Form 10-K
HARTFORD LIFE INSURANCE CO
filed 1995-03-30
CIK 45947

                                    FORM 10-K
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



(Mark one)

[X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended December 31, 1994

     OR

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from   ..........to............

Commission file number 2-89516

                         HARTFORD LIFE INSURANCE COMPANY

Incorporated in the State of Connecticut
                                                        06-0974148
                                                     (I.R.S. Employer
                                                  Identification Number)


                 P.O. Box 2999, Hartford, Connecticut 06104-2999
                          (Principal Executive Offices)

                        Telephone number  (203) 843-6996

          Securities registered pursuant to Section 12 (b) of the Act:
                              None

           Securities registered pursuant to Section 12 (g) of the Act:
                              None

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the
past 90 days.  Yes X   No    .
                  ----   ----

As of February 24, 1995 there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant, all of which were directly owned by Hartford Life and Accident Insurance Company.

The registrant meets the conditions set forth in General Instruction J (1) (a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                     ANNUAL REPORT FOR 1994 ON FORM 10-K

                              TABLE OF CONTENTS

          Item                                                              Page
          ----                                                              ----
PART I     1   Business of Hartford Life**................................    3

           2   Properties** ..............................................   10

           3   Legal Proceedings..........................................   10

           4   *

PART II    5   Market for Hartford Life's Common Stock and Related Stockholder
               Matters ...................................................   11

           6   *

           7   Management's Narrative Analysis of Results of
               Operations**...............................................   11

           8   Consolidated Financial Statements and Supplementary Data...   11

           9   Disagreements on Accounting and Financial Disclosure.......   12

PART III  10   *

          11   *

          12   *

          13   *

PART IV   14   Exhibits, Financial Statements, Schedules and Reports on
               Form 8-K ..................................................   12

               Signatures ...............................................  II-1

               Exhibit Index ............................................  II-2

               *    Omitted pursuant to General Instruction J (2) of Form 10-K
               ** Item prepared in accordance with General Instruction J (2) of Form 10-K

                                     PART I
ITEM 1.   BUSINESS OF HARTFORD LIFE
A. ORGANIZATION
Hartford Life Insurance Company (the Company or HLIC) covers the insurance and retirement needs of millions of Americans. HLIC has been among the fastest-growing major life insurance companies in the United States for the past several years as measured by assets. HLIC's total assets of $47.8 billion at December 31, 1994, include 28.1% of fixed maturities and 47.6% of separate accounts with the remainder representing stocks, cash, mortgage loans, policy loans, reinsurance recoverables and other assets. HLIC is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities marketing insurance products. There are approximately 2,000 stock, mutual, and other types of insurers in the life insurance business in the United States. In the July 1994 edition of BEST'S REVIEW, Life-Health Insurance magazine, HLIC ranked 14th among all life insurance companies in the United States based upon total assets. AM Best assigned HLIC its highest ranking classification, A++, as of December 31, 1993.

The Company was organized in 1902 and is incorporated under the laws of the State of Connecticut. It is ultimately a wholly-owned subsidiary of Hartford Fire Insurance (Hartford Fire) Company which is a subsidiary of ITT Hartford Group, Inc., a wholly-owned subsidiary of ITT Corporation. HLIC is the parent of ITT Hartford Life and Annuity Insurance Company (ILA), formerly ITT Life Insurance Corporation, and ITT Hartford International Life Reassurance Corporation (HLR), formerly American Skandia Life Reinsurance Corporation, which was purchased in 1993.

The reportable segments and product groups of HLIC and its subsidiaries are:
INDIVIDUAL LIFE AND ANNUITIES
-Individual life
-Fixed and variable retirement annuities

ASSET MANAGEMENT SERVICES
-Group Pension Plans products and services
-Deferred Compensation Plans products and services
-Structured Settlements and lottery annuities

SPECIALTY
-Corporate Owned Life Insurance (COLI) and HLR

Additionally, the Company has an Employee Benefits segment (EBD) which markets group life, group short and long term managed disability, stop loss and supplementary medical coverage to employers and employer-sponsored plans. It also offers voluntary AD&D, travel and special risk coverage primarily to associations. EBD also offers disability underwriting administration and claims processing services to other insurers and self-insured employer plans. These products are sold through brokers, licensed agents and Third Party
Administrators through an internal sales force.   The markets for group life and
disability are highly competitive based on price and quality of services. All of this business is reinsured to HLIC's parent, Hartford Life and Accident Insurance Company (HLA).

B. FINANCIAL DATA FOR INDUSTRY SEGMENTS
Revenue, income from continuing operations before income taxes and assets by industry segment are set forth in Note 6 to the financial statements and are incorporated herein by reference.

C. BRIEF DESCRIPTION OF BUSINESS SEGMENTS
The following is a description of HLIC's key products and services, distribution methods, competition and certain other relative data for each of its industry segments.

INDIVIDUAL LIFE AND ANNUITIES (ILAD)
HLIC is a leader in the annuity marketplace, selling both variable and fixed products through a wide distribution of broker-dealers, financial and other institutions. HLIC ranks number one in the individual variable annuities market with a 9.6% share per VARDS (Variable Annuity Research and Data Service) at the end of 1994, excluding Teachers Insurance Annuity Association and College Retirement Equities Fund (TIAA and CREF). The individual annuity market is highly competitive with insurance companies and other financial institutions selling these products. Selection depends on fund performance, an array of fund and product options, product design, credited rates and a company's financial strength ratings.

The Company earns fees for managing these assets and maintaining policyholders' accounts. The HLIC policyholder has a variety of fund and product choices, some of which are managed internally; however, most of the HLIC's investment funds are managed by Wellington Management Company, Putnam or Dean Witter.

Sales reached $7.0 billion in 1994 bringing assets under management to $20.1 billion as of December 31, 1994. Of the total assets under management, $13.1 billion relate to variable annuities with $11.6 billion of these assets held in separate accounts where the policyholder selects the investment vehicle and bears the risk of asset performance, and $1.5 billion represents the fixed option assets that are held in the general account. The remaining $7.0 billion of the individual annuity assets under management are in guaranteed separate accounts. The guaranteed separate account's products offer fixed rate guarantees if held to maturity, but are market value adjusted, the majority of which have no minimum guarantees should policyholders withdraw early. The guaranteed rates, when held to maturity, range from 3% to 12% with durations from one to ten years. These guarantees are supported by the general account of
HLIC.   Deposits to these fixed and variable annuity accumulation accounts are subject to withdrawal restrictions and to surrender charges which dissipate on a sliding scale, usually within seven years. Fixed and variable annuity policyholder reserves are held at account value. The minimum death benefit associated with some 1994 annuity sales was reinsured to a third party. Guaranteed contractholders' account balances are held at book value with amounts held for deferred expenses.

Individual Life products include: universal life, traditional and interest sensitive whole life, term, modified guaranteed life, and variable life. These products are primarily sold through life professionals, broker-dealers, and property-casualty agents, assisted by HLIC's own sales offices or other marketing groups. The Company competes primarily in the up-scale estate and business planning markets. Significant competition comes from large, financially strong insurers based on price, credit quality, and quality of distribution systems. Some of these products permit borrowing against the accumulated cash surrender value of the policy. As of December 31, 1994, the outstanding policy loan balance on individual life policies was $227 million. Interest rates on policy loans ranged from 6% to 8%. Investment income earned on outstanding policy loans was $12.4 million for the year ended December 31, 1994. Universal life and interest sensitive whole life reserves are set equal to premiums collected, plus interest credited , less charges. Other fixed death benefit reserves are based on assumed investment yield, persistency, mortality and morbidity per commonly used actuarial tables, expenses, and margins for adverse deviation. HLIC reinsures all individual life business written by HLA. The maximum retention on any one individual life is $1 million.

ASSET MANAGEMENT SERVICES (AMS)
This segment offers retirement products and services to employer groups marketed to plan administrators through a direct sales force, assisted by home office personnel. This includes managing assets and acting as plan administrator for plans qualified under sections 401, 403 and 457 of the Internal Revenue Code. The segment markets some products for which the investments and reserves are
held in separate accounts.   The separate account assets as of December 31, 1994
totaled $2.8 billion. The separate account options were expanded to include funds managed by Fidelity. Other options include 20th Century funds and HLIC's own funds which are managed by Wellington Management Group or are internally managed. Investment performance relative to non-guaranteed separate account products is borne by the participants. For Group Pension products and services, competition is significant from a number of financial institutions, including other insurance companies, based on rate and credit quality. HLIC has positioned itself to enhance its competitive position in the 401k full service and group tax deferred annuity markets. The Section 457 plan market place is a closed market for which growth is primarily through takeover business from competing companies and through increased contributions from existing participants.

The most significant product type in this segment is the guaranteed rate contract (GRC) which represents $7.0 billion out of $13.7 billion of invested assets under management (including separate accounts) for the entire segment. GRC's offer fixed or indexed rates that are guaranteed for a specified period. The remaining $6.7 billion represent assets managed for the various IRS qualified plans and other pension plan products. Credited rates for these product vary with interest rate conditions. The related policyholder liabilities are held at account value with amounts held for deferred expenses.

SPECIALTY
Individual and group corporate owned life insurance (COLI) products are sold through a marketing company in which Hartford Life & Accident owns a 60% interest. Marketing for COLI is also done through HLR, a wholly owned
subsidiary of HLIC.   As of December 31, 1994, the policy loans outstanding were
$2 billion. Investment income from these loans totaled $299 million during 1994. A significant portion of the COLI business is reinsured with third party companies. Policy reserves are at gross cash surrender value; however, the Company has the right of offset against outstanding policy loans. Therefore, the net amount of risk relative to these policies is minimal. HLIC earns fees for management and cost
of insurance.   Policyholders may receive dividends based on experience.  The
Company began offering a new COLI product in 1994 for which the investments and liabilities are held in a separate account. No policy loans are permitted under this product and the policy owner bears the investment risks.

D.  REGULATION
The insurance business of HLIC is subject to comprehensive and detailed regulation and supervision throughout the United States. The laws of the various jurisdictions establish supervisory agencies with broad administrative powers with respect to licensing to transact business, overseeing trade practices, licensing agents, approving policy forms, establishing reserve requirements, fixing maximum interest rates on life insurance policy loans and minimum rates for accumulation of surrender values, prescribing the form and content of required statutory financial statements and regulating the type and amounts of investments permitted. Each insurance company is required to file detailed annual reports with supervisory agencies in each of the jurisdictions in which it does business and its operations and accounts are subject to examination by such agencies at regular intervals. In the accompanying financial statements, insurance reserves are determined in accordance with generally accepted accounting principles, which may vary from statutory requirements.

In addition, several states, including Connecticut, regulate affiliated groups of insurers, such as HLIC, under insurance holding company legislation. Under such laws, intercompany transfers of assets and dividend payments from insurance subsidiaries may be subject to prior notice or approval, depending on the size of such transfers and payments in relation to the financial positions of the companies.

The National Association of Insurance Commissioners (NAIC) has recently developed new model solvency laws that relate an insurance company's capital requirements to the risks inherent in its overall operations. These new rules are known as Risk Based Capital (RBC). As of December 31, 1994, the Company exceeds the RBC standards.

Although the federal government does not directly regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways. Current and proposed federal measures which may significantly affect the insurance business include removal of barriers preventing banks from engaging in the insurance business, limits to medical testing for insurability, tax law changes affecting the taxation of insurance companies, tax treatment of insurance products and its impact on the relative desirability of various personal investment vehicles and proposed legislation to prohibit the use of gender in determining insurance and pension rates and benefits.

In accordance with the insurance laws and regulations under which HLIC operates, it is obligated to carry on its books, as liabilities, actuarially determined reserves to meet its obligations on its outstanding life insurance contracts and reserves for its universal life and investment contracts. Reserves for life insurance contracts are based on mortality and morbidity tables in general use in the United States modified to reflect Company experience. These reserves are computed at amounts that, with additions from premiums to be received, and with interest on such reserves compounded annually at certain assumed rates, will be sufficient to meet HLIC's policy obligations at their maturities or in the event of an insured's death. Reserves for universal life insurance and investment products represent policy account balances before applicable surrender charges. In the accompanying financial statements these life insurance reserves are determined in accordance with generally accepted accounting principles, which may vary from statutory requirements.

E.   INVESTMENT OPERATIONS
     POLICY LIABILITY CHARACTERISTICS:

          Policy liabilities totaled $17.8 billion (net of ceded reinsurance) at December 31, 1994 which are backed by $19.5 billion in total assets (including insurance investments of $16.5 billion). Matching of the duration of the Company's investments with respective policyholder obligations is an explicit objective of the Company's management strategy. Policy liabilities in the Company's operations, along with estimated duration periods can be summarized based on investment needs in the following 5 categories at December 31, 1994 (in billions):

                                                                             ESTIMATED DURATION (YEARS)

          DESCRIPTION                               BALANCE DEC 31, 1994    LESS THAN 1      1 - 5     6 - 10    OVER 10
          -----------                               --------------------    -----------      -----     ------    -------
Fixed rate asset accumulation vehicles                              $6.6           $1.3       $5.2       $0.1       $0.0
Indexed asset accumulation vehicles                                  0.9            0.5        0.1        0.0        0.3
Interest credited asset accumulation vehicles                        9.4            0.2        5.0        3.2        1.0
Long-term payout liabilities                                         0.9            0.0        0.3        0.4        0.2
                                                            ------------    -----------      -----     ------    -------
TOTAL                                                              $17.8           $2.0      $10.6       $3.7       $1.5
                                                            ------------    -----------      -----     ------    -------
                                                            ------------    -----------      -----     ------    -------

     FIXED RATE ASSET ACCUMULATION VEHICLES

          Products in this category require the Company to pay a fixed rate for a certain period of time. The cash flows are not interest sensitive because the products are written with a market value adjustment, and the liabilities have protection against the early withdrawal of funds through surrender charges. The primary risk associated with these products is that the spread between investment return and credited rate is not sufficient to earn the required return. Product examples include fixed rate guaranteed investment contracts. Contract duration is reflected above and is dependent on the policyholder's choice of guarantee period. The weighted average credited policyholder rate for these policyholder liabilities is 7.5%.

     INDEXED ASSET ACCUMULATION VEHICLES

          Products in this category are similar to the fixed rate asset accumulation vehicles, but require the Company to pay a rate that is determined by an external index. The amount and/or timing of cash flows will therefore vary based on the level of the particular index. The risks inherent in these products are similar to the fixed asset accumulation vehicles, with an additional risk of changes in the index adversely affecting profitability. The weighted average credited rate for these contracts is 5.8%. Product examples include indexed guaranteed investment contracts with an estimated duration of 2 years.

     INTEREST CREDITED ASSET ACCUMULATION VEHICLES

          Products in this category credit interest to policyholders, subject to market conditions and minimum guarantees. Policyholders may surrender at book value, but are subject to surrender charges for an initial period. The risks vary depending on the degree of insurance element contained in the product. Product examples include universal life contracts and fixed account variable annuity contracts. Liability duration is short to intermediate term and is reflected in the table
          above.  The average credited rate for these liabilities is   5.75%.

     LONG TERM PAY OUT LIABILITIES

          Products in this category are long term in nature and contain significant actuarial (mortality, morbidity) pricing risks. The cash flows are not interest sensitive, but do vary based on the timing and amount of benefit payments. The risks associated with these products are that the benefits will exceed expected actuarial pricing and/or the investment return is lower than assumed in pricing. Product examples include structured settlement contracts, and on-benefit annuities and long-term disability contracts. Contract duration is generally 6 to 10 years but, at times, exceeds 30 years. Policy liabilities under these contracts are not interest sensitive. Asset and liability durations are matched with the cash flow characteristics of the claim.

     SEPARATE ACCOUNT PRODUCTS

          Represent products for which a separate investment and liability account is maintained on behalf of the policyholder who bears the investment risk as well as fixed rate annuities with a market rate adjustment. Investment strategy varies by fund choice, as outlined in the prospectus or separate account plan of operations. Products include group pension, modified guaranteed life and annuity and variable life and annuity contracts. Separate account assets and liabilities totaled $22.8 billion at December 31, 1994.

     INVESTED ASSET CHARACTERISTICS AND DERIVATIVE STRATEGIES TO FACILITATE ASSET-LIABILITY MANAGEMENT:

          Consistent with the nature of the Company's policyholder obligations, invested assets are primarily intermediate to long-term taxable fixed maturity investments and collateralized mortgage obligations (CMO's). The majority of the investment income earned in the Company's investment portfolios is credited to policyholders (group pension contractholders and individual life and annuity policyholders). The investment objective is to maximize after-tax yields consistent with acceptable risk while maintaining appropriate liquidity and matching policyholder liabilities. Investments in fixed maturities include bonds which are carried at fair market value. Significant portfolio activity may occur to match contract obligations and not for the purpose of trading. The impact on net income and portfolio yields as
          a result of these sales has not been significant.   The net unrealized
          after-tax loss on securities was $654 million at December 31, 1994.

          Invested assets, excluding separate account assets, totaled $16.5 billion at December 31, 1994 and are comprised of asset-backed securities ($5.6 billion ), other bonds and notes ($7.3 billion ), inverse floating securities ($.5 billion ), and other investments, primarily policy loans ($3.1 billion ). The estimated maturities of these fixed and variable rate investments, along with the respective yields at December 31, 1994, are reflected below . Asset-backed securities are distributed to maturity year based on the Company's estimate of the rate of future prepayments of principal over the remaining life of the securities. Expected maturities differ from contractual maturities reflecting borrower's rights to call or prepay their obligations.

                                                                     ESTIMATED MATURITY

                                                                        MATURITY YEAR
                                             1995      1996      1997      1998      1999     2000+     TOTAL
                                            ------    ------    ------    ------    ------   -------   -------
ASSET BACKED SECURITIES
  VARIABLE RATE *
      Book Value                           $    89   $   119   $   108   $    84   $    53   $   414   $   867
      Market Value                         $    84   $   141   $   126   $   102   $    65   $   293   $   811
      Taxable Equivalent Yield               6.74%     7.13%     6.86%     7.25%     7.55%     7.67%     7.35%

  FIXED RATE
      Book Value                           $   713   $   873   $   498   $   421   $   753   $ 1,898   $ 5,156
      Market Value                         $   709   $   849   $   476   $   374   $   698   $ 1,722   $ 4,828
      Taxable Equivalent Yield               7.36%     6.92%     7.33%     7.14%     6.82%     7.17%     7.12%

SUBTOTAL ASSET BACKED SECURITIES
      Book Value                           $   802   $   992   $   606   $   505   $   806   $ 2,312   $ 6,023
      Market Value                         $   793   $   990   $   602   $   476   $   763   $ 2,015   $ 5,639
      Taxable Equivalent Yield               7.29%     6.95%     7.25%     7.16%     6.87%     7.26%     7.15%

BONDS AND NOTES
  VARIABLE RATE *
      Book Value                           $   250   $   114   $   129   $    20   $   141   $   355   $ 1,009
      Market Value                         $   247   $   111   $   119   $    21   $   126   $   303   $   927
      Taxable Equivalent Yield               6.83%     4.53%     5.33%     5.60%     6.43%     6.50%     6.18%

  FIXED RATE
      Book Value                           $ 1,149   $ 1,122   $   967   $   629   $   820   $ 2,076   $ 6,763
      Market Value                         $ 1,133   $ 1,085   $   923   $   583   $   740   $ 1,923   $ 6,387
      Taxable Equivalent Yield               6.22%     6.04%     6.23%     6.21%     6.90%     7.18%     6.57%

SUBTOTAL BONDS AND NOTES
      Book Value                           $ 1,399   $ 1,236   $ 1,096   $   649   $   961   $ 2,431   $ 7,772
      Market Value                         $ 1,380   $ 1,196   $ 1,042   $   604   $   866   $ 2,226   $ 7,314
      Taxable Equivalent Yield               6.33%     5.90%     6.12%     6.19%     6.83%     7.08%     6.52%

INVERSE FLOATING
      Book Value                           $    10   $    34   $    53   $    29   $    33   $   512   $   671
      Market Value                         $    12   $    27   $    41   $    21   $    19   $   356   $   476
      Taxable Equivalent Yield              13.42%     7.92%     6.23%     8.82%     8.71%     7.79%     7.89%

TOTAL FIXED MATURITIES
      Book Value                           $ 2,211   $ 2,262     1,755   $ 1,183   $ 1,800   $ 5,255   $14,466
      Market Value                         $ 2,185   $ 2,213     1,685   $ 1,101   $ 1,648   $ 4,597   $13,429
      Taxable Equivalent Yield               6.71%     6.39%     6.51%     6.67%     6.88%     7.23%     6.85%



          In addition, other investments comprised primarily of policy loans, totaled $3.1 at December 31, 1994. These loans, which carry a current weighted average interest rate of 10%, are secured by the cash value of the life policy. These loans do not mature in a conventional sense but expire in conjunction with the supporting actuarial assumptions and developments.

          *Variable rate securities are instruments for which the coupon rates move directly with an index rate. Included in this caption are the Company's holdings of residuals and interest-only securities which represent less than 1% of the investment assets. Residuals, for which cost approximates market, have an average life of 4.9 years, earn an average yield of 11.7%. Interest-only securities, for which cost approximates market, have an average life of 7 years and earn an average of 10.7%.

     The Company's investments are managed to conform with the various liability-driven objectives discussed above. Derivatives play an important role in facilitating the management of interest rate risk, in creating opportunities to develop asset packages which efficiently fund product obligations, in hedging against indexation risks which affect the value of certain liabilities, and in adjusting broad investment risk characteristics when dictated by significant changes in market risks. As an end user of derivatives, the Company uses a variety of derivative financial instruments, including swaps, caps, floors and exchange traded financial futures and options as a means of prudently hedging exposure to price, foreign currency and/or interest rate risk on anticipated investment purchases or existing assets and liabilities. The notional amounts of derivative contracts represent the basis upon which payment and receipt of amounts are calculated and are not reflective of credit risk. Credit risk is limited to the amounts calculated to be due to the Company on such contracts. Payment obligations between the Company and its counterparties are typically netted on a quarterly basis. The Company has strict policies regarding the financial stability and credit standing of its major counterparties and typically requires credit enhancement requirements to further limit its credit risk. Notional amounts pertaining to derivative financial instruments totaled $8.6 billion at December 31, 1994 ($6.9 billion related to the Company investments and $1.7 billion on the liabilities).

     The following strategies are used to manage the aforementioned risks associated with the Company's obligations:

     ANTICIPATORY HEDGING

     For certain liability types, the Company commits to the price of the product in advance of the receipt of the associated premium or deposit. To hedge the Company's expected cash flows against adverse changes in marinterest rates, the Company routinely executes anticipatory hedges which immunize the Company against asset price changes which would result from changes in market interest rates. Typically, these hedges involve taking a long position in an interest rate future or swap which has a duration equivalent to the anticipated investments, which in turn approximate the duration of the associated liabilities. The notional amounts of derivatives used for anticipatory hedges totaled $.8 billion at December 31, 1994.

     LIABILITY RISK ADJUSTMENTS

     Several products obligate the Company to credit a return to the contractholder which is indexed to a market rate. Derivatives, typically in the form of swaps, are extensively used to convert the specific liability indexation risk to a risk which is more common, such as a fixed rate or a floating rate of LIBOR. By swapping the liability risk into a more common asset risk, a broader array of assets may be effectively matched against these liabilities. This strategy permits the customization of liability indexation to meet customer objectives without the need to identify assets which directly match each index. The notional amounts of derivatives used for liability risk adjustment totaled $1.7 billion at December 31, 1994.

     ASSET HEDGES/SYNTHETIC ASSET INVESTMENTS

     The selection of investment risk characteristics is driven by the liability-specific needs of each obligation. Investment needs may range from very short duration to very long duration, from floating rate to fixed rate, from callable to non-callable. To meet the obligations of the Company's policyholders, investment managers consider a range of available investment alternatives. In order to provide greater risk diversification, the Company often invests in securities for which most, but not all, of the
     desired investment characteristics are met.   The Company  may choose to
     create a synthetic asset by combining two or more instruments to achieve the desired investments characteristics. Many times, the undesireable risks can be effectively managed through the use of derivatives. As an example, currency-linked notes or inverse floating rate characteristics can be converted to alternative fixed or floating rate notes with any currency or undesireable interest rate risk eliminated or reduced. The choice of a derivative instrument for hedging depends upon the investment risk to be offset, the cost efficiency and liquidity of the derivative instrument, as well as the ongoing need to review the overall balance of asset and liability characteristics in the Company's operations. The notional amounts of derivatives used for hedges of physical or synthetic assets totaled $2.8 billion at December 31, 1994.

     PORTFOLIO / DURATION HEDGES
     The term "duration" refers to the degree of change in the value or return of an asset (or group of assets) which results from an external market change, such as a change in the level of current interest rates. As market conditions change, these duration characteristics sometimes require adjustments in order to preserve the appropriate asset-liability balance. As an example, a precipitous drop in interest rates may accelerate mortgage prepayments and shorten the expected maturity of a portfolio of mortgage securities. Duration hedges compensate for this risk by adjusting average asset duration parameters. The notional amounts of derivatives used for duration hedges totaled $3.3 billion as of December 31, 1994.

     The Company is committed to maintaining an effective risk management discipline. Approved derivatives usage must support at least one of the following objectives: to manage the risk to the operation arising from price, interest rate and foreign currency volatility, to manage liquidity, or control transaction costs. All investment activity is subject to regular review procedures for all credit risk whether borrower, issuer, or counterparty have been established. HLIC analyzes the aggregate interest rate risk through the use of a proprietary, multi-scenario cash flow projection model which encompasses all liabilities and their associated investments, including derivatives.

     HLIC has established an independent risk management to continually monitor and evaluate the Company's financial exposure to asset and liability risks under various economic conditions.


F.  OTHER MATTERS

As of December 31, 1994, HLIC and its parent HLA have 3,481 direct employees, 1,872 of whom are employed at the Home Office in Simsbury, Connecticut, and 1,609 of whom are employed at various branch offices throughout the United States and elsewhere. ILA employs 481 people in Minneapolis, Minnesota and HLR has 19 employees in Westport, Connecticut.


ITEM 2.    PROPERTIES

The Company occupies office space leased by Hartford Fire. Expenses associated with these offices are allocated on a direct and indirect basis to the Life subsidiaries of Hartford Fire.

 ITEM 3.    LEGAL PROCEEDINGS

The Company is involved in pending and threatened litigation in which claims for monetary damages are asserted. Management, after consultation with legal counsel, does not anticipate that the ultimate liability arising from such pending or threatened litigation would have a material effect on the financial position of the Company.

                                     PART II

ITEM 5. MARKET FOR HARTFORD LIFE'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

All of HLIC's outstanding shares are ultimately owned by Hartford Fire which is a subsidiary of ITT Hartford Group, Inc., a wholly-owned subsidiary of ITT Corporation.

HLIC has issued and outstanding 1,000 shares of common stock at a par value of $5,690 per share.

ITEM 7.     MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
                          (DOLLAR AMOUNTS IN MILLIONS)

                              ILAD          AMS       SPECIALTY        TOTAL
                          1994   1993   1994   1993   1994  1993    1994   1993
                          ----   ----   ----   ----   ----  ----    ----   ----
Revenues                  $691   $595   $789   $794   $919  $425  $2,399 $1,814
Benefits, claims,
 expenses and taxes        595    511    765    748    901   412   2,261  1,671
                         -----  -----  -----  -----  ----- -----   -----  -----
NET INCOME                 $96    $84    $24    $46    $18   $13    $138   $143
                         -----  -----  -----  -----  ----- -----   -----  -----
                         -----  -----  -----  -----  ----- -----   -----  -----

INDIVIDUAL LIFE & ANNUITY (ILAD)
ILAD is the largest of HLIC's segments in terms of assets under management and net income. The annuity line continues to be a leader in the industry (see business section). In 1994, the segment assumed life and annuity policies from Pacific Standard Life Insurance Company, adding $219 million of annual life premiums and $181 million of annuity assets. In 1993, ILAD assumed $3.2 billion in fixed and variable annuity assets and $.9 billion of modified guaranteed life insurance from Fidelity Bankers Life Insurance Company. The significant growth from these assumptions along with new deposits from fixed and variable annuity sales of $7.0 billion in 1994 and $4.2 billion in 1993 increased assets under
management, but are not reported as revenues.   The management and maintenance
fees and cost of insurance associated with this growing policyholder base were the source of ILAD's increased revenues and net income. The growth in this segment has caused the ratio of benefits, claims and expenses to average assets under management has declined from 3.6% in 1993 to 2.6% in 1994.

ASSET MANAGEMENT  SERVICES (AMS)
Sales in the AMS segment have been strong relative to its competitors. Market share has grown in its key products. Consistent with industry experience, 1994 investment income declined due to interest rate drops which occurred through the latter part of 1993. This particularly impacted the GRC line which experienced prepayments in excess of expectations. Though most of the underlying mortgage-backed securities for GRC were PAC CMO's (planned amortization class collateralized mortgage obligations) which fall into the lower end of the investment risk spectrum for this investment class, offering some prepayment protection and less market volatility, the portfolio was not completely insulated, which contributed to the drop in net income in 1994.

  Although income for this line will continue to be impacted from these prepayments, hedging strategies are in place that limit volatility against future interest rate movements.

SPECIALTY
Specialty is growing in size from revenue and net income perspectives relative to the total Company and in comparison to the prior year. The segment assumed a large block of COLI business in 1994. Life insurance in force has grown from this assumption and from new sales to $39.5 billion in 1994 from $16.7 billion in 1993. HLIC's Specialty segment is one of the industry's leading underwriters and reinsurers of COLI products.

ITEM 8.       CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements and Schedules.

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

          (a)  Documents Filed
               (1)  See Index to Consolidated Financial Statements and Schedules
               (2)  See Exhibit Index
          (b) No reports on Form 8-K have been filed during the last quarter of 1994

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  AND SCHEDULES


Report of Independent Public Accountants............................. F-2
Consolidated Statements of Income for the three years ended
  December 31, 1994.................................................. F-3
Consolidated Balance Sheets as of December 31, 1994 and 1993......... F-4
Consolidated Statements of Stockholder's Equity for the three years ended December 31, 1994............................................ F-5
Consolidated Statements of Cash Flow for the three years ended
  December 31, 1994.................................................. F-6
Notes to  Consolidated Financial Statements.......................... F 7-19
Summary of Investments Other Than Investments in Affiliates.......... S-1
Supplementary Insurance Information.................................. S-2
Reinsurance.......................................................... S-3

All schedules not listed above have been omitted because they are not applicable or the amounts are insignificant, immaterial or the information has been otherwise supplied in the financial statements or notes thereto.

                              REPORT OF MANAGEMENT

The management of Hartford Life Insurance Company and subsidiaries (the Company) is responsible for the preparation and integrity of the information contained in the accompanying consolidated financial statements and other sections of the Annual Report. The consolidated financial statements are prepared in accordance with generally accepted accounting principles, and, where necessary, include amounts that are based on management's informed judgments and estimates. Other information in the Annual Report is consistent with the financial statements.

The Company's consolidated financial statements are audited by Arthur Andersen LLP, independent public accountants. Management has made available to Arthur Andersen LLP the Company's financial records and related data and believes that the representations made to the independent public accountants are valid and complete.

The Company's system of internal controls is a major component of management's responsibility for the fair presentation of the consolidated financial statements. The internal controls, including accounting controls and the internal auditing program, are designed to provide reasonable assurance that the assets are safeguarded, transactions are executed in accordance with management's authorization and are properly recorded, and fraudulent financial reporting is prevented or detected.

The Company's internal controls provide for the careful selection and training of personnel and for appropriate segregation of responsibilities. The controls are documented in written codes of conduct, policies, and procedures that are communicated to the Company's employees. Management continually monitors the system of internal controls for compliance. The Company's internal auditors perform independent tests of accounting procedures and records to assess the overall effectiveness of the Company's internal controls. They also make recommendations for improving internal controls, policies and practices. Management takes appropriate action in response to each recommendation from the internal auditors and the independent public accountants.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Hartford Life Insurance Company and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Hartford Life Insurance Company (a Connecticut corporation and wholly-owned subsidiary of Hartford Life and Accident Insurance Company) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholder's equity and cash flow for each of the three years in the period ended December 31, 1994. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are
free of material misstatement.   An audit includes examining, on a test basis,
evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hartford Life Insurance Company and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

As discussed in the accompanying notes to the consolidated financial statements, the Company adopted new accounting standards promulgated by the Financial Accounting Standards Board, changing its methods of accounting, as of January 1, 1994, for debt and equity securities, and, effective January 1, 1992, for postretirement benefits other than pensions and postemployment benefits.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in the Index to Consolidated Financial Statements and Schedules are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                        ARTHUR ANDERSEN  LLP





Hartford, Connecticut
January 30, 1995

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (IN MILLIONS)


                                                 FOR THE YEARS ENDED DECEMBER 31,

                                                      1994      1993      1992
REVENUES:
Premiums and other considerations                   $1,100    $  747   $  259
Net investment income                                1,292     1,051      907
Net realized gains on investments                        7        16        5
                                                    ------    ------    ------
                                                     2,399     1,814    1,171

BENEFITS, CLAIMS AND EXPENSES:
Benefits, claims and claim
   adjustment expenses                               1,405     1,046      797
Amortization of deferred policy
    acquisition costs                                  145       113       55
Dividends to policyholders                             419       227       47
Other insurance expenses                               227       210      138
                                                    ------    ------    ------
                                                     2,196     1,596    1,037

INCOME BEFORE INCOME TAX AND
    CUMULATIVE EFFECT OF CHANGES IN
    ACCOUNTING PRINCIPLES                              203       218      134
Income tax expense                                      65        75       45
                                                    ------    ------    ------

INCOME BEFORE CUMULATIVE EFFECT OF
    CHANGES IN ACCOUNTING PRINCIPLES                   138       143       89

Cumulative effect of changes in
    accounting principles net of tax benefit of $7       -         -      (13)
                                                    ------    ------    ------

NET INCOME                                          $  138    $  143    $  76
                                                    ------    ------    ------
                                                    ------    ------    ------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                                           AS OF  DECEMBER 31,
                                                         1994           1993
                                                       --------       --------
            ASSETS

Investments:
Fixed maturities, available for sale, at fair
value in 1994 and at amortized cost in 1993
(amortized cost, $14,464  in 1994; fair
value, $12,845 in 1993)                                 $13,429        $12,597
Equity securities, at fair value                             68             90
Mortgage loans, at outstanding principal balance            316            228
Policy loans, at outstanding balance                      2,614          1,397
Other investments                                           107             40
                                                        -------        -------
                                                         16,534         14,352

Cash                                                         20              1
Premiums and amounts receivable                             160            327
Reinsurance recoverable                                   5,466          5,532
Accrued investment income                                   378            241
Deferred policy acquisition costs                         1,809          1,334
Deferred income tax                                         590            114
Other assets                                                 83            101
Separate account assets                                  22,809         16,284
                                                        -------        -------
                                                        $47,849        $38,286
                                                        -------        -------
                                                        -------        -------

      LIABILITIES AND STOCKHOLDER'S EQUITY

Future policy benefits                                   $1,890         $1,659
Other policyholder funds                                 21,328         18,234
Other liabilities                                         1,000            916
Separate account liabilities                             22,809         16,284
                                                        -------        -------
                                                         47,027         37,093

Common stock - authorized 1,000 shares, $5,690
par value, issued and outstanding 1,000 shares                6              6
Capital surplus                                             826            676
Unrealized losses on securities, net of tax               (654)            (5)
Retained earnings                                           644            516
                                                        -------        -------
                                                            822          1,193
                                                        -------        -------
                                                        $47,849        $38,286
                                                        -------        -------
                                                        -------        -------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                  (IN MILLIONS)


                                                                                         UNREALIZED
                                                                                       GAINS(LOSSES)                     TOTAL
                                                                COMMON        CAPITAL        ON            RETAINED  STOCKHOLDER'S
                                                                STOCK         SURPLUS    SECURITIES        EARNINGS      EQUITY
                                                                -----         -------    ----------        --------      ------
BALANCE, DECEMBER 31, 1991                                       $   6        $  439         $    1         $  297         $  743
Net Income                                                                                                      76             76
Capital Contribution                                                 -            25              -              -             25
Excess of assets over liabilities on
 reinsurance assumed from affiliate                                  -            34              -              -             34
Change in unrealized losses on equity
  securities, net of tax                                             -             -             (1)             -             (1)
                                                                ------        -------        -------        -------        -------
BALANCE, DECEMBER 31, 1992                                           6           498              0            373            877
                                                                ------        -------        -------        -------        -------
Net Income                                                           -             -              -            143            143
Capital Contribution                                                 -           180              -              -            180
Excess of assets over liabilities on
 reinsurance assumed from affiliate                                  -            (2)             -              -             (2)
Change in unrealized losses on equity
  securities, net of tax                                             -             -             (5)             -             (5)
                                                                ------        -------        -------        -------        -------
BALANCE, DECEMBER 31, 1993                                           6           676             (5)           516          1,193
                                                                ------        -------        -------        -------        -------
Net Income                                                           -             -              -            138            138
Capital Contribution                                                 -           150              -              -            150
Dividends Paid                                                       -             -              -            (10)           (10)
Change in unrealized losses on securities,
   net of tax *                                                      -             -           (649)             -           (649)
                                                                ------        -------        -------        -------        -------
BALANCE, DECEMBER 31, 1994                                       $   6        $  826         $ (654)        $  644         $  822
                                                                ------        -------        -------        -------        -------
                                                                ------        -------        -------        -------        -------

* The 1994 change in unrealized losses on securities, net of tax, includes a gain of $91 due to adoption of SFAS #115 as discussed in note 1b to the consolidated financial statements.


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASHFLOW
                                  (IN MILLIONS)


                                              FOR THE YEARS ENDED DECEMBER 31,
                                                  1994       1993       1992
                                                  ----       ----       ----
OPERATING ACTIVITIES:
NET INCOME                                      $   138    $   143    $    76
Cumulative effect of accounting changes               -          -         13
Adjustments to net income:
Net realized investment gains before tax             (7)       (16)        (5)
Net policyholder investment losses
  (gains) before tax                                  5        (15)       (15)
Net deferred policy acquisition costs              (441)      (292)      (278)
Net amortization of premium (discount) on
  fixed maturities                                   41          2        (16)
Deferred income tax benefits                       (128)      (121)       (14)
(Increase) decrease  in premiums and
  amounts receivable                                 10        (28)       (14)
Increase in accrued investment income              (106)        (4)      (116)
Decrease(increase) in other assets                  101        (36)        88
Decrease(increase)  in reinsurance
  recoverable                                        75       (121)         0
Increase in liability for future policy
  benefits                                          224        360        527
Increase in other liabilities                       191        176         92
                                                --------  ---------   --------
CASH PROVIDED BY OPERATING ACTIVITIES               103         48        338
                                                --------  ---------   --------
INVESTING ACTIVITIES:
Purchases of fixed maturity investments          (9,127)   (12,406)    (8,948)
Proceeds from sales of fixed maturity
  investments                                     5,708      8,813      5,728
Maturities and principal paydowns of
  long-term investments                           1,931      2,596      1,207
Net purchases of other investments               (1,338)      (206)      (106)
Net sales (purchases) of short-term
  investments                                       135       (564)       221
                                                --------  ---------   --------
CASH USED FOR INVESTING ACTIVITIES               (2,691)    (1,767)    (1,898)
                                                --------  ---------   --------
FINANCING ACTIVITIES:
Net receipts from investment and UL-type
contracts credited to policyholder account
balances                                          2,467      1,513      1,512
Capital contribution                                150        180         25
Excess of assets over liabilities on
  reinsurance assumed from affiliate                 -           -         34
Dividends paid                                      (10)         -          -
                                                --------  ---------   --------
CASH PROVIDED BY FINANCING
  ACTIVITIES                                      2,607      1,693      1,571
                                                --------  ---------   --------
NET INCREASE(DECREASE) IN CASH                       19        (26)        11
Cash at beginning of period                           1         27         16
                                                --------  ---------   --------
CASH AT END OF PERIOD                           $    20    $     1    $    27
                                                --------  ---------   --------
                                                --------  ---------   --------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (DOLLAR AMOUNTS IN MILLIONS)

1.   SIGNIFICANT ACCOUNTING POLICIES

     (A)  BASIS OF PRESENTATION:

          These consolidated financial statements include Hartford Life Insurance Company (the Company or HLIC) and its wholly-owned subsidiaries, ITT Hartford Life and Annuity Company (ILA) and ITT Hartford International Life Reassurance Corporation (HLR), formerly American Skandia Life Reinsurance Corporation. HLIC is a wholly-owned subsidiary of Hartford Life and Accident Insurance Company (HLA).
          The Company is ultimately owned by Hartford Fire Insurance Company (Hartford Fire), which is ultimately owned by ITT Hartford Group, Inc., a subsidiary of ITT Corporation (ITT).

          The consolidated financial statements are prepared in conformity with generally accepted accounting principles which differ in certain material respects from the accounting practices prescribed or permitted by various insurance regulatory authorities.

          Certain reclassifications have been made to prior year financial statements to conform to current year classifications.

     (B)  CHANGES IN ACCOUNTING PRINCIPLES:

          Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards (SFAS)No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" and SFAS No. 112, Employers' Accounting for Postemployment Benefits", using the immediate recognition method. Accordingly, a cumulative adjustment (through December 31, 1991) of $7 after-tax has been recognized at January 1, 1992.

          Effective January 1, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The new standard requires, among other things, that fixed maturities be classified as "held-to-maturity", "available-for-sale" or "trading" based on the Company's intentions with respect to the ultimate disposition of the security and its ability to effect those intentions. The classification determines the appropriate accounting carrying value (cost basis or fair value) and, in the case of fair value, whether the adjustment impacts Stockholder's Equity directly or is reflected in the Consolidated Statements of Income. Investments in equity securities had previously been recorded at fair value with the corresponding impact included in Stockholder's Equity. Under SFAS No. 115, the Company's fixed maturities are classified as "available for sale" and accordingly, these investments are reflected at fair value with the corresponding impact included as a component of Stockholder's Equity designated as "Unrealized Loss on Securities, Net of Tax."
          As with the underlying investment security, unrealized gains and losses on derivative financial instruments are considered in determining the fair value of the portfolios. The impact of adoption was an increase to stockholder's equity of $91.

          The Company's cash flows were not impacted by these changes in accounting principles.

     (C)  REVENUE RECOGNITION:

          Revenues for universal life policies and investment products consist of policy charges for the cost of insurance, policy administration and surrender charges assessed to policy account balances. Premiums for traditional life insurance policies are recognized as revenues when they are due from policyholders. Deferred acquisition costs are amortized using the retrospective deposit method for universal life and other types of contracts where the payment pattern is irregular or surrender charges are a significant source of profit and the prospective deposit method is used where investment margins are the primary source of profit.

     (D)  FUTURE POLICY BENEFITS AND OTHER POLICYHOLDER FUNDS:

          Liabilities for future policy benefits are computed by the net level premium method using interest rate assumptions varying from 3% to 11% and withdrawal, mortality and morbidity assumptions which vary by plan, year of issue and policy durations and include a provision for adverse deviation. Liabilities for universal life insurance and investment products represent policy account balances before applicable surrender charges.

     (E)  POLICYHOLDER REALIZED GAINS AND LOSSES:

          Realized gains and losses on security transactions associated with the Company's immediate participation guaranteed contracts are excluded from revenues, since under the terms of the contracts the realized gains and losses will be credited to policyholders in future years as they are entitled to receive them.

     (F)  DEFERRED POLICY ACQUISITION COSTS:

          Policy acquisition costs, including commissions and certain underwriting expenses associated with acquiring traditional life insurance products, are deferred and amortized over the lesser of the estimated or actual contract life. For universal life insurance and investment products, acquisition costs are being amortized generally in proportion to the present value of expected gross profits from surrender charges, investment, mortality and expense margins.

     (G)  INVESTMENTS:

          Investments in fixed maturities are classified as available for sale and accordingly reflected at fair value with the corresponding impact of unrealized gains and losses, net of tax, included as a component of
          stockholder's equity.   Securities and derivative instruments,
          including swaps, caps, floors, futures, forward commitments and collars, are based on dealer quotes or quoted market prices for the same or similar securities. While the Company has the ability and intent to hold all fixed income securities until maturity, due to contract obligations, interest rates and tax laws, portfolio activity occurs. These trades are motivated by the need to optimally position investment portfolios in reaction to movements in capital markets or distribution of policyholder liabilities. When an other than temporary reduction in the value of publicly traded securities occurs, the decrease is reported as a realized loss and the carrying value is adjusted accordingly. Real estate is carried at cost less accumulated depreciation. Equity securities, which include common stocks, are carried at market value with the after-tax difference from cost reflected in stockholder's equity. Realized investment gains and losses, after deducting life and pension policyholders share are reported as a component of revenue and are determined on a specific identification basis.

     (H)  DERIVATIVE FINANCIAL INSTRUMENTS

          The Company uses a variety of derivative financial instruments as part of an overall risk management strategy. These instruments, including swaps, caps, collars and exchange traded financial futures, are used as a means of hedging exposure to price, foreign currency and/or interest rate risk on planned investment purchases or existing assets and liabilities. The Company does not hold or issue derivative financial instruments for trading purposes. The Company's minimum correlation threshold for hedge designation is 80%. If correlation, which is assessed monthly and measured based on a rolling three month average, falls below 80%, hedge accounting will be terminated. Gains or losses on futures purchased in anticipation of the future receipt of product cash flows are deferred and, at the time of the ultimate purchase, reflected as a basis adjustment to the purchased asset. Gains or losses on futures used in invested asset risk management are deferred and adjusted into the basis of the hedged asset when the contract is closed. The basis adjustments are amortized into investment income over the remaining asset life.

          Open forward commitment contracts are marked to market through Stockholder's Equity. Such contracts are recorded at settlement by recording the purchase of the specified securities at the previously committed price. Gains or losses resulting from the termination of the forward commitment contracts before the delivery of the securities are recognized immediately in the income statement as a component of investment income.

          The Company's accounting for interest rate swaps and purchased or written caps, floors, and options used to manage risk is in accordance with the concepts established in SFAS 80, "Accounting for Futures Contracts", the American Institute of Certified Public Accountants Statement of Position 86-2, "Accounting for Options" and various EITF pronouncements, except for written options which are written in all cases in conjunction with other assets and derivatives as part of an overall risk management strategy. Such synthetic instruments are accounted for as hedges. Derivatives, used as part of a risk management strategy, must be designated at inception and have consistency of terms between the synthetic instrument and the financial instrument being replicated. Synthetic instrument accounting, consistent with industry practice, provides that the synthetic asset is accounted for like the financial instrument it is intended to replicate. Interest rate swaps and purchased or written caps, floors and options which fail to meet management criteria are accounted for at fair market value with the impact reflected in net income.

          Interest rate swaps involve the periodic exchange of payments without the exchange of underlying principal or notional amounts. Net payments are recognized as an adjustment to income. Should the swap be terminated, the gains or losses are adjusted into the basis of the asset or liability and amortized over the remaining life. The basis of the underlying asset or liability is adjusted to reflect changing market conditions such as prepayment experience. Should the asset be sold or liability terminated, the gains or losses on the terminated position are immediately recognized in earnings. Interest rate swaps purchased in anticipation of an asset purchase ("anticipatory transaction") are recognized consistent with the underlying asset components. That is, the settlement component is recognized in the Statement of Income while the change in market is recognized as an unrealized gain or loss.

          Premiums paid on purchased floor or cap agreements and the premium received on issued cap or floor agreements used for risk management, as well as the net payments, are adjusted into the basis of the applicable asset and amortized over the asset life. Gains or losses on termination of such positions are adjusted into the basis of the asset or liability and amortized over the remaining asset life.

          Forward exchange contracts and foreign currency swaps are accounted for in accordance with SFAS 52. Changes in the spot rate of instruments designated as hedges of the net investment in a foreign subsidiary are reflected in the cumulative translation adjustment component of stockholder's equity.

     (I)  RELATED PARTY TRANSACTIONS:

          Transactions of the Company with its parent and affiliates relate principally to tax settlements, insurance coverage, rental and service fees and payment of dividends and capital contributions. In addition, certain affiliated insurance companies purchased group annuity contracts from the Company to fund pension costs and claim annuities to settle casualty claims.

          Substantially all general insurance expenses related to the Company, including rent expenses, are initially paid by Hartford Fire. Direct expenses are allocated to the Company using specific identification and indirect expenses are allocated using other applicable methods.

          The rent paid to Hartford Fire for the space occupied by the Company
          was $3   in 1994, 1993, and 1992 respectively.  The Company expects to pay rent of $3 in 1995, 1996, 1997,1998, and 1999 respectively and $60 thereafter, over the contract life of the lease.

          See also Note (4) for the related party coinsurance agreements.

2.   INVESTMENTS

     (A)  COMPONENTS OF NET INVESTMENT INCOME:



                                                  1994        1993       1992
                                                  ----        ----       ----
Interest income                                  $1,247      $1,007       $894
Income from other investments                        54          53         15
                                                 ------      ------     ------
GROSS INVESTMENT INCOME                           1,301       1,060        909
Less: investment expenses                             9           9          2
                                                 ------      ------     ------
NET INVESTMENT INCOME                            $1,292      $1,051       $907
                                                 ------      ------     ------
                                                 ------      ------     ------

     (B)  UNREALIZED GAINS (LOSSES) ON EQUITY SECURITIES:

                                                  1994        1993       1992
                                                  ----        ----       ----
Gross unrealized gains                            $  2        $  3        $ 2
Gross unrealized losses                            (11)        (11)        (2)
Deferred income tax expense (benefit)               (3)         (3)         0
                                                 ------      ------     ------
NET UNREALIZED LOSSES AFTER TAX                     (6)         (5)         0
Balance at beginning of year                        (5)          0          1
                                                 ------      ------     ------
CHANGE IN NET UNREALIZED LOSSES ON
  EQUITY SECURITIES                               $ (1)       $ (5)       $(1)
                                                 ------      ------     ------
                                                 ------      ------     ------

     (C)  UNREALIZED GAINS (LOSSES) ON FIXED MATURITIES:

                                                  1994        1993       1992
                                                  ----        ----       ----
Gross unrealized gains                         $   150       $ 538      $ 521
Gross unrealized losses                         (1,185)       (290)      (302)
                                               --------      ------     ------
NET UNREALIZED (LOSSES) GAINS                   (1,035)        248        219
Unrealized losses credited to policyholders         37           0          0
Deferred income tax expense (benefit)             (350)         87         75
                                               --------      ------     ------
NET UNREALIZED  (LOSSES) GAINS AFTER TAX          (648)        161        144
Balance at beginning of year                       161         144        297
                                               --------      ------     ------
CHANGE IN NET UNREALIZED (LOSSES)GAINS ON
  FIXED MATURITIES                             $  (809)      $  17      $(153)
                                               --------      ------     ------
                                               --------      ------     ------

     (D)  COMPONENTS OF NET REALIZED GAINS:

                                                  1994        1993       1992
                                                  ----        ----       ----
Fixed maturities                                  $(34)       $(12)       $20
Equity securities                                  (11)          0          3
Real estate and other                               47          43         (3)
Less: (decrease)increase in liability
  to policyholders for realized gains               (5)         15         15
                                                 ------      ------     ------
NET REALIZED GAINS                                $  7        $ 16        $ 5
                                                 ------      ------     ------
                                                 ------      ------     ------

     (E)  DERIVATIVE INVESTMENTS:

          A summary of investments, segregated by major category along with the types of derivatives and their respective notional amounts, are as follows as of December 31, 1994 :


                            SUMMARY OF INVESTMENTS
                            AS OF DECEMBER 31, 1994
                               (CARRYING AMOUNTS)

                                                                         ISSUED CAPS,    PURCHASED
                                         TOTAL CARRYING        NON-        FLOORS &     CAPS, FLOORS        FUTURES          SWAPS
                                              VALUE         DERIVATIVE    OPTIONS (B)  & OPTIONS (C)          (D)             (F)
                                         --------------     ----------   ------------  -------------       --------         ------
Asset Backed Securities                         $5,670          $5,690          $(31)            $24             $0          $(13)
Inverse Floaters (A)                               474             482            (9)              4              0            (3)
Anticipatory (E)                                   (30)              0             0               2              0           (32)
                                               --------        -------         ------         ------         ------         ------
TOTAL ASSET BACKED SECURITIES                    6,114           6,172           (40)             30              0           (48)

Other Bonds and Notes                            6,533           6,606             0               0              0           (73)

Short-Term Investments                             782             782             0               0              0             0
                                               --------        -------         ------         ------         ------         ------
TOTAL FIXED MATURITIES                          13,429          13,560           (40)             30              0          (121)

Other Investments                                3,105           3,105             0               0              0             0
                                               --------        -------         ------         ------         ------         ------

TOTAL INVESTMENTS                              $16,534         $16,665          $(40)            $30             $0         $(121)
                                               --------        -------         ------         ------         ------         ------
                                               --------        -------         ------         ------         ------         ------

                     SUMMARY OF  INVESTMENTS IN DERIVATIVES
                            AS OF DECEMBER 31, 1994
                               (NOTIONAL AMOUNTS)

                                                          ISSUED CAPS,    PURCHASED
                                         TOTAL NOTIONAL     FLOORS, &   CAPS, FLOORS,        FUTURES          SWAPS
                                            AMOUNT         OPTIONS (B)  & OPTIONS (C)          (D)             (F)
                                         --------------   ------------  -------------       --------         ------
Asset Backed Securities                          $4,244         $1,311         $2,546            $75           $312
Inverse Floaters (A)                              1,129            277             63              3            786
Anticipatory (E)                                    835              0            209            101            525
                                                -------        -------        -------        -------        -------
TOTAL ASSET BACKED                                6,208          1,588          2,818            179          1,623

Other Bonds and Notes                               670              0             72             74            524

Short-Term Investments                                0              0              0              0              0
                                                -------        -------        -------        -------        -------
TOTAL FIXED MATURITIES                            6,878          1,588          2,890            253          2,147

Other Investments                                    16              0              3              0             13
                                                -------        -------        -------        -------        -------

TOTAL INVESTMENTS                                $6,894         $1,588         $2,893           $253         $2,160
                                                -------        -------        -------        -------        -------
                                                -------        -------        -------        -------        -------

A summary of the notional and fair value of derivatives with off Balance Sheet risk as of December 31, 1993 is as follows:


                              ISSUED SWAPS, CAPS
                              FLOORS AND COLLARS   FUTURES  FORWARDS     TOTAL
                              ------------------   -------  --------     -----
Notional                                 $7,015     $1,792       $91   $8,898
Fair Value                                  $(4)        $0        $1      $(3)

     (A) Inverse floaters, which are variations of CMO's for which the coupon rates move inversely with an index rate (e.g. LIBOR). The risk to principal is considered negligible as the underlying collateral for
          the securities is guaranteed or sponsored by government agencies.   To
          address the volatility risk created by the coupon variability, the Company uses a variety of derivative instruments, primarily interest rate swaps and issued floors.

     (B) Comprised primarily of caps ($1,459) with a weighted average strike rate of 7.7% (ranging from 6.8% to 10.2%). Over 70% mature in 1997 and 1998. Issued floors total $125 with a weighted average strike rate of 8.3% and mature in 2004.

     (C) Comprised of purchased floors ($1,856), purchased options and collars ($633) and purchased caps ($404). The floors have a weighted average strike price of 5.8% (ranging from 4.8% and 6.6%) and over 85% mature in 1997 and 1998. The options and collars generally mature in 1995 and 2002. The caps have a weighted average strike price of 7.2% (ranging from 4.5% and 8.9%) and over 66% mature in 1997 through 1999.

     (D)  Over 95% of futures contracts expire before December 31, 1995.

     (E) Deferred gains and losses on anticipatory transactions are included in the carrying value of bond investments in the consolidated balance sheets. At the time of the ultimate purchase, they are reflected as a basis adjustment to the purchased asset. At December 31, 1994, these were $(33) million in net deferred losses for futures, interest rate swaps and purchased options.

     (F) The following table summarizes the maturities of interest rate and foreign currency swaps outstanding at December 31, 1994 and the related weighted average interest pay rate or receive rate assuming current market conditions:

            MATURITY OF SWAPS ON INVESTMENTS  AS OF DECEMBER 31, 1994

                                                                                                                          MATURITY
      DERIVATIVE TYPE                                  1995      1996      1997      1998      1999      2000+     TOTAL     LAST
      ---------------                                  ----      ----      ----      ----      ----      -----     -----  --------
INTEREST RATE SWAPS:
PAY FIXED/RECEIVE VARIABLE:
Notional Value                                            $0       $15       $50        $0      $446      $268      $779      2004
Weighted Average Pay Rate                               0.0%      5.0%      7.2%      0.0%      8.2%      7.8%      7.9%
Weighted Average Receive Rate                           0.0%      6.4%      5.7%      0.0%      7.5%      6.5%      7.0%
PAY VARIABLE/RECEIVE FIXED:
Notional Value                                          $311       $50      $100       $25      $175      $100      $761      2002
Weighted Average Pay Rate                               5.1%      5.3%      5.5%      5.3%      5.4%      6.0%      5.4%
Weighted Average Receive Rate                           8.0%      8.0%      7.5%      4.0%      4.5%      7.2%      6.9%
PAY VARIABLE/RECEIVE DIFFERENT VARIABLE:
Notional Value                                           $95       $50       $18       $15        $5      $232      $415      2005
Weighted Average Pay Rate                               4.2%      6.4%      6.8%      6.2%      0.0%      6.0%      5.7%
Weighted Average Receive Rate                           9.1%      6.3%      9.5%      6.4%      0.0%      6.3%      7.1%
TOTAL INTEREST RATE SWAPS                               $406      $115      $168       $40      $626      $600    $1,955      2004
Total Weighted Average Pay Rate                         4.9%      5.7%      6.1%      5.6%      7.4%      6.8%      6.5%
Total Weighted Average Receive Rate                     8.2%      7.1%      7.2%      4.9%      6.7%      6.5%      7.0%
FOREIGN CURRENCY  SWAPS                                  $35       $46       $29       $15       $10       $70      $205      2002
TOTAL SWAPS                                             $441      $161      $197       $55      $636      $670    $2,160      2005

          In addition to risk management through derivative financial instruments pertaining to the investment portfolio, interest rate sensitivity related to certain Company liabilities was altered primarily through interest rate swap agreements. The notional amount of the liability agreements in which the Company generally pays one variable rate in exchange for another, was $1.7 billion and $1.3 billion at December 31, 1994 and 1993 respectively. The weighted average pay rate is 6.2%; the weighted average receive rate is 6.6% , and these agreements mature at various times through 2004.


     (F)  CONCENTRATION OF CREDIT RISK:
          The Company has a reinsurance recoverable of $4.4 billion from Mutual Benefit Life Assurance Corporation (Mutual Benefit). The risk of Mutual Benefit becoming insolvent is mitigated by the reinsurance agreement's requirement that the assets be kept in a security trust with the Company as sole beneficiary. Excluding investments in U.S. government and agencies, the Company has no other significant concentrations of credit risk.

          The Company currently owns $39.2 million par value of Orange County, California Pension Obligation Bonds, $17.1 million of which it continues to carry as available for sale under FASB 115 and $22.1 million which are included in the Separate Account Assets. While Orange County is currently operating under Protection of Chapter 9 of the Federal Bankruptcy Laws, the Company believes it is probable that it will collect all amounts due under the contractual terms of the bonds and that the bonds are not permanently or other than temporarily impaired.

          As of December 31, 1994 the Company owned $66.1 million of Mexican bonds, $52.3 million of which are payable in Mexican pesos but are fully hedged back to U.S. dollars, and $13.8 million of U.S. Dollar Denomination Mexican bonds. The primary risks associated with these securities is a default by the Mexican government or imposition of currency controls that prevent conversion of Mexican pesos to U.S. dollars. The Company believes both of these risks are remote.

     (G)  FIXED MATURITIES:
          The schedule below details the amortized cost and fair values of the Company's fixed maturities by component, along with the gross unrealized gains and losses:


                                                       1994
                                                       ----
                                  GROSS        GROSS
                                AMORTIZED   UNREALIZED  UNREALIZED
                                  COST         GAINS      LOSSES    FAIR VALUE
                                ---------  -----------  ----------  ----------
U.S. Government and government
  agencies and authorities:
- guaranteed and sponsored         $1,516           $1       $(87)      $1,430
- guaranteed and sponsored
  - asset backed                    4,256           78       (571)       3,763
States, municipalities and
  political subdivisions              148            1        (12)         137
International governments             189            1        (14)         176
Public utilities                      531            1        (32)         500
All other corporate                 3,717           38       (297)       3,458
All other corporate
  - asset backed                    2,442           30       (121)       2,351
Short-term investments              1,665            0        (51)       1,614
                                  -------        -----    --------     -------
TOTAL                             $14,464         $150    $(1,185)     $13,429
                                  -------        -----    --------     -------
                                  -------        -----    --------     -------


                                                      1993
                                                      ----
                                               GROSS      GROSS
                                AMORTIZED   UNREALIZED  UNREALIZED       FAIR
                                  COST         GAINS      LOSSES         VALUE
                                ---------   ----------  ----------      ------
U.S. Government and government
  agencies and authorities:
- guaranteed and sponsored        $ 1,637       $   15    $   (12)     $ 1,640
- guaranteed and sponsored
  - asset backed                    4,070          235       (219)       4,086
States, municipalities and
  political subdivisions               73            9           0          82
International governments             100            5         (3)         102
Public utilities                      423           20         (2)         441
All other corporate                 3,598          180        (42)       3,736
All other corporate
  - asset backed                    1,806           74        (12)       1,868
Short-term investments                890            0           0         890
                                 --------      -------    --------    --------
TOTAL                             $12,597       $  538    $  (290)     $12,845

                                 --------      -------    --------    --------
                                 --------      -------    --------    --------

          The amortized cost and estimated fair value of fixed maturity investments at December 31, 1994, by maturity, are shown below. Asset backed securities are distributed to maturity year based on the Company's estimate of the rate of future prepayments of principal over the remaining life of the securities. Expected maturities differ from contractual maturities reflecting the borrowers' rights to call or prepay their obligations.


                                        AMORTIZED COST    ESTIMATED FAIR VALUE
                                        --------------    --------------------
MATURITY
--------
Due in one year or less                        $ 2,214                 $ 2,183
Due after one year through five years            7,000                   6,647
Due after five years through ten years           3,678                   3,334
Due after ten years                              1,572                   1,265
                                             ---------               ---------
                                               $14,464                 $13,429
                                             ---------               ---------
                                             ---------               ---------

          Sales of fixed maturities excluding short-term fixed maturities for the years ended 1994, 1993, and 1992 resulted in proceeds of $5,708, $8,813, and $5,728, respectively, resulting in gross realized gains of $71, $192, and $140, and gross realized losses of $100, $219, and $135, respectively, not including policyholder gains and losses.
          Sales of equity securities and other investments for the years ended December 31, 1994, 1993, and 1992 resulted in proceeds of $159, $127 and $7, respectively, resulting in gross realized gains of $3, $0, and $3, and gross realized losses of $14, $0, and $0, respectively, not including policyholder gains and losses.

     (H)  FAIR VALUE OF FINANCIAL INSTRUMENTS NOT DISCLOSED ELSEWHERE :

          BALANCE SHEET ITEMS:


                                           1994                     1993
                                  CARRYING       FAIR    CARRYING        FAIR
                                   AMOUNT        VALUE    AMOUNT         VALUE
                                 ---------      ------   --------       ------
         ASSETS
Other invested assets:
Policy loans                        $2,614      $2,614     $1,397       $1,397
Mortgage loans                         316         316        228          228
Investments in partnership
  and trusts                            36          42         14           34
Miscellaneous                           67          67         22           63

         LIABILITIES
Other policy claims and
  benefits                         $13,001     $12,374    $11,140      $11,415

          The following methods and assumptions were used to estimate the fair value of each class of financial instrument:policy and mortgage loan carrying amounts approximate fair value; investments in partnerships and trusts are based on external market valuations from partnership and trust management; and other policy claims and benefits payable are determined by estimating future cash flows discounted at the current market rate.

3.   INCOME TAX

          The Company is included in ITT's consolidated U.S. Federal income tax return and remits to (receives from) ITT a current income tax provision (benefit) computed in accordance with the tax sharing arrangements between ITTand its insurance subsidiaries. The effective tax rate was 32% in 1994, and approximates the U.S. statutory tax rates of 35% in 1993 and 34% in 1992. The provision for income taxes was as follows:

INCOME TAX EXPENSE:
                                                  1994      1993      1992
                                                  ----      ----      ----
     Current                                      $185   $ $ 190   $ $ 124
     Deferred                                     (120)     (115)      (79)
                                                -------  --------  --------
                                                  $ 65   $ $  75   $ $  45
                                                -------  --------  --------
                                                -------  --------  --------

                                                   1994      1993      1992
                                                   ----      ----      ----
TAX PROVISION AT U.S. STATUTORY RATE                $71       $76       $46
Tax-exempt income                                    (3)        0         0
Foreign tax credit                                   (1)        0         0
Other                                                (2)       (1)       (1)
                                                  -----     -----     -----
PROVISION FOR INCOME TAX                           $ 65       $75       $45
                                                  -----     -----     -----
                                                  -----     -----     -----

     Income taxes paid were $ 244 , $301 and $36 in 1994, 1993, and 1992 respectively. The current taxes due from or (to) Hartford Fire were $46, and $19 in 1994 and 1993 respectively.

     Deferred  tax assets include the following:

                                                   1994      1993
                                                   ----      ----
Tax deferred acquisition cost                     $284      $158
Book deferred acquisition costs and  reserves     (134)      (30)
Employee benefits                                    7         7
Unrealized loss on "available for sale"
  securities                                       353         3
Investments and other                               80       (24)
                                                -------   -------
                                                  $590      $114
                                                -------   -------
                                                -------   -------

     Prior to the Tax Reform Act of 1984, the Life Insurance Company Income Tax Act of 1959 permitted the deferral from taxation of a portion of statutory income under certain circumstances. In these situations, the deferred income was accumulated in a "Policyholders' Surplus Account" and will be taxable in the future only under conditions which management considers to be remote; therefore, no Federal income taxes have been provided on this deferred income. The balance for tax return purposes of the Policyholders' Surplus Account as of December 31, 1994 was $24.

4.   REINSURANCE

     The Company cedes insurance to non-affiliated insurers in order to limit its maximum loss. Such transfer does not relieve the Company of its primary liability. The Company also assumes insurance from other insurers. Group life and accident and health insurance business is substantially reinsured to affiliated companies.

     Life insurance net retained premiums were comprised of the following:

                                                  1994      1993      1992
                                                  ----      ----      ----
Gross premiums                                   $1,316    $1,135      $680
Reinsurance assumed                                 299        93        30
Reinsurance ceded                                   515       481       451
                                                -------   -------     -----
NET RETAINED PREMIUMS                            $1,100      $747      $259
                                                -------   -------     -----
                                                -------   -------     -----

     Life reinsurance recoveries, which reduced death and other benefits, for the years ended December 31, 1994, 1993 and 1992 approximated $164, $149, and $73, respectively.

     In December 1994, the Company assumed from a third party approximately $500 million of corporate owned life insurance reserves on a coinsurance
     basis.   Also in December 1994, ILA ceded to ITT Lyndon Insurance Company
     $1 billion in individual fixed and variable annuities on a modified coinsurance basis. These transactions did not have a material impact on consolidated net income.

     In October 1994, HLR recaptured approximately $500 million of corporate owned life insurance from a third party reinsurer. Subsequent to this transaction, HLIC and HLR restructured their coinsurance agreement from coinsurance to modified coinsurance, with the assets and policy liabilities placed in the separate account. In May 1994, HLIC assumed and reinsured the life insurance policies and the individual annuities of Pacific Standard with reserves and account values of approximately $400 million. The Company received cash and investment grade assets to support the life insurance and individual annuity contract obligations assumed.

     In June 1993, the Company assumed and partially reinsured the annuity, life and accident and sickness insurance policies of Fidelity Bankers Life Insurance Company in Receivership for Conservation and Rehabilitation, with account values of $3.2 billion. The Company received cash and investment grade assets to assume insurance and annuity contract obligations. Substantially all of these contracts were placed in the Company's separate accounts.

     In November 1993, ILA acquired, through an assumption reinsurance transaction, substantially all of the individual fixed and variable annuity business of HLA. As a result of this transaction, the assets and liabilities of the company increased approximately $1 billion. The excess of liabilities assumed over assets received, of $2, was recorded as a decrease to capital surplus. The impact on consolidated net income was not significant.

     On November 4, 1992, the Company entered into a definitive agreement whereby the Company assumed the contract obligations of Mutual Benefit Life Assurance Corporation's (Mutual Benefit) individual corporate owned life insurance (COLI) contracts. The Company received $5.6 billion in cash and invested assets, $5.3 billion of which were policy loans, from Mutual Benefit for assuming the contract obligations. Simultaneously, the Company coinsured approximately 84% of the contract obligations back to Mutual Benefit, HLR and an unaffiliated reinsurer. In August 1993, the Company received assets of $300 million for assuming the group COLI contract obligations of Mutual Benefit, through an assumption reinsurance transaction. Under the terms of the agreement, the Company coinsured back
     75% of the liabilities to Mutual Benefit.   All  assets supporting Mutual
     Benefit's reinsurance liability to HLIC are placed in a "security trust", with Hartford Life as the sole beneficiary. The impact on 1992 consolidated net income was not significant.

     In 1992, all ordinary individual life insurance written and in force in HLA was assumed by HLIC. As a result of this transaction, the assets of HLIC increased by approximately $437, liabilities increased approximately $403. The excess of assets over liabilities of $34 was recorded as an increase in capital.

5.   PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

     The Company's employees are included in Hartford Fire's noncontributory defined benefit pension plans. These plans provide pension benefits that are based on years of service and the employee's compensation during the last ten years of employment. The Company's funding policy is to contribute annually an amount between the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974 and the maximum amount that can be deducted for Federal income tax purposes. Generally, pension costs are funded through the purchase of the Company's group pension contracts. The cost to the Company was approximately $2, $3 and $2 in 1994, 1993 and 1992, respectively.

     The Company provides certain health care and life insurance benefits for eligible retired employees. A substantial portion of the Company's employees may become eligible for these benefits upon retirement. Effective January 1, 1992, the Company adopted SFAS No. 106, using the immediate recognition method for all benefits accumulated to date. As of June 1992, the Company amended its plans, effective January 1, 1993, whereby the Company's contribution for health care benefits will depend on the retiree's date of retirement and years of service. In addition, the plan amendments increased deductibles and set a defined dollar cap which limits average company contributions. The effect of these changes is not material. The Company has prefunded a portion of the health care and life insurance obligations through trust funds where such prefunding can be accomplished on a tax effective basis. Postretirement health care and life insurance benefits expense, allocated by Hartford Fire, was $1, $1, and $1, for 1994, 1993, and 1992 respectively.

     The assumed rate of future increases in the per capita cost of health care (the health care trendrate) was 11% for 1994, decreasing ratably to 6 % in the year 2001. Increasing the health care trend rates by one percent per year would have an immaterial impact on the accumulated postretirement benefit obligation and the annual expense. The assumed weighted average discount rate was 8.5%. To the extent that the actual experience differs from the inherent assumptions, the effect will be amortized over the average future service of the covered employees.

6.   BUSINESS SEGMENT INFORMATION

The reportable segments and product groups of HLIC and its subsidiaries are:
INDIVIDUAL LIFE AND ANNUITIES (ILAD)
-Individual life
-Fixed and variable retirement annuities

ASSET MANAGEMENT SERVICES (AMS)
-Group Pension Plans products and services
-Deferred Compensation Plans products and services
-Structured Settlements and lottery annuities

SPECIALTY
-Corporate Owned Life Insurance (COLI) and HLR


                                            1994          1993          1992
                                           ------        ------        ------
REVENUES:
ILAD                                          $691          $595          $305
AMS                                            789           794           770
Specialty                                      919           425            96
                                           -------       -------       -------
                                            $2,399        $1,814        $1,171
                                           -------       -------       -------
                                           -------       -------       -------
INCOME BEFORE INCOME TAX:
ILAD                                          $139          $129           $73
AMS                                             38            71            56
Specialty                                       26            18             5
                                           -------       -------       -------
                                              $203          $218          $134
                                           -------       -------       -------
                                           -------       -------       -------
IDENTIFIABLE ASSETS:
ILAD                                       $26,668       $19,147        $9,474
AMS                                         13,334        12,416        11,198
Specialty                                    7,847         6,723         5,910
                                           -------       -------       -------
                                           $47,849     $  38,286     $  26,582
                                           -------       -------       -------
                                           -------       -------       -------

7.   STATUTORY NET INCOME AND SURPLUS

     Substantially all of the statutory surplus is permanently reinvested or is subject to dividend restrictions relating to various state regulations which limit the payment of dividends without prior approval.

     Statutory net income and surplus as of December 31 were:

                                              1994           1993         1992
                                              ----           ----         ----
Statutory net income                           $58            $63          $65

Statutory surplus                             $941           $812         $614

     The Company prepares its statutory financial statements in accordance with accounting practices prescribed by the State of Connecticut Insurance Department. Prescribed statutory accounting practices include publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations, and general administrative rules.

8.   SEPARATE ACCOUNTS:

     The Company maintains separate account assets and liabilities totaling $22.8 billion and $16.3 billion at December 31, 1994 and 1993, respectively which are reported at fair value. Separate account assets are segregated from other investments and are not subject to claims that arise out of any other business of the Company. Investment income and gains and losses of separate accounts accrue directly to the policyholder. Separate accounts reflect two categories of risk assumption: non-guaranteed separate accounts totaling $14.8 billion and $11.5 billion at December 31, 1994 and 1993, respectively, wherein the policyholder assumes the investment risk, and guaranteed separate account assets totaling $8.0 billion and $4.8 billion at December 31, 1994 and 1993, respectively, wherein the Company contractually guarantees either a minimum return or account value to the policyholder. Investment income (including investment gains and losses) on separate account assets are not reflected in the Consolidated Statements of Income. Separate account management fees, net of minimum guarantees, were $256, $189, and $92, in 1994, 1993, and 1992, respectively.

     The guaranteed separate accounts include modified guaranteed individual annuity, and modified guaranteed life insurance. The average credit interest rate on these contracts is 6.44%. The assets that support these liabilities are comprised of $7.5 billion in bonds and $.5 billion in policy loans. The portfolios are segregated from other investments and are managed so as to minimize liquidity and interest rate risk. In order to minimize the risk of disintermediation associated with early withdrawals, individual annuity and modified guaranteed life insurance contracts carry a graded surrender charge as well as a market value adjustment. Additional investment risk is hedged using a variety of derivatives which total $(16.2) million in carrying value and $3.2 billion in notional amounts.

9.   COMMITMENTS AND CONTINGENCIES

     In August 1994, HLIC renewed a two year note purchase facility agreement which in certain instances obligates the Company to purchase up to $100 million in collateralized notes from a third party. The Company is receiving fees for this commitment. At December 31, 1994, the Company has not purchased any notes under this agreement.

     In March 1987, HLIC guaranteed the commercial mortgages (principal and accrued interest) that were sold under a pooling and servicing agreement of the same date. Mortgages aggregating approximately $53.0million were sold in this transaction, and the remaining balance on these loans is $21.1 million. There was no impact on operations due to this guarantee.

     Under insurance guaranty fund laws in most states, insurers doing business therein can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. The amount of any future assessments on HLIC under these laws cannot be reasonably estimated. Most of these laws do provide, however, that an assessment may be excused or deferred if it would threaten an insurer's own financial strength. Additionally, guaranty fund assessments are used to reduce state premium taxes paid by the Company in certain states.

     The Company is involved in various legal actions, some of which involve claims for substantial amounts. In the opinion of management the ultimate liability with respect to such lawsuits, as well as other contingencies, is not considered material in relation to the consolidated financial position of the Company.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15d of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Hartford Life Insurance Company


      February  24, 1995                by  Stephen P. Minihan
-------------------------------------       -----------------------------------
              Date                          Stephen P. Minihan
                                             Assistant Vice President and
                                             Controller

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date identified.

Signature                     Title                          Date
---------                     -----                          -----

Principal Executive Officer


  Lowndes A. Smith
-----------------------------
  Lowndes A. Smith            President, Chief Operating     February 24, 1995
                              Officer and Director

Principal Investment Officer


  David A. Hall
-----------------------------
  David A. Hall               Senior Vice President, Chief   February 24, 1995
                              Investment Officer and
                              Director

Principal Accounting Officer



  Stephen P. Minihan
-----------------------------
  Stephen P. Minihan          Assistant Vice President       February 24, 1995
                              and Controller

  Donald R. Frahm
-----------------------------
  Donald R. Frahm             Chairman, Chief Executive      February 24, 1995
                              Officer and Director

  Thomas J. Marra
-----------------------------
   Thomas J. Marra            Senior Vice President and      February 24, 1995
                              Director

  John P. Ginnetti
-----------------------------
  John P. Ginnetti            Executive Vice President and   February 24, 1995
                              Director

No annual report or proxy material has been sent to the stockholder.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION                               LOCATION

  2            Plan of acquisition, reorganization,      None
               arrangement, liquidation or succession

  3(A)         Restated Certificate of Incorporation     Incorporated by
                                                         reference to Hartford
                                                         Life 10-K Registration
                                                         Statement filed March,
                                                         1985 (File No. 2-89516)

  3(B)         By-laws                                   Incorporated by
                                                         reference to Hartford
                                                         Life 10-K Registration
                                                         Statement filed
                                                         March,1985 (File No. 2-
                                                         89516)

   4           Instruments defining the rights of        None
               security holders, including indentures

   9           Voting trust agreement                    None

  10           Material contracts                        None

  11           Statement of computation of per           Not required to be
               share earnings                            filed

  12           Statements of computation of ratios       Not required to be
                                                         filed

  13           Annual report to security holder, Form    None
               10-K or quarterly report to security
               holder

  18           Letter regarding change in accounting     None
               principles

  19           Previously unfiled documents              None

  22           Subsidiaries of the Registrant            Not required to be
                                                         filed

  23           Published report regarding matters        None
               submitted to vote of security holder

  24           Consents of experts and counsel           None

  25           Power of attorney                         Incorporated by
                                                         reference to Hartford
                                                         Life S-1 Registration
                                                         Statement filed
                                                         February, 1984 (File
                                                         No. 2-89516)

  28           Additional exhibits                       None

  29           Information from reports furnished to     Not required to be
               state insurance regulatory authorities    filed

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
   SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN AFFILIATES
                                DECEMBER 31, 1994
                                  (IN MILLIONS)


                                                                       AMOUNT
                                                                      SHOWN ON
                                                                       BALANCE
       TYPE OF INVESTMENT                       COST   FAIR VALUE       SHEET
     ---------------------                     -----   ----------    ---------
FIXED MATURITIES
Bonds
  U.S. Government and government agencies
  and authorities:
  - guaranteed and sponsored                  $1,516       $1,429       $1,429
  - guaranteed and sponsored - asset backed    4,256        3,763        3,763
  States, municipalities and political
    subdivisions                                 148          137          137
  International governments                      189          176          176
  Public utilities                               531          500          500
  All other corporate                          3,717        3,458        3,458
  All other corporate - asset backed           2,442        2,350        2,350
  Short - term investments                     1,665        1,616        1,616
                                            --------     --------     --------
TOTAL FIXED MATURITIES                        14,464       13,429       13,429

EQUITY SECURITIES

Common Stocks - industrial, miscellaneous
  and all other                                   76           68           68
                                            --------     --------     --------
TOTAL FIXED MATURITIES AND EQUITY
  SECURITIES                                  14,540       13,497       13,497

Policy loans                                   2,614        2,614        2,614
Mortgage loans                                   316          316          316
Other investments                                103          109          107
                                            --------     --------     --------
TOTAL INVESTMENTS                            $17,573      $16,536      $16,534
                                            --------     --------     --------
                                            --------     --------     --------


Note: Fair values for stocks and bonds approximate those quotations published by applicable stock exchanges or are received from other reliable sources. The fair value for short - term investments approximates cost. Policy and mortgage loan carrying amounts approximate fair value.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                                  (IN MILLIONS)


                                                                                              BENEFITS,     AMORTIZ-
                                                                                                 CLAIMS     ATION OF
                                                                                              AND CLAIM     DEFERRED
                               DEFERRED       FUTURE        OTHER     PREMIUMS          NET    ADJUST-        POLICY        OTHER
                                 POLICY      POLICY    POLICYHOL-    AND OTHER   INVESTMENT        MENT     ACQUISI-    INSURANCE
                            ACQUISITION     BENEFITS    DER FUNDS   CONSIDERA-       INCOME    EXPENSES         TION     EXPENSES
SEGMENT                           COSTS           *             *        TIONS         (1 )        (2)      COSTS             (3)
---------------------       -----------     --------   ----------   ----------   ----------   ---------     --------    ---------
 YEAR ENDED
DECEMBER 31,
  1994
-------------

I LAD                            $1,708         $582       $4,257         $492         $199        $334         $137          $80
AMS                                 101          845       10,160           39          750         695            8           48
SPECIALTY                             0          463        6,911          569          350         376            0          518
                            -----------     --------   ----------   ----------   ----------   ---------     --------    ---------
                                 $1,809       $1,890      $21,328       $1,100       $1,299      $1,405         $145         $646
                            -----------     --------   ----------   ----------   ----------   ---------     --------    ---------
                            -----------     --------   ----------   ----------   ----------   ---------     --------    ---------

 YEAR ENDED
DECEMBER 31,
    1993
-------------

I LAD                            $1,237         $428       $3,535         $423         $172        $249          $97         $120
AMS                                  97          703        9,026           35          759         662           16           45
SPECIALTY                             0          528        5,673          289          136         135            0          272
                            -----------     --------   ----------   ----------   ----------   ---------     --------    ---------
                                 $1,334       $1,659      $18,234         $747       $1,067      $1,046         $113         $437
                            -----------     --------   ----------   ----------   ----------   ---------     --------    ---------
                            -----------     --------   ----------   ----------   ----------   ---------     --------    ---------

 YEAR ENDED
DECEMBER 31,
   1992
--------------

I LAD                              $698       $1,115       $1,004         $178         $127        $104          $49          $79
AMS                                 101          583        8,256           27          743         657            6           51
SPECIALTY                             0           46        5,822           54           42          36            0           55
                            -----------     --------   ----------   ----------   ----------   ---------     --------    ---------
                                   $799       $1,744      $15,082         $259         $912        $797          $55         $185
                            -----------     --------   ----------   ----------   ----------   ---------     --------    ---------
                            -----------     --------   ----------   ----------   ----------   ---------     --------    ---------

(*)  As Restated

(1) Investment income is allocated to the segments based on each segment's share of investable funds or on a direct basis, where applicable, including realized capital gains and losses.

(2) Benefits, claims and claim adjustment expenses includes the increase in liability for future policy benefits and death, disability and other contract benefit payments.

(3) Other insurance expenses are allocated to the segments based on specific identification, where possible, and related activities, including dividends to policyholders.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                            SCHEDULE IV - REINSURANCE
                                  (IN MILLIONS)

                                                                                                                   PERCENTAGE
                                                                        CEDED TO       ASSUMED                      OF AMOUNT
                                                           GROSS         OTHER       FROM OTHER           NET        ASSUMED
                                                           AMOUNT      COMPANIES      COMPANIES         AMOUNT       TO NET
                                                        ---------      ---------     ----------       --------     ----------
YEAR ENDED DECEMBER 31, 1994
----------------------------
LIFE INSURANCE IN FORCE                                  $136,929        $87,553        $35,016        $84,392          41.5%
                                                        ---------      ---------     ----------       --------

Premiums and other considerations
     ILAD                                                    $448            $71           $106           $483          22.0%
     AMS                                                       39              0              0             39           0.0%
     Specialty                                                521            140            188            569          33.0%
     Accident and Health                                      308            304              5              9          55.6%
                                                        ---------      ---------     ----------       --------
 TOTAL                                                     $1,316            515            299          1,100          27.2%
                                                        ---------      ---------     ----------       --------
                                                        ---------      ---------     ----------       --------

YEAR ENDED DECEMBER 31, 1993
----------------------------
LIFE INSURANCE IN FORCE                                   $93,099        $71,415        $27,067        $48,751          55.5%
                                                        ---------      ---------     ----------       --------

Premiums and other considerations
     ILAD                                                    $417            $85            $91           $423          21.5%
     AMS                                                       25              0              0             25           0.0%
     Specialty                                                386             97              0            289           0.0%
     Accident and Health                                      307            299              2             10          20.0%
                                                        ---------      ---------     ----------       --------
 TOTAL                                                     $1,135           $481            $93           $747          12.4%
                                                        ---------      ---------     ----------       --------
                                                        ---------      ---------     ----------       --------

YEAR ENDED DECEMBER 31, 1992
----------------------------

LIFE INSURANCE IN FORCE                                   $44,661        $64,207        $51,430       $31,8841          61.3%
                                                        ---------      ---------     ----------       --------

Premiums and other considerations
     ILAD                                                    $208            $71            $27           $164          16.5%
     AMS                                                       27              0              0             27           0.0%
     Specialty                                                153             99              0             54           0.0%
     Accident and Health                                      292            281              3             14          21.4%
                                                        ---------      ---------     ----------       --------
 TOTAL                                                       $680           $451            $30           $259          37.9%
                                                        ---------      ---------     ----------       --------
                                                        ---------      ---------     ----------       --------