Form 10-Q
period 1995-03-31
HARTFORD LIFE INSURANCE CO
filed 1995-05-15
CIK 45947

- - - - --------------------------------------------------------------------------------
- - - - --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

    (MARK ONE)

             /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

             / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM        TO

                         COMMISSION FILE NUMBER 2-89516

                        HARTFORD LIFE INSURANCE COMPANY

                                                       06-0974148
            Incorporated in                         (I.R.S. Employer
       the State of Connecticut                    Identification No.)

                P.O. BOX 2999, HARTFORD, CONNECTICUT 06104-2999
                         (Principal Executive Offices)

                         TELEPHONE NUMBER 203-843-3492

    Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No_____.

    As of May 12, 1995 there were outstanding 1,000 shares of common stock, $5,690 par value per share, of the registrant, all of which were directly owned by Hartford Life and Accident Insurance Company.

    The  registrant meets the conditions set  forth in General Instruction H (1)
(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

- - - - --------------------------------------------------------------------------------
- - - - --------------------------------------------------------------------------------

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION:

                                                    PAGE
                                                    -----

ITEM 1.  FINANCIAL STATEMENTS:

Consolidated Statements of Income --
  Three Months Ended March 31, 1995 and 1994......     3
Consolidated Balance Sheets --
  March 31, 1995 and December 31, 1994............     4
Consolidated Statements of Cash Flows --
  Three Months Ended March 31, 1995 and 1994......     5

ITEM 2.  MANAGEMENT'S NARRATIVE ANALYSIS OF
 RESULTS OF OPERATIONS*

  Three Months Ended March 31, 1995 and 1994......     6

PART II.  OTHER INFORMATION:*

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.........     7
Signature.........................................     8
Exhibit Index.....................................     9

(*) Item prepared in accordance with General Instruction H (2) of Form 10-Q.

                                      (2)

                         PART I.  FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

    The following unaudited financial statements, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, the results of operations and the cash flows for the periods presented. Interim results are not indicative of the results which may be expected for any other interim period or the full year. For a description of accounting policies, see Notes to Consolidated Financial Statements in the 1994 Form 10-K.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)

                                                                                           THREE MONTHS
                                                                                              ENDED
                                                                                            MARCH 31,
                                                                                       --------------------
                                                                                         1995       1994
                                                                                       ---------  ---------
                                                                                           (UNAUDITED)
REVENUES:
Premiums and other considerations....................................................  $     450  $     305
Net investment income................................................................        339        271
Net realized gains on investments....................................................          1          3
                                                                                       ---------  ---------
                                                                                             790        579
                                                                                       ---------  ---------
BENEFITS, CLAIMS AND EXPENSES:
Benefits, claims and claim adjustment expenses.......................................        366        275
Amortization of deferred policy acquisition costs....................................         42         42
Dividends to policyholders...........................................................        228        139
Other insurance expenses.............................................................        108         65
                                                                                       ---------  ---------
                                                                                             744        521
                                                                                       ---------  ---------
INCOME BEFORE INCOME TAX.............................................................         46         58
Income tax expense...................................................................         15         20
                                                                                       ---------  ---------
NET INCOME...........................................................................  $      31  $      38
                                                                                       ---------  ---------
                                                                                       ---------  ---------

                                      (3)

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN MILLIONS)

                                                                    MARCH 31,    DECEMBER 31,
                                                                      1995           1994
                                                                   -----------   ------------
                                                                   (UNAUDITED)
                             ASSETS

Investments:
Fixed maturities, available for sale, at fair value..............    $13,756       $13,429
Equity securities, at fair value.................................         73            68
Mortgage loans, at outstanding principal balance.................        307           316
Policy loans, at outstanding balance.............................      3,469         2,614
Other investments................................................        106           107
                                                                   -----------   ------------
                                                                      17,711        16,534
Cash.............................................................         45            20
Premiums and amounts receivable..................................        170           160
Reinsurance recoverable..........................................      5,707         5,466
Accrued investment income........................................        351           378
Deferred policy acquisition costs................................      1,917         1,809
Deferred income tax..............................................        537           590
Other assets.....................................................        158            83
Separate account assets..........................................     25,495        22,809
                                                                   -----------   ------------
                                                                     $52,091       $47,849
                                                                   -----------   ------------
                                                                   -----------   ------------

              LIABILITIES AND STOCKHOLDER'S EQUITY

Future policy benefits...........................................    $ 1,989       $ 1,890
Other policyholder funds.........................................     22,465        21,328
Other liabilities................................................      1,052         1,000
Separate account liabilities.....................................     25,495        22,809
                                                                   -----------   ------------
                                                                      51,001        47,027
Common stock - authorized 1,000 shares, $5,690 par value, issued
 and outstanding 1,000 shares....................................          6             6
Capital surplus..................................................        826           826
Unrealized loss on securities, net of tax........................       (417)         (654)
Retained earnings................................................        675           644
                                                                   -----------   ------------
                                                                       1,090           822
                                                                   -----------   ------------
                                                                     $52,091       $47,849
                                                                   -----------   ------------
                                                                   -----------   ------------

                                      (4)

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                                                THREE MONTHS
                                                                                                   ENDED
                                                                                                 MARCH 31,
                                                                                            --------------------
                                                                                              1995       1994
                                                                                            ---------  ---------
                                                                                                (UNAUDITED)
OPERATING ACTIVITIES:
NET INCOME................................................................................  $      31  $      38
Adjustments to net income:
Net realized investment gains before tax..................................................         (1)        (3)
Net policyholder investment losses (gains) before tax.....................................          0          0
Net deferred policy acquisition costs.....................................................       (108)      (103)
Net amortization of premium on fixed maturities...........................................          1         15
Deferred income tax benefits..............................................................        (75)       (50)
Decrease in premiums and amounts receivable...............................................         14         14
(Increase) decrease in other assets.......................................................       (130)        14
(Increase) decrease in reinsurance recoverable............................................        (36)        10
Increase in liability for future policy benefits..........................................         99         26
Increase in other liabilities.............................................................        140        138
Decrease (increase) in accrued investment income..........................................         26        (24)
                                                                                            ---------  ---------
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES..........................................        (39)        75
                                                                                            ---------  ---------

INVESTING ACTIVITIES:
Purchases of fixed maturity investments...................................................     (1,080)    (3,837)
Proceeds from sales of fixed maturity investments.........................................        751      2,190
Maturities and principal paydowns of long-term investments................................        290        901
Net purchases of other investments........................................................       (927)       (53)
Net sales (purchases) of short-term investments...........................................         98        598
                                                                                            ---------  ---------
CASH USED FOR INVESTING ACTIVITIES........................................................       (868)      (201)
                                                                                            ---------  ---------

FINANCING ACTIVITIES:
Net receipts from investment and UL-type contracts credited to policyholder account
 balances.................................................................................        932        129
                                                                                            ---------  ---------
CASH PROVIDED BY FINANCING ACTIVITIES.....................................................        932        129
                                                                                            ---------  ---------
NET INCREASE IN CASH......................................................................         25          3
Cash at beginning of period...............................................................         20          1
                                                                                            ---------  ---------
CASH AT END OF PERIOD.....................................................................  $      45  $       4
                                                                                            ---------  ---------
                                                                                            ---------  ---------

                                      (5)

                  ITEM 2.  MANAGEMENT'S NARRATIVE ANALYSIS OF
                             RESULTS OF OPERATIONS
                                 (IN MILLIONS)

                                             ILAD        AMS      SPECIALTY     TOTAL
                                          ----------  ----------  ----------  ----------
                                          1995  1994  1995  1994  1995  1994  1995  1994
                                          ----  ----  ----  ----  ----  ----  ----  ----
Revenues................................  $190  $155  $206  $200  $394  $224  $790  $579
Benefits, claims, expenses and taxes....   155   132   215   189   389   220   759   541
                                          ----  ----  ----  ----  ----  ----  ----  ----
Net Income (Loss).......................   $35   $23   $(9)  $11    $5    $4   $31   $38
                                          ----  ----  ----  ----  ----  ----  ----  ----
                                          ----  ----  ----  ----  ----  ----  ----  ----

INDIVIDUAL LIFE AND ANNUITY DIVISION (ILAD)

    Growth in fixed and variable annuity sales, as well as several assumption reinsurance transactions in the last several years have increased the assets under management in this segment to over $25 billion through March 1995. New deposits of fixed and variable annuities in the first quarter of 1995 were approximately $2 billion, but are not reported as revenues, an increase of 29% over the prior period. The premiums, management and maintenance fees and cost of insurance associated with this growing policyholder base continue to be the source of ILAD's increased revenues, $134 million and $111 million in 1995 and 1994, respectively.

ASSET MANAGEMENT SERVICES (AMS)

    This segment, consistent with the industry, has experienced a decline in net investment income due to interest rate drops. The guaranteed rate contract (GRC) line was particularly impacted by investment prepayment activity in excess of expectations. Additionally, since interest credited to contractholders is fixed, expenses continue to rise as investment income declines. Although income for this line will continue to be impacted from these prepayments, hedging strategies are in place that limit volatility against future interest rate movements.

SPECIALTY

    The growth of the Specialty lines is based primarily on increased sales of corporate owned life insurance. New deposit premiums (not reported as revenues) during the quarter were $1.3 billion compared to $500 million in 1994. Revenues increased due to the continued growth in this line of business resulting in increases in cost of insurance fees, maintenance fees and interest earned on policy loans. In part, this reflects the 1994 recapture of reinsurance previously ceded to a third party. The corresponding increase in benefits, claims and expenses is primarily due to increases in dividends to policyholders, as a significant portion of this block is written on a participating basis.

                                      (6)

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  See Exhibit Index

    (b)  None.

                                      (7)

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Hartford Life Insurance Company
                                                       (REGISTRANT)

                                          by          STEPHEN P. MINIHAN

                                            ------------------------------------
                                                     Stephen P. Minihan
                                                 ASSISTANT VICE PRESIDENT &
                                                         CONTROLLER
                                                 (CHIEF ACCOUNTING OFFICER)
May 12, 1995

                                      (8)

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER     DESCRIPTION                                                                                     LOCATION
- - - - -----------  ----------------------------------------------------------------------------------------------  ---------
       (2)   Plan of acquisition, reorganization, arrangement, liquidation or succession                       None
       (4)   Instruments defining the rights of security holders, including indentures                         None
      (11)   Statement re computation of per share earnings                                                    None
      (15)   Letter re unaudited interim financial information                                                 None
      (18)   Letter re change in accounting principles                                                         None
      (19)   Previously unfiled documents                                                                      None
      (20)   Report furnished to security holders                                                              None
      (23)   Published report regarding matters submitted to vote of security holders                          None
      (24)   Consents of experts and counsel                                                                   None
      (25)   Power of attorney                                                                                 None
      (28)   Additional exhibits                                                                               None

                                      (9)