Form 10-Q/A
period 1995-03-31
HARTFORD LIFE INSURANCE CO
filed 1995-07-25
CIK 45947

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-Q/A

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

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

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

                                            ------------------------------------
                                                     Stephen P. Minihan
                                                 ASSISTANT VICE PRESIDENT &
                                                         CONTROLLER
                                                 (CHIEF ACCOUNTING OFFICER)
May 12, 1995

                                      (8)

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER     DESCRIPTION                                                                                     LOCATION
- -----------  ----------------------------------------------------------------------------------------------  ---------
       (2)   Plan of acquisition, reorganization, arrangement, liquidation or succession                       None
       (4)   Instruments defining the rights of security holders, including indentures                         None
      (11)   Statement re computation of per share earnings                                                    None
      (15)   Letter re unaudited interim financial information                                                 None
      (18)   Letter re change in accounting principles                                                         None
      (19)   Previously unfiled documents                                                                      None
      (20)   Report furnished to security holders                                                              None
      (23)   Published report regarding matters submitted to vote of security holders                          None
      (24)   Consents of experts and counsel                                                                   None
      (25)   Power of attorney                                                                                 None
      (27)   FDS                                                                                               None
      (28)   Additional exhibits                                                                               None

                                      (9)