Form 10-Q
period 1995-06-30
HARTFORD LIFE INSURANCE CO
filed 1995-08-14
CIK 45947

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

(Mark one)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1995

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from..........to...........















                         Commission file number 2-89516






                         HARTFORD LIFE INSURANCE COMPANY







Incorporated in the State of Connecticut
                                                                 06-0974148
                                                              (I.R S. Employer
                                                             Identification No.)







                 P.O. Box 2999, Hartford, Connecticut 06104-2999
                          (Principal Executive Offices)

                          Telephone number 203-843-8291






Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the
past 90 days.  Yes X   No    .
                  ---    ----



As of August 11, 1995 there were outstanding 1,000 shares of common stock, $5,690 par value per share, of the registrant, all of which were directly owned by Hartford Life and Accident Insurance Company.

The registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.




                                       (1)

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

                                TABLE OF CONTENTS











PART I.  FINANCIAL INFORMATION:                                             Page



Item 1.  Financial Statements:
Consolidated Statements of Income -
   Quarter and Six  Months Ended June 30, 1995 and 1994 . . . . . . .   .     3
Consolidated Balance Sheets -
   June 30, 1995 and December 31, 1994. . . . . . . . . . . . . . . . . .     4
Consolidated Statements of Cash Flows -
   Six Months Ended June 30, 1995 and 1994. . . . . . . . . . . . . . . .     5


Item 2.  Management's Narrative Analysis of Results of Operations*
  Quarter and Six Months Ended June 30, 1995 and 1994. . . . . . . . . .      6





PART II.  OTHER INFORMATION:*


Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . .  . . . .    9


Signature. . . .  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10

Exhibit Index. . . .. . . . . . . . . . . . . . . . . . . . . . . . . . .   11










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


                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (In Millions)


                                                                                Quarter Ended                   Six Months Ended
                                                                                   June 30,                          June 30,
                                                                                   --------                         --------
                                                                               1995       1994                   1995       1994
                                                                               ----       ----                   ----       ----
                                                                                  (unaudited)                       (unaudited)
REVENUES:


Premiums and other considerations                                           $   270    $   202                 $   720      $   507

Net investment income                                                           336        288                     675          559
Net realized (losses) gains on investments                                       (7)         3                      (6)           6
                                                                             -------    ------                  -------      -------
                                                                                599        493                   1,389        1,072
                                                                             -------    -------                  -------     -------


BENEFITS, CLAIMS AND EXPENSES:


Benefits, claims and claim adjustment expenses                                  350        323                     716          598
Amortization of deferred policy acquisition costs                                50         35                      92           77
Dividends to policyholders                                                       69         46                     297          185
Other insurance expenses                                                         85         38                     193          105
                                                                              -------    -------                -------      ------
                                                                                554        442                   1,298          965
                                                                              -------    -------                -------      ------

INCOME BEFORE INCOME TAX                                                         45         51                      91          107

Income tax expense                                                               15         19                      30           37
                                                                              -------    -------                -------      ------

NET INCOME                                                                   $   30     $   32                  $   61       $   70
                                                                             --------   --------                --------     -------
                                                                             --------   --------                --------     -------



                                                                 (3)

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (In Millions)

                                                                                                June 30,            December 31,
                                                                                                 1995                    1994
                                                                                               --------             ------------
                                                                                               (unaudited)

                      ASSETS:



Investments:

Fixed maturities, available for sale, at fair value                                             $  14,331                 13,429
Equity securities, at fair value                                                                       91                     68
Mortgage loans, at outstanding principal balance                                                      296                    316
Policy loans, at outstanding balance                                                                3,681                  2,614
Other investments                                                                                     104                    107
                                                                                                   -------               --------
                                                                                                   18,503                 16,534



Cash                                                                                                   83                     20
Premiums and amounts receivable                                                                        73                    160
Reinsurance recoverable                                                                             5,948                  5,466
Accrued investment income                                                                             371                    378
Deferred policy acquisition costs                                                                   1,990                  1,809
Deferred income tax                                                                                   454                    590
Other assets                                                                                          141                     83
Separate account assets                                                                            28,881                 22,809
                                                                                                   ------                 ------
                                                                                             $     56,444           $     47,849
                                                                                                   ------                 ------
                                                                                                   ------                 ------


               LIABILITIES AND STOCKHOLDER'S EQUITY

Future policy benefits                                                                       $      2,245            $     1,890
Other policyholder funds                                                                           22,578                 21,328
Other liabilities                                                                                   1,215                  1,000
Separate account liabilities                                                                       28,881                 22,809
                                                                                                   ------                 ------
                                                                                                   54,919                 47,027
                                                                                                   ------                 ------
                                                                                                   ------                 ------

Common stock - authorized 1,000 shares, $5,690 par value,
  issued and outstanding 1,000 shares                                                                   6                      6
Capital surplus                                                                                     1,009                    826
Unrealized loss on securities, net of tax                                                            (195)                  (654)
Retained earnings                                                                                     705                    644
                                                                                                   ------                  ------
                                                                                                    1,525                    822
                                                                                                   ------                  ------
                                                                                             $     56,444           $     47,849
                                                                                                   ------                 ------


                                       (4)

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In Millions)

                                                                                                                   Six Months
                                                                                                                 Ended June 30,
                                                                                                                 --------------
                                                                                                              1995           1994
                                                                                                              ----           ----
                                                                                                                   (unaudited)
Operating Activities:
NET INCOME                                                                                                   $     61      $     70
Adjustments to net income:
Net realized investment gains (losses) before tax                                                                   4            (3)
Net policyholder investment losses (gains) before tax                                                               2             0
Net deferred policy acquisition costs                                                                            (181)         (186)
Net amortization of premium on fixed maturities                                                                     7            27
Deferred income tax benefits                                                                                     (120)          (54)
Decrease in premiums and amounts receivable                                                                         3            27
(Increase) decrease in other assets                                                                               (33)            2
(Increase) decrease in reinsurance recoverable                                                                    (60)           10
Increase in liability for future policy benefits                                                                  354           139
Increase in other liabilities                                                                                      57            25
Decrease (increase) in accrued investment income                                                                    7           (70)
                                                                                                               -------       -------
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                                                                  101           (13)
                                                                                                               -------       -------

INVESTING ACTIVITIES:
Purchases of fixed maturity investments                                                                        (2,150)       (6,691)
Proceeds from sales of fixed maturity investments                                                               2,835         4,127
Maturities and principal paydowns of long-term investments                                                        574         1,336
Net purchases of other investments                                                                             (1,240)         (704)
Net (purchases) sales of short-term investments                                                                  (894)          653
                                                                                                               _______       _______
CASH USED FOR INVESTING ACTIVITIES                                                                               (875)       (1,279)

Financing activities:
Net receipts from investment and UL-type contracts credited to
 policyholder account balances                                                                                    837        1,227
Capital contributions                                                                                               0           100
CASH PROVIDED BY FINANCING ACTIVITIES                                                                             837         1,327
                                                                                                               -------       ------

NET INCREASE IN CASH                                                                                               63            35
Cash at beginning of period                                                                                        20             1
CASH AT END OF PERIOD                                                                                        $     83      $     36



                                       (5)

                  Item  2. MANAGEMENT'S  NARRATIVE ANALYSIS OF
                              RESULTS OF OPERATIONS
                                  (In Millions)

                      QUARTER ENDED JUNE 30, 1995 AND 1994

                                                                              ILAD            AMS        SPECIALTY        TOTAL
                                                                              ----            ---       ----------        -----
                                                                           1995   1994    1995   1994   1995   1994     1995   1994
                                                                           ----   ----    ----   ----   ----   ----     ----   ----
REVENUES                                                                   $218   $167    $182   $194   $199   $132     $599   $493

BENEFITS, CLAIMS, EXPENSES AND TAXES                                        186    145     190    188    193    128      569    461
NET INCOME (LOSS)                                                           $32    $22     $(8)    $6     $6     $4      $30    $32

INDIVIDUAL LIFE AND ANNUITY DIVISION (ILAD)

The premiums, investment income, management and maintenance fees and cost of insurance associated with this growing asset base continue to be the source of ILAD's increased revenues. New deposits of fixed and variable annuities in the three months ended June 30, 1995 were approximately $1 billion, a decrease from prior year sales of $1.6 billion, but are not reported as revenues. New business sales have slowed, however the past two years have seen unprecedented growth for this line of business and the current trend is more indicative of stable continual growth. Net income continues to grow due to the nature of these products in that revenues and earnings are earned primarily on the existing asset base.

ASSET MANAGEMENT SERVICES (AMS)

Second quarter results remain consistent with first quarter experience but are down from the prior year quarter. The guaranteed rate contract (GRC) line was
particularly impacted by investment prepayment activity.   Additionally, since
interest credited to contractholders is fixed, this expense remains constant even as investment income declines.

SPECIALTY

The growth of the Specialty line is based primarily on increased sales of corporate owned life insurance. New deposit premiums (not reported as revenues) during the second quarter were $500 million compared to $400 million in 1994. Revenues increased due to the continued growth in this line of business resulting in increases in cost of insurance and maintenance fees and interest earned on policy loans. In part, this reflects the 1994 recapture of reinsurance previously ceded to a third party. The corresponding increase in benefits, claims and expenses is primarily due to increases in dividends to policyholders, as a significant portion of this block is written on a participating basis.


                     SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                                                               ILAD            AMS       SPECIALTY       TOTAL
                                                                               ----            ---       ---------       ------
                                                                           1995    1994    1995   1994  1995   1994     1995    1994
                                                                           -----   ----    ----   ----  ----   ----     ----    ----
REVENUES                                                                   $408    $322    $388   $394  $593   $356   $1,389  $1,072
BENEFITS, CLAIMS, EXPENSES AND TAXES                                        341     277     405    377   582    348    1,328   1,002
                                                                           ----    ----    ----   ----  ----   ----   ------  ------
NET INCOME (LOSS)                                                           $67     $45    $(17)   $17   $11     $8      $61     $70
                                                                           ----    ----    ----   ----  ----   ----   ------  ------
                                                                           ----    ----    ----   ----  ----   ----   ------  ------


                                       (6)

                  Item  2. MANAGEMENT'S  NARRATIVE ANALYSIS OF
                              RESULTS OF OPERATIONS
                                  (In Millions)




INDIVIDUAL LIFE AND ANNUITY DIVISION (ILAD)

Growth in fixed and variable annuity sales, as well as several assumption reinsurance transactions in the last several years have increased the assets under management in this segment to over $26 billion through June 1995. The premiums, investment income, management and maintenance fees and cost of insurance associated with this growing asset base continue to be the source of ILAD's increased revenues. New deposits of fixed and variable annuities in the first six months of 1995 were approximately $3 billion, but are not reported as revenues, a slight decrease from prior year sales of $3.2 billion.

ASSET MANAGEMENT SERVICES (AMS)


This segment, consistent with the industry, has experienced a decline in net investment income due to interest rate drops. The guaranteed rate contract
(GRC) line was particularly impacted by investment prepayment activity in
excess of expectations.   Additionally, since interest credited to
contractholders is fixed, this expense remains constant even as investment income declines. Although income for this line will continue to be impacted from these prepayments, hedging strategies are in place that limit volatility against future interest rate movements.

SPECIALTY

The growth of the Specialty line is based primarily on increased sales of corporate owned life insurance. New deposit premiums (not reported as revenues) during the first six months were $1.8 billion compared to $900 million in 1994. Revenues increased due to the continued growth in this line of business resulting in increases in cost of insurance and maintenance fees and interest earned on policy loans. In part, this reflects the 1994 recapture of reinsurance previously ceded to a third party, as well as revenues on a block of business assumed from a third party in December of 1994. The corresponding increase in benefits, claims and expenses is primarily due to increases in dividends to policyholders, as a significant portion of this block is written on a participating basis.

                                       (7)

NOTES TO THE FINANCIAL STATEMENTS:

On June 30, 1995, The Company received a non-cash capital contribution of $183 million.

                                       (8)

                           PART II.  OTHER INFORMATION




Item 6.     EXHIBITS AND REPORTS ON FORM 8-K



  (a) See Exhibit Index

  (b) None.

                                       (9)

                                    SIGNATURE




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                        Hartford Life Insurance Company
                                                  (Registrant)

                                          by        Stephen P. Minihan
                                            -----------------------------------
August 11, 1995                                     Stephen P. Minihan

                                                Assistant Vice President and
                                                         Controller
                                                 (Chief Accounting Officer)

                                      (10)

                                  EXHIBIT INDEX





Exhibit
Number              Description                                       Location
------              -----------                                       ---------

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

                                      (11)