Form 10-Q
period 1995-09-30
HARTFORD LIFE INSURANCE CO
filed 1995-11-14
CIK 45947

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                       FORM 10-Q

(Mark one)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended September 30, 1995

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from           to            .


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

                            Telephone number 203-843-8291


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements
for the past 90 days.    Yes / X /  No /  /.

As of November 13, 1995 there were outstanding 1,000 shares of common stock, $5,690 par value per share, of the registrant, all of which were directly owned by Hartford Life and Accident Insurance Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.


                                        (1)

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

                             TABLE OF CONTENTS


PART 1.  FINANCIAL INFORMATION:                                         PAGE

Item 1. Financial Statements:
Consolidated Statements of Income --
  Quarter and Nine Months Ended September 30, 1995 and 1994 .............. 3
Consolidated Balance Sheets --
September 30, 1995 and December 31, 1994 ................................. 4
Consolidated Statements of Cash Flows --
Nine Months Ended September 30, 1995 and 1994 ............................ 5

Item 2. Management's Narrative Analysis of Results of Operations*
Quarter and Nine Months Ended September 30, 1995 and 1994 ................ 6


PART II.  OTHER INFORMATION:*

Item 6. Exhibits and Reports on Form 8-K ................................. 9
Signature ................................................................10
Exhibit Index ............................................................11







(*) Item prepared in accordance with General Instruction H(2) of Form 10-Q.

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

                    HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF INCOME
                                       (In Millions)

                                                  Quarter Ended       Nine Months Ended
                                                  September 30,         September 30,
                                               --------------------  ------------------
                                                 1995        1994       1995       1994
                                               --------    --------   --------  --------
                                                    (unaudited)           (unaudited)
REVENUES:

Premiums and other considerations               $ 385       $ 200      $1,105     $ 707
Net investment income                             357         269       1,032       828
Net realized (losses) gains on investments         (4)          6         (10)       12
                                                -----       -----      ------     ------
                                                  738         475       2,127     1,547
                                                -----       -----      ------     ------
BENEFITS, CLAIMS AND EXPENSES:
Benefits, claims and claim adjustment expenses    446         301       1,162       899
Amortization of deferred policy acquisition costs  48          46         140       123
Dividends to policyholders                        152          27         449       212
Other insurance expenses                           47          40         240       145
                                                -----       -----      ------     ------
                                                  693         414       1,991     1,379
                                                -----       -----      ------     ------
INCOME BEFORE INCOME TAX                           45          61         136       168
Income tax expense                                 15          22          45        59
                                                -----       -----      ------     ------
NET INCOME                                      $  30       $  39      $   91     $ 109
                                                -----       -----      ------     ------
                                                -----       -----      ------     ------

                                        (3)

                     HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                                     (In Millions)

                                            September 30,       December 31,
                                                1995                1994
                                            -------------       -------------
                                             (unaudited)
ASSETS:
Investments
Fixed maturities, available for sale,
  at fair value                              $ 14,279             $ 13,429
Equity securities, at fair value                   97                   68
Mortgage loans, at outstanding principal
  balance                                         286                  316
Policy loans, at outstanding balance            4,453                2,614
Other investments                                 104                  107
                                             ---------            --------
                                               19,219               16,534
Cash                                               23                   20
Premiums and amounts receivable                   235                  160
Reinsurance recoverable                         6,067                5,466
Accrued investment income                         413                  378
Deferred policy acquisition costs               2,066                1,809
Deferred income tax                               465                  590
Other assets                                      168                   83
Separate account assets                        31,391               22,809
                                             ---------            --------
                                             $ 60,047             $ 47,849
                                             ---------            --------
                                             ---------            --------
LIABILITIES AND STOCKHOLDER'S EQUITY

Future policy benefits                       $  2,311             $  1,890
Other policyholder funds                       23,432               21,328
Other liabilities                               1,364                1,000
Separate account liabilities                   31,391               22,809
                                             ---------            --------
                                               58,498               47,027
                                             ---------            --------
Common stock -- authorized 1,000 shares,
  $5,690 par value, issued and outstanding
  1,000 shares                                      6                    6
Capital surplus                                 1,009                  826
Unrealized loss on securities, net of tax        (201)                (654)
Retained earnings                                 735                  644
                                             ---------            --------
                                                1,549                  822
                                             ---------            --------
                                             $ 60,047             $ 47,849
                                             ---------            --------
                                             ---------            --------

                                         (4)

                   HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In Millions)

                                                                  Nine Months
                                                               Ended September 30,
                                                              --------------------
                                                                  1995       1994
                                                              ---------  ---------
                                                                   (Unaudited)

OPERATING ACTIVITIES:
NET INCOME                                                    $     91   $     109
Adjustments to net income:
Net realized investment losses (gains) before tax                   10         (12)
Net policyholder investment losses (gains) before tax               (3)          6
Net deferred policy acquisition costs                             (257)       (286)
Net amortization of premium on fixed maturities                     15          35
Deferred income tax benefits                                      (128)        (54)
(Increase) decrease in premiums and amounts receivable            (168)         27
(Increase) decrease in other assets                               (102)         17
(Increase) decrease in reinsurance recoverable                     (61)          7
Increase in liability for future policy benefits                   434         206
Increase in other liabilities                                      261          60
Decrease in accrued investment income                              (36)        (72)
                                                              ---------    --------
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                    56          43
                                                              ---------    --------

INVESTING ACTIVITIES:
Purchases of fixed maturity investments                         (3,752)      (8,501)
Proceeds from sales of fixed maturity investments                3,211        4,899
Maturities and principal paydowns of long-term investments       1,078        1,680
Net purchases of other investments                              (1,931)        (621)
Net (purchases) sales of short-term investments                   (184)         720
                                                              ---------    --------
CASH USED FOR INVESTING ACTIVITIES                              (1,578)      (1,823)
                                                              ---------    --------

FINANCING ACTIVITIES:
Net receipts from investment and UL-type contracts
  credited to policyholder account balances                      1,525        1,708
Capital contributions                                                0          100
                                                              ---------    --------
CASH PROVIDED BY FINANCING ACTIVITIES                            1,525        1,808
                                                              ---------    --------

NET INCREASE IN CASH                                                 3           28
Cash at beginning of period                                         20            1
                                                              ---------    --------
CASH AT END OF PERIOD                                           $   23       $   29
                                                              ---------    --------
                                                              ---------    --------

                                         (5)

                   Item 2. MANAGEMENT'S NARRATIVE ANALYSIS OF
                               RESULTS OF OPERATIONS
                                   (In Millions)

                    QUARTER ENDED SEPTEMBER 30, 1995 AND 1994

                                          ILAD             AMS          SPECIALTY           TOTAL
                                       ------------    ------------    ------------      ----------
                                       1995    1994    1995    1994     1995   1994      1995    1994
                                       ----    ----    ----    ----     ----   ----      ----    ----
REVENUES                               $203    $195    $177    $194     $358   $ 86      $738    $475
BENEFITS, CLAIMS, EXPENSES AND TAXES    166     165     191     188      351     83       708     436
                                       ----    ----    ----    ----     ----   ----      ----    ----
NET INCOME (LOSS)                      $ 37    $ 30    $(14)   $  6     $  7   $  3      $ 30    $ 39
                                       ----    ----    ----    ----     ----   ----      ----    ----
                                       ----    ----    ----    ----     ----   ----      ----    ----

INDIVIDUAL LIFE AND ANNUITY DIVISION (ILAD)

The premiums, investment income, management and maintenance fees and cost of insurance associated with this growing asset base continue to be the source of ILAD's increased revenues. New deposits of fixed and variable annuities in the three months ended September 30, 1995 were approximately $1 billion, a decrease from prior year sales of $1.7 billion, but are not reported as revenues. New business sales have slowed, however the past two years have seen unprecedented growth for this line of business and the current trend is more indicative of stable continual growth. Net income, up 23% for the same period last year, continues to grow due to the nature of these products in that revenues and earnings are earned primarily on the existing asset base.

ASSET MANAGEMENT SERVICES (AMS)

Third quarter results remain consistent with first and second quarter experience but are down from the same period last year. The guaranteed rate contract (GRC) line was particularly impacted by investment prepayment activity. Additionally, since interest credited to contractholders is fixed, this expense remains constant even as investment income declines.

SPECIALTY

The growth of the Specialty line is based primarily on increased sales of corporate owned life insurance. New deposit premiums (not reported as revenues) during the third quarter were approximately $600 million. Revenues for the third quarter of 1994 are reflected net of a one time reinsurance transaction of approximately $280 million. Revenues increased due to the continued growth in this line of business resulting in increases in cost of insurance and maintenance fees and interest earned on policy loans.
In part, this reflects the 1994 recapture of reinsurance previously ceded to a third party. The corresponding increase in benefits, claims and expenses is primarily due to increases in dividends to policyholders, as a significant portion of this block is written on a participating basis.


                    NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                          ILAD             AMS          SPECIALTY           TOTAL
                                       ------------    ------------    ------------      ----------
                                       1995    1994    1995    1994     1995   1994      1995    1994
                                       ----    ----    ----    ----     ----   ----      ----    ----
REVENUES                               $611    $517    $565    $588     $951   $442     $2,127 $1,547
BENEFITS, CLAIMS, EXPENSES AND TAXES    507     443     596     565      933    430      2,036  1,438
                                       ----    ----    ----    ----     ----   ----      -----  ------
NET INCOME (LOSS)                      $104    $ 74    $(31)   $ 23     $ 18   $ 12      $  91 $  109
                                       ----    ----    ----    ----     ----   ----      -----  ------
                                       ----    ----    ----    ----     ----   ----      -----  ------

                                          (6)

                       Item 2.  MANAGEMENT'S NARRATIVE ANALYSIS OF
                                   RESULTS OF OPERATIONS
                                        (In Millions)

INDIVIDUAL LIFE AND ANNUITY DIVISION (ILAD)

Growth in fixed and variable annuity sales, as well as several assumption reinsurance transactions in the last several years have increased the assets under management in this segment to over $27 billion through September 1995. The premiums, investment income, management and maintenance fees and cost of insurance associated with this growing asset base continue to be the source of ILAD's increased revenues. New deposits of fixed and variable annuities in the first nine months of 1995 were approximately $4 billion, but are not reported as revenues, a decrease from prior year sales of $4.9 billion.

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

SPECIALTY

The growth of the Specialty line is based primarily on increased sales of corporate owned life insurance. New deposit premiums (not reported as revenues) during the first nine months were $2.1 billion compared to $500 million in 1994. Revenues for 1994 are reflected net of a one time reinsurance transaction of approximately $280 million. Revenues increased due to the continued growth in this line of business resulting in increases in cost of insurance and maintenance fees and interest earned on policy loans. In part, this reflects the 1994 recapture of reinsurance previously ceded to a third party, as well as revenues on a block of business assumed from a third party in December of 1994. The corresponding increase in benefits, claims and expenses is primarily due to increases in dividends to policyholders, as a significant portion of this block is written on a participating basis.

                                      (7)

NOTES TO THE FINANCIAL STATEMENTS:

On June 30, 1995, The Company received a non-cash capital contribution of $183 million.

On September 21, 1995, at a Special Meeting of the Shareholders of ITT, ITT Shareholders approved the Distribution by ITT of all of the outstanding shares of common stock of ITT Hartford (the Distribution). In the Distribution, shareholders of ITT common stock will receive, among other items, one share of ITT Hartford Common stock for each share of ITT common stock held.



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




                                 Hartford Life Insurance Company
                                 (Registrant)

November 13, 1995                by ____________________________
                                        Lizabeth H. Zlatkus
                                    Vice President & Controller







                                  (10)

                             EXHIBIT INDEX



Exhibit
Number                 Description                          Location
--------  ------------------------------------------------  --------

(2)       Plan of acquisition, reorganization, arrangement
          liquidation or succession                            None

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

(15)      Letter re unaudited interim financial information    None


(18)      Letter re change in accounting principles            None

(19)      Previously unfiled documents                         None

(20)      Report furnished to security holders                 None

(23)      Published report regarding matters submitted to      None
          vote of security holders

(24)      Consents of experts and counsel                      None

(25)      Power of attorney                                    None

(28)      Additional exhibits                                  None

                                 (11)