Form 10-K
period 1995-12-31
HARTFORD LIFE INSURANCE CO
filed 1996-03-27
CIK 45947

                                      FORM 10-K
                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


(Mark one)
    [X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee Required)
         For the fiscal year ended DECEMBER 31, 1995


         OR


    [  ] Transition report pursuant to Section 13 or 15 (d) of the Securities
         Exchange  Act of 1934 (No Fee Required)
         For the transition period from __________to __________.



                          Commission file number : 2-89516
                          HARTFORD LIFE INSURANCE COMPANY


                      Incorporated in the State of Connecticut
                                     06-0974148
                      (I.R.S. Employer Identification Number)


                                   P.O. Box 2999
                          Hartford, Connecticut 06104-2999
                           (Principal Executive Offices)
                          Telephone number  (860) 843-8291


         Securities registered pursuant to Section 12 (b) of the Act: NONE


         Securities registered pursuant to Section 12 (g) of the Act: NONE


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the
past 90 days.  Yes X    No
                  ---      ---


As of March 1, 1996 there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant, all of which were directly owned by Hartford Life and Accident Insurance Company.


The registrant meets the conditions set forth in General Instruction J (1) (a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

                  HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                        ANNUAL REPORT FOR 1995 ON FORM 10-K
                                 TABLE OF CONTENTS


    ITEM                                                                  PAGE
------------------------------------------------------------------------------
PART I
  1.   Business of Hartford Life Insurance Company*                         3

  2.   Properties*                                                          9

  3.   Legal Proceedings                                                    9

  4.   **

PART II
  5.   Market for Hartford Life Insurance Company's Common Stock and
       Related Stockholder Matters                                         10

  6.   **

  7.   Management's Narrative Analysis of Results of Operations*           10

  8.   Consolidated Financial Statements and Supplementary Data            11

  9.   Disagreements on Accounting and Financial Disclosure                11

PART III
 10.   **

 11.   **

 12.   **

 13.   **

PART IV
 14.   Exhibits, Financial Statements, Schedules and Reports on Form 8-K   11

       Signatures                                                        II-1

       Exhibit Index                                                     II-2


* Item prepared in accordance with General Instruction J(2) of Form 10-K ** Item omitted pursuant to General Instruction J(2) of Form 10-K

                                        PART I

ITEM 1.  BUSINESS OF HARTFORD LIFE INSURANCE COMPANY
ORGANIZATION
  Hartford Life Insurance Company ("Hartford Life" or the "Company") was organized in 1902 and is incorporated under the laws of the State of Connecticut. It is a direct subsidiary of Hartford Life and Accident Insurance Company ("HLA") and is ultimately a wholly-owned subsidiary of Hartford Fire Insurance Company ("Hartford Fire") which is ultimately a subsidiary of ITT Hartford Group, Inc. ("ITT Hartford Group"), formerly a wholly-owned subsidiary of ITT Corporation. On December 19, 1995, ITT Corporation distributed all of the outstanding shares on ITT Hartford
  Group to ITT Corporation shareholders of record in an action known herein as the "Distribution".  As a result of the Distribution, ITT Hartford became an independent publicly traded company.  Hartford Life is the parent
  of ITT   Hartford Life and Annuity Insurance Company ("ILA"), formerly ITT
  Life   Insurance Corporation, and ITT Hartford International Life Reassurance
  Corporation ("HLRE"), formerly American Skandia Life Reinsurance Corporation, which was purchased in 1993.

  Hartford Life provides for the insurance and retirement needs of millions of Americans and has been among the fastest-growing major life insurance companies in the United States for the past several years as measured by assets. At December 31, 1995, Hartford Life's total assets of $64.2 billion included 22.4% of fixed maturities and 56.5% of separate accounts with the remainder representing equity securities, cash, mortgage loans, policy loans, reinsurance recoverables and other assets. Hartford Life is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities marketing insurance products. There are approximately 2,000 stock, mutual, and other types of insurers in the life insurance business in the United States. In the June 26, 1995 edition of NATIONAL UNDERWRITER LIFE-HEALTH INSURANCE magazine, Hartford Life ranked 12th among all life insurance companies in the United States based upon total assets. A.M. Best assigned Hartford Life its second highest ranking classification, A+, as of December 31, 1994.

  The reportable divisions of Hartford Life and its subsidiaries are:

    Individual Life and Annuity
    Asset Management Services
    Specialty Insurance Operations

  Revenue, income before taxes and identifiable assets by reportable division are set forth in Note 6 in Notes to Consolidated Financial Statements and are incorporated herein by reference.

  BRIEF DESCRIPTION OF REPORTABLE DIVISIONS
  The following is a description of Hartford Life's key products and services, distribution methods, competition and certain other relative data for each of its reportable divisions.

  INDIVIDUAL LIFE AND ANNUITY ("ILAD")
  Hartford Life is a leader in the annuity marketplace, selling both variable and fixed products through a wide distribution of broker-dealers, financial and other institutions. Hartford Life was the number one writer of variable annuities for 1995 (excluding TIAA-CREF) with an 11.0% market share according to VARDS (Variable Annuity Research and Data Service). The individual annuity market is highly competitive with insurance companies and other financial institutions selling similar products. Selection depends on fund performance, the array of fund and product options, product design, credited rates and a company's financial strength ratings.

  Hartford Life earns fees for managing ILAD assets and maintaining policyholders' accounts. The policyholder has a variety of fund and product choices, some of which are managed internally; however, most of the investment funds are managed by Wellington Management Company, Putnam, NBD First Chicago, Fidelity, Twentieth Century or Dean Witter.

  New sales of individual annuities reached $6.9 billion in 1995 bringing assets under management to $31.0 billion as of December 31, 1995. Of the total assets under management, $21.0 billion relate to variable annuities with $18.8 billion of these assets held in separate accounts where the policyholder selects the investment vehicle and bears the risk of asset performance, and $2.2 billion of these assets, representing the fixed option, held in the general account. The remaining $10.0 billion of assets under management, in the Individual Annuity line of business, are in guaranteed separate accounts. The guaranteed separate account products offer fixed rate guarantees if held to maturity, but are market value adjusted, the majority of which have no minimum guarantees should policyholders withdraw early. The guaranteed rates, when held to maturity, range from 3.0% to 9.3% with durations from one to ten years. These guarantees are supported by the general account of Hartford Life. Deposits to these fixed and variable annuity accumulation accounts are subject to withdrawal restrictions and to surrender charges which dissipate on a sliding scale, usually within seven policy years. Fixed and variable annuity policyholder reserves are held at account value. The minimum death benefits associated with some 1994 and 1995 annuity sales were reinsured to a third party. Guaranteed policyholders' account balances are primarily held at market value with amounts held for deferred expenses.

  Products sold by the Individual Life line of business include: universal life, traditional and interest sensitive whole life, term, modified guaranteed life, and variable life. These products are primarily sold through life professionals, broker-dealers, and property-casualty agents, assisted by Hartford Life's own sales offices or other marketing groups. Hartford Life competes primarily in the up-scale estate and business planning markets. Significant competition comes from large, financially strong insurers based on price, product, credit quality, and quality of distribution systems. Some of these products permit borrowing against the accumulated cash surrender value of the policy. As of December 31, 1995, the outstanding policy loan balance on individual life policies was $236 million. Universal life and interest sensitive whole life reserves are set equal to premiums collected, plus interest credited, less charges. Other fixed death benefit reserves are based on assumed investment yield, persistency, mortality and morbidity per commonly used actuarial tables, expenses, and margins for adverse deviation. Hartford Life reinsures all individual life business written by HLA. The maximum retention on any one individual life is $1.25 million.

  ASSET MANAGEMENT SERVICES ("AMS")
  This division offers retirement products and services to employer groups marketed to plan administrators through a direct sales force, assisted by home office personnel. These services include managing assets and acting as plan administrator for plans qualified under sections 401(k), 403(b) and 457 of the Internal Revenue Code. The division markets several products for which the
  investments and reserves are held in separate accounts.   AMS reported total
  assets of $14.0 billion as of December 31, 1995, of which $4.0 billion were separate account assets. The separate account options include Twentieth Century funds, Fidelity and Hartford Life's own funds which are managed by Wellington Management Company or are internally managed. Investment performance relative to non-guaranteed separate account products is borne by the participants. For group pension products and services, competition is significant from a number of financial institutions, including other insurance companies, based on rate and credit quality.

  The Guaranteed Rate Contract ("GRC") line of business, which offer fixed or indexed rates that are guaranteed for a specific period. The GRC line of business results have been negatively impacted by lower investment earnings on mortgage-backed securities due to prepayments experienced in excess of assumed levels. The GRC line of business was also affected by the interest rate rise in 1994 when the duration of assets lengthened relative to that of the liabilities. Hartford Life has positioned itself to enhance its competitive position in the 401(k) full service and group tax deferred annuity markets. The Section 457 plan market is a mature market for which growth is primarily achieved through takeover business from competing companies and
  through   increased contributions from existing participants.

  SPECIALTY INSURANCE OPERATIONS
  Hartford Life's Corporate Owned Life Insurance ("COLI") line of business is a leader in the market. Through the purchase of COLI, corporations are able to use the favorable tax treatment of life insurance to efficiently fund a variety of employee benefit liabilities such as postretirement health care and non-qualified benefit programs. The Company also sees significant growth opportunities in the rapidly expanding market for funding non-qualified benefit programs. Current legislative proposals would phase out the deductibility of interest on policy loans under COLI, thus eliminating all future sales of leveraged COLI; however, it should not affect variable COLI product sales or in force. Through its specialty insurance subsidiary, HLRe, focus is on niche reinsurance markets and not on traditional reinsurance products where competition is often based solely on price. Products and services are generally geared to developing, underwriting and marketing innovative financial solutions to customers who use reinsurance to manage financial risk. Specialty Insurance Operations has growth opportunities through variable COLI and other non-qualified deferred compensation vehicles, reinsurance and international acquisitions.

  With a need to diversify its risk exposure and seek above average profits in its Specialty Insurance Operations division, the Company, through its parent, HLA, initiated an international expansion strategy. In June 1994, HLA completed its initial international investment outside North America by joint venturing with an Argentine insurance company, Cenit Seguros, S.A.
                                          4

  Through this joint venture, HLA operates several subsidiaries devoted to life insurance, retirement annuities, mutual funds, life insurance brokerage and pensions and expects to make further investments in South America. In 1995, HLRE expanded its activity into Argentina by providing reinsurance to a developing life insurance market.

  Additionally, Hartford Life and HLA have an Employee Benefits   division
  ("EBD") which markets group life, group short and long-term managed disability, stop loss and supplementary medical coverage to employers and employer-sponsored plans. It also offers voluntary accidental death and dismemberment, travel and special risk coverage primarily to associations. EBD also offers disability underwriting administration and claims processing services to other insurers and self-insured employer plans. These products are sold through brokers, licensed agents and Third Party Administrators through an internal sales force. The markets for group life and disability are highly competitive based on price and quality of services. All of this business is reinsured to HLA.

REGULATION
  The insurance business of Hartford Life is subject to comprehensive and detailed regulation and supervision throughout the United States. The laws of the various jurisdictions establish supervisory agencies with broad administrative powers with respect to licensing to transact business, overseeing trade practices, licensing agents, approving policy forms, establishing reserve requirements, fixing maximum interest rates on life insurance policy loans and minimum rates for accumulation of surrender values, and regulating the type and amounts of investments permitted. In addition, several states, including Connecticut, regulate affiliated groups of insurers, such as Hartford Life, under insurance holding company legislation. Under such laws, intercompany transfers of assets and dividend payments from insurance subsidiaries may be subject to prior notice or approval, depending on the size of such transfers and payments in relation to the financial positions of the companies.

  The National Association of Insurance Commissioners ("NAIC") has established solvency laws that relate an insurance company's capital requirements to the risks inherent in its overall operations. These new rules are known as Risk Based Capital ("RBC"). As of December 31, 1995, Hartford Life's risk based capital result was better than the NAIC requirements.

  Although the Federal government does not directly regulate the business of insurance, Federal initiatives often have an impact on the business in a variety of ways. Current and proposed Federal measures which may significantly affect the insurance business include: removal of barriers preventing banks from engaging in the insurance business, limits to medical testing for insurability, changes in Medicare coverage, ERISA regulations and Social Security, tax law changes affecting the taxation of insurance companies, tax treatment of insurance products and its impact on the relative desirability of various personal investment vehicles and proposed legislation to prohibit the use of gender in determining insurance and pension rates and benefits. Current legislative proposals would phase out the deductibility of interest on policy loans under COLI, thus eliminating all future sales of leveraged COLI; however, the current proposals would not affect variable COLI product sales or inforce which accounted for approximately 69% of 1995 sales.

  Each insurance company is required to file detailed annual reports with supervisory agencies in each of the jurisdictions in which it does business and its operations and accounts are subject to examination by such agencies at regular intervals. Hartford Life prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the State of Connecticut Insurance Department. Prescribed statutory accounting practices include publications of the NAIC, as well as state laws, regulations, and general administrative rules. In accordance with the insurance laws and regulations under which Hartford Life operates, it is obligated to carry on its books, as liabilities, actuarially determined reserves to meet its obligations on its outstanding life insurance contracts and reserves for its universal life and investment contracts. Reserves for life insurance contracts are based on mortality and morbidity tables in general use in the United States modified to reflect actual experience. These reserves are computed at amounts that, with additions from premiums to be received, and with interest on such reserves compounded annually at certain assumed rates, will be sufficient to meet Hartford Life's policy obligations at their maturities or in the event of an insured's death. Reserves for universal life insurance and investment products represent policy account balances before applicable surrender charges. In the accompanying financial statements these life insurance reserves are determined in accordance with generally accepted accounting principles, which may vary from statutory requirements.

INVESTMENT OPERATIONS

  The investment objective of Hartford Life is to maximize after-tax yields consistent with acceptable risk and appropriate liquidity while matching the interest rate sensitivity of invested assets to that of policyholder obligations. Hartford Life uses various derivatives to modify the characteristics of its investments. For a further discussion of strategies including derivative utilization, see the section below, as well as the Notes to Consolidated Financial Statements.

  INVESTED ASSET CHARACTERISTICS AND DERIVATIVE STRATEGIES TO FACILITATE ASSET-LIABILITY MANAGEMENT
  Invested assets totaled approximately $18.3 billion at December 31, 1995 and were comprised of asset-backed securities including government agency collateralized mortgage obligations ("CMO") and mortgage backed securities ("MBS") of $5.8 billion, bonds and notes of $7.9 billion, inverse floating securities of $0.7 billion, and other investments (primarily policy loans) of $3.9 billion. The estimated maturities of these fixed and variable rate investments, along with the respective yields at December 31, 1995, are reflected below. Asset-backed securities (including Government Agency, CMO's and MBS) are distributed to maturity year based on Hartford Life's estimate of the rate of future prepayments of principal over the remaining life of the securities. These estimates are developed using broker consensus prepayment speeds. Expected maturities differ from contractual maturities due to call or prepayment provisions.


                                                 FIXED MATURITY INVESTMENTS
                                                      MATURITY SCHEDULE
                                                      ESTIMATED MATURITY
                                  -----------------------------------------------------------------
                                  1996      1997      1998      1999      2000   THEREAFTER   TOTAL
                                  ------    ------    ------    ------    -----  ----------   -----
ASSET-BACKED SECURITIES
  VARIABLE RATE*
  Amortized Cost                   $156      $159       $85       $81      $113      $444    $1,038
  Market Value                     $153      $156       $83       $79      $114      $415    $1,000
  Taxable Equivalent Yield**      6.34%     6.25%     6.12%     6.77%     6.64%     9.07%     7.57%

  FIXED RATE
  Amortized Cost                 $1,005      $611      $554      $670      $628    $1,408    $4,876
  Market Value                     $998      $620      $493      $673      $633    $1,434    $4,851
  Taxable Equivalent Yield**      6.70%     6.84%     6.80%     6.50%     6.77%     6.76%     6.73%

BONDS AND NOTES
  VARIABLE RATES*
  Amortized Cost                   $114      $114       $56      $112       $63      $370      $829
  Market Value                     $104      $113       $54       $85       $57      $387      $800
  Taxable Equivalent Yield**      5.09%     5.87%     6.26%     6.31%     6.38%     7.39%     6.57%

FIXED RATE
  Amortized Cost                 $1,835    $1,028      $541      $648      $668    $2,173    $6,893
  Market Value                   $1,838    $1,033      $549      $662      $691    $2,264    $7,037
  Taxable Equivalent Yield**      5.88%     7.07%     6.44%     6.62%     6.82%     7.24%     6.69%

INVERSE FLOATING
  Amortized Cost                    $36      $116       $24       $52       $50      $526      $804
  Market Value                      $40      $115       $25       $23       $58      $451      $712
  Taxable Equivalent Yield**     11.19%     7.67%    12.01%    10.34%    12.26%    11.17%    10.67%

TOTAL FIXED MATURITIES
  Amortized Cost                 $3,146    $2,028    $1,260    $1,563    $1,522    $4,921   $14,440
  Market Value                   $3,133    $2,037    $1.204    $1,522    $1,553    $4,951   $14,400
  Taxable Equivalent Yield**      6.71%     6.39%     6.51%     6.67%     6.88%     7.23%     6.85%

------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------

 (*) VARIABLE RATE SECURITIES ARE INSTRUMENTS FOR WHICH THE COUPON RATES MOVE DIRECTLY WITH AN INDEX RATE. INCLUDED IN THE CAPTION ARE HARTFORD LIFE'S HOLDINGS FOR RESIDUALS AND INTEREST ONLY SECURITIES WHICH REPRESENT LESS THAN 1% OF INVESTED ASSETS. RESIDUALS, FOR WHICH COST APPROXIMATES MARKET, HAVE AN AVERAGE LIFE OF 3.5 YEARS AND EARN AN AVERAGE YIELD OF 12.7%. INTEREST-ONLY SECURITIES, FOR WHICH COST APPROXIMATES MARKET, HAVE AN AVERAGE LIFE OF 3 YEARS AND EARN AN AVERAGE YIELD OF 19.6%. AVERAGE YIELDS ARE BASED UPON ESTIMATED CASH FLOWS USING CURRENT BROKER CONCENSUS PREPAYMENT SPEED ASSUMPTIONS.

(**) TAXABLE EQUIVALENT YIELDS DO NOT REFLECT YIELDS ON DERIVATIVE INSTRUMENTS ALTHOUGH DERIVATIVE ADJUSTMENTS ARE INCLUDED IN FIXED MATURITY AMORTIZED COST AND MARKET VALUE.

In addition, other investments, comprised primarily of policy loans, totaled $3.9 billion at December 31, 1995. These loans, which carry a current weighted average interest rate of 11.5%, are secured by the cash value of the life policy. These loans do not mature in a conventional sense but expire in conjunction with the related policy liabilities.

Derivatives play an important role in facilitating the management of interest rate risk, in creating opportunities to develop asset packages which efficiently fund product obligations, in hedging against indexation risks which affect the value of certain liabilities, and in adjusting broad investment risk characteristics when dictated by significant changes in market risks. As an end user of derivatives, Hartford Life uses a variety of derivative financial instruments, including swaps, caps, floors and exchange traded financial futures and options, as a means of prudently hedging exposure to price, foreign currency and/or interest rate risk on anticipated investment purchases or existing assets and liabilities. The notional amounts of derivative contracts represent the basis upon which pay and receive amounts are calculated and are not reflective of credit risk. Credit risk is limited to the amounts calculated to be due to Hartford Life on such contracts. Payment obligations between Hartford Life and its counterparties are typically netted on a quarterly basis. Hartford Life has strict policies regarding the financial stability and credit standing of its major counterparties and typically requires credit enhancement requirements to further limit its credit risk. Notional amounts pertaining to derivative financial instruments totaled $8.8 billion at December 31, 1995 ($7.1 billion related to life investments and $1.7 billion on the liabilities). The following strategies are used to manage the aforementioned risks associated with the Hartford Life's obligations:

  ANTICIPATORY HEDGING
  For certain liabilities, Hartford Life commits to the price of the product prior to receipt of the associated premium or deposit. Hartford Life routinely executes anticipatory hedges to offset the impact of changes in asset prices arising from interest rate changes, pending the premium or deposit payment and the resulting purchase of the assets. These hedges involve taking a long position in an interest rate futures position or entering into an interest rate swap with duration characteristics equivalent to the associated liabilities and anticipated investments. The notional amount of derivatives used for anticipatory hedges totaled $0.2 and $0.8 billion at December 31, 1995 and 1994, respectively.

  LIABILITY HEDGING
  Several products obligate Hartford Life to credit a return to the contractholder which is indexed to a market rate. The Company typically enters into interest rate swaps to convert the referenced rate into a rate, such as LIBOR, that trades in a more liquid and efficient market. This hedging strategy enables the Company to customize contract terms and conditions to customer objectives and satisfies the Company's asset/liability matching policy. The notional amount of derivatives used for liability risk adjustment totaled $1.7 billion at December 31, 1995 and 1994.

  ASSET HEDGING
  The characteristics of the liabilities drive the asset selection process. To meet the various policyholder obligations and to provide prudent investment risk diversification, Hartford Life may elect to combine two or more financial instruments to achieve the investment characteristics that match the associated liability. The non-speculative use of derivatives effectively transfers unwanted investment risks or attributes to others. The selection of the appropriate derivatives depends on the investment risk, the liquidity and efficiency of the market, and the asset and liability characteristics. The notional amount of asset hedges totaled $3.0 billion at December 31, 1995 and 1994.

  PORTFOLIO HEDGING
  Hartford Life periodically compares the duration and the convexity of its portfolios of assets to their corresponding liabilities, and enters into portfolio hedges to reduce any difference to acceptable levels. Portfolio hedges reduce the mismatch between assets and liabilities and offset the potential cash flow impact caused by interest rate changes. The notional amount of portfolio hedging totaled $3.9 billion and $3.3 billion as of December 31, 1995 and 1994, respectively.

  Hartford Life is committed to maintaining an effective risk management discipline. Approved derivatives usage must support at least one of the following objectives: to manage the risk to the operation arising from price, interest rate and foreign currency volatility, to manage liquidity and/or to control transaction costs. All investment activity is subject to regular review and approval by ITT Hartford Group's Insurance Operations Finance Committee. Credit limits, diversification standards and review procedures for all credit risk whether borrower, issuer, or counterparty have been established. Hartford Life analyzes the aggregate interest rate risk through the use of a proprietary, multi-scenario cash flow projection model which encompasses all liabilities and their associated investments, including derivatives.

  For a discussion of (i) the investments of Hartford Life segregated by major category, (ii) the types of derivatives related to the type of investment and their respective notional amounts and (iii) the accounting policies utilized by Hartford Life for derivative financial instruments, see Notes to Consolidated Financial Statements contained herein.

  POLICY LIABILITY CHARACTERISTICS
  Policy liabilities totaled $18.8 billion (net of ceded reinsurance) at December 31, 1995 which were backed by $27.9 billion in total assets (including investments of $18.3 billion). Matching of the duration of the investments with respective policyholder obligations is an explicit objective of Hartford Life's management strategy. Hartford Life's policy liabilities, along with estimated duration periods, can be summarized based on investment needs in the following five categories at December 31, 1995 (in billions):


                                                                          ESTIMATED DURATION (YEARS)

                                                    BALANCE        LESS                                     OVER
                DESCRIPTION                        12/31/95       THAN 1         1 - 5          6 - 10       10
------------------------------------------------- ---------      -------       -------         -------    -------


Fixed rate asset accumulation vehicles                $5.8         $1.7          $4.0            $0.1       $0.0
Indexed asset accumulation vehicles                    0.3          0.3           0.0             0.0        0.0
Interest credited asset accumulation vehicles         11.1          1.2           5.3             3.3        1.3
Long-term pay out liabilities                          1.1          0.0           0.2             0.5        0.4
Short-term pay out liabilities                         0.5          0.5           0.0             0.0        0.0
                                                 ---------      -------       -------         -------    -------
                                         TOTAL       $18.8         $3.7          $9.5            $3.9       $1.7
                                                 ---------      -------       -------         -------    -------
                                                 ---------      -------       -------         -------    -------

THE DURATION OF LIABILITIES REFLECTS MANAGEMENT'S ASSESSMENT OF THE MARKET PRICE SENSITIVITY OF THE LIABILITIES
TO CHANGES IN MARKET INTEREST RATES, AND IS NOT NECESSARILY REFLECTIVE OF THE PROJECTED LIABILITIES' CASH FLOWS
UNDER ANY SPECIFIC SCENARIO.

  FIXED RATE ASSET ACCUMULATION VEHICLES
  Products in this category require Hartford Life to pay a fixed rate for a certain period of time. The cash flows are not interest sensitive, because the products are written with a market value adjustment, and the liabilities have protection against the early withdrawal of funds through surrender charges. The primary risk associated with these products is that the spread between investment return and credited rate is not sufficient to earn the desired return. Product examples include fixed rate annuities with a market rate adjustment and fixed rate guaranteed investment contracts. Contract duration is reflected above and is dependent on the policyholder's choice of guarantee period. The weighted average credited policyholder rate for these policyholder liabilities was 7.15% at December 31, 1995.

  INDEXED ASSET ACCUMULATION VEHICLES
  Products in this category are similar to the fixed rate asset accumulation vehicles, but require Hartford Life to pay a rate that is determined by an external index. The amount and/or timing of cash flows will therefore vary based on the level of the particular index. The risks inherent in these products are similar to the fixed rate asset accumulation vehicles, with an additional risk of changes in the index adversely affecting profitability. Product examples include indexed guaranteed investment contracts with an estimated duration of up to two years. The weighted average credited rate for these contracts was 6.62% at December 31, 1995.

  INTEREST CREDITED ASSET ACCUMULATION VEHICLES
  Products in this category credit interest to policyholders, subject to market conditions and minimum guarantees. Policyholders may surrender at book value, but are subject to surrender charges for an initial period. The risks vary depending on the degree of insurance element contained in the product.
  Product examples include universal life contracts and fixed option of the group and variable annuity contracts. Liability duration is short to intermediate-term and is reflected in the table above. The average credited rate for these liabilities was 6.50% at December 31, 1995.

  LONG-TERM PAYOUT LIABILITIES
  Products in this category are long-term in nature and contain significant actuarial (mortality, morbidity) pricing risks. The cash flows are not interest sensitive, but do vary based on the timing and amount of benefit payments. The risks associated with these products are that the benefits will exceed expected actuarial pricing and/or the investment return is lower than assumed in pricing. Product examples include structured settlement contracts, on-benefit annuities and long-term disability contracts. Contract duration is generally 6 to 10 years but, at times, exceeds 30 years. Policy liabilities under these contracts are not interest sensitive.

  SHORT-TERM PAYOUT LIABILITIES
  These liabilities are short-term in nature with a duration less than one year. Substantially all risks associated with these products are determined by the non-investment contingencies such as mortality or morbidity. Liquidity is of greater concern than for the long-term payout liabilities. Products include individual and group-term contracts and short-term disability contracts.

  SEPARATE ACCOUNT PRODUCTS
  Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Separate accounts reflect two categories of risk assumption: non-guaranteed separate accounts totaling $25.9 billion, wherein the policyholder assumes the investment risk, and guaranteed separate accounts totaling $10.4 billion, wherein Hartford Life contractually guarantees either a minimum return or account value to the policyholder. Investment strategy varies by fund choice, as outlined in the fund prospectus or separate account plan of operations. Non-guaranteed products include variable annuities and variable life contracts. Guaranteed separate account products primarily consist of modified guaranteed individual annuity and modified guaranteed life insurance, and generally include market value adjustment provisions to mitigate the risk of early surrenders. Additional investment risk is hedged using a variety of derivatives which total $133 million in carrying value and $2.7 billion in notional amounts at December 31, 1995.


OTHER MATTERS
  As of December 31, 1995, Hartford Life and its parent, HLA, have 3,045 direct employees, 1,741 of whom are employed at the home office in Simsbury, Connecticut, and 1,304 of whom are employed at various branch offices throughout the United States, Canada and elsewhere. ILA employs 381 people in Minneapolis, Minnesota, and HLRe has 19 employees in Westport, Connecticut.

ITEM 2.  PROPERTIES
  Hartford Life occupies office space leased by Hartford Fire. Expenses associated with these offices are allocated on a direct and indirect basis to the Life subsidiaries by Hartford Fire.

ITEM 3.  LEGAL PROCEEDINGS
  Hartford Life is involved in pending and threatened litigation in which claims for monetary damages are asserted. Management, after consultation with legal counsel, does not anticipate that the ultimate liability arising from such pending or threatened litigation which arises in the normal course of business would have a material effect on the financial position or future operating results of Hartford Life.

                                       PART II

ITEM 5.   MARKET FOR HARTFORD LIFE'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS
  All of Hartford Life's outstanding shares are ultimately owned by Hartford Fire which is ultimately a subsidiary of ITT Hartford Group. As of March 1, 1996, Hartford Life had issued and outstanding 1,000 shares of common stock at a par value of $5,690 per share.


ITEM 7.


                                          MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
                                                        (DOLLAR AMOUNTS IN MILLIONS)


                                              ILAD                 AMS             SPECIALTY            TOTAL
                                        ---------------     ---------------    ----------------    ----------------
                                        1995      1994      1995      1994      1995      1994      1995      1994
                                       -----     -----     -----     -----    ------     -----    ------    ------


Revenue                                 $797      $691      $734      $789    $1,273      $919    $2,804    $2,399
Benefits, claims, expenses and taxes     642       595       786       765     1,247       901     2,675     2,261
                                        -----    -----     -----     -----    ------     -----    ------    ------
                    NET INCOME(LOSS)     $155      $96     ($52)       $24       $26       $18      $129      $138
                                        -----    -----     -----     -----    ------     -----    ------    ------
                                        -----    -----     -----     -----    ------     -----    ------    ------



  INDIVIDUAL LIFE & ANNUITY ("ILAD")
  Revenues of $797 in 1995 increased by $106, or 15%, over 1994 as a result of several factors. In the Individual Annuity line of business, deposits on fixed and variable annuity contracts (which are not recorded as revenues) and strong market value appreciation in policyholder accounts increased the assets in this line of business 52% to $31 billion. Asset growth resulted in a corresponding increase in policy charges which are based primarily as a percentage of assets. This division has been the market leader in sales of individual variable annuity contracts in each of the last three years. In the Individual Life line of business, the full year benefits of the Pacific Standard assumption reinsurance agreement (described below), in conjunction with new business sales, have enabled premiums and other considerations (net of reinsurance and acquisitions) to grow 15% over 1994. In addition, significant expense savings have resulted from the consolidation of several functions in the Minneapolis and Simsbury locations. The combination of the above items resulted in earnings growth of 61% for the total reportable division.

  In 1994, the division assumed life and annuity policies from Pacific Standard Life Insurance Company, adding $219 million of life and $181 million of annuity assets. In 1993, ILAD assumed $3.2 billion in fixed and variable annuity assets and $0.9 billion of modified guaranteed life insurance from Fidelity Bankers Life Insurance Company. The significant growth from these assumptions along with new deposits from fixed and variable annuity sales of $7.0 billion in 1994 and $4.2 billion in 1993 increased assets under management. The management and maintenance fees and cost of insurance associated with this growing policyholder base were the source of ILAD's increased revenues and net income.

  ASSET MANAGEMENT  SERVICES ("AMS")
  With revenues down 7% and a net loss, after-tax, of $52, AMS's 1995 results were significantly below that of the prior year. This operating decline was primarily due to the results of the GRC line of business, which offers fixed or indexed rates that are guaranteed for a specific period. The GRC line of business results have been negatively impacted by lower investment earnings on mortgage-backed securities because of prepayments experienced in excess of assumed levels. The GRC line of business results were also affected by the interest rate rise in 1994 when the duration of assets lengthened relative to that of the liabilities. The impact of these factors, which resulted in a $68 loss in 1995, is expected to decline 10% to 25% per year over the next two years and will run out in its entirety by the end of the year 2000. Hedging and other funding strategies have been developed to address potential future liquidity needs.

  Excluding the losses described above, AMS net income was $16 in 1995 as compared with $23 in 1994. Although 1995 results were below the historic high of 1994, management does not expect this trend to continue.

  SPECIALTY INSURANCE OPERATIONS
  Specialty Operations reported net income of $26 in 1995 representing a 44% increase over its 1994 net income of $18 and represents over 20% of the Company's total 1995 net income. The increase in 1995 net income was primarily due to substantial growth in the existing COLI line of business.

  Total division revenues of $1,273 in 1995 increased by $354 to 39% over 1994 levels and were driven by substantial increases in COLI sales. In 1994, this reportable division began to offer a variable COLI product which accounted for nearly 69% of all new 1995 sales.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  See Index to Consolidated Financial Statements and Schedules.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  None.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K
  (a)   Documents Filed:

        (1)   See Index to Consolidated Financial Statements and Schedules.
        (2)   See Exhibit Index.

  (b) No reports on Form 8-K have been filed during the last quarter of 1995.


               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Report of Management                                                                                                         F-1
Report of Independent Public Accountants                                                                                     F-2
Consolidated Statements of Income for the three years ended December 31, 1995                                                F-3
Consolidated Balance Sheets as of December 31, 1995 and 1994                                                                 F-4
Consolidated Statements of Stockholder's Equity for the three years ended December 31, 1995                                  F-5
Consolidated Statements of Cash Flows for the three years ended December 31, 1995                                            F-6
Notes to Consolidated Financial Statements                                                                         F-7 thru F-18
Summary of Investments (Other than Investments in Affiliates)                                                                S-1
Supplemental Insurance Information                                                                                           S-2
Reinsurance                                                                                                                  S-3


All schedules not listed above have been omitted because they are not applicable or the amounts are insignificant, immaterial or the information has been otherwise supplied in the financial statements or notes thereto.

                           REPORT OF MANAGEMENT

The management of Hartford Life Insurance Company and subsidiaries is responsible for the preparation and integrity of the information contained in the accompanying consolidated financial statements and other sections of the Annual Report. The consolidated financial statements are prepared in accordance with generally accepted accounting principles, and, where necessary, include amounts that are based on management's informed judgments and estimates. Management believes these statements present fairly Hartford
Life's financial position and results of operations, and that any other information contained in the Annual Report is consistent with the financial statements.

Management has made available Hartford Life's financial records to Arthur Andersen LLP, independent public accountants, in order for them to perform an audit of Hartford Life's consolidated financial statements. Their report appears on Page F-2.

An essential element in meeting management's responsibilities is Hartford Life's system of internal controls. These controls, which include accounting controls and the internal auditing program, are designed to provide reasonable assurance that assets are safeguarded, and transactions are properly authorized, executed and recorded. The controls, which are documented and communicated to employees in the form of written codes of conduct and policies and procedures, provide for the careful selection of personnel and for appropriate division of responsibility. Management continually monitors for compliance, while Hartford Life's internal auditors independently assess the effectiveness of the controls and make recommendations for improvement. Also, Arthur Andersen LLP took into consideration Hartford Life's system of internal controls in determining the nature, timing, and extent of its audit and tests.

Another important element is management's recognition of its responsibility for fostering a strong, ethical climate, thereby ensuring that Hartford Life's affairs are transacted according to the highest standards of personal and professional conduct. Hartford Life has a long-standing reputation of integrity in business conduct and utilizes communication and education to create and fortify a strong compliance culture.

The Audit Committee of the Board of Directors of ITT Hartford, composed of non-employee directors, meets periodically with the external and internal auditors to evaluate the effectiveness of the work performed by them in discharging their respective responsibilities and to ensure their independence and free access to the Committee.

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Hartford Life Insurance Company and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Hartford Life Insurance Company (a Connecticut corporation and wholly-owned subsidiary of Hartford Life and Accident Insurance Company) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements and the schedules referred to below are the responsibility of Hartford Life Insurance Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hartford Life Insurance Company and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

As discussed in Note 1 in Notes to Consolidated Financial Statements, Hartford Life Insurance Company adopted new accounting standards promulgated by the Financial Accounting Standards Board, changing its methods of accounting, as of January 1, 1994, for debt and equity securities.

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

                                             ARTHUR ANDERSEN  LLP


Hartford, Connecticut
January 24, 1996

                   HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                                    (IN MILLIONS)

--------------------------------------------------------------------------
--------------------------------------------------------------------------
                                       FOR THE YEAR ENDED DECEMBER 31,
                                  ----------------------------------------
                                       1995           1994           1993
                                      -------        -------        ------
REVENUES
    Premiums and other considerations  $1,487         $1,100         $747
    Net investment income               1,328          1,292        1,051
    Net realized (losses) gains           (11)             7           16
                                       ------         ------        -----
                       TOTAL REVENUES   2,804          2,399        1,814
                                       ------         ------        -----

BENEFITS, CLAIMS AND EXPENSES
    Benefits, claims and claim
     adjustment expenses                1,422          1,405        1,046
    Dividends to policyholders            675            419          227
    Amortization of deferred policy
     acquisition costs                    199            145          113
    Other insurance expense               317            227          210
                                       ------         ------        -----
  TOTAL BENEFITS, CLAIMS AND EXPENSES   2,613          2,196        1,596
                                       ------         ------        -----

INCOME BEFORE INCOME TAX EXPENSE          191            203          218

    Income tax expense                     62             65           75
                                       ------         ------        -----
NET INCOME                               $129           $138         $143
                                       ------         ------        -----
                                       ------         ------        -----

---------------------------------------------------------------------------
---------------------------------------------------------------------------

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                   HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                           (IN MILLIONS EXCEPT SHARE DATA)

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
                                                           AS OF DECEMBER 31,
                                                           ------------------
                                                           1995      1994
                                                           -------   --------
                        ASSETS
Investments
    Fixed maturities
         available for sale, at market value
         (amortized cost of $14,440 and $14,464)           $14,400   $13,429
    Equity securities, at market value
         (cost of $61 and $76)                                  63        68
    Mortgage loans, at outstanding balance                     265       316
    Policy loans, at outstanding balance                     3,381     2,614
    Other investments, at cost                                 156       107
                                                           -------   -------
                                       TOTAL INVESTMENTS    18,265    16,534

Cash                                                            46        20
Premiums and amounts receivable                                165       160
Reinsurance recoverable                                      6,221     5,466
Accrued investment income                                      394       378
Deferred policy acquisition costs                            2,188     1,809
Deferred income tax                                            420       590
Other assets                                                   234        83
Separate account assets                                     36,264    22,809
                                                           -------   -------
                                            TOTAL ASSETS   $64,197   $47,849
                                                           -------   -------
                                                           -------   -------

                        LIABILITIES
Future policy benefits                                      $2,373    $1,890
Other policyholder funds                                    22,598    21,328
Other liabilities                                            1,233     1,000
Separate account liabilities                                36,264    22,809
                                                           -------   -------
                                       TOTAL LIABILITIES    62,468    47,027
                                                           -------   -------
Commitments and contingencies (Note 9)

                   STOCKHOLDER'S EQUITY
Common stock
    Authorized 1,000 shares, $5,690 par value
    Issued and outstanding 1,000 shares                          6         6
Additional paid-in capital                                   1,007       826
Retained earnings                                              773       644
Unrealized loss on investments, net of tax                     (57)     (654)
                                                           -------   -------
                              TOTAL STOCKHOLDER'S EQUITY     1,729       822
                                                           -------   -------
              TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY   $64,197   $47,849
                                                           -------   -------
                                                           -------   -------
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                   HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                    (IN MILLIONS)

------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
                                                                                               UNREALIZED LOSS       TOTAL
                                                        COMMON     ADDITIONAL      RETAINED   ON INVESTMENTS,    STOCKHOLDER'S
                                                        STOCK    PAID-IN-CAPITAL   EARNINGS     NET OF TAX          EQUITY
                                                        ------   ---------------   --------   ---------------    -------------
BALANCE, DECEMBER 31, 1992                                  $6              $498       $373                $0             $877

 Net income                                                  -                 -        143                 -              143

 Capital contribution                                        -               180          -                 -              180

 Excess of assets over liabilities
 on reinsurance assumed from affiliate                       -                (2)         -                 -               (2)

 Change in unrealized loss on investments, net of tax        -                 -          -                (5)              (5)

                                                         ------   ---------------   --------   ---------------    -------------
BALANCE, DECEMBER 31, 1993                                   6               676        516                (5)           1,193
                                                         ------   ---------------   --------   ---------------    -------------


 Net income                                                  -                 -        138                 -              138

 Capital contribution                                        -               150          -                 -              150

 Dividend paid                                               -                 -        (10)                -              (10)

 Change in unrealized loss on investments, net of tax*       -                 -          -              (649)            (649)
                                                        ------   ---------------   --------   ---------------    -------------

BALANCE, DECEMBER 31, 1994                                   6               826        644              (654)             822
                                                        ------   ---------------   --------   ---------------    -------------

 Net income                                                  -                 -        129                 -              129

 Capital contribution                                        -               181          -                 -              181

 Change in unrealized loss on investments, net of tax        -                 -          -               597              597
                                                        ------   ---------------   --------   ---------------    -------------

BALANCE, DECEMBER 31, 1995                                  $6           $1,007       $773              ($57)           $1,729
                                                        ------   ---------------   --------   ---------------    -------------
                                                        ------   ---------------   --------   ---------------    -------------

------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------

(*) The 1994 change in unrealized loss on investments, net of tax, included an unrealized gain of $91 due to adoption of SFAS No. 115 as discussed in Note 1(b) of Notes to Consolidated Financial Statements.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                   HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN MILLIONS)

-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

                                                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                                               ----------------------------------------------
                                                                                    1995            1994            1993
                                                                               -------------   --------------   -------------
OPERATING ACTIVITIES
 Net income                                                                             $129             $138            $143
 Adjustments to net income:
   Net realized (losses) gains                                                            11               (7)            (16)
   (Decrease) increase in liability to policyholders for realized gains                   (3)               5             (15)
   Net amortization of premium on fixed maturities                                        21               41               2
   Provision for deferred income taxes                                                  (172)            (128)           (121)
   Increase in deferred policy acquisition costs                                        (379)            (441)           (292)
   (Increase) decrease in premiums and amounts receivable                                (81)              10             (28)
   Increase in accrued investment income                                                 (16)            (106)             (4)
   (Increase) decrease in other assets                                                  (177)             101             (36)
   (Increase) decrease in reinsurance recoverable                                        (35)              75            (121)
   Increase in liability for future policy benefits                                      483              224             360
   Increase in other liabilities                                                         281              191             176
                                                                               -------------   --------------   -------------
                                     CASH PROVIDED BY OPERATING ACTIVITIES                62              103              48
                                                                               -------------   --------------   -------------

INVESTING ACTIVITIES
 Purchases of fixed maturities investments                                            (6,228)          (9,127)        (12,406)
 Proceeds from sales of fixed maturities investments                                   4,848            5,708           8,813
 Maturities and principal paydowns of fixed maturities investments                     1,741            1,931           2,596
 Net purchases of other investments                                                     (871)          (1,338)           (206)
 Net (purchases)/sales of short-term investments                                         (24)             135            (564)
                                                                               -------------   --------------   -------------
                                        CASH USED FOR INVESTING ACTIVITIES              (534)          (2,691)         (1,767)
                                                                               -------------   --------------   -------------

FINANCING ACTIVITIES
 Net receipts from investment and UL-type contracts credited to
   policyholder account balances                                                         498            2,467           1,513
 Capital contribution                                                                      0              150             180
 Dividends paid                                                                            0              (10)              0
                                                                               -------------   --------------   -------------
                                     CASH PROVIDED BY FINANCING ACTIVITIES               498            2,607           1,693
                                                                               -------------   --------------   -------------

NET INCREASE (DECREASE) IN CASH                                                           26               19             (26)

 Cash at beginning of year                                                                20                1              27
                                                                               -------------   --------------   -------------

CASH AT END OF YEAR                                                                      $46              $20              $1
                                                                               -------------   --------------   -------------
                                                                               -------------   --------------   -------------

------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes are an integral part of these Consolidated Financial Statements.

             HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (DOLLAR AMOUNTS IN MILLIONS)



1.  SIGNIFICANT ACCOUNTING POLICIES

(A)  BASIS OF PRESENTATION
These consolidated financial statements include Hartford Life Insurance Company and its wholly-owned subsidiaries ("Hartford Life" or the "Company"), ITT Hartford Life and Annuity Insurance Company ("ILA") and ITT Hartford International Life Reassurance Corporation ("HLRe"), formerly American Skandia Life Reinsurance Corporation. Hartford Life is a wholly-owned subsidiary of Hartford Life and Accident Insurance Company ("HLA"). Hartford Life is ultimately owned by Hartford Fire Insurance Company ("Hartford Fire"), which is ultimately owned by ITT Hartford Group, Inc. ("ITT Hartford"), formerly a subsidiary of ITT Corporation ("ITT"). On December 19, 1995, ITT Corporation distributed all of the outstanding shares of ITT Hartford Group to ITT Corporation Shareholders of record in an action known herein as the "Distribution". As a result of the Distribution, ITT Hartford became an independent publicly traded company.

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company offers life, annuity, pension, and disability insurance products. These products are distributed and marketed by multiple distribution channels which include broker-dealers, agents and banks, as well as a captive sales force. Hartford Life conducts business primarily in the United States and is licensed to write business in all 50 states. The Company is headquartered in Simsbury, Connecticut and has 3,045 direct employees.

The consolidated financial statements are prepared in conformity with generally accepted accounting principles which differ in certain material respects from the accounting practices prescribed or permitted by various insurance regulatory authorities.

(B)  CHANGES IN ACCOUNTING PRINCIPLES
Effective January 1, 1994, Hartford Life adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The new standard requires, among other things, that securities be classified as "held-to-maturity", "available-for-sale" or "trading" based on Hartford Life's intentions with respect to the ultimate disposition of the security and its ability to effect those intentions. The classification determines the appropriate accounting carrying value (cost basis or fair value) and, in the case of fair value, whether the adjustment impacts Stockholder's Equity directly or is reflected in the Consolidated Statements of Income. Investments in equity securities had previously been and continue to be recorded at fair value with the corresponding impact included in Stockholder's Equity. Under SFAS No. 115, Hartford Life's fixed maturities are classified as "available-for-sale" and accordingly, these investments are reflected at fair value with the corresponding impact included as a component of Stockholder's Equity designated as "Unrealized loss on investments, net of tax." As with the underlying investment security, unrealized gains and losses on derivative financial instruments are considered in determining the fair value of the portfolios. The impact of adoption was an increase to Stockholder's Equity of $91. Hartford Life's cash flows were not impacted by this change in accounting principle.

(C)  REVENUE RECOGNITION
Revenues for universal life policies and investment products consist of policy charges for the cost of insurance, policy administration and surrender charges assessed to policy account balances. Premiums for traditional life insurance policies are recognized as revenues when they are due from policyholders. Deferred acquisition costs are amortized using the retrospective deposit method for universal life and other types of contracts where the payment pattern is irregular or surrender charges are a significant source of profit and the prospective deposit method is used where investment margins are the primary source of profit.

(D)  FUTURE POLICY BENEFITS AND OTHER POLICYHOLDER FUNDS
Liabilities for future policy benefits are computed by the net level premium method using interest rate assumptions varying from 3% to 11% and withdrawal, mortality and morbidity assumptions which vary by plan, year of issue and policy durations and include a provision for adverse deviation. Other policyholder funds which represent liabilities for universal life insurance and investment products reflect policy account balances before applicable surrender charges.

(E)  POLICYHOLDER REALIZED GAINS AND LOSSES
Realized gains and losses on security transactions associated with Hartford Life's immediate participation guaranteed contracts are excluded from revenues, since under the terms of the contracts the realized gains and losses will be credited to policyholders in future years as they are entitled to receive them.

(F)  DEFERRED POLICY ACQUISITION COSTS
Policy acquisition costs, including commissions and certain underwriting expenses associated with acquiring traditional life insurance products, are deferred and amortized over the lesser of the estimated or actual contract life. For universal life insurance and investment products, acquisition costs are being amortized generally in proportion to the present value of expected gross profits from surrender charges, investment, mortality and expense margins.

(G)  INVESTMENTS
Hartford Life's investments in fixed maturities include bonds, redeemable preferred stock and commercial paper which are classified as "available-for-sale" and accordingly are carried at market value with the after-tax difference from cost reflected as a component of Stockholder's Equity designated "Unrealized loss on investments, net of tax". Equity securities, which include common and non-redeemable preferred stocks, are carried at market value with the after-tax difference from cost reflected in Stockholder's Equity. Realized investment gains and losses, after deducting life and pension policyholders' share, are reported as a component of revenue and are determined on a specific identification basis.

(H)  DERIVATIVE FINANCIAL INSTRUMENTS
Hartford Life uses a variety of derivative financial instruments including, swaps, caps, floors, options, forwards and exchange traded financial futures as part of an overall risk management strategy. These instruments, are used as a means of hedging exposure to price, foreign currency and/or interest rate risk on planned investment purchases or existing assets and liabilities. Hartford Life does not hold or issue derivative financial instruments for trading purposes. Hartford Life's accounting for derivative financial instruments used to manage risk is in accordance with the concepts established in SFAS No. 80, "Accounting for Futures Contracts," SFAS No. 52 , "Foreign Currency Translation", American Institute of Certified Public Accountants Statement of Position 86-2, "Accounting for Options" and various Emerging Issues Task Force pronouncements. Written options are in all cases used in conjunction with other assets and derivatives as part of an overall risk management strategy. Derivative instruments are carried at values consistent with the asset or liability being hedged. Derivatives used to hedge fixed maturities or equities are carried at fair value with the after-tax difference from cost reflected in Stockholder's Equity. Derivatives used to hedge other invested assets or liabilities are carried at cost.

Derivatives, used as part of a risk management strategy, must be designated at inception as a hedge and measured for effectiveness both at inception and on an ongoing basis. Hartford Life's minimum correlation threshold for hedge designation is 80%. If correlation, which is assessed monthly and measured based on a rolling three month average, falls below 80%, hedge accounting will be terminated. Derivatives used to create a synthetic asset must meet synthetic accounting criteria including designation at inception and consistency of terms between the synthetic and the instrument being replicated. Synthetic instrument accounting, consistent with industry practice, provides that the synthetic asset is accounted for like the financial instrument it is intended to replicate. Derivatives which fail to meet risk management criteria are marked to market with the impact reflected in the Consolidated Statements of Income.

Gains or losses on financial futures contracts entered into in anticipation of the future receipt of product cash flows are deferred and, at the time of the ultimate purchase, reflected as a basis adjustment to the purchased asset. Gains or losses on futures used in invested asset risk management are deferred and adjusted into the basis of the hedged asset when the contract futures are closed, except for futures used in duration hedging which are deferred and basis adjusted on a quarterly basis. The basis adjustments are amortized into investment income over the remaining asset life.

Open forward commitment contracts are marked to market through Stockholder's Equity. Such contracts are recorded at settlement by recording the purchase of the specified securities at the previously committed price. Gains or losses resulting from the termination of the forward commitment contracts before the delivery of the securities are recognized immediately in the Consolidated Statements of Income as a component of net investment income.

The cost of options entered into as part of a risk management strategy are basis adjusted to the underlying asset or liability and amortized over the remaining life of the hedge. Gains or losses on expiration or termination are adjusted into the basis of the underlying asset or liability and amortized over the remaining asset life.

Interest rate swaps involve the periodic exchange of payments without the exchange of underlying principal or notional amounts. Net receipts or payments are accrued and recognized over the life of the swap agreement as an adjustment to income. Should the swap be terminated, the gain or loss is adjusted into the basis of the asset or liability and amortized over the remaining life. Should the hedged asset be sold or liability terminated without terminating the swap position, any swap gains or losses are immediately recognized in earnings. Interest rate swaps purchased in anticipation of an asset purchase ("anticipatory transaction") are recognized consistent with the underlying asset components such that the settlement component is recognized in the Consolidated Statements of Income while the change in market value is recognized as an unrealized gain or loss.

Premiums paid on purchased floor or cap agreements and the premium received on issued floor or cap agreements (used for risk management), are adjusted into the basis of the applicable asset and amortized over the asset life. Gains or losses on termination of such positions are adjusted into the basis of the asset or liability and amortized over the remaining asset life. Net payments are recognized as an adjustment to income or basis adjusted and amortized depending on the specific hedge strategy.

Forward exchange contracts and foreign currency swaps are accounted for in accordance with SFAS No. 52.

(I)  RELATED PARTY TRANSACTIONS
Transactions of Hartford Life with its parent and affiliates relate principally to tax settlements, insurance coverage, rental and service fees and payment of dividends and capital contributions. In addition, certain affiliated insurance companies purchased group annuity contracts from Hartford Life to fund pension costs and claim annuities to settle casualty claims.

On June 30, 1995, the assets of Lyndon Insurance Company ("Lyndon") were contributed to ILA. As a result, ILA received approximately $365 in fixed maturities, equity securities and cash, $26 in receivables, $187 of current tax liability, $20 in deferred tax liability, and $3 of other liabilities. The excess of assets over liabilities of $181 were recorded as an increase to paid-in capital.

Substantially all general insurance expenses related to Hartford Life, including rent expenses, are initially paid by Hartford Fire. Direct expenses are allocated to Hartford Life using specific identification and indirect expenses are allocated using other applicable methods.

The rent paid to Hartford Fire for the space occupied by Hartford Life was $3 in 1995, 1994, and 1993 respectively. Hartford Life expects to pay rent of $3 in 1996, 1997, 1998, 1999, and 2000, respectively and $57 thereafter, over the contract life of the lease.

(J) DIVIDEND TO POLICYHOLDERS
Dividends to policyholders primarily represent those amounts paid to corporate owned life insurance ("COLI") policyholders. These dividend liabilities, which appear as other policyholder funds on the Consolidated Balance Sheets, are recorded when approved by the board of directors.

See Note (4) for the related party coinsurance agreements.

2. INVESTMENTS
(a) COMPONENTS OF NET INVESTMENT INCOME

                                                               YEAR ENDED DECEMBER 31,
                                                             --------------------------
                                                              1995      1994      1993
                                                             ------    ------    ------
Interest income                                              $1,338    $1,247    $1,007
Income from other investments                                     1        54        53
                                                             ------    ------    ------

                                    GROSS INVESTMENT INCOME   1,339     1,301     1,060

Less: Investment expenses                                        11         9         9
                                                             ------    ------    ------
                                      NET INVESTMENT INCOME  $1,328    $1,292    $1,051
                                                             ------    ------    ------
                                                             ------    ------    ------

(b) UNREALIZED GAINS/(LOSSES) ON EQUITY SECURITIES

                                                                 As of December 31,
                                                             --------------------------
                                                              1995      1994      1993
                                                             ------    ------    ------
Gross unrealized gains                                           $4        $2        $3
Gross unrealized losses                                          (2)      (11)      (11)
Deferred income tax expenses/(benefit)                            1        (3)       (3)
                                                             ------    ------    ------
                    NET UNREALIZED GAINS (LOSSES) AFTER TAX       1        (6)       (5)
Balance at the beginning of the year                             (6)       (5)       (0)
                                                             ------    ------    ------
CHANGE IN NET UNREALIZED GAINS (LOSSES) ON EQUITY SECURITIES     $7       ($1)      ($5)
                                                             ------    ------    ------
                                                             ------    ------    ------

(c) UNREALIZED GAINS/(LOSSES) IN FIXED SECURITIES
                                                                 As of December 31,
                                                             --------------------------
                                                              1995      1994      1993
                                                             ------    ------    ------
Gross unrealized gains                                         $529      $150      $538
Gross unrealized losses                                        (569)   (1,185)     (290)
Unrealized (losses)/gains credited to policyholder              (52)       37         0
Deferred income tax (benefit)/expense                           (34)     (350)       87
                                                             ------    ------    ------
                    NET UNREALIZED (LOSSES) GAINS AFTER TAX     (58)     (648)      161

Balance at the beginning of the year                           (648)      161       144
                                                             ------    ------    ------
                  CHANGE IN NET UNREALIZED GAINS(LOSES)
                   ON FIXED MATURITIES                         $590     ($809)      $17
                                                             ------    ------    ------
                                                             ------    ------    ------

(d) COMPONENTS OF NET REALIZED GAINS/(LOSSES)
                                                              Year ended December 31,
                                                             --------------------------
                                                              1995      1994      1993
                                                             ------    ------    ------
Fixed maturities                                                $23      ($34)     ($12)
Equity securities                                                (6)      (11)        0
Real estate and other                                           (25)       47        43
Less: (decrease)/increase in liability to policyholders
  for realized gains                                             (3)        5       (15)
                                                             ------    ------    ------
                                NET REALIZED (LOSSES) GAINS    ($11)       $7       $16
                                                             ------    ------    ------
                                                             ------    ------    ------

(e) DERIVATIVE INVESTMENTS
A summary of investments, segregated by major category along with the types of derivatives and their respective notional amounts, are as follows as of December 31, 1995 :

                                                           SUMMARY OF INVESTMENTS
                                                           AS OF DECEMBER 31, 1995
                                                              (CARRYING AMOUNT)


                                                         Caps, Floors & Options                         Foreign
                                  Carrying               -----------------------                        Currency
                                   Value   Non-Derivative Issued(b)  Purchased(c)  Futures(d)  Swaps(f)   Swaps
                                  --------  -----------  --------   -----------   ---------   --------   -------
Asset-backed securities             $5,764       $5,752       ($1)          $30          $0       ($17)       $0
Inverse floaters(a)                    711          794       (30)           16           0        (69)        0
Anticipatory(e)                          0            0         0             0           0          0         0
                                  --------  -----------  --------   -----------   ---------   --------   -------
  TOTAL ASSET-BACKED SECURITIES      6,475        6,546       (31)           46           0        (86)        0

Other bonds and notes                7,118        7,165        (1)            0           0        (22)      (24)
Short-term investments                 807          807         0             0           0          0         0
                                  --------  -----------  --------   -----------   ---------   --------   -------
           TOTAL FIXED MATURITIES   14,400       14,518       (32)           46           0       (108)      (24)
Other investments                    3,865        3,865         0             0           0          0         0
                                  --------  -----------  --------   -----------   ---------   --------   -------
             TOTAL INVESTMENTS     $18,265      $18,383      ($32)          $46          $0      ($108)     ($24)
                                  --------  -----------  --------   -----------   ---------   --------   -------
                                  --------  -----------  --------   -----------   ---------   --------   -------

                                                           SUMMARY OF INVESTMENTS
                                                           AS OF DECEMBER 31, 1995
                                                              (NOTIONAL AMOUNT)
                                                         (EXCLUDING LIABILITY HEDGES)


                                                  Caps, Floors & Options                   Foreign
                                   Notional       ----------------------                   Currency
                                    Amount  Issued(b) Purchased(c) Futures(d)   Swaps(f)    Swaps
                                  --------  ---------  ---------   ----------  ---------  ---------
Asset-backed securities             $3,863       $118     $3,133         $322       $290         $0
Inverse floaters(a)                  1,601        560        354            6        681          0
Anticipatory(e)                        238          0          0          213         25          0
                                  --------  ---------  ---------   ----------  ---------  ---------
 TOTAL ASSET-BACKED SECURITIES       5,702        678      3,487          541        996          0

   Other bonds and notes             1,365         33         66          322        757        187
   Short-term  investments               0          0          0            0          0          0
                                  --------  ---------  ---------   ----------  ---------  ---------
        TOTAL FIXED MATURITIES       7,067        711      3,553          863      1,753        187
   Other investments                    18          0          0            0         18          0
                                  --------  ---------  ---------   ----------  ---------  ---------
             TOTAL INVESTMENTS      $7,085       $711     $3,553         $863     $1,771       $187
                                  --------  ---------  ---------   ----------  ---------  ---------
                                  --------  ---------  ---------   ----------  ---------  ---------


(a) Inverse floaters are variations of CMO's for which the coupon rates move inversely with an index rate (e.g. LIBOR). The risk to principal is considered negligible as the underlying collateral for the securities is
guaranteed or sponsored by government agencies.   To address the volatility
risk created by the coupon variability, Hartford Life uses a variety of derivative instruments, primarily interest rate swaps and issued floors.

(b) Includes issued caps $475 with a weighted average strike rate of 8.5% (ranging from 7.0% to 10.4%) and over 85% mature in 2000 through 2004. Issued floors totaled $236, have a weighted average strike rate of 8.1% (ranging from 5.3% to 10.9%) and mature through 2007 with 76% maturing by 2004.

(c) Comprised of purchased floors of $1.8 billion and purchased caps of $1.7 billion. The floors have a weighted average strike price of 5.8% (ranging from 3.7% to 6.8%) and over 85% mature in 1997 through 1999. The caps have a weighted average strike price of 7.5% (ranging from 4.5% and 10.1%) and over 82% mature in 1997 through 1999.

(d) Over 95% of futures contracts expire before December 31, 1996.

(e) Deferred gains and losses on anticipatory transactions are included in the carrying value of bond investments in the consolidated balance sheets. At the time of the ultimate purchase, they are reflected as a basis adjustment to the purchased asset. At December 31, 1995, there were $5.3 in net deferred losses for futures, interest rate swaps and purchased options.

(f) The following table summarizes the maturities by notional value of interest rate swaps outstanding at December 31, 1995 and the related weighted average interest pay rate or receive rate assuming current market conditions:



                                                      MATURITY OF SWAPS ON INVESTMENTS
                                                           AS OF DECEMBER 31, 1995


                                                                                                                           LAST
                                                  1996      1997      1998      1999      2000     THEREAFTER     TOTAL  MATURITY
                                                  ----      ----      ----      ----      ----     ----------     -----  --------
INTEREST RATE SWAPS
 PAY FIXED/RECEIVE VARIABLE
   Notional Value                                  $15       $50        $0      $453       $31           $229      $778      2004
   Weighted Average Pay Rate                      5.0%      7.2%      0.0%      8.1%      7.1%           7.8%      7.8%
   Weighted Average Receive Rate                  5.8%      5.9%      0.0%      5.8%      5.7%           5.9%      5.9%

 PAY VARIABLE/RECEIVE FIXED
   Notional Value                                 $100       $68       $25       $25       $35           $190      $443      2007
   Weighted Average Pay Rate                      5.9%      8.6%      5.9%      0.0%      5.9%           5.4%      5.4%
   Weighted Average Receive Rate                  2.4%      7.9%      4.0%      0.0%      6.5%           6.9%      6.9%

 PAY VARIABLE/RECEIVE DIFFERENT VARIABLE
   Notional Value                                  $50       $18       $36       $12      $200           $234      $550      2004
   Weighted Average Pay Rate                      5.8%      0.0%      3.7%      3.5%      4.5%          16.3%      5.7%
   Weighted Average Receive Rate                  5.4%      0.0%      5.6%      5.2%      6.8%           5.9%      6.4%

TOTAL INTEREST RATE SWAPS                         $165      $136       $61      $490      $266           $653    $1,771      2007
 WEIGHTED AVERAGE PAY RATE                        5.8%      7.8%      4.6%      7.6%      5.0%           7.3%      6.9%
 WEIGHTED AVERAGE RECEIVE RATE                    3.6%      7.2%      4.9%      5.4%      6.6%           6.3%      5.8%


(g) The following table reconciles the derivative notional amounts by derivative type and by strategy:


                                                          BY DERIVATIVE TYPE
                                   ----------------------------------------------------------------------
                                       12/31/94                      MATURITIES/              12/31/95
                                  NOTIONAL AMOUNT     ADDITIONS      TERMINATIONS        NOTIONAL AMOUNT
                                  ---------------     ---------      ------------        ---------------
Caps                                       $1,861        $2,666            $2,343                 $2,184
Floors                                      2,131           237               188                  2,180
Swaps/Collars/Forwards/Options              4,374         1,355             2,163                  3,566
Futures                                       253         6,125             5,515                    863
                                  ---------------     ---------      ------------        ---------------
                           TOTAL           $8,619       $10,383           $10,209                 $8,793
                                  ---------------     ---------      ------------        ---------------
                                  ---------------     ---------      ------------        ---------------


                                                            BY STRATEGY
                                   ----------------------------------------------------------------------
                                         12/31/94                     MATURITIES/              12/31/95
                                  NOTIONAL AMOUNT     ADDITIONS      TERMINATIONS        NOTIONAL AMOUNT
                                  ---------------    ----------      ------------        ---------------
Liability                                  $1,725          $729              $746                 $1,708
Anticipatory                                  626         1,564             1,952                    238
Asset                                       3,048         3,153             3,217                  2,984
Portfolio                                   3,220         4,937             4,294                  3,863
                                  ---------------    ----------      ------------         --------------
                       TOTAL               $8,619       $10,383           $10,209                 $8,793
                                  ---------------    ----------      ------------         --------------
                                  ---------------    ----------      ------------         --------------

In addition to risk management through derivative financial instruments pertaining to the investment portfolio, interest rate sensitivity related to certain Company liabilities was altered primarily through interest rate swap agreements. The notional amount of the liability agreements in which Hartford Life generally pays one variable rate in exchange for another, was $1.7 billion at December 31, 1995 and 1994 respectively. The weighted average pay rate is 5.9%; the weighted average receive rate is 6.0% , and these agreements mature at various times through 2001.

(F)  CONCENTRATION OF CREDIT RISK
Hartford Life has a reinsurance recoverable of $5.6 billion from Mutual Benefit Life Assurance Corporation (Mutual Benefit). The risk of Mutual Benefit becoming insolvent is mitigated by the reinsurance agreement's requirement that the assets be kept in a security trust with Hartford Life as sole beneficiary. Excluding investments in U.S. government and agencies, Hartford Life has no other significant concentrations of credit risk.

Included in fixed maturity investments at December 31, 1995 were $39 of Orange County, California Pension Obligation Bonds, $17 of which were carried in the general account and $22 which were included in Hartford Life's guaranteed separate accounts. During 1995 all interest payments due were received. While Orange County is currently operating under Protection of Chapter 9 of the Federal Bankruptcy Laws, Hartford Life believes the bonds are not impaired other than on a temporary basis.

(G)  FIXED MATURITIES
The schedule below details the amortized cost and fair values of Hartford Life's fixed maturities by component, along with the gross unrealized gains and losses:


                                                                      AS OF DECEMBER 31,1995
                                                       --------------------------------------------------
                                                                          GROSS UNREALIZED
                                                       AMORTIZED       ---------------------      MARKET
                                                          COST          GAINS         LOSSES       VALUE
                                                       ----------      -------        ------       -----
U.S. Government and government agencies and
   authorities;
 Guaranteed and sponsored                                   $502           $4            ($9)        $497
 Guaranteed and sponsored-asset backed                     3,568          210           (387)       3,391

State, municipalities and political subdivisions             201            4             (3)         202
International governments                                    291           19             (4)         306
Public utilities                                             949           29             (2)         976
All other corporate-asset backed                           3,065           76            (55)       3,086
All other corporate                                        5,056          187           (109)       5,134
Short-term investments                                       808            0              0          808
                                                       ----------      -------          -----       -----
                                TOTAL INVESTMENTS        $14,440         $529          ($569)     $14,440
                                                       ----------      -------          -----       -----
                                                       ----------      -------          -----       -----


                                                                      AS OF DECEMBER 31,1994
                                                       --------------------------------------------------
                                                                          GROSS UNREALIZED
                                                       AMORTIZED       ---------------------      MARKET
                                                          COST          GAINS         LOSSES       VALUE
                                                       ----------      -------        ------       -----
U.S. Government and government agencies
   and authorities;
 Guaranteed and sponsored                                 $1,516           $1           ($87)      $1,430
 Guaranteed and sponsored-asset backed                     4,256           78           (571)       3,763

State, municipalities and political subdivisions             148            1            (12)         137
International governments                                    189            1            (14)         176
Public utilities                                             531            1            (32)         500
All other corporate-asset backed                           2,442           30           (121)       2,351
All other corporate                                        3,717           38           (297)       3,458
Short-term investments                                     1,665            0            (51)       1,614
                                                        ---------      -------       --------     -------
                                TOTAL INVESTMENTS        $14,464         $150        ($1,185)     $13,429
                                                        ---------      -------       --------     -------
                                                        ---------      -------       --------     -------

The amortized cost and estimated fair value of fixed maturities at December 31, 1995, by maturity, are shown below. Asset backed securities are distributed to maturity year based on estimates of the rate of future prepayments of principal over the remaining life of the securities. Expected maturities differ from contractual maturities reflecting the borrowers' rights to call or prepay their obligations.

                                                      AMORTIZED     MARKET
                                                         COST       VALUE
                                                     ----------   ---------
       Due in one year or less                          $3,146      $3,133
       Due after one year through five years             6,373       6,316
       Due after five years through ten years            3,609       3,644
       Due after ten years                               1,312       1,307
                                                     ----------   ---------
                                             TOTAL     $14,440     $14,400
                                                     ----------   ---------
                                                     ----------   ---------

Sales of fixed maturities excluding short-term fixed maturities for the years ended December 31, 1995, 1994, and 1993 resulted in proceeds of $4,848, $5,708, and $8,813, respectively, resulting in gross realized gains of $91, $71, and $192, respectively, and gross realized losses of $72, $100, and $219, respectively, not including policyholder gains and losses. Sales of equity securities and other investments for the years ended December 31, 1995, 1994, and 1993 resulted in proceeds of $64, $159, and $127, respectively, resulting in gross realized gains of $28, $3, and $0, respectively, and gross realized losses of $59, $14, $0, respectively, not including policyholder gains and losses.

(H)  FAIR VALUE OF FINANCIAL INSTRUMENTS

                               AS OF DECEMBER 31, 1995  AS OF DECEMBER 31, 1994
                               -----------------------  -----------------------
                                        CARRYING    FAIR    CARRYING    FAIR
                                         AMOUNT    VALUE     AMOUNT    VALUE
                                        --------  --------  --------  --------
ASSETS
 Fixed maturities                        $14,400   $14,400   $13,429   $13,429
 Equity securities                            63        63        68        68
 Policy loans                              3,381     3,381     2,614     2,614
 Mortgage loans                              265       265       316       316
 Investments in partnerships and trusts       94        97        36        42
 Miscellaneous                                62        62        67        67

LIABILITIES
 Other policy claims and benefits        $12,727   $12,767   $13,001   $12,374


The following methods and assumptions were used to estimate the fair value of each class of financial instrument: fair value for fixed maturities and equity securities approximate those quotations published by applicable stock exchanges or are received from other reliable sources; policy and mortgage loan carrying amounts approximate fair value; investments in partnerships and trusts are based on external market valuations from partnership and trust management; and other policy claims and benefits payable are determined by estimating future cash flows discounted at the current market rate.

3.  INCOME TAX
Hartford Life is included in ITT Hartford Group's consolidated U.S. Federal income tax return and remits to (receives from) ITT Hartford Group, Inc. a current income tax provision (benefit) computed in accordance with the tax sharing arrangements between its insurance subsidiaries. The effective tax rate was 32% in 1995 and 1994, and approximates the U.S. statutory tax rate of 35% in 1993.

The provision for income taxes was as follows:

                                          FOR THE YEARS ENDED DECEMBER 31,
                                         ---------------------------------
                                            1995      1994      1993
                                          -------   -------   -------
INCOME TAX EXPENSES
  Current                                    $211      $185      $190
  Deferred                                   (149)     (120)     (115)
                                          -------   -------   -------
                                   TOTAL      $62       $65       $75
                                          -------   -------   -------
                                          -------   -------   -------

INCOME TAX PROVISION
  Tax provision at U.S. statutory rate        $67       $71       $76
  Tax-exempt income                            (3)       (3)        0
  Foreign tax credit                           (4)       (1)        0
  Other                                         2        (2)       (1)
                                          -------   -------   -------
               PROVISION FOR INCOME TAX       $62       $65       $75
                                          -------   -------   -------
                                          -------   -------   -------

Income taxes paid  were $162, $244, and $301 in 1995, 1994, and 1993 respectively. The current taxes due from Hartford Fire were $8 and $46 in 1995 and 1994, respectively.

Deferred tax assets(liabilities) include the following:

                                                           DECEMBER 31,
                                                      --------------------
                                                        1995        1994
                                                      ---------   ---------
       Tax deferred acquisition costs                    $410        $284
       Book deferred acquisition costs and reserves       138        (134)
       Employee benefits                                    8           7
       Unrealized net loss on investments                  32         353
       Investments and other                             (168)         80
                                                      ---------   ---------
                            TOTAL DEFERRED TAX ASSET     $420        $590
                                                      ---------   ---------
                                                      ---------   ---------



Prior to the Tax Reform Act of 1984, the Life Insurance Company Income Tax Act of 1959 permitted the deferral from taxation of a portion of statutory income under certain circumstances. In these situations, the deferred income was accumulated in a "Policyholders' Surplus Account" and will be taxable in the future only under conditions which management considers to be remote; therefore, no Federal income taxes have been provided on this deferred income. The balance for tax return purposes of the Policyholders' Surplus Account as of December 31, 1995 was $37.

4.  REINSURANCE
Hartford Life cedes insurance to non-affiliated insurers in order to limit its maximum loss. Such transfer does not relieve Hartford Life of its primary liability. Hartford Life also assumes insurance from other insurers. Group life and accident and health insurance business is substantially reinsured to affiliated companies.

Life insurance net retained premiums were comprised of the following:

                                             YEAR ENDED DECEMBER 31,
                                          ---------------------------
                                            1995      1994      1993
                                          -------   -------   -------
  Gross premiums                           $1,545    $1,316    $1,135
  Insurance assumed                           591       299        93
  Insurance ceded                             649       515       481
                                          -------   -------   -------
                   NET RETAINED PREMIUMS   $1,487    $1,100      $747
                                          -------   -------   -------
                                          -------   -------   -------

Life reinsurance recoveries, which reduced death and other benefits, for the years ended December 31, 1995, 1994 and 1993 approximated $220, $164, and $149, respectively.

In December 1994, Hartford Life assumed from a third party approximately $500 of corporate owned life insurance reserves on a coinsurance basis. In December 1995, this block of business was reinsured to HLRe utilizing modified coinsurance, with the assets and policy liabilities placed in a separate account. In October 1994, HLRe recaptured approximately $500 of corporate owned life insurance from a third party reinsurer. Subsequent to this transaction, Hartford Life and HLRe restructured their coinsurance agreement from coinsurance to modified coinsurance, with the assets and policy liabilities placed in the separate account. These transactions did not have a material impact on consolidated net income.

Also in December 1994, ILA ceded to a third party $1.0 billion in individual fixed and variable annuities on a modified coinsurance basis. In December 1995, Hartford Life ceded approximately $1.2 billion in individual variable annuities on a modified coinsurance basis to a third party. These transactions did not have a material impact on consolidated net income.

In May 1994, Hartford Life assumed the life insurance policies and the individual annuities of Pacific Standard with reserves and account values of approximately $400. Hartford Life received cash and investment grade assets to support the life insurance and individual annuity contract obligations assumed.

In November 1993, ILA acquired, through an assumption reinsurance transaction, substantially all of the individual fixed and variable annuity business of HLA. As a result of this transaction, the assets and liabilities of Hartford Life increased approximately $1 billion. The excess of liabilities assumed over assets received, of $2, was recorded as a decrease to capital surplus. The remaining $41 in assets and liabilities were transferred in October 1995. The impact on consolidated net income was not significant.

In August 1993, Hartford Life received assets of $300 for assuming the group COLI contract obligations of Mutual Benefit Life Insurance Company, through an assumption reinsurance transaction. Under the terms of the agreement, Hartford Life coinsured back 75% of the liabilities to Mutual Benefit Life Insurance Company. All assets supporting Mutual Benefit's reinsurance liability to Hartford Life are placed in a "security trust", with Hartford Life as the sole beneficiary. The impact on 1993 consolidated net income was not significant.

5.  PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS
Hartford Life's employees are included in Hartford Fire's noncontributory defined benefit pension plans. These plans provide pension benefits that are based on years of service and the employee's compensation during the last ten years of employment. Hartford Life's funding policy is to contribute annually an amount between the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974 and the maximum amount that can be deducted for Federal income tax purposes. Generally, pension costs are funded through the purchase of Hartford Life's group pension contracts. The cost to Hartford Life was approximately $2, $2, and $3 in 1995, 1994 and 1993, respectively.

Hartford Life provides certain health care and life insurance benefits for eligible retired employees. A substantial portion of Hartford Life's employees may become eligible for these benefits upon retirement. Hartford Life's contribution for health care benefits will depend on the retiree's date of retirement and years of service. In addition, the plan has a defined dollar cap which limits average company contributions. Hartford Life has prefunded a portion of the health care and life insurance obligations through trust funds where such prefunding can be accomplished on a tax effective basis. Postretirement health care and life insurance benefits expense, allocated by Hartford Fire were immaterial for 1995, 1994, and 1993 respectively.

The assumed rate of future increases in the per capita cost of health care (the health care trend rate) was 10.1% for 1995, decreasing ratably to 6.0% in the year 2001. Increasing the health care trend rates by one percent per year would have an immaterial impact on the accumulated postretirement benefit obligation and the annual expense. To the extent that the actual experience differs from the inherent assumptions, the effect will be amortized over the average future service of the covered employees.

6.   BUSINESS SEGMENT INFORMATION

                                       YEAR ENDED DECEMBER 31
                                     --------------------------
                                      1995      1994      1993
                                     ------    ------    ------
REVENUES
    Individual Life and Annuity        $797      $691      $595
    Asset Management Services           734       789       794
    Specialty Insurance Operations    1,273       919       425
                                     ------    ------    ------
                   TOTAL REVENUES    $2,804    $2,399    $1,814
                                     ------    -------   ------
                                     ------    -------   ------

---------------------------------------------------------------
---------------------------------------------------------------

                                       YEAR ENDED DECEMBER 31
                                       ------------------------
                                       1995      1994      1993
                                     ------     -------   -----
INCOME BEFORE INCOME  TAX EXPENSE
    Individual Life and Annuity        $236      $139      $129
    Asset Management Services           (79)       38        71
    Specialty Insurance Operations       34        26        18
                                     ------    ------    ------
        TOTAL INCOME BEFORE INCOME
          TAX EXPENSE                  $191      $203      $218
                                     ------    ------    ------
                                     ------    ------    ------

---------------------------------------------------------------
---------------------------------------------------------------

                                      YEAR ENDED DECEMBER 31
                                    ---------------------------
                                     1995      1994      1993
                                    -------   -------   -------
IDENTIFIABLE ASSETS
    Individual Life and Annuity     $36,741   $26,668   $19,147
    Asset Management Services        13,962    13,334    12,416
    Specialty Insurance Operations   13,494     7,847     6,723
                                    -------   -------   -------
        TOTAL IDENTIFIABLE ASSETS   $64,197   $47,849   $38,286
                                    -------   -------   -------
                                    -------   -------   -------

7.  STATUTORY NET INCOME AND SURPLUS
  Substantially all of the statutory surplus is permanently reinvested or is subject to dividend restrictions relating to various state regulations which limit the payment of dividends without prior approval. Statutory net income and surplus as of December 31 were:

                                         1995      1994      1993
                                       --------- --------  --------
    Statutory net income                    $112      $58       $63
    Statutory surplus                     $1,125     $941      $812

8.  SEPARATE ACCOUNTS
  Hartford Life maintains separate account assets and liabilities totaling $36.3 billion and $22.8 billion at December 31, 1995 and 1994, respectively which are reported at fair value. Separate account assets are segregated from other investments and investment income and gains and losses accrue directly to the policyholder. Separate accounts reflect two categories of risk assumption: non-guaranteed separate accounts totaling $25.9 billion and $14.8 billion at December 31, 1995 and 1994, respectively, wherein the policyholder assumes the investment risk, and guaranteed separate account assets totaling $10.4 billion and $8.0 billion at December 31, 1995 and 1994, respectively, wherein Hartford Life contractually guarantees either a minimum return or account value to the policyholder. Included in the non-guaranteed category are policy loans totaling $1.7 billion and $0.5 billion at December 31, 1995 and 1994, respectively. Investment income (including investment gains and losses) and interest credited to policyholders on separate account assets are not reflected in the Consolidated Statements of Income. Separate account management fees, net of minimum guarantees, were $387, $256, and $189, in 1995, 1994, and 1993, respectively.

  The guaranteed separate accounts include modified guaranteed individual annuity, and modified guaranteed life insurance. The average credit interest rate on these contracts is 6.62%. The assets that support these liabilities were comprised of $10.4 billion in bonds at December 31, 1995. The portfolios are segregated from other investments and are managed so as to minimize liquidity and interest rate risk. In order to minimize the risk of disintermediation associated with early withdrawals, individual annuity and modified guaranteed life insurance contracts carry a graded surrender charge as well as a market value adjustment. Additional investment risk is hedged using a variety of derivatives which totaled $133 million in carrying value and $2.7 billion in notional amounts at December 31, 1995.

9.  COMMITMENTS AND CONTINGENCIES
  In August 1994, Hartford Life renewed a two year note purchase facility agreement which in certain instances obligates Hartford Life to purchase up to $100 million in collateralized notes from a third party. Hartford Life is receiving fees for this commitment. At December 31, 1995, Hartford Life had not purchased any notes under this agreement.

  Under insurance guaranty fund laws in most states, insurers doing business therein can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. The amount of any future assessments on Hartford Life under these laws cannot be reasonably estimated. Most of these laws do provide, however, that an assessment may be excused or deferred if it would threaten an insurer's own financial strength. Additionally, guaranty fund assessments are used to reduce state premium taxes paid by the Company in certain states. Hartford Life paid guaranty fund assessments of approximately $10, $8 and $6 in 1995, 1994, and 1993, respectively.

  Hartford Life is involved in various legal actions, some of which involve claims for substantial amounts. In the opinion of management the ultimate liability with respect to such lawsuits, as well as other contingencies, is not considered material in relation to the consolidated financial position of Hartford Life.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
   SCHEDULE I - SUMMARY OF INVESTMENTS (OTHER THAN INVESTMENTS IN AFFILIATES)
                             AS OF DECEMBER 31, 1995
                                  (IN MILLIONS)

----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------

                                                                                   FAIR          REPORTED ON
                                                                 COST              VALUE         BALANCE SHEET
                                                              --------------    -------------  -----------------
FIXED MATURITIES
  Bonds
   U.S. Government and government agencies and authorities
    Guaranteed and sponsored                                           $502           $497           $497
    Guaranteed and sponsored - asset backed                           3,568          3,391         $3,391

   States, municipalities and political subdivisions                    201            202           $202
   International governments                                            291            306           $306
   Public utilities                                                     949            976           $976
   All other corporate                                                5,056          5,134         $5,134
   All other corporate - asset backed                                 3,065          3,086         $3,086
   Short-term investments                                               808            808           $808
                                                                 ----------      ---------      ---------
                                   TOTAL FIXED MATURITIES           $14,440        $14,400        $14,400


EQUITY SECURITIES
  Common stocks - industrial, miscellaneous and all other                61             63             63

                    TOTAL FIXED MATURITIES AND EQUITY SECURITIES    $14,501        $14,463        $14,463

POLICY LOANS                                                          3,381          3,381          3,381
MORTGAGE LOANS                                                          265            265            265
OTHER INVESTMENTS                                                       156            159            156
                                                                  ---------       --------        -------
                                   TOTAL INVESTMENTS                $18,303        $18,268        $18,265
                                                                  ---------       --------        -------
                                                                  ---------       --------        -------
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------

Fair value for stocks and bonds approximate those quotations published by applicable stock exchanges or are received from other reliable sources. The fair value for short-term investments approximates cost.

Policy and mortgage loans carrying amounts approximate fair value.

                   HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   SCHEDULE III - SUPPLEMENTAL INSURANCE INFORMATION
                                    (in millions)

-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                              Amort. of
                             Deferred    Future      Other      Premiums and       Net      Benefits, Claims   Deferred     Other
                              Policy     Policy   Policyholder      Other       Investment    and Claim Adj.    Policy    Insurance
                            Acq. Costs  Benefits     Funds      Considerations    Income         Expenses     Acq. Costs   Expenses
                            ----------  --------  ------------  --------------  ----------  ----------------  ----------  ---------
                                   As of December 31, 1995                          Year ended December 31, 1995

Individual Life and Annuity     $2,088      $706        $4,371            $514        $283              $277        $176       $108
Asset Management Services           87     1,169         8,942              51         683               722          23         68
Specialty Insurance
 Operations                         13       498         9,285             922         351               423           0        816
                            ----------  --------  ------------  --------------  ----------  ----------------  ----------  ---------
                     TOTAL      $2,188    $2,373       $22,598          $1,487      $1,317            $1,422        $199       $992
                            ----------  --------  ------------  --------------  ----------  ----------------  ----------  ---------
                            ----------  --------  ------------  --------------  ----------  ----------------  ----------  ---------

                                   As of December 31, 1994                          Year ended December 31, 1994

Individual Life and
 Annuity                        $1,708      $582        $4,257            $492        $199              $334        $137        $80
Asset Management Services          101       845        10,160              39         750               695           8         48
Specialty Insurance
 Operations                          0       463         6,911             569         350               376           0        518
                            ----------  --------  ------------  --------------  ----------  ----------------  ----------  ---------
                     TOTAL      $1,809    $1,890       $21,328          $1,100      $1,299            $1,405        $145       $646
                            ----------  --------  ------------  --------------  ----------  ----------------  ----------  ---------
                            ----------  --------  ------------  --------------  ----------  ----------------  ----------  ---------

                                   As of December 31, 1993                          Year ended December 31, 1993

Individual life and Annuity     $1,237      $428        $3,535            $423        $172              $249         $97       $120
Asset Management Services           97       703         9,026              35         759               662          16         45
Specialty Insurance
 Operations                          0       528         5,673             289         136               135           0        272
                            ----------  --------  ------------  --------------  ----------  ----------------  ----------  ---------
                     TOTAL      $1,334    $1,659       $18,234            $747      $1,067            $1,046        $113       $437
                            ----------  --------  ------------  --------------  ----------  ----------------  ----------  ---------
                            ----------  --------  ------------  --------------  ----------  ----------------  ----------  ---------

-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

Investment income is allocated to the reportable division based on each division's share of investable funds or on a direct basis, where applicable, including realized capital gains and losses.

Benefits, claims and claims adjustment expenses include the increase in liability for future policy benefits and death, disability and other contract benefits payments.

Other insurance expenses are allocated to the division based upon specific identification, where possible.

                   HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                              SCHEDULE IV - REINSURANCE
                                    (in millions)

------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
                                                                                                   Percentage of
                                        Gross       Ceded to          Assumed from        Net      Amount Assumed
                                       Amount    Other Companies     Other Companies     Amount     to Net Amount
                                      --------  -----------------   -----------------   --------  ----------------
YEAR ENDED DECEMBER 31, 1995

LIFE INSURANCE IN FORCE               $182,716           $112,774             $26,996    $96,938             27.8%

PREMIUMS AND OTHER CONSIDERATIONS
 Individual Life and Annuity              $549               $163                $122       $508             24.0%
 Asset Management Services                  51                  0                   0         51              0.0%
 Specialty Insurance Operations            632                162                 452        922             49.0%
                                           313                324                  17          6            283.3%
                                      --------  -----------------   -----------------   --------
                               TOTAL    $1,545               $649                $591     $1,487             39.7%
                                      --------  -----------------   -----------------   --------
                                      --------  -----------------   -----------------   --------

YEAR ENDED DECEMBER 31, 1994

LIFE INSURANCE IN FORCE               $136,929            $87,553             $35,016    $84,392             41.5%

PREMIUMS AND OTHER CONSIDERATIONS
 Individual Life and Annuity              $448                $71                $106       $483             21.9%
 Asset Management Services                  39                  0                   0         39              0.0%
 Specialty Insurance Operations            521                140                 188        569             33.0%
 Accident and Health                       308                304                   5          9             55.6%
                                      --------  -----------------   -----------------   --------
                               TOTAL    $1,316               $515                $299     $1,100             27.2%
                                      --------  -----------------   -----------------   --------
                                      --------  -----------------   -----------------   --------

YEAR ENDED DECEMBER 31, 1993

LIFE INSURANCE IN FORCE                $93,099            $71,415             $27,067    $48,751             55.5%

PREMIUMS AND OTHER CONSIDERATIONS
 Individual Life and Annuity              $417                $85                 $91       $423             21.5%
 Asset Management Services                  25                  0                   0         25              0.0%
 Specialty Insurance Operations            386                 97                   0        289              0.0%
 Accident and Health                       307                299                   2         10             20.0%
                                      --------  -----------------   -----------------   --------
                               TOTAL    $1,135               $481                 $93       $747             12.4%
                                      --------  -----------------   -----------------   --------
                                      --------  -----------------   -----------------   --------



                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARTFORD LIFE INSURANCE COMPANY

/s/ Gregory A. Boyko                                        March 15, 1996
-----------------------------------------------      ---------------------------
               Gregory A. Boyko                                   Date
          Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and on the date identified.

               SIGNATURE                                          DATE
------------------------------------------------     ---------------------------

PRINCIPAL EXECUTIVE OFFICER

/s/ Lowndes A. Smith                                        March 15, 1996
-------------------------------------------------    ---------------------------
               Lowndes A. Smith                                   Date
          President, Chief Operating Officer,
               and Director

PRINCIPAL INVESTMENT OFFICER

/s/ David A. Hall                                           March 15, 1996
--------------------------------------------------   ---------------------------
               David A. Hall                                      Date
          Senior Vice President, Chief
          Investment Officer and Director

PRINCIPAL ACCOUNTING OFFICER

/s/ Gregory A. Boyko                                        March 15, 1996
--------------------------------------------------   ---------------------------
               Gregory A. Boyko                                   Date
          Vice President and Controller

/s/ Donald R. Frahm                                         March 15, 1996
--------------------------------------------------   ---------------------------
               Donald R. Frahm                                    Date
          Chairman, Chief Executive Officer
               and Director

/s/ Thomas M. Marra                                         March 15, 1996
-------------------------------------------------    ---------------------------
               Thomas M. Marra                                    Date
          Senior Vice President
               and Director

/s/ John P. Ginnetti                                        March 15, 1996
-------------------------------------------------    ---------------------------
               John P. Ginnetti                                   Date
          Executive Vice President
                and Director

NO ANNUAL REPORT OR PROXY MATERIAL HAS BEEN SENT TO THE STOCKHOLDER.

                                  EXHIBIT INDEX

 EXHIBIT
 NUMBER                        DESCRIPTION                                 LOCATION
 -------  ----------------------------------------------------      ----------------------------------------
   2      Plan of acquisition, reorganization, arrangement          None
          liquidation or succession

 3(a)     Restated Certificate of Incorporation                     Incorporated by reference to Hartford
                                                                    Life 10-K Registration Statement filed
                                                                    March 1985 (File No. 2-89516)

 3(b)     By-laws                                                   Incorporated by reference to Hartford
                                                                    Life 10-K Registration Statement filed
                                                                    March 1985 (File No. 2-89516)

   4      Instruments defining the rights of security               None
          holders, including indentures

   9      Voting trust agreement                                    None

  10      Material contracts                                        None

  11      Statement of computation of per share earnings            Not required to be filed

  12      Statements of computation of ratios                       Not required to be filed

  13      Annual report to security holder, Form 10-K,              None
          or quarterly report to security holder

  18      Letter regarding change in accounting principles          None

  19      Previously unfiled documents                              None

  22      Subsidiaries of the Registrant                            Not required to be filed

  23      Published report regarding matters submitted              None
          to vote of security holder

  24      Consents of experts and counsel                           None

  25      Power of attorney                                         Incorporated by reference to Hartford
                                                                    Life S-1 Registration Statement filed
                                                                    February 1984 (File No. 2-89516)

  28      Additional Exhibits                                       None

  29      Information from reports furnished to
          state insurance regulatory authorities                    Not required to be filed