Form 10-Q
period 1996-03-31
HARTFORD LIFE INSURANCE CO
filed 1996-05-14
CIK 45947

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q

(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1996

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from------------ to----------------.




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
                  ---   ---

As of May 10, 1996 there were outstanding 1,000 shares of common stock, $5,690 par value share, of the registrant, all of which were directly owned by Hartford Life and Accident Insurance Company.

The registrant meets the conditions set forth in General Instruction H (1)
(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.






                                      (1)

               HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

                               TABLE OF CONTENTS





PART I. FINANCIAL INFORMATION:                                           Page
                                                                         ----

Item 1. Financial Statements:

Consolidated Statements of Income -
First Quarter Ended March 31, 1996 and 1995. . . . . . . . . . . . . .      3

Consolidated Balance Sheets -
March 31, 1996 and December 31, 1995 . . . . . . . . . . . . . . . . .      4

Consolidated Statements of Cash Flows -
First Quarter Ended March 31, 1996 and 1995. . . . . . . . . . . . . .      5


Item 2. Management's Narrative Analysis of Results of Operations*
First Quarter Ended March 31, 1996 and 1995. . . . . . . . . . . . . .      6


Part II. OTHER INFORMATION:*


Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . .  . . . .      7

Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      8

Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      8









(*) Item prepared in accordance with General Instruction H (2) of Form 10-Q.


                                      (2)

                         PART I. FINANCIAL INFORMATION

Item 1.


                             FINANCIAL STATEMENTS

The following unaudited financial statements, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, the results of operations and the cash flows for the periods presented. Interim results are not indicative of the results which may be expected for any other interim period or the full year. Certain reclassifications of prior year results were made to conform to current presentation. For a description of accounting policies, see Notes to Consolidated Financial Statements in the 1995 Form 10-K.

               HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (in Millions)


                                                           Three Months Ended
                                                                March 31,
                                                                ---------
                                                             1996       1995
                                                           --------   --------
                                                               (unaudited)


         REVENUES:


         Premiums and other considerations               $    644    $    450

         Net investment income                                333         339

         Net realized gains on investments                     -            1
                                                           ------      ------
                                                              977         790
                                                           ------      ------


         BENEFITS, CLAIMS AND EXPENSES:


         Benefits, claims and claim adjustment expenses       396         366

         Amortization of deferred policy acquisition costs     66          42

         Dividends to policyholders                           286         228

         Other insurance expenses                             164         108
                                                           ------      ------
                                                              912         744
                                                           ------      ------


         INCOME BEFORE INCOME TAX                              65          46

         Income tax expense                                    22          15
                                                           ------      ------


         NET INCOME                                      $     43    $     31
                                                           ------      ------
                                                           ------      ------


                                      (3)

                 HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                (In Millions)

                                                 March 31,      December 31,
                                                   1996             1995
                                                 ---------     -------------
                                                       (unaudited)



                 ASSETS

Investments:
Fixed maturities, available for sale, at fair
 value                                         $     14,279    $      14,400
Equity securities, at fair value                         64               63
Mortgage loans, at outstanding principal balance         82              265
Policy loans, at outstanding balance                  3,868            3,381
Other investments                                       104              156
                                                    -------          -------
                                                     18,397           18,265

Cash                                                     52               46
Premiums and amounts receivable                         104              165
Reinsurance recoverable                               6,219            6,221
Accrued investment income                               334              394
Deferred policy acquisition costs                     2,283            2,188
Deferred income tax                                     531              420
Other assets                                            246              234
Separate account assets                              38,951           36,264
                                                    -------          -------
                                               $     67,117    $      64,197
                                                    -------          -------
                                                    -------          -------

        LIABILITIES AND STOCKHOLDER'S EQUITY

Future policy benefits                         $      2,284    $       2,373
Other policyholder funds                             22,637           22,598
Other liabilities                                     1,603            1,233
Separate account liabilities                         38,951           36,264
                                                    -------          -------
                                                     65,475           62,468

Common stock -- authorized 1,000 shares, $5,690 par value,
 issued and outstanding 1,000 shares                      6                6
Capital surplus                                       1,007            1,007
Unrealized loss on investments, net of tax             (187)             (57)
Retained earnings                                       816              773
                                                    -------          -------
                                                      1,642            1,729
                                                    -------          -------
                                               $     67,117    $      64,197
                                                    -------          -------
                                                    -------          -------




                                     (4)

                      HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (In Millions)




                                                                  Three Months
                                                                 Ended March 31,
                                                                 ---------------
                                                               1996           1995
                                                               ----           ----
                                                                   (Unaudited)
OPERATING ACTIVITIES:
NET INCOME                                                  $       43    $        31
Adjustments to net income:
Net realized investment gains before tax                            --             (1)
Net policyholder investment gains before tax                        (3)            --
Net deferred policy acquisition costs                              (95)          (108)
Net amortization of premium on fixed maturities                      7              1
Deferred income tax expense                                        (40)           (75)
Decrease in premiums and amounts receivable                         43             14
Increase in other assets                                           (12)          (131)
Increase in reinsurance recoverable                                (12)           (36)
(Decrease) increase in liability for future policy benefits        (89)            99
Increase in other liabilities                                      262            141
Decrease in accrued investment income                               60             26
                                                                ------         ------
CASH PROVIDED (USED FOR) BY OPERATING ACTIVITIES                   164            (39)
                                                                ------         ------

INVESTING ACTIVITIES:
Purchases of fixed maturity investments                         (1,382)        (1,080)
Proceeds from sales of fixed maturity investments                  701            751
Maturities and principal paydowns of long-term investments         640            290
Net purchases of other investments                                (235)          (927)
Net (purchases) sales of short-term investments                    (70)            98
                                                                ------         ------
CASH USED FOR INVESTING ACTIVITIES                                (346)          (868)
                                                                ------         ------

FINANCING ACTIVITIES:
Net receipts from investment and UL-type contracts credited to
 policyholder account balances                                     188            932
                                                                ------         ------

CASH PROVIDED BY FINANCING ACTIVITIES                              188            932
                                                                ------         ------

NET INCREASE IN CASH                                                 6             25
Cash at beginning of period                                         46             20
                                                                ------         ------
CASH AT END OF PERIOD                                       $       52    $        45
                                                                ------         ------
                                                                ------         ------




                                            (5)

                               ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF
                                         RESULTS OF OPERATIONS
                                             (In Millions)



                                            ILAD          AMS          SPECIALTY         RUNOFF         TOTAL
                                            ----          ---          ---------         ------         -----
                                        1996   1995   1996   1995     1996   1995      1996   1995   1996   1995
                                        ----   ----   ----   ----     ----   ----      ----   ----   ----   ----
REVENUES                                 $273  $190    $99    $105     $543   $394       $62   $101   $977   $790
BENEFITS, CLAIMS, EXPENSES AND TAXES      226   155     96     101      535    389        77    114    934    759
                                      ------- -----  -----   -----    -----  -----    ------  -----  -----  -----
                                          $47   $35     $3      $4       $8     $5      ($15)  ($13)   $43    $31
                                      ------- -----  -----   -----    -----  -----    ------  -----  -----  -----
                                      ------- -----  -----   -----    -----  -----    ------  -----  -----  -----

INDIVIDUAL LIFE AND ANNUITY DIVISION (ILAD)



Net income, up 35% from the same period last year, continues to grow as earnings are generated from an increasing asset base. The premiums, investment income, management and maintenance fees and cost of insurance associated with this growing asset base continue to be the source of ILAD's increased revenues. New deposits of fixed and variable annuities in the first quarter of 1996 were approximately $2.3 billion, a slight increase over the same period last year, indicative of strong, stable growth in assets.



ASSET MANAGEMENT SERVICES (AMS)



This segment continues to be an industry leader in deferred compensation products where it is among the top providers in the country. Revenues and expenses decreased as a result of lower investment and lower credited rates. Asset Management Services is currently engaged in a restructuring process that is anticipated to result in new product development as well as expense reductions.



SPECIALTY



Increased net income in the Specialty segment is attributable to net investment income and other revenues on the existing block of corporate owned life insurance (COLI) business. There were no new deposits of leveraged COLI in the first quarter of 1996 in anticipation of unfavorable tax legislation. New products, including variable COLI and other non-qualified deferred compensation vehicles, as well as new international ventures are being developed. These should mitigate the earnings lost due to leveraged COLI.



RUNOFF



The Runoff segment consists of a closed block of guaranteed rate contracts
(GRC) formerly part of the AMS segment of business. GRC results have been negatively affected by lower investment earnings on mortgaged-backed securities due to prepayments experienced in excess of assumed levels.



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





                                          Hartford Life insurance Company
                                                    (Registrant)

May 10, 1996                                by /s/ Gregory A. Boyko
                                              --------------------------------
                                                   Gregory A. Boyko

                                                      Controller
                                                (Chief Accounting Officer)


                                       (8)

                                   EXHIBIT INDEX
                                   -------------



EXHIBIT
NUMBER                   DESCRIPTION                                  LOCATION
- -------                  -----------                                  --------

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