Form 10-Q
period 1996-06-30
HARTFORD LIFE INSURANCE CO
filed 1996-08-14
CIK 45947

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-Q

(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1996

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


As of August 12, 1996 there were outstanding 1,000 shares of common stock, $5,690 par value per share, of the registrant, all of which were directly owned by Hartford Life and Accident Insurance Company.

The registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                                         (1)

                   HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

                                  TABLE OF CONTENTS





PART I.  FINANCIAL INFORMATION:                                           Page
                                                                          ----

Item 1.  Financial Statements:

Consolidated Statements of Income -
Quarter and Six Months Ended June 30, 1996 and 1995 ...................     3
Consolidated Balance Sheets -
June 30, 1996 and  December 31,
1995...................................................................     4
Consolidated Statements of Cash Flows -
Six Months Ended June 30, 1996 and 1995................................     5

Item 2.  Management's Narrative Analysis of Results of Operations*
Quarter and Six Months Ended June 30, 1996 and 1995....................     6

PART II.  OTHER INFORMATION:*

Item 6.  Exhibits and Reports on Form
8-K....................................................................     8
Signature..............................................................     9


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


                   HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                                    (In Millions)


                                                                      Quarter Ended              Six Months Ended
                                                                         June 30,                     June 30,
                                                                         --------                     --------
                                                                 1996           1995           1996           1995
                                                                 ----           ----           ----           ----
                                                                      (unaudited)                   (unaudited)
Revenues:

Premiums and other considerations                              $  299         $  270         $  943        $   720
Net investment income                                             318            336            651            675
Net realized losses on investments                                (1)            (7)            (1)            (6)
                                                                -----          -----          -----          -----
                                                                  616            599          1,593          1,389
                                                                -----          -----          -----          -----

Benefits, Claims and Expenses:

Benefits, claims and claim adjustment expenses                    392            350            788            716
Amortization of deferred policy acquisition costs                  63             50            129             92
Dividends to policyholders                                         61             69            347            297
Other insurance expenses                                           34             85            198            193
                                                                -----          -----          -----          -----
                                                                  550            554          1,462          1,298
                                                                -----          -----          -----          -----

Income Before Income Tax                                           66             45            131             91
Income tax expense                                                 23             15             45             30
                                                                -----          -----          -----          -----

Net Income                                                     $   43         $   30         $   86         $   61
                                                                -----          -----          -----          -----
                                                                -----          -----          -----          -----


                                         (3)

                   HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                    (In Millions)


                                                        June 30, December 31,
                                                          1996        1995
                                                        --------   -----------
                                                      (unaudited)

                      Assets:


Investments:
Fixed maturities, available for sale, at fair value   $   13,683    $   14,400
Equity securities, at fair value                              65            63
Mortgage loans, at outstanding principal balance              57           265
Policy loans, at outstanding balance                       3,756         3,381
Other investments                                             99           156
                                                          ------        ------
                                                           17660        18,265

Cash                                                          46            46
Premiums and amounts receivable                              121           165
Reinsurance recoverable                                    6,696         6,221
Accrued investment income                                    399           394
Deferred policy acquisition costs                          2,488         2,188
Deferred income tax                                          601           420
Other assets                                                 205           234
Separate account assets                                   42,569        36,264
                                                          ------        ------
                                                      $   70,785    $   64,197
                                                          ------        ------
                                                          ------        ------

          Liabilities and Stockholder's Equity


Future policy benefits                                 $   2,677     $   2,373
Other policyholder funds                                  22,570        22,598
Other liabilities                                          1,294         1,233
Separate account liabilities                              42,569        36,264
                                                          ------        ------
                                                          69,110        62,468
                                                          ------        ------

Common stock - authorized 1,000 shares, $5,690 par value,
Issued and outstanding 1,000 shares                            6             6
Capital surplus                                            1,045         1,007
Unrealized loss on investments, net of tax                  (235)          (57)
Retained earnings                                            859           773
                                                          ------        ------
                                                           1,675         1,729
                                                          ------        ------
                                                      $   70,785    $   64,197
                                                          ------        ------
                                                          ------        ------


                                         (4)

                   HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In Millions)

                                                                 Six Months
                                                                Ended June 30,
                                                                --------------
                                                            1996          1995
                                                            ----          ----
                                                                 (unaudited)

Operating Activities:
Net Income                                                $   86        $   61
Adjustments to net income:
Net realized investment losses before tax                      1             4
Net policyholder investment (gains) losses before tax         (4)            2
Net deferred policy acquisition costs                       (300)         (181)
Net amortization of premium on fixed maturities                7             7
Deferred income tax benefits                                 (88)         (120)
Decrease in premiums and amounts receivable                   20             3
Decrease (increase) in other assets                           26           (33)
Increase in reinsurance recoverable                         (264)          (60)
Increase in liability for future policy benefits             304           354
Increase in other liabilities                                150            57
(Increase) decrease in accrued investment income              (5)            7
                                                            ----          ----
Cash (Used For) Provided By Operating Activities             (67)          101
                                                            ----          ----

Investing Activities:
Purchases of fixed maturity investments                   (2,717)       (2,150)
Proceeds from sales of fixed maturity investments          1,348         2,835
Maturities and principal paydowns of long-term investments 1,469           574
Net purchases of other investments                          (116)       (1,240)
Net sales (purchases) of short-term investments              232          (894)
                                                            ----          ----
Cash Provided By (Used For) Investing Activities             216          (875)
                                                            ----          ----

Financing Activities:
Net (disbursements) receipts for investment and
  UL-type contracts (debited)
  credited to policyholder account balances                 (187)          837
Capital contributions                                         38            --
                                                            ----          ----
Cash (Used For) Provided By Financing Activities            (149)          837
                                                            ----          ----


Net Increase In Cash                                          --            63
Cash at beginning of period                                   46            20
                                                            ----          ----
Cash At End Of Period                                     $   46        $   83
                                                            ----          ----
                                                            ----          ----

                                         (5)

                     Item  2. MANAGEMENT'S  NARRATIVE ANALYSIS OF
                                RESULTS OF OPERATIONS
                                    (In Millions)

                         Quarter Ended June 30, 1996 and 1995



                                              ILAD               AMS            SPECIALTY          RUNOFF           TOTAL
                                              ----               ---            ---------          ------           -----
                                        1996     1995     1996     1995     1996     1995     1996     1995     1996     1995
                                        ----     ----     ----     ----     ----     ----     ----     ----     ----     ----

Revenues                                $252     $218     $100      $90     $210     $199      $54      $92     $616     $599
Benefits, Claims, Expenses and Taxes     204      186       96       85      204      193       69      105      573      569
                                        ----     ----     ----     ----     ----     ----     ----     ----     ----     ----
Net Income  (Loss)                       $48      $32       $4       $5       $6       $6    $(15)    $(13)      $43      $30
                                        ----     ----     ----     ----     ----     ----     ----     ----     ----     ----
                                        ----     ----     ----     ----     ----     ----     ----     ----     ----     ----



    Individual Life and Annuity Division (ILAD)

    The premiums, investment income, management and maintenance fees and cost of insurance associated with this growing asset base continue to be the source of ILAD's increased revenues, up 16% from prior year. New deposits of fixed and variable annuities in the three months ended June 30, 1996 were approximately $2.7 billion, an increase of over 90% from prior year sales or $1.4 billion, but are not reported as
    revenues.   Net income, up 50% from the same period last year,
    continues to grow as earnings are generated from an existing asset base. Revenue, new deposit, and net income increases are all indicative of exceptionally strong, stable growth.

    Asset Management Services  (AMS)

    Continuing to be an industry leader in deferred compensation products, revenues in this segment grew by approximately 14% over the same period last year. Included in 1995 results is a one time benefit of approximately $2 million. Excluding this benefit, net income rose 33% over prior year. Asset Management Services is currently engaged in a restructuring process that is anticipated to result in new product development as well as expense reductions.

    Specialty

    Net Income in the Specialty segment held steady in the second quarter as compared to the same period last year. In August of 1996, Congress passed COLI legislation which provides for a three year phase-out of the interest deduction on loans. It is expected that the President will sign this bill. In anticipation of unfavorable tax legislation there were no new deposits of leveraged COLI, but new products, such as variable COLI and other non-qualified deferred compensation vehicles, and new international ventures are being developed to mitigate lost earnings due to leveraged COLI.

    Runoff

    The Runoff segment consists of a closed block of guaranteed rate contracts (GRC) formerly part of the AMS segment of business. GRC results have been negatively affected by lower investment earnings on mortgaged-backed securities due to prepayments experienced in excess of assumed levels. Hartford Life Insurance Company (HLIC) is considering portfolio management strategies which may accelerate the recognition of the closed book GRC loss as disclosed in HLIC's 1995 Form 10K Annual Report.

                                         (6)

                     Item  2. MANAGEMENT'S  NARRATIVE ANALYSIS OF
                                RESULTS OF OPERATIONS
                                    (In Millions)


                       Six Months Ended June 30, 1996 and 1995


                                              ILAD               AMS            SPECIALTY          RUNOFF           TOTAL
                                              ----               ---            ---------          ------           -----
                                        1996     1995     1996     1995     1996     1995     1996     1995     1996     1995
                                        ----     ----     ----     ----     ----     ----     ----     ----     ----     ----

Revenues                                $524     $407     $200     $196     $753     $593     $116     $193   $1,593   $1,389
Benefits, claims, expenses and taxes     430      340      192      187      739      582      146      219    1,507    1,328
                                        ----     ----     ----     ----     ----     ----     ----     ----     ----     ----
Net income  (loss)                      $ 94      $67       $8       $9      $14      $11    $(30)    $(26)      $86      $61
                                        ----     ----     ----     ----     ----     ----     ----     ----     ----     ----
                                        ----     ----     ----     ----     ----     ----     ----     ----     ----     ----


    Individual Life and Annuity Division (ILAD)

    Growth in fixed and variable annuity sales, as well as several assumption reinsurance transactions in the last several years have increased the assets under management in this segment to approximately $39 billion through June 1996. The premiums, investment income, management and maintenance fees and cost of insurance associated with this growing asset base continue to be the source of ILAD's increased revenues. New deposits of fixed and variable annuities in the first six months of 1996 were approximately $5 billion, but are not reported as revenues, an increase over prior year sales of $1.5 billion or 42%.

    Asset Management Services (AMS)

    This segment is one of the top providers of deferred compensation products in the country. Net income increased by 14% over prior year, excluding a one time benefit of approximately $2 million in 1995. Asset Management services is currently engaged in a restructuring process that is anticipated to result in new product development as well as expense reductions.

    Specialty

    Increased net income in the Specialty segment is attributable to net investment income and other revenues on the existing block of corporate owned life insurance (COLI) business. In August of 1996 Congress passed COLI legislation which provides for a three year phase-out of the interest deduction on loans. It is anticipated that the President will sign this bill. Although there were no new deposits of leveraged COLI in the first half of 1996, new products, including variable COLI and other non-qualified deferred compensation vehicles, are being developed. Also, expansion into new international ventures should further mitigate the earnings lost due to leveraged COLI.

    Runoff

    The Runoff segment consists of a closed block of guaranteed rate contracts (GRC) formerly part of the AMS segment of business. GRC results have been negatively affected by lower investment earnings on mortgaged-backed securities due to prepayments experienced in excess of assumed levels. Hartford Life Insurance Company (HLIC) is considering portfolio management strategies which may accelerate the recognition of the closed book GRC loss as disclosed in HLIC's 1995 Form 10K Annual Report.

                                         (7)

                             PART II.  OTHER INFORMATION

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K



    (a)  None.

    (b)  None.

                                         (8)

                                      SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  Hartford Life Insurance Company
                                            (Registrant)

                                  by  /s/  Gregory A. Boyko
                                     ----------------------------------
August 12, 1996                             Gregory A. Boyko

                                       Vice-President and Controller

                                         (9)