Form 10-K/A
period 1995-12-31
HARTFORD LIFE INSURANCE CO
filed 1996-10-28
CIK 45947

                                                                          Page 1
--------------------------------------------------------------------------------



                                 FORM 10-K/A
                               AMENDMENT NO. 1
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark one)
    [X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee Required)
         For the fiscal year ended DECEMBER 31, 1995


         OR


    [ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (No Fee Required)
         For the transition period from   ________ to ________.



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


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the
past 90 days.  Yes X    No ___.


As of March 1, 1996 there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant, all of which were directly owned by Hartford Life and Accident Insurance Company.

The registrant meets the conditions set forth in General Instruction J (1) (a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

                                                                          Page 2
--------------------------------------------------------------------------------


The purpose of this amendment is to add a Subsequent Event Note 10 (Page F-18-
19) to the financial statements. Item 8, as so amended, is set forth in full below.

                                                                          Page 3
--------------------------------------------------------------------------------

                   HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                         ANNUAL REPORT FOR 1995 ON FORM 10-K
                                  TABLE OF CONTENTS


    ITEM                                                                 PAGE
PART I
1.   Business of Hartford Life Insurance Company*                           3

2.   Properties*                                                            9

3.   Legal Proceedings                                                      9

4.   **

PART II
5.   Market for Hartford Life Insurance Company's Common Stock and Related
Stockholder Matters                                                        10

6.   **

7.   Management's Narrative Analysis of Results of Operations*             10

8.   Consolidated Financial Statements and Supplementary Data***           11

9.   Disagreements on Accounting and Financial Disclosure                  11

PART III
10.   **

11.   **

12.   **

13.   **

PART IV
14.   Exhibits, Financial Statements, Schedules and Reports on Form 8-K    11

Signatures                                                               II-1

Exhibit Index                                                            II-2


* Item prepared in accordance with General Instruction J(2) of Form 10-K ** Item omitted pursuant to General Instruction J(2) of Form 10-K
***Item included in Form 10-K\A Amendment No. 1

                                                                          Page 4
--------------------------------------------------------------------------------



               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Report of  Management                                                     F-1
Report of Independent Public Accountants                                  F-2
Consolidated Statements of Income for the three years
  ended December 31, 1995                                                 F-3
Consolidated Balance Sheets as of December 31, 1995 and 1994              F-4
Consolidated Statements of Stockholder's Equity for the
  three years ended December 31, 1995                                     F-5
Consolidated Statements of Cash Flows for the three years
  ended December 31, 1995                                                 F-6
Notes to Consolidated Financial Statements                      F-7 thru F-19
Summary of Investments (Other than Investments in Affiliates)             S-1
Supplemental Insurance Information                                        S-2
Reinsurance                                                               S-3

All schedules not listed above have been omitted because they are not applicable or the amounts are insignificant, immaterial or the information has been otherwise supplied in the financial statements or notes thereto.

                            REPORT OF MANAGEMENT

The management of Hartford Life Insurance Company and subsidiaries is responsible for the preparation and integrity of the information contained in the accompanying consolidated financial statements and other sections of the Annual Report. The consolidated financial statements are prepared in accordance with generally accepted accounting principles, and, where necessary, include amounts that are based on management's informed judgments and estimates. Management believes these statements present fairly Hartford Life's financial position and results of operations, and, that any other information contained in the Annual Report is consistent with the financial statements.

Management has made available Hartford Life's financial records to Arthur Andersen LLP, independent public accountants, in order for them to perform an audit of Hartford Life's consolidated financial statements. Their report appears on Page F-2.

An essential element in meeting management's responsibilities is Hartford Life's system of internal controls. These controls, which include accounting controls and the internal auditing program, are designed to provide reasonable assurance that assets are safeguarded, and transactions are properly authorized, executed and recorded. The controls, which are documented and communicated to employees in the form of written codes of conduct and policies and procedures, provide for the careful selection of personnel and for appropriate division of responsibility. Management continually monitors for compliance, while Hartford Life's internal auditors independently assess the effectiveness of the controls and make recommendations for improvement. Also, Arthur Andersen LLP took into consideration Hartford Life's system of internal controls in determining the nature, timing, and extent of its audit tests.

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

                                                                          Page 5
--------------------------------------------------------------------------------



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

                                                             ARTHUR ANDERSEN LLP


Hartford, Connecticut
January 24, 1996 (except with respect to the matter discussed in Note 10 as to which the date is October 18, 1996)

                                                                          Page 6
--------------------------------------------------------------------------------


                   HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                                    (IN MILLIONS)


----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                             --------------------------------------
                                                                 1995          1994          1993
                                                             ----------     ---------   -----------
REVENUES
  Premiums and other considerations                              $1,487        $1,100          $747
  Net investment income                                           1,328         1,292         1,051
  Net realized (losses) gains                                       (11)            7            16
                                                             ----------     ---------   -----------
                                      TOTAL REVENUES              2,804         2,399         1,814
                                                             ----------     ---------   -----------

BENEFITS, CLAIMS AND EXPENSES
  Benefits, claims and claim adjustment expenses                  1,422         1,405         1,046
  Dividends to policyholders                                        675           419           227
  Amortization of deferred policy acquisition costs                 199           145           113
  Other insurance expense                                           317           227           210
                                                             ----------     ---------   -----------
                 TOTAL BENEFITS, CLAIMS AND EXPENSES              2,613         2,196         1,596
                                                             ----------     ---------   -----------

INCOME BEFORE INCOME TAX EXPENSE                                    191           203           218

  Income tax expense                                                 62            65            75
                                                             ----------     ---------   -----------
NET INCOME                                                         $129          $138          $143
                                                             ----------     ---------   -----------
                                                             ----------     ---------   -----------

----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------


The accompanying Notes are an integral part of these Consolidated Financial Statements.

                                                                          Page 7
--------------------------------------------------------------------------------



                   HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                           (IN MILLIONS EXCEPT SHARE DATA)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                     AS OF DECEMBER 31,
                                                  -----------------------
                                                     1995          1994
                                                  ---------     ---------

                   ASSETS

Investments
  Fixed maturities available for sale,
    at market value (amortized cost of
    $14,440 and $14,464)                            $14,400       $13,429
  Equity securities, at market value
    (cost of $61 and $76)                                63            68
  Mortgage loans, at outstanding balance                265           316
  Policy loans, at outstanding balance                3,381         2,614
  Other investments, at cost                            156           107
                                                  ---------     ---------
                             TOTAL INVESTMENTS       18,265        16,534

Cash                                                     46            20
Premiums and amounts receivable                         165           160
Reinsurance recoverable                               6,221         5,466
Accrued investment income                               394           378
Deferred policy acquisition costs                     2,188         1,809
Deferred income tax                                     420           590
Other assets                                            234            83
Separate account assets                              36,264        22,809
                                                  ---------     ---------
                                  TOTAL ASSETS      $64,197       $47,849
                                                  ---------     ---------
                                                  ---------     ---------
                 LIABILITIES

Future policy benefits                               $2,373        $1,890
Other policyholder funds                             22,598        21,328
Other liabilities                                     1,233         1,000
Separate account liabilities                         36,264        22,809
                                                  ---------     ---------
                             TOTAL LIABILITIES       62,468        47,027
                                                  ---------     ---------
Commitments and contingencies (Note 9)

             SHAREHOLDER'S EQUITY
Common stock
  Authorized 1,000 shares, $5,690 par value
  Issued and outstanding 1,000 shares                     6             6
Additional paid-in capital                            1,007           826
Retained earnings                                       773           644
Unrealized loss on investments, net of tax              (57)         (654)
                                                  ---------     ---------
                    TOTAL STOCKHOLDER'S EQUITY        1,729           822
                                                  ---------     ---------
    TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY      $64,197       $47,849
                                                  ---------     ---------
                                                  ---------     ---------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
The accompanying Notes are an integral part of these Consolidated Financial Statements.

                                                                          Page 8
--------------------------------------------------------------------------------

                   HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                                    (IN MILLIONS)

-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                  UNREALIZED LOSS         TOTAL
                                                     COMMON        ADDITIONAL        RETAINED     ON INVESTMENTS,    STOCKHOLDER'S
                                                     STOCK      PAID-IN CAPITAL     EARNINGS        NET OF TAX           EQUITY
                                                    -------    ----------------    ----------    ----------------   --------------
BALANCE, DECEMBER 31, 1992                               $6                $498          $373                  $0             $877
  Net income                                              -                   -           143                   -              143
  Capital contribution                                    -                 180             -                   -              180
  Excess of assets over liabilities
  on reinsurance assumed from affiliate                   -                  (2)            -                   -               (2)
  Change in unrealized loss on investments,
  net of tax                                              -                   -             -                  (5)              (5)
                                                    -------    ----------------    ----------    ----------------   --------------
BALANCE, DECEMBER 31, 1993                                6                 676           516                  (5)           1,193
                                                    -------    ----------------    ----------    ----------------   --------------
  Net income                                              -                   -           138                   -              138
  Capital Contribution                                    -                 150             -                   -              150
  Dividend paid                                           -                   -           (10)                  -              (10)
  Changes in unrealized loss on investments,
  net of tax*                                             -                   -             -                (649)            (649)
                                                    -------    ----------------    ----------    ----------------   --------------
BALANCE, DECEMBER 31, 1994                                6                 826           644                (654)             822
                                                    -------    ----------------    ----------    ----------------   --------------
  Net income                                              -                   -           129                   -              129
  Capital contribution                                    -                 181             -                   -              181
  Change in unrealized loss on investments,
  net of tax                                              -                   -             -                 597              597
                                                    -------    ----------------    ----------    ----------------   --------------
BALANCE, DECEMBER 31, 1995                               $6              $1,007          $773                ($57)          $1,729
                                                    -------    ----------------    ----------    ----------------   --------------
                                                    -------    ----------------    ----------    ----------------   --------------
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------


(*) The 1994 change in unrealized loss on investments, net of tax, included an unrealized gain of $91 due to adoption of SFAS No. 115 as discussed in Note 1(b) of Notes to Consolidated Financial Statements.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                                                                          Page 9
--------------------------------------------------------------------------------


                   HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN MILLIONS)

---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

                                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                                              -------------------------------
                                                                                 1995        1994        1993
                                                                              -------     -------     -------
OPERATING ACTIVITIES
  Net income                                                                     $129        $138        $143
  Adjustments to net income:
     Net realized (losses) gains                                                   11          (7)        (16)
     (Decrease) increase in liability to policyholders for realized gains          (3)          5         (15)
     Net amortization of premium on fixed maturities                               21          41           2
     Provision for deferred income taxes                                         (172)       (128)       (121)
     Increase in deferred policy acquisition costs                               (379)       (441)       (292)
     (Increase) decrease in premiums and amounts receivable                       (81)         10         (28)
     Increase in accrued investment income                                        (16)       (106)         (4)
     (Increase) decrease in other assets                                         (177)        101         (36)
     (Increase) decrease in reinsurance recoverable                               (35)         75        (121)
     Increase in liability for future policy benefits                             483         224         360
     Increase in other liabilities                                                281         191         176
                                                                              -------     -------     -------
                                     CASH PROVIDED BY OPERATING ACTIVITIES         62         103          48
                                                                              -------     -------     -------

INVESTING ACTIVITIES
  Purchases of fixed maturities investments                                    (6,228)     (9,127)    (12,406)
  Proceeds from sales of fixed maturities investments                           4,848       5,708       8,813
  Maturities and principal paydowns of fixed maturities investments             1,741       1,931       2,596
  Net purchases of other investments                                             (871)     (1,338)       (206)
  Net (purchases)/sales of short-term investments                                 (24)        135        (564)
                                                                              -------     -------     -------
                                        CASH USED FOR INVESTING ACTIVITIES       (534)     (2,691)      1,767)
                                                                              -------     -------     -------

FINANCING ACTIVITIES
  Net receipts from investment and UL-type contracts credited to
     policyholder account balances                                                498       2,467       1,513
  Capital contribution                                                              0         150         180
  Dividends paid                                                                    0         (10)          0
                                                                              -------     -------     -------
                                     CASH PROVIDED BY FINANCING ACTIVITIES        498       2,607       1,693
                                                                              -------     -------     -------
NET INCREASE (DECREASE) IN CASH                                                    26          19         (26)
  Cash at beginning of year                                                        20           1          27
                                                                              -------     -------     -------
CASH AT END OF YEAR                                                               $46         $20          $1
                                                                              -------     -------     -------
                                                                              -------     -------     -------
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------


The accompanying Notes are an integral part of these Consolidated Financial Statements.

                                                                        Page 10
-------------------------------------------------------------------------------



                   HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLAR AMOUNTS IN MILLIONS)

1.  SIGNIFICANT ACCOUNTING POLICIES

    (a)  BASIS OF PRESENTATION
    These consolidated financial statements include Hartford Life Insurance Company and its wholly-owned subsidiaries ("Hartford Life" or the "Company"), ITT Hartford Life and Annuity Insurance Company ("ILA") and ITT Hartford International Life Reassurance Corporation ("HLRe"), formerly American Skandia Life Reinsurance Corporation. Hartford Life is a wholly-owned subsidiary of Hartford Life and Accident Insurance Company ("HLA"). Hartford Life is ultimately owned by Hartford Fire Insurance Company ("Hartford Fire"), which is ultimately owned by ITT Hartford
    Group, Inc. ("ITT Hartford"), formerly a subsidiary of ITT Corporation ("ITT"). On December 19, 1995, ITT Corporation distributed all of the outstanding shares of ITT Hartford Group to ITT Corporation shareholders of record in an action known herein as the "Distribution". As a result of the Distribution, ITT Hartford became an independent, publicly traded company.

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

                                                                        Page 11
--------------------------------------------------------------------------------

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

    (h)  DERIVATIVE FINANCIAL INSTRUMENTS
    Hartford Life uses a variety of derivative financial instruments including, swaps, caps, floors, options, forwards and exchange traded financial futures as part of an overall risk management strategy. These instruments are used as a means of hedging exposure to price, foreign currency and/or interest rate risk on planned investment purchases or existing assets and liabilities. Hartford Life does not hold or issue derivative financial instruments for trading purposes. Hartford Life's accounting for derivative financial instruments used to manage risk is in accordance with the concepts established in SFAS No. 80, "Accounting for Futures Contracts," SFAS No. 52 , "Foreign Currency Translation", American Institute of Certified Public Accountants Statement of Position 86-2, "Accounting for Options" and various Emerging Issues Task Force pronouncements. Written options are in all cases used in conjunction with other assets and derivatives as part of an overall risk management strategy. Derivative instruments are carried at values consistent with the asset or liability being hedged. Derivatives used to hedge fixed maturities or equities are carried at fair value with the after-tax difference from cost reflected in Stockholder's Equity. Derivatives used to hedge other invested assets or liabilities are carried at cost.

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

                                                                         Page 12
--------------------------------------------------------------------------------

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

    Premiums paid on purchased floor or cap agreements and the premium received on issued floor or cap agreements (used for risk management) are adjusted into the basis of the applicable asset and amortized over the asset life. Gains or losses on termination of such positions are adjusted into the basis of the asset or liability and amortized over the remaining asset life. Net payments are recognized as an adjustment to income or basis adjusted and amortized depending on the specific hedge strategy.

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

    (j) DIVIDENDS TO POLICYHOLDERS
    Dividends to policyholders primarily represent those amounts paid to corporate owned life insurance ("COLI") policyholders. These dividend liabilities, which appear as other policyholder funds on the Consolidated Balance Sheets, are recorded when approved by the board of directors.

    See Note (4) for the related party coinsurance agreements.

                                                                         Page 13
--------------------------------------------------------------------------------


2.  INVESTMENTS
    (a) COMPONENTS OF NET INVESTMENT INCOME
    ---------------------------------------------------------------------------
                                                     YEAR ENDED DECEMBER 31,
                                                  -----------------------------
                                                   1995      1994      1993
                                                  --------  --------  --------

    Interest income                                 $1,338    $1,247    $1,007
    Income from other investments                        1        54        53
                                                  --------  --------  --------
                        GROSS INVESTMENT INCOME      1,339     1,301     1,060

    Less: Investment expenses                           11         9         9
                                                  --------  --------  --------
                          NET INVESTMENT INCOME     $1,328    $1,292    $1,051
                                                  --------  --------  --------
                                                  --------  --------  --------
    ---------------------------------------------------------------------------

    (b) UNREALIZED GAINS/(LOSSES) ON EQUITY SECURITIES
    ---------------------------------------------------------------------------

                                                       AS OF DECEMBER 31,
                                                  -----------------------------
                                                   1995      1994      1993
                                                  --------  --------  --------
    Gross unrealized gains                              $4        $2        $3
    Gross unrealized losses                             (2)      (11)      (11)
    Deferred income tax expense/(benefit)                1        (3)       (3)
                                                  --------  --------  --------
        NET UNREALIZED GAINS (LOSSES) AFTER TAX          1        (6)       (5)

Balance at the beginning of the year                    (6)       (5)        0
                                                  --------  --------  --------
        CHANGE IN NET UNREALIZED GAINS (LOSSES)
                           ON EQUITY SECURITIES         $7       ($1)      ($5)
                                                  --------  --------  --------
                                                  --------  --------  --------

--------------------------------------------------------------------------------

(c) UNREALIZED GAINS/(LOSSES) IN FIXED MATURITIES
    ---------------------------------------------------------------------------
                                                       AS OF DECEMBER 31,
                                                  -----------------------------
                                                   1995      1994      1993
                                                  --------  --------  --------
    Gross unrealized gains                            $529      $150      $538
    Gross unrealized losses                           (569)   (1,185)     (290)
    Unrealized (losses)/gains credited to
    policyholders                                      (52)       37         0
    Deferred income tax (benefit)/expense              (34)     (350)       87

                                                  --------  --------  --------
        NET UNREALIZED (LOSSES) GAINS AFTER TAX        (58)     (648)      161

    Balance at the beginning of the year              (648)      161       144
                                                  --------  --------  --------
        CHANGE IN NET UNREALIZED GAINS (LOSSES)
                            ON FIXED MATURITIES       $590     ($809)      $17
                                                  --------  --------  --------
                                                  --------  --------  --------

    ---------------------------------------------------------------------------

    (d) COMPONENTS OF NET REALIZED GAINS/(LOSSES)
    ---------------------------------------------------------------------------
                                                     YEAR ENDED DECEMBER 31,
                                                  -----------------------------
                                                   1995      1994      1993
                                                  --------  --------  --------
    Fixed maturities                                   $23      ($34)     ($12)
    Equity securities                                   (6)      (11)        0
    Real estate and other                              (25)       47        43
    Less: (decrease)/increase in liability
      to policyholders for realized gains               (3)        5       (15)
                                                  --------  --------  --------
                    NET REALIZED (LOSSES) GAINS       ($11)       $7       $16
                                                  --------  --------  --------
                                                  --------  --------  --------
    ---------------------------------------------------------------------------

                                                                         Page 14
--------------------------------------------------------------------------------
   (e) DERIVATIVE INVESTMENTS
    A summary of investments, segregated by major category along with the types of derivatives and their respective notional amounts, are as follows as of December 31, 1995 :

                                SUMMARY OF INVESTMENTS
                               AS OF DECEMBER 31, 1995
                                  (CARRYING AMOUNT)

                                                                   CAPS, FLOORS & OPTIONS                                  FOREIGN
                               CARRYING                    ------------------------------------------                      CURRENCY
                                VALUE     NON-DERIVATIVE        ISSUED (b)   PURCHASED(c)    FUTURES (d)      SWAPS (f)     SWAPS
                               --------   --------------      ------------   ------------   ------------   ------------  -----------
Asset-backed securities          $5,764         $5,752                 ($1)           $30             $0           ($17)        $0
Inverse floaters (a)                711            794                 (30)            16              0            (69)         0
Anticipatory (e)                      0              0                   0              0              0              0          0
                                 ------         ------               ------         ------        ------         ------     ------
TOTAL ASSET-BACKED SECURITIES     6,475          6,546                 (31)            46              0            (86)         0

Other bonds and notes             7,118          7,165                  (1)             0              0            (22)       (24)
Short-term investments              807            807                   0              0              0              0          0
                                 ------         ------               ------         ------        ------         ------     ------
       TOTAL FIXED MATURITIES    14,400         14,518                 (32)            46              0           (108)       (24)

Other investments                 3,865          3,865                   0              0              0              0          0
                                 ------         ------               ------         ------        ------         ------     ------
            TOTAL INVESTMENTS   $18,265        $18,383                ($32)           $46             $0          ($108)      ($24)
                                 ------         ------               ------         ------        ------         ------     ------
                                 ------         ------               ------         ------        ------         ------     ------

                             SUMMARY OF INVESTMENTS
                             AS OF DECEMBER 31, 1995
                                (NOTIONAL AMOUNT)
                           (EXCLUDING LIABILITY HEDGES)


                                                 CAPS, FLOORS & OPTIONS                              FOREIGN
                                     NOTIONAL    ----------------------                              CURRENCY
                                     AMOUNT     ISSUED (b) PURCHASED (c)   FUTURES (d)   SWAPS (f)    SWAPS
                                     --------    ---------  ------------    ----------    --------   ---------
Asset-backed securities                $3,863         $118        $3,133          $322        $290          $0
Inverse floaters (a)                    1,601          560           354             6         681           0
Anticipatory (e)                          238            0             0           213          25           0
                                     --------    ---------     ---------      --------     -------     -------
  TOTAL ASSET-BACKED SECURITIES         5,702          678         3,487           541         996           0

Other bonds and notes                   1,365           33            66           322         757         187
Short-term investments                      0            0             0             0           0           0
                                     --------    ---------     ---------      --------     -------     -------
         TOTAL FIXED MATURITIES         7,067          711         3,553           863       1,753         187

Other investments                          18            0             0             0          18           0
                                     --------    ---------     ---------      --------     -------     -------
              TOTAL INVESTMENTS        $7,085         $711        $3,553          $863      $1,771        $187
                                     --------    ---------     ---------      --------     -------     -------
                                     --------    ---------     ---------      --------     -------     -------

(a) Inverse floaters, are variations of CMO's for which the coupon rates move inversely with an index rate (e.g. LIBOR). The risk to principal is considered negligible as the underlying collateral for the securities is
    guaranteed or sponsored by government agencies.   To address the volatility
    risk created by the coupon variability, Hartford Life uses a variety of derivative instruments, primarily interest rate swaps and issued floors.

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

                                                                        Page 15
-------------------------------------------------------------------------------

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

(g) The following table reconciles the derivative notional amounts by derivative type and by strategy:

                                              BY DERIVATIVE TYPE
                           ---------------------------------------------------------------
                                12/31/94                    MATURITIES/       12/31/95
                           NOTIONAL AMOUNT    ADDITIONS    TERMINATIONS    NOTIONAL AMOUNT
                           ---------------    ---------    ------------    ---------------

Caps                              $1,861        $2,666          $2,343             $2,184
Floors                             2,131           237             188              2,180
Swaps/Collars/Forwards/Options     4,374         1,355           2,163              3,566
Futures                              253         6,125           5,515                863
                                 -------       -------         -------             ------
              TOTAL               $8,619       $10,383         $10,209             $8,793
                                 -------       -------         -------             ------
                                 -------       -------         -------             ------

-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------
                                                      BY STRATEGY
                           ---------------------------------------------------------------
                                12/31/94                    MATURITIES/       12/31/95
                           NOTIONAL AMOUNT    ADDITIONS    TERMINATIONS    NOTIONAL AMOUNT
                           ---------------    ---------    ------------    ---------------
Liability                           $1,725        $729            $746            $1,708
Anticipatory                           626       1,564           1,952               238
Asset                                3,048       3,153           3,217             2,984
Portfolio                            3,220       4,937           4,294             3,863
                                   -------     -------         -------            ------
              TOTAL                 $8,619     $10,383         $10,209            $8,793
                                   -------     -------         -------            ------
                                   -------     -------         -------            ------

     In addition to risk management through derivative financial instruments pertaining to the investment portfolio, interest rate sensitivity related to certain Company liabilities was altered primarily through interest rate swap agreements. The notional

                                                                        Page 16
-------------------------------------------------------------------------------

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

(g)  FIXED MATURITIES
     The schedule below details the amortized cost and fair values of Hartford Life's fixed maturities by component, along with the gross unrealized gains and losses:


                                                  AS OF DECEMBER 31, 1995
                                          -----------------------------------------
                                                        GROSS UNREALIZED
                                          AMORTIZED     ----------------       MARKET
                                             COST       GAINS     LOSSES       VALUE
                                          ---------     -----     ------       -------

U.S. Government and government
 agencies and authorities:
  Guaranteed and sponsored                     $502        $4        ($9)         $497
  Guaranteed and sponsored - asset backed     3,568       210       (387)        3,391

States, municipalities and political
 subdivisions                                   201         4         (3)          202
International governments                       291        19         (4)          306
Public utilities                                949        29         (2)          976
All other corporate - asset backed            3,065        76        (55)        3,086
All other corporate                           5,056       187       (109)        5,134
Short-term investments                          808         0          0           808

                                            -------      ----      -----       -------
                       TOTAL INVESTMENTS    $14,440      $529      $(569)      $14,400
                                            -------      ----      -----       -------
                                            -------      ----      -----       -------

                                                                        Page 17
-------------------------------------------------------------------------------

                                                  AS OF DECEMBER 31, 1994
                                          -----------------------------------------
                                                        GROSS UNREALIZED
                                          AMORTIZED     ----------------       MARKET
                                             COST       GAINS     LOSSES       VALUE
                                          ---------     -----     ------       -------

U.S. Government and government
 agencies and authorities:
  Guaranteed and sponsored                   $1,516        $1       ($87)       $1,430
  Guaranteed and sponsored - asset backed     4,256        78       (571)        3,763

States, municipalities and political
 subdivisions                                   148         1        (12)          137
International governments                       189         1        (14)          176
Public utilities                                531         1        (32)          500
All other corporate - asset backed            2,442        30       (121)        2,351
All other corporate                           3,717        38       (297)        3,458
Short-term investments                        1,665         0        (51)        1,614

                                            -------      ----    -------       -------
                       TOTAL INVESTMENTS    $14,464      $150    ($1,185)      $13,429
                                            -------      ----    -------       -------
                                            -------      ----    -------       -------

                                                                        Page 18
-------------------------------------------------------------------------------

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

                                             AMORTIZED        MARKET
                                                COST           VALUE
                                             ---------        ------
     Due in on year or less                     $3,146        $3,133
     Due after one year through five years       6,373         6,316
     Due after five years through ten years      3,609         3,644
     Due after ten years                         1,312         1,307
                                                ------        ------
                                  TOTAL        $14,440       $14,400
                                                ------        ------
                                                ------        ------

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

(h)  FAIR VALUE OF FINANCIAL INSTRUMENTS


                              AS OF DECEMBER 31, 1995  AS OF DECEMBER 31, 1994
                              -----------------------  -----------------------
                                CARRYING       FAIR      CARRYING       FAIR
                                 AMOUNT        VALUE      AMOUNT        VALUE
                                --------       -----     --------       -----

ASSETS
 Fixed maturities                $14,400     $14,400      $13,429     $13,429
 Equity securities                    63          63           68          68
 Policy loans                      3,381       3,381        2,614       2,614
 Mortgage loans                      265         265          316         316
 Investments in partnerships
  and trusts                          94          97           36          42
 Miscellaneous                        62          62           67          67

LIABILITIES
 Other policy claims and
  benefits                       $12,727     $12,767      $13,001      $12,374

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

                                                                        Page 19
-------------------------------------------------------------------------------

3.  INCOME TAX

     Hartford Life is included in ITT Hartford Group's consolidated U.S. Federal income tax return and remits to (receives from) ITT Hartford Group a current income tax provision (benefit) computed in accordance with the tax sharing arrangements between its insurance subsidiaries. The effective tax rate was 32% in 1995 and 1994, and approximates the U.S. statutory tax rate of 35% in 1993.

     The provision for income taxes was as follows:

                                 FOR THE YEARS ENDED DECEMBER 31,
                                 --------------------------------
                                  1995        1994         1993
                                  ----        ----         ----
     INCOME TAX EXPENSE

       Current                    $211        $185         $190
       Deferred                   (149)       (120)        (115)
                                  ----        ----         ----
                      TOTAL        $62         $65          $75
                                  ----        ----         ----
                                  ----        ----         ----

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

     INCOME TAX PROVISION

       Tax provision at U.S.
        statutory rate             $67         $71          $76
       Tax-exempt income            (3)         (3)           0
       Foreign tax credit           (4)         (1)           0
       Other                         2          (2)          (1)
                                  ----        ----         ----
        PROVISION FOR INCOME TAX   $62         $65          $75
                                  ----        ----         ----
                                  ----        ----         ----

     Income taxes paid  were $162, $244, and $301 in 1995, 1994, and 1993 respectively. The current taxes due from Hartford Fire were $8 and $46 in 1995 and 1994, respectively.

     Deferred tax assets (liabilities) include the following:

                                                DECEMBER 31,
                                                ------------
                                              1995        1994
                                              ----        ----
     Tax deferred acquisition costs           $410        $284
     Book deferred acquisition costs
      and reserves                             138        (134)
     Employee benefits                           8           7
     Unrealized net loss on investments         32         353
     Investments and other                    (168)         80
                                              ----        ----
                                              $420        $590
                                              ----        ----
                                              ----        ----


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

     Life insurance net retained premiums were comprised of the following:

                                          YEAR ENDED DECEMBER 31,
                                          -----------------------
                                       1995        1994         1993
                                       ----        ----         ----

     Gross premiums                   $1,545      $1,316       $1,135
     Insurance assumed                   591         299           93
     Insurance ceded                     649         515          481
                                      ------      ------        ------
          NET RETAINED PREMIUMS       $1,487      $1,100         $747
                                      ------      ------        ------
                                      ------      ------        ------

                                                                        Page 20
-------------------------------------------------------------------------------

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

                                                                        Page 21
-------------------------------------------------------------------------------

6.   Business Segment Information

                                            YEAR ENDED DECEMBER 31,
                                            -----------------------
                                         1995        1994         1993
                                         ----        ----         ----
     REVENUES
       Individual Life and Annuity       $797        $691         $595
       Asset Management Services          734         789          794
       Specialty Insurance Operations   1,273         919          425
                                        -----       -----        -----
                  TOTAL REVENUES       $2,804      $2,399       $1,814
                                        -----       -----        -----
                                        -----       -----        -----
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                            YEAR ENDED DECEMBER 31,
                                            -----------------------
                                         1995        1994         1993
                                         ----        ----         ----
    INCOME BEFORE INCOME TAX EXPENSE
       Individual Life and Annuity       $236        $139         $129
       Asset Management Services          (79)         38           71
       Specialty Insurance Operations      34          26           18
                                        -----       -----        -----
         TOTAL INCOME BEFORE INCOME
          TAX EXPENSE                    $191        $203         $218
                                        -----       -----        -----
                                        -----       -----        -----

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                             AS OF DECEMBER 31,
                                            -------------------
                                         1995        1994         1993
                                         ----        ----         ----
    IDENTIFIABLE ASSETS
       Individual Life and Annuity     $36,741     $26,668       $19,147
       Asset Management Services        13,962      13,334        12,416
       Specialty Insurance Operations   13,494       7,847         6,723
                                        ------      ------        ------
         TOTAL IDENTIFIABLE ASSETS     $64,197     $47,849       $38,286
                                       -------     -------       -------
                                       -------     -------       -------

7.   STATUTORY NET INCOME AND SURPLUS
     Substantially all of the statutory surplus is permanently reinvested or is subject to dividend restrictions relating to various state regulations which limit the payment of dividends without prior approval. Statutory net income and surplus as of December 31 were:

                                  1995    1994    1993
                                  ----    ----    ----
     Statutory net income         $112     $58     $63

     Statutory surplus          $1,125    $941    $812


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

                                                                        Page 22
-------------------------------------------------------------------------------

     The guaranteed separate accounts include modified guaranteed individual annuity, and modified guaranteed life insurance. The average credit interest rate on these contracts is 6.62%. The assets that support these liabilities were comprised of $10.4 billion in bonds at December 31, 1995. The portfolios are segregated from other investments and are managed so as to minimize liquidity and interest rate risk. In order to minimize the risk of disintermediation associated with early withdrawals, individual annuity and modified guaranteed life insurance contracts carry a graded surrender charge as well as a market value adjustment. Additional investment risk is hedged using a variety of derivatives which totaled $133 in carrying value and $2.7 billion in notional amounts at December 31, 1995.

9.   Commitments and Contingencies
     In August 1994, Hartford Life renewed a two year note purchase facility agreement which in certain instances obligates Hartford Life to purchase up to $100 in collateralized notes from a third party. Hartford Life is receiving fees for this commitment. At December 31, 1995, Hartford Life had not purchased any notes under this agreement.

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

SUBSEQUENT EVENTS

     Prior to 1996, Closed Book GRC was reported as a component of the Asset Management Services Division of the Life segment. The majority of products included in Closed Book GRC are guaranteed investment contracts with guaranteed fixed or indexed rates for a specific period. In 1996, Closed Book GRC is reported as a component of Runoff Operations and had no new or renewal business as of the end of 1995. Closed Book GRC results have been negatively affected by lower investment rates and earnings on mortgage backed securities due to prepayments experienced in excess of assumed levels in years prior to 1995. Closed Book GRC was also affected by the interest rate rise in 1994 when the duration of its assets lengthened relative to that of the liabilities. Due to the reduced investment earnings and duration mismatch, the portfolio had insufficient assets to fund fully its liability commitments. During the third quarter of 1996, the Life segment transferred assets in the amount of $200 million (unaudited) to the Runoff segment to adequately fund Closed Book GRC so that future cash infusions would be minimal.

     Although the Closed Book GRC asset portfolio as a whole is duration matched with its liabilities, certain investments continue to have a longer maturity than their corresponding liabilities and will need to be liquidated prior to maturity in order to meet the specific liability commitments. To protect the existing value of these investments, Hartford Life entered into various hedge transactions in late September 1996 which substantially eliminated further fluctuation in fair value of the investments due to interest rate changes.

     ITT Hartford's accounting policy is to record an other than temporary impairment charge on a security if it is determined that the Company is unable to recover all amounts due under the contractual obligations of the security. In addition, ITT Hartford has established specific criteria to be used in the impairment evaluation of an individual portfolio of assets. Specifically, if the asset portfolio is supporting a runoff operation, is forced to be liquidated prior to maturity to meet liability commitments, and has a fair value below amortized cost, which will not materially fluctuate as a result of future interest rate changes, then an other temporary impairment has been determined to have occurred. Once an impairment charge has been recorded, ITT Hartford continues to review the impaired securities for appropriate valuation.

     With the initiation of the hedge transactions, which eliminated the possibility that the fair value of the Closed Book GRC investments would recover to their current amortized cost, an other than temporary impairment loss of $82 million after tax was determined to have occurred and was recorded in September 1996. Also, during the third quarter of 1996, Closed Book GRC had asset sales resulting in proceeds of $515 million and a realized loss of $55 million after tax. The asset sales were the result of current liquidity needs in addition to taking advantage of favorable market conditions for certain securities. Other charges of $32 million (unaudited) after tax were also incurred in the third quarter.

     During 1995, Closed Book GRC incurred a $68 million after tax loss from operations. In addition, prior to the above actions the level of the 1995 loss was expected by management to decline by 10% to 25% in 1996 and 1997 with the losses having run off in their entirety by the year 2000. As a result of the above actions, management expects that the comparable 1996 after tax loss will be in the range of $51 to $55 million, while after tax losses in 1997 and 1998 will be reduced to the range of $10 to $20 million per year. Losses from Closed Book GRC in years subsequent to 1998 are expected to be minimal.

                                                                        Page 23
-------------------------------------------------------------------------------


                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                        Hartford Life Insurance Company
                                                  (Registrant)

                                        by   /s/ Gregory A. Boyko
                                          -------------------------------------
                                                 Gregory A. Boyko
October 18, 1996
                                             Vice-President and Controller

                                                                        Page 24
-------------------------------------------------------------------------------



                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
   SCHEDULE I - SUMMARY OF INVESTMENTS (OTHER THAN INVESTMENTS IN AFFILIATES)
                             AS OF DECEMBER 31, 1995
                                  (IN MILLIONS)

----------------------------------------------------------------------------------------------------
                                                                            FAIR         REPORTED ON
                                                             COST          VALUE       BALANCE SHEET
                                                       ----------     ----------       -------------
FIXED MATURITIES
 Bonds
   U.S. Government and government agencies
     and authorities
       Guaranteed and sponsored                              $502           $497                $497
       Guaranteed and sponsored - asset backed              3,568          3,391              $3,391
   States, municipalities and political subdivisions          201            202                $202
   International governments                                  291            306                $306
   Public utilities                                           949            976                $976
   All other corporate                                      5,056          5,134              $5,134
   All other corporate - asset backed                       3,065          3,086              $3,086
   Short-term investments                                     808            808                $808
                                                       ----------     ----------       -------------
                    TOTAL FIXED MATURITIES                $14,440        $14,400             $14,400

EQUITY SECURITIES
 Common stocks - industrial, miscellaneous
   and all other                                               61             63                  63

        TOTAL FIXED MATURITIES AND EQUITY SECURITIES      $14,501        $14,463             $14,463

POLICY LOANS                                                3,381          3,381               3,381
MORTGAGE LOANS                                                265            265                 265
OTHER INVESTMENTS                                             156            159                 156

                                                       ----------     ----------       -------------
                    TOTAL INVESTMENTS                     $18,303        $18,268             $18,265
                                                       ----------     ----------       -------------
                                                       ----------     ----------       -------------
----------------------------------------------------------------------------------------------------

Fair value for stocks and bonds approximate those quotations published by applicable stock exchanges or are received from other reliable sources. The fair value for short-term investments approximates cost.

Policy and mortgage loans carrying amounts approximate fair value.

                                                                        Page 25
-------------------------------------------------------------------------------


                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                SCHEDULE III - SUPPLEMENTAL INSURANCE INFORMATION
                                  (IN MILLIONS)

                                                                                                            AMOUNT OF
                     DEFERRED      FUTURE       OTHER      PREMIUMS AND        NET      BENEFITS, CLAIMS    DEFERRED       OTHER
                      POLICY       POLICY   POLICYHOLDER       OTHER       INVESTMENT    AND CLAIM ADJ.      POLICY      INSURANCE
                    ACQ. COSTS    BENEFITS      FUNDS     CONSIDERATIONS     INCOME         EXPENSES       ACQ. COSTS    EXPENSES
                    ----------    --------  ------------  --------------   ----------   ----------------   ----------    ---------
                           AS OF DECEMBER 31, 1995                                   YEAR ENDED DECEMBER 31, 1995
                    ------------------------------------  ------------------------------------------------------------------------
Individual Life
  and Annuity           $2,088      $706         $4,371           $514           $283           $277           $176           $108
Asset Management
  Services                  87     1,169          8,942             51            683            722             23             68
Specialty Insurance
  Operations                13       498          9,285            922            351            423              0            816
                       -------   -------        -------        -------        -------        -------        -------        -------
          TOTAL         $2,188    $2,373        $22,598         $1,487         $1,317         $1,422           $199           $992
                       -------   -------        -------        -------        -------        -------        -------        -------
                       -------   -------        -------        -------        -------        -------        -------        -------

                    ------------------------------------  ------------------------------------------------------------------------
                          AS OF DECEMBER 31, 1994                                    YEAR ENDED DECEMBER 31, 1994
                    ------------------------------------  ------------------------------------------------------------------------
Individual Life
  and Annuity           $1,708      $582         $4,257           $492           $199           $334           $137            $80
Asset Management
  Services                 101       845         10,160             39            750            695              8             48
Specialty Insurance
  Operations                 0       463          6,911            569            350            376              0            518
                       -------   -------        -------        -------        -------        -------        -------        -------
          TOTAL         $1,809   $1,890         $21,328         $1,100         $1,299         $1,405           $145           $646
                       -------   -------        -------        -------        -------        -------        -------        -------
                       -------   -------        -------        -------        -------        -------        -------        -------

                    ------------------------------------  ------------------------------------------------------------------------
                          AS OF DECEMBER 31, 1993                                    YEAR ENDED DECEMBER 31, 1993
                    ------------------------------------  ------------------------------------------------------------------------
Individual Life
  and Annuity           $1,237      $428         $3,535           $423           $172           $249            $97           $120
Asset Management
  Services                  97       703          9,026             35            759            662             16             45
Specialty Insurance
  Operations                 0       528          5,673            289            136            135              0            272
                       -------   -------        -------        -------        -------        -------        -------        -------
          TOTAL         $1,334    $1,659        $18,234           $747         $1,067         $1,046           $113           $437
                       -------   -------        -------        -------        -------        -------        -------        -------
                       -------   -------        -------        -------        -------        -------        -------        -------
----------------------------------------------------------------------------------------------------------------------------------

Investment income is allocated to the reportable division based on each division's share of investable funds or on a direct basis, where applicable, including realized capital gains and losses.

Benefits, claims and claims adjustment expenses include the interest in liability for future policy benefits and death, disability and other contract benefits payments.

Other insurance expenses are allocated to the division based upon specific identification, where possible.

                                                                        Page 26
-------------------------------------------------------------------------------


                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                            SCHEDULE IV - REINSURANCE
                                  (IN MILLIONS)

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  PERCENTAGE OF
                                      GROSS             CEDED TO          ASSUMED FROM             NET           AMOUNT ASSURED
                                     AMOUNT          OTHER COMPANIES     OTHER COMPANIES         AMOUNT           TO NET AMOUNT
                                     ------          ---------------     ---------------         ------          --------------
YEAR ENDED DECEMBER 31, 1995
LIFE INSURANCE IN FORCE              $182,716            $112,774             $26,996             $96,938               27.8%

PREMIUMS AND OTHER CONSIDERATIONS
  Individual Life and Annuity            $549                $163                $122                $508               24.0%
  Asset Management Services                51                   0                   0                  51                0.0%
  Specialty Insurance Operations          632                 162                 452                 922               49.0%
                                          313                 324                  17                   6              283.3%
                                     --------            --------            --------            --------
                    TOTAL              $1,545                $649                $591              $1,487               39.7%
                                     --------            --------            --------            --------
                                     --------            --------            --------            --------

YEAR ENDED DECEMBER 31, 1994

LIFE INSURANCE IN FORCE              $136,929             $87,553             $35,016             $84,392               41.5%

PREMIUMS AND OTHER CONSIDERATIONS
  Individual Life and Annuity            $448                 $71                $106                $483               21.9%
  Asset Management Services                39                   0                   0                  39                0.0%
  Specialty Insurance Operations          521                 140                 188                 569               33.0%
  Accident and Health                     308                 304                   5                   9               55.6%
                                     --------            --------            --------            --------
                    TOTAL              $1,316                $515                $299              $1,100               27.2%
                                     --------            --------            --------            --------
                                     --------            --------            --------            --------

YEAR ENDED DECEMBER 31, 1993

LIFE INSURANCE IN FORCE               $93,099             $71,415             $27,067             $48,751               55.5%

PREMIUMS AND OTHER CONSIDERATIONS
  Individual Life and Annuity            $417                 $85                 $91                $423               21.5%
  Asset Management Services                25                   0                   0                  25                0.0%
  Specialty Insurance Operations          386                  97                   0                 289                0.0%
  Accident and Health                     307                 299                   2                  10               20.0%
                                     --------            --------            --------            --------
                    TOTAL              $1,135                $481                 $93                $747               12.4%
                                     --------            --------            --------            --------
                                     --------            --------            --------            --------