Form 10-Q
period 1996-09-30
HARTFORD LIFE INSURANCE CO
filed 1996-11-08
CIK 45947

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from           to
                               ----------   ----------



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

As of October 31, 1996 there were outstanding 1,000 shares of common stock, $5,690 par value per share, of the registrant, all of which were directly owned by Hartford Life and Accident Insurance Company.

The registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                                       (1)

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

                                TABLE OF CONTENTS





PART I.  FINANCIAL INFORMATION:                                             Page

Item 1.  Financial Statements:
Consolidated Statements of Income -
  Quarter and Nine Months Ended September 30, 1996 and 1995. . . . . . . .     3
Consolidated Balance Sheets -
  September 30, 1996 and December 31, 1995 . . . . . . . . . . . . . . . .     4
Consolidated Statements of Cash Flows -
  Nine Months Ended September 30, 1996 and 1995. . . . . . . . . . . . . .     5

Item 2.  Management's Narrative Analysis of Results of Operations*
  Quarter and Nine Months Ended September 30, 1996 and 1995. . . . . . . .     6

PART II.  OTHER INFORMATION:*

Item 6.  Exhibits and Reports on Form 8K . . . . . . . . . . . . . . . . .     9
Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10




(*) Item prepared in accordance with General Instruction H (2) of Form 10-Q.

                                       (2)

                          PART I. FINANCIAL INFORMATION

Item 1.

                              FINANCIAL STATEMENTS

The following unaudited financial statements, reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position, the results of operations and the cash flows for the periods presented. Certain reclassifications of prior year results were made to conform to current presentation. Interim results are not indicative of the results which may be expected for any other interim period or the full year. Certain of the statements contained herein (other than statements of historical fact) are forward-looking statements. Forward looking statements are made based upon management's expectations and belief concerning future developments and their potential effect upon Hartford Life Insurance Company ("Hartford Life"). There can be no assurance that future developments will be in accordance with management's expectaton or that the effect of future developments on Hartford Life will be those anticipated by management.
Actual results could differ materially from those expected by Hartford Life, depending on the outcome of certain factors, including those described with the forward-looking statements. For a description of accounting policies, see Notes to Consolidated Financial Statements in the 1995 Form 10-K.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (in millions)

                                                           Quarter Ended              Nine Months Ended
                                                           September 30,                 September 30,
                                                           -------------                 -------------
                                                        1996           1995           1996           1995
                                                        ----           ----           ----           ----
                                                            (unaudited)                   (unaudited)
REVENUES
Premiums and other considerations                 $      319     $      385     $    1,262     $    1,105
Net investment income                                    355            357          1,006          1,032
Net realized losses on investments                      (202)            (4)          (203)           (10)
                                                  ----------     ----------     ----------     ----------
    TOTAL REVENUES                                       472            738          2,065          2,127
                                                  ----------     ----------     ----------     ----------


BENEFITS, CLAIMS AND EXPENSES

Benefits, claims and claim adjustment expenses           447            446          1,235          1,162
Amortization of deferred policy acquisition costs         68             48            197            140
Dividends to policyholders                                63            152            410            449
Other insurance expenses                                  58             47            256            240
                                                  ----------     ----------     ----------     ----------
    TOTAL BENEFITS, CLAIMS AND EXPENSES                  636            693          2,098          1,991
                                                  ----------     ----------     ----------     ----------


INCOME (LOSS) BEFORE INCOME TAX                         (164)            45            (33)           136

Income tax expense (benefit)                             (58)            15            (13)            45
                                                  ----------     ----------     ----------     ----------


NET INCOME (LOSS)                                 $     (106)    $       30     $      (20)    $       91
                                                  ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------

                                       (3)

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         (in millions except share data)

                                                           September 30,  December 31,
                                                              1996           1995
                                                              ----           ----
                                                           (unaudited)
               ASSETS
Investments:
 Fixed maturities, available for sale, at fair value         $   13,309     $   14,400
 Equity securities, at fair value                                   133             63
 Mortgage loans, at outstanding balance                              45            265
 Policy loans, at outstanding balance                             3,898          3,381
 Other investments, at cost                                          81            156
                                                             ----------     ----------
    Total investments                                            17,466         18,265

Cash                                                                 52             46
Premiums and amounts receivable                                     178            165
Reinsurance recoverable                                           6,658          6,221
Accrued investment income                                           394            394
Deferred policy acquisition costs                                 2,587          2,188
Deferred income tax                                                 611            420
Other assets                                                        210            234
Separate account assets                                          45,540         36,264
                                                             ----------     ----------
    TOTAL ASSETS                                             $   73,696     $   64,197
                                                             ----------     ----------
                                                             ----------     ----------


     LIABILITIES AND STOCKHOLDER'S EQUITY

Future policy benefits                                       $    2,651     $    2,373
Other policyholder funds                                         22,415         22,598
Other liabilities                                                 1,346          1,233
Separate account liabilities                                     45,540         36,264
                                                             ----------     ----------
    TOTAL LIABILITIES                                            71,952         62,468
                                                             ----------     ----------


Common stock - authorized 1,000 shares, $5,690 par value,
  issued and outstanding 1,000 shares                                 6              6
Additional paid-in capital                                        1,045          1,007
Unrealized loss on investments, net of tax                          (60)           (57)
Retained earnings                                                   753            773
                                                             ----------     ----------
    TOTAL STOCKHOLDERS' EQUITY                                    1,744          1,729
                                                             ----------     ----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $   73,696     $   64,197
                                                             ----------     ----------
                                                             ----------     ----------

                                       (4)

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in millions)

                                                                      Nine Months
                                                                  Ended September 30,
                                                                  -------------------
                                                                  1996           1995
                                                                  ----           ----
                                                                      (unaudited)

OPERATING ACTIVITIES:
Net (loss) income                                            $      (20)    $       91
Adjustments to net (loss) income:
 Realized losses on investments                                     203             10
 Net policyholder investment gains                                   (2)            (3)
 Net increase in deferred policy acquisition costs                 (399)          (257)
 Net amortization of premium on fixed maturities                      6             15
 Deferred income tax benefit                                       (188)          (128)
 Decrease (increase) in premiums and amounts receivable              75           (168)
 Decrease (increase) in other assets                                 15           (102)
 Increase in reinsurance recoverable                               (254)           (61)
 Increase in liability for future policy benefits                   278            434
 Increase in other liabilities                                      116            261
 Increase in accrued investment income                                0            (36)
                                                             ----------     ----------
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES                   (170)            56
                                                             ----------     ----------


INVESTING ACTIVITIES:
Purchases of fixed maturities investments                        (4,111)        (3,752)
Proceeds from sales of fixed maturities investments               2,450          3,211
Maturities and principal paydowns of fixed maturities
investments                                                       2,124          1,078
Net purchases of other investments                                 (337)        (1,931)
Net sales (purchases) of short-term investments                     328           (184)
                                                             ----------     ----------
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                    454         (1,578)
                                                             ----------     ----------


FINANCING ACTIVITIES:
Net (disbursements for) receipts from investment and
universal life-type contracts (charged from) credited
to policyholder account                                            (316)         1,525

Capital contribution                                                 38              0
                                                             ----------     ----------
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                   (278)         1,525
                                                             ----------     ----------


NET INCREASE IN CASH                                                  6              3
Cash at beginning of period                                          46             20
                                                             ----------     ----------
CASH AT END OF PERIOD                                        $       52     $       23
                                                             ----------     ----------
                                                             ----------     ----------

                                       (5)

                     2. MANAGEMENT'S NARRATIVE ANALYSIS OF
                              RESULTS OF OPERATIONS
                                  (In Millions)

            QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

INDIVIDUAL LIFE AND ANNUITY DIVISION (ILAD)

-------------------------------------------------------------------------------------
                                       Quarter Ended              Nine Months Ended
                                       September 30,                 September 30,
                                    1996           1995           1996           1995
                                  ------         ------         ------         ------
Revenues                          $  322         $  205         $  846         $  612
Expenses                             258            168            688            508
                                  ------         ------         ------         ------
NET INCOME                        $   64         $   37         $  158         $  104
                                  ------         ------         ------         ------
                                  ------         ------         ------         ------
-------------------------------------------------------------------------------------

The premiums, investment income, management and maintenance fees and cost of insurance associated with this growing asset base continue to be the source of ILAD's increased revenues, an increase over prior year of 57% and 38% for the third quarter and nine months ended respectively. New deposits of fixed and variable annuities for the nine months ended September 30, 1996 were approximately $7.4 billion, but are not reported as revenues. Net income, up 73% and 52% for the third quarter and nine months ended respectively, continues to grow as earnings are generated from an existing asset base. Revenue, new deposit, and net income increases are all indicative of strong, stable growth.

ASSET MANAGEMENT SERVICES  (AMS)

-------------------------------------------------------------------------------------
                                       Quarter Ended               Nine Months Ended
                                       September 30,                 September 30,
                                    1996           1995           1996           1995
                                  ------         ------         ------         ------
Revenues                          $  100         $   96         $  300         $  292
Expenses                              95             93            287            280
                                  ------         ------         ------         ------
NET INCOME                        $    5         $    3         $   13         $   12
                                  ------         ------         ------         ------
                                  ------         ------         ------         ------
-------------------------------------------------------------------------------------

Continuing to be an industry leader in deferred compensation products, revenues in this segment increased 4% and 2% over prior year for the third quarter and nine months ended, respectively. Included in 1995 results is a one time benefit of approximately $2 million. Excluding this benefit, net income rose 30% over prior year for the nine months ended. AMS is currently engaged in a restructuring process that is anticipated to result in new product development as well as expense reductions.

SPECIALTY

-------------------------------------------------------------------------------------
                                       Quarter Ended              Nine Months Ended
                                       September 30,                 September 30,
                                    1996           1995           1996           1995
                                  ------         ------         ------         ------
Revenues                          $  223         $  358         $  976         $  951
Expenses                             215            351            954            933
                                  ------         ------         ------         ------
NET INCOME                        $    8         $    7         $   22         $   18
                                  ------         ------         ------         ------
                                  ------         ------         ------         ------
-------------------------------------------------------------------------------------

                                       (6)

Net income for the nine months ended is attributable to net investment income and other revenues on the existing block of coporate owned life insurance
(COLI) business. Net income in the Specialty segment held steady in the third quarter as compared to the same period last year, however, revenues decreased. As mentioned in the second quarter, Congress passed COLI legislation which provides for a three year phase-out of the interest deduction on loans taken against COLI policies. In anticipation of unfavorable tax legislation, there were no new deposits of leveraged COLI, but new products, such as variable COLI and other non-qualified deferred compensation vehicles, and new international ventures have been and continue to be developed to mitigate lost earnings due to leveraged COLI.

RUNOFF

                             Quarter Ended              Nine Months Ended
                             September 30,                 September 30,
                          1996           1995           1996           1995
                        ------         ------         ------         ------

Revenues                $ (173)        $   79         $  (57)        $  272
Expenses                    10             96            156            315
                        ------         ------         ------         ------
NET LOSS                $ (183)        $  (17)        $ (213)        $  (43)
                        ------         ------         ------         ------
                        ------         ------         ------         ------


The Runoff segment consists of a closed block of guaranteed rate contracts (Closed Book GRC) which had no new or renewal business at the end of 1995. Prior to 1996, Closed Book GRC was reported as a component of the Asset Management Services Division of the Hartford Life. The majority of products included in Closed Book GRC are guaranteed investment contracts with guaranteed fixed or indexed rates for a specific period. Closed Book GRC results have been negatively affected by lower investment rates and earnings on mortgage backed securities due to prepayments experienced in excess of assumed levels in years prior to 1995. Closed Book GRC was also affected by the interest rate rise in 1994 when the duration of its assets lengthened relative to that of the liabilities. Due to the reduced investment earnings and duration mismatch, the portfolio had insufficient assets to fund fully its liability commitments. During the third quarter of 1996, assets in the amount of $200 million were transferred to the Runoff segment to adequately fund Closed Book GRC so that future cash infusions would be minimal.

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

Hartford Life's accounting policy is to record an other than temporary impairment charge on a security if it is determined that the Company is unable to recover all amounts due under the contractual obligations of the security. In addition, Hartford Life has established specific criteria to be used in the impairment evaluation of an individual portfolio of assets. Specifically, if the asset portfolio is supporting a runoff operation, is forced to be liquidated prior to maturity to meet liability commitments, and has a fair value below amortized cost, which will not materially fluctuate as a result of future interest rate changes, then an other than temporary impairment has been determined to have occurred. Once an impairment charge has been recorded, Hartford Life continues to review the impaired securities for appropriate valuation.

With the initiation of the hedge transactions, which eliminated the possibility that the fair value of the Closed Book GRC investments would recover to their current amortized cost, an other than temporary impairment loss of $82 million after tax was determined to have occurred and was recorded in September 1996. Also, during the third quarter of 1996, Closed Book GRC had asset sales resulting in proceeds of approximately $500 and a realized loss of $55 after tax. The asset sales were the result of current liquidity needs in addition to taking advantage of favorable market conditions for certain securities. Other charges of $32 after tax were also incurred in the third quarter.

                                       (7)

During 1995, Closed Book GRC incurred a $68 after tax loss from operations. In addition, prior to the above actions the level of the 1995 loss was expected by management to decline by 10% to 25% in 1996 and 1997 with the losses having run off in their entirety by the year 2000. As a result of the above actions, management expects that the comparable 1996 after tax loss will be in the range of $51 to $55, while after tax losses in 1997 and 1998 will be reduced to the range of $10 to $20 per year. Losses from Closed Book GRC in years subsequent to 1998 are expected to be minimal.

FINANCIAL RATINGS

The following table summarizes ITT Hartford's significant U.S. member companies' financial ratings from the major independent rating organizations as of September 30, 1996:

                                             Duff &   Standard
                                 A.M. Best   Phelps   & Poor's     Moody's
                                 ------------------------------------------
Hartford Fire                       A+         AA        AA          Aa2
Hartford Life                       A+         AA+       AA          Aa2
Hartford Life and Accident          A+         AA+       AA       Not Rated
ITT Hartford Life and Annuity       A+         AA+       AA       Not Rated

On September 24, 1996, Standard & Poor's announced that it had reduced the claims-paying ability ratings of the ITT Hartford group of companies (ITT Hartford), including Hartford Life Insurance Company, from AA+ to AA. In announcing the rating change, Standard and Poor's said that the action was based primarily on increased concern with the overall strength of ITT Hartford's consolidated capital, partially offset by superior business position within the markets that ITT Hartford operates. It noted that the rating action assumed continued significant capital raising initiatives by ITT Hartford over the next year and said that these initiatives, in combination with continued improvement in operating earnings, excluding any unusual charges, should allow ITT Hartford to improve it's overall capital position.

On October 18, 1996, Moody's Investors Service announced that it was reviewing for possible downgrade various ratings of ITT Hartford and its subsidiaries, including the financial strength ratings of ITT Hartford's insurance subsidiaries. Moody's stated that the reveiw was prompted by ITT Hartford's announcement that it was taking the charges related to its environmental and asbestos reserves and Closed Book GRC, and that its review would focus on ITT Hartford's exposure to asbestos and environmental losses, its appetite for financial leverage and its strategic complexion over the intermediate term.

Financial ratings from A.M. Best and Duff & Phelps were reaffirmed for ITT Hartford's significant U.S. member companies as of October 18, 1996.


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





                                   Hartford Life Insurance Company
                                             (Registrant)


                                   by   /s/  Gregory A. Boyko
                                        ---------------------
October 31, 1996                             Gregory A. Boyko


                                   Vice-President and Controller


                                      (10)