Form 10-K
period 1996-12-31
HARTFORD LIFE INSURANCE CO
filed 1997-03-31
CIK 45947

                                   Form 10-K
               United States Securities and Exchange Commission
                             Washington, D.C. 20549

(Mark one)
    [X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee Required)
           For the fiscal year ended December 31, 1996

           OR

    [ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (No Fee Required)
           For the transition period from ________ to ________.


                        Commission file number: 2-89516
                        HARTFORD LIFE INSURANCE COMPANY


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

As of March 28, 1997, there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant, all of which were directly owned by Hartford Life and Accident Insurance Company.

The registrant meets the conditions set forth in General Instruction J (1)
(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      Annual Report for 1996 on Form 10-K
                               Table of Contents


      ITEM                                                            PAGE
------------------------------------------------------------------------------
Part I
  1.   Business of Hartford Life Insurance Company*                      3

  2.   Properties*                                                       9

  3.   Legal Proceedings                                                 9

  4.   **

Part II

  5.   Market for Hartford Life Insurance Company's Common Stock and
       Related Stockholder Matters                                      10

  6.   **

  7.   Management's Narrative Analysis of the Results of Operations*    10

  8.   Consolidated Financial Statements and Supplementary Data         13

  9.   Disagreements on Accounting and Financial Disclosure             13

Part III

 10.   **

 11.   **

 12.   **

 13.   **

Part IV

 14.   Exhibits, Financial Statements, Schedules and Reports
       on Form 8-K                                                      13

       Signatures                                                     II-1

       Exhibits Index                                                 II-2

* Item prepared in accordance with General Instruction J(2) of Form 10-K ** Item omitted pursuant to General Instruction J(2) of Form 10-K

                                    PART I

ITEM 1.
                  BUSINESS OF HARTFORD LIFE INSURANCE COMPANY

ORGANIZATION

Hartford Life Insurance Company (the "Company") was organized in 1902 and is incorporated under the laws of the State of Connecticut. The Company is a direct subsidiary of Hartford Life and Accident Insurance Company ("HLA"), a wholly-owned subsidiary of Hartford Life, Inc. ("Hartford Life"). Hartford Life, an indirect subsidiary of ITT Hartford Group, Inc. ("The Hartford") (formerly a wholly-owned subsidiary of ITT Corporation), is a holding company which owns substantially all of the life insurance operations of The Hartford. The Company is the parent of ITT Hartford Life and Annuity Insurance Company ("ILA"), formerly ITT Life Insurance Corporation, and ITT Hartford International Life Reassurance Corporation ("HLRe"), formerly American Skandia Life Reinsurance Corporation, which was acquired in 1993. On December 19, 1995, ITT Corporation distributed all of the outstanding shares of the common stock of The Hartford to ITT Corporation shareholders of record in an action known herein as the "Distribution". As a result of the Distribution, The Hartford became an independent, publicly traded company. On February 10, 1997, The Hartford announced its intention to sell up to 20% of the common stock of Hartford Life during the second quarter of 1997.

The Company provides for the insurance and retirement needs of millions of individuals and has been among the fastest growing major life insurance companies in the United States for the past several years, as measured by assets. At December 31, 1996, the Company's total assets of $78 billion included 18% of fixed maturities and 64% of separate accounts with the remainder representing equity securities, cash, mortgage loans, policy loans, reinsurance recoverable, deferred policy acquisition costs and other assets. The Company is engaged in a business that is highly competitive due to the large number of stock and mutual life insurance companies and other entities marketing insurance products. There are approximately 2,000 stock, mutual, and other types of insurers in the life insurance business in the United States. According to A.M. Best, Hartford Life is the eighth largest consolidated life insurance company in the United States based on statutory admitted assets as of December 31, 1995. As of December 31, 1996, A.M. Best assigned Hartford Life its second highest ranking classification, A+.

The reportable segments of the Company and its subsidiaries are:

                Investment Products
                Individual Life Insurance
                Employee Benefits
                Corporate operations
                Runoff operations


Revenue, income before income tax expense and assets by reportable segment are set forth in Note 7 in Notes to Consolidated Financial Statements.

BRIEF DESCRIPTION OF REPORTABLE SEGMENTS

The Company operates in three principal market segments: Investment Products, Individual Life Insurance and Employee Benefits. During the past two years, each segment has grown significantly in revenues and net income. In addition, the Company maintains a Corporate operation in which it reports net investment income on assets representing surplus not assigned to any of its business segments and certain other revenues and expenses not specifically allocable to any of its business segments. The Company also classifies certain of its business as Runoff operations.

INVESTMENT PRODUCTS

The Investment Products segment focuses on the savings and retirement needs of the growing number of individuals who are preparing for retirement or have already retired. The Investment Products segment offers fixed market value adjusted ("MVA") and variable annuities, deferred compensation plan services for municipal governments and corporations, structured settlement contracts and other special purpose annuity contracts, mutual funds, investment management contracts and certain other financial products. Investment Products accounted for $150 million of the total segment earnings of the Company for the year ended

December 31, 1996. Growth in the Company's assets has been driven by its sale of variable annuities. For the year ended December 31, 1996, the Company was the largest writer of both individual annuities and individual variable annuities. New sales of individual annuities were approximately $9.8 billion in 1996, bringing total individual annuity account value to $41.7 billion as of December 31, 1996. Of the total annuity account value, $32.4 billion relates to variable annuities and $9.0 billion relates to fixed MVA annuities held in guaranteed separate accounts. Of the Company's $32.4 billion in variable annuities in force, $29.9 billion, or 92%, are held in non-guaranteed separate accounts, as of December 31, 1996. In contrast, the next nine largest writers in the United States of variable annuities held an average of 68% of their variable annuities in force in non-guaranteed separate accounts, as of December 31, 1996, based on the Company's analysis of information compiled by Variable Annuity and Research Data Service ("VARDS").

The Company has distribution arrangements to sell its individual annuity products with approximately 1,350 national and regional broker-dealers and 200 banks. Management believes that it has established a strong distribution franchise through its long-standing relationships with the members of its bank and broker-dealer network and is committed both to expanding sales through these established channels of distribution and promoting new distributors for all its products and services.

INDIVIDUAL LIFE INSURANCE

The Individual Life Insurance segment focuses on individuals' needs regarding the transfer of wealth between generations, as well as the protection of individuals and their families against lost earnings resulting from death. The chief products sold in this market include both variable and fixed universal life-type contracts (including interest-sensitive whole life), as well as single premium variable life and term life products. Individual life insurance in force has increased from $45.2 billion in 1994 to $52.1 billion in 1996, of which $4.4 billion was derived from acquisitions. The Company's growth in insurance in force, together with favorable mortality results and a declining expense ratio, has resulted in increased segment earnings from $25 million in 1994 to $44 million in 1996.

The Individual Life Insurance segment distributes its products through insurance agents, broker-dealers and financial institutions, typically assisted by a dedicated group of Company employees. The Company has distribution arrangements to sell its individual life products in the United States with approximately 137,000 licensed life insurance agents.

EMPLOYEE BENEFITS

The Employee Benefits segment focuses on the needs of employers and associations to purchase group insurance products. The group life, long-term and short-term disability, stop-loss and supplementary medical coverages sold in this segment are reinsured to HLA. This segment also contains specialty businesses such as corporate owned life insurance ("COLI") and life/health reinsurance. Together with HLA, the Company is the largest writer of group short-term disability benefit plans and the second largest writer of group long-term disability insurance, as well as the fourth largest writer of group life insurance based on full-year 1995 new premium and premium equivalents, according to information compiled by the Employee Benefits Plan Review ("EBPR"). Management believes that, as a result of The Hartford's name recognition, the value-added nature of the Company's managed disability products and its effective claims administration, it is one of the leading sellers in the "large case" group market (companies with over 1,000 employees) and that further growth opportunities exist in the "small case" and "medium case" group markets. Sales of COLI have resulted in an increase in segment earnings from $18 million in 1994 to $29 million in 1996.

The Employee Benefits segment uses an experienced group of Company employees to distribute its products through a variety of distribution outlets, including insurance agents, brokers, associations and third-party administrators.

REGULATION

The insurance business of the Company is subject to comprehensive state and federal regulation and supervision throughout the United States. The purpose of such regulation is primarily to provide safeguards for policyholders rather than to protect the interests of the stockholders. The laws of various state jurisdictions establish supervisory agencies with broad administrative powers with respect to, among other things, licensing to transact business, admittance of assets, regulating premium rates, approving policy forms, regulating unfair trade and claims practices, establishing reserve requirements and solvency standards, fixing maximum interest rates on life insurance policy loans and minimum rates for accumulation of surrender values, restricting certain transactions between affiliates and regulating the type, amount and valuation of investments permitted. State insurance regulators and the National Association of Insurance Commissioners ("NAIC") continually re-examine existing laws and regulations.

The NAIC has established solvency laws that relate an insurance company's capital requirements to the risks inherent in its overall operations. These rules are known as risk based capital ("RBC"). As of December 31, 1996, the Company's RBC ratio was in excess of 200% of its RBC.

Each insurance company is required to file detailed annual reports with supervisory agencies in each of the jurisdictions in which it does business and its operations and accounts are subject to examination by such agencies at regular intervals. The Company prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the State of Connecticut Insurance Department. Prescribed statutory accounting practices include publications of the NAIC, as well as state laws, regulations, and general administrative rules. In accordance with the insurance laws and regulations under which the Company operates, it is obligated to carry on its books, as liabilities, actuarially determined reserves to meet its obligations on its outstanding life insurance contracts and universal life and investment contracts. Reserves for life insurance contracts are based on mortality and morbidity tables in general use in the United States, modified to reflect actual experience. These reserves are computed at amounts that, with additions from premiums to be received, and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet the Company's policy obligations at their maturities or in the event of an insured's death. Reserves for universal life insurance and investment products represent policy account balances before applicable surrender charges. In the accompanying consolidated financial statements, these life insurance reserves are determined in accordance with generally accepted accounting principles, which may vary from statutory requirements.

The Health Insurance Portability and Accountability Act of 1996 ("the HIPA Act of 1996") phases out the deductibility of interest on policy loans under COLI by 1998, thus eliminating all future sales of leveraged COLI. The Company's leveraged COLI product has been an important contributor to its profitability in recent years and will continue to contribute to the profitability of the Company (although such contribution will be reduced in the future due to the effects of this legislation). As a result of the elimination of leveraged COLI sales, net income contributed by COLI may be lower in the future (particularly 1999 and later years).

INVESTMENT OPERATIONS

The Company's investment operations are managed by its investment strategy group which reports directly to senior management of the Company and consists of a risk management unit and portfolio management unit. The risk management unit is responsible for monitoring and managing the Company's asset/liability profile and establishing investment objectives and guidelines; and, the portfolio management unit is responsible for determining, within specified risk tolerances and investment guidelines, the general asset allocation, duration and convexity and other characteristics of the Company's general account and guaranteed separate account investment portfolios. The investment staff of the Company executes the strategic investment decisions of the portfolio management unit, including the identification and purchase of securities that fulfill the objectives of the investment strategy group.

The primary investment objective of the Company for its general account and guaranteed separate accounts is to maximize after-tax returns consistent with acceptable risk parameters (including the management of interest rate sensitivity of invested assets to that of policyholder obligations). The Company is exposed to two primary sources of investment risk: credit risk, relating to the uncertainty associated with the continued ability of a given obligor to make timely payments of principal and interest, and interest rate risk, relating to the market price and/or cash flow variability associated with changes in market yield curves. The Company manages credit risk through industry and issuer diversification and asset allocation. The Company manages interest rate risk as part of its asset/liability management strategies, including the use of certain hedging techniques (which may include the use of certain financial derivatives), product design, such as the use of MVA features and surrender charges, and proactive monitoring and management of certain non-guaranteed elements of the Company's products (such as resetting of credited interest rates for policies that permit such adjustments).

INVESTED ASSET CHARACTERISTICS AND DERIVATIVE STRATEGIES

Invested assets totaled approximately $17.6 billion at December 31, 1996 and were comprised of asset-backed securities, including government agency collateralized mortgage obligations ("CMOs") and mortgage backed securities ("MBSs") of $5.2 billion, bonds and notes and short-term investments of $8 billion, inverse floating securities of $352 million, and other investments (primarily policy loans) of $4 billion. Policy loans of $3.8 billion, which carry a weighted average interest rate of 11.9%, are secured by the cash value of the life insurance policy. These loans do not mature in a conventional sense but expire in conjunction with the related policy liabilities. The estimated maturities of these fixed and variable rate investments, along with the respective yields at

December 31, 1996, are reflected below. Asset-backed securities (including Government Agency, CMOs and MBSs) are distributed to maturity year based on the Company's estimate of the rate of future prepayments of principal over the remaining life of the securities. These estimates are developed using broker consensus prepayment speeds. Expected maturities differ from contractual maturities due to call or prepayment provisions.

                      FIXED MATURITY INVESTMENTS MATURITY SCHEDULE
                                     (in millions)

                                                                                   ESTIMATED MATURITY
                                                      -----------------------------------------------------------------------------
                                                        1997       1998       1999       2000       2001     THEREAFTER     TOTAL
                                                      ---------  ---------  ---------  ---------  ---------  -----------  ---------
ABS, MBS, CMOs (1)
  Variable Rate (2)
  Amortized Cost                                      $     156  $     100  $      68  $     198  $     142   $     791   $   1,455
  Market Value                                              154        120        159        192        134         754       1,513
  Pre-tax yield (3)                                        5.76%      6.69%      6.32%      6.51%      6.56%       7.23%       7.08%
  Fixed Rate
  Amortized Cost                                      $     787  $     575  $     688  $     649  $     430   $     985   $   4,114
  Market Value                                              787        570        678        646        425         977       4,083
  Pre-tax yield (3)                                        6.24%      6.58%      6.33%      6.55%      6.52%       6.84%       6.52%

BONDS AND NOTES
  Variable Rate (2)
  Amortized Cost                                      $     171  $      72  $     113  $      90  $       7   $     209   $     662
  Market Value                                              169         76         90         94          8         211         648
  Pre-tax yield (3)                                        3.20%      5.74%      3.03%      5.97%      6.10%       6.48%       5.34%

  Fixed Rate
  Amortized Cost                                      $   1,518  $     636  $     798  $     663  $     642   $   3,091   $   7,348
  Market Value                                            1,532        632        797        667        640       3,112       7,380
  Pre-tax yield (3)                                        6.37%      6.47%      6.42%      6.72%      6.85%       7.16%       6.79%

TOTAL FIXED MATURITIES
  Amortized Cost                                      $   2,632  $   1,383  $   1,667  $   1,600  $   1,221   $   5,076   $  13,579
  Market Value                                            2,642      1,398      1,724      1,599      1,207       5,054      13,624
  Pre-tax yield (3)                                        6.09%      6.49%      6.15%      6.58%      6.70%       7.08%       6.67%

------------------------
(1) With respect to the ABS, MBS and CMO portfolio of the Company, a 100 basis point increase in interest rates would decrease the duration of such portfolio from 3.6 to 3.4; a 100 basis point decrease in interest rates would increase the duration of such portfolio from 3.6 to 3.7. The maturities noted in this table would be significantly impacted if interest rates were to decrease by 100 basis points or increase by 300 basis points from December 31, 1996 levels.

(2) Variable rate securities are instruments for which the coupon rates move directly with or based upon an index rate. Includes interest-only securities and inverse floaters, which represent less than 1% and 2.5%, respectively, of the Company's invested assets. Interest-only securities, for which cost approximates market, have an average life of 5.1 years and earn an average yield of 13.9%. Inverse floaters, for which cost approximates market, have an average life of 4.8 years and earn an average yield of 6.48%. Average yields are based upon estimated cash flows using prepayment speeds reported in broker consensus data.

(3) Pre-tax yield does not reflect yields on derivative instruments although derivative adjustments are included in fixed maturity amortized cost and market value.

ASSET-LIABILITY MANAGEMENT STRATEGIES

Derivatives play an important role in facilitating the management of interest rate risk, creating opportunities to fund product obligations efficiently, hedge against risks that affect the value of certain liabilities and adjusting broad investment risk characteristics as a result of any significant changes in market risks. As an end user of derivatives, the Company uses a variety of derivatives, including swaps, caps, floors, forwards, and exchange-traded financial futures and options, in order to hedge exposure to price, foreign currency and/or interest rate risk on anticipated investment purchases or existing assets and liabilities. The notional amounts of derivatives contracts represent the basis upon which pay and receive amounts are calculated and are not reflective of credit risk for derivatives contracts. Credit risk for derivatives contracts is limited to the amounts calculated to be due to the Company on such contracts. The Company believes it maintains prudent policies regarding the financial stability and credit standing of its major counterparties and typically requires credit enhancement provisions to further limit its credit risk. Many of these derivatives contracts are bilateral agreements that are not assignable without the consent of the relevant counterparty. Notional amounts pertaining to derivatives financial instruments of the Company totaled $9.9 billion at December 31, 1996 ($7.4 billion of which related to life insurance investments and $2.5 billion of which related to life insurance liabilities). Management believes that the use of derivatives allows the Company to sell more innovative products, capitalize on market opportunities and execute a more flexible investment strategy for its general account portfolio. The strategies described below are used by the Company to manage the aforementioned risks associated with its obligations.

ANTICIPATORY HEDGING

For certain liabilities, the Company commits to the price of the product prior to receipt of the associated premium or deposit. The Company routinely executes anticipatory hedges to offset the impact of any changes in asset prices arising from interest rate changes pending the receipt of the premium or deposit payment and the resulting purchase of an asset. These hedges involve taking a long position in interest rate futures or entering into an interest rate swap with duration characteristics equivalent to the associated liabilities and anticipated investments. The notional amount of derivatives used for anticipatory hedges totaled $132 million and $238 million at December 31, 1996 and 1995, respectively.

LIABILITY HEDGING

Several products obligate the Company to credit a return to the contract holder which is indexed to a market rate. In order to hedge risks associated with these products, the Company typically enters into interest rate swaps to convert the contract rate into a rate that trades in a more liquid and efficient market. This hedging strategy enables the Company to customize contract terms and conditions to customer objectives and satisfies the Company's asset/liability matching policy. Additionally, interest rate swaps are used to convert certain fixed contract rates into floating rates, thereby allowing them to be appropriately matched against floating rate assets. The notional amount of derivatives used for liability hedging totaled $2.5 billion and $1.7 billion at December 31, 1996 and 1995, respectively.

ASSET HEDGING

To meet the various policyholder obligations and to provide prudent investment risk diversification, the Company may combine two or more derivative financial instruments to achieve the investment characteristics that match the associated liability. The use of derivatives in this regard effectively transfers unwanted investment risks or attributes to others. The selection of the appropriate derivatives depends on the investment risk, the liquidity and efficiency of the market and the asset and liability characteristics. The notional amount of asset hedges totaled $2.1 billion and $3.0 billion at December 31, 1996 and 1995, respectively.

PORTFOLIO HEDGING

The Company periodically compares the duration and convexity of its portfolios of assets to their corresponding liabilities and enters into portfolio hedges to reduce certain differences to acceptable levels. Portfolio hedges reduce the mismatch between assets and liabilities and offset the potential cash flow impact caused by interest rate changes. The notional amount of portfolio hedges totaled $5.2 billion and $3.9 billion at December 31, 1996 and 1995, respectively.

The Company is committed to maintaining effective risk management discipline. Derivatives used by the Company must support at least one of the following objectives: to manage the risk arising from price, interest rate or foreign currency volatility, to manage liquidity or to control transaction costs. The Company has established credit limits, diversification standards and review procedures for all credit risk, whether borrower, issuer, or counterparty.

For a discussion of (i) the investments of the Company segregated by major category, (ii) the types of derivatives related to the type of investment and their respective notional amounts and (iii) the accounting policies utilized by the Company for derivative financial instruments, see Notes to Consolidated Financial Statements.

INSURANCE LIABILITY CHARACTERISTICS

Insurance liabilities, other than non-guaranteed separate accounts, totaled $28.5 billion (net of ceded reinsurance) at December 31, 1996, and were backed by $38 billion in total assets (including investments of $27.8 billion). Matching of the duration of the investments with respective policyholder obligations is an explicit objective of the Company's management strategy. The Company's insurance policy liabilities, along with estimated duration periods based upon internal actuarial assumptions, can be summarized based on investment needs in the five categories described below at December 31, 1996.

                          Estimated Duration Years (1)
                                 (in billions)

                                                                                      LESS
                                                                  BALANCE AT          THAN         1-5        6-10         OVER
DESCRIPTION                                                    DECEMBER 31, 1996     1 YEAR       YEARS       YEARS      10 YEARS
------------------------------------------------------------  -------------------  -----------  ---------     -----     -----------

Fixed rate asset accumulation vehicles......................       $    13.8        $     1.9   $     8.2   $     3.7    $  --

Indexed asset accumulation vehicles.........................              .2               .2      --          --           --

Interest credited asset accumulation vehicles...............            13.6              4.2         5.1         3.7           .6

Long-term payout liabilities................................              .9           --              .1          .1           .7

Short-term payout liabilities...............................          --               --          --          --           --
                                                                       -----              ---   ---------         ---          ---

Total.......................................................       $    28.5        $     6.3   $    13.4   $     7.5    $     1.3
                                                                       -----              ---   ---------         ---          ---
                                                                       -----              ---   ---------         ---          ---

------------------------

(1) The duration of liabilities reflects management's assessment of the market price sensitivity of the liabilities to changes in market interest rates, and is not necessarily reflective of the projected liabilities' cash flows under any specific scenario.

FIXED RATE ASSET ACCUMULATION VEHICLES

Products in this category require the Company to pay a fixed rate for a certain period of time. The cash flows are not interest rate sensitive because the products are written with an MVA feature and the liabilities have protection against the early withdrawal of funds through surrender charges. The primary risk associated with these products is that the spread between investment return and credited rate may not be sufficient to earn the Company's targeted return. Product examples include fixed rate annuities with an MVA feature and fixed rate guaranteed investment contracts. Contract duration is reflected above and is dependent on the policyholder's choice of guarantee period. The weighted average credited policyholder rate for these policyholder liabilities was 6.71% at December 31, 1996.

INDEXED ASSET ACCUMULATION VEHICLES

Products in this category are similar to the fixed rate asset accumulation vehicles, but require the Company to pay a rate that is determined by an external index. The amount and/or timing of cash flows will therefore vary based on the level of the particular index. The primary risks inherent in these products are similar to the fixed rate asset accumulation vehicles, with an additional risk that changes in the index may adversely affect profitability. Product examples include indexed-guaranteed investment contracts with an estimated duration of up to two years. The weighted average credited rate for these contracts was 5.78% at December 31, 1996.

INTEREST CREDITED ASSET ACCUMULATION VEHICLES

Products in this category credit interest to policyholders, subject to market conditions and minimum guarantees. Policyholders may surrender at book value but are subject to surrender charges for an initial period. The primary risks vary depending on the degree of insurance element contained in the product. Product examples include universal life contracts and the general account portion of the Company's variable annuity products. Liability duration is short to intermediate-term and is reflected in the table above. The average credited rate for these liabilities was 5.52% at December 31, 1996, excluding policy loans.

LONG-TERM PAYOUT LIABILITIES

Products in this category are long-term in nature and may contain significant actuarial (including mortality and morbidity) pricing risks. The cash flows are not interest sensitive, but do vary based on the timing and amount of benefit payments. The primary risks associated with these products are that the benefits will exceed expected actuarial pricing and/or the investment return will be lower than assumed in pricing. Product examples include structured settlement contracts, on-benefit annuities (i.e., the annuitant is currently receiving benefits thereon) and long-term disability contracts. Contract duration is generally six to ten years but, at times, exceeds thirty years. Policy liabilities under these contracts are not interest rate sensitive.

SHORT-TERM PAYOUT LIABILITIES

These liabilities are short-term in nature with a duration of less than one year. The primary risks associated with these products are determined by the non-investment contingencies such as mortality or morbidity. Liquidity is of greater concern than for the long-term payout liabilities. Products include individual and group term life insurance contracts.

SEPARATE ACCOUNT PRODUCTS

The Company's separate accounts reflect two categories of risk assumption: non-guaranteed separate accounts totaling $39.4 billion as of December 31, 1996, wherein the policyholder assumes substantially all of the risk and reward, and guaranteed separate accounts totaling $10.3 billion as of December 31, 1996, wherein the Company contractually guarantees either a minimum return or account value to the policyholder. The investment strategy followed varies by fund choice, as outlined in the applicable fund prospectus or separate account plan of operations. Non-guaranteed products include variable annuities and variable life contracts. The funds underlying such contracts are managed by the investment staff of The Hartford and a variety of independent money managers, including Wellington Management Company, LLP, Putnam Financial Services, Inc. and Dean Witter InterCapital, Inc. Guaranteed separate account products primarily consist of modified guaranteed individual annuity and modified guaranteed life insurance, and generally include MVA features to mitigate the disintermediation risk upon surrenders. Virtually all of the assets in the guaranteed separate accounts are fixed maturity securities and, as of December 31, 1996, $10.2 billion, or approximately 99%, of the fixed maturity securities portfolio within the guaranteed separate accounts were investment grade or better. Additional investment risk is hedged using a variety of derivatives which totaled $0.1 billion in carrying value and $2.4 billion in notional amounts at December 31, 1996.

OTHER MATTERS

As of January 27, 1997, the Company and HLA have a total of 3,669 direct employees, 2,109 of whom are employed at the home office in Simsbury, Connecticut, and 1,560 of whom are employed at various branch offices throughout the United States, Canada and elsewhere.

ITEM 2.

                                  PROPERTIES

The Company occupies office space leased from a third party by Hartford Fire Insurance Company ("Hartford Fire"), an indirect subsidiary of The Hartford. Expenses associated with these offices are allocated on a direct and indirect basis to Hartford Life and its subsidiaries by Hartford Fire.

ITEM 3.

                               LEGAL PROCEEDINGS

The Company is a defendant in various lawsuits arising in the ordinary course of business. In the opinion of management, final outcome of these matters will not materially affect the consolidated financial position, results of operations or cash flows of the Company. In addition, companies in the life insurance industry historically have been subject to substantial litigation resulting from claims, disputes and other matters. Most recently, companies in the life insurance industry have faced extensive claims, including class-action lawsuits, alleging improper sales practices relating to sales of certain life insurance products. Negotiated settlements of such class-action lawsuits have had a material adverse effect on the business, financial condition and results of operations of certain of these companies. The Company is not and has not been a defendant in any such class-action lawsuits alleging improper sales practices. No assurance can be given that such class-action lawsuits or other litigation would not materially and adversely affect the Company's business, financial position, results of operations or cash flows.

                                    PART II

ITEM 5.

           Market for Hartford Life Insurance Company's Common Stock
                        and Related Stockholder Matters

All of The Company's outstanding shares are ultimately owned by Hartford Life which is ultimately a subsidiary of The Hartford. As of March 28, 1997, Hartford Life had issued and outstanding 1,000 shares of common stock at a par value of $5,690 per share.

ITEM 7.

         MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS
                         (Dollar Amounts in Millions)

CONSOLIDATED RESULTS

                                          FOR THE YEAR ENDED
                                         --------------------
                                            1996       1995
                                         ---------  ---------
                   Revenues               $ 2,889    $ 2,804
                   Expenses                 2,851      2,675
                                          -------    -------
                   Net income             $    38    $   129
                                          -------    -------
                                          -------    -------

Revenues increased $85 million, or 3%, to $2.9 billion in 1996 from $2.8 billion in 1995. This increase in revenues was primarily a result of increased maintenance and expense fees, in the Investment Products segment, from a larger block of separate account assets, which resulted from strong annuity sales and market appreciation partially offset by a decrease in net investment income and net realized capital gains (losses) of $133 mainly due to losses associated with sales and an other than temporary impairment of Closed Book GRC, see "--Runoff". Expenses increased $176 million, or 7%, to $2.9 billion in 1996 from $2.7 billion in 1995. This increase in expenses is primarily a result of increased interest credited, amortization of deferred acquisition costs and other insurance expenses due to increased sales and higher account values of individual annuity and individual life contracts which were partially offset by a decrease in benefits, claims and claim adjustment expenses of Closed Book GRC and a decrease in policyholder dividends as a result of the elimination of sales of leveraged COLI as a result of the enactment of the HIPA Act of 1996.

INVESTMENT PRODUCTS

                                       FOR THE YEAR ENDED
                                      --------------------
                                        1996       1995
                                      ---------  ---------
                   Revenues            $ 1,013    $   759
                   Expenses                863        643
                                       -------    -------
                   Net income          $   150    $   116
                                       -------    -------
                                       -------    -------

Revenues increased $254 million, or 33%, to $1 billion in 1996 from $759 million in 1995. This increase in revenues was principally the result of a $217 million increase in premiums and other considerations which reflects a substantial increase in aggregate fees earned due to the Company's growing block of separate account assets. The average separate account assets in this segment increased to $37.5 billion in 1996 from $26.3 billion in 1995 primarily due to sales of individual annuities of $9.8 billion in 1996 and $7 billion in 1995, as well as strong market appreciation in both 1996 and 1995. In addition, the average general account assets of this segment increased to approximately $7.7 billion in 1996 from $6.5 billion in 1995 largely as a result of growth in the general account portion of the individual variable annuity products of the Company. The growth in this segment is also reflected in an increase in total expenses of $220 million, primarily as a result of an increase in benefits, claims and claim adjustment expenses of $102 million, or 29%, to $451 million in 1996 from $349 million in 1995. The 38% growth in average account value in 1996, coupled with an overall reduction in individual annuity expenses as a percentage of total individual annuity account value to 28 basis points in 1996 from 31 basis points in 1995, has contributed to the growth in earnings of $34 million, or 29%, to $150 million in 1996 from $116 million in 1995.

INDIVIDUAL LIFE INSURANCE

                                       FOR THE YEAR ENDED
                                      --------------------
                                          1996       1995
                                       ---------  ---------
                   Revenues             $   440    $   383
                   Expenses                 396        347
                                        -------    -------
                   Net income           $    44    $    36
                                        -------    -------
                                        -------    -------

Revenues increased $57 million, or 15%, to $440 million in 1996 from $383 million in 1995. This increase in revenues was chiefly due to a $41 million increase in premiums and other considerations, reflecting the cost of insurance charges and variable life fees applied to a larger block of business, as insurance in force increased to $52.1 billion in 1996 from $48.3 billion in 1995. Total expenses increased by $49 million, primarily as a result of an increase in benefits, claims and claim adjustment expenses of $43 million, or 21%, to $245 million in 1996 from $202 million in 1995. This increase in expenses also reflects the increase in the block of individual life insurance business offset partially by favorable mortality results. The combination of business growth and favorable mortality experience resulted in an increase in segment earnings of $8 million, or 22%, to $44 million in 1996 from $36 million in 1995.

EMPLOYEE BENEFITS

                                       FOR THE YEAR ENDED
                                      --------------------
                                         1996       1995
                                      ---------  ---------
                   Revenues             $ 1,366    $ 1,273
                   Expenses               1,337      1,248
                                        -------    -------
                   Net income           $    29    $    25
                                        -------    -------
                                        -------    -------

Revenues increased $93 million, or 7%, to $1.4 billion in 1996 from $1.3 billion in 1995. This increase in revenues was largely a result of a $134 million increase in net investment income primarily due to an increase in the Company's COLI account values, partially offset by a decline in leveraged COLI premiums primarily in response to the enactment of the HIPA Act of 1996. Total expenses increased $89 million, primarily due to an increase in benefits, claims and claim adjustment expenses of $122 million, or 29%, to $545 million in 1996 from $423 million in 1995 partially offset by a decrease in policyholder dividends of $40 million due to the elimination of the sales of leveraged COLI. This increase in total expenses generally reflected an increase in the COLI block of business. These factors resulted in an increase in segment earnings of $4 million, or 16%, to $29 million in 1996 from $25 million in 1995.

RUNOFF OPERATIONS

Runoff consists of the Company's closed book of guaranteed rate contracts ("Closed Book GRC") (and the related realized gains and losses) and are products that would be reported as a component of the Investment Products segment if they were part of ongoing operations. The Company also includes in Runoff operations the effects of an insurance guaranty fund adjustment of $10 million in 1995 made to reflect lower than expected insolvencies in the insurance industry. Substantially all of the products included in Closed Book GRC are contracts with guaranteed fixed or indexed rates for a specific period, constituting all GRC written by the Company prior to 1995. The Company continues to write GRC Products only as an accommodation to existing customers or to customers who are purchasing a range of services. Closed Book GRC results have been negatively affected by lower investment rates and earnings in the related investment portfolio (principally composed of mortgage backed securities and collateralized mortgage obligations) due to prepayments experienced in excess of assumed levels in years prior to 1995. Closed Book GRC was also affected by an interest rate rise in 1994 which caused the duration of the Company's assets to lengthen relative to that of its liabilities. Due to the reduced investment earnings and the duration mismatch, the portfolio had insufficient assets to fully fund its liability commitments. During the third quarter of 1996, the Company transferred assets in the amount of $200 million to adequately fund the Closed Book GRC so that future cash infusions would be minimal.

Although the Closed Book GRC asset portfolio as a whole is duration matched with its liabilities, certain investments continue to have a longer maturity than their corresponding liabilities and will need to be liquidated prior to maturity in order to meet the specific liability commitments. To protect the existing value of these investments, the Company entered into various interest rate swap, cap and floor transactions in late September 1996 with the objective of offsetting the market price sensitivity of hedged assets to changes in interest rates. As a result of the hedge, the Company substantially eliminated further fluctuation in the fair value of these investments due to interest rate changes, thereby substantially reducing the likelihood of any further loss on the assets due to such changes.

The Company's accounting policy for impairment recognition of investments requires recognition of an other than temporary impairment charge on a security if it is determined that the Company is unable to recover all amounts due under the contractual obligations of the security. In addition, the Company has established specific criteria to be used in the impairment evaluation of an individual portfolio of assets. Specifically, if the asset portfolio supports a runoff operation and is expected to be liquidated prior to maturity to meet liability commitments and has a fair value below amortized cost which will not materially fluctuate as a result of future interest rate changes, then an other than temporary impairment condition has been determined to have occurred. Each individual security within this portfolio is evaluated to determine whether or not it is impaired. Once an impairment charge has been recorded, the Company then continues to review the impaired securities for appropriate valuation on an ongoing basis.

The following table sets forth the after-tax losses incurred by the Company in respect of Closed Book GRC for the two years ended December 31, 1996.

                                         FOR THE YEAR ENDED
                                             DECEMBER 31,
                                         -------------------
                                           1996       1995
                                         ---------  ---------
                 Runoff losses            $  (51)    $  (68)
                 Other than temporary
                   impairment charges        (88)        --
                 Net realized capital
                   losses                    (55)        --
                 Other charges               (32)        --
                                          -------    ------
                 Net loss                 $  (226)   $  (68)
                                          -------    ------
                                          -------    ------

During 1996, Closed Book GRC incurred a $51 million after-tax loss from operations as a result of negative interest spread, as compared with an after-tax loss from operations of $68 million in 1995. With the initiation of the hedge transactions discussed above, which eliminated the possibility that the fair value of Closed Book GRC investments would recover to their current amortized cost, an other than temporary impairment loss of $82 million, after-tax, was determined to have occurred and was recorded in September 1996. An additional other than temporary impairment loss of $6 million, after-tax, occurred in the fourth quarter of 1996, bringing the total impairment to $88 million. Also, during the third quarter of 1996, Closed Book GRC had asset sales resulting in proceeds of approximately $500 million and a realized loss of $55 million, after-tax. The asset sales were undertaken as a result of liquidity needs and favorable market conditions for certain securities. Other charges of $32 million, after-tax, were also incurred in the third quarter of 1996.

In response to the losses associated with Closed Book GRC, the Company instituted an improved risk management process. Management expects that the net income (loss) from Closed Book GRC in the years subsequent to 1996 will be immaterial based on the Company's current projections for the performance of the assets and liabilities associated with Closed Book GRC, the Company's expectations regarding future sales of assets from the Closed Book GRC portfolio from time to time in order to make the necessary payment on maturing Closed Book GRC liabilities and the stabilizing effect of the hedge transactions. In determining the projected Closed Book GRC net income in years subsequent to 1996, the Company assumed that yield spreads implicit in market values would be consistent with historic trends. In addition, the Company assumed that there would be no material credit losses in respect of assets supporting Closed Book GRC. However, no assurance can be given that, under certain unanticipated economic circumstances, which result in the Company's assumptions proving inaccurate, further losses in respect of Closed Book GRC will not occur in the future. To date, such asset sales have been consistent with the Company's expectations.

As of December 31, 1996, Closed Book GRC had general account assets of $3.6 billion and general account liabilities of $3.6 billion. Closed Book GRC assets consisted of $2.7 billion of fixed maturity securities (including $21 million of MBSs and $1.03 billion of CMOs), a $471 million market-neutral portfolio based on London interbank offered quotations for U.S. dollar deposits and $432 million of cash or short-term instruments. Of the $3.6 billion in Closed Book GRC liabilities remaining as of December 31, 1996, the scheduled maturity of such guaranteed rate contracts are as follows: $1.2 billion or 33% in 1997, $1.1 billion or 31% in 1998, $0.8 billion or 22% in 1999 and
$0.5 billion or 14% thereafter.

ITEM 8.
           CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements and Schedules.

ITEM 9.
             DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

                                    PART IV

ITEM 14.

      EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents Filed:
      (1) See Index to Consolidated Financial Statements and Schedules.
      (2) See Exhibits Index.
(b) No reports on Form 8-K have been filed during the last quarter of 1996.

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Report of Management                              F-1

Report of Independent Public Accountants          F-2

Consolidated Statements of Income for the         F-3
  three years ended December 31, 1996

Consolidated Balance Sheets as of December        F-4
  31, 1996 and 1995

Consolidated Statements of Stockholder's
Equity for the three years ended
December 31, 1996                                 F-5

Consolidated Statements of Cash Flows for the     F-6
  three years ended December 31, 1996

Notes to Consolidated Financial Statements     F-7 thru F-21

Schedule I--Summary of Investments--Other
than Investments in Affiliates as of December
31, 1996                                          S-1

Schedule III--Supplementary Insurance
Information for the three years ended
December 31, 1996                                 S-2

Schedule IV--Reinsurance for the three years
  ended December 31, 1996                         S-3

All schedules not listed above have been omitted because they are not applicable or the amounts are insignificant, immaterial or the information has been otherwise supplied in the financial statements or notes thereto.

                             REPORT OF MANAGEMENT

The management of Hartford Life Insurance Company and subsidiaries ("the Company") is responsible for the preparation and integrity of the information contained in the accompanying consolidated financial statements and other sections of the Annual Report. The consolidated financial statements are prepared in accordance with generally accepted accounting principles, and, where necessary, include amounts that are based on management's informed judgments and estimates. Management believes these statements present fairly the Company's financial position and results of operations, and, that any other information contained in the Annual Report is consistent with the financial statements.

Management has made available the Company's financial records and related data to Arthur Andersen LLP, independent public accountants, in order for them to perform an audit of the Company's consolidated financial statements. Their report appears on Page F-2.

An essential element in meeting management's financial responsibilities is the Company's system of internal controls. These controls, which include accounting controls and the internal auditing program, are designed to provide reasonable assurance that assets are safeguarded, and transactions are properly authorized, executed and recorded. The controls, which are documented and communicated to employees in the form of written codes of conduct and policies and procedures, provide for the careful selection of personnel and for appropriate division of responsibility. Management continually monitors for compliance, while the Company's internal auditors independently assess the effectiveness of the controls and make recommendations for improvement. Also, Arthur Andersen LLP took into consideration the Company's system of internal controls in determining the nature, timing and extent of its audit tests.

Another important element is management's recognition of its responsibility for fostering a strong, ethical climate, thereby ensuring that the Company's affairs are transacted according to the highest standards of personal and professional conduct. The Company has a long-standing reputation of integrity in business conduct and utilizes communication and education to create and fortify a strong compliance culture.

The Audit Committee of the Board of Directors of The Hartford, composed of non-employee directors, meets periodically with the external and internal auditors to evaluate the effectiveness of the work performed by them in discharging their respective responsibilities and to ensure their independence and free access to the Committee.

                        REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Hartford Life Insurance Company and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Hartford
Life Insurance Company (a Connecticut corporation and wholly-owned subsidiary of Hartford Life and Accident Insurance Company) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements and the schedules referred to below are the responsibility of Hartford Life Insurance Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hartford Life Insurance Company and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

As discussed in Note 2 of Notes to Consolidated Financial Statements,
Hartford Life Insurance Company adopted a new accounting standard promulgated by the Financial Accounting Standards Board, changing its method of accounting, as of January 1, 1994, for debt and equity securities .

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

Hartford, Connecticut
February 10, 1997

               HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                (in millions)

                                           FOR THE YEARS ENDED DECEMBER 31,
                                         ----------------------------------
                                            1996           1995       1994
                                           ---------   ---------  ---------

Revenues

Premiums and other considerations          $1,705      $   1,487  $   1,100
  Net investment income                     1,397          1,328      1,292
  Net realized capital (losses) gains        (213)           (11)         7
                                           ------      ---------  ---------
    Total revenues                          2,889          2,804      2,399
                                           ------      ---------  ---------

Benefits, claims and expenses
  Benefits, claims and claim adjustment
    expenses                                1,535          1,422      1,405
  Amortization of deferred policy
    acquisition costs                         234            199        145
  Dividends to policyholders                  635            675        419
  Other insurance expenses                    427            317        227
                                           ------      ---------  ---------
    Total benefits, claims and expenses     2,831          2,613      2,196
                                           ------      ---------  ---------

Income before income tax expense               58            191        203
Income tax expense                             20             62         65
                                           ------      ---------  ---------
Net income                                    $38      $     129  $     138
                                           ------      ---------  ---------
                                           ------      ---------  ---------

    The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                    (in millions except for share data)

                                                       AS OF DECEMBER 31,
                                                      --------------------
                                                        1996       1995
                                                      ---------  ---------

Assets

Investments:

Fixed maturities, available for sale,
 at fair value (amortized cost $13,579
 and $14,440)                                          $  13,624  $  14,400
Equity securities, available for sale, at fair value         119         63
Policy loans, at outstanding balance                       3,836      3,381
Mortgage loans, at outstanding balance                         2        265
Other investments, at cost                                    54        156
                                                      ---------  ---------
  Total investments                                     17,635     18,265
                                                      ---------  ---------
Cash                                                        43         46

Premiums and amounts receivable                            137        165

Accrued investment income                                  407        394
Reinsurance recoverable                                  6,066      6,221
Deferred policy acquisition costs                        2,760      2,188
Deferred income tax                                        474        420
Other assets                                               357        234
Separate account assets                                 49,690     36,264
                                                     ---------  ---------
   Total assets                                      $  77,569  $  64,197
                                                     ---------  ---------
                                                     ---------  ---------
Liabilities
Future policy benefits                               $   2,281  $   2,373
Other policyholder funds                                22,134     22,598
Other liabilities                                        1,572      1,233
Separate account liabilities                            49,690     36,264
                                                    ----------  ---------
   Total liabilities                                    75,677     62,468
                                                    ----------  ---------
Stockholder's Equity
Common stock, $5,690 par value, 1,000
shares authorized, issued and outstanding                   6          6
Capital surplus                                         1,045      1,007
Net unrealized capital gain (loss) on
investments, net of tax                                    30        (57)
Retained earnings                                         811        773
                                                      --------  ---------
   Total stockholder's equity                           1,892      1,729
                                                      --------  ---------
   Total liabilities and stockholder's equity       $  77,569  $  64,197
                                                     ---------  ---------
                                                     ---------  ---------


    The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements.

                  HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   Consolidated Statements of Stockholder's Equity
                                 (in millions)

                                                                                 NET UNREALIZED
                                                                                     CAPITAL
                                                                                   GAIN (LOSS)                      TOTAL
                                                         COMMON       CAPITAL    ON INVESTMENTS,    RETAINED    STOCKHOLDER'S
                                                          STOCK       SURPLUS      NET OF TAX       EARNINGS       EQUITY
                                                      -------------  ---------  -----------------  -----------  -------------

Balance, December 31, 1993..........................    $       6    $     676      $      (5)      $     516     $   1,193

Net income..........................................       --           --             --                 138           138

Dividends declared on common stock..................       --           --             --                 (10)          (10)

Capital contribution................................       --              150         --              --               150

Change in net unrealized capital loss on
  investments, net of tax (1).......................       --           --               (649)         --              (649)
                                                         ---------    --------     ----------       ---------     ---------

Balance, December 31, 1994..........................            6          826           (654)            644           822

Net income..........................................       --           --             --                 129           129

Capital contribution................................       --              181         --              --               181

Change in net unrealized capital gain on
  investments, net of tax...........................       --           --                597          --               597
                                                         ---------    --------     ----------       ---------     ---------

Balance, December 31, 1995..........................            6        1,007            (57)            773         1,729

Net income..........................................       --           --             --                  38            38

Capital contribution................................                        38                                           38

Change in net unrealized capital gain on
  investments, net of tax...........................       --           --                 87          --                87
                                                         ---------    --------     ----------       ---------     ---------

Balance, December 31, 1996..........................    $       6    $   1,045      $      30       $     811     $   1,892
                                                         ---------    --------     ----------       ---------     ---------
                                                         ---------    --------     ----------       ---------     ---------

------------------------

(1) The 1994 change in net unrealized capital loss on investments, net of tax, includes a gain of $91 due to the adoption of SFAS No. 115 as discussed in
    Note 2(b) of Notes to Consolidated Financial Statements.


    The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in millions)

                                                        FOR THE YEARS ENDED DECEMBER 31,
                                              ---------------------------------------------------
                                                1996                  1995           1994
                                             ------------        ------------      ----------
Operating Activities
Net income..................................        $38        $     129             $  138
Adjustments to net income:
Net realized capital losses (gains) on sale
  of investments............................         213              11                 (7)
Net amortization of premium on fixed
  maturities................................          14              21                 41
Increase in deferred income taxes...........        (102)           (172)              (128)
Increase in deferred policy acquisition
  costs.....................................        (572)           (379)              (441)
Decrease (increase) in premiums and amounts
  receivable................................          10             (81)                10
Increase in accrued investment income.......         (13)            (16)              (106)
(Increase) decrease in other assets.........        (132)           (177)               101
Decrease (increase) in reinsurance recoverable       179             (35)                75
(Decrease) increase in liability for future
  policy benefits...........................         (92)             483               224
Increase in other liabilities...............         477              281               191
                                                  -------         -------            ------
Cash provided by operating activities.......          20               65                98
                                                  -------         -------            ------
Investing Activities
Purchases of fixed maturity investments.....      (5,747)          (6,228)           (9,127)
Sales of fixed maturity investments.........       3,459            4,845             5,713
Maturities and principal paydowns of fixed
  maturity investments......................       2,693            1,741             1,931
Net purchase of other investments...........        (107)            (871)           (1,338)
Net sales (purchases) of short-term
  investments...............................          84              (24)              135
                                                  -------         -------            ------
  Cash provided by (used for) investing
   activities...............................         382             (537)           (2,686)
                                                  -------         -------            ------
Financing Activities
Capital contribution........................          38             --                 150
Dividends paid..............................          --             --                 (10)
Net (disbursements for) receipts from
  investment and universal life-type
  contracts (charged from) credited to
  policyholder accounts.....................        (443)             498             2,467
                                                  -------         -------            ------
  Cash (used for) provided by financing
   activities...............................        (405)             498             2,607
                                                  -------         -------            ------
Net (decrease) increase in cash                       (3)              26                19
Cash--beginning of year.....................           46              20                 1
                                                  -------         -------            ------
Cash--end of year...........................          $43         $    46            $   20
                                                  -------         -------            ------
                                                  -------         -------            ------

    The accompanying Notes to Consolidated Financial Statements are an integral part of the above statements.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN MILLIONS)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

These consolidated financial statements include Hartford Life Insurance
Company and its wholly-owned subsidiaries (the "Company"), ITT Hartford Life and Annuity Insurance Company ("ILA") and ITT Hartford International Life Reassurance Corporation ("HLRe"), formerly American Skandia Life Reinsurance Corporation. The Company is a wholly-owned subsidiary of Hartford Life and Accident Insurance Company ("HLA"), a wholly-owned subsidiary of Hartford Life, Inc. ("Hartford Life"), a direct subsidiary of Hartford Accident and Indemnity Company, an indirect subsidiary of ITT Hartford Group, Inc. ("The Hartford"). Hartford Life was formed on December 13, 1996 and capitalized on December 16, 1996 with the contribution of all the outstanding common stock of HLA. On February 10, 1997, The Hartford, the ultimate parent of Hartford Life, announced its intention to sell up to 20% of Hartford Life during the second quarter of 1997. Management believes that this transaction will not have a material impact on the operations of the Company (See Note 11).

On December 19, 1995, ITT Industries, Inc. (formerly ITT Corporation)("ITT") distributed all the outstanding shares of capital stock of The Hartford to ITT stockholders of record on such date (the transactions relating to such distribution are referred to herein as the "ITT Spin-off"). As a result of the ITT Spin-off, The Hartford became an independent, publicly traded company.

The Company is a leading insurance and financial services company which provides: (a) investment products such as individual variable annuities and fixed market value adjusted annuities, deferred compensation plan services and mutual funds for savings and retirement needs; (b) life insurance for income protection and estate planning; and (c) employee benefits products such as corporate owned life insurance.

2. SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

These financial statements present the financial position, results of operations and cash flows of the Company, and all material intercompany transactions and balances between Hartford Life Insurance Company and its subsidiaries have been eliminated. The consolidated financial statements are prepared on a basis of generally accepted accounting principles which differ materially from the statutory accounting prescribed by various insurance regulatory authorities.

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

(b) Changes in Accounting Principles

On November 14, 1996, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 96-12, "Recognition of Interest Income and Balance Sheet Classification of Structured Notes". This Issue requires companies to record income on certain structured securities on a retrospective interest method. The Company adopted EITF No. 96-12 for structured securities acquired after November 14, 1996. Adoption of EITF No. 96-12 did not have a material effect on the Company's financial condition or results of operations.

In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". This statement established criteria for determining whether transferred assets should be accounted for as sales or secured borrowings. Subsequently, in December 1996, the FASB issued SFAS No. 127, "Deferral of Effective Date of Certain Provisions of FASB Statement No. 125", which defers the effective date of certain provisions of SFAS No. 125 for one year. Adoption of SFAS No. 125 is not expected to have a material effect on the Company's financial condition or results of operations.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", which is effective in 1996. As permitted by SFAS No. 123, the Company continues to measure compensation costs of employee stock option plans (relating to options on common stock of The Hartford) using the intrinsic value method prescribed by Accounting Principles Board Opinion No.
25. As of February 10, 1997, the Company had not adopted an employee stock compensation plan. Certain officers of the Company participate in The Hartford's stock option plan.

Compensation costs allocated by The Hartford to the Company, as well as pro forma compensation costs as determined under SFAS No. 123, were immaterial to the results of operations for 1996 and 1995.

Effective January 1, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The new standard requires, among other things, that securities be classified as "held-to-maturity", "available-for-sale" or "trading" based on the Company's intentions with respect to the ultimate disposition of the security and its ability to effect those intentions. The classification determines the appropriate accounting carrying value (cost basis or fair value) and, in the case of fair value, whether the fair value difference from cost, net of tax, impacts stockholder's equity directly or is reflected in the Consolidated Statements of Income. Investments in equity securities had previously been and continue to be recorded at fair value with the corresponding after-tax impact included in stockholder's equity. Under SFAS No. 115, the Company's fixed maturity investments are classified as "available-for-sale" and, accordingly, these investments are reflected at fair value with the corresponding impact included as a component of stockholder's equity designated as "Net unrealized capital gain (loss) on investments, net of tax." As with the underlying investment security, unrealized capital gains and losses on derivative financial instruments are considered in determining the fair value of the portfolios. The impact of adoption was an increase to stockholder's equity of $91 million. The Company's cash flows were not impacted by this change in accounting principle.

(c) Revenue Recognition
Revenues for universal life policies and investment products consist of policy charges for the cost of insurance, policy administration and surrender charges assessed to policy account balances and are recognized in the period in which services are provided. Premiums for traditional life insurance policies are recognized as revenues when they are due from policyholders.

(d) Future Policy Benefits and Other Policyholder Funds

Liabilities for future policy benefits are computed by the net level premium method using interest rate assumptions varying from 3% to 11% and withdrawal and mortality assumptions appropriate at the time the policies were issued. Liabilities for universal life-type and investment contracts are stated at policyholder account values before surrender charges.

(e) Deferred Policy Acquisition Costs
Policy acquisition costs, including commissions and certain underwriting expenses associated with acquiring business, are deferred and amortized over the estimated lives of the contracts, generally 20 years. Generally, acquisition costs are deferred and amortized using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of expected gross profits from surrender charges, investment, mortality and expense margins. Actual gross profits can vary from management's estimates resulting in increases or decreases in the rate of amortization. Management periodically updates these estimates, when appropriate, and evaluates the recoverability of the deferred acquisition cost asset. When appropriate, management revises its assumptions on the estimated gross profits of these contracts and the cumulative amortization for the books of business are reestimated and readjusted by a cumulative charge or credit to income.

(f) Policyholder Realized Capital Gains and Losses
Realized capital gains and losses on security transactions associated with the Company's immediate participation guaranteed contracts are excluded from revenues and deferred, since under the terms of the contracts the realized gains and losses will be credited to policyholders in future years as they are entitled to receive them.

(g) Foreign Currency Translation
Foreign currency translation gains and losses are reflected in stockholder's equity. Balance sheet accounts are translated at the exchange rates in effect at each year end and income statement accounts are translated at the average rates of exchange prevailing during the year. The national currencies of international operations are generally their functional currencies.

(h) Investments
The Company's investments in fixed maturities include bonds, redeemable preferred stock and commercial paper which are classified as "available-for-sale" and accordingly are carried at fair value with the after-tax difference from cost reflected as a component of stockholder's equity designated as "Net unrealized capital gain (loss) on investments, net of tax". Equity securities, which include common and non-redeemable preferred stocks, are carried at fair value with the after-tax difference from cost reflected in stockholder's equity. Policy and mortgage loans are each carried at their outstanding balance which approximates fair value. Investments in partnerships and trusts are carried at cost. Net realized capital gains (losses), after deducting the policyholders' share, are reported as a component of revenue and are determined on a specific identification basis.

The Company's accounting policy for impairment recognition requires recognition of an other than temporary impairment charge on a security if it is determined that the Company is unable to recover all amounts due under the contractual obligations of the security. In addition, the Company has established specific criteria to be used in the impairment evaluation of an individual portfolio of assets. Specifically, if the asset portfolio is supporting a runoff operation, is forced to be liquidated prior to maturity to meet liability commitments, and has fair value below amortized cost, which will not materially fluctuate as a result of future interest rate changes, then an other than temporary impairment condition has been determined to have occurred. Each individual security within that portfolio is evaluated to determine whether or not it is impaired. Once an impairment charge has been recorded, the Company then continues to review the individual impaired securities for appropriate valuation on an ongoing basis.

During 1996, it was determined that certain individual securities within the investment portfolio supporting the Company's closed block of guaranteed rate contracts ("Closed Book GRC") were impaired. With the initiation of certain hedge transactions, which eliminated the possibility that the fair value of the Closed Book GRC investments would recover to their current amortized cost, an other than temporary impairment loss of $88 after tax was determined to have occurred and was recorded.

(i) Derivative Financial Instruments
The Company uses a variety of derivative financial instruments including swaps, caps, floors, forwards and exchange traded financial futures and options as part of an overall risk management strategy. These instruments are used as a means of hedging exposure to price, foreign currency and/or interest rate risk on anticipated investment purchases or existing assets and liabilities. The Company does not hold or issue derivative financial instruments for trading purposes. The Company's accounting for derivative financial instruments used to manage risk is in accordance with the concepts established in SFAS No. 80, "Accounting for Futures Contracts," SFAS No. 52, "Foreign Currency Translation", American Institute of Certified Public Accountants Statement of Position 86-2, "Accounting for Options", and various EITF pronouncements. Written options are, in all cases, used in conjunction with other assets and derivatives as part of the Company's asset/liability management strategies. Derivative instruments are carried at values consistent with the asset or liability being hedged. Derivatives used to hedge fixed maturities or equities are carried at fair value with the after-tax difference from cost reflected in stockholder's equity. Derivatives used to hedge other invested assets or liabilities are carried at cost.

Derivatives must be designated at inception as a hedge and measured for effectiveness both at inception and on an ongoing basis. The Company's minimum correlation threshold for hedge designation is 80%. If correlation, which is assessed monthly and measured based on a rolling three month average, falls below 80%, hedge accounting will be terminated. Derivatives used to create a synthetic asset must meet synthetic accounting criteria including designation at inception and consistency of terms between the synthetic and the instrument being replicated. Interest rate swaps are the primary type of derivatives used to convert London interbank offered quotations for U.S. dollar deposits ("LIBOR") based variable rate instruments to fixed rate instruments. Synthetic instrument accounting, consistent with industry practice, provides that the synthetic asset is accounted for like the financial instrument it is intended to replicate. Derivatives which fail to meet risk management criteria are marked to market with the impact reflected in the Consolidated Statements of Income.

Gains or losses on financial futures contracts entered into in anticipation of the future receipt of product cash flows are deferred and, at the time of the ultimate purchase, reflected as an adjustment to the cost basis of the purchased asset. Gains or losses on futures used in invested asset risk management are deferred and adjusted into the cost basis of the hedged asset when the futures contracts are closed, except for futures used in duration hedging which are deferred and are adjusted into the cost basis on a quarterly basis. The adjustments to the cost basis are amortized into investment income over the remaining asset life.

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

The cost of purchased options and/or premiums received on covered written options, entered into as part of an asset/liability management strategy, is/are adjusted into the cost basis of the underlying asset or liability and amortized over the remaining life of the hedge. Gains or losses on expiration or termination of the hedge are adjusted into the basis of the underlying asset or liability and amortized over the remaining asset life. The Company had no written options as of December 31, 1996 and 1995.

Interest rate swaps involve the periodic exchange of payments without the exchange of underlying principal or notional amounts. Net receipts or payments are accrued and recognized over the life of the swap agreement as an adjustment to income. Should the swap be terminated, the gain or loss is adjusted into the basis of the asset or liability and amortized over the remaining life. Should the hedged asset be sold or liability terminated without terminating the swap position, any swap gains or losses are immediately recognized in earnings. Interest rate swaps purchased in anticipation of an asset purchase (an "anticipatory transaction") are recognized consistent with the underlying asset components such that the settlement component is recognized in the Consolidated Statements of Income while the change in market value is recognized as an unrealized gain or loss.

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

(j) Related Party Transactions
Transactions of the Company with HLA and its affiliates relate principally to tax settlements, reinsurance, insurance coverage, rental and service fees and payment of dividends and capital contributions. In addition, certain affiliated insurance companies purchased group annuity contracts from the Company to fund pension costs and claim annuities to settle casualty claims. Substantially all general insurance expenses related to the Company, including rent and employee benefit plan expenses, are initially paid by Hartford Fire Insurance Company, an indirect subsidiary of The Hartford ("Hartford Fire"). Direct expenses are allocated to the Company using specific identification, and indirect expenses are allocated using other applicable methods. Indirect expenses include those for corporate areas which, depending on the type, are allocated based on either a percentage of direct expenses or on utilization. Indirect expenses allocated to the Company by Hartford Fire were $40, $45 and $41 in 1996, 1995 and 1994, respectively. Management of the Company believes that the methods used are reasonable. In addition, the Company was charged its share of costs allocated to The Hartford by ITT prior to the ITT Spin-off, which were immaterial in 1995 and 1994. The Company had a receivable from The Hartford of $1 and a payable to The
Hartford of $2 at December 31, 1996 and 1995, respectively.

In 1996, the Company ceded approximately $33.3 billion of group life insurance in force and $318 million of disability premium to HLA and assumed $8.5 billion of individual life insurance in force from HLA.

On June 30, 1995, the ownership of ITT Lyndon Insurance Company was transferred to the Company via a capital contribution of $181 million, representing the net assets of the company. Also, in 1996, the Company received a capital contribution of $37.5 million from it's parent HLA.

(k) Dividends to Policyholders
Certain life insurance policies contain dividend payment provisions that enable the policyholder to participate in the earnings of the life insurance subsidiaries of the Company. The participating insurance in force accounted for 44%, 41%, and 43% in 1996, 1995, and 1994, respectively, of total life insurance in force.

3. INVESTMENTS

----------------------------------------------------------------------------------------------------------------------------
                                                                                           YEAR ENDED DECEMBER 31,
                                                                                       -------------------------------
                                                                                         1996       1995       1994
                                                                                       ---------  ---------  ---------
(a) Components of Net Investment Income
Interest income......................................................................  $   1,452  $   1,338  $   1,247
(Losses) income from other investments...............................................        (42)         1         54
                                                                                       ---------  ---------  ---------
Gross investment income..............................................................      1,410      1,339      1,301
Less: Investment expenses............................................................         13         11          9
                                                                                       ---------  ---------  ---------
Net investment income................................................................  $   1,397  $   1,328  $   1,292
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
                                                                                                YEAR ENDED DECEMBER 31,
                                                                                            -------------------------------
                                                                                              1996       1995       1994
                                                                                            ---------  ---------  ---------
(b) Components of Net Realized Capital Gains (Losses)
Fixed maturities..........................................................................  $    (201) $      23  $     (34)
Equity securities.........................................................................          2         (6)       (11)
Real estate and other.....................................................................         (4)       (25)        47
Less: (Increase) decrease in liability to policyholders for realized capital gains
  (losses)................................................................................        (10)        (3)         5
                                                                                            ---------        ---        ---
Net realized capital (losses) gains.......................................................  $    (213) $     (11) $       7
                                                                                            ---------        ---        ---
                                                                                            ---------        ---        ---
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                      YEAR ENDED DECEMBER 31,
                                                                                               -----------------------------------
                                                                                                  1996         1995         1994
                                                                                                  -----        -----       -----
(c) Net Unrealized Capital Gains (Losses) on Equity Securities
Gross unrealized gains.......................................................................   $      13    $       4   $       2
Gross unrealized losses......................................................................          (1)          (2)        (11)
                                                                                                                    --          --
                                                                                                      ---
Net unrealized capital gains (losses)........................................................          12            2          (9)
Deferred income tax liability (asset)........................................................           4            1          (3)
                                                                                                      ---           --          --

Net unrealized capital gains (losses), after tax.............................................           8            1          (6)
Balance beginning of year....................................................................           1           (6)         (5)
                                                                                                      ---           --          --

Change in net unrealized capital gains (losses) on investments...............................   $       7    $       7   $      (1)
                                                                                                      ---           --          --
                                                                                                      ---           --          --


----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
                                                                                               YEAR ENDED DECEMBER 31,
                                                                                           -------------------------------
                                                                                             1996       1995       1994
                                                                                           ---------  ---------  ---------
(d) Net Unrealized Capital Gains (Losses) on Fixed Maturities
Gross unrealized gains...................................................................  $     386  $     529  $     150
Gross unrealized losses..................................................................       (341)      (569)    (1,185)
Unrealized (gains) losses credited to policyholders......................................        (11)       (52)        37
                                                                                           ---------  ---------  ---------
Net unrealized capital gains (losses)....................................................         34        (92)      (998)
Deferred income tax liability (asset)....................................................         12        (34)      (350)
                                                                                           ---------  ---------  ---------
Net unrealized capital gains (losses), after tax.........................................         22        (58)      (648)
Balance beginning of year................................................................        (58)      (648)       161
                                                                                           ---------  ---------  ---------
Change in net unrealized capital gains (losses) on investments...........................  $      80  $     590  $    (809)
                                                                                           ---------  ---------  ---------
                                                                                           ---------  ---------  ---------
----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
(e) Components of Fixed Maturities Investments


                                                                                  AS OF DECEMBER 31, 1996
                                                                     --------------------------------------------------
                                                                                      GROSS         GROSS
                                                                      AMORTIZED    UNREALIZED    UNREALIZED     FAIR
                                                                        COST          GAINS        LOSSES       VALUE
                                                                     -----------  -------------  -----------  ---------
U.S. government and government agencies and authorities (guaranteed
  and sponsored)...................................................   $     166     $      12     $      (3)  $     175
U.S. government and government agencies and authorities (guaranteed
  and sponsored)--asset-backed.....................................       1,970           161          (128)      2,003
States, municipalities and political subdivisions..................         373             6           (11)        368
International governments..........................................         281            12            (4)        289
Public utilities...................................................         877            12            (8)        881
All other corporate including international........................       4,656           120          (107)      4,669
All other corporate--asset-backed..................................       3,601            49           (59)      3,591
Short-term investments.............................................       1,655            14           (21)      1,648
                                                                     -----------        -----         -----   ---------
Total fixed maturities.............................................   $  13,579     $     386     $    (341)  $  13,624
                                                                     -----------        -----         -----   ---------
                                                                     -----------        -----         -----   ---------

                                                                                  AS OF DECEMBER 31, 1995
                                                                     --------------------------------------------------
                                                                                      GROSS         GROSS
                                                                      AMORTIZED    UNREALIZED    UNREALIZED     FAIR
                                                                        COST          GAINS        LOSSES       VALUE
                                                                     -----------  -------------  -----------  ---------
U.S. government and government agencies and authorities (guaranteed
  and sponsored)...................................................   $     502     $       4     $      (9)  $     497
U.S. government and government agencies and authorities (guaranteed
  and sponsored)--asset-backed.....................................       3,568           210          (387)      3,391
States, municipalities and political subdivisions..................         201             4            (3)        202
International governments..........................................         291            19            (4)        306
Public utilities...................................................         949            29            (2)        976
All other corporate including international........................       3,065            76           (55)      3,086
All other corporate--asset-backed..................................       5,056           187          (109)      5,134
Short-term investments.............................................         808        --            --             808
                                                                     -----------        -----         -----   ---------
Total fixed maturities.............................................   $  14,440     $     529     $    (569)  $  14,400
                                                                     -----------        -----         -----   ---------
                                                                     -----------        -----         -----   ---------
-----------------------------------------------------------------------------------------------------------------------

The amortized cost and fair value of fixed maturities at December 31, 1996, by maturity, are shown below. Asset-backed securities, including mortgage-backed securities and collateralized mortgage obligations, are distributed to maturity year based on the Company's estimates of the rate of future prepayments of principal over the remaining lives of such securities. These estimates are developed using prepayment speeds reported in broker consensus data and can be expected to vary from actual experience. Expected maturities differ from contractual maturities due to call or prepayment provisions.

------------------------------------------------------------------------------------------------
MATURITY                                                             AMORTIZED COST  FAIR VALUE
                                                                     --------------  ----------
One year or less...................................................  $   2,632       $    2,642
Over one year through five years...................................      5,871            5,928
Over five years through ten years..................................      3,320            3,311
Over ten years.....................................................      1,756            1,743
                                                                     ---------          -------
Total..............................................................  $  13,579       $   13,624
                                                                     ---------          -------
                                                                     ---------          -------
------------------------------------------------------------------------------------------------

Sales of fixed maturities excluding short-term fixed maturities for the years ended December 31, 1996, 1995 and 1994 resulted in proceeds of $3,459, $4,848 and $5,708, respectively, resulting in gross realized capital gains of $87, $91 and $71, respectively, and gross realized capital losses (including investment writedowns) of $298, $72 and $100, respectively, not including policyholder gains and losses. Sales of equity securities for the years ended December 31, 1996, 1995 and 1994 resulted in proceeds of $74, $64 and $159, respectively, resulting in gross realized capital gains of $2, $28 and $3, respectively, and gross realized capital losses of $0, $59 and $14, respectively, not including policyholder gains and losses.

(f) Concentration of Credit Risk
As of December 31, 1996, the Company had a reinsurance recoverable of $3.8 billion from Mutual Benefit Life Assurance Corporation ("Mutual Benefit"), supported by assets in a security trust of $3.8 billion (including policy loans of $3.3 billion). The risk of Mutual Benefit becoming insolvent is mitigated by the reinsurance agreement's requirement that the assets be kept in a security trust with the Company as sole beneficiary. Excluding investments in U.S. government and agencies, the Company has no other significant concentrations of credit risk in fixed maturities.

(g) Derivative Investments
Derivatives play an important role in facilitating the management of interest rate risk, creating opportunities to fund product obligations hedging against indexation risks that affect the value of certain liabilities and adjusting broad investment risk characteristics when dictated by significant changes in market risks. As an end user of derivatives, the Company uses a variety of derivative financial instruments, including swaps, caps, floors, forwards and exchange traded financial futures and options in order to hedge exposure to price, foreign currency and/or interest rate risk on anticipated investment purchases or existing assets and liabilities. The notional amounts of derivative contracts represent the basis upon which pay and receive amounts are calculated and are not reflective of credit risk for derivative contracts. Credit risk for derivative contracts is limited to the amounts calculated to be due to the Company on such contracts. The Company believes it maintains prudent policies regarding the financial stability and credit standing of its major counterparties and typically requires credit enhancement provisions to further limit its credit risk. Many of these derivative contracts are bilateral agreements that are not assignable without the consent of the relevant counterparty. Notional amounts pertaining to derivative financial instruments totaled $9.9 billion and $8.8 billion at December 31, 1996 and 1995, respectively ($7.4 billion and $7.1 billion related to life insurance investments and $2.5 billion and $1.7 billion related to life insurance liabilities at December 31, 1996 and 1995, respectively).

    The following table summarizes the Company's derivatives, segregated by major categories, as of December 31, 1996 and 1995:


---------------------------------------------------------------------------------------------------------------------------
                                                              AMOUNTS HEDGED (NOTIONAL AMOUNTS)(EXCLUDING LIABILITY HEDGES)
                                                              -------------------------------------------------------------
                                                                            PURCHASED
                                                     TOTAL      ISSUED      OPTIONS,                 INTEREST     FOREIGN
                                                   CARRYING     CAPS &       CAPS &       FUTURES      RATE      CURRENCY
1996                                                 VALUE     FLOORS(C)    FLOORS(D)       (E)      SWAPS(H)    SWAPS(F)
-------------------------------------------------  ---------  -----------  -----------  -----------  ---------  -----------
Asset-backed securities (excluding inverse
  floaters and anticipatory).....................  $   5,242   $     500    $   2,454    $  --       $     941   $  --
Inverse floaters(A)..............................        352          98          856       --             346      --
Anticipatory(G)..................................     --          --           --              132      --          --
Other bonds and notes............................      7,369         425          440            5       1,079         125
Short-term investments...........................        661      --           --           --          --          --
                                                   ---------  -----------  -----------       -----   ---------       -----
   Total fixed maturities........................     13,624       1,023        3,750          137       2,366         125
Equity securities, policy loans and other
  investments....................................      4,011      --           --           --              19      --
                                                   ---------  -----------  -----------       -----   ---------       -----
   Total investments.............................  $  17,635   $   1,023    $   3,750    $     137   $   2,385   $     125
                                                   ---------  -----------  -----------       -----   ---------       -----
                                                   ---------  -----------  -----------       -----   ---------       -----
   Total derivatives -fair value(B)..............              $     (10)   $      35    $  --       $     (25)  $      (9)
                                                              -----------  -----------       -----   ---------       -----
                                                              -----------  -----------       -----   ---------       -----
                                                      TOTAL
                                                    NOTIONAL
1996                                                 AMOUNT
-------------------------------------------------  -----------
Asset-backed securities (excluding inverse
  floaters and anticipatory).....................   $   3,895
Inverse floaters(A)..............................       1,300
Anticipatory(G)..................................         132
Other bonds and notes............................       2,074
Short-term investments...........................      --
                                                   -----------
Total fixed maturities...........................       7,401
Equity securities, policy loans and other
  investments....................................          19
                                                   -----------
Total investments................................   $   7,420
                                                   -----------
                                                   -----------
Total derivatives -fair value(B).................  $       (9)
                                                   -----------
                                                   -----------
1995
-------------------------------------------------
Asset-backed securities (excluding inverse
  floaters and anticipatory).....................  $   5,764   $     118    $   3,133    $     322   $     290   $  --
Inverse floaters(A)..............................        711         560          354            6         681      --
Anticipatory(G)..................................     --          --           --              213          25      --
Other bonds and notes............................      7,118          33           66          322         757         187
Short-term investments...........................        807      --           --           --               0      --
                                                   ---------  -----------  -----------       -----   ---------       -----
   Total fixed maturities........................     14,400         711        3,553          863       1,753         187
Equity securities, policy loans and other
  investments....................................      3,865      --           --           --              18      --
                                                   ---------  -----------  -----------       -----   ---------       -----
                                                   ---------  -----------  -----------       -----   ---------       -----
   Total investments.............................  $  18,265   $     711    $   3,553    $     863   $   1,771   $     187
                                                   ---------  -----------  -----------       -----   ---------       -----
                                                   ---------  -----------  -----------       -----   ---------       -----
   Total derivatives -fair value(B)..............              $     (32)   $      46    $  --       $    (108)  $     (24)
                                                   ---------  -----------  -----------       -----   ---------       -----
                                                   ---------  -----------  -----------       -----   ---------       -----
1995
-------------------------------------------------
Asset-backed securities (excluding inverse
  floaters and anticipatory).....................   $   3,863
Inverse floaters(A)..............................       1,601
Anticipatory(G)..................................         238
Other bonds and notes............................       1,365
Short-term investments...........................      --
                                                   -----------
Total fixed maturities...........................       7,067
Equity securities, policy loans and other
  investments....................................          18
                                                   -----------
                                                   -----------
Total investments................................   $   7,085
                                                   -----------
                                                   -----------
Total derivatives -fair value(B).................   $    (118)

---------------------------------------------------------------------------------------------------------------------------

    (A) Inverse floaters are variations of collateralized mortgage obligations ("CMOs") for which the coupon rates move inversely with an index rate such as LIBOR. The risk to principal is considered negligible as the underlying collateral for the securities is guaranteed or sponsored by government agencies. To address the volatility risk created by the coupon variability, the Company uses a variety of derivative instruments, primarily interest rate swaps and purchased caps and floors.

    (B) The fair value of derivative instruments including swaps, caps, floors, futures, options and forward commitments, was determined using a pricing model which is validated through quarterly comparison to dealer quoted market prices, for 1996 and dealer quoted prices for 1995.

    (C) The 1996 data includes issued caps of $433 with a weighted average strike rate of 8.21% (ranging from 7.0% to 9.5%) and over 93% maturing in 2000 through 2005. In addition, issued floors totaled $590, had a weighted average strike rate of 5.17% (ranging from 5.00% to 7.85%) with all of them maturing by the end of 2005. The 1995 data includes issued caps of $475 with a weighted average strike rate of 8.5% (ranging from 7.0% to 10.4%) and over 85% maturing in 2000 through 2004. In addition, issued floors totaled $236, had a weighted average strike rate of 8.1% (ranging from 5.3% to 10.9%) and mature through 2007, with 76% maturing by 2004.

    (D) The 1996 data includes purchased floors of $2.4 billion and purchased caps of $1.3 billion. The floors had a weighted average strike rate of 5.84% (ranging from 3.70% to 7.85%) and over 87% mature in 1997 through 1999. The options mature in 1997. The caps had a weighted average strike rate of 7.59% (ranging from 4.40% to 10.125%) and over 76% mature in 1997 through 2001. The 1995 data includes purchased floors of $1.8 billion and purchased caps of $1.7 billion. The floors had a weighted average strike price of 5.8% (ranging from 3.7% to 6.8%) and over 85% mature in 1997 through 1999. The caps had a weighted average strike price of 7.5% (ranging from 4.5% and 10.1%) and over 82% mature in 1997 through 1999.

    (E) As of December 31, 1996 and 1995, over 39% and 95%, respectively, of the notional futures contracts, expire within one year.

    (F) As of December 31, 1996 and 1995, over 42% and 25%, respectively, of the Company's foreign currency swaps, expire within one year; the balance mature over the succeeding 4 to 5 years.

    (G) Deferred gains and losses on anticipatory transactions are included in the carrying value of bond investments in the Consolidated Balance Sheets. At the time of the ultimate purchase, they are reflected as a basis adjustment to the purchased asset. At December 31, 1996, the Company had $1 million in net deferred gains for futures, interest rate swaps and purchased options. The Company expects to basis adjust $1 million of the deferred gains in 1997. At December 31, 1995, the Company had $5.3 million in net deferred gains for futures, interest rate swaps and purchased options.

    (H) The following table summarizes the maturities by notional value of interest rate swaps outstanding at December 31, 1996 and 1995, and the related weighted average interest pay rate or receive rate. The variable rates represent spot rates (primarily 90 day LIBOR), as of December 31, 1996 and 1995. Such variable rates have been calculated assuming that the spot rates remain unchanged throughout the life of the interest rate swaps.


----------------------------------------------------------------------------------------------------------------------

          1996                                                1997         1998        1999        2000        2001
---------------------------------------------------------     -----        -----     ---------     -----     ---------
Pay Fixed/Receive Variable
--------------------------------
Notional Value...........................................   $  --        $      50   $     125   $      35   $     125
Weighted Average Pay Rate................................      --              5.7%        5.9%        5.5%        5.5%
Weighted Average Receive Rate............................      --              3.2%     --             6.5%        6.4%
Pay Variable/Receive Fixed
Notional Value...........................................   $      86    $      25   $     486   $      74   $     582
Weighted Average Pay Rate................................         7.5%      --             6.4%        6.7%        7.0%
Weighted Average Receive Rate............................         5.6%      --             5.6%        5.7%        6.2%

Pay Variable/Receive Different Variable
---------------------------------------
Notional Value...........................................   $      19    $      15   $  --       $     200   $  --
Weighted Average Pay Rate................................         5.9%         5.7%     --             6.4%     --
Weighted Average Receive Rate............................         3.7%         5.5%     --             5.0%     --
Total Interest Rate Swaps................................   $     105    $      90   $     611   $     309   $     707
Total Weighted Average Pay Rate..........................         7.2%         5.7%        6.3%        6.4%        6.7%
Total Weighted Average Receive Rate......................         5.2%         3.8%        4.3%        5.4%        6.3%

                                                                                       LATEST
1996                                                        THEREAFTER      TOTAL     MATURITY
---------------------------------------------------------  -------------  ---------  -----------
Pay Fixed/Receive Variable
Notional Value...........................................    $     170    $     505        2003
Weighted Average Pay Rate................................          5.7%         5.7%
Weighted Average Receive Rate............................          6.9%         4.7%

Pay Variable/Receive Fixed
---------------------------
Notional Value...........................................    $     349    $   1,602        2007
Weighted Average Pay Rate................................          6.9%         6.8%
Weighted Average Receive Rate............................          5.9%         5.9%

Pay Variable/Receive Different Variable
-----------------------------------------
Notional Value...........................................    $      44    $     278        2003
Weighted Average Pay Rate................................         12.9%         7.4%
Weighted Average Receive Rate............................          6.4%         5.2%
Total Interest Rate Swaps................................    $     563    $   2,385        2007
Total Weighted Average Pay Rate..........................          7.0%         6.6%
Total Weighted Average Receive Rate......................          6.3%         5.5%
----------------------------------------------------------------------------------------------------------------------



----------------------------------------------------------------------------------------------------------------------
          1995                                                 1996         1997         1998        1999        2000
----------------------------------------------------------     -----        -----        -----     ---------     -----
Pay Fixed/Receive Variable
----------------------------
Notional Value............................................   $      15    $      50    $  --       $     453   $      31
Weighted Average Pay Rate.................................         5.0%         7.2%      --             8.1%        7.1%
Weighted Average Receive Rate.............................         5.8%         5.9%      --             5.8%        5.7%

Pay Variable/Receive Fixed
---------------------------
Notional Value............................................   $     100    $      68    $      25   $      25   $      35
Weighted Average Pay Rate.................................         5.9%         8.6%         5.9%     --             5.9%
Weighted Average Receive Rate.............................         2.4%         7.9%         4.0%     --             6.5%

Pay Variable/Receive Different Variable
----------------------------------------
Notional Value............................................   $      50    $      18    $      36   $      12   $     200
Weighted Average Pay Rate.................................         5.8%      --              3.7%        3.5%        4.5%
Weighted Average Receive Rate.............................         5.4%      --              5.6%        5.2%        6.8%
Total Interest Rate Swaps.................................   $     165    $     136    $      61   $     490   $     266
Total Weighted Average Pay Rate...........................         5.8%         7.8%         4.6%        7.6%        5.0%
Total Weighted Average Receive Rate.......................         3.6%         7.2%         4.9%        5.4%        6.6%

                                                                                        LATEST
1995                                                         THEREAFTER      TOTAL     MATURITY
----------------------------------------------------------  -------------  ---------  -----------
Pay Fixed/Receive Variable
----------------------------
Notional Value............................................    $     229    $     778        2004
Weighted Average Pay Rate.................................          7.8%         7.8%
Weighted Average Receive Rate.............................          5.9%         5.9%

Pay Variable/Receive Fixed
------------------------------
Notional Value............................................    $     190    $     443        2007
Weighted Average Pay Rate.................................          5.4%         5.4%
Weighted Average Receive Rate.............................          6.9%         6.9%
Pay Variable/Receive Different Variable
Notional Value............................................    $     234    $     550        2004
Weighted Average Pay Rate.................................         16.3%         5.7%
Weighted Average Receive Rate.............................          5.9%         6.4%
Total Interest Rate Swaps.................................    $     653    $   1,771        2007
Total Weighted Average Pay Rate...........................          7.3%         6.9%
Total Weighted Average Receive Rate.......................          6.3%         5.8%

----------------------------------------------------------------------------------------------------------------------

   In addition, interest rate sensitivity related to certain Company insurance liabilities was altered primarily through interest rate swap agreements. The notional amount of the liability agreements in which the Company generally pays one variable rate in exchange for another was $2.4 billion and $1.7 billion at December 31, 1996 and 1995, respectively. As of December 31, 1996, the weighted average pay rate was 5.6% and the weighted average receive rate was 6.5%. These agreements mature at various times through 2001.

    A reconciliation between notional amounts at December 31, 1995 and 1996 by derivative type and strategy is as follows:

---------------------------------------------------------------------------------------------------------------------------
                                                                                         BY DERIVATIVE TYPE
                                                                       ----------------------------------------------------
                                                                        12/31/95                                 12/31/96
                                                                        NOTIONAL                  MATURITIES/    NOTIONAL
                                                                         AMOUNT      ADDITIONS   TERMINATIONS     AMOUNT
                                                                       -----------  -----------  -------------  -----------
Caps.................................................................   $   2,184    $   1,286     $   1,715     $   1,755
Floors...............................................................       2,180        2,053         1,065         3,168
Options..............................................................      --               10        --                10
Swaps/Forwards.......................................................       3,566        3,989         2,694         4,861
Futures..............................................................         863        2,092         2,818           137
                                                                       -----------  -----------       ------    -----------
Total................................................................   $   8,793    $   9,430     $   8,292     $   9,931
                                                                       -----------  -----------       ------    -----------
                                                                       -----------  -----------       ------    -----------
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
                                                                                           BY STRATEGY
                                                                       ----------------------------------------------------
                                                                        12/31/95                                 12/31/96
                                                                        NOTIONAL                  MATURITIES/    NOTIONAL
                                                                         AMOUNT      ADDITIONS   TERMINATIONS     AMOUNT
                                                                       -----------  -----------  -------------  -----------
Liability............................................................   $   1,708    $   1,940     $   1,137     $   2,511
Anticipatory.........................................................         238          516           622           132
Asset................................................................       2,984        1,265         2,137         2,112
Portfolio............................................................       3,863        5,709         4,396         5,176
                                                                       -----------  -----------       ------    -----------
Total................................................................   $   8,793    $   9,430     $   8,292     $   9,931
                                                                       -----------  -----------       ------    -----------
                                                                       -----------  -----------       ------    -----------
---------------------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------------
(h) Fair Value of Financial Instruments

                                                                               AS OF                 AS OF
                                                                         DECEMBER 31, 1996     DECEMBER 31, 1995
                                                                        --------------------  --------------------
                                                                        CARRYING     FAIR     CARRYING     FAIR
                                                                         AMOUNT      VALUE     AMOUNT      VALUE
                                                                        ---------  ---------  ---------  ---------
Assets
Fixed maturities......................................................  $  13,624  $  13,624  $  14,400  $  14,400
Equity securities.....................................................        119        119         63         63
Policy loans..........................................................      3,836      3,836      3,381      3,381
Mortgage loans........................................................          2          2        265        265
Investments in partnerships and trust.................................         48         48         94         97
Other.................................................................          6         56         62         62
Liabilities
Other policy benefits.................................................  $  11,707  $  11,469  $  12,727  $  12,767
---------------------------------------------------------------------------------------------------------------------------

    The following methods and assumptions were used to estimate the fair value of each class of financial instrument: fair value for fixed maturities and equity securities approximate those quotations published by applicable stock exchanges or received from other reliable sources; policy and mortgage loan carrying amounts approximate fair value; investments in partnerships and trusts are based on external market valuations from partnership and trust managements; fair value of derivative instruments, including swaps, caps, floors, futures, and forward commitments, is determined by using a pricing model which is validated through quarterly comparison to dealer quoted market prices; and other policy benefits payable for investment type contracts are determined by estimating future cash flows discounted at the year end market rate.

4. INCOME TAX

    Hartford Life and The Hartford have entered into a tax sharing agreement under which each member, including the Company, in the consolidated U.S. federal income tax return will make payments between them such that, with respect to any period, the amount of taxes to be paid by Hartford Life for the Company, subject to certain adjustments, generally will be determined as though the Company were to file separate federal, state and local income tax returns.

    As long as The Hartford continues to beneficially own, directly or indirectly, at least 80% of the combined voting power and 80% of the value of the outstanding capital stock of Hartford Life, the Company will be included for federal income tax purposes in the consolidated group of which The Hartford is the common parent. It is the current intention of The Hartford and its subsidiaries to continue to file a consolidated federal income tax return. The Company will continue to remit to (receive from) The Hartford a current income tax provision (benefit) computed in accordance with such tax sharing agreement. The Company's effective tax rate was 35%, 32% and 32% in 1996, 1995 and 1994, respectively.

INCOME TAX EXPENSE WAS AS FOLLOWS:

---------------------------------------------------------------------------------------------------------------------------
                                                                                                YEAR ENDED DECEMBER 31,
                                                                                            -------------------------------
                                                                                              1996       1995       1994
                                                                                            ---------  ---------  ---------
Current...................................................................................  $     122  $     211  $     185
Deferred..................................................................................       (102)      (149)      (120)
                                                                                            ---------  ---------  ---------
Total.....................................................................................  $      20  $      62  $      65
                                                                                            ---------  ---------  ---------
                                                                                            ---------  ---------  ---------

---------------------------------------------------------------------------------------------------------------------------

    A reconciliation of the tax provision at the U.S. federal statutory rate to the provision for income taxes was as follows:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                      YEAR ENDED DECEMBER 31,
                                                                                               ------------------------------------
                                                                                                  1996         1995         1994
                                                                                                  -----        -----        -----
Tax provision at U.S. statutory rate.........................................................   $      20    $      67    $     71
Tax-exempt income............................................................................      --               (3)         (3)
Foreign tax credit...........................................................................      --               (4)         (1)
Other........................................................................................      --                2          (2)
                                                                                                      ---          ---          ---
Total........................................................................................   $      20    $      62    $      65
                                                                                                      ---          ---          ---
                                                                                                      ---          ---          ---
-----------------------------------------------------------------------------------------------------------------------------------

    Income taxes paid were $189, $162 and $244 in 1996, 1995 and 1994, respectively. The current tax refund due from The Hartford to the Company was $72 and $8 as of December 31, 1996 and 1995, respectively.

    Deferred tax assets (liabilities) included the following:

----------------------------------------------------------------------------------------------------
                                                                                 AS OF DECEMBER 31,
                                                                                --------------------
                                                                                  1996       1995
                                                                                ---------  ---------
Tax return deferred acquisition costs.........................................  $     514  $     410
Financial statement deferred acquisition costs and reserves...................       (242)       138
Employee benefits.............................................................          8          8
Unrealized (gain) loss on investments.........................................        (16)        32
Investments and other.........................................................        210       (168)
                                                                                ---------  ---------
Total.........................................................................  $     474  $     420
                                                                                ---------  ---------
                                                                                ---------  ---------
----------------------------------------------------------------------------------------------------

    Prior to the Tax Reform Act of 1984, the Life Insurance Company Income Tax Act of 1959 permitted the deferral from taxation of a portion of statutory income under certain circumstances. In such circumstances, the deferred income was accumulated in a "Policyholders' Surplus Account" and will be taxable in the future only under conditions which management considers to be remote; therefore, no Federal income taxes have been provided on this deferred income. The balance for tax return purposes of the Policyholders' Surplus Account as of December 31, 1996 was $37.

5. REINSURANCE

    The Company cedes insurance to non-affiliated insurers in order to limit its maximum loss. Such transfer does not relieve the Company of its primary liability. The Company also assumes insurance from other insurers.

LIFE INSURANCE NET RETAINED PREMIUMS WERE COMPRISED OF THE FOLLOWING:

----------------------------------------------------------------------------------------------------------------------
                                                                                        FOR THE YEARS ENDED DECEMBER
                                                                                                     31,
                                                                                       -------------------------------
                                                                                         1996       1995       1994
                                                                                       ---------  ---------  ---------
Gross premiums.......................................................................  $   1,834  $   1,545  $   1,316
Insurance assumed....................................................................        173        591        299
Insurance ceded......................................................................       (302)      (649)      (515)
                                                                                       ---------  ---------  ---------
Total................................................................................  $   1,705  $   1,487  $   1,100
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

----------------------------------------------------------------------------------------------------------------------

    Life reinsurance recoveries, which reduced death and other benefits, for the years ended December 31, 1996, 1995 and 1994 approximated $140, $220 and $164, respectively.

    In December 1994, the Company ceded to a third party $1.0 billion in individual fixed and variable annuities on a modified coinsurance basis. In December 1995, the Company ceded approximately $1.2 billion in individual variable annuities on a modified coinsurance basis to a third party. These transactions did not have a material impact on consolidated net income.

    In May 1994, the Company assumed the life insurance policies and the individual annuities of Pacific Standard with reserves and account values of approximately $434 million. The Company received cash and investment grade assets to support the life insurance and individual annuity contract obligations assumed.

6. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

    The Company's employees are included in Hartford Fire's noncontributory defined benefit pension plans. These plans provide pension benefits that are based on years of service and the employee's compensation during the last ten years of employment. The Company's funding policy is to contribute annually an amount between the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, as amended, and the maximum amount that can be deducted for Federal income tax purposes. Generally, pension costs are funded through the purchase of the Company's group pension contracts. The cost to the Company was approximately $5, $2 and $2 in 1996, 1995 and 1994, respectively.

    The Company also provides, through Hartford Fire, certain health care and life insurance benefits for eligible retired employees. A substantial portion of the Company's employees may become eligible for these benefits upon retirement. The Company's contribution for health care benefits will depend on the retiree's date of retirement and years of service. In addition, the plan has a defined dollar cap which limits average Company contributions. The Company has prefunded a portion of the health care and life insurance obligations through trust funds where such prefunding can be accomplished on a tax effective basis. Postretirement health care and life insurance benefits expense, allocated by The Hartford, was immaterial for 1996, 1995 and 1994, respectively.

    The assumed rate of future increases in the per capita cost of health care (the health care trend rate) was 9.3% for 1996, decreasing ratably to 6.0% in the year 2001. Increasing the health care trend rates by one percent per year would have an immaterial impact on the accumulated postretirement benefit obligation and the annual expense. To the extent that the actual experience differs from the inherent assumptions, the effect will be amortized over the average future service of the covered employees.

7. BUSINESS SEGMENT INFORMATION

    The Company sells financial products such as fixed and variable annuities, retirement plan services, and life insurance on both an individual and a group basis. The Company divides its core businesses into three segments: Investment Products, Individual Life Insurance and Employee Benefits. In addition, the Company also maintains a corporate operation and also classifies certain of its business as Runoff operations. The Investment Products segment offers individual variable annuities and fixed market value adjusted annuities, deferred compensation and retirement plan services, mutual funds, investment management services and other financial products. The Individual Life Insurance segment sells a variety of individual life insurance products, including variable life, universal life, and interest-sensitive whole life policies. The Employee Benefits segment sells corporate owned life insurance. Through its corporate operation, the Company reports net investment income on assets representing surplus not assigned to any of its business segments and certain other revenues and expenses not specifically allocable to any of its business segments. The Company's Runoff operations are comprised of Closed Book GRC. With the exception of Closed Book GRC, net realized capital gains and losses are recognized in the period of realization but are allocated to the segments utilizing durations of the segment portfolios.

------------------------------------------------------------------------------------------------------------------
                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1996       1995       1994
                                                                                   ---------  ---------  ---------
Revenues
Investment Products..............................................................  $   1,013  $     759  $     594
Individual Life Insurance........................................................        440        383        375
Employee Benefits................................................................      1,366      1,273        919
Corporate operations.............................................................         81         52         30
Runoff operations................................................................        (11)       337        481
                                                                                   ---------  ---------  ---------
Total revenues...................................................................  $   2,889  $   2,804  $   2,399
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Income before income tax expense
Investment Products..............................................................  $     230  $     172  $     127
Individual Life Insurance........................................................         68         56         39
Employee Benefits................................................................         43         37         27
Corporate operations.............................................................         65         16          8
Runoff operations................................................................       (348)       (90)         2
                                                                                   ---------  ---------  ---------
Income before income tax expense.................................................  $      58  $     191  $     203
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Assets
Investment Products..............................................................  $  53,743  $  40,624  $  29,115
Individual Life Insurance........................................................      3,753      3,173      2,808
Employee Benefits................................................................     14,515     13,494      7,847
Corporate operations.............................................................      1,891      1,729        822
Runoff operations................................................................      3,667      5,177      7,257
                                                                                   ---------  ---------  ---------
Total assets.....................................................................  $  77,569  $  64,197  $  47,849
                                                                                   ---------  ---------  ---------
------------------------------------------------------------------------------------------------------------------

                                      F-19

8. STATUTORY NET INCOME AND SURPLUS

    A significant percentage of the consolidated statutory surplus is permanently reinvested or is subject to various state regulatory restrictions which limit the payment of dividends without prior approval. The total amount of statutory dividends which may be paid by the insurance subsidiaries of the Company in 1997, without prior approval, is estimated to be $121 million. Statutory net income and surplus as of and for the years ended December 31 were:

-------------------------------------------------------------------------------------------------------------------------
                                                                                           1996       1995       1994
                                                                                         ---------  ---------  ---------
Statutory net income...................................................................  $     144  $     112  $      58
                                                                                         ---------  ---------  ---------
Statutory surplus......................................................................  $   1,207  $   1,125  $     941
                                                                                         ---------  ---------  ---------
                                                                                         ---------  ---------  ---------

-------------------------------------------------------------------------------------------------------------------------

    The insurance subsidiaries of the Company prepare their statutory financial statements in accordance with accounting practices prescribed by the State of Connecticut Insurance Department. Prescribed statutory accounting practices include publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations, and general administrative rules.

9. SEPARATE ACCOUNTS

    The Company maintained separate account assets and liabilities totaling $49.7 billion and $36.3 billion at December 31, 1996 and 1995, respectively, which are reported at fair value. Separate account assets are segregated from other investments, and investment income and gains and losses accrue directly to the policyholder. Separate accounts reflect two categories of risk assumption: non-guaranteed separate accounts totaling $39.4 billion and $25.9 billion at December 31, 1996 and 1995, respectively, wherein the policyholder assumes the investment risk, and guaranteed separate account assets totaling $10.3 billion at December 31, 1996 and 1995, wherein the Company contractually guarantees either a minimum return or account value to the policyholder. Included in the non-guaranteed category are policy loans totaling $2.0 billion and $1.7 billion at December 31, 1996 and 1995, respectively. Investment income (including investment gains and losses) and interest credited to policyholders on separate account assets are not reflected in the Consolidated Statements of Income. Separate account management fees, net of minimum guarantees, were $538, $387 and $256 in 1996, 1995 and 1994, respectively.

    The guaranteed separate accounts include modified guaranteed individual annuity and modified guaranteed life insurance. The average credited interest rate on these contracts was 6.53% at December 31, 1996. The assets that support these liabilities were comprised of $10.2 billion in fixed maturities at December 31, 1996. The portfolios are segregated from other investments and are managed so as to minimize liquidity and interest rate risk. To minimize the risk of disintermediation associated with early withdrawals, individual annuity and modified guaranteed life insurance contracts carry a graded surrender charge as well as a market value adjustment. Additional investment risk is hedged using a variety of derivatives which totaled $0.1 billion in carrying value and $2.4 billion in notional amounts at December 31, 1996.

10. COMMITMENTS AND CONTINGENCIES

    Under insurance guaranty fund laws existing in each state, the District of Columbia and Puerto Rico, insurers licensed to do business can be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Recent regulatory actions against certain large life insurers encountering financial difficulty have prompted various state insurance guaranty associations to begin assessing life insurance companies for the deemed losses. Most of these laws do provide, however, that an assessment may be excused or deferred if it would threaten an insurer's solvency and further provide annual limits on such assessments. A large part of the assessments paid by the Company's insurance subsidiaries pursuant to these laws may be used as credits for a portion of the Company's insurance subsidiaries' premium taxes. The Company paid guaranty fund assessments of approximately $11, $10 and $8 in 1996, 1995 and 1994, respectively, of which $5, $6 and $4 were estimated to be creditable against premium taxes.

    The Company is a defendant in various lawsuits arising in the ordinary course of business. In the opinion of management, the resolution of these matters is not expected to have a material adverse effect on the Company's business, financial position, or results of operations.


    The rent paid to Hartford Fire for the space occupied by the Company was $3 in 1996, 1995, and 1994. The Company expects to pay annual rent of $7 in 1997, 1998, and 1999, respectively, $12 in 2000 and 2001, and $96 thereafter, over the remaining term of the sublease, which expires on December 31, 2009. Rental expense is recognized on a level basis over the term of the sublease and amounted to approximately $8 in 1996, 1995 and 1994.

11. SUBSEQUENT EVENTS

    On February 10, 1997, Hartford Life filed a registration statement with the Securities and Exchange Commission relating to the U.S. and international offerings of shares of Class A common stock ( the "Equity Offerings") representing up to 20% ownership of Hartford Life. After completion of the Equity Offerings, The Hartford would own all of the shares of Class B Common Stock (after reclassification of Hartford Life's common stock into Class B Common Stock prior to March 31, 1997). Hartford Life intends to use the estimated net proceeds of the Equity Offerings to make a capital contribution to its insurance subsidiaries, to reduce its third-party indebtedness and for other general corporate purposes.

    The Hartford has advised the Company that its current intent is to continue to beneficially own at least 80% of Hartford Life, but it is under no contractual obligation to do so, except for a limited period. Provided that The Hartford continues to beneficially own at least 80% of the combined voting power or the value of the outstanding capital stock of Hartford Life, Hartford Life will be included for federal income tax purposes in the controlled group of which The Hartford is the common parent. Each member of a controlled group is jointly and severally liable for pension funding and pension termination liabilities of each other member of the controlled group, as well as certain benefit plan taxes. Accordingly, the Company could be liable for pension funding, pension termination liabilities and certain other pension related excise taxes as well as other taxes of another member of The Hartford controlled group in the event any such liability is incurred, and not discharged, by such other member.

    In connection with the proposed Equity Offerings, Hartford Life plans to enter into formal agreements, including a master intercompany agreement, investment management agreements and a new tax sharing agreement, with The Hartford covering such matters as corporate services, approval of certain corporate activities, registration rights, owned and leased space, allocation of expenses, taxes and liabilities, investment advisory services, use of trademarks and certain other corporate matters. As part of the master intercompany agreement, Hartford Life would agree to remit to The Hartford 30% of any shared liabilities for which The Hartford is responsible in respect of the ITT Spin-off, 30% of any taxes which may be assessed to The Hartford relating to the ITT Spin-off and will indemnify The Hartford for certain other tax liabilities. As of December 31, 1996 there was no known liability associated with the ITT Spin-off. Such agreements are meant to maintain the relationship between Hartford Life and The Hartford in a manner consistent in all material respects with past practice. As a result, management believes these agreements should not have a material impact on the results of operations of the Company.

    In addition, under insurance company holding laws, agreements between Hartford Life's insurance subsidiaries and The Hartford must be fair and reasonable and may be subject to the approval of applicable insurance commissioners. The agreements will be intended to maintain the relationship between Hartford Life and The Hartford in a manner generally consistent with past practices. However, none of these arrangements will result from arm's-length negotiations and, therefore, the prices charged to Hartford Life and its subsidiaries for services provided under these arrangements may be higher or lower than prices that may be charged by third parties.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                  Schedule I
          Summary of Investments--Other Than Investments in Affiliates
                            As of December 31, 1996
                                 (in millions)

                                                                                                     AMOUNT AT WHICH
                                                                                        ESTIMATED    SHOWN ON BALANCE
TYPE OF INVESTMENT                                                           COST      FAIR VALUE         SHEET
---------------------                                                      -------     ----------    ----------------
Fixed Maturities
Bonds and Notes
  U.S. government and government agencies and authorities
    (guaranteed sponsored)...............................................  $   166      $   175          $   175
  U.S. government and government agencies and authorities
    (guaranteed sponsored)--asset-backed.................................    1,970        2,003            2,003
  States, municipalities and political subdivisions......................      373          368              368
  International governments..............................................      281          289              289
  Public utilities.......................................................      877          881              881
  All other corporate including international............................    4,656        4,669            4,669
  All other corporate--asset-backed......................................    3,601        3,591            3,591
  Short-term investments.................................................    1,655        1,648            1,648
                                                                           -------      -------          -------
    Total fixed maturities...............................................   13,579       13,624           13,624
                                                                           -------      -------          -------
Equity Securities
  Common Stocks--industrial, miscellaneous,
    and all other........................................................      110          119              119
                                                                           -------      -------          -------

    Total fixed maturities and equity
      securities.........................................................   13,689       13,743           13,743
                                                                           -------      -------          -------
Other investments
  Policy loans...........................................................    3,836        3,836            3,836
  Mortgage loans.........................................................        2            2                2
  Investments in partnerships and trusts.................................       48           48               48
  Futures, options, and miscellaneous....................................        6           56                6
                                                                           -------      -------          -------

    Total other investments..............................................    3,892        3,942            3,892
                                                                           -------      -------          -------

    Total investments....................................................  $17,581    $17,685            $17,635
                                                                           -------      -------          -------
                                                                           -------      -------          -------

Note: The fair values for short-term investments approximate cost.

    HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES Schedule III Supplementary Insurance Information For the years ended December 31, 1996, 1995 and 1994 (in millions)

                                                   FUTURE POLICY
                                                     BENEFITS,         OTHER
                                     DEFERRED      UNPAID CLAIMS      POLICY
                                      POLICY         AND CLAIM      CLAIMS AND        PREMIUMS            NET
                                    ACQUISITION     ADJUSTMENT       BENEFITS         AND OTHER       INVESTMENT
  SEGMENT                             COSTS          EXPENSES         PAYABLE      CONSIDERATIONS       INCOME
--------------                      -----------    ----------       ---------      --------------     ----------

  1996
--------

Investment Products..............   $ 2,030        $ 1,554          $ 6,599        $   536            $   477
Individual Life Insurance........       730            346            2,160            287                153
Employee Benefits................      --              381            9,834            881                485
Corporate operations.............      --             --               --               --                 75
Runoff operations................      --             --              3,541              1                207
                                    -------        -------          -------        -------            -------
  Consolidated Operations........   $ 2,760          2,281           22,134          1,705              1,397
                                    -------        -------          -------        -------            -------
                                    -------        -------          -------        -------            -------

  1995
--------

Investment Products..............   $ 1,561        $ 1,314          $ 6,204        $   319            $   436
Individual Life Insurance........       615            706            1,932            246                137
Employee Benefits................        12            325            9,285            922                351
Corporate operations.............      --             --               --             --                   67
Runoff operations................      --               28            5,177           --                  337
                                    -------        -------          -------        -------            -------
  Consolidated Operations.......    $ 2,188        $ 2,373          $22,598        $ 1,487            $ 1,328
                                    -------        -------          -------        -------            -------
                                    -------        -------          -------        -------            -------

  1994
--------

Investment Products.............    $ 1,244        $   895          $ 4,617        $   263            $   330
Individual Life Insurance.......        565            582            2,543            268                108
Employee Benefits...............      --               369            6,911            569                350
Corporate operations............      --             --               --              --                   23
Runoff operations...............      --                44            7,257           --                  481
                                    -------        -------          -------        -------            -------
  Consolidated Operations......     $ 1,809        $ 1,890          $21,328        $ 1,100            $ 1,292
                                    -------        -------          -------        -------            -------
                                    -------        -------          -------        -------            -------


                                                        BENEFITS     AMORTIZATION
                                        NET              CLAIMS,      OF DEFERRED
                                      REALIZED          AND CLAIM       POLICY          DIVIDENDS
                                      CAPITAL          ADJUSTMENT     ACQUISITION          TO             OTHER
  SEGMENT                           (LOSSES)GAINS       EXPENSES        COSTS        POLICYHOLDERS     EXPENSES
--------------                      -------------     ----------    -------------    ---------------   ---------

  1996
--------
Investment Products..............   $ --                $   451       $   175          $  --           $  156
Individual Life Insurance........     --                    245            59             --               68
Employee Benefits................     --                    546          --                635            143
Corporate operations.............         6                --            --               --               16
Runoff operations................      (219)                293          --               --               44
                                    -------             -------       -------          -------         -------
  Consolidated Operations........      (213)              1,535           234              635            427
                                    -------             -------       -------          -------         -------
                                    -------             -------       -------          -------         -------

  1995
-------

Investment Products..............   $ --                $   349       $   117          $  --           $   115
Individual Life Insurance........     --                    127            70             --                55
Employee Benefits................     --                    496          --                675             138
Corporate operations.............       (11)                 33          --               --                11
Runoff operations................     --                    417            12             --                (2)
                                    -------             -------       -------          -------         -------
  Consolidated Operations........       (11)            $ 1,422       $   199          $   675         $   317
                                    -------             -------       -------          -------         -------
                                    -------             -------       -------          -------         -------

  1994
--------
Investment Products.............    $ --               $    383       $    90          $  --           $   (31)
Individual Life Insurance.......      --                    179            51             --               107
Employee Benefits...............      --                    376          --                419             100
Corporate operations............          7                --            --               --                43
Runoff operations...............      --                    467             4             --                 8
                                    -------             -------       -------          -------         -------
  Consolidated Operations.......    $     7             $ 1,405       $   145          $   419         $   227
                                    -------             -------       -------          -------         -------
                                    -------             -------       -------          -------         -------

                  Hartford Life Insurance Company and Subsidiaries
                                      Schedule IV
                                      Reinsurance
                                     (in millions)

                                                                                                      PERCENTAGE
                                                                  CEDED TO     ASSUMED                OF AMOUNT
                                                        GROSS       OTHER     FROM OTHER      NET      ASSUMED
                                                       AMOUNT     COMPANIES   COMPANIES    AMOUNT      TO NET
                                                      --------    ---------   ----------   --------   ----------
For the year ended December 31, 1996

Life insurance in force.............................  $177,094    $106,146     $31,957     $102,905      31.1%
                                                      --------    --------     -------     --------

                                                      --------    --------     -------     --------
Insurance revenues

Life insurance and annuities........................  $  1,801    $    298     $   169     $  1,672      10.1%
Accident and health insurance.......................        33           4           4           33      12.1%
                                                      --------    --------     -------     --------
Total...............................................  $  1,834    $    302     $   173     $  1,705      10.1%
                                                      --------    --------     -------     --------
                                                      --------    --------     -------     --------


For the year ended December 31, 1995

Life insurance in force.............................  $182,716    $112,774     $26,996     $ 96,938      27.8%
                                                      --------    --------     -------     --------
                                                      --------    --------     -------     --------


Insurance revenues

Life insurance and annuities........................  $  1,232    $    325     $   574     $  1,481      38.8%
Accident and health insurance.......................       313         324          17            6     283.3%
                                                      --------    --------     -------     --------
Total...............................................  $  1,545    $    649     $   591     $  1,487      39.7%
                                                      --------    --------     -------     --------
                                                      --------    --------     -------     --------


For the year ended December 31, 1994

Life insurance in force.............................  $136,929    $ 87,553     $35,016     $  84,392     41.5%
                                                      --------    --------     -------     --------
                                                      --------    --------     -------     --------


Insurance revenues

Life insurance and annuities........................  $  1,008    $    211     $   294      $  1,091     26.9%
Accident and health insurance.......................       308         304           5             9     55.6%
                                                      --------    --------     -------     --------
Total...............................................  $  1,316    $    515     $   299      $  1,100     27.2%
                                                      --------    --------     -------     --------
                                                      --------    --------     -------     --------

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hartford Life Insurance Company

/s/ Gregory A. Boyko                                         March 28, 1997
-----------------------------------------                ----------------------
Gregory A.Boyko                                                  Date
Senior Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and on the date identified.

Signature
------------------------------------------------

Principal Executive Officer

 /s/ Lowndes A. Smith                                 March 28, 1997
---------------------------------------             -------------------------
Lowndes A. Smith                                           Date
President, Chief Operating Officer, and Director

Principal Investment Officer

/s/ David A. Hall                                    March 28, 1997
-------------------------------------             -------------------------
David A. Hall                                              Date
Senior Vice President

Principal Accounting Officer
/s/ Gregory A. Boyko                                  March 28, 1997
--------------------------------------             ------------------------
Gregory A. Boyko                                            Date
Senior Vice President and Controller

/s/ Ramani Ayer                                       March 28, 1997
--------------------------------------             --------------------------
Ramani Ayer                                                 Date
Chairman, Chief Executive Officer
and Director

/s/Thomas M. Marra                                    March 28, 1997
--------------------------------------             -------------------------
Thomas M. Marra                                             Date
Senior Vice President and Director

/s/ John P. Ginnetti                                  March 28, 1997
--------------------------------------              ------------------------
John P. Ginnetti                                            Date
Executive Vice President and Director

                                  EXHIBITS INDEX

  EXHIBIT
  NUMBER                         DESCRIPTION                                           LOCATION
-----------  ---------------------------------------------------  ---------------------------------------------------
         2   Plan of acquisition, reorganization, arrangement     None
             liquidation or succession
       3(a)  Restated Certificate of Incorporation                Incorporated by Reference to Hartford Life 10-K
                                                                  Registration Statement filed March 1985 (File No.
                                                                  2-89516)
       3(b)  By-laws                                              Incorporated by Reference to Hartford Life 10-K
                                                                  Registration Statement filed March 1985 (File No.
                                                                  2-89516)
         4   Instruments defending the rights of security         None
             holders, including indentures
         9   Voting trust agreement                               None
        10   Material contracts                                   None
        11   Statement of computation of per share earnings       None
        12   Statement of computation of ratios                   Not required to be filed
        13   Annual report to security holder, Form 10-K, or      None
             quarterly report to security holder
        18   Letter regarding change in accounting principles     None
        19   Previously unfiled documents                         None
        22   Subsidiaries of the Registrant                       None
        23   Published report regarding matters submitted to      None
             vote of security holder
        24   Consents of experts and counsel                      None
        25   Power of attorney                                    Incorporated by Reference to Hartford Life S-1
                                                                  Registration Statement filed February 1984 (File
                                                                  No. 2-89516)
        27   Financial Data Schedule                              Filed herewith.
        28   Additional exhibits                                  None
        29   Information from reports furnished to state          Not required to be filed
             insurance regulatory authorities