Form 10-Q
period 1997-03-31
HARTFORD LIFE INSURANCE CO
filed 1997-05-15
CIK 45947

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549



                                      FORM 10-Q

(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997

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

                            Telephone number 860-843-5597




Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the
past 90 days.  Yes X   No    .
                  ---     ---



As of May 12, 1997 there were outstanding 1,000 shares of common stock, $5,690 par value per share, of the registrant, all of which were directly owned by Hartford Life and Accident Insurance Company.

The registrant meets the conditions set forth in General Instruction H (1)
(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.


                                         (1)

                   HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

                                  TABLE OF CONTENTS





PART I.  FINANCIAL INFORMATION:                                            PAGE

Item 1.  Financial Statements:
Consolidated Statements of Income -
  Three Months Ended March  31, 1997 and 1996  . . . . . . . . . . . . . . . 3
Consolidated Balance Sheets -
  March 31, 1997 and  December 31, 1996. . . . . . . . . . . . . . . . . . . 4
Consolidated Statements of Cash Flows -
 Three Months Ended March  31, 1997 and 1996 . . . . . . . . . . . . . . . . 5


Item 2.  Management's Narrative Analysis of Results of Operations*
 Three Months Ended March  31, 1997 and 1996 . . . . . . . . . . . . . . . . 6


PART II.  OTHER INFORMATION:*

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . 9
Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .10







(*) Item prepared in accordance with General Instruction H (2) of Form 10-Q.



                                         (2)

                            PART I. FINANCIAL INFORMATION

Item 1.

                                 FINANCIAL STATEMENTS

The following unaudited financial statements reflect, in the opinion of management, all adjustments which are of normal recurring nature necessary to present fairly the financial position, the results of operations and the cash flows for the periods presented. Certain reclassifications of prior year results were made to conform to current presentation. Interim results are not indicative of the results which may be expected for any other interim period or the full year. Certain of the statements contained herein (other than statements of historical fact) are forward-looking statements. Forward looking statements are made based upon management's expectations and belief concerning future developments and their potential effect upon Hartford Life Insurance Company ("Hartford Life"). There can be no assurance that future developments will be in accordance with management's expectation or that the effect of future developments on Hartford Life will be those anticipated by management. Actual results could differ materially from those expected by Hartford Life, depending on the outcome of certain factors, including those described with the forward-looking statements. For a description of accounting policies, see Note 1 to Consolidated Financial Statements in the 1996 Form 10-K.

                   HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                                    (in millions)


                                                           Three Months Ended
                                                                 March 31,
                                                          --------------------
                                                            1997         1996
                                                          -------      -------
                                                                 (unaudited)

    REVENUES


    Premiums and other considerations                     $  319        $  644
    Net investment income                                    337           333
    Net realized capital gains                                 4             -
                                                          ------        ------
        TOTAL REVENUES                                       660           977
                                                          ------        ------
    BENEFITS, CLAIMS AND EXPENSES


    Benefits, claims and claim adjustment expenses           351           396
    Amortization of deferred policy acquisition costs         81            66
    Dividends to policyholders                                54           286
    Other insurance expense                                   73           164
                                                          ------        ------
        TOTAL BENEFITS, CLAIMS AND EXPENSES                  559           912
                                                          ------        ------


    INCOME BEFORE INCOME TAX EXPENSE                         101            65
    Income tax expense                                        38            22
                                                          ------        ------

        NET INCOME                                        $   63        $   43
                                                          ------        ------
                                                          ------        ------



                                         (3)

              HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         (in millions except share data)

                                                            March 31,     December 31,
                                                               1997           1996
                                                            ----------    -----------
                                                            (unaudited)
                ASSETS

    Investments:
      Fixed maturities, available for sale,
       at fair value
       (amortized cost $13,599 and $13,579)                 $  13,496     $  13,624
      Equity securities, available for sale,
       at fair value                                              107           119
      Mortgage loans, at outstanding balance                        -             2
      Policy loans, at outstanding balance                      3,754         3,836
      Other investments, at cost                                   47            54
                                                            ----------    -----------
       Total investments                                       17,404        17,635

    Cash                                                           73            43
    Premiums and amounts receivable                               101           137
    Reinsurance recoverable                                     6,200         6,259
    Accrued investment income                                     350           407
    Deferred policy acquisition costs                           2,888         2,760
    Deferred income tax                                           510           474
    Other assets                                                  332           357
    Separate account assets                                    51,312        49,690
                                                            ----------    -----------
       TOTAL ASSETS                                         $  79,170     $  77,762
                                                            ----------    -----------
                                                            ----------    -----------

    LIABILITIES AND STOCKHOLDERS' EQUITY

    Future policy benefits                                   $  2,632      $  2,474
    Other policyholder funds                                   21,498        22,134
    Other liabilities                                           1,860         1,572
    Separate account liabilities                               51,312        49,690
                                                            ----------    -----------
    TOTAL LIABILITIES                                          77,302        75,870
                                                            ----------    -----------

    Common stock - authorized 1,000 shares, $5,690 par value,
      issued and outstanding 1,000 shares                           6             6
    Additional paid-in capital                                  1,045         1,045
    Unrealized (loss) gain on investments, net of tax             (57)           30
    Retained earnings                                             874           811
                                                            ----------    -----------
    TOTAL STOCKHOLDERS' EQUITY                                  1,868         1,892
                                                            ----------    -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $  79,170     $  77,762
                                                            ----------    -----------
                                                            ----------    -----------

                                       (4)

                   HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (in millions)

                                                             Three Months
                                                            Ended March 31,
                                                           1997         1996
                                                           -----        -----
                                                               (unaudited)

    OPERATING ACTIVITIES:
    Net income                                             $  63         $  43
    Adjustments to net income:
      Realized losses on investments                         (4)             -
      Net increase in deferred policy acquisition costs    (128)          (95)
      Net amortization of premium on fixed maturities          5             7
      Increase (decrease) in deferred income tax benefit      21          (40)
      Decrease in premiums and amounts receivable             32            43
      Decrease (increase) in other assets                     25          (12)
      Increase in reinsurance recoverable                  (112)          (12)
      Increase in liability for future policy benefits       158          (89)
      Increase in other liabilities                          349           262
      Decrease in accrued investment income                   57            60
                                                           -----        -----
    CASH PROVIDED BY OPERATING ACTIVITIES                    466           167
                                                           -----        -----

    INVESTING ACTIVITIES:
    Purchases of fixed maturities investments            (1,525)       (1,382)
    Proceeds from sales of fixed maturities investments      985           701
    Maturities and principal paydowns of
      fixed maturities investments                           664           640
    Net sales (purchases) of other investments               111         (238)
    Net purchases of short-term investments                (224)          (70)
                                                           -----        -----
    CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES          11         (349)
                                                           -----        -----

    FINANCING ACTIVITIES:
    Net (disbursements for) receipts from investment
      and universal life-type contracts (charged from)
      credited to policyholder accounts                    (447)           188
                                                           -----        -----
    CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES       (447)           188
                                                           -----        -----

    NET INCREASE IN CASH                                      30             6
    Cash at beginning of period                               43            46
                                                           -----        -----
    CASH AT END OF PERIOD                                  $  73         $  52
                                                           -----        -----


                                               (5)

                     Item 2. MANAGEMENT'S  NARRATIVE ANALYSIS OF
                                 RESULTS OF OPERATIONS
                                    (In Millions)

SEGMENT RESULTS


                                                         For the Three Months
                                                             Ended March 31,
                                                            1997          1996
                                                           -----         -----
 Annuity                                                   $  43         $  33
 Individual Life Insurance                                    11             9
 Employee Benefits                                             6             8
 Guaranteed Investment Contracts                               -          (15)
 Corporate Operation                                           3             8
                                                           -----         -----
 Net Income                                                $  63         $  43
                                                           -----         -----
                                                           -----         -----

Net income increased $20 or 47% to $63 in the first quarter of 1997 from $43 in the first quarter of 1996. This increase is reflective of continued, solid growth in both the Annuity and Individual Life Insurance reported segments. Net income in the Annuity segment grew $10 or 30% over the same period last year. Net income in the Individual Life Insurance segment grew $2 or 22% over the first three months of 1996. Guaranteed Contracts reported no net income in the first quarter of 1997, as compared with a $15 loss in the first quarter of 1996 consistent with management's expectations that net income subsequent to 1996 will be immaterial.

ANNUITY

                                                          For the Three Months
                                                             Ended March 31,
                                                            1997          1996
                                                           -----         -----
 Revenues                                                 $  280        $  234
 Expenses                                                    237           201
                                                           -----         -----
 NET INCOME                                                $  43         $  33
                                                           -----         -----
                                                           -----         -----

Revenues, which are primarily comprised of investment income and management and maintenance fees, grew 20% to $280 in the first quarter of 1997 from $234 in 1996. This growth resulted from a 32% increase in the average account value to $52 billion in 1997, as well as an increase in new sales of $495 or 21% over the same period last year. Growth in the assets under management by this segment also resulted in increased expenses of $36 or 18% to $237 in 1997 from $201 in 1996. Net income increased $10 or 30% to $43 in 1997 from $33 in 1996.

                                         (6)

INDIVIDUAL LIFE INSURANCE

                                  For the Three Months
                                     Ended March 31,
                                      1997    1996
                                     ------  ------
                      Revenues       $  111  $  115
                      Expenses          100     106
                                     ------  ------
                      NET INCOME      $  11  $    9
                                     ------  ------
                                     ------  ------

Revenues decreased $4 or 4% to $111 in 1997 from $115 in 1996 due to the assumption of traditional life premium from Investor's Equity Life of $9 into segment operations in 1996. Sales increased $2 or 9% in the first quarter of 1997 over the first quarter of 1996 and insurance in-force increased $3.7 billion or 8% in the first quarter of 1997 as compared to the first quarter
of 1996.   Expenses in this segment declined 6% or $6 to $100 in 1997 from
$106 in 1996 due to the one time assumption of Investor's Equity Life in 1996. Net income increased $2 or 22% to $11 in 1997 from $9 in 1996.

EMPLOYEE BENEFITS

                                  For the Three Months
                                     Ended March 31,
                                      1997    1996
                                     ------  ------
                      Revenues       $  179  $  544
                      Expenses          173     536
                                     ------  ------
                      NET INCOME     $    6  $    8
                                     ------  ------
                                     ------  ------

Revenues declined $365 or 67% to $179 in the first quarter of 1997 from $544 in the first quarter of 1996. This decline is mainly related to the passage of the HIPA Act of 1996, which effectively eliminated all future sales of leveraged COLI. Accordingly, expenses in this segment declined $363 or 68% for the same time period. Net income decreased 25% or $2 to $6 in 1997 from $8 in 1996.

GUARANTEED INVESTMENT CONTRACTS


                                  For the Three Months
                                     Ended March 31,
                                      1997    1996
                                     ------  ------
                       Revenues      $   72  $   73
                       Expenses          72      88
                                     ------  ------
                       NET LOSS      $    -  $  (15)
                                     ------  ------
                                     ------  ------

This segment had no net income in the first quarter of 1997, as compared with a $15 loss in the first quarter of 1996, consistent with management's expectations that net income (loss) from Closed Book GRC in the years subsequent to 1996 will be immaterial based on the Company's current projections for the performance of the assets and liabilities associated with Closed Book GRC.

                                      (7)

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

HARTFORD LIFE INCORPORATED INITIAL PUBLIC OFFERING

On February 10, 1997, Hartford Life Incorporated ("HLI") filed a registration statement with the Securities and Exchange Commission relating to an initial public offering of up to 20% of HLI common stock. HLI is the holding company parent of The Hartford's significant life insurance and related subsidiaries. Management intends to use the proceeds from the offering to reduce certain debt outstanding, to fund growth initiatives, and for other general corporate purposes. Management of The Hartford Financial Services Group, Inc. believes the offering will strengthen Hartford Life Insurance Company's financial position and flexibility. If and when the offering is completed, The Hartford's current intent is to continue to beneficially own at least 80% of HLI, but it is under no contractual obligation to do so. The offering is expected to be completed in the second quarter of 1997.

HARTFORD LIFE INCORPORATED DEBT OFFERING

On February 14, 1997, HLI filed a shelf registration statement for the issuance and sale of up to $1.0 billion in the aggregate of senior debt securities, subordinated debt securities and preferred stock of HLI. Management intends to use the proceeds from any offering for the repayment of debt, including outstanding commercial paper and other third party indebtedness and the satisfaction of other obligations, for working capital, capital expenditures, investments in or loans to subsidiaries and for other general corporate purposes.







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


                           Hartford Life Insurance Company

                                   (Registrant)


                            by   /S/ GREGORY A. BOYKO
                               --------------------------
May 12, 1997                     Gregory A. Boyko


                            Senior Vice-President, Chief Financial
                                    Officer and Treasurer







                                     (10)