Form 10-Q
period 1997-06-30
HARTFORD LIFE INSURANCE CO
filed 1997-08-14
CIK 45947

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the quarterly period ended June 30, 1997

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

         200 Hopmeadow Street, Simsbury, Connecticut 06089
                  (Principal Executive Offices)

                  Telephone number 860-843-7716

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements
for the past 90 days. Yes X No   .
                         ---  ---

As of August 13, 1997 there were outstanding 1,000 shares of common stock, $5,690 par value per share, of the registrant, all of which were directly owned by Hartford Life and Accident Insurance Company.

The registrant meets the conditions set forth in General Instruction H (1)
(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

          HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

                         TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION:
                                                                                                               PAGE
                                                                                                               -----
Item 1. Financial Statements:
Condensed Consolidated Statements of Income -Quarter and Six Months Ended June 30, 1997 and 1996...........           3
Condensed Consolidated Balance Sheets -June 30, 1997 and December 31, 1996.................................           4
Condensed Consolidated Statements of Cash Flows -Six Months Ended June 30, 1997 and 1996...................           5

Item 2. Management's Narrative Analysis of Results of Operations*
Quarter and Six Months Ended June 30, 1997 and 1996........................................................           6

PART II. OTHER INFORMATION:*

Item 6. Exhibits and Reports on Form 8-K...................................................................           9
Signature..................................................................................................          10







(*) Item prepared in accordance with General Instruction H (2) of Form 10-Q.

                         PART I. FINANCIAL INFORMATION

ITEM 1.

                              FINANCIAL STATEMENTS

The following unaudited financial statements, reflect, in the opinion of management, all adjustments which are of normal recurring nature necessary to present fairly the financial position, the results of operations and the cash flows for the periods presented. Certain reclassifications of prior year results were made to conform to current presentation. Interim results are not indicative of the results which may be expected for any other interim period or the full year. Statements contained in this discussion, other than statements of historical fact, are forward-looking statements. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are made based upon management's expectations and beliefs concerning future developments and their potential effect on Hartford Life Insurance Company ("the Company"). There can be no assurance that future developments will be in accordance with management's expectations or that the effect of these future developments on the Company will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of certain factors, including those described with the forward-looking statements. For a description of accounting policies, see
Note 1 to Consolidated Financial Statements in the 1996 Form 10-K. The
Company is an indirect subsidiary of Hartford Life, Inc. ("HLI"). Accordingly, the financial statements presented below are a partial disclosure of HLI's financials. For a full disclosure of HLI's operations, refer to the HLI 10Q, as filed with the Securities and Exchange Commission as of June 30, 1997.

                 HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    (in millions)




                                                                                 QUARTER ENDED         SIX MONTHS ENDED
                                                                                    JUNE 30,               JUNE 30,
                                                                              --------------------  ----------------------
                                                                                1997       1996        1997        1996
                                                                              ---------  ---------  -----------  ---------
                                                                                   (UNAUDITED)            (UNAUDITED)
Revenues
Premiums and other considerations...........................................  $     323  $     299  $       633  $     943
Net investment income.......................................................        322        318          659        651
Net realized capital gains(losses)..........................................          0         (1)           4         (1)
                                                                              ---------  ---------  -----------  ---------
    Total revenues..........................................................        645        616        1,296      1,593
                                                                              ---------  ---------  -----------  ---------
Benefits, claims and expenses
Benefits, claims and claim adjustment expenses..............................        310        392          652        788
Amortization of deferred policy acquisition costs...........................         91         63          172        129
Dividends to policyholders..................................................         18         61           72        347
Other insurance expenses....................................................        117         34          190        198
                                                                              ---------  ---------  -----------  ---------
    Total benefits, claims and expenses.....................................        536        550        1,086      1,462
                                                                              ---------  ---------  -----------  ---------
Income before income tax expense............................................        109         66          210        131
Income tax expense..........................................................         35         23           73         45
                                                                              ---------  ---------  -----------  ---------
Net income..................................................................  $      74  $      43  $       137  $      86
                                                                              ---------  ---------  -----------  ---------
                                                                              ---------  ---------  -----------  ---------

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                        (IN MILLIONS EXCEPT SHARE DATA)

                                                                                    JUNE 30,     DECEMBER 31,
                                                                                      1997         1996
                                                                                  -----------    ------------
                                                                                  (UNAUDITED)
ASSETS
Investments:
  Fixed maturities, available for sale, at fair value (amortized cost $13,797
    and $13,579)................................................................  $   13,844     $   13,624
  Equity securities, available for sale, at fair value..........................         137            119
  Mortgage loans, at outstanding balance........................................          --              2
  Policy loans, at outstanding balance..........................................       3,754          3,836
  Other investments, at cost....................................................          50             54
                                                                                  ----------     ----------
  Total investments.............................................................      17,785         17,635

Cash............................................................................          77             43
Premiums and amounts receivable.................................................          58            137
Reinsurance recoverable.........................................................       6,362          6,259
Accrued investment income.......................................................         359            407
Deferred policy acquisition costs...............................................       2,989          2,760
Deferred income tax.............................................................         466            474
Other assets....................................................................         308            357
Separate account assets.........................................................      58,970         49,690
                                                                                  ----------     ----------
  Total assets..................................................................  $   87,374     $   77,762
                                                                                  ----------     ----------
                                                                                  ----------     ----------
Liabilities and Stockholders' Equity
Future policy benefits..........................................................  $    2,889     $    2,474
Other policyholder funds........................................................      21,279         22,134
Other liabilities...............................................................       2,204          1,572
Separate account liabilities....................................................      58,970         49,690
                                                                                  ----------     ----------
  Total liabilities.............................................................      85,342         75,870
                                                                                  ----------     ----------
Common stock--authorized 1,000 shares, $5,690 par value, issued and outstanding
  1,000 shares..................................................................           6              6
Additional paid-in capital......................................................       1,045          1,045
Unrealized gain on investments, net of tax......................................          33             30
Retained earnings...............................................................         948            811
                                                                                  ----------     ----------
  Total stockholders' equity....................................................       2,032          1,892
                                                                                  ----------     ----------
    Total liabilities and stockholders' equity..................................  $   87,374     $   77,762
                                                                                  ----------     ----------
                                                                                  ----------     ----------

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN MILLIONS)

                                                                                                      SIX MONTHS
                                                                                                    ENDED JUNE 30,
                                                                                                 --------------------
                                                                                                   1997       1996
                                                                                                 ---------  ---------
                                                                                                      (UNAUDITED)
Operating Activities:
Net income.....................................................................................  $     137  $      86
Adjustments to net income:
  Net realized capital (gains) losses on sale of investments...................................         (4)         1
  Net increase in deferred policy acquisition costs............................................       (229)      (300)
  Net amortization of premium on fixed maturities..............................................          0          7
  Decrease (increase) in deferred income tax benefit...........................................          9        (88)
  Decrease in premiums and amounts receivable..................................................         92         20
  Decrease in other assets.....................................................................         50         26
  Increase in reinsurance recoverable..........................................................       (251)      (264)
  Increase in liability for future policy benefits.............................................        415        304
  Increase in other liabilities................................................................        146        150
  Decrease (increase) in accrued investment income.............................................         48         (5)
                                                                                                 ---------  ---------
Cash provided by (used for) operating activities...............................................        413        (63)
                                                                                                 ---------  ---------
Investing Activities:
Purchases of fixed maturities investments......................................................     (3,801)    (2,717)
Sales of fixed maturities investments..........................................................      2,274      1,348
Maturities and principal paydowns of fixed maturities investments..............................      1,343      1,469
Net sales (purchases) of other investments.....................................................        110       (120)
Net sales of short-term investments............................................................        138        232
                                                                                                 ---------  ---------
Cash provided by investing activities..........................................................         64        212
                                                                                                 ---------  ---------
Financing Activities:
Net disbursements for investment and universal life-type contracts charged from policyholder
  accounts.....................................................................................       (443)      (187)
Capital Contribution...........................................................................         --         38
                                                                                                 ---------  ---------
Cash used for financing activities.............................................................       (443)      (149)
                                                                                                 ---------  ---------
Net increase in cash...........................................................................         34          0
Cash at beginning of period....................................................................         43         46
                                                                                                 ---------  ---------
Cash at end of period..........................................................................  $      77  $      46
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

                 Item 2. MANAGEMENT'S NARRATIVE ANALYSIS OF
                         RESULTS OF OPERATIONS
                            (in millions)

             Quarter and Six Months Ended June 30, 1997 and 1996

SEGMENT RESULTS


                                                                                                  SIX
                                                                               QUARTER          MONTHS
                                                                                ENDED            ENDED
                                                                               JUNE 30,         JUNE 30,
                                                                            -------------   ---------------
                                                                          1997      1996     1997      1996
                                                                          ----      ----     ----      ----
Annuity...........................................................     $    49    $   37   $    92     $ 70
Individual Life Insurance.........................................          12        10        23       19
Employee Benefits.................................................           9         6        15       14
Guaranteed Investment Contracts...................................          --       (15)       --      (30)
Corporate Operation...............................................           4         5         7       13
                                                                           ---       ---   -------     ----
Net Income........................................................     $    74    $   43   $   137     $ 86
                                                                           ---       ---   -------     ----
                                                                           ---       ---   -------     ----


    Net income increased $31, or 72%, and $51, or 59%, for the second quarter and six months ended June 30, 1997, respectively, over prior year. This increase is reflective of continued, solid growth in both the Annuity and Individual Life Insurance segments. Net income in the Annuity segment increased due to higher fee income on growing account values as well as strong new business sales. Net income in the Individual Life Insurance segment increased due to cost of insurance charges and other fee income on a growing block of life insurance in-force, as well as favorable mortality results. Guaranteed Investment Contracts reported no net income in the second quarter of 1997 consistent with management's expectations that net income subsequent to 1996 will be immaterial.

ANNUITY

                                                                                       QUARTER ENDED        SIX MONTHS ENDED
                                                                                          JUNE 30,              JUNE 30,
                                                                                    --------------------  --------------------
                                                                                      1997       1996       1997       1996
                                                                                    ---------  ---------  ---------  ---------
Revenues..........................................................................  $     308  $     232  $     588  $     466
Expenses..........................................................................        259        195        496        396
                                                                                    ---------  ---------  ---------  ---------
Net Income........................................................................  $      49  $      37  $      92  $      70
                                                                                    ---------  ---------  ---------  ---------
                                                                                    ---------  ---------  ---------  ---------

    Revenues, which are primarily comprised of investment income and management and maintenance fees, grew $76, or 33%, to $308 in the second quarter of 1997 and $122, or 26%, to $588 for the six months ended June 30, 1997. This growth resulted from an increase in the average account value, primarily driven by individual variable annuities, of $14.2 billion, or 35%, to $55.2 billion as of June 30, 1997 from $41.0 billion as of June 30, 1996. This is a result of approximately $10 billion in new sales of individual annuities over the last twelve months and market appreciation. Additionally, new individual annuity sales were approximately $2.5 billion and $5.1 billion for the second quarter and six months ended June 30, 1997, respectively, similar to sales of $2.7 billion and $4.9 billion, respectively, for the same periods of 1996. Growth in the assets under management by this segment also resulted in increased expenses related to other insurance expenses, amortization of deferred policy acquisition costs and taxes. Expenses increased $64, or 33%, to $259 in the second quarter of 1997 and $100, or 25%, to $496 for the six months ended June 30, 1997. Net income increased $12, or 32%, to $49 in the second quarter of 1997 and $22, or 31%, to $92 for the six months ended June 30, 1997.

INDIVIDUAL LIFE INSURANCE

                                                                                       QUARTER ENDED        SIX MONTHS ENDED
                                                                                          JUNE 30,              JUNE 30,
                                                                                    --------------------  --------------------
                                                                                      1997       1996       1997       1996
                                                                                    ---------  ---------  ---------  ---------
Revenues..........................................................................  $     125  $     101  $     236  $     216
Expenses..........................................................................        113         91        213        197
                                                                                    ---------  ---------  ---------  ---------
Net Income........................................................................  $      12  $      10  $      23  $      19
                                                                                    ---------  ---------  ---------  ---------
                                                                                    ---------  ---------  ---------  ---------

    Revenues increased $24, or 24%, to $125 in the second quarter of 1997 and $20, or 9%, to $236 for the six months ended June 30, 1997. In the first quarter of 1996, a block of business was assumed from Investors Equity which increased revenues by $9. Excluding this transaction, year to date revenues increased $29, or 14% over prior year. This growth was driven by increased cost of insurance charges and other fee income earned on this growing block of business. Life insurance in-force grew approximately $3.3 billion, or 6%, as of June 30, 1997 over the prior period, primarily due to sales of variable life products. Expenses in this segment increased $22, or 24%, to $113 and $16, or 8%, in the second quarter of 1997 and for the six months ended June 30, 1997, respectively, over the same period last year, consistent with a growing block of business. As a result, net income increased $2, or 20%, to $12 in the second quarter of 1997 and $4, or 21%, to $23 for the six months ended June 30, 1997.

EMPLOYEE BENEFITS

                                                                                       QUARTER ENDED        SIX MONTHS ENDED
                                                                                          JUNE 30,              JUNE 30,
                                                                                    --------------------  --------------------
                                                                                      1997       1996       1997       1996
                                                                                    ---------  ---------  ---------  ---------
Revenues..........................................................................  $     142  $     210  $     321  $     753
Expenses..........................................................................        133        204        306        739
                                                                                    ---------  ---------  ---------  ---------
Net Income........................................................................  $       9  $       6  $      15  $      14
                                                                                    ---------  ---------  ---------  ---------
                                                                                    ---------  ---------  ---------  ---------

    Revenues declined $68, or 32%, to $142 in the second quarter of 1997 and $432, or 57%, for the six months ended June 30, 1997 over the same period last year. This decline is mainly related to the passage of the Health Insurance Portability and Accountability Act of 1996, which effectively eliminated all future sales of leveraged COLI. Expenses declined $71, or 35%, in the second quarter of 1997 and $433, or 59%, for the six months ended June 30, 1997, over the same period last year. Significant declines in benefits, claims and claim adjustment expenses and policyholder dividends are the result of the decline of the block of COLI business. As a result, net income increased $3, or 50%, in the second quarter of 1997 and $1, or 7%, for the six months ended June 30, 1997.

GUARANTEED INVESTMENT CONTRACTS

                                                                                          QUARTER ENDED         SIX MONTHS ENDED
                                                                                             JUNE 30,               JUNE 30,
                                                                                      ----------------------  --------------------
                                                                                         1997        1996       1997       1996
                                                                                      ----------   ---------  ---------  ---------
Revenues............................................................................  $       62   $      67  $     134  $     140
Expenses............................................................................          62          82        134        170
                                                                                      ----------   ---------  ---------  ---------
Net Income..........................................................................  $       --   $     (15) $      --  $     (30)
                                                                                      ----------   ---------  ---------  ---------
                                                                                      ----------   ---------  ---------  ---------


    This segment had no net income for the three and six months ended June 30, 1997, as compared to losses of $15 and $30 for the same periods last year. These results are consistent with management's expectations that net income (loss) from Closed Book GRC in the years subsequent to 1996 will be immaterial based on the

Company's current projections for the performance of the assets and liabilities associated with Closed Book GRC due to actions taken in the third quarter of 1996.

               HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                        NOTES TO FINANCIAL STATEMENTS

HARTFORD LIFE INC. INITIAL PUBLIC OFFERING

    On February 10, 1997, HLI, an indirect parent of the Company, filed a registration statement with the Securities and Exchange Commission, as amended, relating to an Initial Public Offering ("IPO") of up to 20% of HLI's Class A common stock. Pursuant to the IPO on May 22, 1997, HLI sold to the public 26 million shares at $28.25 per share and received net proceeds of $687. Of the proceeds, $527 was used to retire debt related to HLI's promissory notes outstanding and the line of credit discussed in the note below with the remaining $160 contributed to HLI's insurance subsidiaries to be used for working capital and other general corporate purposes.

    The 26 million shares sold from the IPO represent approximately 18.6% of the equity ownership in HLI and approximately 4.4% of the combined voting power of HLI's Class A and Class B Common Stock. The Hartford Financial Services Group, Inc. ("The Hartford"), an indirect parent of HLI, owns all of the 114 million outstanding shares of Class B Common Stock of HLI, representing 81.4% of the equity ownership in HLI and approximately 95.6% of the combined voting power of HLI's Class A and Class B Common Stock. Holders of Class A Common Stock generally have identical rights to the holders of Class B Common Stock except that the holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to five votes per share on all matters submitted to a vote of the HLI stockholders.

HARTFORD LIFE INC. DEBT OFFERING

    On February 7, 1997, HLI declared a dividend of $1,184 payable to its direct parent, Hartford Accident and Indemnity Company ("HA&I"). As a result, HLI borrowed $1,084 on February 18, 1997, pursuant to a $1,300 line of credit, with interest payable at the two-month Eurodollar rate plus 15 basis points, which, together with a promissory note in the amount of $100, was paid as a dividend to HA&I on February 20, 1997. Of the $1,184 dividend, $893 constituted a repayment of the portion of HLI's third party indebtedness internally allocated, for financial reporting purposes, to HLI's insurance subsidiaries (the "Allocated Advances"). In addition, on April 4, 1997, HLI declared and paid a dividend of $25 to its parent in the form of a promissory note. Subsequently, $12 of this note was forgiven in the form of a capital contribution from HA&I.

    On February 14, 1997, HLI filed a shelf registration statement for the issuance and sale of up to $1.0 billion in the aggregate of senior debt securities, subordinated debt securities and preferred stock. On June 17, 1997, HLI issued $650 of unsecured redeemable long-term debt in the form of notes and debentures. Of this amount, $200 was in the form of 6.90% notes due June 15, 2004, $200 of 7.10% notes due June 15, 2007, and $250 of 7.65% debentures due June 15, 2027. Interest on each of the notes and debentures is payable semi-annually on June 15 and December 15, of each year, commencing December 15, 1997. HLI also issued $50 of short-term debt in the form of commercial paper. Of the proceeds from this issuance, $670 was used to retire the remaining balance on the $1,300 line of credit with the remainder being used for working capital and other general corporate purposes. Subsequently, HLI reduced the capacity of the line of credit from $1,300 to $250, which will be primarily used to support the commercial paper program.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits--See Exhibits Index

    (b) None.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Hartford Life Insurance Company
                                (Registrant)

August 13, 1997                 by /s/ Gregory A. Boyko
                                   --------------------
                                       Gregory A. Boyko

                                 Senior Vice-President, Chief Financial Officer and Treasurer

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                   FORM 10-Q
                                 EXHIBITS INDEX


 EXHIBIT#                                                 DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
   10.1      Management Agreement between Hartford Life Insurance Company and The Hartford Investment Management
             Company was filed as Exhibit 10.3 to Hartford Life, Inc.'s Form 10-Q filed for the quarter ended June
             30, 1997 and is incorporated herein by reference

   10.2      Management Agreement among Hartford Life Insurance Company, certain of its affiliates and Hartford
             Investment Services, Inc. was filed as Exhibit 10.4 to Hartford Life, Inc.'s Form 10-Q filed for the quarter ended June 30, 1997 and is incorporated herein by reference

   10.3      Tax sharing agreement among Hartford Life Insurance Company, The Hartford Financial Services Group, Inc.
             and certain of their affiliates was filed as Exhibit 10.2 to Hartford Life, Inc.'s Form 10-Q filed for the quarter ended June 30, 1997 and is incorporated herein by reference

   27        Financial Data Schedule is filed herewith.