Form 10-Q
period 1997-09-30
HARTFORD LIFE INSURANCE CO
filed 1997-11-14
CIK 45947

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                   FORM 10-Q

(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1997

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from..........to...........

                        Commission file number 2-89516

                        HARTFORD LIFE INSURANCE COMPANY

           Connecticut                                    06-0974148
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                         Identification No.)

                200 Hopmeadow Street, Simsbury, Connecticut 06089
                  (Address of principal executive offices)

                                 (860) 843-7716
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No___ .
                                       ---

As of November 13, 1997 there were outstanding 1,000 shares of common stock, $5,690 par value per share, of the registrant, all of which were directly owned by Hartford Life and Accident Insurance Company.

The registrant meets the conditions set forth in General Instruction H
(1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

                               TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION                                              Page
                                                                           -----

Item 1. Financial Statements:

Condensed Consolidated Statements of Income -
  Quarter and Nine Months Ended September 30, 1997 and 1996..............      3

Condensed Consolidated Balance Sheets -
  September 30, 1997 and December 31, 1996...............................      4

Condensed Consolidated Statements of Cash Flows -
  Nine Months Ended September 30, 1997 and 1996..........................      5

Notes to Condensed Consolidated Financial Statements.....................      6

Item 2. Management's Narrative Analysis of Results of Operations*
  Quarter and Nine Months Ended September 30, 1997 and 1996..............      7

PART II. OTHER INFORMATION*

Item 1. Legal Proceedings................................................     10

Item 6. Exhibits and Reports on Form 8-K.................................     10

Signature................................................................     11


----------------------
(*) Item prepared in accordance with General Instruction H (2) of Form 10-Q.

                         PART I. FINANCIAL INFORMATION

Item 1.

                              FINANCIAL STATEMENTS

The following unaudited condensed consolidated financial statements of Hartford Life Insurance Company and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles and reflect, in the opinion of management, all adjustments which are of normal recurring nature necessary to present fairly the financial position, the results of operations and the cash flows for the periods presented. Certain reclassifications of prior year results were made to conform to current presentation. Interim results are not indicative of the results which may be expected for any other interim period or the full year. Certain statements contained in this discussion, other than statements of historical fact, are forward-looking statements. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are made based upon management's expectations and beliefs concerning future developments and their potential effect on the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of these future developments on the Company will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of certain factors, including those described with the forward-looking statements. For a description of accounting policies, see
Note 1 to Consolidated Financial Statements in the 1996 Form 10-K. The Company is an indirect subsidiary of Hartford Life, Inc. ("HLI"). Accordingly, the financial statements presented below are a partial disclosure of HLI's financial statements. For a full disclosure of HLI's operations, refer to the HLI Form 10-Q, as filed with the Securities and Exchange Commission, for the quarter ended September 30, 1997.

               HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (in millions)


                                                                                    Quarter Ended       Nine Months Ended
                                                                                    September 30,         September 30,
                                                                                 --------------------  --------------------
                                                                                   1997       1996       1997       1996
                                                                                 ---------  ---------  ---------  ---------
                                                                                    (unaudited)            (unaudited)
Revenues

Premiums and other considerations..............................................  $     360  $     319  $     993  $   1,262
Net investment income..........................................................        319        355        978      1,006
Net realized capital gains (losses)............................................         --       (202)         4       (203)
                                                                                 ---------  ---------  ---------  ---------
     Total revenues............................................................        679        472      1,975      2,065
                                                                                 ---------  ---------  ---------  ---------
Benefits, claims and expenses

Benefits, claims and claim adjustment expenses.................................        318        447        970      1,235
Amortization of deferred policy acquisition costs..............................         80         68        252        197
Dividends to policyholders.....................................................         47         63        119        410
Other insurance expenses.......................................................        105         58        295        256
                                                                                 ---------  ---------  ---------  ---------
     Total benefits, claims and expenses.......................................        550        636      1,636      2,098
                                                                                 ---------  ---------  ---------  ---------
Income (loss) before income tax expense........................................        129       (164)       339        (33)

Income tax expense (benefit)...................................................         48        (58)       121        (13)
                                                                                 ---------  ---------  ---------  ---------
Net income (loss)..............................................................  $      81  $    (106) $     218  $     (20)
                                                                                 ---------  ---------  ---------  ---------
                                                                                 ---------  ---------  ---------  ---------

          HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in millions except share data)


                                                                                      SEPTEMBER 30,   DECEMBER 31,
                                                                                          1997           1996
                                                                                      -------------  ------------
                                                                                      (unaudited)
                          Assets
Investments:
  Fixed maturities, available for sale, at fair value
   (amortized cost $13,849 and $13,579).............................................    $  14,046     $   13,624

  Equity securities, available for sale, at fair value..............................          155            119

  Mortgage loans, at outstanding balance............................................           --              2

  Policy loans, at outstanding balance..............................................        3,747          3,836

  Other investments, at cost........................................................           48             54
                                                                                      -------------  ------------
   Total investments................................................................       17,996         17,635

Cash................................................................................           53             43

Premiums and amounts receivable.....................................................          134            137

Reinsurance recoverable.............................................................        6,356          6,259

Accrued investment income...........................................................          359            407

Deferred policy acquisition costs...................................................        3,156          2,760

Deferred income tax.................................................................          431            474

Other assets........................................................................          246            357

Separate account assets.............................................................       64,020         49,690
                                                                                      -------------  ------------
   Total assets.....................................................................    $  92,751     $   77,762
                                                                                      -------------  ------------
                                                                                      -------------  ------------
                          Liabilities and Stockholders' Equity

Future policy benefits..............................................................    $   3,124     $    2,474

Other policyholder funds............................................................       21,168         22,134

Other liabilities...................................................................        2,224          1,572

Separate account liabilities........................................................       64,020         49,690

                                                                                      -------------  ------------
   Total liabilities................................................................       90,536         75,870
                                                                                      -------------  ------------
Common stock--authorized 1,000 shares, $5,690 par value,
  issued and outstanding 1,000 shares...............................................            6              6

Additional paid-in capital..........................................................        1,045          1,045

Unrealized gain on securities, net of tax...........................................          135             30

Retained earnings...................................................................        1,029            811
                                                                                      -------------  ------------
   Total stockholders' equity.......................................................        2,215          1,892
                                                                                      -------------  ------------
     Total liabilities and stockholders' equity.....................................    $  92,751     $   77,762
                                                                                      -------------  ------------
                                                                                      -------------  ------------

          HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in millions)

                                                                                                     NINE MONTHS
                                                                                                 ENDED SEPTEMBER 30,
                                                                                                 --------------------
                                                                                                   1997       1996
                                                                                                 ---------  ---------
                                                                                                      (unaudited)
Operating Activities:

Net income (loss)..............................................................................  $     218  $     (20)

Adjustments to net income (loss):

  Net realized capital (gains) losses..........................................................         (4)       203

  Net increase in deferred policy acquisition costs............................................       (396)      (399)

  Net amortization of premium on fixed maturities..............................................          5          6

  Increase in deferred income tax benefit......................................................        (14)      (188)

  Decrease in premiums and amounts receivable..................................................          3         75

  Decrease in other assets.....................................................................        169         15

  Increase in reinsurance recoverable..........................................................       (310)      (254)

  Increase in liability for future policy benefits.............................................        650        278

  Increase in other liabilities................................................................        131        116

  Decrease in accrued investment income........................................................         48         --
                                                                                                 ---------  ---------
Cash provided by (used for) operating activities...............................................        500       (168)
                                                                                                 ---------  ---------
Investing Activities:

Purchases of fixed maturities investments......................................................     (4,628)    (4,111)

Sales of fixed maturities investments..........................................................      3,039      2,450

Maturities and principal paydowns of fixed maturities investments..............................      1,643      2,124

Net sales (purchases) of other investments.....................................................         32       (339)

Net (purchases) sales of short-term investments................................................        (70)       328
                                                                                                 ---------  ---------
Cash provided by investing activities..........................................................         16        452
                                                                                                 ---------  ---------
Financing Activities:

Net disbursements for investment and universal life-type contracts charged from policyholder
  accounts.....................................................................................       (506)      (316)

Capital contribution...........................................................................         --         38
                                                                                                 ---------  ---------

Cash used for financing activities.............................................................       (506)      (278)
                                                                                                 ---------  ---------

Net increase in cash...........................................................................         10          6

Cash at beginning of period....................................................................         43         46
                                                                                                 ---------  ---------

Cash at end of period..........................................................................  $      53  $      52
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
               Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

Note 1. Hartford Life Inc. Initial Public Offering

On February 10, 1997, HLI, an indirect parent of the Company, filed a registration statement with the Securities and Exchange Commission, as amended, relating to the Initial Public Offering ("IPO") of up to 20% of HLI's Class A common stock. Pursuant to the IPO on May 22, 1997, HLI sold to the public 26 million shares at $28.25 per share and received net proceeds of $687. Of the proceeds, $527 was used to retire debt related to HLI's promissory notes outstanding and the line of credit discussed in the note below with the remaining $160 contributed to HLI's insurance subsidiaries to be used for working capital and other general corporate purposes.

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

Note 2. Hartford Life Inc. Debt Offering

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

Note 3. Contingencies

(a) Litigation

The Company is involved in pending and threatened litigation in the normal course of its business in which claims for monetary and punitive damages have been asserted. Although there can be no assurances, management, at the present time, does not anticipate that the ultimate liability arising from such pending or threatened litigation will have a material effect on the financial condition or operating results of the Company.

                   ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF
                             RESULTS OF OPERATIONS
                                (in millions)

           Quarter and Nine Months Ended September 30, 1997 and 1996

Segment Results

                                     Quarter Ended        Nine Months Ended
                                     September 30,          September 30,
                                 ----------------------  --------------------
                                    1997        1996       1997       1996
                                 ----------   ---------  ---------  ---------
Annuity........................   $      56   $      40  $     148  $     110
Individual Life Insurance......          15          11         38         30
Employee Benefits..............           8           8         23         22
Guaranteed Investment
  Contracts....................          --        (184)        --       (214)
Corporate Operation............           2          19          9         32
                                 ----------   ---------  ---------  ---------
Net Income (Loss)..............   $      81   $    (106) $     218  $     (20)
                                 ----------   ---------  ---------  ---------
                                 ----------   ---------  ---------  ---------


Net income was $81 and $218 for the third quarter and nine months ended September 30, 1997, as compared to a loss of $106 and $20 for the same periods in 1996. Included in the results for the third quarter and nine months ended September 30, 1996, are after-tax losses, primarily related to Closed Book GRC, of $179 and $210. Excluding these after-tax losses, operating income increased $8, or 11%, and $28, or 15%, for the third quarter and nine months ended September 30, 1997, compared to the same periods in 1996. Net income in the Annuity segment increased due to higher fee income on growing account values as well as strong new business sales. Net income in the Individual Life Insurance segment increased due to cost of insurance charges and other fee income on a growing block of life insurance in-force. Guaranteed Investment Contracts reported no net income in the third quarter of 1997 consistent with management's expectations that net income (loss) subsequent to 1996 will be immaterial.

Annuity

                                Quarter Ended       Nine Months Ended
                                September 30,         September 30,
                             --------------------  --------------------
                               1997       1996       1997       1996
                             ---------  ---------  ---------  ---------
Revenues...................  $     336  $     241  $     924  $     707
Expenses...................        280        201        776        597
                             ---------  ---------  ---------  ---------
Net Income.................  $      56  $      40  $     148  $     110
                             ---------  ---------  ---------  ---------
                             ---------  ---------  ---------  ---------

Revenues, which are primarily comprised of investment income and fees earned on assets under management, grew $95 or 39%, to $336 in the third quarter of 1997 and $217 or 31%, to $924 for the nine months ended September 30, 1997, compared to the same periods in 1996. This growth resulted from an increase in the average account value, primarily driven by individual variable annuities, of $15.4 billion, or 36%, to $57.9 billion as of September 30, 1997 from $42.5 billion as of September 30, 1996, as a result of strong sales and market appreciation in the separate account assets. Individual annuity sales were approximately $2.6 billion and $7.6 billion for the third quarter and nine months ended September 30, 1997, respectively, as compared to sales of $2.4 billion and $7.4 billion, respectively, for the same periods in 1996. Growth in the assets under management by this segment also resulted in increased expenses related to other insurance expenses, amortization of deferred policy acquisition costs and taxes. Expenses increased $79, or 39%, to $280 in the third quarter of 1997 and $179, or 30%, to $776 for the nine months ended September 30,

1997, compared to the same periods in 1996. Net income increased $16, or 40%, to $56 in the third quarter of 1997 and $38, or 35%, to $148 for the nine months ended September 30, 1997, compared to the same periods in 1996.

Individual Life Insurance

                                Quarter Ended       Nine Months Ended
                                September 30,         September 30,
                             --------------------  --------------------
                               1997       1996       1997       1996
                             ---------  ---------  ---------  ---------
Revenues...................  $     122  $     107  $     358  $     323
Expenses...................        107         96        320        293
                             ---------  ---------  ---------  ---------
Net Income.................  $      15  $      11  $      38  $      30
                             ---------  ---------  ---------  ---------
                             ---------  ---------  ---------  ---------

Revenues increased $15, or 14%, to $122 in the third quarter of 1997 and $35, or 11%, to $358 for the nine months ended September 30, 1997, over the comparable periods in 1996. In the first quarter of 1996, a block of business was assumed from Investors Equity which increased 1996 revenues by $9. Excluding this transaction, year to date revenues increased $44, or 14% over prior year. This growth was driven by increased cost of insurance charges and other fee income earned on this growing block of business. Life insurance in-force grew approximately $3 billion, or 6%, for September 30, 1997 over the prior period, primarily due to sales of variable life products. Expenses in this segment increased $11 or 11%, and $27 or 9%, for the third quarter and nine months ended September 30, 1997, over the same periods in 1996, consistent with this growing block of business. As a result, net income increased $4, or 36%, to $15 in the third quarter of 1997 and $8, or 27%, to $38 for the nine months ended September 30, 1997, compared to the same periods in 1996.

Employee Benefits

                               Quarter Ended       Nine Months Ended
                               September 30,         September 30,
                            --------------------  --------------------
                              1997       1996       1997       1996
                            ---------  ---------  ---------  ---------
Revenues..................  $     150  $     223  $     471  $     976
Expenses..................        142        215        448        954
                            ---------  ---------  ---------  ---------
Net Income................  $       8  $       8  $      23  $      22
                            ---------  ---------  ---------  ---------
                            ---------  ---------  ---------  ---------

Revenues declined $73, or 33%, to $150 in the third quarter of 1997 and $505, or 52%, for the nine months ended September 30, 1997, as compared to the same periods in 1996. This decline is mainly related to the passage of the Health Insurance Portability and Accountability Act of 1996, which effectively eliminated all future sales of leveraged COLI due to the phase out of the interest deduction on policy loans by 1998. The Company continues to write variable COLI. Expenses declined $73, or 34%, in the third quarter of 1997 and $506, or 53%, for the nine months ended September 30, 1997, as compared to the same periods in 1996. Significant declines in benefits, claims and claim adjustment expenses and policyholder dividends are the result of the decline of the block of COLI business. As a result, net income was unchanged for the third quarter of 1997, as compared to the same periods in 1996 and increased $1, or 5%, for the nine months ended September 30, 1997, as compared to the same periods in 1996.

Guaranteed Investment Contracts

                                Quarter Ended        Nine Months Ended
                                September 30,          September 30,
                            ----------------------  --------------------
                               1997        1996       1997       1996
                            ----------   ---------  ---------  ---------
Revenues..................   $      62   $    (163) $     196  $     (23)
Expenses..................          62          21        196        191
                            ----------   ---------  ---------  ---------
Net Income (Loss).........   $       0   $    (184) $       0  $    (214)
                            ----------   ---------  ---------  ---------
                            ----------   ---------  ---------  ---------


This segment reported no net income for the nine months ended September 30, 1997, as compared to losses of $184 and $214 for the same periods last year. Exclusive of after-tax realized losses and other charges taken in the third quarter of 1996 related to Closed Book GRC, this segment had an operating loss of $15 and $45 for the third quarter and nine months ended
September 30, 1996. These results are consistent with management's expectations that net income (loss) from Closed Book GRC in the years subsequent to 1996 will be immaterial based on the Company's current projections for the performance of the assets and liabilities associated with Closed Book GRC due to actions taken in the third quarter of 1996. However, no assurance can be given that, under certain unanticipated economic circumstances which results in the Company's assumptions being proven inaccurate, further losses in respect of Closed Book GRC will not occur in the future.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in pending and threatened litigation in the normal course of its business in which claims for monetary and punitive damages have been asserted. Although there can be no assurances, management, at the present time, does not anticipate that the ultimate liability arising from such pending or threatened litigation will have a material effect on the financial condition or operating results of the Company.



Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits--See Exhibits Index

        (b) Reports on Form 8-K--None

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Hartford Life Insurance Company
                                       (Registrant)


November 13, 1997                 by /s/ Gregory A. Boyko
                                     -------------------------
                                           Gregory A. Boyko

                                  Senior Vice-President, Chief Financial Officer and Treasurer

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                   FORM 10-Q
                                 EXHIBITS INDEX

Exhibit #                      Description
---------                      -----------

  27          Financial Data Schedule is filed herewith.