Form 10-K
period 1997-12-31
HARTFORD LIFE INSURANCE CO
filed 1998-03-31
CIK 45947

                                   FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934
       For the fiscal year ended December 31, 1997

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
       For the transition period from ____________ to ______________

                           Commission file number 1-12749

                           HARTFORD LIFE INSURANCE COMPANY
               (Exact name of registrant as specified in its charter)


         CONNECTICUT                                       06-0974148
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                       Identification Number)

               200 HOPMEADOW STREET, SIMSBURY, CONNECTICUT 06089
                   (Address of principal executive offices)

                                (860) 843-7716
               (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  [X]    No[ ]

As of March 30, 1998, there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant, all of which were directly owned by Hartford Life and Accident Insurance Company.

The registrant meets the conditions set forth in General Instruction I (1)
(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                     ANNUAL REPORT FOR 1997 ON FORM 10-K

                                   CONTENTS

            ITEM   DESCRIPTION                                                         PAGE
PART I       1     Business of Hartford Life Insurance Company*                          2
             2     Properties*                                                           9
             3     Legal Proceedings                                                     9
             4     **

PART II      5     Market for Hartford Life Insurance Company's Common Stock and
                   Related Stockholder Matters                                           9
             6     **
             7     Management's Discussion and Analysis of Financial Condition and
                   Results of Operations*                                               10
            7A     Quantitative and Qualitative Disclosures About Market Risk           20
             8     Financial Statements and Supplementary Data                          20
             9     Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosure                                             20

PART III    10     **
            11     **
            12     **
            13     **

PART IV     14     Exhibits, Financial Statements, Schedules and Reports on Form 8-K    21
                   Signatures                                                          II-1
                   Exhibits Index                                                      II-2

*   Item prepared in accordance with General Instruction I(2) of Form 10-K
**  Item omitted in accordance with General Instruction I(2) of Form 10-K

                                       PART I

                 ITEM 1.  BUSINESS OF HARTFORD LIFE INSURANCE COMPANY
     (DOLLAR AMOUNTS IN MILLIONS EXCEPT FOR SHARE DATA UNLESS OTHERWISE STATED)

GENERAL

Hartford Life Insurance Company (the "Company") was organized in 1902 and is incorporated under the laws of the State of Connecticut. The Company is a direct subsidiary of Hartford Life and Accident Insurance Company ("HLA"), a wholly-owned subsidiary of Hartford Life, Inc. ("Hartford Life"). The Company and its subsidiaries, together with HLA, provide (i) annuity products, such as individual variable annuities and fixed market value adjusted ("MVA") annuities, deferred compensation and retirement plan services and mutual funds for savings and retirement needs to over 1 million customers, (ii) life insurance for income protection and estate planning to approximately 500,000 customers and, together with HLA, (iii) employee benefits products such as group life and group disability insurance for the benefit of over 15 million individuals. According to the latest publicly available data, with respect to the United States, the Company is the largest writer of both total individual annuities and individual variable annuities based on sales for the year ended December 31, 1997. The Company's strong position in each of its core businesses provides an opportunity to increase the sale of Hartford Life's products and services as individuals increasingly save and plan for retirement, protect their families against disability or death and prepare their estates for an efficient transfer of wealth between generations.

The Company strives to maintain and enhance its position as a market leader within the financial services industry. The Company has pursued a strategy of selling diverse and innovative products through multiple distribution channels, achieving cost efficiencies through economies of scale and improved technology, maintaining effective risk management and prudent underwriting techniques and capitalizing on its brand name and customer recognition of The Hartford Stag Logo, one of the most recognized symbols in the financial services industry. In the past year, the Company's total assets increased 26% to $98 billion and stockholder's equity was $2.3 billion as of December 31, 1997. In addition, the Company generated $3 billion in revenues and $302 in net income in 1997.

DISTRIBUTION
The Company utilizes a multiple channel distribution network which provides a distinct competitive advantage in selling products and services to a broad cross-section of customers throughout varying economic and market cycles. In particular, the Company has developed an extensive network of banks and broker-dealers, which is one of the largest in the industry, including over 1,350 national and regional broker-dealers and approximately 450 banks. This broad network has enabled the Company to introduce new products and services in an effective manner and allows the Company significant opportunity to access its customer base. The Company sells fixed MVA annuities, variable annuities, mutual funds, single premium variable life insurance, and retirement plan services through its broker-dealer and bank distribution systems.

PRODUCTS
The Company provides its customers an innovative and diverse mix of products and services directed at serving people's needs throughout the different stages of their lives and during varying economic cycles. The Company offers a variety of variable and fixed MVA annuity products with funds managed both internally and by several outside money managers including Wellington Management Co., LLP ("Wellington") and Putnam Financial Services, Inc. ("Putnam"). The Company regularly introduces new and innovative products and services to the market. For example, the Company was the leader in developing and marketing fixed annuities with an MVA feature which protects the Company from losses due to higher interest rates in the event of early surrender.

CUSTOMER SERVICE, TECHNOLOGY AND ECONOMIES OF SCALE
The Company has achieved advantageous economies of scale and operating efficiencies due to its growth, attention to expense management and commitment to customer service and technology. These advantages allow the Company to competitively price its products for its distribution network and policyholders. The Company has been able to reduce its individual annuity operating expenses as a percentage of total individual annuity account value to 25 basis points in 1997 from 28 basis points in 1996 and 31 basis points in 1995. In addition, the Company utilizes computer technology to enhance communications within the Company and throughout its distribution network in order to improve the Company's efficiency in marketing, selling, and servicing its products and as a result provides high-quality customer service. The Company was recently awarded, for the second consecutive year, one of the six Quality Tested Service Seals given by DALBAR Inc., a recognized independent research organization. This award was also given to one of the Company's strategic partners, Putnam, for the Putnam Capital Manager Variable Annuity, which is also administered through the Company. The DALBAR award is given in recognition of those organizations who achieve the highest tier of customer service in the variable annuity industry.

RISK MANAGEMENT

The Company's product designs, prudent underwriting standards, and risk management techniques protect it against disintermediation risk and greater than expected mortality and morbidity. As of December 31, 1997, the Company minimized its exposure to risks associated with early surrender through liabilities which were non-guaranteed, supported by policy loans, possessed market value adjustments or surrender charges, or contained non-surrenderability provisions. As a result, 99% of the Company's insurance liabilities were protected and 97% of the Company's individual annuity account value was subject to surrender charges. The Company also enforces disciplined claims management to protect against greater than expected mortality and morbidity experience and regularly monitors its underwriting, mortality and morbidity assumptions to determine if experience remains consistent with assumptions and pricing.

BRAND NAME AND FINANCIAL STRENGTH
The Hartford Stag Logo is one of the most recognized symbols in the insurance and financial services industry. This brand recognition, coupled with a strong balance sheet and sound ratings, has enabled the Company to establish the reputation and financial strength necessary to maintain distribution relationships, enhance strategic alliances, and generate new customer sales. Pursuant to a Master Intercompany Agreement with The Hartford Financial Services Group, Inc. ("The Hartford"), the Company has been granted a perpetual non-exclusive license to use the Stag Logo in connection with the sale of Hartford Life's products and services. However, in the event that The Hartford reduces its beneficial ownership below 50% of the combined voting power of Hartford Life's then outstanding securities, the license may be revoked upon the later of the fifth anniversary of the date of consummation of the Hartford Life's Initial Public Offering ("IPO") (May 22,
1997) of its Class A Common Stock or one year after receipt by Hartford Life of written notice of The Hartford's intention to revoke the license.

BUSINESS SEGMENTS

The Company operates in three principal business segments: Annuity, Individual Life Insurance and Employee Benefits. The Company also maintains a Guaranteed Investment Contracts segment, which is primarily comprised of guaranteed rate contract business written prior to 1995 ("Closed Book GRC") and a Corporate Operation through which it reports net investment income on assets representing surplus not assigned to any of its business segments and certain other revenues and expenses not specifically allocable to any of its business segments. The following is a description of each segment, including a discussion of principal products, methods of distribution, and competitive environments. Additional information on the Company's business segments may be found in the Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") on pages 10 to 14 and Note 14 of Notes to Consolidated Financial Statements.

ANNUITY

The Annuity segment focuses on the savings and retirement needs of the growing number of individuals who are preparing for retirement or have already retired. The Company offers a variety of products within this segment, reflecting the diverse nature of the market. These products include fixed and variable annuities, certain deferred compensation and retirement plan services for municipal governments and corporations, structured settlements, mutual funds, investment management services and certain other financial products. The Annuity segment distributes its products primarily through broker-dealers and financial institutions for individual sales, and primarily through internal personnel of the Company for institutional sales. Growth in the Company's assets over the last several years has been driven primarily by its sales of variable annuities. New sales and market appreciation, net of surrenders, have increased the Annuity segment account value to $67.0 billion at December 31, 1997 from $50.8 billion at December 31, 1996. The Annuity segment generated revenues of $1.3 billion and $1.0 billion and net income of $206 and $148 in 1997 and 1996, respectively.

INDIVIDUAL ANNUITY

The Company is the market leader in the annuity industry and was the number one writer of individual variable annuities for the years ended December 31, 1997 and 1996, with total individual annuity sales of $10.2 billion and $9.8 billion, respectively. The Company sells both variable and fixed annuity products, with single and flexible premium payment options, through a wide distribution network of broker-dealers and other financial institutions. Individual variable annuity sales were $9.7 billion and $9.3 billion in 1997 and 1996, respectively, and the Company held an 11% market share as of December 31, 1997, according to information compiled by Variable Annuity Research and Data Service ("VARDS"). In each of the last two years, the Company has sold approximately 66% of its individual annuities through broker-dealers and 34% of its individual annuities through banks.

Individual annuity account value totaled $56.3 billion, with individual variable annuity account value representing $46.9 billion which has grown significantly from $9.7 billion at December 31, 1993. Approximately 92% of the individual variable annuity account value was held in non-guaranteed separate accounts at December 31, 1997. The Company earns fees for managing annuity assets (based on its account value) and maintaining policyholder accounts, which totaled over 1 million as of December 31, 1997. The Company's individual annuity products, principally consisting of variable and fixed MVA annuities, generally are priced to earn an after-tax margin of approximately 35 to 40 basis points on average total account value and the Company has achieved such earnings in each of the past five years.

With respect to variable annuities, the Company uses specified portions of the periodic premiums of a customer to purchase units in one or more mutual funds, as directed by the customer, who then assumes the investment performance risks and rewards. As a result, variable annuities permit policyholders to choose aggressive or conservative investment strategies as they deem appropriate without affecting the composition and quality of assets in the Company's general account. These products offer the policyholder a variety of equity and fixed income options. Deposits of varying amounts may be made at regular or irregular intervals and the value of these assets fluctuates in accordance with the investment performance of the funds selected by the policyholder. To encourage persistency, the Company's individual annuities are subject to withdrawal restrictions and surrender charges ranging initially from 6% to 7% of the contract's face amount which reduce to zero on a sliding scale, usually within seven policy years. The growth of the Company's individual variable annuity account value has been considerable for the past several years, due to strong sales, market appreciation and low levels of surrenders.

The assets underlying the Company's variable annuities are managed both internally and by outside money managers, while the Company provides all policy administration services. The Company utilizes a select group of money managers, such as Wellington, Putnam, and Dean Witter InterCapital, Inc., who have an interest in the continued growth in sales of the Company's products and greatly enhance the marketability of its annuities and the strength of its product offerings. Two of the industry's four leading variable annuities, The Director and Putnam Capital Manager Variable Annuity (based on sales for the year ended 1997) are sponsored by the Company and are managed in part by Wellington and Putnam, respectively.

Fixed MVA annuities are fixed rate annuity contracts which guarantee a specific sum of money will be paid in the future, either as a lump sum or as monthly income. In the event that a policyholder surrenders a policy prior to the end of the guarantee period, the MVA feature increases or decreases the cash surrender value of the annuity in respect of any interest rate decreases or increases, respectively, thereby protecting the Company from losses due to higher interest rates at the time of surrender. The amount of payment will not fluctuate due to adverse changes in the Company's investment return, mortality experience or expenses. The Company's primary fixed MVA annuities have terms of one, three, five, six, seven, eight, nine, or ten years with an average term of approximately seven years. Account value of fixed MVA annuities have remained stable at approximately $9.0 billion at December 31, 1997 and 1996.

In September 1996, the Company launched eight retail mutual funds. Six of these funds are managed by Wellington and closely resemble the Company's Director variable annuity equity funds. The other funds are managed by Hartford Investment Management Company, a wholly owned subsidiary of The Hartford. The Company has entered into agreements with over 400 financial services firms to distribute these mutual funds. During 1997, the Company had mutual fund sales of $869 bringing total mutual fund assets to $972 as of December 31, 1997. The fund family was recognized as the fastest growing, non-proprietary mutual fund family in 1997, according to Strategic Insight, an industry research association. In addition, in January 1998, the fund family was also recognized as the fastest non-proprietary mutual fund family to reach $1 billion in assets when it reached that level in less than eighteen months of existence.

GROUP ANNUITY

The Company is among the top providers of retirement products and services, including asset management and plan administration, to municipalities pursuant to Section 457 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). The Company also provides products and services to plans created under Section 401(k) and 403(b) of the Internal Revenue Code.

The Company presently administers approximately 900 Section 457 plans for governmental entities. Traditionally, Section 457 plans have been held in the Company's general account, but increasingly plan beneficiaries are transferring assets into mutual funds held in separate accounts. The Company offers a number of different funds, both fixed income and equity, to the employees in Section 457 plans. Generally, the Company manages the fixed income plans and certain other outside money managers act as advisors to the equity funds offered in Section 457 plans administered by the Company.

The Company also sells structured settlement contracts, which provide for periodic payments to an injured person or survivor for a generally determinable number of years typically in settlement of a claim under a liability policy in lieu of a lump sum settlement. The Company's structured settlements are sold through The Hartford's property-casualty insurance operations as well as specialty brokers. The Company also markets other annuity contracts for special purposes such as the funding of terminated defined benefit pension plans.

Total sales in the Group Annuity area were $820 in 1997, and were primarily responsible for the increase in account value to $10.7 billion as of December 31, 1997. Sales of Section 457 products were $151 in 1997 increasing Section 457 account value to $5.7 billion as of December 31, 1997. In addition, sales of structured settlements and terminal funding products were $287 and $239 in 1997, respectively.

MARKETING AND DISTRIBUTION

The Company's individual annuity distribution network has been developed based on management's strategy of utilizing multiple and competing distribution channels in an effort to achieve the broadest distribution possible while maintaining a variable cost structure. The success of the Company's marketing and distribution system depends on its product offerings, fund performance, successful utilization of external wholesaling organizations, relationships with broker-dealers and banks (through which the sale of the Company's individual annuities to customers is consummated) and quality of customer service.

The Company maintains a network of approximately 1,350 broker-dealers and approximately 450 banks (including 23 of the 25 largest banks in the United States) through the use of wholesaling organizations and strategic alliances. The agreements covering these relationships have varying renewal and termination provisions but generally provide for ongoing continuation unless one of the parties elects otherwise or fails to reaffirm continuation on a periodic basis.

The Company also uses this distribution network to sell products other than individual annuities, including single premium variable life products,
Section 401(k) plan services and mutual funds. The Company also uses internal personnel with extensive experience in the Section 457 market as well as access to the Section 401(k) market, to sell its products and services in the deferred compensation and retirement plan market.

COMPETITION

The Annuity segment competes with numerous other insurance companies as well as certain banks, securities brokerage firms, investments advisors and other financial intermediaries marketing annuities, mutual funds and other retirement-oriented products. Some of these companies have greater financial strength and resources than Hartford Life Insurance Company. In particular, national banks may become more significant competitors in the future for insurers who sell annuities as a result of recent court decisions and regulatory actions. Product sales are affected by competitive factors such as investment performance ratings, product design, visibility in the marketplace, financial strength ratings, distribution capabilities, levels of charges and credited rates, reputation, and customer service. Also, since the Company does not have a career agency force, competition also exists for distributors of its products. This competition is primarily based on the variety and quality of products offered, compensation, services provided to and relationships developed with broker-dealers and other distributors.

INDIVIDUAL LIFE INSURANCE

The Individual Life Insurance segment sells a variety of products and the Company's in force business primarily consists of variable life, universal life, interest-sensitive whole life, and term life insurance products. The Company's in force block also includes whole life, which was sold in prior years, and modified guaranteed whole life, which was acquired from Fidelity Bankers Life Insurance Company in 1993 and Pacific Standard Life Insurance Company in 1994. In this segment, the Company focuses particularly on the high-end estate and business planning markets and is among the top five writers of individual life insurance based on average face value per policy. In addition, the Company is among the top five writers of individual variable life for the nine months ended September 30, 1997, based on the Tillinghast Value Variable Life Survey. Life insurance in force increased to $55.4 billion from $52.1 billion at December 31, 1997 and 1996, respectively. New annualized weighted premiums were $140 in 1997, an increase of $10, or 8% over prior year. Growth in sales was primarily attributable to the Company's variable life product, which increased $23, or 31%, to $98 in 1997. The Individual Life segment generated revenues of $487, an increase of $47, or 11%, over prior year and net income of $55 in 1997 as compared to $44 in 1996. In addition, account values in this segment grew $555, or 17%, to $3.8 billion as of December 31, 1997 due to strong sales of the variable life product.

In 1997, variable life products represented 70% of new annualized weighted premium for this segment. Variable life insurance provides a return linked to an underlying portfolio and the Company allows policyholders to determine their desired asset mix among a variety of underlying mutual funds. As the return on the investment portfolio increases or decreases, as the case may be, the death benefit or surrender value of the variable life policy may increase or decrease. The Company's single premium variable life product provides a death benefit to the policy beneficiary based on a single premium deposit. The Company's second-to-die products are distinguished from other products in that two lives are insured rather than one, and the policy proceeds are paid upon the second death of the two insureds. Second-to-die policies are used in individual estate planning, often to fund estate taxes for a married couple.

Universal life and interest-sensitive whole life insurance coverages provide life insurance with adjustable rates of return based on current interest rates. The Company offers both flexible and fixed premium policies and provides policyholders with flexibility in the available coverage, the timing and amount of premium payments and the amount of the death benefit, provided there are sufficient policy funds to cover all policy charges for the coming period. Universal life and interest-sensitive whole life represented 24% of new annualized premium sales of individual life insurance in 1997. The Company also sells universal life insurance policies with a second-to-die feature similar to that of the variable life insurance product offered.

The Company also offers individual term life insurance, but has had a limited presence in that market. During 1997, the Company developed a new term insurance product to sell through its bank and broker-dealer distribution channels.

MARKETING AND DISTRIBUTION

The primary Individual Life Insurance distribution system is focused on products designed for high-end estate and business planning. The high-end estate and business planning organization is managed through a sales office system of qualified life insurance professionals with specialized training in sophisticated life insurance sales. These employees have access to an extensive network of licensed life insurance agents. High-end sales also occur, in certain regions, through a group of independent life insurance marketing organizations, each of which maintains a separate marketing agreement with the Company. In addition, other distribution relationships exist to provide incremental sales of life insurance products for both estate planning and basic protection against lost income from death. Furthermore, sales of single premium variable life are generated through the individual annuity distribution system. Along with HLA, 61% of total sales were produced by the sales office system, 11% resulted from the individual annuity distribution system with the remaining 28% of sales generated by other life insurance distribution relationships during 1997.

COMPETITION

The Individual Life Insurance segment competes with over 2,000 life insurance companies in the United States, as well as other financial intermediaries marketing insurance products. Competitive factors related to this segment are primarily the breadth and quality of life insurance products offered, competitiveness of pricing, relationships with third-party distributors and the quality of underwriting and customer service.

EMPLOYEE BENEFITS

The Employee Benefits segment consists of two areas of operation: (a) Group Insurance and (b) Specialty Insurance Operations. The Company markets group insurance products, including group life insurance, group short- and long-term managed disability, stop loss and supplementary medical coverage to employers and employer sponsored plans and accidental death and dismemberment, travel accident and other special risk coverages to employers and associations. Substantially all of the Group Insurance business directly written by the Company is ceded to its parent, HLA. The Company also offers disability underwriting, administration, claims processing services and reinsurance to other insurers and self-funded employer plans. The Specialty Insurance Operations unit consists of the Company's corporate owned life insurance ("COLI") business.

GROUP INSURANCE

Along with HLA, the Company provides life, disability, and other group insurance coverage to large and small employers across the United States.
The Company sells its product line to employers through brokers and consultants and to multiple employer groups through its relationships with trade associations. In the disability market, the Company focuses on strong underwriting and claims management to derive a competitive advantage. In the group insurance market, all policies sold are term insurance, generally with one- or two-year rate guarantees. This allows the Company to make adjustments in rate or terms of its policies in order to minimize the adverse effect of various market trends. Substantially all of the Group Insurance business written by the Company is ceded to HLA.

The Company is one of the largest participants in the "large case" market of the group disability insurance business. The large case market, as defined by the Company, generally consists of group disability policies covering over 1,000 employees in a particular company. The Company is continuing to expand its operations in the "small" and "medium case" group markets emphasizing name recognition and reputation as well as the Company's managed disability approach to claims and administration. The Company's efforts in the group disability market focus on early intervention, return-to-work programs, reduction of long-term disability claims, and successful rehabilitation. The Company also works with disability claimants to improve the receipt rate of Social Security offsets (i.e. reducing payment of benefits by the amount of Social Security payments received).

The Company has concentrated on a managed disability approach, which emphasizes early claimant intervention in an effort to facilitate a disabled claimant's return to work and thereby contain costs. This approach, coupled with an individualized approach to claim servicing, and an incentive to contain costs, leads to an overall reduction in the cost of disability coverage for employers. The Company's short-term disability benefit plans provide a weekly benefit amount (typically 60% to 70% of the employee's earned income up to a specified maximum benefit) to insured employees when they are unable to work due to an accident or illness. Long-term disability insurance provides a monthly benefit for those periods of time not covered by a short-term disability benefits plan when insured employees are unable to work due to disability. Employees may receive total or partial disability benefits. Most of these policies usually begin providing benefits following a 90- or 180-day waiting period and continue providing benefits until the employee reaches age 65-70. Long-term disability benefits are paid monthly and are limited to a portion, generally 50-70%, of the employee's earned income up to a specified maximum benefit.

Group term life insurance provides term coverage to employees and their dependents for a specified period and has no accumulation of cash values. The Company offers innovative options for its basic group life insurance coverage, including portability of coverage and a living benefit option, whereby terminally ill policyholders can receive death benefits prior to their death.

The Company also provides term life insurance, accidental death and dismemberment, travel accident, hospital indemnity, Medicare Supplement and other coverages primarily to individual members of various associations as well as employee groups. The Company provides excess of loss medical coverage (known as "stop loss" insurance) to employers who self-fund their medical plans and pay claims using the services of a third party administrator.

SPECIALTY INSURANCE OPERATIONS

The Company is a leader in the COLI market, which is life insurance purchased by a company on the lives of its employees, with the company named as the beneficiary under the policy. Until the Health Insurance Portability Act of 1996 ("HIPA Act of 1996"), the Company sold two principal types of COLI, leveraged and variable products. Leveraged COLI is a fixed premium life insurance policy owned by a company or a trust sponsored by a company. The HIPA Act of 1996 phases out the deductibility of interest on policy loans under COLI by the end of 1998, thus eliminating all future sales of leveraged COLI. Variable COLI continues to be a product used by employers to fund non-qualified benefits or offset other post-employment benefits liabilities, but does not provide the same cash flow or tax advantages generated by leveraged COLI. During 1997, the Company recorded $3.6 billion of deposits of new variable COLI business, increasing total account value to $12.3 billion at December 31, 1997 compared to $8.5 billion at December 31, 1996. The Specialty Insurance Operation generated revenues of $972 and $1.4 billion and net income of $32 and $29 in 1997 and 1996, respectively. The decline in revenues is primarily related to the impact of the HIPA Act of 1996 on leveraged COLI sales.

In addition, the Company acquired the leveraged COLI business of Mutual Benefit Life Insurance Company ("MBL") in 1992, and currently cedes approximately $5.0 billion of leveraged COLI business to MBL Assurance Company, the successor-in-interest to MBL ("MBLAC"). Pursuant to the original reinsurance agreements, MBLAC is required to secure 100% of the coinsurance liabilities in certain trust accounts held for the benefit of the Company.

COMPETITION

Competitive factors in the group and specialty insurance markets primarily are the variety and quality of products offered, the Company's relationships with its third-party distributors and the quality of customer service. The Employee Benefits segment competes with numerous other insurance companies and other financial intermediaries marketing insurance products.

GUARANTEED INVESTMENT CONTRACTS

The Guaranteed Investment Contracts segment consists of guaranteed rate contract ("GRC") business that is supported by assets held in either the Company's general account or a guaranteed separate account. Historically, a significant majority of these contracts were sold as general account contracts with fixed rate maturities. The Company decided in 1995, after a thorough review of its GRC business, that it would significantly de-emphasize general account GRC, choosing to focus its distribution efforts on other products sold through other segments. The Company internally segregates the GRC segment into distinct blocks of business which are separately managed. The Company's GRC business written prior to 1995 is referred to as Closed Book GRC. Management expects no material income or loss from the Guaranteed Investment Contracts segment in the future.

OTHER MATTERS

ORGANIZATION

Hartford Life Insurance Company is a wholly-owned subsidiary of HLA, a wholly-owned subsidiary of Hartford Life. Hartford Life is a direct subsidiary of Hartford Accident and Indemnity Company ("HA&I"), an indirect subsidiary of The Hartford Financial Services Group, Inc. ("The Hartford"). On February 10, 1997, Hartford Life filed a registration statement, as amended, with the Securities and Exchange Commission relating to an IPO of Hartford Life's Class A Common Stock. Pursuant to the IPO on May 22, 1997, Hartford Life sold to the public 26 million shares at $28.25 per share and received net proceeds of $687. Of the proceeds, $527 was used to retire debt related to Hartford Life's promissory notes outstanding and line of credit. The remaining $160 was contributed by Hartford Life to HLA to support growth in its core businesses.

The 26 million shares sold in the IPO represent approximately 18.6% of the equity ownership in Hartford Life and approximately 4.4% of the combined voting power of Hartford Life's Class A and Class B Common Stock. The Hartford owns all of the 114 million outstanding shares of Class B Common Stock of Hartford Life, representing approximately 81.4% of the equity ownership in Hartford Life and approximately 95.6% of the combined voting power of Hartford Life's Class A and Class B Common Stock. Holders of Class A Common Stock generally have identical rights to the holders of Class B Common Stock except that the holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to five votes per share on all matters submitted to a vote of Hartford Life stockholders.

LIFE RESERVES

In accordance with applicable insurance regulations under which the Company operates, life insurance subsidiaries of the Company establish and carry as liabilities actuarially determined reserves which are calculated to meet the Company's future obligations. Reserves for life insurance and disability contracts are based on actuarially recognized methods using prescribed morbidity and mortality tables in general use in the United States, which are modified to reflect the Company's actual experience when appropriate. These reserves are computed at amounts that, with additions from premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet the Company's policy obligations at their maturities or in the event of an insured's death. Reserves also include unearned premiums, premium deposits, claims reported but not yet paid, claims incurred but not reported and claims in the process of settlement. Reserves for assumed reinsurance are computed on bases essentially comparable to direct insurance reserves.

For the Company's universal life and interest-sensitive whole life policies, reserves are set according to premiums collected, plus interest credited, less charges. Other fixed death benefit and individual life reserves are based on assumed investment yield, persistency, mortality and morbidity as per commonly used actuarial tables, expenses and margins for adverse deviations.

The persistency of the Company's annuity and other interest-sensitive life insurance reserves is enhanced by policy restrictions on the withdrawal of funds. Withdrawals in excess of allowable penalty-free amounts are assessed a surrender charge during a penalty period, which is usually at least seven years. Such surrender charge is initially a percentage of the accumulation value, which varies by product, and generally decreases gradually during the penalty period. Surrender charges are set at levels to protect the Company from loss on early terminations and to reduce the likelihood of policyholders terminating their policies during periods of increasing interest rates, thereby lengthening the effective duration of policy liabilities and improving the Company's ability to maintain profitability on such policies.

The Company's reserves comply in all material respects with state insurance department statutory accounting practices; however, in the Company's consolidated financial statements, life insurance reserves are determined in accordance with generally accepted accounting principles, which may vary from statutory accounting practices.

REGULATION AND PREMIUM RATES

Insurance companies are subject to comprehensive and detailed regulation and supervision throughout the United States. The extent of such regulation varies, but generally has its source in statutes which delegate regulatory, supervisory and administrative powers to state insurance departments. Such powers relate to, among other things, the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the nature of and limitations on investments; premium rates; claim handling and trade practices; restrictions on the size of risks which may be insured under a single policy; deposits of securities for the benefit of policyholders; approval of policy forms; periodic examinations of the affairs of companies; annual and other reports required to be filed on the financial condition of companies or for other purposes; fixing maximum interest rates on life insurance policy loans and minimum rates for accumulation of surrender values; and the adequacy of reserves and other necessary provisions for unearned premiums, unpaid claims and claim adjustment expenses and other liabilities, both reported and unreported.

Most states have enacted legislation which regulates insurance holding company systems such as Hartford Life. This legislation provides that each insurance company in the system is required to register with the insurance department of its state of domicile and furnish information concerning the operations of companies within the holding company system which may materially affect the operations, management or financial condition of the insurers within the system. All transactions within a holding company system affecting insurers must be fair and equitable. Notice to the insurance departments is required prior to the consummation of transactions affecting the ownership or control of an insurer and of certain material transactions between an insurer and any entity in its holding company system. In addition, certain of such transactions cannot be consummated without the applicable insurance department's prior approval.

EMPLOYEES

The Company, together with its parent, had approximately 4,000 employees at February 28, 1998, primarily in the United States and Canada.

ITEM 2.  PROPERTIES

The Company occupies office space in Simsbury, Connecticut, leased from a third party by Hartford Fire Insurance Company ("Hartford Fire"), an indirect subsidiary of The Hartford. Expenses associated with these offices are allocated on a direct and indirect basis to Hartford Life and its subsidiaries by Hartford Fire.

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

PART II

ITEM 5. MARKET FOR HARTFORD LIFE INSURANCE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

All of the Company's outstanding shares are ultimately owned by Hartford Life which is ultimately a subsidiary of The Hartford. As of March 30, 1998, the Company had issued and outstanding 1,000 shares of common stock at a par value of $5,690 per share.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

    (DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE STATED)

MANAGEMENT'S DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES BEGINNING ON PAGE F-1.

Certain statements contained in this discussion, other than statements of historical fact, are forward-looking statements. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive, and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company's control and have been made based upon management's expectations and beliefs concerning future developments and their potential effect on Hartford Life Insurance Company and subsidiaries (the "Company"). There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of certain factors, including those described in the forward-looking statements.

Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

INDEX

Consolidated Results of Operations       10          Guaranteed Investment Contracts              13
Annuity                                  11          Investments                                  14
Individual Life Insurance                12          Regulatory Initiatives and Contingencies     18
Employee Benefits                        13          Other Matters                                20

CONSOLIDATED RESULTS OF OPERATIONS

The Company is a leading insurance and financial services organization that provides pre-retirement savings, estate planning and employee benefit products. The Company offers variable and fixed annuities, retirement plan services, mutual funds, and life and disability insurance on both a group and an individual basis.

The Company derives its revenues principally from: (a) asset management fees on separate accounts and mortality and expense fees; (b) net investment income on general account assets; and (c) certain other fees earned by the Company. Asset management fees and mortality and expense fees are primarily generated from separate account assets which are deposited with the Company through the sale of variable annuity and variable life products. The Company's operating expenses primarily consist of interest credited to policyholders on general account liabilities, insurance benefits provided, dividends to policyholders, costs of selling and servicing the various products offered by the Company and other general business expenses. The Company's profitability depends largely on the amount of assets under management, the adequacy of product pricing and underwriting discipline, and its ability to earn target spreads between earned investment rates on general account assets and credited rates to customers.

OPERATING SUMMARY

                                                1997               1996
--------------------------------------------------------------------------
        REVENUES                               $3,009             $2,889
        EXPENSES                                2,707              2,851
        ------------------------------------------------------------------
        NET INCOME                            $   302             $   38
        ------------------------------------------------------------------

Revenues increased $120, or 4%, to $3 billion in 1997 from $2.9 billion in 1996. Revenues were impacted by the Health Insurance Portability and Accountability Act of 1996 ("HIPA Act of 1996"), which phases out the deductibilty of interest expense on policy loans by the end of 1998, virtually eliminating all new sales of leveraged corporate owned life insurance ("COLI"), and by the Guaranteed Investment Contracts segment ("GIC"), which had a loss of $225 in 1996, primarily related to a closed block of guaranteed rate contract business ("Closed Book GRC"). Excluding COLI and GIC, revenues increased $293, or 20%, to $1.8 billion in 1997 as compared to $1.5 billion 1996. This growth was driven by increased Individual Annuity revenues of $256, or 42%, in 1997 as compared to 1996. This increase is primarily related to premiums and other considerations where individual variable annuity fee income grew $198, or 54%, in 1997 as compared to 1996, primarily resulting from increased average individual variable annuity account values of $13.1 billion, or 49%, to $39.7 billion in 1997. This solid growth in average account value was due to strong variable annuity sales of $9.7 billion and significant stock market appreciation. In addition, Individual Life Insurance premiums and other considerations grew $36, or 13%, reflecting the impact of applying cost of insurance charges and variable life fees to a larger block of business. Individual Life Insurance account values increased $555, or 17%, to $3.8 billion in 1997 as compared to 1996.

Expenses decreased $144 in 1997 as compared to 1996. Excluding COLI and GIC for the reasons described above, expenses increased $255, or 20%, to $1.5 billion in 1997 as compared to $1.2 billion in 1996. Benefits, claims and expenses related to the Annuity segment increased $210, or 28%, in 1997 as compared to 1996. This increase was driven by increased amortization of deferred policy acquisition costs of $76, or 44%, due to strong sales in both 1997 and 1996, as well as increased operating expenses of $101, or 65%, reflective of the strong growth in this segment. In addition, Individual Life Insurance benefits, claims and expenses grew $30, or 8%, primarily related to amortization of deferred policy acquisition costs associated with this growing block of business.

Net income totaled $302 in 1997 as compared to $38 in 1996. The 1996 results include a $225 net loss related to GIC, which when excluded, results in an increase in 1997 net income of $39, or 15%, over comparable 1996 results.
The improvement in earnings, excluding GIC, for both comparative periods is primarily related to increased fee income earned on the Annuity segment's growing block of separate account assets due to strong sales and significant market appreciation and earnings growth in the Individual Life Insurance segment. Partially offsetting improved earnings in the principal segments was a decrease in earnings of $33 in the Corporate Operation due to the increased capital allocated to the other segments to fund their growth.

Management believes that it has developed and implemented strategies to maintain and enhance its position as a market leader within the financial services industry, to continue the Company's asset growth, and to maximize Hartford Life's shareholder value. Hartford Life's strong market position in each of its primary businesses, coupled with the growth potential management believes exists in its markets, provides opportunities to increase sales of the Company's products and services as individuals increasingly save and plan for retirement, protect themselves and their families against disability or death and prepare their estates for an efficient transfer of wealth between generations.

SEGMENT RESULTS

The Company operates in three principal segments: Annuity, Individual Life Insurance, and Employee Benefits as well as a Guaranteed Investments Contracts segment, which is primarily comprised of guaranteed rate contract business written prior to 1995. The Company also maintains a Corporate Operation through which it reports items that are not directly allocable to any of its business segments.

Below is a summary of net income (loss) by segment.

                                             1997             1996
------------------------------------------------------------------
ANNUITY                                      $206            $ 148
INDIVIDUAL LIFE INSURANCE                      55               44
EMPLOYEE BENEFITS                              32               29
GUARANTEED INVESTMENT CONTRACTS                 -             (225)
CORPORATE OPERATION                             9               42
------------------------------------------------------------------
   NET INCOME                                $302            $  38
------------------------------------------------------------------

ANNUITY

OPERATING SUMMARY

                                             1997             1996
------------------------------------------------------------------
   REVENUES                                 $1,269            $968
   EXPENSES                                  1,063             820
   ---------------------------------------------------------------
   NET INCOME                               $  206            $148
   ---------------------------------------------------------------

The Annuity segment focuses on the savings and retirement needs of the growing number of individuals who are preparing for retirement or have already retired. This segment consists of two areas of operation: Individual Annuity and Group Annuity. The variety of products sold within this segment reflects the diverse nature of the market. These products include, in the Individual Annuity operation, individual variable annuities, fixed MVA annuities, and mutual funds; and in the Group Annuity operation, deferred compensation and retirement plan services for municipal governments and corporations, structured settlement contracts and other special purpose annuity contracts, and investment management contracts. The Company was rated the number one writer of variable annuities for 1997 with an 11% market share according to the Variable Annuity Research and Data Service, and sold approximately $869 of mutual funds in its first full year offering the product, resulting in total mutual fund assets of $972 at December 31, 1997.

Revenues increased $301, or 31%, to $1.3 billion in 1997 from $1.0 billion in 1996. This increase was principally the result of a $234 increase in premiums and other considerations, reflecting a substantial increase in aggregate fees earned due to the segment's growing block of separate account assets. The average separate account assets of this segment increased to $50.7 billion in 1997, from $37.2 billion in 1996 primarily due to sales of individual variable annuities of approximately $9.7 billion in 1997, as well as significant market appreciation. Also, Group Annuity sales were $820 in 1997, an increase of $186, or 29%, over 1996. In addition, net investment income grew $67, or 15%, to $500 in 1997 primarily due to growth in average general account assets which increased to $8.1 billion in 1997 from $7.2 billion in 1996 largely as a result of growth in the general account portion of the individual variable annuity products.

The growth in this segment in 1997 also resulted in an increase in expenses of $243, or 30%, to $1.1 billion in 1997 from $820 in 1996. Benefits, claims and claim adjustment expenses grew $33, or 8%, in 1997 primarily related to increased interest credited on Group Annuity general account liabilites. Amortization of DPAC related to the Individual Annuity operation grew $82, or 52%, in 1997 as prior and current year sales remained strong. Also, other business expenses increased $101, in 1997, as a result of the growth in this segment.

A 33% growth in average account value in 1997, coupled with a reduction in individual annuity operating expenses as a percentage of total individual annuity account value to 25 basis points in 1997 from 28 basis points in 1996, contributed to the increase in net income of $58, or 39%, to $206 from $148 in 1996.

Management believes it has developed and implemented strategies to maintain and enhance its position as a market leader in the financial services industry as individuals increasingly save and plan for retirement.

INDIVIDUAL LIFE INSURANCE

OPERATING SUMMARY
                                                      1997                  1996
--------------------------------------------------------------------------------
        REVENUES                                       $487                 $440
        EXPENSES                                        432                  396
        ------------------------------------------------------------------------
        NET INCOME                                     $ 55                 $ 44
        ------------------------------------------------------------------------

The Individual Life Insurance segment, which focuses on the high end estate and business planning markets, sells a variety of life insurance products, including variable life, universal life, interest-sensitive whole life, and term life insurance policies. The Company is among the top five writers of individual life insurance based on average face value per policy. In addition, the Company is among the top five writers of individual variable life for the nine months ended September 30, 1997, based on the Tillinghast Value Variable Life Survey.

Revenues in 1997 increased $47, or 11%, to $487 from $440 in 1996. In the first quarter of 1996, a block of business was assumed from Investors Equity Life Insurance Company ("IEL") which increased 1996 revenues by $9. Excluding this transaction, 1997 revenues increased $56, or 13%, as compared to 1996, reflecting the impact of applying cost of insurance charges and variable life fees to a larger block of business. Account values increased $555, or 17%, to $3.8 billion in 1997 from $3.2 billion in 1996. Sales were $140 in 1997, an increase of 8% over 1996. Variable life product sales comprised 70%, or $98, of total 1997 sales and grew $23, or 31%, over 1996 levels.

Expenses increased $36, or 9%, to $432 in 1997 from $396 in 1996. Excluding IEL, expenses increased $45, or 12%, in 1997. This increase was primarily driven by an increase in amortization of DPAC of $23 in 1997 related to the growth in new variable life business.

The growth in this segment's account values, particularly variable life, along with favorable mortality experience, contributed to an increase in net income of $11, or 25%, in 1997.

Management believes that the Company's strong market position will provide opportunities for growth in this segment as individuals increasingly prepare their estates for an efficient transfer of wealth between generations.

EMPLOYEE BENEFITS

OPERATING SUMMARY
                                               1997               1996
----------------------------------------------------------------------------
       REVENUES                                $972              $1,366
       EXPENSES                                 940               1,337
       ---------------------------------------------------------------------
       NET INCOME                              $ 32              $   29
       ---------------------------------------------------------------------

The Employee Benefits segment consists of two areas of operation: Group Insurance and Specialty Insurance. Through Group Insurance, the Company offers products such as group life insurance products, group short-term and long-term disability and accidental death and dismemberment. Substantially all of the Group Insurance directly written by the Company is ceded to its direct parent, Hartford Life and Accident Insurance Company ("HLA"). Specialty Insurance primarily consists of the Company's COLI business.

Revenues decreased $394 to $972 in 1997, which was primarily attributable to the COLI business for which associated revenues decreased $380. The decrease in COLI revenues is primarily a result of the elimination of sales of leveraged COLI due to the HIPA Act of 1996, which phases out the deductibility of interest on policy loans under leveraged COLI by the end of 1998. The Company continues to sell variable COLI and recorded $3.6 billion of new deposits in 1997, increasing total account value to $12.3 billion at December 31, 1997 compared to $8.5 billion at December 31, 1996.

Expenses decreased $397 to $940 in 1997, which generally reflected a decrease in dividends to policyholders of $394, or 62%, primarily due to the elimination of sales of leveraged COLI as discussed above.

Net income increased $3, or 10%, in 1997 as compared to 1996 due to an increase in COLI of $1 and the sale of a block of reinsurance business which resulted in a gain of approximately $2, after tax.

The Variable COLI product offered by this segment continues to be used by employers to fund non-qualified benefits or offset other post-employment benefits liabilities.

GUARANTEED INVESTMENT CONTRACTS

OPERATING SUMMARY
                                               1997                1996
------------------------------------------------------------------------
      REVENUES                                 $241               $  34
      EXPENSES                                  241                 259
      ------------------------------------------------------------------
      NET INCOME                               $  -               $(225)

The GIC segment consists of guaranteed rate contract ("GRC") business that is supported by assets held in either the Company's general account or a guaranteed separate account and includes a closed block of guaranteed rate contracts ("Closed Book GRC"). Historically, a significant majority of these contracts were sold as general account contracts with fixed rates and fixed maturities. The Company decided in 1995, after a thorough review of its GRC business, that it would significantly de-emphasize general account GRC, choosing instead to focus its distribution efforts on other products sold through other segments and selling general account GRC primarily as an accommodation to customers. From 1992 to 1994, the GIC segment sold over $5 billion of GRC. In contrast, the GIC segment sold only $47 and $108 of general account GRC in 1997 and 1996, respectively. Consistent with management's expectations, the segment had no net income in 1997 and expects no material income or loss from the GIC segment in the future.

Closed Book GRC results in 1996 were negatively affected by lower investment rates and earnings in the related investment portfolio (primarily consisting of collateralized mortgage obligations and mortgage backed securities) due to prepayments experienced in excess of assumed and historical levels. Closed Book GRC was also affected by the interest rate rise in 1994 when the duration of its assets lengthened relative to that of the liabilities.

Although the Closed Book GRC asset portfolio as a whole is duration matched with its liabilities, certain investments continue to have a longer maturity than their corresponding liabilities and will need to be liquidated prior to maturity in order to meet the specific liability commitments. To protect the existing value of these investments, the Company entered into various hedge transactions in late September 1996 which substantially eliminated further fluctuation in fair value of the investments due to interest rate changes.
As of December 31, 1997, Closed Book GRC had general account assets and liabilities of $2.2 billion. The scheduled maturities are $1.0 billion, or 45%, in 1998, $0.7 billion, or 32%, in 1999 and $0.5 billion, or 23%, thereafter.

During 1996, Closed Book GRC incurred a $51, after-tax, loss from operations as a result of negative interest spread. With the initiation of the hedge transactions discussed above, which eliminated the possibility that the fair value of Closed Book GRC investments would recover to their current amortized cost prior to sale, an other than temporary impairment loss of $82, after-tax, was determined to have occurred and was recorded in September 1996. An additional other than temporary impairment loss of $6, after-tax, occurred in the fourth quarter of 1996 bringing the total 1996 impairment to $88. Also, during the third quarter of 1996, Closed Book GRC had asset sales resulting in proceeds of approximately $500 and a realized loss of $55, after-tax. The asset sales were undertaken as a result of liquidity needs and favorable market conditions for certain securities. Other charges of $32, after-tax, were also incurred in the third quarter of 1996.

INVESTMENTS

GENERAL

The Company's investments are managed by its investment strategy group which consists of a risk management unit and a portfolio management unit and directly reports to senior management of the Company. The risk management unit is responsible for monitoring and managing the Company's asset/liability profile and establishing investment objectives and guidelines. The portfolio management unit is responsible for determining, within specified risk tolerances and investment guidelines, the general asset allocation, duration, convexity and other characteristics of the Company's general account and guaranteed separate account investment portfolios. The Hartford Investment Management Company, a wholly owned subsidiary of The Hartford, executes the investment plan of the investment strategy group including the identification and purchase of securities that fulfill the objectives of the strategy group.

The primary investment objective of the Company's general account and guaranteed separate accounts is to maximize after-tax returns consistent with acceptable risk parameters (including the management of the interest rate sensitivity of invested assets relative to that of policyholder obligations). The Company does not have any financial instruments entered into for trading purposes. The Company is exposed to two primary sources of investment risk: credit risk, relating to the uncertainty associated with an obligor's continued ability to make timely payment of principal and interest, and interest rate risk, relating to the market price and/or cash flow variability associated with changes in market yield curves. See the Investment Risk Management section below for further discussion of the Company's approach to managing these investment risks.

The Company's separate accounts reflect two categories of risk assumption: non-guaranteed separate accounts totaling $58.6 billion as of December 31, 1997, wherein the policyholder assumes substantially all the investment risk and reward, and guaranteed separate accounts totaling $10.5 billion as of December 31, 1997, wherein the Company contractually guarantees either a minimum return or account value to the policyholder. Non-guaranteed separate account products include variable annuities, variable life and COLI. Guaranteed separate account products primarily consist of fixed MVA individual annuities and modified guaranteed life insurance, and generally include market value adjustment features to mitigate the disintermediation risk in the event of surrenders.

The Company's general account consists of a diversified portfolio of investments. Although all the assets of the general account support all the Company's liabilities, the Company's investment strategy group has developed separate investment portfolios for specific classes of product liabilities within the general account. The strategy group works closely with the business lines to develop specific investment guidelines, including duration targets, asset allocation and convexity constraints, asset/liability mismatch tolerances and return objectives, for each product line in order to achieve each product line's individual risk and return objectives.

Invested assets in the Company's general account totaled $18.2 billion at December 31, 1997 and were comprised of $14.2 billion of fixed maturities, $3.8 billion of policy loans, and other investments of $227. Policy loans, which had a weighted-average interest rate of 11.2%, as of December 31, 1997, are secured by the cash value of the underlying life insurance policies. These loans do not mature in a conventional sense, but expire in conjunction with the related policy liabilities.

During 1997, the Company continued to concentrate on reducing exposure to CMO's and reallocated the funds into public and private corporate bonds, commercial mortgage-backed securities and other nonresidential asset-backed securities. In general, commercial MBS and asset-backed securities, although subject to prepayment risk, are significantly less sensitive to changes in interest rates as compared to CMO's and MBS.

As of December 31, 1997 and 1996, approximately 22.1% and 13.2%, respectively, of the Company's fixed maturity portfolio was invested in private placement securities (including Rule 144A offerings). Private placement securities are generally less liquid than public securities; however, covenants for private placements are designed to mitigate the impact of such increased liquidity risk. Most of the private placement securities in the Company's portfolio are rated by nationally recognized rating organizations.

INVESTMENT RESULTS

The table below summarizes the Company's results for the past two years.

                              (BEFORE TAXES)              1997          1996
                  -----------------------------------------------------------
                  Net investment income                   $1,368       $1,397
                  Yield on average invested assets (1)      7.7%         7.8%
                  Net realized capital gains (losses)     $   4        $(213)
                  -----------------------------------------------------------

                  (1) REPRESENTS NET INVESTMENT INCOME (EXCLUDING NET REALIZED CAPITAL LOSSES) DIVIDED BY AVERAGE INVESTED ASSETS AT COST (FIXED MATURITIES AT AMORTIZED COST).

For the year ended December 31, 1997, before-tax net investment income totaled $1.4 billion, unchanged from 1996. Before-tax yields on average invested assets decreased to 7.7% in 1997 from 7.8% in 1996. The decrease in before-tax yields was primarily attributable to declining market interest rates and a reduction in policy loan yields.

Net realized capital gains were $4 in 1997, as compared to net realized capital losses of $213 in 1996. The 1996 capital losses were primarily attributable to the writedown and sale of certain securities within Closed Book GRC.

INVESTMENT RISK MANAGEMENT

Credit risk and interest rate risk are the primary sources of investment risk to the Company. The Company manages credit risk through industry and issuer diversification and asset allocation. Credit policies have been established that focus on the credit quality of obligors and counterparties, limit credit concentrations, and encourage frequent creditworthiness reviews. The Company invests in investment grade securities and has established exposure limits, diversification standards and review procedures for all credit risks whether borrower, issuer, or counterparty. Also, the Company maintains credit policies regarding the financial stability and credit standing of its major derivatives' counterparties and, to the extent the current value of derivatives exceed exposure policy thresholds, collateral is pledged to or held by the Company. The Company manages interest rate risk as part of its asset/liability management strategies, including the use of certain hedging techniques (which may include the use of certain financial derivatives), product design, such as the use of MVA features and surrender charges, and proactive monitoring and management of certain non-guaranteed elements of the Company's products (such as resetting of credited rates for policies that permit such adjustments). For further discussion of the Company's interest rate risk management techniques see the Asset/Liability Management Strategies section on page 17.

The following table, which includes general and guaranteed separate accounts, reflects the principal amounts of the fixed and variable rate fixed maturity portfolio at December 31, 1997, along with the respective weighted average coupons by estimated maturity year. Expected maturities differ from contractual maturities due to call or prepayment provisions. The weighted average coupon on variable rate securities is based upon spot rates as of December 31, 1997, and is primarily based upon the London Interbank Offered Rate ("LIBOR"). Callable bonds and notes are distributed to either call dates or maturity depending on which date produces the most conservative yield. Asset backed securities, collateralized mortgage obligations and mortgage backed securities are distributed to maturity year based on estimates of the rate of future prepayments of principal over the remaining life of the securities. These estimates are developed using prepayment speeds provided in broker consensus data. Such estimates are derived from prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates. Financial instruments with certain leverage features have been included in each of the fixed maturity categories. These instruments have not been separately displayed because they were immaterial to the Company's investment portfolio.

                                                                                                                         1997
                                   1998         1999        2000      2001      2002      Thereafter      TOTAL      Fair Value
-------------------------------------------------------------------------------------------------------------------------------
BONDS AND NOTES - CALLABLE
FIXED RATE
  Par value                      $   37         $   50       $   21     $   13    $  12     $  333          $   466    $   435
  Weighted average coupon          10.5%           7.5%         8.0%       7.6%     7.7%       5.4%             6.3%
VARIABLE RATE
  Par value                      $   66         $   15       $   28     $   33    $  15     $  863          $ 1,020    $   966
  Weighted average coupon           6.4%           6.7%         7.1%       6.0%     6.4%       6.5%             6.5%

BONDS AND NOTES - OTHER
FIXED RATE
  Par value                      $2,762         $1,328       $1,192     $1,133    $ 897     $6,075          $13,387    $13,465
  Weighted average coupon           3.9%           6.8%         7.1%       7.5%     7.7%       6.3%             6.1%
VARIABLE RATE
  Par value                      $  140         $   47       $  138     $    -    $  84     $  841          $ 1,250    $ 1,141
  Weighted average coupon           5.1%           1.3%         6.4%         -      5.7%       5.3%             5.3%

ASSET BACKED SECURITIES
FIXED RATE
  Par value                      $  211         $  221       $  433     $  500    $ 220     $   491         $ 2,076    $ 2,109
  Weighted average coupon           6.9%           6.5%         6.7%       7.0%     6.8%        7.4%            6.9%
VARIABLE RATE
  Par value                      $   39         $  186       $  184     $  261    $ 305     $   721         $ 1,696    $ 1,696
  Weighted average coupon           6.2%           6.2%         6.2%       6.7%     6.2%        6.4%            6.4%

COLLATERALIZED MORTGAGE OBLIGATIONS
FIXED RATE
  Par value                      $   29         $  170       $  529     $   307   $  78     $   506         $ 1,619    $ 1,582
  Weighted average coupon           6.5%           6.0%         6.0%       5.6%     5.6%        6.1%            6.0%
VARIABLE RATE
  Par value                      $   29         $   11       $   25     $   13    $   6     $   346         $   430    $   408
  Weighted average coupon           6.7%           6.6%         4.2%       6.7%     3.4%        7.7%            7.3%

COMMERCIAL MORTGAGE BACKED SECURITIES
FIXED RATE
  Par value                      $    4         $   34       $  176     $  114    $ 118     $   798         $ 1,244    $ 1,246
  Weighted average coupon           8.6%           7.7%         6.9%       7.7%     7.0%        7.4%            7.3%
VARIABLE RATE
  Par value                      $   20         $   82       $   75     $   43    $ 153     $   335         $   708    $   718
  Weighted average coupon           6.1%           7.5%         7.0%       6.6%     6.5%        7.4%            7.1%

MORTGAGE BACKED SECURITIES
FIXED RATE
  Par value                      $    4         $   25       $    3     $   41    $   2     $   424         $   499    $   511
  Weighted average coupon           7.0%          7.0%         7.4%       6.2%     8.1%        7.5%            7.3%
VARIABLE RATE
  Par value                      $    -         $    -       $    -     $    -    $   -     $    24         $    24    $    24
  Weighted average coupon             -              -            -          -        -         6.6%            6.6%
-------------------------------------------------------------------------------------------------------------------------------

ASSET/LIABILITY MANAGEMENT STRATEGIES

The Company employs several risk management tools to quantify and manage market risk arising from its investments and interest sensitive liabilities. For certain portfolios, management monitors the changes in present value between assets and liabilities resulting from various interest rate scenarios using integrated asset/liability measurement systems and a proprietary system that simulates the impacts of parallel and non-parallel yield curve shifts. Based on this current and prospective information, management implements risk reducing techniques to improve the match between assets and liabilities.

Derivatives play an important role in facilitating the management of interest rate risk, creating opportunities to efficiently fund obligations, hedge against risks that affect the value of certain liabilities and adjust broad investment risk characteristics as a result of any significant changes in market risks. The Company uses a variety of derivatives, including swaps, caps, floors, forwards and exchange-traded financial futures and options, in order to hedge exposure primarily to interest rate risk on anticipated investment purchases or existing assets and liabilities. The Company does not make a market or trade derivatives for the express purpose of earning trading profits. The Company's derivative program is monitored by an internal compliance unit and is reviewed by senior management and Hartford Life's Finance Committee. The notional amounts of derivative contracts, which represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk, totaled $6.5 billion at December 31, 1997 ($4.6 billion related to insurance investments and $1.9 related to life insurance liabilities).

The strategies described below are used to manage the aforementioned risks.

ANTICIPATORY HEDGING -- For certain liabilities, the Company commits to the price of the product prior to receipt of the associated premium or deposit. Anticipatory hedges are routinely executed to offset the impact of changes in asset prices arising from interest rate changes pending the receipt of premium or deposit and the subsequent purchase of an asset. These hedges involve taking a long position in interest rate futures or entering into an interest rate swap with duration characteristics equivalent to the associated liabilities or anticipated investments. The Company did not have any anticipatory hedges as of December 31, 1997.

LIABILITY HEDGING -- Several products obligate the Company to credit a return to the contract holder which is indexed to a market rate. To hedge risks associated with these products, the Company typically enters into interest rate swaps to convert the contract rate into a rate that trades in a more liquid and efficient market. This hedging strategy enables the Company to customize contract terms and conditions to customer objectives and satisfies the operation's asset/liability matching policy. Additionally, interest rate swaps are used to convert certain fixed contract rates into floating rates, thereby allowing them to be appropriately matched against floating rate assets. The notional amount of derivatives used for liability hedging as of December 31, 1997 was $1.9 billion.

ASSET HEDGING -- To meet the various policyholder obligations and to provide cost effective prudent investment risk diversification, the Company may combine two or more financial instruments to achieve the investment characteristics of a fixed maturity security or that match an associated liability. The use of derivative instruments in this regard effectively transfers unwanted investment risks or attributes to others. The selection of the appropriate derivative instruments depends on the investment risk, the liquidity and efficiency of the market, and the asset and liability characteristics. The notional amount of asset hedges as of December 31, 1997 was $1.8 billion.

PORTFOLIO HEDGING -- The Company periodically compares the duration and convexity of its portfolios of assets to their corresponding liabilities and enters into portfolio hedges to reduce any difference to desired levels. Portfolio hedges reduce the mismatch between assets and liabilities and offset the potential impact to cash flows caused by changes in interest rates. The notional amount of portfolio hedges as of December 31, 1997 was $2.8 billion.

LIFE INSURANCE LIABILITY CHARACTERISTICS

Insurance liabilities, other than non-guaranteed separate accounts, which were backed by $39.4 billion in total assets (including investments of $28.7 billion), totaled $24.1 billion (net of ceded reinsurance and policy loans) at December 31, 1997. These insurance liabilities consisted of future policy benefits of $3.3 billion, other policyholder funds of $21 billion, guaranteed separate accounts of $9.9 billion and reinsurance recoverables of $(6.3) billion and policy loans of $(3.8) billion. Matching of the duration of the investments with respective policyholder obligations is an explicit objective of the Company's management strategy. The Company's insurance policy liabilities, along with estimated duration periods based on the Company's internal actuarial assumptions, can be summarized based on investment needs in the five categories described below at December 31, 1997.

 ($ IN BILLIONS)
----------------------------------------------------------------------------------------------------------------------------------
DESCRIPTION (1)                                    1998       1999        2000        2001        2002     Thereafter        TOTAL
----------------------------------------------------------------------------------------------------------------------------------
Fixed rate asset accumulation vehicles            $ 2.9      $ 1.8       $ 1.9       $ 1.2       $ 0.6          $ 4.3       $ 12.7
  Weighted average credited rate                    6.6%       7.1%        6.9%        6.9%        7.1%           6.6%         6.8%
Indexed asset accumulation vehicles               $ 0.1      $ 0.1       $   -       $   -       $   -          $   -       $  0.2
  Weighted average credited rate                    5.7%       6.3%          -           -           -              -          5.9%
Interest credited asset accumulation vehicles     $ 4.2      $ 0.6       $ 0.4       $ 0.4       $ 0.5          $ 4.7       $ 10.8
  Weighted average credited rate                    5.7%       6.0%        6.0%        6.0%        6.1%           5.9%         5.8%
Long-term pay out liabilities                     $ 0.1      $ 0.1       $   -       $   -       $   -          $ 0.4       $  0.6
Short-term pay out liabilities                    $   -      $   -       $   -       $   -       $   -          $   -       $    -
----------------------------------------------------------------------------------------------------------------------------------

(1) AS OF DECEMBER 31, 1997, THE FAIR VALUE OF THE COMPANY'S INVESTMENT CONTRACTS INCLUDING GUARANTEED SEPARATE ACCOUNTS WAS $21.7 BILLION.

FIXED RATE ASSET ACCUMULATION VEHICLES -- Products in this category require the Company to pay a fixed rate for a certain period of time. The cash flows are not interest sensitive because the products are written with a market value adjustment feature and the liabilities have protection against the early withdrawal of funds through surrender charges. Product examples include fixed rate annuities with a market value adjustment and fixed rate guaranteed investment contracts. Contract duration is dependent on the policyholder's choice of guarantee period.

INDEXED ASSET ACCUMULATION VEHICLES -- Products in this category are similar to the fixed rate asset accumulation vehicles but require the Company to pay a rate that is determined by an external index. The amount and/or timing of cash flows will therefore vary based on the level of the particular index. The primary risks inherent in these products are similar to the fixed rate asset accumulation vehicles, with an additional risk that changes in the index may adversely affect profitability. Product examples include indexed-guaranteed investment contracts with an estimated duration of up to two years.

INTEREST CREDITED ASSET ACCUMULATION VEHICLES -- Products in this category credit interest to policyholders, subject to market conditions and minimum guarantees. Policyholders may surrender at book value but are subject to surrender charges for an initial period. Product examples include universal life contracts and the general account portion of the Company's variable annuity products. Liability duration is short to intermediate term.

LONG-TERM PAY OUT LIABILITIES -- Products in this category are long-term in nature and may contain significant actuarial (including mortality and morbidity) pricing and cash flow risks. The cash flows associated with these policy liabilities are not interest rate sensitive but do vary based on the timing and amount of benefit payments. The primary risks associated with these products are that the benefits will exceed expected actuarial pricing and/or that the actual timing of the cash flows differ from those anticipated resulting in an investment return lower than that assumed in pricing.
Product examples include structured settlement contracts, on-benefit annuities (i.e., the annuitant is currently receiving benefits thereon) and long-term disability contracts. Contract duration is generally 6 to 10 years but, at times, exceeds 30 years.

SHORT-TERM PAY OUT LIABILITIES -- These liabilities are short-term in nature with a duration of less than one year. The primary risks associated with these products are determined by the non-investment contingencies such as mortality or morbidity and the variability in the timing of the expected cash flows. Liquidity is of greater concern than for the long-term pay out liabilities. Products include individual and group term life insurance contracts and short-term disability contracts.

REGULATORY INITIATIVES AND CONTINGENCIES

LEGISLATIVE INITIATIVES

Although the Federal government does not directly regulate the insurance business, Federal initiatives often have an impact on the insurance industry in a variety of ways. Current and proposed Federal measures which may significantly affect the life insurance business include tax law changes affecting the tax treatment of life insurance products and its impact on the relative desirability of various personal investment vehicles, medical testing for insurability, and proposed legislation to prohibit the use of gender in determining insurance and pension rates and benefits. In particular, President Clinton's 1998 Federal Budget Proposal currently contains certain recommendations for modifying tax rules related to the treatment of variable annuities and COLI by contractholders, which if enacted as described, could have a material adverse impact on the Company's sales of these products. It is too early to determine whether these tax proposals will ultimately be enacted by Congress and the potential impact, if any, to the Company's financial condition or results of operations.

NAIC PROPOSALS

The National Association of Insurance Commissioners ("NAIC") has been developing several model laws and regulations, including a Model Investment Law and amendments to the Model Holding Company System Regulatory Act (the "Holding Act Amendments"). The Model Investment Law defines the investments which are permissible for life insurers to hold, and the Holding Act Amendments address the types of activities in which subsidiaries and affiliates may engage. The NAIC adopted these models in 1997 and 1996, but the laws have not been enacted for insurance companies domiciled in the State of Connecticut, such as Hartford Life Insurance Company. Even if enacted in Connecticut or other states in which the Company's subsidiaries are domiciled, it is expected that these laws will neither significantly change the Company's investment strategies nor have any material adverse effect on the Company's liquidity or financial position.

The NAIC is expected to adopt its codification of Statutory Accounting Principles ("SAP") in early 1998 with a proposed effective date of January 1, 1999. The American Institute of Certified Public Accountants has not yet determined whether SAP will qualify as an Other Comprehensive Basis of Accounting ("OCBOA"). If SAP is granted OCBOA status and is adopted by the Company's domiciliary states, the Company will make the necessary changes required for implementation. These changes are not anticipated to have a material impact on the statutory financial statements of the Company.

YEAR 2000

The Year 2000 issue relates to the ability or inability of computer systems to properly process information and data containing or related to dates beginning with the year 2000 and beyond. The Year 2000 issue exists because many computer systems that are in use today were developed years ago when a year was identified using a two-digit field rather than a four-digit field. As information and data containing or related to the century date are introduced to computer hardware, software and other systems, date sensitive systems may recognize the year 2000 as "1900", or not at all, which may result in computer systems processing information incorrectly. This, in turn, may significantly and adversely affect the integrity and reliability of information databases and may result in a wide variety of adverse consequences to a company. In addition, Year 2000 problems that occur with third parties with which a company does business, such as suppliers, computer vendors and others, may also adversely affect any given company.

As an insurance and financial services company, the Company has thousands of individual and business customers that have insurance policies, annuities, mutual funds and other financial products of the Company. Nearly all of these policies and products contain date sensitive data, such as policy expiration dates, birth dates, premium payment dates, and the like. In addition, the Company has business relationships with numerous third parties that affect virtually all aspects of the Company's business, including, without limitation, suppliers, computer hardware and software vendors, insurance agents and brokers, securities broker-dealers and other distributors of financial products.

Beginning in 1990, the Company began working on making its computer systems Year 2000 ready, either through installing new programs or replacing systems.
 In January 1998, the Company commenced a company-wide program to further identify, assess and remediate the impact of Year 2000 problems in all of the Company's business segments. The Company currently anticipates that this internal program will be substantially completed by the end of 1998, and testing of computer systems will continue through 1999. The costs of addressing the Year 2000 issue that have been incurred by the Company through the year ended December 31, 1997 have not been material to the Company's financial condition or results of operations. The Company will continue to incur costs related to its Year 2000 efforts and is in the process of attempting to determine the approximate total costs to be incurred in the future, which are not currently anticipated to be material to the Company's results of operations or financial condition.

In addition, as part of its Year 2000 program, the Company is identifying third parties with which it has significant business relations in order to attempt to assess the potential impact on the Company of their Year 2000 issues and remediation plans. Hartford Life currently anticipates that it will substantially complete this evaluation by the end of 1998, and will conduct systems testing with certain third parties through 1999. The Company does not have control over these third parties and, as a result, the Company cannot currently determine to what extent future operating results may be adversely affected by the failure of these third parties to successfully address their Year 2000 issues.

OTHER MATTERS

RATINGS

The following table summarizes Hartford Life's significant U.S. member companies' financial ratings from the major independent rating organizations as of February 10, 1998:

                                     A.M.   DUFF &              STANDARD
                                     BEST   PHELPS   MOODY'S    & POOR'S
-------------------------------------------------------------------------
INSURANCE RATINGS:
  Hartford Life Insurance Company     A+      AA+      Aa3         AA
  Hartford Life & Accident            A+      AA+      Aa3         AA
  Hartford Life & Annuity             A+      AA+      Aa3         AA
-------------------------------------------------------------------------
OTHER RATINGS:
  Hartford Life, Inc.:
   Senior debt                        -        A+       A2          A
   Commercial paper                   -       D-1      P-1        A-1
-------------------------------------------------------------------------

Ratings are an important factor in establishing the competitive position of an insurance company such as Hartford Life Insurance Company. There can be no assurance that the Company's ratings will continue for any given period of time, or that they will not be changed. In the event that the Company's ratings are downgraded, the level of sales or the persistency of the Company's block of in-force business may be adversely impacted.

RISK-BASED CAPITAL

The NAIC adopted regulations establishing minimum capitalization requirements based on Risk-Based Capital ("RBC") formulas for life insurance companies (effective December 31, 1993). The requirements consist of formulas which identify companies that are undercapitalized and require specific regulatory actions. The RBC formula for life insurance companies establishes capital requirements relating to insurance, business, asset and interest rate risks. The RBC ratios for all insurance subsidiaries of Hartford Life are in excess of 200% as of December 31, 1997.

EFFECT OF INFLATION

The rate of inflation as measured by the change in the average consumer price index has not had a material effect on the revenues or operating results of the Company during the three most recent fiscal years.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For disclosures about market risk see the Investments discussion within the MD&A.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements and Schedules elsewhere herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as a part of this report:

     1. CONSOLIDATED FINANCIAL STATEMENTS. See Index to Consolidated Financial Statements and Schedules elsewhere herein.

     2. CONSOLIDATED FINANCIAL STATEMENT SCHEDULES. See Index to Consolidated Financial Statement and Schedules elsewhere herein.

     3. EXHIBITS. See Exhibits Index elsewhere herein.

(b)  Reports on Form 8-K - None.

(c)  See Item 14(a)(3).

(d)  See Item 14(a)(2).

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                              Page(s)
Report of Management                                                            F-1
Report of Independent Public Accountants                                        F-2
Consolidated Statements of Income for the three years ended December 31, 1997   F-3
Consolidated Balance Sheets as of December 31, 1997 and 1996                    F-4
Consolidated Statements of Stockholder's Equity for the three years ended
  December 31, 1997                                                             F-5
Consolidated Statements of Cash Flows for the three years ended December 31,
  1997                                                                          F-6
Notes to Consolidated Financial Statements                                      F-7-22
Summary of Investments - Other Than Investments in Affiliates                   S-1
Supplementary Insurance Information                                             S-2
Reinsurance                                                                     S-3

                                 REPORT OF MANAGEMENT

The management of Hartford Life Insurance Company and subsidiaries (the "Company") is responsible for the preparation and integrity of information contained in the accompanying consolidated financial statements and other sections of the Annual Report. The financial statements are prepared in accordance with generally accepted accounting principles, and, where necessary, include amounts that are based on management's informed judgments and estimates. Management believes these statements present fairly the Company's financial position and results of operation, and, that any other information contained in the Annual Report is consistent with the financial statements.

Management has made available the Company's financial records and related data to Arthur Andersen LLP, independent public accountants, in order for them to perform an audit of the Company's consolidated financial statements. Their report appears on page F-2.

An essential element in meeting management's financial responsibilities is the Company's system of internal controls. These controls, which include accounting controls and the internal auditing program, are designed to provide reasonable assurance that assets are safeguarded, and transactions are properly authorized, executed and recorded. The controls, which are documented and communicated to employees in the form of written codes of conduct and policies and procedures, provide for careful selection of personnel and for appropriate division of responsibility. Management continually monitors for compliance, while the Company's internal auditors independently assess the effectiveness of the controls and make recommendations for improvement. Also, Arthur Andersen LLP took into consideration the Company's system of internal controls in determining the nature, timing and extent of its audit tests.

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

The Audit Committee of the Board of Directors of Hartford Life, Inc. (the "Committee"), the Company's ultimate parent, composed of non-employee directors, meets periodically with the external and internal auditors to evaluate the effectiveness of work performed by them in discharging their respective responsibilities and to ensure their independence and free access to the Committee.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO HARTFORD LIFE INSURANCE COMPANY:

We have audited the accompanying Consolidated Balance Sheets of Hartford Life Insurance Company (the "Company") and subsidiaries as of December 31, 1997 and 1996, and the related Consolidated Statements of Income, Stockholder's Equity and Cash Flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hartford Life Insurance Company and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in Index to Consolidated Financial Statements and Schedules are presented for the purpose of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                       ARTHUR ANDERSEN LLP

Hartford, Connecticut
January 27, 1998

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME


                                                For the years ended December 31,
(IN MILLIONS)                                      1997      1996     1995
----------------------------------------------------------------------------------
REVENUES
Premiums and other considerations                 $1,637    $1,705   $1,487
Net investment income                              1,368     1,397    1,328
Net realized capital gains (losses)                    4      (213)     (11)
----------------------------------------------------------------------------------
   TOTAL REVENUES                                  3,009    2,889     2,804
----------------------------------------------------------------------------------

BENEFITS, CLAIMS AND EXPENSES
Benefits, claims and claim adjustment expenses     1,379    1,535     1,422
Amortization of deferred policy acquisition costs    335      234       199
Dividends to policyholders                           240      635       675
Other expenses                                       586      427       317
----------------------------------------------------------------------------------
   TOTAL BENEFITS, CLAIMS AND EXPENSES             2,540    2,831     2,613
----------------------------------------------------------------------------------

   INCOME BEFORE INCOME TAX EXPENSE                  469       58       191
Income tax expense                                   167       20        62
----------------------------------------------------------------------------------
   NET INCOME                                     $  302   $   38    $  129
----------------------------------------------------------------------------------



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                       As of December 31,
                                                      --------------------
(IN MILLIONS, EXCEPT FOR SHARE DATA)                    1997        1996
--------------------------------------------------------------------------
ASSETS
Investments
-----------
Fixed maturities, available for sale, at fair value
  (amortized cost of $13,885 and $13,579)               $14,176    $13,624
Equity securities, at fair value                            180        119
Policy loans, at outstanding balance                      3,756      3,836
Other investments, at cost                                   47         56
--------------------------------------------------------------------------
   Total investments                                     18,159     17,635
Cash                                                         54         43
Premiums receivable and agents' balances                     18        137
Accrued investment income                                   330        407
Reinsurance recoverables                                  6,325      6,259
Deferred policy acquisition costs                         3,315      2,760
Deferred income tax                                         348        474
Other assets                                                352        357
Separate account assets                                  69,055     49,690
--------------------------------------------------------------------------
   TOTAL ASSETS                                         $97,956    $77,762
--------------------------------------------------------------------------
--------------------------------------------------------------------------

LIABILITIES
Future policy benefits                                  $ 3,270    $ 2,474
Other policyholder funds                                 21,034     22,134
Other liabilities                                         2,254      1,572
Separate account liabilities                             69,055     49,690
--------------------------------------------------------------------------
   TOTAL LIABILITIES                                     95,613     75,870

STOCKHOLDER'S EQUITY
Common stock -- 1,000 shares authorized, issued and
  outstanding, par value $5,690                               6          6
Additional paid in capital                                1,045      1,045
Net unrealized capital gains on securities, net of tax      179         30
Retained earnings                                         1,113        811
--------------------------------------------------------------------------
   TOTAL STOCKHOLDER'S EQUITY                             2,343      1,892
--------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY        $97,956    $77,762
--------------------------------------------------------------------------
--------------------------------------------------------------------------



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY



                                                                          Net
                                                                   Unrealized Capital
                                                                   Gains (Losses) on
                                                Additional Paid    Securities, Net of                      Total Stockholder's
(IN MILLIONS)                    Common Stock     In Capital              Tax           Retained Earnings        Equity
------------------------------  --------------  -----------------  -------------------  -----------------  -------------------
BALANCE, DECEMBER 31, 1994             $6          $  826               $(654)                $644                $822
Net income                             --              --                  --                  129                 129
Capital contribution                   --             181                  --                   --                 181
Change in net unrealized
  capital gains (losses)
  on securities, net of tax            --              --                 597                   --                 597
------------------------------  --------------  -----------------  -------------------  -----------------  -------------------

BALANCE, DECEMBER 31, 1995              6           1,007                 (57)                 773               1,729
Net income                             --              --                  --                   38                  38
Capital contribution                   --              38                  --                   --                  38
Change in net unrealized
  capital gains (losses)
  on securities, net of tax            --              --                  87                   --                  87
------------------------------  --------------  -----------------  -------------------  -----------------  -------------------

BALANCE, DECEMBER 31, 1996              6           1,045                  30                  811               1,892
Net income                             --              --                  --                  302                 302
Change in net unrealized
  capital gains (losses)
  on securities, net of tax            --              --                 149                   --                 149
------------------------------  --------------  -----------------  -------------------  -----------------  -------------------
BALANCE, DECEMBER 31, 1997             $6          $1,045                $179               $1,113              $2,343
------------------------------  --------------  -----------------  -------------------  -----------------  -------------------
------------------------------  --------------  -----------------  -------------------  -----------------  -------------------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  For the years ended December 31,
(IN MILLIONS)                                        1997      1996     1995
----------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                          $  302   $   38    $   129
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
  PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization                            8       14         21
Net realized capital (gains) losses                     (4)     213         11
Decrease (increase) in deferred income taxes            40     (102)      (172)
Increase in deferred policy acquisition costs         (555)    (572)      (379)
Decrease (increase) in premiums receivable
  and agents' balances                                 119       10        (81)
Decrease (increase) in accrued investment
  income                                                77      (13)       (16)
Decrease (increase) in other assets                     52     (132)      (177)
(Increase) decrease in reinsurance recoverables       (416)     179        (35)
Increase (decrease) in liabilities for future
  policy benefits                                      796      (92)       483
Increase in other liabilities                          379      477        281
----------------------------------------------------------------------------------
    CASH PROVIDED BY OPERATING ACTIVITIES              798       20         65
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------
INVESTING ACTIVITIES
Purchases of fixed maturity investments             (6,231)  (5,747)    (6,228)
Sales of fixed maturity investments                  4,232    3,459      4,845
Maturities and principal paydowns of fixed
  maturity investments                               2,329    2,693      1,741
Net sales (purchases) of other investments              24     (107)      (871)
Net (purchases) sales of short-term investments       (638)      84        (24)
----------------------------------------------------------------------------------
    CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES  (284)     382       (537)
----------------------------------------------------------------------------------
FINANCING ACTIVITIES
Capital contribution                                    --       38         --
Net (disbursements for) receipts from investment
  and universal life-type contracts (charged
  against) credited to policyholder accounts          (503)    (443)       498
----------------------------------------------------------------------------------
    CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES  (503)    (405)       498
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------
Increase (decrease) in cash                             11       (3)        26
Cash -- beginning of year                               43       46         20
----------------------------------------------------------------------------------
    CASH -- END OF YEAR                             $   54  $    43    $    46
----------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------
NET CASH PAID DURING THE YEAR FOR:
Income taxes                                        $    9  $   189    $   162

NONCASH FINANCING ACTIVITIES:
Capital contribution                                $   --  $    --    $   181



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (DOLLAR AMOUNTS IN MILLIONS EXCEPT PER SHARE DATA UNLESS OTHERWISE STATED)



1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

These consolidated financial statements include Hartford Life Insurance Company and its wholly-owned subsidiaries (the "Company"), ITT Hartford Life and Annuity Insurance Company ("ILA") and ITT Hartford International Life Reassurance Corporation ("HLRe"), formerly American Skandia Life Reinsurance Corporation. The Company is a wholly-owned subsidiary of Hartford Life and Accident Insurance Company ("HLA"), a wholly-owned subsidiary of Hartford Life, Inc. ("Hartford Life"). Hartford Life is a direct subsidiary of Hartford Accident and Indemnity Company ("HA&I"), an indirect subsidiary of The Hartford Financial Services Group, Inc. ("The Hartford"). On February 10, 1997, Hartford Life filed a registration statement, as amended, with the Securities and Exchange Commission relating to an Initial Public Offering ("IPO") of the Hartford Life's Class A Common Stock. Pursuant to the IPO on May 22, 1997, Hartford Life sold to the public 26 million shares at $28.25 per share and received net proceeds of $687. Of the proceeds, $527 was used to retire debt related to Hartford Life's outstanding promissory notes and line of credit with the remaining $160 contributed by Hartford Life to HLA to support growth in its core businesses.

On December 19, 1995, ITT Industries, Inc. (formerly ITT Corporation) ("ITT") distributed all the outstanding shares of capital stock of The Hartford to ITT stockholders of record on such date. As a result, The Hartford became an independent, publicly traded company.

Along with its parent, the Company is a leading insurance and financial services company which provides (a) investment products such as individual variable annuities and fixed market value adjusted annuities, deferred compensation and retirement plan services and mutual funds for savings and retirement needs; (b) life insurance for income protection and estate planning; and (c) employee benefits products such as group life and group disability insurance and corporate owned life insurance.

2.  SIGNIFICANT ACCOUNTING POLICIES

(A)  BASIS OF PRESENTATION

These consolidated financial statements present the financial position, results of operations and cash flows of the Company. All material intercompany transactions and balances between the Company, its subsidiaries and affiliates have been eliminated. The consolidated financial statements are prepared on the basis of generally accepted accounting principles which differ materially from the statutory accounting practices prescribed by various insurance regulatory authorities.

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates include those used in determining deferred policy acquisition costs and the liability for future policy benefits and other policyholder funds. Although some variability is inherent in these estimates, management believes the amounts provided are adequate.

Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

(B)  CHANGES IN ACCOUNTING PRINCIPLES

In December 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 97-3 "Accounting by Insurance and Other Enterprises for Insurance Related Assessments". This SOP provides guidance on accounting by insurance and other enterprises for assessments related to insurance activities. Specifically, the SOP provides guidance on when a guaranty fund or other assessment should be recognized, how to measure the liability, and what information should be disclosed. This SOP will be effective for fiscal years beginning after December 15, 1998. Adoption of SOP 97-3 is not expected to have a material impact on the Company's financial condition or results of operations.

On November 14, 1996, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 96-12, "Recognition of Interest Income and Balance Sheet Classification of Structured Notes". This EITF issue requires companies to record income on certain structured securities on a retrospective interest method. The Company adopted EITF No. 96-12 for structured securities acquired after November 14, 1996. Adoption of EITF No. 96-12 did not have a material effect on the Company's financial condition or results of operations.

In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" which is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. This statement established criteria for determining whether transferred assets should be accounted for as sales or secured borrowings. Subsequently, in December 1996, the FASB issued SFAS No. 127, "Deferral of Effective Date of Certain Provisions of FASB Statement No. 125", which defers the effective date of certain provisions of SFAS No. 125 for one year. Adoption of SFAS No. 125 is not expected to have a material effect on the Company's financial condition or results of operations.

Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ". This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. Adoption of SFAS No. 121 did not have a material effect on the Company's financial condition or results of operations.

The Company's cash flows were not impacted by these changes in accounting principles.

(C)  REVENUE RECOGNITION

Revenues for universal life-type policies and investment products consist of policy charges for the cost of insurance, policy administration and surrender charges assessed to policy account balances and are recognized in the period in which services are provided. Premiums for traditional life insurance and disability policies are recognized as revenues when they are due from policyholders.

(D)  FUTURE POLICY BENEFITS AND OTHER POLICYHOLDER FUNDS

Liabilities for future policy benefits are computed by the net level premium method using interest rate assumptions varying from 3% to 11% and withdrawal and mortality assumptions appropriate at the time the policies were issued. Health reserves, which are the result of sales of group long-term and short-term disability, stop loss, Medicare Supplement and individual disability products, are stated at amounts determined by estimates on individual cases and estimates of unreported claims based on past experience. Liabilities for universal life-type and investment contracts are stated at policyholder account values before surrender charges.

(E)  POLICYHOLDER REALIZED CAPITAL GAINS AND LOSSES

Realized capital gains and losses on security transactions associated with the Company's immediate participation guaranteed contracts are excluded from revenues and deferred over the expected maturity of the securities, since under the terms of the contracts the realized gains and losses will be credited to policyholders in future years as they are entitled to receive them.

 (F)  INVESTMENTS

The Company's investments in fixed maturities include bonds and commercial paper which are considered "available for sale" and accordingly are carried at fair value with the after-tax difference from cost reflected as a component of Stockholder's Equity designated "Net unrealized capital gains (losses) on securities, net of tax". Equity securities, which include common and non-redeemable preferred stocks, are carried at fair values with the after-tax difference from cost reflected in Stockholder's Equity. Policy loans are carried at outstanding balance which approximates fair value. Net realized capital gains and losses, after deducting pension policyholders' share, are reported as a component of revenue and are determined on a specific identification basis.

The Company's accounting policy for impairment requires recognition of an other than temporary impairment charge on a security if it is determined that the Company is unable to recover all amounts due under the contractual obligations of the security. In addition, for securities expected to be sold, an other than temporary impairment charge is recognized if the Company does not expect the fair value of a security to recover to cost or amortized cost prior to the expected date of sale. Once an impairment charge has been recorded, the Company then continues to review the other than temporarily impaired securities for appropriate valuation on an on-going basis.

During 1996, it was determined that certain individual securities within the investment portfolio supporting the Company's block of guaranteed rate contract business written prior to 1995 ("Closed Book GRC") could not recover to amortized cost prior to sale. Therefore, an other than temporary impairment loss of $88, after-tax, was recorded.

(G)  DERIVATIVE INSTRUMENTS

The Company uses a variety of derivative instruments including swaps, caps, floors, forwards and exchange traded financial futures and options as part of an overall risk management strategy. These instruments are used as a means of hedging exposure to price, foreign currency and/or interest rate risk on planned investment purchases or existing assets and liabilities. The Company does not hold or issue derivative instruments for trading purposes. The Company's accounting for derivative instruments used to manage risk is in accordance with the concepts established in SFAS No. 80, "Accounting for Futures Contracts", SFAS No. 52, "Foreign Currency Translation", AICPA SOP 86-2, "Accounting for Options" and various EITF pronouncements. Written options are used, in all cases in conjunction with other assets and derivatives, as part of the Company's asset and liability management strategy. Derivative instruments are carried at values consistent with the asset or liability being hedged. Derivative instruments used to hedge fixed maturities or equity securities are carried at fair value with the after-tax difference from cost reflected in Stockholder's Equity. Derivative instruments used to hedge other invested assets or liabilities are carried at cost.

Derivative instruments must be designated at inception as a hedge and measured for effectiveness both at inception and on an on-going basis. The Company's minimum correlation threshold for hedge designation is 80%. If correlation, which is assessed monthly and measured based on a rolling three month average, falls below 80%, hedge accounting will be terminated. Derivative instruments used to create a synthetic asset must meet synthetic accounting criteria including designation at inception and consistency of terms between the synthetic and the instrument being replicated. Consistent with industry practice, synthetic instruments are accounted for like the financial instrument it is intended to replicate. Derivative instruments which fail to meet risk management criteria, subsequent to acquisition, are marked to market with the impact reflected in the Consolidated Statements of Income.

Gains or losses on financial futures contracts entered into in anticipation of the investment of future receipt of product cash flows are deferred and, at the time of the ultimate investment purchase, reflected as an adjustment to the cost basis of the purchased asset. Gains or losses on futures used in invested asset risk management are deferred and adjusted into the cost basis of the hedged asset when the contract futures are closed, except for futures used in duration hedging which are deferred and basis adjusted on a quarterly basis. The basis adjustments are amortized into net investment income over the remaining asset life.

Open forward commitment contracts are marked to market through Stockholder's Equity. Such contracts are accounted for at settlement by recording the purchase of the specified securities at the previously committed price. Gains or losses resulting from the termination of forward commitment contracts before the delivery of the securities are recognized immediately in the Consolidated Statements of Income as a component of net investment income.

The cost of options entered into as part of a risk management strategy are basis adjusted to the underlying asset or liability and amortized over the remaining life of the option. Gains or losses on expiration or termination are adjusted into the basis of the underlying asset or liability and amortized over the remaining asset life.

Interest rate swaps involve the periodic exchange of payments without the exchange of underlying principal or notional amounts. Net receipts or payments are accrued and recognized over the life of the swap agreement as an adjustment to investment income. Should the swap be terminated, the gain or loss is adjusted into the basis of the asset or liability and amortized over the remaining life. Should the hedged asset be sold or liability terminated without terminating the swap position, any swap gains or losses are immediately recognized in net investment income. Interest rate swaps purchased in anticipation of an asset purchase ("anticipatory transaction") are recognized consistent with the underlying asset components such that the settlement component is recognized in the Consolidated Statements of Income while the change in market value is recognized as an unrealized capital gain or loss.

Premiums paid on purchased floor or cap agreements and the premium received on issued cap or floor agreements (used for risk management) are adjusted into the basis of the applicable asset and amortized over the asset life. Gains or losses on termination of such positions are adjusted into the basis of the asset or liability and amortized over the remaining asset life. Net payments are recognized as an adjustment to income or basis adjusted and amortized depending on the specific hedge strategy.

Forward exchange contracts and foreign currency swaps are accounted for in accordance with SFAS No. 52. Changes in the spot rate of instruments designated as hedges of the net investment in a foreign subsidiary are reflected in the cumulative translation adjustments component of Stockholder's Equity. Cash flows from futures, options, and swaps, accounted for as hedges, are included with the cash flows of the item being hedged.

(H)  SEPARATE ACCOUNTS

The Company maintains separate account assets and liabilities which are reported at fair value. Separate account assets are segregated from other investments, and investment income and gains and losses accrue directly to the policyholders. Separate accounts reflect two categories of risk assumption: non-guaranteed separate accounts, wherein the policyholder assumes the investment risk, and guaranteed separate account assets, wherein the Company contractually guarantees either a minimum return or account value to the policyholder.

(I)  DEFERRED POLICY ACQUISITION COSTS

Policy acquisition costs, which include commissions and certain underwriting expenses associated with acquiring business, are deferred and amortized over the estimated lives of the contracts, generally 20 years. Generally, acquisition costs are deferred and amortized using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of expected gross profits from surrender charges, investment, mortality and expense margins. Actual gross profits can vary from management's estimates resulting in increases or decreases in the rate of amortization. Management periodically updates these estimates, when appropriate, and evaluates the recoverability of the deferred acquisition cost asset. When appropriate, management revises its assumptions on the estimated gross profits of these contracts and the cumulative amortization for the books of business are reestimated and adjusted by a cumulative charge or credit to income.

The Company's other expenses include the following:

                               1997     1996     1995
                              ------   ------   ------
Commissions                   $ 976    $ 848    $ 619
Deferred acquisition costs     (862)    (823)    (618)
Other                           472      402      316
                              ------   ------   ------
  Total other expenses        $ 586    $ 427    $ 317
                              ------   ------   ------
                              ------   ------   ------

(J) DIVIDENDS TO POLICYHOLDERS

Certain life insurance policies contain dividend payment provisions that enable the policyholder to participate in the earnings of the life insurance subsidiaries of the Company. The participating insurance in force accounted for 55%, 44%, and 41% in 1997, 1996, and 1995, respectively, of total insurance in force.

3.  INITIAL PUBLIC OFFERING

On February 10, 1997, Hartford Life filed a registration statement, as amended, with the Securities and Exchange Commission, relating to the IPO of Hartford Life's Class A Common Stock. Pursuant to the IPO on May 22, 1997, Hartford Life sold to the public 26 million shares at $28.25 per share and received proceeds, net of offering expenses, of $687. Of the proceeds, $527 was used to retire debt related to Hartford Life's promissory notes outstanding and line of credit. The remaining $160 was contributed by Hartford Life to HLA to support growth in its core businesses.

The 26 million shares sold in the Offering represent approximately 18.6% of the equity ownership in Hartford Life and approximately 4.4% of the combined voting power of Hartford Life's Class A and Class B Common Stock. The Hartford owns all of the 114 million outstanding shares of Class B Common Stock of Hartford Life, representing approximately 81.4% of the equity ownership in Hartford Life and approximately 95.6% of the combined voting power of Hartford Life's Class A and Class B Common Stock. Holders of Class A Common Stock generally have identical rights to the holders of Class B Common Stock except that the holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to five votes per share on all matters submitted to a vote of Hartford Life's stockholders.

4.  INVESTMENTS AND DERIVATIVE INSTRUMENTS


                                            For the years ended December 31,
                                            --------------------------------
                                               1997     1996     1995
----------------------------------------------------------------------------
(A) COMPONENTS OF NET INVESTMENT INCOME

Interest income from fixed maturities        $  932   $  918   $  996
Interest income from policy loans               425      477      342
Income from other investments                    26       15        1
----------------------------------------------------------------------------
Gross investment income                       1,383    1,410    1,339
Less:   Investment expenses                      15       13       11
----------------------------------------------------------------------------
  NET INVESTMENT INCOME                      $1,368   $1,397   $1,328
----------------------------------------------------------------------------
----------------------------------------------------------------------------

(B) COMPONENTS OF NET REALIZED CAPITAL GAINS (LOSSES)

Fixed maturities                             $  (7)  $  (201)  $   23
Equity securities                               12         2       (6)
Real estate and other                           (1)       (4)     (25)
Less:  Increase in liability to policyholders
  for realized capital gains                    --       (10)      (3)
----------------------------------------------------------------------------
NET REALIZED CAPITAL GAINS (LOSSES)          $   4   $  (213)  $  (11)
----------------------------------------------------------------------------
----------------------------------------------------------------------------

(C) NET UNREALIZED CAPITAL GAINS (LOSSES) ON EQUITY SECURITIES

Gross unrealized capital gains               $  14   $    13   $    4
Gross unrealized capital losses                 --        (1)      (2)
----------------------------------------------------------------------------
Net unrealized capital gains                    14        12        2
Deferred income tax expense                      5         4        1
----------------------------------------------------------------------------
Net unrealized capital gains, net of tax         9         8        1
Balance -- beginning of year                     8         1       (6)
----------------------------------------------------------------------------
  NET CHANGE IN UNREALIZED CAPITAL GAINS
    (LOSSES) ON EQUITY SECURITIES            $   1    $    7   $    7
----------------------------------------------------------------------------
----------------------------------------------------------------------------

(D) NET UNREALIZED CAPITAL GAINS (LOSSES) ON FIXED MATURITIES

Gross unrealized capital gains               $ 371    $  386    $ 529
Gross unrealized capital losses                (80)     (341)    (569)
Unrealized capital (gains) losses
  credited to policyholders                    (30)      (11)     (52)
----------------------------------------------------------------------------
Net unrealized capital gains (losses)          261        34      (92)
Deferred income tax expense (benefit)           91        12      (34)
----------------------------------------------------------------------------
Net unrealized capital gains (losses),
  net of tax                                   170        22      (58)
Balance -- beginning of year                    22       (58)    (648)
----------------------------------------------------------------------------
  NET CHANGE IN UNREALIZED CAPITAL GAINS
    (LOSSES) ON FIXED MATURITIES              $148       $80     $590
----------------------------------------------------------------------------
----------------------------------------------------------------------------

(E) FIXED MATURITY INVESTMENTS

                                                                                     AS OF DECEMBER 31, 1997
                                                                     ------------------------------------------------------
                                                                                      GROSS          GROSS
                                                                      AMORTIZED    UNREALIZED     UNREALIZED
                                                                        COST          GAINS         LOSSES      FAIR VALUE
                                                                     -----------  -------------  -------------  -----------
U.S. gov't and gov't agencies and authorities
 (guaranteed and sponsored)                                           $     217     $       3      $      (1)    $     219
U.S. gov't and gov't agencies and authorities
 (guaranteed and sponsored) -- asset backed                               1,175            64            (35)        1,204
States, municipalities and political subdivisions                           211             7             (1)          217
International governments                                                   376            20             (3)          393
Public utilities                                                            871            26             (3)          894
All other corporate including international                               5,033           200            (25)        5,208
All other corporate -- asset backed                                       4,091            41             (8)        4,124
Short-term investments                                                    1,318             -              -         1,318
Certificates of deposit                                                     593            10             (4)          599
                                                                     -----------        -----          -----    -----------
    TOTAL FIXED MATURITIES                                            $  13,885     $     371      $     (80)    $  14,176
                                                                     -----------        -----          -----    -----------
                                                                     -----------        -----          -----    -----------

                                                                                     AS OF DECEMBER 31, 1996
                                                                       -----------------------------------------------------
                                                                                        GROSS         GROSS
                                                                        AMORTIZED    UNREALIZED    UNREALIZED
                                                                          COST          GAINS        LOSSES     FAIR VALUE
                                                                       -----------  -------------  -----------  -----------
U.S. gov't and gov't agencies and authorities
 (guaranteed and sponsored)                                             $     166     $      12     $      (3)   $     175
U.S. gov't and gov't agencies and authorities
 (guaranteed and sponsored) -- asset backed                                 1,970           161          (128)       2,003
States, municipalities and political subdivisions                             373             6           (11)         368
International governments                                                     281            12            (4)         289
Public utilities                                                              877            12            (8)         881
All other corporate including international                                 4,656           120          (107)       4,669
All other corporate -- asset backed                                         3,601            49           (59)       3,591
Short-term investments                                                      1,655            14           (21)       1,648
                                                                       -----------        -----    -----------  -----------
    TOTAL FIXED MATURITIES                                              $  13,579     $     386     $    (341)   $  13,624
                                                                       -----------        -----    -----------  -----------
                                                                       -----------        -----    -----------  -----------

The amortized cost and estimated fair value of fixed maturity investments at December 31, 1997 by estimated maturity year are shown below. Expected maturities differ from contractual maturities due to call or prepayment provisions. Asset backed securities, including MBS and CMO's, are distributed to maturity year based on the Company's estimates of the rate of future prepayments of principal over the remaining lives of the securities. These estimates are developed using prepayment speeds provided in broker consensus data. Such estimates are derived from prepayment speeds experienced at the interest rate levels projected for the applicable underlying collateral and can be expected to vary from actual experience.


                                            AMORTIZED
MATURITY                                      COST      FAIR VALUE
                                           -----------  -----------
One year or less                            $   2,838    $   2,867
Over one year through five years                5,528        5,595
Over five years through ten years               3,094        3,156
Over ten years                                  2,425        2,558
                                           -----------  -----------
    TOTAL                                   $  13,885    $  14,176
                                           -----------  -----------
                                           -----------  -----------

(E)  FIXED MATURITY INVESTMENTS (CONTINUED)

Sales of fixed maturities, excluding short-term fixed maturities, for the years ended December 31, 1997, 1996 and 1995 resulted in proceeds of $4.2 billion, $3.5 billion and $4.8 billion, gross realized capital gains of $169, $87 and $91, gross realized capital losses (including writedowns) of $176, $298 and $72, respectively. Sales of equity security investments for the years ended December 31, 1997, 1996 and 1995 resulted in proceeds of $132, $74 and $64, gross realized capital gains of $12, $2 and $28 and gross realized capital losses of $0, $0 and $59, respectively.

(F) CONCENTRATION OF CREDIT RISK

Excluding investments in U.S. government and agencies, the Company has not invested in the securities of a single issuer in amounts greater than 10% of stockholder's equity at December 31, 1997.

(G)  DERIVATIVE INSTRUMENTS

The Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards and exchange traded futures and options, in accordance with Company policy and in order to achieve one of three Company approved objectives: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; or, to control transactions costs. The Company utilizes derivative instruments to manage market risk through four principal risk management strategies: hedging anticipated transactions, hedging liability instruments, hedging invested assets and hedging portfolios of assets and/or liabilities. The Company does not trade in these instruments for the express purpose of earning trading profits.

The Company maintains a derivatives counterparty exposure policy which establishes market-based credit limits, favors long-term financial stability and creditworthiness, and typically requires credit enhancement/credit risk reducing agreements. Credit risk is measured as the amount owed to the Company based on current market conditions and potential payment obligations between the Company and its counterparties. Credit exposures are quantified weekly and netted, and collateral is pledged to or held by the Company to the extent the current value of derivatives exceed exposure policy thresholds.

The Company's derivative program is monitored by an internal compliance unit and is reviewed by senior management and Hartford Life's Finance Committee. Notional amounts, which represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk, pertaining to derivative financial instruments (excluding the Company's guaranteed separate account derivative investments), totaled $6.5 billion and $9.9 billion ($4.6 billion and $7.4 billion related to the Company's investments, $1.9 billion and $2.5 billion on the Company's liabilities) at December 31, 1997 and 1996, respectively.

The table below provides a summary of derivative instruments held by the Company at December 31, 1997 and 1996, segregated by major investment and liability category:


                    1997                                                    AMOUNT HEDGED (NOTIONAL AMOUNTS)
-----------------------------------------------------------------------------------------------------------------------------------
                                            TOTAL     ISSUED      PURCHASED                   INTEREST      FOREIGN        TOTAL
                                           CARRYING    CAPS &    CAPS, FLOORS                    RATE       CURRENCY      NOTIONAL
ASSETS HEDGED                               VALUE     FLOORS     AND OPTIONS    FUTURES (2)     SWAPS      SWAPS (3)      AMOUNT
----------------------------------------  ---------  ---------  ------------- --------------- ---------  -------------  -----------
Asset backed securities (excluding
 inverse floaters and anticipatory)       $   5,253  $     500    $   1,404      $      28    $     221    $      --     $   2,153
Inverse floaters (1)                             75         47           80             --           25           --           152
Anticipatory (4)                                 --         --           --             --           --           --            --
Other bonds and notes                         7,531        462          460             22        1,258           91         2,293
Short-term investments                        1,317         --           --             --           --           --            --
                                          ---------  ---------  -------------          ---    ---------          ---    -----------
    TOTAL FIXED MATURITIES                   14,176      1,009        1,944             50        1,504           91         4,598
Equity securities, policy loans and
 other investments                            3,983         --           --             --           --           --            --
                                          ---------  ---------  -------------          ---    ---------          ---    -----------
    TOTAL INVESTMENTS                     $  18,159  $   1,009    $   1,944      $      50    $   1,504    $      91     $   4,598
    LONG TERM DEBT                               --         --           --             --           --           --            --
    OTHER POLICY CLAIMS                          --         10          150             --        1,747           --         1,907
                                          ---------  ---------  -------------          ---    ---------          ---    -----------
  TOTAL DERIVATIVES -- NOTIONAL VALUE                $   1,019    $   2,094      $      50    $   3,251    $      91     $   6,505
                                          ---------  ---------  -------------          ---    ---------          ---    -----------
TOTAL DERIVATIVES -- FAIR VALUE                      $      (8)   $      23      $      --    $      19    $      (6)    $      28
                                          ---------  ---------  -------------          ---    ---------          ---    -----------
                                          ---------  ---------  -------------          ---    ---------          ---    -----------

                    1996                                               AMOUNT HEDGED (NOTIONAL AMOUNTS)
                                            --------------------------------------------------------------------------
                                              TOTAL     ISSUED      PURCHASED                 INTEREST     FOREIGN        TOTAL
                                            CARRYING    CAPS &    CAPS, FLOORS                  RATE      CURRENCY      NOTIONAL
                     ASSETS HEDGED            VALUE     FLOORS     AND OPTIONS   FUTURES (2)    SWAPS     SWAPS (3)      AMOUNT
------------------------------------------  ---------  ---------  ------------- ------------- ---------  -----------   -----------
Asset backed securities (excluding
 inverse floaters and anticipatory)         $   5,242  $     500    $   2,454     $      --   $     941   $      --     $   3,895
Inverse floaters (1)                              352         98          856            --         346          --         1,300
Anticipatory (4)                                   --         --           --           132          --          --           132
Other bonds and notes                           7,369        425          440             5       1,079         125         2,074
Short-term investments                            661         --           --            --          --          --            --
                                            ---------  ---------  -------------       -----   ---------       -----    -----------
    TOTAL FIXED MATURITIES                     13,624      1,023        3,750           137       2,366         125         7,401
Equity securities, policy loans and
 other investments                              4,011         --           --            --          19          --            19
                                            ---------  ---------  -------------       -----   ---------       -----    -----------
    TOTAL INVESTMENTS                       $  17,635  $   1,023    $   3,750     $     137   $   2,385   $     125     $   7,420
    LONG TERM DEBT                                 --         --           --            --          --          --            --
    OTHER POLICY CLAIMS                            --         10          150            --       2,351          --         2,511
                                            ---------  ---------  -------------       -----   ---------       -----    -----------
    TOTAL DERIVATIVES -- NOTIONAL VALUE                $   1,033    $   3,900     $     137   $   4,736   $     125     $   9,931
                                            ---------  ---------  -------------       -----   ---------       -----    -----------
    TOTAL DERIVATIVES -- FAIR VALUE                    $     (10)   $      38     $      --   $       2   $      (9)    $      21
                                            ---------  ---------  -------------       -----   ---------       -----    -----------
                                            ---------  ---------  -------------       -----   ---------       -----    -----------

(1) INVERSE FLOATERS ARE VARIATIONS OF COLLATERALIZED MORTGAGE OBLIGATIONS ("CMO'S") FOR WHICH THE COUPON RATES MOVE INVERSELY WITH AN INDEX RATE SUCH AS THE LONDON INTERBANK OFFERED RATE ("LIBOR"). THE RISK TO PRINCIPAL IS CONSIDERED NEGLIGIBLE AS THE UNDERLYING COLLATERAL FOR THE SECURITIES IS GUARANTEED OR SPONSORED BY GOVERNMENT AGENCIES. TO ADDRESS THE VOLATILITY RISK CREATED BY THE COUPON VARIABILITY, THE COMPANY USES A VARIETY OF DERIVATIVE INSTRUMENTS, PRIMARILY INTEREST RATE SWAPS, CAPS AND FLOORS.

(2) AS OF DECEMBER 31, 1997 AND 1996, OVER 44% AND 39% , RESPECTIVELY, OF THE NOTIONAL FUTURES CONTRACTS EXPIRE WITHIN ONE YEAR.

(3) AS OF DECEMBER 31, 1997 AND 1996, OVER 16% AND 42%, RESPECTIVELY, OF FOREIGN CURRENCY SWAPS EXPIRE WITHIN ONE YEAR; THE BALANCE MATURES OVER THE SUCCEEDING 9 YEARS.

(4) DEFERRED GAINS AND LOSSES ON ANTICIPATORY TRANSACTIONS ARE INCLUDED IN THE CARRYING VALUE OF FIXED MATURITIES IN THE CONSOLIDATED BALANCE SHEETS. AT THE TIME OF THE ULTIMATE PURCHASE, THEY ARE REFLECTED AS A BASIS ADJUSTMENT TO THE PURCHASED ASSET. AT DECEMBER 31, 1997, THE COMPANY HAD $0 DEFERRED GAINS AND LOSSES. AT DECEMBER 31, 1996, THE COMPANY HAD $0.9 IN NET DEFERRED GAINS FOR FUTURES, INTEREST RATE SWAPS AND PURCHASED OPTIONS OF WHICH $2.0 WAS BASIS ADJUSTED IN 1997.

The following is a reconciliation of notional amounts by derivative type and strategy as of December 31, 1997 and 1996:

                                                     DECEMBER 31, 1996                   MATURITIES/     DECEMBER 31, 1997
                                                      NOTIONAL AMOUNT     ADDITIONS   TERMINATIONS (1)    NOTIONAL AMOUNT
                                                    -------------------  -----------  ----------------- -------------------
BY DERIVATIVE TYPE
Caps                                                     $   1,755        $      14       $     530          $   1,239
Floors                                                       3,168               28           1,332              1,864
Swaps/Forwards                                               4,861              941           2,460              3,342
Futures                                                        137              131             218                 50
Options                                                         10               --              --                 10
                                                           -------       -----------        -------            -------
    TOTAL                                                $   9,931        $   1,114       $   4,540          $   6,505
                                                           -------       -----------        -------            -------
                                                           -------       -----------        -------            -------
BY STRATEGY
Liability                                                $   2,511        $     191       $     795          $   1,907
Anticipatory                                                   132                4             136                 --
Asset                                                        2,112              739           1,046              1,805
Portfolio                                                    5,176              180           2,563              2,793
                                                           -------       -----------        -------            -------
    TOTAL                                                $   9,931        $   1,114       $   4,540          $   6,505
                                                           -------       -----------        -------            -------
                                                           -------       -----------        -------            -------

(1) DURING 1997, THE COMPANY HAD NO SIGNIFICANT GAINS OR LOSSES ON TERMINATIONS OF HEDGE POSITIONS USING DERIVATIVE FINANCIAL INSTRUMENTS.

5.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107 "Disclosure about Fair Value of Financial Instruments" requires disclosure of fair value information of financial instruments. For certain financial instruments where quoted market prices are not available, other independent valuation techniques and assumptions are used. Because considerable judgment is used, these estimates are not necessarily indicative of amounts that could be realized in a current market exchange. SFAS No. 107 excludes certain financial instruments from disclosure, including insurance contracts.

For cash, short-term investments, accounts receivable, policy loans, mortgage loans and other liabilities, carrying amounts on the Consolidated Balance Sheets approximate fair value.

Fair value for fixed maturities and marketable equity securities are based upon quoted market prices. Fair value for securities that are not publicly traded are analytically determined. These amounts are disclosed in Note 4 of Notes to Consolidated Financial Statements.

The fair value of derivative financial instruments, including swaps, caps, floors, futures, options and forward commitments, is determined using a pricing model which is validated through quarterly comparison to dealer quoted prices. Amounts are disclosed in Note 4 of Notes to Consolidated Financial Statements.

Fair value for partnerships and trusts are based on external market valuations from partnership and trust management.

Other policy claims and benefits payable fair value information is determined by estimating future cash flows, discounted at the current market rate.

The carrying amount and fair values of the Company's financial instruments at December 31, 1997 and 1996 were as follows:

                                                            1997                  1996
                                                    --------------------  --------------------
                                                    CARRYING     FAIR     CARRYING     FAIR
                                                     AMOUNT      VALUE     AMOUNT      VALUE
                                                    ---------  ---------  ---------  ---------
ASSETS
  Fixed maturities                                  $  14,176  $  14,176  $  13,624  $  13,624
  Equity securities                                       180        180        119        119
  Policy loans                                          3,756      3,756      3,836      3,836
  Mortgage loans                                           --         --          2          2
  Investments in partnerships, trusts and other            47         91         54        104
LIABILITIES
  Other policy benefits                             $  11,769  $  11,755  $  11,707  $  11,469

6.  SEPARATE ACCOUNTS

The Company maintained separate account assets and liabilities totaling $69.1 billion and $49.7 billion at December 31, 1997 and 1996, respectively, which are reported at fair value. Separate account assets are segregated from other investments and net investment income and net realized capital gains and losses accrue directly to the policyholder. Separate accounts reflect two categories of risk assumption: non-guaranteed separate accounts totaling $58.6 billion and $39.4 billion at December 31, 1997 and 1996, respectively, wherein the policyholder assumes the investment risk, and guaranteed separate accounts totaling $10.5 and $10.3 billion at December 31, 1997 and 1996, respectively, wherein the Company contractually guarantees either a minimum return or account value to the policyholder. Included in the non-guaranteed category were policy loans totaling $1.9 billion and $2.0 billion at December 31, 1997 and 1996, respectively. Net investment income (including net realized capital gains and losses) and interest credited to policyholders on separate account assets are not reflected in the Consolidated Statements of Income.

Separate account management fees were $699, $538 and $387 in 1997, 1996 and 1995, respectively. The guaranteed separate accounts include fixed market value adjusted individual annuity and modified guaranteed life insurance.
The average credited interest rate on these contracts was 6.52% at December 31, 1997. The assets that support these liabilities were comprised of $10.2 billion in fixed maturities as of December 31, 1997. The portfolios are segregated from other investments and are managed to minimize liquidity and interest rate risk. In order to minimize the risk of disintermediation associated with early withdrawals, fixed MVA annuity and modified guaranteed life insurance contracts carry a graded surrender charge as well as a market value adjustment. Additional investment risk is hedged using a variety of derivatives which totaled $119 in carrying value and $3.0 billion in notional amounts as of December 31, 1997.

7.  INCOME TAX

Hartford Life and The Hartford have entered into a tax sharing agreement under which each member in the consolidated U.S. Federal income tax return will make payments between them such that, with respect to any period, the amount of taxes to be paid by the Company, subject to certain adjustments, generally will be determined as though the Company were filing separate Federal, state and local income tax returns.

As long as The Hartford continues to beneficially own, directly or indirectly, at least 80% of the combined voting power and 80% of the value of the outstanding capital stock of Hartford Life, the Company will be included for Federal income tax purposes in the affiliated group of which The Hartford is the common parent. To the extent allowed by law, it is the intention of The Hartford and its subsidiaries to continue to file a single consolidated Federal income tax return. The Company will continue to remit (receive from) The Hartford a current income tax provision (benefit) computed in accordance with such tax sharing agreement. The Company's effective tax rate was 36%, 35% and 32% in 1997, 1996 and 1995, respectively.

Income tax expense is as follows:


For the years ended December 31,

                                          FOR THE YEARS ENDED DECEMBER
                                                       31,
                                         -------------------------------
                                           1997       1996       1995
                                         ---------  ---------  ---------
Current                                  $     119  $     122  $     211
Deferred                                        48       (102)      (149)
                                         ---------  ---------  ---------
  INCOME TAX EXPENSE                     $     167  $      20  $      62
                                         ---------  ---------  ---------
                                         ---------  ---------  ---------

A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision for income taxes is as follows:

For the years ended December 31,

                                              FOR THE YEARS ENDED DECEMBER 31,
                                             -----------------------------------
                                               1997        1996         1995
                                             ---------     -----        -----
Tax provision at the U.S. Federal statutory
 rate                                        $     164   $      20    $      67
Tax-exempt income                                   --          --           (3)
Foreign tax credit                                  --          --           (4)
Other                                                3          --            2
                                             ---------         ---          ---
  TOTAL                                      $     167   $      20    $      62
                                             ---------         ---          ---
                                             ---------         ---          ---

Deferred tax assets include the following at December 31:

                                                       DECEMBER 31,
                                                   --------------------
                                                     1997       1996
                                                   ---------  ---------
Tax return deferred acquisition costs              $     639  $     514
Financial statement deferred acquisition costs
 and reserves                                           (366)      (242)
Employee benefits                                          5          8
Net unrealized capital gains on securities               (96)       (16)
Investments and other                                    166        210
                                                   ---------  ---------
  TOTAL                                            $     348  $     474
                                                   ---------  ---------
                                                   ---------  ---------

Income taxes paid were $9, $189 and $162 in 1997, 1996 and 1995, respectively. The Company had a current tax payment of $27 due to The Hartford at December 31, 1997 and a tax refund due from The Hartford of $72 at December 31, 1996.

Prior to the Tax Reform Act of 1984, the Life Insurance Company Income Tax Act of 1959 permitted the deferral from taxation of a portion of statutory income under certain circumstances. In these situations, the deferred income was accumulated in a "Policyholders' Surplus Account" and will be taxable in the future only under conditions which management considers to be remote; therefore, no Federal income taxes have been provided on this deferred income. The balance for tax return purposes of the Policyholders' Surplus Account as of December 31, 1997 was $37.

8.  POSTRETIREMENT BENEFIT AND SAVINGS PLANS

(A)  PENSION PLANS

The Company's employees are included in The Hartford's noncontributory defined benefit pension plans. These plans provide pension benefits that are based on years of service and the employee's compensation during the last ten years of employment. The Company's funding policy is to contribute annually an amount between the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, as amended, and the maximum amount that can be deducted for U.S. Federal income tax purposes. Generally, pension costs are funded through the purchase of the Company's group pension contracts. The cost to the Company was approximately $5, $5 and $2 in 1997, 1996 and 1995, respectively.

The Company also provides, through The Hartford, certain health care and life insurance benefits for eligible retired employees. A substantial portion of the Company's employees may become eligible for these benefits upon retirement. The Company's contribution for health care benefits will depend on the retiree's date of retirement and years of service. In addition, the plan has a defined dollar cap which limits average Company contributions.
The Company has prefunded a portion of the health care and life insurance obligations through trust funds where such prefunding can be accomplished on a tax effective basis. Postretirement health care and life insurance benefits expense, allocated by The Hartford, was immaterial to the results of operations for 1997, 1996 and 1995, respectively.

The assumed rate in the per capita cost of health care (the health care trend rate) was 8.5% for 1997, decreasing ratably to 6.0% in the year 2001. Increasing the health care trend rates by one percent per year would have an immaterial impact on the accumulated postretirement benefit obligation and the annual expense. To the extent that the actual experience differs from the inherent assumptions, the effect will be amortized over the average future service of covered employees.

(B) INVESTMENT AND SAVINGS PLAN

Substantially all employees of the Company are eliglibe to participate in The Hartford's Investment and Savings Plan. Under this plan, designated contributions, which may be invested in Class A Common Stock of Hartford Life or certain other investments, are matched, up to 3% of compensation, by the Company. The cost to the Company for the above-mentioned plans was approximately $2 in 1997.

9. STOCK COMPENSATION PLANS

During the second quarter of 1997, Hartford Life adopted the 1997 HLI Incentive Stock Plan (the "Plan"). Under the Plan, options granted may be either non-qualified options or incentive stock options qualifying under
Section 422A of the Internal Revenue Code. The aggregate number of shares of Class A Common Stock which may be awarded in any one year shall be subject to an annual limit. The maximum number of shares of Class A Common Stock which may be granted under the Plan in each year shall be 1.5% of the total issued and outstanding shares of Hartford Life Class A Common Stock and treasury stock as reported in the Annual Report on Hartford Life's Form 10-K for the preceding year plus unused portions of such limit from prior years. In addition, no more than 5,000,000 shares of Class A Common Stock shall be cumulatively available for awards of incentive stock options under the Plan, and no more than 20% of the total number of shares on a cumulative basis shall be available for restricted stock and performance shares.

All options granted have an exercise price equal to the market price of Hartford Life's stock on the date of grant and an option's maximum term is ten years. Certain nonperformance based options become exercisable upon the attainment of specified market price appreciation of Hartford Life's common shares or at seven years after the date of grant, while the remaining nonperformance based options become exercisable over a three year period commencing with the date of grant.

Also included in the Plan are long term performance awards which become payable upon the attainment of specific performance goals achieved over a three year period.

During the second quarter of 1997, Hartford Life established the HLI Employee Stock Purchase Plan ("ESPP"). Under this plan, eligible employees of Hartford Life and the Company may purchase Class A Common Stock of
Hartford Life at a 15% discount from the lower of the market price at the beginning or end of the quarterly offering period. Hartford Life may sell up to 2,700,000 shares of stock to eligible employees. Hartford Life sold 54,316 shares under the ESPP in 1997.

10.  REINSURANCE

The Company cedes insurance to other insurers, including its parent HLA, in order to limit its maximum loss. Such transfer does not relieve the Company of its primary liability. The Company also assumes insurance from other insurers. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk.

Net premiums and other considerations were comprised of the following:

                                      FOR THE YEARS ENDED DECEMBER 31,
                                      -------------------------------
                                        1997       1996       1995
                                      ---------  ---------  ---------
Gross premiums                        $   2,164  $   2,138  $   1,545
Assumed                                     159        190        591
Ceded                                      (686)      (623)      (649)
                                      ---------  ---------  ---------
  NET PREMIUMS AND OTHER
   CONSIDERATIONS                     $   1,637  $   1,705  $   1,487
                                      ---------  ---------  ---------
                                      ---------  ---------  ---------

The Company ceded approximately $76, $100 and $101 of group life premium in 1997, 1996 and 1995, respectively, representing $33.6 billion, $33.3 billion and $32.3 billion of insurance in force, respectively. The Company ceded $339, $318 and $320 of accident and health premium to HLA in 1997, 1996 and 1995, respectively. The Company assumed $89, $101 and $103 of premium in 1997, 1996 and 1995, respectively, representing $8.2 billion, $8.5 billion and $8.5 billion of individual life insurance in force, respectively, from HLA.

Life reinsurance recoveries, which reduce death and other benefits, approximated $158, $140 and $220 for the years ended December 31, 1997, 1996 and 1995, respectively.

As of December 31, 1997, the Company had reinsurance recoverables of $5.0 billion from Mutual Benefit Life Assurance Corporation ("Mutual Benefit"), supported by assets in a security trust of $5.0 billion (including policy loans and accrued interest of $4.5 billion). The risk of Mutual Benefit becoming insolvent is mitigated by the reinsurance agreement's requirement that the assets be kept in a security trust with the Company as sole beneficiary. The Company has no other significant reinsurance-related concentrations of credit risk.

11. RELATED PARTY TRANSACTIONS

Transactions of the Company with HA&I and its affiliates relate principally to tax settlements, reinsurance, insurance coverage, rental and service fees, payment of dividends and capital contributions. In addition, certain affiliated insurance companies purchased group annuity contracts from the Company to fund pension costs and claim annuities to settle casualty claims. Substantially all general insurance expenses related to the Company, including rent and employee benefit plan expenses, are initially paid by The Hartford. Direct expenses are allocated to the Company using specific identification, and indirect expenses are allocated using other applicable methods. Indirect expenses include those for corporate areas which, depending on type, are allocated based on either a percentage of direct expenses or on utilization. Indirect expenses allocated to the Company by The Hartford were $34, $40, and $45 in 1997, 1996 and 1995, respectively. Management believes that the methods used are reasonable.

The rent paid to Hartford Fire for space occupied by the Company was $7 in 1997, and $3 in 1996 and 1995. The Company expects to pay annual rent of $7 in 1998 and 1999, respectively, $12 in 2000 and 2001, respectively, $13 in 2002 and $87 thereafter, over the remaining term of the sublease, which expires on December 31, 2009. Rental expense is recognized over a level basis over the term of the sublease and amounted to approximately $9 in 1997 and $8 in 1996 and 1995.

12.  STATUTORY RESULTS

The domestic insurance subsidiaries of Hartford Life prepare their statutory financial statements in accordance with accounting practices prescribed by the State of Connecticut Insurance Department. Prescribed statutory accounting practices include publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations, and general administrative rules.

                                      FOR THE YEARS ENDED DECEMBER 31,
                                      -------------------------------
                                        1997       1996       1995
                                      ---------  ---------  ---------
Statutory net income                  $     214  $     144  $     112
                                      ---------  ---------  ---------
Statutory surplus                     $   1,441  $   1,207  $   1,125
                                      ---------  ---------  ---------

A significant percentage of the consolidated statutory surplus is permanently reinvested or is subject to various state regulatory restrictions which limit the payment of dividends without prior approval. The total amount of statutory dividends which may be paid by the insurance subsidiaries of the Company in 1998 is estimated to be $144.

13.  COMMITMENTS AND CONTINGENT LIABILITIES

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

(B) GUARANTY FUNDS

Under insurance guaranty fund laws in each state, the District of Columbia and Puerto Rico, insurers licensed to do business can be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Recent regulatory actions against certain large life insurers encountering financial difficulty have prompted various state insurance guaranty associations to begin assessing life insurance companies for the deemed losses. Most of these laws do provide, however, that an assessment may be excused or deferred if it would threaten an insurer's solvency and further provide annual limits on such assessments. A large part of the assessments paid by the Company's insurance subsidiaries pursuant to these laws may be used as credits for a portion of the Company's insurance subsidiaries' premium taxes. The Company paid guaranty fund assessments of approximately $15, $11 and $10 in 1997, 1996 and 1995, respectively, of which $4, $5, and $6 were estimated to be creditable against premium taxes.

14.  BUSINESS SEGMENT INFORMATION

The Company, along with its parent, sells financial products such as fixed and variable annuities, retirement plan services, and life and disability insurance on both an individual and a group basis. The Company divides its core businesses into three segments: Annuity, Individual Life Insurance, and Employee Benefits. The Company also maintains a Guaranteed Investment Contracts segment, which is primarily comprised of guaranteed rate contract business written prior to 1995 and a Corporate Operation. The Annuity segment offers individual variable annuities and fixed market value adjusted annuities, deferred compensation and retirement plan services, mutual funds, investment management services and other financial products. The Individual Life Insurance segment sells a variety of individual life insurance products, including variable life, universal life, interest-sensitive whole life, and term life policies. The Employee Benefits segment sells group insurance products, including group life, group short- and long-term disability and corporate owned life insurance, and engages in certain international operations. The Guaranteed Investment Contracts segment sells a limited amount of guaranteed investment contracts and contains Closed Book GRC. Through its Corporate Operation, the Company reports items that are not directly allocable to any of its business segments. Included in the Corporate Operation are unallocated income and expense and certain other items not directly allocable to any segment. Net realized capital gains and losses are recognized in the period of realization, but are allocated to the segments utilizing durations of the segment portfolios.

The following table outlines revenues, operating income and assets by business segment:

                                 FOR THE YEARS ENDED DECEMBER 31,
                                 -------------------------------
                                   1997       1996       1995
                                 ---------  ---------  ---------
REVENUES
  Annuity                        $   1,269  $     968  $     719
  Individual Life Insurance            487        440        383
  Employee Benefits                    972      1,366      1,273
  Guaranteed Investment
   Contracts                           241         34        377
  Corporate Operation                   40         81         52
                                 ---------  ---------  ---------
    TOTAL REVENUES               $   3,009  $   2,889  $   2,804
                                 ---------  ---------  ---------
                                 ---------  ---------  ---------
INCOME (LOSS) BEFORE INCOME TAX
 EXPENSE (BENEFIT)
  Annuity                        $     317  $     226  $     171
  Individual Life Insurance             85         68         56
  Employee Benefits                     53         44         37
  Guaranteed Investment
   Contracts                            --       (346)      (103)
  Corporate Operation                   14         66         30
                                 ---------  ---------  ---------
    TOTAL INCOME BEFORE INCOME
     TAX EXPENSE                 $     469  $      58  $     191
                                 ---------  ---------  ---------
                                 ---------  ---------  ---------
ASSETS
  Annuity                        $  69,152  $  52,877  $  39,732
  Individual Life Insurance          4,918      3,753      3,173
  Employee Benefits                 18,196     14,708     13,494
  Guaranteed Investment
   Contracts                         3,347      4,533      6,069
  Corporate Operation                2,343      1,891      1,729
                                 ---------  ---------  ---------
    TOTAL ASSETS                 $  97,956  $  77,762  $  64,197
                                 ---------  ---------  ---------
                                 ---------  ---------  ---------

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

                                SCHEDULE I

         SUMMARY OF INVESTMENTS -- OTHER THAN INVESTMENTS IN AFFILIATES



(IN MILLIONS)

                                                                                              AS OF DECEMBER 31, 1997
                                                                                      -------------------------------------
                                                                                                                AMOUNT AT
                                                                                                                  WHICH
                                                                                                    FAIR        SHOWN ON
TYPE OF INVESTMENT                                                                       COST       VALUE     BALANCE SHEET
------------------------------------------------------------------------------------  ---------  ---------    -------------
FIXED MATURITIES
Bonds and Notes
  U. S. gov't and gov't agencies and authorities (guaranteed and sponsored)            $     217  $     219    $       219
  U. S. gov't and gov't agencies and authorities (guaranteed and sponsored) --
   asset-backed                                                                            1,175      1,204          1,204
  States, municipalities and political subdivisions                                          211        217            217
  International governments                                                                  376        393            393
  Public utilities                                                                           871        894            894
  All other corporate including international                                              5,033      5,208          5,208
  All other corporate -- asset-backed                                                      4,091      4,124          4,124
  Short-term investments                                                                   1,318      1,318          1,318
Certificates of deposit                                                                      593        599            599
                                                                                       ---------  ---------   -------------
    TOTAL FIXED MATURITIES                                                                13,885     14,176         14,176
                                                                                       ---------  ---------   -------------

EQUITY SECURITIES
Common Stocks
  Public utilities                                                                            --         --             --
  Banks, trusts and insurance companies                                                       --         --             --
  Industrial and miscellaneous                                                               166        180            180
  Nonredeemable preferred stocks                                                              --         --             --
                                                                                       ---------  ---------   -------------
    TOTAL EQUITY SECURITIES                                                                  166        180            180
                                                                                       ---------  ---------   -------------
    TOTAL FIXED MATURITIES AND EQUITY SECURITIES                                          14,051     14,356         14,356
                                                                                       ---------  ---------   -------------

REAL ESTATE                                                                                   --         --             --

OTHER INVESTMENTS
  Mortgage loans on real estate                                                               --         --             --
  Policy loans                                                                             3,756      3,756          3,756
  Investments in partnerships, trusts and other                                               47         91             47
                                                                                       ---------  ---------   -------------
    TOTAL OTHER INVESTMENTS                                                                3,803      3,847          3,803
                                                                                       ---------  ---------   -------------
    TOTAL INVESTMENTS                                                                  $  17,854  $  18,203    $    18,159
                                                                                       ---------  ---------   -------------
                                                                                       ---------  ---------   -------------

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

                               SCHEDULE III

                    SUPPLEMENTARY INSURANCE INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

(IN MILLIONS)

                                               FUTURE POLICY
                                                 BENEFITS,         OTHER
                                DEFERRED       UNPAID CLAIMS      POLICY
                                 POLICY          AND CLAIM      CLAIMS AND     PREMIUMS AND         NET
                               ACQUISITION      ADJUSTMENT       BENEFITS          OTHER        INVESTMENT
SEGMENT                           COSTS          EXPENSES         PAYABLE     CONSIDERATIONS      INCOME
-------------------------------------------------------------------------------------------------------------
1997
Annuity                         $   2,478        $   2,070       $   6,838       $     769       $     500
Individual Life
 Insurance                            837              392           2,182             323             164
Employee Benefits                      --              780           9,232             541             431
Guaranteed Investment
 Contracts                             --               --           2,782               2             239
Corporate Operation                    --               28              --               2              34
-------------------------------------------------------------------------------------------------------------
  CONSOLIDATED OPERATIONS       $   3,315        $   3,270       $  21,034       $   1,637       $   1,368
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

1996
Annuity                         $   2,030        $   1,526       $   6,016       $     535       $     433
Individual Life
 Insurance                            730              346           2,160             287             153
Employee Benefits                      --              574           9,834             881             485
Guaranteed Investment
 Contracts                             --               --           4,124               2             251
Corporate Operation                    --               28              --              --              75
-------------------------------------------------------------------------------------------------------------
  CONSOLIDATED OPERATIONS       $   2,760        $   2,474       $  22,134       $   1,705       $   1,397
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

1995
Annuity                         $   1,561        $   1,314       $   5,661       $     319       $     400
Individual Life
 Insurance                            615              706           1,932             246             137
Employee Benefits                      12              325           9,285             922             351
Guaranteed Investment
 Contracts                             --               28           5,720              --             377
Corporate Operation                    --               --              --                              63
-------------------------------------------------------------------------------------------------------------
  CONSOLIDATED OPERATIONS       $   2,188        $   2,373       $  22,598       $   1,487       $   1,328
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

                                              BENEFITS,
                                             CLAIMS AND      AMORTIZATION OF
                            NET REALIZED        CLAIM        DEFERRED POLICY
                            CAPITAL GAINS    ADJUSTMENT        ACQUISITION     DIVIDENDS TO        OTHER
SEGMENT                       (LOSSES)        EXPENSES            COSTS        POLICYHOLDERS     EXPENSES
-----------------------------------------------------------------------------------------------------------
1997
Annuity                       $      --       $     445         $     250        $      --       $     257
Individual Life
 Insurance                           --             242                83               --              77
Employee Benefits                    --             425                 2              240             252
Guaranteed Investment
 Contracts                           --             232                --               --               9
Corporate Operation                   4              35                --               --              (9)
-----------------------------------------------------------------------------------------------------------
  CONSOLIDATED OPERATIONS     $       4       $   1,379         $     335        $     240       $     586
-----------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

1996
Annuity                       $      --       $     412         $     174        $      --       $     156
Individual Life
 Insurance                           --             245                59               --              68
Employee Benefits                    --             546                --              635             141
Guaranteed Investment
 Contracts                         (219)            332                 1               --              47
Corporate Operation                   6              --                --               --              15
-----------------------------------------------------------------------------------------------------------
  CONSOLIDATED OPERATIONS     $    (213)      $   1,535         $     234        $     635       $     427
-----------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

1995
Annuity                       $      --       $     317         $     117        $      --       $     114
Individual Life
 Insurance                           --             203                70               --              54
Employee Benefits                    --             424                --              675             137
Guaranteed Investment
 Contracts                           --             453                12               --              15
Corporate Operation                 (11)             25                --               --              (3)
-----------------------------------------------------------------------------------------------------------
  CONSOLIDATED OPERATIONS     $     (11)      $   1,422         $     199        $     675       $     317
-----------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

                               SCHEDULE IV

                               REINSURANCE


                                                                                                            PERCENTAGE OF
                                                  GROSS         CEDED TO        ASSUMED FROM       NET    AMOUNT ASSUMED TO
(IN MILLIONS)                                     AMOUNT    OTHER COMPANIES   OTHER COMPANIES    AMOUNT          NET
-----------------------------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31, 1997
LIFE INSURANCE IN FORCE                         $  245,487    $    178,771       $   33,156     $  99,872         33.2%
INSURANCE REVENUES
  Life insurance and annuities                       1,818             340              157         1,635          9.6%
  Accident and health insurance                        346             346                2             2        100.0%
-----------------------------------------------------------------------------------------------------------------------------
      TOTAL INSURANCE REVENUES                  $    2,164    $        686       $      159     $   1,637          9.7%
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31, 1996
  Life insurance in force                       $  177,094    $    106,146       $   31,957     $ 102,905         31.1%
  INSURANCE REVENUES
    Life insurance and annuities                     1,801             298              169         1,672         10.1%
    Accident and health insurance                      337             325               21            33         63.6%
-----------------------------------------------------------------------------------------------------------------------------
      TOTAL INSURANCE REVENUES                  $    2,138    $        623       $      190     $   1,705         11.1%
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31, 1995
  Life insurance in force                       $  182,716    $    112,774       $   26,996     $  96,938         27.8%
  INSURANCE REVENUES
    Life insurance and annuities                     1,232             325              574         1,481         38.8%
    Accident and health insurance                      313             324               17             6        283.3%
-----------------------------------------------------------------------------------------------------------------------------
     TOTAL INSURANCE REVENUES                   $    1,545    $        649       $      591     $   1,487         39.7%
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

                                 SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      HARTFORD LIFE INSURANCE
                                                      COMPANY

                                                      By: Mary Jane Fortin
                                                      -----------------------
                                                      Mary Jane Fortin
                                                      Assistant Vice President

Date: March 27, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.



      SIGNATURE                        TITLE                         DATE
      ---------                        -----                         ----
/s/ Ramani Ayer          Chairman, Chief Executive Officer,      March 27, 1998
---------------------               and Director
Ramani Ayer

/s/ Lowndes A. Smith     President, Chief Operating Officer,     March 27, 1998
---------------------               and Director
Lowndes A. Smith

/s/ Gregory A. Boyko            Senior Vice President,           March 27, 1998
---------------------    Chief Financial Officer and Treasurer
Gregory A. Boyko


/s/ Thomas M. Marra             Senior Vice President            March 27, 1998
---------------------               and Director
Thomas M. Marra


/s/ John P. Ginnetti          Executive Vice President           March 27, 1998
---------------------               and Director
John P. Ginnetti


                  HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                      FORM 10-K
                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                   EXHIBITS INDEX

   EXHIBIT #
------------

3.01 Restated Certificate of Incorporation of Hartford Life Insurance Company filed March 1985 (File No. 2-89516) is incorporated herein by reference.

3.02 By-Laws of Hartford Life Insurance Company filed March 1985 (File No. 2-89516) is incorporated herein by reference.

4.01 Restated Certificate of Incorporation and By-Laws of Hartford Life Insurance Company (included as Exhibits 3.01 and 3.02, respectively).

10.1 Management Agreement between Hartford Life Insurance Company and The Hartford Investment Management Company was filed as
                  Exhibit 10.3 to Hartford Life, Inc.'s Form 10-Q filed for the quarter ended June 30, 1997 and is incorporated herein by reference.

10.2 Management Agreement among Hartford Life Insurance Company, certain of its affiliates and Hartford Investment
                  Services, Inc. was filed as Exhibit 10.4 to Hartford Life, Inc.'s Form 10-Q filed for the quarter ended June 30, 1997 and is incorporated herein by reference.

10.3 Tax sharing agreement among Hartford Life Insurance Company, The Hartford Financial Services Group, Inc. and certain of their affiliates was filed as Exhibit 10.2 to Hartford Life, Inc.'s Form 10-Q filed for the quarter ended June 30, 1997 and is incorporated herein by reference.

27                Financial Data Schedule is filed herewith.