Form 10-Q
period 1998-03-31
HARTFORD LIFE INSURANCE CO
filed 1998-05-15
CIK 45947

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For The Quarterly Period Ended March 31, 1998

                                       OR

     [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ______________


                         Commission file number 2-89516

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
       Yes [X]      No[  ]

     As of May 14, 1998 there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant, all of which were directly owned by Hartford Life and Accident Insurance Company.

     The registrant meets the conditions set forth in General Instruction H (1)
     (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                                      INDEX






PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                                            PAGE
                                                                                         ----

Condensed Consolidated Statements of Income - Three Months Ended
March 31, 1998 and 1997                                                                    3

Condensed Consolidated Balance Sheets - March 31, 1998 and
December 31, 1997                                                                          4

Condensed Consolidated Statements of Changes in Stockholder's Equity -
Three Months Ended March  31, 1998 and 1997                                                5

Condensed Consolidated Statements of Cash Flows - Three Months
Ended March  31, 1998 and 1997                                                             6


Notes to Condensed Consolidated Financial Statements                                       7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                                        8


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                                11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                 11

Signature                                                                                 12

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                                                         Three Months Ended
                                                              March 31,
                                                          ---------------
(In millions)                                             1998       1997
                                                          ----       ----
                                                             (Unaudited)
REVENUES
  Premiums and other considerations                       $563       $310
  Net investment income                                    352        337
  Net realized capital gains                                --          4
                                                          ----       ----
     TOTAL REVENUES                                        915        651
                                                          ====       ====

BENEFITS, CLAIMS AND EXPENSES
  Benefits, claims and claim adjustment expenses           398        342
  Amortization of deferred policy acquisition costs         94         81
  Dividends to policyholders                               107         54
  Other insurance expenses                                 188         73
                                                          ----       ----
     TOTAL BENEFITS, CLAIMS AND EXPENSES                   787        550
                                                          ====       ====

     INCOME BEFORE INCOME TAX EXPENSE                      128        101
  Income tax expense                                        45         38
                                                          ----       ----
     NET INCOME                                           $ 83       $ 63
                                                          ====       ====










            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                March 31,    December 31,
(In millions, except for share data)                                              1998           1997
                                                                                --------       -------
                                                                              (Unaudited)
ASSETS
   Investments
   Fixed maturities, available for sale, at fair value (amortized cost of
    $14,336 and $13,885)                                                        $ 14,609       $14,176
   Equity securities, available for sale, at fair value                              188           180
   Policy loans, at outstanding balance                                            3,760         3,756
   Other investments, at cost                                                        235            47
                                                                                --------       -------
      Total investments                                                           18,792        18,159

   Cash                                                                               52            54
   Premiums and amounts receivable                                                    23            18
   Accrued investment income                                                         353           330
   Reinsurance recoverable                                                         6,040         6,325
   Deferred policy acquisition costs                                               3,430         3,315
   Deferred income tax                                                               454           348
   Other assets                                                                      207           352
   Separate account assets                                                        77,457        69,055
                                                                                --------       -------
      TOTAL ASSETS                                                              $106,808       $97,956
                                                                                ========       =======

LIABILITIES
   Future policy benefits                                                       $  3,325       $ 3,270
   Other policyholder funds                                                       20,980        21,034
   Other liabilities                                                               2,622         2,254
   Separate account liabilities                                                   77,457        69,055
                                                                                --------       -------
      TOTAL LIABILITIES                                                          104,384        95,613
                                                                                ========       =======

STOCKHOLDER'S EQUITY
   Common stock - authorized 1,000; issued and outstanding,
        par value $5,690                                                               6             6
   Capital surplus                                                                 1,045         1,045
   Accumulated other comprehensive income
           Net unrealized capital gains on securities, net of tax                    177           179
                                                                                --------       -------
       Total accumulated other comprehensive income                                  177           179
                                                                                --------       -------
   Retained earnings                                                               1,196         1,113
                                                                                --------       -------
      TOTAL STOCKHOLDER'S EQUITY                                                   2,424         2,343
                                                                                --------       -------
            TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                          $106,808       $97,956
                                                                                ========       =======



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY


THREE MONTHS ENDED MARCH 31, 1998

                                                                   ACCUMULATED OTHER
                                                                 COMPREHENSIVE INCOME
                                                                 --------------------
                                                                          NET
                                                                       UNREALIZED
                                                                        CAPITAL
                                                                         GAINS
                                                                        (LOSSES)
                                                                           ON                       TOTAL
                                               COMMON       CAPITAL    SECURITIES,   RETAINED    STOCKHOLDERS'
(In millions) (Unaudited)                       STOCK       SURPLUS    NET OF TAX    EARNINGS       EQUITY
                                                ----        ------       -----        ------       -------

  BALANCE, DECEMBER 31, 1997                    $  6        $1,045       $ 179        $1,113       $ 2,343
  Comprehensive income
  Net income                                      --            --          --            83            83
                                                                                                   -------
  Other comprehensive income, net of tax:
    Change in unrealized capital
     gains (losses) on securities (1) (2)         --            --          (2)           --            (2)
                                                                                                   -------
  Total other comprehensive income                                                                      (2)
                                                                                                   -------
    Total comprehensive income                                                                          81
                                                ----        ------       -----        ------       -------
  BALANCE, MARCH 31, 1998                       $  6        $1,045       $ 177        $1,196       $ 2,424
                                                ====        ======       =====        ======       =======


THREE MONTHS ENDED MARCH 31, 1997


                                                                 ACCUMULATED OTHER
                                                                COMPREHENSIVE INCOME
                                                                --------------------
                                                                        NET
                                                                     UNREALIZED
                                                                      CAPITAL
                                                                       GAINS
                                                                      (LOSSES)
                                                                         ON                     TOTAL
                                              COMMON       CAPITAL   SECURITIES,   RETAINED  STOCKHOLDERS'
(In millions) (Unaudited)                      STOCK       SURPLUS   NET OF TAX    EARNINGS     EQUITY
                                               ----        ------      -----        ------     -------


BALANCE, DECEMBER 31, 1996                    $  6        $1,045       $ 30        $811       $ 1,892
Comprehensive income
Net income                                      --            --         --          63            63
                                                                                              -------
Other comprehensive income, net of tax:
  Change in unrealized capital gains
   (losses) on securities (1) (2)               --            --        (87)         --           (87)
                                                                                              -------
Total other comprehensive income                                                                  (87)
                                                                                              -------
  Total comprehensive income                                                                       24
                                              ----        ------       ----        ----       -------
BALANCE, MARCH 31, 1997                       $  6        $1,045       $(57)       $874       $ 1,868
                                              ====        ======       ====        ====       =======

(1) Unrealized gain (loss) on securities is net of tax expense (benefit) of $95 and $(34) for March 31, 1998 and 1997, respectively.

(2) Net of reclassification adjustment for gains realized in net income of $0 and $4 for March 31, 1998 and 1997, respectively.





            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                            ----------------------
(In millions)                                                                                 1998           1997
                                                                                            -------        -------
                                                                                                 (Unaudited)
OPERATING ACTIVITIES
   Net income                                                                               $    83        $    63
ADJUSTMENTS TO NET INCOME:
   Depreciation and amortization                                                                 (5)             5
   Net realized capital gains                                                                    --             (4)
   (Increase) decrease in deferred income taxes                                                (102)            21
   Increase in deferred policy acquisition costs                                               (115)          (128)
   (Increase) decrease in premiums receivable and agents' balances                               (5)            32
   (Increase) decrease in accrued investment income                                             (23)            57
   Decrease in other assets                                                                     104             25
   Decrease (increase) in reinsurance recoverables                                               23           (112)
   Increase in liabilities for future policy benefits                                            55            158
   Increase in other liabilities                                                                 74            227
                                                                                            -------        -------
      CASH PROVIDED BY OPERATING ACTIVITIES                                                      89            344
                                                                                            =======        =======
INVESTING ACTIVITIES
   Purchases of fixed maturity investments                                                   (2,014)        (1,525)
   Sales of fixed maturity investments                                                        1,162            985
   Maturities and principal paydowns of fixed maturity investments                              459            664
   Net (purchases) sales of other investments                                                  (118)           111
   Net sales (purchases) of short-term investments                                              211           (102)
                                                                                            -------        -------
      CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES                                         (300)           133
                                                                                            =======        =======
FINANCING ACTIVITIES
   Net receipts from (disbursements for) investment and universal life-type contracts
     credited to (charged against) policyholder accounts                                        209           (447)
                                                                                            -------        -------
      CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                          209           (447)
                                                                                            =======        =======
   (Decrease) increase in cash                                                                   (2)            30
   Cash - beginning of period                                                                    54             43
                                                                                            -------        -------
      CASH - END OF PERIOD                                                                  $    52        $    73
                                                                                            =======        =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
NET CASH PAID DURING THE PERIOD FOR:
Income taxes                                                                                $    56        $    41


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   (DOLLAR AMOUNTS IN MILLIONS EXCEPT FOR SHARE DATA UNLESS OTHERWISE STATED)
                                   (UNAUDITED)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

(a)  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Hartford Life Insurance Company (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, these statements include all adjustments which were normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented.

For a description of accounting policies, see Note 2 of Notes to Consolidated Financial Statements in the Company's 1997 Form 10-K Annual Report.

Certain reclassifications have been made to prior year financial information to conform to the current year classification of transactions and accounts.

(b)  CHANGES IN ACCOUNTING PRINCIPLES

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP provides guidance on accounting for the costs of internal use software and in determining whether the software is for internal use. The SOP defines internal use software as software that is acquired, internally developed, or modified solely to meet internal needs and identifies stages of software development and accounting for the related costs incurred during the stages. This statement is effective for fiscal years beginning after December 15, 1998 and is not expected to have a material impact on the Company's financial condition or results of operations.

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of this statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income is the total of net income and all other nonowner changes in equity. Accordingly, the Company has reported comprehensive income in the Condensed Consolidated Statements of Changes in Stockholder's Equity.

NOTE 2. INITIAL PUBLIC OFFERING ("IPO")

On February 10, 1997, the Company's indirect parent, Hartford Life, Inc. ("Hartford Life"), filed a registration statement, as amended, with the Securities and Exchange Commission, relating to the IPO of Hartford Life's Class A Common Stock. Pursuant to the IPO on May 22, 1997, Hartford Life sold to the public 26 million shares at $28.25 per share and received proceeds, net of offering expenses, of $687. Of the proceeds, $527 was used to retire debt related to Hartford Life's promissory notes outstanding and line of credit. The remaining $160 was contributed by Hartford Life to Hartford Life and Accident Insurance Company, the Company's direct parent, to support growth in its core businesses.

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

NOTE 3. COMMITMENTS AND CONTINGENCIES

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

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

 (DOLLAR AMOUNTS IN MILLIONS EXCEPT FOR PER SHARE DATA UNLESS OTHERWISE STATED)

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") addresses the financial condition of the Company as of March 31, 1998, compared with December 31, 1997, and its results of operations for the three months ended March 31, 1998 compared with the equivalent 1997 period.
This discussion should be read in conjunction with the MD&A in the Company's 1997 Form 10-K Annual Report.

Certain statements contained in this discussion, other than statements of historical fact, are forward-looking statements. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company's control and have been made based upon management's expectations and beliefs concerning future developments and their potential effect on Hartford Life Insurance Company and subsidiaries (the "Company"). There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of certain factors, including those described in the forward-looking statements.

Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

INDEX

Consolidated Results of Operations:  Operating Summary          8
Annuity                                                         9
Individual Life Insurance                                      10
Employee Benefits                                              10
Guaranteed Investment Contracts                                11
Accounting Standards                                           11


CONSOLIDATED RESULTS OF OPERATIONS:  OPERATING SUMMARY

OPERATING SUMMARY                                      FIRST QUARTER ENDED
                                                            MARCH 31,
                                                       -------------------
                                                       1998           1997
                                                       ----           ----
REVENUES                                               $915           $651
EXPENSES                                                832            588
                                                       ----           ----
   NET INCOME                                          $ 83           $ 63
                                                       ====           ====


The Company's insurance business operates in three principal segments: Annuity, Individual Life Insurance, and Employee Benefits as well as a Guaranteed Investments Contracts segment, which is primarily comprised of business written prior to 1995. The Company also maintains a Corporate operation through which it reports items that are not directly allocable to any of its business segments.

The Annuity segment focuses on the savings and retirement needs of the growing number of individuals who are preparing for retirement or have already retired. This segment consists of two areas of operation: Individual Annuity and Group Annuity. The variety of products sold within this segment reflects the diverse nature of the market. These include, in the Individual Annuity area, individual variable annuities, fixed market value adjusted ("MVA") annuities, and mutual funds; and in the Group Annuity area, deferred compensation and retirement plan services for municipal governments and corporations, structured settlement contracts and other special purpose annuity contracts, and investment management contracts. The Individual Life Insurance segment, which focuses on the high end estate and business planning markets, sells a variety of life insurance products, including variable life and universal life insurance. The Employee Benefits segment consists of two areas of operation: Group Insurance and Specialty Insurance. Through Group Insurance, the Company offers products such as group life insurance, group short- and long-term disability and accidental death and dismemberment. Substantially all of the Group Insurance business directly written by the Company is ceded to its direct parent, Hartford Life and Accident Insurance Company. Specialty Insurance primarily consists of the Company's corporate owned life insurance ("COLI") business. The Guaranteed Investment Contracts segment consists of guaranteed rate contract ("GRC") business that is supported by assets held in either the

Company's general account or a guaranteed separate account and includes a closed block of guaranteed rate contracts ("Closed Book GRC"). The Company decided in 1995, after a thorough review of its GRC business, that it would significantly de-emphasize general account GRC, choosing to focus its distribution efforts on other products sold through other divisions. Management expects no material income or loss from the Guaranteed Investment Contracts segment in the future.

Revenues increased $264, or 41%, to $915 for the first quarter of 1998 from $651 for the comparable period in 1997. This was partially due to COLI revenues which increased $161 due to renewal premium on leveraged COLI and increased fees associated with variable COLI sales. Excluding COLI, revenues increased $103, or 22%, over the first quarter of 1997. This increase was driven by the Annuity segment whose revenues increased $101, or 36%, for the first quarter of 1998 as compared to the first quarter of 1997. This increase was due to higher fee income earned on growing annuity account values where the average account value grew $18.9 billion, or 37%, to $70.6 billion at March 31, 1998 from $51.7 billion at March 31, 1997 due to market appreciation and new sales. Also, Individual Life Insurance revenues increased $17, or 15%, for the first quarter of 1998 as compared to the first quarter of 1997 due to increased cost of insurance charges and other fee income on the Company's growing block of variable life business. Partially offsetting the increases discussed above was a $20 decline in revenues related to Closed Book GRC.

Expenses increased $244, or 41%, to $832 for the first quarter of 1998 from $588 for the comparable period in 1997. The increase was partially driven by COLI, whose expenses increased $160 as a result of increased operating expenses associated with significant renewal premium and variable COLI sales for the quarter ended March 31, 1998. Excluding COLI, expenses increased $84, or 20%, over the first quarter of 1997. Annuity expenses grew $81 primarily due to higher amortization of deferred policy acquisition costs and operating expenses directly related to the growth in this segment. Individual Life Insurance expenses increased $15 primarily due to higher benefits, claims, and claim adjustment expenses, which is consistent with the growth in this blocks of business. Partially offsetting the increases discussed above was a $20 decline in expenses related to Closed Book GRC.

Net income increased $20, or 32%, to $83 for the first quarter of 1998 from $63 for the first quarter of 1997 primarily due to growth in the Annuity and the Individual Life Insurance segments. Annuity earnings increased $20, or 47%, due to increasing account values resulting from significant stock market appreciation and new sales, particularly in Individual Annuity. Individual Life Insurance earnings increased $2, or 18%, as a result of strong sales and growing account values. Guaranteed Investment Contracts had no net income in the first quarter of 1998 or 1997, consistent with management's expectations.

SEGMENT RESULTS

The Company's reporting segments, which reflect the management structure of the Company, consist of Annuity, Individual Life Insurance, Employee Benefits, Guaranteed Investment Contracts and a Corporate Operation.


Below is a summary of net income by segment.


                                                            FIRST QUARTER ENDED
                                                                MARCH 31,
                                                            -------------------
                                                            1998           1997
                                                             ---            ---
ANNUITY                                                      $63            $43
INDIVIDUAL LIFE INSURANCE                                     13             11
EMPLOYEE BENEFITS                                              6              6
GUARANTEED INVESTMENT CONTRACTS                               --             --
CORPORATE OPERATION                                            1              3
                                                             ---            ---
   NET INCOME                                                $83            $63
                                                             ===            ===


The sections that follow analyze each segment's results.


ANNUITY


                                                       FIRST QUARTER ENDED
                                                             MARCH 31,
                                                       -------------------
                                                       1998           1997
                                                       ----           ----
REVENUES                                               $381           $280
EXPENSES                                                318            237
                                                       ----           ----
   NET INCOME                                          $ 63           $ 43
                                                       ====           ====


Revenues increased $101, or 36%, to $381 as of March 31, 1998 from $280 as of March 31, 1997. Individual Annuity revenues increased $90, or 50%, over the first quarter of 1997 primarily due to higher fee income earned on growth in individual variable annuity account values. Average individual variable annuity account values grew $16.9 billion, or 51%, to $50.2 billion as of March 31, 1998 from $33.3 billion as of March 31, 1997. This growth was the result of significant market appreciation as well as strong sales of $2.4 billion in the first quarter of 1998. Also, Group Annuity revenues increased $11, or 11%, as of March 31, 1998 as compared to March 31, 1997 due to higher net investment income resulting from growth in assets under management. Group Annuity average account values grew $2.0 billion, or 22%, to $11.1 billion as March 31, 1998 from $9.1 billion as of March 31, 1997 due to market appreciation and new deposits.

Expenses increased $81, or 34%, to $318 as of March 31, 1998 from $237 as of March 31, 1997. Benefits, claims and claim adjustment expenses increased $14 primarily due to increased interest credited on Individual Annuity general account values, which increased $1.3 billion, or 43%, to $4.2 billion at March 31, 1998 from $2.9 billion at March 31, 1997. Amortization of DPAC increased $20 as prior and current year sales remained strong. Also, other business expenses increased $37 as a result of the growth in this segment. However, operating expenses as a percentage of average account value declined from 1997 levels.

Annuity net income increased $20, or 47%, to $63 as of March 31, 1998 from $43 as of March 31, 1997 as a result of growing average account values discussed above and operating expense efficiencies.

INDIVIDUAL LIFE INSURANCE

                                                       FIRST QUARTER ENDED
                                                             MARCH 31,
                                                       -------------------
                                                       1998           1997
                                                       ----           ----
REVENUES                                               $128           $111
EXPENSES                                                115            100
                                                       ----           ----
   NET INCOME                                          $ 13           $ 11
                                                       ====           ====


Revenues increased $17, or 15%, to $128 as of March 31, 1998 from $111 as of March 31, 1997. This increase was primarily due to higher cost of insurance charges and other fee income earned on the Company's growing block of variable life insurance. Variable life average account values increased $540, or 84%, to $1.2 billion as of March 31, 1998 from $640 as of March 31, 1997 due to market appreciation and strong sales. Variable life product sales constituted 75%, or $24, of total Individual Life Insurance new sales in the first quarter of 1998, an increased of $9, or 60%, compared to the same period in 1997.

Expenses increased $15, or 15%, to $115 as of March 31, 1998 from $100 as of March 31, 1997. This increase was primarily the result of higher benefits, claims, and claim adjustment expenses of $20 due to the growth in this segment as well as increased mortality experience in the first quarter of 1998. Net income increased $2, or 18%, to $13 as of March 31, 1998 from $11 as of March 31, 1997.

EMPLOYEE BENEFITS

                                                       FIRST QUARTER ENDED
                                                            MARCH 31,
                                                       -------------------
                                                       1998           1997
                                                       ----           ----
REVENUES                                               $348           $179
EXPENSES                                                342            173
                                                       ----           ----
   NET INCOME                                          $  6           $  6
                                                       ====           ====

Revenues increased $169, or 94%, to $348 as of March 31, 1998 from $179 as of March 31, 1997. This was primarily due to COLI whose revenues increased $161, or 90%, for the first quarter of 1998 as compared to the first quarter of 1997. This increase was due to $80 of renewal premium on leveraged COLI as well as increased fee income of $78 related to new sales of variable COLI.

Expenses increased $169, or 98%, to $342 as of March 31, 1998 from $173 as of March 31, 1997. COLI expenses increased $160 primarily due to higher expenses associated with the first quarter 1998 increase in variable COLI sales and leveraged COLI renewal premium. Net income was consistent with the prior year results.

GUARANTEED INVESTMENT CONTRACTS

                                                        FIRST QUARTER ENDED
                                                              MARCH 31,
                                                        -------------------
                                                        1998           1997
                                                         ---            ---
REVENUES                                                 $52            $72
EXPENSES                                                  52             72
                                                         ---            ---
   NET INCOME                                            $--            $--
                                                         ===            ===


This segment reported no net income for the first quarter of 1998 and 1997 consistent with management's expectations that net income (loss) from Closed Book GRC in the years subsequent to 1996 will be immaterial based on the Company's current projections for the performance of the assets and liabilities associated with Closed Book GRC. However, no assurance can be given that, under certain unanticipated economic circumstances which result in the Company's assumptions being proven inaccurate, further losses in respect of Closed Book GRC will not occur in the future.

ACCOUNTING STANDARDS

For a discussion of accounting standards, see Note 1 of Notes to Condensed Consolidated Financial Statements


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

(a) Exhibits - See Exhibits Index

(b) Reports on Form 8-K - None

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               Hartford Life Insurance Company
                                               (Registrant)



                                               /s/ Mary Jane Fortin
                                               -------------------------------
                                               Mary Jane Fortin
                                               Chief Accounting Officer and
                                               Assistant Vice President




MAY 14, 1998

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                    FORM 10-Q
                                 EXHIBITS INDEX





EXHIBIT #                  DESCRIPTION

   27          Financial Data Schedule is filed herewith.