Form 10-Q
period 1998-06-30
HARTFORD LIFE INSURANCE CO
filed 1998-08-14
CIK 45947

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 1998

                                       OR

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

       Yes [X]      No[ ]

As of August 13, 1998 there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant, all of which were directly owned by Hartford Life and Accident Insurance Company.

The registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                                      INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS                                                PAGE

Condensed Consolidated Statements of Income - Second Quarter and
Six Months Ended June 30, 1998 and 1997                                      3

Condensed Consolidated Balance Sheets - June 30, 1998 and
December 31, 1997                                                            4

Condensed Consolidated Statements of Changes in Stockholder's Equity -
Six Months Ended June 30, 1998 and 1997                                      5

Condensed Consolidated Statements of Cash Flows - Six Months
Ended June 30, 1998 and 1997                                                 6

Notes to Condensed Consolidated Financial Statements                         7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                          8


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                  13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   13

Signature                                                                   14

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                      Second Quarter Ended       Six Months Ended
                                                             June 30,                June 30,
(IN MILLIONS)
                                                        1998         1997        1998         1997
                                                           (Unaudited)              (Unaudited)
REVENUES
Premiums and other considerations                       $ 383        $323       $   946        $  633
Net investment income                                     344         322           696           659
Net realized capital (losses) gains                        (6)        --             (6)            4
                                                        -----        ----       -------        ------
    TOTAL REVENUES                                        721         645         1,636         1,296
                                                        -----        ----       -------        ------

BENEFITS, CLAIMS AND EXPENSES
Benefits, claims and claim adjustment expenses            349         310           747           652
Amortization of deferred policy acquisition costs         115          91           209           172
Dividends to policyholders                                  9          18           116            72
Other insurance expenses                                  118         117           306           190
                                                        -----        ----       -------        ------
    TOTAL BENEFITS, CLAIMS AND EXPENSES                   591         536         1,378         1,086
                                                        -----        ----       -------        ------

      INCOME BEFORE INCOME TAX EXPENSE                    130         109           258           210
Income tax expense                                         45          35            90            73
                                                        -----        ----       -------        ------
    NET INCOME                                          $  85        $ 74       $   168        $  137
                                                        -----        ----       -------        ------


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                June 30,     December 31,
(In millions, except for share data)                                              1998          1997
                                                                                      (Unaudited)
ASSETS
   Investments
   Fixed maturities, available for sale, at fair value (amortized cost of
    $14,083 and $13,885)                                                        $ 14,496       $14,176
   Equity securities, at fair value                                                   99           180
   Policy loans, at outstanding balance                                            3,767         3,756
   Other investments, at cost                                                        239            47
                                                                                --------       -------
      Total investments                                                           18,601        18,159
   Cash                                                                               62            54
   Premiums and amounts receivable                                                    22            18
   Accrued investment income                                                         338           330
   Reinsurance recoverable                                                         5,925         6,114
   Deferred policy acquisition costs                                               3,573         3,315
   Deferred income tax                                                               391           348
   Other assets                                                                      169           352
   Separate account assets                                                        80,673        69,055
                                                                                --------       -------
      TOTAL ASSETS                                                              $109,754       $97,745
                                                                                --------       -------

LIABILITIES
   Future policy benefits                                                       $  3,240       $ 3,059
   Other policyholder funds                                                       20,950        21,034
   Other liabilities                                                               2,310         2,254
   Separate account liabilities                                                   80,673        69,055
                                                                                --------       -------
      TOTAL LIABILITIES                                                          107,173        95,402
                                                                                --------       -------


STOCKHOLDER'S EQUITY
   Common stock - authorized 1,000; issued and outstanding,
        par value $5,690                                                               6             6
   Capital surplus                                                                 1,045         1,045
   Accumulated other comprehensive income
           Net unrealized capital gains on securities, net of tax                    249           179
                                                                                --------       -------
       Total accumulated other comprehensive income                                  249           179
                                                                                --------       -------
   Retained earnings                                                               1,281         1,113
                                                                                --------       -------
      TOTAL STOCKHOLDER'S EQUITY                                                   2,581         2,343
                                                                                --------       -------
            TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                          $109,754       $97,745
                                                                                --------       -------











            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY


SIX MONTHS ENDED JUNE 30, 1998
                                                                    ACCUMULATED OTHER
                                                                      COMPREHENSIVE
                                                                          INCOME
                                                                   --------------------
                                                                         NET
                                                                      UNREALIZED
                                                                       CAPITAL                             TOTAL
                                            COMMON     CAPITAL         GAINS ON             RETAINED    STOCKHOLDER'S
(In millions) (Unaudited)                   STOCK      SURPLUS    SECURITIES, NET OF TAX    EARNINGS       EQUITY
-------------------------                   -----      -------    ----------------------    --------       ------
BALANCE, DECEMBER 31, 1997                  $    6     $  1,045          $   179           $   1,113      $   2,343
Comprehensive income
Net income                                       -            -                -                 168            168
                                                                                                          ---------
Other comprehensive income, net of tax (1):
Change in unrealized capital gains
 on securities (2)                               -            -               70                 -               70
                                                                                                          ---------
Total other comprehensive income                                                                                 70
                                                                                                          ---------
 Total comprehensive income                                                                                     238
                                            ------     --------          -------         ----------       ---------
BALANCE, JUNE 30, 1998                      $    6     $  1,045          $   249         $    1,281       $   2,581
                                            ======     ========          =======         ==========       =========


SIX MONTHS ENDED JUNE 30, 1997

                                                                    ACCUMULATED OTHER
                                                                      COMPREHENSIVE
                                                                          INCOME
                                                                   --------------------
                                                                         NET
                                                                      UNREALIZED
                                                                       CAPITAL                             TOTAL
                                            COMMON     CAPITAL         GAINS ON             RETAINED    STOCKHOLDER'S
(In millions) (Unaudited)                   STOCK      SURPLUS    SECURITIES, NET OF TAX    EARNINGS       EQUITY
-------------------------                   -----      -------    ----------------------    --------       ------
BALANCE, DECEMBER 31, 1997                  $    6     $  1,045          $    30           $    811      $    1,892
Comprehensive income
Net income                                       -            -                -                137             137
                                                                                                          ---------
Other comprehensive income, net of tax (1):
Change in unrealized capital gains
 on securities (2)                               -            -                3                  -               3
                                                                                                          ---------
Total other comprehensive income                                                                                  3
                                                                                                          ---------
 Total comprehensive income                                                                                     140
                                            ------     --------          -------         ----------       ---------
BALANCE, JUNE 30, 1998                      $    6     $  1,045          $    33         $      948       $   2,032
                                            ======     ========          =======         ==========       =========

(1) Unrealized gain on securities is reflected net of tax expense of $134 and $18 for June 30, 1998 and 1997, respectively.

(2) Net of reclassification adjustment for (losses) gains realized in net income of $(6) and $4 for June 30, 1998 and 1997, respectively.


            See Notes to Condensed Consolidated Financial Statements

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Six Months Ended
                                                                                          June 30,
                                                                                          --------
(In millions)                                                                      1998            1997
                                                                                   ----            ----
                                                                                        (Unaudited)
OPERATING ACTIVITIES
   Net income                                                                     $   168        $   137
ADJUSTMENTS TO NET INCOME:
   Depreciation and amortization                                                      (12)             9
   Net realized capital losses (gains)                                                  6             (4)
   (Increase) decrease in deferred income taxes                                       (83)             9
   Increase in deferred policy acquisition costs                                     (258)          (229)
   (Increase) decrease in premiums receivable and agents' balances                     (4)            92
   (Increase) decrease in accrued investment income                                    (8)            48
   Decrease in other assets                                                           129             41
   Decrease (increase) in reinsurance recoverables                                     20            (40)
   Increase in liabilities for future policy benefits                                 181            204
   (Decrease) increase in other liabilities                                          (147)           146
                                                                                  -------        -------
      CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES                                 (8)           413
                                                                                  -------        -------
INVESTING ACTIVITIES
   Purchases of fixed maturity investments                                         (3,287)        (3,801)
   Sales of fixed maturity investments                                              1,846          2,274
   Maturities and principal paydowns of fixed maturity investments                    979          1,343
   Net (purchases) sales of other investments                                         (86)           110
   Net sales of short-term investments                                                480            138
                                                                                  -------        -------
      CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES                                (68)            64
                                                                                  -------        -------
FINANCING ACTIVITIES
   Net receipts from (disbursements for) investment and universal life-type
      contracts credited to (charged against) policyholder accounts                    84           (443)
                                                                                  -------        -------
      CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                 84           (443)
                                                                                  -------        -------
   Increase in cash                                                                     8             34
   Cash - beginning of period                                                          54             43
                                                                                  -------        -------
      CASH - END OF PERIOD                                                        $    62        $    77
                                                                                  -------        -------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
NET CASH PAID DURING THE PERIOD FOR:
Income taxes                                                                      $   120        $   (12)


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   (DOLLAR AMOUNTS IN MILLIONS EXCEPT FOR SHARE DATA UNLESS OTHERWISE STATED)
                                   (UNAUDITED)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

(a)   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Hartford Life Insurance Company and subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, these statements include all adjustments which were normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented.

For a description of accounting policies, see Note 2 of Notes to Consolidated Financial Statements in the Company's 1997 Form 10-K Annual Report.

Certain reclassifications have been made to prior year financial information to conform to the current year classification of transactions and accounts.

(b)   CHANGES IN ACCOUNTING PRINCIPLES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The new standard establishes accounting and reporting guidance for derivative instruments, including certain derivative instruments embedded in other contracts. The standard requires, among other things, that all derivatives be carried on the balance sheet at fair value. The standard also specifies hedge accounting criteria under which a derivative can qualify for special accounting. In order to receive special accounting, the derivative instrument must qualify as either a hedge of the fair value or the variability of the cash flow of a qualified asset or liability. Special accounting for qualifying hedges provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of the corresponding changes in value of the hedged item. SFAS No. 133 will be effective for fiscal years beginning after June 15, 1999. Initial application for the Company will begin for the first quarter of the year 2000. The Company is currently in the process of quantifying the impact of SFAS No. 133.

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

Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of this statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income is the total of net income and all other nonowner changes in equity. Accordingly, the Company has reported comprehensive income in the Condensed Consolidated Statement of Changes in Stockholder's Equity.

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

The 26 million shares sold in the IPO represent approximately 18.6% of the equity ownership in Hartford Life and approximately 4.4% of the combined voting power of Hartford Life's Class A and Class B Common Stock. Hartford Financial Services Group, Inc., an indirect parent of Hartford Life, owns all of the 114 million outstanding shares of Class B Common Stock of Hartford Life, representing approximately 81.4% of the equity ownership in Hartford Life and approximately 95.6% of the combined voting power of Hartford Life's Class A and Class B Common Stock. Holders of Class A Common Stock generally have identical rights to the holders of Class B Common Stock except that the holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to five votes per share on all matters submitted to a vote of Hartford Life's stockholders.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

 (DOLLAR AMOUNTS IN MILLIONS UNLESS OTHERWISE STATED)

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") addresses the financial condition of the Company as of June 30, 1998, compared with December 31, 1997, and its results of operations for the second quarter and six months ended June 30, 1998 compared with the equivalent 1997 period. This discussion should be read in conjunction with the MD&A in the Company's 1997 Form 10-K Annual Report.

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

INDEX

Consolidated Results of Operations:  Operating Summary          8
Annuity                                                        10
Individual Life Insurance                                      11
Employee Benefits                                              11
Guaranteed Investment Contracts                                11
Regulatory Initiatives and Contingencies                       12
Accounting Standards                                           12
Other Matters                                                  12

CONSOLIDATED RESULTS OF OPERATIONS:  OPERATING SUMMARY

OPERATING SUMMARY     SECOND QUARTER ENDED      SIX MONTHS ENDED
                             JUNE 30,                JUNE 30,
                             --------                --------
                         1998       1997         1998         1997
                         ----       ----         ----         ----
REVENUES                 $721       $645       $1,636       $1,296
EXPENSES                  636        571        1,468        1,159
                         ----       ----       ------       ------
   NET INCOME            $ 85       $ 74       $  168       $  137
                         ====       ====       ======       ======

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

Revenues increased $76, or 12%, and $340, or 26%, for the second quarter and six months ended June 30, 1998, respectively, compared to the same periods in 1997. This increase was driven by the Annuity segment whose revenues increased $109, or 35%, and $210, or 36%, for the second quarter and six months ended June 30, 1998, respectively, compared to the equivalent periods in 1997. This increase was due to higher fee income earned on growing annuity account values where the average account value grew $16.8 billion, or 30%, to $72.1 billion at June 30, 1998 from $55.3 billion at June 30, 1997 due to market appreciation and new sales. Also, Individual Life Insurance revenues increased $11, or 9%, and $28, or 12%, for the second quarter and six months ended June 30, 1998, respectively, as compared to the same prior year periods due to increased cost of insurance charges and other fee income on the Company's growing block of variable life business. COLI revenues increased $154 for the six months ended June 30, 1998, primarily driven by first quarter 1998 activity, which was a result of renewal premium on leveraged COLI and increased fees associated with variable COLI sales, while revenues were consistent in the second quarter of 1998 as compared to the same period in prior year. Excluding COLI, revenues increased $83, or 16%, and $186, or 19%, for the second quarter and six months ended June 30, 1998, respectively, compared to the same prior year periods. Partially offsetting the increases discussed above was a decline of Closed Book GRC revenues of $24 and $44 for the second quarter and six months ended June 30, 1998, respectively, compared to the same periods in 1997.

Expenses increased $65, or 11%, and $309, or 27% for the second quarter and six months ended June 30, 1998, respectively, compared to equivalent periods in 1997. Annuity expenses grew $91, or 35%, and $172, or 35%, for the second quarter and six months ended June 30, 1998 compared to the same periods in the prior year primarily due to higher benefits, claims, and claim adjustment expenses as well as increased amortization of deferred policy acquisition costs and operating expenses directly related to the growth in this segment. Individual Life Insurance expenses increased $8 and $23 for the second quarter and six months ended June 30, 1998, primarily due to higher benefits, claims, and claim adjustment expenses, which is consistent with the growth in this block of business. COLI expenses, primarily driven by first quarter activity, increased $154 for the six months ended June 30, 1998 as a result of increased operating expenses associated with significant renewal premium and variable COLI sales and were consistent in the second quarter of 1998 as compared to the same period in 1997. Excluding COLI, expenses increased $71, or 16%, and $155, or 18%, for the second quarter and six months ended June 30, 1998, respectively, compared to equivalent periods in 1997. Partially offsetting the increases discussed above was a decline in expenses related to Closed Book GRC of $24 and $44 for the second quarter and six months ended June 30, 1998, respectively, as compared to the same prior year periods.

Net income increased $11, or 15%, and $31, or 23%, for the second quarter and six months ended June 30, 1998, respectively, compared to the same periods in 1997 primarily due to growth in the Annuity and the Individual Life Insurance segments. Annuity earnings increased $18, or 37%, and $38, or 41%, for the second quarter and six months ended June 30, 1998, respectively, compared to the same prior year periods due to higher fee income earned on increasing account values resulting from stock market appreciation and new sales, particularly in Individual Annuity. Individual Life Insurance earnings increased $3, or 25%, and $5, or 22%, for the second quarter and six months ended June 30, 1998, respectively, compared to equivalent periods in 1997 as a result of strong sales and increased account values. Guaranteed Investment Contracts had no net income for the second quarter or the six months ended June 30, 1998 or 1997, consistent with management's expectations.

SEGMENT RESULTS

The Company's reporting segments, which reflect the management structure of the Company, consist of Annuity, Individual Life Insurance, Employee Benefits, Guaranteed Investment Contracts and a Corporate Operation.


Below is a summary of net income by segment.

                                   SECOND QUARTER ENDED     SIX MONTHS ENDED
                                          JUNE 30,               JUNE 30,
                                      1998       1997        1998        1997
                                      ----       ----        ----        ----
ANNUITY                               $ 67        $49       $ 130        $ 92
INDIVIDUAL LIFE INSURANCE               15         12          28          23
EMPLOYEE BENEFITS                        6          7          12          13
GUARANTEED INVESTMENT CONTRACTS        --          --        --           --
CORPORATE OPERATION                     (3)         6          (2)          9
                                      ----        ---       -----        ----
    NET INCOME                        $ 85        $74       $ 168        $137
                                      ====        ===       =====        ====

The sections that follow analyze each segment's results.



                       SECOND QUARTER ENDED    SIX MONTHS ENDED
                             JUNE 30,              JUNE 30,
                         1998       1997       1998       1997
                         ----       ----       ----       ----
REVENUES                 $417       $308       $798       $588
EXPENSES                  350        259        668        496
                         ----       ----       ----       ----
   NET INCOME            $ 67       $ 49       $130       $ 92
                         ====       ====       ====       ====

Revenues for the second quarter and six months ended June 30, 1998 increased $109, or 35%, and $210, or 36%, respectively, compared to the same periods in 1997. This increase was driven by individual annuity revenues which increased $93, or 44%, and $183, or 47%, for the second quarter and six months ended June 30, 1998, respectively, as compared to the same prior year periods primarily due to higher fee income earned on growth in individual variable annuity account values. Average individual variable annuity account values grew $15.3 billion, or 42%, to $51.7 billion as of June 30, 1998 from $36.4 billion as of June 30, 1997. This growth was the result of market appreciation as well as strong variable annuity sales of $2.8 billion and $5.1 billion for the second quarter and six months ended June 30, 1998, respectively, as compared to sales of $2.3 billion and $4.7 billion for the second quarter and six months ended June 30, 1997, respectively. In addition, Group Annuity revenues increased $16, or 17%, and $27, or 14%, for the second quarter and six months ended June 30, 1998 primarily due to higher net investment income resulting from growth in assets under management. Group Annuity average account values grew $1.7 billion, or 19%, to $11.3 billion as of June 30, 1998 from $9.6 billion as of June 30, 1997 due to market appreciation and new deposits.

Expenses increased $91, or 35%, and $172, or 35%, for the second quarter and six months ended June 30, 1998, respectively, as compared to the same periods in 1997. Benefits, claims and claim adjustment expenses increased $48 and $62 for the second quarter and six months ended June 30, 1998, respectively, compared to the same prior year periods primarily due to increased interest credited on Individual Annuity general account values. Average Individual Annuity general account values increased $1.2 billion, or 40%, to $4.2 billion at June 30, 1998 from $3.0 billion at June 30, 1997. Amortization of deferred policy acquisition costs increased $18 and $38 for the second quarter and six months ended June 30, 1998, respectively, compared to prior year as prior and current year sales remained strong. In addition, for the second quarter and six months ended June 30, 1998, other business expenses increased $15 and $52, respectively, as a result of the continued growth in this segment.

Annuity net income increased $18, or 37%, and $38, or 41%, for the second quarter and six months ended June 30, 1998, respectively, compared to the equivalent periods in the prior year as a result of growing average account values discussed above and operating expense efficiencies.

INDIVIDUAL LIFE INSURANCE

                  SECOND QUARTER ENDED    SIX MONTHS ENDED
                        JUNE 30,              JUNE 30,
                        --------              --------
                    1998       1997       1998       1997
                    ----       ----       ----       ----
REVENUES            $136       $125       $264       $236
EXPENSES             121        113        236        213
                    ----       ----       ----       ----
   NET INCOME       $ 15       $ 12       $ 28       $ 23
                    ====       ====       ====       ====

Revenues for the second quarter and six months ended June 30, 1998 increased $11, or 9%, and $28, or 12%, respectively, as compared to the same period in 1997. This increase was primarily due to higher cost of insurance charges and other fee income earned on the Company's growing block of variable life insurance. Variable life average account values increased $516, or 72%, to $1.2 billion as of June 30, 1998 from $719 as of June 30, 1997 due to market appreciation and strong sales. Variable life product sales constituted $54, or 76%, of total Individual Life Insurance new sales as of June 30, 1998, an increase of $16, or 42%, compared to the same period in 1997.

Expenses increased $8, or 7%, and $23, or 11%, for the second quarter and six months ended June 30 1998, respectively, as compared to the equivalent periods of prior year. This increase was primarily the result of higher benefits, claims, and claim adjustment expenses of $4 and $24 for the second quarter and six months ended June 30, 1998, respectively, compared to the same periods in prior year due to the growth in this segment as well as increased mortality experience in 1998.

Net income increased $3, or 25%, and $5, or 22%, for the second quarter and six months ended June 30, 1998, respectively, compared to the same periods in 1997 as a result of strong sales and growing account values.

EMPLOYEE BENEFITS

                  SECOND QUARTER ENDED    SIX MONTHS ENDED
                        JUNE 30,              JUNE 30,
                        --------              --------
                    1998       1997       1998       1997
                    ----       ----       ----       ----
REVENUES            $130       $142       $478       $321
EXPENSES             124        135        466        308
                    ----       ----       ----       ----
   NET INCOME       $  6       $  7       $ 12       $ 13
                    ====       ====       ====       ====

Revenues decreased $12, or 8%, for the second quarter of 1998 as compared to the second quarter of 1997 as a result of a slight decline in account values related to leveraged COLI compared to the same period in 1997. Revenues increased $157, or 49%, as of June 30, 1998, compared to the same period in the prior year, as a result of renewal premium on leveraged COLI, as well as an increase in fee income related to new sales of variable COLI, which took place in the first quarter of 1998.

Expenses decreased $11, or 8% for the second quarter of 1998 as compared to the second quarter of 1997 due to the factors described above. Expenses increased $158, or 51%, as of June 30, 1998, compared to the equivalent periods in 1997, primarily due to higher expenses associated with variable COLI sales and leveraged COLI renewal premium in the first quarter of 1998. Net income was consistent with the prior year.

GUARANTEED INVESTMENT CONTRACTS

               SECOND QUARTER ENDED  SIX MONTHS ENDED
                     JUNE 30,            JUNE 30,
                     --------            --------
                 1998      1997      1998       1997
                 ----      ----      ----       ----
REVENUES          $38       $62       $90       $134
EXPENSES           38        62        90        134
                  ---       ---       ---       ----
   NET LOSS       $--       $--       $--       $--
                  ===       ===       ===       ====



This segment reported no net income for the second quarter and six months ended June 30, 1998 and 1997 consistent with management's expectations that net income from Closed Book GRC in the years subsequent to 1996 will be immaterial based on the Company's current projections for the performance of the assets and liabilities associated with Closed Book GRC. However, no assurance can be given that, under certain unanticipated economic circumstances which result in the Company's assumptions being proven inaccurate, further losses in respect of Closed Book GRC will not occur in the future.

REGULATORY INITIATIVES AND CONTINGENCIES

NAIC PROPOSALS

The National Association of Insurance Commissioners ("NAIC") adopted the Codification of Statutory Accounting Principles ("SAP") in March, 1998. The proposed effective date for the statutory accounting guidance is January 1, 2001. It is expected that the Company's domiciliary state will adopt SAP and the Company will make the necessary changes required for implementation. These changes are not anticipated to have a material impact on the statutory financial statements of the Company.

YEAR 2000

The Year 2000 issue relates to the ability or inability of computer systems to properly process information and data containing or related to dates beginning with the year 2000 and beyond. The Year 2000 issue exists because many computer systems that are in use today were developed years ago when a year was identified using a two-digit field rather than a four-digit field. As information and data containing or related to the century date are introduced to computer hardware, software and other systems, date sensitive systems may recognize the year 2000 as 1900, or not at all, which may result in computer systems processing information incorrectly. This, in turn, may significantly and adversely affect the integrity and reliability of information databases and may result in a wide variety of adverse consequences to a company. In addition, Year 2000 problems that occur with third parties with which a company does business, such as suppliers, computer vendors and others, may also adversely affect any given company.

As an insurance and financial services company, Hartford Life Insurance Company has thousands of individual and business customers that have insurance policies, annuities, mutual funds and other financial products from the Company. Nearly all of these policies and products contain date sensitive data, such as policy expiration dates, birth dates, premium payment dates, and the like. In addition, the Company has business relationships with numerous third parties that affect virtually all aspects of the Company's business, including, without limitation, suppliers, computer hardware and software vendors, insurance agents and brokers, securities broker-dealers and other distributors of financial products.

Beginning in 1990, the Company began working on making its computer systems Year 2000 ready, either by installing new programs or by replacing systems. In January 1998, the Company commenced a company-wide program to further identify, assess and remediate the impact of Year 2000 problems in all of the Company's business segments. The Company currently anticipates that this internal program will be substantially completed by the end of 1998, and testing of computer systems will continue through 1999. The costs of addressing the Year 2000 issue that have been incurred by the Company through the six months ended June 30, 1998 have not been material to the Company's financial condition or results of operations. The Company will continue to incur costs related to its Year 2000 efforts and does not anticipate that the costs to be incurred will be material to the Company's financial condition or results of operations.

In addition, as part of its Year 2000 program, the Company is identifying third parties with which it has significant business relations in order to attempt to assess the potential impact on the Company of their Year 2000 issues and remediation plans. The Company currently anticipates that it will substantially complete this evaluation by the end of 1998, and will conduct systems testing with certain third parties through 1999. The Company does not have control over these third parties and, as a result, the Company cannot currently determine to what extent future operating results may be adversely affected by the failure of these third parties to successfully address their Year 2000 issues.


ACCOUNTING STANDARDS

For a discussion of accounting standards, see Note 1 of Notes to Condensed Consolidated Financial Statements.

OTHER MATTERS

SUBSEQUENT EVENT

On July 7, 1998, Hartford Life, Inc. ("Hartford Life"), an indirect parent of the Company, announced that it will recapture an in-force block of COLI business from MBL Life Assurance Co. of New Jersey ("MBL Life"), as well as purchase the outstanding interest in International Corporate Marketing Group ("ICMG"), which is currently 60% owned by Hartford Life. The transaction is expected to close by early in the fourth quarter of 1998, subject to court approval. The transaction is being consummated through the assignment of a reinsurance arrangement between Hartford Life and MBL Life to the Company's direct parent, Hartford Life and Accident Insurance Company. Hartford Life originally assumed the life insurance block in 1992 from Mutual Benefit Life Insurance Company ("Mutual Benefit Life"), which was placed in court-supervised rehabilitation in 1991, and reinsured a portion of those polices back to MBL Life. MBL Life, previously a Mutual Benefit Life subsidiary, operates under the Rehabilitation Plan for Mutual Benefit Life. Hartford Life is now recapturing the reinsured portion of these policies ceded to MBL Life.

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



                                         Hartford Life Insurance Company
                                         (Registrant)



                                         /s/ Mary Jane Fortin
                                         ---------------------------------------
                                         Mary Jane Fortin
                                         Chief Accounting Officer and
                                         Assistant Vice President


AUGUST 13, 1998

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                    FORM 10-Q
                                 EXHIBITS INDEX


          EXHIBIT #                     DESCRIPTION
          ---------                     -----------

            27          Financial Data Schedule is filed herewith.