Form 10-Q
period 1998-09-30
HARTFORD LIFE INSURANCE CO
filed 1998-11-16
CIK 45947

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


   (Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For The Quarterly Period Ended September 30, 1998

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

     Yes [X]      No[  ]

   As of November 13, 1998 there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant, all of which were directly owned by Hartford Life and Accident Insurance Company.

   The registrant meets the conditions set forth in General Instruction H (1)
   (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                                      INDEX


            PART I.  FINANCIAL INFORMATION


                                                                                                 PAGE

            ITEM 1.  FINANCIAL STATEMENTS
            Condensed Consolidated Statements of Income - Third Quarter and
            Nine Months Ended September 30, 1998 and 1997                                          3

            Condensed Consolidated Balance Sheets - September 30, 1998 and December 31, 1997       4

            Condensed Consolidated Statements of Changes in Stockholder's Equity-
            Nine Months Ended September 30, 1998 and 1997                                          5

            Condensed Consolidated Statements of Cash Flows - Nine
            Months Ended September 30, 1998 and 1997                                               6

                       Notes to Condensed Consolidated Financial Statements                        7


            ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                                                    8


            PART II.  OTHER INFORMATION

            ITEM 1.  LEGAL PROCEEDINGS                                                            13

            ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                             13

            Signature                                                                             14

                          PART I. FINANCIAL INFORMATION

   ITEM 1.   FINANCIAL STATEMENTS


                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                               Third Quarter             Nine Months
                                                  Ended                     Ended
                                              September 30,             September 30,
     -----------------------------------------------------------------------------------
     (In millions) (Unaudited)
                                            1998       1997            1998      1997
     -----------------------------------------------------------------------------------
     REVENUES
     Premiums and other considerations    $   484   $    360        $  1,430  $      993
     Net investment income                    339        319           1,035         978
     Net realized capital (losses) gains        3          -              (3)          4
     -----------------------------------------------------------------------------------
       TOTAL REVENUES                         826        679           2,462       1,975
     ===================================================================================

     BENEFITS, CLAIMS AND EXPENSES
     Benefits, claims and claim
     adjustment expenses                      353        318           1,100         970
     Amortization of deferred policy
     acquisition costs                        119         80             328         252
     Dividends to policyholders                61         47             177         119
     Other insurance expenses                 155        105             461         295
     -----------------------------------------------------------------------------------
       TOTAL BENEFITS, CLAIMS AND
       EXPENSES                               688        550           2,066       1,636
     ===================================================================================

       INCOME BEFORE INCOME TAX
       EXPENSE                                138        129             396         339
     Income tax expense                        49         48             139         121
                                                          81
     -----------------------------------------------------------------------------------
       NET INCOME                         $    89   $     81        $    257   $     218
     ===================================================================================



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                      September 30,   December 31,
(In millions, except for share data)                                      1998           1997
-----------------------------------------------------------------------------------------------
                                                                       (Unaudited)
ASSETS
   Investments
   Fixed maturities, available for sale, at fair value
     (amortized cost of $13,771 and $13,885)                            $ 14,214       $ 14,176
   Equity securities, at fair value                                          114            180
   Policy loans, at outstanding balance                                    3,742          3,756
   Other investments, at cost                                                275             47
                                                                        --------       --------
         Total investments                                                18,345         18,159
   Cash                                                                       86             54
   Premiums and amounts receivable                                            22             18
   Accrued investment income                                                 330            330
   Reinsurance recoverables                                                5,903          6,114
   Deferred policy acquisition costs                                       3,674          3,315
   Deferred income tax                                                       376            348
   Other assets                                                              332            352
   Separate account assets                                                76,725         69,055
                                                                        --------       --------
         TOTAL ASSETS                                                   $105,793       $ 97,745
                                                                        ========       ========

LIABILITIES
   Future policy benefits                                               $  3,341       $  3,059
   Other policyholder funds                                               20,684         21,034
   Other liabilities                                                       2,331          2,254
   Separate account liabilities                                           76,725         69,055
                                                                        --------       --------
         TOTAL LIABILITIES                                               103,081         95,402
                                                                        ========       ========


STOCKHOLDER'S EQUITY
  Common stock - authorized, issued and outstanding 1,000,
    par value $5,690                                                           6              6
  Capital surplus                                                          1,045          1,045
  Accumulated other comprehensive income
           Net unrealized capital gains on securities, net of tax            291            179
                                                                        --------       --------
         Total accumulated other comprehensive income                        291            179
                                                                        --------       --------
   Retained earnings                                                       1,370          1,113
                                                                        --------       --------
         TOTAL STOCKHOLDER'S EQUITY                                        2,712          2,343
                                                                        ========       ========
               TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY               $105,793       $ 97,745
                                                                        ========       ========



                  SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY


           NINE MONTHS ENDED SEPTEMBER 30, 1998



                                                                                   ACCUMULATED
                                                                                      OTHER
                                                                                   COMPREHENSIVE
                                                                                     INCOME
                                                                                   ------------
                                                                                       NET
                                                                                    UNREALIZED
                                                                                     CAPITAL
                                                                                      GAINS
                                                                                        ON                     TOTAL
                                                          COMMON       CAPITAL       SECURITIES,  RETAINED  STOCKHOLDER'S
             (In millions)(Unaudited)                      STOCK       SURPLUS       NET OF TAX   EARNINGS     EQUITY
            ------------------------------------------------------------------------------------------------------------

            BALANCE, DECEMBER 31, 1997                     $   6        $  1,045     $    179     $  1,113      $ 2,343
            Comprehensive income
            Net income                                         -               -            -          257          257
                                                                                                                -------
            Other comprehensive income, net of tax (1):
               Changes in net unrealized capital gains
                 on securities (2)                             -               -          112            -          112
                                                                                                                -------
            Total other comprehensive income                                                                        112
                                                                                                                -------
               Total comprehensive income                                                                           369
           ------------------------------------------------------------------------------------------------------------
            BALANCE, SEPTEMBER 30, 1998                    $   6        $  1,045     $    291     $  1,370      $ 2,712
           ------------------------------------------------------------------------------------------------------------



           NINE MONTHS ENDED SEPTEMBER 30, 1997

                                                                                   ACCUMULATED
                                                                                      OTHER
                                                                                   COMPREHENSIVE
                                                                                     INCOME
                                                                                   ------------
                                                                                       NET
                                                                                    UNREALIZED
                                                                                     CAPITAL
                                                                                      GAINS
                                                                                        ON                     TOTAL
                                                          COMMON       CAPITAL       SECURITIES,  RETAINED  STOCKHOLDER'S
             (In millions)(Unaudited)                      STOCK       SURPLUS       NET OF TAX   EARNINGS     EQUITY
            --------------------------------------------------------------------------------------------------------

            BALANCE, DECEMBER 31, 1996                    $   6        $ 1,045       $      30    $  811     $ 1,892
            Comprehensive income
            Net income                                        -              -               -       218         218
                                                                                                             -------
            Other comprehensive income, net of tax (1):
             Changes in net unrealized capital gains
              on securities (2)                               -              -             105         -         105
                                                                                                             -------
            Total other comprehensive income                                                                     105
                                                                                                             -------
               Total comprehensive income                                                                        323
            --------------------------------------------------------------------------------------------------------
            BALANCE, SEPTEMBER 30, 1997                   $   6        $ 1,045       $     135    $ 1,029    $ 2,215
            --------------------------------------------------------------------------------------------------------


(1) Net unrealized gain on securities is reflected net of tax of $60 and $57 as of September 30, 1998 and 1997, respectively.

(2) Net of reclassification adjustment for (losses) gains realized in net income of $(2) and $3 for the nine months ended September 30, 1998 and 1997, respectively.



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  Nine Months Ended
                                                                    September 30,
                                                               --------------------
(In millions) (Unaudited)                                         1998        1997
-----------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                   $    257    $    218
ADJUSTMENTS TO NET INCOME:
  Depreciation and amortization                                     (15)          5
  Net realized capital losses (gains)                                 3          (4)
  Increase in deferred income taxes                                 (90)        (14)
  Increase in deferred policy acquisition costs                    (359)       (396)
  (Increase) decrease in premiums and amounts receivable             (4)          3
  Decrease in accrued investment income                               -          48
  Decrease in other assets                                           65         169
  Decrease (increase) in reinsurance recoverables                    39        (310)
  Increase in liability for future policy benefits                  282         650
  (Decrease) increase in other liabilities                          (55)        131
-----------------------------------------------------------------------------------
    CASH PROVIDED BY OPERATING ACTIVITIES                           123         500
-----------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Purchases of fixed maturity investments                        (4,530)     (4,628)
  Sales of fixed maturity investments                             2,848       3,039
  Maturities and principal paydowns of fixed maturity
     investments                                                  1,387       1,643
  Net (purchases) sales of other investments                        (89)         32
  Net sales (purchases) of short-term investments                   492         (70)
-----------------------------------------------------------------------------------
    CASH PROVIDED BY INVESTING ACTIVITIES                           108          16
-----------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Net disbursements for investment and universal life-type
     contracts charged against policyholder accounts               (199)       (506)
-----------------------------------------------------------------------------------
    CASH USED FOR FINANCING ACTIVITIES                             (199)       (506)
-----------------------------------------------------------------------------------
  Increase in cash                                                   32          10
  Cash - beginning of period                                         54          43
-----------------------------------------------------------------------------------
    CASH - END OF PERIOD                                       $     86    $     53
-----------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
NET CASH PAID DURING THE PERIOD FOR:
Income taxes                                                   $    241    $     31



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   (DOLLAR AMOUNTS IN MILLIONS EXCEPT FOR SHARE DATA UNLESS OTHERWISE STATED)
                                   (UNAUDITED)




NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

(a)   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Hartford Life Insurance Company and subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, these statements include all adjustments which were normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. For a description of significant accounting policies, see Note 2 of Notes to Consolidated Financial Statements in the Company's 1997 Form 10-K Annual Report.

(b)   CHANGES IN ACCOUNTING PRINCIPLES

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of this statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income is the total of net income and all other nonowner changes in equity. Accordingly, the Company has reported comprehensive income in the Condensed Consolidated Statement of Changes in Stockholder's Equity.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP provides guidance on accounting for the costs of internal use software and in determining whether the software is for internal use. The SOP defines internal use software as software that is acquired, internally developed, or modified solely to meet internal needs and identifies stages of software development and accounting for the related costs incurred during the stages. This statement is effective for fiscal years beginning after December 15, 1998 and is not expected to have a material impact on the Company's financial condition or results of operations.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The new standard establishes accounting and reporting guidance for derivative instruments, including certain derivative instruments embedded in other contracts. The standard requires, among other things, that all derivatives be carried on the balance sheet at fair value. The standard also specifies hedge accounting criteria under which a derivative can qualify for special accounting. In order to receive special accounting, the derivative instrument must qualify as either a hedge of the fair value or the variability of the cash flow of a qualified asset or liability. Special accounting for qualifying hedges provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of the corresponding changes in value of the hedged item. SFAS No. 133 will be effective for fiscal years beginning after June 15, 1999. Initial application for the Company will begin for the first quarter of the year 2000. The Company is currently in the process of quantifying the impact of SFAS No. 133.

In September 1998, the Securities and Exchange Commission stated that until the Emerging Issues Task Force (EITF) concludes its discussion regarding the accounting for combined structured notes, affected companies that entered into these notes prior to September 25, 1998 are required to either restate prior period financial statements to conform with the recently prescribed unit accounting model or disclose the related impact on earnings for all periods presented and cumulatively over the life of the instruments had the registrant accounted for the structure as a unit. Included in net income for the nine months ended September 30, 1998 was $32 of after-tax net realized capital losses and approximately $2 of after-tax net investment income related to a combined structured note transaction, which was accounted for in accordance with then current generally accepted accounting principles (GAAP). Had the transaction been accounted for as a unit, based upon recently prescribed GAAP for such types of transactions entered into after September 24, 1998, net income would have been approximately $2 lower for the third quarter and $30 higher for the nine months ended September 30, 1998.

NOTE 2.  INITIAL PUBLIC OFFERING (IPO)

On February 10, 1997, the Company's indirect parent, Hartford Life, Inc. (Hartford Life), filed a registration statement, as amended, with the Securities and Exchange Commission, relating to the IPO of Hartford Life's Class A Common Stock. Pursuant to the IPO on May 22, 1997, Hartford Life sold to the public 26 million shares at $28.25 per share and received proceeds, net of offering expenses, of $687. Of the proceeds, $527 was used to retire debt related to Hartford Life's promissory notes outstanding and line of credit. The remaining $160 was contributed by Hartford Life to Hartford Life and Accident Insurance Company, the Company's direct parent, to support growth in its core businesses.

The 26 million shares sold in the IPO represented approximately 18.6% of the equity ownership in Hartford Life and approximately 4.4% of the combined voting power of Hartford Life's Class A and Class B Common Stock. Hartford Financial Services Group, Inc., an indirect parent of Hartford Life, owns all of the 114 million outstanding shares of Class B Common Stock of Hartford Life, representing approximately 81.4% of the equity ownership in Hartford Life and approximately 95.6% of the combined voting power of Hartford Life's Class A and Class B Common Stock. Holders of Class A Common Stock generally have identical rights to the holders of Class B Common Stock except that the holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to five votes per share on all matters submitted to a vote of Hartford Life's stockholders.

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

(b) INVESTMENTS

As of September 30, 1998, the Company held $110 of asset-backed securities securitized and serviced by Commercial Finance Services, Inc. (CFS). In October 1998, the Company became aware of allegations of improper activities at CFS. CFS has engaged an independent accounting firm and outside legal counsel to investigate these allegations. Currently, these securities are performing in line with expectations. Based upon information available at this time, the Company is presently unable to determine the amount of potential loss, if any, related to the securities.



ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                    (DOLLAR AMOUNTS IN MILLIONS UNLESS OTHERWISE STATED)


Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the financial condition of the Company as of September 30, 1998, compared with December 31, 1997, and its results of operations for the third quarter and nine months ended September 30, 1998 compared with the equivalent 1997 periods. This discussion should be read in conjunction with the MD&A in the Company's 1997 Form 10-K Annual Report.

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

INDEX
Consolidated Results of Operations:  Operating Summary       9
Annuity                                                     10
Individual Life Insurance                                   11
Employee Benefits                                           11
Guaranteed Investment Contracts                             11
Regulatory Initiatives and Contingencies                    12
Accounting Standards                                        13
Other Matters                                               13



CONSOLIDATED RESULTS OF OPERATIONS:  OPERATING SUMMARY

OPERATING SUMMARY    THIRD QUARTER ENDED       NINE MONTHS ENDED
                       SEPTEMBER 30,             SEPTEMBER 30,
                    ---------------------------------------------
                     1998         1997         1998         1997
                    ---------------------------------------------
REVENUES            $  826       $  679       $2,462       $1,975
EXPENSES               737          598        2,205        1,757
                    ------       ------       ------       ------
   NET INCOME       $   89       $   81       $  257       $  218
                    ======       ======       ======       ======


The Company's insurance business operates in three principal segments: Annuity, Individual Life Insurance, and Employee Benefits as well as a Guaranteed Investments Contracts segment, which is primarily comprised of business written prior to 1995. The Company also maintains a Corporate operation through which it reports items that are not directly allocable to any of its business segments.

The Annuity segment focuses on the savings and retirement needs of the growing number of individuals who are preparing for retirement or have already retired. This segment consists of two areas of operation: Individual Annuity and Group Annuity. The variety of products sold within this segment reflects the diverse nature of the market. These include, in the Individual Annuity area, individual variable annuities, fixed market value adjusted (MVA) annuities, and mutual funds; and in the Group Annuity area, deferred compensation and retirement plan services for municipal governments and corporations, structured settlement contracts and other special purpose annuity contracts, and investment management contracts. The Individual Life Insurance segment, which focuses on the high end estate and business planning markets, sells a variety of life insurance products, including variable life and universal life insurance. The Employee Benefits segment consists of two areas of operation: Group Insurance and Specialty Insurance. Through Group Insurance, the Company offers products such as group life insurance, group short- and long-term disability and accidental death and dismemberment. Substantially all of the Group Insurance business directly written by the Company is ceded to its direct parent, Hartford Life and Accident Insurance Company. Specialty Insurance primarily consists of the Company's corporate owned life insurance (COLI) business. The Guaranteed Investment Contracts segment consists of guaranteed rate contract (GRC) business that is supported by assets held in either the Company's general account or a guaranteed separate account and includes a closed block of guaranteed rate contracts (Closed Book GRC). The Company decided in 1995, after a thorough review of its GRC business, that it would significantly de-emphasize general account GRC, choosing to focus its distribution efforts on other products sold through other divisions. Management expects no material income or loss from the Guaranteed Investment Contracts segment in the future.

Revenues increased $147, or 22%, and $487, or 25%, for the third quarter and nine months ended September 30 1998, respectively, compared to the equivalent 1997 periods. This increase was driven by higher fee income earned on growth in separate account assets primarily related to the Annuity and Individual Life Insurance segments, revenue growth due to new sales and renewals in the Employee Benefits segment, as well as higher net investment income, partially offset by decreasing revenues related to the declining block of Closed Book GRC. For a discussion of combined structured note transactions and investment contingencies see Notes 1 (b) and 3 (b), respectively, of Notes to Condensed Consolidated Financial Statements.

Expenses increased $139, or 23%, and $448, or 25%, for the third quarter and nine months ended September 30, 1998, respectively, compared to the same prior year periods. This increase was due to higher benefits, claims, and claim adjustment expenses, increased amortization of deferred policy acquisition costs and increased operating expenses primarily related to growth in the Company's principal operating segments.

Net income increased $8, or 10%, and $39, or 18%, for the third quarter and nine months ended September 30, 1998, respectively, as compared to the same periods in 1997 primarily due to revenue growth in both the Annuity and Individual Life Insurance segments. These increases were partially offset by a decrease in Employee Benefits earnings as a result of COLI.

SEGMENT RESULTS

The Company's reporting segments consist of Annuity, Individual Life Insurance, Employee Benefits, Guaranteed Investment Contracts and a Corporate Operation.

Below is a summary of net income (loss) by segment.


                                      THIRD QUARTER ENDED     NINE MONTHS ENDED
                                         SEPTEMBER 30,          SEPTEMBER 30,
                                      ------------------------------------------
                                       1998       1997        1998         1997
                                      ------------------------------------------
ANNUITY                               $  67       $  56       $ 197        $ 148
INDIVIDUAL LIFE INSURANCE                16          15          44           38
EMPLOYEE BENEFITS                         6           8          18           23
GUARANTEED INVESTMENT CONTRACTS          --          --          --           --
CORPORATE OPERATION                      --           2          (2)           9
                                      -----       -----       -----        -----
    NET INCOME                        $  89       $  81       $ 257        $ 218
                                      =====       =====       =====        =====


The sections that follow analyze each segment's results.



ANNUITY

                    THIRD QUARTER ENDED         NINE MONTHS ENDED
                      SEPTEMBER 30,               SEPTEMBER 30,
                    ---------------------------------------------
                     1998         1997         1998         1997
                    ---------------------------------------------
REVENUES            $  410       $  336       $1,208       $  924
EXPENSES               343          280        1,011          776
                    ------       ------       ------       ------
   NET INCOME       $   67       $   56       $  197       $  148
                    ======       ======       ======       ======


Revenues for the third quarter and nine months ended September 30, 1998 increased $74, or 22%, and $284, or 31%, respectively, compared to the equivalent prior year periods. This increase was driven by Individual Annuity revenues which increased $72, or 31%, and $255, or 41%, for the third quarter and nine months ended September 30, 1998, respectively, as compared to the same periods in 1997 primarily due to higher fee income earned on growth in individual variable annuity account values. Despite the fact that the equity market did not experience significant appreciation during the third quarter of 1998, the segment's assets under management have increased from prior year levels. Average individual variable annuity account values grew $11.0 billion, or 29%, to $49.7 billion as of September 30, 1998 from $38.7 billion as of September 30, 1997. This growth was the result of strong individual variable annuity sales of $2.4 billion and $7.6 billion for the third quarter and nine months ended September 30, 1998, respectively, compared to sales of $2.5 billion and $7.2 billion for the third quarter and nine months ended September 30, 1997, respectively. In addition, Group Annuity revenues increased $2, or 2%, and $29, or 10%, for the third quarter and nine months ended September 30, 1998, respectively, over the equivalent prior periods, primarily due to higher fee income and net investment income resulting from growth in assets under management. Group Annuity average total account values grew $1.3 billion, or 13%, to $11.1 billion as of September 30, 1998 from $9.8 billion as of September 30, 1997, due to new deposits.

Expenses increased $63, or 23%, and $235, or 30%, for the third quarter and nine months ended September 30, 1998, respectively, as compared to the same prior year periods. Benefits, claims and claim adjustment expenses increased $6 and $68 for the third quarter and nine months ended September 30, 1998, respectively, compared to the same periods in 1997 primarily due to increased interest credited on Individual Annuity general account values. Average Individual Annuity general account values increased $975, or 31%, to $4.1 billion at September 30, 1998 from $3.1 billion at September 30, 1997. Amortization of deferred policy acquisition costs increased $26 and $64 for the third quarter and nine months ended September 30, 1998, respectively, compared to the same periods in 1997 as prior and current year sales remained strong. In addition, for the third quarter and nine months ended September 30, 1998, other business expenses increased $23 and $75, respectively, compared to prior year periods, as a result of the continued growth in this segment.

Annuity net income increased $11, or 20%, and $49, or 33%, for the third quarter and nine months ended September 30, 1998, respectively, as compared to the same prior year periods as a result of revenue growth and continued operating efficiencies.

INDIVIDUAL LIFE INSURANCE

                           THIRD QUARTER ENDED   NINE MONTHS ENDED
                               SEPTEMBER 30,       SEPTEMBER 30,
                            -------------------------------------
                            1998       1997       1998       1997
                            -------------------------------------
REVENUES                    $137       $122       $401       $358
EXPENSES                     121        107        357        320
                            ----       ----       ----       ----
   NET INCOME               $ 16       $ 15       $ 44       $ 38
                            ====       ====       ====       ====


Revenues for the third quarter and nine months ended September 30, 1998 increased $15, or 12%, and $43, or 12%, respectively, as compared to the equivalent periods in 1997. This increase was primarily due to higher cost of insurance charges and other fee income earned on the Company's growing block of variable life insurance. Variable life average account values increased $447, or 57%, to $1.2 billion as of September 30, 1998 from $786 as of September 30, 1997 due to strong sales. Variable life product sales constituted $82, or 75%, of total Individual Life Insurance new sales as of September 30, 1998, an increase of $21, or 34%, compared to the same period in 1997.

Expenses increased $14, or 13%, and $37, or 12%, for the third quarter and nine months ended September 30, 1998, respectively, as compared to the equivalent period in 1997. This increase was primarily the result of higher benefits, claims, and claim adjustment expenses and amortization of deferred acquisition costs associated with the growth in this segment as well as increased mortality experience during 1998.

Net income increased $1, or 7%, and $6, or 16%, for the third quarter and nine months ended September 30, 1998, respectively, as compared to the same period in 1997 as a result of strong sales and revenue growth.

EMPLOYEE BENEFITS

                    THIRD QUARTER ENDED  NINE MONTHS ENDED
                       SEPTEMBER 30,       SEPTEMBER 30,
                    -------------------------------------
                    1998       1997       1998       1997
                    -------------------------------------
REVENUES            $219       $150       $697       $471
EXPENSES             213        142        679        448
                    ----       ----       ----       ----
   NET INCOME       $  6       $  8       $ 18       $ 23
                    ====       ====       ====       ====



Revenues increased $69, or 46%, and $226, or 48%, for the third quarter and nine months ended September 30, 1998, respectively, as compared to the same periods in 1997, as a result of an increase in fee income related to new sales of variable COLI, and renewal premium on leveraged COLI. Expenses increased $71, or 50%, and $231, or 52%, for the third quarter and nine months ended September 30, 1998, respectively, as compared to the same prior year periods, due to higher expenses associated with variable COLI sales and leveraged COLI renewal premium. Net income decreased $2, or 25%, and $5, or 22%, for the third quarter and nine months ended September 30, 1998, respectively, as compared to the same prior periods in 1997.


GUARANTEED INVESTMENT CONTRACTS

                THIRD QUARTER ENDED    NINE MONTHS ENDED
                   SEPTEMBER 30,         SEPTEMBER 30,
                  -------------------------------------
                  1998       1997       1998       1997
                  -------------------------------------
REVENUES          $ 35       $ 62       $125       $196
EXPENSES            35         62        125        196
                  ----       ----       ----       ----
   NET LOSS       $ --       $ --       $ --       $ --
                  ====       ====       ====       ====


This segment reported no net income for the third quarter and nine months ended September 30, 1998 and 1997 consistent with management's expectations that net income from Closed Book GRC in the years subsequent to 1996 will be immaterial based on the Company's current projections for the performance of the assets and liabilities associated with Closed Book GRC. However, no assurance can be given that, under certain unanticipated economic circumstances which result in the Company's assumptions being proven inaccurate, further losses in respect of Closed Book GRC will not occur in the future.

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

YEAR 2000

IN GENERAL

The Year 2000 issue relates to the ability or inability of computer hardware, software and other information technology (IT) systems, as well as non-IT systems, such as equipment and machinery with imbedded chips and microprocessors, to properly process information and data containing or related to dates beginning with the year 2000 and beyond. The Year 2000 issue exists because, historically, many IT and non-IT systems that are in use today were developed years ago when a year was identified using a two-digit date field rather than a four-digit date field. As information and data containing or related to the century date are introduced to date sensitive systems, these systems may recognize the year 2000 as "1900", or not at all, which may result in systems processing information incorrectly. This, in turn, may significantly and adversely affect the integrity and reliability of information databases of IT systems, may cause the malfunctioning of certain non-IT systems, and may result in a wide variety of adverse consequences to a company. In addition, Year 2000 problems that occur with third parties with which a company does business, such as suppliers, computer vendors, distributors and others, may also adversely affect any given company.

The integrity and reliability of the Company's IT systems, as well as the reliability of its non-IT systems, are integral aspects of the Company's business. The Company has thousands of individual and business customers that have insurance policies, annuities, mutual funds and other financial products of the Company. Nearly all of these policies and products contain date sensitive data, such as policy expiration dates, birth dates, premium payment dates, and the like. In addition, various IT systems support communications and other systems that integrate the Company's various business segments and field offices. The Company also has business relationships with numerous third parties that affect virtually all aspects of the Company's business, including, without limitation, suppliers, computer hardware and software vendors, insurance agents and brokers, securities broker-dealers and other distributors of financial products, many of which provide date sensitive data to the Company, and whose operations are important to the Company's business.

INTERNAL YEAR 2000 EFFORTS AND TIMETABLE

Beginning in 1990, the Company began working on making its IT systems Year 2000 ready, either through installing new programs or replacing systems. Since January 1998, the Company's Year 2000 efforts have focused on the remaining Year 2000 issues related to IT and non-IT systems in all of the Company's business segments. These Year 2000 efforts include the following five main initiatives:
(1) identifying and assessing Year 2000 issues; (2) taking actions to remediate IT and non-IT systems so that they are Year 2000 ready; (3) testing and certifying IT and non-IT systems as Year 2000 ready; (4) deploying such remediated and tested systems back into their respective production environments; and (5) conducting internal and external integrated testing of such systems. The Company currently anticipates that initiatives (1) through (4) of its internal Year 2000 efforts will be substantially complete by the end of 1998, and that initiative (5) testing will begin in early 1999 and continue through the end of 1999.

THIRD PARTY YEAR 2000 EFFORTS AND TIMETABLE

The Company's Year 2000 efforts include assessing the potential impact on the Company of third Year 2000 readiness. The Company's third party Year 2000 efforts include the following three main initiatives: (1) identifying third parties which have significant business relationships with the Company and inquiring of such third parties regarding their Year 2000 readiness; (2) evaluating such third parties' responses to the Company's inquiries; and (3) based on the evaluation of third party responses and the significance of the business relationship, conducting additional activities with third parties as determined to be necessary in each case, which activities may include integrated IT systems testing. The Company has completed the first third party initiative and is in the process of evaluating third party responses received. The Company currently anticipates that it will substantially complete the response evaluation in early 1999 and that it will conduct the additional activities described in initiative (3) beginning in early 1999 and continue through the end of 1999 as necessary. However, notwithstanding these third party Year 2000 efforts, the Company does not have control over these third parties and, as a result, the Company cannot currently determine to what extent future operating results may be adversely affected by the failure of these third parties to adequately address their Year 2000 issues.

YEAR 2000 COSTS

The costs of the Company's Year 2000 program that have been incurred through the year ended December 31, 1997 have not been material to the Company's financial condition or results of operations. Management estimates that after-tax costs related to the Year 2000 program to be incurred in 1998 and 1999 will be $4 in total, of which approximately $2 has been incurred as of September 30, 1998. These costs are being expensed as incurred and have not had, and are not currently expected to have, a material impact on Hartford Life's financial condition or results of operations.

RISKS AND CONTINGENCY PLANS

If significant Year 2000 problems arise, including problems arising with third parties, failures of IT and non-IT systems could occur, which in turn could result in substantial interruptions in the Company's business. Given the uncertain nature of Year 2000 problems that may arise, especially those related to the readiness of third parties discussed above, the Company cannot determine at this time whether the consequences of Year 2000 related problems that could arise will have a material impact on the Company's financial condition or results of operations.

The Company is in the process of developing certain contingency plans so that if, despite its Year 2000 efforts, Year 2000 problems ultimately arise, the impact of such problems may be minimized. These contingency plans are being developed based on, among other things, known or reasonably anticipated circumstances and potential vulnerabilities. The contingency planning also includes assessing the dependency of the Company's business on third parties and their Year 2000 readiness. The Company currently anticipates that internal and external contingency plans will be substantially complete by the end of the second quarter of 1999. However, in many contexts, Year 2000 issues are dynamic, and ongoing assessments of business functions, vulnerabilities and risks must be made. As such, new contingency plans may be needed in the future and/or then existing plans may need to be modified as circumstances warrant.

ACCOUNTING STANDARDS

For a discussion of accounting standards, see Note 1 of Notes to Condensed Consolidated Financial Statements.

OTHER MATTERS

SUBSEQUENT EVENT

On November 10, 1998, Hartford Life, Inc. (Hartford Life), an indirect parent of the Company, recaptured an in-force block of COLI business from MBL Life Assurance Co. of New Jersey (MBL Life), as well as purchased the outstanding interest in International Corporate Marketing Group (ICMG), which was previously 40% owned by MBL Life. The transaction was consummated through the assignment of a reinsurance arrangement between Hartford Life and MBL Life to a Hartford Life subsidiary. Hartford Life originally assumed the life insurance block in 1992 from Mutual Benefit Life Insurance Company (Mutual Benefit Life), which was placed in court-supervised rehabilitation in 1991, and reinsured a portion of those polices back to MBL Life. MBL Life, previously a Mutual Benefit Life subsidiary, operates under the Rehabilitation Plan for Mutual Benefit Life.


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



                                       Hartford Life Insurance Company
                                       (Registrant)



                                       /s/ Mary Jane Fortin
                                       ----------------------------------
                                       Mary Jane Fortin
                                       Chief Accounting Officer and
                                       Assistant Vice President




NOVEMBER 13, 1998

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                    FORM 10-Q
                                 EXHIBITS INDEX





     EXHIBIT #                              DESCRIPTION
     ---------                              -----------

       27                     Financial Data Schedule is filed herewith.