Form 10-K
period 1998-12-31
HARTFORD LIFE INSURANCE CO
filed 1999-03-31
CIK 45947

                                    FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1998

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


                                 (860) 525-8555
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

As of March 30, 1999, there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant, all of which were directly owned by Hartford Life and Accident Insurance Company.

The registrant meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES





                                    CONTENTS


            ITEM    DESCRIPTION                                                             PAGE
PART I        1     Business of Hartford Life Insurance Company*                              3
              2     Properties*                                                               9
              3     Legal Proceedings                                                        10
              4     **

PART II       5     Market for Hartford Life Insurance Company's Common Stock and
                    Related Stockholder Matters                                              10
              6     **
              7     Management's Discussion and Analysis of Financial Condition and
                    Results of Operations*                                                   11
             7A     Quantitative and Qualitative Disclosures About Market Risk               23
              8     Financial Statements and Supplementary Data                              23
              9     Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure                                                 23

PART III     10     **
             11     **
             12     **
             13     **

PART IV      14     Exhibits, Financial Statements, Schedules and Reports on Form 8-K        23
                    Signatures                                                              II-1
                    Exhibits Index                                                          II-2



* Item prepared in accordance with General Instruction I(2) of Form 10-K ** Item omitted in accordance with General Instruction I(2) of Form 10-K

PART I

ITEM 1.  BUSINESS OF HARTFORD LIFE INSURANCE COMPANY

(Dollar amounts in millions, except for share data, unless otherwise stated)

GENERAL

Hartford Life Insurance Company and its subsidiaries ("Hartford Life Insurance Company" or the "Company"), is a direct subsidiary of Hartford Life and Accident Insurance Company (HLA), a wholly-owned subsidiary of Hartford Life, Inc. (Hartford Life). The Company and its subsidiaries, together with HLA, provide
(i) investment products, such as annuities, including individual variable annuities and fixed market value adjusted (MVA) annuities, deferred compensation and retirement plan services and mutual funds for the savings and retirement needs of over 1 million customers, (ii) life insurance for income protection and estate planning to approximately 500,000 customers, (iii) employee benefits products such as group life and group disability insurance for the benefit of millions of individuals that is directly written by the Company and is substantially ceded to its parent, HLA, and (iv) corporate owned life insurance. According to the latest publicly available data, with respect to the United States, the Company, along with its parent, is the largest writer of individual variable annuities based on sales for the year ended December 31, 1998; as well as, the second largest writer of group disability insurance and the third largest writer of group life insurance both based on premiums written for the nine months ended September 30, 1998. The Company's strong position in each of its core businesses provides an opportunity to increase the sale of Hartford Life Insurance Company's products and services as individuals increasingly save and plan for retirement, protect themselves and their families against disability or death and prepare their estates for an efficient transfer of wealth between generations.

Hartford Life Insurance Company strives to maintain and enhance its position as a market leader within the financial services industry. The Company has pursued a strategy of developing and selling diverse and innovative products through multiple distribution channels, continuously developing and expanding those distribution channels, achieving cost efficiencies through economies of scale and improved technology, maintaining effective risk management and prudent underwriting techniques and capitalizing on its brand name and customer recognition of The Hartford Stag Logo, one of the most recognized symbols in the financial services industry. In the past year, the Company's total assets increased 21% to $118.3 billion and total stockholder's equity was $2.7 billion as of December 31, 1998. In addition, the Company generated $4.0 billion in revenues and $350 in net income in 1998. The Company's return on shareholder's equity, excluding net unrealized capital gains on securities, was 15.0% in 1998.

ORGANIZATION

Hartford Life Insurance Company, a Connecticut corporation, was organized in 1902. The Company's indirect parent, Hartford Life, is a direct subsidiary of Hartford Accident and Indemnity Company (HA&I), an indirect subsidiary of The Hartford Financial Services Group, Inc. (The Hartford). Pursuant to an initial public offering (the "IPO") on May 22, 1997, Hartford Life sold 26 million shares of Class A Common Stock at $28.25 per share and received proceeds, net of offering expenses, of $687. Of the proceeds, $527 was used to retire debt related to Hartford Life's outstanding promissory notes and line of credit with the remaining $160 contributed by Hartford Life to HLA to support growth in its core businesses. Hartford Life became a publicly traded company upon the sale of 26 million shares representing approximately 18.6% of the equity ownership in Hartford Life.

DISTRIBUTION

Hartford Life Insurance Company utilizes a multiple channel distribution network which provides a distinct competitive advantage in selling products and services to a broad cross-section of customers throughout varying economic and market cycles. In particular, the Company has developed an extensive network of banks and broker-dealers, which is one of the largest in the industry, including over 1,350 national and regional broker-dealers and approximately 450 banks. Consistent with this strategy, in August 1998, the Company's parent, HLA, purchased all of the outstanding shares of PLANCO Financial Services, Inc. and its affiliate, PLANCO, Incorporated (collectively, "PLANCO"), the nation's largest wholesaler of individual annuities and the Company's primary wholesale distributor of its Director(R) variable annuity (the number one selling retail variable annuity in the United States) and retail mutual funds, thus securing an important distribution channel. This broad network has enabled the Company to introduce new products and services in an effective manner and allows the Company significant opportunity to access its customer base. Hartford Life Insurance Company sells variable annuities, mutual funds, fixed MVA annuities, variable life insurance and retirement plan services through its broker-dealer and bank distribution systems.

PRODUCTS

Hartford Life Insurance Company provides its customers an innovative and diverse mix of products and services directed at serving people's needs throughout the different stages of their lives and during varying economic cycles. The Company offers a variety of products including variable annuities, retail mutual funds, individual life insurance and group life and disability insurance. The Company regularly introduces new and innovative products and services to the market.

CUSTOMER SERVICE, TECHNOLOGY AND ECONOMIES OF SCALE

Hartford Life Insurance Company maintains advantageous economies of scale and operating efficiencies due to its continued growth, attention to expense management and commitment to customer service and technology. These advantages allow the Company to competitively price its products for its distribution network and policyholders. The Company has achieved operating efficiencies as expenses associated with its individual annuity products as a percentage of total individual annuity account value continue to decline from prior year levels. In addition, the Company utilizes computer technology to enhance communications within the Company and throughout its distribution network in order to improve the Company's efficiency in marketing, selling and servicing its products; and, as a result, provides high-quality customer service. In recognition of excellence in customer service for variable annuities the Company, along with its parent, and Putnam Financial Services, Inc. (Putnam) have been awarded the Annuity Service Award by DALBAR Inc., a recognized independent financial services research organization, for three consecutive years. Additional information related to Hartford Life Insurance Company's technology in respect of Year 2000 issues may be found in the Regulatory Initiatives and Contingencies section of the Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

RISK MANAGEMENT

Hartford Life Insurance Company's product designs, prudent underwriting standards and risk management techniques protect it against disintermediation risk and greater than expected mortality and morbidity experience. As of December 31, 1998, the Company had limited exposure to disintermediation risk on approximately 99% of its insurance liabilities through the use of non-guaranteed separate accounts, MVA features, policy loans, surrender charges and non-surrenderability provisions. With respect to the Company's individual annuities, 97% of the related total account value was subject to surrender charges as of December 31, 1998. The Company effectively utilizes prudent underwriting to select and price insurance risks and regularly monitors mortality assumptions to determine if experience remains consistent with these assumptions and to ensure that its product pricing remains appropriate.

BRAND NAME AND FINANCIAL STRENGTH

The Hartford Stag Logo is one of the most recognized symbols in the insurance and financial services industry. This brand recognition, coupled with a strong balance sheet and sound ratings, has enabled the Company to establish the reputation and financial strength necessary to maintain distribution relationships, make strategic acquisitions and enhance important alliances, and generate new customer sales. Pursuant to a Master Intercompany Agreement with The Hartford, the Company, along with its parent, has been granted a perpetual non-exclusive license to use the Stag Logo in connection with the sale of Hartford Life Insurance Company's products and services. However, in the event that The Hartford reduces its beneficial ownership below 50% of the combined voting power of the Company's then outstanding securities, the license may be revoked upon the later of the fifth anniversary of the date of consummation of Hartford Life's IPO of its Class A Common Stock or one year after receipt by the Company of written notice of The Hartford's intention to revoke the license.

REPORTING SEGMENTS

Hartford Life Insurance Company has the following reportable operating segments:
Investment Products, Individual Life and Corporate Owned Life Insurance (COLI). The Company includes in "Other" corporate items not directly allocable to any of its reportable segments as well as certain employee benefits including group life and disability insurance that is directly written by the Company and is substantially ceded to its parent, HLA. The following is a description of each segment, including a discussion of principal products, methods of distribution and competitive environments. Additional information on Hartford Life Insurance Company's segments may be found in the MD&A on pages 11 to 23 and Note 13 of Notes to Consolidated Financial Statements.

INVESTMENT PRODUCTS

The Investment Products segment focuses on the savings and retirement needs of the growing number of individuals who are preparing for retirement or have already retired through the sale of individual annuities and other investment products. The individual annuity products offered include individual variable annuities, fixed MVA annuities and fixed and variable immediate annuities. The other investment products offered include deferred compensation and retirement plan services for municipal governments, teachers, hospitals and corporations; structured settlement contracts and other special purpose annuity contracts; investment management services, and mutual funds. From 1994 to 1998 this segment's separate account assets grew to $74.5 billion from $21.4 billion, a compounded annual growth rate of 37%. This growth has been driven primarily by strong net cash flow of individual variable annuities, the result of a high volume of sales and favorable persistency, as well as significant market appreciation in the separate accounts of the Company's individual and group variable annuities. Investment Products generated revenues of $1.8 billion and $1.5 billion in 1998 and 1997, respectively. Net income in the Investment Products segment was $270 in 1998, a 31% increase over 1997.

The Company is the market leader in the annuity industry and was the number one writer of individual variable annuities for the years ended December 31, 1998 and 1997, with total individual annuity sales of $10.0 billion and $10.2 billion, respectively. The Company sells both variable and fixed individual annuity products, through a wide distribution network of national and regional broker-dealer organizations, banks and other financial institutions and independent financial advisors. Individual variable annuity sales were $9.9 billion and $9.7 billion in 1998 and 1997, respectively. The Company was ranked the number one writer of individual variable annuities in the United States for 1998 according to Variable Annuity and Research Data Service (VARDS) and the number one seller of individual variable annuities through banks, according to Kenneth Kehrer and Associates.

The Company's total account value related to individual annuity products was $70.8 billion as of December 31, 1998. Of the total account value, $62.2 billion, or 88%, related to individual variable annuity products and $8.6 billion, or 12%, related primarily to fixed MVA annuity products.

The Company is among the top providers of retirement products and services, including asset management and plan administration, to municipalities pursuant to Section 457 and plans to corporations under Section 401(k) of the Internal Revenue Code of 1986, as amended (herein after referred to as "Section 457" and "Section 401(k)", respectively). The Company presently administers over 1,200
Section 457 plans and over 750 Section 401(k) plans. The Company also provides products and services to plans created under Section 403(b) of the Internal Revenue Code of 1986, as amended (herein after referred to as "Section 403(b)"), as well as structured settlement contracts and terminal funding products.

Products

Individual Variable Annuities -- Hartford Life Insurance Company earns fees for managing variable annuity assets and maintaining policyholder accounts, which are based on the policyholders' account values. The Company uses specified portions of the periodic premiums of a customer to purchase units in one or more mutual funds, as directed by the customer, who then assumes the investment performance risks and rewards. As a result, variable annuities permit policyholders to choose aggressive or conservative investment strategies as they deem appropriate without affecting the composition and quality of assets in the Company's general account. These products offer the policyholder a variety of equity and fixed income options, as well as the ability to earn a guaranteed rate of interest in the general account of the Company. The Company offers an enhanced guaranteed rate of interest for a specified period of time (no longer than twelve months) if the policyholder elects to dollar-cost average (DCA) funds from the Company's general account into one or more non-guaranteed separate accounts. Due to this enhanced rate and the volatility experienced in the overall equity markets, this option has become very popular with policyholders. Deposits of varying amounts may be made at regular or irregular intervals and the value of these assets fluctuates in accordance with the investment performance of the funds selected by the policyholder. To encourage persistency, the Company's individual variable annuities are subject to withdrawal restrictions and surrender charges ranging initially from 6% to 7% of the contract's face amount which reduce to zero on a sliding scale, usually within seven policy years. In 1998, significant volatility experienced by the equity markets did not cause increased levels of variable annuity surrenders demonstrating that policyholders are aware of the long-term nature of these products. Individual variable annuity account value of $62.2 billion as of December 31, 1998, has grown significantly from $9.7 billion as of December 31, 1993 due to strong net cash flow, the result of a high level of sales and consistent low levels of surrenders, coupled with significant market appreciation in both the equity and fixed income allocations of the policyholders' account value. Approximately 94% of the individual variable annuity account value was held in non-guaranteed separate accounts as of December 31, 1998.

The assets underlying the Company's variable annuities are managed both internally and by outside money managers, while the Company provides all policy administration services. The Company utilizes a select group of money managers, such as Wellington Management Company, LLP (Wellington), Putnam, and Dean Witter InterCapital, Inc., who have an interest in the continued growth in sales of the Company's products and greatly enhance the marketability of the Company's annuities and the strength of its product offerings. Two of the industry's four leading variable annuities, The Director and Putnam Hartford Capital Manager Variable Annuity (based on sales for the year ended 1998) are sponsored by Hartford Life Insurance Company and are managed in part by Wellington and Putnam, respectively.

Fixed MVA Annuities -- Fixed MVA annuities are fixed rate annuity contracts which guarantee a specific sum of money to be paid in the future, either as a lump sum or as monthly income. In the event that a policyholder surrenders a policy prior to the end of the guarantee period, the MVA feature increases or decreases the cash surrender value of the annuity in respect of any interest rate decreases or increases, respectively, thereby protecting the Company from losses due to higher interest rates at the time of surrender. The amount of payment will not fluctuate due to adverse changes in the Company's investment return, mortality experience or expenses. The Company's primary fixed MVA annuities have terms varying from one to ten years with an average term of approximately seven years. Sales of the Company's fixed MVA annuities have been relatively minor over the past two years due to the low interest rate environment. Account value of fixed MVA annuities was $8.6 billion and $9.3 billion as of December 31, 1998 and 1997, respectively.

Retirement Plans -- With respect to retirement products and services, Section 457 plans comprise approximately 80% of the related assets under management. These assets have traditionally been held in the Company's general account, but increasingly plan beneficiaries are transferring assets into mutual funds held in separate accounts. The Company offers a number of different funds, both fixed income and equity, to the employees in Section 457 plans. Generally, the Company manages the fixed income plans and certain other outside money managers act as advisors to the equity funds offered in Section 457 plans administered by the Company. The Company also sells Section 401(k) products targeting the small and medium case markets since the Company believes these markets are underpenetrated in comparison to the large case market. Additionally, the Company markets
Section 403(b) products for teachers and hospitals.

Institutional Liabilities -- Hartford Life Insurance Company also sells structured settlement contracts, which provide for periodic payments to an injured person or survivor for a generally determinable number of years, typically in settlement of a claim under a liability policy in lieu of a lump sum settlement. The Company's structured settlements are sold through The Hartford's property-casualty insurance operations as well as specialty brokers. The Company also markets other annuity contracts for special purposes such as the funding of terminated defined benefit pension plans. In addition, the Company offers guaranteed investment contracts (GIC) business. Prior to 1995, the Company was a sizable participant in the GIC market, selling over $5.0 billion in new business from 1992 through 1994. The Company decided in 1995, after a thorough review of the GIC market, to de-emphasize its GIC product. Correspondingly, from 1996 through 1998, the Company sold less than $1.0 billion in new GIC business.

Marketing and Distribution

The Investment Products distribution network has been developed based on management's strategy of utilizing multiple and competing distribution channels in an effort to achieve the broadest distribution and reach target customers. The success of the Company's marketing and distribution system depends on its product offerings, fund performance, successful utilization of wholesaling organizations, relationships with national and regional broker-dealer firms, banks and other financial institutions, and independent financial advisors (through which the sale of the Company's individual annuities to customers is consummated) and quality of customer service.

Hartford Life Insurance Company maintains a network of approximately 1,350 broker-dealers and approximately 450 banks (including 23 of the 25 largest banks in the United States) through the use of wholesaling organizations and strategic alliances, principally PLANCO and Putnam. The Company periodically negotiates provisions and terms of its relationships with unaffiliated parties and there can be no assurance that such terms will remain acceptable to the Company or such third parties. In August 1998, the Company's parent, HLA, completed the purchase of all outstanding shares of PLANCO, a primary distributor of the Company's individual annuity and mutual funds. PLANCO is the nation's largest wholesaler of individual annuities and has played a significant role in Hartford Life Insurance Company's growth over the past decade. As a wholesaler, PLANCO distributes Hartford Life Insurance Company's fixed and variable annuities, and single premium variable life insurance, as well as providing sales support to registered representatives, financial planners and broker-dealers at brokerage firms and banks across the United States. The acquisition secures an important distribution channel for the Company and gives the Company a wholesale distribution platform which it can expand in terms of both the number of individuals wholesaling its products and the portfolio of products in which they wholesale. In addition, the Company uses internal personnel with extensive experience in the Section 457 market, as well as access to the Section 401(k) market, to sell its products and services in the deferred compensation and retirement plan market.

Competition

The Investment Products segment competes with numerous other insurance companies as well as certain banks, securities brokerage firms, investment advisors and other financial intermediaries marketing annuities, mutual funds and other retirement-oriented products. As the industry continues to consolidate, some of these companies have or will gain greater financial strength and resources than Hartford Life Insurance Company. In particular, national banks may become more significant competitors in the future for insurers who sell annuities as a result of court decisions and regulatory actions, particularly the recent Financial Services Act of 1998 (H.R. 10) which is being proposed in Congress. Product sales are affected by competitive factors such as investment performance ratings, product design, visibility in the marketplace, financial strength ratings, distribution capabilities, levels of charges and credited rates, reputation and customer service.

INDIVIDUAL LIFE

The Individual Life segment, which focuses on the high end estate and business planning markets, sells a variety of products including variable life, universal life, interest-sensitive whole life and term life insurance. The Company's in force block also includes whole life, which was sold in prior years, and modified guaranteed whole life, which was acquired from Fidelity Bankers Life Insurance Company in 1993 and Pacific Standard Life Insurance Company in 1994. Life insurance in force increased to $61.1 billion from $55.4 billion as of December 31, 1998 and 1997, respectively, and account value grew 19% to $4.5 billion in 1998 from $3.8 billion in 1997. The Individual Life segment generated revenues of $543 and $487 in 1998 and 1997, respectively. Net income in the Individual Life segment was $64 in 1998, a 16% increase over 1997.

Products

The recent trend in the individual life industry has been a shift away from traditional products and fixed universal life insurance towards variable life (including variable universal life) insurance products. Hartford Life Insurance Company has been on the leading edge of this industry trend and is now a top five writer of new variable life sales according to Tillinghast-Towers Perrin. In 1998, of the Company's new sales of Individual Life insurance, 78% was variable life and 18% was either universal life or interest-sensitive life. The Company also sold a small amount of term life insurance.

Variable Life -- Variable life insurance provides a return linked to an underlying investment portfolio and the Company allows policyholders to determine their desired asset mix among a variety of underlying mutual funds. As the return on the investment portfolio increases or decreases, as the case may be, the death benefit or surrender value of the variable life policy may increase or decrease. The Company's single premium variable life product provides a death benefit to the policy beneficiary based on a single premium deposit. The Company's second-to-die products are distinguished from other products in that two lives are insured rather than one, and the policy proceeds are paid upon the second death of the two insureds. Second-to-die policies are frequently used in estate planning, often to fund estate taxes for a married couple. Variable life account values were $1.7 billion and $1.1 billion as of December 31, 1998 and 1997, respectively.

Universal Life and Interest-Sensitive Whole Life -- Universal life and interest-sensitive whole life insurance coverages provide life insurance with adjustable rates of return based on current interest rates. The Company offers both flexible and fixed premium policies and provides policyholders with flexibility in the available coverage, the timing and amount of premium payments and the amount of the death benefit provided there are sufficient policy funds to cover all policy charges for the coming period. Universal life and interest-sensitive whole life represented 18% of new annualized premium sales of individual life insurance in 1998. The Company also sells universal life insurance policies with a second-to-die feature similar to that of the variable life insurance product offered. Universal life and interest-sensitive whole life account values were $2.0 billion and $1.9 billion as of December 31, 1998 and 1997, respectively.

Marketing and Distribution

Consistent with the Company's strategy to access multiple distribution outlets, the Individual Life distribution organization has been developed to penetrate a multitude of retail sales channels. These include independent life insurance sales professionals; agents of other companies; national, regional and independent broker-dealers; banks; and property-casualty insurance organizations. The primary organization used to wholesale Hartford Life Insurance Company's products to these outlets is a group of highly qualified life insurance professionals with specialized training in sophisticated life insurance sales, particularly as it pertains to estate and business planning. These individuals are generally employees of the Company, who are managed through a regional sales office system. The Company has grown this organization rapidly the past few years, to 160 individuals, and expects to continue to increase the number of wholesalers in the future.

Competition

The Individual Life segment competes with over 2,000 life insurance companies in the United States, as well as other financial intermediaries marketing insurance products. Competitive factors related to this segment are primarily the breadth and quality of life insurance products offered, competitiveness of pricing, relationships with third-party distributors and the quality of underwriting and customer service.

CORPORATE OWNED LIFE INSURANCE (COLI)

Hartford Life Insurance Company is a leader in the COLI market, which includes life insurance policies purchased by a company on the lives of its employees, with the company named as the beneficiary under the policy. Until the Health Insurance Portability Act of 1996 (HIPA Act of 1996), the Company sold two principal types of COLI, leveraged and variable products. Leveraged COLI is a fixed premium life insurance policy owned by a company or a trust sponsored by a company. The HIPA Act of 1996 phased out the deductibility of interest on policy loans under leveraged COLI at the end of 1998, thus virtually eliminating all future sales of leveraged COLI. Variable COLI continues to be a product used by employers to fund non-qualified benefits or other post-employment benefit liabilities. Products marketed in this segment also include coverage owned by employees under business sold through corporate sponsorship. During 1998, the Company recorded $4.1 billion of deposits of new variable COLI business, increasing variable COLI account value to $13.0 billion as of December 31, 1998 compared to $8.5 billion as of December 31, 1997.

In November 1998, Hartford Life recaptured an in force block of leveraged COLI business from MBL Life Assurance Co. of New Jersey (MBL Life). The transaction was consummated through the assignment of a reinsurance arrangement between Hartford Life and MBL Life to a Hartford Life subsidiary. Hartford Life originally assumed the life insurance block in 1992 from Mutual Benefit Life Insurance Company (Mutual Benefit Life), which was placed in court-supervised rehabilitation in 1991, and reinsured a portion of those polices back to MBL Life. MBL Life, previously a Mutual Benefit Life subsidiary, operates under the Rehabilitation Plan for Mutual Benefit Life. Primarily as a result of this transaction, leveraged COLI account value increased to $7.4 billion as of December 31, 1998 compared to $3.8 billion as of December 31, 1997. This also impacted COLI revenues, which were $1.6 billion and $980 in 1998 and 1997, respectively. COLI segment earnings, however, declined 11%, to $24 in 1998, due to reduced profits on the block of leveraged COLI the Company had prior to the HIPA Act of 1996.

OTHER MATTERS

RESERVES

In accordance with applicable insurance regulations under which Hartford Life Insurance Company operates, life insurance subsidiaries of the Company establish and carry as liabilities actuarially determined reserves which are calculated to meet the Company's future obligations. Reserves for life insurance contracts are based on actuarially recognized methods using prescribed mortality tables in general use in the United States, which are modified to reflect the Company's actual experience when appropriate. These reserves are computed at amounts that, with additions from premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet the Company's policy obligations at their maturities or in the event of an insured's death. Reserves also include unearned premiums, premium deposits, claims incurred but not reported and claims reported but not yet paid. Reserves for assumed reinsurance are computed on bases essentially comparable to direct insurance reserves.

For Hartford Life Insurance Company's universal life and interest-sensitive whole life policies, reserves are set according to premiums collected, plus interest credited, less charges. Other fixed death benefit and individual life reserves are based on assumed investment yield, persistency, mortality and morbidity as per commonly used actuarial tables, expenses and margins for adverse deviations.

The persistency of Hartford Life Insurance Company's annuity and other interest-sensitive life insurance reserves is enhanced by policy restrictions on the withdrawal of funds. Withdrawals in excess of allowable penalty-free amounts are assessed a surrender charge during a penalty period, which is usually at least seven years. Such surrender charge is initially a percentage of the accumulation value, which varies by product, and generally decreases gradually during the penalty period. Surrender charges are set at levels to protect the Company from loss on early terminations and to reduce the likelihood of policyholders terminating their policies during periods of increasing interest rates, thereby lengthening the effective duration of policy liabilities and improving the Company's ability to maintain profitability on such policies.

Hartford Life Insurance Company's reserves comply, in all material respects, with state insurance department statutory accounting practices; however, in the Company's Consolidated Financial Statements, life insurance reserves are determined in accordance with generally accepted accounting principles, which may vary from statutory accounting practices.

REGULATION AND PREMIUM RATES

Insurance companies are subject to comprehensive and detailed regulation and supervision throughout the United States. The extent of such regulation varies, but generally has its source in statutes which delegate regulatory, supervisory and administrative powers to state insurance departments. Such powers relate to, among other things, the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the nature of and limitations on investments; premium rates; claim handling and trade practices; restrictions on the size of risks which may be insured under a single policy; deposits of securities for the benefit of policyholders; approval of policy forms; periodic examinations of the affairs of companies; annual and other reports required to be filed on the financial condition of companies or for other purposes; fixing maximum interest rates on life insurance policy loans and minimum rates for accumulation of surrender values; and, the adequacy of reserves and other necessary provisions for unearned premiums, unpaid claims and claim adjustment expenses and other liabilities, both reported and unreported.

REINSURANCE

In accordance with normal industry practice, Hartford Life Insurance Company is involved in both the cession and assumption of insurance with other insurance and reinsurance companies. As of December 31, 1998, the maximum amount of life insurance retained on any one life by any of the life operations is approximately $2.5, excluding accidental death benefits.

INVESTMENT OPERATIONS

Hartford Life Insurance Company's investment operations are managed by its investment strategy group which reports directly to senior management of the Company. The Company's investments have been separated into specific portfolios which support specific classes of product liabilities. The investment strategy group works closely with the product lines to develop investment guidelines, including duration targets, asset allocation and convexity constraints, asset/liability mismatch tolerances and return objectives, to ensure that the product line's individual risk and return objectives are met. The Company's primary investment objective for its general account and guaranteed separate accounts is to maximize after-tax returns consistent with acceptable risk parameters, including the management of the interest rate sensitivity of invested assets to that of policyholder obligations.

For further discussion of Hartford Life Insurance Company's investment operations and the Company's approach to managing investment risk, see the Investments section of the MD&A, as well as Notes 2(e), 2(f) and 3 of Notes to Consolidated Financial Statements.


RATINGS

Reference is made to the Capital Resources and Liquidity section of the MD&A under "Ratings".

RISK-BASED CAPITAL

Reference is made to the Capital Resources and Liquidity section of the MD&A under "Risk-Based Capital".

LEGISLATIVE INITIATIVES

Reference is made to the Regulatory Initiatives and Contingencies section of the MD&A under "Legislative Initiatives".

INSOLVENCY FUND

Reference is made to the Regulatory Initiatives and Contingencies section of the MD&A under "Insolvency Fund".

NAIC PROPOSALS

Reference is made to the Regulatory Initiatives and Contingencies section of the MD&A under "NAIC Proposals".

DEPENDENCE ON CERTAIN THIRD PARTY RELATIONSHIPS

Reference is made to the Regulatory Initiatives and Contingencies section of the MD&A under "Dependence on Certain Third Party Relationships".

YEAR 2000

Reference is made to the Regulatory Initiatives and Contingencies section of the MD&A under "Year 2000".

EMPLOYEES

Hartford Life Insurance Company's parent (Hartford Life) had approximately 4,500 employees at February 26, 1999.

ITEM 2.  PROPERTIES

The principal executive offices of Hartford Life Insurance Company, together with its parent, are located in Simsbury, Connecticut. The home office complex consists of approximately 615 thousand square feet, and is leased from a third party by Hartford Fire Insurance Company (Hartford Fire), an indirect subsidiary of The Hartford. This lease expires in the year 2009. Expenses associated with these offices are allocated on a direct and indirect basis to Hartford Life Insurance Company by Hartford Fire.

ITEM 3.  LEGAL PROCEEDINGS

Hartford Life Insurance Company is involved in pending and threatened litigation in the normal course of its business in which claims for monetary and punitive damages have been asserted. Although there can be no assurances, at the present time the Company does not anticipate that the ultimate liability arising from such pending or threatened litigation, after consideration of provisions made for potential losses and costs of defense, will have a material adverse effect on the financial condition or operating results of the Company.


PART II

ITEM 5. MARKET FOR HARTFORD LIFE INSURANCE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

All of the Company's outstanding shares are ultimately owned by Hartford Life which is ultimately a subsidiary of The Hartford. As of March 30, 1999, the Company had issued and outstanding 1,000 shares of common stock at a par value of $5,690 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in millions, except for share data, unless otherwise stated)

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and related Notes beginning on page F-1.

Certain statements contained in this discussion, other than statements of historical fact, are forward-looking statements. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company's control and have been made based upon management's expectations and beliefs concerning future developments and their potential effect on Hartford Life Insurance Company and subsidiaries ("Hartford Life Insurance Company" or the "Company"). There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on Hartford Life Insurance Company will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of certain factors, including those described in the forward-looking statements.

Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

INDEX

Consolidated Results of Operations                         11         Investments                                               14
Investment Products                                        12         Capital Resources and Liquidity                           20
Individual Life                                            13         Regulatory Initiatives and Contingencies                  21
Corporate Owned Life Insurance (COLI)                      14         Accounting Standards                                      23

CONSOLIDATED RESULTS OF OPERATIONS

Hartford Life Insurance Company is a leading financial services and insurance company providing investment products such as variable and fixed annuities, retirement plan services and mutual funds; individual and corporate owned life insurance; and employee benefit products such as group life and disability insurance that is directly written by the Company and is substantially ceded to its parent, Hartford Life and Accident Insurance Company (HLA).

The Company derives its revenues principally from: (a) asset management fees on separate accounts and mutual fund assets and mortality and expense fees; (b) net investment income on general account assets; and, (c) certain other fees earned by the Company. Asset management fees and mortality and expense fees are primarily generated from separate account assets which are deposited with the Company through the sale of variable annuity and variable life products and from mutual fund sales. The Company's operating expenses primarily consist of interest credited to policyholders on general account liabilities, insurance benefits provided, dividends to policyholders, costs of selling and servicing the various products offered by the Company, and other general business expenses. Hartford Life Insurance Company's profitability depends largely on the amount of assets under management, the adequacy of product pricing and underwriting discipline, and its ability to earn target spreads between earned investment rates on general account assets and credited rates to customers.

OPERATING SUMMARY

                                                                                                        1998               1997
------------------------------------------------------------------------------------------------------------------------------------
Total revenues                                                                                       $   3,975           $  3,009
Total expenses                                                                                           3,625              2,707
------------------------------------------------------------------------------------------------------------------------------------

          NET INCOME                                                                                 $     350           $    302
          --------------------------------------------------------------------------------------------------------------------------

Hartford Life Insurance Company has the following reportable segments:
Investment Products, Individual Life and Corporate Owned Life Insurance (COLI). The Company reports in "Other" corporate items not directly allocable to any of its segments, as well as certain employee benefits including group life and disability insurance that is directly written by the Company and is substantially ceded to its parent, HLA. For information regarding the Company's reportable segments as they relate to SFAS No. 131, see Note 13 of Notes to Consolidated Financial Statements.

Revenues increased $966, or 32%, to $4.0 billion in 1998 from $3.0 billion in 1997. The increase was due in part to the continued growth in revenues in Investment Products of $269 and Individual Life of $56 as a result of higher aggregate fees earned on growth in account values due to strong sales and equity market appreciation. Additionally, COLI revenues increased $587 primarily due to the recapture of an in force block of COLI business (referred to as "MBL Recapture") previously ceded to MBL Life Assurance Co. of New Jersey (MBL Life) transacted in the fourth quarter 1998.

Total benefits, claims and expenses increased $897, or 35%, to $3.4 billion in 1998 from $2.5 billion in 1997. Benefits, claims and claim adjustment expenses increased $532 and dividends to policyholders increased $89 which were primarily attributable to the COLI segment where benefits, claims and claim adjustment expenses increased $485 and dividends to policyholders increased $89 primarily related to the MBL Recapture. In addition, increased benefits, claims and claim adjustment expenses in Individual Life of $20 was associated with the growth in this segment. Higher amortization of deferred policy acquisition costs (DPAC) of $96 in 1998 was a result of the large volume of sales in Investment Products and Individual Life in the past several years. Also, other expenses increased $180 in 1998 as a result of higher commissions and operating expenses in Investment Products primarily related to the growth in this segment.

Net income totaled $350 in 1998 as compared to $302 in 1997. The improvement in earnings was primarily driven by higher aggregate fee income earned on growth in the Company's account values due to strong sales and equity market appreciation in Investment Products and Individual Life.

OUTLOOK

Management believes that it has developed and implemented strategies to maintain and enhance its position as a market leader within the financial services industry and continue the Company's asset growth. Hartford Life Insurance Company's strong market position in each of its primary businesses, coupled with the growth potential management believes exists in its markets, provides opportunities to increase sales of the Company's products and services as individuals increasingly save and plan for retirement and prepare their estates for an efficient transfer of wealth between generations.

Certain proposed legislative initiatives which could impact Hartford Life Insurance Company are discussed in the Regulatory Initiatives and Contingencies section.

SEGMENT RESULTS

Below is a summary of net income (loss) by segment.

                                                                                                           1998             1997
------------------------------------------------------------------------------------------------------------------------------------

Investment Products                                                                                     $    270         $    206
Individual Life                                                                                               64               55
Corporate Owned Life Insurance                                                                                24               27
Other                                                                                                         (8)              14
------------------------------------------------------------------------------------------------------------------------------------
   NET INCOME                                                                                           $    350         $    302
------------------------------------------------------------------------------------------------------------------------------------

A description of each segment as well as an analysis of the operating results summarized above is included on the following pages.

INVESTMENT PRODUCTS

OPERATING SUMMARY

                                                                                                        1998               1997
------------------------------------------------------------------------------------------------------------------------------------
Total revenues                                                                                  $        1,779     $        1,510
Total expenses                                                                                           1,509              1,304
------------------------------------------------------------------------------------------------------------------------------------

          NET INCOME                                                                            $          270     $          206
          --------------------------------------------------------------------------------------------------------------------------

The Investment Products segment focuses on the savings and retirement needs of the growing number of individuals who are preparing for retirement or have already retired through the sale of individual annuities and other investment products. The individual annuity products offered include individual variable annuities, fixed market value adjusted (MVA) annuities and fixed and variable immediate annuities. The other investment products offered include retail mutual funds, deferred compensation and retirement plan services for municipal governments, teachers, hospitals and corporations; structured settlement contracts and other special purpose annuity contracts; and, investment management services. The Company sells both variable and fixed individual annuity products, through a wide distribution network of national and regional broker-dealer organizations, banks and other financial institutions, and independent financial advisors. The Company, along with its parent, was ranked the number one writer of individual variable annuities in the United States for 1998 according to Variable Annuity and Research Data Service (VARDS) and the number one seller of individual variable annuities through banks, according to Kenneth Kehrer and Associates.

Revenues increased $269, or 18%, to $1.8 billion in 1998 from $1.5 billion in 1997. Driven primarily by the individual annuity operation, this improvement was a result of higher aggregate fees earned on growth in account values due to strong net cash flow resulting from a high volume of sales and favorable persistency as well as significant equity market appreciation in the Company's separate accounts. Fee income related to individual variable annuity products increased $236 as related average account values grew $14.9 billion, or 38%, to $54.6 billion in 1998 from $39.7 billion in 1997. This growth was a result of strong individual variable annuity sales of $9.9 billion in 1998 as well as equity market appreciation. In addition, fee income from other investment products increased $60 primarily as a result of growth in the Company's mutual fund operations, where assets under management increased $1.5 billion in 1998 to $2.5 billion as compared to $972 in 1997.

Total benefits, claims and expenses increased $171, or 14%, to $1.4 billion in 1998 from $1.2 billion in 1997 as a result of the continued growth in this segment. Other expenses increased $102 in 1998 as compared to 1997 primarily due to growth in the mutual funds and individual annuity operations. Amortization of DPAC grew $76 primarily due to individual annuity products as sales remained strong. A 38% growth in average variable annuity account value in 1998, coupled with a reduction in individual annuity operating expenses as a percentage of total individual annuity account value to 23 basis points in 1998 from 25 basis points in 1997, contributed to the increase in net income of $64, or 31%, to $270 in 1998 from $206 in 1997.

OUTLOOK

The market for retirement products continues to expand as individuals increasingly save and plan for retirement. Demographic trends suggest that as the baby boom generation matures, a significant portion of the United States population will allocate a greater percentage of their disposable incomes to saving for their retirement years due to uncertainty surrounding the Social Security system and increases in average life expectancy. As this market grows, particularly for variable annuities and mutual funds, new companies are continually entering the market and aggressively seeking distribution capabilities and pursuing market share. This trend is not expected to subside particularly in light of pending legislation to deregulate the financial services industry.

Management believes that it has developed and implemented strategies to maintain and enhance its position as a market leader in the financial services industry.

INDIVIDUAL LIFE

OPERATING SUMMARY

                                                                                                        1998               1997
------------------------------------------------------------------------------------------------------------------------------------
Total revenues                                                                                  $          543     $          487
Total expenses                                                                                             479                432
------------------------------------------------------------------------------------------------------------------------------------
          NET INCOME                                                                            $           64     $           55
          --------------------------------------------------------------------------------------------------------------------------

The Individual Life segment, which focuses on the high end estate and business planning markets, sells a variety of life insurance products, including variable life, universal life, interest-sensitive whole life and term life insurance.

Revenues in 1998 increased $56, or 11%, to $543 from $487 in 1997, reflecting the impact of applying cost of insurance charges and variable life fees on the growing block of variable life insurance. Variable life average account values increased $562, or 67%, to $1.4 billion in 1998 from $840 in 1997 due to strong sales and equity market appreciation. In 1998, higher variable life sales of $29, or 30%, constituted the majority of increased total sales over 1997. Total benefits, claims and expenses increased $42, or 10%, to $444 in 1998 from $402 in 1997. This increase was the result of an increase in amortization of DPAC of $22 and benefits, claims and claim adjustment expenses of $20 in 1998 related to the growth in this segment. As a result of growth in account values, primarily variable life, net income increased $9, or 16%, in 1998 as compared to 1997.

OUTLOOK

Management believes that the Company's strong market position will provide opportunities for growth in this segment as individuals increasingly prepare their estates for an efficient transfer of wealth between generations.

CORPORATE OWNED LIFE INSURANCE (COLI)

OPERATING SUMMARY

                                                                                                        1998               1997
------------------------------------------------------------------------------------------------------------------------------------
Total revenue                                                                                        $   1,567          $     980
Total expenses                                                                                           1,543                953
------------------------------------------------------------------------------------------------------------------------------------
          NET INCOME                                                                                 $      24          $      27
          --------------------------------------------------------------------------------------------------------------------------

Hartford Life Insurance Company is a leader in the COLI market, which includes life insurance policies purchased by a company on the lives of its employees, with the company named as the beneficiary under the policy. Until the Health Insurance Portability and Accountability Act of 1996 (HIPA Act of 1996), the Company sold two principal types of COLI business, leveraged and variable products. Leveraged COLI is a fixed premium life insurance policy owned by a company or a trust sponsored by a company. The HIPA Act of 1996 phased out the deductibility of interest on policy loans under leveraged COLI at the end of 1998, virtually eliminating all future sales of this product. Variable COLI continues to be a product used by employers to fund non-qualified benefits or other post-employment benefit liabilities. Products marketed in this segment also include coverage owned by employees under business sold through corporate sponsorship.

Revenues in this operation increased $587, or 60%, to $1.6 billion in 1998 from $980 in 1997. This increase was primarily related to the recapture of an in force block of COLI business, previously ceded to MBL Life, which was transacted in the fourth quarter 1998. (For additional information, see "MBL Recapture" under the Capital Resources and Liquidity section.) The MBL Recapture, which was retroactive to January 1, 1998, resulted in an increase in COLI revenues of $624 and is comprised of $245 of premiums and other considerations and $379 of net investment income. Higher fee income on the segment's growing block of variable COLI account values also contributed to the increase in revenues. Partially offsetting these increases was a decline in premiums and other considerations on leveraged COLI as that block of business continues to decline due to the implications of the HIPA Act of 1996 (discussed above).

Benefits, claims and expenses increased $593, or 63%, to $1.5 billion in 1998 from $938 in 1997. The MBL Recapture resulted in an increase in benefits, claims and expenses of $624 and is comprised of $478 of benefits, claims and other expenses and $146 of dividends to policyholders. The increase in benefits, claims and expenses was also a result of the growth in the segment's variable COLI block of business which was partially offset by a decrease in benefits, claims and expenses related to leveraged COLI.

Net income declined $3, or 11%, to $24 in 1998 from $27 in 1997 as the growth in the Company's variable COLI business was offset by the declining block of leveraged COLI the Company had prior to passage of the HIPA Act of 1996. The MBL Recapture had no impact on earnings in 1998.

OUTLOOK

The focus of this segment is variable COLI which continues to be a product generally used by employers to fund non-qualified benefits or other post-employment benefit liabilities. The leveraged COLI product has been an important contributor to Hartford Life Insurance Company's profitability in recent years and will continue to contribute to the profitability of Hartford Life Insurance Company in the future, although the level of profit is expected to decline. COLI is subject to a changing legislative and regulatory environment that could have a material adverse affect on its business.

Certain proposed legislative initiatives which could impact Hartford Life Insurance Company are discussed in the Regulatory Initiatives and Contingencies section.

INVESTMENTS

GENERAL

The Company's investments are managed by its investment strategy group which consists of a risk management unit and a portfolio management unit and reports directly to senior management of the Company. The risk management unit is responsible for monitoring and managing the Company's asset/liability profile and establishing investment objectives and guidelines. The portfolio management unit is responsible for determining, within specified risk tolerances and investment guidelines, the appropriate asset allocation, duration, and convexity characteristics of the Company's general account and guaranteed separate account investment portfolios. The Hartford Investment Management Company, a wholly owned subsidiary of The Hartford Financial Services Group, Inc., executes the investment plan of the investment strategy group including the identification and purchase of securities that fulfill the objectives of the strategy group.

The primary investment objective of the Company's general account and guaranteed separate accounts is to maximize after-tax returns consistent with acceptable risk parameters (including the management of the interest rate sensitivity of invested assets relative to that of policyholder obligations). The Company does not hold any financial instruments purchased for trading purposes. The Company is exposed to two primary sources of investment risk: credit risk, relating to the uncertainty associated with an obligor's continued ability to make timely payment of principal and/or interest, and interest rate risk, relating to the market price and/or cash flow variability associated with changes in market yield curves. See "Investment Risk Management" for further discussion of the Company's approach to managing these investment risks.

The Company's separate accounts reflect two categories of risk assumption: non-guaranteed separate accounts totaling $80.6 billion and $58.6 billion as of December 31, 1998 and 1997, respectively wherein the policyholder assumes substantially all the investment risk and reward, and guaranteed separate accounts totaling $9.7 billion and $10.5 billion as of December 31, 1998 and, 1997, respectively, wherein Hartford Life Insurance Company contractually guarantees either a minimum return or account value to the policyholder. Non-guaranteed separate account products include variable annuities, variable life insurance contracts and COLI. Guaranteed separate account products primarily consist of modified guaranteed individual annuities and modified guaranteed life insurance and generally include market value adjustment features to mitigate the risk of disintermediation.

The Company's general account consists of a diversified portfolio of investments. Although all the assets of the general account support all the Company's liabilities, the Company's investment strategy group has developed separate investment portfolios for specific classes of product liabilities within the general account. The strategy group works closely with the business lines to develop specific investment guidelines, including duration targets, asset allocation and convexity constraints, asset/liability mismatch tolerances and return objectives for each product line in order to achieve each product line's individual risk and return objectives.

Invested assets in the Company's general account totaled $21.8 billion as of December 31, 1998 and were comprised of $14.8 billion of fixed maturities, $6.7 billion of policy loans and other investments of $295. As of December 31, 1997, general account invested assets totaled $18.2 billion and were comprised of $14.2 billion of fixed maturities, $3.8 billion of policy loans and other investments of $227. Policy loans, which had a weighted-average interest rate of 9.9% and 11.2%, as of December 31, 1998 and 1997, respectively, increased primarily as a result of the MBL Recapture. These loans are secured by the cash value of the underlying life insurance policies and do not mature in a conventional sense, but expire in conjunction with the related policy liabilities.

During 1998, the Company, in executing its investment strategy, increased its allocation to municipal tax-exempt securities with the objective of increasing after-tax yields, and also increased its allocation to commercial mortgage backed securities while decreasing its allocation to asset backed securities. An increase in short-term investments as of December 31, 1998 as compared to 1997 was impacted by the settlement of the MBL Recapture in the fourth quarter 1998 (as discussed in the COLI section) which resulted in short-term investment proceeds of approximately $300.

Approximately 23.3% and 22.1% of the Company's fixed maturity portfolio was invested in private placement securities (including Rule 144A offerings) as of December 31, 1998 and 1997, respectively. Private placement securities are generally less liquid than public securities; however, covenants for private placements are designed to mitigate liquidity risk. Most of the private placement securities in the Company's portfolio are rated by nationally recognized rating organizations.

INVESTMENT RESULTS

The table below summarizes Hartford Life Insurance Company's investment results for the past two years.

 (Before-tax)                                                                                  1998                   1997
 -----------------------------------------------------------------------------------------------------------------------------------
 Net investment income - excluding policy loan income                                  $        970          $         943
 Policy loan income                                                                             789                    425
 -----------------------------------------------------------------------------------------------------------------------------------
 Net investment income - total                                                         $      1,759          $       1,368
 -----------------------------------------------------------------------------------------------------------------------------------
 Yield on average invested assets (1)                                                           8.0%                   7.7%
 -----------------------------------------------------------------------------------------------------------------------------------

 (1) Represents net investment income (excluding net realized capital gains (losses)) divided by average invested assets at cost (fixed maturities at amortized cost). In 1998, average invested assets were calculated assuming the MBL Recapture proceeds were received on January 1, 1998.

Total net investment income, before-tax, increased $391, or 29%, to $1.8 billion in 1998 from $1.4 billion in 1997, principally due to an increase in policy loan income of $364 which is primarily due to the MBL Recapture. (For additional information on the MBL Recapture, see the COLI section.) Yields on average invested assets, before-tax, increased to 8.0% in 1998 from 7.7% in 1997 primarily due to the increase in policy loan income that resulted from the MBL Recapture as well as an increase in fixed maturities rated BBB. During 1998, realized capital gains from the sale of fixed maturities and equity securities were offset by realized capital losses including $18, after-tax, related to the other than temporary impairment charge associated with asset backed securities securitized and serviced by Commercial Financial Services, Inc. (CFS). (For additional information on CFS, see Note 12, Commitments and Contingent Liabilities, of Notes to Consolidated Financial Statements.)

INVESTMENT RISK MANAGEMENT

Credit risk and interest rate risk are the primary sources of investment risk to the Company. The Company manages credit risk through industry and issuer diversification and asset allocation. Investment credit policies have been established that focus on the credit quality of obligors and counterparties, limit credit concentrations, and encourage diversification and require frequent creditworthiness reviews. The Company invests primarily in securities rated investment grade and has established exposure limits, diversification standards and review procedures for all credit risks including borrower, issuer and counterparty. Also, the Company maintains credit policies regarding the financial stability and credit standing of its major derivatives' counterparties and, to the extent the current value of derivatives exceed exposure policy thresholds, collateral is pledged to or held by the Company. The Company manages interest rate risk as part of its asset/liability management strategies, including the use of certain hedging techniques (which may include the use of certain financial derivatives), product design, such as the use of MVA features and surrender charges, and proactive monitoring and management of certain non-guaranteed elements of the Company's products (such as resetting of credited rates for policies that permit such adjustments). For additional information of the Company's interest rate risk management techniques see the "Asset/Liability Management Strategies Used to Manage Market Risk" discussion below.

The following table reflects the principal amounts of the fixed and variable rate fixed maturity portfolio, along with the respective weighted average coupons by estimated maturity year as of December 31, 1998. Comparative totals are included for December 31, 1997. Expected maturities differ from contractual maturities due to call or prepayment provisions. The weighted average coupon on variable rate securities is based on spot rates as of December 31, 1998 and 1997, and is primarily based on the London Interbank Offered Rate (LIBOR). Callable bonds and notes are distributed to either call dates or maturity, depending on which date produces the most conservative yield. Asset backed securities, collateralized mortgage obligations and mortgage backed securities are distributed to maturity year based on estimates of the rate of future prepayments of principal over the remaining life of the securities. These estimates are developed using prepayment speeds provided in broker consensus data. Such estimates are derived from prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates. Financial instruments with certain leverage features have been included in each of the fixed maturity categories. These instruments have not been separately displayed because they were immaterial to the Company's investment portfolio.

                                                                                                             1998         1997
                                           1999     2000        2001       2002      2003     Thereafter     TOTAL        Total
                                           ----     ----        ----       ----      ----     ----------     -----        -----

BONDS AND NOTES - CALLABLE
Fixed Rate
   Par value                            $    29    $    23    $    42    $   38    $    54    $   294      $    480      $    466
   Weighted average coupon                  7.8%       7.4%       5.7%      7.1%       8.5%       5.5%          6.3%          6.3%
   Fair value                                                                                              $    480      $    435
Variable Rate
   Par value                            $    40    $    52    $    39    $   14    $    --    $   829      $    974      $  1,020
   Weighted average coupon                  6.7%       7.3%       5.4%      5.9%        --        5.9%          6.0%          6.5%
   Fair value                                                                                              $    883      $    966
BONDS AND NOTES - OTHER
Fixed Rate
   Par value                            $ 2,646    $ 1,264    $ 1,190    $  876    $ 1,045    $ 6,125      $ 13,146      $ 13,387
   Weighted average coupon                  6.6%       7.0%       7.4%      7.5%       6.8%       5.8%          6.4%          6.1%
   Fair value                                                                                              $ 13,655      $ 13,465
Variable Rate
   Par value                            $    90    $   176    $    14    $   81    $    90    $   681      $  1,132      $  1,250
   Weighted average coupon                  5.1%       5.9%       5.4%      5.4%       5.4%       5.9%          5.7%          5.3%
   Fair value                                                                                              $  1,096      $  1,141
ASSET BACKED SECURITIES
Fixed Rate
   Par value                            $   437    $   390    $   395    $  192    $   123    $   349      $  1,886      $  2,076
   Weighted average coupon                  6.7%       6.9%       6.8%      6.6%       6.4%       7.3%        6.8%          6.9%
   Fair value                                                                                              $  1,811      $  2,109
Variable Rate
   Par value                            $   192    $   251    $   354    $  206    $   190    $   527      $  1,720      $  1,696
   Weighted average coupon                  6.0%       6.0%       6.3%      5.9%       6.6%       6.0%          6.1%          6.4%
   Fair value                                                                                              $   1,622     $  1,696
COLLATERALIZED MORTGAGE OBLIGATIONS
Fixed Rate
   Par value                            $   434    $   388    $   157    $  115    $    74    $   174      $  1,342      $  1,619
   Weighted average coupon                  6.0%       6.0%       6.0%      6.8%       7.1%       7.3%          6.3%          6.0%
   Fair value                                                                                              $  1,286      $  1,582
Variable Rate
   Par value                            $    43    $    20    $     8    $    6    $     6    $   193      $    276      $    430
   Weighted average coupon                  6.3%       6.8%       7.2%      8.4%       8.4%       6.0%          6.2%          7.3%
   Fair value                                                                                              $    260      $    408
COMMERCIAL MORTGAGE BACKED SECURITIES
Fixed Rate
   Par value                            $    46    $   117    $    78    $  110    $    90    $ 1,094      $  1,535      $  1,244
   Weighted average coupon                  7.6%       6.7%       7.6%      7.0%       6.8%       7.1%          7.1%          7.3%
   Fair value                                                                                              $  1,578      $  1,246
Variable Rate
   Par value                            $   107    $   215    $    48    $  133    $   128    $   415      $  1,046      $    708
   Weighted average coupon                  6.7%       6.6%       7.0%      6.3%       6.8%       6.8%          6.7%          7.1%
   Fair value                                                                                              $  1,000      $    718
MORTGAGE BACKED SECURITIES
Fixed Rate
   Par value                            $    78    $    71    $     63   $    52   $    46    $   344      $    654      $    499
   Weighted average coupon                  7.0%       6.8%        6.7%      6.6%      6.6%       6.8%          6.8%          7.3%
   Fair value                                                                                              $    615      $    511
Variable Rate
   Par value                            $     1    $     2    $      1   $     1   $     1    $     5      $     11      $     24
   Weighted average coupon                  7.8%       8.4%        8.6%      8.6%      8.6%       8.9%          8.6%          6.6%
   Fair value                                                                                              $     10      $     24

ASSET/LIABILITY MANAGEMENT STRATEGIES USED TO MANAGE MARKET RISK

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

Derivatives play an important role in facilitating the management of interest rate risk, creating opportunities to efficiently fund obligations, hedge against risks that affect the value of certain liabilities and adjust broad investment risk characteristics as a result of any significant changes in market risks. The Company uses a variety of derivatives, including swaps, caps, floors, forwards and exchange-traded financial futures and options, in order to hedge exposure primarily to interest rate risk on anticipated investment purchases or existing assets and liabilities. The Company does not make a market or trade derivatives for the express purpose of earning trading profits. The Company's derivative program is monitored by an internal compliance unit and is reviewed frequently by senior management and reported to Hartford Life's Finance Committee. The notional amounts of derivative contracts, which represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk, totaled $9.7 billion as of December 31, 1998 ($4.9 billion related to insurance investments and $4.8 related to life insurance liabilities). As of December 31, 1997, the notional amounts pertaining to derivatives totaled $9.5 billion ($5.5 billion related to insurance investments and $4.0 billion related to life insurance liabilities.)

The strategies described below are used to manage the aforementioned risks.

Anticipatory Hedging -- For certain liabilities, the Company commits to the price of the product prior to receipt of the associated premium or deposit. Anticipatory hedges are routinely executed to offset the impact of changes in asset prices arising from interest rate changes pending the receipt of premium or deposit and the subsequent purchase of an asset. These hedges involve taking a long position in interest rate futures or entering into an interest rate swap with duration characteristics equivalent to the associated liabilities or anticipated investments. The notional amount of anticipatory hedges as of December 31, 1998 was $235. There were no anticipatory hedges as of December 31, 1997.

Liability Hedging -- Several products obligate the Company to credit a return to the contract holder which is indexed to a market rate. To hedge risks associated with these products, the Company typically enters into interest rate swaps to convert the contract rate into a rate that trades in a more liquid and efficient market. This hedging strategy enables the Company to customize contract terms and conditions to customer objectives and satisfies the operation's asset/liability matching policy. Additionally, interest rate swaps are used to convert certain fixed contract rates into floating rates, thereby allowing them to be appropriately matched against floating rate assets. The notional amount of derivatives used for liability hedges as of December 31, 1998 and 1997 was $4.8 billion and $4.0 billion, respectively.

Asset Hedging -- To meet the various policyholder obligations and to provide cost effective prudent investment risk diversification, the Company may combine two or more financial instruments to achieve the investment characteristics of a fixed maturity security or that match an associated liability. The use of derivative instruments in this regard effectively transfers unwanted investment risks or attributes to others. The selection of the appropriate derivative instruments depends on the investment risk, the liquidity and efficiency of the market, and the asset and liability characteristics. The notional amount of asset hedges as of December 31, 1998 and 1997 was $3.2 billion and $2.5 billion, respectively.

Portfolio Hedging -- The Company periodically compares the duration and convexity of its portfolios of assets to their corresponding liabilities and enters into portfolio hedges to reduce any difference to desired levels. Portfolio hedges reduce the mismatch between assets and liabilities and offset the potential impact to cash flows caused by changes in interest rates. The notional amount of portfolio hedges as of December 31, 1998 and 1997 was $1.5 billion and $3.0 billion, respectively.

LIFE INSURANCE LIABILITY CHARACTERISTICS

Hartford Life Insurance Company's insurance liabilities, other than non-guaranteed separate accounts, are primarily related to accumulation vehicles such as fixed or variable annuities and investment contracts and other insurance products such as long-term disability and term life insurance.

Asset Accumulation Vehicles
---------------------------

While interest rate risk associated with these insurance products has been reduced through the use of market value adjustment features and surrender charges, the primary risk associated with these products is that the spread between investment return and credited rate may not be sufficient to earn targeted returns.

Fixed Rate -- Products in this category require the Company to pay a fixed rate for a certain period of time. The cash flows are not interest sensitive because the products are written with a market value adjustment feature and the liabilities have protection against the early withdrawal of funds through surrender charges. Product examples include fixed rate annuities with a market value adjustment and fixed rate guaranteed investment contracts. Contract duration is dependent on the policyholder's choice of guarantee period.

Indexed -- Products in this category are similar to the fixed rate asset accumulation vehicles but require the Company to pay a rate that is determined by an external index. The amount and/or timing of cash flows will therefore vary based on the level of the particular index. The primary risks inherent in these products are similar to the fixed rate asset accumulation vehicles, with an additional risk that changes in the index may adversely affect profitability. Product examples include indexed-guaranteed investment contracts with an estimated duration of up to two years.

Interest Credited -- Products in this category credit interest to policyholders, subject to market conditions and minimum guarantees. Policyholders may surrender at book value but are subject to surrender charges for an initial period. Product examples include universal life contracts and the general account portion of the Company's variable annuity products. Liability duration is short- to intermediate-term.

Other Insurance Products
------------------------

Long-term Pay Out Liabilities -- Products in this category are long-term in nature and may contain significant actuarial (including mortality and morbidity) pricing and cash flow risks. The cash flows associated with these policy liabilities are not interest rate sensitive but do vary based on the timing and amount of benefit payments. The primary risks associated with these products are that the benefits will exceed expected actuarial pricing and/or that the actual timing of the cash flows will differ from those anticipated resulting in an investment return lower than that assumed in pricing. Product examples include structured settlement contracts, on-benefit annuities (i.e., the annuitant is currently receiving benefits thereon) and long-term disability contracts. Contract duration is generally 6 to 10 years.

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

Management of the duration of investments with respective policyholder obligations is an explicit objective of the Company's management strategy. The estimated cash flows of insurance policy liabilities based upon internal actuarial assumptions as of December 31, 1998 are reflected in the table below by expected maturity year. Comparative totals are included for December 31, 1997.

(Dollars in billions)


                                                                                                                 1998       1997
DESCRIPTION (1)                                1999       2000       2001       2002      2003    Thereafter     TOTAL      Total
------------------------------------------------------------------------------------------------------------------------------------
Fixed rate asset accumulation vehicles       $  2.1     $  1.8     $  1.3     $  0.7    $  1.4    $  3.5      $  10.8     $  12.7
   Weighted average credited rate               6.6%       7.0%       6.8%       6.4%      5.4%      7.0%         6.6%        6.8%
Indexed asset accumulation vehicles          $  0.2     $  0.1     $   -      $   -     $   -     $   -       $   0.3     $   0.2
   Weighted average credited rate               5.2%       5.1%        -          -         -         -           5.1%        5.9%
Interest credited asset accumulation         $  4.8     $  0.7     $  0.9     $  0.6    $  0.5    $  5.4      $  12.9     $  10.8
   vehicles
   Weighted average credited rate               6.0%       5.7%       5.7%       5.9%      5.9%      5.9%         5.9%        5.8%
Long-term pay out liabilities                $  0.1     $  0.1     $   -      $   -     $   -     $  0.5      $   0.7     $   0.6
Short-term pay out liabilities               $  0.2     $   -      $   -      $   -     $   -     $   -       $   0.2     $    -

(1) As of December 31, 1998 and 1997, the fair value of the Company's investment contracts including guaranteed separate accounts was $21.4 billion and $21.7 billion, respectively.

CAPITAL RESOURCES AND LIQUIDITY

RATINGS

The following table summarizes the Company's financial ratings from the major independent rating organizations as of February 17, 1999:


                                               DUFF &                 STANDARD &
 INSURANCE RATINGS                A.M. BEST    PHELPS    MOODY'S        POOR'S
 -------------------------------------------------------------------------------
 Hartford Life Insurance Company      A+        AA+        Aa3            AA
 Hartford Life and Annuity            A+        AA+        Aa3            AA
 -------------------------------------------------------------------------------


Ratings are an important factor in establishing the competitive position of an insurance company such as Hartford Life Insurance Company. There can be no assurance that the Company's ratings will continue for any given period of time or that they will not be changed. In the event that the Company's ratings are downgraded, the level of sales or the persistency of the Company's block of in force business may be adversely impacted.

RISK-BASED CAPITAL

The National Association of Insurance Commissioners (NAIC) adopted regulations establishing minimum capitalization requirements based on Risk-Based Capital
(RBC) formulas for life insurance companies (effective December 31, 1993). The requirements consist of formulas which identify companies that are undercapitalized and require specific regulatory actions. The RBC formula for life insurance companies establishes capital requirements relating to insurance, business, asset and interest rate risks. The RBC ratios for Hartford Life Insurance Company and its major life insurance subsidiaries are in excess of 200% as of December 31, 1998.

CASH FLOW

                                                         1998           1997
--------------------------------------------------------------------------------
Cash provided by operating activities               $     371       $     972
Cash provided by (used for) investing activities          601            (284)
Cash used for financing activities                      (1,009)          (677)
Cash - end of year                                        17               54
--------------------------------------------------------------------------------

In 1998, the change in cash provided by operating activities was primarily the result of timing in the settlement of receivables and payables as well as an increase in income taxes paid. The change in cash provided by or used for investing activities primarily reflects a decrease in policy loans resulting from the reduction of COLI account values in conjunction with the decline of the block of leveraged COLI offset by the investment of cash from operating activities. The change in cash used for financing activities was primarily due to declines in GIC and COLI account values.

Operating cash flows in the periods presented have been more than adequate to meet liquidity requirements.

MBL RECAPTURE

On November 10, 1998, Hartford Life recaptured an in force block of COLI business (referred to as "MBL Recapture") previously ceded to MBL Life Assurance Co. of New Jersey (MBL Life), as well as purchased the outstanding interest in International Corporate Marketing Group, Inc. (ICMG), which was previously 40% owned by MBL Life. The transaction was consummated through the assignment of a reinsurance arrangement between Hartford Life and MBL Life to a Hartford Life subsidiary. Hartford Life originally assumed the life insurance block in 1992 from Mutual Benefit Life, which was placed in court-supervised rehabilitation in 1991, and reinsured a portion of those polices back to MBL Life. MBL Life, previously a Mutual Benefit Life subsidiary, operates under the Rehabilitation Plan for Mutual Benefit Life. The MBL Recapture has been recorded retroactive to January 1, 1998 with respect to results of operations. The transaction resulted in a decrease in reinsurance recoverables of $4.5 billion with an offset primarily in policy loans and other investments.

REGULATORY INITIATIVES AND CONTINGENCIES

LEGISLATIVE INITIATIVES

Although the Federal government does not directly regulate the insurance business, Federal initiatives often have an impact on the insurance industry in a variety of ways. Current and proposed Federal measures which may significantly affect the life insurance business include tax law changes affecting the tax treatment of life insurance products and its impact on the relative desirability of various personal investment vehicles, medical testing for insurability, and proposed legislation to prohibit the use of gender in determining insurance and pension rates and benefits. In particular, President Clinton's 1999 Federal Budget Proposal currently contains certain recommendations for modifying tax rules related to the treatment of COLI by contractholders which, if enacted as described, could have a material adverse impact on the Company's sales of these products. The budget proposal also includes provisions which would result in a significant increase in the "DAC tax" on certain of the Company's products and would apply a tax to the Company's policyholder surplus account. (For further discussion on policyholder surplus accounts and related tax treatment as of December 31, 1998, see Note 10 of Notes to Consolidated Financial Statements.) It is too early to determine whether these tax proposals will ultimately be enacted by Congress. Therefore, the potential impact to the Company's financial condition or results of operations cannot be reasonably estimated at this time.

INSOLVENCY FUND

See Note 12(b) of Notes to Consolidated Financial Statements.

NAIC PROPOSALS

The NAIC has been developing several model laws and regulations, including a Model Investment Law and amendments to the Model Holding Company System Regulatory Act (the "Holding Act Amendments"). The Model Investment Law defines the investments which are permissible for life insurers to hold, and the Holding Act Amendments address the types of activities in which subsidiaries and affiliates may engage. The NAIC adopted these models in 1997 and 1996, but the laws have not been enacted for insurance companies domiciled in the State of Connecticut, such as Hartford Life Insurance Company. Even if enacted in Connecticut or other states in which Hartford Life Insurance Company's subsidiaries are domiciled, it is expected that these laws will neither significantly change Hartford Life Insurance Company's investment strategies nor have any material adverse effect on the Company's liquidity or financial position.

The NAIC adopted the Codification of Statutory Accounting Principles (SAP) in March 1998. The proposed effective date for the statutory accounting guidance is January 1, 2001. It is expected that Hartford Life Insurance Company's domiciliary state will adopt the SAP and the Company will make the necessary changes required for implementation. These changes are not anticipated to have a material impact on the statutory financial statements of the Company.

DEPENDENCE ON CERTAIN THIRD PARTY RELATIONSHIPS

Hartford Life Insurance Company distributes its annuity and life insurance products through a variety of distribution channels, including broker-dealers, banks, wholesalers, its own internal sales force and other third party marketing organizations. The Company periodically negotiates provisions and renewals of these relationships and there can be no assurance that such terms will remain acceptable to the Company or such service providers. An interruption in the Company's continuing relationship with certain of these third parties could materially affect the Company's ability to market its products.

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

The integrity and reliability of Hartford Life Insurance Company's IT systems, as well as the reliability of its non-IT systems, are integral aspects of the Company's business. Hartford Life Insurance Company issues insurance policies, annuities, mutual funds and other financial products to individual and business customers, nearly all of which contain date sensitive data, such as policy expiration dates, birth dates and premium payment dates. In addition, various IT systems support communications and other systems that integrate the Company's various business segments and field offices, including Hartford Life Insurance Company's foreign operations. Hartford Life Insurance Company also has business relationships with numerous third parties that affect virtually all aspects of the Company's business, including, without limitation, suppliers, computer hardware and software vendors, insurance agents and brokers, securities broker-dealers and other distributors of financial products, many of which provide date sensitive data to Hartford Life Insurance Company, and whose operations are important to the Company's business.

Internal Year 2000 Efforts and Timetable

Beginning in 1990, Hartford Life Insurance Company began working on making its IT systems Year 2000 ready, either through installing new programs or replacing systems. Since January 1998, Hartford Life Insurance Company's Year 2000 efforts have focused on the remaining Year 2000 issues related to IT and non-IT systems in all of the Company's business segments. These Year 2000 efforts include the following five main initiatives: (1) identifying and assessing Year 2000 issues;
(2) taking actions to remediate IT and non-IT systems so that they are Year 2000 ready; (3) testing IT and non-IT systems for Year 2000 readiness; (4) deploying such remediated and tested systems back into their respective production environments; and (5) conducting internal and external integrated testing of such systems. As of December 31, 1998, Hartford Life Insurance Company substantially completed initiatives (1) through (4) of its internal Year 2000 efforts. Hartford Life Insurance Company has begun initiative (5) and management currently anticipates that such activity will continue into the fourth quarter of 1999.

Third Party Year 2000 Efforts and Timetable

Hartford Life Insurance Company's Year 2000 efforts include assessing the potential impact on the Company of third parties' Year 2000 readiness. Hartford Life Insurance Company's third party Year 2000 efforts include the following three main initiatives: (1) identifying third parties which have significant business relationships with the Company, including, without limitation, insurance agents, brokers, third party administrators, banks and other distributors and servicers of financial products, and inquiring of such third parties regarding their Year 2000 readiness; (2) evaluating such third parties' responses to Hartford Life Insurance Company's inquiries; and (3) based on the evaluation of third party responses (or a third party's failure to respond) and the significance of the business relationship, conducting additional activities with respect to third parties as determined to be necessary in each case. These activities may include conducting additional inquiries, more in-depth evaluations of Year 2000 readiness and plans, and integrated IT systems testing. Hartford Life Insurance Company has completed the first third party initiative and, as of early 1999, had substantially completed evaluating third party responses received. Hartford Life Insurance Company has begun conducting the additional activities described in initiative (3) and management currently anticipates that it will continue to do so through the end of 1999. However, notwithstanding these third party Year 2000 efforts, Hartford Life Insurance Company does not have control over these third parties and, as a result, the Company cannot currently determine to what extent future operating results may be adversely affected by the failure of these third parties to adequately address their Year 2000 issues.

Year 2000 Costs

The costs of Hartford Life Insurance Company's Year 2000 program, along with its parent, that were incurred through the year ended December 31, 1997 were not material to Hartford Life Insurance Company's financial condition or results of operations. The after-tax costs of Hartford Life Insurance Company's Year 2000 efforts for the year ended December 31, 1998 were approximately $3. Management currently estimates that after-tax costs related to the Year 2000 program to be incurred in 1999 will be less than $10. These costs are being expensed as incurred.

Risks and Contingency Plans

If significant Year 2000 problems arise, including problems arising with third parties, failures of IT and non-IT systems could occur, which in turn could result in substantial interruptions in Hartford Life Insurance Company's business. In addition, the Company's investing activities are an important aspect of its business and Hartford Life Insurance Company may be exposed to the risk that issuers of investments held by it will be adversely impacted by Year 2000 issues. Given the uncertain nature of Year 2000 problems that may arise, especially those related to the readiness of third parties discussed above, management cannot determine at this time whether the consequences of Year 2000 related problems that could arise will have a material impact on Hartford Life Insurance Company's financial condition or results of operations.

Hartford Life Insurance Company is in the process of developing certain contingency plans so that if, despite its Year 2000 efforts, Year 2000 problems ultimately arise, the impact of such problems may be avoided or minimized. These contingency plans are being developed based on, among other things, known or reasonably anticipated circumstances and potential vulnerabilities. The contingency planning also includes assessing the dependency of Hartford Life Insurance Company's business on third parties and their Year 2000 readiness. The Company currently anticipates that internal and external contingency plans will be substantially complete by the end of the second quarter of 1999. However, in many contexts, Year 2000 issues are dynamic, and ongoing assessments of business functions, vulnerabilities and risks must be made. As such, new contingency plans may be needed in the future and/or existing plans may need to be modified as circumstances warrant.

ACCOUNTING STANDARDS

For a discussion of accounting standards, see Note 2 of Notes to Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to the "Investment Risk Management" discussion of the Investments section of the Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

     3. EXHIBITS. See Exhibit Index elsewhere herein.

(b)  Reports on Form 8-K - None.

(c)  See Item 14(a)(3).

(d)  See Item 14(a)(2).

     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


                                                                                               Page(s)

Report of Management                                                                            F-1
Report of Independent Public Accountants                                                        F-2
Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996          F-3
Consolidated Balance Sheets as of December 31, 1998 and 1997                                    F-4
Consolidated Statements of Changes in Stockholder's Equity for the years ended
    December 31, 1998, 1997 and 1996                                                            F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996      F-6
Notes to Consolidated Financial Statements                                                      F-7-21
Schedule I -- Summary of Investments - Other Than Investments in Affiliates                     S-1
Schedule III -- Supplementary Insurance Information                                             S-2
Schedule IV -- Reinsurance                                                                      S-3



                              REPORT OF MANAGEMENT


The management of Hartford Life Insurance Company (the "Company") is responsible for the preparation and integrity of information contained in the accompanying Consolidated Financial Statements. The Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles, and, where necessary, include amounts that are based on management's informed judgments and estimates. Management believes these consolidated statements present fairly Hartford Life Insurance Company's financial position and results of operations, and, that any other information contained in the Annual Report is consistent with the Consolidated Financial Statements.

Management has made available Hartford Life Insurance Company's financial records and related data to Arthur Andersen LLP, independent public accountants, in order for them to perform an audit of the Company's Consolidated Financial Statements. Their report appears on page F-2.

An essential element in meeting management's financial responsibilities is Hartford Life Insurance Company's system of internal controls. These controls, which include accounting controls and the internal auditing program, are designed to provide reasonable assurance that assets are safeguarded, and transactions are properly authorized, executed and recorded. The controls, which are documented and communicated to employees in the form of written codes of conduct and policies and procedures, provide for careful selection of personnel and for appropriate division of responsibility. Management continually monitors for compliance, while Hartford Life Insurance Company's internal auditors independently assess the effectiveness of the controls and make recommendations for improvement. Also, Arthur Andersen LLP took into consideration the Company's system of internal controls in determining the nature, timing and extent of their audit tests.

Another important element is management's recognition of its responsibility for fostering a strong, ethical climate, thereby ensuring that Hartford Life Insurance Company's affairs are transacted according to the highest standards of personal and professional conduct. Hartford Life Insurance Company has a long-standing reputation of integrity in business conduct and utilizes communication and education to create and fortify a strong compliance culture.

The Audit Committee of the Board of Directors of Hartford Life, Inc. (the "Committee"), the Company's ultimate parent, composed of non-employee directors, meets periodically with the external and internal auditors to evaluate the effectiveness of work performed by them in discharging their respective responsibilities and to assure their independence and free access to the Committee.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO HARTFORD LIFE INSURANCE COMPANY:

We have audited the accompanying Consolidated Balance Sheets of Hartford Life Insurance Company and subsidiaries as of December 31, 1998 and 1997, and the related Consolidated Statements of Income, Changes in Stockholder's Equity and Cash Flows for each of the three years in the period ended December 31, 1998. These Consolidated Financial Statements and the schedules referred to below are the responsibility of Hartford Life Insurance Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Hartford Life Insurance Company and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the Index to Consolidated Financial Statements and Schedules are presented for the purpose of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                             ARTHUR ANDERSEN LLP

Hartford, Connecticut
January 26, 1999

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                               For the years ended December 31,
                                                           -----------------------------------------
(In millions)                                               1998            1997           1996
----------------------------------------------------------------------------------------------------
REVENUES
Premiums and other considerations                         $ 2,218          $1,637         $ 1,705
Net investment income                                       1,759           1,368           1,397
Net realized capital (losses) gains                            (2)              4            (213)
----------------------------------------------------------------------------------------------------

        TOTAL REVENUES                                      3,975           3,009           2,889
        --------------------------------------------------------------------------------------------

BENEFITS, CLAIMS AND EXPENSES
Benefits, claims and claim adjustment expenses              1,911           1,379           1,535
Amortization of deferred policy acquisition costs             431             335             234
Dividends to policyholders                                    329             240             635
Other expenses                                                766             586             427
----------------------------------------------------------------------------------------------------

        TOTAL BENEFITS, CLAIMS AND EXPENSES                 3,437           2,540           2,831
        --------------------------------------------------------------------------------------------

        INCOME BEFORE INCOME TAX EXPENSE                      538             469              58
Income tax expense                                            188             167              20
----------------------------------------------------------------------------------------------------

        NET INCOME                                        $   350          $  302         $    38
----------------------------------------------------------------------------------------------------



























                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                   As of December 31,
                                                                                            ---------------------------
(In millions, except for share data)                                                              1998           1997
-----------------------------------------------------------------------------------------------------------------------
ASSETS
Investments
Fixed maturities, available for sale, at fair value (amortized cost of $14,505
   and $13,885)                                                                                  $ 14,818      $14,176
Equity securities, at fair value                                                                       31          180
Policy loans, at outstanding balance                                                                6,684        3,756
Other investments, at cost                                                                            264           47
-----------------------------------------------------------------------------------------------------------------------
      Total investments                                                                            21,797       18,159
Cash                                                                                                   17           54
Premiums receivable and agents' balances                                                               17           18
Reinsurance recoverables                                                                            1,257        6,114
Deferred policy acquisition costs                                                                   3,754        3,315
Deferred income tax                                                                                   464          348
Other assets                                                                                          695          682
Separate account assets                                                                            90,262       69,055
-----------------------------------------------------------------------------------------------------------------------
              TOTAL ASSETS                                                                       $118,263      $97,745
              ---------------------------------------------------------------------------------------------------------

LIABILITIES
Future policy benefits                                                                           $  3,595      $ 3,059
Other policyholder funds                                                                           19,615       21,034
Other liabilities                                                                                   2,094        2,254
Separate account liabilities                                                                       90,262       69,055
-----------------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES                                                                        115,566       95,402
         --------------------------------------------------------------------------------------------------------------

STOCKHOLDER'S EQUITY
Common stock - 1,000 shares authorized, issued and outstanding,
    par value $5,690                                                                                    6            6
Capital surplus                                                                                     1,045        1,045
Accumulated other comprehensive income
    Net unrealized capital gains on securities, net of tax                                            184          179
                                                                                                 ----------------------
   Total accumulated other comprehensive income                                                       184          179
                                                                                                 ----------------------
Retained earnings                                                                                   1,462        1,113
-----------------------------------------------------------------------------------------------------------------------
        TOTAL STOCKHOLDER'S EQUITY                                                                  2,697        2,343
        ---------------------------------------------------------------------------------------------------------------
              TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                         $118,263      $97,745
              ---------------------------------------------------------------------------------------------------------








                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY



                                                                                 ACCUMULATED OTHER
                                                                                    COMPREHENSIVE
                                                                                       INCOME
                                                                                 ------------------

                                                                                         NET
                                                                                  UNREALIZED CAPITAL
                                                                                  GAINS (LOSSES) ON                        TOTAL
                                                                       CAPITAL     SECURITIES, NET OF     RETAINED     STOCKHOLDER'S
(In millions)                                        COMMON STOCK      SURPLUS          TAX               EARNINGS        EQUITY
------------------------------------------------------------------------------------------------------------------------------------

1998

 Balance, December 31, 1997                             $  6           $1,045           $ 179            $ 1,113            $ 2,343
 Comprehensive income
 --------------------
 Net income                                              --              --              --                  350                350
                                                                                                                            -------
 Other comprehensive income, net of tax (1):
   Changes in net unrealized capital gains
     on securities (2)                                   --              --                 5               --                    5
                                                                                                                            -------
 Total other comprehensive income                                                                                                 5
                                                                                                                            -------
   Total comprehensive income                                                                                                   355
                                                                                                                            -------
 Dividends                                               --              --              --                   (1)                (1)
------------------------------------------------------------------------------------------------------------------------------------
    BALANCE, DECEMBER 31, 1998                          $  6           $1,045           $ 184            $ 1,462            $ 2,697
------------------------------------------------------------------------------------------------------------------------------------

1997

 Balance, December 31, 1996                             $  6           $1,045           $  30            $   811            $ 1,892
 Comprehensive income
 --------------------

 Net income                                              --              --              --                  302                302
                                                                                                                            -------
 Other comprehensive income, net of tax (1):
   Changes in net unrealized capital gains
     on securities (2)                                   --              --               149               --                  149
                                                                                                                            -------
 Total other comprehensive income                                                                                               149
                                                                                                                            -------
   Total comprehensive income                                                                                                   451
-----------------------------------------------------------------------------------------------------------------------------------
    BALANCE, DECEMBER 31, 1997                          $  6           $1,045           $ 179            $ 1,113            $ 2,343
------------------------------------------------------------------------------------------------------------------------------------

1996

 Balance, December 31, 1995                             $  6           $1,007           $ (57)           $   773            $ 1,729
  Comprehensive income
  --------------------

 Net income                                              --              --              --                   38                 38
                                                                                                                            -------
 Other comprehensive income, net of tax (1):
   Changes in net unrealized capital gains
     on securities (2)                                   --              --                87               --                   87
                                                                                                                            -------
 Total other comprehensive income                                                                                                87
                                                                                                                            -------
   Total comprehensive income                                                                                                   125
                                                                                                                            -------
 Capital contribution                                    --                38            --                 --                   38
------------------------------------------------------------------------------------------------------------------------------------
    BALANCE, DECEMBER 31, 1996                          $  6           $1,045           $  30            $   811            $ 1,892
------------------------------------------------------------------------------------------------------------------------------------

(1) Net unrealized capital gain on securities is reflected net of tax of $3, $80 and $47, as of December 31, 1998, 1997 and 1996, respectively.
(2) There was no reclassification adjustment for after-tax gains (losses) realized in net income for the years ended December 31, 1998 and 1997. December 31, 1996 is net of a $142 reclassification adjustment for after-tax losses realized in net income.




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                           For the years ended December 31,
                                                                                  --------------------------------------------------
(In millions)                                                                               1998             1997              1996
------------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income                                                                           $   350         $   302         $    38
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
   Depreciation and amortization                                                            (23)              8              14
   Net realized capital losses (gains)                                                        2              (4)            213
   Decrease in premiums receivable and agents' balances                                       1             119              10
   (Decrease) increase in other liabilities                                                 (79)            223             577
   Change in receivables, payables, and accruals                                             83             107             (22)
   Increase (decrease) in accrued taxes                                                      60             126             (91)
   (Increase) decrease in deferred income taxes                                            (118)             40            (102)
   Increase in deferred policy acquisition costs                                           (439)           (555)           (572)
   Increase in future policy benefits                                                       536             585             101
   (Increase) decrease in reinsurance recoverables and other related assets                  (2)             21            (146)
------------------------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                             371             972              20
------------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
   Purchases of investments                                                              (6,061)         (6,869)         (5,854)
   Sales of investments                                                                   4,901           4,256           3,543
   Maturity of investments                                                                1,761           2,329           2,693
------------------------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                                  601            (284)            382
------------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Capital contribution                                                                    --              --                38
   Net disbursements for investment and universal life-type contracts charged
     against policyholder accounts                                                       (1,009)           (677)           (443)
------------------------------------------------------------------------------------------------------------------------------------
      NET CASH USED FOR FINANCING ACTIVITIES                                             (1,009)           (677)           (405)
------------------------------------------------------------------------------------------------------------------------------------
   Net (decrease) increase in cash                                                          (37)             11              (3)
   Cash - beginning of year                                                                  54              43              46
------------------------------------------------------------------------------------------------------------------------------------
      CASH - END OF YEAR                                                                $    17         $    54         $    43
------------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------
NET CASH PAID DURING THE YEAR FOR:
Income taxes                                                                            $   263         $     9         $   189

NONCASH INVESTING ACTIVITIES:
Due to the recapture of an in force block of business previously ceded to MBL Life Assurance Co. of New Jersey, reinsurance recoverables of $4,546 were exchanged for the fair value of assets comprised of $4,354 in policy loans and $192 in other assets.










                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   (Dollar amounts in millions except per share data unless otherwise stated)

1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

These Consolidated Financial Statements include Hartford Life Insurance Company and its wholly-owned subsidiaries ("Hartford Life Insurance Company" or the "Company"), Hartford Life and Annuity Insurance Company (ILA) and Hartford International Life Reassurance Corporation (HLRe), formerly American Skandia Life Reinsurance Corporation. The Company is a wholly-owned subsidiary of Hartford Life and Accident Insurance Company (HLA), a wholly-owned subsidiary of Hartford Life, Inc. (Hartford Life). Hartford Life is a direct subsidiary of Hartford Accident and Indemnity Company (HA&I), an indirect subsidiary of The Hartford Financial Services Group, Inc. (The Hartford). Pursuant to an initial public offering (the "IPO") on May 22, 1997, Hartford Life sold 26 million shares of Class A Common Stock at $28.25 per share and received proceeds, net of offering expenses, of $687. Of the proceeds, $527 was used to retire debt related to Hartford Life's outstanding promissory notes and line of credit with the remaining $160 contributed by Hartford Life to HLA to support growth in its core businesses. Hartford Life became a publicly traded company upon the sale of 26 million shares representing approximately 18.6% of the equity ownership in Hartford Life. On December 19, 1995, ITT Industries, Inc. (formerly ITT Corporation) (ITT) distributed all the outstanding shares of capital stock of The Hartford to ITT stockholders of record on such date. As a result, The Hartford became an independent, publicly traded company.

Along with its parent, HLA, the Company is a leading financial services and insurance company which provides (a) investment products such as individual variable annuities and fixed market value adjusted annuities, deferred compensation and retirement plan services and mutual funds for savings and retirement needs; (b) life insurance for income protection and estate planning; and (c) employee benefits products such as group life and disability insurance that is directly written by the Company and is substantially ceded to its parent, HLA, and (d) corporate owned life insurance.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

(b) CHANGES IN ACCOUNTING PRINCIPLES

In November 1998, the Emerging Issues Task Force (EITF) reached consensus on Issue No. 98-15, "Structured Notes Acquired for a Specific Investment Strategy". This EITF issue requires companies to account for structured notes acquired for a specific investment strategy, as a unit. Affected companies that entered into these notes prior to September 25, 1998 are required to either restate prior period financial statements to conform with the prescribed unit accounting model or disclose the related impact on earnings for all periods presented and cumulatively over the life of the instruments had the registrant accounted for the structure as a unit. Based upon recently prescribed current generally accepted accounting principles for such types of transactions entered into after September 24, 1998, there was no additional earnings impact to the Company related to combined structured note transactions. As of December 31, 1998, the Company does not hold any combined structured notes.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". The new standard establishes accounting and reporting guidance for derivative instruments, including certain derivative instruments embedded in other contracts. The standard requires, among other things, that all derivatives be carried on the balance sheet at fair value. The standard also specifies hedge accounting criteria under which a derivative can qualify for special accounting. In order to receive special accounting, the derivative instrument must qualify as either a hedge of the fair value or the variability of the cash flow of a qualified asset or liability. Special accounting for qualifying hedges provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of the corresponding changes in value of the hedged item. SFAS No. 133 will be effective for fiscal years beginning after June 15, 1999. Initial application for Hartford Life Insurance Company will begin for the first quarter of the year 2000. While Hartford Life Insurance Company is currently in the process of quantifying the impact of SFAS No. 133, the Company is reviewing its derivative holdings in order to take actions needed to minimize potential volatility, while at the same time maintaining the economic protection needed to support the goals of its business.

In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP provides guidance on accounting for the costs of internal use software and in determining whether the software is for internal use. The SOP defines internal use software as software that is acquired, internally developed, or modified solely to meet internal needs and identifies stages of software development and accounting for the related costs incurred during the stages. This statement is effective for fiscal years beginning after December 15, 1998 and is not expected to have a material impact on the Company's financial condition or results of operations.

Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of this statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income is the total of net income and all other nonowner changes in equity. Accordingly, the Company has reported comprehensive income in the Consolidated Statements of Changes in Stockholder's Equity.

In December 1997, the AICPA issued SOP No. 97-3 "Accounting by Insurance and Other Enterprises for Insurance Related Assessments". This SOP provides guidance on accounting by insurance and other enterprises for assessments related to insurance activities. Specifically, the SOP provides guidance on when a guaranty fund or other assessment should be recognized, how to measure the liability, and what information should be disclosed. This SOP will be effective for fiscal years beginning after December 15, 1998. Adoption of SOP 97-3 is not expected to have a material impact on the Company's financial condition or results of operations.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The new standard requires public business enterprises to disclose certain financial and descriptive information about reportable operating segments in annual financial statements and in condensed financial statements of interim periods. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company adopted SFAS No. 131 in 1998. For additional information, see Note 13.

On November 14, 1996, the EITF reached a consensus on Issue No. 96-12, "Recognition of Interest Income and Balance Sheet Classification of Structured Notes". This EITF issue requires companies to record income on certain structured securities on a retrospective interest method. The Company adopted EITF No. 96-12 for structured securities acquired after November 14, 1996. Adoption of EITF No. 96-12 did not have a material effect on the Company's financial condition or results of operations.

In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" which is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. This statement established criteria for determining whether transferred assets should be accounted for as sales or secured borrowings. Adoption of SFAS No. 125 did not have a material effect on the Company's financial condition or results of operations.

Effective January 1, 1996, Hartford Life Insurance Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ". This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed. Adoption of SFAS No. 121 did not have a material effect on the Company's financial condition or results of operations.

The Company's cash flows were not impacted by these changes in accounting principles.

(C) REVENUE RECOGNITION

Revenues for investment products and universal life-type policies consist of policy charges for policy administration, cost of insurance and surrender charges assessed to policy account balances and are recognized in the period in which services are provided. Premiums for traditional life insurance policies are recognized as revenues when they are due from policyholders.

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

(E) INVESTMENTS

Hartford Life Insurance Company's investments in fixed maturities include bonds and commercial paper which are considered "available for sale" and accordingly are carried at fair value with the after-tax difference from cost reflected as a component of stockholder's equity designated "net unrealized capital gains on securities, net of tax". Equity securities, which include common and non-redeemable preferred stocks, are carried at fair values with the after-tax difference from cost reflected in stockholder's equity. Policy loans are carried at outstanding balance which approximates fair value. Realized capital gains and losses on security transactions associated with the Company's immediate participation guaranteed contracts are excluded from revenues and deferred over the expected maturity of the securities, since under the terms of the contracts the realized gains and losses will be credited to policyholders in future years as they are entitled to receive them. Net realized capital gains and losses, excluding those related to immediate participation guaranteed contracts, are reported as a component of revenue and are determined on a specific identification basis.

The Company's accounting policy for impairment requires recognition of an other than temporary impairment charge on a security if it is determined that the Company is unable to recover all amounts due under the contractual obligations of the security. In addition, for securities expected to be sold, an other than temporary impairment charge is recognized if the Company does not expect the fair value of a security to recover to cost or amortized cost prior to the expected date of sale. Once an impairment charge has been recorded, the Company then continues to review the other than temporarily impaired securities for additional impairment, if necessary.

(F) DERIVATIVE INSTRUMENTS

Hartford Life Insurance Company uses a variety of derivative instruments including swaps, caps, floors, forwards and exchange traded financial futures and options as part of an overall risk management strategy. These instruments are used as a means of hedging exposure to price, foreign currency and/or interest rate risk on planned investment purchases or existing assets and liabilities. The Company does not hold or issue derivative instruments for trading purposes. Hartford Life Insurance Company's accounting for derivative instruments used to manage risk is in accordance with the concepts established in SFAS No. 80, "Accounting for Futures Contracts", SFAS No. 52, "Foreign Currency Translation", AICPA SOP 86-2, "Accounting for Options" and various EITF pronouncements. Written options are used, in all cases in conjunction with other assets and derivatives, as part of the Company's asset and liability management strategy. Derivative instruments are carried at values consistent with the asset or liability being hedged. Derivative instruments used to hedge fixed maturities or equity securities are carried at fair value with the after-tax difference from cost reflected in Stockholder's Equity. Derivative instruments used to hedge other invested assets or liabilities are carried at cost. For a discussion of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" issued in June 1998, see (b) Changes in Accounting Principles.

Derivative instruments must be designated at inception as a hedge and measured for effectiveness both at inception and on an ongoing basis. Hartford Life Insurance Company's correlation threshold for hedge designation is 80% to 120%. If correlation, which is assessed monthly and measured based on a rolling three month average, falls outside the 80% to 120% range, hedge accounting will be terminated. Derivative instruments used to create a synthetic asset must meet synthetic accounting criteria including designation at inception and consistency of terms between the synthetic and the instrument being replicated. Consistent with industry practice, synthetic instruments are accounted for like the financial instrument it is intended to replicate. Derivative instruments which fail to meet risk management criteria, subsequent to acquisition, are marked to market with the impact reflected in the Consolidated Statements of Income.

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

Interest rate swaps involve the periodic exchange of payments without the exchange of underlying principal or notional amounts. Net receipts or payments are accrued and recognized over the life of the swap agreement as an adjustment to investment income. Should the swap be terminated, the gain or loss is adjusted into the basis of the asset or liability and amortized over the remaining life. Should the hedged asset be sold or liability terminated without terminating the swap position, any swap gains or losses are immediately recognized in net investment income. Interest rate swaps purchased in anticipation of an asset purchase (anticipatory transaction) are recognized consistent with the underlying asset components such that the settlement component is recognized in the Consolidated Statements of Income while the change in market value is recognized as an unrealized capital gain or loss.

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

(G) SEPARATE ACCOUNTS

Hartford Life Insurance Company maintains separate account assets and liabilities which are reported at fair value. Separate account assets are segregated from other investments. Separate accounts reflect two categories of risk assumption: non-guaranteed separate accounts, wherein the policyholder assumes the investment risk and rewards, and guaranteed separate account assets, wherein the Company contractually guarantees either a minimum return or account value to the policyholder.

(H) DEFERRED POLICY ACQUISITION COSTS

Policy acquisition costs, which include commissions and certain underwriting expenses associated with acquiring business, are deferred and amortized over the estimated lives of the contracts, usually 20 years. Generally, acquisition costs are deferred and amortized using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of expected gross profits from surrender charges, investment charges, mortality and expense margins. Actual gross profits can vary from management's estimates resulting in increases or decreases in the rate of amortization. Management periodically updates these estimates, when appropriate, and evaluates the recoverability of the deferred acquisition cost asset. When appropriate, management revises its assumptions on the estimated gross profits of these contracts and the cumulative amortization for the books of business are re-estimated and adjusted by a cumulative charge or credit to income.

Acquisition costs and their related deferral are included in the Company's other expenses as follows:

                                                                                    1998              1997              1996
----------------------------------------------------------------------------------------------------------------------------------
Commissions                                                                       $ 1,069             $ 976                $ 848
Deferred acquisition costs                                                           (891)             (862)                (823)
Other                                                                                 588               472                  402
----------------------------------------------------------------------------------------------------------------------------------
    Total other expenses                                                          $   766             $ 586                $ 427
----------------------------------------------------------------------------------------------------------------------------------

(I) DIVIDENDS TO POLICYHOLDERS

Certain life insurance policies contain dividend payment provisions that enable the policyholder to participate in the earnings on that participating block of business. The participating insurance in force accounted for 71%, 55% and 44% in 1998, 1997 and 1996, respectively, of total insurance in force.

3.  INVESTMENTS AND DERIVATIVE INSTRUMENTS

                                                                                      For the years ended December 31,
                                                                           -------------------------------------------------------
                                                                                    1998              1997              1996
----------------------------------------------------------------------------------------------------------------------------------
(A) COMPONENTS OF NET INVESTMENT INCOME

Interest income from fixed maturities                                              $   952            $   932            $   918
Interest income from policy loans                                                      789                425                477
Income from other investments                                                           32                 26                 15
----------------------------------------------------------------------------------------------------------------------------------
Gross investment income                                                              1,773              1,383              1,410
Less: Investment expenses                                                               14                 15                 13
----------------------------------------------------------------------------------------------------------------------------------
   NET INVESTMENT INCOME                                                           $ 1,759            $ 1,368            $ 1,397
----------------------------------------------------------------------------------------------------------------------------------

(B) COMPONENTS OF NET REALIZED CAPITAL (LOSSES) GAINS

Fixed maturities                                                                   $   (28)           $    (7)           $  (201)
Equity securities                                                                       21                 12                  2
Real estate and other                                                                    5                 (1)                (4)
Less:  Decrease in liability to policyholders for realized capital gains                --                 --                (10)
----------------------------------------------------------------------------------------------------------------------------------
   NET REALIZED CAPITAL (LOSSES) GAINS                                             $    (2)           $     4            $  (213)
----------------------------------------------------------------------------------------------------------------------------------


(C) NET UNREALIZED CAPITAL (LOSSES) GAINS ON EQUITY SECURITIES

Gross unrealized capital gains                                                     $     2            $    14            $    13
Gross unrealized capital losses                                                         (1)                --                 (1)
----------------------------------------------------------------------------------------------------------------------------------
Net unrealized capital gains                                                             1                 14                 12
Deferred income tax expense                                                             --                  5                  4
----------------------------------------------------------------------------------------------------------------------------------
Net unrealized capital gains, net of tax                                                 1                  9                  8
Balance - beginning of year                                                              9                  8                  1
----------------------------------------------------------------------------------------------------------------------------------
   NET CHANGE IN UNREALIZED CAPITAL GAINS ON EQUITY SECURITIES                     $    (8)           $     1            $     7
----------------------------------------------------------------------------------------------------------------------------------

(D) NET UNREALIZED CAPITAL GAINS (LOSSES) ON FIXED MATURITIES

Gross unrealized capital gains                                                     $   421            $   371            $   386
Gross unrealized capital losses                                                       (108)               (80)              (341)
Unrealized capital gains credited to policyholders                                     (32)               (30)               (11)
----------------------------------------------------------------------------------------------------------------------------------
Net unrealized capital gains                                                           281                261                 34
Deferred income tax expense                                                             98                 91                 12
----------------------------------------------------------------------------------------------------------------------------------
Net unrealized capital gains, net of tax                                               183                170                 22
Balance - beginning of year                                                            170                 22                (58)
----------------------------------------------------------------------------------------------------------------------------------
   NET CHANGE IN UNREALIZED CAPITAL GAINS (LOSSES) ON FIXED MATURITIES             $    13            $   148            $    80
----------------------------------------------------------------------------------------------------------------------------------

(E) FIXED MATURITY INVESTMENTS

                                                                                      As of December 31, 1998
                                                                   -----------------------------------------------------------------
                                                                                        Gross          Gross
                                                                    Amortized        Unrealized      Unrealized
                                                                      Cost              Gains          Losses         Fair Value
------------------------------------------------------------------------------------------------------------------------------------

  U. S. Government and Government agencies and authorities
    (guaranteed and sponsored)                                       $   121           $  2           $--              $   123
  U. S. Government and Government agencies and authorities
    (guaranteed and sponsored) - asset backed                          1,001             23              (8)             1,016
  States, municipalities and political subdivisions                      165              8            --                  173
  International governments                                              393             26              (7)               412
  Public utilities                                                       844             33              (3)               874
  All other corporate including international                          5,469            260             (42)             5,687
  All other corporate - asset backed                                   4,155             58             (42)             4,171
  Short-term investments                                               1,847            --             --                1,847
  Certificates of deposit                                                510             11              (6)               515
------------------------------------------------------------------------------------------------------------------------------------
    TOTAL FIXED MATURITIES                                           $14,505           $421           $(108)           $14,818
------------------------------------------------------------------------------------------------------------------------------------

                                                                                      As of December 31, 1997
                                                                   -----------------------------------------------------------------
                                                                                        Gross             Gross
                                                                    Amortized        Unrealized        Unrealized
                                                                      Cost              Gains            Losses         Fair Value
------------------------------------------------------------------------------------------------------------------------------------

U. S. Government and Government agencies and authorities
  (guaranteed and sponsored)                                        $   217            $  3            $ (1)            $   219
U. S. Government and Government agencies and authorities
  (guaranteed and sponsored) - asset backed                           1,175              64             (35)              1,204
States, municipalities and political subdivisions                       211               7              (1)                217
International governments                                               376              20              (3)                393
Public utilities                                                        871              26              (3)                894
All other corporate including international                           5,033             200             (25)              5,208
All other corporate - asset backed                                    4,091              41              (8)              4,124
Short-term investments                                                1,318             --              --                1,318
Certificates of deposit                                                 593              10              (4)                599
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL FIXED MATURITIES                                            $13,885            $371            $(80)            $14,176
------------------------------------------------------------------------------------------------------------------------------------

The amortized cost and estimated fair value of fixed maturity investments as of December 31, 1998 by estimated maturity year are shown below. Expected maturities differ from contractual maturities due to call or prepayment provisions. Asset backed securities, including mortgage backed securities and collateralized mortgage obligations, are distributed to maturity year based on the Company's estimates of the rate of future prepayments of principal over the remaining lives of the securities. These estimates are developed using prepayment speeds provided in broker consensus data. Such estimates are derived from prepayment speeds experienced at the interest rate levels projected for the applicable underlying collateral and can be expected to vary from actual experience.


MATURITY                                                                         Amortized Cost               Fair Value
------------------------------------------------------------------------------------------------------------------------------------
One year or less                                                                     $ 3,047                    $ 3,116
Over one year through five years                                                       4,796                      4,843
Over five years through ten years                                                      3,242                      3,318
Over ten years                                                                         3,420                      3,541
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL                                                                           $14,505                    $14,818
------------------------------------------------------------------------------------------------------------------------------------

Sales of fixed maturities, excluding short-term fixed maturities, for the years ended December 31, 1998, 1997 and 1996 resulted in proceeds of $3.2 billion, $4.2 billion and $3.5 billion, gross realized capital gains of $103, $169 and $87, gross realized capital losses

(including writedowns) of $131, $176 and $298, respectively. In 1996, gross realized capital losses includes an other than temporary impairment of $137 related to the Company's block of guaranteed investment contract business written prior to 1995 which could not recover to amortized cost prior to sale. Sales of equity security investments for the years ended December 31, 1998, 1997 and 1996 resulted in proceeds of $35, $132 and $74 and gross realized capital gains of $21, $12 and $2, respectively, and no gross realized capital losses for all periods.

(F) CONCENTRATION OF CREDIT RISK

The Company is not exposed to any significant concentration of credit risk in fixed maturities of a single issuer greater than 10% of stockholder's equity.

(G) DERIVATIVE INSTRUMENTS

Hartford Life Insurance Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards and exchange traded futures and options, in accordance with Company policy and in order to achieve one of three Company approved objectives: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; or, to control transactions costs. The Company utilizes derivative instruments to manage market risk through four principal risk management strategies: hedging anticipated transactions, hedging liability instruments, hedging invested assets and hedging portfolios of assets and/or liabilities. The Company does not trade in these instruments for the express purpose of earning trading profits.

Hartford Life Insurance Company maintains a derivatives counterparty exposure policy which establishes market-based credit limits, favors long-term financial stability and creditworthiness, and typically requires credit enhancement/credit risk reducing agreements. Credit risk is measured as the amount owed to the Company based on current market conditions and potential payment obligations between the Company and its counterparties. Credit exposures are quantified weekly and netted, and collateral is pledged to or held by the Company to the extent the current value of derivatives exceed exposure policy thresholds.

Hartford Life Insurance Company's derivative program is monitored by an internal compliance unit and is reviewed by senior management and Hartford Life's Finance Committee of the Board of Directors. Notional amounts, which represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk, pertaining to derivative financial instruments (excluding the Company's guaranteed separate account derivative investments), totaled $6.2 billion and $6.5 billion ($3.9 billion and $4.6 billion related to the Company's investments, $2.3 billion and $1.9 billion on the Company's liabilities) as of December 31, 1998 and 1997, respectively.

The tables below provide a summary of derivative instruments held by Hartford Life Insurance Company as of December 31, 1998 and 1997, segregated by major investment and liability category:

                  1998                                                  AMOUNT HEDGED (NOTIONAL AMOUNTS)
------------------------------------------------------------------------------------------------------------------------------------
                                             Total                   Purchased                   Interest     Foreign        Total
                                            Carrying   Issued Caps     Caps &                      Rate       Currency      Notional
ASSETS HEDGED                                Value       & Floors      Floors     Futures (2)     Swaps       Swaps (3)       Amount
------------------------------------------------------------------------------------------------------------------------------------
Asset backed securities (excluding
  inverse floaters and anticipatory)     $ 5,163       $    -         $  188        $     3      $    885     $     -      $   1,076
Inverse floaters (1)                          24            44            55             --            --          --             99
Anticipatory  (4)                            --            --             --             --           235          --            235
Other bonds and notes                      7,683           461           597             18         1,300          90          2,466
Short-term investments                     1,948           --             --             --            --          --            --
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL FIXED MATURITIES               14,818           505           840             21         2,420          90          3,876
Equity securities, policy loans and
  other investments                        6,979           --             --             --           --           --           --
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL INVESTMENTS                   $21,797           505           840             21         2,420          90          3,876
     OTHER POLICYHOLDER FUNDS            $19,615         1,100            50             --         1,195          --          2,345
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL DERIVATIVE INSTRUMENTS - NOTIONAL VALUE     $ 1,605        $  890        $    21      $  3,615     $    90      $   6,221
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL DERIVATIVE INSTRUMENTS - FAIR VALUE         $    (6)       $   19        $    --      $     27     $    (7)     $      33
------------------------------------------------------------------------------------------------------------------------------------

                  1997                                                  AMOUNT HEDGED (NOTIONAL AMOUNTS)
------------------------------------------------------------------------------------------------------------------------------------
                                           Total                   Purchased                   Interest     Foreign        Total
                                          Carrying   Issued Caps     Caps &                      Rate       Currency     Notional
ASSETS HEDGED                              Value       & Floors      Floors     Futures (2)     Swaps      Swaps (3)      Amount
------------------------------------------------------------------------------------------------------------------------------------
Asset backed securities  (excluding
  inverse floaters and anticipatory)      $  5,253    $     500    $ 1,404        $  28      $   221      $     -         $    2,153
Inverse floaters (1)                            75           47         80           -            25            -                152
Anticipatory (4)                                 -            -         -            -            -             -                 -
Other bonds and notes                        7,531          462        460           22        1,258           91              2,293
Short-term investments                       1,317            -         -            -            -             -                -
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL FIXED MATURITIES                 14,176        1,009      1,944           50        1,504           91              4,598
Equity securities, policy loans and
  other investments                          3,983          -           -            -            -             -                  -
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL INVESTMENTS                    $ 18,159        1,009      1,944           50        1,504           91              4,598
     OTHER POLICYHOLDER FUNDS             $ 21,034           10        150           -         1,747            -              1,907
     TOTAL DERIVATIVE INSTRUMENTS - NOTIONAL VALUE    $   1,019    $ 2,094        $  50     $  3,251      $    91         $    6,505
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL DERIVATIVE INSTRUMENTS - FAIR VALUE        $     (8)    $    23        $  -      $     19      $    (6)        $       28
------------------------------------------------------------------------------------------------------------------------------------

(1) Inverse floaters are variations of collateralized mortgage obligations (CMO's) for which the coupon rates move inversely with an index rate such as the London Interbank Offered Rate (LIBOR). The risk to principal is considered negligible as the underlying collateral for the securities is guaranteed or sponsored by government agencies. To address the volatility risk created by the coupon variability, the Company uses a variety of derivative instruments, primarily interest rate swaps, caps and floors.
(2) As of December 31, 1998 and 1997, approximately 5% and 44% , respectively, of the notional futures contracts expire within one year.
(3) As of December 31, 1998 and 1997, approximately 11% and 16%, respectively, of foreign currency swaps expire within one year.
(4) Deferred gains and losses on anticipatory transactions are included in the carrying value of fixed maturities in the Consolidated Balance Sheets. At the time of the ultimate purchase, they are reflected as a basis adjustment to the purchased asset. As of December 31, 1998 and 1997, the Company had no deferred gains for interest rate swaps. During 1998, $1.5 in deferred gains were basis adjusted.

The following is a reconciliation of notional amounts by derivative type and strategy as of December 31, 1998 and 1997:


                                   December 31, 1997                                   Maturities/        December 31, 1998
                                   Notional Amount           Additions               Terminations (1)      Notional Amount
----------------------------------------------------------------------------------------------------------------------------
BY DERIVATIVE TYPE
Caps                                  $1,239                    $1,000                    $  327                    $1,912
Floors                                 1,864                       -                       1,281                       583
Swaps/ Forwards                        3,342                     1,838                     1,475                     3,705
Futures                                   50                         8                        37                        21
Options                                   10                       -                          10                       -
----------------------------------------------------------------------------------------------------------------------------
   TOTAL                              $6,505                    $2,846                    $3,130                    $6,221
----------------------------------------------------------------------------------------------------------------------------

BY STRATEGY
Liability                             $1,907                    $1,099                    $  661                    $2,345
Anticipatory                             -                         242                         7                       235
Asset                                  1,805                     1,260                       667                     2,398
Portfolio                              2,793                       245                     1,795                     1,243
----------------------------------------------------------------------------------------------------------------------------
   TOTAL                              $6,505                    $2,846                    $3,130                    $6,221
----------------------------------------------------------------------------------------------------------------------------

(1) During 1998, the Company had no significant gains or losses on terminations of hedge positions using derivative financial instruments.

4.  FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107 "Disclosure about Fair Value of Financial Instruments" requires disclosure of fair value information of financial instruments. For certain financial instruments where quoted market prices are not available, other independent valuation techniques and assumptions are used. Because considerable judgment is used, these estimates are not necessarily indicative of amounts that could be realized in a current market exchange. SFAS No. 107 excludes certain financial instruments from disclosure, including insurance contracts. Hartford Life Insurance Company uses the following methods and assumptions in estimating the fair value of each class of financial instrument.

Fair value for fixed maturities and marketable equity securities approximates those quotations published by applicable stock exchanges or received from other reliable sources.

For policy loans, carrying amounts approximate fair value.

Fair value for other invested assets primarily consist of partnerships and trusts that are based on external market valuations from partnership and trust management as well as mortgage loans where carrying amounts approximate fair value.

Other policyholder funds fair value information is determined by estimating future cash flows, discounted at the current market rate.

The fair value of derivative financial instruments, including swaps, caps, floors, futures, options and forward commitments, is determined using a pricing model which is validated through periodic comparison to dealer quoted prices.

The carrying amount and fair values of Hartford Life Insurance Company's financial instruments as of December 31, 1998 and 1997 were as follows:

                                                                  1998                                        1997
                                                ------------------------------------------------------------------------------------
                                               Carrying Amount        Fair Value              Carrying Amount           Fair Value
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
  Fixed maturities                              $14,818                  $14,818                  $14,176                  $14,176
  Equity securities                                  31                       31                      180                      180
  Policy loans                                    6,684                    6,684                    3,756                    3,756
  Other investments                                 264                      309                       47                       91
LIABILITIES
  Other policyholder funds (1)                   11,709                   11,726                   11,769                   11,755
------------------------------------------------------------------------------------------------------------------------------------

(1) Excludes corporate owned life insurance and universal life insurance contracts.

5.  SEPARATE ACCOUNTS

Hartford Life Insurance Company maintained separate account assets and liabilities totaling $90.3 billion and $69.1 billion as of December 31, 1998 and 1997, respectively, which are reported at fair value. Separate account assets, which are segregated from other investments, reflect two categories of risk assumption: non-guaranteed separate accounts totaling $80.6 billion and $58.6 billion as of December 31, 1998 and 1997, respectively, wherein the policyholder assumes the investment risk, and guaranteed separate accounts totaling $9.7 and $10.5 billion as of December 31, 1998 and 1997, respectively, wherein Hartford Life Insurance Company contractually guarantees either a minimum return or account value to the policyholder. Included in non-guaranteed separate account assets were policy loans totaling $1.8 billion and $1.9 billion as of December 31, 1998 and 1997, respectively. Net investment income (including net realized capital gains and losses) and interest credited to policyholders on separate account assets are not reflected in the Consolidated Statements of Income.

Separate account management fees and other revenues were $908, $699 and $538 in 1998, 1997 and 1996, respectively. The guaranteed separate accounts include fixed market value adjusted (MVA) individual annuity and modified guaranteed life insurance. The average credited interest rate on these contracts was 6.6% and 6.5% as of December 31, 1998 and 1997, respectively. The assets that support these liabilities were comprised of $9.5 billion and $10.2 billion in fixed maturities as of December 31, 1998 and 1997, respectively. The portfolios are segregated from other investments and are managed to minimize liquidity and interest rate risk. In order to minimize the risk of disintermediation associated with early withdrawals, fixed MVA annuity and modified guaranteed life insurance contracts carry a graded surrender charge as well as a market value adjustment. Additional investment risk is hedged using a variety of derivatives which totaled $40 and $119 in carrying value and $3.5 billion and $3.0 billion in notional amounts as of December 31, 1998 and 1997, respectively.

6.  STATUTORY RESULTS

                                                                      For the years ended December 31,
                                          ------------------------------------------------------------------------------------------
                                                           1998                           1997                      1996
------------------------------------------------------------------------------------------------------------------------------------
Statutory net income                        $                211              $            214           $             144
------------------------------------------------------------------------------------------------------------------------------------
Statutory surplus                           $              1,676              $          1,441           $           1,207
------------------------------------------------------------------------------------------------------------------------------------

A significant percentage of the consolidated statutory surplus is permanently reinvested or is subject to various state regulatory restrictions which limit the payment of dividends without prior approval. The total amount of statutory dividends which may be paid by the insurance subsidiaries of the Company in 1999 is estimated to be $168.

Hartford Life Insurance Company and its domestic insurance subsidiaries prepare their statutory financial statements in accordance with accounting practices prescribed by the State of Connecticut. Prescribed statutory accounting practices include publications of the National Association of Insurance Commissioners, as well as state laws, regulations, and general administrative rules.

7.  STOCK COMPENSATION PLANS

Hartford Life Insurance Company's employees are included in the 1997 Hartford Life, Inc. Incentive Stock Plan (the "Plan"), which was adopted during the second quarter of 1997. Under the Plan, options granted may be either non-qualified options or incentive stock options qualifying under Section 422A of the Internal Revenue Code. The aggregate number of shares of Class A Common Stock which may be awarded in any one year shall be subject to an annual limit. The maximum number of shares of Class A Common Stock which may be granted under the Plan in each year shall be 1.5% of the total issued and outstanding shares of Hartford Life Class A Common Stock and treasury stock as reported in the Annual Report on Hartford Life's Form 10-K for the preceding year plus unused portions of such limit from prior years. In addition, no more than 5 million shares of Class A Common Stock shall be cumulatively available for awards of incentive stock options under the Plan, and no more than 20% of the total number of shares on a cumulative basis shall be available for restricted stock and performance shares.

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

Also included in the Plan are long-term performance awards which become payable upon the attainment of specific performance goals achieved over a three year period.

During the second quarter of 1997, Hartford Life established the Hartford Life, Inc. Employee Stock Purchase Plan (ESPP). Under this plan, eligible employees of Hartford Life and the Company may purchase Class A Common Stock of Hartford Life at a 15% discount from the lower of the market price at the beginning or end of the quarterly offering period. Hartford Life may sell up to 2,700,000 shares of stock to eligible employees. Hartford Life sold 121,943 and 54,316 shares under the ESPP in 1998 and 1997, respectively. The weighted average fair value of the discount under the ESPP was $13.80 per share in 1998 and $9.63 per share in 1997.

8.  POSTRETIREMENT BENEFIT AND SAVINGS PLANS

(A) PENSION PLANS

Hartford Life Insurance Company's employees are included in The Hartford's noncontributory defined benefit pension plans. These plans provide pension benefits that are based on years of service and the employee's compensation during the last ten years of employment. The Company's funding policy is to contribute annually an amount between the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, as amended, and the maximum amount that can be deducted for U.S. Federal income tax purposes. Generally, pension costs are funded through the purchase of the Company's group pension contracts. The cost to the Company was approximately $6 in 1998 and $5 in both 1997 and 1996.

The Company also provides, through The Hartford, certain health care and life insurance benefits for eligible retired employees. A substantial portion of the Company's employees may become eligible for these benefits upon retirement. The Company's contribution for health care benefits will depend on the retiree's date of retirement and years of service. In addition, the plan has a defined dollar cap which limits average Company contributions. The Company has prefunded a portion of the health care and life insurance obligations through trust funds where such prefunding can be accomplished on a tax effective basis. Postretirement health care and life insurance benefits expense, allocated by The Hartford, was immaterial to the results of operations for 1998, 1997 and 1996.

The assumed rate in the per capita cost of health care (the health care trend rate) was 7.8% for 1998, decreasing ratably to 5.0% in the year 2003. Increasing the health care trend rates by one percent per year would have an immaterial impact on the accumulated postretirement benefit obligation and the annual expense. To the extent that the actual experience differs from the inherent assumptions, the effect will be amortized over the average future service of covered employees.

(B) INVESTMENT AND SAVINGS PLAN

Substantially all employees of the Company are eligible to participate in The Hartford's Investment and Savings Plan. Under this plan, designated contributions, which may be invested in Class A Common Stock of Hartford Life or certain other investments, are matched, up to 3% of compensation, by the Company. The cost to Hartford Life Insurance Company for the above-mentioned plan was approximately $4 and $2 in 1998 and 1997, respectively.

9.  REINSURANCE

Hartford Life Insurance Company cedes insurance to other insurers, including its parent, HLA, in order to limit its maximum loss. Such transfer does not relieve the Company of its primary liability. The Company also assumes insurance from other insurers. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk.

Net premiums and other considerations were comprised of the following:

                                                                             For the years ended December 31,
                                                   ---------------------------------------------------------------------------------
                                                                1998                       1997                        1996
------------------------------------------------------------------------------------------------------------------------------------
Gross premiums                                        $         2,722             $         2,164          $            2,138
Assumed                                                           150                         159                         190
Ceded                                                            (654)                       (686)                       (623)
------------------------------------------------------------------------------------------------------------------------------------
   NET PREMIUMS AND OTHER CONSIDERATIONS              $         2,218            $          1,637          $            1,705
------------------------------------------------------------------------------------------------------------------------------------

The Company ceded approximately $128, $76 and $100 of group life premium to HLA in 1998, 1997 and 1996, respectively, representing $38.4 billion, $33.6 billion and $33.3 billion of insurance in force, respectively. The Company ceded $383, $339 and $318 of accident and health premium to HLA in 1998, 1997 and 1996, respectively. The Company assumed $82, $89 and $101 of premium in 1998, 1997 and 1996, respectively, representing $7.4 billion, $8.2 billion and $8.5 billion of individual life insurance in force, respectively, from HLA.

Life reinsurance recoveries, which reduce death and other benefits, approximated $97, $158 and $140 for the years ended December 31, 1998, 1997 and 1996, respectively.

Hartford Life Insurance Company has no significant reinsurance-related concentrations of credit risk.

10.  INCOME TAX

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

As long as The Hartford continues to own at least 80% of the combined voting power and 80% of the value of the outstanding capital stock of Hartford Life, the Company will be included for Federal income tax purposes in the affiliated group of which The Hartford is the common parent. It is the intention of The Hartford and its non-life subsidiaries to file a single consolidated Federal income tax return. The life insurance companies will file a separate consolidated federal income tax return. The Company's effective tax rate was 35%, 36% and 35% in 1998, 1997 and 1996, respectively.

Income tax expense is as follows:

                                                                          For the years ended December 31,
                                                 -----------------------------------------------------------------------------------
                                                              1998                        1997                        1996
------------------------------------------------------------------------------------------------------------------------------------
Current                                            $            307             $            162           $             118
Deferred                                                       (119)                           5                         (98)
------------------------------------------------------------------------------------------------------------------------------------
   INCOME TAX EXPENSE                              $            188             $            167           $              20
------------------------------------------------------------------------------------------------------------------------------------

A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision for income taxes is as follows:

                                                                                     For the years ended December 31,
                                                                      --------------------------------------------------------------
                                                                            1998                   1997                  1996
------------------------------------------------------------------------------------------------------------------------------------
Tax provision at the U.S. Federal statutory rate                    $         188          $         164         $          20
Other                                                                           -                      3                     -
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL                                                            $         188          $         167         $          20
------------------------------------------------------------------------------------------------------------------------------------

Deferred tax assets (liabilities) include the following as of December 31:

                                                                                      1998                               1997
                                                                           ---------------------------------------------------------
Tax basis deferred policy acquisition costs                               $              751             $                 639
Financial statement deferred policy acquisition costs and reserves                       103                                69
Employee benefits                                                                          4                                 8
Net unrealized capital gains on securities                                               (98)                              (96)
Investments and other                                                                   (296)                             (272)
------------------------------------------------------------------------------------------------------------------------------------
    TOTAL                                                                 $              464             $                 348
------------------------------------------------------------------------------------------------------------------------------------

Hartford Life Insurance Company had a current tax payable of $65 and $64 as of December 31, 1998 and 1997, respectively.

Prior to the Tax Reform Act of 1984, the Life Insurance Company Income Tax Act of 1959 permitted the deferral from taxation of a portion of statutory income under certain circumstances. In these situations, the deferred income was accumulated in a "Policyholders' Surplus Account" and, based on current tax law, will be taxable in the future only under conditions which management considers to be remote; therefore, no Federal income taxes have been provided on this deferred income. The balance for tax return purposes of the Policyholders' Surplus Account as of December 31, 1998 was $104.

11.  RELATED PARTY TRANSACTIONS

Transactions of the Company with HA&I and its affiliates relate principally to tax settlements, reinsurance, insurance coverage, rental and service fees, payment of dividends and capital contributions. In addition, certain affiliated insurance companies purchased group annuity contracts from the Company to fund pension costs and claim annuities to settle casualty claims. Substantially all general insurance expenses related to the Company, including rent and employee benefit plan expenses, are initially paid by The Hartford. Direct expenses are allocated to the Company using specific identification, and indirect expenses are allocated using other applicable methods. Indirect expenses include those for corporate areas which, depending on type, are allocated based on either a percentage of direct expenses or on utilization. Indirect expenses allocated to the Company by The Hartford were $47, $34 and $40 in 1998, 1997 and 1996, respectively. Management believes that the methods used are reasonable.

12.  COMMITMENTS AND CONTINGENT LIABILITIES

(A) LITIGATION

Hartford Life Insurance Company is involved in pending and threatened litigation in the normal course of its business in which claims for monetary and punitive damages have been asserted. Although there can be no assurances, at the present time the Company does not anticipate that the ultimate liability arising from such pending or threatened litigation, after consideration of provisions made for potential losses and costs of defense, will have a material adverse effect on the financial condition or operating results of the Company.

(B) GUARANTY FUNDS

Under insurance guaranty fund laws in each state, the District of Columbia and Puerto Rico, insurers licensed to do business can be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Recent regulatory actions against certain large life insurers encountering financial difficulty have prompted various state insurance guaranty associations to begin assessing life insurance companies for the deemed losses. Most of these laws do provide, however, that an assessment may be excused or deferred if it would threaten an insurer's solvency and further provide annual limits on such assessments. Part of the assessments paid by the Company and its subsidiaries pursuant to these laws may be used as credits for a portion of the associated premium taxes. The Company paid guaranty fund assessments of approximately $9, $15 and $11 in 1998, 1997 and 1996, respectively, of which $4, $4 and $5, respectively, were estimated to be creditable against premium taxes.

(C) LEASES

The rent paid to Hartford Fire for space occupied by the Company was $7 in both 1998 and 1997 and $3 in 1996. Future minimum rental commitments are as follows:

                    1999                            $             7
                    2000                                         12
                    2001                                         12
                    2002                                         13
                    2003                                         13
                    Thereafter                                   74
                    -----------------------------------------------
                      TOTAL                         $           131
                    -----------------------------------------------

Rental expense is recognized on a level basis over the term of the primary sublease, which expires on December 31, 2009, and amounted to approximately $9 in both 1998 and 1997 and $8 in 1996.

(D) TAX MATTERS

Hartford Life's federal income tax returns are routinely audited by the Internal Revenue Service. Hartford Life is currently under audit for the years 1993 through 1995, with the audit for the years 1996 through 1997 expected to begin during early 1999. Management believes that adequate provision has been made in the financial statements for items that may result from tax examinations and other tax related matters.

(E) INVESTMENTS

As of December 31, 1998, Hartford Life Insurance Company held $71 of asset backed securities securitized and serviced by Commercial Financial Services, Inc. (CFS) of which $50 were included in the Company's general account and $21 in the Company's guaranteed separate account. In October 1998, the Company became aware of allegations of improper activities at CFS. On December 11, 1998, CFS filed for protection under Chapter 11 of the Bankruptcy Code. As of December 31, 1998, CFS continues to service the asset backed securities, which remain current on payments of principal and interest, however, the Company does not expect to recover all of its principal investment. Based upon information available in the fourth quarter 1998, the Company recognized a $25, after-tax, writedown related to its holdings in CFS of which $18 was related to the Company's general account assets. The ultimate realizable amount depends on the outcome of the bankruptcy of CFS and these estimates are therefore subject to material change as new information becomes available. The Company is presently unable to determine the amount of further potential loss, if any, related to the securities.

13.  SEGMENT INFORMATION

Hartford Life Insurance Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", during the fourth quarter of 1998. This statement replaces SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", and establishes new standards for reporting information about operating segments in annual financial statements and in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement requires that the reportable operating segments be based on the Company's internal operations. On this basis, Hartford Life Insurance Company's segments represent strategic operations which offer different products and services as well as serve different markets.

Hartford Life Insurance Company is organized into three reportable operating segments which include Investment Products, Individual Life and Corporate Owned Life Insurance (COLI). Investment Products offers individual variable annuities, fixed market value adjusted (MVA) annuities and fixed and variable immediate annuities, mutual funds, deferred compensation and retirement plan services, structured settlement contracts and other special purpose annuity contracts. Individual Life sells a variety of life insurance products, including variable life, universal life, interest-sensitive whole life and term life insurance. COLI primarily offers variable products used by employers to fund non-qualified benefits or other post-employment benefit obligations as well as leveraged COLI. The Company includes in "Other" corporate items not directly allocable to any of its reportable operating segments as well as certain employee benefit products including group life and disability insurance that is directly written by the Company and is substantially ceded to its parent, HLA.

The accounting policies of the reportable operating segments are the same as those described in the summary of significant accounting policies in Note 2. Hartford Life Insurance Company evaluates performance of its segments based on revenues, net income and the segment's return on allocated capital. The Company charges direct operating expenses to the appropriate segment and allocates the majority of indirect expenses to the segments based on an intercompany expense arrangement. Intersegment revenues are not significant and primarily occur between corporate and the operating segments. These amounts include interest income on allocated surplus and the amortization of net realized capital gains and losses through net investment income utilizing the duration of the segment's investment portfolios. The Company's revenues are primarily derived from customers within the United States. The Company's long-lived assets primarily consist of deferred policy acquisition costs and deferred tax assets from within the United States. The following table outlines summarized financial information concerning the Company's segments. The information for 1997 and 1996 has been restated to conform to the 1998 presentation.

                                                     Investment        Individual
1998                                                  Products            Life              COLI           Other          Total
------------------------------------------------------------------------------------------------------------------------------------
Total revenues                                  $      1,779        $        543      $      1,567    $         86    $      3,975
Net investment income                                    736                 181               793              49           1,759
Amortization of deferred policy
   acquisition costs                                     326                 105                 -               -             431
Income tax expense (benefit)                             145                  35                12              (4)            188
Net income (loss)                                        270                  64                24              (8)            350
Assets                                                87,207               5,228            22,631           3,197         118,263
------------------------------------------------------------------------------------------------------------------------------------


                                                     Investment        Individual
1997                                                  Products            Life              COLI           Other          Total
------------------------------------------------------------------------------------------------------------------------------------
Total revenues                                  $      1,510        $        487      $        980    $         32    $      3,009
Net investment income                                    739                 164               429              36           1,368
Amortization of deferred policy
   acquisition costs                                     250                  83                 -               2             335
Income tax expense                                       111                  30                15              11             167
Net income                                               206                  55                27              14             302
Assets                                                72,288               4,914            17,800           2,743          97,745
------------------------------------------------------------------------------------------------------------------------------------


                                                     Investment        Individual
1996                                                  Products            Life              COLI           Other          Total
------------------------------------------------------------------------------------------------------------------------------------
Total revenues                                  $      1,002        $        440      $      1,360    $         87    $      2,889
Net investment income                                    684                 153               480              80           1,397
Amortization of deferred policy
   acquisition costs                                     174                  60                 -               -             234
Income tax expense (benefit)                             (42)                 24                11              27              20
Net income (loss)                                        (77)                 44                26              45              38
Assets                                                57,410               3,753            14,222           2,377          77,762
------------------------------------------------------------------------------------------------------------------------------------

14.  QUARTERLY RESULTS FOR 1998 AND 1997  (UNAUDITED)

                                                                          Three Months Ended
                                          ----------------------------------------------------------------------------------------
                                                March 31,             June 30,            September 30,         December 31,
                                          ----------------------------------------------------------------------------------------
                                              1998       1997       1998       1997       1998       1997       1998       1997
----------------------------------------------------------------------------------------------------------------------------------
Revenues                                  $     915  $     651  $     721  $     645  $     826  $     679  $   1,513  $   1,034
Benefits, claims and expenses                   787        550        591        536        688        550      1,371        904
Net income                                       83         63         85         74         89         81         93         84
----------------------------------------------------------------------------------------------------------------------------------

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

                                   SCHEDULE I

          SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN AFFILIATES



(In millions)                                                                            As of December 31, 1998
                                                                        ----------------------------------------------------------
                                                                                                           Amount at which
                                                                                                           shown on Balance
                          Type of Investment                            Cost            Fair Value               Sheet
------------------------------------------------------------------------------------------------------------------------------------

FIXED MATURITIES
  Bonds and Notes
     U. S. Government and Government agencies and authorities
       (guaranteed and sponsored)                                        $   121            $   123            $   123
     U. S. Government and Government agencies and authorities
       (guaranteed and sponsored) - asset backed                           1,001              1,016              1,016
     States, municipalities and political subdivisions                       165                173                173
     Foreign governments                                                     393                412                412
     Public utilities                                                        844                874                874
     All other corporate including international                           5,469              5,687              5,687
     All other corporate - asset backed                                    4,155              4,171              4,171
     Short-term investments                                                1,847              1,847              1,847
  Certificates of deposit                                                    510                515                515
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL FIXED MATURITIES                                             14,505             14,818             14,818
------------------------------------------------------------------------------------------------------------------------------------


EQUITY SECURITIES
  Common Stocks
     Industrial and miscellaneous                                             30                 31                 31
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL EQUITY SECURITIES                                                30                 31                 31
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL FIXED MATURITIES AND EQUITY SECURITIES                       14,535             14,849             14,849
------------------------------------------------------------------------------------------------------------------------------------

POLICY LOANS                                                               6,684              6,684              6,684
------------------------------------------------------------------------------------------------------------------------------------

OTHER INVESTMENTS
  Mortgage loans on real estate                                              206                207                206
  Other invested assets                                                       58                102                 58
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL OTHER INVESTMENTS                                               264                309                264
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL INVESTMENTS                                                 $21,483            $21,842            $21,797
------------------------------------------------------------------------------------------------------------------------------------

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

                                  SCHEDULE III

                       SUPPLEMENTARY INSURANCE INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


(In millions)

                                     Deferred                      Other
                                     Policy        Future          Policy-            Premiums            Net           Net Realized
                                  Acquisition      Policy          holder             and Other        Investment      Capital Gains
     Segment                         Costs        Benefits         Funds            Considerations      Income           (Losses)
------------------------------------------------------------------------------------------------------------------------------------

1998
Investment Products                $2,823          $2,407          $  9,194           $ 1,043           $   736         $   -
Individual Life                       931             466             2,307               363               181              (1)
Corporate Owned Life
   Insurance                          -               225             8,097               774               793             -
Other                                 -               497                17                38                49              (1)
------------------------------------------------------------------------------------------------------------------------------------
  CONSOLIDATED OPERATIONS          $3,754          $3,595          $ 19,615           $ 2,218           $ 1,759           $  (2)
------------------------------------------------------------------------------------------------------------------------------------

1997
Investment Products                $2,478          $2,070          $  9,620           $   771           $   739           $ -
Individual Life                       837             392             2,182               323               164             -
Corporate Owned Life
   Insurance                          -                56             9,259               551               429             -
Other                                 -               541               (27)               (8)               36               4
------------------------------------------------------------------------------------------------------------------------------------
  CONSOLIDATED OPERATIONS          $3,315          $3,059          $ 21,034           $ 1,637           $ 1,368           $   4
------------------------------------------------------------------------------------------------------------------------------------

1996
Investment Products                $2,030          $1,526          $ 10,140           $   537           $   684           $(219)
Individual Life                       730             346             2,160               287               153             -
Corporate Owned Life
   Insurance                          -               -               9,823               880               480             -
Other                                 -               602                11                 1                80               6
------------------------------------------------------------------------------------------------------------------------------------
  CONSOLIDATED OPERATIONS          $2,760          $2,474          $ 22,134           $ 1,705           $ 1,397           $(213)
------------------------------------------------------------------------------------------------------------------------------------


                                       Benefits,    Amortization
                                      Claims and    of Deferred
                                         Claim         Policy
                                       Adjustment    Acquisition    Dividends to      Other
     Segment                            Expenses       Costs        Policyholders    Expenses
---------------------------------------------------------------------------------------------

1998
Investment Products                    $  670          $326            $-          $ 368
Individual Life                           262           105             -             77
Corporate Owned Life
   Insurance                              924             -           329            278
Other                                      55             -               -           43
---------------------------------------------------------------------------------------------
  CONSOLIDATED OPERATIONS              $1,911          $431          $329          $ 766
---------------------------------------------------------------------------------------------

1997
Investment Products                    $  677          $250          $  -          $ 266
Individual Life                           242            83             -             77
Corporate Owned Life
   Insurance                              439             -           240            259
Other                                      21             2             -            (16)
---------------------------------------------------------------------------------------------
  CONSOLIDATED OPERATIONS              $1,379          $335          $240          $ 586
---------------------------------------------------------------------------------------------

1996
Investment Products                    $  744          $175           $ -          $ 203
Individual Life                           245            59             -             68
Corporate Owned Life
   Insurance                              545             -           634            144
Other                                       1             -             1             12
---------------------------------------------------------------------------------------------
  CONSOLIDATED OPERATIONS              $1,535          $234          $635          $ 427
---------------------------------------------------------------------------------------------

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

                                   SCHEDULE IV

                                   REINSURANCE




                                                                                       Assumed
                                                                       Ceded to        From                          Percentage of
                                                                        Other          Other                         Amount Assumed
(In millions)                                        Gross Amount      Companies       Companies       Net Amount         to Net
------------------------------------------------------------------------------------------------------------------------------------

FOR THE YEAR ENDED DECEMBER 31, 1998

   Life insurance in force                             $326,400         $200,782         $18,289         $143,907            12.7%
------------------------------------------------------------------------------------------------------------------------------------

   PREMIUMS AND OTHER CONSIDERATIONS
     Life insurance and annuities                      $  2,329         $    271         $   142         $  2,200             6.5%
     Accident and health insurance                          393              383               8               18            44.4%
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL PREMIUMS AND OTHER CONSIDERATIONS         $  2,722         $    654         $   150         $  2,218             6.8%
------------------------------------------------------------------------------------------------------------------------------------


FOR THE YEAR ENDED DECEMBER 31, 1997

   Life insurance in force                             $245,487         $178,771         $33,156         $ 99,872            33.2%
------------------------------------------------------------------------------------------------------------------------------------

   PREMIUMS AND OTHER CONSIDERATIONS
     Life insurance and annuities                      $  1,818         $    340         $   157         $  1,635             9.6%
     Accident and health insurance                          346              346               2                2           100.0%
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL PREMIUMS AND OTHER CONSIDERATIONS         $  2,164         $    686         $   159         $  1,637             9.7%
------------------------------------------------------------------------------------------------------------------------------------


FOR THE YEAR ENDED DECEMBER 31, 1996

   Life insurance in force                             $177,094         $106,146         $31,957         $102,905            31.1%
------------------------------------------------------------------------------------------------------------------------------------

   PREMIUMS AND OTHER CONSIDERATIONS
     Life insurance and annuities                      $  1,801         $    298         $   169         $  1,672            10.1%
     Accident and health insurance                          337              325              21               33            63.6%
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL PREMIUMS AND OTHER CONSIDERATIONS         $  2,138         $    623         $   190         $  1,705            11.1%
------------------------------------------------------------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         HARTFORD LIFE INSURANCE COMPANY

                                         By: /S/ Mary Jane B. Fortin
                                         -------------------------------
                                         Mary Jane B. Fortin
                                         Chief Accounting Officer
                                         and Vice President
Date: March 29, 1999

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

               SIGNATURE                                           TITLE                                      DATE
               ---------                                           -----                                      ----


/S/ Lowndes A. Smith                                President, Chief Executive Officer,                  March 29, 1999
----------------------------------------                       and Director
Lowndes A. Smith

/S/ Thomas M. Marra                                      Executive Vice President                        March 29, 1999
----------------------------------------                       and Director
Thomas M. Marra

/S/ David T. Foy                                    Senior Vice President and Treasurer                  March 29, 1999
----------------------------------------                 (Chief Financial Officer)
David T. Foy

/S/ Mary Jane B. Fortin                                  Chief Accounting Officer                        March 29, 1999
----------------------------------------                    and Vice President
Mary Jane B. Fortin

/S/ Gregory A. Boyko                                             Director                                March 29, 1999
----------------------------------------
Gregory A. Boyko

/S/ Lynda Godkin                                                 Director                                March 29, 1999
----------------------------------------
Lynda Godkin

/S/ Raymond P. Welnicki                                          Director                                March 29, 1999
----------------------------------------
Raymond P. Welnicki

/S/ Lizabeth H. Zlatkus                                          Director                                March 29, 1999
----------------------------------------
Lizabeth H. Zlatkus

/S/ David M. Znamierowski                                        Director                                March 29, 1999
----------------------------------------
David M. Znamierowski


                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                    FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                 EXHIBITS INDEX

     EXHIBIT #

     3.01 Restated Certificate of Incorporation of Hartford Life Insurance Company filed March 1985 (File No. 2-89516) is incorporated herein by reference.

     3.02 By-Laws of Hartford Life Insurance Company filed March 1985 (File No. 2-89516) is incorporated herein by reference.

     4.01 Restated Certificate of Incorporation and By-Laws of Hartford Life Insurance Company (included as Exhibits 3.01 and 3.02, respectively).

     10.1 Tax Sharing Agreement among Hartford Life Insurance Company, The Hartford Financial Services Group, Inc. and certain of their affiliates was filed as Exhibit 10.2 to Hartford Life, Inc.'s Form 10-Q filed for the quarter ended June 30, 1997 (File No. 1-12749) and is incorporated herein by reference.

     10.2 Management Agreement among Hartford Life Insurance Company, certain of its affiliates and Hartford Investment Services, Inc. was filed as
          Exhibit 10.4 to Hartford Life, Inc.'s Form 10-Q filed for the quarter ended June 30, 1997 (File No. 1-12749) and is incorporated herein by reference.

     10.3 Management Agreement between Hartford Life Insurance Company and The Hartford Investment Management Company was filed as Exhibit 10.3 to Hartford Life, Inc.'s Form 10-Q filed for the quarter ended June 30, 1997 (File No. 1-12749) and is incorporated herein by reference.

     27   Financial Data Schedule is filed herewith.