Form 10-Q
period 1999-03-31
HARTFORD LIFE INSURANCE CO
filed 1999-05-14
CIK 45947

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 1999

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

As of April 30, 1999, there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant, all of which were directly owned by Hartford Life and Accident Insurance Company.

The registrant meets the conditions set forth in General Instructions H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                                      INDEX

PART I.  FINANCIAL INFORMATION

                                                                                         PAGE
ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Statements of Income - Three Months
Ended March 31, 1999 and 1998                                                              3

Condensed Consolidated Balance Sheets - March 31, 1999
and December 31, 1998                                                                      4

Condensed Consolidated Statements of Changes in Stockholder's Equity -
Three Months Ended March 31, 1999 and 1998                                                 5

Condensed Consolidated Statements of Cash Flows - Three Months
Ended March 31, 1999 and 1998                                                              6

Notes to Condensed Consolidated Financial Statements                                       7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS                                                                              8

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                                13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                 13

Signature                                                                                 14

                          PART I. FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS




                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                        ------------------
(In millions) (Unaudited)                                1999         1998
--------------------------------------------------------------------------
REVENUES
Premiums and other considerations                       $ 487        $ 563
Net investment income                                     352          352
Net realized capital losses                                (1)           -
--------------------------------------------------------------------------
       TOTAL REVENUES                                     838          915
--------------------------------------------------------------------------

BENEFITS, CLAIMS AND EXPENSES
Benefits, claims and claim adjustment expenses            393          398
Amortization of deferred policy acquisition costs         119           94
Dividends to policyholders                                 17          107
Other expenses                                            174          188
--------------------------------------------------------------------------
       TOTAL BENEFITS, CLAIMS AND EXPENSES                703          787
--------------------------------------------------------------------------

       INCOME BEFORE INCOME TAX EXPENSE                   135          128
Income tax expense                                         47           45
--------------------------------------------------------------------------
       NET INCOME                                       $  88        $  83
--------------------------------------------------------------------------


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         AS OF         AS OF
                                                                       MARCH 31,    DECEMBER 31,
(In millions, except for share data)                                     1999           1998
------------------------------------------------------------------------------------------------
                                                                      (Unaudited)
ASSETS
 Investments
 Fixed maturities, available for sale, at fair value
    (amortized cost of $14,082 and $14,505)                            $ 14,226       $ 14,818
 Equity securities, at fair value                                            33             31
 Policy loans, at outstanding balance                                     4,698          6,684
 Other investments                                                          310            264
------------------------------------------------------------------------------------------------
      Total investments                                                  19,267         21,797
 Cash                                                                        31             17
 Premiums receivable and agents' balances                                    18             17
 Reinsurance recoverables                                                   932          1,257
 Deferred policy acquisition costs                                        3,841          3,754
 Deferred income tax                                                        498            464
 Other assets                                                               662            695
 Separate account assets                                                 93,357         90,262
------------------------------------------------------------------------------------------------
        TOTAL ASSETS                                                   $118,606       $118,263
------------------------------------------------------------------------------------------------

LIABILITIES
 Future policy benefits                                                $  3,668       $  3,595
 Other policyholder funds                                                16,944         19,615
 Other liabilities                                                        1,953          2,094
 Separate account liabilities                                            93,357         90,262
------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES                                               115,922        115,566
------------------------------------------------------------------------------------------------


STOCKHOLDER'S EQUITY
Common stock - 1,000 shares authorized, issued and outstanding,
   par value $5,690                                                           6              6
Capital surplus                                                           1,045          1,045
Accumulated other comprehensive income
          Net unrealized capital gains on securities, net of tax             83            184
                                                                       -------------------------
       Total accumulated other comprehensive income                          83            184
                                                                       -------------------------
Retained earnings                                                         1,550          1,462
------------------------------------------------------------------------------------------------
        TOTAL STOCKHOLDER'S EQUITY                                        2,684          2,697
------------------------------------------------------------------------------------------------
             TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                $118,606       $118,263
------------------------------------------------------------------------------------------------


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

THREE MONTHS ENDED MARCH 31, 1999

                                                                     ACCUMULATED OTHER
                                                                   COMPREHENSIVE INCOME
                                                                   --------------------
                                                                           NET
                                                                    UNREALIZED CAPITAL                 TOTAL
                                                COMMON    CAPITAL   GAINS ON SECURITIES,  RETAINED  STOCKHOLDER'S
(In millions) (Unaudited)                       STOCK     SURPLUS       NET OF TAX        EARNINGS     EQUITY
-----------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                      $    6    $ 1,045         $  184          $  1,462     $ 2,697
Comprehensive income
Net income                                                                                      88          88
                                                                                                       ----------
Other comprehensive income, net of tax (1)
Net unrealized capital gains on securities (2)                              (101)                         (101)
                                                                                                       ----------
Total other comprehensive income                                                                          (101)
                                                                                                       ----------
 Total comprehensive income                                                                                (13)
-----------------------------------------------------------------------------------------------------------------
  BALANCE, MARCH 31, 1999                       $    6    $ 1,045         $   83          $  1,550     $ 2,684
-----------------------------------------------------------------------------------------------------------------


THREE MONTHS ENDED MARCH 31, 1998


                                                                     ACCUMULATED OTHER
                                                                   COMPREHENSIVE INCOME
                                                                   --------------------
                                                                           NET
                                                                    UNREALIZED CAPITAL                 TOTAL
                                                COMMON    CAPITAL   GAINS ON SECURITIES,  RETAINED  STOCKHOLDER'S
(In millions) (Unaudited)                       STOCK     SURPLUS       NET OF TAX        EARNINGS     EQUITY
-----------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                      $    6    $ 1,045         $  179          $  1,113     $ 2,343
Comprehensive income
Net income                                                                                      83          83
                                                                                                       -----------
Other comprehensive income, net of tax (1)
Net unrealized capital gains on securities (2)                                (2)                           (2)
                                                                                                       -----------
Total other comprehensive income                                                                            (2)
                                                                                                       -----------
 Total comprehensive income                                                                                 81
------------------------------------------------------------------------------------------------------------------
  BALANCE, MARCH 31, 1998                       $    6    $ 1,045         $  177          $  1,196     $ 2,424
------------------------------------------------------------------------------------------------------------------

(1) Net unrealized capital gains on securities is reflected net of tax of $(54) and $(1) for the periods ended March 31, 1999 and 1998, respectively.

(2) There was a reclassification adjustment for after-tax gains (losses) realized in net income of $(1) and $0 for the three months ended March 31, 1999 and 1998, respectively.


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                ----------------------------
(In millions) (Unaudited)                                                            1999           1998
------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income                                                                      $    88        $    83
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH (USED FOR) PROVIDED
BY OPERATING ACTIVITIES
   Depreciation and amortization                                                        (3)            (5)
   Net realized capital losses                                                           1              -
   Increase in premiums receivable and agents' balances                                 (1)            (5)
   (Decrease) increase in other liabilities                                           (106)            15
   Change in receivables, payables and accruals                                         46            (23)
   (Decrease) increase in accrued tax                                                  (49)            59
   Decrease (increase) in deferred income tax                                           21           (102)
   Increase in deferred policy acquisition costs                                       (87)          (115)
   Increase in future policy benefits                                                   73             55
   (Increase) decrease in reinsurance recoverables and other assets                    (22)           127
------------------------------------------------------------------------------------------------------------
      NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES                             (39)            89
------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
   Purchases of investments                                                         (1,541)        (2,132)
   Sales of investments                                                              3,414          1,373
   Maturities and principal paydowns of fixed maturity investments                     523            459
------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                           2,396           (300)
------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
   Net (disbursements for) receipts from investment and universal
     life-type contracts (charged against) credited to policyholder accounts        (2,343)           209
------------------------------------------------------------------------------------------------------------
      NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                          (2,343)           209
------------------------------------------------------------------------------------------------------------
   Net increase (decrease) in cash                                                      14             (2)
   Cash - beginning of period                                                           17             54
------------------------------------------------------------------------------------------------------------
      CASH - END OF PERIOD                                                         $    31        $    52
------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
NET CASH PAID DURING THE PERIOD FOR
Income taxes                                                                       $    25        $    56


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Dollar amounts in millions, unless otherwise stated)
                                   (Unaudited)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Hartford Life Insurance Company and subsidiaries ("Hartford Life Insurance Company" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, these statements include all adjustments which were normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. For a description of significant accounting policies, see Note 2 of Notes to Consolidated Financial Statements in Hartford Life Insurance Company's 1998 Form 10-K Annual Report.

Certain reclassifications have been made to prior year financial information to conform to the current year classification of transactions and accounts.

(b)      CHANGES IN ACCOUNTING PRINCIPLES

Effective January 1, 1999, Hartford Life Insurance Company adopted Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". This SOP provides guidance on accounting for costs of internal use software and in determining whether software is for internal use. The SOP defines internal use software as software that is acquired, internally developed, or modified solely to meet internal needs and identifies stages of software development and accounting for the related costs incurred during the stages. Adoption of this SOP did not have a material impact on the Company's financial condition or results of operations.

Effective January 1, 1999, Hartford Life Insurance Company adopted SOP No. 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments". This SOP addresses accounting by insurance and other enterprises for assessments related to insurance activities including recognition, measurement and disclosure of guaranty fund or other assessments. Adoption of this SOP did not have a material impact on the Company's financial condition or results of operations.

2.       SEGMENT INFORMATION

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

Hartford Life Insurance Company is organized into three reportable operating segments which include Investment Products, Individual Life and Corporate Owned Life Insurance (COLI). Investment Products offers individual variable annuities, fixed market value adjusted (MVA) annuities and fixed and variable immediate annuities, mutual funds, deferred compensation and retirement plan services, structured settlement contracts and other special purpose annuity contracts. Individual Life sells a variety of life insurance products, including variable life, universal life, interest-sensitive whole life and term life insurance. COLI primarily offers variable products used by employers to fund non-qualified benefits or other post-employment benefit obligations as well as leveraged COLI. The Company includes in "Other" corporate items not directly allocable to any of its reportable operating segments as well as certain employee benefit products including group life and disability insurance that is directly written by the Company and is substantially ceded to its parent, Hartford Life and Accident Insurance Company.

The accounting policies of the reportable operating segments are the same as those described in the summary of significant accounting policies in Note 2 of Notes to Consolidated Financial Statements in Hartford Life Insurance Company's 1998 Form 10-K Annual Report. Hartford Life Insurance Company evaluates performance of its segments based on revenues, net income and the segment's return on allocated capital. The Company charges direct operating expenses to the appropriate segment and allocates the majority of indirect expenses to the segments based on an intercompany expense arrangement. Intersegment revenues are not significant and primarily occur between corporate and the operating segments. These amounts include interest income on allocated surplus and the amortization of net realized capital gains and losses through net investment income utilizing the duration of the segment's investment portfolios. The following tables outline summarized financial information concerning the Company's segments.

THREE MONTHS ENDED                Investment      Individual
MARCH 31, 1999                     Products          Life            COLI          Other        Total
-------------------------------------------------------------------------------------------------------
Total revenues                     $    461        $    133        $    224      $     20      $    838
Net income (loss)                        78              15               6           (11)           88
-------------------------------------------------------------------------------------------------------

THREE MONTHS ENDED                Investment      Individual
MARCH 31, 1998                     Products          Life            COLI          Other        Total
-------------------------------------------------------------------------------------------------------
Total revenues                     $    433        $    128        $    341      $     13      $    915
Net income                               63              13               6             1            83
-------------------------------------------------------------------------------------------------------

3.       COMMITMENTS AND CONTINGENT LIABILITIES

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

(b)      INVESTMENTS

As of March 31, 1999, Hartford Life Insurance Company held $70 of asset backed securities securitized and serviced by Commercial Financial Services, Inc. (CFS) of which $49 were included in the Company's general account and $21 in the Company's guaranteed separate account. In October 1998, the Company became aware of allegations of improper activities at CFS. On December 11, 1998, CFS filed for protection under Chapter 11 of the Bankruptcy Code. In March 1999, CFS announced that it is in active negotiations with several potential purchasers. CFS continues to service the asset backed securities, which remain current on payments of principal and interest, however, the Company does not expect to recover all of its principal investment. Based upon available information, the Company recognized a $25, after-tax, writedown related to its holdings in CFS in the fourth quarter of 1998, of which $18 was related to the Company's general account assets. The ultimate realizable amount depends on the outcome of the bankruptcy of CFS and these estimates are therefore subject to material change as new information becomes available. The Company is presently unable to determine the amount of further potential loss, if any, related to the securities.

(c)      TAX MATTERS

Hartford Life Insurance Company's federal income tax returns are routinely audited by the Internal Revenue Service. Management believes that adequate provision has been made in the financial statements for items that may result from tax examinations and other tax related matters.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in millions, unless otherwise stated)

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the financial condition of the Company as of March 31, 1999, compared with December 31, 1998, and its results of operations for the three months ended March 31, 1999 compared with the equivalent period in 1998. This discussion should be read in conjunction with the MD&A included in the Company's 1998 Form 10-K Annual Report.

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

INDEX

Consolidated Results of Operations                               9
Investment Products                                             10
Individual Life                                                 10
Corporate Owned Life Insurance (COLI)                           10
Regulatory Initiatives and Contingencies                        11


CONSOLIDATED RESULTS OF OPERATIONS

OPERATING SUMMARY

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              ------------------
                                                                1999      1998
--------------------------------------------------------------------------------
Revenues                                                        $838      $915
Expenses                                                         750       832
--------------------------------------------------------------------------------
   NET INCOME                                                   $ 88      $ 83
--------------------------------------------------------------------------------

Hartford Life Insurance Company has the following reportable segments:
Investment Products, Individual Life and Corporate Owned Life Insurance (COLI). The Company reports in "Other" corporate items not directly allocable to any of its segments, as well as certain employee benefit products, including group life and disability insurance that is directly written by the Company and is substantially ceded to its parent, Hartford Life and Accident Insurance Company.

Revenues decreased $77, or 8%, for the three months ended March 31, 1999 as compared to the equivalent 1998 period, primarily due to the declining block of leveraged COLI business. Excluding COLI, revenues increased $40, or 7%. This increase was primarily driven by the Investment Products segment, which experienced increased fee income in the individual annuity operation. The increased fees are directly attributable to higher account values, which was driven by strong net cash flow (new sales less surrenders) and equity market appreciation.

Expenses decreased $82, or 10%, for the three months ended March 31, 1999 as compared to the equivalent 1998 period, primarily due to significantly reduced dividends to policyholders in the declining block of leveraged COLI business. Excluding COLI, expenses increased $35, or 7%, primarily due to increased amortization of deferred policy acquisition costs and increased operating expenses directly related to growth in the Investment Products segment, particularly the individual annuity operation. However, operating expenses as a percentage of average assets under management as of March 31, 1999 were consistent with the equivalent period in 1998.

Net income increased $5, or 6%, for the three months ended March 31, 1999 as compared to the same period in 1998. This improvement in earnings was primarily driven by both asset growth and an improvement in profit margin within the Investment Products segment, as well as fees earned on significant increases in variable life account values, within the Individual Life segment.

SEGMENT RESULTS

Below is a summary of net income (loss) by segment.

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              ------------------
                                                                1999      1998
--------------------------------------------------------------------------------
Investment Products                                             $ 78      $ 63
Individual Life                                                   15        13
Corporate Owned Life Insurance (COLI)                              6         6
Other                                                            (11)        1
--------------------------------------------------------------------------------
    NET INCOME                                                  $ 88      $ 83
--------------------------------------------------------------------------------

The sections that follow analyze each segment's results.

INVESTMENT PRODUCTS

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              ------------------
                                                                1999      1998
--------------------------------------------------------------------------------
Revenues                                                        $461      $433
Expenses                                                         383       370
--------------------------------------------------------------------------------
   NET INCOME                                                   $ 78      $ 63
--------------------------------------------------------------------------------

Revenues in the Investment Products segment increased $28, or 6%, to $461 for the three months ended March 31, 1999 from $433 in the comparable 1998 period. This improvement was primarily driven by the individual annuity operation. Fee income generated by individual variable annuities products increased $61 as related average account values grew $13.6 billion, or 27%, to $63.9 billion for the three months ended March 31, 1999 as compared to $50.3 billion for the three months ended March 31, 1998. This growth was due, in part, to strong individual variable annuity sales of $2.6 billion in the first quarter of 1999, a 9% increase over the comparable prior year level, as well as strong persistency and equity market appreciation. Partially offsetting this increase was a decline in net investment income of $23, primarily due to lower levels of general account assets in the guaranteed investment contract (GIC) business.

Due to strong sales and continued growth in account values, expenses increased $13, or 4%, to $383 for the three months ended March 31, 1999 from $370 in the comparable 1998 period. This increase was driven by amortization of deferred policy acquisition costs which grew $24 and other expenses which increased $4 over prior year levels. Partially offsetting this was a decrease in benefits, claims and claim adjustment expenses of $23 related to the Company's GIC business.

Net income increased $15, or 24%, to $78 for the three months ended March 31, 1999 from $63 for the same period in 1998. This increase was driven by an overall 21% growth in total investment products average account values over comparable prior year levels, coupled with an improvement in profit margin as net income as a percentage of average account values increased to 36 basis points for the three months ended March 31, 1999 from 34 basis points for the comparable period in 1998.

INDIVIDUAL LIFE

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              ------------------
                                                                1999      1998
--------------------------------------------------------------------------------
Revenues                                                        $133      $128
Expenses                                                         118       115
--------------------------------------------------------------------------------
   NET INCOME                                                   $ 15      $ 13
--------------------------------------------------------------------------------

Revenues in the Individual Life segment increased $5, or 4%, to $133 for the three months ended March 31, 1999 from $128 in the comparable 1998 period. Expenses increased $3, or 3%, to $118 for the three months ended March 31, 1999 compared to $115 for the comparable 1998 period. Net income grew by 15% for the three months ended March 31, 1999 to $15 from $13 for the same period in 1998. The increase was driven by a 46% increase in variable life account values which grew to $1.9 billion as of March 31, 1999 from $1.3 billion as of March 31, 1998. Total individual life insurance in force reached $62.0 billion as of March 31, 1999, a 10% increase over the same period in 1998.

CORPORATE OWNED LIFE INSURANCE (COLI)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              ------------------
                                                                1999      1998
--------------------------------------------------------------------------------
Revenues                                                        $224      $341
Expenses                                                         218       335
--------------------------------------------------------------------------------
   NET INCOME                                                   $  6      $  6
--------------------------------------------------------------------------------

COLI revenues decreased $117, or 34%, to $224 for the three months ended March 31, 1999 from $341 in the comparable 1998 period. Expenses decreased $117, or 35%, to $218 for the three months ended March 31, 1999 compared to $335 in the comparable 1998 period. Net income was consistent with the prior year.

The decline in revenues and expenses are both attributable to the fact that policyholder premium payments for leveraged COLI have been virtually eliminated due to the Health Insurance Portability and Accountability Act of 1996, which phased out the deductibility of interest expense on policy loans through the end of 1998.

The decrease in net income related to leveraged COLI was offset by increased net income associated with the MBL Recapture in 1998 and higher average account values related to variable COLI business. (For a discussion of the MBL Recapture, see the Capital Resources and Liquidity section in Hartford Life Insurance Company's 1998 Form 10-K Annual Report.) Average account values for variable COLI increased $4.5 billion, or 64%, to 11.5 billion for the three months ended March 31, 1999 as compared to $7.0 billion for the three months ended March 31, 1998.

REGULATORY INITIATIVES AND CONTINGENCIES

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

The NAIC adopted the Codification of Statutory Accounting Principles (SAP) in March 1998. The proposed effective date for the statutory accounting guidance is January 1, 2001. It is expected that the Company's domiciliary state will adopt the SAP and the Company will make the necessary changes required for implementation. These changes are not anticipated to have a material impact on the statutory financial statements of Hartford Life Insurance Company.

DEPENDENCE ON CERTAIN THIRD PARTY RELATIONSHIPS

Hartford Life Insurance Company distributes its annuity and life insurance products through a variety of distribution channels, including broker-dealers, banks, wholesalers, its own internal sales force and other third party marketing organizations. The Company periodically negotiates provisions and renewals of these relationships and there can be no assurance that such terms will remain acceptable to the Company or such service providers. An interruption in the Company's continuing relationship with certain of these third parties could materially affect the Company's ability to market its products. During the first quarter of 1999, the Company modified its contract with Putnam Mutual Funds Corp. (Putnam), to eliminate the exclusivity provision which will allow both parties to pursue new market opportunities. Putnam is contractually obligated to support and service the related annuity in force block of business and to market, support and service new business. However, there can be no assurance that this contract modification will not adversely impact the Company's ability to distribute Putnam-related products.

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

The integrity and reliability of Hartford Life Insurance Company's IT systems, as well as the reliability of its non-IT systems, are integral aspects of Hartford Life Insurance Company's business. Hartford Life Insurance Company issues insurance policies, annuities, mutual funds and other financial products to individual and business customers, nearly all of which contain date sensitive data, such as policy expiration dates, birth dates and premium payment dates. In addition, various IT systems support communications and other systems that integrate Hartford Life Insurance Company's various business segments and field offices, including Hartford Life Insurance Company's foreign operations. Hartford Life Insurance Company also has business relationships with numerous third parties that affect virtually all aspects of Hartford Life Insurance Company's business, including, without limitation, suppliers, computer hardware and software vendors, insurance agents and brokers, securities broker-dealers and other distributors of financial products, many of which provide date sensitive data to Hartford Life Insurance Company, and whose operations are important to Hartford Life Insurance Company's business.

Internal Year 2000 Efforts and Timetable

Beginning in 1990, Hartford Life Insurance Company began working on making its IT systems Year 2000 ready, either through installing new programs or replacing systems. Since January 1998, Hartford Life Insurance Company's Year 2000 efforts have focused on the remaining Year 2000 issues related to IT and non-IT systems in all of Hartford Life Insurance Company's business segments. These Year 2000 efforts include the following five main initiatives: (1) identifying and assessing Year 2000 issues; (2) taking actions to remediate IT and non-IT systems so that they are Year 2000 ready; (3) testing IT and non-IT systems for Year 2000 readiness; (4) deploying such remediated and tested systems back into their respective production environments; and (5) conducting internal and external integrated testing of such systems. As of December 31, 1998, Hartford Life Insurance Company substantially completed initiatives (1) through (4) of its internal Year 2000 efforts. Hartford Life Insurance Company is currently performing initiative (5) testing and management currently anticipates that such activity will continue into the fourth quarter of 1999.

THIRD PARTY YEAR 2000 EFFORTS AND TIMETABLE

Hartford Life Insurance Company's Year 2000 efforts include assessing the potential impact on Hartford Life Insurance Company of third parties' Year 2000 readiness. Hartford Life Insurance Company's third party Year 2000 efforts include the following three main initiatives: (1) identifying third parties which have significant business relationships with Hartford Life Insurance Company, including, without limitation, insurance agents, brokers, third party administrators, banks and other distributors and servicers of financial products, and inquiring of such third parties regarding their Year 2000 readiness; (2) evaluating such third parties' responses to Hartford Life Insurance Company's inquiries; and (3) based on the evaluation of third party responses (or a third party's failure to respond) and the significance of the business relationship, conducting additional activities with respect to third parties as determined to be necessary in each case. These activities may include conducting additional inquiries, more in-depth evaluations of Year 2000 readiness and plans, and integrated IT systems testing. Hartford Life Insurance Company has substantially completed third party initiatives (1) and (2). Hartford Life Insurance Company is currently conducting the additional activities described in initiative (3) and management currently anticipates that it will continue to do so through the end of 1999. However, notwithstanding these third party Year 2000 efforts, Hartford Life Insurance Company does not have control over these third parties and, as a result, Hartford Life Insurance Company cannot currently determine to what extent future operating results may be adversely affected by the failure of these third parties to adequately address their Year 2000 issues.

Year 2000 Costs

The after-tax costs of Hartford Life Insurance Company's Year 2000 efforts that were incurred prior to the year ended December 31, 1998 were not material to Hartford Life Insurance Company's financial condition or results of operations. For the year ended December 31, 1998, the after-tax costs were approximately $3. Management currently estimates that after-tax costs related to the Year 2000 program to be incurred in 1999 will be approximately $5 to $10, of which approximately $1 was incurred in the quarter ended March 31, 1999. These costs are being expensed as incurred.

Risks and Contingency Plans

If significant Year 2000 problems arise, including problems arising with third parties, failures of IT and non-IT systems could occur, which in turn could result in substantial interruptions in Hartford Life Insurance Company's business. In addition, Hartford Life Insurance Company's investing activities are an important aspect of its business and Hartford Life Insurance Company may be exposed to the risk that issuers of investments held by it will be adversely impacted by Year 2000 issues. Given the uncertain nature of Year 2000 problems that may arise, especially those related to the readiness of third parties discussed above, management cannot determine at this time whether the consequences of Year 2000 related problems that could arise will have a material impact on Hartford Life Insurance Company's financial condition or results of operations.

Hartford Life Insurance Company is in the process of developing certain contingency plans so that if, despite its Year 2000 efforts, Year 2000 problems ultimately arise, the impact of such problems may be avoided or minimized. The contingency planning process involves identifying reasonably likely business disruption scenarios that, if they were to occur, could create significant problems in critical functions of the Company. The Company is developing plans to respond to such problems so that critical business functions may continue to operate with minimal disruption. Contingency planning also includes assessing the dependency of such business functions on critical third parties and their Year 2000 readiness. Hartford Life Insurance Company currently anticipates that internal and external contingency plans will be substantially complete by the end of the second quarter of 1999. These plans will then be reviewed and tested on an integrated basis for the remainder of the year. Furthermore, in many contexts, Year 2000 issues are dynamic, and ongoing assessments of business functions, vulnerabilities and risks must be made. As such, new contingency plans may be needed in the future and/or existing plans may need to be modified as circumstances warrant.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

(a) Exhibits - See Exhibits Index.

(b) Reports on Form 8-K - None.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              HARTFORD LIFE INSURANCE COMPANY


                                              /s/ Mary Jane B. Fortin
                                              ----------------------------------
                                              Mary Jane B. Fortin
                                              Chief Accounting Officer and
                                              Vice President


MAY 14, 1999

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                    FORM 10-Q
                                 EXHIBITS INDEX





         EXHIBIT #                     DESCRIPTION

            27             Financial Data Schedule is filed herewith.