Form 10-Q
period 1999-06-30
HARTFORD LIFE INSURANCE CO
filed 1999-08-13
CIK 45947

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


     (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For The Quarterly Period Ended June 30, 1999

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

     As of August 13, 1999 there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant, all of which were directly owned by Hartford Life and Accident Insurance Company.

     The registrant meets the conditions set forth in General Instruction H (1)
     (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                                      INDEX






   PART I.  FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS                                                            PAGE
   Consolidated Statements of Income - Second Quarter and
   Six Months Ended June 30, 1999 and 1998                                                    3

   Consolidated Balance Sheets - June 30, 1999
   and December 31, 1998                                                                      4

   Consolidated Statements of Changes in Stockholder's Equity -
   Six Months Ended June 30, 1999 and 1998                                                    5

   Consolidated Statements of Cash Flows - Six Months Ended
   June 30, 1999 and 1998                                                                     6


   Notes to Consolidated Financial Statements                                                 7


   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS                                                        9


   PART II.  OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS                                                                13

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                 13

   Signature                                                                                 14

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                               SECOND QUARTER               SIX MONTHS
                                                                   ENDED                      ENDED
                                                                  JUNE 30,                   JUNE 30,
                                                            ------------------------------------------------
(In millions) (Unaudited)                                     1999        1998           1999         1998
------------------------------------------------------------------------------------------------------------
REVENUES
Premiums and other considerations                           $   517      $   383       $ 1,004      $   946
Net investment income                                           334          344           686          696
Net realized capital gains (losses)                               2           (6)            1           (6)
------------------------------------------------------------------------------------------------------------
       TOTAL REVENUES                                           853          721         1,691        1,636
------------------------------------------------------------------------------------------------------------
BENEFITS, CLAIMS AND EXPENSES
Benefits, claims and claim adjustment expenses                  423          349           816          747
Amortization of deferred policy acquisition costs               136          115           255          209
Dividends to policyholders                                       10            9            27          116
Other expenses                                                  153          118           327          306
------------------------------------------------------------------------------------------------------------
       TOTAL BENEFITS, CLAIMS AND EXPENSES                      722          591         1,425        1,378
------------------------------------------------------------------------------------------------------------
       INCOME BEFORE INCOME TAX EXPENSE                         131          130           266          258
Income tax expense                                               46           45            93           90
------------------------------------------------------------------------------------------------------------
       NET INCOME                                           $    85      $    85       $   173      $   168
------------------------------------------------------------------------------------------------------------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                            AS OF               AS OF
                                                                                          JUNE 30,            DECEMBER 31,
(In millions, except for share data)                                                        1999                 1998
--------------------------------------------------------------------------------------------------------------------------
                                                                                        (Unaudited)
ASSETS
   Investments
   Fixed maturities, available for sale, at fair value (amortized cost of
    $14,208 and $14,505)                                                                  $  14,059            $  14,818
   Equity securities, at fair value                                                              51                   31
   Policy loans, at outstanding balance                                                       4,526                6,684
   Other investments                                                                            295                  264
--------------------------------------------------------------------------------------------------------------------------
      Total investments                                                                      18,931               21,797
   Cash                                                                                          74                   17
   Premiums receivable and agents' balances                                                      27                   17
   Reinsurance recoverables                                                                   1,060                1,257
   Deferred policy acquisition costs                                                          3,927                3,754
   Deferred income tax                                                                          495                  464
   Other assets                                                                                 672                  695
   Separate account assets                                                                   99,967               90,262
--------------------------------------------------------------------------------------------------------------------------
        TOTAL ASSETS                                                                      $ 125,153            $ 118,263
--------------------------------------------------------------------------------------------------------------------------
LIABILITIES
   Future policy benefits                                                                 $   3,721            $   3,595
   Other policyholder funds                                                                  16,851               19,615
   Other liabilities                                                                          2,022                2,094
   Separate account liabilities                                                              99,967               90,262
--------------------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES                                                                   122,561              115,566
--------------------------------------------------------------------------------------------------------------------------
STOCKHOLDER'S EQUITY
   Common stock - 1,000 shares authorized, issued and outstanding,
        par value $5,690                                                                          6                    6
   Capital surplus                                                                            1,045                1,045
   Accumulated other comprehensive income
           Net unrealized capital (losses) gains on securities, net of tax                      (94)                 184
--------------------------------------------------------------------------------------------------------------------------
       Total accumulated other comprehensive income                                             (94)                 184
--------------------------------------------------------------------------------------------------------------------------
   Retained earnings                                                                          1,635                1,462
--------------------------------------------------------------------------------------------------------------------------
        TOTAL STOCKHOLDER'S EQUITY                                                            2,592                2,697
--------------------------------------------------------------------------------------------------------------------------
             TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                   $ 125,153            $ 118,263
--------------------------------------------------------------------------------------------------------------------------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY


SIX MONTHS ENDED JUNE 30, 1999

                                                                       ACCUMULATED OTHER
                                                                         COMPREHENSIVE
                                                                            INCOME
                                                                       -----------------
                                                                              NET
                                                                          UNREALIZED
                                                                           CAPITAL
                                                                        GAINS (LOSSES)                             TOTAL
                                              COMMON        CAPITAL     ON SECURITIES,          RETAINED       STOCKHOLDER'S
(In millions) (Unaudited)                     STOCK         SURPLUS       NET OF TAX            EARNINGS           EQUITY
----------------------------------------------------------------------------------------------------------------------------
  Balance, December 31, 1998                $     6        $  1,045        $      184          $ 1,462          $ 2,697
  Comprehensive income
  Net income                                                                                       173              173
                                                                                                                 -----------
  Other comprehensive income, net of
    tax (1)
    Net unrealized capital losses on
securities (2)                                                                  (278)                             (278)
                                                                                                                 -----------
  Total other comprehensive income                                                                                (278)
                                                                                                                 -----------
    Total comprehensive income                                                                                    (105)
----------------------------------------------------------------------------------------------------------------------------
    BALANCE, JUNE 30, 1999                  $     6        $  1,045        $     (94)          $ 1,635          $ 2,592
----------------------------------------------------------------------------------------------------------------------------


SIX MONTHS ENDED JUNE 30, 1998

                                                                       ACCUMULATED OTHER
                                                                         COMPREHENSIVE
                                                                            INCOME
                                                                       -----------------
                                                                              NET
                                                                          UNREALIZED
                                                                           CAPITAL
                                                                        GAINS (LOSSES)                             TOTAL
                                              COMMON        CAPITAL     ON SECURITIES,          RETAINED       STOCKHOLDER'S
(In millions) (Unaudited)                     STOCK         SURPLUS       NET OF TAX            EARNINGS           EQUITY
----------------------------------------------------------------------------------------------------------------------------
  Balance, December 31, 1998                $     6        $  1,045        $      179          $ 1,113          $ 2,343
  Comprehensive income
  Net income                                                                                       168              168
                                                                                                                 -----------
  Other comprehensive income, net of
    tax (1)
    Net unrealized capital losses on
securities (2)                                                                     70                                70
                                                                                                                 -----------
  Total other comprehensive income                                                                                   70
                                                                                                                 -----------
    Total comprehensive income                                                                                      238
----------------------------------------------------------------------------------------------------------------------------
    BALANCE, JUNE 30, 1999                  $     6        $  1,045        $      249          $ 1,281          $ 2,581
----------------------------------------------------------------------------------------------------------------------------


(1) Net unrealized capital gains (losses) on securities is reflected net of tax (benefit) provision of $(150) and $38 for the six months ended June 30, 1999 and 1998, respectively.
(2) There were reclassification adjustments for after-tax gains (losses) realized in net income of $1 and $(4) for the six months ended June 30, 1999 and 1998, respectively.

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               SIX MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                          --------------------------
(In millions) (Unaudited)                                                                    1999            1998
--------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income                                                                              $   173         $   168
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH USED FOR OPERATING ACTIVITIES
   Depreciation and amortization                                                                (4)            (12)
   Net realized capital (gains) losses                                                          (1)              6
   Increase in premiums receivable and agents' balances                                        (10)             (4)
   Decrease in other liabilities                                                               (57)           (117)
   Change in receivables, payables and accruals                                                 70             (17)
   Decrease in accrued tax                                                                    (200)            (20)
   Decrease (increase) in deferred income tax                                                  119             (83)
   Increase in deferred policy acquisition costs                                              (173)           (258)
   Increase in future policy benefits                                                          126             181
   (Increase) decrease in reinsurance recoverables and other assets                            (83)            148
--------------------------------------------------------------------------------------------------------------------
      NET CASH USED FOR OPERATING ACTIVITIES                                                   (40)             (8)
--------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
   Purchases of investments                                                                 (4,010)         (3,373)
   Sales of investments                                                                      5,545           2,326
   Maturities and principal paydowns of fixed maturity investments                             979             979
--------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                                   2,514             (68)
--------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Net (disbursements for) receipts from investment and universal life-type
     contracts (charged against) credited to policyholder accounts                          (2,417)             84
--------------------------------------------------------------------------------------------------------------------
      NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                                  (2,417)             84
--------------------------------------------------------------------------------------------------------------------
   Net increase in cash                                                                         57               8
   Cash - beginning of period                                                                   17              54
      CASH - END OF PERIOD                                                                 $    74         $    62
--------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
--------------------------------------------------------------------------------------------------------------------
NET CASH PAID DURING THE PERIOD FOR
Income taxes                                                                               $   111         $   120

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (DOLLAR AMOUNTS IN MILLIONS EXCEPT FOR SHARE DATA UNLESS OTHERWISE STATED)
                                   (UNAUDITED)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

(a) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hartford Life Insurance Company and subsidiaries ("Hartford Life Insurance Company" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, these statements include all adjustments which were normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. For a description of significant accounting policies, see Note 2 of Notes to Consolidated Financial Statements in Hartford Life Insurance Company's 1998 Form 10-K Annual Report.

Certain reclassifications have been made to prior year financial information to conform to the current year classification of transactions and accounts.

(b) CHANGES IN ACCOUNTING PRINCIPLES

In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". This statement amends SFAS No. 133 to defer its effective date for one year, to fiscal years beginning after June 15, 2000. Initial application for Hartford Life Insurance Company will begin for the first quarter 2001.

Effective January 1, 1999, Hartford Life Insurance Company adopted Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". This SOP provides guidance on accounting for costs of internal use software and in determining whether software is for internal use. The SOP defines internal use software as software that is acquired, internally developed, or modified solely to meet internal needs and identifies stages of software development and accounting for the related costs incurred during the stages. Adoption of this SOP did not have a material impact on the Company's financial condition or results of operations.

Effective January 1, 1999, Hartford Life Insurance Company adopted SOP No. 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments". This SOP addresses accounting by insurance and other enterprises for assessments related to insurance activities, including recognition, measurement and disclosure of guaranty fund or other assessments. Adoption of this SOP did not have a material impact on the Company's financial condition or results of operations.

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

Hartford Life Insurance Company is organized into three reportable operating segments: Investment Products, Individual Life and Corporate Owned Life Insurance (COLI). Investment Products offers individual variable annuities, fixed market value adjusted (MVA) annuities and fixed and variable immediate annuities, deferred compensation and retirement plan services, structured settlement contracts and other special purpose annuity contracts. Individual Life sells a variety of life insurance products, including variable life, universal life, interest-sensitive whole life and term life insurance. COLI primarily offers variable products used by employers to fund non-qualified benefits or other post-employment benefit obligations as well as leveraged COLI. The Company includes in "Other" corporate items not directly allocable to any of its reportable operating segments as well as certain employee benefit products including group life and disability insurance that is directly written by the Company and is substantially ceded to its parent, Hartford Life and Accident Insurance Company.

The accounting policies of the reportable operating segments are the same as those described in the summary of significant accounting policies in Note 2 of Notes to Consolidated Financial Statements in Hartford Life Insurance Company's 1998 Form 10-K Annual Report. Hartford Life Insurance Company evaluates performance of its segments based on revenues, net income and the segment's return on allocated capital. The Company charges direct operating expenses to the appropriate segment and allocates the majority of indirect expenses to the segments based on an intercompany expense arrangement. Intersegment revenues are not significant and primarily occur between corporate and the operating segments. These amounts include interest income on allocated surplus and the allocation of net realized capital gains and losses through net investment income utilizing the duration of the segment's investment portfolios. The following tables present summarized financial information concerning the Company's segments.

                                             Investment      Individual
JUNE 30, 1999                                 Products          Life         COLI         Other       Total
----------------------------------------------------------------------------------------------------------------
SECOND QUARTER ENDED
Total revenues                                  $474           $140          $215         $ 24        $  853
Net income (loss)                                 81             17             7          (20)           85
----------------------------------------------------------------------------------------------------------------

SIX MONTHS ENDED
Total revenues                                  $935           $273          $439         $ 44        $1,691
Net income (loss)                                159             32            13          (31)          173
----------------------------------------------------------------------------------------------------------------


                                             Investment      Individual
JUNE 30, 1999                                 Products          Life         COLI         Other       Total
----------------------------------------------------------------------------------------------------------------
SECOND QUARTER ENDED
Total revenues                                  $455           $136          $132         $ (2)       $  721
Net income (loss)                                 67             15             6           (3)           85
----------------------------------------------------------------------------------------------------------------

SIX MONTHS ENDED
Total revenues                                  $888           $264          $473         $ 11        $1,636
Net income (loss)                                130             28            12           (2)          168
----------------------------------------------------------------------------------------------------------------

3.  COMMITMENTS AND CONTINGENT LIABILITIES

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

(b) INVESTMENTS

In October 1998, the Company became aware of allegations of improper activities at Commercial Financial Services Inc. (CFS), a securitizer and servicer of asset backed securities, and on December 11, 1998, CFS filed for protection under Chapter 11 of the Bankruptcy Code. As a result, the Company recognized a $25, after-tax, writedown on its asset backed securities securitized and serviced by CFS, during the fourth quarter of 1998. (For a further discussion of CFS, see
Note 12 (e) of Notes to Consolidated Financial Statements included in Hartford Life Insurance Company's Form 10-K Annual Report.)

In June 1999, CFS ceased operations and bankruptcy trustees began the process of transitioning servicing accounts over to back up servicers. As a result, the Company recognized a $28, after-tax, writedown related to the asset backed securities, during the second quarter of 1999. As of June 30, 1999, Hartford Life Insurance Company's amortized cost and estimated fair value of these securities was $23.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in millions, unless otherwise stated)

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the financial condition of the Company as of June 30, 1999, compared with December 31, 1998, and its results of operations for the second quarter and six months ended June 30, 1999 compared with the equivalent periods in 1998. This discussion should be read in conjunction with the MD&A included in the Company's 1998 Form 10-K Annual Report.

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

INDEX

Consolidated Results of Operations                               9
Investment Products                                             10
Individual Life                                                 10
Corporate Owned Life Insurance (COLI)                           11
Regulatory Initiatives and Contingencies                        11
Accounting Standards                                            13


CONSOLIDATED RESULTS OF OPERATIONS

OPERATING SUMMARY                               SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                      JUNE 30,                      JUNE 30,
                                                -------------------------------------------------
                                                1999           1998           1999           1998
-----------------------------------------------------------------------------------------------------
Revenues                                       $  853         $  721        $ 1,691        $ 1,636
Expenses                                          768            636          1,518          1,468
-----------------------------------------------------------------------------------------------------
   NET INCOME                                  $   85         $   85        $   173        $   168
-----------------------------------------------------------------------------------------------------

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

Revenues increased $132, or 18%, and $55, or 3%, for the second quarter and six months ended June 30, 1999, respectively, as compared to the equivalent 1998 periods. This increase was driven primarily by higher fee income in the individual annuity operation of the Investment Products segment. The increased fees are a result of higher average account values which increased due to strong net cash flow (new sales less surrenders) and equity market appreciation. Also, COLI revenues increased primarily relating to cost of insurance charges associated with the MBL Recapture which was recaptured in November 1998. (For a discussion of the MBL business, see "MBL Recapture" under the Capital Resources and Liquidity section in Hartford Life Insurance Company's 1998 Form 10-K Annual Report.)

Expenses increased $132, or 21%, and $50, or 3%, for the second quarter and six months ended June 30, 1999, respectively, compared to the equivalent 1998 periods, consistent with the revenue growth described above. Net income increased $5, or 3%, for six months ended June 30, 1999, as compared to the equivalent 1998 period. This earnings growth was primarily driven by the Company's increased revenues associated with higher average account values across its operating segments.

SEGMENT RESULTS

Below is a summary of net income (loss) by segment.

                                                           SECOND QUARTER ENDED      SIX MONTHS ENDED
                                                                JUNE 30,                 JUNE 30,
                                                           ---------------------------------------------
                                                              1999     1998           1999       1998
---------------------------------------------------------------------------------------------------------
Investment Products                                          $  81     $ 67           $ 159     $ 130
Individual Life                                                 17       15              32        28
Corporate Owned Life Insurance (COLI)                            7        6              13        12
Other                                                          (20)      (3)            (31)       (2)
---------------------------------------------------------------------------------------------------------
    NET INCOME                                               $  85     $ 85           $ 173     $ 168
---------------------------------------------------------------------------------------------------------

The sections that follow analyze each segment's results.

INVESTMENT PRODUCTS

                                                 SECOND QUARTER ENDED        SIX MONTHS ENDED
                                                       JUNE 30,                  JUNE 30,
                                                 -----------------------------------------------
                                                    1999      1998            1999     1998
------------------------------------------------------------------------------------------------
Revenues                                           $ 474     $ 455           $ 935     $ 888
Expenses                                             393       388             776       758
------------------------------------------------------------------------------------------------
   NET INCOME                                      $  81     $  67           $ 159     $ 130
------------------------------------------------------------------------------------------------

Revenues in the Investment Products segment increased $19, or 4%, and $47, or 5%, for the second quarter and six months ended June 30, 1999, respectively, as compared to the equivalent prior year periods. This increase was primarily driven by higher fee income in the individual annuity operation. Fees generated by individual variable annuities increased $53 and $108 for the respective second quarter and six month periods, while related average account values grew $14.8 billion, or 29%, to $66.5 billion for the six months ended June 30, 1999 from $51.7 billion for the six months ended June 30, 1998. This growth was due, in part, to strong individual variable annuity sales of $5.3 billion for the first six months of 1999, as well as strong persistency and equity market appreciation. Partially offsetting this segment's revenue growth was a decline in net investment income of $18 and $41 for the respective second quarter and six month periods, primarily due to a decrease in general account assets related to the Company's guaranteed investment contract (GIC) business.

Due to continued growth in average account values, expenses increased $5, or 1%, and $18, or 2%, for the second quarter and six months ended June 30, 1999, respectively, compared to the equivalent prior year periods. This increase was driven by amortization of deferred policy acquisition costs, which grew $15 and $39 for the respective second quarter and six month periods. Operating expenses as a percentage of average account value for this segment were relatively consistent for the second quarter and six months ended June 30, 1999 as compared to the equivalent prior year periods. Partially offsetting this segment's expense growth was a decrease in benefits and claims of $8 and $32 for the respective second quarter and six month periods, primarily related to the Company's GIC business.

Net income increased $14, or 21%, and $29, or 22%, for the second quarter and six months ended June 30, 1999, respectively, as compared to the equivalent prior year periods. These increases were driven by the segment's growth in fee income as a result of the increase in average account value of 17% and 20%, for the second quarter and six months ended June 30, 1999, respectively, as compared to the equivalent 1998 periods.

INDIVIDUAL LIFE

                                            SECOND QUARTER ENDED             SIX MONTHS ENDED
                                                  JUNE 30,                       JUNE 30,
                                            ---------------------------------------------------
                                               1999      1998                 1999      1998
------------------------------------------------------------------------------------------------
Revenues                                      $ 140     $ 136                $ 273     $ 264
Expenses                                        123       121                  241       236
------------------------------------------------------------------------------------------------
   NET INCOME                                 $  17     $  15                $  32     $  28
------------------------------------------------------------------------------------------------

Revenues in the Individual Life segment increased $4, or 3%, and $9, or 3%, for the second quarter and six months ended June 30, 1999, respectively, as compared to the equivalent prior year periods. This increase in revenues is attributed to higher fee income, which increased $10, or 12%, and $18, or 11%, for the respective second quarter and six month periods, primarily as a result of higher variable life average account values, which increased $700, or 58%, to $1.9 billion for the six months ended June 30, 1999 as compared to $1.2 billion for the six months ended June 30, 1998.

Expenses increased $2, or 2%, and $5, or 2%, for the second quarter and six months ended June 30, 1999, respectively, as compared to the equivalent prior year periods, primarily due to higher amortization of deferred policy acquisition costs partially offset by favorable mortality experience.

Net income increased $2, or 13%, and $4, or 14%, for the second quarter and six months ended June 30, 1999, respectively, as compared to the equivalent 1998 periods. These increases were driven by the higher average variable life account values and favorable mortality described above. Total life insurance in force was over $63 billion as of June 30, 1999, a 10% increase over the same period in 1998.

CORPORATE OWNED LIFE INSURANCE (COLI)

                                           SECOND QUARTER ENDED           SIX MONTHS ENDED
                                                 JUNE 30,                      JUNE 30,
                                            --------------------------------------------------
                                              1999      1998                1999      1998
----------------------------------------------------------------------------------------------
Revenues                                     $ 215     $ 132               $ 439     $ 473
Expenses                                       208       126                 426       461
----------------------------------------------------------------------------------------------
   NET INCOME                                $   7     $   6               $  13     $  12
----------------------------------------------------------------------------------------------

COLI revenues increased $83, or 63%, for the second quarter ended June 30, 1999 from the comparable 1998 period. Contributing to the increase in revenues were cost of insurance charges associated with the MBL business recaptured in November 1998 and higher fee income associated with increased variable COLI account values. Average variable COLI account values increased $4.0 billion, or 51%, to $11.8 billion for the second quarter ended June 30, 1999 compared to $7.8 billion for the comparable 1998 period. These increases were offset by the reduction in revenue associated with the declining block of leveraged COLI business due to the Health Insurance Portability and Accountability Act of 1996, which phased out the deductibility of interest expense on policy loans through the end of 1998. Revenues decreased $34, or 7%, for the six months ended June 30, 1999 from the comparable 1998 period primarily due to higher revenues in 1998 associated with the segment's significant first quarter 1998 sales. The revenue decrease was partially offset by the increase in fee income on the variable COLI business and the increased revenues associated with the MBL business described above.

Expenses increased $82, or 65%, for the second quarter ended June 30, 1999 from the comparable 1998 period, primarily due to higher benefits and claims associated with MBL business, partially offset by decreases due to the declining block of leveraged COLI business. However, expenses decreased $35, or 8%, for the six months ended June 30, 1999 as compared to the same period in 1998, primarily due to significant dividends to policyholders in the first quarter of 1998 relating to the revenues discussed above.

Net income increased $1, or 17%, and $1, or 8%, for the second quarter and six months ended June 30, 1999, respectively, as compared to the equivalent prior year periods, primarily due to higher fees earned on increased variable COLI account values, as well as earnings associated with MBL business.

REGULATORY INITIATIVES AND CONTINGENCIES

NAIC PROPOSALS

The NAIC has been developing several model laws and regulations, including a Model Investment Law and amendments to the Model Holding Company System Regulatory Act (the "Holding Act Amendments"). The Model Investment Law defines the investments which are permissible for life insurers to hold, and the Holding Act Amendments address the types of activities in which subsidiaries and affiliates may engage. The NAIC adopted these models in 1997 and 1996, but the laws have not been enacted for insurance companies domiciled in the State of Connecticut, such as Hartford Life Insurance Company and its insurance subsidiaries. Even if enacted in Connecticut, it is expected that these laws will neither significantly change Hartford Life Insurance Company's investment strategies nor have any material adverse effect on Hartford Life Insurance Company's liquidity or financial position.

The NAIC adopted the Codification of Statutory Accounting Principles (SAP) in March 1998. The proposed effective date for the statutory accounting guidance is January 1, 2001. It is expected that Hartford Life Insurance Company's domiciliary state will adopt the SAP and the Company will make the necessary changes required for implementation. These changes are not anticipated to have a material impact on the statutory financial statements of Hartford Life Insurance Company's insurance subsidiaries.

DEPENDENCE ON CERTAIN THIRD PARTY RELATIONSHIPS

Hartford Life Insurance Company distributes its annuity and life insurance products through a variety of distribution channels, including broker-dealers, banks, wholesalers, its own internal sales force and other third party marketing organizations. The Company periodically negotiates provisions and renewals of these relationships and there can be no assurance that such terms will remain acceptable to the Company or such service providers. An interruption in the Company's continuing relationship with certain of these third parties could materially affect the Company's ability to market its products. During the first quarter of 1999, the Company modified its contract with

Putnam Mutual Funds Corp. (Putnam) to eliminate the exclusivity provision, which will allow both parties to pursue new market opportunities. Putnam is contractually obligated to support and service the related annuity in force block of business and to market, support and service new business. However, there can be no assurance that this contract modification will not adversely impact the Company's ability to distribute Putnam-related products.

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

The integrity and reliability of Hartford Life Insurance Company's IT systems, as well as the reliability of its non-IT systems, are integral aspects of Hartford Life Insurance Company's business. Hartford Life Insurance Company issues insurance policies, annuities and other financial products to individual and business customers, nearly all of which contain date sensitive data, such as policy expiration dates, birth dates and premium payment dates. In addition, various IT systems support communications and other systems that integrate Hartford Life Insurance Company's various business segments and field offices, including Hartford Life Insurance Company's foreign operations. Hartford Life Insurance Company also has business relationships with numerous third parties that affect virtually all aspects of Hartford Life Insurance Company's business, including, without limitation, suppliers, computer hardware and software vendors, insurance agents and brokers, securities broker-dealers and other distributors of financial products, many of which provide date sensitive data to Hartford Life Insurance Company, and whose operations are important to Hartford Life Insurance Company's business.

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

Third Party Year 2000 Efforts and Timetable

Hartford Life Insurance Company's Year 2000 efforts include assessing the potential impact on Hartford Life Insurance Company of third parties' Year 2000 readiness. Hartford Life Insurance Company's third party Year 2000 efforts include the following three main initiatives: (1) identifying third parties which have significant business relationships with Hartford Life Insurance Company, including, without limitation, suppliers, computer hardware and software vendors, insurance agents and brokers, third party administrators, securities broker-dealers, banks, and other distributors and servicers of financial products, and inquiring of such third parties regarding their Year 2000 readiness; (2) evaluating such third parties' responses to Hartford Life Insurance Company's inquiries; and (3) based on the evaluation of third party responses (or a third party's failure to respond) and the significance of the business relationship, conducting additional activities with respect to third parties as determined to be necessary in each case. These activities may include conducting additional inquiries, more in-depth evaluations of Year 2000 readiness and plans, and integrated IT systems testing. Hartford Life Insurance Company has substantially completed third party initiatives (1) and (2). Hartford Life Insurance Company is currently conducting the additional activities described in initiative (3) and management currently anticipates that it will continue to do so through the end of 1999. However, notwithstanding these third party Year 2000 efforts, Hartford Life Insurance Company does not have control over these third parties and, as a result, Hartford Life Insurance Company cannot currently determine to what extent future operating results may be adversely affected by the failure of these third parties to adequately address their Year 2000 issues.

Year 2000 Costs

The after-tax costs of Hartford Life Insurance Company's Year 2000 efforts that were incurred prior to the year ended December 31, 1998 were not material to Hartford Life Insurance Company's financial condition or results of operations. For the year ended December 31, 1998, the after-tax costs were approximately $3. Management currently estimates that after-tax costs related to the Year 2000 program to be incurred in 1999 will be approximately $5 to $10, of which approximately $1 was incurred in the six months ended June 30, 1999. These costs are being expensed as incurred.

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

Hartford Life Insurance Company has substantially completed the development of certain contingency plans so that if, despite its Year 2000 efforts, Year 2000 problems ultimately arise, the impact of such problems may be avoided or minimized. The contingency planning process involved identifying reasonably likely business disruption scenarios that, if they were to occur, could create significant problems in critical functions of the Company. The Company has developed plans to respond to such problems so that critical business functions may continue to operate with minimal disruption. Contingency planning also included assessing the dependency of business functions on critical third parties and their Year 2000 readiness. These plans will be reviewed and tested on an integrated basis, where appropriate, for the remainder of the year. Furthermore, in many contexts, Year 2000 issues are dynamic, and ongoing assessments of business functions, vulnerabilities and risks must be made. As such, new contingency plans may be needed in the future and/or existing plans may need to be modified as circumstances warrant.

ACCOUNTING STANDARDS

For a discussion of accounting standards, see Note 1 of Notes to Consolidated Financial Statements.

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



                                        HARTFORD LIFE INSURANCE COMPANY




                                        /s/  Mary Jane B. Fortin
                                        ---------------------------------------
                                        Mary Jane B. Fortin
                                        Vice President and Chief Accounting
                                        Officer





AUGUST 13, 1999

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                    FORM 10-Q
                                 EXHIBITS INDEX





         EXHIBIT #                      DESCRIPTION
         ---------                      -----------
            27             Financial Data Schedule is filed herewith.