Form 10-Q
period 1999-09-30
HARTFORD LIFE INSURANCE CO
filed 1999-11-15
CIK 45947

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     For The Quarterly Period Ended September 30, 1999

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

Yes [X]      No[  ]

As of November 15, 1999 there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant, all of which were directly owned by Hartford Life and Accident Insurance Company.

The registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                                      INDEX






PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                                            PAGE
Consolidated Statements of Income - Third Quarter and
Nine Months Ended September 30, 1999 and 1998                                              3

Consolidated Balance Sheets - September 30, 1999
and December 31, 1998                                                                      4

Consolidated Statements of Changes in Stockholder's Equity -
Nine Months Ended September 30, 1999 and 1998                                              5

Consolidated Statements of Cash Flows - Nine Months Ended
September 30, 1999 and 1998                                                                6

Notes to Consolidated Financial Statements                                                 7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                                        9


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                                14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                 14

Signature                                                                                 15

                         PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                THIRD QUARTER                      NINE MONTHS
                                                                    ENDED                             ENDED
                                                                 SEPTEMBER 30,                     SEPTEMBER 30,
(In millions) (Unaudited)                                    1999             1998             1999             1998
----------------------------------------------------------------------------------------------------------------------
REVENUES
Premiums and other considerations                          $   513          $   484          $ 1,517          $ 1,430
Net investment income                                          333              339            1,019            1,035
Net realized capital gains (losses)                             --                3                1               (3)
----------------------------------------------------------------------------------------------------------------------
       TOTAL REVENUES                                          846              826            2,537            2,462
----------------------------------------------------------------------------------------------------------------------

BENEFITS, CLAIMS AND EXPENSES
Benefits, claims and claim adjustment expenses                 379              353            1,195            1,100
Amortization of deferred policy acquisition costs              141              119              396              328
Dividends to policyholders                                      70               61               97              177
Other expenses                                                 105              155              432              461
----------------------------------------------------------------------------------------------------------------------
       TOTAL BENEFITS, CLAIMS AND EXPENSES                     695              688            2,120            2,066
----------------------------------------------------------------------------------------------------------------------

       INCOME BEFORE INCOME TAX EXPENSE                        151              138              417              396
Income tax expense                                              51               49              144              139
----------------------------------------------------------------------------------------------------------------------
       NET INCOME                                          $   100          $    89          $   273          $   257
----------------------------------------------------------------------------------------------------------------------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                       SEPTEMBER 30,       DECEMBER 31,
(In millions, except for share data)                                                       1999               1998
-----------------------------------------------------------------------------------------------------------------------
ASSETS
   Investments
   Fixed maturities, available for sale, at fair value (amortized cost of
    $14,175 and $14,505)                                                                $  13,902           $  14,818
   Equity securities, at fair value                                                            50                  31
   Policy loans, at outstanding balance                                                     4,283               6,684
   Other investments                                                                          352                 264
-----------------------------------------------------------------------------------------------------------------------
      Total investments                                                                    18,587              21,797
   Cash                                                                                        35                  17
   Premiums receivable and agents' balances                                                    32                  17
   Reinsurance recoverables                                                                 1,096               1,257
   Deferred policy acquisition costs                                                        4,012               3,754
   Deferred income tax                                                                        490                 464
   Other assets                                                                               704                 695
   Separate account assets                                                                 97,030              90,262
-----------------------------------------------------------------------------------------------------------------------
        TOTAL ASSETS                                                                    $ 121,986           $ 118,263
-----------------------------------------------------------------------------------------------------------------------

LIABILITIES
   Future policy benefits                                                               $   4,033           $   3,595
   Other policyholder funds                                                                16,453              19,615
   Other liabilities                                                                        1,853               2,094
   Separate account liabilities                                                            97,030              90,262
-----------------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES                                                                 119,369             115,566
-----------------------------------------------------------------------------------------------------------------------

STOCKHOLDER'S EQUITY
   Common stock - 1,000 shares authorized, issued and outstanding,
        par value $5,690                                                                        6                   6
   Capital surplus                                                                          1,045               1,045
   Accumulated other comprehensive income (loss)
           Net unrealized capital (losses) gains on securities, net of tax                   (169)                184
                                                                                        -----------------------------
       Total accumulated other comprehensive income (loss)                                   (169)                184
                                                                                        -----------------------------
   Retained earnings                                                                        1,735               1,462
-----------------------------------------------------------------------------------------------------------------------
        TOTAL STOCKHOLDER'S EQUITY                                                          2,617               2,697
-----------------------------------------------------------------------------------------------------------------------
             TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                 $ 121,986           $ 118,263
-----------------------------------------------------------------------------------------------------------------------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY


NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                                        ACCUMULATED OTHER
                                                                       COMPREHENSIVE INCOME
                                                                               (LOSS)
                                                                       ---------------------
                                                                                NET
                                                                            UNREALIZED
                                                                              CAPITAL
                                                                         GAINS (LOSSES) ON
                                                                            SECURITIES,                      TOTAL
(In millions) (Unaudited)                          COMMON     CAPITAL         NET OF          RETAINED    STOCKHOLDER'S
                                                   STOCK      SURPLUS          TAX            EARNINGS       EQUITY
-----------------------------------------------------------------------------------------------------------------------
  Balance, December 31, 1998                       $  6       $1,045         $  184            $1,462       $2,697
  Comprehensive income
  Net income                                                                                      273          273
                                                                                                             ----------
  Other comprehensive income (loss), net of
    tax (1)
    Net unrealized capital losses on
     securities (2)                                                           (353)                          (353)
                                                                                                             ----------
  Total other comprehensive income (loss)                                                                    (353)
                                                                                                             ----------
    Total comprehensive income                                                                                (80)
-----------------------------------------------------------------------------------------------------------------------
    BALANCE, SEPTEMBER 30, 1999                    $  6       $1,045         $(169)            $1,735       $2,617
-----------------------------------------------------------------------------------------------------------------------


NINE MONTHS ENDED SEPTEMBER 30, 1998


                                                                           ACCUMULATED OTHER
                                                                          COMPREHENSIVE INCOME
                                                                          --------------------
                                                                                   NET
                                                                               UNREALIZED
                                                                                 CAPITAL
                                                                                GAINS ON
                                                                               SECURITIES,                      TOTAL
(In millions) (Unaudited)                          COMMON      CAPITAL            NET OF          RETAINED    STOCKHOLDER'S
                                                   STOCK       SURPLUS             TAX            EARNINGS       EQUITY
---------------------------------------------------------------------------------------------------------------------------
  Balance, December 31, 1997                      $  6       $1,045               $179            $1,113      $2,343
  Comprehensive income
  Net income                                                                                         257         257
                                                                                                               ------------
  Other comprehensive income, net of tax(1)
    Net unrealized capital gains on
      securities (2)                                                               112                           112
                                                                                                               ------------
  Total other comprehensive income                                                                               112
                                                                                                               ------------
    Total comprehensive income                                                                                   369
---------------------------------------------------------------------------------------------------------------------------
    BALANCE, SEPTEMBER 30, 1998                   $  6       $1,045               $291            $1,370      $2,712
----------------------------------------------------------------------------------------------------------------------------


(1) Net unrealized capital gains (losses) on securities is reflected net of tax (benefit) provision of $(190) and $60 for the nine months ended September 30, 1999 and 1998, respectively.
(2) There were reclassification adjustments for after-tax gains (losses) realized in net income of $1 and $(2) for the nine months ended September 30, 1999 and 1998, respectively.

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
(In millions) (Unaudited)                                                                1999             1998
-----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income                                                                          $   273           $   257
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY  OPERATING ACTIVITIES
   Depreciation and amortization                                                            (8)              (15)
   Net realized capital (gains) losses                                                      (1)                3
   Increase in premiums receivable and agents' balances                                    (15)               (4)
   (Decrease) increase in other liabilities                                                (81)                8
   Change in receivables, payables and accruals                                            126                (8)
   Decrease in accrued tax                                                                (200)              (55)
   Decrease (increase) in deferred income tax                                              164               (90)
   Increase in deferred policy acquisition costs                                          (258)             (359)
   Increase in future policy benefits                                                      438               282
   (Increase) decrease in reinsurance recoverables and other assets                       (262)              104
-----------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                            176               123
-----------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
   Purchases of investments                                                             (5,132)           (4,619)
   Sales of investments                                                                  6,434             3,340
   Maturities and principal paydowns of fixed maturity investments                       1,338             1,387
-----------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY INVESTING ACTIVITIES                                          2,640               108
-----------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Net disbursements for investment and universal life-type
      contracts charged against  policyholder accounts                                  (2,798)             (199)
-----------------------------------------------------------------------------------------------------------------
      NET CASH USED FOR FINANCING ACTIVITIES                                            (2,798)             (199)
-----------------------------------------------------------------------------------------------------------------
   Net increase in cash                                                                     18                32
   Cash - beginning of period                                                               17                54
-----------------------------------------------------------------------------------------------------------------
      CASH - END OF PERIOD                                                             $    35           $    86
-----------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
NET CASH PAID DURING THE PERIOD FOR
Income taxes                                                                           $   111           $   241

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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

                                             Investment      Individual
SEPTEMBER 30, 1999                            Products          Life            COLI          Other        Total
---------------------------------------------------------------------------------------------------------------------
THIRD QUARTER ENDED
Total revenues                               $  468          $148               $220          $ 10         $  846
Net income                                       69            19                  7             5            100
---------------------------------------------------------------------------------------------------------------------

NINE MONTHS ENDED
Total revenues                               $1,403          $421               $659          $ 54         $2,537
Net income (loss)                               228            51                 20           (26)           273
---------------------------------------------------------------------------------------------------------------------


                                             Investment      Individual
SEPTEMBER 30, 1998                            Products          Life            COLI          Other        Total
---------------------------------------------------------------------------------------------------------------------
THIRD QUARTER ENDED
Total revenues                               $  445          $137              $219           $25          $  826
Net income                                       67            16                 6             -              89
---------------------------------------------------------------------------------------------------------------------

NINE MONTHS ENDED
Total revenues                               $1,333          $401              $691           $37          $2,462
Net income (loss)                               197            44                18            (2)            257
---------------------------------------------------------------------------------------------------------------------


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

(b) INVESTMENTS

In October 1998, the Company became aware of allegations of improper activities at Commercial Financial Services Inc. ("CFS"), a securitizer and servicer of asset backed securities, and in December 1998, CFS filed for protection under Chapter 11 of the Bankruptcy Code. As a result, the Company recognized $25, after-tax, writedown related to the asset backed securities during the fourth quarter of 1998. In June 1999, CFS ceased operations at which time the Company recognized an additional $28, after-tax, writedown. In August 1999, the Company sold all of its CFS holdings at a nominal gain, recovering its June 30, 1999 amortized cost of $23.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in millions, unless otherwise stated)

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the financial condition of the Company as of September 30, 1999, compared with December 31, 1998, and its results of operations for the third quarter and nine months ended September 30, 1999 compared with the equivalent periods in 1998. This discussion should be read in conjunction with the MD&A included in the Company's 1998 Form 10-K Annual Report.

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

INDEX

Consolidated Results of Operations                              9
Investment Products                                            10
Individual Life                                                11
Corporate Owned Life Insurance (COLI)                          11
Regulatory Initiatives and Contingencies                       12
Accounting Standards                                           14

CONSOLIDATED RESULTS OF OPERATIONS

OPERATING SUMMARY                                   THIRD QUARTER ENDED           NINE MONTHS ENDED
                                                       SEPTEMBER 30,                SEPTEMBER 30,
                                                    1999           1998          1999           1998
---------------------------------------------------------------------------------------------------------
Revenues                                            $846           $826         $2,537         $2,462
Expenses                                             746            737          2,264          2,205
---------------------------------------------------------------------------------------------------------
   NET INCOME                                       $100           $ 89         $  273         $  257
---------------------------------------------------------------------------------------------------------

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

Revenues increased $20, or 2%, and $75, or 3%, for the third quarter and nine months ended September 30, 1999, respectively, as compared to the equivalent 1998 periods. This increase was driven primarily by higher fee income in the individual annuity operation of the Investment Products segment. The increased fees are a result of higher average assets under management which increased due to strong net cash flow (new sales less surrenders) and equity market appreciation. Also, individual life fee income increased due to growth in life insurance in force and higher average assets under management.

Expenses increased $9, or 1%, and $59, or 3%, for the third quarter and nine months ended September 30, 1999, respectively, as compared to the equivalent 1998 periods, consistent with the revenue growth described above. Net income increased $11, or 12% and $16, or 6%, for the quarter and nine months ended September 30, 1999, as compared to the equivalent 1998 periods. This earnings growth was primarily driven by the Company's increased revenues associated with higher average assets under management across its operating segments.

SEGMENT RESULTS

Below is a summary of net income (loss) by segment.

                                                            THIRD QUARTER ENDED      NINE MONTHS ENDED
                                                               SEPTEMBER 30,           SEPTEMBER 30,
                                                             1999        1998        1999        1998
---------------------------------------------------------------------------------------------------------
Investment Products                                          $ 69        $ 67        $228        $197
Individual Life                                                19          16          51          44
Corporate Owned Life Insurance (COLI)                           7           6          20          18
Other                                                           5           -         (26)         (2)
---------------------------------------------------------------------------------------------------------
    NET INCOME                                               $100        $ 89        $273        $257
---------------------------------------------------------------------------------------------------------

The sections that follow analyze each segment's results.

INVESTMENT PRODUCTS

                                               THIRD QUARTER ENDED         NINE MONTHS ENDED
                                                  SEPTEMBER 30,              SEPTEMBER 30,
                                                1999         1998         1999            1998
---------------------------------------------------------------------------------------------------
Revenues                                        $468         $445         $1,403         $1,333
Expenses                                         399          378          1,175          1,136
---------------------------------------------------------------------------------------------------
   NET INCOME                                   $ 69         $ 67         $  228         $  197
---------------------------------------------------------------------------------------------------

Revenues in the Investment Products segment increased $23, or 5%, and $70, or 5%, for the third quarter and nine months ended September 30, 1999, respectively, as compared to the equivalent prior year periods. This increase was primarily driven by higher fee income in the individual annuity operation. Fees generated by individual variable annuities increased $42, or 21% and $150, or 27%, for the respective third quarter and nine month periods, while related average assets under management grew $15.3 billion, or 28%, to $69.8 billion for the third quarter 1999 and $15.8 billion, or 32%, to $65.5 billion for the nine months ended September 30, 1999, as compared to the same periods in 1998. This growth was due, in part, to strong individual variable annuity sales of $7.9 billion for the first nine months of 1999, as well as strong persistency and equity market appreciation from the equivalent 1998 periods. Partially offsetting this segment's revenue growth for the nine months ended September 30, 1999 as compared to the equivalent 1998 period was a decline in net investment income of $42, or 7%, primarily related to a decrease in general account assets related to the Company's guaranteed investment contract (GIC) business.

Due to continued growth in average assets under management, expenses increased $21, or 6%, and $39, or 3%, for the third quarter and nine months ended September 30, 1999, respectively, as compared to the equivalent prior year periods. This increase was driven by amortization of deferred policy acquisition costs, which grew $17, or 19%, and $56, or 22%, for the respective third quarter and nine month periods. Operating expenses for this segment were relatively consistent for the third quarter ended September 30, 1999 and increased $22, or 12%, for the nine months ended September 30, 1999 as compared to the equivalent prior year periods. Partially offsetting this segment's expense growth for the nine months ended September 30, 1999 as compared to the equivalent 1998 period was a decrease in benefits and claims, primarily related to the Company's GIC business.

Net income increased $2, or 3%, and $31, or 16%, for the third quarter and nine months ended September 30, 1999, respectively, as compared to the equivalent prior year periods. These increases were driven primarily by the segment's growth in fee income as a result of the increase in average assets under management.

INDIVIDUAL LIFE

                                        THIRD QUARTER ENDED           NINE MONTHS ENDED
                                           SEPTEMBER 30,                 SEPTEMBER 30,
                                        1999           1998           1999           1998
---------------------------------------------------------------------------------------------
Revenues                                $148           $137           $421           $401
Expenses                                 129            121            370            357
---------------------------------------------------------------------------------------------
   NET INCOME                           $ 19           $ 16           $ 51           $ 44
---------------------------------------------------------------------------------------------

Revenues in the Individual Life segment increased $11, or 8%, and $20, or 5%, for the third quarter and nine months ended September 30, 1999, respectively, as compared to the equivalent prior year periods. This increase in revenues is attributed to higher fee income, which increased $17, or 20%, and $35, or 14%, for the respective third quarter and nine month periods, primarily as result of an increase in life insurance in force of 10% to $64.7 billion from September 30, 1998 to September 30, 1999, as well as higher variable life average assets under management which increased $700, or 50%, to $2.1 billion for the third quarter ended September 30, 1999 and $700, or 58%, to $1.9 billion for the nine months ended September 30, 1999 as compared to the equivalent 1998 periods. The higher fee income was offset by a decrease in premium revenue resulting from the segment's shift from traditional life insurance products to investment oriented life insurance products.

Expenses increased $8, or 7%, and $13, or 4%, for the third quarter and nine months ended September 30, 1999, respectively, as compared to the equivalent prior year periods. These increases were primarily due to higher amortization of deferred policy acquisition costs and operating expenses related to the growth in life insurance in force and average variable life assets under management. These expense increases were partially offset by favorable mortality experience.

Net income increased $3, or 19%, and $7, or 16%, for the third quarter and nine months ended September 30, 1999, respectively, as compared to the equivalent 1998 periods. These increases were primarily driven by higher life insurance in force and average variable life assets under management, as well as favorable mortality described above.

CORPORATE OWNED LIFE INSURANCE (COLI)

                                                   THIRD QUARTER ENDED           NINE MONTHS ENDED
                                                       SEPTEMBER 30,                SEPTEMBER 30,
                                                    1999           1998           1999           1998
---------------------------------------------------------------------------------------------------------
Revenues                                            $220           $219           $659           $691
Expenses                                             213            213            639            673
---------------------------------------------------------------------------------------------------------
   NET INCOME                                       $  7           $  6           $ 20           $ 18
---------------------------------------------------------------------------------------------------------

COLI revenues were consistent for the third quarter ended September 30, 1999 and decreased $32 or 5%, for the nine months ended September 30, 1999, as compared to the equivalent 1998 periods. Leveraged COLI revenues increased $58 and $29 for the third quarter and nine months ended September 30, 1999, respectively, as compared to the equivalent prior year periods due to increases related to the MBL business recaptured in November 1998 which were partially offset by decreases in revenues associated with the downsizing of the overall leveraged COLI business. Leveraged COLI average account values, excluding the recaptured MBL business, decreased $2.7 billion, or 47%, to $3.1 billion for the third quarter ended September 30, 1999 and $1.8 billion, or 31%, to $4.0 billion for the nine months ended September 30, 1999, as compared to the equivalent 1998 periods. (For a discussion of the MBL Recapture, see the Capital Resources and Liquidity section in Hartford Life Insurance Company's 1998 Form 10-K Annual Report.)

COLI expenses were consistent for the third quarter ended September 30, 1999 and decreased $34, or 5%, for the nine months ended September 30, 1999, as compared to the equivalent 1998 periods due to the factors described above.

Net income increased $1, or 17%, and $2, or 11%, for the third quarter and nine months ended September 30, 1999, respectively, as compared to the equivalent prior year periods. These increases were driven by growth in the variable COLI business where average account values increased $3.6 billion, or 43%, to $11.9 billion for the third quarter ended September 30, 1999 and $4.0 billion, or 53%, to $11.6 billion for the nine months ended September 30, 1999, as compared to the equivalent 1998 periods. Leveraged COLI net income was relatively consistent for the third quarter and nine months ended September 30, 1999, respectively, as compared to the equivalent prior year periods as increases associated with the recaptured MBL business were offset by decreases associated with the downsizing of the overall leveraged COLI business.

REGULATORY INITIATIVES AND CONTINGENCIES

NAIC PROPOSALS

The NAIC has been developing several model laws and regulations, including a Model Investment Law and amendments to the Model Holding Company System Regulatory Act (the "Holding Act Amendments"). The Model Investment Law defines the investments which are permissible for life insurers to hold, and the Holding Act Amendments address the types of activities in which subsidiaries and affiliates may engage. The NAIC adopted these models in 1997 and 1996, but the laws have not been enacted for insurance companies domiciled in the State of Connecticut, such as Hartford Life Insurance Company and its insurance subsidiaries. Even if enacted in Connecticut, it is expected that these laws will neither significantly change Hartford Life Insurance Company's investment strategies nor have any material adverse effect on Hartford Life Insurance Company and its liquidity or financial position.

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

Internal Year 2000 Efforts and Timetable

Beginning in 1990, Hartford Life Insurance Company began working on making its IT systems Year 2000 ready, either through installing new programs or replacing systems. Since January 1998, Hartford Life Insurance Company's Year 2000 efforts have focused on the remaining Year 2000 issues related to IT and non-IT systems in all of Hartford Life Insurance Company's business segments. These Year 2000 efforts include the following five main initiatives: (1) identifying and assessing Year 2000 issues; (2) taking actions to remediate IT and non-IT systems so that they are Year 2000 ready; (3) testing IT and non-IT systems for Year 2000 readiness; (4) deploying such remediated and tested systems back into their respective production environments; and (5) conducting internal and external integrated testing of such systems. As of December 31, 1998, Hartford Life Insurance Company substantially completed initiatives (1) through (4) of its internal Year 2000 efforts. Hartford Life Insurance Company has completed internal integrated testing relating to initiative (5) and will continue external integrated testing into the fourth quarter of 1999.

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

Year 2000 Costs

The after-tax costs of Hartford Life Insurance Company's Year 2000 efforts that were incurred prior to the year ended December 31, 1998 were not material to Hartford Life Insurance Company's financial condition or results of operations. For the year ended December 31, 1998, the after-tax costs were approximately $3. Management currently estimates that after-tax costs related to the Year 2000 program to be incurred in 1999 will not exceed $10, and for the nine months ended September 30, 1999 Hartford Life Insurance Company has incurred approximately $1. These costs are being expensed as incurred.

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

Hartford Life Insurance Company has substantially completed the development of certain contingency plans so that if, despite its Year 2000 efforts, Year 2000 problems ultimately arise, the impact of such problems may be avoided or minimized. The contingency planning process involved identifying reasonably likely business disruption scenarios that, if they were to occur, could create significant problems in critical functions of the Company. The Company has developed plans to respond to such problems so that critical business functions may continue to operate with minimal disruption. Contingency planning also included assessing the dependency of business functions on critical third parties and their Year 2000 readiness. These plans were reviewed and simulated on an integrated basis, where appropriate, and will continue to be evaluated for the remainder of the year. Furthermore, in many contexts, Year 2000 issues are dynamic, and ongoing assessments of business functions, vulnerabilities and risks must be made. As such, new contingency plans may be needed in the future and/or existing plans may need to be modified as circumstances warrant.

Rollover and Event Management

A Corporate Event Management Team has been established to monitor the corporate-wide rollover from 1999 to 2000. In addition, each business unit has developed detailed rollover plans that will be managed and coordinated by their individual Business Unit Event Management Centers.

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



                                       HARTFORD LIFE INSURANCE COMPANY




                                       /s/  Mary Jane B. Fortin
                                       ----------------------------------------
                                       Mary Jane B. Fortin
                                       Vice President and Chief Accounting
                                       Officer





NOVEMBER 15, 1999

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                    FORM 10-Q
                                 EXHIBITS INDEX





         EXHIBIT #           DESCRIPTION
         ---------           -----------
          27            Financial Data Schedule is filed herewith.