Form 10-K
period 1999-12-31
HARTFORD LIFE INSURANCE CO
filed 2000-03-30
CIK 45947

                                    FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

As of March 24, 2000, there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant, all of which were directly owned by Hartford Life and Accident Insurance Company.

The registrant meets the conditions set forth in General Instruction I(1)(a) and
(b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES


                                    CONTENTS

              ITEM    DESCRIPTION                                                                          PAGE
PART I          1     Business of Hartford Life Insurance Company*                                            3
                2     Properties*                                                                            10
                3     Legal Proceedings                                                                      10
                4     **

PART II         5     Market for Hartford Life Insurance Company's Common Stock and
                      Related Stockholder Matters                                                            10
                6     **
                7     Management's Discussion and Analysis of Financial Condition and
                      Results of Operations*                                                                 11
               7A     Quantitative and Qualitative Disclosures About Market Risk                             23
                8     Financial Statements and Supplementary Data                                            23
                9     Changes in and Disagreements with Accountants on Accounting
                      and Financial Disclosure                                                               23

PART III       10     **
               11     **
               12     **
               13     **

PART IV        14     Exhibits, Financial Statements, Schedules and Reports on Form 8-K                      23
                      Signatures                                                                            II-1
                      Exhibits Index                                                                        II-2


* Item prepared in accordance with General Instruction I(2) of Form 10-K ** Item omitted in accordance with General Instruction I(2) of Form 10-K

PART I

ITEM 1.  BUSINESS OF HARTFORD LIFE INSURANCE COMPANY

(Dollar amounts in millions, unless otherwise stated)

GENERAL

Hartford Life Insurance Company and its subsidiaries ("Hartford Life Insurance Company" or the "Company"), is a direct subsidiary of Hartford Life and Accident Insurance Company (HLA), a wholly-owned subsidiary of Hartford Life, Inc. (Hartford Life). The Company, together with HLA, provides (i) investment products, including variable annuities, fixed market value adjusted (MVA) annuities and retirement plan services for the savings and retirement needs of over 1.2 million customers, (ii) life insurance for income protection and estate planning to approximately 500,000 customers, (iii) employee benefits products such as group life and group disability insurance for the benefit of millions of individuals that is directly written by the Company and is substantially ceded to its parent, HLA, and (iv) corporate owned life insurance. According to the latest publicly available data, with respect to the United States, the Company, along with its parent, is the largest writer of individual variable annuities based on sales for the year ended December 31, 1999; the third largest writer of group disability insurance based on premiums written for the nine months ended September 30, 1999; as well as, the third largest consolidated life insurance company based on statutory assets as of December 31, 1998. The Company's strong position in each of its core businesses provides an opportunity to increase the sale of Hartford Life Insurance Company's products and services as individuals increasingly save and plan for retirement, protect themselves and their families against disability or death and prepare their estates for an efficient transfer of wealth between generations.

Hartford Life Insurance Company strives to maintain and enhance its position as a market leader within the financial services industry. The Company has pursued a strategy of developing and selling diverse and innovative products through multiple distribution channels, continuously developing and expanding those distribution channels, achieving cost efficiencies through economies of scale and improved technology, maintaining effective risk management and prudent underwriting techniques and capitalizing on its brand name and customer recognition of The Hartford Stag Logo, one of the most recognized symbols in the financial services industry. In the past year, the Company's total assets increased 14% to $135.0 billion and total stockholder's equity, excluding net unrealized capital losses on securities, was $2.9 billion as of December 31, 1999. In addition, the Company generated $3.4 billion in revenues and $361 in net income in 1999. The Company's return on stockholder's equity, excluding net unrealized capital gains (losses) on securities, was 13.4% in 1999.

ORGANIZATION

Hartford Life Insurance Company, a Connecticut corporation, was organized in 1902. The Company's indirect parent, Hartford Life, is a direct subsidiary of Hartford Accident and Indemnity Company (HA&I), an indirect subsidiary of The Hartford Financial Services Group, Inc. (The Hartford). Pursuant to an initial public offering (the "IPO") of 26 million shares of the Company's Class A Common Stock on May 22, 1997, Hartford Life became a publicly traded company representing approximately 18.6% of the equity ownership in the Company. Additional information regarding the organization of the business and the IPO may be found in Note 1 of Notes to Consolidated Financial Statements.

DISTRIBUTION

Hartford Life Insurance Company utilizes a multiple channel distribution network which provides a distinct competitive advantage in selling products and services to a broad cross-section of customers throughout varying economic and market cycles. In particular, the Company has developed an extensive network of banks and broker-dealers, which is one of the largest in the industry, including over 1,500 national, regional and independent broker-dealers and approximately 500 banks. Consistent with this strategy, in 1998, the Company's parent, HLA, purchased all the outstanding shares of PLANCO Financial Services, Inc. and its affiliate, PLANCO, Incorporated (collectively, "PLANCO"), the nation's largest wholesaler of individual annuities and the Company's primary wholesale distributor of its Director(R) variable annuity, thus securing an important distribution channel. In addition, the Company continues to expand its opportunity to sell through financial institutions. As of December 31, 1999, the Company was selling products through twenty-four of the nation's twenty-five largest retail banks, including proprietary relationships with four of the top ten. The Company's broad distribution network has enabled the Company to introduce new products and services in an effective manner and allows the Company significant opportunity to access its customer base. Hartford Life Insurance Company sells variable annuities, fixed MVA annuities, variable life insurance and retirement plan services through its broker-dealer and bank distribution systems.

PRODUCTS

It is Hartford Life Insurance Company's belief that, as Americans journey through life, they have specific needs related to building and preserving their financial resources. The Company's goal is to be the "official supplier" of that journey -- the preferred source of financial solutions for both individuals and employers, as well as the financial professionals who serve them. To achieve this goal, Hartford Life Insurance Company has focused its efforts on offering products that provide mechanisms for retirement (e.g. annuities) and protecting and preserving income and wealth (e.g. individual life, group life and group disability). To ensure that it is able to meet the emerging opportunities that will arise for individuals pursuing their dreams in the new millennium, the Company expects to continue to expend significant resources and development efforts in creating innovative new products and services.


CUSTOMER SERVICE, TECHNOLOGY AND ECONOMIES OF SCALE

Hartford Life Insurance Company maintains advantageous economies of scale and operating efficiencies due to its continued growth, attention to expense management and commitment to customer service and technology. These advantages allow the Company to competitively price its products for its distribution network and policyholders. The Company continues to achieve operating efficiencies in its Investment Products business. Operating expenses associated with the Company's individual annuity products as a percentage of total individual annuity account value have been more than cut in half over the past seven years, declining from 43 basis points in 1992 to 21 basis points in 1999. In addition, the Company utilizes computer technology to enhance communications within the Company and throughout its distribution network in order to improve the Company's efficiency in marketing, selling and servicing its products and, as a result, provides high-quality customer service. In recognition of excellence in customer service for variable annuities, Hartford Life Insurance Company, along with its parent, was awarded the 1999 Annuity Service Award by DALBAR Inc., a recognized independent financial services research organization, for the fourth consecutive year. Hartford Life Insurance Company, along with its parent, is the only company to receive this prestigious award in every year of its existence. Additional information related to Hartford Life Insurance Company's technology in respect of Year 2000 issues may be found in the Regulatory Matters and Contingencies section of the Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

RISK MANAGEMENT

Hartford Life Insurance Company's product designs, prudent underwriting standards and risk management techniques protect it against disintermediation risk and greater than expected mortality and morbidity experience. As of December 31, 1999, the Company had limited exposure to disintermediation risk on approximately 98% of its insurance liabilities through the use of non-guaranteed separate accounts, MVA features, policy loans, surrender charges and non-surrenderability provisions. The Company effectively utilizes prudent underwriting to select and price insurance risks and regularly monitors mortality and morbidity assumptions to determine if experience remains consistent with these assumptions and to ensure that its product pricing remains appropriate.

BRAND NAME AND FINANCIAL STRENGTH

The Hartford Stag Logo is one of the most recognized symbols in the insurance and financial services industry. This brand recognition, coupled with a strong balance sheet and sound ratings, has enabled the Company to establish the reputation and financial strength necessary to maintain distribution relationships, make strategic acquisitions and enhance important alliances, and generate new customer sales. Pursuant to a Master Intercompany Agreement with The Hartford, Hartford Life has been granted a perpetual non-exclusive license to use the Stag Logo in connection with the sale of Hartford Life Insurance Company's products and services. However, in the event that The Hartford reduces its beneficial ownership below 50% of the combined voting power of Hartford Life's then outstanding securities, the license may be revoked upon the later of the fifth anniversary of the date of consummation of Hartford Life's IPO of its Class A Common Stock or one year after receipt by the Company of written notice of The Hartford's intention to revoke the license.

REPORTING SEGMENTS

Hartford Life Insurance Company has the following reportable operating segments:
Investment Products, Individual Life and Corporate Owned Life Insurance (COLI). The Company includes in "Other" corporate items not directly allocable to any of its reportable segments, as well as certain employee benefits, including group life and disability insurance that is directly written by the Company and is substantially ceded to its parent, HLA. The following is a description of each segment, including a discussion of principal products, methods of distribution and competitive environments. Additional information on Hartford Life Insurance Company's segments may be found in the MD&A on pages 11 to 22 and Note 13 of Notes to Consolidated Financial Statements.

INVESTMENT PRODUCTS

The Investment Products segment focuses on the savings and retirement needs of the growing number of individuals who are preparing for retirement or have already retired through the sale of individual fixed and variable annuities, retirement plan services and other investment products. From December 31, 1995 to December 31, 1999, this segment's account values grew to $105.3 billion from $43.9 billion, a five-year compounded annual growth rate of 24%. This growth has been driven primarily by strong net cash flow of individual variable annuities, the result of a high volume of sales and favorable persistency, as well as equity market appreciation in the separate accounts of the Company's individual and group variable annuities. Investment Products generated revenues of $1.9 billion and $1.8 billion in 1999 and 1998, respectively. Net income in the Investment Products segment was $300 in 1999, an 11% increase over 1998.

Hartford Life Insurance Company is the market leader in the annuity industry and, according to Variable Annuity and Research Data Service (VARDS), was the number one writer of individual variable annuities in the United States for 1999 and 1998 with sales of $10.3 billion and $9.9 billion, respectively. The Company sells both variable and fixed individual annuity products through a wide distribution network of national and regional broker-dealer organizations, banks and other financial institutions and independent financial advisors. Total individual annuity sales were $10.9 billion and $10.0 billion in 1999 and 1998, respectively. The Company was also the number one seller of individual variable annuities through banks in 1999 and 1998, according to Kenneth Kehrer and Associates.

The Company's total account value related to individual annuity products was $89.0 billion as of December 31, 1999. Of this total account value, $80.6 billion, or 91%, related to individual variable annuity products and $8.4 billion, or 9%, related primarily to fixed MVA annuity products.

The Company is among the top providers of retirement products and services, including asset management and plan administration, to municipalities pursuant to Section 457 and plans to corporations under Section 401(k) of the Internal Revenue Code of 1986, as amended (herein after referred to as "Section 457" and "Section 401(k)", respectively). The Company presently administers over 2,000
Section 457 plans and over 900 Section 401(k) plans. The Company also provides structured settlement contracts, terminal funding products and other investment products such as guaranteed investment contracts (GICs).

Products

Individual Variable Annuities -- Hartford Life Insurance Company earns fees for managing variable annuity assets and maintaining policyholder accounts, which are based on the policyholders' account values. The Company uses specified portions of the periodic premiums of a customer to purchase units in one or more mutual funds, as directed by the customer, who then assumes the investment performance risks and rewards. As a result, variable annuities permit policyholders to choose aggressive or conservative investment strategies as they deem appropriate without affecting the composition and quality of assets in the Company's general account. These products offer the policyholder a variety of equity and fixed income options, as well as the ability to earn a guaranteed rate of interest in the general account of the Company. The Company offers an enhanced guaranteed rate of interest for a specified period of time (no longer than twelve months) if the policyholder elects to dollar-cost average (DCA) funds from the Company's general account into one or more non-guaranteed separate accounts. Due to this enhanced rate and the volatility experienced in the overall equity markets, this option has become very popular with policyholders. Deposits of varying amounts may be made at regular or irregular intervals and the value of these assets fluctuates in accordance with the investment performance of the funds selected by the policyholder. To encourage persistency, many of the Company's individual variable annuities are subject to withdrawal restrictions and surrender charges ranging initially from 6% to 7% of the contract's face amount which reduce to zero on a sliding scale, usually within seven policy years. Volatility experienced by the equity markets in 1998 and 1999 did not cause a significant increase in variable annuity surrenders, demonstrating that policyholders are aware of the long-term nature of these products. Individual variable annuity account value of $80.6 billion as of December 31, 1999, has grown significantly from $13.1 billion as of December 31, 1994 due to strong net cash flow, the result of a high level of sales and low levels of surrenders, coupled with equity market appreciation in both the equity and fixed income allocations of the policyholders' account value. Approximately 86% of the individual variable annuity account value was held in non-guaranteed separate accounts as of December 31, 1999.

The assets underlying the Company's variable annuities are managed both internally and by outside money managers, while the Company provides all policy administration services. The Company utilizes a select group of money managers, such as Wellington Management Company, LLP (Wellington), Putnam Financial Services, Inc. (Putnam), American Funds, MFS Investment Management (MFS), Franklin Templeton Group and Morgan Stanley Dean Witter InterCapital, Inc. All have an interest in the continued growth in sales of the Company's products and greatly enhance the marketability of the Company's annuities and the strength of its product offerings. Two of the industry's top ten leading variable annuities, The Director and Putnam Hartford Capital Manager Variable Annuity (based on sales for the year ended 1999) are sponsored by Hartford Life Insurance Company and are managed in part by Wellington and Putnam, respectively. In July 1999, the Company introduced Hartford Leaders, a new multi-manager variable annuity. This new venture combines the product manufacturing, wholesaling and service capabilities of Hartford Life Insurance Company with the investment management expertise of three of the nation's most successful investment management organizations, American Funds, Franklin Templeton Group and MFS. Hartford Life Insurance Company created a separate division at PLANCO to wholesale the product in order to ensure that the Company fully capitalizes on this immense opportunity and, by the end of 1999, the Company had in place a team of over 30 wholesalers. In a matter of six months, sales of Hartford Leaders have already reached a $1 billion annualized sales rate, placing this venture as one of the most successful new product launches in the history of the variable annuity industry.

Fixed MVA Annuities -- Fixed MVA annuities are fixed rate annuity contracts which guarantee a specific sum of money to be paid in the future, either as a lump sum or as monthly income. In the event that a policyholder surrenders a policy prior to the end of the guarantee period, the MVA feature increases or decreases the cash surrender value of the annuity in respect of any interest rate decreases or increases, respectively, thereby protecting the Company from losses due to higher interest rates at the time of surrender. The amount of payment will not fluctuate due to adverse changes in the Company's investment return, mortality experience or expenses. The Company's primary fixed MVA annuities have terms varying from one to ten years with an average term of approximately seven years. Sales of the Company's fixed MVA annuities increased during 1999 as a result of a higher interest rate environment making 1999 the best sales year for this product since 1995. Account values of fixed MVA annuities were $8.4 billion and $8.6 billion as of December 31, 1999 and 1998, respectively.

Retirement Plans -- With respect to retirement products and services, Section 457 plans comprise approximately 80% of the related account values. These assets have traditionally been held in the Company's general account, but increasingly, plan beneficiaries are transferring assets into mutual funds held in separate accounts. The Company offers a number of different funds, both fixed income and equity, to the employees in Section 457 plans. Generally, the Company manages the fixed income funds and certain other outside money managers act as advisors to the equity funds offered in Section 457 plans administered by the Company. The Company also sells Section 401(k) products targeting the small and medium case markets since the Company believes these markets are underpenetrated in comparison to the large case market.

Institutional Liabilities -- Hartford Life Insurance Company also sells structured settlement contracts which provide for periodic payments to an injured person or survivor for a generally determinable number of years, typically in settlement of a claim under a liability policy in lieu of a lump sum settlement. The Company's structured settlements are sold through The Hartford's property-casualty insurance operations as well as specialty brokers. The Company also markets other annuity contracts for special purposes such as the funding of terminated defined benefit pension plans. In addition, the Company offers GICs and short term funding agreements.

Marketing and Distribution

The Investment Products distribution network has been developed based on management's strategy of utilizing multiple and competing distribution channels in an effort to achieve the broadest distribution to reach target customers. The success of the Company's marketing and distribution system depends on its product offerings, fund performance, successful utilization of wholesaling organizations, relationships with national and regional broker-dealer firms, banks and other financial institutions, and independent financial advisors (through which the sale of the Company's individual annuities to customers is consummated) and quality of customer service.

Hartford Life Insurance Company maintains a network of approximately 1,500 broker-dealers and approximately 500 banks, including 24 of the 25 largest retail banks in the United States. The Company periodically negotiates provisions and terms of its relationships with unaffiliated parties and there can be no assurance that such terms will remain acceptable to the Company or such third parties. In August 1998, the Company's parent, HLA, completed the purchase of all outstanding shares of PLANCO, a primary wholesaler of the Company's individual annuities. PLANCO is the nation's largest wholesaler of individual annuities and has played a significant role in Hartford Life Insurance Company's growth over the past decade. As a wholesaler, PLANCO distributes Hartford Life Insurance Company's fixed and variable annuities, and single premium variable life insurance by providing sales support to registered representatives, financial planners and broker-dealers at brokerage firms and banks across the United States. This acquisition secured an important distribution channel for the Company and gives the Company a wholesale distribution platform which it can expand in terms of both the number of individuals wholesaling its products and the portfolio of products in which they wholesale. In addition, the Company uses internal personnel with extensive experience in the Section 457 market, as well as access to the Section 401(k) market, to sell its products and services in the retirement plan market.

Competition

The Investment Products segment competes with numerous other insurance companies as well as certain banks, securities brokerage firms, investment advisors and other financial intermediaries marketing annuities and other retirement-oriented products. As the industry continues to consolidate, some of these companies have or will gain greater financial strength and resources than Hartford

Life Insurance Company. In particular, national banks may become more significant competitors in the future for insurers who sell annuities as a result of court decisions and recent regulatory actions. Passage in November 1999 of the Gramm-Leach-Bliley Act (the Financial Services Modernization Act), which permits affiliations among banks, securities firms and insurance companies, may have competitive, operational and other implications to the Company. (For additional information, see the Regulatory Matters and Contingencies section of the MD&A.) Product sales are affected by competitive factors such as investment performance ratings, product design, visibility in the marketplace, financial strength ratings, distribution capabilities, levels of charges and credited rates, reputation and customer service.

INDIVIDUAL LIFE

The Individual Life segment, which focuses on the high end estate and business planning markets, sells a variety of products including variable life, universal life, interest sensitive whole life and term life insurance. Life insurance in force increased 9% to $66.7 billion as of December 31, 1999 from $61.1 billion as of December 31, 1998. Account values grew 20% to $5.4 billion as of December 31, 1999 from $4.5 billion as of December 31, 1998. The Individual Life segment generated revenues of $574 and $543 in 1999 and 1998, respectively. Net income in the Individual Life segment was $68 in 1999, a 6% increase over 1998.

Products

The recent trend in the individual life industry has been a shift away from traditional products and fixed universal life insurance towards variable life (including variable universal life) insurance products. Hartford Life Insurance Company has been on the leading edge of this industry trend and is a top ten writer of new variable life sales according to Tillinghast-Towers Perrin. In 1999, of the Company's new sales of individual life insurance, 84% was variable life and 13% was either universal life or interest sensitive whole life. The Company also sold a small amount of term life insurance.

Variable Life -- Variable life insurance provides a return linked to an underlying investment portfolio and the Company allows policyholders to determine their desired asset mix among a variety of underlying mutual funds. As the return on the investment portfolio increases or decreases, as the case may be, the death benefit or surrender value of the variable life policy may increase or decrease. The Company's single premium variable life product provides a death benefit to the policy beneficiary based on a single premium deposit. The Company's second-to-die products are distinguished from other products in that two lives are insured rather than one, and the policy proceeds are paid upon the second death of the two insureds. Second-to-die policies are frequently used in estate planning, often to fund estate taxes for a married couple. Variable life account values were $2.6 billion and $1.7 billion as of December 31, 1999 and 1998, respectively.

Universal Life and Interest Sensitive Whole Life -- Universal life and interest sensitive whole life insurance coverages provide life insurance with adjustable rates of return based on current interest rates. The Company offers both flexible and fixed premium policies and provides policyholders with flexibility in the available coverage, the timing and amount of premium payments and the amount of the death benefit provided there are sufficient policy funds to cover all policy charges for the coming period. Universal life and interest sensitive whole life represented 13% of new annualized premium sales of individual life insurance in 1999. The Company also sells universal life insurance policies with a second-to-die feature similar to that of the variable life insurance product offered. Universal life and interest sensitive whole life account values were $2.0 billion as of December 31, 1999 and 1998.

Marketing and Distribution

Consistent with the Company's strategy to access multiple distribution outlets, the Individual Life distribution organization has been developed to penetrate a multitude of retail sales channels. These include independent life insurance sales professionals; agents of other companies; national, regional and independent broker-dealers; banks; and property-casualty insurance organizations. The primary organization used to wholesale Hartford Life Insurance Company's products to these outlets is a group of highly qualified life insurance professionals with specialized training in sophisticated life insurance sales, particularly as it pertains to estate and business planning. These individuals are generally employees of the Company, who are managed through a regional sales office system. The Company has grown this organization rapidly the past few years, to over 180 individuals, and expects to continue to increase the number of wholesalers in the future.

Competition

The Individual Life segment competes with approximately 1,600 life insurance companies in the United States, as well as other financial intermediaries marketing insurance products. Competitive factors related to this segment are primarily the breadth and quality of life insurance products offered, competitiveness of pricing, relationships with third-party distributors and the quality of underwriting and customer service.

CORPORATE OWNED LIFE INSURANCE (COLI)

Hartford Life Insurance Company is a leader in the COLI market, which includes life insurance policies purchased by a company on the lives of its employees, with the company named as the beneficiary under the policy. Until the Health Insurance Portability Act of 1996 (HIPA Act of 1996), the Company sold two principal types of COLI, leveraged and variable products. Leveraged COLI is a fixed premium life insurance policy owned by a company or a trust sponsored by a company. The HIPA Act of 1996 phased out the deductibility of interest on policy loans under leveraged COLI at the end of 1998, thus virtually eliminating all future sales of leveraged COLI. Variable COLI continues to be a product used by employers to fund non-qualified benefits or other post-employment benefit liabilities. Products marketed in this segment also include coverage owned by employees under business sold through corporate sponsorship. Variable COLI account values were $12.4 billion and $11.2 billion as of December 31, 1999 and 1998, respectively.

In November 1998, Hartford Life recaptured an in force block of leveraged COLI business from MBL Life Assurance Co. of New Jersey (MBL Life). The transaction was consummated through the assignment of a reinsurance arrangement between Hartford Life and MBL Life to a Hartford Life subsidiary. Hartford Life originally assumed the life insurance block in 1992 from Mutual Benefit Life Insurance Company (Mutual Benefit Life), which was placed in court-supervised rehabilitation in 1991, and reinsured a portion of those policies back to MBL Life. MBL Life, previously a Mutual Benefit Life subsidiary, operates under the Rehabilitation Plan for Mutual Benefit Life. The recaptured MBL business increased revenues and expenses for 1998, however, there was no impact to net income. Leveraged COLI account values decreased to $5.7 billion as of December 31, 1999 from $9.2 billion as of December 31, 1998, primarily due to the HIPA Act of 1996. Although COLI revenues decreased in 1999 to $830 from $1,567 in 1998, COLI earnings increased 17%, to $28 in 1999.

OTHER MATTERS

RESERVES

In accordance with applicable insurance regulations under which Hartford Life Insurance Company operates, life insurance subsidiaries of the Company establish and carry as liabilities actuarially determined reserves which are calculated to meet the Company's future obligations. Reserves for life insurance contracts are based on actuarially recognized methods using prescribed morbidity and mortality tables in general use in the United States, which are modified to reflect the Company's actual experience when appropriate. These reserves are computed at amounts that, with additions from estimated premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet the Company's policy obligations at their maturities or in the event of an insured's death. Reserves also include unearned premiums, premium deposits, claims incurred but not reported and claims reported but not yet paid. Reserves for assumed reinsurance are computed on bases essentially comparable to direct insurance reserves.

For Hartford Life Insurance Company's universal life and interest sensitive whole life policies, reserves are set according to premiums collected, plus interest credited, less charges. Other fixed death benefit and individual life reserves are based on assumed investment yield, persistency, mortality and morbidity as per commonly used actuarial tables, expenses and margins for adverse deviations.

The persistency of Hartford Life Insurance Company's annuity and other interest sensitive life insurance reserves is enhanced by policy restrictions on the withdrawal of funds. Withdrawals in excess of allowable penalty-free amounts are assessed a surrender charge during a penalty period, which is usually at least seven years. Such surrender charge is initially a percentage of the accumulation value, which varies by product, and generally decreases gradually during the penalty period. Surrender charges are set at levels to protect the Company from loss on early terminations and to reduce the likelihood of policyholders terminating their policies during periods of increasing interest rates, thereby lengthening the effective duration of policy liabilities and improving the Company's ability to maintain profitability on such policies.

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

REINSURANCE

In accordance with normal industry practice, Hartford Life Insurance Company is involved in both the cession and assumption of insurance with other insurance and reinsurance companies. As of December 31, 1999, the maximum amount of life insurance retained on any one life by any of the life operations is approximately $2.5, excluding accidental death benefits.

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

For further discussion of Hartford Life Insurance Company's investment operations and the Company's approach to managing investment risk, see the Investments section of the MD&A, as well as Notes 2(f), 2(g), 2(h) and 3 of Notes to Consolidated Financial Statements.


RATINGS

Reference is made to the Capital Resources and Liquidity section of the MD&A under "Ratings".

RISK-BASED CAPITAL

Reference is made to the Capital Resources and Liquidity section of the MD&A under "Risk-Based Capital".

LEGISLATIVE AND REGULATORY INITIATIVES

Reference is made to the Regulatory Matters and Contingencies section of the MD&A under "Legislative and Regulatory Initiatives".

INSOLVENCY FUND

Reference is made to the Regulatory Matters and Contingencies section of the MD&A under "Insolvency Fund".

NAIC PROPOSALS

Reference is made to the Regulatory Matters and Contingencies section of the MD&A under "NAIC Proposals".

DEPENDENCE ON CERTAIN THIRD PARTY RELATIONSHIPS

Reference is made to the Regulatory Matters and Contingencies section of the MD&A under "Dependence on Certain Third Party Relationships".

YEAR 2000

Reference is made to the Regulatory Matters and Contingencies section of the MD&A under "Year 2000".

EMPLOYEES

Hartford Life Insurance Company's parent (Hartford Life) had approximately 5,000 employees at February 29, 2000.

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

ITEM 3.  LEGAL PROCEEDINGS

Hartford Life Insurance Company is involved in pending and threatened litigation in the normal course of its business in which claims for monetary and punitive damages have been asserted. Some of these cases have been filed as purported class actions and some cases have been filed in certain jurisdictions that permit punitive damage awards disproportionate to the actual damages incurred. Although there can be no assurances, at the present time the Company does not anticipate that the ultimate liability arising from such pending or threatened litigation, after consideration of provisions made for estimated losses and costs of defense, will have a material adverse effect on the financial condition or operating results of the Company.

PART II

ITEM 5. MARKET FOR HARTFORD LIFE INSURANCE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

All of the Company's outstanding shares are ultimately owned by Hartford Life which is ultimately a subsidiary of The Hartford. As of March 24, 2000, the Company had issued and outstanding 1,000 shares of common stock at a par value of $5,690 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in millions, unless otherwise stated)

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and related Notes beginning on page F-1.

Certain statements contained in this discussion, other than statements of historical fact, are forward-looking statements. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company's control and have been made based upon management's expectations and beliefs concerning future developments and their potential effect on Hartford Life Insurance Company and subsidiaries ("Hartford Life Insurance Company" or the "Company"). There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on Hartford Life Insurance Company will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of certain factors, including the possibility of general economic, business and legislative conditions that are less favorable than anticipated, changes in interest rates or the stock markets, stronger than anticipated competitive activity and those described in the forward-looking statements.

Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

INDEX

Consolidated Results of Operations                         11         Investments                                               14
Investment Products                                        12         Capital Resources and Liquidity                           20
Individual Life                                            13         Regulatory Matters and Contingencies                      21
Corporate Owned Life Insurance (COLI)                      14         Accounting Standards                                      22

CONSOLIDATED RESULTS OF OPERATIONS

Hartford Life Insurance Company is a leading financial services and insurance company providing investment and retirement products such as variable and fixed annuities and retirement plan services; individual and corporate owned life insurance; and, employee benefit products such as group life and disability insurance that is directly written by the Company and is substantially ceded to its parent, Hartford Life and Accident Insurance Company (HLA).

The Company derives its revenues principally from: (a) asset management fees on separate account assets and mortality and expense fees; (b) net investment income on general account assets; (c) cost of insurance charges; (d) fully insured premiums; and (e) certain other fees earned by the Company. Asset management fees and mortality and expense fees are primarily generated from separate account assets, which are deposited with the Company through the sale of variable annuity products and variable life products. Cost of insurance charges are assessed on the net amount at risk for investment oriented life insurance products.

Hartford Life Insurance Company's expenses essentially consist of interest credited to policyholders on general account liabilities, insurance benefits provided, dividends to policyholders, costs of selling and servicing the various products offered by the Company, and other general business expenses.

Hartford Life Insurance Company's profitability depends largely on the amount of assets, the level of fully insured premiums, the adequacy of product pricing and underwriting discipline, and its ability to earn target spreads between earned investment rates on general account assets and credited rates to customers.

OPERATING SUMMARY

                                                     1999               1998
                                                     ----               ----
Total revenues                                       $3,400             $3,975
Total expenses                                        3,039              3,625
                                                      -----              -----
          NET INCOME                                 $  361             $  350
                                                      -----              -----

Hartford Life Insurance Company has the following reportable segments:
Investment Products, Individual Life and Corporate Owned Life Insurance (COLI). The Company reports in "Other" corporate items not directly allocable to any of its segments, as well as certain employee benefits, including group life and disability insurance that is directly written by the Company and is substantially ceded to its parent, HLA. For information regarding the Company's segments, see Note 13 of Notes to Consolidated Financial Statements.

Revenues decreased $575, or 14%, due primarily to the declining block of leveraged COLI business. Excluding the COLI segment, revenues increased $162, or 7%, driven mostly by the Investment Products and Individual Life segments, where revenues increased $105, or 6%, and $31, or 6%, respectively. The revenue growth in the Investment Products segment was, for the most part, due to higher fee income in the individual annuity operation, where fee income increased $209, or 24%, due to significant growth in related account values resulting from strong sales, favorable persistency and equity market appreciation. The growth in Individual Life was fundamentally due to higher fee income associated with the growing block of variable life insurance.

Total benefits, claims and expenses decreased $589, or 17%, primarily due to the declining block of leveraged COLI business. Excluding the COLI segment, total benefits, claims and expenses increased $155, or 8%, consistent with the revenue growth described above. Combined net income for Investment Products, Individual Life and COLI increased $38, or 11%, driven mostly by increased fee income associated with higher account values in the Investment Products segment, as well as continued growth in Individual Life and COLI. Net losses in "Other" increased $27 primarily related to the loss of $16 associated with the commutation of a reinsurance arrangement as discussed in Note 9 of Notes to Consolidated Financial Statements.

OUTLOOK

Management believes that it has developed and implemented strategies to maintain and enhance its position as a market leader within the financial services industry and to continue the Company's growth in assets. Hartford Life Insurance Company is well positioned to assist individuals in meeting their financial goals as they increasingly save and plan for retirement, protect themselves and their families against disability or death and prepare their estates for an efficient transfer of wealth between generations. Hartford Life Insurance Company's strong market position in its primary businesses, which align with these growing markets, will provide opportunities to increase sales of the Company's products and services.

Certain proposed legislative initiatives which could impact Hartford Life Insurance Company are discussed in the Regulatory Matters and Contingencies section.

SEGMENT RESULTS

Below is a summary of net income (loss) by segment.

                                         1999       1998
                                         ----       ----
Investment Products                     $ 300      $ 270
Individual Life                            68         64
Corporate Owned Life Insurance             28         24
Other                                     (35)        (8)
                                        -----      -----
   NET INCOME                           $ 361      $ 350
                                        -----      -----

A description of each segment as well as an analysis of the operating results summarized above is included on the following pages.

INVESTMENT PRODUCTS

OPERATING SUMMARY

                                  1999         1998
                                  ----         ----
Total revenues                 $  1,884     $  1,779
Total expenses                    1,584        1,509
                                  -----        -----
          NET INCOME           $    300     $    270
                                  -----        -----

The Investment Products segment focuses on the savings and retirement needs of the growing number of individuals who are preparing for retirement or have already retired through the sale of individual fixed and variable annuities, retirement plan services and other investment products. The Company, along with its parent, was ranked the number one writer of individual variable annuities in the United States for 1999 according to Variable Annuity and Research Data Service (VARDS) and the number one seller of individual variable annuities through banks, according to Kenneth Kehrer and Associates.

Revenues increased $105, or 6%, primarily due to higher fee income in the individual annuity operation. Fees generated by individual annuities increased $209, or 24%, as related account values increased $18.2 billion, or 26%. The growth in individual annuity account values was mostly due to significant net cash flow, resulting from strong sales of $10.9 billion and favorable persistency, as well as equity market appreciation. Partially offsetting this growth, was a decline in total revenues of $72 as the non-insurance subsidiaries, which included fees generated from mutual fund operations, were transferred to HLA in November 1998 in the form of a dividend as discussed in Note 1 of Notes to Consolidated Financial Statements.

Total expenses increased $75, or 5%, as a result of the continued growth in this segment. This increase was primarily driven by amortization of deferred policy acquisition costs, which grew $85, or 26%. Additionally, other expenses in the individual annuity operations increased $37, or 17%, essentially due to growth in the individual variable annuity operation. Partially offsetting this growth was a decline in total expenses of $57 related to the transfer of the non-insurance subsidiaries, which included fees generated from mutual fund operations, described above.

Net income increased $30, or 11%, for the most part due to the growth in revenues discussed above. Also contributing to the higher net income were operating efficiencies that the segment continues to achieve, particularly in its individual variable annuity operation, where operating expenses as a percentage of average individual annuity account values decreased from 23 basis points to 21 basis points. Additionally, the transfer of the non-insurance subsidiaries, which included fees generated from mutual fund operations, described above, partially offset the growth in this segment.

OUTLOOK

The market for retirement products continues to expand as individuals increasingly save and plan for retirement. Demographic trends suggest that as the baby boom generation matures, a significant portion of the United States population will allocate a greater percentage of their disposable incomes to saving for their retirement years due to uncertainty surrounding the Social Security system and increases in average life expectancy. As this market grows, particularly for variable annuities and mutual funds, new companies are continually entering the market and aggressively seeking distribution capabilities and pursuing market share. This trend is not expected to subside, particularly in light of the Gramm-Leach-Bliley Act of 1999 (the Financial Services Modernization Act), which was enacted into law, allowing banks, securities firms and insurance companies to have ownership affiliation. (For additional information, see the Regulatory Matters and Contingencies section.)

Management believes that it has developed and implemented strategies to maintain and enhance its position as a market leader in the financial services industry.

INDIVIDUAL LIFE

OPERATING SUMMARY

                                       1999       1998
                                       ----       ----
Total revenues                        $  574     $  543
Total expenses                           506        479
                                         ---        ---
          NET INCOME                  $   68     $   64
                                         ---        ---

The Individual Life segment, which focuses on the high end estate and business planning markets, sells a variety of life insurance products, including variable life, universal life, interest sensitive whole life and term life insurance.

Revenues increased $31, or 6%, resulting primarily from higher fee income associated with the growing block of variable life insurance. Fee income increased $52, or 15%, as variable life account values increased $868, or 50%, and variable life insurance in force increased $7.5 billion, or 46%. The higher fee income was partially offset by a decrease of $12, or 7%, in net investment income. Expenses increased $27, or 6%, primarily as a result of an increase in amortization of deferred policy acquisition costs and operating expenses of $23, or 22%, and $10, or 9%, respectively, associated with the growth of this segment. Partially offsetting these increases was a decrease in benefits, claims and claim adjustment expenses of $8, or 3%, principally due to lower mortality costs. Net income increased $4, or 6%, essentially due to the higher fee income and favorable mortality described above.

OUTLOOK

Management believes that the Company's strong market position will provide opportunities for growth in this segment as individuals increasingly prepare their estates for an efficient transfer of wealth between generations.

CORPORATE OWNED LIFE INSURANCE (COLI)

OPERATING SUMMARY

                               1999       1998
                               ----       ----
Total revenue                 $  830     $  1,567
Total expenses                   802        1,543
                                 ---        -----
          NET INCOME          $   28     $     24
                                 ---        -----

Hartford Life Insurance Company is a leader in the COLI market, which includes life insurance policies purchased by a company on the lives of its employees, with the company named as beneficiary under the policy. Until the Health Insurance Portability and Accountability Act of 1996 (HIPA Act of 1996), the Company sold two principal types of COLI business, leveraged and variable products. Leveraged COLI is a fixed premium life insurance policy owned by a company or a trust sponsored by a company. The HIPA Act of 1996 phased out the deductibility of interest on policy loans under leveraged COLI through the end of 1998, virtually eliminating all future sales of this product. Variable COLI continues to be a product used by employers to fund non-qualified benefits or other postemployment benefit liabilities. Products marketed in this segment also include coverage owned by employees under business sold through corporate sponsorship.

Revenues decreased $737, or 47%, primarily attributable to the downsizing of the leveraged COLI business as a result of the HIPA Act of 1996. During 1999, leveraged COLI account values decreased $3.4 billion, or 37%. Consistent with the decrease in revenues, expenses decreased $741, or 48%. Net income increased $4, or 17%, primarily due to growth in the variable COLI business, where related account values increased $1.2 billion, or 10%. Additionally, leveraged COLI net income increased due to earnings associated with the MBL business recaptured in November 1998 (as discussed earlier), which was partially offset by decreases associated with the downsizing of the overall leveraged COLI business.

OUTLOOK

The focus of this segment is variable COLI, which continues to be a product generally used by employers to fund non-qualified benefits or other postemployment benefit liabilities. The leveraged COLI product has been an important contributor to Hartford Life Insurance Company's profitability in recent years and will continue to contribute to the profitability of Hartford Life Insurance Company in the future, although the level of profit is expected to decline. COLI is subject to a changing legislative and regulatory environment that could have a material adverse affect on its business. Certain proposed legislative initiatives could impact COLI and are discussed in the Regulatory Matters and Contingencies section.

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

The Company's separate accounts reflect two categories of risk assumption: non-guaranteed separate accounts totaling $110.4 billion and $80.6 billion as of December 31, 1999 and 1998, respectively wherein the policyholder assumes substantially all the investment risk and reward, and guaranteed separate accounts totaling $8.7 billion and $9.7 billion as of December 31, 1999 and 1998, respectively, wherein Hartford Life Insurance Company contractually guarantees either a minimum return or account value to the policyholder. Non-guaranteed separate account products include variable annuities, variable life insurance contracts and variable

COLI. Guaranteed separate account products primarily consist of modified guaranteed individual annuities and modified guaranteed life insurance and generally include market value adjustment features to mitigate the risk of disintermediation.

The Company's general account consists of a diversified portfolio of investments. Although all the assets of the general account support the Company's general account liabilities, the Company's investment strategy group has developed separate investment portfolios for specific classes of product liabilities within the general account. The strategy group works closely with the business lines to develop specific investment guidelines, including duration targets, asset allocation and convexity constraints, asset/liability mismatch tolerances and return objectives for each product line in order to achieve each product line's individual risk and return objectives.

Invested assets in the Company's general account totaled $18.1 billion as of December 31, 1999 and were comprised of $13.5 billion of fixed maturities, $4.2 billion of policy loans and other investments of $398. As of December 31, 1998, general account invested assets totaled $21.8 billion and were comprised of $14.8 billion of fixed maturities, $6.7 billion of policy loans and other investments of $295. Policy loans, which had a weighted-average interest rate of 7.5% and 9.9%, as of December 31, 1999 and 1998, respectively, increased primarily as a result of the MBL Recapture. These loans are secured by the cash value of the underlying life insurance policies and do not mature in a conventional sense, but expire in conjunction with the related policy liabilities.

During 1999, the Hartford Life Insurance Company continued its investment strategy of increasing its allocation to municipal tax-exempt securities with the objective of increasing after-tax yields, and also increased its allocation to commercial mortgage backed and mortgage backed securities. Short-term investments decreased as of December 31, 1999 as compared to 1998 primarily due to the funding of scheduled liability maturities and reallocation into other asset sectors.

Approximately 22.2% and 23.3% of the Company's fixed maturity portfolio was invested in private placement securities (including Rule 144A offerings) as of December 31, 1999 and 1998, respectively. Private placement securities are generally less liquid than public securities; however, covenants for private placements are designed to mitigate liquidity risk. Most of the private placement securities in the Company's portfolio are rated by nationally recognized rating organizations.

INVESTMENT RESULTS

The table below summarizes Hartford Life Insurance Company's investment results.

 (Before-tax)                                                 1999              1998
 ------------                                                 ----              ----
 Net investment income - excluding policy loan income      $    968          $    970
 Policy loan income                                             391               789
                                                           --------          --------
 Net investment income - total                             $  1,359          $  1,759
                                                           --------          --------
 Yield on average invested assets (1)                           6.8%              8.0%
                                                           --------          --------
 Net realized capital losses                               $     (4)         $     (2)
                                                           --------          --------

 (1) Represents net investment income (excluding net realized capital losses) divided by average invested assets at cost (fixed maturities at amortized cost). In 1998, average invested assets were calculated assuming the MBL Recapture proceeds were received on January 1, 1998.


Total net investment income, before-tax, decreased $400, or 23%, most notably due to a decrease in policy loan income of $398 associated with the downsizing of the leveraged COLI business. Yield on average invested assets declined to 6.8%, as a result of a decline in the policy loan weighted average interest rate to 7.5% in 1999 from 9.9% in 1998. Net realized capital gains on the sale of equity securities and fixed maturities offset a $28, after-tax, other than temporary impairment charge related to asset backed securities securitized and serviced by Commercial Financial Services, Inc. (CFS) securities, which were sold in August of 1999.

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

Upward movement in market interest rates during 1999 resulted in a significant decline in the fair value of the fixed maturities portfolio over 1998. However, the Company's asset allocation, and therefore its exposure to market risk, has not changed materially from its position at December 31, 1998.

The following table reflects the principal amounts of the fixed and variable rate fixed maturity portfolio, along with the respective weighted average coupons by estimated maturity year as of December 31, 1999. Comparative totals are included for December 31, 1998. Expected maturities differ from contractual maturities due to call or prepayment provisions. The weighted average coupon on variable rate securities is based on spot rates as of December 31, 1999 and 1998, and is primarily based on the London Interbank Offered Rate (LIBOR). Callable bonds and notes are distributed to either call dates or maturity, depending on which date produces the most conservative yield. Asset backed securities, collateralized mortgage obligations and mortgage backed securities are distributed to maturity year based on estimates of the rate of future prepayments of principal over the remaining life of the securities. These estimates are developed using prepayment speeds provided in broker consensus data. Such estimates are derived from prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates. Financial instruments with certain leverage features have been included in each of the fixed maturity categories. These instruments have not been separately displayed because they were immaterial to the Company's investment portfolio.

                                                                                                                  1999         1998
                                          2000       2001        2002       2003        2004     Thereafter      TOTAL        Total
BONDS AND NOTES - CALLABLE
Fixed Rate
   Par value                            $    92    $    54     $    34   $      64   $       3   $     230     $     477    $   480
   Weighted average coupon                  7.1%       5.8%        7.1%        7.6%        7.5%        5.3%          6.2%       6.3%
   Fair value                                                                                                  $     456    $   480
Variable Rate
   Par value                            $   126    $    29     $    26   $      --   $      30   $   1,011     $   1,222    $   974
   Weighted average coupon                  6.6%       6.2%        6.6%         --         7.4%        6.6%          6.6%       6.0%
   Fair value                                                                                                  $   1,124    $   883
BONDS AND NOTES - OTHER
Fixed Rate
   Par value                            $ 3,175    $ 1,663     $ 1,106   $   1,117   $   1,132   $   5,393     $  13,586    $13,146
   Weighted average coupon                  6.7%       7.0%        7.3%        6.9%        6.3%        5.5%          6.2%       6.4%
   Fair value                                                                                                  $  12,015    $13,655
Variable Rate
   Par value                            $   222    $    84     $   119   $      73   $      42   $     334     $     874    $ 1,132
   Weighted average coupon                  6.5%       6.0%        6.1%        5.7%        5.3%        4.9%          5.7%       5.7%
   Fair value                                                                                                  $     901    $ 1,096
ASSET BACKED SECURITIES
Fixed Rate
   Par value                            $   409    $   565     $   308   $     197   $     172   $     332     $   1,983    $ 1,886
   Weighted average coupon                  6.8%       6.6%        6.5%        6.4%        6.8%        7.3%          6.7%       6.8%
   Fair value                                                                                                  $   1,847    $ 1,811
Variable Rate
   Par value                            $   187    $   275     $   222   $     216   $     166   $     421     $   1,487    $ 1,720
   Weighted average coupon                  6.4%       6.4%        6.6%        6.7%        6.7%        6.7%          6.6%       6.1%
   Fair value                                                                                                  $   1,419    $ 1,622
COLLATERALIZED MORTGAGE OBLIGATIONS
Fixed Rate
   Par value                            $   349    $   235     $   142   $      75   $      39   $     202     $   1,042    $ 1,342
   Weighted average coupon                  6.0%       6.1%        6.2%        6.5%        7.1%        7.2%          6.4%       6.3%
   Fair value                                                                                                  $     941    $ 1,286
Variable Rate
   Par value                            $    16    $     3     $     1   $      --   $       1   $     103     $     124    $   276
   Weighted average coupon                  7.1%       5.0%        6.9%         --         8.1%        5.5%          5.8%       6.2%
   Fair value                                                                                                  $     113    $   260
COMMERCIAL MORTGAGE BACKED SECURITIES
Fixed Rate
   Par value                            $   106    $   148     $   129   $      50   $      94   $   1,234     $   1,761    $ 1,535
   Weighted average coupon                  6.7%       7.6%        7.2%        7.1%        7.2%        7.1%          7.1%       7.1%
   Fair value                                                                                                  $   1,604    $ 1,578
Variable Rate
   Par value                            $   237    $   117     $   134   $     178   $     122   $     459     $   1,247    $ 1,046
   Weighted average coupon                  7.3%       7.6%        7.3%        7.2%        7.5%        7.7%          7.5%       6.7%
   Fair value                                                                                                  $   1,073    $ 1,000
MORTGAGE BACKED SECURITIES
Fixed Rate
   Par value                            $    73    $    83     $    82   $      74   $      66   $     698     $   1,076    $   654
   Weighted average coupon                  7.0%       7.0%        7.0%        7.0%        7.0%        7.9%          7.6%       6.8%
   Fair value                                                                                                  $     816    $   615
Variable Rate
   Par value                            $     1    $     1     $    --   $      --   $      --   $       2     $       4    $    11
   Weighted average coupon                  6.6%       6.6%         --          --          --         6.3%          6.4%       8.6%
   Fair value                                                                                                  $       4    $    10

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

Derivatives play an important role in facilitating the management of interest rate risk, creating opportunities to efficiently fund obligations, hedge against risks that affect the value of certain liabilities and adjust broad investment risk characteristics as a result of any significant changes in market risks. The Company uses a variety of derivatives, including swaps, caps, floors, forwards and exchange traded financial futures and options, in order to hedge exposure primarily to interest rate risk on anticipated investment purchases or existing assets and liabilities. The Company does not make a market or trade derivatives for the express purpose of earning trading profits. The Company's derivative program is monitored by an internal compliance unit and is reviewed frequently by senior management. The notional amounts of derivative contracts, which represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk, totaled $7.5 billion as of December 31, 1999 ($4.7 billion related to insurance investments and $2.8 related to life insurance liabilities). As of December 31, 1998, the notional amounts pertaining to derivatives totaled $9.7 billion ($4.9 billion related to insurance investments and $4.8 billion related to life insurance liabilities.)

The strategies described below are used to manage the aforementioned risks.

Anticipatory Hedging -- For certain liabilities, the Company commits to the price of the product prior to receipt of the associated premium or deposit. Anticipatory hedges are routinely executed to offset the impact of changes in asset prices arising from interest rate changes pending the receipt of premium or deposit and the subsequent purchase of an asset. These hedges involve taking a long position in interest rate futures or entering into an interest rate swap with duration characteristics equivalent to the associated liabilities or anticipated investments. The notional amount of anticipatory hedges as of December 31, 1999 and 1998 was $186 and $235, respectively.

Liability Hedging -- Several products obligate the Company to credit a return to the contractholder which is indexed to a market rate. To hedge risks associated with these products, the Company enters into various derivative contracts. Interest rate swaps are used to convert the contract rate into a rate that trades in a more liquid and efficient market. This hedging strategy enables the Company to customize contract terms and conditions to customer objectives and satisfies Hartford Life Insurance Company's asset/liability matching policy. Interest rate swaps are also used to convert certain fixed contract rates into floating rates, thereby allowing them to be appropriately matched against floating rate assets. Additionally, interest rate caps are used to hedge against the risk of contractholder disintermediation in a rising interest rate environment. The notional amount of derivatives used for liability hedges as of December 31, 1999 and 1998 was $2.8 billion and $4.8 billion, respectively.

Asset Hedging -- To meet the various policyholder obligations and to provide cost effective prudent investment risk diversification, the Company may combine two or more financial instruments to achieve the investment characteristics of a fixed maturity security or that match an associated liability. The use of derivative instruments in this regard effectively transfers unwanted investment risks or attributes to others. The selection of the appropriate derivative instruments depends on the investment risk, the liquidity and efficiency of the market, and the asset and liability characteristics. The notional amount of asset hedges as of December 31, 1999 and 1998 was $3.5 billion and $3.2 billion, respectively.

Portfolio Hedging -- The Company periodically compares the duration and convexity of its portfolios of assets to their corresponding liabilities and enters into portfolio hedges to reduce any difference to desired levels. Portfolio hedges reduce the mismatch between assets and liabilities and offset the potential impact to cash flows caused by changes in interest rates. The notional amount of portfolio hedges as of December 31, 1999 and 1998 was $1.0 billion and $1.5 billion, respectively.

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

Other Insurance Products

Long-term Pay Out Liabilities -- Products in this category are long term in nature and may contain significant actuarial (including mortality and morbidity) pricing and cash flow risks. The cash flows associated with these policy liabilities are not interest rate sensitive but do vary based on the timing and amount of benefit payments. The primary risks associated with these products are that the benefits will exceed expected actuarial pricing and/or that the actual timing of the cash flows will differ from those anticipated resulting in an investment return lower than that assumed in pricing. Product examples include structured settlement contracts, on-benefit annuities (i.e., the annuitant is currently receiving benefits thereon) and long-term disability contracts. Contract duration is generally five to ten years.

Short-term Pay Out Liabilities -- These liabilities are short term in nature with a duration of less than one year. The primary risks associated with these products are determined by the non-investment contingencies such as mortality or morbidity and the variability in the timing of the expected cash flows. Liquidity is of greater concern than for the long-term pay out liabilities. Products include individual and group term life insurance contracts and short-term disability contracts.

Management of the duration of investments with respective policyholder obligations is an explicit objective of the Company's management strategy. The estimated cash flows of insurance policy liabilities based upon internal actuarial assumptions as of December 31, 1999 are reflected in the table below by expected maturity year.
Comparative totals are included for December 31, 1998.

(Dollars in billions)

                                                                                                             1999      1998
       DESCRIPTION (1)                        2000       2001      2002       2003     2004    Thereafter    TOTAL     Total
Fixed rate asset accumulation vehicles       $ 1.9      $ 1.4     $ 0.7      $  1.3   $ 2.2    $ 2.1        $  9.6    $ 10.8
   Weighted average credited rate              6.6%       6.8%      6.3%        5.5%    6.9%     6.8%          6.6%      6.6%
Indexed asset accumulation vehicles          $ 0.4      $ 0.1     $  -       $   -    $  -     $  -         $  0.5    $  0.3
   Weighted average credited rate              6.2%       6.2%       -           -       -        -            6.2%      5.1%
Interest credited asset accumulation         $ 4.7      $ 0.6     $ 0.5      $  0.3   $ 0.3    $ 3.7        $ 10.1    $ 10.7
   vehicles
   Weighted average credited rate              5.9%       5.5%      5.5%        5.6%    5.6%     5.6%          5.7%      5.7%
Long-term pay out liabilities                $ 0.3      $ 0.3     $ 0.3      $  0.2   $ 0.2    $ 1.9        $  3.2    $  2.9
Short-term pay out liabilities               $ 0.2      $  -      $  -       $   -    $  -     $  -         $  0.2    $  0.2

(1) As of December 31, 1999 and 1998, the fair value of the Company's investment contracts including guaranteed separate accounts was $20.4 billion and $21.4 billion, respectively.

CAPITAL RESOURCES AND LIQUIDITY

RATINGS

The following table summarizes the Company's financial ratings from the major independent rating organizations as of February 29, 2000:

                                                              DUFF &                    STANDARD &
        INSURANCE RATINGS                     A.M. BEST       PHELPS       MOODY'S        POOR'S
        ---------------------------------------------------------------------------------------------
        Hartford Life Insurance Company           A+           AA+           Aa3            AA
        Hartford Life and Annuity                 A+           AA+           Aa3            AA
        ---------------------------------------------------------------------------------------------


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

RISK-BASED CAPITAL

The National Association of Insurance Commissioners (NAIC) has regulations establishing minimum capitalization requirements based on Risk-Based Capital
(RBC) formulas for life insurance companies. The requirements consist of formulas which identify companies that are undercapitalized and require specific regulatory actions. The RBC formula for life insurance companies establishes capital requirements relating to insurance, business, asset and interest rate risks. The RBC ratios for each of the life insurance subsidiaries are in excess of 200% as of December 31, 1999, which are greater than the minimum threshold.

CASH FLOW

                                                       1999          1998
                                                       ----          ----
Cash provided by operating activities               $     325    $    371
Cash provided by investing activities                   2,423         601
Cash used for financing activities                     (2,710)     (1,009)
Cash - end of year                                         55          17
                                                           --          --


In 1999, the decrease in cash provided by operating activities was primarily the result of timing in the settlement of receivables and payables. The increase in cash provided by investing activities and the decrease in cash used for financing activities primarily related to the significant downsizing of the leveraged COLI block of business, as well as the decrease in the Company's guaranteed investment contract (GIC) business.

Operating cash flows in the periods presented have been more than adequate to meet liquidity requirements.

MBL RECAPTURE

On November 10, 1998, the Company recaptured an in force block of COLI business (referred to as "MBL Recapture") previously ceded to MBL Life Assurance Co. of New Jersey (MBL Life). The transaction was consummated through the assignment of a reinsurance arrangement between Hartford Life and MBL Life to a Hartford Life subsidiary. Hartford Life originally assumed the life insurance block in 1992 from Mutual Benefit Life, which was placed in court-supervised rehabilitation in 1991, and reinsured a portion of those policies back to MBL Life. MBL Life, previously a Mutual Benefit Life subsidiary, operated under the Rehabilitation Plan for Mutual Benefit Life. The MBL Recapture has been recorded retroactive to January 1, 1998 with respect to results of operations. The transaction resulted in a decrease in reinsurance recoverables of $4.8 billion with an offset primarily in policy loans and other investments.

REGULATORY MATTERS AND CONTINGENCIES

LEGISLATIVE AND REGULATORY INITIATIVES

The business of insurance is primarily regulated by the states and is also affected by a range of legislative developments at the state and federal levels. Passage in November 1999 of the Gramm-Leach-Bliley Act (the Financial Services Modernization Act), which permits affiliations among banks, insurance companies and securities firms, may have competitive, operational and other implications for the Company. In particular, the measure includes privacy protections requiring all financial services providers to disclose their privacy policies and restrict the sharing of personal information for marketing purposes. Various states are considering even more restrictive privacy measures that could potentially affect the Company's operations. Medical records are also subject to new privacy safeguards under guidelines proposed by the U.S. Department of Health and Human Services. These and similar measures proposed at the state level could affect the Company's ability to manage medical claims.

Enactment of Gramm-Leach-Bliley at the federal level has focused renewed attention on state regulation of insurance. Elements of the insurance industry are involved in a countrywide initiative to streamline regulatory procedures. Such measures could result in reduced transaction costs and improved speed to market.

Current and proposed federal measures which may significantly affect the life insurance business include tax law changes affecting the tax treatment of life insurance products and its impact on the relative desirability of various personal investment vehicles, medical testing for insurability, and proposed legislation to prohibit the use of gender in determining insurance and pension rates and benefits. In particular, President Clinton's 2001 federal budget proposal currently contains certain recommendations for modifying tax rules related to the treatment of COLI by contractholders which, if enacted as described, could have a material adverse impact on the Company's sales of these products. The budget proposal also includes provisions which would result in a significant increase in the "DAC tax" on certain of the Company's products and would apply a tax to the Company's policyholder surplus account. (For further discussion on policyholder surplus accounts and related tax treatment as of December 31, 1999, see Note 10 of Notes to Consolidated Financial Statements.) It is too early to determine whether these tax proposals will ultimately be enacted by Congress. Therefore, the potential impact to the Company's financial condition or results of operations cannot be reasonably estimated at this time.

INSOLVENCY FUND

See Note 12 (b) of Notes to Consolidated Financial Statements.

NAIC PROPOSALS

The NAIC has been developing several model laws and regulations, including a Model Investment Law and amendments to the Model Holding Company System Regulatory Act (the "Holding Act Amendments"). The Model Investment Law defines the investments which are permissible for life insurers to hold, and the Holding Act Amendments address the types of activities in which subsidiaries and affiliates may engage. The NAIC adopted these models in 1997 and 1996, but the laws have not been enacted for insurance companies domiciled in the State of Connecticut, such as Hartford Life Insurance Company. Even if enacted in Connecticut or other states in which Hartford Life Insurance Company's insurance subsidiaries are domiciled, it is expected that these laws will neither significantly change Hartford Life Insurance Company's investment strategies nor have any material adverse effect on Hartford Life Insurance Company's liquidity or financial position.

The NAIC adopted the Codification of Statutory Accounting Principles (SAP) in March 1998. The proposed effective date for the statutory accounting guidance is January 1, 2001. It is expected that each of Hartford Life Insurance Company's domiciliary states will adopt the SAP and the Company will make the necessary changes required for implementation. The Company has not yet determined the impact that the SAP will have on the statutory financial statements of the insurance subsidiaries of Hartford Life Insurance Company.

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

YEAR 2000

In General

The Year 2000 issue relates to the ability or inability of computer hardware, software and other information technology (IT) systems, as well as non-IT systems, such as equipment and machinery with imbedded chips and microprocessors, to properly process information and data containing or related to dates beginning with the Year 2000 and beyond. The Year 2000 issue exists because, historically, many IT and non-IT systems that are in use today were developed years ago when a year was identified using a two-digit date field rather than a four-digit date field. As information and data containing or related to the century date are introduced to date sensitive systems, these systems may recognize the Year 2000 as "1900," or not at all, which may result in systems processing information incorrectly. This, in turn, may significantly and adversely affect the integrity and reliability of information databases of IT systems, may cause the malfunctioning of certain non-IT systems, and may result in a wide variety of adverse consequences to a company. In addition, Year 2000 problems that occur with third parties with which a company does business, such as suppliers, computer vendors, distributors and others, may also adversely affect any given company.

The integrity and reliability of Hartford Life Insurance Company's IT systems, as well as the reliability of its non-IT systems, are integral aspects of Hartford Life Insurance Company's business. Hartford Life Insurance Company issues insurance policies, annuities, mutual funds and other financial products to individual and business customers, nearly all of which contain date sensitive payment dates. In addition, various IT systems support communications and other systems that integrate Hartford Life Insurance Company's various business segments and field offices, including Hartford Life Insurance Company's foreign operations. Hartford Life Insurance Company also has business relationships with numerous third parties that affect virtually all aspects of Hartford Life Insurance Company's business, including, without limitation, suppliers, computer hardware and software vendors, insurance agents and brokers, securities broker-dealers, banks and other distributors and servicers of financial products, many of which provide date sensitive data to Hartford Life Insurance Company and whose operations are important to Hartford Life Insurance Company's business.

Internal and Third Party Year 2000 Efforts

Beginning in 1990, Hartford Life Insurance Company began working on making its IT systems Year 2000 ready, either through installing new programs or replacing systems. These efforts were substantially completed by the end of 1999, including the internal and external integrated testing of such systems. In addition, Hartford Life Insurance Company's Year 2000 efforts included assessing the potential impact on Hartford Life Insurance Company of third parties' Year 2000 readiness.

Status and Contingency Plans

As of February 29, 2000, Hartford Life Insurance Company had not experienced any Year 2000-related business interruptions arising either from its own systems or those of third parties. However, Hartford Life Insurance Company has developed certain contingency plans so that if, despite its Year 2000 efforts, Year 2000 problems ultimately arise, the impact of such problems may be avoided or minimized. The contingency planning process involved identifying reasonably likely business disruption scenarios that, if they were to occur, could create significant problems in the critical functions of each business segment. Each business segment has developed plans to respond to such problems so that critical business functions may continue to operate with minimal disruption. Contingency planning also included assessing the dependency of Hartford Life Insurance Company's critical business on third parties and their Year 2000 readiness. These plans were reviewed and simulated on an integrated basis, where appropriate, and will continue to be evaluated. Furthermore, in many contexts, Year 2000 issues are dynamic, and ongoing assessments of business functions, vulnerabilities and risks must be made. As such, new contingency plans may be needed in the future and/or existing plans may need to be modified as circumstances warrant.

Year 2000 Costs

The after-tax costs of Hartford Life Insurance Company's Year 2000 efforts that were incurred prior to January 1, 1998 were not material to Hartford Life Insurance Company's financial condition or results of operations. For the years ended December 31, 1999 and 1998, the after-tax costs were approximately $2 and $3, respectively. These costs were expensed as incurred. Hartford Life Insurance Company does not expect to incur significant costs in the year 2000 related to its Year 2000 efforts.

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

(b)  Reports on Form 8-K - None.

(c)  See Item 14(a)(3).

(d)  See Item 14(a)(2).

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


                                                                                                       Page(s)
     Report of Management                                                                               F-1
     Report of Independent Public Accountants                                                           F-2
     Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997             F-3
     Consolidated Balance Sheets as of December 31, 1999 and 1998                                       F-4
     Consolidated Statements of Changes in Stockholder's Equity for the years ended
         December 31, 1999, 1998 and 1997                                                               F-5
     Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997         F-6
     Notes to Consolidated Financial Statements                                                         F-7-21
     Schedule I   --  Summary of Investments - Other Than Investments in Affiliates                     S-1
     Schedule III -- Supplementary Insurance Information                                                S-2
     Schedule IV -- Reinsurance                                                                         S-3



                              REPORT OF MANAGEMENT


     The management of Hartford Life Insurance Company (the "Company") is responsible for the preparation and integrity of information contained in the accompanying Consolidated Financial Statements. The Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles, and, where necessary, include amounts that are based on management's informed judgments and estimates. Management believes these consolidated statements present fairly Hartford Life Insurance Company's financial position and results of operations.

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

     The Audit Committee of the Board of Directors of Hartford Life, Inc. (the "Committee"), the Company's ultimate parent, composed of independent directors, meets periodically with the external and internal auditors to evaluate the effectiveness of work performed by them in discharging their respective responsibilities and to assure their independence and free access to the Committee.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


     TO HARTFORD LIFE INSURANCE COMPANY:

     We have audited the accompanying Consolidated Balance Sheets of Hartford Life Insurance Company and subsidiaries as of December 31, 1999 and 1998, and the related Consolidated Statements of Income, Changes in Stockholder's Equity and Cash Flows for each of the three years in the period ended December 31, 1999. These Consolidated Financial Statements and the schedules referred to below are the responsibility of Hartford Life Insurance Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Hartford Life Insurance Company and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

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

     Hartford, Connecticut
     January 31, 2000

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                           For the years ended December 31,
                                                        -------------------------------------
(In millions)                                              1999           1998           1997
-------------                                              ----           ----           ----
REVENUES
Premiums and other considerations                       $ 2,045        $ 2,218        $ 1,637
Net investment income                                     1,359          1,759          1,368
Net realized capital gains (losses)                          (4)            (2)             4
                                                        -------        -------        -------
        TOTAL REVENUES                                    3,400          3,975          3,009
                                                        -------        -------        -------

BENEFITS, CLAIMS AND EXPENSES
Benefits, claims and claim adjustment expenses            1,574          1,911          1,379
Amortization of deferred policy acquisition costs           539            431            335
Dividends to policyholders                                  104            329            240
Other expenses                                              631            766            586
                                                        -------        -------        -------
        TOTAL BENEFITS, CLAIMS AND EXPENSES               2,848          3,437          2,540
                                                        -------        -------        -------

        INCOME BEFORE INCOME TAX EXPENSE                    552            538            469
Income tax expense                                          191            188            167
                                                        -------        -------        -------

        NET INCOME                                      $   361        $   350        $   302
                                                        -------        -------        -------

















                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                               As of December 31,
                                                                          --------------------------
(In millions, except for share data)                                           1999             1998
                                                                          ---------        ---------
ASSETS
Investments
Fixed maturities, available for sale, at fair value
   (amortized cost of $13,923 and $14,505)                                $  13,499        $  14,818
Equity securities, at fair value                                                 56               31
Policy loans, at outstanding balance                                          4,187            6,684
Other investments                                                               342              264
                                                                          ---------        ---------
      Total investments                                                      18,084           21,797
Cash                                                                             55               17
Premiums receivable and agents' balances                                         29               17
Reinsurance recoverables                                                      1,274            1,257
Deferred policy acquisition costs                                             4,013            3,754
Deferred income tax                                                             459              464
Other assets                                                                    654              695
Separate account assets                                                     110,397           90,262
                                                                          ---------        ---------
              TOTAL ASSETS                                                $ 134,965        $ 118,263
                                                                          ---------        ---------

LIABILITIES
Future policy benefits                                                    $   4,332        $   3,595
Other policyholder funds                                                     16,004           19,615
Other liabilities                                                             1,613            2,094
Separate account liabilities                                                110,397           90,262
                                                                          ---------        ---------
         TOTAL LIABILITIES                                                  132,346          115,566
                                                                          ---------        ---------

STOCKHOLDER'S EQUITY
Common stock - 1,000 shares authorized, issued and outstanding,
    par value $5,690                                                              6                6
Capital surplus                                                               1,045            1,045
Accumulated other comprehensive income (loss)
    Net unrealized capital gains (losses) on securities, net of tax            (255)             184
                                                                          ---------        ---------
   Total accumulated other comprehensive income (loss)                         (255)             184
                                                                          ---------        ---------
Retained earnings                                                             1,823            1,462
                                                                          ---------        ---------
        TOTAL STOCKHOLDER'S EQUITY                                            2,619            2,697
                                                                          ---------        ---------
              TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                  $ 134,965        $ 118,263
                                                                          ---------        ---------





                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY


                                                                                       ACCUMULATED OTHER
                                                                                         COMPREHENSIVE
                                                                                          INCOME (LOSS)
                                                                                          --------------
                                                                                               NET
                                                                                           UNREALIZED
                                                                                             CAPITAL
                                                                                          GAINS (LOSSES)                   TOTAL
                                                              COMMON         CAPITAL      ON SECURITIES,    RETAINED   STOCKHOLDER'S
  (In millions)                                               STOCK          SURPLUS       NET OF TAX       EARNINGS       EQUITY
------------------------------------------------------------------------------------------------------------------------------

1999
  Balance, December 31, 1998                                 $     6         $ 1,045         $   184         $ 1,462        $ 2,697
  Comprehensive income
  Net income                                                                                                     361            361
                                                                                                                            -------
  Other comprehensive income (loss),
    net of tax (1):
    Changes in net unrealized capital
      gains (losses) on securities (2)                                                          (439)                          (439)
                                                                                                                            -------
  Total other comprehensive income (loss)                                                                                      (439)
                                                                                                                            -------
    Total comprehensive income (loss)                                                                                           (78)
                                                             -------         -------         -------         -------        -------
    BALANCE, DECEMBER 31, 1999                               $     6         $ 1,045         $  (255)        $ 1,823        $ 2,619
                                                             -------         -------         -------         -------        -------

1998

  Balance, December 31, 1997                                 $     6         $ 1,045         $   179         $ 1,113        $ 2,343
  Comprehensive income
  Net income                                                                                                     350            350
                                                                                                                            -------
  Other comprehensive income, net of tax (1):
    Changes in net unrealized capital
      gains on securities (2)                                                                      5                              5
                                                                                                                            -------
  Total other comprehensive income                                                                                                5
                                                                                                                            -------
    Total comprehensive income                                                                                                  355
                                                                                                                            -------
  Dividends                                                                                                       (1)            (1)
                                                             -------         -------         -------         -------        -------
    BALANCE, DECEMBER 31, 1998                               $     6         $ 1,045         $   184         $ 1,462        $ 2,697
                                                             -------         -------         -------         -------        -------

1997

  Balance, December 31, 1996                                 $     6         $ 1,045         $    30         $   811        $ 1,892
  Comprehensive income
  Net income                                                                                                     302            302
                                                                                                                            -------
  Other comprehensive income, net of tax (1):
    Changes in net unrealized capital
      gains on securities (2)                                                                    149                            149
                                                                                                                            -------
  Total other comprehensive income                                                                                              149
                                                                                                                            -------
    Total comprehensive income                                                                                                  451
                                                             -------         -------         -------         -------        -------
    BALANCE, DECEMBER 31, 1997                               $     6         $ 1,045         $   179         $ 1,113        $ 2,343
                                                             -------         -------         -------         -------        -------


(1) Net unrealized capital gain (loss) on securities is reflected net of tax of $(236), $3 and $80, for the years ended December 31, 1999, 1998 and 1997, respectively.

(2) Net of reclassification adjustment for after-tax gains (losses) realized in net income of $(2), $(1) and $2 for the years ended December 31, 1999, 1998 and 1997, respectively.






                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                For the years ended December 31,
                                                                                            ----------------------------------------
(In millions)                                                                                  1999            1998            1997
-------------                                                                                  ----            ----            ----
OPERATING ACTIVITIES
   Net income                                                                               $   361         $   350         $   302
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING
ACTIVITIES
   Depreciation and amortization                                                                (18)            (23)              8
   Net realized capital losses (gains)                                                            4               2              (4)
   Loss due to commutation of reinsurance                                                        16              --              --
   (Increase) decrease in premiums receivable and agents' balances                              (18)              1             119
   (Decrease) increase in other liabilities                                                    (263)            (79)            223
   Change in receivables, payables, and accruals                                                125              83             107
   (Decrease) increase in accrued taxes                                                        (163)             60             126
   Decrease (increase) in deferred income tax                                                   241            (118)             40
   Increase in deferred policy acquisition costs                                               (358)           (439)           (555)
   Increase in future policy benefits                                                           797             536             585
   Increase in reinsurance recoverables                                                        (318)           (101)            (31)
   Other, net                                                                                   (81)             99              52
                                                                                            -------         -------         -------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 325             371             972
                                                                                            -------         -------         -------
INVESTING ACTIVITIES
   Purchases of investments                                                                  (5,753)         (6,061)         (6,869)
   Sales of investments                                                                       6,383           4,901           4,256
   Maturity of investments                                                                    1,818           1,761           2,329
   Purchases of affiliates and other                                                            (25)             --              --
                                                                                            -------         -------         -------
      NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                                    2,423             601            (284)
                                                                                            -------         -------         -------
FINANCING ACTIVITIES
   Net disbursements for investment and universal life-type contracts charged
     against policyholder accounts                                                           (2,710)         (1,009)           (677)
                                                                                            -------         -------         -------
      NET CASH USED FOR FINANCING ACTIVITIES                                                 (2,710)         (1,009)           (677)
                                                                                            -------         -------         -------
   Net increase (decrease) in cash                                                               38             (37)             11
   Cash - beginning of year                                                                      17              54              43
                                                                                            -------         -------         -------
      CASH - END OF YEAR                                                                    $    55         $    17         $    54
                                                                                            =======         =======         =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
NET CASH PAID DURING THE YEAR FOR:
Income taxes                                                                                $   111         $   263         $     9


NONCASH INVESTING ACTIVITIES:
In 1999, the Company's parent, Hartford Life and Accident Insurance Company, recaptured an in force block of individual life insurance previously ceded to the Company. This commutation resulted in a reduction in the Company's assets of $666, consisting of $556 of invested assets, $99 of deferred policy acquisition costs and $11 of other assets. Liabilities decreased $650, consisting of $543 of other policyholder funds, $60 of future policy benefits and $47 of other liabilities. As a result, the Company recognized an after-tax loss relating to this transaction of $16.

In 1998, due to the recapture of an in force block of business previously ceded to MBL Life Assurance Co. of New Jersey, reinsurance recoverables of $4,753 were exchanged for the fair value of assets comprised of $4,310 in policy loans and $443 in other net assets.





                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   (Dollar amounts in millions except per share data unless otherwise stated)

1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

These Consolidated Financial Statements include Hartford Life Insurance Company and its wholly-owned subsidiaries ("Hartford Life Insurance Company" or the "Company"), Hartford Life and Annuity Insurance Company (HLAI) and Hartford International Life Reassurance Corporation (HLRe), formerly American Skandia Life Reinsurance Corporation. The Company is a wholly-owned subsidiary of Hartford Life and Accident Insurance Company (HLA), a wholly-owned subsidiary of Hartford Life, Inc. (Hartford Life). Hartford Life is a direct subsidiary of Hartford Accident and Indemnity Company (HA&I), an indirect subsidiary of The Hartford Financial Services Group, Inc. (The Hartford). In November 1998, Hartford Life Insurance Company transferred in the form of a dividend, Hartford Financial Services, LLC and its subsidiaries to HLA.

Pursuant to an initial public offering (the "IPO") on May 22, 1997, Hartford Life sold 26 million shares of Class A Common Stock at $28.25 per share and received proceeds, net of offering expenses, of $687. Of the proceeds, $527 was used to retire debt related to Hartford Life's outstanding promissory notes and line of credit with the remaining $160 contributed by Hartford Life to its insurance subsidiaries to support growth in its core businesses. Hartford Life became a publicly traded company upon the sale of 26 million shares representing approximately 18.6% of the equity ownership in Hartford Life.

Along with its parent, HLA, the Company is a leading financial services and insurance company which provides (a) investment products such as individual variable annuities and fixed market value adjusted annuities, mutual funds and retirement plan services for savings and retirement needs; (b) life insurance for income protection and estate planning; (c) employee benefits products such as group life and disability insurance that is directly written by the Company and is substantially ceded to its parent, HLA, and (d) corporate owned life insurance.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) BASIS OF PRESENTATION

These Consolidated Financial Statements are prepared on the basis of accounting principles generally accepted in the United States, which differ materially from the statutory accounting practices prescribed by various insurance regulatory authorities. All material intercompany transactions and balances between Hartford Life Insurance Company and its subsidiaries have been eliminated.

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates include those used in determining deferred policy acquisition costs and the liability for future policy benefits and other policyholder funds. Although some variability is inherent in these estimates, management believes the amounts provided are adequate.

Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

(b) ADOPTION OF NEW ACCOUNTING STANDARDS

Effective January 1, 1999, Hartford Life Insurance Company adopted Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". This SOP provides guidance on accounting for the costs of internal use software and in determining whether the software is for internal use. The SOP defines internal use software as software that is acquired, internally developed, or modified solely to meet internal needs and identifies stages of software development and accounting for the related costs incurred during the stages. Adoption of this SOP did not have a material impact on the Company's financial condition or results of operations.

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

(c) FUTURE ADOPTION OF NEW ACCOUNTING STANDARDS

In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". This statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to defer its effective date for one year, to fiscal years beginning after June 15, 2000. Initial application for Hartford Life Insurance Company will begin January 1, 2001. SFAS No. 133 establishes accounting and reporting guidance for derivative instruments, including certain derivative instruments embedded in other contracts. The standard requires, among other things, that all derivatives be carried on the balance sheet at fair value. The standard also specifies hedge accounting criteria under which a derivative can qualify for special accounting. In order to receive special accounting, the derivative instrument must qualify as either a hedge of the fair value or the variability of the cash flow of a qualified asset or liability. Special accounting for qualifying hedges provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of the corresponding changes in value of the hedged item. The Company has reviewed its derivative holdings and is in the process of quantifying the impact of SFAS No. 133. The Company is also assessing what actions, if any, need to be taken to minimize potential volatility, while at the same time maintaining the economic protection needed to support the goals of its business.

In October 1998, the American Institute of Certified Public Accountants (AICPA) issued SOP No. 98-7, "Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk". This SOP provides guidance on the method of accounting for insurance and reinsurance contracts that do not transfer insurance risk, defined in the SOP as the deposit method. This SOP is effective for financial statements for fiscal years beginning after June 15, 1999 and is not expected to have a material impact on the Company's financial condition or results of operations.

(d) REVENUE RECOGNITION

Revenues for investment products and universal life-type policies consist of policy charges for policy administration, cost of insurance and surrender charges assessed to policy account balances and are recognized in the period in which services are provided. Premiums for traditional life insurance and disability policies are recognized as revenues ratably over the policy period.

(e) DIVIDENDS TO POLICYHOLDERS

Certain life insurance policies contain dividend payment provisions that enable the policyholder to participate in the earnings on that participating block of business of the life insurance subsidiaries of the Company. The participating insurance in force accounted for 34%, 35% and 33% in 1999, 1998 and 1997, respectively, of total insurance in force.

(f) INVESTMENTS

Hartford Life Insurance Company's investments in both fixed maturities, which include bonds, redeemable preferred stock and commercial paper, and equity securities, which include common and non-redeemable preferred stocks, are classified as "available for sale" in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, these securities are carried at fair value with the after-tax difference from cost reflected in stockholder's equity as a component of accumulated other comprehensive income. Policy loans are carried at outstanding balance which approximates fair value. Other invested assets consist primarily of partnership investments, which are accounted for by the equity method, and mortgage loans, whereby the carrying value approximates fair value. Realized capital gains and losses on security transactions associated with the Company's immediate participation guaranteed contracts are excluded from revenues and deferred over the expected maturity of the securities, since under the terms of the contracts the realized gains and losses will be credited to policyholders in future years as they are entitled to receive them. Net realized capital gains and losses, excluding those related to immediate participation guaranteed contracts, are reported as a component of revenue and are determined on a specific identification basis.

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

(g) DERIVATIVE INSTRUMENTS

HEDGE ACCOUNTING -- Hartford Life Insurance Company uses a variety of derivative instruments, including swaps, caps, floors, forwards and exchange traded financial futures and options as part of an overall risk management strategy. These instruments are used as a means of hedging exposure to price, foreign currency and/or interest rate risk on planned investment purchases or existing assets and liabilities. Hartford Life Insurance Company does not hold or issue derivative instruments for trading purposes. Hartford Life Insurance Company's accounting for derivative instruments used to manage risk is in accordance with the concepts established in SFAS No. 80, "Accounting for Futures Contracts", SFAS No. 52, "Foreign Currency Translation", AICPA SOP No. 86-2, "Accounting for Options" and various Emerging Issues Task Force pronouncements. Written options are used, in all cases in conjunction with other assets and derivatives, as part of the Company's asset and liability management strategy. Derivative instruments are carried at values consistent with the asset or liability being hedged. Derivative instruments used to hedge fixed maturities or equity securities are carried at fair value with the after-tax difference from cost reflected in stockholder's equity. Derivative instruments used to hedge other invested assets or liabilities are carried at cost. For a discussion of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", issued in June 1998, see (c) Future Adoption of New Accounting Standards.

Derivative instruments must be designated at inception as a hedge and measured for effectiveness both at inception and on an ongoing basis. Hartford Life Insurance Company's correlation threshold for hedge designation is 80% to 120%. If correlation, which is assessed monthly or quarterly and measured based on a rolling three month average, falls outside the 80% to 120% range, hedge accounting will be terminated. Derivative instruments used to create a synthetic asset must meet synthetic accounting criteria, including designation at inception and consistency of terms between the synthetic and the instrument being replicated. Consistent with industry practice, synthetic instruments are accounted for like the financial instrument they are intended to replicate. Derivative instruments which fail to meet risk management criteria, subsequent to acquisition, are marked to market with the impact reflected in the Consolidated Statements of Income.

FUTURES -- Gains or losses on financial futures contracts entered into in anticipation of the investment of future receipt of product cash flows are deferred and, at the time of the ultimate investment purchase, reflected as an adjustment to the cost basis of the purchased asset. Gains or losses on futures used in invested asset risk management are deferred and adjusted into the cost basis of the hedged asset when the contract futures are closed, except for futures used in duration hedging, which are deferred and basis adjusted on a quarterly basis. The basis adjustments are amortized into net investment income over the remaining asset life.

FORWARD COMMITMENTS -- Open forward commitment contracts are marked to market through stockholder's equity. Such contracts are accounted for at settlement by recording the purchase of the specified securities at the previously committed price. Gains or losses resulting from the termination of forward commitment contracts are recognized immediately in the Consolidated Statements of Income as a component of net investment income.

OPTIONS -- The cost of options entered into as part of a risk management strategy are basis adjusted to the underlying asset or liability and amortized over the remaining life of the option. Gains or losses on expiration or termination are adjusted into the basis of the underlying asset or liability and amortized over the remaining asset life.

INTEREST RATE SWAPS -- Interest rate swaps involve the periodic exchange of payments without the exchange of underlying principal or notional amounts. Net receipts or payments are accrued and recognized over the life of the swap agreement as an adjustment to investment income. Should the swap be terminated, the gain or loss is adjusted into the basis of the asset or liability and amortized over the remaining life. Should the hedged asset be sold or liability terminated without terminating the swap position, any swap gains or losses are immediately recognized in earnings. Interest rate swaps purchased in anticipation of an asset purchase (anticipatory transaction) are recognized consistent with the underlying asset components such that the settlement component is recognized in the Consolidated Statements of Income while the change in market value is recognized as an unrealized capital gain or loss.

INTEREST RATE CAPS AND FLOORS -- Premiums paid on purchased cap or floor agreements and the premium received on issued cap or floor agreements (used for risk management) are adjusted into the basis of the applicable asset and amortized over the asset life. Gains or losses on termination of such positions are adjusted into the basis of the asset or liability and amortized over the remaining asset life. Net payments are recognized as an adjustment to income or basis adjusted and amortized depending on the specific hedge strategy.

FORWARD EXCHANGE AND CURRENCY SWAPS CONTRACTS -- Forward exchange contracts and foreign currency swaps are accounted for in accordance with SFAS No. 52. Changes in the spot rate of instruments designated as hedges of the net investment in a foreign subsidiary are reflected in the cumulative translation adjustment component of stockholder's equity.

Cash flows from futures, options and swaps, accounted for as hedges, are included with the cash flows of the item being hedged.

(h) SEPARATE ACCOUNTS

Hartford Life Insurance Company maintains separate account assets and liabilities which are reported at fair value. Separate account assets are segregated from other investments. Separate accounts reflect two categories of risk assumption: non-guaranteed separate accounts, wherein the policyholder assumes substantially all the investment risk and rewards, and guaranteed separate accounts, wherein the Company contractually guarantees either a minimum return or account value to the policyholder.

(i) DEFERRED POLICY ACQUISITION COSTS

Policy acquisition costs, which include commissions and certain other expenses associated with acquiring business, are deferred and amortized over the estimated lives of the contracts, usually 20 years. Generally, acquisition costs are deferred and amortized using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of expected gross profits from surrender charges, investment charges, mortality and expense margins. Actual gross profits can vary from management's estimates, resulting in increases or decreases in the rate of amortization. Management periodically updates these estimates, when appropriate, and evaluates the recoverability of the deferred acquisition cost asset. When appropriate, management revises its assumptions on the estimated gross profits of these contracts and the cumulative amortization for the books of business are re-estimated and adjusted by a cumulative charge or credit to income.

Acquisition costs and their related deferral are included in the Company's other expenses as follows:


                                           1999            1998            1997
                                           ----            ----            ----
Commissions                             $   887         $ 1,069         $   976
Deferred acquisition costs                 (898)           (891)           (862)
Other                                       642             588             472
                                        -------         -------         -------
    Total other expenses                $   631         $   766         $   586
                                        =======         =======         =======



(j) FUTURE POLICY BENEFITS

Liabilities for future policy benefits are computed by the net level premium method using interest rate assumptions varying from 3% to 11% and withdrawal and mortality assumptions appropriate at the time the policies were issued.

(k) OTHER POLICYHOLDER FUNDS

Other policyholder funds include reserves for investment contracts without life contingencies, corporate owned life insurance and universal life insurance contracts. These reserves are based on account values, which represent the balance that accrues to the benefit of policyholders.

3.  INVESTMENTS AND DERIVATIVE INSTRUMENTS

                                                                                              For the years ended December 31,
                                                                                        --------------------------------------------
                                                                                           1999              1998              1997
                                                                                           ----              ----              ----
(a) COMPONENTS OF NET INVESTMENT INCOME

Interest income from fixed maturities                                                   $   934           $   952           $   932
Interest income from policy loans                                                           391               789               425
Income from other investments                                                                48                32                26
                                                                                        -------           -------           -------
Gross investment income                                                                   1,373             1,773             1,383
Less: Investment expenses                                                                    14                14                15
                                                                                        -------           -------           -------
   NET INVESTMENT INCOME                                                                $ 1,359           $ 1,759           $ 1,368
                                                                                        =======           =======           =======

(b) COMPONENTS OF NET REALIZED CAPITAL GAINS (LOSSES)

Fixed maturities                                                                        $    (7)          $   (28)          $    (7)
Equity securities                                                                             2                21                12
Real estate and other                                                                         1                 5                (1)
                                                                                        -------           -------           -------
   NET REALIZED CAPITAL GAINS (LOSSES)                                                  $    (4)          $    (2)          $     4
                                                                                        =======           =======           =======

(c) NET UNREALIZED CAPITAL GAINS (LOSSES) ON EQUITY SECURITIES

Gross unrealized capital gains                                                          $     9           $     2           $    14
Gross unrealized capital losses                                                              (2)               (1)               --
                                                                                        -------           -------           -------
Net unrealized capital gains                                                                  7                 1                14
Deferred income tax expense                                                                   2                --                 5
                                                                                        -------           -------           -------
Net unrealized capital gains, net of tax                                                      5                 1                 9
Balance - beginning of year                                                                   1                 9                 8
                                                                                        -------           -------           -------
   NET CHANGE IN UNREALIZED CAPITAL GAINS (LOSSES) ON EQUITY SECURITIES                 $     4           $    (8)          $     1
                                                                                        =======           =======           =======

(d) NET UNREALIZED CAPITAL GAINS (LOSSES) ON FIXED MATURITIES

Gross unrealized capital gains                                                          $    48           $   421           $   371
Gross unrealized capital losses                                                            (472)             (108)              (80)
Unrealized capital (gains) losses credited to policyholders                                  24               (32)              (30)
                                                                                        -------           -------           -------
Net unrealized capital gains (losses)                                                      (400)              281               261
Deferred income tax expense (benefit)                                                      (140)               98                91
                                                                                        -------           -------           -------
Net unrealized capital gains (losses), net of tax                                          (260)              183               170
Balance - beginning of year                                                                 183               170                22
                                                                                        -------           -------           -------
   NET CHANGE IN UNREALIZED CAPITAL GAINS (LOSSES) ON FIXED MATURITIES                  $  (443)          $    13           $   148
                                                                                        =======           =======           =======

(e) FIXED MATURITY INVESTMENTS

                                                                                            As of December 31, 1999
                                                                           ---------------------------------------------------------
                                                                                             Gross          Gross
                                                                           Amortized      Unrealized     Unrealized
                                                                              Cost           Gains          Losses        Fair Value
                                                                              ----           -----          ------        ----------
  U. S. Government and Government agencies and authorities
    (guaranteed and sponsored)                                              $   180         $     5         $    (3)         $   182
  U. S. Government and Government agencies and authorities
    (guaranteed and sponsored) - asset backed                                 1,094               5             (35)           1,064
  States, municipalities and political subdivisions                             155               2              (1)             156
  Foreign governments                                                           289               6             (14)             281
  Public utilities                                                              865               7             (39)             833
  All other corporate, including international                                5,646              18            (244)           5,420
  All other corporate - asset backed                                          4,103               5            (123)           3,985
  Short-term investments                                                      1,156              --              --            1,156
  Certificates of deposit                                                       434              --             (12)             422
  Redeemable preferred stock                                                      1              --              (1)              --
                                                                            -------         -------         -------          -------
    TOTAL FIXED MATURITIES                                                  $13,923         $    48         $  (472)         $13,499
                                                                            =======         =======         =======          =======



                                                                                            As of December 31, 1998
                                                                           ---------------------------------------------------------
                                                                                             Gross          Gross
                                                                           Amortized      Unrealized     Unrealized
                                                                             Cost            Gains          Losses        Fair Value
                                                                             ----            -----          ------        ----------
  U. S. Government and Government agencies and authorities
    (guaranteed and sponsored)                                              $   121         $     2         $    --          $   123
  U. S. Government and Government agencies and authorities
    (guaranteed and sponsored) - asset backed                                 1,001              23              (8)           1,016
  States, municipalities and political subdivisions                             165               8              --              173
  Foreign governments                                                           393              26              (7)             412
  Public utilities                                                              844              33              (3)             874
  All other corporate, including international                                5,469             260             (42)           5,687
  All other corporate - asset backed                                          4,155              58             (42)           4,171
  Short-term investments                                                      1,847              --              --            1,847
  Certificates of deposit                                                       510              11              (6)             515
                                                                            -------         -------         -------          -------
    TOTAL FIXED MATURITIES                                                  $14,505         $   421         $  (108)         $14,818
                                                                            =======         =======         =======          =======



The amortized cost and estimated fair value of fixed maturity investments as of December 31, 1999 by estimated maturity year are shown below. Expected maturities differ from contractual maturities due to call or prepayment provisions. Asset backed securities, including mortgage backed securities and collateralized mortgage obligations, are distributed to maturity year based on the Company's estimates of the rate of future prepayments of principal over the remaining lives of the securities. These estimates are developed using prepayment speeds provided in broker consensus data. Such estimates are derived from prepayment speeds experienced at the interest rate levels projected for the applicable underlying collateral and can be expected to vary from actual experience.


MATURITY                                                                                    Amortized Cost               Fair Value
--------                                                                                    --------------               ----------
One year or less                                                                                $ 2,454                    $ 2,440
Over one year through five years                                                                  4,874                      4,787
Over five years through ten years                                                                 3,072                      2,940
Over ten years                                                                                    3,523                      3,332
                                                                                                -------                    -------
     TOTAL                                                                                      $13,923                    $13,499
                                                                                                =======                    =======

(f) SALES OF FIXED MATURITY AND EQUITY SECURITY INVESTMENTS

Sales of fixed maturities, excluding short-term fixed maturities, for the years ended December 31, 1999, 1998 and 1997 resulted in proceeds of $3.4 billion, $3.2 billion and $4.2 billion, gross realized capital gains of $153, $103 and $169, gross realized capital losses (including writedowns) of $160, $131 and $176, respectively. Sales of equity security investments for the years ended December 31, 1999, 1998 and 1997 resulted in proceeds of $7, $35 and $132 and gross realized capital gains of $2, $21 and $12, respectively, and no gross realized capital losses for all periods.

(g) CONCENTRATION OF CREDIT RISK

The Company is not exposed to any significant concentration of credit risk in fixed maturities of a single issuer greater than 10% of stockholder's equity.

(h) DERIVATIVE INSTRUMENTS

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

The Company maintains a derivatives counterparty exposure policy which establishes market based credit limits, favors long-term financial stability and creditworthiness, and typically requires credit enhancement/credit risk reducing agreements. Credit risk is measured as the amount owed to the Company based on current market conditions and potential payment obligations between the Company and its counterparties. Credit exposures are quantified weekly and netted, and collateral is pledged to or held by the Company to the extent the current value of derivatives exceed exposure policy thresholds.

The Company's derivative program is monitored by an internal compliance unit and is reviewed by senior management. Notional amounts, which represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk, pertaining to derivative financial instruments (excluding the Company's guaranteed separate account derivative investments), totaled $5.5 billion and $6.2 billion ($3.9 billion and $3.9 billion related to the Company's investments, $1.6 billion and $2.3 billion on the Company's liabilities) as of December 31, 1999 and 1998, respectively.

The tables below provide a summary of derivative instruments held by Hartford Life Insurance Company as of December 31, 1999 and 1998, segregated by major investment and liability category:


1999                                            AMOUNT HEDGED (NOTIONAL AMOUNTS)
----                                      -------------------------------------------
                                             Total                        Purchased
                                            Carrying       Issued Caps   Caps, Floors
ASSETS HEDGED                                Value         & Floors       & Options
-------------------------------------------------------------------------------------
Asset backed securities (excluding
  anticipatory)                           $  5,049        $     --        $    --
Anticipatory(3)                                 --              --             --
Other bonds and notes                        7,294             494            611
Short-term investments                       1,156              --             --
                                          --------        -------         -------
     TOTAL FIXED MATURITIES                 13,499             494            611
Equity securities, policy loans and
  other investments                          4,585              --             --
                                          --------        --------         -------
     TOTAL INVESTMENTS                    $ 18,084             494            611
     OTHER POLICYHOLDER FUNDS             $ 16,004              --          1,150
                                          --------        --------         -------
     TOTAL DERIVATIVE INSTRUMENTS -
     NOTIONAL VALUE                                       $    494        $  1,761
                                          ========        ========        ========
     TOTAL DERIVATIVE INSTRUMENTS -
     FAIR VALUE                                           $    (22)       $      8
                                          ========        ========        ========


1999                                                AMOUNT HEDGED (NOTIONAL AMOUNTS)
----                                      -------------------------------------------------------
                                                          Interest        Foreign         Total
                                                         Rate Swaps       Currency       Notional
ASSETS HEDGED                              Futures (1)   & Forwards        Swaps (2)      Amount
-------------------------------------------------------------------------------------------------
Asset backed securities (excluding
  anticipatory)                           $     -        $    911        $      -        $    911
Anticipatory (3)                                5             112              --             117
Other bonds and notes                          --           1,676              80           2,861
Short-term investments                         --              --              --              --
                                          --------       --------        --------        --------
     TOTAL FIXED MATURITIES                     5           2,699              80           3,889
Equity securities, policy loans and
  other investments                            --              --              --              --
                                          --------       --------        --------        --------
     TOTAL INVESTMENTS                          5           2,699              80           3,889
     OTHER POLICYHOLDER FUNDS                  --             430              --           1,580
                                          --------       --------        --------        --------
     TOTAL DERIVATIVE INSTRUMENTS -
     NOTIONAL VALUE                       $      5       $  3,129        $     80        $  5,469
                                          ========       ========        ========        ========
     TOTAL DERIVATIVE INSTRUMENTS -
     FAIR VALUE                           $      -       $    (30)       $      2        $    (42)
                                          ========       ========        ========        ========

1998                                          AMOUNT HEDGED (NOTIONAL AMOUNTS)
----                                      -----------------------------------------
                                             Total                       Purchased
                                            Carrying      Issued Caps      Caps &
ASSETS HEDGED                                Value         & Floors        Floors
-----------------------------------------------------------------------------------
Asset backed securities (excluding
  anticipatory)                           $  5,187        $     44       $    243
Anticipatory (3)                                --              --             --
Other bonds and notes                        7,683             461            597
Short-term investments                       1,948              --             --
                                          --------        --------       --------
     TOTAL FIXED MATURITIES                 14,818             505            840
Equity securities, policy loans and
  other investments                          6,979              --             --
                                          --------        --------       --------
     TOTAL INVESTMENTS                    $ 21,797             505            840
     OTHER POLICYHOLDER FUNDS             $ 19,615              --          1,150
                                          --------        --------       --------
     TOTAL DERIVATIVE INSTRUMENTS -
     NOTIONAL VALUE                                       $    505        $ 1,990
                                          ========        ========       ========
     TOTAL DERIVATIVE INSTRUMENTS -
     FAIR VALUE                                           $     (6)       $    19
                                          ========        ========       ========


1998                                                AMOUNT HEDGED (NOTIONAL AMOUNTS)
----                                      -------------------------------------------------------
                                                        Interest        Foreign          Total
                                                        Rate Swaps      Currency        Notional
ASSETS HEDGED                             Futures (1)   & Forwards       Swaps (2)       Amount
-------------------------------------------------------------------------------------------------
Asset backed securities (excluding
  anticipatory)                           $      3       $    885        $   --          $  1,175
Anticipatory (3)                                --            235            --               235
Other bonds and notes                           18          1,300            90             2,466
Short-term investments                          --             --            --                --
                                          --------       --------        ------          --------
     TOTAL FIXED MATURITIES                     21          2,420            90             3,876
Equity securities, policy loans and
  other investments                             --             --            --                --
                                          --------       --------        ------          --------
     TOTAL INVESTMENTS                          21          2,420            90             3,876
     OTHER POLICYHOLDER FUNDS                   --          1,195            --             2,345
                                          --------       --------        ------          --------
     TOTAL DERIVATIVE INSTRUMENTS -
     NOTIONAL VALUE                       $     21       $  3,615        $   90          $  6,221
                                          ========       ========        ======          ========
     TOTAL DERIVATIVE INSTRUMENTS -
     FAIR VALUE                            $    --       $     27        $   (7)         $     33
                                          ========       ========        ======          ========



(1) As of December 31, 1999 and 1998, approximately 100% and 5%, respectively, of the notional futures contracts expire within one year.

(2) As of December 31, 1999 and 1998, approximately 28% and 11%, respectively, of foreign currency swaps expire within one year.

(3) Deferred gains and losses on anticipatory transactions are included in the carrying value of fixed maturities in the Consolidated Balance Sheets. At the time of the ultimate purchase, they are reflected as a basis adjustment to the purchased asset. As of December 31, 1999, the Company had $1.4 of net deferred losses on interest rate swaps and futures. The Company expects to basis adjust the entire loss in 2000. During 1999, $0.2 of new future activity was basis adjusted. As of December 31, 1998, the Company had no deferred gains for interest rate swaps.

The following is a reconciliation of notional amounts by derivative type and strategy as of December 31, 1999 and 1998:


                                        December 31, 1998                              Maturities/           December 31, 1999
                                         Notional Amount          Additions           Terminations (1)        Notional Amount
                                         ---------------          ---------           ----------------        ---------------
BY DERIVATIVE TYPE
Caps                                         $1,912                     $-                 $  148                 $1,764
Floors                                          583                     --                    178                    405
Swaps/ Forwards                               3,705                    991                  1,487                  3,209
Futures                                          21                    292                    308                      5
Options                                          --                     86                     --                     86
                                                                                                                  ------
   TOTAL                                     $6,221                 $1,369                 $2,121                 $5,469
                                                                                                                  ------
BY STRATEGY
Liability                                    $2,345                 $   17                 $  782                 $1,580
Anticipatory                                    235                    204                    322                    117
Asset                                         2,398                    831                    427                  2,802
Portfolio                                     1,243                    317                    590                    970
                                                                                                                  ------
   TOTAL                                     $6,221                 $1,369                 $2,121                 $5,469
                                                                                                                  ------



(1) During 1999, the Company had no significant gains or losses on terminations of hedge positions using derivative financial instruments.

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

Other invested assets consist primarily of partnership investments, which are accounted for by the equity method, and mortgage loans, whereby the carrying value approximates fair value.

Other policyholder funds fair value information is determined by estimating future cash flows, discounted at the current market rate.

The fair value of derivative financial instruments, including swaps, caps, floors, futures, options and forward commitments, is determined using a pricing model which is similar to external valuation models.

The carrying amount and fair values of Hartford Life Insurance Company's financial instruments as of December 31, 1999 and 1998 were as follows:

                                                                        1999                                     1998
                                                         ---------------------------------         ---------------------------------
                                                         Carrying Amount        Fair Value         Carrying Amount        Fair Value
                                                         ---------------        ----------         ---------------        ----------
ASSETS
  Fixed maturities                                            $13,499              $13,499              $14,818              $14,818
  Equity securities                                                56                   56                   31                   31
  Policy loans                                                  4,187                4,187                6,684                6,684
  Other investments                                               342                  348                  264                  309
LIABILITIES
  Other policyholder funds (1)                                 11,734               11,168               11,709               11,726
                                                              -------              -------              -------              -------


(1) Excludes corporate owned life insurance and universal life insurance contracts.

5.  SEPARATE ACCOUNTS

Hartford Life Insurance Company maintained separate account assets and liabilities totaling $110.4 billion and $90.3 billion as of December 31, 1999 and 1998, respectively, which are reported at fair value. Separate account assets, which are segregated from other investments, reflect two categories of risk assumption: non-guaranteed separate accounts totaling $101.7 billion and $80.6 billion as of December 31, 1999 and 1998, respectively, wherein the policyholder assumes substantially all the investment risk, and guaranteed separate accounts totaling $8.7 and $9.7 billion as of December 31, 1999 and 1998, respectively, wherein Hartford Life Insurance Company contractually guarantees either a minimum return or account value to the policyholder. Included in non-guaranteed separate account assets were policy loans totaling $860 and $1.8 billion as of December 31, 1999 and 1998, respectively. Net investment income (including net realized capital gains and losses) and interest credited to policyholders on separate account assets are not reflected in the Consolidated Statements of Income.

Separate account management fees and other revenues were $1.1 billion, $908 and $699 in 1999, 1998 and 1997, respectively. The guaranteed separate accounts include fixed market value adjusted (MVA) individual annuities and modified guaranteed life insurance. The average credited interest rate on these contracts was 6.5% and 6.6% as of December 31, 1999 and 1998, respectively. The assets that support these liabilities were comprised of $8.7 billion and $9.5 billion in fixed maturities as of December 31, 1999 and 1998, respectively, and $0.2 billion of other invested assets as of December 31, 1998. The portfolios are segregated from other investments and are managed to minimize liquidity and interest rate risk. In order to minimize the risk of disintermediation associated with early withdrawals, fixed MVA annuity and modified guaranteed life insurance contracts carry a graded surrender charge as well as a market value adjustment. Additional investment risk is hedged using a variety of derivatives which totaled $(96) and $40 in carrying value and $2.0 billion and $3.5 billion in notional amounts as of December 31, 1999 and 1998, respectively.


6.  STATUTORY RESULTS

                                              For the years ended December 31,
                                            ------------------------------------
                                              1999           1998           1997
                                                                          ------
Statutory net income                        $  151         $  211         $  214
                                            ------         ------         ------
Statutory capital and surplus               $1,905         $1,676         $1,441
                                            ------         ------         ------


A significant percentage of the consolidated statutory surplus is permanently reinvested or is subject to various state regulatory restrictions which limit the payment of dividends without prior approval. The total amount of statutory dividends which may be paid by the insurance subsidiaries of the Company in 2000, without prior regulatory approval, is estimated to be $190.

Hartford Life Insurance Company and its domestic insurance subsidiaries prepare their statutory financial statements in accordance with accounting practices prescribed by the applicable state of domicile. Prescribed statutory accounting practices include publications of the National Association of Insurance Commissioners (NAIC), as well as state laws, regulations and general administrative rules.

The NAIC adopted the Codification of Statutory Accounting Principles (SAP) in March 1998. The proposed effective date for the statutory accounting guidance is January 1, 2001. It is expected that Hartford Life Insurance Company's domiciliary state will adopt the SAP and the Company will make the necessary changes required for implementation. The Company has not yet determined the impact that the SAP will have on the statutory financial statements of Hartford Life Insurance Company and its insurance subsidiaries.

7.  STOCK COMPENSATION PLANS

Hartford Life Insurance Company's employees are included in the 1997 Hartford Life, Inc. Incentive Stock Plan (the "Plan"), which was adopted during the second quarter of 1997. Under the Plan, options granted may be either non-qualified options or incentive stock options qualifying under Section 422A of the Internal Revenue Code, stock appreciation rights, performance shares or restricted stock, or any combination of the foregoing. The aggregate number of shares of Class A Common Stock which may be awarded in any one year shall be subject to an annual limit. The maximum number of shares of Class A Common Stock which may be granted under the Plan in each year shall be 1.5% of the total issued and outstanding shares of Hartford Life Class A and Class B Common Stock and treasury stock as reported in the Annual Report on Hartford Life's Form 10-K of the Company for the preceding year plus unused portions of such limit from prior years.

In addition, no more than 5 million shares of Class A Common Stock shall be cumulatively available for awards of incentive stock options under the Plan, and no more than 20% of the total number of shares on a cumulative basis shall be available for restricted stock and performance shares awards. Performance shares awards of common stock granted under the Plan become payable upon the attainment of specific performance goals achieved over a three year period.

All options granted have an exercise price equal to the market price of the Company's stock on the date of grant and an option's maximum term is ten years. Certain non-performance based options become exercisable upon the attainment of specified market price appreciation of Hartford Life's common shares or at seven years after the date of grant, while the remaining non-performance based options become exercisable over a three year period commencing with the date of grant.

During the second quarter of 1997, Hartford Life established the Hartford Life, Inc. Employee Stock Purchase Plan (ESPP). Under this plan, eligible employees of Hartford Life and the Company may purchase Class A Common Stock of Hartford Life at a 15% discount from the lower of the market price at the beginning or end of the quarterly offering period. Hartford Life may sell up to 2,700,000 shares of stock to eligible employees. Hartford Life sold 120,694, 121,943 and 54,316 shares under the ESPP in 1999, 1998 and 1997, respectively. The weighted average fair value of the discount under the ESPP was $7.48 per share in 1999, $13.74 per share in 1998 and $9.63 per share in 1997.

8.  POSTRETIREMENT BENEFIT AND SAVINGS PLANS

(a) PENSION PLANS

Hartford Life Insurance Company's employees are included in The Hartford's noncontributory defined benefit pension plans. These plans provide pension benefits that are based on years of service and the employee's compensation during the last ten years of employment. The Company's funding policy is to contribute annually an amount between the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, as amended, and the maximum amount that can be deducted for U.S. federal income tax purposes. Generally, pension costs are funded through the purchase of the Company's group pension contracts. The cost to the Company was approximately $6 in both 1999 and 1998, and $5 in 1997.

The Company also provides, through The Hartford, certain health care and life insurance benefits for eligible retired employees. A substantial portion of the Company's employees may become eligible for these benefits upon retirement. The Company's contribution for health care benefits will depend on the retiree's date of retirement and years of service. In addition, the plan has a defined dollar cap which limits average Company contributions. The Company has prefunded a portion of the health care and life insurance obligations through trust funds where such prefunding can be accomplished on a tax effective basis. Postretirement health care and life insurance benefits expense, allocated by The Hartford, was immaterial to the results of operations for 1999, 1998 and 1997.

The assumed rate in the per capita cost of health care (the health care trend rate) was 7.1% for 1999, decreasing ratably to 5.0% in the year 2003. Increasing or decreasing the health care trend rates by one percent per year would have an immaterial impact on the accumulated postretirement benefit obligation and the annual expense. To the extent that the actual experience differs from the inherent assumptions, the effect will be amortized over the average future service of covered employees.

(b) INVESTMENT AND SAVINGS PLAN

Substantially all employees of the Company are eligible to participate in The Hartford's Investment and Savings Plan. Under this plan, designated contributions, which may be invested in Class A Common Stock of Hartford Life or certain other investments, are matched, up to 3% of compensation, by the Company. The cost to Hartford Life Insurance Company for the above-mentioned plan was approximately $4 in both 1999 and 1998, and $2 in 1997.

9.  REINSURANCE

Hartford Life Insurance Company cedes insurance to other insurers in order to limit its maximum losses. Such transfer does not relieve Hartford Life Insurance Company of its primary liability. Failure of reinsurers to honor their obligations could result in losses to Hartford Life Insurance Company. Hartford Life Insurance Company reduces this risk by evaluating the financial condition of reinsurers, and monitoring for possible concentrations of credit risk. Hartford Life Insurance Company has no significant reinsurance related concentrations of credit risk.

The Company records a receivable for the portion of reinsured benefits paid and insurance liabilities. Reinsurance recoveries on ceded reinsurance contracts were $397, $300 and $418 for the years ended December 31, 1999, 1998 and 1997, respectively. Hartford Life Insurance Company also assumes insurance from other insurers.

The effect of reinsurance on premiums and other considerations is summarized as follows:

                                                  For the years ended December 31,
                                               -------------------------------------
                                                  1999           1998           1997
                                               -------        -------        -------
Direct premiums and other considerations       $ 2,660        $ 2,722        $ 2,164
Reinsurance assumed                                 95            150            159
Reinsurance ceded                                 (710)          (654)          (686)
                                               -------        -------        -------
   PREMIUMS AND OTHER CONSIDERATIONS           $ 2,045        $ 2,218        $ 1,637
                                               -------        -------        -------



Hartford Life Insurance Company maintains certain reinsurance agreements with HLA, whereby the Company cedes both group life and group accident and health risk. Under these treaties, the Company ceded group life premium of $119, $132 and $80 in 1999, 1998 and 1997, respectively, and accident and health premium of $430, $379, and $335, respectively, to HLA.

Pursuant to a reinsurance agreement dating back to 1992, the Company assumed 100% of certain blocks of individual life insurance from HLA. Under this reinsurance agreement Hartford Life Insurance Company assumed $9, $13 and $18 of premium from HLA in

1999, 1998 and 1997, respectively. On December 1, 1999, HLA recaptured this in force block of individual life insurance previously ceded to the Company. This commutation resulted in a reduction in the Company's assets of $666, consisting of $556 of invested assets, $99 of deferred policy acquisition costs and $11 of other assets. Liabilities decreased $650, consisting of $543 of other policyholder funds, $60 of future policy benefits and $47 of other liabilities. As a result, the Company recognized an after-tax loss relating to this transaction of $16.

In 1998, the Hartford Life recaptured an in force block of Corporate Owned Life Insurance (COLI) business previously ceded to MBL Assurance Co. of New Jersey (MBL Life). The transaction was consummated through an assignment of a reinsurance arrangement between Hartford Life and MBL Life to a Hartford Life subsidiary. Hartford Life originally assumed the life insurance block in 1992 from Mutual Benefit Life, which was placed in court-supervised rehabilitation in 1991, and reinsured a portion of those policies back to MBL Life. This recapture was effective January 1, 1998 and resulted in a decrease in ceded premiums and other considerations of $163 in 1998. Additionally, this transaction resulted in a decrease in reinsurance recoverables of $4.8 billion, which was exchanged for the fair value of assets comprised of $4.3 billion in policy loans and $443 in other net assets.

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

As long as The Hartford continues to own at least 80% of the combined voting power and 80% of the value of the outstanding capital stock of Hartford Life, the Company will be included for federal income tax purposes in the affiliated group of which The Hartford is the common parent. It is the intention of The Hartford and its non-life subsidiaries to file a single consolidated federal income tax return. The life insurance companies will file a separate consolidated federal income tax return for 1997 and 1998 and intend to file a separate consolidated federal income tax return for 1999. The Company's effective tax rate was 35%, 35% and 36% in 1999, 1998 and 1997, respectively.

Income tax expense (benefit) is as follows:

                                              For the years ended December 31,
                                           -------------------------------------
                                            1999            1998            1997
                                           -----           -----           -----
Current                                    $ (50)          $ 307           $ 162
Deferred                                     241            (119)              5
                                           -----           -----           -----
   INCOME TAX EXPENSE                      $ 191           $ 188           $ 167
                                           =====           =====           =====


A reconciliation of the tax provision at the U.S. federal statutory rate to the provision (benefit) for income taxes is as follows:

                                                      For the years ended December 31,
                                                      --------------------------------
                                                        1999         1998        1997
                                                       -----        -----       -----
Tax provision at the U.S. federal statutory rate       $ 193        $ 188       $ 164
Other                                                     (2)          --           3
                                                       -----        -----       -----
   TOTAL                                               $ 191        $ 188       $ 167
                                                       =====        =====       =====


Deferred tax assets (liabilities) include the following as of December 31:

                                                                          1999         1998
                                                                         -----        -----
Tax basis deferred policy acquisition costs                              $ 720        $ 751
Financial statement deferred policy acquisition costs and reserves          11          103
Employee benefits                                                           (3)           4
Net unrealized capital losses (gains) on securities                        138          (98)
Investments and other                                                     (407)        (296)
                                                                         -----        -----
    TOTAL                                                                $ 459        $ 464
                                                                         =====        =====

Hartford Life Insurance Company had a current tax receivable of $56 as of December 31, 1999 and a current tax payable of $65 as of December 31, 1998.

Prior to the Tax Reform Act of 1984, the Life Insurance Company Income Tax Act of 1959 permitted the deferral from taxation of a portion of statutory income under certain circumstances. In these situations, the deferred income was accumulated in a "Policyholders' Surplus Account" and, based on current tax law, will be taxable in the future only under conditions which management considers to be remote; therefore, no federal income taxes have been provided on the balance in this account, which for tax return purposes was $104 as of December 31, 1999.

11.  RELATED PARTY TRANSACTIONS

Transactions of the Company with its affiliates relate principally to tax settlements, reinsurance, insurance coverage, rental and service fees, payment of dividends and capital contributions. In addition, certain affiliated insurance companies purchased group annuity contracts from the Company to fund pension costs and claim annuities to settle casualty claims. Substantially all general insurance expenses related to the Company, including rent and employee benefit plan expenses, are initially paid by The Hartford. Direct expenses are allocated to the Company using specific identification, and indirect expenses are allocated using other applicable methods. Indirect expenses include those for corporate areas which, depending on type, are allocated based on either a percentage of direct expenses or on utilization. Indirect expenses allocated to the Company by The Hartford were $47 in both 1999 and 1998 and $39 in 1997.

12.  COMMITMENTS AND CONTINGENT LIABILITIES

(a)      LITIGATION

Hartford Life Insurance Company is involved in pending and threatened litigation in the normal course of its business in which claims for alleged economic and punitive damages have been asserted. Some of these cases have been filed as purported class actions and some cases have been filed in certain jurisdictions that permit punitive damage awards disproportionate to the actual damages incurred. Although there can be no assurances, at the present time the Company does not anticipate that the ultimate liability arising from such pending or threatened litigation, after consideration of provisions made for estimated losses and costs of defense, will have a material adverse effect on the financial condition or operating results of the Company.

(b) GUARANTY FUNDS

Under insurance guaranty fund laws in each state, the District of Columbia and Puerto Rico, insurers licensed to do business can be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Recent regulatory actions against certain large life insurers encountering financial difficulty have prompted various state insurance guaranty associations to begin assessing life insurance companies for the deemed losses. Most of these laws do provide, however, that an assessment may be excused or deferred if it would threaten an insurer's solvency and further provide annual limits on such assessments. Part of the assessments paid by the Company and its subsidiaries pursuant to these laws may be used as credits for a portion of the associated premium taxes. The Company paid guaranty fund assessments of approximately $2, $9 and $15 in 1999, 1998 and 1997, respectively, of which $1 in 1999 and $4 in both 1998 and 1997 were estimated to be creditable against premium taxes.

(c) LEASES

The rent paid to Hartford Fire for space occupied by the Company was $9 in 1999 and $7 in both 1998 and 1997. Future minimum rental commitments are as follows:

            2000                            $ 14
            2001                              14
            2002                              13
            2003                              12
            2004                              12
            Thereafter                        62
                                            ----
                TOTAL                       $127
                                            ====

The principal executive offices of Hartford Life Insurance Company, together with its parent, are located in Simsbury, Connecticut. Rental expense is recognized on a level basis over the term of the primary sublease for the facility located in Simsbury, Connecticut, which expires on December 31, 2009, and amounted to approximately $9 in each of the years ended December 31, 1999, 1998 and 1997.

(d) TAX MATTERS

Hartford Life's federal income tax returns are routinely audited by the Internal Revenue Service. Hartford Life's 1996-1997 federal income tax returns are currently under audit by the Internal Revenue Service. Management believes that sufficient provision has been made in the financial statements for issues that may result from tax examinations and other tax related matters for all open tax years.

13.  SEGMENT INFORMATION

Hartford Life Insurance Company is organized into three reportable operating segments which include Investment Products, Individual Life and Corporate Owned Life Insurance (COLI). Investment Products offers individual fixed and variable annuities, mutual funds, retirement plan services other investment products. Individual Life sells a variety of life insurance products, including variable life, universal life, interest sensitive whole life and term life insurance. COLI primarily offers variable products used by employers to fund non-qualified benefits or other post-employment benefit obligations as well as leveraged COLI. The Company includes in "Other" corporate items not directly allocable to any of its reportable operating segments, as well as certain employee benefit products including group life and disability insurance that is directly written by the Company and is substantially ceded to its parent, HLA.

The accounting policies of the reportable operating segments are the same as those described in the summary of significant accounting policies in Note 2. Hartford Life Insurance Company evaluates performance of its segments based on revenues, net income and the segment's return on allocated capital. The Company charges direct operating expenses to the appropriate segment and allocates the majority of indirect expenses to the segments based on an intercompany expense arrangement. Intersegment revenues are not significant and primarily occur between corporate and the operating segments. These amounts include interest income on allocated surplus and the amortization of net realized capital gains and losses through net investment income utilizing the duration of the segment's investment portfolios. The Company's revenues are primarily derived from customers within the United States. The Company's long-lived assets primarily consist of deferred policy acquisition costs and deferred tax assets from within the United States. The following tables outlines summarized financial information concerning the Company's segments.


                                                   Investment        Individual
1999                                                Products            Life             COLI             Other              Total
----                                                --------            ----             ----             -----              -----
Total revenues                                     $  1,884          $    574          $    830          $    112           $  3,400
Net investment income                                   699               169               431                60              1,359
Amortization of deferred policy
   acquisition costs                                    411               128                --                --                539
Income tax expense (benefit)                            159                37                15               (20)               191
Net income (loss)                                       300                68                28               (35)               361
Assets                                              106,352             5,962            20,198             2,453            134,965
                                                   --------          --------          --------          --------           --------



                                                   Investment        Individual
1998                                                Products            Life              COLI             Other             Total
----                                                --------            ----              ----             -----             -----
Total revenues                                     $  1,779          $    543          $  1,567          $     86           $  3,975
Net investment income                                   736               181               793                49              1,759
Amortization of deferred policy
   acquisition costs                                    326               105                --                --                431
Income tax expense (benefit)                            145                35                12                (4)               188
Net income (loss)                                       270                64                24                (8)               350
Assets                                               87,207             5,228            22,631             3,197            118,263
                                                   --------          --------          --------          --------           --------

                                                     Investment        Individual
1997                                                  Products            Life              COLI            Other            Total
----                                                  --------            ----              ----            -----            -----
Total revenues                                       $ 1,510           $   487           $   980           $    32           $ 3,009
Net investment income                                    739               164               429                36             1,368
Amortization of deferred policy
   acquisition costs                                     250                83                --                 2               335
Income tax expense                                       111                30                15                11               167
Net income                                               206                55                27                14               302
Assets                                                72,288             4,914            17,800             2,743            97,745
                                                     -------           -------           -------           -------           -------



14.  QUARTERLY RESULTS FOR 1999 AND 1998  (UNAUDITED)

                                                                           Three Months Ended
                                   -------------------------------------------------------------------------------------------------
                                               March 31,             June 30,            September 30,               December 31,
                                   -------------------------------------------------------------------------------------------------
                                     1999         1998         1999         1998         1999         1998         1999         1998
                                   ------       ------       ------       ------       ------       ------       ------       ------
Revenues                           $  838       $  915       $  853       $  721       $  846       $  826       $  863       $1,513
Benefits, claims and expenses         703          787          722          591          695          688          728        1,371
Net income                             88           83           85           85          100           89           88           93
                                   ------       ------       ------       ------       ------       ------       ------       ------

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

                                   SCHEDULE I

          SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN AFFILIATES


(In millions)                                                                                As of December 31, 1999
                                                                                 -------------------------------------------------
                                                                                                                  Amount at which
                                                                                                                  shown on Balance
                          Type of Investment                                      Cost            Fair Value            Sheet
----------------------------------------------------------------------------------------------------------------------------------
FIXED MATURITIES
  Bonds and Notes
     U. S. Government and Government agencies and authorities
       (guaranteed and sponsored)                                                $   180            $   182            $   182

     U. S. Government and Government agencies and authorities
       (guaranteed and sponsored) - asset backed                                   1,094              1,064              1,064
     States, municipalities and political subdivisions                               155                156                156
     Foreign governments                                                             289                281                281
     Public utilities                                                                865                833                833
     All other corporate, including international                                  5,646              5,420              5,420
     All other corporate - asset backed                                            4,103              3,985              3,985
     Short-term investments                                                        1,156              1,156              1,156
  Certificates of deposit                                                            434                422                422
  Redeemable preferred stock                                                           1                 --                 --
                                                                                 -------            -------            -------
       TOTAL FIXED MATURITIES                                                     13,923             13,499             13,499
                                                                                 -------            -------            -------

EQUITY SECURITIES
  Common Stocks
     Industrial and miscellaneous                                                     49                 56                 56
                                                                                 -------            -------            -------
       TOTAL EQUITY SECURITIES                                                        49                 56                 56
                                                                                 -------            -------            -------
       TOTAL FIXED MATURITIES AND EQUITY SECURITIES                               13,972             13,555             13,555
                                                                                 -------            -------            -------

POLICY LOANS                                                                       4,187              4,187              4,187
                                                                                 -------            -------            -------

OTHER INVESTMENTS
  Mortgage loans on real estate                                                      198                198                198
  Other invested assets                                                              127                150                144
                                                                                 -------            -------            -------
       TOTAL OTHER INVESTMENTS                                                       325                348                342
                                                                                 -------            -------            -------

       TOTAL INVESTMENTS                                                         $18,484            $18,090            $18,084
                                                                                 =======            =======            =======

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

                                  SCHEDULE III

                       SUPPLEMENTARY INSURANCE INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


(In millions)

                                 Deferred                       Other
                                 Policy                         Policy-       Premiums          Net         Net Realized
                               Acquisition    Future Policy     holder       and Other       Investment     Capital Gains
          Segment                 Costs        Benefits         Funds       Considerations     Income         (Losses)
--------------------------------------------------------------------------------------------------------------------------

1999
Investment Products             $  3,099       $  2,744       $  8,859        $  1,185        $    699        $     --
Individual Life                      914            270          1,880             405             169              --
Corporate Owned Life
   Insurance                          --            321          5,244             399             431              --
Other                                 --            997             21              56              60              (4)
                                --------       --------       --------        --------        --------        --------
  CONSOLIDATED OPERATIONS       $  4,013       $  4,332       $ 16,004        $  2,045        $  1,359        $     (4)
                                ========       ========       ========        ========        ========        ========

1998
Investment Products             $  2,823       $  2,407       $  9,194        $  1,043        $    736        $     --
Individual Life                      931            466          2,307             363             181              (1)
Corporate Owned Life
   Insurance                          --            225          8,097             774             793              --
Other                                 --            497             17              38              49              (1)

                                --------       --------       --------        --------        --------        --------
  CONSOLIDATED OPERATIONS       $  3,754       $  3,595       $ 19,615        $  2,218        $  1,759        $     (2)
                                ========       ========       ========        ========        ========        ========

1997
Investment Products             $  2,478       $  2,070       $  9,620        $    771        $    739        $     --
Individual Life                      837            392          2,182             323             164              --
Corporate Owned Life
   Insurance                          --             56          9,259             551             429              --
Other                                 --            541            (27)             (8)             36               4
                                --------       --------       --------        --------        --------        --------
  CONSOLIDATED OPERATIONS       $  3,315       $  3,059       $ 21,034        $  1,637        $  1,368        $      4
                                ========       ========       ========        ========        ========        ========



(In millions)
                                 Benefits,     Amortization
                                Claims and     of Deferred
                                  Claim          Policy
                                Adjustment     Acquisition    Dividends to     Other
          Segment                Expenses         Costs       Policyholders   Expenses
-------------------------------------------------------------------------------------

1999
Investment Products             $    660       $    411       $     --       $    354
Individual Life                      254            128             --             87
Corporate Owned Life
   Insurance                         621             --            104             62
Other                                 39             --             --            128
                                --------       --------       --------       --------
  CONSOLIDATED OPERATIONS       $  1,574       $    539       $    104       $    631
                                ========       ========       ========       ========

1998
Investment Products             $    670       $    326       $     --       $    368
Individual Life                      262            105             --             77
Corporate Owned Life
   Insurance                         924             --            329            278
Other                                 55             --             --             43
                                --------       --------       --------       --------
  CONSOLIDATED OPERATIONS       $  1,911       $    431       $    329       $    766
                                ========       ========       ========       ========

1997
Investment Products             $    677       $    250       $     --       $    266
Individual Life                      242             83             --             77
Corporate Owned Life
   Insurance                         439             --            240            259
Other                                 21              2             --            (16)
                                --------       --------       --------       --------
  CONSOLIDATED OPERATIONS       $  1,379       $    335       $    240       $    586
                                ========       ========       ========       ========

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

                                   SCHEDULE IV

                                   REINSURANCE



                                                                   Ceded to       Assumed                     Percentage of
                                                      Gross         Other       From Other         Net        Amount Assumed
(In millions)                                         Amount       Companies     Companies        Amount         to Net
----------------------------------------------------------------------------------------------------------------------------


FOR THE YEAR ENDED DECEMBER 31, 1999

   Life insurance in force                           $307,970       $131,162       $ 11,785       $188,593         6.2%
                                                     ========       ========       ========       ========       =====

   PREMIUMS AND OTHER CONSIDERATIONS
     Life insurance and annuities                    $  2,212       $    275       $     84       $  2,021         4.2%
     Accident and health insurance                        448            435             11             24        45.8%
                                                     --------       --------       --------       --------       -----
       TOTAL PREMIUMS AND OTHER CONSIDERATIONS       $  2,660       $    710       $     95       $  2,045         4.6%
                                                     ========       ========       ========       ========       =====

FOR THE YEAR ENDED DECEMBER 31, 1998

   Life insurance in force                           $326,400       $200,782       $ 18,289        143,907        12.7%
                                                     ========       ========       ========       ========       =====

   PREMIUMS AND OTHER CONSIDERATIONS
     Life insurance and annuities                    $  2,329       $    271            142       $  2,200         6.5%
     Accident and health insurance                        393            383              8             18        44.4%
                                                     --------       --------       --------       --------       -----
       TOTAL PREMIUMS AND OTHER CONSIDERATIONS       $  2,722       $    654            150       $  2,218         6.8%
                                                     ========       ========       ========       ========       =====


FOR THE YEAR ENDED DECEMBER 31, 1997

   Life insurance in force                           $245,487       $178,771       $ 33,156       $ 99,872        33.2%
                                                     ========       ========       ========       ========       =====

   PREMIUMS AND OTHER CONSIDERATIONS
     Life insurance and annuities                    $  1,818       $    340       $    157       $  1,635         9.6%
     Accident and health insurance                        346            346              2              2       100.0%
                                                     --------       --------       --------       --------       -----
       TOTAL PREMIUMS AND OTHER CONSIDERATIONS       $  2,164       $    686       $    159       $  1,637         9.7%
                                                     ========       ========       ========       ========       =====

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               HARTFORD LIFE INSURANCE COMPANY

                               By: /S/ Mary Jane B. Fortin
                               ---------------------------
                               Mary Jane B. Fortin
                               Vice President and Chief Accounting Officer

Date: March 24, 1999

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


               SIGNATURE                                           TITLE                                      DATE
               ---------                                           -----                                      ----

/S/ Lowndes A. Smith                                      Chief Executive Officer                        March 24, 1999
----------------------------------------                        and Director
Lowndes A. Smith

/S/ Thomas M. Marra                                       President and Director                         March 24, 1999
----------------------------------------
Thomas M. Marra

/S/ David T. Foy                                          Senior Vice President,                         March 24, 1999
----------------------------------------            Chief Financial Officer and Director
David T. Foy

/S/ Mary Jane B. Fortin                                       Vice President                             March 24, 1999
----------------------------------------                and Chief Accounting Officer
Mary Jane B. Fortin

/S/ Lynda Godkin                                                 Director                                March 24, 1999
----------------------------------------
Lynda Godkin

/S/ Raymond P. Welnicki                                          Director                                March 24, 1999
----------------------------------------
Raymond P. Welnicki

/S/ Lizabeth H. Zlatkus                                          Director                                March 24, 1999
----------------------------------------
Lizabeth H. Zlatkus

/S/ David M. Znamierowski                                        Director                                March 24, 1999
----------------------------------------
David M. Znamierowski

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                    FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                 EXHIBITS INDEX

EXHIBIT #
---------

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