Form 10-Q
period 2000-03-31
HARTFORD LIFE INSURANCE CO
filed 2000-05-15
CIK 45947

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

As of May 12, 2000 there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant, all of which were directly owned by Hartford Life and Accident Insurance Company.

The registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                                      INDEX






PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                               PAGE

Consolidated Statements of Income - Three Months
Ended March 31, 2000 and 1999                                                 3

Consolidated Balance Sheets - March 31, 2000
and December 31, 1999                                                         4

Consolidated Statements of Changes in Stockholder's Equity -
Three Months Ended March 31, 2000 and 1999                                    5

Consolidated Statements of Cash Flows - Three Months Ended
March 31, 2000 and 1999                                                       6

Notes to Consolidated Financial Statements                                    7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                           9


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                    11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     11

Signature                                                                     12

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                THREE MONTHS
                                                                    ENDED
                                                                   MARCH 31,
                                                            -------------------
   (In millions) (Unaudited)                                 2000          1999
                                                            ------        -----
REVENUES
Premiums and other considerations                            $ 522        $ 487
Net investment income                                          321          352
Net realized capital losses                                     (5)          (1)
                                                            ------        -----
       TOTAL REVENUES                                          838          838
                                                            ------        -----

BENEFITS, CLAIMS AND EXPENSES
Benefits, claims and claim adjustment expenses                 329          393
Amortization of deferred policy acquisition costs              153          119
Dividends to policyholders                                      41           17
Other expenses                                                 122          174
                                                            ------        -----
       TOTAL BENEFITS, CLAIMS AND EXPENSES                     645          703
                                                            ------        -----


       INCOME BEFORE INCOME TAX EXPENSE                        193          135
Income tax expense                                              65           47
                                                            ------        -----

       NET INCOME                                            $ 128        $  88
                                                            ------        -----



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                 MARCH 31,       DECEMBER 31,
(In millions, except for share data)                                               2000             1999
                                                                                -----------      ------------
                                                                                (Unaudited)
ASSETS
   Investments
   Fixed maturities, available for sale, at fair value (amortized cost of
    $13,807 and $13,923)                                                        $  13,392        $  13,499
   Equity securities, at fair value                                                    42               56
   Policy loans, at outstanding balance                                             3,513            4,187
   Other investments                                                                  420              342
                                                                                ---------        ---------
      Total investments                                                            17,367           18,084
   Cash                                                                                64               55
   Premiums receivable and agents' balances                                            15               29
   Reinsurance recoverables                                                         1,260            1,274
   Deferred policy acquisition costs                                                4,085            4,013
   Deferred income tax                                                                388              459
   Other assets                                                                       532              654
   Separate account assets                                                        116,286          110,397
                                                                                ---------        ---------
        TOTAL ASSETS                                                            $ 139,997        $ 134,965
                                                                                ---------        ---------

LIABILITIES
   Future policy benefits                                                       $   4,423        $   4,332
   Other policyholder funds                                                        14,789           16,004
   Other liabilities                                                                1,750            1,613
   Separate account liabilities                                                   116,286          110,397
                                                                                ---------        ---------
        TOTAL LIABILITIES                                                         137,248          132,346
                                                                                ---------        ---------


STOCKHOLDER'S EQUITY
   Common stock - 1,000 shares authorized, issued and outstanding,
        par value $5,690                                                                6                6
   Capital surplus                                                                  1,045            1,045
   Accumulated other comprehensive loss
           Net unrealized losses on securities, net of tax                           (253)            (255)
                                                                                ---------        ---------
       Total accumulated other comprehensive loss                                    (253)            (255)
                                                                                ---------        ---------
   Retained earnings                                                                1,951            1,823
                                                                                ---------        ---------
        TOTAL STOCKHOLDER'S EQUITY                                                  2,749            2,619
                                                                                ---------        ---------
             TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                         $ 139,997        $ 134,965
                                                                                ---------        ---------




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY


THREE MONTHS ENDED MARCH 31, 2000

                                                                               ACCUMULATED OTHER
                                                                             COMPREHENSIVE INCOME
                                                                            (LOSS) NET UNREALIZED
                                                                                CAPITAL GAINS                          TOTAL
                                                       COMMON       CAPITAL  (LOSSES) ON SECURITIES,  RETAINED      STOCKHOLDER'S
  (In millions) (Unaudited)                            STOCK        SURPLUS       NET OF TAX          EARNINGS        EQUITY
                                                      -------       ------- ------------------------  ---------     -------------

  Balance, December 31, 1999                          $     6       $ 1,045       $  (255)              $ 1,823       $ 2,619
  Comprehensive income (loss)
  Net income                                                                                                128           128
                                                                                                                      -------
  Other comprehensive income (loss), net of tax(1)
    Net unrealized capital gains (losses)on
    securities(2)                                                                       2                                   2
                                                                                                                      -------

  Total other comprehensive income (loss)                                                                                   2
                                                                                                                      -------
    Total comprehensive income (loss)                                                                                     130
                                                      -------       -------       -------               -------       -------
    BALANCE, MARCH 31, 2000                           $     6       $ 1,045       $  (253)              $ 1,951       $ 2,749
                                                      -------       -------       -------               -------       -------



THREE MONTHS ENDED MARCH 31, 1999

                                                                               ACCUMULATED OTHER
                                                                               COMPREHENSIVE
                                                                               INCOME (LOSS)
                                                                                    NET
                                                                                 UNREALIZED
                                                                                  CAPITAL
                                                                               GAINS (LOSSES) ON                      TOTAL
  (In millions) (Unaudited)                            COMMON       CAPITAL    SECURITIES, NET OF     RETAINED      STOCKHOLDER'S
                                                       STOCK        SURPLUS          TAX              EARNINGS        EQUITY
                                                       ------       -------    ------------------     --------      -------------
  Balance, December 31, 1998                          $     6       $   1,045   $         184          $    1,462    $       2,697
  Comprehensive income (loss)
  Net income                                                                                                   88               88
                                                                                                                     -------------
  Other comprehensive income (loss), net of tax
  (1)
    Net unrealized capital gains (losses) on
securities (2)                                                                           (101)                                (101)
                                                                                                                     -------------
  Total other comprehensive income (loss)                                                                                     (101)
                                                                                                                     -------------
    Total comprehensive income (loss)                                                                                          (13)
                                                      -------     ---------     -------------          ----------    -------------
    BALANCE, MARCH 31, 1999                           $     6     $   1,045     $          83          $    1,550     $      2,684
                                                      -------     ---------     -------------          ----------    -------------


(1) Net unrealized capital gains (losses) on securities are reflected net of tax provision (benefit) of $1 and $(54) for the three months ended March 31, 2000 and 1999, respectively.

(2) There were reclassification adjustments for after-tax losses realized in net income of $(3) and $(1) for the three months ended March 31, 2000 and 1999, respectively.




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                       ----------------------
(In millions) (Unaudited)                                                                2000           1999
                                                                                       -------        -------
OPERATING ACTIVITIES
   Net income                                                                          $   128        $    88
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
   Depreciation and amortization                                                            (4)            (3)
   Net realized capital losses                                                               5              1
   Decrease (increase) in premiums receivable and agents' balances                          14             (1)
   Decrease in other liabilities                                                           (29)          (106)
   Change in receivables, payables and accruals                                             21             46
   Increase (decrease) in accrued tax                                                       64            (49)
   Decrease in deferred income tax                                                          70             21
   Increase in deferred policy acquisition costs                                           (72)           (87)
   Increase in future policy benefits                                                       91             73
   Decrease in reinsurance recoverables                                                     29              4
   Other, net                                                                               24            (26)
                                                                                       -------        -------
      NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                                 341            (39)
                                                                                       -------        -------
INVESTING ACTIVITIES
   Purchases of investments                                                             (1,498)        (1,541)
   Sales of investments                                                                  2,082          3,414
   Maturities and principal paydowns of fixed maturity investments                         310            523
                                                                                       -------        -------
      NET CASH PROVIDED BY INVESTING ACTIVITIES                                            894          2,396
                                                                                       -------        -------
FINANCING ACTIVITIES
   Net disbursements for investment and universal life-type
      contracts charged against  policyholder accounts                                  (1,226)        (2,343)
                                                                                       -------        -------
      NET CASH USED FOR FINANCING ACTIVITIES                                            (1,226)        (2,343)
                                                                                       -------        -------
   Net increase in cash                                                                      9             14
   Cash - beginning of period                                                               55             17
                                                                                       -------        -------
      CASH - END OF PERIOD                                                             $    64        $    31
                                                                                       -------        -------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
NET CASH (RECEIVED) PAID DURING THE PERIOD FOR
Income taxes                                                                           $   (79)       $    25

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (DOLLAR AMOUNTS IN MILLIONS, UNLESS OTHERWISE STATED)
                                   (UNAUDITED)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

(A)  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hartford Life Insurance Company and subsidiaries ("Hartford Life Insurance Company" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures which are normally included in financial statements prepared on the basis of accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, these statements include all adjustments which were normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. For a description of significant accounting policies, see
Note 2 of Notes to Consolidated Financial Statements in Hartford Life Insurance Company's 1999 Form 10-K Annual Report.

Certain reclassifications have been made to prior year financial information to conform to the current year classification of transactions and accounts.

(B)  ADOPTION OF NEW ACCOUNTING STANDARDS

Effective January 1, 2000, Hartford Life Insurance Company adopted Statement of Position (SOP) No. 98-7, "Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk". This SOP provides guidance on the method of accounting for insurance and reinsurance contracts that do not transfer insurance risk, defined in the SOP as the deposit method. Adoption of this SOP did not have a material impact on the Company's financial condition or results of operations.

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

(B)  TAX MATTERS

Hartford Life's federal income tax returns are routinely audited by the Internal Revenue Service. Hartford Life's 1996-1997 federal income tax returns are currently under audit by the Internal Revenue Service. Management believes that sufficient provision has been made in the financial statements for issues that may result from tax examinations and other tax related matters for all open years.

3.  SEGMENT INFORMATION

Hartford Life Insurance Company is organized into three reportable operating segments which include Investment Products, Individual Life and Corporate Owned Life Insurance (COLI). Investment Products offers individual fixed and variable annuities, retirement plan services and other investment products. Individual Life sells a variety of life insurance products, including variable life, universal life, interest sensitive whole life and term life insurance. COLI primarily offers variable products used by employers to fund non-qualified benefits or other post-employment benefit obligations as well as leveraged COLI. The Company includes in "Other" corporate items not directly allocable to any of its reportable operating segments, as well as certain employee benefit products including group life and disability insurance that is directly written by the Company and is substantially ceded to its parent, Hartford Life and Accident Insurance Company, a wholly-owned subsidiary of Hartford Life, Inc. (Hartford
Life).

The accounting policies of the reportable operating segments are the same as those described in the summary of significant accounting policies in Note 2 of Notes to Consolidated Financial Statements in Hartford Life Insurance Company's 1999 Form 10-K Annual Report. Hartford Life Insurance Company evaluates performance of its segments based on revenues, net income and the segment's return on allocated capital. The Company charges direct operating expenses to the appropriate segment and allocates the majority of indirect expenses to the segments based on an intercompany expense arrangement. Intersegment revenues are not significant and primarily occur between corporate and the operating segments. These amounts include interest income on allocated surplus and the allocation of net realized capital gains and losses through net investment income utilizing the duration of the segment's investment portfolios. The following tables present summarized financial information concerning the Company's segments.


THREE MONTHS ENDED      Investment     Individual
MARCH 31, 2000          Products         Life            COLI         Other         Total
------------------      ----------     ----------        ----         -----         -----
Total revenues          $515            $132             $165          $ 26          $838
Net income                83              18                8            19           128
------------------      ----------     ----------        ----         -----         -----



THREE MONTHS ENDED      Investment     Individual
MARCH 31, 1999          Products         Life            COLI          Other        Total
------------------      ----------     ----------        ----         -----         -----
Total revenues          $461            $133             $224          $ 20          $838
Net income                78              15                6           (11)           88
------------------      ----------     ----------        ----         -----         -----

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in millions, unless otherwise stated)

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the financial condition of the Company as of March 31, 2000, compared with December 31, 1999, and its results of operations for the three months ended March 31, 2000 compared with the equivalent period in 1999. This discussion should be read in conjunction with the MD&A included in the Company's 1999 Form 10-K Annual Report.

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

INDEX
Consolidated Results of Operations                               9
Investment Products                                             10
Individual Life                                                 10
Corporate Owned Life Insurance (COLI)                           11
Regulatory Initiatives and Contingencies                        11
Accounting Standards                                            11


CONSOLIDATED RESULTS OF OPERATIONS

OPERATING SUMMARY                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                       --------------------
                                                         2000          1999
                                                         ----          ----
Revenues                                               $  838        $  838
Expenses                                                  710           750
                                                       ------        ------
   NET INCOME                                          $  128        $   88
                                                       ------        ------


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

Revenues were consistent with prior year, however revenues increased $59, or 10%, excluding the COLI segment where revenues decreased primarily due to the declining block of leveraged COLI business. The increase in revenues was primarily attributable to growth in the Investment Products segment which was, for the most part, due to higher fee income related to the individual annuity operation which is directly attributable to increased assets under management.

Expenses decreased $40, or 5%, however expenses increased $21, or 4%, when excluding the COLI segment where expenses decreased primarily due to the declining block of leveraged COLI business. The increase in expenses was lower than the growth in revenues as the Company continues to be able to create operating leverage by expanding its distribution platform to accelerate sales volume while utilizing technology and prudent expense management to increase productivity. For example, operating expenses as a percentage of average assets under management in the individual annuity operation declined to 18 basis points from 20 basis points in the first quarter of 1999.

Net income increased $40, or 45%, driven by growth across each of the Company's reportable segments. The Company also reported a one-time benefit relating to state income taxes of $8. Excluding this item, net income was up $32, or 36%.

SEGMENT RESULTS

Below is a summary of net income (loss) by segment.

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                                2000       1999
                                                              ------     -------
Investment Products                                           $   83     $  78
Individual Life                                                   18        15
Corporate Owned Life Insurance (COLI)                              8         6
Other                                                             19       (11)
                                                              ------     -----
    NET INCOME                                                $  128     $  88
                                                              ------     -----


The sections that follow analyze each segment's results.

INVESTMENT PRODUCTS

                                                              THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ------------------
                                                                2000       1999
                                                              ------     ------
Revenues                                                      $  515     $  461
Expenses                                                         432        383
                                                              ------     ------
   NET INCOME                                                 $   83     $   78
                                                              ------     ------

Revenues in the Investment Products segment increased $54, or 12%, primarily due to higher fee income in the individual annuity operation. Fee income generated by individual annuities increased $54, or 21%, as related account values grew $19.5 billion, or 26%. The growth in individual annuity account values was mostly due to significant net cash flow, resulting primarily from strong individual annuity sales (including $2.9 billion for the first three months of 2000) and equity market appreciation.

Due to the continued growth in this segment's individual annuity operation, expenses increased $49, or 13%. This increase was primarily driven by amortization of deferred policy acquisition costs, which grew $22, or 22%, and other expenses which increased $11, or 13%. The segment's operating expenses as a percentage of average assets under management declined versus the equivalent prior year period.

Net income increased $5, or 6%, primarily due to the growth in revenues associated with the increase in assets under management.

INDIVIDUAL LIFE

                                                              THREE MONTHS ENDED
                                                                   MARCH 30,
                                                              ------------------
                                                               2000         1999
                                                              ------     -------
Revenues                                                     $   132     $   133
Expenses                                                         114         118
                                                              ------     -------
   NET INCOME                                                $    18     $    15
                                                              ------     -------


The slight decrease in revenues and expenses in the Individual Life segment is primarily due to HLA's December 1, 1999 recapture of an in force block of individual life insurance previously ceded to the Company. (For a discussion of the recapture, see Note 9 of Notes to Consolidated Financial Statements in Hartford Life Insurance Company's 1999 Form 10-K Annual Report.)

Excluding the recapture described above, revenues in the Individual Life segment increased $22, or 20%, resulting primarily from higher fee income associated with the growing block of variable life insurance. Fee income increased $23, or 32%, as variable life account values increased $943, or 50%, and variable life insurance in force increased $8.1 billion, or 46%. Excluding the recapture described above, expenses increased $19, or 20%, principally due to a $13, or 68%, increase in amortization of deferred policy acquisition costs associated with the growth in this segment. Net income increased $3, or 20%, primarily due to the higher fee income previously discussed and favorable mortality experience.

CORPORATE OWNED LIFE INSURANCE (COLI)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              ------------------
                                                              2000          1999
Revenues                                                      $ 165      $   224
Expenses                                                        157          218
                                                              ------     -------
   NET INCOME                                                 $   8      $     6
                                                              ------     -------


COLI revenues decreased $59, or 26%, mostly due to lower net investment income on the leveraged COLI block of business, where related account values decreased $1.5 billion, or 24%, due to the block's downsizing caused by the Health Insurance Portability and Accountability Act of 1996. COLI expenses decreased $61, or 28%, also primarily due to the downsizing of the leveraged COLI business.

Net income increased $2, or 33%, driven primarily by growth in the variable COLI business where account values increased $840, or 7%. In addition, the segment recaptured an in force block of leveraged COLI business in 1998 which also contributed to the increase in net income. (For a discussion of the MBL Recapture, see the Capital Resources and Liquidity section in Hartford Life Insurance Company's 1999 Form 10-K Annual Report.)


REGULATORY INITIATIVES AND CONTINGENCIES

NAIC PROPOSALS

The NAIC adopted the Codification of Statutory Accounting Principles (SAP) in March 1998. The effective date for the statutory accounting guidance is January 1, 2001. It is expected that Hartford Life Insurance Company and its subsidiaries' domiciliary state will adopt the SAP and the Company will make the necessary changes required for implementation. The Company has not yet determined the impact that the SAP will have on the statutory financial statements of Hartford Life Insurance Company and its subsidiaries.

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



                                            HARTFORD LIFE INSURANCE COMPANY




                                            /s/  Mary Jane B. Fortin
                                            ------------------------------------
                                            Mary Jane B. Fortin
                                            Vice President and Chief Accounting
                                            Officer





MAY 12, 2000

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                    FORM 10-Q
                                 EXHIBITS INDEX





         EXHIBIT #      DESCRIPTION
          27            Financial Data Schedule is filed herewith.