Form 10-Q
period 2000-06-30
HARTFORD LIFE INSURANCE CO
filed 2000-08-11
CIK 45947

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2000

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

                                 (860) 547-5000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No[ ]

As of August 11, 2000 there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant, all of which were directly owned by Hartford Life and Accident Insurance Company.

The registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.


================================================================================

                                      INDEX



PART I.  FINANCIAL INFORMATION

                                                                         PAGE
                                                                         ----
ITEM 1.  FINANCIAL STATEMENTS


Consolidated Statements of Income - Second Quarter and
Six Months Ended June 30, 2000 and 1999                                    3

Consolidated Balance Sheets - June 30, 2000 and
December 31, 1999                                                          4

Consolidated Statements of Changes in Stockholder's Equity-
Six Months Ended June 30, 2000 and 1999                                    5

Consolidated Statements of Cash Flows - Six Months Ended
June 30, 2000 and 1999                                                     6

Notes to Consolidated Financial Statements                                 7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                        9


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 12

Signature                                                                 13

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                              SECOND QUARTER                     SIX MONTHS
                                                                   ENDED                            ENDED
                                                                   JUNE 30,                         JUNE 30,
----------------------------------------------------------------------------------------------------------------------
(In millions) (Unaudited)                                   2000             1999            2000             1999
----------------------------------------------------------------------------------------------------------------------

REVENUES
Premiums and other considerations                         $   543          $   517         $ 1,065          $ 1,004
Net investment income                                         320              334             641              686
Net realized capital gains (losses)                           (32)               2             (37)               1
----------------------------------------------------------------------------------------------------------------------
       TOTAL REVENUES                                         831              853           1,669            1,691
       ---------------------------------------------------------------------------------------------------------------


BENEFITS, CLAIMS AND EXPENSES
Benefits, claims and claim adjustment expenses                385              423             714              816
Amortization of deferred policy acquisition costs             146              136             299              255
Dividends to policyholders                                      5               10              46               27
Other expenses                                                146              153             268              327
----------------------------------------------------------------------------------------------------------------------
       TOTAL BENEFITS, CLAIMS AND EXPENSES                    682              722           1,327            1,425
       ---------------------------------------------------------------------------------------------------------------


       INCOME BEFORE INCOME TAX EXPENSE                       149              131             342              266
Income tax expense                                             19               46              84               93
----------------------------------------------------------------------------------------------------------------------

       NET INCOME                                         $   130          $    85         $   258          $   173
       ===============================================================================================================


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                           JUNE 30,          DECEMBER 31,
(In millions, except for share data)                                                         2000               1999
-------------------------------------------------------------------------------------------------------------------------
                                                                                         (Unaudited)
ASSETS
   Investments
   Fixed maturities, available for sale, at fair value (amortized cost of $13,412
    and $13,923)                                                                          $  13,014          $  13,499
   Equity securities, at fair value                                                              40                 56
   Policy loans, at outstanding balance                                                       3,545              4,187
   Other investments                                                                            671                342
-------------------------------------------------------------------------------------------------------------------------
      Total investments                                                                      17,270             18,084
   Cash                                                                                          71                 55
   Premiums receivable and agents' balances                                                      21                 29
   Reinsurance recoverables                                                                   1,255              1,274
   Deferred policy acquisition costs                                                          4,170              4,013
   Deferred income tax                                                                          430                459
   Other assets                                                                                 449                654
   Separate account assets                                                                  114,332            110,397
-------------------------------------------------------------------------------------------------------------------------
        TOTAL ASSETS                                                                      $ 137,998          $ 134,965
        =================================================================================================================

LIABILITIES
   Future policy benefits                                                                 $   4,543          $   4,332
   Other policyholder funds                                                                  14,672             16,004
   Other liabilities                                                                          1,663              1,613
   Separate account liabilities                                                             114,332            110,397
-------------------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES                                                                   135,210            132,346
        =================================================================================================================


STOCKHOLDER'S EQUITY
   Common stock - 1,000 shares authorized, issued and outstanding,
        par value $5,690                                                                          6                  6
   Capital surplus                                                                            1,045              1,045
   Accumulated other comprehensive loss
           Net unrealized capital losses on securities, net of tax                             (244)              (255)
                                                                                          -------------------------------
       Total accumulated other comprehensive loss                                              (244)              (255)
                                                                                          -------------------------------
   Retained earnings                                                                          1,981              1,823
-------------------------------------------------------------------------------------------------------------------------
        TOTAL STOCKHOLDER'S EQUITY                                                            2,788              2,619
        =================================================================================================================
             TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                   $ 137,998          $ 134,965
             ============================================================================================================


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY



SIX MONTHS ENDED JUNE 30, 2000


                                                                        ACCUMULATED OTHER
                                                                         COMPREHENSIVE
                                                                          INCOME (LOSS)
                                                                       ---------------------
                                                                                NET
                                                                            UNREALIZED
                                                                             CAPITAL
                                                                         GAINS (LOSSES) ON                        TOTAL
                                                COMMON        CAPITAL    SECURITIES, NET OF      RETAINED      STOCKHOLDER'S
(In millions) (Unaudited)                        STOCK        SURPLUS          TAX               EARNINGS         EQUITY
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                      $     6      $   1,045       $   (255)         $     1,823   $       2,619
Comprehensive income (loss)
Net income                                                                                             258             258
                                                                                                              -----------------
Other comprehensive income (loss), net of tax
  Net unrealized capital gains (losses) on
    securities (1)                                                                  11                                  11
                                                                                                              -----------------
Total other comprehensive income (loss)                                                                                 11
                                                                                                              -----------------
  Total comprehensive income (loss)                                                                                    269
                                                                                                              -----------------
Dividends paid to parent                                                                              (100)           (100)
===============================================================================================================================
  BALANCE, JUNE 30, 2000                        $     6      $   1,045       $   (244)         $     1,981   $       2,788
===============================================================================================================================



SIX MONTHS ENDED JUNE 30, 1999


                                                                        ACCUMULATED OTHER
                                                                         COMPREHENSIVE
                                                                          INCOME (LOSS)
                                                                       ---------------------
                                                                                NET
                                                                            UNREALIZED
                                                                             CAPITAL
                                                                         GAINS (LOSSES) ON                         TOTAL
                                                COMMON        CAPITAL    SECURITIES, NET OF      RETAINED      STOCKHOLDER'S
(In millions) (Unaudited)                        STOCK        SURPLUS          TAX               EARNINGS         EQUITY
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                      $     6     $   1,045        $    184          $    1,462    $       2,697
Comprehensive income (loss)
Net income                                                                                            173              173
                                                                                                               ----------------
Other comprehensive income (loss), net of tax
  Net unrealized capital gains (losses) on
    securities (1)                                                               (278)                                (278)
                                                                                                               ----------------
Total other comprehensive income (loss)                                                                               (278)
                                                                                                               ----------------
  Total comprehensive income (loss)                                                                                   (105)
===============================================================================================================================
  BALANCE, JUNE 30, 1999                        $     6     $   1,045        $    (94)         $    1,635    $       2,592
===============================================================================================================================

(1) Net unrealized capital gains (losses) on securities are reflected net of tax provision (benefit) of $6 and $(150) for the six months ended June 30, 2000 and 1999, respectively. There were reclassification adjustments for after-tax gains (losses) realized in net income of $(24) and $1 for the six months ended June 30, 2000 and 1999, respectively.



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        SIX MONTHS ENDED JUNE 30,
                                                                                        --------------------------
(In millions) (Unaudited)                                                                  2000             1999
-------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income                                                                            $   258          $   173
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
   Depreciation and amortization                                                             (12)              (4)
   Net realized capital losses (gains)                                                        24               (1)
   Decrease (increase) in premiums receivable and agents' balances                             9              (10)
   Decrease in other liabilities                                                            (130)             (58)
   Change in receivables, payables and accruals                                               73               72
   Increase (decrease) in accrued tax                                                        159             (200)
   Decrease in deferred income tax                                                            23              119
   Increase in deferred policy acquisition costs                                            (157)            (173)
   Increase in future policy benefits                                                        211              126
   Decrease (increase) in reinsurance recoverables                                            31             (118)
   Other, net                                                                                 76               34
-------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                                   565              (40)
===================================================================================================================
INVESTING ACTIVITIES
   Purchases of investments                                                               (2,775)          (4,010)
   Sales of investments                                                                    2,906            5,545
   Maturities and principal paydowns of fixed maturity investments                           764              979
-------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY INVESTING ACTIVITIES                                              895            2,514
===================================================================================================================
FINANCING ACTIVITIES
   Dividends paid to parent                                                                 (100)              --
   Net disbursements for investment and universal life-type
      contracts charged against  policyholder accounts                                    (1,344)          (2,417)
-------------------------------------------------------------------------------------------------------------------
      NET CASH USED FOR FINANCING ACTIVITIES                                              (1,444)          (2,417)
===================================================================================================================
   Net increase in cash                                                                       16               57
   Cash - beginning of period                                                                 55               17
-------------------------------------------------------------------------------------------------------------------
      CASH - END OF PERIOD                                                               $    71          $    74
===================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

NET CASH (RECEIVED) PAID DURING THE PERIOD FOR
Income taxes                                                                             $   (74)         $   111


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollar amounts in millions, unless otherwise stated)
                                   (Unaudited)

1.  SIGNIFICANT ACCOUNTING POLICIES

(a)   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hartford Life Insurance Company and subsidiaries ("Hartford Life Insurance Company" or the "Company"), a wholly-owned subsidiary of Hartford Life and Accident Insurance Company (its parent), a wholly-owned subsidiary of Hartford Life, Inc., have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures which are normally included in financial statements prepared on the basis of accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, these statements include all adjustments which were normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. For a description of significant accounting policies, see Note 2 of Notes to Consolidated Financial Statements in Hartford Life Insurance Company's 1999 Form 10-K Annual Report.

Certain reclassifications have been made to prior year financial information to conform to the current year classification of transactions and accounts.

(b)   NEW ACCOUNTING STANDARDS

In June 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amends SFAS Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". Specifically, it amends SFAS No. 133 so that in interest rate hedges, a company may designate as the hedged risk, the risk of changes only in a benchmark interest rate. Also, credit risk is newly defined as the company-specific spread over the benchmark interest rate and may be hedged separately from or in combination with the benchmark interest rate. For companies that have not adopted SFAS No. 133 before June 15, 2000, SFAS No. 138 must be adopted concurrently with the company's adoption of SFAS No.
133. Initial application of both SFAS No. 133 and SFAS No. 138 for Hartford Life Insurance Company will begin January 1, 2001.

Hartford Life Insurance Company has reviewed its derivative holdings and is in the process of quantifying the impact of SFAS No. 133, as amended by SFAS No.
138. The Company is also assessing what actions, if any, need to be taken to minimize potential volatility, while at the same time maintaining the economic protection needed to support the goals of its business.

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

(b)   TAX MATTERS

Hartford Life, Inc.'s federal income tax returns are routinely audited by the Internal Revenue Service. Hartford Life, Inc.'s 1996-1997 federal income tax returns are currently under audit by the Internal Revenue Service. Management believes that sufficient provision has been made in the financial statements for issues that may result from tax examinations and other tax related matters for all open years.

During the second quarter, Hartford Life, Inc. reached a settlement with the Internal Revenue Service with respect to certain tax matters for the 1993-1995 years. This settlement resulted in a $24 tax benefit being recorded in Hartford Life Insurance Company's second quarter results of operations.

3.  SEGMENT INFORMATION

Hartford Life Insurance Company is organized into three reportable operating segments which include Investment Products, Individual Life and Corporate Owned Life Insurance (COLI). Investment Products offers individual fixed and variable annuities, retirement plan services and other investment products. Individual Life sells a variety of life insurance products, including variable life, universal life, interest sensitive whole life and term life insurance. COLI primarily offers variable products used by employers to fund non-qualified benefits or other post-employment benefit obligations as well as leveraged COLI. The Company includes in "Other" corporate items not directly allocable to any of its reportable operating segments, as well as certain group benefit products including group life and disability insurance that is directly written by the Company and is substantially ceded to its parent.

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

                                                          Investment      Individual
JUNE 30, 2000                                              Products          Life            COLI           Other         Total
------------------------------------------------------------------------------------------------------------------------------------
SECOND QUARTER ENDED
Total revenues                                            $    511         $    132        $    169       $     19      $    831
Net income                                                      93               16               8             13           130
------------------------------------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED
Total revenues                                            $  1,026         $    264        $    334       $     45      $  1,669
Net income                                                     176               34              16             32           258
------------------------------------------------------------------------------------------------------------------------------------


                                                          Investment      Individual
JUNE 30, 1999                                              Products          Life            COLI           Other         Total
------------------------------------------------------------------------------------------------------------------------------------
SECOND QUARTER ENDED
Total revenues                                            $    474         $    140        $    215       $     24      $    853
Net income (loss)                                               81               17               7            (20)           85
------------------------------------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED
Total revenues                                            $    935         $    273        $    439       $     44      $  1,691
Net income (loss)                                              159               32              13            (31)          173
------------------------------------------------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in millions, unless otherwise stated)

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the financial condition of Hartford Life Insurance Company and subsidiaries ("Hartford Life Insurance Company" or the "Company") as of June 30, 2000, compared with December 31, 1999, and its results of operations for the second quarter and six months ended June 30, 2000 compared with the equivalent periods in 1999. This discussion should be read in conjunction with the MD&A included in the Company's 1999 Form 10-K Annual Report.

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

INDEX

Consolidated Results of Operations               9
Investment Products                             10
Individual Life                                 10
Corporate Owned Life Insurance (COLI)           11
Regulatory Matters and Contingencies            11
Accounting Standards                            11


CONSOLIDATED RESULTS OF OPERATIONS

OPERATING SUMMARY

                                            SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                  JUNE 30,                      JUNE 30,
                                          -------------------------    ----------------------------
                                            2000           1999           2000           1999
---------------------------------------------------------------------------------------------------
Revenues                                   $   831        $   853        $ 1,669        $ 1,691
Expenses                                       701            768          1,411          1,518
---------------------------------------------------------------------------------------------------
   NET INCOME                              $   130        $    85        $   258        $   173
===================================================================================================

Hartford Life Insurance Company has the following reportable segments:
Investment Products, Individual Life and Corporate Owned Life Insurance (COLI). The Company reports in "Other" corporate items not directly allocable to any of its segments, as well as certain group benefits business, including group life and disability insurance that is directly written by the Company and is substantially ceded to its parent, Hartford Life and Accident Insurance Company
(HLA).

Revenues decreased slightly for the respective second quarter and six month periods. Excluding net realized capital gains (losses) and the COLI segment, where revenues decreased primarily due to the declining block of leveraged COLI business, revenues increased $58, or 9%, and $121, or 10%, for the second quarter and six months ended June 30, 2000, respectively, as compared to the equivalent 1999 periods. The increase in revenues was primarily attributable to growth in the Investment Products segment which was, for the most part, due to higher fee income related to the individual annuity operation which is directly attributable to increased assets under management.

Expenses decreased $67, or 9%, and $107, or 7%, for the second quarter and six months ended June 30, 2000, respectively, as compared to the equivalent 1999 periods. Excluding tax benefits (described below) and the COLI segment where expenses decreased primarily due to the declining block of leveraged COLI business, expenses increased slightly for both periods. The increase in expenses was lower than the growth in revenues as the Company continues to create operating leverage by expanding its distribution platform to accelerate sales volume while utilizing technology and prudent expense management to increase productivity.

Net income increased $45, or 53%, and $85, or 49%, for the second quarter and six months ended June 30, 2000, respectively, as compared to the equivalent 1999 periods driven by increases in net income across each of the Company's reportable segments for the six months. The Company also reported a benefit related to federal income taxes of $24 for the second quarter of 2000 (see Note 2 (b) of Notes to Consolidated Financial Statements). This, along with an $8 benefit related to state income taxes in the first quarter of 2000, resulted in a $32 increase to net income for the six months ended June 30, 2000. Partially offsetting this increase, the Company realized $21 and $24 of net realized capital losses during the respective periods, primarily as a result of portfolio re-balancing. Excluding the tax items and the net realized capital gains (losses), net income was up $44, or 53%, and $78, or 45%, for the respective second quarter and six month periods.

SEGMENT RESULTS

Below is a summary of net income (loss) by segment.


                                                      SECOND QUARTER       SIX MONTHS
                                                           ENDED              ENDED
                                                         JUNE 30,             JUNE 30,
                                                    -----------------    -------------------
                                                      2000      1999      2000       1999
--------------------------------------------------------------------------------------------
Investment Products                                  $  93     $  81     $ 176      $ 159
Individual Life                                         16        17        34         32
Corporate Owned Life Insurance (COLI)                    8         7        16         13
Other                                                   13       (20)       32        (31)
--------------------------------------------------------------------------------------------
    NET INCOME                                       $ 130     $  85     $ 258      $ 173
============================================================================================

The sections that follow analyze each segment's results.

INVESTMENT PRODUCTS

                                                      SECOND QUARTER          SIX MONTHS
                                                           ENDED                ENDED
                                                         JUNE 30,              JUNE 30,
                                                      ---------------    --------------------
                                                      2000      1999      2000       1999
---------------------------------------------------------------------------------------------
Revenues                                              $ 511     $ 474    $1,026      $ 935
Expenses                                                418       393       850        776
---------------------------------------------------------------------------------------------
   NET INCOME                                         $  93     $  81    $  176      $ 159
=============================================================================================

Revenues in the Investment Products segment increased $37, or 8%, and $91, or 10%, for the second quarter and six months ended June 30, 2000, respectively, as compared to the equivalent 1999 periods, primarily due to higher fee income in the individual annuity operation. Fee income generated by individual annuities increased $37, or 13%, and $91, or 17%, for the respective second quarter and six month periods, as related account values grew $11.8 billion, or 15%, from June 30, 1999. The growth in individual annuity account values was mostly due to strong sales (including $5.8 billion for the first six months of 2000) and equity market appreciation.

Due to the continued growth in this segment, particularly the individual annuity operation, expenses increased $25, or 6%, or $74, or 10%, for the second quarter and six months ended June 30, 2000, respectively, as compared to the equivalent 1999 periods. These increases were primarily driven by amortization of deferred policy acquisition costs, which grew $15, or 15%, and $37, or 18%, for the respective second quarter and six month periods and other expenses which increased $23, or 28%, and $34, or 20%, over the respective prior year levels. The segment's operating expenses as a percentage of average assets under management were relatively consistent for the second quarter and six month periods versus the equivalent prior year periods.

Net income increased $12, or 15%, and $17, or 11%, for the second quarter and six months ended June 30, 2000, respectively, as compared to the equivalent 1999 periods, primarily due to the growth in revenues associated with the increase in assets under management across the entire segment. Additionally, the Investment Products segment continued to maintain its profit margins related to its primary businesses thus contributing to the segment's earnings growth.


INDIVIDUAL LIFE

                                                      SECOND QUARTER          SIX MONTHS
                                                           ENDED                ENDED
                                                         JUNE 30,              JUNE 30,
                                                      ---------------    --------------------
                                                      2000      1999      2000       1999
---------------------------------------------------------------------------------------------
Revenues                                               $ 132     $ 140     $ 264     $ 273
Expenses                                                 116       123       230       241
---------------------------------------------------------------------------------------------
   NET INCOME                                          $  16     $  17     $  34     $  32
=============================================================================================

The slight decrease in revenues and expenses in the Individual Life segment is primarily due to HLA's December 1, 1999 recapture of an in force block of individual life insurance previously ceded to the Company. (For a discussion of the recapture, see Note 9 of Notes to Consolidated Financial Statements in Hartford Life Insurance Company's 1999 Form 10-K Annual Report.)

Excluding the recapture described above, revenues in the Individual Life segment increased $15, or 13%, and $37, or 16%, for the second quarter and six months ended June 30, 2000, respectively, as compared to the equivalent 1999 periods. This increase in revenues is attributable to higher fee income associated with the growing block of variable life insurance. Fee income increased $17, or 21%, and $40, or 27%, for the respective second quarter and six month periods, as variable life account values increased $827, or 41%, and variable life insurance in force increased $9.1 billion, or 47%, from June 30, 1999.

Excluding the recapture described above, expenses increased $14, or 14%, and $33, or 17%, for the second quarter and six months ended June 30, 2000, respectively, as compared to the equivalent 1999 periods. The increase in expenses for the second quarter was principally due to a $7, or 15%, increase in benefits, claims and claim adjustment expenses related to the growing block of business. The increase in expenses for the six month period was primarily due to a $15, or 33%, increase in amortization of deferred policy acquisition costs which was also associated with the growth in this segment's variable life business. Excluding the recapture described above, net income increased $1, or 7%, and $4, or 12%, for the respective periods, primarily due to the higher fee income previously discussed, and favorable mortality experience as death benefits through six months remained level with 1999, while life insurance in force increased 12%.


CORPORATE OWNED LIFE INSURANCE (COLI)

                                                      SECOND QUARTER          SIX MONTHS
                                                           ENDED                ENDED
                                                         JUNE 30,              JUNE 30,
                                                      ---------------    --------------------
                                                      2000      1999      2000       1999
---------------------------------------------------------------------------------------------
Revenues                                              $ 169     $ 215     $ 334     $ 439
Expenses                                                161       208       318       426
--------------------------------------------------------------------------------------------
   NET INCOME                                         $   8     $   7     $  16     $  13
=============================================================================================

COLI revenues decreased $46, or 21%, and $105, or 24%, for the second quarter and six months ended June 30, 2000, respectively, as compared to the equivalent prior year periods. Net investment income decreased $21, or 20%, and $55, or 24%, for the respective second quarter and six month periods primarily due to the leveraged COLI block of business, as related account values decreased $1.2 billion, or 20%, as result of the downsizing caused by the Health Insurance Portability and Accountability Act of 1996. Revenues also decreased due to lower sales in 2000 as compared to 1999.

Expenses decreased $47, or 23%, and $108, or 25%, for the second quarter and six months ended June 30, 2000, respectively, as compared to the equivalent prior year periods due to the factors described above. Net income increased $1, or 14%, and $3, or 23%, for the respective second quarter and six month periods. These increases were primarily attributable to the variable COLI business where account values increased $1.1 billion, or 9%, as well as increased earnings associated with a block of leveraged COLI business recaptured (MBL Recapture) in 1998. (For a discussion of the MBL Recapture, see the Capital Resources and Liquidity section in Hartford Life Insurance Company's 1999 Form 10-K Annual Report.)


REGULATORY MATTERS AND CONTINGENCIES

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



                                 HARTFORD LIFE INSURANCE COMPANY




                                 /s/  Mary Jane B. Fortin
                                 ----------------------------------
                                 Mary Jane B. Fortin
                                 Vice President and Chief
                                 Accounting Officer





AUGUST 11, 2000

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                    FORM 10-Q
                                 EXHIBITS INDEX




     EXHIBIT #                              DESCRIPTION
     ---------                              -----------
       27       Financial Data Schedule is filed herewith.