Form 10-Q
period 2000-09-30
HARTFORD LIFE INSURANCE CO
filed 2000-11-14
CIK 45947

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

As of November 13, 2000 there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant, all of which were directly owned by Hartford Life and Accident Insurance Company.

The registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                                      INDEX


                                                                        PAGE
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Consolidated Statements of Income - Third Quarter and
Nine Months Ended September 30, 2000 and 1999                             3

Consolidated Balance Sheets - September 30, 2000 and
December 31, 1999                                                         4

Consolidated Statements of Changes in Stockholder's Equity -
Nine Months Ended September 30, 2000 and 1999                             5

Consolidated Statements of Cash Flows - Nine Months Ended
September 30, 2000 and 1999                                               6

Notes to Consolidated Financial Statements                                7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                       9


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                               12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                12

Signature                                                                13

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                    THIRD QUARTER    NINE MONTHS
                                                        ENDED           ENDED
                                                    SEPTEMBER 30,   SEPTEMBER 30,
                                                    -------------------------------
(In millions) (Unaudited)                           2000     1999    2000    1999
-----------------------------------------------------------------------------------
REVENUES
Premiums and other considerations                   $588     $513   $1,653   $1,517
Net investment income                                338      333      979    1,019
Net realized capital gains (losses)                   (7)      --      (44)       1
-----------------------------------------------------------------------------------
    TOTAL REVENUES                                   919      846    2,588    2,537
    -------------------------------------------------------------------------------


BENEFITS, CLAIMS AND EXPENSES
Benefits, claims and claim adjustment expenses       372      379    1,086    1,195
Amortization of deferred policy acquisition costs    163      141      462      396
Dividends to policyholders                             7       70       53       97
Other expenses                                       188      105      456      432
-----------------------------------------------------------------------------------
    TOTAL BENEFITS, CLAIMS AND EXPENSES              730      695    2,057    2,120
    -------------------------------------------------------------------------------


    INCOME BEFORE INCOME TAX EXPENSE                 189      151      531      417
Income tax expense                                    60       51      144      144
-----------------------------------------------------------------------------------

    NET INCOME                                      $129     $100   $  387   $  273
===================================================================================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                       SEPTEMBER 30,      DECEMBER
(In millions, except for share data)                                       2000           31, 1999
-----------------------------------------------------------------------------------------------------
                                                                       (Unaudited)
ASSETS
   Investments
   Fixed maturities, available for sale, at fair value
     (amortized cost of $13,851 and $13,923)                           $  13,599         $  13,499
   Equity securities, at fair value                                           51                56
   Policy loans, at outstanding balance                                    3,561             4,187
   Other investments                                                         727               342
-----------------------------------------------------------------------------------------------------
    Total investments                                                     17,938            18,084
   Cash                                                                       95                55
   Premiums receivable and agents' balances                                   23                29
   Reinsurance recoverables                                                1,267             1,274
   Deferred policy acquisition costs                                       4,242             4,013
   Deferred income tax                                                       462               459
   Other assets                                                              555               654
   Separate account assets                                               118,333           110,397
-----------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                      $ 142,915         $ 134,965
     ================================================================================================

LIABILITIES
   Future policy benefits                                              $   4,643         $   4,332
   Other policyholder funds                                               14,796            16,004
   Other liabilities                                                       2,223             1,613
   Separate account liabilities                                          118,333           110,397
-----------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                                   139,995           132,346
     ================================================================================================

STOCKHOLDER'S EQUITY
   Common stock - 1,000 shares authorized, issued and
     outstanding, par value $5,690                                             6                 6
   Capital surplus                                                         1,045             1,045
   Accumulated other comprehensive loss
           Net unrealized capital losses on securities, net of tax          (156)             (255)
                                                                       ------------------------------
       Total accumulated other comprehensive loss                           (156)             (255)
                                                                       ------------------------------
   Retained earnings                                                       2,025             1,823
-----------------------------------------------------------------------------------------------------
     TOTAL STOCKHOLDER'S EQUITY                                            2,920             2,619
     ================================================================================================
         TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                    $ 142,915         $ 134,965
         ============================================================================================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY



NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                                                         ACCUMULATED
                                                                                            OTHER
                                                                                        COMPREHENSIVE
                                                                                        INCOME (LOSS)
                                                                                        -------------
                                                                                             NET
                                                                                          UNREALIZED
                                                                                         CAPITAL GAINS
                                                                                          (LOSSES) ON                    TOTAL
                                                                   COMMON    CAPITAL      SECURITIES,    RETAINED    STOCKHOLDER'S
 (In millions) (Unaudited)                                         STOCK     SURPLUS      NET OF TAX     EARNINGS       EQUITY
----------------------------------------------------------------------------------------------------------------------------------
 Balance, December 31, 1999                                        $    6    $ 1,045      $   (255)      $  1,823      $  2,619
 Comprehensive income (loss)
 Net income                                                                                                   387           387
                                                                                                                       -----------
 Other comprehensive income (loss), net of tax
    Net unrealized capital gains (losses) on securities (1)                                     99                           99
                                                                                                                       -----------
 Total other comprehensive income (loss)                                                                                     99
                                                                                                                       -----------
    Total comprehensive income (loss)                                                                                       486
                                                                                                                       -----------
 Dividends paid to parent                                                                                    (185)         (185)
==================================================================================================================================
   BALANCE, SEPTEMBER 30, 2000                                     $    6    $ 1,045      $   (156)      $  2,025      $  2,920
==================================================================================================================================


NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                                                         ACCUMULATED
                                                                                            OTHER
                                                                                        COMPREHENSIVE
                                                                                        INCOME (LOSS)
                                                                                        -------------
                                                                                             NET
                                                                                          UNREALIZED
                                                                                         CAPITAL GAINS
                                                                                          (LOSSES) ON                    TOTAL
                                                                   COMMON    CAPITAL      SECURITIES,    RETAINED    STOCKHOLDER'S
 (In millions) (Unaudited)                                         STOCK     SURPLUS      NET OF TAX     EARNINGS       EQUITY
----------------------------------------------------------------------------------------------------------------------------------
 Balance, December 31, 1998                                        $    6    $ 1,045       $    184       $ 1,462    $   2,697
 Comprehensive income (loss)
 Net income                                                                                                   273          273
                                                                                                                       -----------
 Other comprehensive income (loss), net of tax
    Net unrealized capital gains (losses) on securities (1)                                    (353)                      (353)
                                                                                                                       -----------
 Total other comprehensive income (loss)                                                                                  (353)
                                                                                                                       -----------
    Total comprehensive income (loss)                                                                                      (80)
----------------------------------------------------------------------------------------------------------------------------------
   BALANCE, SEPTEMBER 30, 1999                                     $    6    $ 1,045       $   (169)      $ 1,735    $   2,617
==================================================================================================================================

(1) Net unrealized capital gains (losses) on securities are reflected net of tax provision (benefit) of $53 and $(190) for the nine months ended September 30, 2000 and 1999, respectively. There were reclassification adjustments for after-tax gains (losses) realized in net income of $(29) and $1 for the nine months ended September 30, 2000 and 1999, respectively.


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  NINE MONTHS
                                                                               ENDED SEPTEMBER 30,
                                                                             ----------------------
(In millions) (Unaudited)                                                       2000       1999
---------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                                 $    387    $    273
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES
  Depreciation and amortization                                                   (20)         (8)
  Net realized capital losses (gains)                                              44          (1)
  Decrease (increase) in premiums receivable and agents' balances                   6         (15)
  Increase (decrease) in other liabilities                                        169         (97)
  Change in receivables, payables and accruals                                     40         142
  Increase (decrease) in accrued tax                                              262        (200)
  (Increase) decrease in deferred income tax                                      (56)        164
  Increase in deferred policy acquisition costs                                  (229)       (258)
  Increase in future policy benefits                                              311         438
  Decrease (increase) in reinsurance recoverables                                  27        (162)
  Other, net                                                                       79        (100)
===================================================================================================
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                   1,020         176
===================================================================================================
INVESTING ACTIVITIES
  Purchases of investments                                                     (4,134)     (5,132)
  Sales of investments                                                          3,458       6,434
  Maturities and principal paydowns of fixed maturity investments               1,117       1,338
  Purchase of affiliates and other                                                  2          --
===================================================================================================
    NET CASH PROVIDED BY INVESTING ACTIVITIES                                     443       2,640
===================================================================================================
FINANCING ACTIVITIES
  Dividends paid to parent                                                       (185)         --
  Net disbursements for investment and universal life-type
     contracts charged against  policyholder accounts                          (1,238)     (2,798)
---------------------------------------------------------------------------------------------------
    NET CASH USED FOR FINANCING ACTIVITIES                                     (1,423)     (2,798)
===================================================================================================
  Net increase in cash                                                             40          18
  Cash - beginning of period                                                       55          17
---------------------------------------------------------------------------------------------------
    CASH - END OF PERIOD                                                     $     95    $     35
===================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
NET CASH PAID DURING THE PERIOD FOR
Income taxes                                                                 $     34    $    111


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

(b)   NEW ACCOUNTING STANDARDS

In October 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of SFAS No. 125". SFAS No. 140 carries forward most of SFAS No. 125's provisions without amendment. However, it revises criteria for accounting for certain transfers of financial assets and the reporting and disclosure requirements for collateral arrangements. SFAS No. 140's disclosure requirements must be applied for fiscal years ending after December 15, 2000. The other provisions of SFAS No. 140 apply prospectively to transactions and commitments occurring after March 31, 2001. Implementation of the accounting provisions of SFAS No. 140 is not expected to have a material impact on the Company's financial condition or results of operations.

In July 2000, the Emerging Issues Task Force (EITF) reached consensus on Issue No. 99-20, "Recognition of Interest Income and Impairment on Certain Investments". This pronouncement requires investors in certain asset-backed securities to record changes in their estimated yield on a prospective basis and to evaluate these securities for an other-than-temporary decline in value. This consensus is effective for financial statements with fiscal quarters beginning after December 15, 2000. While the Company is currently in the process of quantifying the impact of EITF No. 99-20, the consensus provisions are not expected to have a material impact on the Company's financial condition or results of operations.

In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amended SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 established accounting and reporting requirements for derivative instruments, including certain derivative instruments embedded in other contracts. SFAS No. 133 requires, among other things, that all derivatives be carried on the balance sheet at fair value. SFAS No. 133 also specifies hedge accounting criteria under which a derivative can qualify for special accounting. SFAS No. 138 amended SFAS No. 133 so that for interest rate hedges, a company may designate as the hedged risk, the risk of changes only in a benchmark interest rate. Also, credit risk is newly defined as the company-specific spread over the benchmark interest rate and may be hedged separately from, or in combination with, the benchmark interest rate. Initial application of SFAS No. 133, as amended, for Hartford Life Insurance Company will begin January 1, 2001. Implementation of SFAS No. 133, as amended, is not expected to have a material impact on the Company's financial condition or results of operations. However, the FASB's Derivative Implementation Group continues to deliberate on multiple issues, the resolution of which could have a significant impact on the Company's expectations.

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

During the second quarter of 2000, Hartford Life, Inc. reached a settlement with the Internal Revenue Service with respect to certain tax matters for the 1993-1995 years. This settlement resulted in a $24 tax benefit being recorded in Hartford Life Insurance Company's second quarter results of operations.

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


                         Investment  Individual
SEPTEMBER 30, 2000       Products      Life       COLI     Other        Total
-------------------------------------------------------------------------------
THIRD QUARTER ENDED
Total revenues           $     522    $  141      $ 238   $   18      $  919
Net income                      86        19          9       15         129
-------------------------------------------------------------------------------
NINE MONTHS ENDED
Total revenues           $   1,548    $  405      $ 572   $   63      $2,588
Net income                     262        53         25       47         387
-------------------------------------------------------------------------------

                         Investment  Individual
SEPTEMBER 30, 1999       Products      Life       COLI     Other        Total
-------------------------------------------------------------------------------
THIRD QUARTER ENDED
Total revenues           $     468    $  148      $ 220   $   10      $  846
Net income                      69        19          7        5         100
-------------------------------------------------------------------------------
NINE MONTHS ENDED
Total revenues           $   1,403    $  421      $ 659   $   54      $2,537
Net income (loss)              228        51         20      (26)        273
-------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in millions, unless otherwise stated)

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the financial condition of Hartford Life Insurance Company and subsidiaries ("Hartford Life Insurance Company" or the "Company") as of September 30, 2000, compared with December 31, 1999, and its results of operations for the third quarter and nine months ended September 30, 2000 compared with the equivalent periods in 1999. This discussion should be read in conjunction with the MD&A included in the Company's 1999 Form 10-K Annual Report.

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

INDEX

Consolidated Results of Operations           9
Investment Products                         10
Individual Life                             10

Corporate Owned Life Insurance (COLI)       11
Regulatory Matters and Contingencies        11
Accounting Standards                        12

CONSOLIDATED RESULTS OF OPERATIONS


OPERATING SUMMARY                  THIRD QUARTER ENDED        NINE MONTHS ENDED
                                      SEPTEMBER 30,             SEPTEMBER 30,
                                   ---------------------------------------------
                                    2000      1999             2000       1999
--------------------------------------------------------------------------------
Revenues                           $  919    $  846           $ 2,588   $ 2,537
Expenses                              790       746             2,201     2,264
--------------------------------------------------------------------------------
   NET INCOME                      $  129    $  100           $   387   $   273
================================================================================

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

Revenues increased $73, or 9%, and $51, or 2%, for the third quarter and nine months ended September 30, 2000, respectively, as compared to the equivalent 1999 periods. The increases in revenues were primarily attributable to growth in the Investment Products segment which was, for the most part, due to higher fee income related to the individual annuity operation which is directly attributable to increased assets under management. Additionally, for the third quarter the COLI segment's revenues increased primarily due to fees generated from strong sales. Partially offsetting the growth in the nine month period was a decline in the COLI segment's revenues primarily due to the declining block of leveraged COLI business.

Expenses increased $44, or 6%, for the third quarter, while expenses for the nine month period decreased $63, or 3%, as compared to the equivalent prior year periods due to the factors described above.

Net income increased $29, or 29%, and $114, or 42%, for the third quarter and nine months ended September 30, 2000, respectively, as compared to the equivalent 1999 periods primarily driven by increases in net income across each of the Company's reportable segments for the nine months. The Company also reported a benefit related to the settlement of certain federal tax matters of $24 for the second quarter of 2000 (see Note 2 (b) of Notes to Consolidated Financial Statements). This benefit, along with an $8 benefit related to state income taxes in the first quarter of 2000, resulted in $32 of tax benefits for the nine months ended September 30, 2000. Partially offsetting the increase for the nine month period, the Company realized $29 of net realized capital losses, primarily as a result of portfolio re-balancing. Excluding the tax items and the net realized capital losses, net income increased $111, or 41%, for the nine months ended September 30, 2000.

SEGMENT RESULTS

Below is a summary of net income (loss) by segment.

                                        THIRD QUARTER ENDED    NINE MONTHS ENDED
                                           SEPTEMBER 30,         SEPTEMBER 30,
                                        ----------------------------------------
                                         2000         1999      2000      1999
--------------------------------------------------------------------------------
Investment Products                     $   86       $   69    $  262    $  228
Individual Life                             19           19        53        51
Corporate Owned Life Insurance (COLI)        9            7        25        20
Other                                       15            5        47       (26)
--------------------------------------------------------------------------------
    NET INCOME                          $  129       $  100    $  387    $  273
================================================================================

The sections that follow analyze each segment's results.

INVESTMENT PRODUCTS

                                        THIRD QUARTER ENDED   NINE MONTHS ENDED
                                           SEPTEMBER 30,        SEPTEMBER 30,
                                        ---------------------------------------
                                          2000         1999     2000      1999
-------------------------------------------------------------------------------
Revenues                                $  522       $  468   $ 1,548  $ 1,403
Expenses                                   436          399     1,286    1,175
-------------------------------------------------------------------------------
   NET INCOME                           $   86       $   69   $   262  $   228
===============================================================================

Revenues in the Investment Products segment increased $54, or 12%, and $145, or 10%, for the third quarter and nine months ended September 30, 2000, respectively, as compared to the equivalent 1999 periods, primarily due to higher fee income in the individual annuity operation. Fee income generated by individual annuities increased $58, or 22%, and $149, or 19%, for the respective third quarter and nine month periods, as related account values grew $14.7 billion, or 19%, from September 30, 1999. This substantial growth was mostly due to strong individual annuity sales (including $8.5 billion for the first nine months of 2000) and equity market appreciation.

Due to the continued growth in this segment, particularly the individual annuity operation, expenses increased $37, or 9%, or $111, or 9%, for the third quarter and nine months ended September 30, 2000, respectively, as compared to the equivalent 1999 periods. These increases were primarily driven by amortization of deferred policy acquisition costs, which grew $24, or 23%, and $61, or 20%, for the respective third quarter and nine month periods and other expenses which increased $9, or 10%, and $43, or 17%, over the respective prior year levels. The segment's operating expenses as a percentage of average assets under management declined slightly for the third quarter and nine months ended versus the respective prior year periods.

Net income increased $17, or 25%, and $34, or 15%, for the third quarter and nine months ended September 30, 2000, respectively, as compared to the equivalent 1999 periods, primarily due to the growth in revenues associated with the increase in assets under management across the entire segment. Additionally, the Investment Products segment continued to maintain its profit margins related to its primary businesses thus contributing to the segment's earnings growth.


INDIVIDUAL LIFE

                                       THIRD QUARTER ENDED    NINE MONTHS ENDED
                                          SEPTEMBER 30,         SEPTEMBER 30,
                                       ----------------------------------------
                                        2000         1999      2000       1999
-------------------------------------------------------------------------------
Revenues                               $  141       $  148    $  405     $  421
Expenses                                  122          129       352        370
-------------------------------------------------------------------------------
   NET INCOME                          $   19       $   19    $   53     $   51
===============================================================================

The slight decrease in revenues and expenses in the Individual Life segment is primarily due to HLA's December 1, 1999 recapture of an in force block of individual life insurance previously ceded to the Company. (For a discussion of the recapture, see Note 9 of Notes to Consolidated Financial Statements in Hartford Life Insurance Company's 1999 Form 10-K Annual Report.)

Excluding the recapture described above, revenues in the Individual Life segment increased $16, or 13%, and $53, or 15%, for the third quarter and nine months ended September 30, 2000, respectively, as compared to the equivalent 1999 periods. This increase in revenues is attributable to higher fee income associated with the growing block of variable life insurance. Fee income increased $13, or 15%, and $53, or 22%, for the respective third quarter and nine month periods, as variable life account values increased $918, or 44%, and variable life insurance in force increased $9.7 billion, or 46%, from September 30, 1999.

Excluding the recapture described above, expenses increased $14, or 13%, and $47, or 15%, for the third quarter and nine months ended September 30, 2000, respectively, as compared to the equivalent 1999 periods. The increases in expenses were primarily due to a $4, or 9%, and $12, or 8%, increase in benefits, claims and claim adjustment expenses for the respective third quarter and nine month periods and other expenses which increased $7, or 40%, and $16, or 29%, over the respective prior year levels. These increases were associated with the growth in this segment as indicated above. Additionally, for the nine month period, amortization of deferred policy acquisition costs increased $15, or 19%, primarily associated with the growth in this segment's variable business. Excluding the recapture described above, net income increased $2, or 12%, and $6, or 13%, for the respective periods, primarily due to the higher fee income as year-to-date mortality was essentially in line with prior year.


CORPORATE OWNED LIFE INSURANCE (COLI)

                                        THIRD QUARTER ENDED    NINE MONTHS ENDED
                                           SEPTEMBER 30,         SEPTEMBER 30,
                                        ----------------------------------------
                                          2000       1999        2000     1999
--------------------------------------------------------------------------------
Revenues                                $    238   $    220    $    572  $  659
Expenses                                     229        213         547     639
--------------------------------------------------------------------------------
   NET INCOME                           $      9   $      7    $     25  $   20
================================================================================

COLI revenues increased $18, or 8%, for the third quarter ended September 30, 2000, from the respective prior year period, while for the nine month period, revenues decreased $87, or 13%. The revenue increase in the third quarter was primarily due to an increase in fee income of $22, or 19%, associated with strong sales of $2.5 billion in the third quarter 2000.

For the nine month period, revenues decreased primarily due to a decline in net investment income of $59, or 18%. This decline was primarily due to the leveraged COLI block of business, as related account values decreased $786, or 14%, as a result of the downsizing caused by the Health Insurance Portability and Accountability Act of 1996.

Expenses increased $16, or 8%, for the third quarter, while expenses for the nine month period decreased $92, or 14%, respectively, as compared to the equivalent prior year periods due to the factors described above.

Net income increased $2, or 29%, and $5, or 25%, for the third quarter and nine months ended September 30, 2000, respectively, as compared to the equivalent prior year periods. The increase was primarily attributable to the variable COLI business where account values increased $3.5 billion, or 29%, as well as increased earnings associated with a block of leveraged COLI business recaptured in 1998. (For a discussion of the MBL Recapture, see the Capital Resources and Liquidity section in Hartford Life Insurance Company's 1999 Form 10-K Annual Report.)


REGULATORY MATTERS AND CONTINGENCIES

NAIC PROPOSALS

The NAIC adopted the Codification of Statutory Accounting Principles (SAP) in March 1998. The effective date for the statutory accounting guidance is January 1, 2001. Hartford Life Insurance Company and its subsidiaries' domiciliary state has adopted the SAP and the Company will make the necessary changes required for implementation. The Company has not yet determined the impact that the SAP will have on the statutory financial statements of Hartford Life Insurance Company and its subsidiaries.

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



                                   HARTFORD LIFE INSURANCE COMPANY

                                   /s/  Mary Jane B. Fortin
                                   --------------------------------------------
                                   Mary Jane B. Fortin
                                   Vice President and Chief Accounting Officer


NOVEMBER 13, 2000

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                    FORM 10-Q
                                 EXHIBITS INDEX

     EXHIBIT #                     DESCRIPTION

       27               Financial Data Schedule is filed herewith.