Form 10-K
period 2000-12-31
HARTFORD LIFE INSURANCE CO
filed 2001-03-29
CIK 45947

                                    FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

        For the fiscal year ended December 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

As of March 28, 2001, there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant, all of which were directly owned by Hartford Life and Accident Insurance Company.

The registrant meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES





                                    CONTENTS



              ITEM    DESCRIPTION                                                                           PAGE
PART I          1     Business of Hartford Life Insurance Company*                                            3
                2     Properties*                                                                             9
                3     Legal Proceedings                                                                       9
                4     **

PART II         5     Market for Hartford Life Insurance Company's Common Stock and
                      Related Stockholder Matters                                                            10
                6     **
                7     Management's Discussion and Analysis of Financial Condition and
                      Results of Operations*                                                                 11
               7A     Quantitative and Qualitative Disclosures About Market Risk                             26
                8     Financial Statements and Supplementary Data                                            26
                9     Changes in and Disagreements with Accountants on Accounting
                      and Financial Disclosure                                                               26

PART III       10     **
               11     **
               12     **
               13     **

PART IV        14     Exhibits, Financial Statements, Schedules and Reports on Form 8-K                      26
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





* Item prepared in accordance with General Instruction I(2) of Form 10-K ** Item omitted in accordance with General Instruction I(2) of Form 10-K

PART I

ITEM 1.  BUSINESS OF HARTFORD LIFE INSURANCE COMPANY

(Dollar amounts in millions, unless otherwise stated)

GENERAL

Hartford Life Insurance Company and its subsidiaries ("Hartford Life Insurance Company" or the "Company"), is a direct subsidiary of Hartford Life and Accident Insurance Company ("HLA"), a wholly-owned subsidiary of Hartford Life, Inc. ("Hartford Life"). The Company, together with HLA, provides (i) investment products, including variable annuities, fixed market value adjusted (MVA) annuities, mutual funds, retirement plan services for the savings and retirement needs of over 1.5 million customers, (ii) individual life insurance for income protection and estate planning to approximately 500,000 customers, (iii) group benefits products such as group life and group disability insurance for the benefit of millions of individuals that is directly written by the Company and is substantially ceded to its parent, HLA, and (iv) corporate owned life insurance. According to the latest publicly available data, with respect to the United States, the Company, along with its parent, is the largest writer of individual variable annuities based on sales for the year ended December 31, 2000 and the third largest writer of group disability insurance based on premiums written for the nine months ended September 30, 2000. The Company's strong position in each of its core businesses provides an opportunity to increase the sale of Hartford Life Insurance Company's products and services as individuals increasingly save and plan for retirement, protect themselves and their families against disability or death and engage in estate planning. The Company, along with its parent, is the third largest consolidated life insurance group based on statutory assets as of December 31, 1999.

Hartford Life strives to maintain and enhance its position as a market leader within the financial services industry. The Company has pursued a strategy of developing and selling diverse and innovative products through multiple distribution channels, continuously developing and expanding those distribution channels, achieving cost efficiencies through economies of scale and improved technology, maintaining effective risk management and prudent underwriting techniques and capitalizing on its brand name and customer recognition of The Hartford Stag Logo, one of the most recognized symbols in the financial services industry. In the past year, the Company's total assets increased 3% to $138.8 billion at December 31, 2000. In addition, the Company generated $3.4 billion in revenues and $487 in net income in 2000.

ORGANIZATION

Hartford Life Insurance Company, a Connecticut corporation, was organized in 1902. The Company's indirect parent, Hartford Life, was formed in December 1996 as a direct subsidiary of Hartford Accident and Indemnity Company (HA&I) and is an indirect subsidiary of The Hartford Financial Services Group, Inc. ("The Hartford"). Pursuant to an initial public offering (the "IPO") on May 22, 1997, Hartford Life sold to the public 26 million shares of Class A Common Stock and became a publicly traded company. The 26 million shares sold in the IPO represented approximately 18.6% of the equity ownership in Hartford Life. On June 27, 2000, The Hartford acquired all of the outstanding common shares of Hartford Life not already owned by The Hartford (The Hartford Acquisition). As a result of The Hartford Acquisition, Hartford Life again became a wholly-owned subsidiary of The Hartford. Additional information regarding the organization of the business may be found in Note 1 of Notes to Consolidated Financial Statements.

On January 25, 2001, The Hartford, through Hartford Life, agreed to acquire the U.S. individual life insurance and annuity businesses of Fortis, Inc. (operating as Fortis Financial Group and referred to as "Fortis") for $1.12 billion in cash. Hartford Life will effect the acquisition through several reinsurance agreements with subsidiaries of Fortis and the purchase of 100% of the stock of Fortis Advisors, Inc. and Fortis Investors, Inc., wholly-owned subsidiaries of Fortis. The Fortis transaction, which is subject to insurance regulatory approval and other customary conditions, is expected to be completed in the second quarter of 2001. The acquisition will be accounted for as a purchase transaction. (For additional information, see the Capital Resources and Liquidity section of the MD&A under "Subsequent Event".)

DISTRIBUTION

Hartford Life Insurance Company utilizes a multiple channel distribution network which provides a distinct competitive advantage in selling products and services to a broad cross-section of customers throughout varying economic and market cycles. In particular, the Company has developed an extensive network of banks and broker-dealers, which is one of the largest in the industry, including over 1,500 national, regional and independent broker-dealers and approximately 500 banks. Consistent with this strategy, in 1998, the Company's parent, HLA, purchased all the outstanding shares of PLANCO Financial Services, Inc. and its affiliate, PLANCO, Incorporated (collectively, "PLANCO"), the nation's largest wholesaler of individual annuities and the Company's primary wholesale distributor of its Director(R) variable annuity, thus securing an important distribution channel. In connection with the previously mentioned acquisition of Fortis, Hartford Life Insurance Company, along with its parent, will broaden its reach in the emerging affluent market with the addition of a retail broker-dealer distribution channel consisting of approximately 3,000 registered representatives. In addition, the Company continues to expand its opportunity to sell through financial institutions. As of September 30, 2000, the Company, together with HLA, was selling products through 24 of the nation's 25 largest retail banks, including proprietary relationships with 10 of the top 25. The Company's broad distribution network has enabled the Company to introduce new products and services in an effective manner and allows the Company significant opportunity to access its customer base. Hartford Life Insurance Company sells variable annuities, fixed MVA annuities, variable life insurance and retirement plan services through its broker-dealer and bank distribution systems.

PRODUCTS

It is Hartford Life's belief that, as Americans journey through life, they have specific needs related to building and preserving their financial resources. The Company's goal is to be the "official supplier" of that journey -- the preferred source of financial solutions for both individuals and employers, as well as the financial professionals who serve them. To achieve this goal, Hartford Life Insurance Company has focused its efforts on offering products that provide mechanisms for retirement (e.g. annuities) and protecting and preserving income and wealth (e.g. individual life, group life and group disability). To ensure that it is able to meet the emerging opportunities that will arise for individuals pursuing their dreams in the new millennium, the Company expects to continue to expend significant resources and development efforts in creating innovative new products and services.


CUSTOMER SERVICE, TECHNOLOGY AND ECONOMIES OF SCALE

Hartford Life Insurance Company maintains advantageous economies of scale and operating efficiencies due to its continued growth, attention to expense and claims management and commitment to customer service and technology. These advantages allow the Company to competitively price its products for its distribution network and policyholders. The Company continues to achieve operating efficiencies in its Investment Products business. Operating expenses associated with the Company's individual annuity products as a percentage of total individual annuity account values reduced by more than half, declining from 43 basis points in 1992 to 21 basis points in 1999 and 2000. In addition, the Company utilizes computer technology to enhance communications within the Company and throughout its distribution network in order to improve the Company's efficiency in marketing, selling and servicing its products and, as a result, provides high-quality customer service. In recognition of excellence in customer service for variable annuities, Hartford Life Insurance Company, along with its parent, was awarded the 2000 Annuity Service Award by DALBAR Inc., a recognized independent financial services research organization, for the fifth consecutive year. Hartford Life Insurance Company, along with its parent, is the only company to receive this prestigious award in every year of the award's existence.

RISK MANAGEMENT

Hartford Life Insurance Company's product designs, prudent underwriting standards and risk management techniques protect it against disintermediation risk and greater than expected mortality and morbidity experience. As of December 31, 2000, the Company had limited exposure to disintermediation risk on approximately 98% of its domestic life insurance and annuity liabilities through the use of non-guaranteed separate accounts, MVA features, policy loans, surrender charges and non-surrenderability provisions. The Company effectively utilizes prudent underwriting to select and price insurance risks and regularly monitors mortality and morbidity assumptions to determine if experience remains consistent with these assumptions and to ensure that its product pricing remains appropriate. The Company also enforces disciplined claims management to protect itself against greater than expected morbidity experience.

BRAND NAME AND FINANCIAL STRENGTH

The Hartford Stag Logo is one of the most recognized symbols in the insurance and financial services industry. This brand recognition, coupled with a strong balance sheet and sound ratings, has enabled the Company to establish the reputation and financial strength necessary to maintain distribution relationships, make strategic acquisitions and enhance important alliances and generate new customer sales. Pursuant to a Master Intercompany Agreement with The Hartford, Hartford Life has been granted a perpetual non-exclusive license to use the Stag Logo in connection with the sale of Hartford Life Insurance Company's products and services. However, in the event that The Hartford reduces its beneficial ownership below 50% of the combined voting power of Hartford Life's then outstanding securities, the license may be revoked upon the later of the fifth anniversary of the date of consummation of Hartford Life's IPO of its Class A Common Stock or one year after receipt by the Company of written notice of The Hartford's intention to revoke the license.

REPORTING SEGMENTS

Hartford Life Insurance Company has the following reportable operating segments:
Investment Products, Individual Life and Corporate Owned Life Insurance (COLI). The Company includes in "Other" corporate items not directly allocable to any of its reportable segments, as well as certain group benefits, including group life and group disability insurance that is directly written by the Company and is substantially ceded to its parent, HLA. The following is a description of each segment, including a discussion of principal products, methods of distribution and competitive environments. Additional information on Hartford Life Insurance Company's segments may be found in the MD&A and Note 13 of Notes to Consolidated Financial Statements.

INVESTMENT PRODUCTS

The Investment Products segment focuses on the savings and retirement needs of the growing number of individuals who are preparing for retirement or have already retired through the sale of individual fixed and variable annuities, retirement plan services and other investment products. From December 31, 1995 to December 31, 2000, this segment's account values grew to $104.6 billion from $43.9 billion, a five-year compounded annual growth rate of 19%. Investment Products generated revenues of $2.1 billion, $1.9 billion and $1.8 billion in 2000, 1999 and 1998, respectively, of which individual annuities accounted for $1.4 billion, $1.3 billion and $1.1 billion of total Investment Products revenues in 2000, 1999 and 1998, respectively. Net income in the Investment Products segment was $354 in 2000, an 18% increase over 1999.

Hartford Life Insurance Company sells both variable and fixed individual annuity products through a wide distribution network of national and regional broker-dealer organizations, banks and other financial institutions and independent financial advisors. Hartford Life Insurance Company is a market leader in the annuity industry with sales of $10.7 billion, $10.9 and $10.0 billion in 2000, 1999 and 1998, respectively. According to Variable Annuity and Research Data Service (VARDS), the Company was the number one writer of individual variable annuities in the United States for 2000, 1999 and 1998 with sales of $9.0 billion, $10.3 billion and $9.9 billion, respectively. In addition, the Company was the number one seller of individual variable annuities through banks in 2000, 1999 and 1998, according to Kenneth Kehrer Associates (a leading consultant to banks).

The Company's total account value related to individual annuity products was $87.2 billion as of December 31, 2000. Of this total account value, $78.2 billion, or 90%, related to individual variable annuity products and $9.0 billion, or 10%, related primarily to fixed MVA annuity products.

The Company is among the top providers of retirement products and services, including asset management and plan administration, to municipalities pursuant to Section 457 and plans to corporations under Section 401(k) of the Internal Revenue Code of 1986, as amended (referred to as "Section 457" and "Section 401(k)", respectively). The Company also provides structured settlement contracts, terminal funding products and other investment products such as guaranteed investment contracts (GICs).

As previously mentioned, in January 2001, The Hartford, through Hartford Life, agreed to acquire the U.S. annuity businesses of Fortis. This acquisition is expected to solidify the Company's number one position in variable annuities. (For additional information, see the Capital Resources and Liquidity section of the MD&A under "Subsequent Event".)

Principal Products

Individual Variable Annuities -- Hartford Life Insurance Company earns fees, based on the policyholders' account values, for managing variable annuity assets and maintaining policyholder accounts. The Company uses specified portions of the periodic deposits paid by a customer to purchase units in one or more mutual funds as directed by the customer who then assumes the investment performance risks and rewards. As a result, variable annuities permit policyholders to choose aggressive or conservative investment strategies, as they deem appropriate, without affecting the composition and quality of assets in the Company's general account. These products offer the policyholder a variety of equity and fixed income options, as well as the ability to earn a guaranteed rate of interest in the general account of the Company. The Company offers an enhanced guaranteed rate of interest for a specified period of time (no longer than twelve months) if the policyholder elects to dollar-cost average funds from the Company's general account into one or more non-guaranteed separate accounts. Due to this enhanced rate and the volatility experienced in the overall equity markets, this option continues to be popular with policyholders. Policyholders may make deposits of varying amounts at regular or irregular intervals and the value of these assets fluctuates in accordance with the investment performance of the funds selected by the policyholder. To encourage persistency, many of the Company's individual variable annuities are subject to withdrawal restrictions and surrender charges ranging initially from 6% to 8% of the contract's initial deposit less withdrawals which reduce to zero on a sliding scale, usually within seven policy years. Volatility experienced by the equity markets in 2000, 1999 and 1998 did not cause a significant increase in variable annuity surrenders, demonstrating that policyholders are generally aware of the long-term nature of these products. Individual variable annuity account values of $78.2 billion as of December 31, 2000, has grown significantly from $13.1 billion as of December 31, 1994 due to strong net cash flow, the result of a high level of sales, low levels of surrenders and equity market appreciation. Approximately 96% and 95% of the individual variable annuity account values were held in non-guaranteed separate accounts as of December 31, 2000 and 1999, respectively.

The assets underlying the Company's variable annuities are managed both internally and by outside money managers, while the Company provides all policy administration services. The Company utilizes a select group of money managers, such as Wellington

Management Company, LLP (Wellington), Putnam Financial Services, Inc. (Putnam), American Funds, MFS Investment Management (MFS), Franklin Templeton Group and Morgan Stanley Dean Witter InterCapital, Inc. All have an interest in the continued growth in sales of the Company's products and greatly enhance the marketability of the Company's annuities and the strength of its product offerings. Two of the industry's top twenty leading variable annuities, (based on sales for the year ended 2000) The Director(R) and Putnam Hartford Capital Manager Variable Annuity, are sponsored by Hartford Life and are managed in part by Wellington and Putnam, respectively. The Hartford Leaders, a multi-manager variable annuity introduced in July 1999, combines the product manufacturing, wholesaling and service capabilities of Hartford Life with the investment management expertise of three of the nation's most successful investment management organizations, American Funds, Franklin Templeton Group and MFS. The Hartford Leaders has proved to be a strong product from inception and is poised to join The Director(R) and Putnam Hartford Capital Manager Variable Annuity as an industry leader.

Fixed MVA Annuities -- Fixed MVA annuities are fixed rate annuity contracts which guarantee a specific sum of money to be paid in the future, either as a lump sum or as monthly income. In the event that a policyholder surrenders a policy prior to the end of the guarantee period, the MVA feature increases or decreases the cash surrender value of the annuity in respect of any interest rate decreases or increases, respectively, thereby protecting the Company from losses due to higher interest rates at the time of surrender. The amount of payment will not fluctuate due to adverse changes in the Company's investment return, mortality experience or expenses. The Company's primary fixed MVA annuities have terms varying from one to ten years with an average term of approximately seven years. Sales of the Company's fixed MVA annuities increased during 2000 as a result of the higher interest rate environment making 2000 the best sales year for this product since 1995. Account values of fixed MVA annuities were $9.0 billion and $8.4 billion as of December 31, 2000 and 1999, respectively.

Corporate -- The Company sells retirement plan products and services to corporations under Section 401(k) plans targeting the small and medium case markets since the Company believes these markets are underpenetrated in comparison to the large case market. As of December 31, 2000, the Company administered over 1,400 Section 401(k) plans.

Governmental -- The Company sells retirement plan products and services to municipalities under Section 457 plans. The Company offers a number of different funds, both fixed income and equity, to the employees in Section 457 plans. Generally, the Company manages the fixed income funds and certain other outside money managers act as advisors to the equity funds offered in Section 457 plans administered by the Company. As of December 31, 2000, the Company administered over 2,000 Section 457 plans.

Institutional Liabilities -- The Company also sells structured settlement contracts which provide for periodic payments to an injured person or survivor for a generally determinable number of years, typically in settlement of a claim under a liability policy in lieu of a lump sum settlement. The Company's structured settlements are sold through The Hartford's property-casualty insurance operations as well as specialty brokers. The Company also markets other annuity contracts for special purposes such as the funding of terminated defined benefit pension plans. In addition, the Company offers GICs and short-term funding agreements.

Marketing and Distribution

The Investment Products distribution network is based on management's strategy of utilizing multiple and competing distribution channels to achieve the broadest distribution to reach target customers. The success of the Company's marketing and distribution system depends on its product offerings, fund performance, successful utilization of wholesaling organizations, quality of customer service, and relationships with national and regional broker-dealer firms, banks and other financial institutions, and independent financial advisors (through which the sale of the Company's individual annuities to customers is consummated).

Hartford Life maintains a distribution network of approximately 1,500 broker-dealers and approximately 500 banks. As of September 30, 2000, the Company was selling products through 24 of the 25 largest retail banks in the United States, including proprietary relationships with 10 of the top 25. The Company periodically negotiates provisions and terms of its relationships with unaffiliated parties, and there can be no assurance that such terms will remain acceptable to the Company or such third parties. In August 1998, Hartford Life completed the purchase of all outstanding shares of PLANCO, a primary wholesaler of the Company's individual annuities. PLANCO is the nation's largest wholesaler of individual annuities and has played a significant role in Hartford Life Insurance Company's growth over the past decade. As a wholesaler, PLANCO distributes Hartford Life Insurance Company's fixed and variable annuities and single premium variable life insurance by providing sales support to registered representatives, financial planners and broker-dealers at brokerage firms and banks across the United States. This acquisition secured an important distribution channel for the Company and gives the Company a wholesale distribution platform which it can expand in terms of both the number of individuals wholesaling its products and the portfolio of products which they wholesale. In addition, the Company uses internal personnel with extensive experience in the Section 457 market, as well as access to the Section 401(k) market, to sell its products and services in the retirement plan market.

Competition

The Investment Products segment competes with numerous other insurance companies as well as certain banks, securities brokerage firms, investment advisors and other financial intermediaries marketing annuities, and other retirement-oriented products. As a result of court decisions and regulatory actions, national banks may become more significant competitors in the future for insurers which sell annuities. The 1999 Gramm-Leach-Bliley Act (the Financial Services Modernization Act), which allows affiliations among banks, insurance companies and securities firms, did not precipitate any significant changes in ownership in 2000. (For additional information, see the Regulatory Matters and Contingencies section of the MD&A.) Product sales are affected by competitive factors such as investment performance ratings, product design, visibility in the marketplace, financial strength ratings, distribution capabilities, levels of charges and credited rates, reputation and customer service.

INDIVIDUAL LIFE

The Individual Life segment sells a variety of products including variable life, universal life, interest sensitive whole life and term life insurance primarily to the high end estate and business planning markets. Together with its parent, Hartford Life Insurance Company's life insurance in force increased 13% to $75.1 billion as of December 31, 2000 from $66.7 billion as of December 31, 1999, while account values grew 8% to $5.8 billion as of December 31, 2000 from $5.4 billion as of December 31, 1999. The Individual Life segment generated revenues of $545, $574 and $543 in 2000, 1999 and 1998, respectively. Net income in the Individual Life segment was $70 in 2000, a 3% increase over 1999.

As previously mentioned, in January 2001, The Hartford, through Hartford Life, agreed to acquire the U.S. individual life insurance business of Fortis. This acquisition will add significant scale to the Company's individual life business, and according to data provided by Tillinghast-Towers Perrin, Hartford Life will move to third largest from fifth largest writer of variable life insurance in the United States based upon new premium sales. It will also broaden the Company's reach in the emerging affluent market with the addition of a retail broker-dealer consisting of approximately 3,000 registered representatives. (For additional information, see the Capital Resources and Liquidity section of the MD&A under "Subsequent Event".)

Principal Products

The trend in the individual life industry has been a shift away from traditional products and fixed universal life insurance towards variable life (including variable universal life) insurance products, in which Hartford Life has been on the leading edge. In 2000, of the Company's new sales of individual life insurance, 89% was variable life and 10% was either universal life or interest sensitive whole life. The Company also sold a small amount of term life insurance.

Variable Life -- Variable life insurance provides a return linked to an underlying investment portfolio and the Company allows policyholders to determine their desired asset mix among a variety of underlying mutual funds. As the return on the investment portfolio increases or decreases, as the case may be, the death benefit or surrender value of the variable life policy may increase or decrease. The Company's single premium variable life product provides a death benefit to the policy beneficiary based on a single premium deposit. The Company's second-to-die products are distinguished from other products in that two lives are insured rather than one, and the policy proceeds are paid upon the death of both insureds. Second-to-die policies are frequently used in estate planning, often to fund estate taxes for a married couple. Together with its parent, Hartford Life Insurance Company's variable life account values were $2.9 billion and $2.6 billion as of December 31, 2000 and 1999, respectively.

Universal Life and Interest Sensitive Whole Life -- Universal life and interest sensitive whole life insurance coverages provide life insurance with adjustable rates of return based on current interest rates. The Company offers both flexible and fixed premium policies and provides policyholders with flexibility in the available coverage, the timing and amount of premium payments and the amount of the death benefit, provided there are sufficient policy funds to cover all policy charges for the coming period. The Company also sells universal life insurance policies with a second-to-die feature similar to that of the variable life insurance product offered. Together with its parent, Hartford Life Insurance Company's universal life and interest sensitive whole life account values were $2.1 billion and $2.0 billion as of December 31, 2000 and 1999, respectively.

Marketing and Distribution

Consistent with the Company's strategy to access multiple distribution outlets, the Individual Life distribution organization has been developed to penetrate a multitude of retail sales channels. These include independent life insurance sales professionals; agents of other companies; national, regional and independent broker-dealers; banks and property and casualty insurance organizations. The primary organization used to wholesale Hartford Life Insurance Company's products to these outlets is a group of highly qualified life insurance professionals with specialized training in sophisticated life insurance sales, particularly as it pertains to estate and business planning. These individuals are generally employees of Hartford Life, who are managed through a regional sales office system. The

Company has grown this organization rapidly the past few years to over 210 individuals and expects to continue to increase the number of wholesalers in the future.

Competition

The Individual Life segment competes with approximately 1,500 life insurance companies in the United States, as well as other financial intermediaries marketing insurance products. Competitive factors related to this segment are primarily the breadth and quality of life insurance products offered, pricing, relationships with third-party distributors and the quality of underwriting and customer service.

CORPORATE OWNED LIFE INSURANCE (COLI)

Hartford Life is a leader in the COLI market, which includes life insurance policies purchased by a company on the lives of its employees, with the company or a trust sponsored by the company named as the beneficiary under the policy. Until the Health Insurance Portability Act of 1996 (HIPA Act of 1996), the Company sold two principal types of COLI, leveraged and variable products. Leveraged COLI is a fixed premium life insurance policy owned by a company or a trust sponsored by a company. The HIPA Act of 1996 phased out the deductibility of interest on policy loans under leveraged COLI at the end of 1998, virtually eliminating all future sales of leveraged COLI. Variable COLI continues to be a product used by employers to fund non-qualified benefits or other postemployment benefit liabilities. Variable COLI account values were $15.9 billion and $12.4 billion as of December 31, 2000 and 1999, respectively.

Leveraged COLI account values decreased to $5.0 billion as of December 31, 2000 from $5.7 billion as of December 31, 1999, primarily due to the HIPA Act of 1996. Although COLI revenues decreased in 2000 to $765 from $830 in 1999, COLI net income increased 25%, to $35 in 2000.

OTHER MATTERS

RESERVES

In accordance with applicable insurance regulations under which Hartford Life Insurance Company operates, the Company establishes and carries as liabilities actuarially determined reserves which are calculated to meet Hartford Life Insurance Company's future obligations. Reserves for life insurance and disability contracts are based on actuarially recognized methods using prescribed morbidity and mortality tables in general use in the United States, which are modified to reflect Hartford Life Insurance Company's actual experience when appropriate. These reserves are computed at amounts that, with additions from estimated premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet Hartford Life Insurance Company's policy obligations at their maturities or in the event of an insured's death. Reserves also include unearned premiums, premium deposits, claims incurred but not reported and claims reported but not yet paid. Reserves for assumed reinsurance are computed in a manner that is comparable to direct insurance reserves. Additional information may be found in the Reserves section of the MD&A.

REGULATION AND PREMIUM RATES

Insurance companies are subject to comprehensive and detailed regulation and supervision throughout the United States. The extent of such regulation varies, but generally has its source in statutes which delegate regulatory, supervisory and administrative powers to state insurance departments. Such powers relate to, among other things, the standards of solvency that must be met and maintained; the licensing of insurers and their agents; the nature of and limitations on investments; premium rates; claim handling and trade practices; restrictions on the size of risks which may be insured under a single policy; deposits of securities for the benefit of policyholders; approval of policy forms; periodic examinations of the affairs of companies; annual and other reports required to be filed on the financial condition of companies or for other purposes; fixing maximum interest rates on life insurance policy loans and minimum rates for accumulation of surrender values; and the adequacy of reserves and other necessary provisions for unearned premiums, unpaid claims and claim adjustment expenses and other liabilities, both reported and unreported.

REINSURANCE

In accordance with normal industry practice, Hartford Life Insurance Company is involved in both the cession and assumption of insurance with other insurance and reinsurance companies. As of December 31, 2000, the maximum amount of life insurance retained on any one life by any one of the Company's operations was approximately $2.5.

INVESTMENT OPERATIONS

The Company's investment operations are managed by its investment strategy group which reports directly to senior management of the Company. Hartford Life Insurance Company's investments have been separated into specific portfolios which support specific classes of product liabilities. The investment strategy group works closely with the product lines to develop investment guidelines, including duration targets, asset allocation and convexity constraints, asset/liability mismatch tolerances and return objectives, to ensure that the product line's individual risk and return objectives are met. The Company's primary investment objective for its general account and guaranteed separate accounts is to maximize after-tax returns consistent with acceptable risk parameters, including the management of the interest rate sensitivity of invested assets to that of policyholder obligations. For further discussion of Hartford Life Insurance Company's approach to managing risks, see the Investments and Capital Markets Risk Management sections of the MD&A, as well as
Note 3 of Notes to Consolidated Financial Statements.

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

INSOLVENCY FUND

Reference is made to the Regulatory Matters and Contingencies section of the MD&A under "Guaranty Funds".

NAIC PROPOSALS

Reference is made to the Regulatory Matters and Contingencies section of the MD&A under "NAIC Proposals".

DEPENDENCE ON CERTAIN THIRD PARTY RELATIONSHIPS

Reference is made to the Regulatory Matters and Contingencies section of the MD&A under "Dependence on Certain Third Party Relationships".

EMPLOYEES

Hartford Life Insurance Company's parent (Hartford Life) had approximately 5,600 employees at February 28, 2001.

ITEM 2.  PROPERTIES

The principal executive offices of Hartford Life Insurance Company, together with its parent, are located in Simsbury, Connecticut. The home office complex consists of approximately 655 thousand square feet, and is leased from a third party by Hartford Fire Insurance Company (Hartford Fire), an indirect subsidiary of The Hartford. This lease expires in the year 2009. Expenses associated with these offices are allocated on a direct basis to Hartford Life Insurance Company by Hartford Fire. The Company believes its properties and facilities are suitable and adequate for current operations.

ITEM 3.  LEGAL PROCEEDINGS

Hartford Life is involved or may become involved in various legal actions, in the normal course of its business, in which claims for alleged economic and punitive damages have been or may be asserted. Some of the pending litigation has been filed as purported class actions and some actions have been filed in certain jurisdictions that permit punitive damage awards that are disproportionate to the actual damages incurred. Although there can be no assurances, at the present time, the Company does not anticipate that the ultimate liability arising from potential, pending or threatened legal actions, after consideration of provisions made for estimated losses and costs of defense, will have a material adverse effect on the financial condition or operating results of the Company.

PART II

ITEM 5. MARKET FOR HARTFORD LIFE INSURANCE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

All of the Company's outstanding shares are owned by Hartford Life and Accident Insurance Company, which is ultimately a subsidiary of The Hartford. As of March 28, 2001, the Company had issued and outstanding 1,000 shares of common stock at a par value of $5,690 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in millions, unless otherwise stated)

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") addresses the financial condition of Hartford Life Insurance Company, and its subsidiaries ("Hartford Life Insurance Company" or the "Company") as of December 31, 2000, compared with December 31, 1999, and its results of operations for the years ended December 31, 2000 and 1999. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes beginning on page F-1.

Certain of the statements contained herein or in Part I of the Company's Form 10-K, other than statements of historical fact, are forward-looking statements. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond Hartford Life Insurance Company's control and have been made based upon management's expectations and beliefs concerning future developments and their potential effect on the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on Hartford Life Insurance Company will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of certain factors, including the possibility of general economic and business conditions that are less favorable than anticipated, legislative developments, changes in interest rates or the stock markets, stronger than anticipated competitive activity and those factors described in such forward-looking statements.

Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

INDEX

Consolidated Results of Operations                         11         Capital Resources and Liquidity                           24
Investment Products                                        12         Regulatory Matters and Contingencies                      25
Individual Life                                            13         Effect of Inflation                                       25
Corporate Owned Life Insurance (COLI)                      14         Accounting Standards                                      26
Investments                                                15

CONSOLIDATED RESULTS OF OPERATIONS

Hartford Life Insurance Company is a leading financial services and insurance company providing investment and retirement products such as variable and fixed annuities and retirement plan services; individual and corporate owned life insurance; and group benefit products such as group life and group disability insurance that is directly written by the Company and is substantially ceded to its parent, Hartford Life and Accident Insurance Company (HLA).

Hartford Life Insurance Company derives its revenues principally from: (a) fee income, including asset management fees on separate accounts and mortality and expense fees, as well as cost of insurance charges; (b) fully insured premiums;
(c) certain other fees; and (d) net investment income on general account assets. Asset management fees and mortality and expense fees are primarily generated from separate account assets, which are deposited with the Company through the sale of variable annuity and variable life products. Cost of insurance charges are assessed on the net amount at risk for investment oriented life insurance products. Premium revenues are derived primarily from the sale of group life and group disability insurance products.

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

OPERATING SUMMARY


                                             2000               1999
                                         -----------------------------
Total revenues                           $    3,447          $   3,400
Total expenses                                2,960              3,039
                                         -----------------------------
          NET INCOME                     $      487          $     361
                                         -----------------------------

Hartford Life Insurance Company has the following reportable segments:
Investment Products, Individual Life and Corporate Owned Life Insurance (COLI). The Company reports in "Other" corporate items not directly allocable to any of its segments, as well as certain group benefits, including group life and group disability insurance that is directly written by the Company and is substantially ceded to its parent, HLA. For information regarding the Company's segments, see Note 13 of Notes to Consolidated Financial Statements.

On January 25, 2001, The Hartford Financial Services Group, Inc. ("The Hartford"), through Hartford Life, Inc. and its subsidiaries ("Hartford Life"), agreed to acquire the U.S. individual life insurance, annuity and mutual fund businesses of Fortis, Inc. (operating as Fortis Financial Group and referred to as "Fortis"). This transaction is expected to be completed in the second quarter of 2001. (For additional information, see the Capital Resources and Liquidity section under "Subsequent Event".)

Revenues increased slightly, primarily related to the growth in the Investment Products segment, due to higher fee income in the individual annuity operation as related average account values in 2000 were higher than 1999. Partially offsetting the growth in revenues was a decrease in COLI revenues primarily related to the declining block of leveraged COLI business.

Expenses decreased $79, or 3%, as increases in the Investment Products segment were more than offset by declines in the Company's other operating segments, particularly the COLI segment where expenses decreased consistent with revenues. Net income increased $126, or 35%, led by the Investment Products segment where net income increased $54, or 18%. Hartford Life Insurance Company also recorded a benefit related to the settlement of certain federal tax matters of $24 in 2000 (see Note 12 (c) of Notes to Consolidated Financial Statements). This benefit, along with an $8 benefit related to state income taxes, resulted in $32 of tax benefits for the year ended December 31, 2000. Additionally, net realized capital losses, after-tax, increased $55 due to portfolio rebalancing. Excluding the tax items and net realized capital losses, earnings increased $149, or 41%.

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

SEGMENT RESULTS

Below is a summary of net income (loss) by segment.

                                                2000             1999
                                             ------------------------
Investment Products                          $   354          $   300
Individual Life                                   70               68
Corporate Owned Life Insurance                    35               28
Other                                             28              (35)
                                             ------------------------
   NET INCOME                                $   487         $    361
                                             ------------------------

A description of each segment as well as an analysis of the operating results summarized above is included on the following pages.

INVESTMENT PRODUCTS

OPERATING SUMMARY


                                            2000             1999
                                        ----------------------------
Total revenues                          $   2,068          $   1,884
Total expenses                              1,714              1,584
                                        ----------------------------
          NET INCOME                    $     354          $     300
                                        ----------------------------

The Investment Products segment focuses on the savings and retirement needs of the growing number of individuals who are preparing for retirement or have already retired through the sale of individual variable and fixed annuities, retirement plan services and other investment products. The Company was ranked the number one writer of individual variable annuities in the United States for 2000 according to Variable Annuity and Research Data Service (VARDS) and the number one seller of individual variable annuities through banks, according to Kenneth Kehrer Associates (a leading consultant to banks).

Revenues increased $184, or 10%, primarily due to higher fee income in the individual annuity operations. Fee income generated by individual annuities increased $175, or 16%, while related average account values grew $8.2 billion, or 10%, to $88.1 billion. The growth in average account values was due, in part, to strong sales of $10.7 billion in 2000, and the significant equity market performance in 1999, partially offset by surrenders. Although average individual annuity account values in 2000 were higher than 1999, account values at December 31, 2000 declined $1.7 billion, or 2%, as compared to December 31, 1999, as strong sales were not sufficient to offset surrenders and the impact of the retreating equity markets.

Due to the continued growth in this segment, expenses increased $130, or 8%. This increase was driven by amortization of deferred policy acquisition costs and operating costs, which grew $66, or 16%, and $39, or 14%, respectively, primarily related to growth in the individual annuity operation.

Net income increased $54, or 18%, primarily due to the growth in revenues discussed above. Additionally, the Investment Products segment continued to maintain its profit margins related to its primary businesses, thus contributing to the segment's earnings growth. In particular, its individual annuity operation's operating expenses as a percentage of average individual annuity account values remained consistent with the prior year at 21 basis points.

OUTLOOK

The market for retirement products continues to expand as individuals increasingly save and plan for retirement. Demographic trends suggest that as the "baby boom" generation matures, a significant portion of the United States population will allocate a greater percentage of their disposable incomes to saving for their retirement years due to uncertainty surrounding the Social Security system and increases in average life expectancy. As this market grows, particularly for variable annuities, new companies are continually entering the market, aggressively seeking distribution channels and pursuing market share. This trend is not expected to subside, particularly in light of the Gramm-Leach-Bliley Act of 1999 (the Financial Services Modernization Act), which permits affiliations among banks, insurance companies and securities firms.

Management believes that it has developed and implemented strategies to maintain and enhance its position as a market leader in the financial services industry.

INDIVIDUAL LIFE

OPERATING SUMMARY



                                            2000             1999
                                         -------------------------
Total revenues                           $     545        $    574
Total expenses                                 475             506
                                         -------------------------
          NET INCOME                     $      70        $     68
                                         -------------------------


The Individual Life segment sells a variety of life insurance products, including variable life, universal life, interest sensitive whole life and term life insurance primarily to the high end estate and business planning markets.

Revenues decreased $29, or 5%, and expenses decreased $31, or 6%, primarily due to HLA's December 1, 1999 recapture of an in force block of individual life insurance previously ceded to the Company. (For a discussion of the recapture, see Note 9 of the Consolidated Financial Statements.)

Excluding the recapture described above, revenues increased $58, or 12%. This increase in revenues is attributed to higher fee income associated with the growing block of variable life insurance. Fee income increased $58, or 17%, as variable life account values increased $352, or 14%, and variable life insurance in force increased $9.6 billion, or 40%.

Excluding the recapture described above, expenses increased $53, or 13%. The increase in expenses were primarily due to a $22, or 11%, increase in benefits, claims and claim adjustment expenses and a $13, or 11%, increase in amortization of deferred policy acquisition costs mostly associated with the growth in this segment's variable business. Additionally, insurance costs and other increased $15, or 19%, directly associated with the growth in this segment as previously described. Excluding the recapture described above, net income increased $5, or 8%, primarily due to higher fee income as mortality experience (death claims as a percentage of net amount at risk) was consistent with prior year.

OUTLOOK

Management believes that the Company's strong market position will provide opportunities for growth in this segment as individuals increasingly focus on estate planning. The Hartford's agreement, through Hartford Life, to acquire the U.S. individual life insurance business of Fortis is expected to increase the Company's scale in the life insurance business while broadening its distribution capabilities through the addition of a retail broker-dealer. It is expected that the consummation of this transaction will enhance the Company's goal of broadening its reach in the emerging affluent market.

CORPORATE OWNED LIFE INSURANCE (COLI)

OPERATING SUMMARY

                                           2000              1999
                                         ------------------------
Total revenue                            $   765         $    830
Total expenses                               730              802
                                         ------------------------
          NET INCOME                     $    35         $     28
                                         ------------------------

Hartford Life is a leader in the COLI market, which includes life insurance policies purchased by a company on the lives of its employees, with the company or a trust sponsored by the company named as beneficiary under the policy. Until the Health Insurance Portability and Accountability Act of 1996 (HIPA Act of
1996), the Company sold two principal types of COLI business, leveraged and variable products. Leveraged COLI is a fixed premium life insurance policy owned by a company or a trust sponsored by a company. The HIPA Act of 1996 phased out the deductibility of interest on policy loans under leveraged COLI through the end of 1998, virtually eliminating all future sales of this product. Variable COLI continues to be a product used by employers to fund non-qualified benefits or other postemployment benefit liabilities.

Revenues in the COLI segment decreased $65, or 8%, due to a decline in net investment income of $65, or 15%. This decline was principally due to the leveraged COLI block of business, as related account values decreased $751, or 13%, as a result of the continued downsizing caused by the HIPA Act of 1996.

Expenses decreased $72, or 9%, primarily due to the factor described above. Net income increased $7, or 25%, principally due to the variable COLI business where related account values increased $3.6 billion, or 29%, as well as earnings associated with a block of leveraged COLI business recaptured in 1998. For additional information on this recaptured business, see Note 9 of Notes to Consolidated Financial Statements.

OUTLOOK

The focus of this segment is variable COLI, which continues to be a product generally used by employers to fund non-qualified benefits or other postemployment benefit liabilities. The leveraged COLI product has been an important contributor to Hartford Life Insurance Company's profitability in recent years and will continue to contribute to the profitability of Hartford Life Insurance Company in the future, although the level of profit from leveraged COLI is expected to decline. COLI is subject to a changing legislative and regulatory environment that could have a material adverse effect on its business.

RESERVES

In accordance with applicable insurance regulations under which Hartford Life Insurance Company operates, the Company establishes and carries as liabilities actuarially determined reserves which are calculated to meet their future obligations. Reserves for life insurance and disability contracts are based on actuarially recognized methods using prescribed morbidity and mortality tables in general use in the United States, which are modified to reflect Hartford Life Insurance Company's actual experience when appropriate. These reserves are computed at amounts that, with additions from estimated premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet Hartford Life Insurance Company's policy obligations at their maturities or in the event of an insured's death. Reserves also include unearned premiums, premium deposits, claims incurred but not reported and claims reported but not yet paid. Reserves for assumed reinsurance are computed in a manner that is comparable to direct insurance reserves.

The liability for policy benefits for universal life-type contracts and interest-sensitive whole life policies is equal to the balance that accrues to the benefit of policyholders, including credited interest, amounts that have been assessed to compensate the Company for services to be performed over future periods, and any amounts previously assessed against policyholders that are refundable on termination of the contract. For investment contracts, policyholder liabilities are equal to the accumulated policy account values, which consist of an accumulation of deposit payments plus credited interest, less withdrawals and amounts assessed through the end of the period. For the Company's group disability policies, the level of reserves is based on a variety of factors including particular diagnoses, termination rates and benefit levels.

The persistency of Hartford Life Insurance Company's annuity and other interest-sensitive life insurance reserves is enhanced by policy restrictions on the withdrawal of funds. Withdrawals in excess of allowable penalty-free amounts are assessed a surrender charge during a penalty period, which is usually at least seven years. Such surrender charge is initially a percentage of either the accumulation value or considerations received, which varies by product, and generally decreases gradually during the penalty period. Surrender charges are set at levels to protect Hartford Life Insurance Company from loss on early terminations and to reduce the likelihood of policyholders terminating their policies during periods of increasing interest rates, thereby lengthening the effective duration of policy liabilities and improving the Company's ability to maintain profitability on such policies.

INVESTMENTS

Hartford Life Insurance Company's investments are managed by its investment strategy group which consists of a risk management unit and a portfolio management unit that reports directly to senior management of the Company. The risk management unit is responsible for monitoring and managing the Company's asset/liability profile and establishing investment objectives and guidelines. The portfolio management unit is responsible for determining, within specified risk tolerances and investment guidelines, the appropriate asset allocation, duration, and convexity characteristics of the Company's general account and guaranteed separate account investment portfolios. The Hartford Investment Management Company, a wholly owned subsidiary of The Hartford Financial Services Group, Inc., executes the investment plan of the investment strategy group including the identification and purchase of securities that fulfill the objectives of the strategy group.

The primary investment objective of the Company's general account is to maximize after-tax returns consistent with acceptable risk parameters (including the management of the interest rate sensitivity of invested assets relative to that of policyholder obligations) as discussed in the Capital Markets Risk Management section under "Market Risk - Interest Rate Risk".

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

Invested assets in the Company's general account totaled $18.7 billion as of December 31, 2000 and were comprised of $14.3 billion of fixed maturities, $3.6 billion of policy loans, equity securities of $48 and other investments of $784. As of December 31, 1999, general account invested assets totaled $18.1 billion and were comprised of $13.5 billion of fixed maturities, $4.2 billion of policy loans, equity securities of $56 and other investments of $342. The decrease in policy loans was primarily due to the decline in leveraged COLI business (as discussed in the COLI section). Policy loans are secured by the cash value of the underlying life policy and do not mature in a conventional sense, but expire in conjunction with the related policy liabilities. The increase in other investments primarily reflects an increase in limited partnership investments.


The following table sets forth by type the fixed maturity securities held in the Company's general account as of December 31, 2000 and 1999.

                                                                     2000                                      1999
                                                   --------------------------------------------------------------------------
FIXED MATURITIES BY TYPE                                FAIR VALUE          PERCENT               FAIR VALUE          PERCENT
-----------------------------------------------------------------------------------------------------------------------------
Corporate                                          $        6,692              46.8%         $        6,675            49.4%
Asset backed securities                                     2,778              19.5%                  2,197            16.3%
Commercial mortgage backed securities                       2,304              16.2%                  1,670            12.4%
Collateralized mortgage obligations                           740               5.2%                    507             3.8%
Mortgage backed securities - agency                           440               3.1%                    675             5.0%
Government/Government agencies - Foreign                      268               1.9%                    281             2.1%
Government/Government agencies - U.S.                         201               1.4%                    182             1.3%
Municipal - taxable                                            83               0.6%                    156             1.1%
Short-term                                                    750               5.3%                  1,156             8.6%
Redeemable preferred stock                                      1               -                         -             -
                                                   ------------------------------------------------------------------------
  TOTAL FIXED MATURITIES                           $       14,257             100.0%         $       13,499           100.0%
                                                   ------------------------------------------------------------------------

During 2000, the Company, in executing its investment strategy, increased its allocation to asset backed securities and commercial mortgage backed securities. The fair value of corporate securities remained essentially unchanged although the percentage of corporate securities declined. Holdings of short-term securities declined, primarily as a result of the funding of scheduled liability maturities and reallocation into other asset sectors, particularly asset backed securities and commercial mortgage backed securities.

Additionally, investments were shifted from mortgage backed securities - agency to collateralized mortgage obligations to increase the prepayment protection of the portfolio.

As of December 31, 2000 and 1999, approximately 24.5% and 22.2%, respectively, of the Company's fixed maturity portfolio was invested in private placement securities (including 15% and 13% of Rule 144A offerings as of December 31, 2000 and 1999, respectively). Private placement securities are generally less liquid than public securities. However, a significant portion of the private placements have covenants designed to compensate for liquidity risk. Most of the private placement securities in the Company's portfolio are rated by nationally recognized rating organizations. For further discussion of the Company's investment credit policies, see the Capital Markets Risk Management section under "Credit Risk".

INVESTMENT RESULTS

The table below summarizes Hartford Life Insurance Company's investment results.

 (Before-tax)                                                                                 2000                   1999
 -------------------------------------------------------------------------------------------------------------------------
 Net investment income - excluding policy loan income                                 $        1,021         $         968
 Policy loan income                                                                              305                   391
                                                                                      ------------------------------------
 Net investment income - total                                                        $        1,326         $       1,359
                                                                                      ------------------------------------
 Yield on average invested assets (1)                                                           7.1%                   6.8%
                                                                                      ------------------------------------
 Net realized capital losses                                                          $          (85)        $          (4)
                                                                                      ------------------------------------

(1) Represents net investment income (excluding net realized capital losses) divided by average invested assets at cost (fixed maturities at amortized cost).


Net investment income, excluding policy loan income, increased $53, or 5%. The increase was primarily due to higher yields earned on the investment cash flow from operations and reinvestment of proceeds from sales and maturities of fixed maturity securities in a higher interest rate environment. Policy loan income decreased $86, or 22%, due to the decrease in leveraged COLI business. Yield on average invested assets increased to 7.1%, as a result of an increase in the policy loan weighted average interest rate to 8.5% in 2000 from 7.5% in 1999. Net realized capital losses increased $81 compared to 1999 primarily as a result of portfolio rebalancing in a higher interest rate environment.

SEPARATE ACCOUNT PRODUCTS

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Separate accounts reflect two categories of risk assumption: non-guaranteed separate accounts totaling $104.1 billion and $101.7 billion as of December 31, 2000 and 1999, respectively, wherein the policyholder assumes substantially all the investment risk and reward, and guaranteed separate accounts totaling $9.6 billion and $8.7 billion as of December 31, 2000 and 1999, respectively, wherein Hartford Life Insurance Company contractually guarantees either a minimum return or account value to the policyholder. The primary investment objective of the Company's guaranteed separate account is to maximize after-tax returns consistent with acceptable risk parameters (including the management of the interest rate sensitivity of invested assets relative to that of policyholder obligations) as discussed in the Capital Market Risk Management section under "Market Risk - Interest Rate Risk".

Investment objectives for non-guaranteed separate accounts vary by fund type, as outlined in the applicable fund prospectus or separate account plan of operations. Non-guaranteed separate account products include variable annuities, variable life insurance contracts and variable COLI. Guaranteed separate account products primarily consist of modified guaranteed individual annuities and modified guaranteed life insurance and generally include market value adjustment features and surrender charges to mitigate the risk of disintermediation.

CAPITAL MARKETS RISK MANAGEMENT

Hartford Life Insurance Company is exposed to two primary sources of investment risk and asset/liability management risk: credit risk, relating to the uncertainty associated with an obligor's continued ability to make timely payment of principal and/or interest, and market risk, relating to the market price and/or cash flow variability associated with changes in interest rates, security prices, market indices, yield curves or currency exchange rates. The Company does not hold any financial instruments purchased for trading purposes. The following discussion identifies the Company's policies and procedures for managing these risks and monitoring the results of the Company's risk management activities.

CREDIT RISK

Hartford Life Insurance Company has established investment credit policies that focus on the credit quality of obligors and counterparties, limit credit concentrations, encourage diversification and require frequent creditworthiness reviews. Investment activity, including setting of policy and defining acceptable risk levels, is subject to regular review and approval by senior management.

The Company invests primarily in securities which are rated investment grade and has established exposure limits, diversification standards and review procedures for all credit risks including borrower, issuer and counterparty. Creditworthiness of specific obligors is determined by an internal credit evaluation supplemented by consideration of external determinants of creditworthiness, typically ratings assigned by nationally recognized ratings agencies. Obligor, asset sector and industry concentrations are subject to established limits and monitored on a regular interval.

Hartford Life Insurance Company is not exposed to any significant credit concentration risk of a single issuer.

The following table identifies fixed maturity securities, including guaranteed separate accounts, for the Company's operations by credit quality. The ratings referenced in the tables are based on the ratings of nationally recognized rating organizations or, if not rated, assigned based on the Company's internal analysis of such securities.

As of December 31, 2000 and 1999, over 97% of the fixed maturity portfolio, including guaranteed separate accounts, was invested in investment grade securities.

                                                                 2000                                  1999
                                                 -------------------------------------------------------------------------
  FIXED MATURITIES BY CREDIT QUALITY                   FAIR VALUE         PERCENT            FAIR VALUE            PERCENT
 -------------------------------------------------------------------------------------------------------------------------
 U.S. Government/Government agencies             $         1,969           8.2%            $      2,123                9.6%
 AAA                                                       3,594          15.2%                   2,583               11.6%
 AA                                                        2,883          12.2%                   2,549               11.4%
 A                                                         8,798          37.1%                   7,801               35.0%
 BBB                                                       5,030          21.2%                   5,171               23.2%
 BB & below                                                  631           2.7%                     507                2.3%
 Short-term                                                  801           3.4%                   1,529                6.9%
                                                 -------------------------------------------------------------------------
   TOTAL FIXED MATURITIES                        $        23,706         100.0%            $     22,263              100.0%
                                                 -------------------------------------------------------------------------

The Company also maintains credit policies regarding the financial stability and credit standing of its major derivatives' counterparties and typically requires credit enhancement provisions to further reduce its credit risk. Credit risk for derivatives contracts is limited to the amounts calculated to be due to the Company on such contracts based on current market conditions and potential payment obligations between the Company and its counterparties. Credit exposures are generally quantified weekly and netted. Collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of derivatives exceeds exposure policy thresholds.

MARKET RISK

Hartford Life Insurance Company's general and guaranteed separate account exposure to market risk relates to the market price and/or cash flow variability associated with changes in market interest rates. The following discussion focuses on the Company's exposure to interest rate risk, asset/liability management strategies utilized to manage this risk, and characteristics of the Company's insurance liabilities and their sensitivity to movements in interest rates.

Downward movement in market interest rates during 2000 resulted in a significant increase in the unrealized appreciation of the fixed income security portfolio from 1999. However, the Company's asset allocation, and its exposure to market risk, has not changed materially from its position at December 31, 1999.

INTEREST RATE RISK

Changes in interest rates can potentially impact Hartford Life Insurance Company's profitability. Under certain circumstances of interest rate volatility, the Company could be exposed to disintermediation risk and reduction in net interest rate spread or profit margins. The Company analyzes interest rate risk using various models including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivative instruments. For non-guaranteed separate accounts, the Company's exposure is not significant, as the policyholder assumes substantially all the investment risk.

The Company's general account and guaranteed separate account investment portfolios primarily consist of investment grade, fixed maturity securities, including corporate bonds, asset backed securities, collateralized mortgage obligations and mortgage backed securities. The fair value of these and the Company's other invested assets fluctuates depending on the interest rate environment and other general economic conditions. During periods of declining interest rates, paydowns on mortgage backed securities and collateralized mortgage obligations increase as the underlying mortgages are prepaid. During such periods, the Company generally will not be able to reinvest the proceeds of any such prepayments at comparable yields. Conversely, during periods of rising interest rates, the rate of prepayments generally declines, exposing the Company to the possibility of asset/liability cash flow and yield mismatch. For a discussion of the Company's risk management techniques to manage this market risk, see "Asset/Liability Management Strategies Used to Manage Market Risk" below.

As described above, the Company holds a significant fixed maturity portfolio, which includes both fixed and variable rate features. The following table reflects the principal amounts of the general and guaranteed separate account fixed and variable rate fixed maturity portfolios, along with the respective weighted average coupons by estimated maturity year as of December 31, 2000. Comparative totals are included for December 31, 1999. Expected maturities differ from contractual maturities due to call or prepayment provisions. The weighted average coupon on variable rate securities is based on spot rates as of December 31, 2000 and 1999, and is primarily based on the London Interbank Offered Rate (LIBOR). Callable bonds and notes are distributed to either call dates or maturity, depending on which date produces the most conservative yield. Asset backed securities, collateralized mortgage obligations and mortgage backed securities are distributed based on estimates of the rate of future prepayments of principal over the remaining life of the securities. These estimates are developed using prepayment speeds provided in broker consensus data. Such estimates are derived from prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates. Financial instruments with certain leverage features have been included in each of the fixed maturity categories. These instruments have not been separately displayed because they were immaterial to the Company's investment portfolio.




                                                                                                                       2000    1999
                                                      2001      2002       2003       2004      2005    Thereafter    TOTAL   Total
-----------------------------------------------------------------------------------------------------------------------------------
BONDS AND NOTES - CALLABLE
Fixed Rate
   Par value                                      $      5   $    50   $     14    $    27   $     7    $      362  $   465  $  477
   Weighted average coupon                             7.0%      6.4%       6.4%       4.6%      6.1%          5.6%     5.7%    6.2%
   Fair value                                                                                                       $   424  $  456
Variable Rate
   Par value                                      $      1   $    11   $     22    $    38   $     1    $      970  $ 1,043  $1,222
   Weighted average coupon                             7.4%      7.5%       6.5%       7.3%      7.3%          7.1%     7.1%    6.6%
   Fair value                                                                                                       $   968  $1,124
BONDS AND NOTES - OTHER
Fixed Rate
   Par value                                      $    598   $ 1,391   $  1,087    $ 1,085   $ 1,058    $    7,312  $12,531  $13,586
   Weighted average coupon                             7.4%      6.1%       7.3%       6.9%      6.1%          5.8%     6.1%    6.2%
   Fair value                                                                                                       $11,436  $12,015
Variable Rate
   Par value                                      $     16   $   116   $    165    $   175   $    63    $      760  $ 1,295  $  874
   Weighted average coupon                             5.1%      6.5%       7.0%       7.2%      6.3%          7.9%     7.4%    5.7%
   Fair value                                                                                                       $ 1,176  $  901
ASSET BACKED SECURITIES
Fixed Rate
   Par value                                      $    663   $   413   $    276    $   238   $   169    $      373  $ 2,132  $1,983
   Weighted average coupon                             6.7%      6.4%       6.9%       7.1%      7.2%          7.7%     6.9%    6.7%
   Fair value                                                                                                       $ 2,132  $1,847
Variable Rate
   Par value                                      $    200   $   286   $    291    $   208   $   313    $      724  $ 2,022  $1,487
   Weighted average coupon                             7.3%      7.2%       7.3%       7.1%      7.2%          7.4%     7.3%    6.6%
   Fair value                                                                                                       $ 1,998  $1,419
COLLATERALIZED MORTGAGE OBLIGATIONS
Fixed Rate
   Par value                                      $    133   $   115   $     90    $    76   $    88    $      406  $   908  $1,042
   Weighted average coupon                             6.5%      6.6%       6.5%       6.4%      6.3%          6.4%     6.4%    6.4%
   Fair value                                                                                                       $   900  $  941
Variable Rate
   Par value                                      $      4   $     2   $      1    $     2   $     1    $      102  $   112  $  124
   Weighted average coupon                             9.4%     11.6%      12.7%       8.9%     10.4%          4.8%     5.3%   5.8%
   Fair value                                                                                                       $   101  $  113
COMMERCIAL MORTGAGE BACKED SECURITIES
Fixed Rate
   Par value                                      $     44   $    57   $     44    $    86   $    40    $    1,992  $ 2,263  $1,761
   Weighted average coupon                             7.2%      7.0%       7.0%       7.2%      7.1%          7.3%     7.3%    7.1%
   Fair value                                                                                                       $ 2,325  $1,604
Variable Rate
   Par value                                      $    292   $   249   $    263    $   209   $    87    $      474  $ 1,574  $1,247
   Weighted average coupon                             7.8%      7.7%       7.9%       7.7%      7.8%          8.1%     7.9%    7.5%
   Fair value                                                                                                       $ 1,581  $1,073
MORTGAGE BACKED SECURITIES
Fixed Rate
   Par value                                      $     60   $    65   $     65    $    58   $    51    $      332  $   631  $1,076
   Weighted average coupon                             7.1%      7.2%       7.2%       7.2%      7.2%          7.1%    7.2%    7.6%
   Fair value                                                                                                       $   638  $  816
Variable Rate
   Par value                                      $      1   $     1   $     --    $    --   $    --    $        1  $     3  $    4
   Weighted average coupon                             7.2%      7.2%        --         --        --           6.9%     7.0%    6.4%
   Fair value                                                                                                       $     3  $    4

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

Derivatives play an important role in facilitating the management of interest rate risk, creating opportunities to efficiently fund obligations, hedge against risks that affect the value of certain liabilities and adjust broad investment risk characteristics as a result of any significant changes in market risks. As an end user of derivatives, the Company uses a variety of derivatives, including swaps, caps, floors, forwards and exchange traded financial futures and options, in order to hedge exposure primarily to interest rate risk on anticipated investment purchases or existing assets and liabilities. The Company does not make a market or trade derivatives for the express purpose of earning trading profits. The Company's derivative program is monitored by an internal compliance unit and is reviewed frequently by senior management. The notional amounts of derivative contracts, which represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk, totaled $7.1 billion as of December 31, 2000 ($5.2 billion related to insurance investments and $1.9 billion related to life insurance liabilities). As of December 31, 1999, the notional amounts pertaining to derivatives totaled $7.5 billion ($4.7 billion related to insurance investments and $2.8 billion related to life insurance liabilities).

The company uses derivative instruments in its management of market risk consistent with the four risk management strategies described below.

Anticipatory Hedging -- For certain liabilities, the Company commits to the price of the product prior to receipt of the associated premium or deposit. Anticipatory hedges are executed to offset the impact of changes in asset prices arising from interest rate changes pending the receipt of premium or deposit and the subsequent purchase of an asset. These hedges involve taking a long position in interest rate futures or entering into an interest rate swap with duration characteristics equivalent to the associated liabilities or anticipated investments. The notional amounts of anticipatory hedges as of December 31, 2000 and 1999 were $144 and $186, respectively.

Liability Hedging -- Several products obligate the Company to credit a return to the contractholder which is indexed to a market rate. To hedge risks associated with these products, the Company enters into various derivative contracts. Interest rate swaps are used to convert the contract rate into a rate that trades in a more liquid and efficient market. This hedging strategy enables the Company to customize contract terms and conditions to customer objectives and satisfies Hartford Life Insurance Company's asset/liability matching policy. Interest rate swaps are also used to convert certain fixed contract rates into floating rates, thereby allowing them to be appropriately matched against floating rate assets. Additionally, interest rate caps are used to hedge against the risk of contractholder disintermediation in a rising interest rate environment. The notional amounts of derivatives used for liability hedges as of December 31, 2000 and 1999 were $1.9 billion and $2.8 billion, respectively.

Asset Hedging -- To meet the various policyholder obligations and to provide cost effective prudent investment risk diversification, the Company may combine two or more financial instruments to achieve the investment characteristics of a fixed maturity security or that match an associated liability. The use of derivative instruments in this regard effectively transfers unwanted investment risks or attributes to others. The selection of the appropriate derivative instruments depends on the investment risk, the liquidity and efficiency of the market, and the asset and liability characteristics. The notional amounts of asset hedges as of December 31, 2000 and 1999 were $4.9 billion and $3.5 billion, respectively.

Portfolio Hedging -- The Company periodically compares the duration and convexity of its portfolios of assets to its corresponding liabilities and enters into portfolio hedges to reduce any difference to desired levels. Portfolio hedges reduce the mismatch between assets and liabilities and offset the potential impact to cash flows caused by changes in interest rates. The notional amounts of portfolio hedges as of December 31, 2000 and 1999 were $223 and $1.0 billion, respectively.

The following tables provide information as of December 31, 2000, with comparative totals for December 31, 1999, on derivative instruments used in accordance with the aforementioned hedging strategies. For interest rate swaps, caps and floors, the tables present notional amounts with weighted average pay and receive rates for swaps and weighted average strike rates for caps and floors by maturity year. For interest rate futures, the table presents contract amount and weighted average settlement price by expected maturity year.




                                                                                                                     2000      1999
INTEREST RATE SWAPS                                   2001      2002       2003       2004      2005    Thereafter   TOTAL     Total
----------------------------------------------------------------------------------------------------------------------------------
Pay Fixed/Receive Variable
  Notional value                                  $     65   $    95   $     98    $    35   $    23    $      286  $   602  $  844
  Weighted average pay rate                            6.0%      4.4%       5.9%       6.1%      6.6%          6.3%     5.9%    5.9%
  Weighted average receive rate                        6.7%      7.0%       6.9%       6.8%      6.8%          6.7%     6.8%    6.3%
  Fair value                                                                                                        $    (8) $   26
Pay Variable/Receive Fixed
  Notional value                                  $    336   $   372   $    645    $ 1,197   $   861    $    1,042  $ 4,453  $3,911
  Weighted average pay rate                            6.7%      6.7%       6.6%       6.7%      8.3%          6.7%     7.0%    6.2%
  Weighted average receive rate                        7.0%      6.5%       5.8%       6.1%      7.8%          6.9%     6.7%    6.3%
  Fair value                                                                                                        $    76  $ (120)
Pay Variable/Receive Different Variable
  Notional value                                  $     25   $    15   $      4    $    20   $     5    $       46  $   115  $  131
  Weighted average pay rate                            6.6%      6.7%       7.0%       4.9%      6.2%          7.2%     6.6%    6.0%
  Weighted average receive rate*                       5.4%      6.2%       6.7%       0.8%      7.2%          7.2%     5.7%    6.2%
  Fair value                                                                                                        $     1  $    1

*The weighted average receive rate in 2004 of 0.8% resulted when payments are required on both sides of an index swap.

                                                                                                                       2000    1999
INTEREST RATE CAPS - LIBOR BASED (1)                  2001      2002       2003      2004       2005    Thereafter    TOTAL   Total
-----------------------------------------------------------------------------------------------------------------------------------
Purchased
  Notional value                                  $     --   $    10   $     44    $    --   $    77    $       15  $   146  $  145
  Weighted average strike rate (80 - 99%)               --       8.9%       8.5%        --       8.4%          8.3%     8.5%    8.5%
  Fair value                                                                                                        $    --  $    2

  Notional value                                  $     --   $    19   $     --    $    --   $    --    $       --  $    19  $   31
  Weighted average strike rate (10.0 - 11.9%)           --      10.1%        --         --        --            --     10.1%   10.6%
  Fair value                                                                                                        $    --  $   --

(1) LIBOR represents the London Interbank Offered Rate.

                                                                                                                       2000    1999
INTEREST RATE CAPS - CMT BASED (2)                    2001      2002       2003       2004      2005    Thereafter    TOTAL   Total
-----------------------------------------------------------------------------------------------------------------------------------
Purchased
  Notional value                                  $     --   $    --   $     --    $    --   $    --    $       --  $    --  $  494
  Weighted average strike rate (6.0 - 7.9%)             --        --         --         --        --            --       --     7.7%
  Fair value                                                                                                        $    --  $    1

  Notional value                                  $     --   $    --   $    250    $    --   $   250    $       --  $   500  $  850
  Weighted average strike rate (8.0 - 9.9%)             --        --        8.7%        --       8.7%           --      8.7%    8.8%
  Fair value                                                                                                        $    --  $    4
Issued
  Notional value                                  $     --   $    --   $     --    $    --   $    --    $       --  $    --  $  244
  Weighted average strike rate (6.0 - 7.9%)             --        --         --         --        --            --       --     7.7%
  Fair value                                                                                                        $    --  $   --

  Notional value                                  $     --   $    --   $     --    $    --   $    --    $       --  $    --  $  100
  Weighted average strike rate (8.0 - 9.9%)             --        --         --         --        --            --       --     9.5%
  Fair value                                                                                                        $    --  $   --

(2) CMT represents the Constant Maturity Treasury Rate.



                                                                                                                       2000    1999
INTEREST RATE FLOORS - LIBOR BASED                    2001      2002       2003      2004       2005    Thereafter    TOTAL   Total
-----------------------------------------------------------------------------------------------------------------------------------
Purchased
  Notional value                                  $     --   $    --   $     --    $    27   $    --    $       --  $    27  $   27
  Weighted average strike rate (6.0 - 7.9%)             --        --         --        7.9%       --            --      7.9%    7.9%
  Fair value                                                                                                        $     2  $    2

Issued
  Notional value                                  $     --   $    28   $     43    $    20   $    77    $       --  $   168  $  170
  Weighted average strike rate (4.0 - 5.9%)             --       5.3%       5.5%       5.3%      5.3%           --      5.3%    5.3%
  Fair value                                                                                                        $    (2) $   (1)

  Notional value                                  $     --   $    --   $     --    $    27   $          $       --  $    27  $   27
  Weighted average strike rate (6.0 - 7.9%)             --        --         --        7.8%                     --      7.8%    7.8%
  Fair value                                                                                                        $    (2) $   (2)



                                                                                                                       2000    1999
INTEREST RATE FLOORS - CMT BASED                      2001      2002       2003       2004      2005    Thereafter    TOTAL   Total
-----------------------------------------------------------------------------------------------------------------------------------
Purchased
  Notional value                                  $     --   $    --   $    150    $    --   $    --    $       --  $   150  $  250
  Weighted average strike rate (4.0 - 5.9%)             --        --        5.5%        --        --            --      5.5%    5.6%
  Fair value                                                                                                        $     3  $    1

  Notional value                                  $     --   $    --   $     --    $    --   $    --    $       --  $    --  $   10
  Weighted average strike rate (6.0 - 7.9%)             --        --         --         --        --            --       --     6.0%
  Fair value                                                                                                        $    --  $   --

                                                                                                                       2000    1999
INTEREST RATE FUTURES                                 2001      2002       2003       2004      2005    Thereafter    TOTAL   Total
-----------------------------------------------------------------------------------------------------------------------------------
Long
  Contract amount/notional                        $    198   $    --   $     --    $    --   $    --    $    --     $   198  $   20
  Weighted average settlement price               $    105   $    --   $     --    $    --   $    --    $    --     $   105  $   98
Short
  Contract amount/notional                        $     59   $    --   $     --    $    --   $    --    $    --     $    59  $   51
  Weighted average settlement price               $    105   $    --   $     --    $    --   $    --    $    --     $   105  $   93


Note:  Fair value is not applicable.

Option Contracts -The Company uses option contracts to hedge debt instruments that totaled $670 and $173 in notional amounts and $(40) and $(51) in carrying value as of December 31, 2000 and 1999, respectively.

LIFE INSURANCE LIABILITY CHARACTERISTICS

Hartford Life Insurance Company's insurance liabilities, other than non-guaranteed separate accounts, are primarily related to accumulation vehicles such as fixed or variable annuities and investment contracts and other insurance products such as long-term disability and term life insurance.

Asset Accumulation Vehicles

While interest rate risk associated with these insurance products has been reduced through the use of market value adjustment features and surrender charges, the primary risk associated with asset accumulation products is that the spread between investment return and credited rate may not be sufficient to earn targeted returns.

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

Indexed -- Products in this category are similar to the fixed rate asset accumulation vehicles but require the Company to pay a rate that is determined by an external index. The amount and/or timing of cash flows will therefore vary based on the level of the particular index. The primary risks inherent in these products are similar to the fixed rate asset accumulation vehicles, with the additional risk that changes in the index may adversely affect profitability. Product examples include indexed guaranteed investment contracts with an estimated duration of up to two years.

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

Management of the duration of investments with respective policyholder obligations is an explicit objective of the Company's management strategy. The estimated cash flows of insurance policy liabilities based upon internal actuarial assumptions as of December 31, 2000 are reflected in the table below by expected maturity year. Comparative totals are included for December 31, 1999.

(Dollars in billions)

                                                                                                                       2000    1999
DESCRIPTION (1)                                       2001      2002       2003       2004       2005   Thereafter    TOTAL   Total
-----------------------------------------------------------------------------------------------------------------------------------
Fixed rate asset accumulation vehicles            $    1.3   $   0.8   $    0.9    $   2.7   $   2.0    $      2.6  $  10.3  $  9.6
   Weighted average credited rate                      6.5%      6.5%       5.6%       6.8%      6.9%          6.9%     6.7%    6.6%
Indexed asset accumulation vehicles               $    0.4   $   0.1   $     --    $    --   $    --    $       --  $   0.5  $  0.5
   Weighted average credited rate                      6.2%      6.2%        --         --        --            --      6.2%   6.2%
Interest credited asset accumulation vehicles     $    4.1   $   0.6   $    0.6    $   0.3   $   0.3    $      3.8  $   9.7  $ 10.1
   Weighted average credited rate                      6.4%      5.4%       5.4%       5.6%      5.6%          5.6%     5.9%    5.7%
Long-term pay out liabilities                     $    0.4   $   0.3   $    0.3    $   0.2   $   0.2    $      2.3  $   3.7  $  3.2
Short-term pay out liabilities                    $    0.2   $    --   $     --    $    --   $    --    $       --  $   0.2  $  0.2
(1)  As of December 31, 2000 and 1999, the fair value of the Company's investment contracts including guaranteed separate accounts was $20.9 billion and $20.4 billion, respectively.

CURRENCY EXCHANGE RISK

As of December 31, 2000, Hartford Life Insurance Company had immaterial currency exposures resulting from its international operations.

SENSITIVITY TO CHANGES IN INTEREST RATES

For liabilities whose cash flows are not substantially affected by changes in interest rates (fixed liabilities) and where investment experience is substantially absorbed by the Company, the sensitivity of the net economic value (discounted present value of asset cash flows less the discounted present value of liability cash flows) of those portfolios to 100 basis point shifts in interest rates is shown in the table below. These fixed liabilities represented approximately 60% and 55% of the Company's general and guaranteed separate account liabilities at December 31, 2000 and 1999, respectively. The remaining liabilities generally allow the Company significant flexibility to adjust credited rates to reflect actual investment experience and thereby pass through a substantial portion of actual investment experience to the policyholder. The fixed liability portfolios are managed and monitored relative to defined objectives and are analyzed regularly by management for internal risk management purposes using scenario simulation techniques, and evaluated annually consistent with regulatory requirements.

                                           CHANGE IN NET ECONOMIC VALUE
                                        2000                          1999
                             ----------------------          ----------------------
Basis point shift              - 100          + 100            - 100         + 100
                             ----------------------          ----------------------
Amount                       $   (15)      $    (27)         $    (4)      $    (5)
Percent of liability value     (0.09)%        (0.16)%          (0.03)%       (0.03)%

CAPITAL RESOURCES AND LIQUIDITY

RATINGS

The following table summarizes the Company's financial ratings from the major independent rating organizations as of February 28, 2001:


                                                                                                   STANDARD &
                   INSURANCE RATINGS                     A.M. BEST      FITCH(1)      MOODY'S        POOR'S
                   ------------------------------------------------------------------------------------------
                   Hartford Life Insurance Company           A+           AA+           Aa3            AA
                   Hartford Life and Annuity                 A+           AA+           Aa3            AA
                   (1) Formerly Duff & Phelps.

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

RISK-BASED CAPITAL

The National Association of Insurance Commissioners (NAIC) has regulations establishing minimum capitalization requirements based on Risk-Based Capital
(RBC) formulas for life insurance companies. The requirements consist of formulas which identify companies that are undercapitalized and require specific regulatory actions. The RBC formula for life insurance companies establishes capital requirements relating to insurance, business, asset and interest rate risks. The RBC ratios for each of the life insurance subsidiaries are in excess of 200% as of December 31, 2000, which are greater than the minimum threshold.

CASH FLOW

                                                            2000           1999
                                                            ----           ----
Cash provided by operating activities                  $    1,333       $   325
Cash (used for) provided by investing activities              (44)        2,423
Cash used for financing activities                         (1,288)       (2,710)
Cash - end of year                                             56            55

The increase in cash provided by operating activities was primarily the result of the timing of the settlement of receivables, payables and other related liabilities, as well as increased net income associated with growth in the business. The decrease in cash (used for) provided by investing activities and the decrease in cash used for financing activities primarily relates to the significant downsizing of the leveraged COLI block of business during 1999 as compared to 2000. Operating cash flows in the periods presented have been more than adequate to meet liquidity requirements.

SUBSEQUENT EVENT

On January 25, 2001, The Hartford, through Hartford Life entities, agreed to acquire the U.S. individual life insurance, annuity and mutual fund business of Fortis for $1.12 billion in cash. The acquisition will be effected through several reinsurance agreements with subsidiaries of Fortis and the purchase of 100% of the stock of Fortis Advisors, Inc. and Fortis Investors, Inc., wholly-owned subsidiaries of Fortis. The Fortis transaction, which is subject to insurance regulatory approval and other customary conditions, is expected to be completed in the second quarter of 2001. The acquisition will be accounted for as a purchase transaction. The acquisition is being financed through capital contributions of $1.2 billion from Hartford Life, Inc.

REGULATORY MATTERS AND CONTINGENCIES

LEGISLATIVE AND REGULATORY INITIATIVES

The business of insurance is primarily regulated by the states and is also affected by a range of legislative developments at the state and federal levels. The 1999 Gramm-Leach-Bliley Act (the Financial Services Modernization Act), which allows affiliations among banks, insurance companies and securities firms, did not precipitate any significant changes in ownership in 2000. The provisions of the Act requiring the development of a formal privacy policy by each financial institution have created a number of administrative issues, but the enforcement date has been delayed until July 1, 2001. Insurance companies are subject to privacy regulation issued by the federal regulators and by state regulators who will adopt and implement privacy regulations during 2001. New medical privacy regulations expected to be issued by the Department of Health and Human Services will also impact the Company where medical information is used both in the application process and in the claims process.

The enactment of the Financial Services Modernization Act has focused renewed attention on state regulation of insurance. Life insurers are working with state insurance regulators to improve and centralize the process for agent licensing and form filing. Both of these areas of regulation are critical to the development of new business. In addition, Congress may consider legislation providing for optional federal regulation of insurance in 2001. These measures, state and federal, may lead to improved regulation and reduced transaction costs.

Federal measures which have been previously considered by Congress and which, if adopted, could affect the insurance business include tax law changes pertaining to the tax treatment of insurance companies and life insurance products, as well as changes in individual income tax rates and the estate tax, a number of which changes could impact the relative desirability of various personal investment vehicles. Other proposals pertain to medical testing for insurability, and the use of gender in determining insurance and pension rates and benefits. It is too early to determine whether any of these proposals will ultimately be enacted by Congress. Therefore, the potential impact to the Company's financial condition or results of operations cannot be reasonably estimated at this time.

GUARANTY FUNDS

Under insurance guaranty fund laws in each state, the District of Columbia and Puerto Rico, insurers licensed to do business can be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Pursuant to these laws, part of the assessments paid by insurance companies may be used as credits for a portion of a company's premium taxes. There were no guaranty fund assessment payments (net of refunds) in 2000. The Company paid guaranty fund assessments (net of refunds) of approximately $2 and $9 in 1999 and 1998, respectively, of which $1 and $4, respectively, were estimated to be creditable against future premium taxes.

NAIC PROPOSALS

The NAIC adopted the Codification of Statutory Accounting Principles (Codification) in March 1998. The effective date for the statutory accounting guidance was January 1, 2001. The domiciliary states of the company and its insurance subsidiaries have adopted Codification, and the Company has made the necessary changes in its statutory reporting required for implementation. The Company has determined that the overall impact of applying the new guidance will result in a one-time statutory cumulative transition benefit of approximately $50 in statutory surplus.

DEPENDENCE ON CERTAIN THIRD PARTY RELATIONSHIPS

Hartford Life distributes its annuity and life insurance products through a variety of distribution channels, including broker-dealers, banks, wholesalers, its own internal sales force and other third party marketing organizations. The Company periodically negotiates provisions and renewals of these relationships and there can be no assurance that such terms will remain acceptable to the Company or such service providers. An interruption in the Company's continuing relationship with certain of these third parties could materially affect the Company's ability to market its products. During the first quarter of 1999, the Company modified its contract with Putnam Mutual Funds Corp. (Putnam) to eliminate the exclusivity provision, which will allow both parties to pursue new market opportunities. Putnam is contractually obligated to support and service the related annuity in force block of business and to market, support and service new business. However, there can be no assurance that this contract modification will not adversely impact the Company's ability to distribute Putnam-related products.

EFFECT OF INFLATION

The rate of inflation as measured by the change in the average consumer price index has not had a material effect on the revenues or operating results of Hartford Life Insurance Company during the fiscal years presented.

ACCOUNTING STANDARDS

For a discussion of accounting standards, see Note 2 of Notes to Consolidated Financial Statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by Item 7A is set forth in the Capital Markets Risk Management section of the Management's Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

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

(c)  Exhibits - See Item 14(a)(3).

(d)  Schedules - See Item 14(a)(2).

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


                                                                                    Page(s)

    Report of Management                                                              F-1
    Report of Independent Public Accountants                                          F-2
    Consolidated Statements of Income for the years ended December 31, 2000,
        1999 and 1998                                                                 F-3
    Consolidated Balance Sheets as of December 31, 2000 and 1999                      F-4
    Consolidated Statements of Changes in Stockholder's Equity for the years
        ended December 31, 2000, 1999 and 1998                                        F-5
    Consolidated Statements of Cash Flows for the years ended December 31,
        2000, 1999 and 1998                                                           F-6
    Notes to Consolidated Financial Statements                                        F-7 - 23
    Schedule I -- Summary of Investments - Other Than Investments in Affiliates       S-1
    Schedule III -- Supplementary Insurance Information                               S-2
    Schedule IV -- Reinsurance                                                        S-3

                              REPORT OF MANAGEMENT


     The management of Hartford Life Insurance Company (the "Company") is responsible for the preparation and integrity of information contained in the accompanying Consolidated Financial Statements. The Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States and, where necessary, include amounts that are based on management's informed judgments and estimates. Management believes these consolidated statements present fairly Hartford Life Insurance Company's financial position and results of operations.

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

     The Audit Committee of the Board of Directors of The Hartford Financial Services Group, Inc.(the "Committee"), the Company's ultimate parent, composed of independent directors, meets periodically with the external and internal auditors to evaluate the effectiveness of work performed by them in discharging their respective responsibilities and to assure their independence and free access to the Committee.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


     TO HARTFORD LIFE INSURANCE COMPANY:

     We have audited the accompanying Consolidated Balance Sheets of Hartford Life Insurance Company and subsidiaries as of December 31, 2000 and 1999, and the related Consolidated Statements of Income, Changes in Stockholder's Equity and Cash Flows for each of the three years in the period ended December 31, 2000. These Consolidated Financial Statements and the schedules referred to below are the responsibility of Hartford Life Insurance Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Hartford Life Insurance Company and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

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

Hartford, Connecticut
January 25, 2001

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME



                                                          For the years ended December 31,
                                                          --------------------------------
(In millions)                                              2000           1999           1998
----------------------------------------------------------------------------------------------
REVENUES
Fee income                                              $ 2,109        $ 1,935        $ 2,089
Earned premiums and other                                    97            110            129
Net investment income                                     1,326          1,359          1,759
Net realized capital losses                                 (85)            (4)            (2)
----------------------------------------------------------------------------------------------
        TOTAL REVENUES                                    3,447          3,400          3,975
----------------------------------------------------------------------------------------------
BENEFITS, CLAIMS AND EXPENSES
Benefits, claims and claim adjustment expenses            1,495          1,574          1,911
Insurance expenses and other                                600            631            766
Amortization of deferred policy acquisition costs           604            539            431
Dividends to policyholders                                   67            104            329
----------------------------------------------------------------------------------------------
        TOTAL BENEFITS, CLAIMS AND EXPENSES               2,766          2,848          3,437
----------------------------------------------------------------------------------------------

        INCOME BEFORE INCOME TAX EXPENSE                    681            552            538
Income tax expense                                          194            191            188
----------------------------------------------------------------------------------------------

        NET INCOME                                      $   487        $   361        $   350
==============================================================================================




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                          As of December 31,
                                                                                         ---------------------
(In millions, except for share data)                                                     2000             1999
---------------------------------------------------------------------------------------------------------------------------
ASSETS
Investments
Fixed maturities, available for sale, at fair value (amortized cost of $14,219
   and $13,923)                                                                      $ 14,257       $  13,499
Equity securities, available for sale, at fair value                                       48              56
Policy loans, at outstanding balance                                                    3,573           4,187
Other investments                                                                         784             342
---------------------------------------------------------------------------------------------------------------------------
      Total investments                                                                18,662          18,084
Cash                                                                                       56              55
Premiums receivable and agents' balances                                                   15              29
Reinsurance recoverables                                                                1,257           1,274
Deferred policy acquisition costs                                                       4,325           4,013
Deferred income tax                                                                       239             459
Other assets                                                                              537             654
Separate account assets                                                               113,744         110,397
---------------------------------------------------------------------------------------------------------------------------
              TOTAL ASSETS                                                           $138,835       $ 134,965
          =================================================================================================================
LIABILITIES
Future policy benefits                                                               $  4,828       $   4,332
Other policyholder funds                                                               14,947          16,004
Other liabilities                                                                       2,124           1,613
Separate account liabilities                                                          113,744         110,397
---------------------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES                                                            135,643         132,346
         ==================================================================================================================

COMMITMENTS AND CONTINGENT LIABILITIES, NOTE 12

STOCKHOLDER'S EQUITY
Common stock - 1,000 shares authorized, issued and outstanding,
    par value $5,690                                                                        6               6
Capital surplus                                                                         1,045           1,045
Accumulated other comprehensive income (loss)
    Net unrealized capital gains (losses) on securities, net of tax                        16            (255)
                                                                                     --------------------------------------
   Total accumulated other comprehensive income (loss)                                     16            (255)
                                                                                     --------------------------------------
Retained earnings                                                                       2,125           1,823
===========================================================================================================================
        TOTAL STOCKHOLDER'S EQUITY                                                      3,192           2,619
         ==================================================================================================================
              TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                             $138,835       $ 134,965
         ==================================================================================================================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

                                                                            ACCUMULATED OTHER
                                                                          COMPREHENSIVE INCOME
                                                                                (LOSS)
                                                                          --------------------
                                                                                  NET
                                                                               UNREALIZED
                                                                                 CAPITAL                                  TOTAL
                                                    COMMON       CAPITAL      GAINS (LOSSES) ON           RETAINED     STOCKHOLDER'S
  (In millions)                                     STOCK        SURPLUS     SECURITIES, NET OF TAX       EARNINGS         EQUITY
------------------------------------------------------------------------------------------------------------------------------------
2000

  Balance, December 31, 1999                        $   6        $ 1,045          $(255)                   $1,823           $2,619
  Comprehensive income
  Net income                                                                                                  487              487
  Other comprehensive income, net of tax (1):                                                                               ------
    Net change in unrealized capital
      gains  (losses) on securities (2)                                             271                                        271
                                                                                                                            ------
Total other comprehensive income                                                                                               271
                                                                                                                            ------
Total comprehensive income                                                                                                     758
  Dividends                                                                                                  (185)            (185)
------------------------------------------------------------------------------------------------------------------------------------
    BALANCE, DECEMBER 31, 2000                      $   6        $ 1,045          $  16                    $2,125           $3,192
====================================================================================================================================
1999

  Balance, December 31, 1998                        $   6        $ 1,045          $ 184                    $1,462           $2,697
  Comprehensive income
  Net income                                                                                                  361              361
  Other comprehensive income (loss),                                                                                        ------
    net of tax (1):
    Net change in unrealized capital
     gains (losses) on securities (2)                                              (439)                                      (439)
                                                                                                                            ------
  Total other comprehensive loss                                                                                              (439)
    Total comprehensive loss                                                                                                   (78)
------------------------------------------------------------------------------------------------------------------------------------
    BALANCE, DECEMBER 31, 1999                      $   6        $ 1,045          $(255)                   $1,823           $2,619
====================================================================================================================================
1998

  Balance, December 31, 1997                        $   6        $ 1,045          $ 179                    $1,113           $2,343
  Comprehensive income
  Net income                                                                                                  350              350
  Other comprehensive income, net of tax (1):                                                                               ------
    Net change in unrealized capital
    gains on securities (2)                                                           5                                          5
                                                                                                                            ------
  Total other comprehensive income                                                                                               5
                                                                                                                            ------
    Total comprehensive income                                                                                                 355
  Dividends                                                                                                    (1)              (1)
------------------------------------------------------------------------------------------------------------------------------------
    BALANCE, DECEMBER 31, 1998                      $   6        $ 1,045          $ 184                    $1,462       $    2,697
====================================================================================================================================

(1) Net change in unrealized capital gain (loss) on securities is reflected net of tax of $147, $(236) and $3, for the years ended December 31, 2000, 1999 and 1998, respectively.
(2) Net of reclassification adjustment for after-tax losses realized in net income of $55, $2 and $1 for the years ended December 31, 2000, 1999 and 1998, respectively.


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           For the years ended December 31,
                                                                                           --------------------------------
(In millions)                                                                            2000             1999          1998
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income                                                                          $   487        $   361        $   350
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
   Net realized capital losses                                                              85              4              2
   Amortization of deferred policy acquisition costs                                       604            539            431
   Additions to deferred policy acquisition costs                                         (916)          (899)          (890)
   Depreciation and amortization                                                           (28)           (18)           (23)
   Loss due to commutation of reinsurance (See Note 9)                                      --             16             --
   Decrease (increase) in premiums receivable and agents' balances                          14            (18)             1
   Increase (decrease) in other liabilities                                                375           (303)          (120)
   Change in receivables, payables, and accruals                                            53            165            124
   Increase (decrease) in accrued taxes                                                     34           (163)            60
   Decrease (increase) in deferred income tax                                               73            241           (118)
   Increase in future policy benefits                                                      496            797            536
   Decrease (increase) in reinsurance recoverables                                          32           (318)          (101)
   Other, net                                                                               24            (79)           119
------------------------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                          1,333            325            371
====================================================================================================================================
INVESTING ACTIVITIES
   Purchases of investments                                                             (5,800)        (5,753)        (6,061)
   Sales of investments                                                                  4,230          6,383          4,901
   Maturity and principle paydowns of fixed maturity investments                         1,521          1,818          1,761
   Purchases of affiliates and other                                                         5            (25)            --
------------------------------------------------------------------------------------------------------------------------------------
      NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES                                 (44)         2,423            601
====================================================================================================================================
FINANCING ACTIVITIES
   Dividends paid                                                                         (185)            --             --
   Net disbursements for investment and universal life-type contracts charged
     against policyholder accounts                                                      (1,103)        (2,710)        (1,009)
------------------------------------------------------------------------------------------------------------------------------------
      NET CASH USED FOR FINANCING ACTIVITIES                                            (1,288)        (2,710)        (1,009)
====================================================================================================================================
   Net increase (decrease) in cash                                                           1             38            (37)
   Cash - beginning of year                                                                 55             17             54
------------------------------------------------------------------------------------------------------------------------------------
      CASH - END OF YEAR                                                               $    56        $    55        $    17
====================================================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
NET CASH PAID DURING THE YEAR FOR:
Income taxes                                                                           $   173        $   111        $   263

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

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   (Dollar amounts in millions except per share data unless otherwise stated)

1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

These Consolidated Financial Statements include Hartford Life Insurance Company and its wholly-owned subsidiaries ("Hartford Life Insurance Company" or the "Company"), Hartford Life and Annuity Insurance Company ("HLAI"), Hartford International Life Reassurance Corporation ("HLRe") and Servus Life Insurance Company, formerly Royal Life Insurance Company of America. The Company is a wholly-owned subsidiary of Hartford Life and Accident Insurance Company ("HLA"), a wholly-owned subsidiary of Hartford Life, Inc. ("Hartford Life"). Hartford Life is a direct subsidiary of Hartford Fire Insurance Company ("Hartford Fire"), a direct subsidiary of The Hartford Financial Services Group, Inc. ("The Hartford"). In November 1998, Hartford Life Insurance Company transferred in the form of a dividend, Hartford Financial Services, LLC and its subsidiaries to HLA.

Pursuant to an initial public offering (the "IPO") on May 22, 1997, Hartford Life sold to the public 26 million shares of Class A Common Stock at $28.25 per share and received proceeds, net of offering expenses, of $687. The 26 million shares sold in the IPO represented approximately 18.6% of the equity ownership in Hartford Life. On June 27, 2000, The Hartford acquired all of the outstanding common shares of Hartford Life not already owned by The Hartford (The Hartford Acquisition). As a result of The Hartford Acquisition, Hartford Life became a direct subsidiary of Hartford Fire.

Along with its parent, HLA, the Company is a leading financial services and insurance group which provides (a) investment products, such as individual variable annuities and fixed market value adjusted annuities, mutual funds and retirement plan services for savings and retirement needs; (b) individual life insurance for income protection and estate planning; (c) group benefits products such as group life and group disability insurance that is directly written by the Company and is substantially ceded to its parent, HLA, and (d) corporate owned life insurance.

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

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". SAB 101 provides that if registrants have not applied the accounting therein, they should implement the SAB and report a change in accounting principle. SAB 101, as subsequently amended, became effective for the

Company in the fourth quarter of 2000. The adoption of SAB 101 did not have a material impact on the Company's financial condition or results of operations.

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

(c) FUTURE ADOPTION OF NEW ACCOUNTING STANDARDS

In October 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125". SFAS No. 140 revises the criteria for accounting for certain transfers of financial assets and the reporting and disclosure requirements for collateral arrangements. Implementation of the accounting provisions of SFAS No. 140 is not expected to have a material impact on the Company's financial condition or results of operations.

In July 2000, the Emerging Issues Task Force (EITF) reached consensus on Issue No. 99-20, "Recognition of Interest Income and Impairment on Certain Investments". This pronouncement requires investors in certain asset-backed securities to record changes in their estimated yield on a prospective basis and to evaluate these securities for an other-than-temporary decline in value. This consensus is effective for financial statements with fiscal quarters beginning after March 15, 2001. Adoption of EITF No. 99-20 is not expected to have a material impact on the Company's financial condition or results of operations.

In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amended SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 established accounting and reporting requirements for derivative instruments, including certain derivative instruments embedded in other contracts. SFAS No. 133 requires, among other things, that all derivatives be carried on the balance sheet at fair value. SFAS No. 133 also specifies hedge accounting criteria under which a derivative can qualify for special accounting. SFAS No. 138 amended SFAS No. 133 so that for interest rate hedges, a company may designate as the hedged risk the risk of changes only in a benchmark interest rate. Also, credit risk is newly defined as the company-specific spread over the benchmark interest rate and may be hedged separately from, or in combination with, the benchmark interest rate. Initial application of SFAS No. 133, as amended, for Hartford Life Insurance Company began January 1, 2001. Implementation of SFAS No. 133, as amended, is expected to result in a cumulative transition adjustment charge of $3 after-tax. However, the FASB's Derivative Implementation Group continues to deliberate on multiple issues, the resolution of which could have a significant impact on the Company's expectations.

(d) REVENUE RECOGNITION

Fee income for investment and universal life-type contracts consists of policy charges for policy administration, cost of insurance charges and surrender charges assessed against policyholders' account balances and are recognized in the period in which services are provided. Premiums for traditional life insurance are recognized as revenues when due from policyholders. Retrospective and contingent commissions and other related expenses are incurred and recorded in the same period that the retrospective premiums are recorded or other contract provisions are met.

(e) DIVIDENDS TO POLICYHOLDERS

Policyholder dividends are accrued using an estimate of the amount to be paid based on underlying contractual obligations under participating policies and applicable state laws. If limitations exist on the amount of net income from participating life insurance contracts that may be distributed to stockholders, the policyholders' share of net income on those contracts that cannot be distributed is excluded from stockholder's equity by a charge to operations and a credit to a liability.

Participating life insurance in force accounted for 18%, 24% and 25% as of December 31, 2000, 1999 and 1998, respectively, of total life insurance in force. Dividends to policyholders were $67, $104 and $329 for the years ended December 31, 2000, 1999 and 1998, respectively. There were no additional amounts of income allocated to participating policyholders.

(f) INVESTMENTS

Hartford Life Insurance Company's investments in both fixed maturities, which include bonds, redeemable preferred stock and commercial paper, and equity securities, which include common and non-redeemable preferred stocks, are classified as "available for sale" in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, these securities are carried at fair value with the after-tax difference from cost reflected in stockholder's equity as a component of accumulated other comprehensive income. Policy loans are carried at outstanding balance which approximates fair value. Other invested assets primarily consist of partnership investments, which are accounted for by the equity method, and mortgage loans, whereby the carrying value approximates fair value.

Net realized capital gains (losses) on security transactions associated with the Company's immediate participation guaranteed contracts are recorded and effectively offset by amounts owed to policyholders and were $(9), $2 and $8 for the years ended December 31, 2000, 1999 and 1998, respectively. Under the terms of the contracts, the realized gains and losses will be credited to policyholders in future years as they are entitled to receive them. Net realized capital gains and losses, excluding those related to immediate participation guaranteed contracts, are reported as a component of revenue and are determined on a specific identification basis.

The Company's accounting policy for impairment requires recognition of an other than temporary impairment charge on a security if it is determined that the Company is unable to recover all amounts due under the contractual obligations of the security. In addition, for securities expected to be sold, an other than temporary impairment charge is recognized if the Company does not expect the fair value of a security to recover to cost or amortized cost prior to the expected date of sale. Once an impairment charge has been recorded, the Company then continues to review the other than temporarily impaired securities for appropriate valuation on an ongoing basis.

(g) DERIVATIVE INSTRUMENTS

HEDGE ACCOUNTING -- Hartford Life Insurance Company uses a variety of derivative instruments, including swaps, caps, floors, forwards and exchange traded futures and options in compliance with Company policy and in order to achieve one of three Company approved objectives: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; or to control transaction costs. The Company is considered an end user of derivative instruments and as such does not make a market or trade in these instruments for the express purpose of earning trading profits. Hartford Life Insurance Company's accounting for derivative instruments used to manage risk is in accordance with the concepts established in SFAS No. 80, "Accounting for Futures Contracts", SFAS No. 52, "Foreign Currency Translation", American Institute of Certified Public Accountants (AICPA) Issue Paper No. 86-2, "Accounting for Options" and various Emerging Issues Task Force pronouncements. Written options are used, in all cases in conjunction with other assets and derivatives, as part of the Company's asset and liability management strategy. Derivative instruments are carried at values consistent with the asset or liability being hedged. Derivative instruments used to hedge fixed maturities or equity securities are carried at fair value with the after-tax difference from cost reflected in stockholder's equity as a component of accumulated other comprehensive income. Derivative instruments used to hedge other invested assets or liabilities are carried at cost. For a discussion of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", issued in June 1998, see (c) Future Adoption of New Accounting Standards. Initial application of SFAS No. 133, as amended, for Hartford Life Insurance Company began in the first quarter of 2001.

Derivative instruments must be designated at inception as a hedge and measured for effectiveness both at inception and on an ongoing basis. Hartford Life Insurance Company's correlation threshold for hedge designation is 80% to 120%. If correlation, which is assessed monthly or quarterly and measured based on a rolling three month average, falls outside the 80% to 120% range, hedge accounting will be terminated. Derivative instruments used to create a synthetic asset must meet synthetic accounting criteria, including designation at inception and consistency of terms between the synthetic and the instrument being replicated. Consistent with industry practice, synthetic instruments are accounted for like the financial instrument they are intended to replicate. Derivative instruments which fail to meet risk management criteria are marked to market with the impact reflected in the Consolidated Statements of Income.

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

FORWARD COMMITMENTS -- Open forward commitment contracts are marked to market through stockholder's equity as a component of accumulated other comprehensive income. Such contracts are accounted for at settlement by recording the purchase of the specified securities at the previously committed price. Gains or losses resulting from the termination of forward commitment contracts are recognized immediately in the Consolidated Statements of Income as a component of net investment income.

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

INTEREST RATE CAPS AND FLOORS -- Premiums paid on purchased cap or floor agreements and the premium received on issued cap or floor agreements (used for risk management) are adjusted into the basis of the applicable asset or liability and amortized over the asset life or liability life. Gains or losses on termination of such positions are adjusted into the basis of the asset or liability and amortized over the remaining asset or liability life. Net payments are recognized as an adjustment to income or basis adjusted and amortized depending on the specific hedge strategy.

FORWARD EXCHANGE AND CURRENCY SWAPS CONTRACTS -- Forward exchange contracts and foreign currency swaps are accounted for in accordance with SFAS No. 52. Changes in the spot rate of instruments designated as hedges of the net investment in a foreign subsidiary are reflected in stockholder's equity as a component of accumulated other comprehensive income.

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

(i) DEFERRED POLICY ACQUISITION COSTS

Policy acquisition costs, which include commissions and certain other expenses associated with acquiring business, are deferred and amortized over the estimated lives of the contracts, usually 20 years. Generally, acquisition costs are deferred and amortized using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of expected gross profits from investment, mortality and expense margins and surrender charges. Actual gross profits can vary from management's estimates, resulting in increases or decreases in the rate of amortization. Management periodically reviews these estimates and evaluates the recoverability of the deferred acquisition cost asset. When appropriate, management revises its assumptions on the estimated gross profits of these contracts and the cumulative amortization for the books of business are re-estimated and adjusted by a cumulative charge or credit to income.

Acquisition costs and their related deferral are included in the Company's insurance expenses and other as follows:

                                            2000         1999           1998
--------------------------------------------------------------------------------
Commissions                                $ 929        $ 887        $ 1,069
Deferred acquisition costs                  (916)        (899)          (890)
General insurance expenses and other         587          643            587
--------------------------------------------------------------------------------
    Insurance expenses and other           $ 600        $ 631        $   766
================================================================================

(j) FUTURE POLICY BENEFITS

Liabilities for future policy benefits are computed by the net level premium method using interest rate assumptions varying from 3% to 11% and withdrawal and mortality assumptions appropriate at the time the policies were issued.

(k) OTHER POLICYHOLDER FUNDS

Other policyholder funds include reserves for investment contracts without life contingencies, corporate owned life insurance and universal life insurance contracts. Of the amounts included in other policyholder funds, $14.9 billion and $16.0 billion for the years ended December 31, 2000 and 1999, respectively, represent policyholder obligations.

The liability for policy benefits for universal life-type contracts is equal to the balance that accrues to the benefit of policyholders, including credited interest, amounts that have been assessed to compensate the Company for services to be performed over future periods, and any amounts previously assessed against policyholders that are refundable on termination of the contract. For investment contracts, policyholder liabilities are equal to the accumulated policy account values, which consist of an accumulation of deposit payments plus credited interest, less withdrawals and amounts assessed through the end of the period.

3.  INVESTMENTS AND DERIVATIVE INSTRUMENTS

                                                                              For the years ended December 31,
                                                                              ----------------------------------
                                                                              2000           1999           1998
----------------------------------------------------------------------------------------------------------------
(a) COMPONENTS OF NET INVESTMENT INCOME
Interest income from fixed maturities                                      $   959        $   934        $   952
Interest income from policy loans                                              305            391            789
Income from other investments                                                   75             48             32
----------------------------------------------------------------------------------------------------------------
Gross investment income                                                      1,339          1,373          1,773
Less:  Investment expenses                                                      13             14             14
----------------------------------------------------------------------------------------------------------------
   NET INVESTMENT INCOME                                                   $ 1,326        $ 1,359        $ 1,759
================================================================================================================

(b) COMPONENTS OF NET REALIZED CAPITAL (LOSSES) GAINS

Fixed maturities                                                           $  (106)       $    (5)       $   (20)
Equity securities                                                                3              2             21
Real Estate and other                                                            9              1              5
Change in liability to policyholders for net realized capital losses             9             (2)            (8)
       (gains)
-----------------------------------------------------------------------------------------------------------------
   NET REALIZED CAPITAL LOSSES                                             $   (85)       $    (4)       $    (2)
=================================================================================================================

                                                                                        For the years ended December 31,
                                                                                         --------------------------------
                                                                                           2000         1999         1998
------------------------------------------------------------------------------------------------------------------------------
(c) NET CHANGE IN UNREALIZED CAPITAL (LOSSES) GAINS ON EQUITY SECURITIES

Gross unrealized capital gains                                                            $   2        $   9        $   2
Gross unrealized capital losses                                                              (5)          (2)          (1)
------------------------------------------------------------------------------------------------------------------------------
Net unrealized capital (losses) gains                                                        (3)           7            1
Deferred income taxes                                                                        (1)           2           --
------------------------------------------------------------------------------------------------------------------------------
Net unrealized capital (losses) gains, net of tax                                            (2)           5            1
Balance - beginning of year                                                                   5            1            9
------------------------------------------------------------------------------------------------------------------------------
   NET CHANGE IN UNREALIZED CAPITAL (LOSSES) GAINS ON EQUITY SECURITIES                   $  (7)       $   4        $  (8)
==============================================================================================================================

(d) NET CHANGE IN UNREALIZED CAPITAL GAINS (LOSSES) ON FIXED MATURITIES

Gross unrealized capital gains                                                            $ 269        $  48        $ 421
Gross unrealized capital losses                                                            (231)        (472)        (108)
Unrealized capital gains (losses) credited to policyholders                                 (10)          24          (32)
------------------------------------------------------------------------------------------------------------------------------
Net unrealized capital gains (losses)                                                        28         (400)         281
Deferred income taxes                                                                        10         (140)          98
------------------------------------------------------------------------------------------------------------------------------
Net unrealized capital gains (losses), net of tax                                            18         (260)         183
Balance - beginning of year                                                                (260)         183          170
------------------------------------------------------------------------------------------------------------------------------
   NET CHANGE IN UNREALIZED CAPITAL GAINS (LOSSES) ON FIXED MATURITIES                    $ 278        $(443)       $  13
==============================================================================================================================


(e) FIXED MATURITY INVESTMENTS

                                                                                      As of December 31, 2000
                                                                   --------------------------------------------------------------
                                                                                        Gross             Gross
                                                                    Amortized        Unrealized        Unrealized
                                                                      Cost              Gains            Losses         Fair Value
-----------------------------------------------------------------------------------------------------------------------------------
  U. S. Government and Government agencies and authorities
    (guaranteed and sponsored)                                  $        185      $         16      $          -     $        201
  U. S. Government and Government agencies and authorities
    (guaranteed and sponsored) - asset backed                            895                20                (9)             906
  States, municipalities and political subdivisions                       79                 5                (1)              83
  Foreign governments                                                    269                 7                (8)             268
  Public utilities                                                       557                 4               (10)             551
  All other corporate, including international                         5,816               102              (153)           5,765
  All other corporate - asset backed                                   5,284               112               (39)           5,357
  Short-term investments                                                 750                 -                 -              750
  Certificates of deposit                                                383                 3               (11)             375
  Redeemable preferred stock                                               1                 -                 -                1
-----------------------------------------------------------------------------------------------------------------------------------
    TOTAL FIXED MATURITIES                                      $     14,219      $        269      $       (231)    $     14,257
===================================================================================================================================

                                                                          As of December 31, 1999
                                                              ---------------------------------------------------------------------
                                                                             Gross      Gross
                                                               Amortized  Unrealized  Unrealized
                                                                 Cost        Gains      Losses      Fair Value
-----------------------------------------------------------------------------------------------------------------------------------
U. S. Government and Government agencies and authorities
  (guaranteed and sponsored)                                   $   180       $ 5       $  (3)       $   182
U. S. Government and Government agencies and authorities
  (guaranteed and sponsored) - asset backed                      1,094         5         (35)         1,064
States, municipalities and political subdivisions                  155         2          (1)           156
Foreign governments                                                289         6         (14)           281
Public utilities                                                   865         7         (39)           833
All other corporate, including international                     5,646        18        (244)         5,420
All other corporate - asset backed                               4,103         5        (123)         3,985
Short-term investments                                           1,156        --          --          1,156
Certificates of deposit                                            434        --         (12)           422
Redeemable preferred stock                                           1        --          (1)            --
-----------------------------------------------------------------------------------------------------------------------------------
  TOTAL FIXED MATURITIES                                       $13,923       $48       $(472)       $13,499
===================================================================================================================================

The amortized cost and estimated fair value of fixed maturity investments as of December 31, 2000 by estimated maturity year are shown below. Expected maturities differ from contractual maturities due to call or prepayment provisions. Asset backed securities, including mortgage backed securities and collateralized mortgage obligations, are distributed to maturity year based on the Company's estimates of the rate of future prepayments of principal over the remaining lives of the securities. These estimates are developed using prepayment speeds provided in broker consensus data. Such estimates are derived from prepayment speeds experienced at the interest rate levels projected for the applicable underlying collateral and can be expected to vary from actual experience.


MATURITY                              Amortized Cost  Fair Value
--------------------------------------------------------------------------------
One year or less                        $ 1,238       $ 1,238
Over one year through five years          5,532         5,570
Over five years through ten years         4,258         4,305
Over ten years                            3,191         3,144
--------------------------------------------------------------------------------
     TOTAL                              $14,219       $14,257
================================================================================

(f) SALES OF FIXED MATURITY AND EQUITY SECURITY INVESTMENTS

Sales of fixed maturities, excluding short-term fixed maturities, for the years ended December 31, 2000, 1999 and 1998 resulted in proceeds of $3.0 billion, $3.4 billion and $3.2 billion, gross realized capital gains of $29, $153 and $103, gross realized capital losses (including writedowns) of $126, $160 and $131, respectively. Sales of equity security investments for the years ended December 31, 2000, 1999 and 1998 resulted in proceeds of $15, $7 and $35 and gross realized capital gains of $5, $2 and $21, respectively, and gross realized capital losses of $2 for the year ended December 31, 2000. There were no realized capital losses on sales of equity security investments in 1999 and 1998.

(g) CONCENTRATION OF CREDIT RISK

The Company is not exposed to any concentration of credit risk in fixed maturities of a single issuer greater than 10% of stockholder's equity.

(h) DERIVATIVE INSTRUMENTS

Hartford Life Insurance Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards and exchange traded futures and options, in compliance with Company policy and in order to achieve one of three Company approved objectives: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; or, to control transactions costs. The Company utilizes derivative instruments to manage market risk through four principal risk management strategies: hedging anticipated transactions, hedging liability instruments, hedging invested assets and hedging portfolios of assets and/or liabilities. The Company is considered an end user of derivative instruments and, as such, does not make a market or trade in these instruments for the express purpose of earning trading profits.

The Company maintains a derivatives counterparty exposure policy which establishes market based credit limits, favors long-term financial stability and creditworthiness, and typically requires credit enhancement/credit risk reducing agreements. Credit risk is measured as the amount owed to the Company based on current market conditions and potential payment obligations between the Company and its counterparties. Credit exposures are generally quantified weekly and netted, and collateral is pledged to or held by the Company to the extent the current value of derivatives exceed exposure policy thresholds.

The Company's derivative program is monitored by an internal compliance unit and is reviewed by senior management. Notional amounts, which represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk, pertaining to derivative financial instruments (excluding the Company's guaranteed separate account derivative investments, see Note 5), totaled $3.7 billion and $5.5 billion ($3.0 billion and $3.9 billion related to the Company's investments and $661 and $1.6 billion related to Company's liabilities) as of December 31, 2000 and 1999, respectively.

The tables below provide a summary of derivative instruments held by Hartford Life Insurance Company as of December 31, 2000 and 1999, segregated by major investment and liability category:

                  2000                                                  AMOUNT HEDGED (NOTIONAL AMOUNTS)
------------------------------------------------------------------------------------------------------------------------------------
                                            Total                    Purchased                   Interest      Foreign        Total
                                            Carrying   Issued Caps  Caps, Floors                Rate Swaps    Currency      Notional
ASSETS HEDGED                                Value       & Floors    & Options    Futures (1)   & Forwards    Swaps (2)      Amount
-----------------------------------------------------------------------------------------------------------------------------------
Asset backed securities (excluding
  anticipatory)                           $  6,262        $ --          $ --       $   --          $1,492     $   --         $1,492
Anticipatory (3)                                --          --            --          144              --         --            144
Other bonds and notes                        7,245         139           158           --           1,081         34          1,412
Short-term investments                         750          --            --           --              --         --             --
-----------------------------------------------------------------------------------------------------------------------------------
     TOTAL FIXED MATURITIES                 14,257         139           158          144           2,573         34          3,048
Equity securities, policy loans and
  other investments                          4,405          --            --           --              --         --             --
-----------------------------------------------------------------------------------------------------------------------------------
     TOTAL INVESTMENTS                    $ 18,662         139           158          144           2,573         34          3,048
     OTHER POLICYHOLDER FUNDS             $ 14,947          --           650           --              11         --            661
-----------------------------------------------------------------------------------------------------------------------------------
     TOTAL DERIVATIVE INSTRUMENTS
        - NOTIONAL VALUE                               $   139          $808         $144          $2,584     $   34         $3,709
===================================================================================================================================
     TOTAL DERIVATIVE INSTRUMENTS
         - FAIR VALUE                                  $    (4)          $ 5         $ --          $   26     $   --         $   27
===================================================================================================================================


                  1999                                                  AMOUNT HEDGED (NOTIONAL AMOUNTS)
-------------------------------------------------------------------------------------------------------------------------------
                                       Total                   Purchased                   Interest      Foreign        Total
                                      Carrying   Issued Caps  Caps, Floors                Rate Swaps    Currency      Notional
ASSETS HEDGED                           Value       & Floors    & Options   Futures (1)   & Forwards    Swaps (2)      Amount
-------------------------------------------------------------------------------------------------------------------------------
Asset backed securities (excluding
  anticipatory)                       $  5,049        $ --       $   --    $  --         $   911        $  --           $   911
Anticipatory (3)                           --           --           --        5             112           --               117
Other bonds and notes                    7,294         494          611       --           1,676           80             2,861
Short-term investments                   1,156          --           --       --             --            --                --
-------------------------------------------------------------------------------------------------------------------------------
     TOTAL FIXED MATURITIES             13,499         494          611        5           2,699           80             3,889
Equity securities, policy loans and
  other investments                      4,585          --           --       --              --           --                --
-------------------------------------------------------------------------------------------------------------------------------
     TOTAL INVESTMENTS                $ 18,084         494          611        5           2,699           80             3,889
     OTHER POLICYHOLDER FUNDS         $ 16,004          --        1,150       --             430           --             1,580
-------------------------------------------------------------------------------------------------------------------------------
     TOTAL DERIVATIVE INSTRUMENTS
         - NOTIONAL VALUE                         $    494      $ 1,761     $  5          $3,129       $   80           $ 5,469
===============================================================================================================================
     TOTAL DERIVATIVE INSTRUMENTS
          - FAIR VALUE                            $    (22)     $     8     $ --          $  (30)      $    2           $   (42)
===============================================================================================================================

(1) As of December 31, 2000 and 1999, 100% of the notional futures contracts mature within one year.

(2) As of December 31, 2000, no foreign currency swaps mature within one year. As of December 31, 1999, approximately 28% of foreign currency swaps were scheduled to mature within one year. In years 2007 to 2009, 80% of the notional value will mature.
(3) Deferred gains and losses on anticipatory transactions are included in the carrying value of fixed maturities in the Consolidated Balance Sheets. At the time of the ultimate purchase, they are reflected as a basis adjustment to the purchased asset. As of December 31, 2000, the Company had $0.2 of net deferred gains for futures contracts. The Company expects the anticipatory transaction to occur in the first quarter of 2001 and the entire $0.2 of net deferred gains will be amortized into income as a hedge of a forecasted transaction. As of December 31, 1999, the Company had $1.4 of net deferred losses for futures contracts and interest rate swaps which were basis adjusted in 2000.

The following is a reconciliation of notional amounts by derivative type and strategy as of December 31, 2000 and 1999:

                          December 31, 1999                            Maturities/        December 31, 2000
                           Notional Amount          Additions         Terminations (1)       Notional Amount
-------------------------------------------------------------------------------------------------------------
BY DERIVATIVE TYPE
Caps                           $1,764                   $--                $1,187                  $577
Floors                            405                   100                   210                   295
Swaps/Forwards                  3,209                 1,697                 2,288                 2,618
Futures                             5                   300                   161                   144
Options                            86                    --                    11                    75
-------------------------------------------------------------------------------------------------------------
   TOTAL                       $5,469                $2,097                $3,857                $3,709
=============================================================================================================

BY STRATEGY
Liability                      $1,580                  $215                $1,134                  $661
Anticipatory                      117                   339                   312                   144
Asset                           2,802                 1,300                 1,338                 2,764
Portfolio                         970                   243                 1,073                   140
-------------------------------------------------------------------------------------------------------------
   TOTAL                       $5,469                $2,097                $3,857                $3,709
=============================================================================================================

(1) During 2000, the Company had no significant gains or losses on terminations of hedge positions using derivative financial instruments.

(i) COLLATERAL ARRANGEMENTS

Hartford Life Insurance Company entered into various collateral arrangements which require both the pledging and accepting of collateral, in connection with its derivative instruments and repurchase agreements. As of December 31, 2000, collateral pledged had not been separately reported in the Consolidated Balance Sheets. The classification and carrying amounts of collateral pledged at December 31, 2000 were as follows:


                                                                                                        Carrying
ASSETS                                                                                                   Amount
-----------------------------------------------------------------------------------------------------------------
U.S. Government and Government agencies and authorities (guaranteed and sponsored)                         $3
U.S. Government and Government agencies and authorities (guaranteed and sponsored) - asset backed           4
-----------------------------------------------------------------------------------------------------------------
   TOTAL                                                                                                   $7
-----------------------------------------------------------------------------------------------------------------

At December 31, 2000, Hartford Life Insurance Company had accepted collateral consisting primarily of U.S. Government securities with a fair value of $252. While the Company is permitted by contract to sell or repledge the collateral accepted, none of the collateral has been sold or repledged at December 31, 2000. As of December 31, 2000, all collateral accepted was held in separate custodial accounts.

4.  FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107 "Disclosure about Fair Value of Financial Instruments", requires disclosure of fair value information of financial instruments. For certain financial instruments where quoted market prices are not available, other independent valuation techniques and assumptions are used. Because considerable judgment is used, these estimates are not necessarily indicative of amounts that could be realized in a current market exchange. SFAS No. 107 excludes certain financial instruments from disclosure, including insurance contracts other than financial guarantees and investment contracts. Hartford Life Insurance Company uses the following methods and assumptions in estimating the fair value of each class of financial instrument.

Fair value for fixed maturities and marketable equity securities approximates those quotations published by applicable stock exchanges or received from other reliable sources.

For policy loans, carrying amounts approximate fair value.

Fair value of other investments, which primarily consist of partnership investments, is based on external market valuations from partnership management. Other investments also include mortgage loans, whereby the carrying value approximates fair value.

Other policyholder funds fair value information is determined by estimating future cash flows, discounted at the current market rate.

The fair value of derivative financial instruments, including swaps, caps, floors, futures, options and forward commitments, is determined using a pricing model which is similar to external valuation models. Derivative instruments are reported below as a component of other investments.

The carrying amount and fair values of Hartford Life Insurance Company's financial instruments as of December 31, 2000 and 1999 were as follows:

                                                      2000                            1999
                                      ----------------------------------------------------------------
                                      Carrying Amount    Fair Value     Carrying Amount    Fair Value
------------------------------------------------------------------------------------------------------
ASSETS
  Fixed maturities                      $14,257          $14,257          $13,499          $13,499
  Equity securities                          48               48               56               56
  Policy loans                            3,573            3,573            4,187            4,187
  Other investments                         784              785              342              348
LIABILITIES
  Other policyholder funds (1)           11,676           11,305           11,734           11,168
=======================================================================================================

(1) Excludes universal life insurance contracts, including corporate owned life insurance.

5.  SEPARATE ACCOUNTS

Hartford Life Insurance Company maintained separate account assets and liabilities totaling $113.7 billion and $110.4 billion as of December 31, 2000 and 1999, respectively, which are reported at fair value. Separate account assets, which are segregated from other investments, reflect two categories of risk assumption: non-guaranteed separate accounts totaling $104.1 billion and $101.7 billion as of December 31, 2000 and 1999, respectively, wherein the policyholder assumes substantially all the investment risks and rewards, and guaranteed separate accounts totaling $9.6 and $8.7 billion as of December 31, 2000 and 1999, respectively, wherein Hartford Life Insurance Company contractually guarantees either a minimum return or account value to the policyholder. Included in non-guaranteed separate account assets were policy loans totaling $697 and $860 as of December 31, 2000 and 1999, respectively. Net investment income (including net realized capital gains and losses) and interest credited to policyholders on separate account assets are not reflected in the Consolidated Statements of Income.

Separate account management fees and other revenues were $1.3 billion, $1.1 billion, and $908 in 2000, 1999 and 1998, respectively. The guaranteed separate accounts include fixed market value adjusted (MVA) individual annuities and modified guaranteed life insurance. The average credited interest rate on these contracts was 6.6% and 6.5% as of December 31, 2000 and 1999, respectively. The assets that support these liabilities were comprised of $9.4 billion and $8.7 billion in fixed maturities as of December 31, 2000 and 1999, respectively, and $0.2 billion of other invested assets as of December 31, 2000. The portfolios are segregated from other investments and are managed to minimize liquidity and interest rate risk. In order to minimize the risk of disintermediation associated with early withdrawals, fixed MVA annuity and modified guaranteed life insurance contracts carry a graded surrender charge as well as a market value adjustment. Additional investment risk is hedged using a variety of derivatives which totaled $3 and $(96) in carrying value and $3.5 billion and $2.0 billion in notional amounts as of December 31, 2000 and 1999, respectively.

6.  STATUTORY RESULTS

                                             For the years ended December 31,
                                 ---------------------------------------------------------------------
                                         2000            1999            1998
------------------------------------------------------------------------------------------------------
Statutory net income                   $  283          $  151          $  211
------------------------------------------------------------------------------------------------------
Statutory capital and surplus          $1,972          $1,905          $1,676
======================================================================================================

A significant percentage of the consolidated statutory surplus is permanently reinvested or is subject to various state regulatory restrictions which limit the payment of dividends without prior approval. The total amount of statutory dividends which may be paid by the insurance subsidiaries of the Company in 2001, without prior regulatory approval, is estimated to be $303.

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

The NAIC adopted the Codification of Statutory Accounting Principles (Codification) in March 1998. The effective date for the statutory accounting guidance is January 1, 2001. Each of Hartford Life Insurance Company's domiciliary states has adopted Codification and the Company has made the necessary changes in its statutory reporting required for implementation. The Company has determined that the overall impact of applying the new guidance will result in a one-time statutory cumulative transition benefit of approximately $50 in statutory surplus.

7.  STOCK COMPENSATION PLANS

Hartford Life's employees are included in The Hartford 2000 Incentive Stock Plan and The Hartford Employee Stock Purchase Plan. Prior to The Hartford Acquisition, eligible employees of Hartford Life were included in Hartford Life's stock based compensation plans, the 1997 Hartford Life, Inc. Incentive Stock Plan and the Hartford Life, Inc. Employee Stock Purchase Plan. As a result of the The Hartford Acquisition, all eligible participants of Hartford Life's stock based compensation plans were converted to The Hartford's stock based compensation plans. For the year ended December 31, 2000, Hartford Life Insurance Company's compensation expense related to The Hartford's two stock based compensation plans and Hartford Life's two stock based compensation plans was not material to Hartford Life Insurance Company's results of operations. For the years ended December 31, 1999 and 1998, Hartford Life Insurance Company's compensation expense related to Hartford Life's two stock based compensation plans was not material.

8.  POSTRETIREMENT BENEFIT AND SAVINGS PLANS

(a) PENSION PLANS

Hartford Life's employees are included in The Hartford's non-contributory defined benefit pension and postretirement health care and life insurance benefit plans. Defined benefit pension expense, allocated by The Hartford to Hartford Life Insurance Company, was $5 in 2000, $6 in both 1999 and 1998. Postretirement health care and life insurance benefits expense, allocated by The Hartford, was not material to the results of operations for 2000, 1999 and 1998.

(b) INVESTMENT AND SAVINGS PLAN

Substantially all Hartford Life's U.S. employees are eligible to participate in The Hartford's Investment and Savings Plan. The cost to Hartford Life Insurance Company for this plan was approximately $5 in 2000 and $4 in both 1999 and 1998.

9.  REINSURANCE

Hartford Life Insurance Company cedes insurance to other insurers in order to limit its maximum losses. Such transfer does not relieve Hartford Life Insurance Company of its primary liability and, as such, failure of reinsurers to honor their obligations could result in losses to Hartford Life Insurance Company. Hartford Life Insurance Company reduces this risk by evaluating the financial condition of reinsurers and monitoring for possible concentrations of credit risk. As of December 31, 2000, Hartford Life Insurance Company had no significant concentrations of credit risk related to reinsurance.

The Company records a receivable for reinsured benefits paid and the portion of insurance liabilities that are reinsured. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. Reinsurance recoveries on ceded reinsurance contracts recognized in the Consolidated Statements of Income were $578, $397 and $300 for the years ended December 31, 2000, 1999 and 1998, respectively. Hartford Life Insurance Company also assumes insurance from other insurers.

The effect of reinsurance on fee income, earned premiums and other is summarized as follows:

                                                    For the years ended December 31,
                                         ------------------------------------------------------------
FEE INCOME, EARNED PREMIUMS AND OTHER             2000              1999              1998
-----------------------------------------------------------------------------------------------------
Gross                                          $ 2,885           $ 2,660           $ 2,722
Reinsurance assumed                                 44                95               150
Reinsurance ceded                                 (723)             (710)             (654)
-----------------------------------------------------------------------------------------------------
   NET                                         $ 2,206           $ 2,045           $ 2,218
=====================================================================================================

Hartford Life Insurance Company maintains certain reinsurance agreements with HLA, whereby the Company cedes both group life and group accident and health risk. Under these treaties, the Company ceded group life premium of $101, $119 and $132 in 2000, 1999 and 1998, respectively, and accident and health premium of $429, $430 and $379, respectively, to HLA.

Pursuant to a reinsurance agreement dating back to 1992, the Company assumed 100% of certain blocks of individual life insurance from HLA. Under this reinsurance agreement Hartford Life Insurance Company assumed $9 and $13 of premium from HLA in 1999 and 1998, respectively. On December 1, 1999, HLA recaptured this in force block of individual life insurance previously ceded to the Company. This commutation resulted in a reduction in the Company's assets of $666, consisting of $556 of invested assets, $99 of deferred policy acquisition costs and $11 of other assets. Liabilities decreased $650, consisting of $543 of other policyholder funds, $60 of future policy benefits and $47 of other liabilities. As a result, the Company recognized an after-tax loss relating to this transaction of $16.

In 1998, Hartford Life recaptured an in force block of Corporate Owned Life Insurance (COLI) business previously ceded to MBL Assurance Co. of New Jersey (MBL Life). The transaction was consummated through an assignment of a reinsurance arrangement between Hartford Life Insurance Company and MBL Life to a Hartford Life Insurance Company subsidiary. Hartford Life Insurance Company originally assumed the life insurance block in 1992 from Mutual Benefit Life, which was placed in court-supervised rehabilitation in 1991, and reinsured a portion of those policies back to MBL Life. This recapture was effective January 1, 1998 and resulted in a decrease in ceded premiums and other considerations of $163 in 1998. Additionally, this transaction resulted in a decrease in reinsurance recoverables of $4.8 billion, which was exchanged for the fair value of assets comprised of $4.3 billion in policy loans and $443 in other net assets.

10.  INCOME TAX

Hartford Life and The Hartford have entered into a tax sharing agreement under which each member in the consolidated U.S. federal income tax return will make payments between them such that, with respect to any period, the amount of taxes to be paid by the Company, subject to certain adjustments, generally will be determined as though the Company were filing a separate federal income tax return.

As long as The Hartford continues to own at least 80% of the combined voting power of the value of the outstanding capital stock of the Company, the Company will be included in The Hartford's consolidated federal income tax return. The life insurance companies filed a separate consolidated federal income tax return for 1999 and 1998. The Company's effective tax rate was 28% in 2000 and 35% in both 1999 and 1998, respectively.

Income tax expense (benefit) is as follows:

                                     For the years ended December 31,
                              --------------------------------------------------
                               2000           1999            1998
--------------------------------------------------------------------------------
Current                        $121          $ (50)          $ 307
Deferred                         73            241            (119)
--------------------------------------------------------------------------------
   INCOME TAX EXPENSE          $194          $ 191           $ 188
================================================================================

A reconciliation of the tax provision at the U.S. federal statutory rate to the provision (benefit) for income taxes is as follows:

                                                             For the years ended December 31,
                                                          ----------------------------------------
                                                           2000            1999           1998
--------------------------------------------------------------------------------------------------
Tax provision at the U.S. federal statutory rate          $ 238           $ 193           $188
Municipal bond and other tax-exempt income                  (24)             --             --
IRS audit settlement (See Note 12(c))                       (24)             --             --
Other                                                         4              (2)            --
--------------------------------------------------------------------------------------------------
   TOTAL                                                  $ 194           $ 191           $188
==================================================================================================

Deferred tax assets (liabilities) include the following as of December 31:

                                                                             2000            1999
                                                                        ---------------------------
Tax basis deferred policy acquisition costs                                 $ 749           $ 720
Financial statement deferred policy acquisition costs and reserves           (112)             11
Employee benefits                                                              (1)             (3)
Net unrealized capital losses (gains) on securities                            (9)            138
Investments and other                                                        (388)           (407)
--------------------------------------------------------------------------------------------------
    TOTAL                                                                   $ 239           $ 459
==================================================================================================

Hartford Life Insurance Company had a current tax receivable of $96 and $56 as of December 31, 2000 and 1999, respectively.

Prior to the Tax Reform Act of 1984, the Life Insurance Company Income Tax Act of 1959 permitted the deferral from taxation of a portion of statutory income under certain circumstances. In these situations, the deferred income was accumulated in a "Policyholders' Surplus Account" and, based on current tax law, will be taxable in the future only under conditions which management considers to be remote; therefore, no federal income taxes have been provided on the balance in this account, which for tax return purposes was $104 as of December 31, 2000.

11.  RELATED PARTY TRANSACTIONS

Transactions of the Company with its affiliates relate principally to tax settlements, reinsurance, insurance coverage, rental and service fees, payment of dividends and capital contributions. In addition, certain affiliated insurance companies purchased group annuity contracts from the Company to fund pension costs and claim annuities to settle casualty claims. Substantially all general insurance expenses related to the Company, including rent and employee benefit plan expenses, are initially paid by The Hartford. Direct expenses are allocated to the Company using specific identification, and indirect expenses are allocated using other applicable methods. Indirect expenses include those for corporate areas which, depending on type, are allocated based on either a percentage of direct expenses or on utilization. Indirect expenses allocated to the Company by The Hartford were $56 in 2000 and $47 in both 1999 and 1998.

12.  COMMITMENTS AND CONTINGENT LIABILITIES

(a)      LITIGATION

Hartford Life Insurance Company is involved or may become involved in various legal actions, in the normal course of its business, in which claims for alleged economic and punitive damages have been or may be asserted. Some of the pending litigation has been filed as purported class actions and some actions have been filed in certain jurisdictions that permit punitive damage awards that are disproportionate to the actual damages incurred. Although there can be no assurances, at the present time, the Company does not anticipate that the ultimate liability arising from potential, pending or threatened legal actions, after consideration of provisions made for estimated losses and costs of defense, will have a material adverse effect on the financial condition or operating results of the Company.

(b) LEASES

The rent paid to Hartford Fire for space occupied by the Company was $14, $9 and $7 in 2000, 1999 and 1998, respectively. Future minimum rental commitments are as follows:



               2001                   $ 14
               2002                     13
               2003                     12
               2004                     12
               2005                     13
         Thereafter                     49
--------------------------------------------
              TOTAL                   $113
============================================

The principal executive offices of Hartford Life Insurance Company, together with its parent, are located in Simsbury, Connecticut. Rental expense is recognized on a level basis over the term of the primary sublease for the facility located in Simsbury, Connecticut, which expires on December 31, 2009, and amounted to approximately $10 in 2000 and $9 in both 1999 and 1998.

(c) TAX MATTERS

Hartford Life's federal income tax returns are routinely audited by the Internal Revenue Service (IRS). Hartford Life's 1996-1997 federal income tax returns are currently under audit by the IRS. Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from tax examinations and other tax related matters for all open tax years.

During the second quarter of 2000, Hartford Life reached a settlement with the IRS with respect to certain tax matters for the 1993-1995 tax years. This settlement resulted in a $24 tax benefit recorded in the Company's second quarter results of operations. This same matter is currently under review with the IRS for the 1996-1997 tax years.

(d) UNFUNDED COMMITMENTS

At December 31, 2000, Hartford Life Insurance Company has outstanding commitments to fund limited partnership investments totaling $182. These capital commitments can be called by the partnerships during the five-year commitment period to fund working capital needs or the purchase of new investments. If the commitment period expires and the commitment has not been fully funded, Hartford Life Insurance Company is not required to fund the remaining unfunded commitment.

13.  SEGMENT INFORMATION

Hartford Life Insurance Company is organized into three reportable operating segments which include Investment Products, Individual Life and Corporate Owned Life Insurance (COLI). Investment Products offers individual fixed and variable annuities, retirement plan services and other investment products. Individual Life sells a variety of life insurance products, including variable life, universal life, interest sensitive whole life and term life insurance. COLI primarily offers variable products used by employers to fund non-qualified benefits or other post-employment benefit obligations as well as leveraged COLI. The Company includes in "Other" corporate items not directly allocable to any of its reportable operating segments, as well as certain group benefit products including group life and group disability insurance that is directly written by the Company and is substantially ceded to its parent, HLA.

The accounting policies of the reportable operating segments are the same as those described in the summary of significant accounting policies in Note 2. Hartford Life Insurance Company evaluates performance of its segments based on revenues, net income and the segment's return on allocated capital. The Company charges direct operating expenses to the appropriate segment and allocates the majority of indirect expenses to the segments based on an intercompany expense arrangement. Intersegment revenues are not significant and primarily occur between corporate and the operating segments. These amounts include interest income on allocated surplus and the allocation of net realized capital gains and losses through net investment income utilizing the duration of the segment's investment portfolios. The Company's revenues are primarily derived from customers within the United States. The Company's long-lived assets primarily consist of deferred policy acquisition costs and deferred tax assets from within the United States. The following tables present summarized financial information concerning the Company's segments as well as the Company's revenues by product.


                                                                              For the years ended December 31,
                                                                    ------------------------------------------------
                                                                         2000                1999                1998
---------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES
   Investment Products                                              $   2,068           $   1,884           $   1,779
   Individual Life                                                        545                 574                 543
   COLI                                                                   765                 830               1,567
   Other                                                                   69                 112                  86
---------------------------------------------------------------------------------------------------------------------
   TOTAL REVENUES                                                   $   3,447           $   3,400           $   3,975
=====================================================================================================================

NET INVESTMENT INCOME
   Investment Products                                              $     724           $     699           $     736
   Individual Life                                                        142                 169                 181
   COLI                                                                   366                 431                 793
   Other                                                                   94                  60                  49
---------------------------------------------------------------------------------------------------------------------
   TOTAL NET INVESTMENT INCOME                                      $   1,326           $   1,359           $   1,759
=====================================================================================================================

AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS
   Investment Products                                              $     477           $     411           $     326
   Individual Life                                                        127                 128                 105
   COLI                                                                    --                  --                  --
   Other                                                                   --                  --                  --
---------------------------------------------------------------------------------------------------------------------
   TOTAL AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS          $     604           $     539           $     431
=====================================================================================================================

INCOME TAX EXPENSE (BENEFIT)
   Investment Products                                              $     150           $     159           $     145
   Individual Life                                                         38                  37                  35
   COLI                                                                    19                  15                  12
   Other                                                                  (13)                (20)                 (4)
---------------------------------------------------------------------------------------------------------------------
   TOTAL INCOME TAX EXPENSE                                         $     194           $     191           $     188
=====================================================================================================================
NET INCOME (LOSS)
   Investment Products                                              $     354           $     300           $     270
   Individual Life                                                         70                  68                  64
   COLI                                                                    35                  28                  24
   Other                                                                   28                 (35)                 (8)
---------------------------------------------------------------------------------------------------------------------
   TOTAL NET INCOME                                                 $     487           $     361           $     350
=====================================================================================================================
ASSETS
   Investment Products                                              $ 106,553           $ 106,352           $  87,207
   Individual Life                                                      6,558               5,962               5,228
   COLI                                                                23,384              20,198              22,631
   Other                                                                2,340               2,453               3,197
---------------------------------------------------------------------------------------------------------------------
   TOTAL ASSETS                                                     $ 138,835           $ 134,965           $ 118,263
=====================================================================================================================
REVENUES BY PRODUCT

Investment Products
     Individual Annuities                                           $   1,447           $   1,313           $   1,132
     Other                                                                621                 571                 647
---------------------------------------------------------------------------------------------------------------------
          Total Investment Products                                     2,068               1,884               1,779
Individual Life                                                           545                 574                 543
COLI                                                                      765                 830               1,567
=====================================================================================================================

14.  SUBSEQUENT EVENT

On January 25, 2001, The Hartford, through the Hartford Life entities, agreed to acquire the U.S. individual life insurance, annuity and mutual fund business of Fortis, Inc. (operating as Fortis Financial Group and referred to as "Fortis") for $1.12 billion in cash. The acquisition will be effected through several reinsurance agreements with subsidiaries of Fortis and the purchase of 100% of the stock of Fortis Advisors, Inc. and Fortis Investors, Inc., wholly-owned subsidiaries of Fortis. The Fortis transaction, which is subject to insurance regulatory approval and other customary conditions, is expected to be completed in the second quarter of 2001. The acquisition will be accounted for as a purchase transaction. The acquisition is being financed through capital contributions of $1.2 billion from Hartford Life, Inc.

15.  QUARTERLY RESULTS FOR 2000 AND 1999  (UNAUDITED)

                                                                      Three Months Ended
                                       --------------------------------------------------------------------------------
                                       March 31,              June 30,            September 30,         December 31,
-----------------------------------------------------------------------------------------------------------------------
                                    2000       1999       2000       1999       2000       1999       2000       1999
-----------------------------------------------------------------------------------------------------------------------
Revenues                            $838       $838       $831       $853       $919       $846       $859       $863
Benefits, claims and expenses        645        703        682        722        730        695        709        728
Net income                           128         88        130         85        129        100        100         88
-----------------------------------------------------------------------------------------------------------------------

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

                                   SCHEDULE I


          SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN AFFILIATES


(In millions)                                                              As of December 31, 2000
                                                    --------------------------------------------------------------------------------
                                                                                                 Amount at which
                                                                                                shown on Balance
                          Type of Investment                          Cost        Fair Value       Sheet
------------------------------------------------------------------------------------------------------------------------------------
FIXED MATURITIES
  Bonds and Notes
     U. S. Government and Government agencies and authorities
       (guaranteed and sponsored)                                   $   185       $   201       $   201
     U. S. Government and Government agencies and authorities
       (guaranteed and sponsored) - asset backed                        895           906           906
     States, municipalities and political subdivisions                   79            83            83
     Foreign governments                                                269           268           268
     Public utilities                                                   557           551           551
     All other corporate, including international                     5,816         5,765         5,765
     All other corporate - asset backed                               5,284         5,357         5,357
     Short-term investments                                             750           750           750
  Certificates of deposit                                               383           375           375
  Redeemable preferred stock                                              1             1             1
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL FIXED MATURITIES                                        14,219        14,257        14,257
------------------------------------------------------------------------------------------------------------------------------------
EQUITY SECURITIES
  Common Stocks
     Industrial and miscellaneous                                        51            48            48
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL EQUITY SECURITIES                                           51            48            48
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL FIXED MATURITIES AND EQUITY SECURITIES                  14,270        14,305        14,305
------------------------------------------------------------------------------------------------------------------------------------
POLICY LOANS                                                          3,573         3,573         3,573
------------------------------------------------------------------------------------------------------------------------------------
OTHER INVESTMENTS
  Mortgage loans on real estate                                         201           200           200
  Investment in partnerships                                            569           578           578
  Other invested assets                                                   6             7             6
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL OTHER INVESTMENTS                                          776           785           784
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL INVESTMENTS                                            $18,619       $18,663       $18,662
===================================================================================================================================

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

                                  SCHEDULE III

                       SUPPLEMENTARY INSURANCE INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(in millions)

                                                                   Other                          Earned
                            Deferred Policy                       Policy-                        Premiums          Net
                              Acquisition           Future         Holder           Policy         And          Investment
     Segment                     Costs           Policy Benefits    Funds            Fees        Other            Income
-----------------------------------------------------------------------------------------------------------------------------
2000
Investment Products                $3,292          $3,293          $ 8,287          $1,325          $ 19          $  724
Individual Life                     1,033             274            1,984             394             9             142
Corporate Owned Life
   Insurance                           --             283            4,645             390             9             366
Other                                  --             978               31              --            60              94
-----------------------------------------------------------------------------------------------------------------------------
  CONSOLIDATED OPERATIONS          $4,325          $4,828          $14,947          $2,109          $ 97          $1,326
=============================================================================================================================
1999
Investment Products                $3,099          $2,744          $ 8,859          $1,148          $ 37          $  699
Individual Life                       914             270            1,880             388            17             169
Corporate Owned Life
   Insurance                           --             321            5,244             399            --             431
Other                                  --             997               21              --            56              60
-----------------------------------------------------------------------------------------------------------------------------
  CONSOLIDATED OPERATIONS          $4,013          $4,332          $16,004          $1,935          $110          $1,359
=============================================================================================================================
1998
Investment Products                $2,823          $2,407          $ 9,194          $  979          $ 64          $  736
Individual Life                       931             466            2,307             336            27             181
Corporate Owned Life
   Insurance                           --             225            8,097             774            --             793
Other                                  --             497               17              --            38              49
-----------------------------------------------------------------------------------------------------------------------------
  CONSOLIDATED OPERATIONS          $3,754          $3,595          $19,615          $2,089          $129          $1,759
=============================================================================================================================


                                                Benefits,                   Amortization
                                  Net           Claims and                  of Deferred
                                Realized          Claim       Insurance       Policy       Dividends
                                Capital         Adjustment    expenses and  Acquisition    To Policy-
     Segment                     Losses         Expenses        other         Costs         holders
----------------------------------------------------------------------------------------------------
2000
Investment Products               $--           $  686          $401          $477           $--
Individual Life                    --              216            94           127            --
Corporate Owned Life
   Insurance                       --              545            99            --            67
Other                             (85)              48             6            --            --
----------------------------------------------------------------------------------------------------
  CONSOLIDATED OPERATIONS        $(85)          $1,495          $600          $604          $ 67
====================================================================================================
1999
Investment Products               $--           $  660          $354          $411           $--
Individual Life                    --              254            87           128            --
Corporate Owned Life
   Insurance                       --              621            62            --           104
Other                              (4)              39           128            --            --
----------------------------------------------------------------------------------------------------
  CONSOLIDATED OPERATIONS        $ (4)          $1,574          $631          $539          $104
====================================================================================================
1998
Investment Products               $--           $  670          $368          $326           $--
Individual Life                    (1)             262            77           105            --
Corporate Owned Life
   Insurance                       --              924           278            --           329
Other                              (1)              55            43            --            --
----------------------------------------------------------------------------------------------------
  CONSOLIDATED OPERATIONS        $ (2)          $1,911          $766          $431          $329
====================================================================================================

                                      S-2

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

                                   SCHEDULE IV

                                   REINSURANCE

                                                                          Ceded to        Assumed                   Percentage of
                                                         Gross             Other        From Other         Net       Amount Assumed
(In millions)                                            Amount           Companies      Companies        Amount        to Net
------------------------------------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31, 2000

   Life insurance in force                               $348,605          $145,529      $10,219          $213,295        4.8%
====================================================================================================================================
   FEE INCOME, EARNED PREMIUMS AND OTHER
     Life insurance and annuities                        $  2,414          $    271      $    35          $  2,178        1.6%
     Accident and health insurance                            471               452            9                28       32.1%
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL FEE INCOME, EARNED PREMIUMS AND OTHER       $  2,885          $    723      $    44          $  2,206        2.0%
====================================================================================================================================

FOR THE YEAR ENDED DECEMBER 31, 1999

   Life insurance in force                               $307,970          $131,162      $11,785          $188,593        6.2%
====================================================================================================================================
   FEE INCOME, EARNED PREMIUMS AND OTHER
     Life insurance and annuities                        $  2,212          $    275      $    84          $  2,021        4.2%
     Accident and health insurance                            448               435           11                24       45.8%
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL FEE INCOME, EARNED PREMIUMS AND OTHER       $  2,660          $    710      $    95          $  2,045        4.6%
====================================================================================================================================


FOR THE YEAR ENDED DECEMBER 31, 1998

   Life insurance in force                               $326,400          $200,782      $18,289          $143,907       12.7%
====================================================================================================================================

   FEE INCOME, EARNED PREMIUMS AND OTHER
     Life insurance and annuities                        $  2,329          $    271          142          $  2,200        6.5%
     Accident and health insurance                            393               383            8                18       44.4%
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL FEE INCOME, EARNED PREMIUMS AND OTHER       $  2,722          $    654          150          $  2,218        6.8%
====================================================================================================================================

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

Date: March 28, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

               SIGNATURE                                           TITLE                                      DATE
               ---------                                           -----                                      ----
/S/ Lowndes A. Smith                                 Chairman, Chief Executive Officer                   March 28, 2001
-------------------------                                      and Director
Lowndes A. Smith

/S/ Thomas M. Marra                                       President and Director                         March 28, 2001
-------------------------
Thomas M. Marra

/S/ David T. Foy                                          Senior Vice President,                         March 28, 2001
-------------------------                          Chief Financial Officer and Director
David T. Foy

/S/ Mary Jane B. Fortin                                       Vice President                             March 28, 2001
-------------------------                              and Chief Accounting Officer
Mary Jane B. Fortin

/S/ Christine H. Repasy                                          Director                                March 28, 2001
-------------------------
Christine H. Repasy

/S/ John C. Walters                                              Director                                March 28, 2001
-------------------------
John C. Walters

/S/ Lizabeth H. Zlatkus                                          Director                                March 28, 2001
-------------------------
Lizabeth H. Zlatkus

/S/ David M. Znamierowski                                        Director                                March 28, 2001
-------------------------
David M. Znamierowski

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                    FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                 EXHIBITS INDEX

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

                                      II-2