Form 10-Q
period 2001-03-31
HARTFORD LIFE INSURANCE CO
filed 2001-05-15
CIK 45947

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


   (Mark One)

   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

   For The Quarterly Period Ended March 31, 2001

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

   As of May 14, 2001 there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant, all of which were directly owned by Hartford Life and Accident Insurance Company.

   The registrant meets the conditions set forth in General Instruction H (1)
   (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                                     INDEX






            PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                      PAGE
                                                                   ----
Consolidated Statements of Income - Three Months
Ended March 31, 2001 and 2000                                       3

Consolidated Balance Sheets - March 31, 2001 and
December 31, 2000                                                   4

Consolidated Statements of Changes in Stockholder's Equity -
Three Months Ended March 31, 2001 and 2000                          5

Consolidated Statements of Cash Flows - Three Months Ended
     March 31, 2001 and 2000                                        6

Notes to Consolidated Financial Statements                          7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                13


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                         16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                          16

Signature                                                          17

                         PART I. FINANCIAL INFORMATION

   ITEM 1.   FINANCIAL STATEMENTS


               HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME


                                                             THREE MONTHS
                                                                ENDED
                                                              MARCH 31,
                                                         ------------------
(In millions) (Unaudited)                                 2001         2000
                                                         -----        -----
REVENUES
Fee income                                               $ 500        $ 503
Earned premiums and other                                   22           19
Net investment income                                      357          321
Net realized capital losses                                 --           (5)
                                                         -----        -----
    TOTAL REVENUES                                         879          838
                                                         -----        -----


BENEFITS, CLAIMS AND EXPENSES
Benefits and claims                                        390          329
Insurance expenses and other                               146          122
Amortization of deferred policy acquisition costs          137          153
Dividends to policyholders                                  12           41
                                                         -----        -----
    TOTAL BENEFITS, CLAIMS AND EXPENSES                    685          645
                                                         -----        -----


    INCOME BEFORE INCOME TAX EXPENSE AND
    CUMULATIVE EFFECT OF ACCOUNTING CHANGE                 194          193
Income tax expense                                          56           65
                                                         -----        -----
    INCOME BEFORE CUMULATIVE EFFECT OF                     138          128
    ACCOUNTING CHANGE
Cumulative effect of accounting change, net of tax          (3)          --
                                                         -----        -----
    NET INCOME                                           $ 135        $ 128
                                                         =====        =====


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS


                                                             MARCH 31,     DECEMBER 31,
(In millions, except for share data)                           2001           2000
                                                             --------      ------------
                                                                     (Unaudited)
ASSETS
   Investments
   Fixed maturities, available for sale, at fair value
    (amortized cost of $15,375 and $14,219)                  $ 15,562       $ 14,257
   Equity securities, at fair value                                48             48
   Policy loans, at outstanding balance                         3,621          3,573
   Other investments                                              928            784
                                                             --------       --------
    Total investments                                          20,159         18,662
   Cash                                                            68             56
   Premiums receivable and agents' balances                        15             15
   Reinsurance recoverables                                     1,245          1,257
   Deferred policy acquisition costs                            4,427          4,325
   Deferred income tax                                             61            239
   Other assets                                                   582            537
   Separate account assets                                    105,718        113,744
                                                             --------       --------
     TOTAL ASSETS                                            $132,275       $138,835
                                                             ========       ========

LIABILITIES
   Future policy benefits                                    $  5,089       $  4,828
   Other policyholder funds                                    15,438         14,947
   Other liabilities                                            1,813          2,124
   Separate account liabilities                               105,718        113,744
                                                             --------       --------
     TOTAL LIABILITIES                                        128,058        135,643
                                                             ========       ========


STOCKHOLDER'S EQUITY
  Common stock - 1,000 shares authorized, issued and
   outstanding, par value $5,690                                    6              6
   Capital surplus                                              1,806          1,045
   Accumulated other comprehensive income                         145             16
   Retained earnings                                            2,260          2,125
                                                             --------       --------
     TOTAL STOCKHOLDER'S EQUITY                                 4,217          3,192
                                                             --------       --------
         TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY          $132,275       $138,835
                                                             ========       ========


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY


THREE MONTHS ENDED MARCH 31, 2001

                                                                               ACCUMULATED OTHER
                                                                                 COMPREHENSIVE
                                                                                 INCOME (LOSS)
                                                                            ------------------------
                                                                                            NET
                                                                                          GAIN ON
                                                                            UNREALIZED      CASH
                                                                             GAIN ON        FLOW                     TOTAL
                                                  COMMON       CAPITAL      SECURITIES,   HEDGING     RETAINED   STOCKHOLDER'S
 (In millions) (Unaudited)                         STOCK       SURPLUS      NET OF TAX   INSTRUMENTS  EARNINGS      EQUITY
 -------------------------                        ------       -------      ----------   -----------  --------   -------------

Balance, December 31, 2000                        $    6        $1,045       $   16       $   --       $2,125       $3,192
Comprehensive income
Net income                                                                                                135          135
                                                                                                                    ------
Other comprehensive income ,
  net of tax (1)
  Cumulative effect of accounting change(2)                                     (18)          21                         3
  Unrealized gain on securities (3)                                             106                                    106
  Net gain on cash flow hedging instruments                                                   20                        20
                                                                                                                    ------
Total other comprehensive income                                                                                       129
                                                                                                                    ------
   Total comprehensive income                                                                                          264
                                                                                                                    ------
Capital contribution from parent                                   761                                                 761
--------------------------------------------------------------------------------------------------------------------------
  BALANCE, MARCH 31, 2001                        $    6         $1,806       $  104           41       $2,260       $4,217
--------------------------------------------------------------------------------------------------------------------------

THREE MONTHS ENDED MARCH 31, 2000


                                                                 ACCUMULATED
                                                                    OTHER
                                                                COMPREHENSIVE
                                                                INCOME (LOSS)
                                                                -------------
                                                                     NET
                                                                  UNREALIZED
                                                                   CAPITAL
                                                                    GAINS
                                                                 (LOSSES) ON                   TOTAL
                                               COMMON  CAPITAL   SECURITIES,    RETAINED    STOCKHOLDER'S
 (In millions) (Unaudited)                     STOCK   SURPLUS    NET OF TAX    EARNINGS       EQUITY
 -------------------------                     -----   -------  -------------   --------    -------------

Balance, December 31, 1999                      $ 6    $1,045      $ (255)       $1,823       $2,619
Comprehensive income
Net income                                                                          128          128
                                                                                              ------
Other comprehensive income, net of tax (1)
    Unrealized gain on securities (3)                                   2                          2
                                                                                              ------
Total other comprehensive income                                                                   2
                                                                                              ------
   Total comprehensive income                                                                    130
----------------------------------------------------------------------------------------------------
  BALANCE, MARCH 31, 2000                       $ 6    $1,045      $ (253)       $1,951       $2,749
----------------------------------------------------------------------------------------------------

(1) Unrealized gain on securities is reflected net of tax provision of $57 and $1 for the three months ended March 31, 2001 and 2000, respectively. Cumulative effect of accounting change is net of tax benefit of $2 for the first quarter ended March 31, 2001. Net gain on cash flow hedging instruments is net of tax provision of $11 for the first quarter ended March 31, 2001.

(2) Unrealized gain on securities, net of tax, includes cumulative effect of accounting change of $(3) to net income and $21 to net gain on cash flow hedging instruments.

(3) There were no reclassification adjustments for after-tax gains(losses) realized in net income for the three months ended March 31, 2001. There were reclassification adjustments for after-tax losses of $(3) realized in net income for the three months ended March 31, 2000.


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            THREE MONTHS
                                                                            ENDED MARCH 31,
(In millions) (Unaudited)                                                 2001           2000
                                                                        -------        -------
OPERATING ACTIVITIES
  Net income                                                            $   135        $   128
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES
  Net realized capital losses                                                --              5
  Cumulative effect of change in accounting, net of tax                       3             --
  Amortization of deferred policy acquisition costs                         137            153
  Additions to deferred policy acquisition costs                           (239)          (225)
  Depreciation and amortization                                              (9)            (4)
  Decrease in premiums receivable and agents' balances                       --             14
  Decrease in other liabilities                                            (189)           (29)
  Change in receivables, payables and accruals                              (25)            21
  (Decrease) increase in accrued tax                                        (96)            64
  Decrease in deferred income tax                                           108             70
  Increase in future policy benefits                                        261             91
  Decrease in reinsurance recoverables                                       10             29
  Other, net                                                                (49)            24
                                                                        -------        -------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                47            341
                                                                        -------        -------
INVESTING ACTIVITIES
  Purchases of investments                                               (2,587)        (1,498)
  Sales of investments                                                      882          2,082
  Maturities and principal paydowns of fixed maturity investments           428            310
  Capital expenditures and other                                             (1)            --
                                                                        -------        -------
    NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES                 (1,278)           894
                                                                        -------        -------
FINANCING ACTIVITIES
  Capital contribution from parent                                          761             --
  Net disbursements for investment and universal life-type
     contracts charged against  policyholder accounts                       482         (1,226)
                                                                        -------        -------
    NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                  1,243         (1,226)
                                                                        -------        -------
  Net increase in cash                                                       12              9
  Cash - beginning of period                                                 56             55
                                                                        -------        -------
    CASH - END OF PERIOD                                                $    68        $    64
                                                                        -------        -------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
NET CASH (RECEIVED) PAID DURING THE PERIOD FOR
Income taxes                                                            $    --        $   (79)


               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (DOLLAR AMOUNTS IN MILLIONS, UNLESS OTHERWISE STATED)
                                   (UNAUDITED)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

(a)   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hartford Life Insurance Company and subsidiaries ("Hartford Life Insurance Company" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures which are normally included in financial statements prepared on the basis of accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, these statements include all adjustments which were normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. For a description of significant accounting policies, see
Note 2 of Notes to Consolidated Financial Statements in Hartford Life Insurance Company's 2000 Form 10-K Annual Report.

Certain reclassifications have been made to prior year financial information to conform to the current year classification of transactions and accounts.

(b) ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARD ("SFAS") NO. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES"

The Company adopted SFAS No. 133, as amended by SFAS Nos. 137 and 138, on January 1, 2001. The standard requires, among other things, that all derivatives be carried on the balance sheet at fair value. The standard also specifies hedge accounting criteria under which a derivative can qualify for special accounting. In order to receive special accounting, the derivative instrument must qualify as a hedge of either the fair value or the variability of the cash flow of a qualified asset or liability, or forecasted transaction. Special accounting for qualifying hedges provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of the corresponding changes in value of the hedged item. The Company's policy prior to adopting SFAS No. 133 was to carry its derivative instruments on the balance sheet in a manner similar to the hedged item(s).

Upon adoption of SFAS No. 133, the Company recorded a $3 charge in net income as a net-of-tax cumulative effect of accounting change. The transition adjustment was primarily comprised of gains and losses on derivatives that had been previously deferred and not adjusted to the carrying amount of the hedged item. Also included in the transition adjustment were offsetting gains and losses related to recognizing at fair value all derivatives that are designated as fair-value hedging instruments offset by the difference between the book values and fair values of related hedged items attributable to the hedged risks. The entire transition amount was previously recorded in Accumulated Other Comprehensive Income ("OCI") - Unrealized Gain/Loss on Securities in accordance with SFAS No. 115. Gains and losses on derivatives that were previously deferred as adjustments to the carrying amount of hedged items were not affected by the implementation of SFAS No. 133.

The Company also reclassified $21, net-of-tax, to Accumulated OCI - Net Gain on Cash Flow Hedging Instruments from Accumulated OCI - Unrealized Gain/Loss on Securities. This reclassification reflects the January 1, 2001 net unrealized gain for all derivatives that are designated as cash flow hedging instruments.

As of March 31, 2001, the Company reported $80 of derivative assets in other invested assets and $20 of derivative liabilities in other liabilities.

For a further discussion of the Company's accounting policies for derivative instruments, see Note 2, Derivatives and Hedging Activities.

2.    DERIVATIVES AND HEDGING ACTIVITIES

Overview

The Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards and exchange traded futures and options, in order to achieve one of three Company approved objectives: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; or to control transaction costs. The Company is considered an "end-user" of derivative instruments and as such does not make a market or trade in these instruments for the express purpose of earning trading profits.

Derivative Instruments

Interest rate swaps involve the periodic exchange of payments with other parties, at specified intervals, calculated using the agreed upon rates and notional principal amounts. Generally, no cash is exchanged at the inception of the contract and no principal payments are exchanged. Typically, at the time a swap is entered into, the cash flow streams exchanged by the counterparties are equal in value.

Foreign currency swaps exchange an initial principal amount in two currencies, agreeing to re-exchange the currencies at a future date, at an agreed exchange rate. There is also periodic exchange of payments, at specified intervals, calculated using the agreed upon rates and exchanged principal amounts.

Interest rate cap and floor contracts entitle the purchaser to receive from the issuer at specified dates, the amount, if any, by which a specified market rate exceeds the cap strike rate or falls below the floor strike rate, applied to a notional principal amount. A premium payment is made by the purchaser of the contract at its inception, and no principal payments are exchanged.

Forward contracts are customized commitments to either purchase or sell designated financial instruments, at a future date, for a specified price and may be settled in cash or through delivery of the underlying instrument.

Financial futures are standardized commitments to either purchase or sell designated financial instruments, at a future date, for a specified price and may be settled in cash or through delivery of the underlying instrument. Futures contracts trade on organized exchanges. Margin requirements for futures are met by pledging securities, and changes in the futures' contract values are settled daily in cash.

Option contracts, grant the purchaser, for a premium payment, the right to either purchase from or sell to the issuer a financial instrument at a specified price, within a specified period or on a stated date.

Hedging Strategies

The objectives and strategies for which the Company utilizes derivatives have not changed as a result of SFAS No. 133, and are categorized as follows:

Anticipatory Hedging -- For certain liabilities, the Company commits to the price of the product prior to receipt of the associated premium or deposit. Anticipatory hedges are executed to offset the impact of changes in asset prices arising from interest rate changes pending the receipt of premium or deposit and the subsequent purchase of an asset. These hedges involve taking a long position (purchase) in interest rate futures or entering into an interest rate swap with duration characteristics equivalent to the associated liabilities or anticipated investments.

Liability Hedging -- Several products obligate the Company to credit a return to the contract holder which is indexed to a market rate. To hedge risks associated with these products, the Company enters into various derivative contracts. Interest rate swaps are used to convert the contract rate into a rate that trades in a more liquid and efficient market. This hedging strategy enables the Company to customize contract terms and conditions to customer objectives and satisfies the operation's asset/liability matching policy. In addition, interest rate swaps are used to convert certain variable contract rates to different variable rates, thereby allowing them to be appropriately matched against variable rate assets. Finally, interest rate caps are used to hedge against the risk of contract holder disintermediation in a rising interest rate environment.

Asset Hedging -- To meet the various policyholder obligations and to provide cost-effective prudent investment risk diversification, the Company may combine two or more financial instruments to achieve the investment characteristics of a fixed maturity security or that match an associated liability. The use of derivative instruments in this regard effectively transfers unwanted investment risks or attributes to others. The selection of the appropriate derivative instruments depends on the investment risk, the liquidity and efficiency of the market, and the asset and liability characteristics.

Portfolio Hedging -- The Company periodically compares the duration and convexity of its portfolios of assets to its corresponding liabilities and enters into portfolio hedges to reduce any difference to desired levels. Portfolio hedges reduce the duration and convexity mismatch between assets and liabilities and offset the potential impact to cash flows caused by changes in interest rates.

Hedge Documentation and Effectiveness Testing

At hedge inception the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction. In connection with the implementation of SFAS No. 133 the Company designated anew all existing hedge relationships. The documentation process includes linking all derivatives that are designated as fair-value, cash-flow or foreign-currency hedges to specific assets and liabilities on the balance sheet or to specific forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items.

At inception, and on a quarterly basis, the change in value of the hedging instrument and the change in value of the hedged item are measured to assess the validity of maintaining hedge accounting. Hedging relationships are considered highly effective if the changes in the fair value or cash flows of the hedging instrument are within a ratio of 80-120% of the inverse changes in the fair value or cash flows of the hedged item. High effectiveness is calculated using a cumulative approach (i.e., rolling 12-month average). If it is determined that a derivative is no longer highly effective as a hedge, the Company discontinues hedge accounting prospectively, as discussed below under discontinuance of hedge accounting.

Credit Risk

By using derivative instruments, the Company is exposed to credit risk. If the counterparty fails to perform, credit risk is equal to the fair-value gain in a derivative. When the fair value of a derivative contract is positive, this indicates that the counterparty owes the Company, and, therefore, exposes the Company to credit risk. The Company minimizes the credit risk in derivative instruments by entering into transactions with high quality counterparties that are reviewed periodically by the Company's internal compliance unit, reviewed frequently by senior management and reported to the Company's Finance Committee. The Company also maintains a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association Master Agreement which is structured by legal entity and by counterparty and permits right of offset.

Accounting and Financial Statement Presentation of Derivative Instruments and Hedging Activities

General

Effective January 1, 2001, and in accordance with SFAS No. 133, all derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as
(1) a hedge of the fair value of a recognized asset or liability ("fair-value" hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash-flow" hedge), (3) a foreign-currency fair-value or cash-flow hedge ("foreign-currency" hedge), (4) a hedge of a net investment in a foreign operation, or (5) "held for other risk management activities", which primarily involve managing asset or liability related risks which do not qualify for hedge accounting under SFAS No. 133. Changes in the fair value of a derivative that is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings as realized capital gain or loss. Changes in the fair value of a derivative that is designated and qualifies as a cash-flow hedge, are recorded in OCI and are reclassified into earnings when earnings are impacted by the variability of the cash flow of the hedged item. Changes in the fair value of derivatives that are designated and qualify as foreign-currency hedges, are recorded in either current period earnings or OCI, depending on whether the hedge transaction is a fair-value hedge or a cash-flow hedge. If, however, a derivative is used as a hedge of a net investment in a foreign operation, its changes in fair value, to the extent effective as a hedge, are recorded in the cumulative translation adjustments account within stockholder's equity. Changes in the fair value of derivative instruments held for other risk management purposes are reported in current period earnings as realized capital gains or losses.

Embedded Derivatives

The Company occasionally purchases or issues financial instruments that contain a derivative instrument that is "embedded" in the financial instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a fair-value, cash-flow, or foreign-currency hedge, or as held for other risk management purposes. However, in cases where (1) the host contract is measured at fair value, with changes in fair value reported in current earnings or (2) the Company is unable to reliably identify and measure an embedded derivative for separation from its host contract, the entire contract is carried on the balance sheet at fair value and is not designated as a hedging instrument.

Discontinuance of Hedge Accounting

The Company discontinues hedge accounting prospectively when (1) it is determined that the derivative is no longer highly effective in offsetting changes in the fair value or cash flows of a hedged item; (2) the derivative expires or is sold, terminated, or exercised; or (3) the derivative is dedesignated as a hedge instrument, because it is unlikely that a forecasted transaction will occur. When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, the derivative continues to be carried at fair value on the balance sheet with changes in its fair value, recognized in current period earnings. The changes in the fair value of the hedged asset or liability are no longer recorded in earnings but reflected in OCI. When hedge accounting is discontinued because the Company becomes aware that it is probable that a forecasted transaction will not occur, the derivative continues to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in OCI are recognized immediately in earnings. In all other situations in which hedge accounting is discontinued on a cash-flow hedge, including those where the derivative is sold, terminated or exercised, amounts previously deferred in OCI are amortized into earnings when earnings are impacted by the variability of the cash flow of the hedged item. If the derivative continues to be held, it is carried on the balance sheet, with changes in its fair value recognized in current-period earnings.

SFAS No. 133 Categorization of the Company's Hedging Activities

Cash-Flow Hedges

General

For the period ended March 31, 2001, the Company's gross gains and losses representing the total ineffectiveness of all cash-flow hedges were essentially offset, with the net impact reported as realized capital gains/losses. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness.

Gains and losses on derivative contracts that are reclassified from OCI to current period earnings are included in the line item in the statement of income in which the hedged item is recorded. As of March 31, 2001, approximately $0.8 of after-tax deferred net gains on derivative instruments accumulated in OCI are expected to be reclassified to earnings during the next twelve months. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains/losses as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is six months. As of March 31, 2001, the Company held approximately $1.8 billion in derivative notional value related to strategies categorized as cash-flow hedges. The following is a discussion of the Company's significant strategies that use cash-flow hedging. There were no reclassifications from OCI to earnings resulting from the discontinuance of cash-flow hedges during the quarter ended March 31, 2001.

Specific Strategies

The Company's primary use of cash-flow hedging is to use interest-rate swaps as an "asset hedging" strategy, in order to convert interest receipts on floating-rate fixed maturity investments to fixed rates. When multiple assets are designated in a hedging relationship under SFAS No. 133, a homogeneity test must be performed to ensure that the assets react similarly to changes in market conditions. To satisfy this requirement, at inception of the hedge, fixed maturity investments with identical variable rates are grouped together (for example: 1-month LIBOR or 3-month LIBOR, not both).

The Company enters into "receive fixed/pay variable" interest rate swaps to hedge the variability in the first LIBOR-based interest payments received on each pool of eligible variable rate fixed maturity investments. Effectiveness is measured by comparing the present value of the variable rate pay side of the swaps to the present value of the first anticipated variable rate interest receipts on the hedged fixed maturity investments. At March 31, 2001 the Company held approximately $1.8 billion in derivative notional value related to this strategy. The Company also uses cash-flow hedges, in its anticipated purchase of fixed maturity investments as described under "anticipatory hedging" strategies above.

Fair-Value Hedges

General
For the quarter ended March 31, 2001, the Company's gross gains and losses representing the total ineffectiveness of all fair value hedges were essentially offset, with the net impact reported as realized capital gains/losses. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness. As of March 31, 2001, the Company held approximately $215 in derivative notional value related to strategies categorized as fair-value hedges. The following is a discussion of the Company's significant strategies that use fair-value hedging.

Specific Strategies

The Company purchases interest-rate caps and sells interest rate floor contracts in an "asset hedging" strategy utilized to offset corresponding interest rate caps and floors that exist in certain of its variable-rate fixed maturity investments. The standalone interest rate cap and floor contracts are structured to exactly offset those embedded in the hedged investment. The calculation of ineffectiveness involves a comparison of the present value of the cumulative change in the expected future cash flows on the interest rate cap/floor and the present value of the cumulative change in the expected future interest cash flows that are hedged on the fixed maturity investment. If hedge ineffectiveness exists it is recorded as realized capital gain or loss. All hedges involving variable rate bonds with embedded interest rate caps and floors are perfectly matched with respect to notional values, payment dates, maturity, index and the hedge relationship does not contain any other basis differences. No component of the hedging instruments fair value is excluded from the determination of effectiveness. At March 31, 2001 the Company held approximately $150 in derivative notional value related to this strategy.

Other Risk Management Activities

General

In general, the Company's other risk management activities relate to strategies used to meet the following Company-approved objectives; to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; or to control transaction costs. For the period ended March 31, 2001, the Company recognized an after-tax net gain of $1 (reported as realized capital gain in the statement of income), which represented the total change in value for other derivative-based strategies which do not qualify for hedge accounting under SFAS No. 133. As of March 31, 2001 the Company held approximately $2.0 billion in derivative notional value related to strategies categorized as Other Risk Management Activities, primarily related to offsetting hedge positions as discussed below.

Risk Management Strategies

The Company issues liability contracts in which policyholders have the option to surrender their policies at book value and that guarantee a minimum credited rate of interest. Typical products with these features include Whole Life, Universal Life and Repetitive Premium Variable Annuities. The Company uses interest rate caps as an economic hedge, classified for internal purposes as a "liability hedge", thereby mitigating the Company's loss in a rising interest rate environment. The Company is exposed to the situation where interest rates rise and the Company is not able to raise its credited rates to competitive yields. The policyholder can then surrender at book value while the underlying bond portfolio may be at a loss. The increase in yield in a rising interest rate environment due to the interest rate caps may be used to raise credited rates, increasing the Company's competitiveness and reducing the policyholder's incentive to surrender. In accordance with Company policy, the amount of notional will not exceed the book value of the liabilities being hedged and the term of the derivative contract will not exceed the average maturity of the liabilities. As of March 31, 2001 the Company held approximately $500 in derivative notional value related to this strategy.

Other

When terminating certain hedging relationships the Company will enter a derivative contract with terms and conditions that directly offset the original contract, thereby offsetting its changes in value from that date forward. The Company dedesignates the original contract and records the changes in value of both the original contract and the new offsetting contract through realized capital gains and losses. At March 31, 2001 the Company held approximately $880 in derivative notional value related to this strategy.

The Company will issue an option in an "asset hedging" strategy utilized to monetize the option embedded in certain of its fixed maturity investments. The Company will receive a premium for issuing the freestanding option. The structure is designed such that the fixed maturity investment and freestanding option have identical expected lives, typically 3-5 years. At March 31, 2001 the Company held approximately $510 in derivative notional value related to this strategy.

3.    FORTIS ACQUISITION

On April 2, 2001, The Hartford Financial Services Group, Inc. ("The Hartford"), through Hartford Life, Inc. and its subsidiaries ("Hartford Life"), acquired the U.S. individual life insurance, annuity and mutual fund businesses of Fortis, Inc. (operating as Fortis Financial Group, or "Fortis") for $1.12 billion in cash. The Company effected the acquisition through several reinsurance agreements with subsidiaries of Fortis and the purchase of 100% of the stock of Fortis Advisers, Inc. and Fortis Investors, Inc., wholly-owned subsidiaries of Fortis. The acquisition was recorded as a purchase transaction.

Hartford Life financed the acquisition through (1) a capital contribution from The Hartford of $615 from its February 16, 2001 offering of common stock (2) net proceeds from the March 1, 2001 issuance of $400 of senior debt securities under Hartford Life's shelf registration and (3) net proceeds from the March 6, 2001 issuance of $200 of trust preferred securities under Hartford Life's shelf registration.

4.    COMMITMENTS AND CONTINGENT LIABILITIES

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

(b)   TAX MATTERS

Hartford Life's federal income tax returns are routinely audited by the Internal Revenue Service ("IRS"). During 2000, the Company recorded a $24 tax benefit as a result of a settlement with the IRS with respect to certain tax matters for the 1993-1995 tax years. As of March 31, 2001, this same matter is under review with the IRS as part of their audit of the Company's 1996-1997 tax returns. Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from tax examinations and other tax related matters for all open tax years.

5.    SEGMENT INFORMATION

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

The accounting policies of the reportable operating segments are the same as those described in the summary of significant accounting policies in Note 2 of Notes to Consolidated Financial Statements in Hartford Life Insurance Company's 2000 Form 10-K Annual Report. Hartford Life Insurance Company evaluates performance of its segments based on revenues, net income and the segment's return on allocated capital. The Company charges direct operating expenses to the appropriate segment and allocates the majority of indirect expenses to the segments based on an intercompany expense arrangement. Intersegment revenues are not significant and primarily occur between corporate and the operating segments. These amounts include interest income on allocated surplus and the allocation of net realized capital gains and losses through net investment income utilizing the duration of the segment's investment portfolios. The following tables present summarized financial information concerning the Company's segments.


THREE MONTHS ENDED                     Investment   Individual
MARCH 31, 2001                         Products        Life     COLI      Other   Total
-------------------------------------------------------------------------------------------

Total revenues                            $516         $139     $184        $40     $879
Net income                                  93           17        9         16      135
-------------------------------------------------------------------------------------------



THREE MONTHS ENDED                     Investment   Individual
MARCH 31, 2000                         Products       Life       COLI      Other   Total
---------------------------------------------------------------------------------------------

Total revenues                            $515         $132       $165        $26     $838
Net income                                  83           18          8         19      128
---------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 (Dollar amounts in millions, unless otherwise stated)

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the financial condition of the Company as of March 31, 2001, compared with December 31, 2000, and its results of operations for the three months ended March 31, 2001 compared with the equivalent period in 2000. This discussion should be read in conjunction with the MD&A included in the Company's 2000 Form 10-K Annual Report.

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

INDEX

Consolidated Results of Operations          13
Investment Products                         14
Individual Life                             14
Corporate Owned Life Insurance (COLI)       15
Investments                                 15
Regulatory Initiatives and Contingencies    16
Accounting Standards                        16


CONSOLIDATED RESULTS OF OPERATIONS

OPERATING SUMMARY                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                                      -------------------
                                                       2001         2000
------------------------------------------------------------------------
Revenues                                              $ 879        $ 838
Expenses                                                741          710
Cumulative change in accounting, net of tax (1)          (3)          --
------------------------------------------------------------------------
   NET INCOME                                         $ 135        $ 128
------------------------------------------------------------------------


(1) Represents the cumulative impact of the Company's adoption of Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137 and 138.

Hartford Life Insurance Company has the following reportable segments:
Investment Products, Individual Life and Corporate Owned Life Insurance (COLI). The Company reports in "Other" corporate items not directly allocable to any of its segments, as well as certain group benefits operations, including group life and group disability insurance that is directly written by the Company and is substantially ceded to its parent, Hartford Life and Accident Insurance Company
(HLA).

On April 2, 2001, The Hartford Financial Services Group, Inc. ("The Hartford"), through Hartford Life, Inc. and its subsidiaries ("Hartford Life"), acquired the U.S. individual life insurance, annuity and mutual fund businesses of Fortis, Inc. (operating as Fortis Financial Group, or "Fortis") for $1.12 billion in cash. The Company effected the acquisition through several reinsurance agreements with subsidiaries of Fortis and the purchase of 100% of the stock of Fortis Advisers, Inc. and Fortis Investors, Inc., wholly-owned subsidiaries of Fortis. The acquisition was recorded as a purchase transaction.

Revenues increased $41, or 5%, primarily due to growth in the Individual Life and COLI segments, while the Investment Products segment was consistent with prior year. Both Individual Life and COLI recorded increased fee income as a result of growth in their businesses, while the COLI segment also experienced higher net investment income.

Expenses increased $31, or 4% associated with the revenue growth described above, partially offset by a decline in the Investment Products segment primarily due to a decrease in individual annuity income tax expense due to the impact associated with separate account investment activity.

Net income increased $7, or 5%. Excluding an after-tax charge of $3 due to a cumulative change in accounting principle for the adoption of SFAS 133 and an after-tax benefit relating to state income taxes of $8 recorded in the first quarter of 2000, net income increased $18, or 15%. This increase was driven by the decrease in the individual annuity income tax expense discussed above and the growth in the other investment products operation.

SEGMENT RESULTS

Below is a summary of net income by segment.

                                                                         THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                        -------------------
                                                                          2001       2000
-------------------------------------------------------------------------------------------
Investment Products                                                     $     93  $     83
Individual Life                                                               17        18
Corporate Owned Life Insurance (COLI)                                          9         8
Other                                                                         16        19
-------------------------------------------------------------------------------------------
    NET INCOME                                                          $    135  $    128
-------------------------------------------------------------------------------------------

The sections that follow analyze each segment's results.

INVESTMENT PRODUCTS

                                                                         THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                        -------------------
                                                                          2001       2000
-------------------------------------------------------------------------------------------
Revenues                                                                $    516  $    515
Expenses                                                                     423       432
-------------------------------------------------------------------------------------------
   NET INCOME                                                           $     93  $     83
-------------------------------------------------------------------------------------------

Revenues in the Investment Products segment were consistent with prior, as higher net investment income in the other investment products operation was mostly offset by lower fee income and net investment income in the individual annuity business. Net investment income in the other investment products operation increased $27, or 21%, due primarily to growth in the institutional liabilities business where related assets increased $950, or 15%. Fee income generated by individual annuities decreased $13, or 4%, as related account values decreased $13.9 billion, or 15%, from March 31, 2000, primarily due to declining equity markets. Net investment income in the individual annuity operation decreased $6, or 12%, also due to the decline in related account values.

Expenses decreased $9, or 2%, driven by a $9, or 13%, decrease in benefits and claims in the individual annuity operation corresponding with the decline in account values described above and a $12, or 32%, decrease in individual annuity income tax expense due to the tax impact associated with separate account investment activity. Partially offsetting these decreases were an $12, or 11%, increase in benefits and claims and a $4, or 15%, increase in insurance expenses and other in the other investment products operation associated with the revenue growth described above.

Net income increased $10, or 12%, driven by the growth in revenues related to the other investment products operation and the lower effective tax rate in the individual annuity operation.


INDIVIDUAL LIFE

                                                                         THREE MONTHS ENDED
                                                                             MARCH 30,
                                                                        -------------------
                                                                          2001       2000
-------------------------------------------------------------------------------------------
Revenues                                                                $    139  $    132
Expenses                                                                     122       114
-------------------------------------------------------------------------------------------
   NET INCOME                                                           $     17  $     18
-------------------------------------------------------------------------------------------

Revenues in the Individual Life segment increased $7, or 5%, resulting primarily from higher fee income associated with the growing block of variable life insurance. Asset-based fees increased $3, or 38%, as average variable life account values increased $145, or 5%. Additionally, cost of insurance charges increased $5, or 10%, as variable life insurance in force increased $9.9 billion, or 39%.

Expenses increased $8, or 7%, principally due to a $10, or 20%, increase in mortality expenses. Mortality experience (expressed as death claims as a percentage of net amount at risk) for the first quarter of 2001 was higher than the same period of 2000, due to favorable mortality experience in the first quarter of 2000. Additionally, 2001 year to date mortality experience was trending within pricing assumptions and was slightly lower than full year 2000 levels.

Net income decreased $1, or 6%, as higher mortality costs more than offset higher fee income.

CORPORATE OWNED LIFE INSURANCE (COLI)

                                                                         THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                        -------------------
                                                                          2001       2000
-------------------------------------------------------------------------------------------
Revenues                                                                $    184  $    165
Expenses                                                                     175       157
-------------------------------------------------------------------------------------------
   NET INCOME                                                           $      9  $      8
-------------------------------------------------------------------------------------------

COLI revenues increased $19, or 12%, mostly due to higher fee income and net investment income. Fee income increased $8, or 10%, primarily due to growth in the variable COLI business, as account values increased $3.6 billion, or 29%, to $16.2 billion. Net investment income increased $8, or 9%, driven by higher interest rates on policy loans related to the leveraged COLI business.

Expenses increased $18, or 11%, consistent with the growth in revenues described above. Net income increased $1, or 13%, due to the factors described above.

INVESTMENTS

Invested assets, excluding separate account assets, totaled $20.2 billion as of March 31, 2001 and were comprised of $15.6 billion of fixed maturities, $3.6 billion of policy loans, equity securities of $48 and other investments of $928. As of December 31, 2000, general account invested assets totaled $18.7 billion and were comprised of $14.3 billion of fixed maturities, $3.6 billion of policy loans, equity securities of $48 and other investments of $784. Policy loans are secured by the cash value of the underlying life policy and do not mature in a conventional sense, but expire in conjunction with the related policy liabilities.

Invested assets increased by $1.5 billion, of which $1.3 billion was due to an increase in fixed maturities. This increase in fixed maturities was driven by short term holdings, which increased by $791, primarily as a result of the capital contribution from the Company's parent to finance the Company's portion of the Fortis acquisition, which closed on April 2, 2001. (For further information on the Fortis Acquisition please see Note 3 of Notes to Consolidated Financial Statements.)

                                                           MARCH 31, 2001            DECEMBER 31, 2000
                                                      ----------------------     -----------------------
FIXED MATURITIES BY TYPE                              FAIR VALUE     PERCENT     FAIR VALUE      PERCENT
--------------------------------------------------------------------------------------------------------
 Corporate                                            $  7,320        47.1%       $ 6,692         46.8%
 Asset backed securities                                 2,761        17.7%         2,778         19.5%
 Commercial mortgage backed securities                   2,236        14.4%         2,304         16.2%
 Mortgage backed securities - agency                       488         3.1%           440          3.1%
 Short-term                                              1,541         9.9%           750          5.3%
 Collateralized mortgage obligations                       722         4.6%           740          5.2%
 Government/Government agencies - Foreign                  275         1.8%           268          1.9%
 Government/Government agencies - U.S.                     146         0.9%           201          1.4%
 Municipal - taxable                                        72         0.5%            83          0.6%
 Redeemable preferred stock                                  1            -             1             -
--------------------------------------------------------------------------------------------------------
      TOTAL FIXED MATURITIES                          $ 15,562       100.0%      $ 14,257         100.0%
--------------------------------------------------------------------------------------------------------

INVESTMENT RESULTS

The table below summarizes Hartford Life's investment results.

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                         ------------------
(Before-tax)                                                                2001      2000
-------------------------------------------------------------------------------------------
Net investment income - excluding policy loan income                        $280      $247
Policy loan income                                                            77        74
-------------------------------------------------------------------------------------------
Net investment income - total                                               $357      $321
-------------------------------------------------------------------------------------------
Yield on average invested assets (1)                                         7.4%      7.1%
-------------------------------------------------------------------------------------------
Net realized capital losses                                                 $  -      $ (5)
-------------------------------------------------------------------------------------------

(1) Represents annualized net investment income (excluding net realized capital gains or losses) divided by average invested assets at cost (fixed maturities at amortized cost).

For the first quarter ended March 31, 2001, net investment income, excluding policy loans, increased $33 or 13% compared to the same period in 2000. The increase was primarily due to income earned on a higher invested asset base. Invested assets increased 16% from March 31, 2000. Yield on average invested assets increased as a result of higher yields on new investment purchases and increased partnership income.

REGULATORY INITIATIVES AND CONTINGENCIES

NAIC CODIFICATION

The NAIC adopted the Codification of Statutory Accounting Principles (Codification) in March 1998. The effective date for the statutory accounting guidance was January 1, 2001. Each of Hartford Life Insurance Company's domiciliary states has adopted Codification, and the Company has made the necessary changes in its statutory accounting and reporting required for implementation. The overall impact of applying the new guidance resulted in a one-time statutory cumulative transition benefit of $38 in statutory surplus for the Company.

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

(a) Exhibits - None.

(b) Reports on Form 8-K - None.

                                  SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   HARTFORD LIFE INSURANCE
                                                   COMPANY




                                                   /s/  Mary Jane B. Fortin
                                                   -----------------------------
                                                   Mary Jane B. Fortin
                                                   Vice President and Chief
                                                   Accounting Officer


MAY 14, 2001