Form 10-Q
period 2001-06-30
HARTFORD LIFE INSURANCE CO
filed 2001-08-14
CIK 45947

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For The Quarterly Period Ended June 30, 2001

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

As of August 14, 2001 there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant, all of which were directly owned by Hartford Life and Accident Insurance Company.

The registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                                      INDEX




PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                   PAGE
                                                                ----

Consolidated Statements of Income - Six Months
Ended June 31, 2001 and 2000                                      3

Consolidated Balance Sheets - June 30, 2001 and
December 31, 2000                                                 4

Consolidated Statements of Changes in Stockholder's Equity -
Six Months Ended June 30, 2001 and 2000                           5

Consolidated Statements of Cash Flows - Six Months Ended
     June 30, 2001 and 2000                                       6

Notes to Consolidated Financial Statements                        7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                              11


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                       15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                        15

Signature                                                        16

                          PART I. FINANCIAL INFORMATION

   ITEM 1.   FINANCIAL STATEMENTS


                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                             SECOND QUARTER                SIX MONTHS
                                                                ENDED                        ENDED
                                                               JUNE 30,                     JUNE 30,
                                                          -----------------           --------------------
(In millions) (Unaudited)                                 2001         2000           2001            2000
-------------------------------------------------------------------------------------------------------------
REVENUES
Fee income                                               $ 558         $ 507         $ 1,058         $ 1,010
Earned premiums and other                                   23            36              45              55
Net investment income                                      372           320             729             641
Net realized capital losses                                (22)          (32)            (22)            (37)
-------------------------------------------------------------------------------------------------------------
    TOTAL REVENUES                                         931           831           1,810           1,669
    ---------------------------------------------------------------------------------------------------------

BENEFITS, CLAIMS AND EXPENSES
Benefits and claims                                        441           385             831             714
Insurance expenses and other                               153           146             299             268
Amortization of deferred policy acquisition
    costs and present value of future profits              146           146             283             299
Dividends to policyholders                                   3             5              15              46
Goodwill amortization                                        3            --               3              --
-------------------------------------------------------------------------------------------------------------
    TOTAL BENEFITS, CLAIMS AND EXPENSES                    746           682           1,431           1,327
    ---------------------------------------------------------------------------------------------------------

    INCOME BEFORE INCOME TAX EXPENSE AND
    CUMULATIVE EFFECT OF ACCOUNTING CHANGES                185           149             379             342
Income tax expense                                          53            19             109              84
-------------------------------------------------------------------------------------------------------------
    INCOME BEFORE CUMULATIVE EFFECT OF
    ACCOUNTING CHANGES                                     132           130             270             258
Cumulative effect of accounting changes, net of tax         (3)           --              (6)             --
-------------------------------------------------------------------------------------------------------------

      NET INCOME                                         $ 129         $ 130         $   264         $   258
-------------------------------------------------------------------------------------------------------------




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                 JUNE 30,       DECEMBER 31,
(In millions, except for share data)                               2001            2000
--------------------------------------------------------------------------------------------
                                                               (Unaudited)
ASSETS
   Investments
   Fixed maturities, available for sale, at fair value
     (amortized cost of $17,141 and $14,219)                     $ 17,190        $ 14,257
   Equity securities, at fair value                                    62              48
   Policy loans, at outstanding balance                             3,690           3,573
   Other investments                                                1,026             784
--------------------------------------------------------------------------------------------
    Total investments                                              21,968          18,662
   Cash                                                               100              56
   Premiums receivable and agents' balances                            15              15
   Reinsurance recoverables                                         1,259           1,257
   Deferred policy acquisition costs and present value of
    future profits                                                  5,133           4,325
   Deferred income tax                                                 --             239
   Goodwill                                                           167              --
   Other assets                                                       752             537
   Separate account assets                                        114,635         113,744
--------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                $144,029        $138,835
     ---------------------------------------------------------------------------------------
LIABILITIES
   Future policy benefits                                        $  5,520        $  4,828
   Other policyholder funds                                        17,761          14,947
   Other liabilities                                                1,855           2,124
   Separate account liabilities                                   114,635         113,744
--------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                            139,771         135,643
     ---------------------------------------------------------------------------------------
STOCKHOLDER'S EQUITY
  Common stock - 1,000 shares authorized, issued and
    outstanding, par value $5,690                                       6               6
   Capital surplus                                                  1,806           1,045
   Accumulated other comprehensive income                              57              16
   Retained earnings                                                2,389           2,125
     TOTAL STOCKHOLDER'S EQUITY                                     4,258           3,192
     ---------------------------------------------------------------------------------------
         TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY              $144,029        $138,835
         -----------------------------------------------------------------------------------







                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY


SIX MONTHS ENDED JUNE 30, 2001

                                                                          ACCUMULATED OTHER
                                                                      COMPREHENSIVE INCOME (LOSS)
                                                                      ---------------------------
                                                                                        NET
                                                                                       GAIN ON
                                                                       UNREALIZED       CASH
                                                                        GAIN ON         FLOW                        TOTAL
                                               COMMON    CAPITAL       SECURITIES,     HEDGING      RETAINED    STOCKHOLDER'S
(In millions) (Unaudited)                       STOCK    SURPLUS       NET OF TAX    INSTRUMENTS    EARNINGS        EQUITY
-----------------------------------------------------------------------------------------------------------------------------
 Balance, December 31, 2000                      $6      $1,045           $16           $--           $2,125        $3,192
 Comprehensive income
 Net income                                                                                              264           264
                                                                                                                    ---------
 Other comprehensive income, net of tax (1)
   Cumulative effect of accounting change(2)                              (18)           21                              3
   Unrealized gain on securities (3)                                       32                                           32
   Net gain on cash flow hedging instruments                                              6                              6
                                                                                                                    ---------
 Total other comprehensive income                                                                                       41
                                                                                                                    ---------
    Total comprehensive income                                                                                         305
                                                                                                                    ---------
 Capital contribution from  parent                          761                                                        761
-----------------------------------------------------------------------------------------------------------------------------
   BALANCE, JUNE 30, 2001                        $6      $1,806           $30            27           $2,389        $4,258
-----------------------------------------------------------------------------------------------------------------------------


SIX MONTHS ENDED JUNE 30, 2000



                                                                              ACCUMULATED OTHER
                                                                                COMPREHENSIVE
                                                                                INCOME (LOSS)
                                                                                -------------
                                                                                    NET
                                                                              UNREALIZED CAPITAL
                                                                              GAINS (LOSSES) ON                     TOTAL
                                                   COMMON         CAPITAL     SECURITIES, NET OF   RETAINED      STOCKHOLDER'S
(In millions) (Unaudited)                           STOCK         SURPLUS            TAX           EARNINGS         EQUITY
------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                           $ 6          $ 1,045           $(255)          $1,823          $2,619
Comprehensive income
Net income                                                                                             258             258
                                                                                                                    ---------
Other comprehensive income, net of tax (1)
    Unrealized gain on securities (3)                                                  11                               11
                                                                                                                    ---------
Total other comprehensive income                                                                                        11
                                                                                                                    ---------
   Total comprehensive income                                                                                          269
                                                                                                                    ---------
  Dividend to parent                                                                                  (100)           (100)
------------------------------------------------------------------------------------------------------------------------------
  BALANCE, JUNE 30, 2000                             $ 6          $ 1,045           $(244)          $1,981          $2,788
------------------------------------------------------------------------------------------------------------------------------


(1) Unrealized gain on securities is reflected net of tax provision of $17 and $6 for the six months ended June 30, 2001 and 2000, respectively. Cumulative effect of accounting change is net of tax benefit of $2 for the six months ended June 30, 2001. Net gain on cash flow hedging instruments is net of tax provision of $3 for the six months ended June 30, 2001.

(2) Unrealized gain on securities, net of tax, includes cumulative effect of accounting change of $(3) to net income and $21 to net gain on cash flow hedging instruments.

(3) There were reclassification adjustments for after-tax losses realized in net income of $(2) and $(24) for the six months ended June 30, 2001 and 2000, respectively.


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                             -----------------------
(In millions) (Unaudited)                                                    2001              2000
----------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                               $   264           $   258
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES
  Net realized capital losses                                                   22                24
  Cumulative effect of accounting changes, net of tax                            6                --
  Amortization of deferred policy acquisition costs and present
    value of future profits                                                    283               299
  Additions to deferred policy acquisition costs and present
  value of future profits                                                     (486)             (456)
  Depreciation and amortization                                                (14)              (12)
  Decrease in premiums receivable and agents' balances                          --                 9
  Decrease in other liabilities                                               (211)             (130)
  Change in receivables, payables and accruals                                 (53)               73
  (Decrease) increase in accrued tax                                           (63)              159
  Decrease in deferred income tax                                               90                23
  Increase in future policy benefits                                           341               211
  Decrease in reinsurance recoverables                                           2                31
  Other, net                                                                  (102)               76
----------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                   79               565
----------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Purchases of investments                                                  (4,532)           (2,775)
  Sales of investments                                                       2,237             2,906
  Maturities and principal paydowns of fixed maturity investments            1,059               764
  Acquisition of Fortis Financial Group                                       (715)               --
----------------------------------------------------------------------------------------------------
    NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES                    (1,951)              895
----------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Capital contribution from parent                                             761                --
  Dividends paid                                                                --              (100)
  Net receipts from (disbursement for) investment and universal life-type
     contracts charged against  policyholder accounts                        1,155            (1,344)
----------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                     1,916            (1,444)
----------------------------------------------------------------------------------------------------
  Net increase in cash                                                          44                16
  Cash - beginning of period                                                    56                55
----------------------------------------------------------------------------------------------------
    CASH - END OF PERIOD                                                   $   100           $    71
----------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
NET CASH PAID (RECEIVED) DURING THE PERIOD FOR
Income taxes                                                               $    27           $   (74)



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

On April 2, 2001, Hartford Life, Inc. and its Subsidiaries ("Hartford Life") acquired the U.S. individual life insurance, annuity and mutual fund businesses of Fortis, Inc. (operating as "Fortis Financial Group", or "Fortis"). The acquisition was accounted for as a purchase transaction and, as such, the revenues and expenses generated by this business from April 2, 2001 forward are included in the Company's Consolidated Statements of Income. (For a further discussion of the Fortis Acquisition, see Note 3.)

Certain reclassifications have been made to prior year financial information to conform to the current year classification of transactions and accounts.

(b) Adoption of New Accounting Standards

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137 and 138. The standard requires, among other things, that all derivatives be carried on the balance sheet at fair value. The standard also specifies hedge accounting criteria under which a derivative can qualify for special accounting. In order to receive special accounting, the derivative instrument must qualify as a hedge of either the fair value or the variability of the cash flow of a qualified asset or liability, or forecasted transaction. Special accounting for qualifying hedges provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of the corresponding changes in value of the hedged item. The Company's policy prior to adopting SFAS No. 133 was to carry its derivative instruments on the balance sheet in a manner similar to the hedged item(s).

Upon adoption of SFAS No. 133, the Company recorded a $3 charge in net income as a net of tax cumulative effect of accounting change. The transition adjustment was primarily comprised of gains and losses on derivatives that had been previously deferred and not adjusted to the carrying amount of the hedged item. Also included in the transition adjustment were offsetting gains and losses related to recognizing at fair value all derivatives that are designated as fair-value hedging instruments offset by the difference between the book values and fair values of related hedged items attributable to the hedged risks. The entire transition amount was previously recorded in Accumulated Other Comprehensive Income ("OCI") - Unrealized Gain/Loss on Securities in accordance with SFAS No. 115. Gains and losses on derivatives that were previously deferred as adjustments to the carrying amount of hedged items were not affected by the implementation of SFAS No. 133.

Upon adoption, the Company also reclassified $21, net of tax, to Accumulated OCI
- Net Gain on Cash Flow Hedging Instruments from Accumulated OCI - Unrealized Gain/Loss on Securities. This reclassification reflects the January 1, 2001 net unrealized gain for all derivatives that are designated as cash-flow hedging instruments.

For a further discussion of the Company's accounting policies for derivative instruments, see Note 2 of Notes to Consolidated Financial Statements included in Hartford Life Insurance Company's March 31, 2001 Form 10-Q.

For a further discussion of Hartford Life Insurance Company's derivative results by hedge category for the quarter and six months ended June 30, 2001 see Note 2, Derivatives and Hedging Activities below.

Effective April 1, 2001, the Company adopted Emerging Issues Task Force ("EITF") Issue 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets". Under the consensus, investors in certain asset-backed securities are required to record changes in their estimated yield on a prospective basis and to evaluate these securities for an other than temporary decline in value. If the fair value of the asset-backed security has declined below its carrying amount and the decline is determined to be other than temporary, the security is written down to fair value. Upon adoption of EITF 99-20, the Company recorded a $3 charge to net income as a net of tax cumulative effect of accounting change.

(c)   FUTURE ADOPTION OF NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations". SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and requires that all business combinations be accounted for under the purchase method. The purchase method of accounting requires that net assets acquired that constitute a business be recorded at their fair value with any excess cost over the amounts assigned to net assets acquired recorded as goodwill. SFAS No. 141 also requires that certain intangible assets acquired in a business combination be recognized apart from goodwill.

The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method of accounting for those transactions is prohibited. Adoption of SFAS No. 141 will not have a material impact on the Company's financial condition or results of operations.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". Under current accounting guidance, goodwill resulting from a business combination is amortized against income over its estimated useful life. Under SFAS No. 142, goodwill is no longer amortized as an expense but instead is reviewed and tested for impairment under a fair value approach. Goodwill will be tested for impairment at least annually or more frequently as a result of an event or change in circumstances that would indicate an impairment may be necessary.

Goodwill must be tested for impairment in the year of adoption with an initial test to determine potential impairment, to be performed within six months of adoption. If the initial test indicates potential impairment, then a more detailed analysis to determine the extent of the impairment related to goodwill must be completed within twelve months of adoption.

SFAS No. 142 also requires that the useful lives of previously recognized intangible assets other than goodwill be reassessed and the remaining amortization periods adjusted accordingly. The reassessment must be completed prior to the end of the first quarter of 2002.

All of the provisions of SFAS No. 142 will be applied beginning January 1, 2002 to all goodwill and other intangible assets, regardless of when those assets were initially recognized. Adoption of SFAS No. 142 will result in the elimination of goodwill amortization. The Company expects goodwill amortization to approximate $4, after-tax, in 2001 and to have approximated $6, after-tax in 2002. The Company is in the process of assessing the impacts from the implementation of the other provisions of SFAS No. 142.

2.    DERIVATIVES AND HEDGING ACTIVITIES

Overview

The Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards and exchange traded futures and options, in order to achieve one of three Company approved objectives: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; or to control transaction costs. The Company is considered an "end-user" of derivative instruments and, as such, does not make a market or trade in these instruments for the express purpose of earning trading profits.

For a detailed discussion of the Company's use of derivative instruments see
Note 2 of Notes to Consolidated Financial Statements included in Hartford Life Insurance Company's March 31, 2001 Form 10-Q.

As of June 30, 2001, the Company reported $65 of derivative assets in other investments and $84 of derivative liabilities in other liabilities.

Cash-Flow Hedges

For the period ended June 30, 2001, the Company's gross gains and losses representing the total ineffectiveness of all cash-flow hedges essentially offset, with the net impact reported as realized capital gains or losses. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness.

Gains and losses on derivative contracts that are reclassified from OCI to current period earnings are included in the line item in the statement of income in which the hedged item is recorded. As of June 30, 2001, approximately $5 of after-tax deferred net gain on derivative instruments accumulated in OCI are expected to be reclassified to earnings during the next twelve months. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains/losses as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is twelve months. As of June 30, 2001, the Company held approximately $2.0 billion in derivative notional value related to strategies categorized as cash-flow hedges. There were no reclassifications from OCI to earnings resulting from the discontinuance of cash-flow hedges during the six months ended June 30, 2001.

Fair-Value Hedges

For the six months ended June 30, 2001, the Company's gross gains and losses representing the total ineffectiveness of all fair-value hedges essentially offset, with the net impact reported as realized capital gains or losses. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness. As of June 30, 2001, the Company held approximately $215 in derivative notional value related to strategies categorized as fair-value hedges.

Other Risk Management Activities

In general, the Company's other risk management activities relate to strategies used to meet the previously mentioned Company-approved objectives. Swap agreements, interest rate cap and floor agreements and option contracts are used to meet these objectives. Changes in the value of all derivatives held for other risk management purposes are reported in current period earnings as realized capital gains and losses. As of June 30, 2001 the Company held approximately $2.7 billion in derivative notional value related to strategies categorized as Other Risk Management Activities.

3.    FORTIS ACQUISITION

On April 2, 2001, The Hartford Financial Services Group, Inc. ("The Hartford"), through Hartford Life, acquired Fortis Financial Group for $1.12 billion in cash. Hartford Life effected the acquisition through several reinsurance agreements with subsidiaries of Fortis and the purchase of 100% of the stock of Fortis Advisers, Inc. and Fortis Investors, Inc., wholly-owned subsidiaries of Fortis, Inc. The acquisition was accounted for as a purchase transaction and, as such, the revenues and expenses generated by this business from April 2, 2001 forward are included in the Company's Consolidated Statements of Income.

Hartford Life financed this acquisition through (1) a capital contribution from The Hartford of $615 from its February 16, 2001 offering of common stock, (2) net proceeds from the March 1, 2001 issuance of $400 of senior debt securities under Hartford Life's June 1998 shelf registration and (3) net proceeds from the March 6, 2001 issuance of $200 of trust preferred securities also under Hartford Life's June 1998 shelf registration.

The assets and liabilities acquired in this transaction were recorded at values prescribed by applicable purchase accounting rules, which generally represent estimated fair value. In addition, an intangible asset representing the present value of future profits ("PVP") of the acquired business was established in the amount of $605. The PVP is amortized to expense in relation to the estimated gross profits of the underlying insurance contracts, and interest is accreted on the unamortized balance. For the quarter ended June 30, 2001, amortization of PVP amounted to $13. Goodwill of $169, representing the excess of the purchase price over the amount of net assets (including PVP) acquired, has also been recorded and is being amortized on a straight-line basis over a 25 year period.

4.    COMMITMENTS AND CONTINGENT LIABILITIES

(a)   LITIGATION

Hartford Life Insurance Company is involved or may become involved in various legal actions, in the normal course of its business, in which claims for alleged economic and punitive damages have been or may be asserted. Some of the pending litigation has been filed as purported class actions and some actions have been filed in certain jurisdictions that permit punitive damage awards that are disproportionate to the actual damages incurred. Although there can be no assurances, at the present time, the Company does not anticipate that the ultimate liability, if any, arising from potential, pending or threatened legal actions, after consideration of provisions made for estimated losses and costs of defense, will have a material adverse effect on the financial condition or operating results of the Company.

(b)   TAX MATTERS

Hartford Life's federal income tax returns are routinely audited by the Internal Revenue Service ("IRS"). During 2000, the Company recorded a $24 tax benefit as a result of a settlement with the IRS with respect to certain tax matters for the 1993-1995 tax years. As of June 30, 2001, this same matter is under review with the IRS as part of its audit of the Company's 1996-1997 tax returns. Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from tax examinations and other tax related matters for all open tax years.

5.    SEGMENT INFORMATION

Hartford Life Insurance Company is organized into three reportable operating segments which include Investment Products, Individual Life and Corporate Owned Life Insurance (COLI). Investment Products offers individual variable and fixed annuities, retirement plan services and other investment products. Individual Life sells a variety of life insurance products, including variable life, universal life, interest sensitive whole life and term life insurance. COLI primarily offers variable products used by employers to fund non-qualified benefits or other post-employment benefit obligations as well as leveraged COLI. The Company includes in "Other" corporate items not directly allocable to any of its reportable operating segments, as well as certain group benefit products including group life and disability insurance that is directly written by the Company and is substantially ceded to its parent, Hartford Life and Accident Insurance Company, a wholly-owned subsidiary of Hartford Life, Inc.

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


THREE MONTHS ENDED                 Investment   Individual
JUNE 30, 2001                       Products       Life        COLI     Other    Total
---------------------------------------------------------------------------------------
Total revenues                       $ 537        $ 209       $ 179      $ 6     $ 931
Net income                              93           32           9       (5)      129
---------------------------------------------------------------------------------------


THREE MONTHS ENDED                 Investment   Individual
JUNE 30, 2000                       Products       Life        COLI     Other    Total
---------------------------------------------------------------------------------------
Total revenues                       $ 511        $ 132       $ 169      $ 19    $ 831
Net income                              93           16           8        13      130
---------------------------------------------------------------------------------------


SIX MONTHS ENDED                   Investment   Individual
JUNE 30, 2001                       Products       Life        COLI     Other     Total
----------------------------------------------------------------------------------------
Total revenues                       $ 1,053      $ 348       $ 363      $ 46    $ 1,810
Net income                               186         49          18        11        264
----------------------------------------------------------------------------------------


SIX MONTHS ENDED                   Investment   Individual
JUNE 30, 2000                       Products       Life        COLI     Other     Total
----------------------------------------------------------------------------------------
Total revenues                       $ 1,026      $ 264       $ 334      $ 45    $ 1,669
Net income                               176         34          16        32        258
----------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 (Dollar amounts in millions, unless otherwise stated)

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the financial condition of Hartford Life Insurance Company and its Subsidiaries ("Hartford Life Insurance Company" or the "Company") as of June 30, 2001, compared with December 31, 2000, and its results of operations for the second quarter and six months ended June 30, 2001 compared with the equivalent periods in 2000. This discussion should be read in conjunction with the MD&A included in the Company's 2000 Form 10-K Annual Report.

Certain statements contained in this discussion, other than statements of historical fact, are forward-looking statements. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company's control and have been made based upon management's expectations and beliefs concerning future developments and their potential effect on the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on Hartford Life Insurance Company will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of certain factors, including the possibility of less success in integrating the U.S. individual life insurance, annuity and mutual fund businesses of Fortis, Inc. than anticipated, the possibility of general economic and business conditions that are less favorable than anticipated, unfavorable legislative or judicial developments, changes in interest rates or the stock markets, stronger than anticipated competitive activity and those factors described in such forward-looking statements.

INDEX

Consolidated Results of Operations          11
Investment Products                         12
Individual Life                             12
Corporate Owned Life Insurance (COLI)       13
Investments                                 13
Regulatory Matters and Contingencies        14
Accounting Standards                        14

CONSOLIDATED RESULTS OF OPERATIONS

OPERATING SUMMARY                                   SECOND QUARTER ENDED    SIX MONTHS ENDED
                                                          JUNE 30,              JUNE 30,
                                                    -------------------------------------------
                                                       2001     2000        2001         2000
-----------------------------------------------------------------------------------------------
Revenues                                              $931      $831      $ 1,810       $1,669
Expenses                                               799       701        1,540        1,411
Cumulative changes in accounting, net of tax (1)        (3)       --           (6)          --
-----------------------------------------------------------------------------------------------
   NET INCOME                                         $129      $130      $   264       $  258
-----------------------------------------------------------------------------------------------

(1) For the second quarter ended June 30, 2001, represents the cumulative impact of the Company's adoption of EITF Issue 99-20. For the six months ended June 30, 2001, represents the cumulative impact of the Company's adoption of EITF Issue 99-20 and SFAS No. 133.

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

On April 2, 2001, The Hartford Financial Services Group, Inc. ("The Hartford"), through Hartford Life, Inc. and its subsidiaries ("Hartford Life"), acquired the U.S. individual life insurance, annuity and mutual fund businesses of Fortis, Inc. (operating as Fortis Financial Group, or "Fortis") for $1.12 billion in cash. Hartford Life effected the acquisition through several reinsurance agreements with subsidiaries of Fortis and the purchase of 100% of the stock of Fortis Advisers, Inc. and Fortis Investors, Inc., wholly-owned subsidiaries of Fortis, Inc. This transaction was accounted for as a purchase transaction and, as such, the revenues and expenses generated by this business from April 2, 2001 forward are included in the Company's Consolidated Statements of Income.

Revenues increased $100, or 12%, and $141, or 8% for the second quarter and six months ended June 30, 2001, respectively, primarily due to strong growth in the Individual Life segment, while the Investment Products and COLI segment's showed moderate gains. The growth in Individual Life was driven by higher fee income and net investment income due primarily to the business acquired from Fortis, Inc.

Expenses increased $98, or 14%, and $129, or 9% for the second quarter and six months ended June 30, 2001, respectively associated with the revenue growth described above. Net income decreased $1, or 1%, and increased $6, or 2% for the second quarter and six months ended June 30, 2001, respectively. For the second quarter and six months ended June 30, 2001, the Company recorded after-tax net realized capital losses of $14, while for the second quarter and six months ended June 30, 2000, the Company recorded after-tax net realized capital losses of $21 and $24, respectively. In addition, for the second quarter and six months ended June 30, 2000, the Company recorded after-tax benefits of $24 and $32, respectively, related to favorable tax settlements. Excluding these tax settlements, as well as the net realized capital losses and the cumulative effect of accounting changes identified above, net income increased $19, or 15%, and $34, or 14%, respectively, led by the Individual Life segment where net income doubled for the second quarter and increased, $15, or 44%, year to date.

SEGMENT RESULTS

Below is a summary of net income by segment.

                                                  SECOND QUARTER ENDED     SIX MONTHS ENDED
                                                        JUNE 30,               JUNE 30,
                                                  -------------------------------------------
                                                   2001        2000        2001        2000
--------------------------------------------------------------------------------------------
Investment Products                               $ 93        $ 93        $ 186        $ 176
Individual Life                                     32          16           49           34
Corporate Owned Life Insurance (COLI)                9           8           18           16
Other                                               (5)         13           11           32
--------------------------------------------------------------------------------------------
    NET INCOME                                    $129        $130        $ 264        $ 258
--------------------------------------------------------------------------------------------

The sections that follow analyze each segment's results.

INVESTMENT PRODUCTS

                                                SECOND QUARTER ENDED        SIX MONTHS ENDED
                                                      JUNE 30,                  JUNE 30,
                                                ----------------------------------------------
                                                  2001        2000         2001          2000
----------------------------------------------------------------------------------------------
Revenues                                         $537         $511       $ 1,053       $ 1,026
Expenses                                          444          418           867           850
----------------------------------------------------------------------------------------------
   NET INCOME                                    $ 93         $ 93       $   186       $   176
----------------------------------------------------------------------------------------------

Revenues increased $26, or 5%, and $27, or 3% for the second quarter and six months ended June 30, 2001, respectively, driven by net investment income in the other investment products operation which increased $26, or 20%, and $53, or 20% for the respective periods. The higher net investment income was primarily due to growth in the institutional business where related assets increased $1.3 billion, or 18% from a year ago. Partially offsetting the year to date increase in net investment income, was a decrease in year to date individual annuity revenues of $22, or 3%, principally due to lower fee income associated with decreased account values resulting from the lower equity markets as compared to the prior year. Individual annuity account values decreased $3.2 billion, or 4%, from June 30, 2000. Individual annuity revenues for the second quarter of 2001 were flat with the equivalent period in 2000 as revenues from the business acquired from Fortis, Inc. helped offset the impact of the reduced account values discussed above.

Expenses increased $26, or 6%, and $17, or 2% for the second quarter and six months ended June 30, 2001, respectively, driven by higher benefits and claims in other investment products which increased $24, or 24%, and $36, or 17%, respectively, associated with the growth in revenues discussed above. Partially offsetting the year to date increase in benefits and claims, was a decrease in year to date individual annuity expenses of $20, or 4%, driven by lower amortization of deferred acquisition costs and present value of future profits, as well as reduced income tax expense due to the tax impact associated with separate account investment activity.

Net income was comparable to prior period, and increased $10, or 6% for the second quarter and six months ended June 30, 2001, respectively, due to the factors described above.

INDIVIDUAL LIFE

                                   SECOND QUARTER ENDED       SIX MONTHS ENDED
                                         JUNE 30,                JUNE 30,
                                   ---------------------------------------------
                                     2001        2000        2001         2000
--------------------------------------------------------------------------------
Revenues                             $209        $132        $ 348        $ 264
Expenses                              177         116          299          230
--------------------------------------------------------------------------------
   NET INCOME                        $ 32        $ 16        $  49        $  34
--------------------------------------------------------------------------------


Revenues in the Individual Life segment increased $77, or 58%, and $84, or 32%, for the second quarter and six months ended June 30, 2001, respectively, primarily due to the Fortis acquisition. Fee income, including cost of insurance charges, increased $53, or 56%, and

$59, or 31%, respectively, driven primarily by growth in the variable life business where account values increased $1.1 billion, or 38%, and life insurance in force increased $29.2 billion, more than double the amount from a year ago. In addition, net investment income on general account business (universal life, interest sensitive whole life and term life) increased $22, or 63%, and $23, or 32%, respectively, consistent with the growth in related account values.

Expenses increased $61, or 53%, and $69, or 30%, for the second quarter and six months ended June 30, 2001, respectively, due principally to the growth in revenues described above. Year to date mortality experience (expressed as death claims as a percentage of net amount at risk) for 2001 was higher than the same period of the prior year, however, 2001 year to date mortality experience was within pricing assumptions and was slightly lower than the full year 2000 levels.

Net income increased $16, or 100%, and $15, or 44%, for the second quarter and six months ended June 30, 2001, respectively, as compared to the equivalent prior year periods due to the growth factors discussed above.


CORPORATE OWNED LIFE INSURANCE ("COLI")

                                 SECOND QUARTER ENDED         SIX MONTHS ENDED
                                       JUNE 30,                   JUNE 30,
                                 -----------------------------------------------
                                   2001        2000          2001          2000
--------------------------------------------------------------------------------
Revenues                           $179        $169         $ 363          $ 334
Expenses                            170         161           345            318
--------------------------------------------------------------------------------
   NET INCOME                      $  9        $  8         $  18          $  16
--------------------------------------------------------------------------------

COLI revenues increased $10, or 6%, and $29, or 9%, for the second quarter and six months ended June 30, 2001, respectively, mostly due to higher fee income and net investment income. Fee income increased $3, or 4%, and $11, or 7%, for the second quarter and six months ended June 30, 2001, respectively, due to growth in the variable COLI business as related account values increased $3.7 billion, or 29%, from a year ago. In addition, net investment income increased $4, or 5%, and $12, or 7%, driven by income on policy loans related to the leveraged COLI business.

Expenses increased $9, or 6%, and $27, or 8%, and net income increased $1, or 13%, and $2, or 13%, for the second quarter and six months ended June 30, 2001, respectively, as compared to the equivalent 2000 periods, primarily due to the growth in revenues described above.

INVESTMENTS

Invested assets, excluding separate account assets, totaled $22.0 billion as of June 30, 2001 and were comprised of $17.2 billion of fixed maturities, $3.7 billion of policy loans, equity securities of $62 and other investments of $1.0 billion. As of December 31, 2000, general account invested assets totaled $18.7 billion and were comprised of $14.3 billion of fixed maturities, $3.6 billion of policy loans, equity securities of $48 and other investments of $784. Policy loans are secured by the cash value of the underlying life policy and do not mature in a conventional sense, but expire in conjunction with the related policy liabilities.

Invested assets increased by $3.3 billion, of which $2.9 billion was due to an increase in fixed maturities. This increase in fixed maturities was primarily due to the Fortis acquisition and new cash flow from growth in general account business. The securities acquired as part of the Fortis transaction were principally corporate and asset-backed securities.

                                                 JUNE 30, 2001         DECEMBER 31, 2000
                                            -----------------------------------------------
FIXED MATURITIES BY TYPE                    FAIR VALUE     PERCENT   FAIR VALUE     PERCENT
-------------------------------------------------------------------------------------------
Corporate                                     $ 8,561       49.8%      $ 6,692       46.8%
Asset backed securities                         3,077       17.9%        2,778       19.5%
Commercial mortgage backed securities           2,358       13.7%        2,304       16.2%
Short-term                                        975        5.7%          750        5.3%
Mortgage backed securities - agency               742        4.3%          440        3.1%
Collateralized mortgage obligations               585        3.4%          740        5.2%
Government/Government agencies - U.S.             526        3.1%          201        1.4%
Government/Government agencies - Foreign          313        1.8%          268        1.9%
Municipal - taxable                                52        0.3%           83        0.6%
Redeemable preferred stock                          1         --             1         --
-------------------------------------------------------------------------------------------
     TOTAL FIXED MATURITIES                   $17,190      100.0%      $14,257      100.0%
-------------------------------------------------------------------------------------------

INVESTMENT RESULTS

The table below summarizes Hartford Life's investment results.

                                                         SECOND QUARTER ENDED       SIX MONTHS ENDED
                                                               JUNE 30,                 JUNE 30,
                                                         ---------------------------------------------
(Before-tax)                                               2001        2000         2001         2000
------------------------------------------------------------------------------------------------------
Net investment income - excluding policy loan income      $ 298       $ 249        $ 574        $ 496
Policy loan income                                           74          71          155          145
------------------------------------------------------------------------------------------------------
Net investment income - total                             $ 372       $ 320        $ 729        $ 641
------------------------------------------------------------------------------------------------------
Yield on average invested assets (1)                        7.1%        7.2%         7.2%         7.1%
------------------------------------------------------------------------------------------------------
Net realized capital losses                               $ (22)      $ (32)       $ (22)       $ (37)
------------------------------------------------------------------------------------------------------

(1) Represents annualized net investment income (excluding net realized capital gains or losses) divided by average invested assets at cost (fixed maturities at amortized cost).

Net investment income, excluding policy loans, for the second quarter and six months ended June 30, 2001 increased approximately $49, or 20%, and $78, or 16%, respectively, compared to the respective prior periods. The increases were primarily due to income earned on the higher invested asset base. Yields on average invested assets were essentially flat.

Net realized capital losses for the second quarter and six months ended June 30, 2001, decreased by $10, or 31% and $15, or 41% compared to the respective prior year periods. Realized gains and losses in both the current and prior year periods were attributable to investment portfolio rebalancing activities. Included in 2001 net losses were losses associated with the credit deterioration of certain investments in which the Company has an indirect economic interest.

REGULATORY MATTERS AND CONTINGENCIES

NAIC CODIFICATION

The NAIC adopted the Codification of Statutory Accounting Principles ("Codification") in March 1998. The effective date for the statutory accounting guidance was January 1, 2001. Each of Hartford Life Insurance Company's domiciliary states has adopted Codification, and the Company has made the necessary changes in its statutory accounting and reporting required for implementation. The overall impact of applying the new guidance resulted in a one-time statutory cumulative transition benefit of $38 in statutory surplus for the Company.

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

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Hartford Life is involved or may become involved in various legal actions, in the normal course of its business, in which claims for alleged economic and punitive damages have been or may be asserted. Some of the pending litigation has been filed as purported class actions and some actions have been filed in certain jurisdictions that permit punitive damage awards that are disproportionate to the actual damages incurred. Although there can be no assurances, at the present time, the Company does not anticipate that the ultimate liability, if any, arising from potential, pending or threatened legal actions, after consideration of provisions made for estimated losses and costs of defense, will have a material adverse effect on the financial condition or operating results of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - None.
(b) Reports on Form 8-K - None.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     HARTFORD LIFE INSURANCE COMPANY




                                     /s/  Mary Jane B. Fortin
                                     -------------------------------------------
                                     Mary Jane B. Fortin
                                     Vice President and Chief Accounting Officer





AUGUST 14, 2001