Form 10-Q
period 2001-09-30
HARTFORD LIFE INSURANCE CO
filed 2001-11-14
CIK 45947

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2001

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

   As of November 14, 2001 there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant, all of which were directly owned by Hartford Life and Accident Insurance Company.

   The registrant meets the conditions set forth in General Instruction H (1)
   (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                                      INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                             PAGE
Consolidated Statements of Income - Nine Months
Ended September 30, 2001 and 2000                                          3

Consolidated Balance Sheets - September 30, 2001
and December 31, 2000                                                      4

Consolidated Statements of Changes in Stockholder's Equity -
Nine Months Ended September 30, 2001 and 2000                              5

Consolidated Statements of Cash Flows - Nine Months Ended
September 30, 2001 and 2000                                                6

Notes to Consolidated Financial Statements                                 7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                       12


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                17

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 17

Signature                                                                 18


                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                          THIRD QUARTER                          NINE MONTHS
                                                                              ENDED                                ENDED
                                                                           SEPTEMBER 30,                         SEPTEMBER 30,
                                                                      -----------------------             ------------------------
  (In millions) (Unaudited)                                           2001               2000             2001                2000
------------------------------------------------------------------------------------------------------------------------------------
  REVENUES
Fee income                                                            $534               $585             $1,592             $1,595
Earned premiums and other                                               20                  3                 65                 58
Net investment income                                                  377                338              1,106                979
Net realized capital losses                                            (14)                (7)               (36)               (44)
------------------------------------------------------------------------------------------------------------------------------------
    TOTAL REVENUES                                                     917                919              2,727              2,588
------------------------------------------------------------------------------------------------------------------------------------


BENEFITS, CLAIMS AND EXPENSES
Benefits and claims                                                    459                372              1,290              1,086
Insurance expenses and other                                           153                188                452                456
Amortization of deferred policy acquisition
    costs and present value of future profits                          134                163                417                462
Dividends to policyholders                                              13                  7                 28                 53
Goodwill amortization                                                   --                 --                  3                 --
------------------------------------------------------------------------------------------------------------------------------------
    TOTAL BENEFITS, CLAIMS AND EXPENSES                                759                730              2,190              2,057
------------------------------------------------------------------------------------------------------------------------------------


    INCOME BEFORE INCOME TAX EXPENSE
    (BENEFIT) AND CUMULATIVE EFFECT OF                                 158                189                537                531
    ACCOUNTING CHANGES
Income tax expense (benefit)                                          (107)                60                  2                144
------------------------------------------------------------------------------------------------------------------------------------
    INCOME BEFORE CUMULATIVE EFFECT OF
    ACCOUNTING CHANGES                                                 265                129                535                387
Cumulative effect of accounting changes, net of tax                     --                 --                 (6)                --
------------------------------------------------------------------------------------------------------------------------------------
    NET INCOME                                                        $265               $129               $529               $387
------------------------------------------------------------------------------------------------------------------------------------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                                 SEPTEMBER 30,          DECEMBER 31,
(In millions, except for share data)                                                                2001                   2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 (Unaudited)
ASSETS
   Investments
   Fixed maturities, available for sale, at fair value
    (amortized cost of $17,614 and $14,219)                                                      $18,324                  $14,257
   Equity securities, at fair value                                                                   61                       48
   Policy loans, at outstanding balance                                                            3,677                    3,573
   Other investments                                                                               1,141                      784
------------------------------------------------------------------------------------------------------------------------------------
    Total investments                                                                             23,203                   18,662
   Cash                                                                                               71                       56
   Premiums receivable and agents' balances                                                           18                       15
   Reinsurance recoverables                                                                        1,334                    1,257
   Deferred policy acquisition costs and present value of
    future profits                                                                                 5,232                    4,325
   Deferred income tax                                                                                --                      239
   Goodwill                                                                                          166                       --
   Other assets                                                                                      786                      537
   Separate account assets                                                                       105,092                  113,744
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                                               $135,902                 $138,835
------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES
   Future policy benefits                                                                         $5,441                   $4,828
   Other policyholder funds                                                                       18,632                   14,947
   Deferred income tax                                                                                94                       --
   Other liabilities                                                                               1,853                    2,124
   Separate account liabilities                                                                  105,092                  113,744
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                                                           131,112                  135,643
------------------------------------------------------------------------------------------------------------------------------------


STOCKHOLDER'S EQUITY
  Common stock - 1,000 shares authorized, issued and
  outstanding,  par value $5,690                                                                       6                        6
   Capital surplus                                                                                 1,806                    1,045
   Accumulated other comprehensive income                                                            324                       16
   Retained earnings                                                                               2,654                    2,125
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL STOCKHOLDER'S EQUITY                                                                    4,790                    3,192
------------------------------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                             $135,902                 $138,835
------------------------------------------------------------------------------------------------------------------------------------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2001                                           ACCUMULATED OTHER
                                                                          COMPREHENSIVE INCOME (LOSS)
                                                                          ---------------------------

                                                                           NET UNREALIZED    NET GAIN ON
                                                                              GAIN ON         CASH FLOW                    TOTAL
                                                       COMMON    CAPITAL   SECURITIES, NET     HEDGING    RETAINED    STOCKHOLDER'S
  (In millions) (Unaudited)                            Stock      SURPLUS    OF TAX         INSTRUMENTS   EARNINGS        EQUITY
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                              $6        $1,045       $16                $--       $2,125      $3,192
Comprehensive income
Net income                                                                                                     529         529
                                                                                                                        ------
Other comprehensive income, net of tax (1)
  Cumulative effect of accounting change(2)                                    (18)                21                        3
  Net unrealized gain on securities (3)                                        241                                         241
  Net gain on cash flow hedging instruments                                                        64                       64
                                                                                                                        ------
Total other comprehensive income                                                                                           308
                                                                                                                        ------
  Total comprehensive income                                                                                               837
                                                                                                                        ------
Capital contribution from parent                                     761                                                   761
------------------------------------------------------------------------------------------------------------------------------------
  Balance, September 30, 2001                           $6        $1,806      $239                 85       $2,654      $4,790
------------------------------------------------------------------------------------------------------------------------------------




NINE MONTHS ENDED SEPTEMBER 30, 2000                                                    ACCUMULATED OTHER
                                                                                          COMPREHENSIVE
                                                                                          INCOME (LOSS)
                                                                                        -----------------
                                                                                              NET
                                                                                           UNREALIZED
                                                                                            CAPITAL
                                                                                        GAINS (LOSSES) ON                 TOTAL
                                                                 COMMON    CAPITAL     SECURITIES, NET OF   RETAINED   STOCKHOLDER'S
  (In millions) (Unaudited)                                      STOCK     SURPLUS             TAX          EARNINGS       EQUITY
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                                         $6       $1,045          $(255)         $1,823         $2,619
Comprehensive income
Net income                                                                                                    387            387
                                                                                                                          ------
Other comprehensive income, net of tax (1)
   Net unrealized gain on securities (3)                                                       99                             99
                                                                                                                          ------
Total other comprehensive income                                                                                              99
                                                                                                                          ------
  Total comprehensive income                                                                                                 486
                                                                                                                          ------
  Dividend to parent                                                                                         (185)          (185)
------------------------------------------------------------------------------------------------------------------------------------
  Balance, September 30, 2000                                      $6       $1,045          $(156)         $2,025         $2,920
------------------------------------------------------------------------------------------------------------------------------------

(1) Unrealized gain on securities is reflected net of tax provision of $130 and $53 for the nine months ended September 30, 2001 and 2000, respectively. Cumulative effect of accounting change is net of tax benefit of $2 for the nine months ended September 30, 2001. Net gain on cash flow hedging instruments is net of tax provision of $34 for the nine months ended September 30, 2001.

(2) Unrealized gain on securities, net of tax, includes cumulative effect of accounting change of $(3) to net income and $21 to net gain on cash flow hedging instruments.

(3) There were reclassification adjustments for after-tax losses realized in net income of ($12) and $(29) for the nine months ended September 30, 2001 and 2000, respectively.





                       SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                              NINE MONTHS
                                                                                                            ENDED SEPTEMBER 30,
                                                                                                        ---------------------------
(In millions) (Unaudited)                                                                               2001                   2000
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                                                            $529                   $387
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES
  Net realized capital losses                                                                             36                     44
  Cumulative effect of accounting changes, net of tax                                                      6                     --
  Amortization of deferred policy acquisition costs and present
    value of future profits                                                                              417                    462
  Additions to deferred policy acquisition costs and present                                            (719)                  (691)
  value of future profits
  Depreciation and amortization                                                                          (18)                   (20)
  (Increase) decrease in premiums receivable and agents' balances                                         (3)                     6
  (Decrease) increase in other liabilities                                                              (119)                   169
  Change in receivables, payables and accruals                                                           (59)                    40
  (Decrease) increase in accrued tax                                                                     (22)                   262
  Change in deferred income tax                                                                           35                    (56)
  Increase in future policy benefits                                                                     262                    311
  (Increase) decrease in reinsurance recoverables                                                        (84)                    27
  Other, net                                                                                            (111)                    79
-----------------------------------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                                            150                  1,020
-----------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Purchases of investments                                                                            (7,074)                (4,134)
  Sales of investments                                                                                 3,191                  3,458
  Maturities and principal paydowns of fixed maturity investments                                      1,688                  1,117
  Purchase of affiliates and other                                                                        --                      2
  Acquisition of Fortis Financial Group                                                                 (715)                    --
-----------------------------------------------------------------------------------------------------------------------------------
    NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES                                              (2,910)                   443
-----------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Capital contribution from parent                                                                       761                     --
  Dividends paid                                                                                          --                   (185)
  Net receipts (disbursements) for investment and universal
   life-type contracts charged against policyholder accounts                                           2,014                 (1,238)
-----------------------------------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                               2,775                 (1,423)
-----------------------------------------------------------------------------------------------------------------------------------
  Net increase in cash                                                                                    15                     40
  Cash - beginning of period                                                                              56                     55
-----------------------------------------------------------------------------------------------------------------------------------
    CASH - END OF PERIOD                                                                                 $71                    $95
-----------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
NET CASH PAID DURING THE PERIOD FOR
Income taxes                                                                                             $27                    $34

                      SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLAR AMOUNTS IN MILLIONS, UNLESS OTHERWISE STATED)
                                   (UNAUDITED)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

(a)   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hartford Life Insurance Company and subsidiaries ("Hartford Life Insurance Company" or the "Company") an indirect, wholly-owned subsidiary of Hartford Life, Inc. ("Hartford Life") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures which are normally included in financial statements prepared on the basis of accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, these statements include all adjustments which were normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. For a description of significant accounting policies, see
Note 2 of Notes to Consolidated Financial Statements in Hartford Life Insurance Company's 2000 Form 10-K Annual Report.

On April 2, 2001, Hartford Life acquired the U.S. individual life insurance, annuity and mutual fund businesses of Fortis, Inc. (operating as "Fortis Financial Group", or "Fortis") which was affected through several reinsurance agreements with Hartford Life Insurance Company. The acquisition was accounted for as a purchase transaction and, as such, the applicable revenues and expenses generated by this business from April 2, 2001 forward are included in the Company's Consolidated Statements of Income. (For a further discussion of the Fortis Acquisition, see Note 4.)

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

For a further discussion of the Company's accounting policies for derivative instruments, see Note 3 of Notes to Consolidated Financial Statements included in Hartford Life Insurance Company's March 31, 2001 Form 10-Q.

For a further discussion of Hartford Life Insurance Company's derivative results by hedge category for the quarter and nine months ended September 30, 2001, see
Note 3, Derivatives and Hedging Activities below.

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

Effective September 2001, the Company adopted EITF Issue 01-10 "Accounting for the Impact of the Terrorist Attacks of September 11, 2001". Under the consensus, costs related to the terrorist acts should be reported as part of income from continuing operations and not as an extraordinary item. The Company has recognized and classified all direct and indirect costs associated with the attack of September 11 in accordance with the consensus. (For a discussion of the impact of the September 11 terrorist attack, see Note 2)

(c) FUTURE ADOPTION OF NEW ACCOUNTING STANDARDS

In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 establishes an accounting model for long-lived assets to be disposed of by sale that applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. Adoption of SFAS No. 144 will not have a material impact on the Company's financial condition or results of operations.

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

All of the provisions of SFAS No. 142 will be applied beginning January 1, 2002 to all goodwill and other intangible assets, regardless of when those assets were initially recognized. Adoption of SFAS No. 142 will result in the elimination of goodwill amortization. The Company expects goodwill amortization to approximate $4, after-tax, in 2001 and to have approximated $6, after-tax in 2002. The Company is in the process of assessing the impacts from the implementation of the other provisions of SFAS No.142.

2.    SEPTEMBER 11 TERRORIST ATTACK

As a result of the September 11 terrorist attack, the Company recorded an estimated loss amounting to $9, net of taxes and reinsurance, in the third quarter of 2001. The Company based the loss estimate upon a review of insured exposures using a variety of assumptions and actuarial techniques, including estimated amounts for unknown and unreported policyholder losses. Also included was an estimate of amounts recoverable under the Company's ceded reinsurance programs, including the cost of additional reinsurance premiums. As a result of the uncertainties involved in the estimation process, final claims settlement may vary from present estimates.

3.    DERIVATIVES AND HEDGING ACTIVITIES

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

As of September 30, 2001, the Company reported $144 of derivative assets in other investments and $71 of derivative liabilities in other liabilities.

Cash-Flow Hedges

For the period ended September 30, 2001, the Company's gross gains and losses representing the total ineffectiveness of all cash-flow hedges essentially offset, with the net impact reported as realized capital gains or losses. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness.

Gains and losses on derivative contracts that are reclassified from OCI to current period earnings are included in the line item in the statement of income in which the hedged item is recorded. As of September 30, 2001, approximately $3 of after-tax deferred net gain on derivative instruments accumulated in OCI are expected to be reclassified to earnings during the next twelve months. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains/losses as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is twelve months. As of September 30, 2001, the Company held approximately $2.0 billion in derivative notional value related to strategies categorized as cash-flow hedges. There were no reclassifications from OCI to earnings resulting from the discontinuance of cash-flow hedges during the nine months ended September 30, 2001.

Fair-Value Hedges

For the nine months ended September 30, 2001, the Company's gross gains and losses representing the total ineffectiveness of all fair-value hedges essentially offset, with the net impact reported as realized capital gains or losses. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness. As of September 30, 2001, the Company held approximately $214 in derivative notional value related to strategies categorized as fair-value hedges.

Other Risk Management Activities

In general, the Company's other risk management activities relate to strategies used to meet the previously mentioned Company-approved objectives. Swap agreements, interest rate cap and floor agreements and option contracts are used to meet these objectives. Changes in the value of all derivatives held for other risk management purposes are reported in current period earnings as realized capital gains and losses. As of September 30, 2001 the Company held approximately $2.7 billion in derivative notional value related to strategies categorized as Other Risk Management Activities.

4.    FORTIS ACQUISITION

On April 2, 2001, Hartford Life acquired Fortis Financial Group for $1.12 billion in cash. This acquisition was effected through several reinsurance agreements between Hartford Life Insurance Company and various subsidiaries of Fortis, Inc. and the purchase of 100% of the stock of Fortis Advisers, Inc. and Fortis Investors, Inc., wholly-owned subsidiaries of Fortis, by Hartford Life and Accident Insurance Company, the Company's parent. The acquisition was accounted for as a purchase transaction and, as such, the applicable revenues and expenses generated by this business from April 2, 2001 forward are included in the Company's Consolidated Statements of Income.

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

The assets and liabilities acquired in this transaction were recorded at values prescribed by applicable purchase accounting rules, which generally represent estimated fair value. In addition, an intangible asset representing the present value of future profits ("PVP") of the acquired business was established in the amount of $605. The PVP is amortized to expense in relation to the estimated gross profits of the underlying insurance contracts, and interest is accreted on the unamortized balance. For the quarter ended September 30, 2001, amortization of PVP amounted to $10. Goodwill of $169, representing the excess of the purchase price over the amount of net assets (including PVP) acquired related to the insurance operations purchased by the Company, has also been recorded and is being amortized on a straight-line basis over a 25 year period.

5.    SALE OF SUDAMERICANA HOLDING S.A.

On September 7, 2001, Hartford Life completed the sale of its ownership interest in an Argentine subsidiary, Sudamericana Holding S.A. The Company recognized an after-tax net realized capital loss of $11 related to the sale.

6.    COMMITMENTS AND CONTINGENT LIABILITIES

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

(b)   TAX MATTERS

The Company's federal income tax returns are routinely audited by the Internal Revenue Service ("IRS"). In August 2001, the Company recorded a $130 benefit primarily the result of the favorable treatment of certain tax matters related to separate account investment activity arising during the 1996-2000 tax years. During 2000, the Company recorded a $24 tax benefit as a result of a settlement with the IRS with respect to certain similar tax matters for the 1993-1995 tax years.

Management believes that adequate provisions have been made in the financial statements for any potential assessments that may result from tax examination and other tax related matters for all open tax years.

7.    SEGMENT INFORMATION

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

THIRD QUARTER ENDED          Investment    Individual
SEPTEMBER 30, 2001            Products       Life       COLI      Other   Total
--------------------------------------------------------------------------------
Total revenues                 $525         $205        $169       $18     $917
Net income                       92           26          8        139      265
--------------------------------------------------------------------------------




THIRD QUARTER ENDED          Investment    Individual
SEPTEMBER 30, 2000            Products      Life        COLI      Other   Total
--------------------------------------------------------------------------------
Total revenues                $522         $141         $238       $18    $919
Net income                      86           19            9        15     129
--------------------------------------------------------------------------------

NINE MONTHS ENDED            Investment   Individual
SEPTEMBER 30, 2001            Products      Life       COLI      Other   Total
--------------------------------------------------------------------------------
Total revenues                   $1,578     $553       $532        $64   $2,727
Net income                          278       75         26        150      529
--------------------------------------------------------------------------------

THIRD QUARTER ENDED          Investment    Individual
SEPTEMBER 30, 2000            Products        Life       COLI      Other   Total
--------------------------------------------------------------------------------
Total revenues                 $1,548      $ 405        $ 572       $63   $2,588
Net income                        262         53           25        47      387
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in millions, unless otherwise stated)

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the financial condition of Hartford Life Insurance Company and its Subsidiaries ("Hartford Life Insurance Company" or the "Company") as of September 30, 2001, compared with December 31, 2000, and its results of operations for the third quarter and nine months ended September 30, 2001 compared with the equivalent periods in 2000. This discussion should be read in conjunction with the MD&A included in the Company's 2000 Form 10-K Annual Report.

Certain statements made herein, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty, which are, in many instances, beyond the Company's control and have been made based upon management's expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of various factors. These factors include: the uncertain nature of damage theories and loss amounts and the development of additional facts related to the September 11 terrorist attack; the response of reinsurance companies under reinsurance contracts and the impact of increasing reinsurance rates; the possibility of more unfavorable loss experience than anticipated; the possibility of general economic and business conditions that are less favorable than anticipated; the possibility of less success in integrating the U.S. individual life insurance, annuity and mutual fund businesses of Fortis, Inc than anticipated; changes in interest rates or the stock markets; stronger than anticipated competitive activity; unfavorable legislative, regulatory or judicial developments; and other factors described in such forward-looking statements.

--------------------------------------------------------------------------------
INDEX
--------------------------------------------------------------------------------

Consolidated Results of Operations   12      Investments                      15
Investment Products                  13      Regulatory Matters and           15
                                             Contingencies
Individual Life                      14      Accounting Standards             16
Corporate Owned Life Insurance       14
(COLI)


--------------------------------------------------------------------------------
CONSOLIDATED RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


OPERATING SUMMARY                        THIRD QUARTER ENDED  NINE MONTHS ENDED
                                            SEPTEMBER 30,       SEPTEMBER 30,
                                         -------------------  -----------------
                                           2001      2000      2001       2000
-------------------------------------------------------------------------------
Revenues                                   $917      $919    $2,727     $2,588
Expenses                                    652       790     2,192      2,201
Cumulative changes in accounting,
 net of tax (1)                              --        --        (6)        --
-------------------------------------------------------------------------------
   NET INCOME                              $265      $129      $529       $387
-------------------------------------------------------------------------------

(1) For the third quarter ended September 30, 2001, represents the cumulative impact of the Company's adoption of EITF Issue 99-20. For the nine months ended September 30, 2001, represents the cumulative impact of the Company's adoption of EITF Issue 99-20 and SFAS No. 133.

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

On April 2, 2001, Hartford Life acquired the U.S. individual life insurance, annuity and mutual fund businesses of Fortis, Inc. (operating as "Fortis Financial Group" or "Fortis"). (For further discussion, see "Fortis Acquisition" in the Capital Resources and Liquidity section.) This transaction was accounted for as a purchase transaction and, as such, the applicable revenues and expenses generated by this business from April 2, 2001 forward are included in the Company's Consolidated Statements of Income.

Revenues were relatively consistent for the third quarter and increased $139, or 5%, for the nine months ended September 30, 2001 as the Company experienced growth in its Individual Life and Investment Products segments, which were partially offset by a decrease in COLI. Most notably, Individual Life earned higher fee income and net investment income due primarily to the business acquired from Fortis, Inc.

Expenses decreased $138, or 17%, for the third quarter primarily associated with the lower levels of revenue in the COLI segment and a decrease in income tax expense principally due to a $130 benefit associated with a tax item related to separate account investment activity. For the nine months ended September 30, 2001, expenses were relatively consistent with prior year levels as increases in expenses associated with the higher revenue were offset by the $130 tax benefit.

Net income increased $136, or 105%, and $142, or 37%, for the third quarter and nine months ended September 30, 2001, respectively. For the third quarter and nine months ended September 30, 2001, the Company recorded after-tax net realized capital losses of $9 and $23, respectively, while for the third quarter and nine months ended September 30, 2000, the Company recorded after-tax net realized capital losses of $5 and $29, respectively. (See Investments section for further discussion.) Also included in the results for the third quarter of 2001 are the $130 favorable tax item discussed above and a $9 charge associated with the impact of the September 11th terrorist attack. In addition, the nine months ended September 30, 2000, includes a benefit of $32 also related to favorable tax items. Excluding these tax items, as well as the net realized capital losses, cumulative effect of accounting changes and the impact of the September 11th terrorist attack, net income increased $15, or 11%, and $21, or 5%, for the third quarter and nine months ended September 30, 2001, respectively, as each of the Company's operating segments experienced growth from a year ago.

SEGMENT RESULTS

Below is a summary of net income by segment.

                                       THIRD QUARTER ENDED    NINE MONTHS ENDED
                                          SEPTEMBER 30,         SEPTEMBER 30,
                                       ----------------------------------------
                                         2001       2000       2001       2000
-------------------------------------------------------------------------------
Investment Products                       $92        $86       $278       $262
Individual Life                            26         19         75         53
Corporate Owned Life Insurance (COLI)       8          9         26         25
Other(1)                                  139         15        150         47
-------------------------------------------------------------------------------
    NET INCOME                           $265       $129       $529       $387
-------------------------------------------------------------------------------

(1) The third quarter and nine months ended September 30, 2001, as well as the nine months ended September 30, 2000, include after-tax benefits related to prior year items.

The sections that follow analyze each segment's results.

INVESTMENT PRODUCTS

                                    THIRD QUARTER ENDED        NINE MONTHS ENDED
                                       SEPTEMBER 30,            SEPTEMBER 30,
                                    --------------------------------------------
                                    2001         2000         2001         2000
--------------------------------------------------------------------------------
Revenues                            $525         $522       $1,578       $1,548
Expenses                             433          436        1,300        1,286
--------------------------------------------------------------------------------
   NET INCOME                        $92          $86         $278         $262
--------------------------------------------------------------------------------

Revenues in the Investment Products segment increased $3, or 1%, and $30, or 2%, for the third quarter and nine months ended September 30, 2001, respectively, driven primarily by the other investment products operation. Net investment income in other investment products increased $28, or 21%, and $81, or 20%, due mostly to growth in the institutional assets which increased $1.2 billion, or 16%, from a year ago. The increases in other investment products were partially offset by individual annuity fee revenue, which decreased $31, or 10% and $49, or 5%, for the third quarter and nine months ended September 30, 2001, respectively, as fee income and net investment income from the business acquired from Fortis, Inc., only partially offset lower revenues associated with decreased account values resulting from the lower equity markets as compared to the prior year. Account values of $78.0 billion were $14.0 billion, or 15% lower than a year ago.

Expenses decreased $3, or 1%, and increased $14, or 1%, for the third quarter and nine months ended September 30, 2001, respectively, driven by interest credited and higher insurance expenses and other in other investment products and individual annuity businesses associated with the revenue growth described above. For the respective third quarter and nine month periods, interest credited in other investment products operations increased $22, or 20%, and $57, or 18%. Interest credited in the individual annuity operation increased $13, or 24% and $10, or 5% for the respective third quarter and nine month periods. Offsetting these increases, were decreases in individual annuity expenses including amortization of deferred acquisition costs and present value of future profits, which decreased $30, or 24%, and $48, or 13%, for the respective periods as well as decreases in income tax expense of $19, or 58%, and $36, or 36%, due to the tax impact associated with separate account investment activity.

Net income increased $6, or 7%, and $16, or 6%, for the third quarter and nine months ended September 30, 2001, respectively, as compared to the equivalent periods in 2000. These increases were driven by the growth in revenues in other investment products described above, the favorable impact of the Fortis Financial Group acquisition and a lower effective tax rate due to the impact associated with separate account investment activity.

INDIVIDUAL LIFE

                                        THIRD QUARTER ENDED    NINE MONTHS ENDED
                                           SEPTEMBER 30,          SEPTEMBER 30,
                                        ----------------------------------------
                                          2001       2000       2001       2000
--------------------------------------------------------------------------------
Revenues                                  $205       $141       $553       $405
Expenses                                   179        122        478        352
--------------------------------------------------------------------------------
   NET INCOME                              $26        $19        $75        $53
--------------------------------------------------------------------------------

Revenues in the Individual Life segment increased $64, or 45%, and $148, or 37%, for the third quarter and nine months ended September 30, 2001, respectively, primarily due to the business acquired from Fortis, Inc. Fee income, including cost of insurance charges, increased $43, or 42%, and $102, or 35%, respectively, driven principally by growth in the variable life business where account values increased $441, or 15%, and life insurance in force increased $28.7 billion, or 93%, from a year ago. In addition, net investment income on general account business (universal life, interest sensitive whole life and term life) increased $19, or 53%, and $42, or 39%, for the respective third quarter and nine months, associated with the growth in related account values which were $3.0 billion as of September 30, 2001, $1.1 billion, or 57% higher than a year ago.

Expenses increased $57, or 47%, and $126, or 36%, for the respective third quarter and nine month periods, due principally to the growth in revenues described above. Year-to-date mortality experience (expressed as death claims as a percentage of net amount at risk) for 2001 was higher than the same period of the prior year, however, 2001 year to date mortality experience was within pricing assumptions and is favorable to full year 2000 levels.

Net income increased $7, or 37%, and $22, or 42%, for the third quarter and nine months ended September 30, 2001, respectively. Individual Life incurred an after-tax charge of $3 related to the September 11th terrorist attack. Excluding this charge, net income increased $10, or 53%, and $25, or 47%, for the third quarter and nine months ended September 30, 2001, respectively, primarily due to the growth factors described above.

--------------------------------------------------------------------------------
CORPORATE OWNED LIFE INSURANCE ("COLI")
--------------------------------------------------------------------------------

                                        THIRD QUARTER ENDED    NINE MONTHS ENDED
                                          SEPTEMBER 30,         SEPTEMBER 30,
                                        ----------------------------------------
                                        2001       2000       2001     2000
--------------------------------------------------------------------------------
 Revenues                              $169       $238       $532       $572
  Expenses                              161        229        506        547
--------------------------------------------------------------------------------
   NET INCOME                            $8         $9        $26        $25
--------------------------------------------------------------------------------

COLI revenues decreased $69, or 29%, and $40, or 7%, for the third quarter and nine months ended September 30, 2001, respectively, mostly due to lower fee income and net investment income. Fee income decreased $61, or 44%, and $50, or 17%, for the third quarter and nine month periods due to a decline in variable COLI sales from the respective prior year periods. In addition, net investment income decreased $11, or 11%, for the third quarter due primarily to lower interest rates, as well as a slight decline in leveraged COLI account values. Year-to-date net investment income was relatively consistent with 2000 levels.

Expenses decreased $68, or 30%, and $41, or 7%, associated with the decreased revenue discussed above. Net income decreased $1, or 11%, and increased $1, or 4%, for the third quarter and nine months ended September 30, 2001. COLI incurred an after-tax charge of $2 related to the September 11th terrorist attack. Excluding this charge, net income increased $1, or 11%, and $3, or 12%, for the third quarter and nine months ended September 30, 2001, respectively, due principally to a $1.4 billion, or 9%, increase in variable COLI account values.

--------------------------------------------------------------------------------
INVESTMENTS
--------------------------------------------------------------------------------
Invested assets, excluding separate account assets, totaled $23.2 billion as of September 30, 2001 and were comprised of $18.3 billion of fixed maturities, $3.7 billion of policy loans, equity securities of $61 and other investments of $1.1 billion. As of December 31, 2000, general account invested assets totaled $18.7 billion and were comprised of $14.3 billion of fixed maturities, $3.6 billion of policy loans, equity securities of $48 and other investments of $784. Policy loans are secured by the cash value of the underlying life policy and do not mature in a conventional sense, but expire in conjunction with the related policy liabilities.

General account invested assets increased by $4.5 billion, of which $4.1 billion was due to an increase in fixed maturities. This increase in fixed maturities was primarily due to the Fortis Financial Group acquisition, new cash flow from growth in general account business and an increase in fair value due to a lower interest rate environment. The securities acquired as part of the Fortis transaction were principally corporate and asset-backed securities


                                                 SEPTEMBER 30, 2001           DECEMBER 31, 2000
                                               ----------------------      ------------------------
FIXED MATURITIES BY TYPE                       FAIR VALUE      PERCENT      FAIR VALUE      PERCENT
---------------------------------------------------------------------------------------------------
Corporate                                        $9,474          51.7%        $6,692           46.8%
Asset backed securities                           3,131          17.1%         2,778           19.5%
Commercial mortgage backed securities             2,413          13.1%         2,304           16.2%
Short-term                                        1,197           6.5%           750            5.3%
Mortgage backed securities -- agency                774           4.2%           440            3.1%
Collateralized mortgage obligations                 619           3.4%           740            5.2%
Government/Government agencies -- U.S.              340           1.9%           201            1.4%
Government/Government agencies -- Foreign           328           1.8%           268            1.9%
Municipal - taxable                                  47           0.3%            83            0.6%
Redeemable preferred stock                            1            --              1             --
---------------------------------------------------------------------------------------------------
     TOTAL FIXED MATURITIES                     $18,234         100.0%       $14,257          100.0%
---------------------------------------------------------------------------------------------------

INVESTMENT RESULTS

The table below summarizes the Company's investment results.

                                                               THIRD QUARTER ENDED             NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                   SEPTEMBER 30,
                                                            ------------------------------------------------------
(Before-tax)                                                  2001            2000            2001            2000
------------------------------------------------------------------------------------------------------------------
Net investment income - excluding policy loan income          $300            $255            $874            $751
Policy loan income                                              77              83             232             228
------------------------------------------------------------------------------------------------------------------
Net investment income - total                                 $377            $338          $1,106            $979
------------------------------------------------------------------------------------------------------------------
Yield on average invested assets (1)                           6.8%            7.6%            7.2%            7.1%
------------------------------------------------------------------------------------------------------------------
Net realized capital losses                                   $(14)            $(7)           $(36)           $(44)
------------------------------------------------------------------------------------------------------------------

(1) Represents annualized net investment income (excluding net realized capital gains or losses) divided by average invested assets at cost (fixed maturities at amortized cost).

Net investment income, excluding policy loans, for the third quarter and nine months ended September 30, 2001 increased approximately $45, or 18%, and $123, or 16%, respectively, compared to the respective prior year periods. The increases were primarily due to income earned on the previously discussed increase in fixed maturity investments from the Fortis acquisition partially offset by lower yields in the third quarter ended September 30, 2001. Yields on average invested assets for the third quarter ended September 30, 2001 decreased to 6.8% compared to 7.6% in the prior year period. Yields on average invested assets for the nine months ended September 30, 2001 and September 30, 2000 were essentially consistent.

Net realized capital losses for the third quarter and nine months ended September 30, 2001 increased by $7 and decreased $8 compared to the respective prior year periods. Included in net realized capital losses for the third quarter ended September 30, 2001 was a $10 loss recognized on the sale of the Company's interest in an Argentine insurance joint venture. Also, included in 2001 net realized capital losses were losses associated with the credit deterioration of certain investment in which the Company has an indirect economic interest.

--------------------------------------------------------------------------------
REGULATORY MATTERS AND CONTINGENCIES
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
ACCOUNTING STANDARDS
--------------------------------------------------------------------------------
For a discussion of accounting standards, see Note 1 of Notes to Consolidated Financial Statements.

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



                                                 HARTFORD LIFE INSURANCE COMPANY




                                             /s/ Mary Jane B. Fortin
                                             -----------------------------------
                                             Mary Jane B. Fortin
                                             Vice President and Chief Accounting
                                             Officer


NOVEMBER 14, 2001