Form 10-K
period 2001-12-31
HARTFORD LIFE INSURANCE CO
filed 2002-03-28
CIK 45947

FORM 10-K

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 2-89516

HARTFORD LIFE INSURANCE COMPANY

(Exact name of registrant as specified in its charter)

Connecticut (State or other jurisdiction of incorporation or organization)	06-0974148 (I.R.S. Employer Identification Number)

200 Hopmeadow Street, Simsbury, Connecticut 06089

(Address of principal executive offices)

(860) 547-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No[ ]

As of February 28, 2002, there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant, all of which were directly owned by Hartford Life and Accident Insurance Company.

The registrant meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONTENTS

	ITEM	DESCRIPTION	PAGE

PART I	1	Business of Hartford Life Insurance Company*	3

	2	Properties*	8

	3	Legal Proceedings	8

	4	**

PART II	5	Market for Hartford Life Insurance Company’s Common Stock and Related Stockholder Matters	9

	6	**

	7	Management’s Discussion and Analysis of Financial Condition and Results of Operations*	10

	7A	Quantitative and Qualitative Disclosures About Market Risk	26

	8	Financial Statements and Supplementary Data	26

	9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	26

PART III	10	**

	11	**

	12	**

	13	**

PART IV	14	Exhibits, Financial Statements, Schedules and Reports on Form 8-K	26

		Signatures	II-1

		Exhibits Index	II-2

*	Item prepared in accordance with General Instruction I(2) of Form 10-K

**	Item omitted in accordance with General Instruction I(2) of Form 10-K

PART I

Item 1. BUSINESS OF HARTFORD LIFE INSURANCE COMPANY

(Dollar amounts in millions, unless otherwise stated)

General

Hartford Life Insurance Company and its subsidiaries (“Hartford Life Insurance Company” or the “Company”), is a direct subsidiary of Hartford Life and Accident Insurance Company (“HLA”), a wholly-owned subsidiary of Hartford Life, Inc. (“Hartford Life”). The Company, together with HLA, provides (i) investment products, including variable annuities, fixed market value adjusted (“MVA”) annuities and retirement plan services for the savings and retirement needs of over 1.5 million customers, (ii) life insurance for income protection and estate planning to approximately 750,000 customers, (iii) group benefits products such as group life and group disability insurance for the benefit of millions of individuals and (iv) corporate owned life insurance, which includes life insurance policies purchased by a company on the lives of its employees. The Company is one of the largest sellers of individual variable annuities, variable life insurance and group disability insurance in the United States. The Company’s strong position in each of its core businesses provides an opportunity to increase the sale of the Company’s products and services as individuals increasingly save and plan for retirement, protect themselves and their families against disability or death and engage in estate planning. In an effort to advance the Company’s strategy of growing its life and asset accumulation businesses, Hartford Financial Services Group (“The Hartford”) acquired the individual life insurance, annuity and mutual fund businesses of Fortis, Inc. (“Fortis Financial Group” or “Fortis”) on April 2, 2001. (For additional information, see the Capital Resources and Liquidity section of the MD&A and Note 4 of Notes to Consolidated Financial Statements).

In the past year, the Company’s total assets increased 5% to $145.4 billion at December 31, 2001 from $138.8 billion at December 31, 2000. The Company generated revenues of $3.7 billion, $3.4 billion and $3.4 billion in 2001, 2000 and 1999 respectively. Additionally, Hartford Life Insurance Company generated net income of $646, $487 and $361 in 2001, 2000, and 1999 respectively.

Customer Service, Technology and Economies of Scale

The Company maintains advantageous economies of scale and operating efficiencies due to its continued growth, attention to expense and claims management and commitment to customer service and technology. These advantages allow the Company to competitively price its products for its distribution network and policyholders. The Company continues to achieve operating efficiencies in its Investment Products segment. Operating expenses associated with the Company’s individual annuity products as a percentage of total individual annuity account values reduced by nearly half since 1992, declining from 43 basis points to 22 basis points in 2001. In addition, the Company utilizes computer technology to enhance communications within the Company and throughout its distribution network in order to improve the Company’s efficiency in marketing, selling and servicing its products and, as a result, provides high-quality customer service. In recognition of excellence in customer service for variable annuities, Hartford Life Insurance Company was awarded the 2001 Annuity Service Award by DALBAR, Inc., a recognized independent financial services research organization, for the sixth consecutive year. Hartford Life Insurance Company is the only company to receive this prestigious award in every year of the award’s existence. Additionally, the Company’s Individual Life division won the DALBAR award for service of life insurance customers in 2001 and was the only life insurance operation to be recognized with this prestigious award.

Risk Management

The Company’s product designs, prudent underwriting standards and risk management techniques protect it against disintermediation risk and greater than expected mortality and morbidity experience. As of December 31, 2001, the Company had limited exposure to disintermediation risk on approximately 97% of its domestic life insurance and annuity liabilities through the use of non-guaranteed separate accounts, MVA features, policy loans, surrender charges and non-surrenderability provisions. The Company effectively utilizes prudent underwriting standards to select and price insurance risks, and regularly monitors mortality and morbidity assumptions to determine if experience remains consistent with these assumptions and to ensure that its product pricing remains appropriate. The Company also enforces disciplined claims management to protect itself against greater than expected morbidity experience.

Reporting Segments

Hartford Life Insurance Company has the following reportable operating segments: Investment Products, Individual Life and Corporate Owned Life Insurance (COLI). The Company includes in “Other” corporate items not directly allocable to any of its reportable segments, as well as certain group benefits, including group life and group disability insurance that is directly written by the Company and is substantially ceded to its parent, HLA. The following is a description of each segment, including a discussion of principal products, methods of distribution and competitive environments. Additional information on Hartford Life Insurance Company’s segments may be found in the MD&A and Note 16 of Notes to Consolidated Financial Statements.

Investment Products

The Investment Products segment focuses, through the sale of individual variable and fixed annuities, retirement plan services and other investment products, on the savings and retirement needs of the growing number of individuals who are preparing for retirement or who have already retired. Investment Products generated revenues of $2.1 billion in 2001 and 2000 and $1.9 billion in 1999, of which individual annuities accounted for $1.4 billion in 2001 and 2000 and $1.3 billion in 1999. Net income in the Investment Products segment was $375, $354 and $300 in 2001, 2000 and 1999, respectively.

Hartford Life Insurance Company sells both variable and fixed individual annuity products through a wide distribution network of national and regional broker-dealer organizations, banks and other financial institutions and independent financial advisors. The Company is a market leader in the annuity industry with sales of $10.0 billion, $10.7 billion and $10.9 billion in 2001, 2000 and 1999, respectively. Hartford Life was among the largest sellers of individual variable annuities in the United States for 2001, 2000 and 1999 with sales of $9.0 billion, $9.0 billion and $10.3 billion, respectively. In addition, the Company continues to be among the largest sellers of individual variable annuities through banks in the United States.

In addition to its leading position in individual annuities, the Company continues to emerge as a significant participant in the mutual fund business and is among the top providers of retirement products and services, including asset management and plan administration sold to corporations pursuant to Section 401 of the Internal Revenue Code of 1986, as amended (the Code) (referred to as “401(k)”) and to municipalities pursuant to Section 457 of the Code, as amended (referred to as “Section 457”). The Company also provides structured settlement contracts, terminal funding products and other investment products such as guaranteed investment contracts (“GICs”).

As previously mentioned, The Hartford acquired the individual annuity businesses of Fortis, Inc. in 2001. This acquisition helped solidify the Company’s strong position in variable annuities.

Principal Products

Individual Variable Annuities — Hartford Life Insurance Company earns fees, based on policyholders’ account values, for managing variable annuity assets and maintaining policyholder accounts. The Company uses specified portions of the periodic deposits paid by a customer to purchase units in one or more mutual funds as directed by the customer who then assumes the investment performance risks and rewards. As a result, variable annuities permit policyholders to choose aggressive or conservative investment strategies, as they deem appropriate, without affecting the composition and quality of assets in the Company’s general account. These products offer the policyholder a variety of equity and fixed income options, as well as the ability to earn a guaranteed rate of interest in the general account of the Company. The Company offers an enhanced guaranteed rate of interest for a specified period of time (no longer than twelve months) if the policyholder elects to dollar-cost average funds from the Company’s general account into one or more non-guaranteed separate accounts. Due to this enhanced rate and the volatility experienced in the overall equity markets, this option continues to be popular with policyholders. Policyholders may make deposits of varying amounts at regular or irregular intervals and the value of these assets fluctuates in accordance with the investment performance of the funds selected by the policyholder. To encourage persistency, many of the Company’s individual variable annuities are subject to withdrawal restrictions and surrender charges. Surrender charges range initially from 5% to 8% of the contract’s initial deposit less withdrawals and reduce to zero on a sliding scale, usually within seven policy years. Volatility experienced by the equity markets over the past few years did not cause a significant increase in variable annuity surrenders, demonstrating that policyholders are generally aware of the long-term nature of these products. Individual variable annuity account values of $74.6 billion as of December 31, 2001, have grown significantly from $13.1 billion as of December 31, 1994, due to strong net cash flow, resulting from high level of sales, low levels of surrenders and equity market appreciation. Approximately 94% and 96% of the individual variable annuity account values were held in non-guaranteed separate accounts as of December 31, 2001 and 2000, respectively.

The assets underlying the Company’s variable annuities are managed both internally and by outside money managers, while the Company provides all policy administration services. The Company utilizes a select group of money managers, such as Wellington Management Company, LLP (“Wellington”), Putnam Financial Services, Inc. (“Putnam”), American Funds, MFS Investment Management (“MFS”), Franklin Templeton Group, AIM Investments (“AIM”) and Morgan Stanley Dean Witter InterCapital, Inc. All have an interest in the continued growth in sales of the Company’s products and greatly enhance the marketability of the Company’s annuities and the strength of its product offerings. The Company’s Director variable annuity, which is managed in part by Wellington, continues to be an industry leader in terms of sales. In addition, The Hartford Leaders, which is a multi-manager variable annuity that combines the product manufacturing, wholesaling and service capabilities of Hartford Life with the investment management expertise of four of the nations most successful investment management organizations, American Funds, Franklin Templeton Group, AIM and MFS, has quickly emerged as a strong selling product for the Company.

Fixed MVA Annuities — Fixed MVA annuities are fixed rate annuity contracts which guarantee a specific sum of money to be paid in the future, either as a lump sum or as monthly income. In the event that a policyholder surrenders a policy prior to the end of the guarantee period, the MVA feature increases or decreases the cash surrender value of the annuity in respect of any interest rate decreases or increases, respectively, thereby protecting the Company from losses due to higher interest rates at the time of surrender. The amount of payment will not fluctuate due to adverse changes in the Company’s investment return, mortality experience or expenses. The Company’s primary fixed MVA annuities have terms varying from one to ten years with an average term of approximately eight years. Account values of fixed MVA annuities were $9.6 billion and $9.0 billion as of December 31, 2001 and 2000, respectively.

Governmental — The Company sells retirement plan products and services to municipalities under Section 457 plans. The Company offers a number of different funds, both fixed income and equity, to the employees in Section 457 plans. Generally, the Company manages the fixed income funds and certain other outside money managers act as advisors to the equity funds offered in Section 457 plans administered by the Company. As of December 31, 2001, the Company administered over 3,000 Section 457 plans.

Corporate — The Company sells retirement plan products and services to corporations under Section 401(k) plans targeting the small and medium case markets since the Company believes these markets are underpenetrated in comparison to the large case market. As of December 31, 2001, the Company administered over 2,400 Section 401(k) plans.

Institutional Liabilities — The Company sells structured settlement contracts which provide for periodic payments to an injured person or survivor for a generally determinable number of years, typically in settlement of a claim under a liability policy in lieu of a lump sum settlement. The Company’s structured settlements are sold through The Hartford’s Property & Casualty insurance operations as well as specialty brokers. The Company also markets other annuity contracts for special purposes such as the funding of terminated defined benefit pension plans. In addition, the Company offers GICs and short-term funding agreements.

Section 529 Plans — The Company is introducing a tax advantaged college savings product (529 Plan) in early 2002 called SMART 529. SMART 529 is a state-sponsored education savings program established by the State of West Virginia which offers an easy way for both the residents of West Virginia and out-of-state participants to invest for a college education. In 1996, Congress created a tax-advantaged college savings program (529 Plan) as part of Section 529 of the Code. The 529 Plan is an investment plan operated by a state designed to help families save for future college costs. On January 1, 2002, 529 Plans became federal tax exempt for qualified withdrawals.

SMART 529 is designed to be flexible by allowing investors to choose from a wide variety of investment portfolios to match their risk preference to help investors accumulate savings for college. An individual can open a SMART 529 account for anyone, at any age. The SMART 529 product complements the Company’s existing offering of investment products (mutual funds, variable annuities, 401 (k), 457 and 403 (b) plans). It also leverages the Company’s capabilities in distribution, service and fund performance. The Company believes this is a significant market opportunity and the benefits of investing in 529 plans will be well received by many Americans saving for college.

Marketing and Distribution

The Investment Products distribution network is based on management’s strategy of utilizing multiple and competing distribution channels to achieve the broadest distribution to reach target customers. The success of the Company’s marketing and distribution system depends on its product offerings, fund performance, successful utilization of wholesaling organizations, quality of customer service, and relationships with national and regional broker-dealer firms, banks and other financial institutions, and independent financial advisors (through which the sale of the Company’s individual annuities to customers is consummated).

Hartford Life Insurance Company maintains a distribution network of approximately 1,500 broker-dealers and approximately 500 banks. As of September 30, 2001, the Company was selling products through 24 of the 25 largest retail banks in the United States, including proprietary relationships with 10 of the top 25. The Company periodically negotiates provisions and terms of its relationships with unaffiliated parties, and there can be no assurance that such terms will remain acceptable to the Company or such third parties. The Company’s primary wholesaler of it’s individual annuities is its wholly-owned subsidiary, PLANCO Financial Services, Inc. and its affiliate, PLANCO, Incorporated (collectively “PLANCO”). PLANCO is one of the nation’s largest wholesalers of individual annuities and has played a significant role in the Company’s growth over the past decade. As a wholesaler, PLANCO distributes the Company’s fixed and variable annuities, mutual funds, 401(k) and single premium variable life insurance by providing sales support to registered representatives, financial planners and broker-dealers at brokerage firms and banks across the United States. Owning PLANCO secures an important distribution channel for the Company and gives the Company a wholesale distribution platform which it can expand in terms of both the number of individuals wholesaling its products and the portfolio of products which they wholesale. In addition, the Company uses internal personnel with extensive experience in the Section 457 market, as well as access to the Section 401(k) market, to sell its products and services in the retirement plan market.

Competition

The Investment Products segment competes with numerous other insurance companies as well as certain banks, securities brokerage firms, investment advisors and other financial intermediaries marketing annuities, mutual funds and other retirement-oriented products. The 1999 Gramm-Leach-Bliley Act (“the Financial Services Modernization Act”), which allows affiliations among banks, insurance companies and securities firms, has not precipitated any significant changes in bank ownership of insurance companies. (For additional information, see the Regulatory Matters and Contingencies section of the MD&A.) Product sales are affected by competitive factors such as investment performance ratings, product design, visibility in the marketplace, financial strength ratings, distribution capabilities, levels of charges and credited rates, reputation and customer service.

Individual Life

The Individual Life segment sells a variety of products including variable life, universal life, interest sensitive whole life and term life insurance primarily to the high end estate and business planning markets. The individual life business acquired from Fortis added significant scale to the Company’s Individual Life segment, contributing to the significant increase in life insurance in force. Revenues were $774, $545 and $574 in 2001, 2000 and 1999, respectively. Net income in the Individual Life segment was $106, $70 and $68 in 2001, 2000 and 1999, respectively.

Principal Products

The trend in the individual life insurance industry has been a shift away from traditional products towards variable life (including variable universal life) insurance products, in which the Company has been on the leading edge. In 2001, of the Company’s new sales of individual life insurance, 82% was variable life and 15% was either universal life or interest sensitive whole life. The Company also sold a small amount of term life insurance.

Variable Life — Variable life insurance provides a return linked to an underlying investment portfolio and the Company allows policyholders to determine their desired asset mix among a variety of underlying mutual funds. As the return on the investment portfolio increases or decreases, as the case may be, the death benefit or surrender value of the variable life policy may increase or decrease. The Company’s single premium variable life product provides a death benefit to the policy beneficiary based on a single premium deposit. The Company’s second-to-die products are distinguished from other products in that two lives are insured rather than one, and the policy proceeds are paid upon the death of both insureds. Second-to-die policies are frequently used in estate planning, often to fund estate taxes for a married couple.

Universal Life and Interest Sensitive Whole Life — Universal life and interest sensitive whole life insurance coverages provide life insurance with adjustable rates of return based on current interest rates. The Company offers both flexible and fixed premium policies and provides policyholders with flexibility in the available coverage, the timing and amount of premium payments and the amount of the death benefit, provided there are sufficient policy funds to cover all policy charges for the coming period. The Company also sells universal life insurance policies with a second-to-die feature similar to that of the variable life insurance product offered.

Marketing and Distribution

Consistent with the Company’s strategy to access multiple distribution outlets, the Individual Life distribution organization has been developed to penetrate a multitude of retail sales channels. These include independent life insurance sales professionals; agents of other companies; national, regional and independent broker-dealers; banks and property and casualty insurance organizations. The primary organization used to wholesale the Company’s products to these outlets is a group of highly qualified life insurance professionals with specialized training in sophisticated life insurance sales, particularly as it pertains to estate and business planning. These individuals are generally employees of Hartford Life who are managed through a regional sales office system. The Company has grown this organization rapidly the past few years to over 225 individuals and expects to continue to increase the number of wholesalers in the future. The acquisition of the United States individual life insurance business of Fortis has broadened the Company’s reach in the emerging affluent market with the addition of a retail broker-dealer consisting of approximately 2,300 registered representatives.

Competition

The Individual Life segment competes with approximately 1,800 life insurance companies in the United States, as well as other financial intermediaries marketing insurance products. Competitive factors related to this segment are primarily the breadth and quality of life insurance products offered, pricing, relationships with third-party distributors and the quality of underwriting and customer service.

Corporate Owned Life Insurance (COLI)

The Company is a leader in the COLI market, which includes life insurance policies purchased by a company on the lives of its employees, with the company or a trust sponsored by the company named as the beneficiary under the policy. Until the Health Insurance Portability and Accountability Act of 1996 (“HIPA Act of 1996”), the Company sold two principal types of COLI, leveraged and variable products. Leveraged COLI is a fixed premium life insurance policy owned by a company or a trust sponsored by a company. The HIPA Act of 1996 phased out the deductibility of interest on policy loans under leveraged COLI at the end of 1998, virtually eliminating all future sales of leveraged COLI. Variable COLI continues to be a product used by employers to fund non-qualified benefits or other postemployment benefit liabilities.

Variable COLI account values were $18.0 billion and $15.9 billion as of December 31, 2001 and 2000, respectively. Leveraged COLI account values decreased to $4.3 billion as of December 31, 2001 from $5.0 billion as of December 31, 2000, primarily due to the continuing effects of the HIPA Act of 1996. COLI generated revenues of $717, $765 and $830 in 2001, 2000 and 1999, respectively. COLI generated net income of $36, $35 and $28 in 2001, 2000 and 1999 respectively.

Other Matters

Reserves

In accordance with applicable insurance regulations under which Hartford Life Insurance Company operates, life insurance subsidiaries of the Company establish and carry as liabilities, actuarially determined reserves which are calculated to meet the Company’s future obligations. Reserves for life insurance and disability contracts are based on actuarially recognized methods using prescribed morbidity and mortality tables in general use in the United States, which are modified to reflect the Company’s actual experience when appropriate. These reserves are computed at amounts that, with additions from estimated premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet the Company’s policy obligations at their maturities or in the event of an insured’s death. Reserves also include unearned premiums, premium deposits, claims incurred but not reported and claims reported but not yet paid. Reserves for assumed reinsurance are computed in a manner that is comparable to direct insurance reserves. Additional information on reserves may be found in the Deferred Acquisition Costs (DAC) and Reserves section of the MD&A.

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

Most states have enacted legislation that regulates insurance holding company systems such as Hartford Life Insurance Company. This legislation provides that each insurance company in the system is required to register with the insurance department of its state of domicile and furnish information concerning the operations of companies within the holding company system which may materially affect the operations, management or financial condition of the insurers within the system. All transactions within a holding company system affecting insurers must be fair and equitable. Notice to the insurance departments is required prior to the consummation of transactions affecting the ownership or control of an insurer and of certain material transactions between an insurer and any entity in its holding company system. In addition, certain of such transactions cannot be consummated without the applicable insurance department’s prior approval.

Reinsurance

In accordance with normal industry practice, Hartford Life Insurance Company is involved in both the cession and assumption of insurance with other insurance and reinsurance companies. As of December 31, 2001, the maximum amount of life insurance retained on any one life by any one of the Company's operations was approximately $2.5.

Investment Operations

The Company’s investment operations are managed by its investment strategy group which reports directly to senior management of the Company. Hartford Life Insurance Company’s investments have been separated into specific portfolios which support specific classes of product liabilities. The investment strategy group works closely with the product lines to develop investment guidelines, including duration targets, asset allocation and convexity constraints, asset/liability mismatch tolerances and return objectives, to ensure that the product line’s individual risk and return objectives are met. The Company’s primary investment objective for its general account and guaranteed separate accounts is to maximize after-tax returns consistent with acceptable risk parameters, including the management of the interest rate sensitivity of invested assets to that of policyholder obligations. For further discussion of Hartford Life Insurance Company’s approach to managing risks, see the Investments and Capital Markets Risk Management sections of the MD&A, as well as Notes 2(d), 2(e) and 6 of Notes to Consolidated Financial Statements.

Ratings

Reference is made to the Capital Resources and Liquidity section of the MD&A under “Ratings”.

Risk-Based Capital

Reference is made to the Capital Resources and Liquidity section of the MD&A under “Risk-Based Capital”.

Legislative and Regulatory Initiatives

Reference is made to the Regulatory Matters and Contingencies section of the MD&A under “Legislative and Regulatory Initiatives”.

Guaranty Fund

Reference is made to the Regulatory Matters and Contingencies section of the MD&A under “Guaranty Fund”.

NAIC Codification

Reference is made to the Regulatory Matters and Contingencies section of the MD&A under “NAIC Codification”.

Dependence on Certain Third Party Relationships

Reference is made to the Regulatory Matters and Contingencies section of the MD&A under “Dependence on Certain Third Party Relationships”.

Employees

Hartford Life had approximately 6,700 employees at February 28, 2002.

Item 2. PROPERTIES

Hartford Life Insurance Company’s principal executive offices are located in Simsbury, Connecticut. The Company’s home office complex consists of approximately 655 thousand square feet, and is leased from a third party by Hartford Fire Insurance Company (Hartford Fire), a direct subsidiary of The Hartford. This lease expires in the year 2009. Expenses associated with these offices are allocated on a direct basis to Hartford Life Insurance Company by Hartford Fire. The Company believes its properties and facilities are suitable and adequate for current operations.

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

PART II

Item 5. MARKET FOR HARTFORD LIFE’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

All of the Company’s outstanding shares are owned by Hartford Life and Accident Insurance Company, which is ultimately a subsidiary of The Hartford. As of February 28, 2002, the Company had issued and outstanding 1,000 shares of common stock at a par value of $5,690 per share.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in millions, unless otherwise stated)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Hartford Life Insurance Company, and its subsidiaries (“Hartford Life Insurance Company” or the “Company”) as of December 31, 2001, compared with December 31, 2000, and its results of operations for the years ended December 31, 2001, 2000 and 1999. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes beginning on page F-1.

Certain of the statements contained herein or in Part I of the Company’s Form 10-K, other than statements of historical fact, are forward-looking statements. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty, which are, in many instances, beyond Hartford Life Insurance Company’s control and have been made based upon management’s expectations and beliefs concerning future developments and their potential effect on the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on Hartford Life Insurance Company will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of certain factors, including the possibility of general economic and business conditions that are less favorable than anticipated, legislative developments, changes in interest rates or the stock markets, stronger than anticipated competitive activity and those factors described in such forward-looking statements.

Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

INDEX

Consolidated Results of Operations	11	Investments	15

Investment Products	12	Capital Resources and Liquidity	24

Individual Life	13	Regulatory Matters and Contingencies	25

Corporate Owned Life Insurance (COLI)	14	Effect of Inflation	26

Deferred Acquisition Costs (DAC) and Reserves	14	Accounting Standards	26

CONSOLIDATED RESULTS OF OPERATIONS

Hartford Life Insurance Company provides investment and retirement products such as variable and fixed annuities, mutual funds and retirement plan services; individual and corporate owned life insurance; and, group benefit products such as group life and group disability insurance that is directly written by the Company and is substantially ceded to its parent, Hartford Life and Accident Insurance Company (HLA).

The Company derives its revenues principally from: (a) fee income, including asset management fees on separate account and mortality and expense fees, as well as cost of insurance charges; (b) fully insured premiums; (c) certain other fees; and (d) net investment income on general account assets. Asset management fees and mortality and expense fees are primarily generated from separate account assets, which are deposited with the Company through the sale of variable annuity and variable life products and mutual funds. Cost of insurance charges are assessed on the net amount at risk for investment-oriented life insurance products. Premium revenues are derived primarily from the sale of group life and group disability insurance products.

The Company’s expenses essentially consist of interest credited to policyholders on general account liabilities, insurance benefits provided, dividends to policyholders, costs of selling and servicing the various products offered by the Company, and other general business expenses.

The Company’s profitability depends largely on the amount of assets under management, the level of fully insured premiums, the adequacy of product pricing and underwriting discipline, claims management and operating efficiencies, and its ability to earn target spreads between earned investment rates on general account assets and credited rates to customers. The level of assets under management is generally impacted by equity market performance, persistency of the in-force block of business, sales and other deposits, as well as any acquired blocks of business.

Operating Summary

	2001	2000	1999

Total revenues	$3,655	$3,447	$3,400

Total expenses	3,003	2,960	3,039
Cumulative effect of accounting change	(6)	—	—

Net income	$646	$487	$361

Hartford Life Insurance Company has the following reportable segments: Investment Products, Individual Life and Corporate Owned Life Insurance (COLI). The Company reports in “Other” corporate items not directly allocable to any of its segments, as well as certain group benefits, including group life and group disability insurance that is directly written by the Company and is substantially ceded to its parent, HLA. For information regarding the Company’s segments, see Note 16 of Notes to Consolidated Financial Statements.

On April 2, 2001, The Hartford acquired the United States individual life insurance, annuity and mutual fund businesses of Fortis. (For further discussion, see “Acquisitions” in the Capital Resources and Liquidity section and Note 4 of Notes to Consolidated Financial Statements.) This transaction was accounted for as a purchase and, as such, the revenues and expenses generated by this business from April 2, 2001 forward are included in the Company’s consolidated results of operations.

2001 Compared to 2000 — Revenues increased $208, or 6%, primarily related to the growth across each of the Company’s primary operating segments, particularly the Individual Life segment, where revenues increased $229, or 42%. The revenue growth in the Individual Life segment was primarily due to higher earned fee income and net investment income resulting from the business acquired from Fortis. Revenues related to the Company’s Individual Annuity business were down $55 or 4%, primarily due to lower fee income as a result of the lower equity markets in 2001. Additionally, COLI revenues were below prior year due to a decrease in variable COLI sales and the declining block of leveraged COLI business.

Total expenses increased $43, or 1%, primarily associated with the growth in revenues discussed above. Net income increased $159, or 33%, led by the Individual Life where net income increased $36, or 51% primarily as the result of the business acquired from Fortis. In addition, the 2001 results include a $130 federal income tax benefit primarily related to separate account investment activity and a $9 charge associated with the impact of the September 11 terrorist attack. Additionally, 2000 results include a benefit of $32 also related to favorable tax items. Excluding these tax items and the impact of the September 11 terrorist attack, net income increased $70, or 15%, for the year ended December 31, 2001, as each of the Company’s operating segments experienced growth from a year ago.

2000 Compared to 1999 — Revenues increased slightly, primarily related to the growth in the Investment Products segment, due to higher fee income in the individual annuity operation as related average account values in 2000 were higher than 1999. Partially offsetting the growth in revenues was a decrease in COLI revenues primarily related to the declining block of leveraged COLI business.

Expenses decreased $79, or 3%, as increases in the Investment Products segment were more than offset by declines in the Company’s other operating segments, particularly the COLI segment where expenses decreased consistent with revenues. Net income increased $126, or 35%, led by the Investment Products segment where net income increased $54, or 18%. Hartford Life Insurance Company also recorded a benefit related to the settlement of certain federal tax matters of $24 in 2000. This benefit, along with an $8 benefit related to state income taxes, resulted in $32 of tax benefits for the year ended December 31, 2000. Additionally, net realized capital losses, after-tax, increased $55 due to portfolio rebalancing. Excluding the tax items and net realized capital losses, earnings increased $149, or 41%.

Outlook

Management believes that it has developed and implemented strategies to maintain and enhance its position as a market leader within the financial services industry and to continue the Company’s growth in assets. Hartford Life Insurance Company is well positioned to assist individuals in meeting their financial goals as they increasingly save and plan for retirement, protect themselves and their families against disability or death and prepare their estates for an efficient transfer of wealth between generations. Hartford Life Insurance Company’s strong market position in its primary businesses, which align with these growing markets, will provide opportunities to increase sales of the Company’s products and services.

Certain proposed legislative initiatives, which could impact Hartford Life Insurance Company are discussed in the Regulatory Matters and Contingencies section.

Segment Results

Below is a summary of net income (loss) by segment.

	2001	2000	1999

Investment Products	$375	$354	$300

Individual Life	106	70	68

Corporate Owned Life Insurance	36	35	28

Other	129	28	(35)

Net income	$646	$487	$361

A description of each segment as well as an analysis of the operating results summarized above is included on the following pages.

INVESTMENT PRODUCTS

Operating Summary

	2001	2000	1999

Total revenues	$2,114	$2,068	$1,884

Total expenses	1,739	1,714	1,584

Net income	$375	$354	$300

The Investment Products segment focuses on the savings and retirement needs of the growing number of individuals who are preparing for retirement or have already retired through the sale of individual variable and fixed annuities, mutual funds, retirement plan services and other investment products. The Company is both a leading writer of individual variable annuities and a top seller of individual variable annuities through banks in the United States.

2001 Compared to 2000 — Revenues in the Investment Products segment increased $46, or 2%, driven primarily by other investment products. Revenues from other investment products increased $101, or 16%, principally due to growth in net investment income. Net investment income in other investment products increased $110, or 20%, due mostly to growth in the institutional business, where account values were $9.1 billion at December 31, 2001, an increase of $1.4 billion, or 18%, from a year ago. The increase in revenues from other investment products was partially offset by individual annuity revenues, which decreased $55 or 4%. Fee income and net investment income from the individual annuity business acquired from Fortis helped to partially offset lower revenues in the individual annuity operation, which was primarily associated with decreased account values resulting from the lower equity markets as compared to the prior year.

Total expenses increased $25, or 1%, driven by higher interest credited and insurance operating expenses related to other investment products consistent with the revenue growth described above. Interest credited related to other investment products increased $78, or 18%. Also, individual annuity benefits and claims expenses increased $37, or 15%, principally due to the business acquired from Fortis and higher death benefits resulting from the lower equity markets in 2001. Individual annuity’s insurance operating costs increased $13, or 5% also due to the business acquired from Fortis. Partially offsetting the increase in benefits, claims, and insurance operating costs was a decrease in amortization of deferred policy acquisition costs of $64, or 13% resulting from the lower gross profits associated with the individual annuity business. In addition, income tax expense for the twelve months ended December 31, 2001 was $111, a $39 or 26% decrease due to lower pretax operating income and the ongoing tax impact related to separate account investment activity.

Net income increased $21, or 6%. These increases were driven by the growth in revenues in other investment products described above, the favorable impact of Fortis and the lower effective tax rate related to the individual annuity business.

2000 Compared to 1999 — Revenues increased $184, or 10%, primarily due to higher fee income in the individual annuity operations. Fee income generated by individual annuities increased $175, or 16%, while related average account values grew $8.2 billion, or 10%, to $88.1 billion. The growth in average account values was due, in part, to strong sales of $10.7 billion in 2000, and the significant equity market performance in 1999, partially offset by surrenders. Although average individual annuity account values in 2000 were higher than 1999, account values at December 31, 2000 declined $1.7 billion, or 2%, as compared to December 31, 1999, as strong sales were not sufficient to offset surrenders and the impact of the retreating equity markets.

Due to the continued growth in this segment, expenses increased $130, or 8%. This increase was driven by amortization of deferred policy acquisition costs and operating costs, which grew $66, or 16%, and $39, or 14%, respectively, primarily related to growth in the individual annuity operation.

Net income increased $54, or 18%, primarily due to the growth in revenues discussed above. Additionally, the Investment Products segment continued to maintain its profit margins related to its primary businesses, thus contributing to the segment’s earnings growth. In particular, its individual annuity operation’s operating expenses as a percentage of average individual annuity account values remained consistent with the prior year at 21 basis points.

Outlook

The market for retirement products continues to expand as individuals increasingly save and plan for retirement. Demographic trends suggest that as the “baby boom” generation matures, a significant portion of the United States population will allocate a greater percentage of their disposable income to saving for their retirement years due to uncertainty surrounding the Social Security system and increases in average life expectancy. As this market grows, particularly for variable annuities, new companies are continually entering the market, aggressively seeking distribution channels and pursuing market share. This trend is not expected to subside, particularly in light of the Gramm-Leach-Bliley Act of 1999 (“the Financial Services Modernization Act”), which permits affiliations among banks, insurance companies and securities firms.

Management believes that it has developed and implemented strategies to maintain and enhance its position as a market leader in the financial services industry. For example, Hartford Life Insurance Company is introducing a tax advantaged college savings product (529 plan) in early 2002 called SMART 529. SMART 529 is a state-sponsored education savings program established by the State of West Virginia, which offers an easy way for both the residents of West Virginia and out-of-state participants to invest for a college education. SMART 529 will allow investors to choose from a wide variety of investment portfolios to match their risk preference to help investors accumulate savings for college. The SMART 529 product complements the Company’s existing offering of investment products (mutual funds, variable annuities, 401 (k), 457 and 403 (b) plans). It also leverages the Company’s capabilities in distribution, service and fund performance. The Company believes this is a significant market opportunity and the benefits of investing in 529 plans will be well received by many Americans saving for college.

INDIVIDUAL LIFE

Operating Summary

	2001	2000	1999

Total revenues	$774	$545	$574

Total expenses	668	475	506

Net income	$106	$70	$68

The Individual Life segment sells a variety of life insurance products, including variable life, universal life, interest sensitive whole life and term life insurance primarily to the high end estate and business planning markets. Additionally, the Fortis transaction, through the addition of a retail broker dealer, which has been renamed Woodbury Financial Services, Inc. has allowed the Individual Life segment to increase its reach in the emerging affluent market.

2001 Compared to 2000 — Revenues in the Individual Life segment increased $229, or 42%, primarily due to the business acquired from Fortis. Fee income, including cost of insurance charges, increased $161, or 41%, driven principally by growth in the variable life business. In addition, net investment income on general account business (universal life, interest sensitive whole life and term life) increased $62, or 44%, consistent with the growth in related account values.

Benefits, claims and expenses increased $177, or 41%, due principally to the growth in revenues described above. Although death benefits were higher in 2001 than the prior year as a result of the increase in life insurance in force, year-to-date mortality experience (expressed as death claims as a percentage of net amount at risk) for 2001 was within pricing assumptions.

Net income increased $36, or 51% primarily due to the revenue growth described above. Individual Life incurred an after-tax loss of $3 related to the September 11 terrorist attack. Excluding this loss, operating income increased $39, or 56%, primarily due to the growth factors described above.

2000 Compared to 1999 — Revenues decreased $29, or 5%, and expenses decreased $31, or 6%, primarily due to HLA’s December 1, 1999 recapture of an in force block of individual life insurance previously ceded to the Company. (For a discussion of the recapture, see Note 12 of the Consolidated Financial Statements.)

Excluding the recapture described above, revenues increased $58, or 12%. This increase in revenues is attributed to higher fee income associated with the growing block of variable life insurance. Fee income increased $58, or 17%, as variable life account values increased $352, or 14%, and variable life insurance in force increased $9.6 billion, or 40%.

Excluding the recapture described above, expenses increased $53, or 13%. The increase in expenses were primarily due to a $22, or 11%, increase in benefits, claims and claim adjustment expenses and a $13, or 11%, increase in amortization of deferred policy acquisition costs mostly associated with the growth in this segment’s variable business. Additionally, insurance costs and other increased $15, or 19%, directly associated with the growth in this segment as previously described. Excluding the recapture described above, net income increased $5, or 8%, primarily due to higher fee income as mortality experience was consistent with prior year.

Outlook

Management believes that the Company’s strong market position will provide opportunities for growth in this segment as individuals increasingly focus on estate planning. The Hartford’s acquisition of the United States individual life insurance business of Fortis has increased its scale while broadening its distribution capabilities as described above.

CORPORATE OWNED LIFE INSURANCE (COLI)

Operating Summary

	2001	2000	1999

Total revenue	$717	$765	$830

Total expenses	681	730	802

Net income	$36	$35	$28

Hartford Life Insurance Company is a leader in the COLI market, which includes life insurance policies purchased by a company on the lives of its employees, with the company or a trust sponsored by the company named as beneficiary under the policy. Until the Health Insurance Portability and Accountability Act of 1996 (“HIPA Act of 1996”), the Company sold two principal types of COLI business, leveraged and variable products. Leveraged COLI is a fixed premium life insurance policy owned by a company or a trust sponsored by a company. The HIPA Act of 1996 phased out the deductibility of interest on policy loans under leveraged COLI through the end of 1998, virtually eliminating all future sales of this product. Variable COLI continues to be a product used by employers to fund non-qualified benefits or other postemployment benefit liabilities.

2001 Compared to 2000 — COLI revenues decreased $48, or 6%, mostly due to lower fee income and net investment income. Fee income and other decreased $34, or 8%, due to a decline in variable COLI sales and deposits which were approximately $1.5 billion in 2001 as compared to $2.9 billion in 2000. In addition, net investment income decreased $14, or 4% due primarily to lower interest rates, and the decline in leveraged COLI account values.

Benefits, claims and expenses decreased $47, or 7%, directly related to the decrease in revenue discussed above.

Net income increased $1 or 3% primarily due to the overall growth in variable COLI business and earnings associated with the leveraged COLI business recaptured in 1998. COLI incurred an after-tax charge of $2 related to the September 11 terrorist attack; excluding this charge, net income increased $3, or 9%.

2000 Compared to 1999 — Revenues in the COLI segment decreased $65, or 8%, due to a decline in net investment income of $65, or 15%. This decline was principally due to the leveraged COLI block of business, as related account values decreased $751, or 13%, as a result of the continued downsizing caused by the HIPA Act of 1996.

Expenses decreased $72, or 9%, primarily due to the factor described above. Net income increased $7, or 25%, principally due to the variable COLI business where related account values increased $3.6 billion, or 29%, as well as earnings associated with a block of leveraged COLI business recaptured in 1998.

Outlook

The focus of this segment is variable COLI, which continues to be a product generally used by employers to fund non-qualified benefits or other postemployment benefit liabilities. The leveraged COLI product has been an important contributor to Hartford Life Insurance Company’s profitability in recent years and will continue to contribute to the profitability of Hartford Life Insurance Company in the future, although the level of profit from leveraged COLI is expected to decline. COLI is subject to a changing legislative and regulatory environment that could have a material adverse effect on its business.

DEFERRED ACQUISITION COSTS (DAC) AND RESERVES

Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates include those used in determining deferred policy acquisition costs and the liability for future policyholder benefits and other policyholder funds. Although some variability is inherent in these estimates, management believes the amounts provided are adequate.

Deferred Acquisition Costs

Policy acquisition costs, which include commissions and certain other expenses that vary with and are primarily associated with acquiring business, are deferred and amortized over the estimated lives of the contracts, usually 20 years.

Deferred policy acquisition costs related to investment contracts and universal life type contracts are deferred and amortized using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of expected gross profits from investment, mortality and expense margins and surrender charges. Actual gross profits can vary from management’s estimates, resulting in increases or decreases in the rate of amortization. Management periodically reviews these estimates and evaluates the recoverability of the deferred acquisition cost asset. When appropriate, management revises its assumptions on the estimated gross profits of these contracts and the cumulative amortization for the books of business are re-estimated and adjusted by a cumulative charge or credit to income. The average rate of assumed future investment yield used in estimating expected gross profits related to variable annuity and variable life business was 9.0% at December 31, 2001 and for all other products including fixed annuities and other universal life type contracts the average assumed investment yield ranged from 5.0-8.5%.

Deferred policy acquisition costs related to traditional policies are amortized over the premium paying period of the related policies in proportion to the ratio of the present value of annual expected premium income to the present value of total expected premium income. Adjustments are made each year to recognize actual experience as compared to assumed experience for the current period.

To date, our experience has generally been consistent or favorable to the assumptions used in determining DAC amortization. However, if we were to experience a material adverse deviation in certain critical assumptions, including surrender rates, mortality experience, or investment performance, there could be a negative affect to the Company’s reported earnings and shareholder’s equity.

Reserves

In accordance with applicable insurance regulations under which Hartford Life Insurance Company operates, life insurance subsidiaries of the Company establish and carry as liabilities actuarially determined reserves which are calculated to meet their future obligations. Reserves for life insurance and disability contracts are based on actuarially recognized methods using prescribed morbidity and mortality tables in general use in the United States, which are modified to reflect the Company’s actual experience when appropriate. These reserves are computed at amounts that, with additions from estimated premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet the Company’s policy obligations at their maturities or in the event of an insured’s death. Reserves also include unearned premiums, premium deposits, claims incurred but not reported and claims reported but not yet paid. Reserves for assumed reinsurance are computed in a manner that is comparable to direct insurance reserves.

The liability for policy benefits for universal life-type contracts and interest-sensitive whole life policies is equal to the balance that accrues to the benefit of policyholders, including credited interest, amounts that have been assessed to compensate the Company for services to be performed over future periods, and any amounts previously assessed against policyholders that are refundable on termination of the contract. For investment contracts, policyholder liabilities are equal to the accumulated policy account values, which consist of an accumulation of deposit payments plus credited interest, less withdrawals and amounts assessed through the end of the period. For the Company’s group disability policies, the level of reserves is based on a variety of factors including particular diagnoses, termination rates and benefit levels.

The persistency of the Company’s annuity and other interest-sensitive life insurance reserves is enhanced by policy restrictions on the withdrawal of funds. Withdrawals in excess of allowable penalty-free amounts are assessed a surrender charge during a penalty period, which is usually at least seven years. Such surrender charge is initially a percentage of either the accumulation value or considerations received, which varies by product, and generally decreases gradually during the penalty period. Surrender charges are set at levels to protect the Company from loss on early terminations and to reduce the likelihood of policyholders terminating their policies during periods of increasing interest rates, thereby lengthening the effective duration of policy liabilities and improving the Company’s ability to maintain profitability on such policies.

INVESTMENTS

Hartford Life Insurance Company’s investments are managed by its investment strategy group which consists of a risk management unit and a portfolio management unit and reports directly to senior management of the Company. The risk management unit is responsible for monitoring and managing the Company’s asset/liability profile and establishing investment objectives and guidelines. The portfolio management unit is responsible for determining, within specified risk tolerances and investment guidelines, the appropriate asset allocation, duration, and convexity characteristics of the Company’s general account and guaranteed separate account investment portfolios. The Hartford Investment Management Company, a wholly-owned subsidiary of The Hartford Financial Services Group, Inc., executes the investment plan of the investment strategy group including the identification and purchase of securities that fulfill the objectives of the strategy group.

The primary investment objective of the Company’s general account is to maximize after-tax returns consistent with acceptable risk parameters (including the management of the interest rate sensitivity of invested assets relative to that of policyholder obligations) as discussed in the Capital Markets Risk Management section under “Market Risk — Interest Rate Risk”.

The Company’s general account consists of a diversified portfolio of investments. Although all the assets of the general account support the Company’s general account liabilities, the Company’s investment strategy group has developed separate investment portfolios for specific classes of product liabilities within the general account. The strategy group works closely with the business lines to develop specific investment guidelines, including duration targets, asset allocation and convexity constraints, asset/liability mismatch tolerances and return objectives for each product line in order to achieve each product line’s individual risk and return objectives.

Invested assets in the Company’s general account totaled $23.6 billion as of December 31, 2001 and were comprised of $19.1 billion of fixed maturities, $3.3 billion of policy loans, equity securities of $64 and other investments of $1.1 billion. As of December 31, 2000, general account invested assets totaled $18.7 billion and were comprised of $14.3 billion of fixed maturities, $3.6 billion of policy loans, equity securities of $48 and other investments of $784. The decrease in policy loans was primarily due to the decline in leveraged COLI business (as discussed in the COLI section). Policy loans are secured by the cash value of the underlying life policy and do not mature in a conventional sense, but expire in conjunction with the related policy liabilities. The increase in other investments primarily reflects an increase in limited partnership investments.

The following table sets forth by type the fixed maturity securities held in the Company’s general account as of December 31, 2001 and 2000.

	2001		2000

Fixed Maturities by Type	Fair Value	Percent	Fair Value	Percent

Corporate	$10,443	54.5%	$6,692	46.8%

Asset backed securities	3,131	16.4%	2,778	19.5%

Commercial mortgage backed securities	2,534	13.2%	2,304	16.2%

Collateralized mortgage obligations	591	3.1%	740	5.2%

Mortgage backed securities – agency	800	4.2%	440	3.1%

Government/Government agencies – Foreign	327	1.7%	268	1.9%

Government/Government agencies – U.S	260	1.4%	201	1.4%

Municipal – taxable	47	0.2%	83	0.6%

Short-term	1,008	5.3%	750	5.3%

Redeemable preferred stock	1	—	1	—

Total fixed maturities	$19,142	100.0%	$14,257	100.0%

During 2001, corporate and ABS fixed maturity investments increased due to the Fortis acquisition.

As of December 31, 2001 and 2000, approximately 22% and 25%, respectively, of the Company’s fixed maturity portfolio was invested in private placement securities (including 13% and 15% of Rule 144A offerings as of December 31, 2001 and 2000, respectively). Private placement securities are generally less liquid than public securities. However, private placements generally have covenants designed to compensate for liquidity risk. Most of the private placement securities in the operation’s portfolio are rated by nationally recognized rating agencies. (For further discussion of the Company’s investment credit policies, see the Capital Markets Risk Management section under “Credit Risk”.)

Investment Results

The table below summarizes Hartford Life Insurance Company’s investment results.

(Before-tax)	2001	2000	1999

Net investment income – excluding policy loan income	$1,191	$1,021	$968

Policy loan income	304	305	391

Net investment income – total	$1,495	$1,326	$1,359

Yield on average invested assets(1)	7.1%	7.1%	6.8%

Net realized capital losses	$(91)	$(85)	$(4)

(1)	Represents net investment income (excluding net realized capital losses) divided by average invested assets at cost (fixed maturities at amortized cost).

2001 Compared to 2000 — Net investment income, excluding policy loan income, increased $170, or 17%. The increase was primarily due to income earned on the previously discussed increase in fixed maturity investments, partially offset by lower yields on fixed maturities in the third and fourth quarters of 2001. Yields on overall average invested assets were flat.

Net realized capital losses increased $6 compared to 2000. Included in 2001 net realized capital losses were write-downs for other than temporary impairments on fixed maturities of $93, including a $37 loss related to securities issued by Enron Corporation. Also included in net realized capital losses is a $10 loss recognized on the sale of the Company’s interest in an Argentine insurance joint venture, in addition to losses associated with the credit deterioration of certain investments in which the Company has an indirect economic interest. These losses were partially offset by gains from the sale of fixed maturities.

2000 Compared to 1999 — Net investment income, excluding policy loan income, increased $53, or 5%. The increase was primarily due to higher yields earned on the investment cash flow from operations and reinvestment of proceeds from sales and maturities of fixed maturity securities in a higher interest rate environment. Policy loan income decreased $86, or 22%, due to the decrease in leveraged COLI business. Yield on average invested assets increased to 7.1%, as a result of an increase in the policy loan weighted average interest rate to 8.5% in 2000 from 7.5% in 1999. Net realized capital losses increased $81 compared to 1999 primarily as a result of portfolio rebalancing in a higher interest rate environment.

Separate Account Products

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Separate accounts reflect two categories of risk assumption: non-guaranteed separate accounts totaling $104.2 billion and $104.1 billion as of December 31, 2001 and 2000, respectively, wherein the policyholder assumes substantially all the investment risk and reward, and guaranteed separate accounts totaling $10.1 billion and $9.6 billion as of December 31, 2001 and 2000, respectively, wherein Hartford Life Insurance Company contractually guarantees either a minimum return or account value to the policyholder. The primary investment objective of the Company’s guaranteed separate account is to maximize after-tax returns consistent with acceptable risk parameters (including the management of the interest rate sensitivity of invested assets relative to that of policyholder obligations) as discussed in the Capital Market Risk Management section under “Market Risk – Interest Rate Risk”.

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

CAPITAL MARKETS RISK MANAGEMENT

Hartford Life Insurance Company is exposed to two primary sources of investment risk and asset/liability management risk: credit risk, relating to the uncertainty associated with an obligor’s continued ability to make timely payment of principal and/or interest, and market risk, relating to the market price and/or cash flow variability associated with changes in interest rates, security prices, market indices, yield curves or currency exchange rates. The Company does not hold any financial instruments purchased for trading purposes. The following discussion identifies the Company’s policies and procedures for managing these risks and monitoring the results of the Company’s risk management activities.

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

The Company’s derivatives counterparty exposure policy establishes market-based credit limits, favors long-term financial stability and creditworthiness, and typically requires credit enhancement/credit risk reducing agreements. Credit risk is measured as the amount owed to the Company based on current market conditions and potential payment obligations between the Company and its counterparties. Credit exposures are generally quantified weekly and netted, and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of derivatives exceeds exposure policy thresholds.

Hartford Life Insurance Company is not exposed to any significant credit concentration risk of a single issuer.

The following table identifies fixed maturity securities, including guaranteed separate accounts, for the Company’s operations by credit quality. The ratings referenced in the tables are based on the ratings of nationally recognized rating organizations or, if not rated, assigned based on the Company’s internal analysis of such securities.

As of December 31, 2001 and 2000, over 96% and 97%, respectively, of the fixed maturity portfolio was invested in securities rated investment grade (BBB and above). During 2001, the percentage of BBB rated fixed maturity investments increased due to the Fortis acquisition and the continued active management of the general account portfolios.

	2001		2000

Fixed Maturities by Credit Quality	Fair Value	Percent	Fair Value	Percent

U.S. Government/Government agencies	$2,197	7.6%	$1,969	8.2%

AAA	3,818	13.2%	3,594	15.2%

AA	2,884	9.9%	2,883	12.2%

A	10,794	37.2%	8,798	37.1%

BBB	7,027	24.2%	5,030	21.2%

BB & below	1,031	3.6%	631	2.7%

Short-term	1,233	4.3%	801	3.4%

Total fixed maturities	$28,984	100.0%	$23,706	100.0%

The Company also maintains credit policies regarding the financial stability and credit standing of its major derivatives’ counterparties and typically requires credit enhancement provisions to further reduce its credit risk. Credit risk for derivative contracts are limited to the amounts calculated to be due to the Company on such contracts based on current market conditions and potential payment obligations between the Company and its counterparties. Credit exposures are generally quantified weekly and netted. Collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of derivatives exceeds exposure policy thresholds.

Market Risk

Hartford Life Insurance Company’s general and guaranteed separate account exposure to market risk relates to the market price and/or cash flow variability associated with changes in market interest rates. The following discussion focuses on the Company’s exposure to interest rate risk, asset/liability management strategies utilized to manage this risk, and characteristics of the Company’s insurance liabilities and their sensitivity to movements in interest rates.

Downward movement in market interest rates during 2001 resulted in a significant increase in the unrealized appreciation of the fixed maturity security portfolio from 2000. However, the Company’s asset allocation and its exposure to market risk as of December 31, 2001 have not changed materially from its position at December 31, 2000.

Derivative Instruments

Hartford Life Insurance Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards and exchange traded futures and options, in compliance with Company policy and regulatory requirements in order to achieve one of three Company approved objectives: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; or to control transaction costs. The Company does not make a market or trade derivatives for the express purpose of earning trading profits.

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

Foreign currency swaps exchange an initial principal amount in two currencies, agreeing to re-exchange the currencies at a future date, at an agreed exchange rate. There is also periodic exchange of payments at specified intervals calculated using the agreed upon rates and exchanged principal amounts.

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

Financial futures are standardized commitments to either purchase or sell designated financial instruments, at a future date, for a specified price and may be settled in cash or through delivery of the underlying instrument. Futures contracts trade on organized exchanges. Margin requirements for futures are met by pledging securities, and changes in the futures’ contract values are settled daily in cash.

Option contracts grant the purchaser, for a premium payment, the right to either purchase from or sell to the issuer a financial instrument at a specified price, within a specified period or on a stated date.

The Company uses derivative instruments in its management of market risk consistent with four risk management strategies: hedging anticipated transactions, hedging liability instruments, hedging invested assets and hedging portfolios of assets and/or liabilities. (For additional information on these strategies along with tables reflecting outstanding derivative instruments, see the Company’s discussion below.)

Derivative activities are monitored by an internal compliance unit, reviewed frequently by senior management and reported to the Hartford’s Finance Committee of the Board of Directors. The notional amounts of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. Notional amounts pertaining to derivative instruments for both general and guaranteed separate accounts at December 31, 2001 and 2000 totaled $8.4 billion and $7.1 billion, respectively.

Interest Rate Risk

Changes in interest rates can potentially impact Hartford Life Insurance Company’s profitability. Under certain circumstances of interest rate volatility, the Company could be exposed to disintermediation risk and reduction in net interest rate spread or profit margins. The Company analyzes interest rate risk using various models including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivative instruments. For non-guaranteed separate accounts, the Company’s exposure is not significant, as the policyholder assumes substantially all the investment risk.

The Company’s general account and guaranteed separate account investment portfolios primarily consist of investment grade, fixed maturity securities, including corporate bonds, asset backed securities, collateralized mortgage obligations and mortgage backed securities. The fair value of these and the Company’s other invested assets fluctuates depending on the interest rate environment and other general economic conditions. During periods of declining interest rates, paydowns on mortgage backed securities and collateralized mortgage obligations increase as the underlying mortgages are prepaid. During such periods, the Company generally will not be able to reinvest the proceeds of any such prepayments at comparable yields. Conversely, during periods of rising interest rates, the rate of prepayments generally declines, exposing the Company to the possibility of asset/liability cash flow and yield mismatch. For a discussion of the Company’s risk management techniques to manage this market risk, see “Asset/Liability Management Strategies Used to Manage Market Risk” below.

As described above, the Company holds a significant fixed maturity portfolio, which includes both fixed and variable rate features. The following table reflects the principal amounts of the general and guaranteed separate account fixed and variable rate fixed maturity portfolios, along with the respective weighted average coupons by estimated maturity year as of December 31, 2001. Comparative totals are included for December 31, 2000. Expected maturities differ from contractual maturities due to call or prepayment provisions. The weighted average coupon on variable rate securities is based on spot rates as of December 31, 2001 and 2000, and is primarily based on the London Interbank Offered Rate (LIBOR). Callable bonds and notes are distributed to either call dates or maturity, depending on which date produces the most conservative yield. Asset backed securities, collateralized mortgage obligations and mortgage backed securities are distributed based on estimates of the rate of future prepayments of principal over the remaining life of the securities. These estimates are developed using prepayment speeds provided in broker consensus data. Such estimates are derived from prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates. Financial instruments with certain leverage features have been included in each of the fixed maturity categories. These instruments have not been separately displayed because they were immaterial to the Company’s investment portfolio.

							2001	2000
	2002	2003	2004	2005	2006	Thereafter	Total	Total

Bonds and Notes – Callable

Fixed Rate

Par value	$17	$33	$9	$52	$11	$1,462	$1,584	$465

Weighted average coupon	6.5%	5.1%	6.7%	8.2%	8.4%	2.6%	2.9%	5.7%

Fair value							$1,113	$424

Variable Rate

Par value	$11	$24	$3	$37	$8	$870	$953	$1,043

Weighted average coupon	4.0%	3.2%	3.8%	4.2%	5.7%	3.3%	3.4%	7.1%

Fair value							$873	$968

Bonds and Notes – Other

Fixed Rate

Par value	$2,165	$1,471	$1,241	$1,607	$1,786	$8,164	$16,434	$12,531

Weighted average coupon	5.9%	6.7%	6.1%	7.4%	6.1%	6.2%	6.3%	6.1%

Fair value							$15,769	$11,436

Variable Rate

Par value	$220	$221	$74	$247	$73	$282	$1,117	$1,295

Weighted average coupon	4.5%	3.8%	5.1%	4.2%	7.7%	6.0%	4.9%	7.4%

Fair value							$1,023	$1,176

Asset Backed Securities

Fixed Rate

Par value	$434	$336	$460	$254	$153	$438	$2,075	$2,132

Weighted average coupon	6.9%	6.7%	6.3%	6.9%	6.4%	7.7%	6.9%	6.9%

Fair value							$2,068	$2,132

Variable Rate

Par value	$262	$299	$360	$321	$195	$827	$2,264	$2,022

Weighted average coupon	2.4%	2.8%	2.7%	2.7%	2.8%	2.9%	2.8%	7.3%

Fair value							2,201	$1,998

Collateralized Mortgage Obligations

Fixed Rate

Par value	$79	$90	$90	$84	$78	$367	$788	$908

Weighted average coupon	6.8%	6.2%	6.2%	6.2%	6.2%	6.5%	6.4%	6.4%

Fair value							$784	$900

Variable Rate

Par value	$4	$3	$3	$2	$1	$2	$15	$112

Weighted average coupon	7.9%	6.7%	6.6%	6.7%	6.7%	6.4%	6.9%	5.3%

Fair value							$16	$101

Commercial Mortgage Backed Securities

Fixed Rate

Par value	$67	$62	$94	$64	$146	$2,258	$2,691	$2,263

Weighted average coupon	6.9%	6.8%	7.1%	6.9%	7.2%	7.1%	7.0%	7.3%

Fair value							$2,789	$2,325

Variable Rate

Par value	$254	$273	$187	$130	$106	$499	$1,449	$1,574

Weighted average coupon	4.1%	4.0%	4.5%	5.6%	7.0%	8.0%	5.8%	7.9%

Fair value							$1,338	$1,581

Mortgage Backed Securities

Fixed Rate

Par value	$136	$148	$134	$108	$88	$376	$990	$631

Weighted average coupon	7.0%	6.9%	6.8%	6.8%	6.7%	6.6%	6.8%	7.2%

Fair value							$1,008	$638

Variable Rate

Par value	$—	$—	$—	$—	$—	$2	$2	$3

Weighted average coupon	—	—	—	—	—	5.3%	5.3%	7.0%

Fair value							$2	$3

Asset/Liability Management Strategies Used to Manage Market Risk

The Company employs several risk management tools to quantify and manage market risk arising from their investments and interest sensitive liabilities. For certain portfolios, management monitors the changes in present value between assets and liabilities resulting from various interest rate scenarios using integrated asset/liability measurement systems and a proprietary system that simulates the impacts of parallel and non-parallel yield curve shifts. Based on this current and prospective information, management implements risk reduction techniques to improve the match between assets and liabilities.

Derivatives play an important role in facilitating the management of interest rate risk, creating opportunities to efficiently fund obligations, hedge against risks that affect the value of certain liabilities and adjust broad investment risk characteristics as a result of any significant changes in market risks. As an end-user of derivatives, the Company’s uses a variety of derivatives, including swaps, caps, floors, forwards and exchange-traded financial futures and options, in order to hedge exposure primarily to interest rate risk on anticipated investment purchases or existing assets and liabilities. At December 31, 2001, notional amounts pertaining to derivatives totaled $8.4 billion ($6.9 billion related to insurance investments and $1.5 billion related to life insurance liabilities). Notional amounts pertaining to derivatives totaled $7.1 billion at December 31, 2000 ($5.2 billion related to insurance investments and $1.9 billion related to life insurance liabilities).

The economic objectives and strategies for which the Company utilized derivatives have not changed as a result of SFAS 133 and are categorized as follows:

Anticipatory Hedging — For certain liabilities, the Company commits to the price of the product prior to receipt of the associated premium or deposit. Anticipatory hedges are executed to offset the impact of changes in asset prices arising from interest rate changes pending the receipt of premium or deposit and the subsequent purchase of an asset. These hedges involve taking a long position (purchase) in interest rate futures or entering into an interest rate swap with duration characteristics equivalent to the associated liabilities or anticipated investments. The notional amounts of anticipatory hedges as of December 31, 2001 and 2000 were $78 and $144 million, respectively.

Liability Hedging — Several products obligate the Company to credit a return to the contract holder which is indexed to a market rate. To hedge risks associated with these products, the Company enters into various derivative contracts. Interest rate swaps are used to convert the contract rate into a rate that trades in a more liquid and efficient market. This hedging strategy enables the Company to customize contract terms and conditions to customer objectives and satisfies the operation’s asset/liability matching policy. In addition, interest rate swaps are used to convert certain variable contract rates to different variable rates, thereby allowing them to be appropriately matched against variable rate assets. Finally, interest rate caps and option contracts are used to hedge against the risk of contract holder disintermediation in a rising interest rate environment. The notional amounts of derivatives used for liability hedging as of December 31, 2001 and 2000 were $1.5 and $1.9 billion, respectively.

Asset Hedging —To meet the various policyholder obligations and to provide cost-effective prudent investment risk diversification, the Company may combine two or more financial instruments to achieve the investment characteristics of a fixed maturity security or that match an associated liability. The use of derivative instruments in this regard effectively transfers unwanted investment risks or attributes to others. The selection of the appropriate derivative instruments depends on the investment risk, the liquidity and efficiency of the market, and the asset and liability characteristics. The notional amounts of asset hedges as of December 31, 2001 and 2000, were $6.4 billion and $4.9 billion, respectively.

Portfolio Hedging —The Company periodically compares the duration and convexity of its portfolios of assets to its corresponding liabilities and enters into portfolio hedges to reduce any difference to desired levels. Portfolio hedges reduce the duration and convexity mismatch between assets and liabilities and offset the potential impact to cash flows caused by changes in interest rates. The notional amounts of portfolio hedges as of December 31, 2001 and 2000, were $353 and $223 million, respectively.

The following tables provide information as of December 31, 2001 with comparative totals for December 31, 2000 on derivative instruments used in accordance with the aforementioned hedging strategies. For interest rate swaps, caps and floors, the tables present notional amounts with weighted average pay and receive rates for swaps and weighted average strike rates for caps and floors by maturity year. For interest rate futures, the table presents contract amount and weighted average settlement price by expected maturity year. For option contracts, the table presents contract amount by expected maturity year.

							2001	2000
Interest Rate Swaps[1]	2002	2003	2004	2005	2006	Thereafter	Total	Total

Pay Fixed/Receive Variable

Notional value	$90	$198	$35	$37	$50	$465	$875	$602

Weighted average pay rate	5.9%	5.1%	6.1%	6.6%	6.7%	6.2%	5.8%	5.9%

Weighted average receive rate	2.1%	2.3%	2.2%	2.4%	2.4%	2.0%	2.2%	6.8%

Fair value							$(17)	$(8)

Pay Variable/Receive Fixed

Notional value	$112	$518	$1,299	$832	$797	$801	$4,359	$4,453

Weighted average pay rate	2.1%	2.0%	2.2%	2.1%	2.0%	2.0%	2.1%	7.0%

Weighted average receive rate	6.4%	5.4%	5.6%	6.0%	5.7%	6.3%	5.8%	6.7%

Fair value							$178	$76

Pay Variable/Receive Different Variable

Notional value	$5	$2	$20	$5	$—	$251	$283	$115

Weighted average pay rate	5.4%	2.2%	.1%	5.5%	—	3.1%	3.1%	6.6%

Weighted average receive rate	3.0%	1.9%	-7.4%	2.6%	—	5.5%	4.8%	5.7%

Fair value							$(50)	$1

[1] Negative weighted average receive rate in 2005 results when payments are required on both sides of an index swap.

							2001	2000
Interest Rate Caps - LIBOR Based	2002	2003	2004	2005	2006	Thereafter	Total	Total

Purchased

Notional value	$10	$43	$—	$77	$—	$15	$145	$146

Weighted average strike rate (8.0 - 9.9%)	8.9%	8.5%	—	8.4%	—	8.3%	8.5%	8.5%

Fair value							$1	$—

Notional value	$19	$—	$—	$—	$—	$—	$19	$19

Weighted average strike rate (10.0 - 11.9%)	10.1%	—	—	—	—	—	10.1%	10.1%

Fair value							$—	$—

							2001	2000
Interest Rate Caps - CMT Based[1]	2002	2003	2004	2005	2006	Thereafter	Total	Total

Purchased

Notional value	$—	$250	—	$250	$—	$—	$500	$500

Weighted average strike rate (8.0 - 9.9%)	—	8.7%	—	8.7%	—	—	8.7%	8.7%

Fair value							$3	$—

[1]	CMT represents the Constant Maturity Treasury Rate.

							2001	2000
Interest Rate Floors - LIBOR Based	2002	2003	2004	2005	2006	Thereafter	Total	Total

Purchased

Notional value	$—	$—	$27	$—	$—	$—	$27	$27

Weighted average strike rate (6.0 - 7.9%)	—	—	7.9%	—	—	—	7.9%	7.9%

Fair value							$3	$2

Issued

Notional value	$28	$43	$20	$77	$—	$—	$168	$168

Weighted average strike rate (4.0 - 5.9%)	5.3%	5.5%	5.3%	5.3%	—	—	5.3%	5.3%

Fair value							$(7)	$(2)

Notional value	$—	$—	$27	$—	$—	$—	$27	$27

Weighted average strike rate (6.0 - 7.9%)	—	—	7.8%	—	—	—	7.8%	7.8%

Fair value							$(3)	$(2)

							2001	2000
Interest Rate Floors - CMT Based[1]	2002	2003	2004	2005	2006	Thereafter	Total	Total

Purchased

Notional value	$—	$150	$—	$—	$—	$—	$150	$150

Weighted average strike rate (4.0 - 5.9%)	—	5.5%	—	—	—	—	5.5%	5.5%

Fair value							$5	$3

[1]	CMT represents the Constant Maturity Treasury Rate.

							2001	2000
Interest Rate Futures	2002	2003	2004	2005	2006	Thereafter	Total	Total

Long

Contract amount/notional	$266	$—	$—	$—	$—	$—	$266	$198

Weighted average settlement price	$105	$—	$—	$—	$—	$—	$105	$105

Short

Contract amount/notional	$25	$—	$—	$—	$—	$—	$25	$59

Weighted average settlement price	$105	$—	$—	$—	$—	$—	$105	$105

							2001	2000
Option Contracts	2002	2003	2004	2005	2006	Thereafter	Total	Total

Long

Contract amount/notional	$—	$119	$107	$—	$280	$20	$526	$308

Fair Value							$16	$0

Short

Contract amount/notional	$39	$177	$427	$93	$225	$30	$991	$362

Fair Value							$(52)	$(40)

Currency Exchange Risk

As of December 31, 2001, the Company had immaterial currency exposures resulting from its international operations.

Life Insurance Liability Characteristics

Hartford Life Insurance Company’s insurance liabilities, other than non-guaranteed separate accounts, are primarily related to accumulation vehicles such as fixed or variable annuities and investment contracts and other insurance products such as long-term disability and term life insurance.

Asset Accumulation Vehicles

While interest rate risk associated with these insurance products has been reduced through the use of market value adjustment features and surrender charges, the primary risk associated with asset accumulation products is that the spread between investment return and credited rate may not be sufficient to earn targeted returns.

Fixed Rate — Products in this category require the Company to pay a fixed rate for a certain period of time. The cash flows are not interest sensitive because the products are written with a market value adjustment feature and the liabilities have protection against the early withdrawal of funds through surrender charges. Product examples include fixed rate annuities with a market value adjustment and fixed rate guaranteed investment contracts. Contract duration is dependent on the policyholder’s choice of guarantee period.

Indexed — Products in this category are similar to the fixed rate asset accumulation vehicles but require the Company to pay a rate that is determined by an external index. The amount and/or timing of cash flows will therefore vary based on the level of the particular index. The primary risks inherent in these products are similar to the fixed rate asset accumulation vehicles, with the additional risk that changes in the index may adversely affect profitability. Product examples include indexed guaranteed investment contracts with an estimated duration of up to two years.

Interest Credited — Products in this category credit interest to policyholders, subject to market conditions and minimum guarantees. Policyholders may surrender at book value but are subject to surrender charges for an initial period. Product examples include universal life contracts and the general account portion of the Company’s variable annuity products. Liability duration is short to intermediate term.

Other Insurance Products

Long-Term Pay Out Liabilities — Products in this category are long term in nature and may contain significant actuarial (including mortality and morbidity) pricing and cash flow risks. The cash flows associated with these policy liabilities are not interest rate sensitive but do vary based on the timing and amount of benefit payments. The primary risks associated with these products are that the benefits will exceed expected actuarial pricing and/or that the actual timing of the cash flows will differ from those anticipated resulting in an investment return lower than that assumed in pricing. Product examples include structured settlement contracts, on-benefit annuities (i.e., the annuitant is currently receiving benefits thereon) and long-term disability contracts. Contract duration is generally five to ten years.

Short-Term Pay Out Liabilities — These liabilities are short term in nature with a duration of less than one year. The primary risks associated with these products are determined by the non-investment contingencies such as mortality or morbidity and the variability in the timing of the expected cash flows. Liquidity is of greater concern than for the long-term pay out liabilities. Products include individual and group term life insurance contracts and short-term disability contracts.

Management of the duration of investments with respective policyholder obligations is an explicit objective of the Company’s management strategy. The estimated cash flows of insurance policy liabilities based upon internal actuarial assumptions as of

December 31, 2001 are reflected in the table below by expected maturity year. Comparative totals are included for December 31, 2000.

(Dollars in billions)
							2001	2000
Description(1)	2002	2003	2004	2005	2006	Thereafter	Total	Total

Fixed rate asset accumulation vehicles	$1.0	$1.3	$2.9	$3.0	$2.3	$5.2	$15.7	$10.3

Weighted average credited rate	5.3%	5.5%	6.5%	6.1%	5.7%	5.8%	5.9%	6.7%

Indexed asset accumulation vehicles	$0.6	$—	$—	$—	$—	$0.1	$0.7	$0.5

Weighted average credited rate	6.5%	—	—	—	—	6.5%	6.5%	6.2%

Interest credited asset accumulation vehicles	$4.7	$0.5	$0.5	$0.2	$0.2	$1.4	$7.5	$9.7

Weighted average credited rate	6.1%	4.6%	4.5%	5.5%	5.5%	5.5%	5.8%	5.9%

Long-term pay out liabilities	$0.4	$0.4	$0.4	$0.4	$0.3	$4.0	$5.9	$3.7

Short-term pay out liabilities	$0.3	$—	$—	$—	$—	$—	$0.3	$0.2

(1)	As of December 31, 2001 and 2000, the fair value of the Company’s investment contracts including guaranteed separate accounts was $25.7 billion and $20.9 billion, respectively.

Sensitivity to Changes in Interest Rates

For liabilities whose cash flows are not substantially affected by changes in interest rates (“fixed liabilities”) and where investment experience is substantially absorbed by the Company, the sensitivity of the net economic value (discounted present value of asset cash flows less the discounted present value of liability cash flows) of those portfolios to 100 basis point shifts in interest rates are shown in the following table.

	Change in Net Economic Value

	2001		2000

Basis point shift	- 100	+ 100	- 100	+ 100

Amount	$6	$(31)	$(15)	$(27)

Percent of liability value	0.03%	(0.16)%	(0.09)%	(0.16)%

These fixed liabilities represented about 61% and 60% of the Company’s general and guaranteed separate account liabilities at December 31, 2001 and 2000, respectively. The remaining liabilities generally allow the Company significant flexibility to adjust credited rates to reflect actual investment experience and thereby pass through a substantial portion of actual investment experience to the policyholder. The fixed liability portfolios are managed and monitored relative to defined objectives and are analyzed regularly by management for internal risk management purposes using scenario simulation techniques, and are evaluated on an annual basis, in compliance with regulatory requirements.

CAPITAL RESOURCES AND LIQUIDITY

Ratings

The following table summarizes the Company’s financial ratings from the major independent rating organizations as of February 28, 2002:

Standard &
Insurance Ratings	A.M. Best	Fitch(1)	Moody's	Poor's

Hartford Life Insurance Company	A+	AA+	Aa3	AA

Hartford Life and Annuity	A+	AA+	Aa3	AA

                      (1)      Formerly Duff & Phelps.

Ratings are an important factor in establishing the competitive position of an insurance company such as Hartford Life Insurance Company. There can be no assurance that the Company’s ratings will continue for any given period of time or that they will not be changed.

As a result of the September 11 terrorist attack and subsequent reviews by major independent rating agencies, all insurance financial strength and debt ratings of the Company were reaffirmed. However, negative outlooks were placed upon the debt ratings of the Company by Moody’s. All other ratings were reaffirmed with stable outlooks.

Risk-Based Capital

The National Association of Insurance Commissioners (NAIC) has regulations establishing minimum capitalization requirements based on Risk-Based Capital (RBC) formulas for life insurance companies. The requirements consist of formulas which identify companies that are undercapitalized and require specific regulatory actions. The RBC formula for life insurance companies establishes capital requirements relating to insurance, business, asset and interest rate risks. The RBC ratios for each of the life insurance subsidiaries are in excess of 200% as of December 31, 2001, which are greater than the minimum threshold.

Cash Flow

	2001	2000	1999

Cash provided by operating activities	1,105	$1,333	$325

Cash (used for) provided by investing activities	(3,658)	(44)	2,423

Cash provided by (used for) financing activities	2,586	(1,288)	(2,710)

Cash — end of year	87	56	55

2001 Compared to 2000—The decrease in cash provided by operating activities was primarily the result of the timing of the settlement of receivables, payables and other related liabilities. The increase in cash (used for) provided by investing activities and the decrease in cash provided by (used for) financing activities primarily relates to the purchase of Fortis Financial Group. Operating cash flows in the periods presented have been more than adequate to meet liquidity requirements.

2000 Compared to 1999—The increase in cash provided by operating activities was primarily the result of the timing of the settlement of receivables, payables and other related liabilities, as well as increased net income associated with growth in the business. The decrease in cash (used for) provided by investing activities and the decrease in cash used for financing activities primarily relates to the significant downsizing of the leveraged COLI block of business during 1999 as compared to 2000. Operating cash flows in the periods presented have been more than adequate to meet liquidity requirements.

REGULATORY MATTERS AND CONTINGENCIES

Legislative and Regulatory Initiatives

The business of insurance is primarily regulated by the states and is also affected by a range of legislative developments at the state and federal levels. The 1999 Gramm-Leach-Bliley Act (“the Financial Services Modernization Act” or “the Act”), which allows affiliations among banks, insurance companies and securities firms, did not precipitate any significant changes in ownership in 2000. The provisions of the Act requiring the development of a formal privacy policy by each financial institution had created a number of administrative issues, but the enforcement date was delayed until July 1, 2001. Insurance companies are subject to privacy regulation issued by the federal regulators and by state regulators who adopted and implemented privacy regulations during 2001.

The enactment of the Financial Services Modernization Act has focused renewed attention on state regulation of insurance. Life insurers are working with state insurance regulators to improve and centralize the process for agent licensing and form filing. Both of these areas of regulation are critical to the development of new business. In addition, Congress may consider legislation providing for optional federal regulation of insurance in the future. These measures, state and federal, may lead to improved regulation and reduced transaction costs.

Federal measures which have been previously considered by Congress and which, if adopted, could affect the insurance business include tax law changes pertaining to the tax treatment of insurance companies and life insurance products, as well as changes in individual income tax rates and the estate tax, a number of which could impact the relative desirability of various personal investment vehicles. Other proposals pertain to medical testing for insurability, and the use of gender in determining insurance and pension rates and benefits. It is too early to determine whether any of these proposals will ultimately be enacted by Congress. Therefore, the potential impact to the Company’s financial condition or results of operations cannot be reasonably estimated at this time.

Guaranty Funds

Under insurance guaranty fund laws in each state, the District of Columbia and Puerto Rico, insurers licensed to do business can be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Part of the assessments paid by the Company’s insurance subsidiaries pursuant to these laws may be used as credits for a portion of the Company’s insurance subsidiaries’ premium taxes. There were no guaranty fund assessment payments (net of refunds) in 2001 and 2000. The Company paid guaranty fund assessments (net of refunds) of approximately $2 in 1999, of which $1 was estimated to be creditable against future premium taxes.

NAIC Codification

The NAIC adopted the Codification of Statutory Accounting Principles (“Codification”) in March 1998. The effective date for the statutory accounting guidance was January 1, 2001. Each of the Company’s domiciliary states has adopted Codification, and the Company has made the necessary changes in its statutory accounting and reporting required for implementation. The overall impact of applying the new guidance resulted in a one-time statutory cumulative transition benefit of $38 in statutory surplus for the Company.

Dependence on Certain Third Party Relationships

Hartford Life Insurance Company distributes its annuity and life insurance products through a variety of distribution channels, including broker-dealers, banks, wholesalers, its own internal sales force and other third party marketing organizations. The Company periodically negotiates provisions and renewals of these relationships and there can be no assurance that such terms will remain acceptable to the Company or such service providers. An interruption in the Company’s continuing relationship with certain of these third parties could materially affect the Company’s ability to market its products. During the first quarter of 1999, the Company modified its contract with Putnam Mutual Funds Corp. (Putnam) to eliminate the exclusivity provision, which will allow both parties to pursue new market opportunities. Putnam is contractually obligated to support and service the related annuity in force block of business and to market, support and service new business. However, there can be no assurance that this contract modification will not adversely impact the Company’s ability to distribute Putnam-related products.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by Item 7A is set forth in the Capital Markets Risk Management section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

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

(a)  Documents filed as a part of this report:

         1.  Consolidated Financial Statements. See Index to Consolidated Financial Statements and Schedules elsewhere herein.

         2.  Consolidated Financial Statement Schedules. See Index to Consolidated Financial Statement and Schedules elsewhere herein.

         3.  Exhibits. See Exhibit Index elsewhere herein.

(b)  Reports on Form 8-K — None.

(c)  Exhibits — See Item 14(a)(3).

(d)  Schedules — See Item 14(a)(2).

REPORT OF MANAGEMENT

The management of Hartford Life Insurance Company (the “Company”) is responsible for the preparation and integrity of information contained in the accompanying Consolidated Financial Statements. The Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States and, where necessary, include amounts that are based on management’s informed judgments and estimates. Management believes these consolidated statements present fairly, Hartford Life Insurance Company’s financial position and results of operations.

Management has made available Hartford Life Insurance Company’s financial records and related data to Arthur Andersen LLP, independent public accountants, in order for them to perform an audit of the Company’s Consolidated Financial Statements. Their report appears on page F-2.

An essential element in meeting management’s financial responsibilities is Hartford Life Insurance Company’s system of internal controls. These controls, which include accounting controls and the internal auditing program, are designed to provide reasonable assurance that assets are safeguarded, and transactions are properly authorized, executed and recorded. The controls, which are documented and communicated to employees in the form of written codes of conduct and policies and procedures, provide for careful selection of personnel and for appropriate division of responsibility. Management continually monitors for compliance, while Hartford Life Insurance Company’s internal auditors independently assess the effectiveness of the controls and make recommendations for improvement. Also, Arthur Andersen LLP took into consideration the Company’s system of internal controls in determining the nature, timing and extent of their audit tests.

Another important element is management’s recognition of its responsibility for fostering a strong, ethical climate, thereby ensuring that Hartford Life Insurance Company’s affairs are transacted according to the highest standards of personal and professional conduct. Hartford Life Insurance Company has a long-standing reputation of integrity in business conduct and utilizes communication and education to create and fortify a strong compliance culture.

The Audit Committee of the Board of Directors of The Hartford Financial Services Group, Inc. (the “Committee”), the Company’s ultimate parent, composed of independent directors, meets periodically with the external and internal auditors to evaluate the effectiveness of work performed by them in discharging their respective responsibilities and to assure their independence and free access to the Committee.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Hartford Life Insurance Company:

We have audited the accompanying Consolidated Balance Sheets of Hartford Life Insurance Company and its subsidiaries as of December 31, 2001 and 2000, and the related Consolidated Statements of Income, Changes in Stockholder’s Equity and Cash Flows for each of the three years in the period ended December 31, 2001. These Consolidated Financial Statements and the schedules referred to below are the responsibility of Hartford Life Insurance Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Hartford Life Insurance Company and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

As explained in Note 2(b) to the financial statements, effective January 1, 2001, the Company changed its method of accounting for derivatives and hedging activities. Effective April 1, 2001, the Company changed its method of accounting for recognition of interest income and impairment on purchased and retained beneficial interests in securitized financial assets.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the Index to Consolidated Financial Statements and Schedules are presented for the purpose of complying with the Securities and Exchange Commission’s rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

Hartford, Connecticut
January 28, 2002

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Statements of Income

	For the years ended December 31,

(In millions)	2001	2000	1999

Revenues

Fee income	$2,157	$2,109	$1,935

Earned premiums and other	94	97	110

Net investment income	1,495	1,326	1,359

Net realized capital losses	(91)	(85)	(4)

Total revenues	3,655	3,447	3,400

Benefits, claims and expenses

Benefits, claims and claim adjustment expenses	1,703	1,495	1,574

Insurance expenses and other	622	600	631

Amortization of deferred policy acquisition costs and present value of future profits	566	604	539

Dividends to policyholders	68	67	104

Total benefits, claims and expenses	2,959	2,766	2,848

Income before income tax expense	696	681	552

Income tax expense	44	194	191

Income before cumulative effect of accounting changes	652	487	361

Cumulative effect of accounting changes, net of tax	(6)	—	—

Net income	$646	$487	$361

See Notes to Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets

	As of December 31,

(In millions, except for share data)	2001	2000

Assets

Investments

Fixed maturities, available for sale, at fair value (amortized cost of $18,933 and $14,219)	$19,142	$14,257

Equity securities, available for sale, at fair value	64	48

Policy loans, at outstanding balance	3,278	3,573

Other investments	1,136	784

Total investments	23,620	18,662

Cash	87	56

Premiums receivable and agents’ balances	10	15

Reinsurance recoverables	1,215	1,257

Deferred policy acquisition costs and present value of future profits	5,338	4,325

Deferred income tax	(11)	239

Goodwill	189	—

Other assets	724	537

Separate account assets	114,261	113,744

Total assets	$145,433	$138,835

Liabilities

Future policy benefits	$6,050	$4,828

Other policyholder funds	18,412	14,947

Other liabilities	1,952	2,124

Separate account liabilities	114,261	113,744

Total liabilities	140,675	135,643

Commitments and Contingent Liabilities, Note 15

Stockholder’s Equity

Common stock — 1,000 shares authorized, issued and outstanding, par value $5,690	6	6

Capital surplus	1,806	1,045

Accumulated other comprehensive income (loss) Net unrealized capital gains (losses) on securities, net of tax	177	16

Cumulative translation adjustments	(2)	—

Total accumulated other comprehensive income (loss)	175	16

Retained earnings	2,771	2,125

Total stockholder’s equity	4,758	3,192

Total liabilities and stockholder’s equity	$145,433	$138,835

See Notes to Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholder’s Equity

			Accumulated Other
			Comprehensive Income (Loss)

			Net Unrealized	Net Gain on
			Capital	Cash Flow
			Gains (Losses)	Hedging	Cumulative		Total
	Common	Capital	on Securities,	Instruments	Translation	Retained	Stockholder's
(In millions)	Stock	Surplus	Net of Tax	Net of Tax	Adjustments	Earnings	Equity

2001

Balance, December 31, 2000	$6	$1,045	$16	$—	$—	$2,125	$3,192

Comprehensive income

Net income						646	646

Other comprehensive income, net of tax (1)

Cumulative effect of accounting change(2)			(18)	21			3

Net change in unrealized capital gains (losses) on securities (3)			116				116

Net gain on cash flow hedging instruments				42			42

Cumulative translation adjustments					(2)		(2)

Total other comprehensive income							159

Total comprehensive income							805

Capital contribution from parent		761					761

Balance, December 31, 2001	$6	$1,806	$114	$63	$(2)	$2,771	$4,758

2000

Balance, December 31, 1999	$6	$1,045	$(255)	$—	$—	$1,823	$2,619

Comprehensive income

Net income						487	487

Other comprehensive income, net of tax(1)

Net change in unrealized capital gains (losses) on securities(3)			271				271

Total other comprehensive income							271

Total comprehensive income							758

Dividends declared						(56)	(185)

Balance, December 31, 2000	$6	$1,045	$16	$—	$—	$2,125	$3,192

1999

Balance, December 31, 1998	$6	$1,045	$184	$—	$—	$1,462	$2,697

Comprehensive income (loss)

Net income						361	361

Other comprehensive income, net of tax(1)

Net change in unrealized capital gains (losses) on securities(3)			(439)				(439)

Total other comprehensive loss							(439)

Total comprehensive income (loss)							(78)

Balance, December 31, 1999	$6	$1,045	$(255)	$—	$—	$1,823	$2,619

(1)	Net change in unrealized capital gain (losses) on securities is reflected net of tax provision (benefit) of $62, $147 and $(236) for the years ended December 31, 2001, 2000 and 1999, respectively. Cumulative effect of accounting change is net of tax benefit of $2 for the year ended December 31, 2001. Net gain on cash flow hedging instruments is net of tax provision of $23 for the year ended December 31, 2001. There is no tax effect on cumulative translation adjustments.

(2)	Net change in unrealized capital gain (losses), net of tax, includes cumulative effect of accounting change of $(3) to net income and $21 to net gain on cash flow hedging instruments.

(3)	There were reclassification adjustments for after-tax (losses) realized in net income of $(59), $(55) and $(2) for the years ended December 31, 2001, 2000 and 1999, respectively.

See Notes to Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the years ended December 31,

(In millions)	2001	2000	1999

Operating Activities

Net income	$646	$487	$361

Adjustments to reconcile net income to net cash provided by operating activities

Net realized capital losses	92	85	4

Amortization of deferred policy acquisition costs and present value of future profits	566	604	539

Additions to deferred policy acquisition costs and present value of future profits	(975)	(916)	(899)

Depreciation and amortization	(18)	(28)	(18)

Cumulative effect of adoption of SFAS 133	4	—	—

Cumulative effect of adoption of EITF 99-20	2	—	—

Loss due to commutation of reinsurance (See Note 9)	—	—	16

Decrease (increase) in premiums receivable and agents’ balances	5	14	(18)

Increase (decrease) in other liabilities	(84)	375	(303)

Change in receivables, payables, and accruals	(72)	53	165

Increase (decrease) in accrued taxes	115	34	(163)

Decrease (increase) in deferred income tax	7	73	241

Increase in future policy benefits	871	496	797

Decrease (increase) in reinsurance recoverables	21	32	(318)

Other, net	(75)	24	(79)

Net cash provided by operating activities	1,105	1,333	325

Investing Activities

Purchases of investments	(9,766)	(5,800)	(5,753)

Sales of investments	4,564	4,230	6,383

Maturity and principle paydowns of fixed maturity investments	2,227	1,521	1,818

Purchase of Fortis Financial Group	(683)	—	—

Purchases of affiliates and other	—	5	(25)

Net cash (used for) provided by investing activities	(3,658)	(44)	2,423

Financing Activities

Capital Contributions	761	—	—

Dividends paid	—	(185)	—

Net receipts from (disbursements for) investment and universal life-type contracts charged against policyholder accounts	1,825	(1,103)	(2,710)

Net cash provided by (used for) financing activities	2,586	(1,288)	(2,710)

Net increase (decrease) in cash	33	1	38

Impact of foreign exchange	(2)	—	—

Cash — beginning of year	56	55	17

Cash — end of year	$87	$56	$55

Supplemental Disclosure of Cash Flow Information:

Net Cash Paid During the Year for:

Income taxes	$(69)	$173	$111

See Notes to Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions except per share data unless otherwise stated)

1.     Organization and Description of Business

These Consolidated Financial Statements include Hartford Life Insurance Company and its wholly-owned subsidiaries (“Hartford Life Insurance Company” or the “Company”), Hartford Life and Annuity Insurance Company (“HLAI”), Hartford International Life Reassurance Corporation (“HLRe”) and Servus Life Insurance Company, formerly Royal Life Insurance Company of America. The Company is a wholly-owned subsidiary of Hartford Life and Accident Insurance Company (“HLA”), a wholly-owned subsidiary of Hartford Life, Inc. (“Hartford Life”). Hartford Life is a direct subsidiary of Hartford Fire Insurance Company (“Hartford Fire”), a direct subsidiary of The Hartford Financial Services Group, Inc. (“The Hartford”). In November 1998, Hartford Life Insurance Company transferred in the form of a dividend, Hartford Financial Services, LLC and its subsidiaries to HLA.

Pursuant to an initial public offering (the “IPO”) on May 22, 1997, Hartford Life sold to the public 26 million shares of Class A Common Stock at $28.25 per share and received proceeds, net of offering expenses, of $687. The 26 million shares sold in the IPO represented approximately 18.6% of the equity ownership in Hartford Life. On June 27, 2000, The Hartford acquired all of the outstanding common shares of Hartford Life not already owned by The Hartford (The Hartford Acquisition). As a result of The Hartford Acquisition, Hartford Life became a direct subsidiary of Hartford Fire.

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

(b)  Adoption of New Accounting Standards

Effective September 2001, the Company adopted Emerging Issues Task Force (“EITF”) Issue 01-10 “Accounting for the Impact of the Terrorist Attacks of September 11, 2001”. Under the consensus, costs related to the terrorist acts should be reported as part of income from continuing operations and not as an extraordinary item. The Company has recognized and classified all direct and indirect costs associated with the attack of September 11 in accordance with the consensus. (For a discussion of the impact of the September 11 terrorist attack, see Note 3.)

Effective April 1, 2001, the Company adopted EITF Issue 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”. Under the consensus, investors in certain asset-backed securities are required to record changes in their estimated yield on a prospective basis and to evaluate these securities for an other than temporary decline in value. If the fair value of the asset-backed security has declined below its carrying amount and the decline is determined to be other than temporary, the security is written down to fair value. Upon adoption of EITF 99-20, the Company recorded a $3 charge in net income as a net of tax cumulative effect of accounting change.

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS Nos. 137 and 138. The standard requires, among other things, that all derivatives be carried on the balance sheet at fair value. The standard also specifies hedge accounting criteria under which a derivative can qualify for special accounting. In order to receive special accounting, the derivative instrument must qualify as a hedge of either the fair value or the variability of the cash flow of a qualified asset or liability, or forecasted transaction. Special accounting for qualifying hedges provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of the corresponding changes in value of the hedged item. The Company’s policy prior to adopting SFAS No. 133 was to carry its derivative instruments on the balance sheet in a manner similar to the hedged item(s).

Upon adoption of SFAS No. 133, the Company recorded a $3 charge in net income as a net of tax cumulative effect of accounting change. The transition adjustment was primarily comprised of gains and losses on derivatives that had been previously deferred and not adjusted to the carrying amount of the hedged item. Also included in the transition adjustment were offsetting gains and losses related to recognizing at fair value all derivatives that are designated as fair-value hedging instruments offset by the difference between the book values and fair values of related hedged items attributable to the hedged risks. The entire transition amount was previously recorded in Accumulated Other Comprehensive Income (“OCI”) – Unrealized Gain/Loss on Securities in accordance with SFAS No. 115. Gains and losses on derivatives that were previously deferred as adjustments to the carrying amount of hedged items were not affected by the implementation of SFAS No. 133.

Upon adoption, the Company also reclassified $20, net of tax, to Accumulated OCI – Net Gain on Cash Flow Hedging Instruments from Accumulated OCI – Unrealized Gain/Loss on Securities. This reclassification reflects the January 1, 2001 net unrealized gain of all derivatives that are designated as cash-flow hedging instruments. (For further discussion of the Company’s derivative-related accounting policies, see Note 2(e).)

In September 2000, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a Replacement of FASB Statement No. 125”. SFAS No. 140 revises the accounting for securitizations, other financial asset transfers and collateral arrangements. SFAS No. 140 was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. For recognition and disclosure of collateral and for additional disclosures related to securitization transactions, SFAS No. 140 was effective for the Company’s December 31, 2000 financial statements. Adoption of SFAS No. 140 did not have a material impact on the Company’s financial condition or results of operations.

In March 2000, the FASB issued Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25” (“FIN 44” or “the Interpretation”). FIN 44 clarifies the application of APB Opinion No. 25 regarding the definition of employee, the criteria for determining a non-compensatory plan, the accounting for changes to the terms of a previously fixed stock option or award, the accounting for an exchange of stock compensation awards in a business combination, and other stock compensation related issues. FIN 44 became effective July 1, 2000, with respect to new awards, modifications to outstanding awards, and changes in grantee status that occur on or after that date. The adoption of FIN 44 did not have a material impact on the Company’s financial condition or results of operations.

Effective January 1, 2000, Hartford Life adopted Statement of Position (“SOP”) No. 98-7, “Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk”. This SOP provides guidance on the method of accounting for insurance and reinsurance contracts that do not transfer insurance risk. Adoption of this SOP did not have a material impact on the Company’s financial condition or results of operations.

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 provides that if registrants have not applied the accounting therein, they should implement the SAB and report a change in accounting principle. SAB 101, as subsequently amended, became effective for the Company in the fourth quarter of 2000. The adoption of SAB 101 did not have a material impact on the Company’s financial condition or results of operations.

Effective January 1, 1999, the Company adopted SOP No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. This SOP provides guidance on accounting for costs of internal use software and in determining whether software is for internal use. The SOP defines internal use software as software that is acquired, internally developed, or modified solely to meet internal needs and identifies stages of software development and accounting for the related costs incurred during the stages. Adoption of this SOP did not have a material impact on the Company’s financial condition or results of operations.

Effective January 1, 1999, the Company adopted SOP No. 97-3, “Accounting by Insurance and Other Enterprises for Insurance-Related Assessments”. This SOP addresses accounting by insurance and other enterprises for assessments related to insurance activities including recognition, measurement and disclosure of guaranty fund or other assessments. Adoption of this SOP did not have a material impact on the Company’s financial condition or results of operations.

The Company’s cash flows were not impacted by adopting these changes in accounting principles.

(c)  Future Adoption of New Accounting Standards

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 establishes an accounting model for long-lived assets to be disposed of by sale by requiring those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. Adoption of SFAS No. 144 will not have a material impact on the Company’s financial condition or results of operations.

In June 2001, the FASB issued SFAS No. 141, “Business Combinations”. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations requiring all business combinations to be accounted for under the purchase method. Accordingly, net assets acquired are recorded at fair value with any excess of cost over net assets assigned to goodwill.

SFAS No. 141 also requires that certain intangible assets acquired in a business combination be recognized apart from goodwill. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method of accounting for those transactions is prohibited. Adoption of SFAS No. 141 will not have a material impact on the Company’s financial condition or results of operations.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, amortization of goodwill is precluded; however, its fair value is periodically (at least annually) reviewed and tested for impairment. Goodwill must be tested for impairment in the year of adoption, including an initial test performed within six months. If the initial test indicates a potential impairment, then a more detailed analysis to determine the extent of impairment must be completed by the end of the year.

SFAS No. 142 requires that useful lives for intangibles other than goodwill be reassessed and remaining amortization periods be adjusted accordingly. The reassessment must be completed prior to the end of the first quarter of 2002.

All provisions of SFAS No. 142 will be applied beginning January 1, 2002 to goodwill and other intangible assets. Goodwill amortization totaled $4, after-tax, in 2001. Application of the non-amortization provisions of the statement are expected to result in an increase in net income of $6, after tax, in 2002. The Company is in the process of assessing the impacts from the implementation of the other provisions of SFAS No. 142.

(d)  Investments

Hartford Life’s investments in both fixed maturities, which include bonds, redeemable preferred stock and commercial paper, and equity securities, which include common and non-redeemable preferred stocks, are classified as “available for sale” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Accordingly, these securities are carried at fair value with the after-tax difference from cost reflected in stockholder’s equity as a component of accumulated other comprehensive income. Policy loans are carried at the outstanding balance which approximates fair value. Other invested assets primarily consist of partnership investments, which are accounted for by the equity method, and mortgage loans, whereby the carrying value approximates fair value.

Net realized capital gains (losses) on security transactions associated with the Company’s immediate participation guaranteed contracts are recorded and effectively offset by amounts owed to policyholders and were $(1), $(9) and $2 for the years ended

December 31, 2001, 2000 and 1999, respectively. Under the terms of the contracts, the realized capital gains and losses will be credited to policyholders in future years as they are entitled to receive them. Net realized capital gains and losses, excluding those related to immediate participation guaranteed contracts, are reported as a component of revenue and are determined on a specific identification basis.

In general, the Company’s investments are adjusted for other than temporary impairments when it is determined that the Company is unable to recover its cost basis in the security. Impairment charges are included in net realized capital gains (losses). Factors considered in evaluating whether a decline in value is other than temporary include: (a) the length of time and the extent to which the fair value has been less than cost, (b) the financial conditions and near-term prospects of the issuer, and (c) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery. In addition, for securities expected to be sold, an other than temporary impairment charge is recognized if the Company does not expect the fair value of a security to recover to cost or amortized cost prior to the expected date of sale. Once an impairment charge has been recorded, the Company then continues to review the other than temporarily impaired securities for appropriate valuation on an ongoing basis.

(e)  Derivative Instruments

Overview

The Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards and exchange traded futures and options, in order to achieve one of three Company approved objectives: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; or to control transaction costs. The Company is considered an “end-user” of derivative instruments and as such does not make a market or trade in these instruments for the express purpose of earning trading profits.

Accounting and Financial Statement Presentation of Derivative Instruments and Hedging Activities

Effective January 1, 2001, and in accordance with SFAS No. 133, all derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability (“fair-value” hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash-flow” hedge), (3) a foreign-currency, fair-value or cash-flow hedge (“foreign-currency” hedge), (4) a hedge of a net investment in a foreign operation, or (5) held for other risk management activities, which primarily involve managing asset or liability related risks which do not qualify for hedge accounting under SFAS No. 133. Changes in the fair value of a derivative that is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings as realized capital gains or losses. Changes in the fair value of a derivative that is designated and qualifies as a cash-flow hedge are recorded in OCI and are reclassified into earnings when earnings are impacted by the variability of the cash flow of the hedged item. Changes in the fair value of derivatives that are designated and qualify as foreign-currency hedges, are recorded in either current period earnings or OCI, depending on whether the hedge transaction is a fair-value hedge or a cash-flow hedge. If, however, a derivative is used as a hedge of a net investment in a foreign operation, its changes in fair value, to the extent effective as a hedge, are recorded in the cumulative translation adjustments account within stockholder’s equity. Changes in the fair value of derivative instruments held for other risk management purposes are reported in current period earnings as realized capital gains or losses. As of December 31, 2001, the Company carried $113 of derivative assets in other invested assets and $72 of derivative liabilities in other liabilities.

Hedge Documentation and Effectiveness Testing

At hedge inception, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction. In connection with the implementation of SFAS No. 133, the Company designated anew all existing hedge relationships. The documentation process includes linking all derivatives that are designated as fair-value, cash flow or foreign-currency hedges to specific assets and liabilities on the balance sheet or to specific forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. At inception, and on a quarterly basis, the change in value of the hedging instrument and the change in value of the hedged item are measured to assess the validity of maintaining special hedge accounting. Hedging relationships are considered highly effective if the changes in the fair value or discounted cash flows of the hedging instrument are within a ratio of 80-120% of the inverse changes in the fair value or discounted cash flows of the hedged item. High effectiveness is calculated using a cumulative approach. If it is determined that a derivative is no longer highly effective as a hedge, the Company discontinues hedge accounting prospectively, as discussed below under discontinuance of hedge accounting.

Credit Risk

The Company’s derivatives counterparty exposure policy establishes market-based credit limits, favors long-term financial stability and creditworthiness, and typically requires credit enhancement/credit risk reducing agreements. By using derivative instruments, the Company is exposed to credit risk which is measured as the amount owed to the Company based on current market conditions and potential payment obligations between the Company and its counterparties. When the fair value of a derivative contract is positive, this indicates that the counterparty owes the Company, and, therefore, exposes the Company to credit risk. Credit exposures are generally quantified weekly and netted, and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of derivatives exceeds exposure policy thresholds. The Company also minimizes the credit risk in derivative instruments by entering into transactions with high quality counterparties that are reviewed periodically by the Company’s internal compliance unit, reviewed frequently by senior management and reported to the Company’s Finance Committee. The Company also maintains a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association Master Agreement which is structured by legal entity and by counterparty and permits right of offset.

Embedded Derivatives

The Company occasionally purchases or issues financial instruments that contain a derivative instrument that is embedded in the financial instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a fair-value, cash-flow, or foreign-currency hedge, or as held for other risk management purposes. However, in cases where (1) the host contract is measured at fair value, with changes in fair value reported in current earnings or (2) the Company is unable to reliably identify and measure an embedded derivative for separation from its host contract, the entire contract is carried on the balance sheet at fair value and is not designated as a hedging instrument.

Discontinuance of Hedge Accounting

The Company discontinues hedge accounting prospectively when (1) it is determined that the derivative is no longer highly effective in offsetting changes in the fair value or cash flows of a hedged item; (2) the derivative expires or is sold, terminated, or exercised; or (3) the derivative is dedesignated as a hedge instrument, because it is unlikely that a forecasted transaction will occur. When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, the derivative continues to be carried at fair value on the balance sheet with changes in its fair value recognized in current period earnings. The changes in the fair value of the hedged asset or liability are no longer recorded in earnings. When hedge accounting is discontinued because the Company becomes aware that it is probable that a forecasted transaction will not occur, the derivative continues to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in OCI are recognized immediately in earnings. In all other situations in which hedge accounting is discontinued on a cash-flow hedge, including those where the derivative is sold, terminated or exercised, amounts previously deferred in OCI are amortized into earnings when earnings are impacted by the variability of the cash flow of the hedged item.

SFAS No. 133 Categorization of the Company’s Hedging Activities

Cash-Flow Hedges

General

For the year ended December 31, 2001, the Company’s gross gains and losses representing the total ineffectiveness of all cash-flow hedges essentially offset, with the net impact reported as realized capital gains/losses. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness.

Gains and losses on derivative contracts that are reclassified from OCI to current period earnings are included in the line item in the statement of income in which the hedged item is recorded. As of December 31, 2001, $1.9 billion of after-tax deferred net gains on derivative instruments accumulated in OCI are expected to be reclassified to earnings during the next twelve months. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains/losses as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is twelve months. As of December 31, 2001, the Company held $2.2 billion in derivative notional value related to strategies categorized as cash-flow hedges. There were no reclassifications from OCI to earnings resulting from the discontinuance of cash-flow hedges during the year ended December 31, 2001.

Specific Strategies

The Company’s primary use of cash flow hedging is to use interest-rate swaps as an “asset hedging” strategy, in order to convert interest receipts on floating-rate fixed maturity investments to fixed rates. When multiple assets are designated in a hedging relationship under SFAS No. 133, a homogeneity test is performed to ensure that the assets react similarly to changes in market conditions. To satisfy this requirement, at inception of the hedge, fixed maturity investments with identical variable rates are grouped together (for example: 1-month LIBOR or 3-month LIBOR, not both).

The Company enters into “receive fixed/pay variable” interest rate swaps to hedge the variability in the first LIBOR-based interest payments received on each pool of eligible variable rate fixed maturity investments. Effectiveness is measured by comparing the present value of the variable rate pay side of the swaps to the present value of the first anticipated variable rate interest receipts on the hedged fixed maturity investments. At December 31, 2001, the Company held $1.9 billion in derivative notional value related to this strategy. The Company also uses cash-flow hedges, in its anticipated purchase of fixed maturity investments.

Fair-Value Hedges

General

For the year ended December 31, 2001, the Company’s gross gains and losses representing the total ineffectiveness of all fair-value hedges essentially offset, with the net impact reported as realized capital gains/losses. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness. As of December 31, 2001, the Company held $215 in derivative notional value related to strategies categorized as fair-value hedges.

Specific Strategies

The Company purchases interest rate caps and sells interest rate floor contracts in an “asset hedging” strategy utilized to offset corresponding interest rate caps and floors that exist in certain of its variable-rate fixed maturity investments. The standalone interest rate cap and floor contracts are structured to exactly offset those embedded in the hedged investment. The calculation of ineffectiveness involves a comparison of the present value of the cumulative change in the expected future cash flows on the interest rate cap/floor and the present value of the cumulative change in the expected future interest cash flows that are hedged on the fixed maturity investment. If hedge ineffectiveness exists, it is recorded as realized capital gain or loss. All hedges involving variable rate bonds with embedded interest rate caps and floors are perfectly matched with respect to notional values, payment dates, maturity, index, and the hedge relationship does not contain any other basis differences. No component of the hedging instrument’s fair value is excluded from the determination of effectiveness. At December 31, 2001, the Company held $149 in derivative notional value related to this strategy.

Other Risk Management Activities

General

The Company’s other risk management activities relate to strategies used to meet the following Company approved objectives: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; or to control transaction costs. For the year ended December 31, 2001, the Company recognized an after-tax net loss of $14 (reported as realized capital losses in the statement of income), which represented the total change in value for other derivative-based strategies which do not qualify for hedge accounting under SFAS No. 133. As of December 31, 2001, the Company held $2.7 billion in derivative notional value related to strategies categorized as Other Risk Management Activities.

Risk Management Strategies

The Company issues liability contracts in which policyholders have the option to surrender their policies at book value and that guarantee a minimum credited rate of interest. Typical products with these features include Whole Life, Universal Life and Repetitive Premium Variable Annuities. The Company uses interest rate cap and swaption contracts as an economic hedge, classified for internal purposes as a “liability hedge”, thereby mitigating the Company’s loss in a rising interest rate environment. The Company is exposed to the situation where interest rates rise and the Company is not able to raise its credited rates to competitive yields. The policyholder can then surrender at book value while the underlying bond portfolio may be at a loss. The increase in yield in a rising interest rate environment due to the interest rate cap and swaption contracts may be used to raise credited rates, increasing the Company’s competitiveness and reducing the policyholder’s incentive to surrender. In accordance with Company policy, the amount of notional value will not exceed the book value of the liabilities being hedged and the term of the derivative contract will not exceed the average maturity of the liabilities. As of December 31, 2001, the Company held $1.0 billion in derivative notional value related to this strategy.

When terminating certain hedging relationships, the Company will enter a derivative contract with terms and conditions that directly offset the original contract, thereby offsetting its changes in value from that date forward. The Company dedesignates the original contract and records the changes in value of both the original contract and the new offsetting contract through realized capital gains and losses. At December 31, 2001, the Company held $1.0 billion in derivative notional value related to this strategy.

Other

Periodically, the Company enters into swap agreements that have cash flows based upon the results of a referenced index or asset pool. These arrangements are entered into to modify portfolio duration or to increase diversification while controlling transaction costs. At December 31, 2001, the Company held $230 in derivative notional value related to this strategy.

The Company will issue an option in an “asset hedging” strategy utilized to monetize the option embedded in certain of its fixed maturity investments. The Company will receive a premium for issuing the freestanding option. The structure is designed such that the fixed maturity investment and freestanding option have identical expected lives, typically 3-5 years. At December 31, 2001, the Company held $803 in derivative notional value related to this strategy.

(f)  Separate Accounts

Hartford Life Insurance Company maintains separate account assets and liabilities, which are reported at fair value. Separate account assets are segregated from other investments and investment income and gains and losses accrue directly to the policyholder. Separate accounts reflect two categories of risk assumption: non-guaranteed separate accounts, wherein the policyholder assumes the investment risk, and guaranteed separate accounts, wherein Hartford Life Insurance Company contractually guarantees either a minimum return or account value to the policyholder.

(g)  Deferred Policy Acquisition Costs

Policy acquisition costs, including commissions and certain other expenses that vary with and are primarily associated with acquiring business, are deferred and amortized over the estimated lives of the contracts, generally 20 years.

Deferred policy acquisition costs related to investment contracts and universal life type contracts are deferred and amortized using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of expected gross profits from investment, mortality and expense margins and surrender charges. Actual gross profits can vary from management’s estimates, resulting in increases or decreases in the rate of amortization. Management periodically reviews these estimates and evaluates the recoverability of the deferred acquisition cost asset. When appropriate, management revises its assumptions on the estimated gross profits of these contracts and the cumulative amortization for the books of business are re-estimated and adjusted by a cumulative charge or credit to income. The average rate of assumed future investment yield used in estimating expected gross profits related to variable annuity and variable life business was 9.0% at December 31, 2001 and for all other products including fixed annuities and other universal life type contracts the average assumed investment yield ranged from 5.0-8.5%.

Deferred policy acquisition costs related to traditional policies are amortized over the premium paying period of the related policies in proportion to the ratio of the present value of annual expected premium income to the present value of total expected premium income. Adjustments are made each year to recognize actual experience as compared to assumed experience for the current period.

Acquisition costs and their related deferral are included in the Company’s insurance expenses and other as follows:

	2001	2000	1999

Commissions	$976	$929	$887

Deferred acquisition costs	(957)	(916)	(899)

General insurance expenses and other	603	587	643

Insurance expenses and other	$622	$600	$631

(h)  Future Policy Benefits

Liabilities for future policy benefits are computed by the net level premium method using interest rate assumptions varying from 3% to 11% and withdrawal and mortality assumptions appropriate at the time the policies were issued.

(i)  Other Policyholder Funds

Other policyholder funds include reserves for investment contracts without life contingencies, corporate owned life insurance and universal life insurance contracts. Of the amounts included in other policyholder funds, $18.4 billion and $14.9 billion for the years ended December 31, 2001 and 2000, respectively, represent policyholder obligations.

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

(j)  Revenue Recognition

For investment and universal life-type contracts, the amounts collected from policyholders are considered deposits and are not included in revenue. Fee income for investment and universal life-type contracts consists of policy charges for policy administration, cost of insurance charges and surrender charges assessed against policyholders’ account balances and are recognized in the period in which services are provided. Traditional life and the majority of the Company’s accident and health products are long duration contracts and premiums are recognized as revenues when due from policyholders. Retrospective and contingent commissions and other related expenses are incurred and recorded in the same period that the retrospective premiums are recorded or other contract provisions are met.

(k)  Foreign Currency Translation

Foreign currency translation gains and losses are reflected in stockholder’s equity as a component of accumulated other comprehensive income. Balance sheet accounts are translated at the exchange rates in effect at each year-end and income statement accounts are translated at the average rates of exchange prevailing during the year. The national currencies of international operations are generally their functional currencies.

(l)  Dividends to Policyholders

Policyholder dividends are accrued using an estimate of the amount to be paid based on underlying contractual obligations under participating policies and applicable state laws. If limitations exist on the amount of net income from participating life insurance contracts that may be distributed to stockholders, the policyholders’ share of net income on those contracts that cannot be distributed is excluded from stockholder’s equity by a charge to operations and a credit to a liability.

Participating life insurance in force accounted for 14%, 18% and 24% as of December 31, 2001, 2000 and 1999, respectively, of total life insurance in force. Dividends to policyholders were $68, $67 and $104 for the years ended December 31, 2001, 2000 and 1999, respectively. There were no additional amounts of income allocated to participating policyholders.

3.     September 11 Terrorist Attack

As a result of the September 11 terrorist attack, the Company recorded an estimated loss amounting to $9, net of taxes and reinsurance, in the third quarter of 2001. The Company based the loss estimate upon a review of insured exposures using a variety of assumptions and actuarial techniques, including estimated amounts for unknown and unreported policyholder losses and costs incurred in settling claims. Also included was an estimate of amounts recoverable under the Company’s ceded reinsurance programs. As a result of the uncertainties involved in the estimation process, final claims settlement may vary from present estimates.

4.     Fortis Acquisition

On April 2, 2001, Hartford Life acquired the individual life insurance, annuity and mutual fund businesses of Fortis, Inc. (“Fortis Financial Group” or “Fortis”) for $1.12 billion in cash. Hartford Life Insurance Company effected the acquisition through several reinsurance agreements with subsidiaries of Fortis. The purchase of 100% of the stock of Fortis Advisers, Inc. and Fortis Investors, Inc., wholly-owned subsidiaries of Fortis, Inc. was made by Hartford Life and Accident Insurance Company, the Company’s parent. The acquisition was accounted for using the purchase method and, as such, the revenues and expenses generated by this business from April 2, 2001 forward are included in the Company’s Consolidated Statements of Income.

The assets and liabilities acquired in this transaction were generally recorded at estimated fair values as prescribed by applicable purchase accounting rules. In addition, an intangible asset representing the present value of future profits (“PVP”) of the acquired business was established in the amount of $605. The PVP is amortized to expense in relation to the estimated gross profits of the underlying insurance contracts, and interest is accreted on the unamortized balance. For the year ended December 31, 2001, amortization of PVP amounted to $66. Goodwill of $169, representing the excess of the purchase price over the amount of net assets (including PVP) acquired, also has been recorded and was being amortized on a straight-line basis until January 1, 2002. (See Note 2(c)).

The following is detail of the PVP activity as of December 31, 2001:

2001

Beginning PVP balance	$-

Acquisition costs	605

Accretion of interest	29

Amortization	(66)

Ending PVP balance	$568

5.     Sale of Sudamericana Holding S.A.

On September 7, 2001, Hartford Life completed the sale of its ownership interest in an Argentine subsidiary, Sudamericana Holding S.A. The Company recognized an after-tax net realized capital loss of $11 related to the sale.

6.     Investments and Derivative Instruments

	For the years ended December 31,

	2001	2000	1999

(a) Components of Net Investment Income

Interest income from fixed maturities	$1,105	$959	$934

Interest income from policy loans	304	305	391

Income from other investments	99	75	48

Gross investment income	1,508	1,339	1,373

Less: Investment expenses	13	13	14

Net investment income	$1,495	$1,326	$1,359

	For the years ended December 31,

	2001	2000	1999

(b) Components of Net Realized Capital (Losses) Gains

Fixed maturities	$(52)	$(106)	$(5)

Equity securities	(17)	3	2

Real estate and other	(23)	9	1

Change in liability to policyholders for net realized capital losses (gains)	1	9	(2)

Net realized capital losses	$(91)	$(85)	$(4)

	For the years ended December 31,

	2001	2000	1999

(c) Net Change in Unrealized Capital (Losses) Gains on Equity Securities

Gross unrealized capital gains	$1	$2	$9

Gross unrealized capital losses	(9)	(5)	(2)

Net unrealized capital (losses) gains	(8)	(3)	7

Deferred income taxes	(2)	(1)	2

Net unrealized capital (losses) gains, net of tax	(6)	(2)	5

Balance – beginning of year	(2)	5	1

Net change in unrealized capital (losses) gains on equity securities	$(4)	$(7)	$4

(d) Net Change in Unrealized Capital Gains (Losses) on Fixed Maturities

Gross unrealized capital gains	$497	$269	$48

Gross unrealized capital losses	(288)	(231)	(472)

Unrealized capital (gains) losses credited to policyholders	(24)	(10)	24

Net unrealized capital gains (losses)	185	28	(400)

Deferred income taxes	65	10	(140)

Net unrealized capital gains (losses), net of tax	120	18	(260)

Balance — beginning of year	18	(260)	183

Net change in unrealized capital gains (losses) on fixed maturities	$102	$278	$(443)

(e)  Fixed Maturity Investments

	As of December 31, 2001

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

U. S. Government and Government agencies and authorities (guaranteed and sponsored)	$247	$15	$(2)	$260

U. S. Government and Government agencies and authorities (guaranteed and sponsored) — asset backed	1,179	26	(3)	1,202

States, municipalities and political subdivisions	44	4	(1)	47

International governments	312	18	(3)	327

Public utilities	994	14	(26)	982

All other corporate, including international	8,829	266	(129)	8,966

All other corporate — asset backed	5,816	142	(104)	5,854

Short-term investments	1,008	—	—	1,008

Certificates of deposit	503	12	(20)	495

Redeemable preferred stock	1	—	—	1

Total fixed maturities	$18,933	$497	$(288)	$19,142

	As of December 31, 2000

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

U. S. Government and Government agencies and authorities (guaranteed and sponsored)	$185	$16	$—	$201

U. S. Government and Government agencies and authorities (guaranteed and sponsored) — asset backed	895	20	(9)	906

States, municipalities and political subdivisions	79	5	(1)	83

International governments	269	7	(8)	268

Public utilities	557	4	(10)	551

All other corporate, including international	5,816	102	(153)	5,765

All other corporate — asset backed	5,284	112	(39)	5,357

Short-term investments	750	—	—	750

Certificates of deposit	383	3	(11)	375

Redeemable preferred stock	1	—	—	1

Total fixed maturities	$14,219	$269	$(231)	$14,257

The amortized cost and estimated fair value of fixed maturity investments as of December 31, 2001 by estimated maturity year are shown below. Expected maturities differ from contractual maturities due to call or prepayment provisions. Asset backed securities, including mortgage backed securities and collateralized mortgage obligations, are distributed to maturity year based on the Company’s estimates of the rate of future prepayments of principal over the remaining lives of the securities. These estimates are developed using prepayment speeds provided in broker consensus data. Such estimates are derived from prepayment speeds experienced at the interest rate levels projected for the applicable underlying collateral and can be expected to vary from actual experience.

Maturity	Amortized Cost	Fair Value

One year or less	$2,516	$2,528

Over one year through five years	6,762	6,856

Over five years through ten years	5,229	5,277

Over ten years	4,426	4,481

Total	$18,933	$19,142

(f)  Sales of Fixed Maturity and Equity Security Investments

Sales of fixed maturities, excluding short-term fixed maturities, for the years ended December 31, 2001, 2000 and 1999 resulted in proceeds of $4.6 billion, $3.0 billion and $3.4 billion, gross realized capital gains of $83, $29 and $153, and gross realized capital losses (including writedowns) of $135, $126 and $160, respectively. Sales of equity security investments for the years ended December 31, 2001, 2000 and 1999 resulted in proceeds of $42, $15 and $7, respectively. Sales of equity security investments for the years ended December 31, 2000 and 1999 resulted in gross realized capital gains of $5 and $2, respectively. There were no realized gains on sales of equity securities for the year ended December 31, 2001. Sales of equity security investments for the years ended December 31, 2001 and 2000 resulted in gross realized capital losses of $17 and $2, respectively. There were no realized capital losses on sales of equity security investments in 1999.

(g)  Concentration of Credit Risk

The Company is not exposed to any concentration of credit risk in fixed maturities of a single issuer greater than 10% of stockholder’s equity.

(h)  Derivative Instruments

The notional amounts of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. Notional amounts pertaining to derivative instruments (excluding guaranteed separate accounts) totaled $5.1 billion at December 31, 2001 and $3.7 billion at December 31, 2000.

The Company uses derivative instruments in its management of market risk consistent with four risk management strategies: hedging anticipated transactions, hedging liability instruments, hedging invested assets and hedging portfolios of assets and/or liabilities.

A reconciliation between notional amounts as of December 31, 2001 and 2000 by derivative type and strategy is as follows:

	December 31, 2000		Maturities/	December 31, 2001
	Notional Amount	Additions	Terminations[1][2]	Notional Amount

By Derivative Type

Caps	$577	$—	$—	$577

Floors	295	—	—	295

Swaps/Forwards	2,618	1,553	869	3,302

Futures	144	153	220	77

Options	75	869	50	894

Total	$3,709	$2,575	$1,139	$5,145

By Strategy

Liability	$661	$17	$1	$677

Anticipatory	144	153	220	77

Asset	2,764	2,405	918	4,251

Portfolio	140	—	—	140

Total	$3,709	$2,575	$1,139	$5,145

[1]	During 2001, the Company had no significant gain or loss on terminations of hedge positions using derivative financial instruments.

[2]	When terminating certain hedging relationships, the Company will enter into a derivative contract with terms and conditions that directly offset the original contract, thereby offsetting its changes in value from that date forward. As of December 31, 2001 and 2000, the Company had notional values for offsetting portfolio strategies of $140 and offsetting asset strategies of $879.

(i)  Collateral Arrangements

Hartford Life Insurance Company entered into various collateral arrangements which require both the pledging and accepting of collateral in connection with its derivative instruments and repurchase agreements. As of December 31, 2001 and 2000, collateral pledged has not been separately reported in the Consolidated Balance Sheet. The classification and carrying amounts of collateral pledged at December 31, 2001 and 2000 were as follows:

	2001	2000

Assets

U.S. Gov’t and Gov’t agencies and authorities (guaranteed and sponsored)	$1	$3

U.S. Gov’t and Gov’t agencies and authorities (guaranteed and sponsored – asset backed	53	4

	$54	$7

At December 31, 2001 and 2000, Hartford Life Insurance Company had accepted collateral consisting of cash and U.S. Government securities with a fair value of $142 and $252, respectively. At December 31, 2001 and 2000, only cash collateral of $58 and $31, respectively, was recorded on the balance sheet in short-term investments and other liabilities. While Hartford Life Insurance Company is permitted by contract to sell or repledge the noncash collateral, none of the collateral has been sold or repledged at December 31, 2001 and 2000. As of December 31, 2001 and 2000 all collateral accepted was held in separate custodial accounts.

7.     Fair Value of Financial Instruments

SFAS No. 107 “Disclosure about Fair Value of Financial Instruments”, requires disclosure of fair value information of financial instruments. For certain financial instruments where quoted market prices are not available, other independent valuation techniques and assumptions are used. Because considerable judgment is used, these estimates are not necessarily indicative of amounts that could be realized in a current market exchange. SFAS No. 107 excludes certain financial instruments from disclosure, including insurance contracts other than financial guarantees and investment contracts. Hartford Life Insurance Company uses the following methods and assumptions in estimating the fair value of each class of financial instrument.

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

The carrying amount and fair values of Hartford Life Insurance Company’s financial instruments as of December 31, 2001 and 2000 were as follows:

	2001		2000

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets

Fixed maturities	$19,142	$19,142	$14,257	$14,257

Equity securities	64	64	48	48

Policy loans	3,278	3,278	3,573	3,573

Other investments	1,136	1,136	784	785

Liabilities

Other policyholder funds(1)	15,648	15,514	11,676	11,305

(1)	Excludes universal life insurance contracts, including corporate owned life insurance.

8.     Separate Accounts

Hartford Life Insurance Company maintained separate account assets and liabilities totaling $114.3 billion and $113.7 billion as of December 31, 2001 and 2000, respectively, which are reported at fair value. Separate account assets, which are segregated from other investments, reflect two categories of risk assumption: non-guaranteed separate accounts totaling $104.2 billion and $104.1 billion as of December 31, 2001 and 2000, respectively, wherein the policyholder assumes substantially all the investment risks and rewards, and guaranteed separate accounts totaling $10.1 and $9.6 billion as of December 31, 2001 and 2000, respectively, wherein Hartford Life Insurance Company contractually guarantees either a minimum return or account value to the policyholder. Included in non-guaranteed separate account assets were policy loans totaling $575 and $697 as of December 31, 2001 and 2000, respectively. Net investment income (including net realized capital gains and losses) and interest credited to policyholders on separate account assets are not reflected in the Consolidated Statements of Income.

Separate account management fees and other revenues were $1.2 billion, $1.3 billion, $1.1 billion in 2001, 2000 and 1999, respectively. The guaranteed separate accounts include fixed market value adjusted (MVA) individual annuities and modified guaranteed life insurance. The average credited interest rate on these contracts was 6.4% and 6.6% as of December 31, 2001 and 2000, respectively. The assets that support these liabilities were comprised of $9.8 billion and $9.4 billion in fixed maturities as of December 31, 2001 and 2000, respectively, and $243 of other invested assets as of December 31, 2001. The portfolios are segregated from other investments and are managed to minimize liquidity and interest rate risk. In order to minimize the risk of disintermediation associated with early withdrawals, fixed MVA annuity and modified guaranteed life insurance contracts carry a graded surrender charge as well as a market value adjustment. Additional investment risk is hedged using a variety of derivatives which totaled $37 and $3 in carrying value and $3.2 billion and $3.5 billion in notional amounts as of December 31, 2001 and 2000, respectively.

9.     Statutory Results

	For the years ended December 31,

	2001	2000	1999

Statutory net income	$(485)	$283	$151

Statutory capital and surplus	$2,412	$1,972	$1,905

A significant percentage of the consolidated statutory surplus is permanently reinvested or is subject to various state regulatory restrictions which limit the payment of dividends without prior approval. The total amount of statutory dividends which may be paid by the insurance subsidiaries of the Company in 2002, without prior regulatory approval, is estimated to be $241.

Hartford Life Insurance Company and its domestic insurance subsidiaries prepare their statutory financial statements in accordance with accounting practices prescribed by the applicable state of domicile. Prescribed statutory accounting practices include publications of the National Association of Insurance Commissioners (“NAIC”), as well as state laws, regulations and general administrative rules.

The NAIC adopted the Codification of Statutory Accounting Principles (“Codification”) in March 1998. The effective date for the statutory accounting guidance is January 1, 2001. Each of Hartford Life Insurance Company’s domiciliary states has adopted Codification and the Company has made the necessary changes in its statutory reporting required for implementation. The overall impact of applying the new guidance resulted in a one-time statutory cumulative transition benefit of approximately $38 in statutory surplus.

10.     Stock Compensation Plans

The Company’s employees are included in The Hartford 2000 Incentive Stock Plan and The Hartford Employee Stock Purchase Plan. Prior to The Hartford Acquisition, eligible employees of Hartford Life were included in Hartford Life’s stock based compensation plans, the 1997 Hartford Life, Inc. Incentive Stock Plan and the Hartford Life, Inc. Employee Stock Purchase Plan. As a result of the The Hartford Acquisition, all eligible participants of Hartford Life’s stock based compensation plans were converted to The Hartford’s stock based compensation plans. For the year ended December 31, 2001 and 2000, Hartford Life Insurance Company’s compensation expense related to The Hartford’s two stock based compensation plans and Hartford Life’s two stock based compensation plans was not material to Hartford Life Insurance Company’s results of operations. For the year ended December 31, 1999, Hartford Life Insurance Company’s compensation expense related to Hartford Life’s two stock based compensation plans was not material.

11.     Postretirement Benefit and Savings Plans

(a)  Pension Plans

The Company’s employees are included in the Company’s non-contributory defined benefit pension and postretirement health care and life insurance benefit plans. Defined benefit pension expense, allocated by The Hartford to Hartford Life Insurance Company, was $11, $5 and $6 in 2001, 2000 and 1999, respectively. Postretirement health care and life insurance benefits expense, allocated by The Hartford, was not material to the results of operations for 2001, 2000 and 1999.

(b)  Investment and Savings Plan

Substantially all the Company’s U.S. employees are eligible to participate in The Hartford’s Investment and Savings Plan. The cost to Hartford Life Insurance Company for this plan was approximately $6, $5 and $4 in 2001, 2000 and 1999, respectively.

12.     Reinsurance

Hartford Life Insurance Company cedes insurance to other insurers in order to limit its maximum losses. Such transfer does not relieve Hartford Life Insurance Company of its primary liability and, as such, failure of reinsurers to honor their obligations could result in losses to Hartford Life Insurance Company. Hartford Life Insurance Company reduces this risk by evaluating the financial condition of reinsurers and monitoring for possible concentrations of credit risk. As of December 31, 2001, Hartford Life Insurance Company had no significant concentrations of credit risk related to reinsurance greater than 10% of stockholders' equity.

The Company records a receivable for reinsured benefits paid and the portion of insurance liabilities that are reinsured. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. Reinsurance recoveries on ceded reinsurance contracts recognized in the Consolidated Statements of Income were $693, $578 and $397 for the years ended December 31, 2001, 2000 and 1999, respectively. Hartford Life Insurance Company also assumes insurance from other insurers.

The effect of reinsurance on fee income, earned premiums and other is summarized as follows:

	For the years ended December 31,

Fee Income, Earned Premiums and Other	2001	2000	1999

Gross	$3,152	$2,885	$2,660

Reinsurance assumed	79	44	95

Reinsurance ceded	(980)	(723)	(710)

Net	$2,251	$2,206	$2,045

Hartford Life Insurance Company maintains certain reinsurance agreements with HLA, whereby the Company cedes both group life and group accident and health risk. Under these treaties, the Company ceded group life premium of $178, $101 and $119 in 2001, 2000 and 1999, respectively, and accident and health premium of $418, $429 and $430, respectively, to HLA.

Pursuant to a reinsurance agreement dating back to 1992, the Company assumed 100% of certain blocks of individual life insurance from HLA. Under this reinsurance agreement Hartford Life Insurance Company assumed $9 of premium from HLA in 1999. On December 1, 1999, HLA recaptured this in force block of individual life insurance previously ceded to the Company. This commutation resulted in a reduction in the Company’s assets of $666, consisting of $556 of invested assets, $99 of deferred policy acquisition costs and $11 of other assets. Liabilities decreased $650, consisting of $543 of other policyholder funds, $60 of future policy benefits and $47 of other liabilities. As a result, the Company recognized an after-tax loss relating to this transaction of $16.

13.     Income Tax

Hartford Life Insurance Company and The Hartford have entered into a tax sharing agreement under which each member in the consolidated U.S. Federal income tax return will make payments between them such that, with respect to any period, the amount of taxes to be paid by the Company, subject to certain adjustments, generally will be determined as though the Company were filing a separate federal income tax return.

Beginning in 2000, the Company was included in The Hartford’s consolidated Federal income tax return. The life insurance companies filed a separate consolidated Federal income tax return for 1999. The Company’s effective tax rate was 6%, 28% and 35% in 2001, 2000 and 1999, respectively.

Income tax expense (benefit) is as follows:

	For the years ended December 31,

	2001	2000	1999

Current	$(202)	$121	$(50)

Deferred	246	73	241

Income tax expense	$44	$194	$191

A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision (benefit) for income taxes is as follows:

	For the years ended December 31,

	2001	2000	1999

Tax provision at the U.S. federal statutory rate	$244	$238	$193

Municipal bond and other tax-exempt income	(60)	(24)	—

IRS audit settlement (See Note 12(c))	—	(24)	—

Tax adjustment	(144)	—	—

Other	4	4	(2)

Total	$44	$194	$191

Deferred tax assets (liabilities) include the following as of December 31:

	2001	2000

Tax basis deferred policy acquisition costs	$737	$749

Financial statement deferred policy acquisition costs and reserves	(494)	(112)

Employee benefits	12	(1)

Net unrealized capital losses (gains) on securities	(102)	(9)

Investments and other	(164)	(388)

Total	$(11)	$239

Hartford Life Insurance Company had a current tax receivable of $144 and $96 as of December 31, 2001 and 2000, respectively.

Prior to the Tax Reform Act of 1984, the Life Insurance Company Income Tax Act of 1959 permitted the deferral from taxation of a portion of statutory income under certain circumstances. In these situations, the deferred income was accumulated in a “Policyholders’ Surplus Account” and, based on current tax law, will be taxable in the future only under conditions which management considers to be remote; therefore, no Federal income taxes have been provided on the balance in this account, which for tax return purposes was $104 as of December 31, 2001.

14.     Related Party Transactions

Transactions of the Company with its affiliates relate principally to tax settlements, reinsurance, insurance coverage, rental and service fees, payment of dividends and capital contributions. In addition, certain affiliated insurance companies purchased group annuity contracts from the Company to fund pension costs and claim annuities to settle casualty claims. Substantially all general insurance expenses related to the Company, including rent and employee benefit plan expenses, are initially paid by The Hartford. Direct expenses are allocated to the Company using specific identification, and indirect expenses are allocated using other applicable methods. Indirect expenses include those for corporate areas which, depending on type, are allocated based on either a percentage of direct expenses or on utilization. Indirect expenses allocated to the Company by The Hartford were $55, $56 and $47 in 2001, 2000 and 1999, respectively.

15.     Commitments and Contingent Liabilities

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

(b)  Leases

The rent paid to Hartford Fire for space occupied by the Company was $15, $14 and $9 in 2001, 2000 and 1999, respectively. Future minimum rental commitments are as follows:

2002	$15

2003	13

2004	13

2005	13

2006	13

Thereafter	41

Total	$108

The principal executive offices of Hartford Life Insurance Company, together with its parent, are located in Simsbury, Connecticut. Rental expense is recognized on a level basis over the term of the primary sublease for the facility located in Simsbury, Connecticut, which expires on December 31, 2009, and amounted to approximately $11, $10 and $9 in 2001, 2000 and 1999, respectively.

(c)  Tax Matters

The Company’s Federal income tax returns are routinely audited by the Internal Revenue Service (“IRS”). In August 2001, the Company recorded a $130 benefit, primarily the result of the favorable treatment of certain tax matters related to separate account investment activity arising during the 1996-2000 tax years. During 2000, the Company recorded a $24 tax benefit as a result of a settlement with the IRS with respect to certain similar tax matters for the 1993-1995 tax years.

Management believes that adequate provisions have been made in the financial statements for any potential assessments that may result from tax examination and other tax related matters for all open tax years.

(d)  Unfunded Commitments

At December 31, 2001, Hartford Life Insurance Company has outstanding commitments to fund limited partnership investments totaling $189. These capital commitments can be called by the partnerships during a 3-6 year commitment period to fund working capital needs or the purchase of new investments. If the commitment period expires and the commitment has not been fully funded, Hartford Life Insurance Company is not required to fund the remaining unfunded commitment.

16.     Segment Information

Hartford Life Insurance Company is organized into three reportable operating segments which include Investment Products, Individual Life and Corporate Owned Life Insurance (COLI). Investment Products offers individual fixed and variable annuities, retirement plan services and other investment products. Individual Life sells a variety of life insurance products, including variable life, universal life, interest sensitive whole life and term life insurance. COLI primarily offers variable products used by employers to fund non-qualified benefits or other post-employment benefit obligations as well as leveraged COLI. The Company includes in “Other” corporate items not directly allocable to any of its reportable operating segments, as well as certain group benefit products including group life and group disability insurance that is directly written by the Company and is substantially ceded to its parent, HLA.

The accounting policies of the reportable operating segments are the same as those described in the summary of significant accounting policies in Note 2. Hartford Life Insurance Company evaluates performance of its segments based on revenues, net income and the segment’s return on allocated capital. The Company charges direct operating expenses to the appropriate segment and allocates the majority of indirect expenses to the segments based on an intercompany expense arrangement. Intersegment revenues are not significant and primarily occur between corporate and the operating segments. These amounts include interest income on allocated surplus and the allocation of net realized capital gains and losses through net investment income utilizing the duration of the segment’s investment portfolios. The Company’s revenues are primarily derived from customers within the United States. The Company’s long-lived assets primarily consist of deferred policy acquisition costs and deferred tax assets from within the United States. The following tables present summarized financial information concerning the Company’s segments as well as the Company’s revenues by product.

	For the years ended December 31,

	2001	2000	1999

Total Revenues

Investment Products	$2,114	$2,068	$1,884

Individual Life	774	545	574

COLI	717	765	830

Other	50	69	112

Total revenues	$3,655	$3,447	$3,400

Net Investment Income

Investment Products	$867	$724	$699

Individual Life	204	142	169

COLI	352	366	431

Other	72	94	60

Total net investment income	$1,495	$1,326	$1,359

Amortization of Deferred Policy Acquisition Costs and PVP

Investment Products	$413	$477	$411

Individual Life	153	127	128

COLI	—	—	—

Other	—	—	—

Total amortization of deferred policy acquisition costs and present value of future profits	$566	$604	$539

Income Tax Expense (Benefit)

Investment Products	$111	$150	$159

Individual Life	54	38	37

COLI	17	19	15

Other	(138)	(13)	(20)

Total income tax expense	$44	$194	$191

Net Income (Loss)

Investment Products	$375	$354	$300

Individual Life	106	70	68

COLI	36	35	28

Other	129	28	(35)

Total net income	$646	$487	$361

Assets

Investment Products	$106,497	$106,553	$106,352

Individual Life	9,248	6,558	5,962

COLI	26,835	23,384	20,198

Other	2,853	2,340	2,453

Total assets	$145,433	$138,835	$134,965

	For the years ended December 31,

	2001	2000	1999
Revenues by Product

Investment Products

Individual Annuities	$1,392	$1,447	$1,313

Other	722	621	571

Total Investment Products	2,114	2,068	1,884

Individual Life	774	545	574

COLI	717	765	830

17.     Quarterly Results for 2001 and 2000 (unaudited)

	Three Months Ended

	March 31,		June 30,		September 30,		December 31,

	2001	2000	2001	2000	2001	2000	2001	2000

Revenues	$879	$838	$931	$831	$917	$919	$928	$859

Benefits, claims and expenses	685	645	746	682	759	730	769	709

Net income	135	128	129	130	265	129	117	100

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

SCHEDULE I

SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN AFFILIATES

(In millions)	As of December 31, 2001

			Amount at which
			shown on Balance
Type of Investment	Cost	Fair Value	Sheet

Fixed Maturities

Bonds and Notes

U. S. Government and Government agencies and authorities (guaranteed and sponsored)	$247	$260	$260

U. S. Government and Government agencies and authorities (guaranteed and sponsored) — asset backed	1,179	1,202	1,202

States, municipalities and political subdivisions	44	47	47

International governments	312	327	327

Public utilities	994	982	982

All other corporate, including international	8,829	8,966	8,966

All other corporate – asset backed	5,816	5,854	5,854

Short-term investments	1,008	1,008	1,008

Certificates of deposit	503	495	495

Redeemable preferred stock	1	1	1

Total fixed maturities	18,933	19,142	19,142

Equity Securities

Common Stocks

Industrial and miscellaneous	71	64	64

Total equity securities	71	64	64

Total fixed maturities and equity securities	19,004	19,206	19,206

Policy Loans	3,278	3,278	3,278

Other Investments

Mortgage loans on real estate	256	256	256

Investment in partnerships and trusts	701	721	721

Futures, options and miscellaneous	84	159	159

Total other investments	1,041	1,136	1,136

Total investments	$23,323	$23,620	$23,620

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
For the years ended December 31, 2001, 2000 and 1999

(In millions)

								Benefits,		Amortization
	Deferred		Other		Earned		Net	Claims and	Insurance	of Deferred
	Policy	Future	Policy-		Premiums	Net	Realized	Claim	expenses	Policy	Dividends
	Acquisition	Policy	Holder	Policy	And	Investment	Capital	Adjustment	and	Acquisition	To Policy-
Segment	Costs	Benefits	Funds	Fees	Other	Income	Losses	Expenses	other	Costs	holders

2001

Investment Products	$3,592	$4,211	$11,106	$1,249	$(2)	$867	$—	$801	$415	$413	$—

Individual Life	1,170	506	2,945	555	15	204	—	330	128	153	2

Corporate Owned Life Insurance	8	321	4,120	353	12	352	—	514	84	—	66

Other	—	1,012	241	—	69	72	(91)	58	(5)	—	—

Consolidated operations	$4,770	$6,050	$18,412	$2,157	$94	$1,495	$(91)	$1,703	$622	$566	$68

2000

Investment Products	$3,292	$3,293	$8,287	$1,325	$19	$724	$—	$686	$401	$477	$—

Individual Life	1,033	274	1,984	394	9	142	—	216	94	127	—

Corporate Owned Life Insurance	–	283	4,645	390	9	366	—	545	99	—	67

Other	–	978	31	–	60	94	(85)	48	6	—	—

Consolidated operations	$4,325	$4,828	$14,947	$2,109	$97	$1,326	$(85)	$1,495	$600	$604	$67

1999

Investment Products	$3,099	$2,744	$8,859	$1,148	$37	$699	$—	$660	$354	$411	$—

Individual Life	914	270	1,880	388	17	169	—	254	87	128	—

Corporate Owned Life Insurance	–	321	5,244	399	–	431	—	621	62	—	104

Other	–	997	21	–	56	60	(4)	39	128	—	—

Consolidated operations	$4,013	$4,332	$16,004	$1,935	$110	$1,359	$(4)	$1,574	$631	$539	$104

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

SCHEDULE IV

REINSURANCE

			Assumed
		Ceded to	From		Percentage of
	Gross	Other	Other	Net	Amount Assumed
(In millions)	Amount	Companies	Companies	Amount	to Net

For the year ended December 31, 2001

Life insurance in force	$354,961	$170,359	$43,374	$227,976	19.0%

Fee income, earned premiums and other

Life insurance and annuities	$2,637	$486	$63	$2,214	2.8%

Accident and health insurance	515	494	16	37	43.2%

Total fee income, earned premiums and other	$3,152	$980	$79	$2,251	3.5%

For the year ended December 31, 2000

Life insurance in force	$348,605	$145,529	$10,219	$213,295	4.8%

Fee income, earned premiums and other

Life insurance and annuities	$2,414	$271	$35	$2,178	1.6%

Accident and health insurance	471	452	9	28	32.1%

Total fee income, earned premiums and other	$2,885	$723	$44	$2,206	2.0%

For the year ended December 31, 1999

Life insurance in force	$307,970	$131,162	$11,785	$188,593	6.2%

Fee income, earned premiums and other

Life insurance and annuities	$2,212	$275	$84	$2,021	4.2%

Accident and health insurance	448	435	11	24	45.8%

Total fee income, earned premiums and other	$2,660	$710	$95	$2,045	4.6%

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARTFORD LIFE INSURANCE COMPANY

By: /s/ Mary Jane B. Fortin Mary Jane B. Fortin Senior Vice President and Chief Accounting Officer

Date: March 28, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas M. Marra Thomas M. Marra	President and Director	March 28, 2002

/s/ David T. Foy David T. Foy	Senior Vice President, Chief Financial Officer and Director	March 28, 2002

/s/ Mary Jane B. Fortin Mary Jane B. Fortin	Senior Vice President and Chief Accounting Officer	March 28, 2002

/s/ Christine H. Repasy Christine H. Repasy	Director	March 28, 2002

/s/ John C. Walters John C. Walters	Director	March 28, 2002

/s/ Lizabeth H. Zlatkus Lizabeth H. Zlatkus	Director	March 28, 2002

/s/ David M. Znamierowski David M. Znamierowski	Director	March 28, 2002

II-1

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
EXHIBITS INDEX

Exhibit #

3.01	Restated Certificate of Incorporation of Hartford Life Insurance Company filed March 1985 (File No. 2-89516) is incorporated herein by reference.

3.02	By-Laws of Hartford Life Insurance Company filed March 1985 (File No. 2-89516) is incorporated herein by reference.

4.01	Restated Certificate of Incorporation and By-Laws of Hartford Life Insurance Company (included as Exhibits 3.01 and 3.02, respectively).

10.1	Tax Sharing Agreement among Hartford Life Insurance Company, The Hartford Financial Services Group, Inc. and certain of their affiliates was filed as Exhibit 10.2 to Hartford Life, Inc.’s Form 10-Q filed for the quarter ended June 30, 1997 (File No. 1-12749) and is incorporated herein by reference.

10.2	Management Agreement among Hartford Life Insurance Company, certain of its affiliates and Hartford Investment Services, Inc. was filed as Exhibit 10.4 to Hartford Life, Inc.’s Form 10-Q filed for the quarter ended June 30, 1997 (File No. 1-12749) and is incorporated herein by reference.

10.3	Management Agreement between Hartford Life Insurance Company and The Hartford Investment Management Company was filed as Exhibit 10.3 to Hartford Life, Inc.’s Form 10-Q filed for the quarter ended June 30, 1997 (File No. 1-12749) and is incorporated herein by reference.

II-2