Form 10-Q
period 2002-03-31
HARTFORD LIFE INSURANCE CO
filed 2002-05-15
CIK 45947

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


      (Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For The Quarterly Period Ended March 31, 2002

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

      As of May 15, 2002 there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant, all of which were directly owned by Hartford Life and Accident Insurance Company.

      The registrant meets the conditions set forth in General Instruction H (1)
      (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                                      INDEX




                     PART I.  FINANCIAL INFORMATION

                     ITEM 1.  FINANCIAL STATEMENTS                                                                  PAGE
                                                                                                                    ----

                     Consolidated Statements of Income - Three Months
                     Ended March 31, 2002 and 2001                                                                    3

                     Consolidated Balance Sheets - March 31, 2002 and
                     December 31, 2001                                                                                4

                     Consolidated Statements of Changes in Stockholder's Equity -
                     Three Months Ended March 31, 2002 and 2001                                                       5

                     Consolidated Statements of Cash Flows - Three Months Ended
                     March 31, 2002 and 2001                                                                          6

                     Notes to Consolidated Financial Statements                                                       7

                     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS                                                             11


                     PART II.  OTHER INFORMATION

                     ITEM 1.  LEGAL PROCEEDINGS                                                                      15

                     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                       15

                     Signature                                                                                       16

                          PART I. FINANCIAL INFORMATION

      ITEM 1.   FINANCIAL STATEMENTS


                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                     THREE MONTHS
                                                                                         ENDED
                                                                                        MARCH 31,
                                                                                    -----------------
   (In millions) (Unaudited)                                                        2002         2001
------------------------------------------------------------------------------------------------------
REVENUES
Fee income                                                                          $ 531        $ 500
Earned premiums and other                                                              20           22
Net investment income                                                                 379          357
Net realized capital losses                                                           (17)          --
------------------------------------------------------------------------------------------------------
        TOTAL REVENUES                                                                913          879


BENEFITS, CLAIMS AND EXPENSES
Benefits and claims                                                                   422          390
Insurance expenses and other                                                          177          146
Amortization of deferred policy acquisition costs and present value of future
profits                                                                               131          137
Dividends to policyholders                                                              6           12
------------------------------------------------------------------------------------------------------
        TOTAL BENEFITS, CLAIMS AND EXPENSES                                           736          685
        ----------------------------------------------------------------------------------------------


        INCOME BEFORE INCOME TAX EXPENSE AND CUMULATIVE EFFECT OF ACCOUNTING
        CHANGE                                                                        177          194
Income tax expense                                                                     45           56
------------------------------------------------------------------------------------------------------
        INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING
        CHANGE                                                                        132          138
Cumulative effect of accounting change, net of tax                                     --           (3)
------------------------------------------------------------------------------------------------------

        NET INCOME                                                                  $ 132        $ 135
------------------------------------------------------------------------------------------------------






                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                MARCH 31,        DECEMBER 31,
(In millions, except for share data)                                              2002              2001
-------------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)
ASSETS
   Investments
   Fixed maturities, available for sale, at fair value (amortized cost of
    $19,438 and $18,933)                                                         $  19,427        $  19,142
   Equity securities, at fair value                                                    66               64
   Policy loans, at outstanding balance                                             3,249            3,278
   Other investments                                                                1,159            1,136
-------------------------------------------------------------------------------------------------------------
       Total investments                                                           23,901           23,620
   Cash                                                                                59               87
   Premiums receivable and agents' balances                                            13               10
   Reinsurance recoverables                                                         1,354            1,215
   Deferred policy acquisition costs and present value of future profits            5,447            5,338
   Deferred income tax                                                                (11)             (11)
   Goodwill                                                                           189              189
   Other assets                                                                       819              724
   Separate account assets                                                        117,040          114,261
-------------------------------------------------------------------------------------------------------------
         TOTAL ASSETS                                                           $ 148,811        $ 145,433
        -----------------------------------------------------------------------------------------------------

LIABILITIES
   Future policy benefits                                                       $   6,313        $   6,050
   Other policyholder funds                                                        18,803           18,412
   Other liabilities                                                                1,921            1,952
   Separate account liabilities                                                   117,040          114,261
-------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES                                                        144,077          140,675
        -----------------------------------------------------------------------------------------------------


STOCKHOLDER'S EQUITY
   Common stock - 1,000 shares authorized, issued and outstanding,
        par value $5,690                                                                6                6
   Capital surplus                                                                  1,806            1,806
   Accumulated other comprehensive income                                              19              175
   Retained earnings                                                                2,903            2,771
-------------------------------------------------------------------------------------------------------------
         TOTAL STOCKHOLDER'S EQUITY                                                 4,734            4,758
        -----------------------------------------------------------------------------------------------------
               TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                       $ 148,811        $ 145,433
        -----------------------------------------------------------------------------------------------------




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY


THREE MONTHS ENDED MARCH 31, 2002

                                                                                       ACCUMULATED OTHER
                                                                                  COMPREHENSIVE INCOME (LOSS)
                                                                       -----------------------------------------------
                                                                                          NET GAIN ON
                                                                       UNREALIZED GAIN     CASH FLOW
                                                                        ON SECURITIES,      HEDGING         CUMULATIVE
                                               COMMON       CAPITAL       NET OF TAX      INSTRUMENTS,      TRANSLATION
   (In millions) (Unaudited)                    STOCK       SURPLUS                        NET OF TAX       ADJUSTMENTS
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                      $   6       $ 1,806       $   114           $   63             $  (2)
Comprehensive income
Net income
Other comprehensive income, net of tax (1)
  Unrealized loss on securities (3)                                          (140)
  Net loss on cash flow hedging
  instruments                                                                                  (15)
  Cumulative translation adjustments                                                                              (1)
Total other comprehensive income
    Total comprehensive income
Capital contribution from parent
--------------------------------------------------------------------------------------------------------------------
    BALANCE, MARCH 31, 2002                     $   6       $ 1,806       $   (26)          $   48             $  (3)
--------------------------------------------------------------------------------------------------------------------


                                                                     TOTAL
                                                 RETAINED        STOCKHOLDER'S
   (In millions) (Unaudited)                      EARNINGS           EQUITY
------------------------------------------------------------------------------
Balance, December 31, 2001                  $     2,771      $      4,758
Comprehensive income
Net income                                         132                 132
                                                             -------------
Other comprehensive income, net of tax (1)
  Unrealized loss on securities (3)                                   (140)
  Net loss on cash flow hedging
  instruments                                                         (15)
  Cumulative translation adjustments                                    (1)
                                                             -------------
Total other comprehensive income                                      (156)
                                                             -------------
    Total comprehensive income                                        (24)
                                                             -------------
Capital contribution from parent
------------------------------------------------------------------------------
    BALANCE, MARCH 31, 2002                 $     2,903      $       4,734
------------------------------------------------------------------------------

THREE MONTHS ENDED MARCH 31, 2001

                                                                                               ACCUMULATED OTHER
                                                                                          COMPREHENSIVE INCOME (LOSS)
                                                                                          ---------------------------
                                                                                        UNREALIZED          NET GAIN ON
                                                                                     GAIN ON SECURITIES,      CASH FLOW
                                                        COMMON          CAPITAL           NET OF              HEDGING
  (In millions) (Unaudited)                               STOCK          SURPLUS           TAX               INSTRUMENTS
  -------------------------------------------------------------------------------------------------------------------------
  Balance, December 31, 2000                          $       6       $     1,045   $          16           $       -
  Comprehensive income
  Net income
  Other comprehensive income , net of tax (1)
    Cumulative effect of accounting change(2)                                                 (18)                 21
    Unrealized gain on securities (3)                                                         106
    Net gain on cash flow hedging instruments                                                                      20
  Total other comprehensive income
    Total comprehensive income
 Capital contribution from parent                                             761
-------------------------------------------------------------------------------------------------------------------------
    BALANCE, MARCH 31, 2001                           $       6       $    1,806    $         104                  41
-------------------------------------------------------------------------------------------------------------------------

                                                                    TOTAL
                                                  RETAINED      STOCKHOLDER'S
  (In millions) (Unaudited)                       EARNINGS          EQUITY
-----------------------------------------------------------------------------
 Balance, December 31, 2000                    $   2,125      $    3,192
 Comprehensive income
 Net income                                          135             135
                                                              ----------
 Other comprehensive income , net of tax (1)
   Cumulative effect of accounting change(2)                           3
   Unrealized gain on securities (3)                                 106
   Net gain on cash flow hedging instruments                          20
                                                              ----------
 Total other comprehensive income                                    129
                                                              ----------
   Total comprehensive income                                        264
                                                              ----------
Capital contribution from parent                                     761
-----------------------------------------------------------------------------
   BALANCE, MARCH 31, 2001                     $   2,260      $    4,217
-----------------------------------------------------------------------------


(1) Unrealized (loss) gain on securities is reflected net of tax (benefit) provision of $(75) and $57 for the three months ended March 31, 2002 and 2001, respectively. Cumulative effect of accounting change is net of tax benefit of $2 for the first quarter ended March 31, 2001. Net
         (loss) gain on cash flow hedging instruments is net of tax (benefit) provision of $(8) and $11 for the three months ended March 31, 2002 and 2001, respectively.

(2) Unrealized gain on securities, net of tax, includes cumulative effect of accounting change of $(3) to net income and $21 to net gain on cash flow hedging instruments.

(3) There were reclassification adjustments for after-tax losses realized in net income of $11 for the three months ended March 31, 2002. There were no reclassification adjustments for after-tax gains (losses) realized in net income for the three months ended March 31, 2001.

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 THREE MONTHS ENDED
                                                                                                       MARCH 31,
                                                                                               ------------------------
(In millions) (Unaudited)                                                                         2002           2001
-----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income                                                                                  $   132        $   135
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
   Net realized capital losses                                                                      17             --
   Cumulative effect of change in accounting, net of tax                                            --              3
   Amortization of deferred policy acquisition costs and present value of future profits
                                                                                                   130            137
   Additions to deferred policy acquisition costs and present value of future profits             (240)          (239)
   Depreciation and amortization                                                                    --             (9)
   Increase in premiums receivable and agents' balances                                             (3)            --
   Decrease in other liabilities                                                                   (19)          (189)
   Change in receivables, payables and accruals                                                    (70)           (25)
   Decrease in accrued tax                                                                         (31)           (96)
   Decrease in deferred income tax                                                                  81            108
   Increase in future policy benefits                                                              263            261
   (Increase) decrease in reinsurance recoverables                                                (103)            10
   Other, net                                                                                      (38)           (49)
-----------------------------------------------------------------------------------------------------------------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                                                   119             47
-----------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
   Purchases of investments                                                                     (2,316)        (2,587)
   Sales of investments                                                                          1,466            882
   Maturities and principal paydowns of fixed maturity investments                                 338            428
   Capital expenditures and other                                                                    2             (1)
-----------------------------------------------------------------------------------------------------------------------
       NET CASH USED FOR INVESTING ACTIVITIES                                                     (510)        (1,278)
-----------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Capital contribution from parent                                                                 --            761
   Net disbursements for investment and universal life-type
      contracts charged against  policyholder accounts                                             364            482
-----------------------------------------------------------------------------------------------------------------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                                                   364          1,243
-----------------------------------------------------------------------------------------------------------------------
   Net (decrease) increase in cash                                                                 (27)            12
   Impact of foreign exchange                                                                       (1)            --
-----------------------------------------------------------------------------------------------------------------------
   Cash - beginning of period                                                                       87             56
-----------------------------------------------------------------------------------------------------------------------
       CASH - END OF PERIOD                                                                    $    59        $    68
-----------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
NET CASH (RECEIVED) PAID DURING THE PERIOD FOR
Income taxes                                                                                   $    --        $    --



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (DOLLAR AMOUNTS IN MILLIONS, UNLESS OTHERWISE STATED)
                                   (UNAUDITED)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

(a) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hartford Life Insurance Company and subsidiaries ("Hartford Life Insurance Company" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures which are normally included in financial statements prepared on the basis of accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, these statements include all adjustments which were normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. For a description of significant accounting policies, see
Note 2 of Notes to Consolidated Financial Statements in Hartford Life Insurance Company's 2001 Form 10-K Annual Report.

Certain reclassifications have been made to prior year financial information to conform to the current year classification of transactions and accounts.

 (b) ADOPTION OF NEW ACCOUNTING STANDARDS

In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 establishes an accounting model for long-lived assets to be disposed of by sale that applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. Adoption of SFAS No. 144 did not have a material impact on the Company's financial condition or results of operations.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations requiring all business combinations to be accounted for under the purchase method. Accordingly, net assets acquired are recorded at fair value with any excess of cost over net assets assigned to goodwill.

SFAS No. 141 also requires that certain intangible assets acquired in a business combination be recognized apart from goodwill. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method of accounting for those transactions is prohibited. Adoption of SFAS No. 141 did not have a material impact on the Company's financial condition or results of operations.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, amortization of goodwill is precluded; however, its fair value is periodically (at least annually) reviewed and tested for impairment.

Goodwill must be tested for impairment in the year of adoption, including an initial test performed within six months of adoption. If the initial test indicates a potential impairment, then a more detailed analysis to determine the extent of impairment must be completed within twelve months of adoption.

SFAS No. 142 requires that useful lives for intangibles other than goodwill be reassessed and remaining amortization periods be adjusted accordingly.

The Company is in the process of testing its goodwill asset for recoverability. Adoption of all other provisions of SFAS No. 142 did not have a material impact on the Company's financial condition or results of operations. (For further discussion of the impact of SFAS No. 142, see Note 2.)


2.  GOODWILL

Effective January 1, 2002, the Company adopted SFAS No. 142 and accordingly ceased all amortization.

The following table shows net income for the quarter ended March 31, 2001 adjusted for goodwill amortization occurring in that quarter.

                                                                    FIRST QUARTER ENDED
                                                                          MARCH 31,
                                                                    -------------------
NET INCOME                                                            2002        2001
--------------------------------------------------------------------------------------
Income before cumulative effect of accounting changes                $ 132       $ 138
Goodwill amortization, net of tax                                       --           1
--------------------------------------------------------------------------------------
Adjusted income before cumulative effect of accounting changes         132         139
Cumulative effect of accounting changes                                 --          (3)
--------------------------------------------------------------------------------------
Adjusted net income                                                  $ 132       $ 136
--------------------------------------------------------------------------------------

The following table shows the Company's intangible assets that continue to be subject to amortization and aggregate amortization expense. Except for goodwill, the Company has no intangible assets that are not subject to amortization.

                                                             AS OF MARCH 31, 2002
                                                            GROSS
                                                          CARRYING    ACCUMULATED
AMORTIZED INTANGIBLE ASSETS                                AMOUNT    AMORTIZATION
--------------------------------------------------------------------------------------
Present value of future profits                              $560        $45
Total                                                        $560        $45
--------------------------------------------------------------------------------------

Amortization expense for the quarter ended March 31, 2002 was $8.

Estimated future amortization expense is as follows:

For the year ended December 31,

            2002                           $44
            2003                           $41
            2004                           $39
            2005                           $36
            2006                           $34


The carrying amount of goodwill as of March 31, 2002 and December 31, 2001, respectively is $189. The Company is in the process of completing its allocation of goodwill to the reporting segment and unit levels.


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

For a detailed discussion of the Company's use of derivative instruments, see
Note 2(e) of Notes to Consolidated Financial Statements included in the Company's December 31, 2001 Form 10-K.

As of March 31, 2002, the Company reported $82 of derivative assets in other invested assets and $66 of derivative liabilities in other liabilities.

Cash-Flow Hedges

For the quarter ended March 31, 2002, the Company's gross gains and losses representing the total ineffectiveness of all cash-flow hedges essentially offset, with the net impact reported as realized capital gains or losses. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness.

Gains and losses on derivative contracts that are reclassified from OCI to current period earnings are included in the line item in the statement of income in which the hedged item is recorded. As of March 31, 2002, approximately $3 of after-tax deferred net gains on derivative instruments accumulated in OCI are expected to be reclassified to earnings during the next twelve months. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains/losses as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is twelve months. As of March 31, 2002, the Company held approximately $2.3 billion in derivative notional value related to strategies categorized as cash-flow hedges. There were no reclassifications from OCI to earnings resulting from the discontinuance of cash-flow hedges during the quarter ended March 31, 2002.

Fair-Value Hedges

For the quarter ended March 31, 2002, the Company's gross gains and losses representing the total ineffectiveness of all fair-value hedges essentially offset, with the net impact reported as realized capital gains or losses. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness. As of March 31, 2002, the Company held approximately $191 in derivative notional value related to strategies categorized as fair-value hedges.

Other Risk Management Activities

In general, the Company's other risk management activities relate to strategies used to meet the previously mentioned Company-approved objectives. Swap agreements, interest rate cap and floor agreements and option contracts are used to meet these objectives. Changes in the value of all derivatives held for other risk management purposes are reported in current period earnings as realized capital gains or losses. As of March 31, 2002, the Company held approximately $2.9 billion in derivative notional value related to strategies categorized as Other Risk Management Activities.

4.         FORTIS ACQUISITION

On April 2, 2001, The Hartford Financial Services Group, Inc. ("The Hartford"), through Hartford Life, Inc. and its subsidiaries ("Hartford Life"), acquired the U.S. individual life insurance, annuity and mutual fund businesses of Fortis, Inc. (operating as Fortis Financial Group, or "Fortis") for $1.12 billion in cash. Hartford Life affected the acquisition through several reinsurance agreements with subsidiaries of Fortis and the purchase of 100% of the stock of Fortis Advisers, Inc. and Fortis Investors, Inc., wholly-owned subsidiaries of Fortis. The acquisition was recorded as a purchase transaction and as such, the revenues and expenses generated by this business from April 2, 2001 forward are included in the Company's Consolidated Statements of Income.


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

5.         COMMITMENTS AND CONTINGENT LIABILITIES

(a)        LITIGATION

Hartford Life Insurance Company is or may become involved in various legal actions, in the normal course of its business, in which claims for alleged economic and punitive damages have been or may be asserted. Some of the pending litigation has been filed as purported class actions and some actions have been filed in certain jurisdictions that permit punitive damage awards that are disproportionate to the actual damages incurred. Although there can be no assurances, at the present time, the Company does not anticipate that the ultimate liability arising from potential, pending or threatened legal actions, after consideration of provisions made for estimated losses and costs of defense, will have a material adverse effect on the financial condition or operating results of the Company.

On March 15, 2002, a jury in the U.S. District Court for the Eastern District of Missouri issued a verdict in Bancorp Services, LLC ("Bancorp") v. Hartford Life Insurance Company, et al. in favor of Bancorp in the amount of $118. The case involved claims of patent infringement, misappropriation of trade secrets, and breach of contract against the Company and its affiliate International Corporate Marketing Group, Inc. ("ICMG"). The judge dismissed the patent infringement claim on summary judgment. The jury's award was based on the last two claims.

Hartford Life Insurance Company and ICMG have moved the district court for, inter alia, judgment as a matter of law or a new trial, and intend to appeal the judgment if the district court does not set it aside or substantially reduce it. In either event, the Company's management, based on the opinion of its legal advisers, believes that there is a substantial likelihood that the jury award will not survive at its current amount. Based on the advice of legal counsel regarding the potential outcome of this litigation, the Company recorded an $11 after-tax charge in the first quarter of 2002 to increase litigation reserves associated with this matter. Should Hartford Life Insurance Company and ICMG not succeed in eliminating or reducing the judgment, a significant additional expense would be recorded in the future related to this matter.

6.         SEGMENT INFORMATION

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

The accounting policies of the reportable operating segments are the same as those described in the summary of significant accounting policies in Note 2 of Notes to Consolidated Financial Statements in Hartford Life Insurance Company's 2001 Form 10-K Annual Report. Hartford Life Insurance Company evaluates performance of its segments based on revenues, net income and the segment's return on allocated capital. The Company charges direct operating expenses to the appropriate segment and allocates the majority of indirect expenses to the segments based on an intercompany expense arrangement. Intersegment revenues are not significant and primarily occur between corporate and the operating segments. These amounts include interest income on allocated surplus and the allocation of net realized capital gains and losses through net investment income utilizing the duration of the segment's investment portfolios. The following tables present summarized financial information concerning the Company's segments.

THREE MONTHS ENDED    Investment   Individual
MARCH 31, 2002         Products      Life       COLI       Other       Total
----------------------------------------------------------------------------
Total revenues          $537          $207       $159       $ 10       $913
Net income                93            30         --          9        132
----------------------------------------------------------------------------


THREE MONTHS ENDED   Investment    Individual
MARCH 31, 2001        Products       Life        COLI      Other      Total
---------------------------------------------------------------------------
Total revenues          $516          $139       $184       $ 40       $879
Net income                93            17          9         16        135
---------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in millions, unless otherwise stated)

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the financial condition of Hartford Life Insurance Company and its subsidiaries ("Hartford Life Insurance Company" or the "Company") as of March 31, 2002, compared with December 31, 2001, and its results of operations for the three months ended March 31, 2002 compared with the equivalent period in 2001. This discussion should be read in conjunction with the MD&A included in the Company's 2001 Form 10-K Annual Report.

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

INDEX

Consolidated Results of Operations                              11
Investment Products                                             12
Individual Life                                                 13
Corporate Owned Life Insurance (COLI)                           13

Investments                                                     13
Regulatory Initiatives and Contingencies                        14
Accounting Standards                                            15

CONSOLIDATED RESULTS OF OPERATIONS


OPERATING SUMMARY                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                            -------------------
                                                                              2002         2001
-----------------------------------------------------------------------------------------------
Revenues                                                                     $ 913        $ 879
Expenses                                                                       781          741
Cumulative effect of accounting changes, net of tax [1]                         --           (3)
-----------------------------------------------------------------------------------------------
   NET INCOME                                                                  132          135
-----------------------------------------------------------------------------------------------
        Less:  Cumulative effect of accounting changes, net of tax [1]          --           (3)
-----------------------------------------------------------------------------------------------
        Net realized capital losses, after-tax                                 (11)          --
-----------------------------------------------------------------------------------------------
   OPERATING INCOME                                                          $ 143        $ 138
-----------------------------------------------------------------------------------------------


(1) For the quarter ended March 31, 2001 represents the cumulative impact of the Company's adoption of SFAS No. 133, as amended by SFAS Nos. 137 and 138.

Hartford Life Insurance Company has the following reportable segments:
Investment Products, Individual Life and Corporate Owned Life Insurance (COLI). The Company reports in "Other" corporate items not directly allocable to any of its segments, principally interest expense, as well as certain group benefits operations, including group life and group disability insurance that is directly written by the Company and is substantially ceded to its parent, Hartford Life and Accident Insurance Company (HLA).

On April 2, 2001, The Hartford Financial Services Group, Inc. ("The Hartford"), through Hartford Life, Inc. and its subsidiaries ("Hartford Life"), acquired the U.S. individual life insurance, annuity and mutual fund businesses of Fortis, Inc. (operating as Fortis Financial Group, or "Fortis").

Revenues increased $34, or 4%, as the Company recorded growth across two of its operating segments, particularly the Individual Life segment where revenues grew $68, or 49% to $207 for the three months ended March 31, 2002, primarily due to the acquisition of Fortis. Revenue in the Investment Products segment grew $21, or 4% to $537 for the three months ended March 31, 2002. The increase was primarily attributable to increased asset levels related to institutional investment products. The increases in revenue were partially offset by a decrease in COLI revenue of $25, or 13% as compared to the three months ended March 31, 2001 primarily as the result of decreased net investment income as leveraged COLI account values declined $702, or 14% as compared to a year ago.

Expenses increased $40, or 5% directly related to the revenue growth described above. Expenses for the three months ended March 31, 2002 include $11, after-tax, of accrued expenses recorded in connection with the litigation associated with Bancorp Services, LLC ("Bancorp") within the COLI segment. The litigation expense accrual was partially offset by an after-tax benefit of $3, recorded within Other, associated with favorable development related to the Company's estimated September 11 exposure.

Operating income increased $5, or 4% due to earnings growth in Individual Life whose earnings increased $13, or 76% to $30 for the three months ended March 31, 2002. The increase in net income in the Individual Life segment was primarily the result of the Fortis acquisition and was partially offset by unfavorable mortality experience in the first quarter 2002 as well as decreased net income in the COLI segment. COLI net income decreased $9, or 100%, primarily due to the $11 after-tax expense related to the Bancorp litigation. As mentioned above, net income was positively impacted by a $3 benefit related to favorable development on the Company's estimated September 11 exposure.


SEGMENT RESULTS

Below is a summary of net income by segment.

                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                            -----------------
                                                            2002        2001
----------------------------------------------------------------------------
Investment Products                                         $ 93       $ 93
Individual Life                                               30         17
Corporate Owned Life Insurance (COLI)                         --          9
Other (1)                                                      9         16
----------------------------------------------------------------------------
    NET INCOME                                              $132       $135
----------------------------------------------------------------------------


(1) First quarter ended March 31, 2001, includes a $3 cumulative effect of accounting change charge related to the Company's adoption of SFAS No. 133

The sections that follow analyze each segment's results.

INVESTMENT PRODUCTS

                                                                THREE MONTHS ENDED
                                                                   MARCH 31,
                                                               ------------------
                                                                2002       2001
---------------------------------------------------------------------------------
Revenues                                                        $537       $516
Expenses                                                         444        423
---------------------------------------------------------------------------------
   NET INCOME                                                   $ 93       $ 93
---------------------------------------------------------------------------------


Revenues in the Investment Products segment increased $21, or 4% primarily due to higher net investment income in both the individual annuity and other investment products businesses. Individual annuity net investment income increased $15, or 34% to $59 for the three months ended March 31, 2002 as related general account values increased $1.5 billion, or 37% to $5.5 billion as of March 31, 2002. Net investment income related to other investment products increased $25, or 16% to $180 for the three months ended March 31, 2002 primarily related to the institutional businesses where related account values increased $1.5 billion, or 19% to $9.3 billion as of March 31, 2002. Partially offsetting these increases was a $12, or 4% decrease in fee income related to individual annuity resulting in fee income of $283 for the three months ended March 31, 2002. This decline is primarily related to the lower equity markets during the first quarter 2002 as compared to the comparable prior year period.

Expenses increased $21, or 5% primarily driven by increases in benefits, claims and claim adjustment expenses related to both individual annuity and other investment products. The increase in individual annuity was driven by higher death benefits expenses and interest credited to policyholders, which was directly related to the growth in general account business. Additionally, other investment products experienced an increase in the interest credited to policyholders due to the growth in the institutional investment business.

Net income for the three months ended March 31, 2002 was consistent with the prior year as the increase in revenues and resulting contribution to net income from other investment products was offset by individual annuity, which experienced a slight decrease in revenues and an increase in benefits, claims and claim adjustment expenses as compared to prior year.

INDIVIDUAL LIFE

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 30,
                                                                            ------------------------------------
                                                                            2002                            2001
----------------------------------------------------------------------------------------------------------------
Revenues                                                                    $207                            $139
Expenses                                                                     177                             122
----------------------------------------------------------------------------------------------------------------
   NET INCOME                                                               $ 30                            $ 17
----------------------------------------------------------------------------------------------------------------



Revenues in the Individual Life segment increased $68, or 49%, resulting primarily from higher fee and investment income due to the acquisition of Fortis. Fee income was $149 and $100 for the three months ended March 31, 2002 and 2001 respectively, an increase of $49, or 49%, driven principally by growth in the variable life business. Additionally, net investment income on general account business (universal life, interest sensitive whole life and term life) increased $18, or 49%, consistent with the growth in related account values.

Expenses increased $55, or 45%, principally due to increases in benefits, claims and claim adjustment expenses and operating expenses. Although the increase in these expenses was primarily driven by the growth in the business resulting from the Fortis acquisition, mortality experience (expressed as death claims as a percentage of net amount at risk) for the first quarter of 2002 was higher than the comparable prior year period as a result of a higher than expected occurrence of large claims.

Net income increased $13, or 76%, as the contribution to earnings from the Fortis acquisition more than offset the unfavorable mortality experience.


CORPORATE OWNED LIFE INSURANCE (COLI)

                                                                                                    THREE MONTHS ENDED
                                                                                                         MARCH 31,
                                                                                                -------------------------
                                                                                                2002                 2001
-------------------------------------------------------------------------------------------------------------------------
Revenues                                                                                        $159                 $184
Expenses                                                                                         159                  175
-------------------------------------------------------------------------------------------------------------------------
   NET INCOME                                                                                   $ --                 $  9
-------------------------------------------------------------------------------------------------------------------------


COLI revenues decreased $25, or 13%, mostly due to lower net investment and fee income. Net investment income was $75 and $94 for the three months ended March 31, 2002 and 2001 respectively, a $19, or 20% decrease. The decrease was primarily related to the decline in leveraged COLI account values, which decreased $702, or 14%.

Expenses decreased $16, or 9%, consistent with the decrease in revenues described above. However, the decrease was partially offset by $11, after-tax, in expenses accrued in connection with litigation costs related to the Bancorp dispute. Net income decreased $9, or 100%, primarily related to amounts accrued in connection with the Bancorp litigation.


INVESTMENTS

Invested assets, excluding separate account assets, totaled $23.9 billion as of March 31, 2002 and were comprised of $19.4 billion of fixed maturities, $3.2 billion of policy loans, equity securities of $66 and other investments of $1.2 billion. As of December 31, 2001, general account invested assets totaled $23.6 billion and were comprised of $19.1 billion of fixed maturities, $3.3 billion of policy loans, equity securities of $64 and other investments of $1.1 billion. Policy loans are secured by the cash value of the underlying life policy and do not mature in a conventional sense, but expire in conjunction with the related policy liabilities.

Invested assets increased by $281. The increase was primarily due to an increase in fixed maturities as a result of increased operating cash flow.

                                                                        MARCH 31, 2002                       DECEMBER 31, 2001
                                                                     ---------------------------------------------------------------
FIXED MATURITIES BY TYPE                                             FAIR VALUE          PERCENT         FAIR VALUE          PERCENT
------------------------------------------------------------------------------------------------------------------------------------
Corporate                                                             $10,545             54.3%            $10,443             54.5%
Asset backed securities                                                 3,204             16.5%              3,131             16.4%
Commercial mortgage backed securities                                   2,580             13.3%              2,534             13.2%
Mortgage backed securities - agency                                     1,005              5.2%                800              4.2%
Short-term                                                                952              4.9%              1,008              5.3%
Collateralized mortgage obligations                                       522              2.7%                591              3.1%
Government/Government agencies - Foreign                                  332              1.7%                327              1.7%
Government/Government agencies - U.S.                                     240              1.2%                260              1.4%
Municipal - taxable                                                        45              0.2%                 47              0.2%
Municipal - exempt                                                          1               --                  --               --
Redeemable preferred stock                                                  1               --                   1               --
-----------------------------------------------------------------------------------------------------------------------------------
     TOTAL FIXED MATURITIES                                           $19,427            100.0             $19,142            100.0%
-----------------------------------------------------------------------------------------------------------------------------------



INVESTMENT RESULTS

The table below summarizes the Company's investment results.

                                                                                                          THREE MONTHS ENDED
                                                                                                             MARCH 31,
                                                                                                     ------------------------------
(Before-tax)                                                                                          2002                     2001
-----------------------------------------------------------------------------------------------------------------------------------
Net investment income - excluding policy loan income                                                 $ 312                    $ 280
Policy loan income                                                                                      67                       77
-----------------------------------------------------------------------------------------------------------------------------------
Net investment income - total                                                                        $ 379                    $ 357
-----------------------------------------------------------------------------------------------------------------------------------
Yield on average invested assets (1)                                                                   6.4%                     7.4%
-----------------------------------------------------------------------------------------------------------------------------------
Net realized capital losses                                                                          $ (17)                   $  --
-----------------------------------------------------------------------------------------------------------------------------------




(1) Represents annualized net investment income (excluding net realized capital gains or losses) divided by average invested assets at cost (fixed maturities at amortized cost).

For the first quarter ended March 31, 2002, net investment income, excluding policy loans, increased $32 or 11% compared to the same period in 2001. The increase was primarily due to income earned on a higher invested asset base. Invested assets increased 18% from March 31, 2001. Yield on average invested assets decreased as a result of lower yields on new investment purchases and lower policy loan income in the quarter ended March 31, 2002.

Net realized capital losses for the first quarter ended March 31, 2002, increased by $17 compared to the same period in 2001. Included in 2002 net realized capital losses were write-downs for other than temporary impairments on fixed maturities of $14.


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

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Hartford Life Insurance Company is or may become involved in various legal actions, some of which involve claims for substantial amounts. In the opinion of management, the ultimate liability, if any, with respect to such actual and potential lawsuits, after consideration of provisions made for potential losses and costs of defense, is not expected to be material to the consolidated financial condition, results of operations or cash flows of the Company.

On March 15, 2002, a jury in the U.S. District Court for the Eastern District of Missouri issued a verdict in Bancorp Services, LLC ("Bancorp") v. Hartford Life Insurance Company, et al. in favor of Bancorp in the amount of $118. The case involved claims of patent infringement, misappropriation of trade secrets, and breach of contract against the Company and its affiliate International Corporate Marketing Group, Inc. ("ICMG"). The judge dismissed the patent infringement claim on summary judgment. The jury's award was based on the last two claims.

Hartford Life Insurance Company and ICMG have moved the district court for, inter alia, judgment as a matter of law or a new trial, and intend to appeal the judgment if the district court does not set it aside or substantially reduce it. In either event, the Company's management, based on the opinion of its legal advisers, believes that there is a substantial likelihood that the jury award will not survive at its current amount. Based on the advice of legal counsel regarding the potential outcome of this litigation, the Company recorded an $11 after-tax charge in the first quarter of 2002 to increase litigation reserves associated with this matter. Should Hartford Life Insurance Company and ICMG not succeed in eliminating or reducing the judgment, a significant additional expense would be recorded in the future related to this matter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - None.

(b) Reports on Form 8-K:

The Company filed a Form 8-K Current Report on March 20, 2002, Item 5, Other Events, to report a verdict by a jury in the U.S. District Court for the Eastern District of Missouri in Bancorp Services, LLC v. Hartford Life Insurance Company, et al in favor of Bancorp.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    HARTFORD LIFE INSURANCE COMPANY




                                    /s/  Mary Jane B. Fortin
                                    -------------------------------------------
                                    Mary Jane B. Fortin
                                    Senior Vice President and Chief Accounting
                                    Officer





MAY 15, 2002