Form 10-Q
period 2002-06-30
HARTFORD LIFE INSURANCE CO
filed 2002-08-13
CIK 45947

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2002

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

   Yes [X] No [ ]

As of August 13, 2002 there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant, all of which were directly owned by Hartford Life and Accident Insurance Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

================================================================================

                                      INDEX



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                              PAGE
                                                                           ----
Independent Accountants' Review Report                                       3

Consolidated Statements of Income - Second Quarter and Six Months
Ended June 30, 2002 and 2001                                                 4

Consolidated Balance Sheets - June 30, 2002 and
December 31, 2001                                                            5

Consolidated Statements of Changes in Stockholder's Equity -
Six Months Ended June 30, 2002 and 2001                                      6

Consolidated Statements of Cash Flows - Six Months Ended
June 30, 2002 and 2001                                                       7

Notes to Consolidated Financial Statements                                   8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                         13


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                  19

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   19

Signature                                                                   20

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Stockholder
Hartford Life Insurance Company
Hartford, CT

We have reviewed the accompanying consolidated balance sheet of Hartford Life Insurance Company and subsidiaries (the "Company") as of June 30, 2002, and the related consolidated statements of income for the three-month and six-month periods then ended, and changes in stockholder's equity, and cash flows for the six months then ended. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial information as of December 31, 2001, and for the three-month and six-month periods ended June 30, 2001, were not audited or reviewed by us and, accordingly, we do not express an opinion or any other form of assurance on them.

Deloitte & Touche LLP
Hartford, CT
August 12, 2002

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                            SECOND QUARTER                  SIX MONTHS
                                                                 ENDED                         ENDED
                                                                JUNE 30,                      JUNE 30,
                                                                --------                      --------
(In millions) (Unaudited)                                 2002           2001           2002           2001
                                                        --------       --------       --------       --------
REVENUES
Fee income                                              $    536       $    558       $  1,067       $  1,058
Earned premiums and other                                     18             23             38             45
Net investment income                                        381            372            760            729
Net realized capital losses                                 (121)           (22)          (138)           (22)
                                                        --------       --------       --------       --------
       TOTAL REVENUES                                        814            931          1,727          1,810
                                                        --------       --------       --------       --------

BENEFITS, CLAIMS AND EXPENSES
Benefits and claims                                          437            441            859            831
Insurance expenses and other                                 157            153            334            299
Amortization of deferred policy acquisition
  costs and present value of future profits                  146            146            277            283
Dividends to policyholders                                    16              3             22             15
Goodwill amortization                                         --              3             --              3
                                                        --------       --------       --------       --------
       TOTAL BENEFITS, CLAIMS AND EXPENSES                   756            746          1,492          1,431
                                                        --------       --------       --------       --------
       INCOME BEFORE INCOME TAX EXPENSE AND
         CUMULATIVE EFFECT OF ACCOUNTING CHANGE               58            185            235            379
Income tax expense                                             1             53             46            109
                                                        --------       --------       --------       --------
       INCOME BEFORE CUMULATIVE EFFECT OF
         ACCOUNTING CHANGE                                    57            132            189            270
Cumulative effect of accounting change, net of tax            --             (3)            --             (6)
                                                        --------       --------       --------       --------
       NET INCOME                                       $     57       $    129       $    189       $    264
                                                        ========       ========       ========       ========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                              JUNE 30,       DECEMBER 31,
(In millions, except for share data)                            2002             2001
                                                             ----------       ----------
                                                             (Unaudited)
ASSETS
   Investments
   Fixed maturities, available for sale, at
    fair value (amortized cost of
    $20,913 and $18,933)                                     $   21,242       $   19,142
   Equity securities, at fair value                                  62               64
   Policy loans, at outstanding balance                           3,165            3,278
   Other investments                                              1,025            1,136
                                                             ----------       ----------
      Total investments                                          25,494           23,620
   Cash                                                              50               87
   Premiums receivable and agents' balances                          13               10
   Reinsurance recoverables                                       1,385            1,215
   Deferred policy acquisition costs and present
    value of future profits                                       5,537            5,338
   Deferred income tax                                             (162)             (11)
   Goodwill                                                         189              189
   Other assets                                                     798              724
   Separate account assets                                      109,333          114,261
                                                             ----------       ----------
        TOTAL ASSETS                                         $  142,637       $  145,433
                                                             ==========       ==========

LIABILITIES
   Future policy benefits                                    $    6,424       $    6,050
   Other policyholder funds                                      19,617           18,412
   Other liabilities                                              2,240            1,952
   Separate account liabilities                                 109,333          114,261
                                                             ----------       ----------
        TOTAL LIABILITIES                                       137,614          140,675
                                                             ==========       ==========

STOCKHOLDER'S EQUITY
   Common stock - 1,000 shares authorized, issued
     and outstanding, par value $5,690                                6                6
   Capital surplus                                                1,806            1,806
   Accumulated other comprehensive income                           251              175
   Retained earnings                                              2,960            2,771
                                                             ----------       ----------
        TOTAL STOCKHOLDER'S EQUITY                                5,023            4,758
                                                             ==========       ==========
             TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY      $  142,637       $  145,433
                                                             ==========       ==========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY


SIX MONTHS ENDED JUNE 30, 2002

                                                                        ACCUMULATED OTHER
                                                                    COMPREHENSIVE INCOME (LOSS)
                                                                    ---------------------------
                                                                            NET GAIN ON
                                                              UNREALIZED     CASH FLOW
                                                               GAIN ON        HEDGING     CUMULATIVE                     TOTAL
                                        COMMON     CAPITAL   SECURITIES,    INSTRUMENTS,  TRANSLATION    RETAINED     STOCKHOLDER'S
(In millions) (Unaudited)               STOCK      SURPLUS    NET OF TAX     NET OF TAX   ADJUSTMENTS    EARNINGS        EQUITY
-------------------------               -----      -------    ----------     ----------   -----------    --------        ------
Balance, December 31, 2001              $    6    $  1,806    $     114      $       63    $      (2)   $    2,771    $      4,758
Comprehensive income
Net income                                                                                                    189              189
                                                                                                                      ------------
Other comprehensive income,
 net of tax (1)
  Unrealized gain on securities (3)                                 70                                                          70
  Net gain on cash flow hedging
  Instruments                                                                        7                                           7
  Cumulative translation adjustments                                                              (1)                           (1)
                                                                                                                      ------------
Total other comprehensive income                                                                                                76
                                                                                                                      ------------
    Total comprehensive income                                                                                                 265
                                                                                                                      ------------
Capital contribution from parent                                                                                                --
                                        ======    ========    =========      ==========    =========    ==========    ============
    BALANCE, JUNE 30, 2002              $    6    $  1,806    $     184      $       70    $      (3)   $    2,960    $      5,023
                                        ======    ========    =========      ==========    =========    ==========    ============


SIX MONTHS ENDED JUNE 30, 2001

                                                                  ACCUMULATED OTHER
                                                             COMPREHENSIVE INCOME (LOSS)
                                                             ---------------------------
                                                              UNREALIZED     NET GAIN ON
                                                               GAIN ON        CASH FLOW                    TOTAL
                                        COMMON     CAPITAL   SECURITIES,      HEDGING      RETAINED     STOCKHOLDER'S
(In millions) (Unaudited)                STOCK     SURPLUS    NET OF TAX     INSTRUMENTS   EARNINGS        EQUITY
-------------------------                -----     -------    ----------     -----------   --------        ------
Balance, December 31, 2000              $    6    $  1,045    $      16      $       --    $   2,125    $      3,192
Comprehensive income
Net income                                                                                       264             264
                                                                                                        ------------
Other comprehensive income,
 net of tax (1)
  Cumulative effect of accounting
    change(2)                                                       (18)             21                            3
  Unrealized gain on securities (3)                                  32                                           32
  Net gain on cash flow hedging
    instruments                                                                       6                            6
                                                                                                        ------------
Total other comprehensive income                                                                                  41
                                                                                                        ------------
  Total comprehensive income                                                                                     305
                                                                                                        ------------
Capital contribution from parent                       761                                                       761
                                        ======    ========    =========      ==========    =========    ============
  BALANCE, JUNE 30, 2001                $    6    $  1,806    $      30      $       27    $   2,389    $      4,258
                                        ======    ========    =========      ==========    =========    ============

(1) Unrealized gain on securities is reflected net of tax provision of $38 and $17 for the six months ended June 30, 2002 and 2001, respectively. Cumulative effect of accounting change is net of tax benefit of $2 for the six months ended June 30, 2001. Net gain on cash flow hedging instruments is net of tax provision of $4 and $3 for the six months ended June 30, 2002 and 2001, respectively. There is no tax effect on cumulative translation adjustments.

(2) Unrealized gain on securities, net of tax, includes cumulative effect of accounting change of $(3) to net income and $21 to net gain on cash flow hedging instruments for the six months ended June 30, 2001.

(3) There were reclassification adjustments for after-tax losses realized in net income of $(90) and $(14) for the six months ended June 30, 2002 and 2001, respectively.


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 SIX MONTHS ENDED
                                                                      JUNE 30,
                                                                      --------
(In millions) (Unaudited)                                       2002           2001
                                                              --------       --------
OPERATING ACTIVITIES
   Net income                                                 $    189       $    264
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES
   Net realized capital losses                                     138             22
   Cumulative effect of change in accounting, net of tax            --              6
   Amortization of deferred policy acquisition costs and
     present value of future profits                               277            283
   Additions to deferred policy acquisition costs and
     present value of future profits                              (476)          (486)
   Depreciation and amortization                                    --            (14)
   Increase in premiums receivable and agents' balances             (3)            --
   Decrease in other liabilities                                  (119)          (211)
   Change in receivables, payables and accruals                     --            (53)
   Increase (decrease) in accrued tax                               63            (63)
   Decrease in deferred income tax                                 114             90
   Increase in future policy benefits                              374            341
   (Increase) decrease in reinsurance recoverables                (131)             2
   Other, net                                                      (65)          (102)
                                                              ========       ========
      NET CASH PROVIDED BY OPERATING ACTIVITIES                    361             79
                                                              ========       ========
INVESTING ACTIVITIES
   Purchases of investments                                     (5,020)        (4,532)
   Sales of investments                                          2,584          2,237
   Maturities and principal paydowns of fixed
     maturity investments                                          881          1,059
   Acquisition of Fortis Financial Group                            --           (715)
   Other                                                             4             --
                                                              ========       ========
      NET CASH USED FOR INVESTING ACTIVITIES                    (1,551)        (1,951)
                                                              ========       ========
FINANCING ACTIVITIES
   Capital contribution from parent                                 --            761
   Net receipts from investment and universal life-type
      contracts charged against  policyholder accounts           1,154          1,155
                                                              --------       --------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                  1,154          1,916
                                                              ========       ========
   Net (decrease) increase in cash                                 (36)            44
   Impact of foreign exchange                                       (1)            --
                                                              --------       --------
   Cash - beginning of period                                       87             56
                                                              --------       --------
      CASH - END OF PERIOD                                    $     50       $    100
                                                              ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
NET CASH (RECEIVED) PAID DURING THE PERIOD FOR
Income taxes                                                  $     37       $     27


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (DOLLAR AMOUNTS IN MILLIONS, UNLESS OTHERWISE STATED)
                                   (UNAUDITED)


NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

(a) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hartford Life Insurance Company and its consolidated subsidiaries ("Hartford Life Insurance Company" or the "Company") have been prepared on the basis of accounting principles generally accepted in the United States of America, which differ materially from the accounting prescribed by various insurance regulatory authorities. All material intercompany transactions and balances between Hartford Life Insurance Company, its subsidiaries and affiliates have been eliminated.

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In the opinion of management these statements include all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. (For a description of accounting policies, see Note 2 of Notes to Consolidated Financial Statements included in Hartford Life Insurance Company's 2001 Form 10-K Annual Report)

The most significant estimates include those used in determining deferred policy acquisition costs, the liability for future policy benefits and other policyholder funds, and investment values. Although some variability is inherent in these estimates, management believes the amounts provided are adequate.

Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

(b) ADOPTION OF NEW ACCOUNTING STANDARDS

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Under historical guidance all gains and losses resulting from the extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 rescinds that guidance and requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they are both unusual and infrequent in occurrence. Statement 145 also amends SFAS No. 13, "Accounting for Leases" for the required accounting treatment of certain lease modifications that have economic effects similar to sale-leaseback transactions. SFAS No. 145 requires that those lease modifications be accounted for in the same manner as sale-leaseback transactions. The provisions of Statement 145 related to the rescission of SFAS No. 4 are applicable in fiscal years beginning after May 15, 2002 and will be effective for the Company on January 1, 2003. The provisions of Statement 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. Adoption of the provisions of SFAS No. 145 related to SFAS No. 13 did not have a material impact on the Company's financial condition or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 establishes an accounting model for long-lived assets to be disposed of by sale that applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. Adoption of SFAS No. 144 did not have a material impact on the Company's financial condition or results of operations.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations requiring all business combinations to be accounted for under the purchase method. Accordingly, net assets acquired are recorded at fair value with any excess of cost over net assets assigned to goodwill.

SFAS No. 141 also requires that certain intangible assets acquired in a business combination be recognized apart from goodwill. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method of accounting for those transactions is prohibited. Adoption of SFAS No. 141 did not have a material impact on the Company's consolidated financial condition or results of operations.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, amortization of goodwill is precluded; however, its recoverability is periodically (at least annually) reviewed and tested for impairment.

Goodwill must be tested at the reporting unit level for impairment in the year of adoption, including an initial test performed within six months of adoption. If the initial test indicates a potential impairment, then a more detailed analysis to determine the extent of impairment must be completed within twelve months of adoption.

SFAS No. 142 also requires that useful lives for intangibles other than goodwill be reassessed and remaining amortization periods be adjusted accordingly.

During the second quarter of 2002, the Company completed the review and analysis of its goodwill asset in accordance with the provisions of SFAS No. 142. The result of the analysis indicated that each reporting unit's fair value exceeded its carrying amount, including goodwill. As a result, goodwill for each reporting unit was not considered impaired. Adoption of all other provisions of SFAS No. 142 did not have a material impact on the Company's financial condition or results of operations. (For further discussion of the impact of SFAS No. 142, see Note 2.)

2. GOODWILL

Effective January 1, 2002, the Company adopted SFAS No. 142 and accordingly ceased all amortization.

The following table shows net income for the second quarter and six months ended June 30, 2001 adjusted for goodwill amortization occurring in that period.

                                                                     SECOND QUARTER ENDED           SIX MONTHS ENDED
                                                                           JUNE 30,                     JUNE 30,
                                                                           --------                     --------
NET INCOME                                                            2002          2001           2002          2001
                                                                    --------      --------       --------      --------
Income before cumulative effect of accounting changes               $     57      $    132       $    189      $    270
Goodwill amortization, net of tax                                         --             2             --             2
                                                                    --------      --------       --------      --------
Adjusted income before cumulative effect of accounting changes            57           134            189           272
Cumulative effect of accounting changes                                   --            (3)            --            (6)
                                                                    --------      --------       --------      --------
Adjusted net income                                                 $     57      $    131       $    189      $    266
                                                                    ========      ========       ========      ========

The following table shows the Company's intangible assets that continue to be subject to amortization and aggregate amortization expense. Except for goodwill, the Company has no intangible assets with indefinite useful lives.

                                                          AS OF JUNE 30, 2002
                                                          -------------------
                                                       GROSS           ACCUMULATED
                                                      CARRYING            NET
AMORTIZED INTANGIBLE ASSETS                            AMOUNT         AMORTIZATION
---------------------------                            ------         ------------
Present value of future profits                       $    549          $     56
                                                      --------          --------
Total                                                 $    549          $     56
                                                      ========          ========

Net amortization expense for the second quarter ended and six months ended June 30, 2002 was $11 and $19, respectively.

Estimated future amortization expense for the succeeding five years is as follows:

  For the year ending December 31,
  --------------------------------
2002                        $     44
2003                        $     41
2004                        $     39
2005                        $     36
2006                        $     34
                            --------

The carrying amount of goodwill is $189 as of June 30, 2002 and December 31, 2001.

3. DERIVATIVES AND HEDGING ACTIVITIES

The Company utilizes a variety of derivative instruments in the ordinary course of business, including swaps, caps, floors, forwards and exchange traded futures and options, to manage risk through one of four Company approved risk management strategies: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; or to control transaction costs or to enter into income enhancement and replication transactions. All of the Company's derivative transactions are permitted uses of derivatives under the derivatives use plan filed and/ or approved, as applicable, by the State of Connecticut and State of New York insurance departments.

For a detailed discussion of the Company's use of derivative instruments, see
Note 2(e) of Notes to Consolidated Financial Statements included in the Company's December 31, 2001 Form 10-K Annual Report.

As of June 30, 2002, the Company reported $124 of derivative assets in other investments and $77 of derivative liabilities in other liabilities.

Cash-Flow Hedges

For the second quarter and six months ended June 30, 2002, the Company's gross gains and losses representing the total ineffectiveness of all cash-flow hedges were immaterial, with the net impact reported as realized capital gains or losses. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness.

Gains and losses on derivative contracts that are reclassified from other comprehensive income to current period earnings are included in the line item in the statement of income in which the hedged item is recorded. As of June 30, 2002, approximately $3 of after-tax deferred net gains on derivative instruments accumulated in other comprehensive income are expected to be reclassified to earnings during the next twelve months. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains/losses as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is twelve months. As of June 30, 2002, the Company held approximately $2.4 billion in derivative notional value related to strategies categorized as cash-flow hedges. There were no reclassifications from other comprehensive income to earnings resulting from the discontinuance of cash-flow hedges during the quarter and six months ended June 30, 2002.

Fair-Value Hedges

For the second quarter and six months ended June 30, 2002, the Company's gross gains and losses representing the total ineffectiveness of all fair-value hedges essentially offset, with the net impact reported as realized capital gains or losses. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness. As of June 30, 2002, the Company held approximately $191 in derivative notional value related to strategies categorized as fair-value hedges.

Other Risk Management Activities

The Company's other risk management activities primarily relate to strategies used to reduce economic risk or enhance income and do not receive hedge accounting treatment. Swap agreements, interest rate cap and floor agreements and option contracts are used to reduce economic risk. Income enhancement and replication transactions include the use of written covered call options which offset embedded equity call options, total return swaps and synthetic replication of cash market instrument. The change in the value of all derivatives held for other risk management purposes are reported in current period earnings as realized capital gains or losses. As of June 30, 2002, the Company held approximately $2.9 billion in derivative notional value related to strategies categorized as Other Risk Management Activities.

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

5. COMMITMENTS AND CONTINGENCIES

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

Hartford Life Insurance Company and ICMG have moved the district court for, among other things, judgment as a matter of law or a new trial, and intend to appeal the judgment if the district court does not set it aside or substantially reduce it. In either event, the Company's management, based on the opinion of its legal advisers, believes that there is a substantial likelihood that the jury award will not survive at its current amount. Based on the advice of legal counsel regarding the potential outcome of this litigation, the Company recorded an $11 after-tax charge in the first quarter of 2002 to increase litigation reserves associated with this matter. Should Hartford Life Insurance Company and ICMG not succeed in eliminating or reducing the judgment, a significant additional expense would be recorded in the future related to this matter.

The Company is involved in arbitration with one of its primary reinsurers relating to policies with death benefit guarantees written from 1994 to 1999. The arbitration involves alleged breaches under the reinsurance treaties. Although the Company believes that its position in this pending arbitration is strong, an adverse outcome could result in a decrease to the Company's statutory surplus and capital and potentially increase the death benefit costs incurred by the Company in the future. The arbitration hearing currently is set to begin in October 2002.

(b) TAX MATTERS

The Company's Federal income tax returns are routinely audited by the Internal Revenue Service ("IRS"). Management believes that adequate provision has been made in the accompanying consolidated financial statements for any potential assessments that may result from tax examinations and other tax related matters for all open tax years.

6. SEGMENT INFORMATION

Hartford Life Insurance Company is organized into three reportable operating segments: Investment Products, Individual Life and Corporate Owned Life Insurance (COLI). Investment Products offers individual fixed and variable annuities, retirement plan services and other investment products. Individual Life sells a variety of life insurance products, including variable life, universal life and term life insurance. COLI primarily offers variable products used by employers to fund non-qualified benefits or other post-employment benefit obligations as well as leveraged COLI. The Company includes in "Other" corporate items not directly allocable to any of its reportable operating segments, as well as certain group benefit products including group life and disability insurance that is directly written by the Company and is substantially ceded to its parent, Hartford Life and Accident Insurance Company, a wholly-owned subsidiary of Hartford Life, Inc. (Hartford Life).

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

SECOND QUARTER ENDED      Investment   Individual
JUNE 30, 2002              Products       Life         COLI        Other         Total
-------------              --------       ----         ----        -----         -----
Total revenues             $    547     $    221     $    146     $   (100)     $    814
Net income                       92           26            9          (70)           57
                           --------     --------     --------     --------      --------


SECOND QUARTER ENDED      Investment   Individual
JUNE 30, 2001              Products       Life         COLI        Other         Total
-------------              --------       ----         ----        -----         -----
Total revenues             $    537     $    209     $    179     $      6      $    931
Net income                       93           32            9           (5)          129
                           --------     --------     --------     --------      --------


SIX MONTHS ENDED          Investment   Individual
JUNE 30, 2002              Products       Life         COLI        Other         Total
-------------              --------       ----         ----        -----         -----
Total revenues             $  1,084     $    428     $    305     $    (90)     $  1,727
Net income                      185           56            9          (61)          189
                           --------     --------     --------     --------      --------


SIX MONTHS ENDED          Investment   Individual
JUNE 30, 2001              Products       Life         COLI        Other         Total
-------------              --------       ----         ----        -----         -----
Total revenues             $  1,053     $    348     $    363     $     46      $  1,810
Net income                      186           49           18           11           264
                           --------     --------     --------     --------      --------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in millions, unless otherwise stated)

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") addresses the financial condition of Hartford Life Insurance Company and its subsidiaries ("Hartford Life Insurance Company" or the "Company") as of June 30, 2002, compared with December 31, 2001, and its results of operations for the second quarter and six months ended June 30, 2002 compared with the equivalent periods in 2001. This discussion should be read in conjunction with the MD&A included in the Company's 2001 Form 10-K Annual Report.

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

INDEX

Consolidated Results of Operations                              13
Investment Products                                             15
Individual Life                                                 15
Corporate Owned Life Insurance (COLI)                           16

Investments                                                     16
Capital Markets Risk Management                                 17
Regulatory Initiatives and Contingencies                        18
Accounting Standards                                            19


CONSOLIDATED RESULTS OF OPERATIONS

OPERATING SUMMARY                                   SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                           JUNE 30,                      JUNE 30,
                                                           --------                      --------
                                                     2002           2001           2002           2001
                                                   --------       --------       --------       --------
Revenues                                           $    814       $    931       $  1,727       $  1,810
Expenses                                                757            799          1,538          1,540
Cumulative effect of accounting changes,
  net of tax [1]                                         --             (3)            --             (6)
                                                   ========       ========       ========       ========
   NET INCOME                                            57            129            189            264
                                                   ========       ========       ========       ========
       Less:  Cumulative effect of accounting
         changes, net of tax [1]                         --             (3)            --             (6)
                                                   ========       ========       ========       ========
       Net realized capital losses, after-tax           (79)           (14)           (90)           (14)
                                                   ========       ========       ========       ========
   OPERATING INCOME                                $    136       $    146       $    279       $    284
                                                   ========       ========       ========       ========

[1] For the quarter ended June 30, 2001, represents the cumulative impact of the Company's adoption of EITF Issue 99-20. For the six months ended June 30, 2001 represents the cumulative impact of the Company's adoption of EITF Issue 99-20 and SFAS No. 133.

"Operating income" is defined as after-tax operational results excluding, as applicable, net realized capital gains or losses, the cumulative effect of accounting changes and certain other items. Management believes that this performance measure delineates the results of operations of the Company's ongoing businesses in a manner that allows for a better understanding of the underlying trends in the Company's current business. However, operating income should only be analyzed in conjunction with, and not in lieu of, net income and may not be comparable to other performance measures used by the Company's competitors.

Hartford Life Insurance Company has the following reportable segments:
Investment Products, Individual Life and Corporate Owned Life Insurance (COLI). In addition, the Company includes in an "Other" category corporate items not directly allocable to any of its reportable operating segments, principally interest expense, as well as certain group benefits operations, including group life and group disability insurance that is directly written by the Company and is substantially ceded to its parent, Hartford Life and Accident Insurance Company (HLA).

On April 2, 2001, The Hartford Financial Services Group, Inc. ("The Hartford"), through Hartford Life, Inc. and its subsidiaries ("Hartford Life"), acquired the U.S. individual life insurance, annuity and mutual fund businesses of Fortis, Inc. (operating as Fortis Financial Group, or "Fortis").

Revenues decreased $117, or 13%, and $83, or 5% for the second quarter and six months ended June 30, 2002, respectively, as compared to the equivalent periods in 2001. The decreases were primarily driven by net realized capital losses, which were $121 and $138 for the second quarter and six months ended June 30, 2002, respectively. (See the Investments section of the MD&A for further discussion of investment results and related net realized capital losses). In addition, COLI experienced a decline in revenues as a result of the decrease in leveraged COLI account values as compared to a year ago. However, the Company experienced revenue growth in its Investment Products segment where revenues increased as a result of continued growth related to its institutional investment products business, which offset the decline in revenues within the individual annuity operation. The individual annuity operation was impacted by lower assets under management due to the decline in the equity markets.

Expenses decreased $42, or 5%, for the second quarter primarily due to a $42 tax benefit related to the net realized capital losses recognized in the second quarter. Expenses for the six months ended June 30, 2002 decreased slightly due to a $48 tax benefit related to realized capital losses recognized during that period. In addition, expenses for the six months ended June 30, 2002 include $11, after-tax, of accrued expenses recorded within the COLI segment related to the Bancorp litigation, which was partially offset by an after-tax benefit of $3, recorded within "Other", associated with favorable development related to the Company's estimated September 11 exposure. (For a discussion of the Bancorp litigation, see "Item 1. Legal Proceedings").

Operating income decreased $10, or 7%, and $5, or 2% for the second quarter and six months ended June 30, 2002, respectively. Earnings for the Investment Products segment were down $1 for both the second quarter and six months ended June 30, 2002 as compared to the equivalent prior year periods as the decline in revenues in the individual annuity operation, which was negatively impacted by the lower equity markets offset the growth in the other investment products businesses, particularly institutional investment products. Individual Life earnings declined $6, or 19% in the second quarter as a result of lower fee income related to variable life account values, which was also driven by the lower equity markets and an increase in benefits, claims and expenses, while the "Other" operation experienced lower net investment income in the second quarter as compared to the comparable prior year period.

For the six months ended June 30, 2002, the decrease in operating income is principally driven by the COLI segment where operating income declined $9, or 50%, primarily due to the $11 after-tax expense related to the Bancorp litigation. This decrease was partially offset by an increase in Individual Life earnings, which is principally related to the Fortis acquisition.

SEGMENT RESULTS

Below is a summary of net income by segment.

                                            SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                   JUNE 30,                      JUNE 30,
                                                   --------                      --------
                                             2002           2001           2002           2001
                                           --------       --------       --------       --------
Investment Products                        $     92       $     93       $    185       $    186
Individual Life                                  26             32             56             49
Corporate Owned Life Insurance (COLI)             9              9              9             18
Other (1) (2)                                   (70)            (5)           (61)            11
                                           --------       --------       --------       --------
    NET INCOME                             $     57       $    129       $    189       $    264
                                           ========       ========       ========       ========

(1) For the quarter ended June 30, 2001, represents the cumulative impact of the Company's adoption of EITF Issue 99-20. For the six months ended June 30, 2001 represents the cumulative impact of the Company's adoption of EITF Issue 99-20 and SFAS No. 133.

(2) For the second quarter and six months ended June 30, 2002 include net realized capital losses, after-tax, of $79 and $90, respectively. For the second quarter and six months ended June 30, 2001 include net realized capital losses, after-tax of $11.

The sections that follow analyze each segment's results. Investment results are discussed separately following the segment overviews.

INVESTMENT PRODUCTS

                               SECOND QUARTER ENDED          SIX MONTHS ENDED
                                     JUNE 30,                    JUNE 30,
                                     --------                    --------
                                2002          2001          2002          2001
                              --------      --------      --------      --------
Revenues                      $    547      $    537      $  1,084      $  1,053
Expenses                           455           444           899           867
                              --------      --------      --------      --------
   NET INCOME                 $     92      $     93      $    185      $    186
                              ========      ========      ========      ========

Revenues in the Investment Products segment increased $10, or 2%, and $31, or 3% for the second quarter and six months ended June 30, 2002 respectively, primarily driven by growth in the institutional investment products business. The revenue increase described above was partially offset by lower fee income related to the individual annuity operation as average account values decreased from prior year levels, primarily due to the lower equity markets.

Expenses increased $11, or 2%, and $32, or 4% for the second quarter and six months ended June 30, 2002, respectively, primarily driven by increases in benefits and claim expenses and operating expenses as a result of the growth in the institutional investment products business and an increase in the death benefit costs incurred by the individual annuity operation, as a direct result of the lower equity markets. Partially offsetting these increases were decreases in amortization of policy acquisition costs related to the individual annuity business, which declined as a result of lower estimated gross profits, driven by the decrease in fee income and the increase in death benefit costs.

Net income decreased $1, or 1% for both the second quarter and six months ended June 30, 2002, as the decline in revenues in the individual annuity operation, which was negatively impacted by the lower equity markets offset the earnings growth in other investment products, particularly the institutional investment product business. (For discussion of the potential future financial statement impact of continued declines in the equity market on the Investment Products segment, see the Capital Markets Risk Management section under "Market Risk".)

INDIVIDUAL LIFE

                               SECOND QUARTER ENDED          SIX MONTHS ENDED
                                     JUNE 30,                    JUNE 30,
                                     --------                    --------
                                2002          2001          2002          2001
                              --------      --------      --------      --------
Revenues                      $    221      $    209      $    428      $    348
Expenses                           195           177           372           299
                              --------      --------      --------      --------
   NET INCOME                 $     26      $     32      $     56      $     49
                              ========      ========      ========      ========

Revenues in the Individual Life segment increased $12, or 6%, and $80, or 23% for the second quarter and six months ended June 30, 2002, respectively. For the second quarter, the revenue growth was primarily driven by an increase in fee income due to growth in the in-force block of business, which was partially offset by lower fee income due to a decrease in variable life account values, which declined as a result of the lower equity markets. The revenue growth related to the six months ended June 30, 2002 was primarily due to higher fee income and investment income related to the Fortis transaction.

Expenses increased $18, or 10%, and $73, or 24% for the second quarter and six months ended June 30, 2002, respectively. For the second quarter, the growth in expenses is primarily driven by an increase in benefits, claims and claim adjustment expenses due to an increase in death benefit expenses. For the six months ended June 30, 2002, the increase in expenses is primarily driven by the growth in the business resulting from the Fortis acquisition. Additionally, mortality experience (expressed as death claims as a percentage of net amount at risk) for the second quarter and six months ended June 30, 2002 was higher than the comparable prior year period primarily due to an increase in the number of death claims in the second quarter and a higher than expected occurrence of large claims in the first quarter.

Net income decreased $6, or 19% for the second quarter as compared to the prior year, principally due to decreased revenues from the variable life business, as a direct result of the lower equity markets and the increase in benefits, claims, and claim adjustment expenses. Net income for the six months ended June 30, 2002 increased $7, or 14%, as the contribution to earnings from the Fortis transaction more than offset the unfavorable mortality experience for the six month period ended June 30, 2002 and the lower variable life fee income driven by the decline in the equity markets. (For discussion of the potential future financial statement impact of continued declines in the equity market on the Individual Life segment, see the Capital Markets Risk Management section under "Market Risk".)

CORPORATE OWNED LIFE INSURANCE (COLI)

                               SECOND QUARTER ENDED          SIX MONTHS ENDED
                                     JUNE 30,                    JUNE 30,
                                     --------                    --------
                                2002          2001          2002          2001
                              --------      --------      --------      --------
Revenues                      $    146      $    179      $    305      $    363
Expenses                           137           170           296           345
                              --------      --------      --------      --------
   NET INCOME                 $      9      $      9      $      9      $     18
                              ========      ========      ========      ========

COLI revenues decreased $33, or 18%, and $58, or 16% for the second quarter and six months ended June 30, 2002, respectively, primarily related to lower net investment and fee income related to the declining block of leveraged COLI, where related account values declined by $737, or 15% to $4.1 billion. Net investment income decreased $18, or 20%, and $37, or 20% for the second quarter and six months ended June 30, 2002, respectively. Fee income decreased $15, or 17% and $20, or 12%, for the second quarter and six months ended June 30, 2002, primarily driven by the decrease in leveraged COLI business which was partially offset by the increase in fee income from variable COLI business, where related account values increased approximately $2.4 billion from June 30, 2001.

Expenses decreased $33, or 19%, and $49, or 14% for the second quarter and six months ended June 30, 2002, respectively, consistent with the decrease in revenues described above. However, the decrease for the six months ended June 30, 2002 was partially offset by $11, after-tax, in accrued litigation expenses related to the Bancorp dispute. (For a discussion of the Bancorp litigation, see "Item 1. Legal Proceedings").

Net income in the second quarter was consistent with the prior year as the decline in leveraged COLI revenues was directly offset with lower benefits claims and expenses. Net income for the six months ended June 30, 2002 decreased $9, or 50%, primarily related to the $11, after-tax expense accrued in connection with the Bancorp litigation.

INVESTMENTS

Invested assets, excluding separate account assets, totaled $25.5 billion as of June 30, 2002 and were comprised of $21.2 billion of fixed maturities, $3.2 billion of policy loans, equity securities of $62 and other investments of $1.0 billion. As of December 31, 2001, general account invested assets totaled $23.6 billion and were comprised of $19.1 billion of fixed maturities, $3.3 billion of policy loans, equity securities of $64 and other investments of $1.1 billion. Policy loans are secured by the cash value of the underlying life policy and do not mature in a conventional sense, but expire in conjunction with the related policy liabilities.

Invested assets increased by $1.9 billion. The increase was primarily due to an increase in fixed maturities as a result of the investment of increased general account operating cash flow and an increase in fair value due to a lower interest rate environment.

The following table identifies fixed maturities by type held in the Company's general account as of June 30, 2002 and December 31, 2001.

                                                    JUNE 30, 2002               DECEMBER 31, 2001
                                                    -------------               -----------------
FIXED MATURITIES BY TYPE                       FAIR VALUE      PERCENT      FAIR VALUE      PERCENT
------------------------                       ----------      -------      ----------      -------
 Corporate                                      $ 11,421          53.8%      $ 10,443          54.5%
 Asset backed securities                           3,428          16.1%         3,131          16.4%
 Commercial mortgage backed securities             2,852          13.4%         2,534          13.2%
 Mortgage backed securities -- agency              1,217           5.7%           800           4.2%
 Short-term                                        1,043           4.9%         1,008           5.3%
 Collateralized mortgage obligations                 508           2.4%           591           3.1%
 Government/Government agencies -- Foreign           374           1.8%           327           1.7%
 Government/Government agencies -- U.S.              366           1.7%           260           1.4%
 Municipal -- taxable                                 32           0.2%            47           0.2%
 Redeemable preferred stock                            1            --              1            --
                                                --------      --------       --------      --------
      TOTAL FIXED MATURITIES                    $ 21,242         100.0%      $ 19,142         100.0%
                                                --------      --------       --------      --------

INVESTMENT RESULTS

The table below summarizes the Company's investment results.

                                                            SECOND QUARTER ENDED              SIX MONTHS ENDED
                                                                  JUNE 30,                        JUNE 30,
                                                                  --------                        --------
(Before-tax)                                                2002            2001            2002            2001
                                                          --------        --------        --------        --------
Net investment income - excluding policy loan income      $    314        $    298        $    626        $    574
Policy loan income                                              67              74             134             155
                                                          --------        --------        --------        --------
Net investment income - total                             $    381        $    372        $    760        $    729
                                                          --------        --------        --------        --------
Yield on average invested assets (1)                           6.3%            7.1%            6.3%            7.2%
                                                          --------        --------        --------        --------
Net realized capital losses                               $   (121)       $    (22)       $   (138)       $    (22)
                                                          --------        --------        --------        --------

(1) Represents annualized net investment income (excluding net realized capital gains or losses) divided by average invested assets at cost (fixed maturities at amortized cost).

For the second quarter and six months ended June 30, 2002, net investment income, excluding policy loans, increased $16, or 5%, and $52, or 9%, respectively, compared to the prior year periods. The increase was primarily due to income earned on a higher invested asset base. Invested assets increased 16% from June 30, 2001. Yield on average invested assets decreased as a result of lower yields on new investment purchases and lower policy loan income in the quarter ended June 30, 2002.

Net realized capital losses for the second quarter and six months ended June 30, 2002, increased by $99 and $116, respectively compared to the prior year periods. Included in 2002 net realized capital losses were write-downs for other than temporary impairments on fixed maturities of $137, including a $74 before-tax loss related to securities issued by WorldCom taken in the second quarter ended June 30, 2002. Net realized capital losses for the second quarter ended June 30, 2001 were attributable to portfolio rebalancing activities. Included in 2001 net losses were losses associated with the credit deterioration of certain investments in which the Company has an indirect economic interest.

CAPITAL MARKETS RISK MANAGEMENT

The Company has a disciplined approach to managing risks associated with its capital markets and asset/liability management activities. Investment portfolio management is organized to focus investment management expertise on specific classes of investments, while asset/liability management is the responsibility of separate and distinct risk management units supporting the Company's operations. Derivative instruments are utilized in compliance with established Company policy and regulatory requirements and are monitored internally and reviewed by senior management.

Hartford Life Insurance Company is exposed to two primary sources of investment and asset/liability management risk: credit risk, relating to the uncertainty associated with the ability of an obligor or counterparty to make timely payments of principal and/or interest, and market risk, relating to the market price and/or cash flow variability associated with changes in interest rates, securities prices, market indices, yield curves or currency exchange rates. The Company does not hold any financial instruments purchased for trading purposes.

Please refer to the Capital Markets Risk Management section of the MD&A in Hartford Life Insurance Company's 2001 Form 10-K Annual Report for further discussion, including a description of the Company's objectives, policies and strategies.

Credit Risk

The Company invests primarily in securities which are rated investment grade and has established exposure limits, diversification standards and review procedures for all credit risks including borrower, issuer or counterparty. Creditworthiness of specific obligors is determined by an internal credit assessment and ratings assigned by nationally recognized ratings agencies. Obligor, asset sector and industry concentrations are subject to established limits and are monitored at regular intervals. The Company is not exposed to any credit concentration risk of a single issuer greater than 10% of the Company's stockholders' equity.

As of June 30, 2002 and December 31, 2001, over 95% and 96%, respectively, of the fixed maturity portfolio was invested in securities rated investment grade. While the overall credit quality of the fixed maturity portfolio has remained essentially unchanged, the percentages of BBB and BB & below holdings have increased due to downgraded credit ratings primarily in public corporate bonds.

Market Risk

Hartford Life Insurance Company has material exposure to both interest rate and equity market risk. The Company analyzes interest rate risk using various models including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivative instruments.

Equity Markets

Hartford Life Insurance Company's operations are significantly influenced by changes in the equity markets. The Company's profitability depends largely on the amount of assets under management, which is primarily driven by the level of sales, equity market appreciation and depreciation, and the persistency of the in-force block of business. A prolonged and precipitous decline in the equity markets, as has been experienced of late, can have a significant impact on the Company's operations, as sales of variable products may decline and surrender activity may increase as customer sentiment towards the equity market turns negative. The lower assets under management will have a negative impact on the Company's financial results, primarily due to lower fee income related to the Investment Products and Individual Life segments, where a heavy concentration of equity linked products are administered and sold. Furthermore, the Company may experience a reduction in profit margins if a significant portion of the assets held in the variable annuity separate accounts move to the general account and the Company is unable to earn an acceptable investment spread, particularly in light of the low interest rate environment and the presence of contractually guaranteed minimum interest credited rates, which for the most part are at a 3% rate. For further discussion of the Company's exposure to interest rate risk, please refer to the Capital Markets Risk Management section of the MD&A in Hartford Life Insurance Company's 2001 Form 10-K Annual Report.

In addition, prolonged declines in the equity market may also decrease the Company's expectations of future gross profits, which are utilized to determine the amount of deferred policy acquisition costs (DAC) to be amortized in a given financial statement period. A significant decrease in the Company's expected gross profits would require the Company to accelerate the amount of DAC amortization in a given period, potentially causing a material adverse deviation in that period's net income. Although an acceleration of DAC amortization would have a negative impact on the Company's earnings, it would not affect the Company's cash flow or liquidity position.

Additionally, the Investment Products segment sells variable annuity contracts that offer various guaranteed death benefits. For certain guaranteed death benefits, the Company pays the greater of (1) the account value at death; (2) the sum of all premium payments less prior withdrawals; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary. Hartford Life Insurance Company currently reinsures a significant portion of these death benefit guarantees associated with its in-force block of business. The Company currently records the death benefit costs, net of reinsurance, as they are incurred. Declines in the equity market may increase the Company's net exposure to death benefits under these contracts. Furthermore, the Company is involved in arbitration with one of its primary reinsurers relating to policies with such death benefit guarantees written from 1994 to 1999. The arbitration involves alleged breaches under the reinsurance treaties. Although the Company believes that its position in this pending arbitration is strong, an adverse outcome could result in a decrease to the Company's statutory surplus and capital and potentially increase the death benefit costs incurred by the Company in the future. The arbitration hearing currently is set to begin in October 2002.

Derivative Instruments

The Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards and exchange traded futures and options, in compliance with Company policy and regulatory requirements in order to achieve one of four Company-approved risk management strategies: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; to control transaction costs; or to enter into income enhancement and replication transactions. The Company does not make a market or trade derivatives for the express purpose of earning trading profits. (For further discussion on The Company's use of derivative instruments, refer to Note 3 of Notes to Consolidated Financial Statements.)

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

                           Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Hartford Life Insurance Company is or may become involved in various legal actions, some of which may involve claims for substantial amounts. In the opinion of management, the ultimate liability, if any, with respect to such actual and potential lawsuits, after consideration of provisions made for potential losses and costs of defense, is not expected to be material to the consolidated financial condition, results of operations or cash flows of the Company.

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

Hartford Life Insurance Company and ICMG have moved the district court for, among other things, judgment as a matter of law or a new trial, and intend to appeal the judgment if the district court does not set it aside or substantially reduce it. In either event, the Company's management, based on the opinion of its legal advisers, believes that there is a substantial likelihood that the jury award will not survive at its current amount. Based on the advice of legal counsel regarding the potential outcome of this litigation, the Company recorded an $11 after-tax charge in the first quarter of 2002 to increase litigation reserves associated with this matter. Should Hartford Life Insurance Company and ICMG not succeed in eliminating or reducing the judgment, a significant additional expense would be recorded in the future related to this matter.

Hartford Life Insurance Company also is involved in arbitration with one of its primary reinsurers relating to variable annuity contracts with death benefit guarantees. The arbitration is discussed more fully in the MD&A under the caption "Capital Markets Risk Management - Market Risk".

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - None.

(b) Reports on Form 8-K:

The Company filed a Form 8-K/A (Amendment No. 2) Current Report on May 17, 2002,
Item 4, Changes in Registrant's Certifying Accountants, to report the dismissal by The Hartford Financial Services Group, Inc. ("The Hartford"), the ultimate parent company of Hartford Life Insurance Company (the "Company"), of Arthur Andersen LLP as The Hartford's independent auditor.

The Company filed a Form 8-K Current Report on April 23, 2002, Item 4, Changes in Registrant's Certifying Accountants, to report that the Board of Directors of The Hartford Financial Services Group, Inc. ("The Hartford"), the ultimate parent company of Hartford Life Insurance Company (the "Company"), engaged Deloitte & Touche LLP as The Hartford's independent auditors for the fiscal year 2002.

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

                                          HARTFORD LIFE INSURANCE COMPANY




                                          /s/  Mary Jane B. Fortin
                                          --------------------------------------
                                          Mary Jane B. Fortin
                                          Senior Vice President and Chief
                                          Accounting Officer



AUGUST 13, 2002