Form 10-Q
period 2002-09-30
HARTFORD LIFE INSURANCE CO
filed 2002-11-14
CIK 45947

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]      No[  ]

As of November 14, 2002 there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant, all of which were directly owned by Hartford Life and Accident Insurance Company.

The registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                                      INDEX


                                                                            PAGE
                                                                            ----

Independent Accountants' Review Report                                        3

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Consolidated Statements of Income - Third Quarter and Nine Months
Ended September 30, 2002 and 2001                                             4

Consolidated Balance Sheets - September 30, 2002
and December 31, 2001                                                         5

Consolidated Statements of Changes in Stockholder's Equity -
Nine Months Ended September 30, 2002 and 2001                                 6

Consolidated Statements of Cash Flows - Nine Months Ended
September 30, 2002 and 2001                                                   7

Notes to Consolidated Financial Statements                                    8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                          14

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          22

ITEM 4.  CONTROLS AND PROCEDURES                                             22

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                   23

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    23

Signature                                                                    24

Certificates                                                                 25

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Stockholder
Hartford Life Insurance Company
Hartford, Connecticut

We have reviewed the accompanying consolidated balance sheet of Hartford Life Insurance Company and subsidiaries (the "Company") as of September 30, 2002, and the related consolidated statements of income for the third quarter and nine months then ended, and changes in stockholder's equity, and cash flows for the nine months then ended. These consolidated financial statements are the responsibility of the Company's management.

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

The accompanying consolidated financial information as of December 31, 2001, and for the third quarter and nine months ended September 30, 2001, were not audited or reviewed by us and, accordingly, we do not express an opinion or any other form of assurance on them.

Deloitte & Touche LLP
Hartford, Connecticut
November 12, 2002

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                  THIRD QUARTER                    NINE MONTHS
                                                                      ENDED                           ENDED
                                                                  SEPTEMBER 30,                   SEPTEMBER 30,
                                                             -------------------------------------------------------
(In millions) (Unaudited)                                     2002            2001            2002            2001
--------------------------------------------------------------------------------------------------------------------

REVENUES
Fee income                                                   $   509         $   534         $ 1,576         $ 1,592
Earned premiums and other                                         12              20              50              65
Net investment income                                            397             377           1,157           1,106
Net realized capital losses                                      (92)            (14)           (230)            (36)
--------------------------------------------------------------------------------------------------------------------
       TOTAL REVENUES                                            826             917           2,553           2,727
       -------------------------------------------------------------------------------------------------------------


BENEFITS, CLAIMS AND EXPENSES
Benefits and claims                                              448             459           1,307           1,290
Insurance expenses and other                                     154             153             488             452
Amortization of deferred policy acquisition costs and
  present value of future profits                                138             134             415             417
Dividends to policyholders                                         7              13              29              28
Goodwill amortization                                             --              --              --               3
--------------------------------------------------------------------------------------------------------------------
       TOTAL BENEFITS, CLAIMS AND EXPENSES                       747             759           2,239           2,190
       -------------------------------------------------------------------------------------------------------------


       INCOME BEFORE INCOME TAX EXPENSE (BENEFIT) AND
         CUMULATIVE EFFECT OF ACCOUNTING CHANGE                   79             158             314             537
Income tax (benefit) expense                                     (67)           (107)            (21)              2
--------------------------------------------------------------------------------------------------------------------
       INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING
       CHANGE                                                    146             265             335             535
Cumulative effect of accounting change, net of tax                --              --              --              (6)
--------------------------------------------------------------------------------------------------------------------

       NET INCOME                                            $   146         $   265         $   335         $   529
====================================================================================================================






                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                               SEPTEMBER 30,      DECEMBER 31,
(In millions, except for share data)                                               2002              2001
--------------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)
ASSETS
   Investments
   Fixed maturities, available for sale, at fair value (amortized cost of
        $23,048 and $18,933)                                                     $  23,969         $  19,142
   Equity securities, at fair value (amortized cost of $64 and $71)                     48                64
   Policy loans, at outstanding balance                                              2,941             3,278
   Other investments                                                                 1,114             1,136
--------------------------------------------------------------------------------------------------------------
      Total investments                                                             28,072            23,620
   Cash                                                                                 90                87
   Premiums receivable and agents' balances                                             16                10
   Reinsurance recoverables                                                          1,346             1,215
   Deferred policy acquisition costs and present value of future profits             5,628             5,338
   Deferred income taxes                                                              (314)              (11)
   Goodwill                                                                            186               186
   Other assets                                                                        728               724
   Separate account assets                                                         100,502           114,261
--------------------------------------------------------------------------------------------------------------
        TOTAL ASSETS                                                             $ 136,254         $ 145,430
        ======================================================================================================

LIABILITIES
   Future policy benefits                                                        $   6,474         $   6,050
   Other policyholder funds                                                         21,426            18,412
   Other liabilities                                                                 2,255             1,949
   Separate account liabilities                                                    100,502           114,261
--------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES                                                          130,657           140,672
        ======================================================================================================


STOCKHOLDER'S EQUITY
   Common stock - 1,000 shares authorized, issued and outstanding,
        par value $5,690                                                                 6                 6
   Capital surplus                                                                   1,806             1,806
   Accumulated other comprehensive income                                              679               175
   Retained earnings                                                                 3,106             2,771
--------------------------------------------------------------------------------------------------------------
        TOTAL STOCKHOLDER'S EQUITY                                                   5,597             4,758
        ======================================================================================================
             TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                          $ 136,254         $ 145,430
             =================================================================================================




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2002

                                                                      ACCUMULATED OTHER
                                                                 COMPREHENSIVE INCOME (LOSS)
                                                            --------------------------------------
                                                                         NET GAIN ON
                                                            UNREALIZED    CASH FLOW
                                                              GAIN ON      HEDGING     CUMULATIVE                    TOTAL
                                        COMMON   CAPITAL    SECURITIES,  INSTRUMENTS,  TRANSLATION   RETAINED    STOCKHOLDER'S
   (In millions) (Unaudited)             STOCK   SURPLUS    NET OF TAX    NET OF TAX   ADJUSTMENTS   EARNINGS       EQUITY
------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001              $    6   $  1,806   $     114    $       63    $      (2)   $    2,771   $      4,758
Comprehensive income
Net income                                                                                                 335            335
                                                                                                                 ------------
Other comprehensive income, net of
  tax (1)
  Unrealized gain on securities (3)                               436                                                     436
  Net gain on cash flow hedging
        instruments                                                              66                                        66
  Cumulative translation adjustments                                                           2                            2
                                                                                                                 ------------
Total other comprehensive income                                                                                          504
                                                                                                                 ------------
    Total comprehensive income                                                                                            839
==============================================================================================================================
    BALANCE, SEPTEMBER 30, 2002         $    6   $  1,806   $     550    $      129    $      --    $    3,106   $      5,597
==============================================================================================================================


NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                                              ACCUMULATED OTHER
                                                                         COMPREHENSIVE INCOME (LOSS)
                                                                         ----------------------------
                                                                           UNREALIZED     NET GAIN ON
                                                                             GAIN ON       CASH FLOW                      TOTAL
                                                  COMMON     CAPITAL     SECURITIES, NET    HEDGING       RETAINED    STOCKHOLDER'S
  (In millions) (Unaudited)                       STOCK      SURPLUS         OF TAX       INSTRUMENTS     EARNINGS       EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
  Balance, December 31, 2000                     $      6   $   1,045      $       16       $     --      $   2,125   $      3,192
  Comprehensive income
  Net income                                                                                                    529            529
                                                                                                                      -------------
  Other comprehensive income , net of tax (1)
    Cumulative effect of accounting change(2)                                     (18)            21                             3
    Unrealized gain on securities (3)                                             241                                          241
    Net gain on cash flow hedging instruments                                                     64                            64
                                                                                                                      -------------
  Total other comprehensive income                                                                                             308
                                                                                                                      -------------
    Total comprehensive income                                                                                                 837
                                                                                                                      -------------
 Capital contribution from parent                                 761                                                          761
===================================================================================================================================
    BALANCE, SEPTEMBER 30, 2001                  $      6   $   1,806      $      239       $     85      $   2,654   $      4,790
===================================================================================================================================

(1) Unrealized gain on securities is reflected net of tax provision of $235 and $130 for the nine months ended September 30, 2002 and 2001, respectively. Cumulative effect of accounting change is net of tax benefit of $2 for the nine months ended September 30, 2001. Net gain on cash flow hedging instruments is net of tax provision of $36 and $34 for the nine months ended September 30, 2002 and 2001, respectively. There is no tax effect on cumulative translation adjustments.

(2) Unrealized gain on securities, net of tax, includes cumulative effect of accounting change of $(3) to net income and $21 to net gain on cash flow hedging instruments for the nine months ended September 30, 2001.

(3) There were reclassification adjustments for after-tax losses realized in net income of $(148) and $(23) for the nine months ended September 30, 2002 and 2001, respectively.



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    NINE MONTHS ENDED
                                                                                                      SEPTEMBER 30,
                                                                                                 -----------------------
(In millions) (Unaudited)                                                                         2002            2001
========================================================================================================================
OPERATING ACTIVITIES
   Net income                                                                                    $   335         $   529
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
   Net realized capital losses                                                                       230              36
   Cumulative effect of change in accounting, net of tax                                              --               6
   Amortization of deferred policy acquisition costs and present value of future  profits            415             417
   Additions to deferred policy acquisition costs and present value of future profits               (705)           (719)
   Depreciation and amortization                                                                       4             (18)
   Increase in premiums receivable and agents' balances                                               (6)             (3)
   Decrease in other liabilities                                                                    (124)           (119)
   Change in receivables, payables and accruals                                                      (52)            (59)
   Increase (decrease) in accrued tax                                                                134             (22)
   Decrease in deferred income tax                                                                    36              35
   Increase in future policy benefits                                                                424             262
   Increase in reinsurance recoverables                                                              (72)            (84)
   Other, net                                                                                          4            (111)
========================================================================================================================
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                                      623             150
========================================================================================================================
INVESTING ACTIVITIES
   Purchases of investments                                                                       (9,257)         (7,074)
   Sales of investments                                                                            4,230           3,191
   Maturities and principal paydowns of fixed maturity investments                                 1,487           1,688
   Acquisition of Fortis Financial Group                                                              --            (715)
   Capital expenditures and other                                                                      1              --
========================================================================================================================
      NET CASH USED FOR INVESTING ACTIVITIES                                                      (3,539)         (2,910)
========================================================================================================================
FINANCING ACTIVITIES
   Capital contribution from parent                                                                   --             761
   Net receipts from investment and universal life-type contracts                                  2,918           2,014
------------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                                    2,918           2,775
========================================================================================================================
   Net increase in cash                                                                                2              15
   Impact of foreign exchange                                                                          1              --
------------------------------------------------------------------------------------------------------------------------
   Cash - beginning of period                                                                         87              56
------------------------------------------------------------------------------------------------------------------------
      CASH - END OF PERIOD                                                                       $    90         $    71
========================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
NET CASH PAID DURING THE PERIOD FOR
Income taxes                                                                                     $     2         $    27




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (DOLLAR AMOUNTS IN MILLIONS, UNLESS OTHERWISE STATED)
                                   (UNAUDITED)

NOTE  1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

(a) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hartford Life Insurance Company and its subsidiaries ("Hartford Life Insurance Company" or the "Company") have been prepared on the basis of accounting principles generally accepted in the United States of America, which differ materially from the accounting prescribed by various insurance regulatory authorities. All material intercompany transactions and balances between Hartford Life Insurance Company, its subsidiaries and affiliates have been eliminated.

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

In the opinion of management these financial statements include all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented.

Certain reclassifications have been made to prior year financial information to conform to the current year classifications.

(b) SIGNIFICANT ACCOUNTING POLICIES

For a description of accounting policies, see Note 2 of Notes to Consolidated Financial Statements included in Hartford Life Insurance Company's 2001 Form 10-K Annual Report.

(c) ADOPTION OF NEW ACCOUNTING STANDARDS

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Under historical guidance, all gains and losses resulting from the extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 rescinds that guidance and requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they are both unusual and infrequent in occurrence. SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases" for the required accounting treatment of certain lease modifications that have economic effects similar to sale-leaseback transactions. SFAS No. 145 requires that those lease modifications be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are applicable in fiscal years beginning after May 15, 2002 and will be effective for the Company on January 1, 2003. Adoption of the provisions of SFAS No. 145 related to the rescission of SFAS No. 4 is not expected to have a material impact on the Company's consolidated financial condition or results of operations. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. Adoption of the provisions of SFAS No. 145 related to SFAS No. 13 did not have a material impact on the Company's consolidated financial condition or results of operations.

Effective September 2001, the Company adopted EITF Issue 01-10 "Accounting for the Impact of the Terrorist Attacks of September 11, 2001". Under the consensus, costs related to the terrorist acts should be reported as part of income from continuing operations and not as an extraordinary item. The Company has recognized and classified all direct and indirect costs associated with the attack of September 11 in accordance with the consensus. (For a discussion of the impact of the September 11 terrorist attack, see Note 3)

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 establishes an accounting model for long-lived assets to be disposed of by sale that applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. Adoption of SFAS No. 144 did not have a material impact on the Company's consolidated financial condition or results of operations.

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

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, amortization of goodwill is precluded, however, its recoverability must be periodically (at least annually) reviewed and tested for impairment.

Goodwill must be tested at the reporting unit level for impairment in the year of adoption, including an initial test performed within six months of adoption. If the initial test indicates a potential impairment, then a more detailed analysis to determine the extent of impairment must be completed within twelve months of adoption.

During the second quarter of 2002, the Company completed the review and analysis of its goodwill asset in accordance with the provisions of SFAS No. 142. The result of the analysis indicated that each reporting unit's fair value exceeded its carrying amount, including goodwill. As a result, goodwill for each reporting unit was not considered impaired. Adoption of all other provisions of SFAS No. 142 did not have a material impact on the Company's consolidated financial condition or results of operations.

SFAS No. 142 also requires that useful lives for intangibles other than goodwill be reassessed and remaining amortization periods be adjusted accordingly. (For further discussion of the impact of SFAS No. 142, see Note 2.)

(d) FUTURE ADOPTION OF NEW ACCOUNTING STANDARDS

In July 2002, the FASB issued SFAS No. 146 "Accounting for Certain Costs Associated with Exit or Disposal Activities", which nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 establishes a change in the requirements for recognition of a liability for a cost associated with an exit or disposal activity. This statement now requires liabilities to be recognized when a company actually incurs the liability. Previously, under EITF Issue No. 94-3, liabilities were recognized at the date an entity committed to an exit plan. Provisions of SFAS No. 146 are effective for activities initiated after December 31, 2002. Adoption of this statement is not expected to have a material impact on the Company's consolidated financial condition or results of operations.

(e) EXPENSING STOCK OPTIONS

Beginning in January 2003, the Company's ultimate parent, The Hartford Financial Services Group, Inc. ("The Hartford"), will adopt the fair-value recognition provisions of accounting for employee stock options under SFAS No. 123, "Accounting for Stock-Based Compensation". The Company believes the use of the fair-value method to record employee stock-based compensation expense is consistent with the Company's accounting for all other forms of compensation. This method of accounting for stock options will be used for all awards granted or modified after January 1, 2003. The Hartford currently applies the intrinsic value-based provisions set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123 permits companies either to use the fair-value method and recognize compensation expense upon the issuance of stock options, thereby lowering earnings, or, alternatively, to disclose the pro-forma impact of the issuance.

The FASB is conducting a fast-track project, which proposes three optional transition methods for entities that decide to voluntarily adopt the fair value recognition principles of SFAS No. 123 and modifies the disclosure requirements of that Statement. Under the guidance contained in an exposure draft issued by the FASB, entities would have the ability to select any one of the three proposed transition methods. While The Hartford is committed to expensing the fair value of its option grants, the ultimate transition method to be used by The Hartford will be determined at the completion of the FASB project.

Upon adoption of the fair-value recognition provisions of accounting for employee stock options under SFAS No. 123 by The Hartford, the Company will expense its portion of the cost of stock options allocated by The Hartford.

2.    GOODWILL

Effective January 1, 2002, the Company adopted SFAS No. 142 and accordingly ceased all amortization of goodwill.

The following table shows net income for the third quarter and nine months ended September 30, 2002 and 2001, with the 2001 periods adjusted for goodwill amortization recorded during the specified period.

                                                                      THIRD QUARTER ENDED        NINE MONTHS ENDED
                                                                         SEPTEMBER 30,             SEPTEMBER 30,
                                                                      --------------------------------------------
NET INCOME                                                             2002         2001         2002         2001
------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of accounting changes                 $ 146        $ 265        $ 335        $ 535
Goodwill amortization, net of tax                                        --           --           --            3
------------------------------------------------------------------------------------------------------------------
Adjusted income before cumulative effect of accounting changes          146          265          335          538
Cumulative effect of accounting changes, net of tax                      --           --           --           (6)
------------------------------------------------------------------------------------------------------------------
Adjusted net income                                                   $ 146        $ 265        $ 335        $ 532
==================================================================================================================

The following table shows the Company's intangible assets that continue to be subject to amortization and aggregate amortization expense. Except for goodwill, the Company has no intangible assets with indefinite useful lives.

                                                          AS OF SEPTEMBER 30, 2002
                                                         ---------------------------
                                                          GROSS         ACCUMULATED
                                                         CARRYING           NET
AMORTIZED INTANGIBLE ASSETS                               AMOUNT        AMORTIZATION
------------------------------------------------------------------------------------
Present value of future profits                            $536             $ 69
------------------------------------------------------------------------------------
Total                                                      $536             $ 69
====================================================================================

Net amortization expense for the third quarter ended and nine months ended September 30, 2002 was $13 and $32, respectively.

Estimated future net amortization expense for the succeeding five years is as follows:

     For the year ending December 31,
------------------------------------------------------
2002                                      $    44
2003                                      $    41
2004                                      $    39
2005                                      $    36
2006                                      $    34
------------------------------------------------------

The carrying amount of goodwill is $186 as of both September 30, 2002 and December 31, 2001.

3.    SEPTEMBER 11 TERRORIST ATTACK

As a result of the September 11 terrorist attack, the Company recorded an estimated loss amounting to $9, net of taxes and reinsurance, in the third quarter of 2001. The Company based the loss estimate upon a review of insured exposures using a variety of assumptions and actuarial techniques, including estimated amounts for unknown and unreported policyholder losses. Also included was an estimate of amounts recoverable under the Company's ceded reinsurance programs, including the cost of additional reinsurance premiums. In the first quarter of 2002, the Company recognized a $3 after-tax benefit related to favorable development of reserves related to the September 11 terrorist attack.

4.    DERIVATIVES AND HEDGING ACTIVITIES

The Company utilizes a variety of derivative instruments in the ordinary course of business, including swaps, caps, floors, forwards and exchange traded futures and options, to manage risk through one of four Company approved risk management strategies: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; or to control transaction costs; or to enter into income enhancement and replication transactions. All of the Company's derivative transactions are permitted uses of derivatives under the derivatives use plan filed and/ or approved, as applicable, by the State of Connecticut and State of New York insurance departments.

For a detailed discussion of the Company's use of derivative instruments, see
Note 2(e) of Notes to Consolidated Financial Statements included in the Company's December 31, 2001 Form 10-K Annual Report.

As of September 30, 2002, the Company reported $209 of derivative assets in other investments and $70 of derivative liabilities in other liabilities.

Cash-Flow Hedges

For the third quarter and nine months ended September 30, 2002, the Company's gross gains and losses representing the total ineffectiveness of all cash-flow hedges were immaterial, with the net impact reported as realized capital gains or losses. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness.

Gains and losses on derivative contracts that are reclassified from other comprehensive income to current period earnings are included in the line item in the statement of income in which the hedged item is recorded. As of September 30, 2002, approximately $4.6 of after-tax deferred net gains on derivative instruments accumulated in other comprehensive income are expected to be reclassified to earnings during the next twelve months. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains/losses as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is twelve months. As of September 30, 2002, the Company held approximately $2.6 billion in derivative notional value related to strategies categorized as cash-flow hedges. There were no reclassifications from other comprehensive income to earnings resulting from the discontinuance of cash-flow hedges during the quarter and nine months ended September 30, 2002.

Fair-Value Hedges

For the third quarter and nine months ended September 30, 2002, the Company's gross gains and losses representing the total ineffectiveness of all fair-value hedges were immaterial, with the net impact reported as realized capital gains or losses. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness. As of September 30, 2002, the Company held approximately $180 in derivative notional value related to strategies categorized as fair-value hedges.

Other Risk Management Activities

The Company's other risk management activities primarily relate to strategies used to reduce economic risk or enhance income and do not receive hedge accounting treatment. Swap agreements, interest rate cap and floor agreements and option contracts are used to reduce economic risk. Income enhancement and replication transactions include the use of written covered call options which offset embedded equity call options, total return swaps and synthetic replication of cash market instruments. The change in the value of all derivatives held for other risk management purposes are reported in current period earnings as realized capital gains or losses. As of September 30, 2002, the Company held approximately $2.9 billion in derivative notional value related to strategies categorized as Other Risk Management Activities.

5.    FORTIS ACQUISITION

On April 2, 2001, The Hartford, through Hartford Life, Inc. and its subsidiaries ("Hartford Life"), acquired the U.S. individual life insurance, annuity and mutual fund businesses of Fortis, Inc. (operating as Fortis Financial Group, or "Fortis") for $1.12 billion in cash. Hartford Life affected the acquisition through several reinsurance agreements between the Company and subsidiaries of Fortis and the purchase of 100% of the stock of Fortis Advisers, Inc. and Fortis Investors, Inc., wholly-owned subsidiaries of Fortis, by another subsidiary of Hartford Life. The acquisition was recorded as a purchase transaction and as such, the revenues and expenses generated by this business from April 2, 2001 are included in the Consolidated Statements of Income.

Hartford Life financed the acquisition through (1) a capital contribution from The Hartford of $615 from its February 16, 2001 offering of common stock (2) net proceeds from the March 1, 2001 issuance of $400 of senior debt securities under Hartford Life's shelf registration and (3) net proceeds from the March 6, 2001 issuance of $200 of trust preferred securities under Hartford Life's shelf registration. Of the amounts identified above, $761 was contributed to the Company to affect the acquisition of the individual life and annuity businesses of Fortis.

6.    SALE OF SUDAMERICANA HOLDING S.A

On September 7, 2001, Hartford Life completed the sale of its ownership interest in an Argentine subsidiary, Sudamericana Holding S.A. The Company recognized an after-tax net realized capital loss of $11 related to the sale.

7.    COMMITMENTS AND CONTINGENCIES

(a) LITIGATION

Hartford Life Insurance Company is involved in various legal actions, in the normal course of its business, in which claims for alleged economic and punitive damages have been or may be asserted. Some of the pending litigation has been filed as purported class actions and some actions have been filed in certain jurisdictions that permit punitive damage awards that are disproportionate to the actual damages incurred. Although there can be no assurances, at the present time, the Company does not anticipate that the ultimate liability arising from potential, pending or threatened legal actions, after consideration of provisions made for estimated losses and costs of defense, will have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

On March 15, 2002, a jury in the U.S. District Court for the Eastern District of Missouri issued a verdict in Bancorp Services, LLC ("Bancorp") v. Hartford Life Insurance Company, et al. in favor of Bancorp in the amount of $118. The case involved claims of patent infringement, misappropriation of trade secrets, and breach of contract against the Company and its affiliate International Corporate Marketing Group, Inc. ("ICMG"). The judge dismissed the patent infringement claim on summary judgment. The jury's award was based on the last two claims. On August 28, 2002, the Court entered an order awarding Bancorp prejudgment interest on the breach of contract claim in the amount of $16.

Hartford Life Insurance Company and ICMG have moved the district court for, among other things, judgment as a matter of law or a new trial, and intend to appeal the judgment if the district court does not set it aside or substantially reduce it. In either event, the Company's management, based on the opinion of its legal advisors, believes that there is a substantial likelihood that the jury award will not survive at its current amount. Based on the advice of legal counsel regarding the potential outcome of this litigation, the Company recorded an $11 after-tax charge in the first quarter of 2002 to increase litigation reserves associated with this matter. Should Hartford Life Insurance Company and ICMG not succeed in eliminating or reducing the judgment, a significant additional expense would be recorded in the future related to this matter.

The Company is involved in arbitration with one of its primary reinsurers relating to policies with death benefit guarantees written from 1994 to 1999. The arbitration involves alleged breaches under the reinsurance treaties. Although the Company believes that its position in this pending arbitration is strong, an adverse outcome could result in a decrease to the Company's statutory surplus and capital and potentially increase the death benefit costs incurred by the Company in the future. The arbitration hearing began in October 2002.

(b) TAX MATTERS

The Company's Federal income tax returns are routinely audited by the Internal Revenue Service ("IRS"). Throughout the audit of the 1996-1997 years, the Company and the IRS have been engaged in an ongoing dispute regarding what portion of the separate account dividends-received deduction ("DRD") is deductible by the Company. During 2001, the Company continued its discussions with the IRS. As part of the Company's due diligence with respect to this issue, the Company closely monitored the activities of the IRS with respect to other taxpayers on this issue and consulted with outside tax counsel and advisors on the merits of the Company's separate account DRD. The due diligence was completed during the third quarter of 2001 and the Company concluded that it was probable that a greater portion of the separate account DRD claimed on its filed returns would be realized. Based on the Company's assessment of the probable outcome, the Company concluded an additional $130 tax benefit was appropriate to record in the third quarter of 2001, relating to the tax years 1996-2000. Additionally, the Company increased its estimate of the separate account DRD recognized with respect to tax year 2001 from $44 to $60.

Throughout the audit in 2002, the Company and its IRS agent requested advice from the National Office of the IRS with respect to certain aspects of the computation of the separate account DRD that had been claimed by the Company for the 1996-1997 audit period. During September 2002, the IRS National Office issued a ruling that confirmed that the Company had properly computed the items in question in the separate account DRD claimed on its 1996-1997 tax returns. Additionally, during the third quarter, the Company reached agreement with the IRS on all other issues with respect to the 1996-1997 tax years. The Company recorded a benefit of $76 during the third quarter of 2002, primarily relating to the tax treatment of such issues for the 1996-1997 tax years, as well as appropriate carryover adjustments to the 1998-2002 years. The Company will continue to monitor further developments surrounding the computation of the separate account DRD, as well as other items, and will adjust its estimate of the probable outcome of these issues as developments warrant. Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from tax examinations and other tax-related matters for all open tax years.

8.    SEGMENT INFORMATION

Hartford Life Insurance Company is organized into three reportable operating segments: Investment Products, Individual Life and Corporate Owned Life Insurance (COLI). Investment Products offers individual fixed and variable annuities, retirement plan services and other investment products. Individual Life sells a variety of life insurance products, including variable life, universal life and term life insurance. COLI primarily offers variable products used by employers to fund non-qualified benefits or other post-employment benefit obligations as well as leveraged COLI. The Company includes in an "Other" category corporate items not directly allocable to any of its reportable operating segments, as well as certain group benefit products including group life and disability insurance that is directly written by the Company and is substantially ceded to its parent, Hartford Life and Accident Insurance Company, a wholly-owned subsidiary of Hartford Life.

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

THIRD QUARTER ENDED      Investment    Individual
SEPTEMBER 30, 2002        Products        Life          COLI         Other          Total
------------------------------------------------------------------------------------------
Total revenues             $  543        $  216        $  145        $  (78)        $  826
Net income                     81            30            10            25            146
------------------------------------------------------------------------------------------

THIRD QUARTER ENDED      Investment    Individual
SEPTEMBER 30, 2001        Products        Life          COLI         Other          Total
------------------------------------------------------------------------------------------
Total revenues             $  525        $  205        $  169        $   18         $  917
Net income                     92            26             8           139            265
------------------------------------------------------------------------------------------

NINE MONTHS ENDED        Investment    Individual
SEPTEMBER 30, 2002        Products        Life          COLI         Other          Total
------------------------------------------------------------------------------------------
Total revenues             $1,627        $  644        $  450        $ (168)        $2,553
Net income                    266            86            19           (36)           335
------------------------------------------------------------------------------------------

NINE MONTHS ENDED        Investment    Individual
SEPTEMBER 30, 2001        Products        Life          COLI         Other          Total
------------------------------------------------------------------------------------------
Total revenues             $1,578        $  553        $  532        $   64         $2,727
Net income                    278            75            26           150            529
------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in millions, unless otherwise stated)

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") addresses the financial condition of Hartford Life Insurance Company and its subsidiaries ("Hartford Life Insurance Company" or the "Company") as of September 30, 2002, compared with December 31, 2001, and its results of operations for the third quarter and nine months ended September 30, 2002 compared with the equivalent periods in 2001. This discussion should be read in conjunction with the MD&A included in the Company's 2001 Form 10-K Annual Report.

Certain statements contained in this discussion, other than statements of historical fact, are forward-looking statements. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond Hartford Life Insurance Company's control and have been made based upon management's expectations and beliefs concerning future developments and their potential effect on the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on Hartford Life Insurance Company will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of certain factors. These factors include: the response of reinsurance companies under reinsurance contracts, the impact of increasing reinsurance rates, and the availability and adequacy of reinsurance to protect the Company against losses; the possibility of more unfavorable loss experience than anticipated; the possibility of general economic and business conditions that are less favorable than anticipated; the effect of changes in interest rates, the stock markets or other financial markets; stronger than anticipated competitive activity; unfavorable legislative, regulatory or judicial developments; the Company's ability to distribute its products through distribution channels, both current and future; the uncertain effects of emerging claim and coverage issues; the effect of assessments and other surcharges for guaranty funds; a downgrade in the Company's claims-paying, financial strength or credit ratings; the ability of the Company's subsidiaries to pay dividends to the Company; and other factors described in such forward-looking statements.

-------------------------------------------------------------------------------
INDEX
-------------------------------------------------------------------------------

Critical Accounting Policies                                                  14
Consolidated Results of Operations - Operating Summary                        16
Investment Products                                                           18
Individual Life                                                               18
Corporate Owned Life Insurance (COLI)                                         19
Investments                                                                   19
Capital Markets Risk Management                                               20
Regulatory Initiatives and Contingencies                                      22
Accounting Standards                                                          22

-------------------------------------------------------------------------------
CRITICAL ACCOUNTING POLICIES
-------------------------------------------------------------------------------
The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company has identified the following policies as critical accounting policies because they involve a higher degree of judgment. In applying these policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available at the time.

DEFERRED ACQUISITION COSTS

Policy acquisition costs, which include commissions and certain other expenses that vary with and are primarily associated with acquiring business, are deferred and amortized over the estimated lives of the contracts, usually 20 years.

Deferred policy acquisition costs ("DAC") related to investment contracts and universal life-type contracts are deferred and amortized using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of expected gross profits from investment, mortality and expense margins and surrender charges. Actual gross profits vary from management's estimates, resulting in increases or decreases in the rate of amortization. Management periodically reviews these estimates and evaluates the recoverability of the deferred acquisition cost asset. When appropriate, management revises its assumptions on the estimated gross profits of these contracts and the cumulative amortization for the books of business are re-estimated and adjusted by a cumulative charge or credit to income. The average long-term rate of assumed investment yield used in estimating expected gross profits related to variable annuity and variable life business was 9.0% at December 31, 2001, and for all other products including fixed annuities and other universal life type contracts, the average assumed investment yield ranged from 5.0% - 8.5%.

Deferred policy acquisition costs related to traditional policies are amortized over the premium-paying period of the related policies in proportion to the ratio of the present value of annual expected premium income to the present value of total expected premium income. Adjustments are made each year to recognize actual experience as compared to assumed experience for the current period.

To date, our experience has generally been comparable to the assumptions used in determining DAC amortization. However, if the Company was to experience a material adverse deviation in certain critical assumptions, including surrender rates, mortality experience, or investment performance, there could be a negative effect on the Company's consolidated results of operations or financial condition.

RESERVES

In accordance with applicable insurance regulations under which Hartford Life Insurance Company operates, the Company's life insurance subsidiaries establish and carry as liabilities actuarially determined reserves which are calculated to meet the Company's future obligations. Reserves for life insurance and disability contracts are based on actuarially recognized methods using prescribed morbidity and mortality tables in general use in the United States, which are modified to reflect the Company's actual experience when appropriate. These reserves are computed at amounts that, with additions from estimated premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet the Company's policy obligations at their maturities or in the event of an insured's death. Reserves also include unearned premiums, premium deposits, claims incurred but not reported ("IBNR") and claims reported but not yet paid. Reserves for assumed reinsurance are computed in a manner that is comparable to direct insurance reserves.

The liability for policy benefits for universal life-type contracts and interest-sensitive whole life policies is equal to the balance that accrues to the benefit of policyholders, including credited interest, amounts that have been assessed to compensate the Company for services to be performed over future periods, and any amounts previously assessed against policyholders that are refundable on termination of the contract. Certain contracts include provisions whereby a guaranteed death benefit is provided in the event that the contractholder's account value at death is below the guaranteed value. Although the Company reinsures the majority of the death benefit guarantees associated with its in-force block of business, declines in the equity market may increase the Company's net exposure to death benefits under these contracts. The Company records the death benefit costs, net of reinsurance, as they are incurred. For investment contracts, policyholder liabilities are equal to the accumulated policy account values, which consist of an accumulation of deposit payments plus credited interest, less withdrawals and amounts assessed through the end of the period. For the Company's group disability policies, the level of reserves is based on a variety of factors including particular diagnoses, termination rates and benefit levels.

The persistency of the Company's annuity and other interest-sensitive life insurance reserves is enhanced by policy restrictions on the withdrawal of funds. Withdrawals in excess of allowable penalty-free amounts are assessed a surrender charge during a penalty period, which is usually at least seven years. This surrender charge is initially a percentage of either the accumulation value or considerations received, which varies by product, and generally decreases gradually during the penalty period. Surrender charges are set at levels to protect the Company from loss on early terminations and to reduce the likelihood of policyholders terminating their policies during periods of increasing interest rates, thereby lengthening the effective duration of policy liabilities and improving the Company's ability to maintain profitability on such policies.

INVESTMENTS

The Company's investments in both fixed maturities, which include bonds, redeemable preferred stock and commercial paper, and equity securities, which include common and non-redeemable preferred stocks, are classified as "available for sale" in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, these securities are carried at fair value with the after-tax difference from amortized cost reflected in stockholders' equity as a component of accumulated other comprehensive income. Policy loans are carried at outstanding balance, which approximates fair value. Other invested assets consist primarily of limited partnership investments that are accounted for by the equity method, except in instances in which the Company's interest is so minor that it exercises virtually no influence over operating and financial policies. In such instances, the Company applies the cost method of accounting. The Company's net income from partnerships is included in net investment income. Other investments also include mortgage loans at amortized cost and derivatives at fair value.

The Company's accounting policy for impairment recognition requires other than temporary impairments charges to be recorded when it is determined that the Company is unable to recover its cost basis in the investment. Impairment charges on investments are included in net realized capital gains and losses. Factors considered in evaluating whether a decline in value is other than temporary include: (a) the length of time and the extent to which the fair value has been less than cost, (b) the financial condition and near-term prospects of the issuer, and (c) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery. In addition, for certain asset-backed and other securities, the Company evaluates the future cash flows expected from the securitized assets in determining whether a decline in fair value is other than temporary. Furthermore, for securities expected to be sold, an other than temporary impairment charge is recognized if the Company does not expect the fair value of a security to recover to cost or amortized cost prior to the expected date of sale. Once an impairment charge has been recorded, the Company then continues to review the other than temporarily impaired securities for appropriate valuation on an ongoing basis.

The Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards and exchange traded futures and options, in order to achieve one of four Company approved objectives: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; to control transaction costs; or to enter into income enhancement and replication transactions. When derivatives meet specific criteria, they may be designated as hedges and accounted for as fair value or cash-flow hedges.

--------------------------------------------------------------------------------
CONSOLIDATED RESULTS OF OPERATIONS: OPERATING SUMMARY
--------------------------------------------------------------------------------

OPERATING SUMMARY                                                              THIRD QUARTER ENDED             NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,                  SEPTEMBER 30,
                                                                             ------------------------------------------------------
                                                                              2002            2001           2002            2001
-----------------------------------------------------------------------------------------------------------------------------------
Revenues                                                                     $   826         $   917        $ 2,553         $ 2,727
Expenses                                                                         680             652          2,218           2,192
Cumulative effect of accounting changes, net of tax [1]                           --              --             --              (6)
===================================================================================================================================
  NET INCOME [2], [3]                                                            146             265            335             529
===================================================================================================================================
       Less:  Cumulative effect of accounting changes, net of tax [1]             --              --             --              (6)
       Net realized capital losses, after-tax                                    (58)             (9)          (148)            (23)
===================================================================================================================================
  OPERATING INCOME [2], [3]                                                  $   204         $   274        $   483         $   558
===================================================================================================================================

[1] For the nine months ended September 30, 2001 represents the cumulative impact of the Company's adoption of Emerging Issues Task Force ("EITF") Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" and SFAS No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities".

[2] Includes $76 and $130 for the third quarter and nine months ended September 30, 2002 and 2001, respectively, related to favorable tax items.

[3] Includes $9 of after-tax losses for the third quarter and nine months ended September 30, 2001 related to September 11, and a $3 after-tax benefit for the nine months ended September 30, 2002 due to favorable development related to September 11. Additionally, for the nine months ended September 30, 2002, includes $11 after-tax expense related to the Bancorp Services, LLC litigation.

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

Revenues decreased $91, or 10%, and $174, or 6%, for the third quarter and nine months ended September 30, 2002, respectively, as compared to the equivalent periods in 2001. The decreases were primarily driven by realized capital losses of $92 and $230 for the third quarter and nine months ended September 30, 2002, respectively, as compared to $14 and $36 for the equivalent periods in 2001. (See the Investments section of the MD&A for further discussion of investment results and related net realized capital losses.) In addition, COLI experienced a decline in revenues as a result of the decrease in leveraged COLI account values as compared to a year ago. However, the Company experienced revenue growth across its other operating segments. Revenues related to the Investment Products segment increased as a result of continued growth related to its institutional investment product business, which more than offset the decline in revenues within the individual annuity operation. The individual annuity operation was impacted by lower assets under management due to the decline in the equity markets. Additionally, Individual Life revenues were higher as the result of the Fortis acquisition and increased life insurance in-force for the nine months ended September 30, 2002.

Expenses increased $28, or 4%, for the third quarter ended September 30, 2002, primarily due to a lower benefit recorded related to favorable resolution of separate account dividends-received deduction ("DRD")-related tax items as compared to the same period in 2001. Expenses for the nine months ended September 30, 2002 increased $26, or 1% as compared to the equivalent prior year period, which is primarily driven by the Fortis acquisition and the Investment Products segment, principally related to the growth in the institutional investment product business and an increase in death benefits related to the individual annuity operation, as a result of the lower equity markets. In addition, expenses for the nine months ended September 30, 2002 include $11, after-tax, of accrued expenses recorded within the COLI segment related to the Bancorp litigation. (For a discussion of the Bancorp litigation, see "Item 1. Legal Proceedings".) Also included in expenses for the nine months ended September 30, 2002 was an after-tax benefit of $3, recorded within "Other," associated with favorable development related to the Company's estimated September 11 exposure.

Operating income decreased $70, or 26%, and $75, or 13%, for the third quarter and nine months ended September 30, 2002, respectively. Excluding the impact of the September 11 in the third quarter of 2001, operating income decreased $79, or 28%, for the third quarter ended September 30, 2002. For the nine months ended September 30, 2002, the Company recognized a $3 after-tax benefit due to favorable development related to September 11. Excluding the impact of the September 11, operating income for the nine months ended September 30, 2002 decreased $81, or 14%. Individual Life earnings increased $4, or 15%, and $11, or 15%, for the third quarter and nine months ended September 30, 2002 respectively. Excluding the impact of the September 11, Individual Life's earnings increased $1, or 3%, and $8, or 10%, for the third quarter and nine months ended September 30, 2002, respectively as the result of higher fee income as the result of the Fortis acquisition. COLI earnings increased $2, or 25%, for the third quarter due to lower death benefits, interest credited expenses, and other insurance expenses, which more than offset the decline in revenues discussed above. Excluding the impact of September 11, COLI's earnings remained consistent for the third quarter ended September 30, 2002. For the nine months ended September 30, 2002, COLI operating income decreased $7, or 27%. Excluding the impact of September 11, COLI's earnings decreased $9, or 32%, primarily the result of the charge associated with the Bancorp litigation. Operating income for the Investment Products segment was down $11, or 12%, and $12 or 4%, for the third quarter and nine months ended September 30, 2002, respectively as growth in the other investment products businesses, particularly institutional investment products was more than offset by the decline in revenues in the individual annuity operation, which was negatively impacted by the lower equity markets.

Beginning in January 2003, The Hartford will adopt the fair-value recognition provisions of accounting for employee stock options under SFAS No. 123, "Accounting for Stock-Based Compensation". The Company believes the use of the fair-value method to record employee stock-based compensation expense is consistent with the Company's accounting for all other forms of compensation. This method of accounting for stock options will be used for all awards granted or modified after January 1, 2003. The Hartford currently applies the intrinsic value-based provisions set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123 permits companies either to use the fair-value method and recognize compensation expense upon the issuance of stock options, thereby lowering earnings, or, alternatively, to disclose the pro-forma impact of the issuance.

The FASB is conducting a fast-track project, which proposes three optional transition methods for entities that decide to voluntarily adopt the fair value recognition principles of SFAS No. 123 and modifies the disclosure requirements of that Statement. Under the guidance contained in an exposure draft issued by the FASB, entities would have the ability to select any one of the three proposed transition methods. While The Hartford is committed to expensing the fair value of its option grants, the ultimate transition method to be used by The Hartford will be determined at the completion of the FASB project.

Upon adoption of the fair-value recognition provisions of accounting for employee stock options under SFAS No. 123 by The Hartford, the Company will expense its portion of the cost of stock options allocated by The Hartford.


SEGMENT RESULTS

Below is a summary of net income by segment.

                                             THIRD QUARTER ENDED        NINE MONTHS ENDED
                                                SEPTEMBER 30,             SEPTEMBER 30,
                                             ---------------------------------------------
                                             2002         2001         2002          2001
------------------------------------------------------------------------------------------
Investment Products                          $  81        $  92        $ 266         $ 278
Individual Life                                 30           26           86            75
Corporate Owned Life Insurance (COLI)           10            8           19            26
Other (1), (2), (3), (4)                        25          139          (36)          150
------------------------------------------------------------------------------------------
    NET INCOME                               $ 146        $ 265        $ 335         $ 529
==========================================================================================

(1) For the quarter ended September 30, 2001, represents the cumulative impact of the Company's adoption of EITF Issue 99-20. For the nine months ended September 30, 2001 represents the cumulative impact of the Company's adoption of EITF Issue 99-20 and SFAS No. 133.

(2) For the third quarter and nine months ended September 30, 2002 include net realized capital losses, after-tax, of $58 and $148, respectively. For the third quarter and nine months ended September 30, 2001 include net realized capital losses, after-tax of $9 and $23, respectively.

(3) Includes $76 and $130 for the third quarter and nine months ended September 30, 2002 and 2001, respectively, related to favorable tax items.

(4) Includes $9 of after-tax losses for the third quarter and nine months ended September 30, 2001 related to the September 11 Terrorist Attack, and a $3 after-tax benefit for the nine months ended September 30, 2002 due to favorable development related to the September 11, 2001 Terrorist Attack. Additionally, for the nine months ended September 30, 2002, includes $11 after-tax expense related to Bancorp Services, LLC litigation.

The sections that follow analyze each segment's results. Investment results are discussed separately following the segment overviews.

-------------------------------------------------------------------------------
INVESTMENT PRODUCTS
-------------------------------------------------------------------------------

                              THIRD QUARTER ENDED            NINE MONTHS ENDED
                                 SEPTEMBER 30,                 SEPTEMBER 30,
                             ---------------------------------------------------
                              2002           2001           2002           2001
--------------------------------------------------------------------------------
Revenues                     $  543         $  525         $1,627         $1,578
Expenses                        462            433          1,361          1,300
--------------------------------------------------------------------------------
   NET INCOME                $   81         $   92         $  266         $  278
================================================================================

Revenues in the Investment Products segment increased $18, or 3%, and $49, or 3%, for the third quarter and nine months ended September 30, 2002, respectively, primarily driven by growth in the institutional investment product business, where related assets under management increased $1.2 billion, or 15% to $9.4 billion as of September 30, 2002 as compared to the equivalent period in 2001. The revenue increase described above was partially offset by lower fee income related to the individual annuity operation as average account values decreased from prior year levels, primarily due to the lower equity markets.

Expenses increased $29, or 7%, and $61, or 5%, for the third quarter and nine months ended September 30, 2002, respectively, primarily driven by increases in benefits and claim expenses and operating expenses as a result of the growth in the institutional investment products business and an increase in the death benefit costs incurred by the individual annuity operation, as a direct result of the lower equity markets. Partially offsetting these increases were decreases in amortization of policy acquisition costs related to the individual annuity business, which declined as a result of lower estimated gross profits, driven by the decrease in fee income and the increase in death benefit costs.

Net income decreased $11, or 12%, and $12, or 4%, for the third quarter and nine months ended September 30, 2002, respectively. The growth in revenues was related to other investment products, particularly the institutional investment product business. This growth was almost completely offset by the decline in revenues in the individual annuity operation, which was negatively impacted by the lower equity markets. Additionally, increases in the death benefit costs incurred by the individual annuity operation as the result of the lower equity markets contributed to the decreased earnings as compared to the equivalent period in 2001. (For discussion of the potential future financial statement impact of continued declines in the equity market on the Investment Products segment, see the Capital Markets Risk Management section under "Market Risk").

-------------------------------------------------------------------------------
INDIVIDUAL LIFE
-------------------------------------------------------------------------------

                                  THIRD QUARTER ENDED          NINE MONTHS ENDED
                                     SEPTEMBER 30,               SEPTEMBER 30,
                                  ----------------------------------------------
                                  2002          2001          2002          2001
--------------------------------------------------------------------------------
Revenues                          $216          $205          $644          $553
Expenses                           186           179           558           478
--------------------------------------------------------------------------------
   NET INCOME                     $ 30          $ 26          $ 86          $ 75
================================================================================

Revenues in the Individual Life segment increased $11, or 5%, and $91, or 16%, for the third quarter and nine months ended September 30, 2002, respectively. For the third quarter, the revenue growth was primarily driven by an increase in fee income as the result of an increase in life insurance in-force as of September 30, 2002 as compared to the equivalent period in 2001. The revenue growth related to the nine months ended September 30, 2002 was attributed to higher fee income and investment income related to the Fortis transaction.

Expenses increased $7, or 4%, and $80, or 17%, for the third quarter and nine months ended September 30, 2002, principally driven by the growth in the business resulting from the Fortis acquisition. In addition, mortality experience (expressed as death claims as a percentage of net amount at risk) for the nine months ended September 30, 2002 was higher than the comparable prior year period primarily due to a higher than expected occurrence of large claims during the first quarter of 2002.

Net income increased $4, or 15%, and $11, or 15%, for the third quarter and nine months ended September 30, 2002, respectively. Individual Life incurred an after-tax charge of $3 related to the September 11 Terrorist Attack in the third quarter of 2001. Excluding this charge, Individual Life's earnings increased $1, or 3%, and $8, or 10% for the third quarter and nine months ended September 30, 2002, respectively. The increase for the nine months ended September 30, 2002 was due to the contribution to earnings from the Fortis transaction, which more than offset the unfavorable mortality experience.

--------------------------------------------------------------------------------
CORPORATE OWNED LIFE INSURANCE (COLI)
--------------------------------------------------------------------------------

                                  THIRD QUARTER ENDED          NINE MONTHS ENDED
                                     SEPTEMBER 30,               SEPTEMBER 30,
                                  ----------------------------------------------
                                  2002          2001          2002          2001
--------------------------------------------------------------------------------
Revenues                          $145          $169          $450          $532
Expenses                           135           161           431           506
--------------------------------------------------------------------------------
   NET INCOME                     $ 10          $  8          $ 19          $ 26
================================================================================

COLI revenues decreased $24, or 14%, and $82, or 15%, for the third quarter and nine months ended September 30, 2002, respectively, primarily related to lower net investment and fee income related to the declining block of leveraged COLI, where related account values declined by $1.2 billion, or 26%. Net investment income decreased $20, or 23%, and $57, or 21%, for the third quarter and nine months ended September 30, 2002, respectively, while fee income decreased $4, or 5%, and $24, or 10%, over the comparable prior year periods.

Expenses decreased $26, or 16%, and $75, or 15%, for the third quarter and nine months ended September 30, 2002, respectively, consistent with the decrease in revenues described above. However, the decrease for the nine months ended September 30, 2002 was partially offset by $11, after-tax, in accrued litigation expenses related to the Bancorp dispute. (For a discussion of the Bancorp litigation, see "Item 1. Legal Proceedings".)

Net income in the third quarter increased $2, or 25%, compared to prior year. COLI incurred an after-tax charge of $2 related to the September 11 Terrorist Attack in the third quarter of 2001. Excluding this charge, COLI's earnings remained consistent for the third quarter ended September 30, 2002, as the decrease in benefits and claims expenses and other insurance expenses offset the decrease in revenues discussed above. Net income decreased $7, or 27%, for the nine months ended September 30, 2002. Excluding the impact of the September 11 Terrorist Attack, COLI's earnings decreased $9, or 32%, principally due to the $11, after-tax expense accrued in connection with the Bancorp litigation.

--------------------------------------------------------------------------------
INVESTMENTS
--------------------------------------------------------------------------------

Invested assets, excluding separate account assets, totaled $28.1 billion as of September 30, 2002 and were comprised of $24.0 billion of fixed maturities, $2.9 billion of policy loans, equity securities of $48 and other investments of $1.1 billion. As of December 31, 2001, general account invested assets totaled $23.6 billion and were comprised of $19.1 billion of fixed maturities, $3.3 billion of policy loans, equity securities of $64 and other investments of $1.1 billion. Policy loans are secured by the cash value of the underlying life policy and do not mature in a conventional sense, but expire in conjunction with the related policy liabilities.

Invested assets increased by $4.5 billion. The increase was primarily due to an increase in fixed maturities as a result of the investment of increased general account operating cash flow and an increase in fair value due to a lower interest rate environment.

The following table identifies fixed maturities by type held in the Company's general account as of September 30, 2002 and December 31, 2001.

                                                  SEPTEMBER 30, 2002            DECEMBER 31, 2001
                                               ----------------------------------------------------
FIXED MATURITIES BY TYPE                       FAIR VALUE      PERCENT      FAIR VALUE      PERCENT
---------------------------------------------------------------------------------------------------
Corporate                                        $12,756         53.2%        $10,443         54.5%
Asset backed securities                            3,555         14.8%          3,131         16.4%
Commercial mortgage backed securities              3,499         14.6%          2,534         13.2%
Mortgage backed securities -- agency               1,484          6.2%            800          4.2%
Short-term                                         1,354          5.7%          1,008          5.3%
Collateralized mortgage obligations                  689          2.9%            591          3.1%
Government/Government agencies -- Foreign            465          1.9%            327          1.7%
Government/Government agencies -- U.S.               135          0.6%            260          1.4%
Municipal - taxable                                   31          0.1%             47          0.2%
Municipal - exempt                                     1           --              --           --
Redeemable preferred stock                            --           --               1           --
---------------------------------------------------------------------------------------------------
     TOTAL FIXED MATURITIES                      $23,969        100.0%        $19,142        100.0%
---------------------------------------------------------------------------------------------------

INVESTMENT RESULTS

The table below summarizes the Company's investment results.

                                                              THIRD QUARTER ENDED                NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                     SEPTEMBER 30,
                                                            ----------------------------------------------------------
(Before-tax)                                                 2002             2001             2002             2001
----------------------------------------------------------------------------------------------------------------------
Net investment income - excluding policy loan income        $   337          $   300          $   963          $   874
Policy loan income                                               60               77              194              232
----------------------------------------------------------------------------------------------------------------------
Net investment income - total                               $   397          $   377          $ 1,157          $ 1,106
----------------------------------------------------------------------------------------------------------------------
Yield on average invested assets (1)                            6.1%             6.8%             6.2%             7.2%
----------------------------------------------------------------------------------------------------------------------
Net realized capital losses                                 $   (92)         $   (14)         $  (230)         $   (36)
----------------------------------------------------------------------------------------------------------------------

(1) Represents annualized net investment income (excluding net realized capital gains or losses) divided by average invested assets at cost (fixed maturities at amortized cost).

For the third quarter and nine months ended September 30, 2002, net investment income, excluding policy loans, increased $37, or 12%, and $89, or 10%, respectively, compared to the prior year periods. The increase was primarily due to income earned on a higher invested asset base partially offset by lower investment yields. Invested assets increased 19% from December 31, 2001. Yield on average invested assets decreased as a result of lower rates on new investment purchases and decreased policy loan income.

Net realized capital losses for the third quarter and nine months ended September 30, 2002, increased by $78 and $194, respectively compared to the prior year periods. Included in 2002 net realized capital losses for the third quarter and nine months ended September 30, 2002 were write-downs for other than temporary impairments on fixed maturities of $102 and $239, respectively, partially offset by net realized capital gains attributable to portfolio rebalancing activities. Included in 2001 net losses were losses associated with the credit deterioration of certain investments in which the Company has an indirect economic interest.

--------------------------------------------------------------------------------
CAPITAL MARKETS RISK MANAGEMENT
--------------------------------------------------------------------------------

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

As of September 30, 2002 and December 31, 2001, over 95% and 96%, respectively, of the fixed maturity portfolio was invested in securities rated investment grade. While the overall credit quality of the fixed maturity portfolio has remained essentially unchanged, the percentages of BB & below holdings have increased due to downgraded credit ratings primarily in public corporate bonds.

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

In addition, prolonged declines in the equity market may also decrease the Company's expectations of future gross profits, which are utilized to determine the amount of DAC to be amortized in a given financial statement period. A significant decrease in the Company's expected gross profits would require the Company to accelerate the amount of DAC amortization in a given period, potentially causing a material adverse deviation in that period's net income. Although an acceleration of DAC amortization would have a negative impact on the Company's earnings, it would not affect the Company's cash flow or liquidity position.

Additionally, the Investment Products segment sells variable annuity contracts that offer various guaranteed death benefits. For certain guaranteed death benefits, the Company pays the greater of (1) the account value at death; (2) the sum of all premium payments less prior withdrawals; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary. The Company currently reinsures a significant portion of these death benefit guarantees associated with its in-force block of business. The Company currently records the death benefit costs, net of reinsurance, as they are incurred. Declines in the equity market may increase the Company's net exposure to death benefits under these contracts.

The Company's total gross exposure (i.e. before reinsurance) to these guaranteed death benefits as of September 30, 2002 is $25.9 billion. Due to the fact that 81% of this amount is reinsured, the Company's net exposure is $4.9 billion. This amount is often referred to as the net amount at risk. However, the Company will only incur these guaranteed death benefit payments in the future if the policyholder has an in-the-money guaranteed death benefit at their time of death. In order to analyze the total costs that the Company may incur in the future related to these guaranteed death benefits, the Company performed an actuarial present value analysis. This analysis included developing a model utilizing 250 stochastically generated investment performance scenarios and best estimate assumptions related to mortality and lapse rates. A range of projected costs was developed and discounted back to the statement date utilizing the Company's cost of capital, which for this purpose was assumed to be 9.25%. Based on this analysis, the Company estimated that the present value of the retained death benefit costs to be incurred in the future fell within a range of $91 to $378. This range was calculated utilizing a 95% confidence interval. The median of the 250 stochastically generated scenarios was $184.

Furthermore, the Company is involved in arbitration with one of its primary reinsurers relating to policies with such death benefit guarantees written from 1994 to 1999. The arbitration involves alleged breaches under the reinsurance treaties. Although the Company believes that its position in this pending arbitration is strong, an adverse outcome could result in a decrease to the Company's statutory surplus and capital and potentially increase the death benefit costs incurred by the Company in the future. The arbitration hearing began in October 2002.

Derivative Instruments

The Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards and exchange traded futures and options, in compliance with Company policy and regulatory requirements in order to achieve one of four Company-approved risk management strategies: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; to control transaction costs; or to enter into income enhancement and replication transactions. The Company does not make a market or trade derivatives for the express purpose of earning trading profits. (For further discussion on The Company's use of derivative instruments, refer to Note 4 of Notes to Consolidated Financial Statements.)

--------------------------------------------------------------------------------
REGULATORY INITIATIVES AND CONTINGENCIES
--------------------------------------------------------------------------------
NAIC CODIFICATION

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained in the Capital Markets Risk Management section of Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10-Q, have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-14(c).

Changes in internal controls.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Hartford Life Insurance Company is involved in various legal actions, in the normal course of its business, in which claims for alleged economic and punitive damages have been or may be asserted. Some of the pending litigation has been filed as purported class actions and some actions have been filed in certain jurisdictions that permit punitive damage awards that are disproportionate to the actual damages incurred. Although there can be no assurances, at the present time, the Company does not anticipate that the ultimate liability arising from potential, pending or threatened legal actions, after consideration of provisions made for estimated losses and costs of defense, will have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

On March 15, 2002, a jury in the U.S. District Court for the Eastern District of Missouri issued a verdict in Bancorp Services, LLC ("Bancorp") v. Hartford Life Insurance Company, et al. in favor of Bancorp in the amount of $118. The case involved claims of patent infringement, misappropriation of trade secrets, and breach of contract against the Company and its affiliate International Corporate Marketing Group, Inc. ("ICMG"). The judge dismissed the patent infringement claim on summary judgment. The jury's award was based on the last two claims. On August 28, 2002, the Court entered an order awarding Bancorp prejudgment interest on the breach of contract claim in the amount of $16.

Hartford Life Insurance Company and ICMG have moved the district court for, among other things, judgment as a matter of law or a new trial, and intend to appeal the judgment if the district court does not set it aside or substantially reduce it. In either event, the Company's management, based on the opinion of its legal advisors, believes that there is a substantial likelihood that the jury award will not survive at its current amount. Based on the advice of legal counsel regarding the potential outcome of this litigation, the Company recorded an $11 after-tax charge in the first quarter of 2002 to increase litigation reserves associated with this matter. Should Hartford Life Insurance Company and ICMG not succeed in eliminating or reducing the judgment, a significant additional expense would be recorded in the future related to this matter.

The Company is involved in arbitration with one of its primary reinsurers relating to policies with death benefit guarantees written from 1994 to 1999. The arbitration involves alleged breaches under the reinsurance treaties. Although the Company believes that its position in this pending arbitration is strong, an adverse outcome could result in a decrease to the Company's statutory surplus and capital and potentially increase the death benefit costs incurred by the Company in the future. The arbitration hearing began in October 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits - None.

(b)   Reports on Form 8-K:

The Company filed a Form 8-K Current Report on August 13, 2002, Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, and Item 9, Regulation FD Disclosure, to report the filing of the certification of Thomas M. Marra, President, Chief Executive Officer and Chairman of the Company, which accompanied the Company's Form 10-Q for the quarterly period ended June 30, 2002, pursuant to 18 United States Code section 1350, as enacted by section 906 of the Sarbanes-Oxley Act of 2002; and to report the filing of the certification of David T. Foy, Senior Vice President and Chief Financial Officer of the Company, which accompanied the Company's Form 10-Q for the quarterly period ended June 30, 2002, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

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


                              HARTFORD LIFE INSURANCE COMPANY




                              /s/  Mary Jane B. Fortin
                              -------------------------------------------
                              Mary Jane B. Fortin
                              Senior Vice President and Chief Accounting Officer


NOVEMBER 14, 2002

                                 CERTIFICATIONS

      I, Thomas M. Marra, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Hartford Life Insurance Company;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

By :       /s/ Thomas M. Marra
         ---------------------------------
         Thomas M. Marra
         President, Chief Executive Officer and Chairman
         (Signature and Title)

I, David T. Foy, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Hartford Life Insurance Company;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

By :      /s/ David T. Foy
         ---------------------------------
         David T. Foy
         Senior Vice President and Chief Financial Officer
         (Signature and Title)