Form 10-K
period 2002-12-31
HARTFORD LIFE INSURANCE CO
filed 2003-03-06
CIK 45947

FORM 10-K

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

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

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [  ]    No [X]

The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of June 28, 2002 was $0, because all of the outstanding shares of Common Stock were owned by Hartford Life and Accident Insurance Company, a direct wholly owned subsidiary of Hartford Life, Inc.

As of February 28, 2003, there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant.

The registrant meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

Hartford Life Insurance Company (HLIC) is a leading financial services and insurance organization providing investment products such as variable annuities and individual and corporate owned life insurance.

CONTENTS

	ITEM	DESCRIPTION	PAGE
PART I	1	Business of Hartford Life Insurance Company*	3
	2	Properties*	8
	3	Legal Proceedings	8
	4	**
PART II	5	Market for Hartford Life Insurance Company’s Common Stock and Related Stockholder Matters	9
	6	**
	7	Management’s Discussion and Analysis of Financial Condition and Results of Operations*	10
	7A	Quantitative and Qualitative Disclosures About Market Risk	32
	8	Financial Statements and Supplementary Data	32
	9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	32
PART III	10	**
	11	**
	12	**
	13	**
	14	Controls and Procedures	32
PART IV	15	Exhibits, Financial Statements, Schedules and Reports on Form 8-K	33
		Signatures	II-1
		Certifications	II-2-3
		Exhibits Index	II-4

*     Item prepared in accordance with General Instruction I (2) of Form 10-K
**   Item omitted in accordance with General Instruction I (2) of Form 10-K

PART I

Item 1. BUSINESS OF HARTFORD LIFE INSURANCE COMPANY
(Dollar amounts in millions, unless otherwise stated)

General

Hartford Life Insurance Company and its subsidiaries (“Hartford Life Insurance Company” or the “Company”), is a direct subsidiary of Hartford Life and Accident Insurance Company (“HLA”), a wholly owned subsidiary of Hartford Life, Inc. (“Hartford Life”). Hartford Life is an indirect subsidiary of The Hartford Financial Services Group, Inc. (“The Hartford”). The Company, together with HLA, provides (i) investment products, including variable annuities, fixed market value adjusted (“MVA”) annuities, mutual funds and retirement plan services for the savings and retirement needs of over 1.5 million customers, (ii) life insurance for wealth protection, accumulation and transfer needs for approximately 740,000 customers, (iii) group benefits products such as group life and group disability insurance for the benefit of millions of individuals and (iv) corporate owned life insurance, which includes life insurance policies purchased by a company on the lives of its employees. The Company is one of the largest sellers of individual variable annuities, variable life insurance and group disability insurance in the United States. The Company’s strong position in each of its core businesses provides an opportunity to increase the sale of the Company’s products and services as individuals increasingly save and plan for retirement, protect themselves and their families against disability or death and engage in estate planning. In an effort to advance the Company’s strategy of growing its life and asset accumulation businesses, The Hartford acquired the individual life insurance, annuity and mutual fund businesses of Fortis on April 2, 2001. (For additional information, see the Capital Resources and Liquidity section of the MD&A and Note 15 of Notes to Consolidated Financial Statements).

In the past year, the Company’s total assets, decreased 2% to $142.1 billion at December 31, 2002 from $145.4 billion at December 31, 2001. The Company generated revenues of $3.4 billion, $3.7 billion and $3.4 billion in 2002, 2001 and 2000, respectively. Additionally, Hartford Life Insurance Company generated net income of $426, $646 and $487 in 2002, 2001 and 2000, respectively.

Customer Service, Technology and Economies of Scale

The Company maintains advantageous economies of scale and operating efficiencies due to its growth, attention to expense and claims management and commitment to customer service and technology. These advantages allow the Company to competitively price its products for its distribution network and policyholders. The Company continues to achieve operating efficiencies in its Investment Products segment. Operating expenses associated with the Company’s individual annuity products as a percentage of total individual annuity account values have been reduced since 1992, declining from 43 basis points to 25 basis points in 2002. In addition, the Company utilizes computer technology to enhance communications within the Company and throughout its distribution network in order to improve the Company’s efficiency in marketing, selling and servicing its products and, as a result, provides high-quality customer service. In recognition of excellence in customer service for variable annuities, Hartford Life Insurance Company was awarded the 2002 Annuity Service Award by DALBAR Inc., a recognized independent financial services research organization, for the seventh consecutive year. Hartford Life Insurance Company is the only company to receive this prestigious award in every year of the award’s existence. Additionally, the Company’s Individual Life Division won its second consecutive DALBAR award for service of life insurance customers and its first DALBAR Intermediary Service Award in 2002.

Risk Management

The Company’s product designs, prudent underwriting standards and risk management techniques are structured to protect it against disintermediation risk and greater than expected mortality and morbidity experience. As of December 31, 2002, the Company had limited exposure to disintermediation risk on approximately 96% of its domestic life insurance and annuity liabilities through the use of non-guaranteed separate accounts, MVA features, policy loans, surrender charges and non-surrenderability provisions. The Company effectively utilizes prudent underwriting to select and price insurance risks and regularly monitors mortality and morbidity assumptions to determine if experience remains consistent with these assumptions and to ensure that its product pricing remains appropriate. The Company also enforces disciplined claims management to protect itself against greater than expected morbidity experience.

Reporting Segments

Hartford Life Insurance Company is organized into three reportable operating segments: Investment Products, Individual Life and Corporate Owned Life Insurance (“COLI”). The Company includes in “Other” corporate items not directly allocable to any of its reportable operating segments as well as certain group benefits, including group life and group disability insurance that is directly written by the Company and is substantially ceded to its parent, HLA, realized capital gains and losses and intersegment eliminations. The following is a description of each segment, including a discussion of principal products, methods of distribution and competitive environments. Additional information on Hartford Life Insurance Company’s segments may be found in the MD&A and Note 14 of Notes to Consolidated Financial Statements.

Investment Products

The Investment Products segment focuses, through the sale of individual variable and fixed annuities, retirement plan services and other investment products, on the savings and retirement needs of the growing number of individuals who are preparing for retirement or who have already retired. Investment Products generated revenues of $2.2 billion in 2002 and $2.1 billion in 2001 and 2000, of which individual annuities accounted for $1.4 billion in 2002, 2001 and 2000. Net income in the Investment Products segment was $343, $375 and $354 in 2002, 2001 and 2000, respectively.

The Company sells both variable and fixed individual annuity products through a wide distribution network of national and regional broker-dealer organizations, banks and other financial institutions and independent financial advisors. The Company is a market leader in the annuity industry with sales of $11.6 billion, $10.0 billion and $10.7 billion in 2002, 2001 and 2000, respectively. The Company was the largest seller of individual retail variable annuities in the United States with sales of $10.3 billion in 2002 and $9.0 billion in 2001 and 2000. In addition, the Company continues to be the largest seller of individual retail variable annuities through banks in the United States.

The Company’s total account value related to individual annuity products was $74.9 billion as of December 31, 2002. Of this total account value, $64.3 billion, or 86%, related to individual variable annuity products and $10.6 billion, or 14%, related primarily to fixed MVA annuity products. In 2001, the Company’s total account value related to individual annuity products was $84.2 billion. Of this total account value, $74.6 billion, or 89%, related to individual variable annuity products and $9.6 billion, or 11%, related primarily to fixed MVA annuity products.

In addition to its leading position in individual annuities, Hartford Life Insurance Company continues to emerge as a significant participant in the mutual fund business and is among the top providers of retirement products and services, including asset management and plan administration sold to small and medium size corporations pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (referred to as “401(k)”) and to municipalities pursuant to Section 457 and 403(b) of the Internal Revenue Code of 1986, as amended (referred to as “Section 457” and “403(b)”, respectively). The Company also provides structured settlement contracts, terminal funding products and other investment products such as guaranteed investment contracts (“GICs”).

As previously mentioned, The Hartford acquired the individual annuity and mutual fund businesses of Fortis, Inc. in 2001. This acquisition helped solidify the Company’s strong position in variable annuities and strengthened the Company’s 401(k) sales.

Principal Products

Individual Variable Annuities — Hartford Life Insurance Company earns fees, based on policyholders’ account values, for managing variable annuity assets and maintaining policyholder accounts. The Company uses specified portions of the periodic deposits paid by a customer to purchase units in one or more mutual funds as directed by the customer, who then assumes the investment performance risks and rewards. As a result, variable annuities permit policyholders to choose aggressive or conservative investment strategies, as they deem appropriate, without affecting the composition and quality of assets in the Company’s general account. These products offer the policyholder a variety of equity and fixed income options, as well as the ability to earn a guaranteed rate of interest in the general account of the Company. The Company offers an enhanced guaranteed rate of interest for a specified period of time (no longer than twelve months) if the policyholder elects to dollar-cost average funds from the Company’s general account into one or more non-guaranteed separate accounts. Due to this enhanced rate and the volatility experienced in the overall equity markets, this option continues to be popular with policyholders. Additionally, the Investment Products segment sells variable annuity contracts that offer various guaranteed death benefits. For certain guaranteed death benefits, the Company pays the greater of (1) the account value at death; (2) the sum of all premium payments less prior withdrawals; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary.

Policyholders may make deposits of varying amounts at regular or irregular intervals and the value of these assets fluctuates in accordance with the investment performance of the funds selected by the policyholder. To encourage persistency, many of the Company’s individual variable annuities are subject to withdrawal restrictions and surrender charges. Surrender charges range up to 8% of the contract’s initial deposit less withdrawals, and reduce to zero on a sliding scale, usually within seven policy years. Volatility experienced by the equity markets over the past few years did not cause a significant increase in variable annuity surrenders, demonstrating that policyholders are generally aware of the long-term nature of these products. Individual variable annuity account values of $64.3 billion as of December 31, 2002, have grown significantly from $13.1 billion as of December 31, 1994, due to strong net cash flow, resulting from high levels of sales, low levels of surrenders and equity market appreciation. Approximately 88% and 94% of the individual variable annuity account values were held in non-guaranteed separate accounts as of December 31, 2002 and 2001, respectively.

In August 2002, The Company introduced Principal First, a new guaranteed withdrawal benefit rider which is sold in conjunction with the Company’s variable annuity contracts. The Principal First rider provides a guaranteed withdrawal benefit that gives the policyholder the right to make periodic surrenders that total an amount equal to the policyholder’s premium payments. This guarantee will remain in effect if periodic surrenders do not exceed an amount equal to 7% of premium payments each contract year. If the policyholder chooses to surrender an amount more than 7% in a contract year, then the guarantee may be reduced to an amount less than premium payments.

The assets underlying the Company’s variable annuities are managed both internally and by outside money managers, while the Company provides all policy administration services. The Company utilizes a select group of money managers, such as Wellington Management Company, LLP (“Wellington”); Hartford Investment Management Company (“HIMCO”), a wholly-owned subsidiary of The Hartford; Putnam Financial Services, Inc. (“Putnam”); American Funds; MFS Investment Management (“MFS”); Franklin Templeton Group; and AIM Investments (“AIM”). All have an interest in the continued growth in sales of the Company’s products and greatly enhance the marketability of the Company’s annuities and the strength of its product offerings. The Director variable annuity, which is managed in part by Wellington, continues to be the industry leader in terms of retail sales. In addition, Hartford Leaders, which is a multi-manager variable annuity that combines the product manufacturing, wholesaling and service capabilities of The Company with the investment management expertise of four of the nation’s most successful investment management organizations: American Funds, Franklin Templeton Group, AIM and MFS, has quickly emerged as a strong selling product for the Company and ranks in the top 5 in the industry.

Fixed MVA Annuities — Fixed MVA annuities are fixed rate annuity contracts which guarantee a specific sum of money to be paid in the future, either as a lump sum or as monthly income. In the event that a policyholder surrenders a policy prior to the end of the guarantee period, the MVA feature increases or decreases the cash surrender value of the annuity in respect of any interest rate decreases or increases, respectively, thereby protecting the Company from losses due to higher interest rates at the time of surrender. The amount of payment will not fluctuate due to adverse changes in the Company’s investment return, mortality experience or expenses. The Company’s primary fixed MVA annuities have terms varying from one to ten years with an average term of approximately eight years. Account values of fixed MVA annuities and other variable products were $10.6 billion and $9.6 billion as of December 31, 2002 and 2001, respectively.

Governmental — The Company sells retirement plan products and services to municipalities under Section 457 plans. The Company offers a number of different investment products, including variable annuities and fixed products, to the employees in Section 457 plans. Generally, with the variable products, the Company manages the fixed income funds and certain other outside money managers act as advisors to the equity funds offered in Section 457 plans administered by the Company. As of December 31, 2002, the Company administered over 3,000 plans under Sections 457 and 403(b).

Corporate — The Company sells retirement plan products and services to corporations under Section 401(k) targeting the small and medium case markets. The Company believes these markets are under-penetrated in comparison to the large case market. As of December 31, 2002, the Company administered over 4,100 Section 401(k) plans.

Institutional Investment Products — The Company sells structured settlement contracts which provide for periodic payments to an injured person or survivor for a generally determinable number of years, typically in settlement of a claim under a liability policy in lieu of a lump sum settlement. The Company’s structured settlements are sold through The Hartford’s Property & Casualty insurance operations as well as specialty brokers. The Company also markets other annuity contracts for special purposes such as the funding of terminated defined benefit pension plans. In addition, the Company offers GICs and short-term funding agreements.

Marketing and Distribution

The Investment Products distribution network is based on management’s strategy of utilizing multiple and competing distribution channels to achieve the broadest distribution to reach target customers. The success of the Company’s marketing and distribution system depends on its product offerings, fund performance, successful utilization of wholesaling organizations, quality of customer service, and relationships with national and regional broker-dealer firms, banks and other financial institutions, and independent financial advisors (through which the sale of the Company’s retail investment products to customers is consummated).

Hartford Life Insurance Company maintains a distribution network of approximately 1,500 broker-dealers and approximately 500 banks. As of September 30, 2002, the Company was selling products through 24 of the 25 largest retail banks in the United States, including proprietary relationships with 12 of the top 25. The Company periodically negotiates provisions and terms of its relationships with unaffiliated parties, and there can be no assurance that such terms will remain acceptable to the Company or such third parties. The Company’s primary wholesaler of its individual annuities is PLANCO Financial Services, Inc. and its affiliate, PLANCO, Incorporated (collectively “PLANCO”) a wholly owned subsidiary of HLA. PLANCO is one of the nation’s largest wholesalers of individual annuities and has played a significant role in The Hartford’s growth over the past decade. As a wholesaler, PLANCO distributes The Company’s fixed and variable annuities, mutual funds and 401(k) plans by providing sales support to registered representatives, financial planners and broker-dealers at brokerage firms and banks across the United States. PLANCO secures an important distribution channel for the Company and gives the Company a wholesale distribution platform which it can expand in terms of both the number of individuals wholesaling its products and the portfolio of products which they wholesale. In addition, the Company uses internal personnel with extensive experience in the Section 457 market, as well as access to the Section 401(k) market, to sell its products and services in the retirement plan and institutional markets.

Competition

The Investment Products segment competes with numerous other insurance companies as well as certain banks, securities brokerage firms, independent financial advisors and other financial intermediaries marketing annuities, mutual funds and other retirement-oriented products. Product sales are affected by competitive factors such as investment performance ratings, product design, visibility in the marketplace, financial strength ratings, distribution capabilities, levels of charges and credited rates, reputation and customer service.

Individual Life

The Individual Life segment provides life insurance solutions to a wide array of partners to solve the wealth protection, accumulation and transfer needs of their affluent, emerging affluent and business insurance clients. The individual life business acquired from Fortis in 2001 added significant scale to the Company’s Individual Life segment, contributing to the significant increase in life insurance in force. Revenues were $858, $774 and $545 in 2002, 2001 and 2000, respectively. Net income in the Individual Life segment was $116, $106 and $70 in 2002, 2001 and 2000, respectively.

Principal Products

Hartford Life Insurance Company holds a significant market share in the variable life product market. In 2002, the Company’s new sales of individual life insurance were 82% variable life, 13% universal life and other, and 5% term life insurance.

Variable Life — Variable life insurance provides a return linked to an underlying investment portfolio and the Company allows policyholders to determine their desired asset mix among a variety of underlying mutual funds. As the return on the investment portfolio increases or decreases, the surrender value of the variable life policy will increase or decrease, and, under certain policyholder options or market conditions, the death benefit may also increase or decrease. The Company’s single premium variable life product provides a death benefit to the policy beneficiary based on a single premium deposit. The Company’s second-to-die products are distinguished from other products in that two lives are insured rather than one, and the policy proceeds are paid upon the death of both insureds. Second-to-die policies are frequently used in estate planning for a married couple.

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

Marketing and Distribution

Consistent with the Company’s strategy to access multiple distribution outlets, the Individual Life distribution organization has been developed to penetrate a multitude of retail sales channels. These include independent life insurance sales professionals; agents of other companies; national, regional and independent broker-dealers; banks, financial planners, certified public accountants and property and casualty insurance organizations. The primary organization used to wholesale Hartford Life’s products to these outlets is a group of highly qualified life insurance professionals with specialized training in sophisticated life insurance sales. These individuals are generally employees of the Company who are managed through a regional sales office system.

Competition

The Individual Life segment competes with approximately 1,800 life insurance companies in the United States, as well as other financial intermediaries marketing insurance products. Competitive factors related to this segment are primarily the breadth and quality of life insurance products offered, pricing, relationships with third-party distributors, effectiveness of wholesaling support, pricing and availability of reinsurance and the quality of underwriting and customer service.

Corporate Owned Life Insurance (“COLI”)

Hartford Life Insurance Company is a leader in the COLI market, which includes life insurance policies purchased by a company on the lives of its employees, with the company or a trust sponsored by the company named as the beneficiary under the policy. Until the passage of Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the Company sold two principal types of COLI, leveraged and variable products. Leveraged COLI is a fixed premium life insurance policy owned by a company or a trust sponsored by a company. HIPAA phased out the deductibility of interest on policy loans under leveraged COLI at the end of 1998, virtually eliminating all future sales of leveraged COLI. Variable COLI continues to be a product used by employers to fund non-qualified benefits or other postemployment benefit liabilities.

Variable COLI account values were $19.7 billion and $18.0 billion as of December 31, 2002 and 2001, respectively. Leveraged COLI account values decreased to $3.3 billion as of December 31, 2002 from $4.3 billion as of December 31, 2001, primarily due to the continuing effects of HIPAA. COLI generated revenues of $592, $717 and $765 in 2002, 2001 and 2000, respectively and net income of $31, $36 and $35 in 2002, 2001 and 2000, respectively.

Reserves

In accordance with applicable insurance regulations under which the Company operates, life insurance subsidiaries of Hartford Life establish and carry as liabilities actuarially determined reserves which are calculated to meet the Company’s future obligations. Reserves for life insurance and disability contracts are based on actuarially recognized methods using prescribed morbidity and mortality tables in general use in the United States, which are modified to reflect the Company’s actual experience when appropriate. These reserves are computed at amounts that, with additions from estimated premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet the Company’s policy obligations at their maturities or in the event of an insured’s disability or death. Reserves also include unearned premiums, premium deposits, claims incurred but not reported and claims reported but not yet paid. Reserves for assumed reinsurance are computed in a manner that is comparable to direct insurance reserves. Additional information on Hartford Life reserves may be found in the Critical Accounting Estimates section of the MD&A under “Reserves” .

Ceded Reinsurance

In accordance with normal industry practice, Hartford Life Insurance Company is involved in both the cession and assumption of insurance with other insurance and reinsurance companies including HLA. The Company cedes both group life and group accident and health risk to HLA. As of December 31, 2002, the largest amount of life insurance retained on any one life by any one of the Company’s operations was approximately $2.5. In addition, the Company reinsures the majority of the minimum death benefit guarantee and the guaranteed withdrawal benefits offered in connection with its variable annuity contracts. Such transfer does not relieve Hartford Life Insurance Company of its primary liability and, as such, failure of reinsurers to honor their obligations could result in losses to Hartford Life Insurance Company. The Company also assumes reinsurance from other insurers. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. For the years ended December 31, 2002, 2001 and 2000, the Company did not make any significant changes in the terms under which reinsurance is ceded to other insurers.

Investment Operations

An important element of the financial results of Hartford Life Insurance Company is return on invested assets. The Company’s investment operations are managed by Hartford Investment Management Company (“HIMCO”), a wholly owned subsidiary of The Hartford. The Company’s investments have been separated into specific portfolios, which support specific classes of product liabilities. HIMCO works closely with the product lines to develop investment guidelines, including duration targets, asset allocation and convexity constraints, asset/liability mismatch tolerances and return objectives, to ensure that the product line’s individual risk and return objectives are met.

The Company’s primary objective for its general account and guaranteed separate accounts is to maximize after-tax returns consistent with acceptable risk parameters, including the management of the interest rate sensitivity of invested assets and the generation of sufficient liquidity, relative to that of corporate and policyholder obligations.

For a further discussion of the Company’s approach to managing risks, including derivative utilization, see the Capital Markets Risk Management section of the MD&A, as well as Notes 2(g), 2(h) and 5 of Notes to Consolidated Financial Statements.

Regulation and Premium Rates

Although there has been some deregulation with respect to large commercial insurers in recent years, insurance companies, for the most part, are still subject to comprehensive and detailed regulation and supervision throughout the United States. The extent of such regulation varies, but generally has its source in statutes which delegate regulatory, supervisory and administrative powers to state insurance departments. Such powers relate to, among other things, the standards of solvency that must be met and maintained; the licensing of insurers and their agents; the nature of and limitations on investments; establishing premium rates; claim handling and trade practices; restrictions on the size of risks which may be insured under a single policy; deposits of securities for the benefit of policyholders; approval of policy forms; periodic examinations of the affairs of companies; annual and other reports required to be filed on the financial condition of companies or for other purposes; fixing maximum interest rates on life insurance policy loans and minimum rates for accumulation of surrender values; and the adequacy of reserves and other necessary provisions for unearned premiums, unpaid claims and claim adjustment expenses and other liabilities, both reported and unreported.

Most states have enacted legislation that regulates insurance holding company systems such as Hartford Life. This legislation provides that each insurance company in the system is required to register with the insurance department of its state of domicile and furnish information concerning the operations of companies within the holding company system which may materially affect the operations, management or financial condition of the insurers within the system. All transactions within a holding company system affecting insurers must be fair and equitable. Notice to the insurance departments is required prior to the consummation of transactions affecting the ownership or control of an insurer and of certain material transactions between an insurer and any entity in its holding company system. In addition, certain of such transactions cannot be consummated without the applicable insurance department’s prior approval.

Ratings

Reference is made to the Capital Resources and Liquidity section of the MD&A under “Ratings”.

Risk-Based Capital

Reference is made to the Capital Resources and Liquidity section of the MD&A under “Risk-Based Capital”.

Legislative and Regulatory Initiatives

Reference is made to the Regulatory Matters and Contingencies section of the MD&A under “Legislative Initiatives”.

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

Employees

Hartford Life Insurance Company had approximately 4,000 employees at December 31, 2002.

Item 2. PROPERTIES

Hartford Life Insurance Company’s principal executive offices are located in Simsbury, Connecticut. The Company’s home office complex consists of approximately 655 thousand square feet, and is leased from a third party by Hartford Fire Insurance Company (“Hartford Fire”), a direct subsidiary of The Hartford. This lease expires in the year 2009. Expenses associated with these offices are allocated on a direct basis to Hartford Life Insurance Company by Hartford Fire. The Company believes its properties and facilities are suitable and adequate for current operations.

Item 3. LEGAL PROCEEDINGS

Hartford Life Insurance Company is involved or may become involved in various legal actions, in the normal course of its business, in which claims for alleged economic and punitive damages have been or may be asserted some for substantial amounts. Some of the pending litigation has been filed as purported class actions and some actions have been filed in certain jurisdictions that permit punitive damage awards that are disproportionate to the actual damages incurred. Although there can be no assurances, at the present time, the Company does not anticipate that the ultimate liability arising from potential, pending or threatened legal actions, after consideration of provisions made for estimated losses and costs of defense, will have a material adverse effect on the financial condition or operating results of the Company.

On March 15, 2002, a jury in the U.S. District Court for the Eastern District of Missouri issued a verdict in Bancorp Services, LLC (“Bancorp”) v. Hartford Life Insurance Company, et al. in favor of Bancorp in the amount of $118. The case involved claims of patent infringement, misappropriation of trade secrets, and breach of contract against Hartford Life Insurance Company and its affiliate International Corporate Marketing Group, Inc. (“ICMG”). The judge dismissed the patent infringement claim on summary judgment. The jury’s award was based on the last two claims. On August 28, 2002, the Court entered an order awarding Bancorp prejudgment interest on the breach of contract claim in the amount of $16.

Hartford Life Insurance Company and ICMG have appealed the judgment on the trade secret and breach of contract claims. Bancorp has cross-appealed the pretrial dismissal of its patent infringement claim. The Company’s management, based on the advice of its legal counsel, believes that there is a substantial likelihood that the judgment will not survive at its current amount. Based on the advice of legal counsel regarding the potential outcomes of this litigation, the Company recorded an $11 after-tax charge in the first quarter of

2002 to increase litigation reserves associated with this matter. Should Hartford Life Insurance Company and ICMG not succeed in eliminating or reducing the judgment, a significant additional expense would be recorded in the future related to this matter.

The Company is involved in arbitration with one of its primary reinsurers relating to policies with death benefit guarantees written from 1994 to 1999. The arbitration involves alleged breaches under the reinsurance treaties. Although the Company believes that its position in this pending arbitration is strong, an adverse outcome could result in a decrease to the Company’s statutory surplus and capital and potentially increase the death benefit costs incurred by the Company in the future. The arbitration hearing was held during the fourth quarter of 2002, but no decision has been rendered.

PART II

Item 5. MARKET FOR HARTFORD LIFE INSURANCE COMPANY’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

All of the Company’s outstanding shares are ultimately owned by Hartford Life and Accident Insurance Company, which is ultimately a subsidiary of The Hartford. As of February 28, 2003, the Company had issued and outstanding 1,000 shares of Common Stock, $5,690 par value per share.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 (Dollar amounts in millions, unless otherwise stated)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Hartford Life Insurance Company and its subsidiaries (“Hartford Life Insurance Company” or the “Company”) as of December 31, 2002, compared with December 31, 2001, and its results of operations for the three years ended December 31, 2002, 2001 and 2000. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes beginning on page F-1.

Certain of the statements contained herein (other than statements of historical fact) are forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company’s control and have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on Hartford Life Insurance Company will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of various factors. These factors include: the effect of changes in interest rates, the stock markets or other financial markets; stronger than anticipated competitive activity; unfavorable legislative, regulatory or judicial developments; the Company’s ability to distribute its products through distribution channels both current and future; the uncertain impact of the Bush Administration’s budget proposal relating to the distribution of nontaxable dividends to shareholders and the creation of new tax-favored individual savings accounts, if adopted, on the Company; the availability of reinsurance to protect the Company against losses and the impact of increasing and uncertain reinsurance rates; the possibility of higher loss costs than anticipated; the possibility of general economic and business conditions that are less favorable than anticipated; the effect of assessments and other surcharges for guaranty funds; a downgrade in the Company’s claims-paying, financial strength or credit ratings; the ability of the Company’s subsidiaries to pay dividends to the Company; and other factors described in such forward-looking statements.

Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

INDEX

Critical Accounting Estimates	10
Consolidated Results of Operations: Operating Summary	13
Investment Products	15
Individual Life	16
Corporate Owned Life Insurance (COLI)	17
Investments	17
Capital Markets Risk Management	20
Capital Resources and Liquidity	29
Effect of Inflation	32

CRITICAL ACCOUNTING ESTIMATES

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

The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: valuation of investments and derivative instruments; deferred policy acquisition costs; reserves and accounting for contingencies. In developing these estimates management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements.

Valuation of Investments and Derivative Instruments

The Company’s investments in both fixed maturities, which include bonds, redeemable preferred stock and commercial paper, and equity securities, which include common and non-redeemable preferred stocks, are classified as “available for sale” in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Accordingly, these securities are carried at fair value with the after-tax difference from amortized cost, as adjusted for the effect of deducting the life and pension policyholders’ share related to the Company’s immediate participation guaranteed contracts and the related change in amortization of deferred policy acquisition costs, reflected in stockholders’ equity as a component of accumulated other comprehensive income. Policy loans are carried at outstanding balance, which approximates fair value. Other invested assets consist primarily of limited partnership investments that are accounted for by the equity method. The Company’s net income from partnerships is included in net investment income. Other investments also include mortgage loans at amortized cost and derivatives at fair value.

The fair value of securities is based upon quoted market prices or broker quotations when available. Where market prices or broker quotations are not available, management typically estimates the fair value based upon discounted cash flow, applying current interest rates for similar financial instruments with comparable terms and credit quality. The estimated fair value of a financial instrument may differ significantly from the amount that could be realized if the security were sold immediately. Derivative instruments are reported at fair value based upon internally established valuations that are consistent with external valuation models, quotations furnished by dealers in such instrument or market quotations.

One of the significant estimations inherent in the valuation of investments is the evaluation of other than temporary impairments. The evaluation for other than temporary impairments is a quantitative and qualitative process which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. In addition, for securitized financial assets with contractual cash flows (e.g. asset-backed securities), projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral pools. The Company’s accounting policy requires that a decline in the value of a security below its amortized cost basis be assessed to determine if the decline is other than temporary. If so, the security is deemed to be impaired and a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security. The fair value of the impaired investment becomes its new cost basis. The Company has a security monitoring process comprised of a committee of investment and accounting professionals that identifies securities that, due to certain characteristics are subjected to an enhanced analysis on a quarterly basis. Such characteristics include, but are not limited to: a deterioration of the financial condition of the issuer, the magnitude and duration of unrealized losses, credit rating and industry category.

The primary factors considered in evaluating whether a decline in value for corporate issued securities is other than temporary include: (a) the length of time and the extent to which the fair value has been less than cost, (b) the financial condition and near-term prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments, and (d) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery. Additionally, for certain securitized financial assets with contractual cash flows (including asset-backed securities), Emerging Issues Task Force (“EITF”) Issue No. 99-20 “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” requires the Company to periodically update its best estimate of cash flows over the life of the security. If management estimates that the fair value of its securitized financial asset is less than its carrying amount and there has been a decrease in the present value of the estimated cash flows since the last revised estimate, considering both timing and amount, then an other than temporary impairment charge is recognized. Furthermore, for securities expected to be sold, an other than temporary impairment charge is recognized if the Company does not expect the fair value of a security to recover to amortized cost prior to the expected date of sale. Once an impairment charge has been recorded, the Company then continues to review the other than temporarily impaired securities for appropriate valuation on an ongoing basis.

Deferred Policy Acquisition Costs

Policy acquisition costs, which include commissions and certain other expenses that vary with and are primarily associated with acquiring business, are deferred and amortized over the estimated lives of the contracts, usually 20 years. The deferred costs are recorded as an asset commonly referred to as deferred policy acquisition costs (“DAC”). At December 31, 2002 and 2001, the carrying value of the Company’s DAC was $5.0 billion and $4.8 billion, respectively.

DAC related to traditional policies are amortized over the premium-paying period in proportion to the present value of annual expected premium income. Adjustments are made each year to recognize actual experience as compared to assumed experience for the current period.

DAC related to investment contracts and universal life-type contracts are deferred and amortized using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of estimated gross profits (“EGPs”) from projected investment, mortality and expense margins and surrender charges. A portion of the DAC amortization is allocated to realized gains and losses. The DAC balance is also adjusted by an amount that represents the change in amortization of deferred policy acquisition costs that would have been required as a charge or credit to operations had unrealized amounts been realized. Actual gross profits can vary from management’s estimates, resulting in increases or decreases in the rate of amortization.

The Company regularly evaluates its estimated gross profits to determine if actual experience or other evidence suggests that earlier estimates should be revised. Several assumptions considered to be significant in the development of EGPs include separate account fund performance, surrender and lapse rates, estimated interest spread and estimated mortality. The separate account fund performance assumption is critical to the development of the EGPs related to the Company’s variable annuity and variable life insurance businesses. The average long-term rate of assumed separate account fund performance used in estimating gross profits for the variable annuity and variable life business was 9% at December 31, 2002 and 2001. For all other products including fixed annuities and other universal life type contracts the average assumed investment yield ranged from 5% to 8.5% for the years ended December 31, 2002 and 2001.

Due to the increased volatility and precipitous decline experienced by the U.S. equity markets in 2002, the Company enhanced its DAC evaluation process during the course of the year. The Company developed sophisticated modeling capabilities, which allowed it to run 250 stochastically determined scenarios of separate account fund performance. These scenarios were then utilized to calculate a reasonable range of estimates for the present value of future gross profits. This range is then compared to the present value of future gross profits currently utilized in the DAC amortization model. As of December 31, 2002, the current estimate falls within the reasonable range, and therefore, the Company does not believe there is evidence to suggest a revision to the EGPs is necessary.

Additionally, the Company has performed various sensitivity analyses with respect to separate account fund performance to provide an indication of future separate account fund performance levels, which could result in the need to revise future EGPs. The Company has estimated that a revision to the future EGPs is unlikely in 2003 in the event that the separate account fund performance meets or exceeds the Company’s long-term assumption of 9% and that a revision is likely if the overall separate account fund performance is negative for the year. In the event that separate account fund performance falls between 0% and 9% during 2003, the Company will need to evaluate the actual gross profits versus the mean EGPs generated by the stochastic DAC analysis and determine whether or not to make a revision to the future EGPs. Factors that will influence this determination include the degree of volatility in separate account fund performance, when during the year performance becomes negative and shifts in asset allocation within the separate account made by policyholders. The overall return generated by the separate account is dependent on several factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds as well as equity sector weightings. The Company’s overall separate account fund performance has been reasonably correlated to the overall performance of the S&P 500 Index, although no assurance can be provided that this correlation will continue in the future.

Should the Company change its assumptions utilized to develop EGPs (commonly referred to as “unlocking”) the Company would record a charge (or credit) to bring its DAC balance to the level it would have been had EGPs been calculated using the new assumptions from the date of each policy. The Company evaluates all critical assumptions utilized to develop EGPs (e.g. lapse, mortality) and will make a revision to future EGPs to the extent that actual experience is significantly different than expected.

The overall recoverability of the DAC asset is dependent on the future profitability of the business. The Company tests the aggregate recoverability of the DAC asset by comparing the amounts deferred to total EGPs. In addition, the Company routinely stress tests its DAC asset for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced another significant sell-off, as the majority of policyholders’ money held in the separate accounts is invested in the equity market. As of December 31, 2002, separate account assets could fall 25% and the Company believes its DAC asset would still be recoverable.

Reserves

The Company and its insurance subsidiaries establish and carry as liabilities actuarially determined reserves which are calculated to meet Hartford Life Insurance Company’s future obligations. Reserves for life insurance and disability contracts are based on actuarially recognized methods using prescribed morbidity and mortality tables in general use in the United States, which are modified to reflect the Company’s actual experience when appropriate. These reserves are computed at amounts that, with additions from estimated premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet the Company’s policy obligations at their maturities or in the event of an insured’s death. Changes in or deviations from the assumptions used for mortality, morbidity, expected future premiums and interest can significantly affect the Company’s reserve levels and related future operations. Reserves also include unearned premiums, premium deposits, claims incurred but not reported (“IBNR”) and claims reported but not yet paid. Reserves for assumed reinsurance are computed in a manner that is comparable to direct insurance reserves.

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

For investment contracts, policyholder liabilities are equal to the accumulated policy account values, which consist of an accumulation of deposit payments plus credited interest, less withdrawals and amounts assessed through the end of the period. Certain investment contracts include provisions whereby a guaranteed minimum death benefit is provided in the event that the contractholder’s account value at death is below the guaranteed value. Although the Company reinsures the majority of the death benefit guarantees associated with its in-force block of business, declines in the equity market may increase the Company’s net exposure to death benefits under these contracts. In addition, these contracts contain various provisions for determining the amount of the death benefit guaranteed following the withdrawal of a portion of the account value by the policyholder. Partial withdrawals under certain of these contracts may not result in a reduction in the guaranteed minimum death benefit in proportion to the portion surrendered. The Company records the death benefit costs, net of reinsurance, as they are incurred.

For the Company’s group disability policies, the level of reserves is based on a variety of factors including particular diagnoses, termination rates and benefit levels.

Accounting for Contingencies

Management follows the requirements of SFAS No. 5 “Accounting for Contingencies”. This statement requires management to evaluate each contingent matter separately. The evaluation is a two-step process, including: determining a likelihood of loss, and, if a loss is likely, developing a potential range of loss. Management establishes reserves for these contingencies at its “best estimate”, or, if no one number within the range of possible losses is more likely than any other, the Company records an estimated reserve at the low end of the range of losses. The majority of contingencies currently being evaluated by the Company relate to litigation and tax matters, which are inherently difficult to evaluate and subject to significant changes.

CONSOLIDATED RESULTS OF OPERATIONS

Hartford Life Insurance Company provides investment and retirement products such as variable and fixed annuities and retirement plan services; individual and corporate owned life insurance; and, group benefit products, such as group life and group disability insurance that is directly written by the Company and is substantially ceded to its parent, Hartford Life and Accident Insurance Company (HLA).

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

Operating Summary

	2002	2001	2000

Revenues	$3,440	$3,655	$3,447
Expenses	3,014	3,003	2,960

Cumulative effect of accounting changes, net of tax [1]	—	(6)	—

Net income	426	646	487
Less: Cumulative effect of accounting changes, net of tax [1]	—	(6)	—

Net realized capital losses, after-tax	(185)	(59)	(55)

Operating income [2]	$611	$711	$542

[1]	For the year ended December 31, 2001, represents the cumulative impact of the Company’s adoption of SFAS No. 133 of $(3) and EITF Issue 99-20 of $(3).

[2]	For the year ended December 31, 2002, includes $76 tax benefit related to separate account investment activity and an $3 after-tax benefit related to September 11. Additionally, for the year ended December 31, 2002, includes $11 after-tax expense related to the Bancorp litigation. For the year ended December 31, 2001, includes $144 tax benefit related to separate account investment activity and $9 of after-tax losses related to September 11. For the year ended December 31, 2000, includes $32 tax benefit related to favorable tax items.

Hartford Life Insurance Company defines “operating income” as after-tax operational results excluding, as applicable, net realized capital gains and losses, restructuring charges, losses from early retirement of debt, the cumulative effect of accounting changes and certain other items. Operating income is a performance measure used by the Company in the management of its operations. Management believes that this performance measure delineates the results of operations of the Company’s ongoing businesses in a manner that allows for a better understanding of the underlying trends in the Company’s current business. However, operating income should only be analyzed in conjunction with, and not in lieu of, net income and may not be comparable to other performance measures used by the Company’s competitors.

Hartford Life Insurance Company consists of the following reportable operating segments: Investment Products, Individual Life, and Corporate Owned Life Insurance (“COLI”). In addition, the Company includes in an Other category certain group benefits, including group life and group disability insurance that is directly written by the Company and is substantially ceded to its parent and corporate items not directly allocable to any of its reportable operating segments.

On April 2, 2001, The Hartford acquired the United States individual life insurance, annuity and mutual fund businesses of Fortis. This transaction was accounted for as a purchase and, as such, the revenues and expenses generated by this business from April 2, 2001 forward are included in Life’s consolidated results of operations. (For further disclosure, see Note 15 of Notes to Consolidated Financial Statements).

2002 Compared to 2001 — Revenues decreased $215, or 6%, primarily driven by realized capital losses of $288 in 2002 as compared to $91 in 2001. (See the Investments section for further discussion of investment results and related realized capital losses.) Additionally, COLI experienced a decline in revenues of $125, or 17%, as a result of the decrease in leveraged COLI account values as compared to a year ago as well as lower sales volume, which was partially offset by revenue growth across the Company’s other operating segments. Revenues related to the Investment Products segment increased $71, or 3%, as a result of continued growth related to its institutional investment product business, which more than offset the decline of $28, or 2%, in revenues within the individual annuity operation. Lower assets under management due to the decline in the equity markets are the principal driver of declining revenues for the individual annuity operation. Additionally, Individual Life revenues increased by $84, or 11%, as a result of the Fortis acquisition and increased life insurance in force.

Expenses increased $11, due to a lower benefit recorded related to favorable resolution of dividends-received deduction (“DRD”)-related tax items (see also the discussion of DRD tax issues at Note 13(c) of Notes to Consolidated Financial Statements), an increase in benefits and claims of $63, or 4%, due primarily to higher death benefits in the Investment Products segment, as a result of the lower equity markets and additional expense related to the Fortis acquisition. These increases were partially offset by a decrease in income tax expense, due to lower pre-tax income as compared to a year ago. Expenses increased $103, or 6%, in the Investment Products segment, principally related to the growth in the institutional investment product business and an increase in benefits and claims. In addition, 2002 expenses include $11, after-tax, of accrued expenses recorded within the COLI segment related to the Bancorp litigation. (For a discussion of the Bancorp litigation, see Note  13(a) of Notes to Consolidated Financial Statements.) Also included in expenses was an after-tax benefit of $3, recorded within “Other”, associated with favorable development related to the Company’s estimated September 11 exposure.

Net income and operating income decreased $220, or 34%, and $100, or 14%, respectively, due to the decline in revenues and increase in expenses described above. In 2002 the Company recognized a $3 after-tax benefit due to favorable development related to September 11. In 2001, the Company recorded a $9 after-tax loss related to September 11. Excluding the impact of September 11, net income decreased $232, or 35%, and operating income decreased $112, or 16%. Net income for the Investment Products segment was down $32, or 9%, as growth in the other investment products businesses, particularly institutional investment products, was more than offset by the decline in revenues in the individual annuity operation, which was negatively impacted by the lower equity markets. COLI net income decreased $5, or 14%. Excluding the impact of September 11, COLI’s net income decreased $7, or 18%, primarily the result of the charge associated with the Bancorp litigation. The declines in net income for those segments were partially offset by the increase in net income for the Individual Life segment. Individual Life net income increased $10, or 9%. Excluding the impact of September 11, Individual Life’s net income increased $7, or 6%, as the result of the Fortis acquisition. Other net income decreased $193 and operating income decreased $73, or 38%. The decline in net income of the Other segment is principally due to higher realized capital losses and a lower DRD tax benefit recorded in 2002 compared to 2001 as discussed above.

2001 Compared to 2000 — Revenues increased $208, or 6%, primarily related to the growth across one of the Company’s primary operating segments. Individual Life segment revenues increased $229, or 42%. The revenue growth in the Individual Life segment was primarily due to higher earned fee income and net investment income resulting from the business acquired from Fortis. Revenues related to the Company’s Individual Annuity business were down $55 or 4%, primarily due to lower fee income as a result of the lower equity markets in 2001. Additionally, COLI revenues were below prior year due to a decrease in variable COLI sales and the declining block of leveraged COLI business.

Total expenses increased $43, or 1%, primarily associated with the growth in revenues discussed above. Net income increased $159, or 33%, led by the Individual Life where net income increased $36, or 51%, primarily as the result of the business acquired from Fortis. In addition, the 2001 results include a $130 federal income tax benefit primarily related to separate account investment activity and a $9 after-tax loss associated with the impact of the September 11 terrorist attack. Additionally, 2000 results include a benefit of $32 also related to favorable tax items. Excluding these tax items and the impact of the September 11 terrorist attack, net income increased $70, or 15%, for the year ended December 31, 2001, as each of the Company’s operating segments experienced growth from a year ago.

Segment Results

Below is a summary of net income (loss) by segment.
	2002	2001	2000

Investment Products	$343	$375	$354
Individual Life	116	106	70

Corporate Owned Life Insurance	31	36	35
Other	(64)	129	28

Net income	$426	$646	$487

A description of each segment as well as an analysis of the operating results summarized above is included on the following pages. Deferred Acquisition Costs, Reserves and Investments are discussed in separate sections.

INVESTMENT PRODUCTS

Operating Summary

	2002	2001	2000

Total revenues	$2,185	$2,114	$2,068
Total expenses	1,842	1,739	1,714

Net income	$343	$375	$354

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

2002 Compared to 2001 — Revenues in the Investment Products segment increased $71 or 3%. The increase in revenues was primarily driven by growth in the institutional investment product business. This revenue increase was partially offset by lower fee income related to the individual annuity operation as average account values decreased compared to prior year, primarily due to the lower equity markets.

Expenses increased $103, or 6%, driven primarily by increases of $131, or 16%, in benefits and claims expenses due to the lower equity markets. Partially offsetting these increases was a $34, or 8%, decrease in amortization of policy acquisition costs related to the individual annuity business, which declined as a result of lower gross profits, driven by the decrease in fee income and the increase in death benefit costs.

Net income decreased $32, or 9%, driven by the continued lower equity markets resulting in the decline in revenues in the individual annuity operation and increases in the death benefit costs incurred by the individual annuity operation. The decrease in individual annuity revenues was significantly offset by growth in revenues related to other investment products, particularly the institutional investment product business. (For discussion of the potential future financial statement impact of continued declines in the equity market on the Investment Products segment, see the Capital Markets Risk Management section under “Market Risk”.)

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

Outlook

Management believes the market for retirement products continues to expand as individuals increasingly save and plan for retirement. Demographic trends suggest that as the “baby boom” generation matures, a significant portion of the United States population will allocate a greater percentage of their disposable incomes to saving for their retirement years due to uncertainty surrounding the Social Security system and increases in average life expectancy. As this market grows, particularly for variable annuities, new companies are continually entering the market, aggressively seeking distribution channels and pursuing market share. One factor which could impact the Investment Products segment is the President’s 2004 budget proposal. See the Legislative Initiatives section of the Capital Resources and Liquidity section for further discussion of this proposed legislation.

The individual annuity segment continues to be impacted by the lower equity markets in terms of lower assets under management. However, the Company experienced strong sales of annuities, which were $11.6 billion in 2002 as compared to $10.0 billion in 2001. Partially contributing to the growth in sales is Hartford Life’s introduction of Principal First, a guaranteed withdrawal benefit rider, which was developed in response to our customers’ needs. Based on VARDS, the Company had 9.4% market share as of December 31, 2002 as compared to 8.7% at December 31, 2001. (For discussion of the potential future financial statement impact of continued declines in the equity market on the Investment Products segment, see the Capital Markets Risk Management section under “Equity Risk”.)

INDIVIDUAL LIFE

Operating Summary

	2002	2001	2000

Total revenues	$858	$774	$545
Total expenses	742	668	475

Net income	$116	$106	$70

The Individual Life segment provides life insurance solutions to a wide array of partners to solve the wealth protection, accumulation and transfer needs of their affluent, emerging affluent and business insurance clients. Additionally, the Fortis transaction, through the addition of a retail broker dealer, which has been renamed Woodbury Financial Services, has allowed the Individual Life segment to increase its reach in the emerging affluent market.

2002 Compared to 2001 — Revenues in the Individual Life segment increased $84, or 11%, primarily driven by business growth including the impact of the Fortis transaction. However, new business sales have decreased in 2002 as compared to prior year.

Expenses increased $74, or 11%, principally driven by the growth in the business resulting from the Fortis acquisition. In addition, mortality experience (expressed as death claims as a percentage of net amount at risk) for 2002 increased as compared to the prior year, but was in line with management’s expectations.

Net income increased $10, or 9%. Individual Life incurred an after-tax loss of $3 related to September 11 in the third quarter of 2001. Excluding this loss, Individual Life’s earnings increased $7, or 6%, for the year ended December 31, 2002, due to the contribution to earnings from the Fortis transaction.

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

Outlook

Individual Life sales continue to be impacted by the lower equity markets, uncertainty surrounding estate tax legislation, and aggressive competition from universal life providers. However, The Hartford’s acquisition of the United States individual life insurance business of Fortis has increased its scale while broadening its distribution capabilities as described above. Additionally, the Company continues to introduce new and enhanced products, which are expected to increase universal life sales.

CORPORATE OWNED LIFE INSURANCE (COLI)

Operating Summary

	2002	2001	2000

Total revenues	$592	$717	$765
Total expenses	561	681	730

Net income	$31	$36	$35

Hartford Life Insurance Company is a leader in the COLI market, which includes life insurance policies purchased by a company on the lives of its employees, with the company or a trust sponsored by the company named as beneficiary under the policy. Until the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the Company sold two principal types of COLI business: leveraged and variable products. Leveraged COLI is a fixed premium life insurance policy owned by a company or a trust sponsored by a company. HIPAA phased out the deductibility of interest on policy loans under leveraged COLI through the end of 1998, virtually eliminating all future sales of this product. Variable COLI continues to be a product used by employers to fund non-qualified benefits or other postemployment benefit liabilities.

2002 Compared to 2001 — COLI revenues decreased $125, or 17%, primarily related to lower net investment and fee income due to the declining block of leveraged COLI, where related account values declined in 2002 compared to prior year. Net investment income decreased $75, or 21%, while fee income decreased $49, or 14%.

Expenses decreased $120, or 18%, which is relatively consistent with the decrease in revenues described above. However, the decrease was partially offset by $11, after-tax, in accrued litigation expenses related to the Bancorp dispute. (For a discussion of the Bancorp litigation, see Note 13a of Notes to Consolidated Financial Statements.)

Net income decreased $5, or 14%, compared to prior year. COLI incurred an after-tax loss of $2 related to September 11 in the third quarter of 2001. Excluding the impact of September 11, COLI’s net income decreased $7, or 18%, principally due to the $11 after-tax expense accrued in connection with the Bancorp litigation.

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

Outlook

The focus of this segment is variable COLI, which continues to be a product generally used by employers to fund non-qualified benefits or other postemployment benefit liabilities. The leveraged COLI product has been an important contributor to The Hartford’s profitability in recent years and will continue to contribute to the profitability of the Company in the future, although the level of profit has declined in 2002, compared to 2001. COLI continues to be subject to a changing legislative and regulatory environment that could have a material adverse effect on its business.

INVESTMENTS

Hartford Life Insurance Company’s general account and guaranteed separate account investment portfolios are managed based on the underlying characteristics and nature of each operation’s liabilities and within established risk parameters. (For a further discussion on The Hartford’s approach to managing risks, see the Capital Markets Risk Management section.)

The investment portfolios of Hartford Life Insurance Company are managed by Hartford Investment Management Company (“HIMCO”), a wholly-owned subsidiary of The Hartford. HIMCO is responsible for monitoring and managing the asset/liability profile, establishing investment objectives and guidelines and determining, within specified risk tolerances and investment guidelines, the appropriate asset allocation, duration, convexity and other characteristics of the portfolios. Security selection and monitoring are performed by asset class specialists working within dedicated portfolio management teams.

Fluctuations in interest rates affect the Company’s return on, and the fair value of, fixed maturity investments, which comprised approximately 86% and 81% of the fair value of its invested assets as of December 31, 2002 and 2001, respectively. Other events beyond the Company’s control could also adversely impact the fair value of these investments. Specifically, a downgrade of an issuer’s credit rating or default of payment by an issuer could reduce the Company’s investment return.

The Company also invests in unaffiliated limited partnership arrangements in order to further diversify its investment portfolio. These limited partnerships represent approximately 2% and 3% of the fair value of its invested assets as of December 31, 2002 and 2001, respectively. Limited partnerships are typically less liquid than direct investments in fixed income or equity investments. Market volatility and other factors beyond the Company’s control can adversely affect the value of these investments. Because the Company is a limited partner, its ability to control the timing or the realization of the related investment income is restricted.

A decrease in the fair value of any investment that is deemed other than temporary would result in the Company’s recognition of a realized capital loss in its financial results prior to the actual sale of the investment. See Company’s discussion of evaluation of other than temporary impairment in Critical Accounting Estimates under “ Valuation of Investments and Derivative Instruments”.

The weighted average duration of the fixed maturity portfolio was 4.5 and 4.6 as of December 31, 2002 and 2001, respectively. Duration is defined as the approximate percentage change in market price of the portfolio for a 100 basis point change in interest rates. For example, if interest rates increased by 100 basis points, the fair value of the portfolio would be expected to decrease by approximately 4.5% and 4.6% as of December 31, 2002 and 2001, respectively. The following table identifies the invested assets by type held in the general account as of December 31, 2002 and 2001.

Composition of Invested Assets

	2002		2001
	Amount	Percent	Amount	Percent

Fixed maturities, at fair value	$24,786	86.3%	$19,142	81.0%
Equity securities, at fair value	120	0.4%	64	0.3%
Policy loans, at outstanding balance	2,895	10.1%	3,278	13.8%
Limited partnerships, at fair value	486	1.7%	721	3.1%
Other investments	432	1.5%	415	1.8%

Total investments	$28,719	100.0%	$23,620	100.0%

During 2002, fixed maturity investments increased 30% primarily due to increased operating cash flows, transfers into the general account from the variable annuity separate account, and an increase in fair value due to a lower interest rate environment. Limited partnerships decreased $235, or 33%, due to redemptions and a tactical decision to reallocate funds to other asset classes.

The following table sets forth by type the fixed maturity securities held in the Company’s general account as of December 31, 2002 and 2001.

	2002		2001

Fixed Maturities by Type	Fair Value	Percent	Fair Value	Percent

Corporate	$13,560	54.7%	$10,443	54.5%
Asset-backed securities	3,674	14.8%	3,131	16.4%
Commercial mortgage backed securities	3,632	14.7%	2,534	13.2%
Collateralized mortgage obligations	571	2.3%	591	3.1%
Mortgage backed securities – agency	1,648	6.6%	800	4.2%
Government/Government agencies – Foreign	464	1.9%	327	1.7%
Government/Government agencies – U.S.	264	1.1%	260	1.4%
Municipal – taxable	31	0.1%	47	0.2%
Municipal – exempt	1	—	—	—
Short-term	941	3.8%	1,008	5.3%
Redeemable preferred stock	—	—	1	—

Total fixed maturities	$24,786	100.0%	$19,142	100.0%

There were no material changes in asset allocation during 2002 and 2001.

As of December 31, 2002 and 2001, 19% and 22%, respectively, of the Company’s fixed maturities were invested in private placement securities (including 11% and 13% of Rule 144A offerings as of December 31, 2002 and 2001, respectively). Private placement securities are generally less liquid than public securities. However, private placements generally have covenants designed to compensate for liquidity risk. Most of the private placement securities in the operation’s portfolio are rated by nationally recognized rating agencies. (For further discussion of the Company’s investment credit policies, see the Capital Markets Risk Management section under “Credit Risk”.)

Investment Results

The table below summarizes Hartford Life Insurance Company’s investment results.

(Before-tax)	2002	2001	2000

Net investment income – excluding policy loan income	$1,332	$1,191	$1,021
Policy loan income	251	304	305

Net investment income – total	$1,583	$1,495	$1,326

Yield on average invested assets (1)	6.3%	7.1%	7.1%

Net realized capital losses	$(288)	$(91)	$(85)

(1)	Represents net investment income (excluding net realized capital losses) divided by average invested assets at cost (fixed maturities at amortized cost).

2002 Compared to 2001 — Net investment income, excluding policy loan income, increased $141, or 12%. The increase was primarily due to income earned on the previously discussed higher invested asset base partially offset by $30 lower income on limited partnerships and the impact of lower interest rates. Yields on average invested assets decreased as a result of lower rates on new investment purchases, decreased policy loan income, and decreased income on limited partnerships.

Net realized capital losses increased $197 compared to 2001. Included in 2002 net realized capital losses were write-downs for other than temporary impairments on primarily corporate and asset-backed fixed maturities of $340. Write-downs on corporate fixed maturities totaled $175 and included impairments in the communications and technology sector of $137 (including a $74 loss related to securities issued by WorldCom Corporation), and the utilities sector of $28. Write-downs on asset-backed securities totaled $154 and included impairments of securities backed by aircraft lease receivables of $66, corporate debt of $29, manufactured housing receivables of $16, mutual fund fee receivables of $16, and on various other asset-backed securities totaling $27. These losses were partially offset by gains from the sale of fixed maturity securities.

2001 Compared to 2000 — Net investment income, excluding policy loan income, increased $170, or 17%. The increase was primarily due to income earned on the previously discussed increase in fixed maturity investments, partially offset by lower yields on fixed maturities in the third and fourth quarters of 2001. Yields on overall average invested assets were flat.

Net realized capital losses increased $6 compared to 2000. Included in 2001 net realized capital losses were write-downs for other than temporary impairments on primarily corporate and asset backed fixed maturities of $93. Write-downs on corporate securities totaled $58 and included impairments in the utilities sector of $37 and the communications and technology sector of $17. Write-downs on corporate fixed maturities in the utilities sector were on securities issued by Enron Corporation. Write-downs on asset-backed securities totaled $25 and included impairments of securities backed by corporate debt of $10 and on various other asset-backed securities totaling $15. Also included in net realized capital losses is a $10 loss recognized on the sale of the Company’s interest in an Argentine insurance joint venture, in addition to losses associated with the credit deterioration of certain investments in which the Company has an indirect economic interest. These losses were partially offset bygains from the sale of fixed maturities.

Separate Account Products

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Separate accounts reflect two categories of risk assumption: non-guaranteed separate accounts totaling $93.8 billion and $104.2 billion as of December 31, 2002 and 2001, respectively, wherein the policyholder assumes substantially all the investment risk and reward, and guaranteed separate accounts totaling $11.5 billion and $10.1 billion as of December 31, 2002 and 2001, respectively, wherein Hartford Life Insurance Company contractually guarantees either a minimum return or account value to the policyholder. Guaranteed separate account products primarily consist of modified guaranteed individual annuities and modified guaranteed life insurance and generally include market value adjustment features and surrender charges to mitigate the risk of disintermediation. The primary investment objective of guaranteed separate accounts is to maximize after-tax returns consistent with acceptable risk parameters, including the management of the interest rate sensitivity of invested assets relative to that of policyholder obligations, as discussed in the Capital Markets Risk Management section under “Market Risk – Interest Rate Risk.”

Investment objectives for non-guaranteed separate accounts vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. Non-guaranteed separate account products include variable annuities, variable life insurance contracts and variable COLI.

CAPITAL MARKETS RISK MANAGEMENT

Hartford Life Insurance Company has a disciplined approach to managing risks associated with its capital markets and asset/liability management activities. Investment portfolio management is organized to focus investment management expertise on specific classes of investments, while asset/liability management is the responsibility of dedicated risk management units supporting the Company, including guaranteed separate accounts. Derivative instruments are utilized in compliance with established Company policy and regulatory requirements and are monitored internally and reviewed by senior management.

The Company is exposed to two primary sources of investment and asset/liability management risk: credit risk, relating to the uncertainty associated with the ability of an obligor or counterparty to make timely payments of principal and/or interest, and market risk, relating to the market price and/or cash flow variability associated with changes in interest rates, securities prices, market indices, yield curves or currency exchange rates. The Company does not hold any financial instruments purchased for trading purposes.

Credit Risk

Hartford Life Insurance Company has established investment credit policies that focus on the credit quality of obligors and counterparties, limit credit concentrations, encourage diversification and require frequent creditworthiness reviews. Investment activity, including setting of policy and defining acceptable risk levels, is subject to regular review and approval by senior management and reported to the Finance Committee of the Board of Directors of The Hartford.

The Company invests primarily in securities which are rated investment grade and has established exposure limits, diversification standards and review procedures for all credit risks including borrower, issuer and counterparty. Creditworthiness of specific obligors is determined by an internal credit evaluation supplemented by consideration of external determinants of creditworthiness, typically ratings assigned by nationally recognized ratings agencies. Obligor, asset sector and industry concentrations are subject to established limits and monitored on a regular basis.

Hartford Life Insurance Company is not exposed to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholder’s equity.

Derivative Instruments

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

The Company periodically enters into swap agreements in which the Company assumes credit exposure from a single entity, referenced index or asset pool. Total return swaps involve the periodic exchange of payments with other parties, at specified intervals, calculated using the agreed upon index and notional principal amounts. Generally, no cash or principal payments are exchanged at the inception of the contract. Typically, at the time a swap is entered into, the cash flow streams exchanged by the counterparties are equal in value.

Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. One party to the contract will make a payment based on an agreed upon rate and a notional amount. The second party will only make a payment when there is a credit event, and such payment will be equal to the notional value of the swap contract, and in return, the second party will receive the debt obligation of the first party.

As of December 31, 2002 and 2001, the notional value of total return and credit default swaps totaled $437 and $230, respectively, and their swap fair value totaled $(41) and $(51), respectively.

The following tables identify fixed maturity securities for Hartford Life Insurance Company including guaranteed separate accounts, by credit quality. The ratings referenced in the tables are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company’s internal analysis of such securities. In addition, an aging of the gross unrealized loss position is presented for fixed maturity and equity securities.

As of December 31, 2002 and 2001, over 94% and 96%, respectively, of the fixed maturity portfolio was invested in securities rated investment grade (BBB and above).

Fixed Maturities by Credit Quality

	2002			2001

			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value

United States Government/Government agencies	$3,213	$3,341	9.3%	$2,137	$2,197	7.6%
AAA	5,077	5,399	15.1%	3,708	3,818	13.2%
AA	3,334	3,507	9.8%	2,821	2,884	9.9%
A	11,019	11,687	32.5%	10,614	10,794	37.2%
BBB	8,662	9,081	25.3%	7,002	7,027	24.2%
BB & below	1,928	1,862	5.2%	1,091	1,031	3.6%
Short-term	993	994	2.8%	1,233	1,233	4.3%

Total fixed maturities	$34,226	$35,871	100.0%	$28,606	$28,984	100.0%

Total general account fixed maturities	$23,675	$24,786	69.1%	$18,933	$19,142	66.0%

Total guaranteed separate account fixed maturities	$10,551	$11,085	30.9%	$9,673	$9,842	34.0%

The Company’s total and below investment grade (“BIG”) fixed maturity and equity securities held as of December 31, 2002 and 2001 that were in an unrealized loss position are presented in the tables below by length of time the security was in an unrealized loss position.

Unrealized Loss Aging at December 31, 2002

	Total Securities			BIG and Equity Securities

	Amortized		Unrealized	Amortized		Unrealized
	Cost	Fair Value	Loss	Cost	Fair Value	Loss

Three months or less	$1,382	$1,316	$(66)	$131	$104	$(27)
Greater than three months to six months	1,211	1,158	(53)	188	165	(23)
Greater than six months to nine months	519	465	(54)	160	134	(26)
Greater than nine months to twelve months	1,247	1,181	(66)	299	264	(35)
Greater than twelve months	1,873	1,693	(180)	354	299	(55)

Total	$6,232	$5,813	$(419)	$1,132	$966	$(166)

The total securities that were in an unrealized loss position for longer than six months as of December 31, 2002 primarily consisted of corporate and asset-backed securities. The significant corporate security industry sectors of banking and financial services, utilities, technology and communications and airlines comprised of 20%, 13%, 14% and 3%, respectively, of the greater than six months unrealized loss amount. Asset-backed securities comprised 34% of the greater than six month unrealized loss amount and included securities backed by corporate debt, aircraft lease receivables and credit card receivables. At December 31, 2002, the Company held no securities of a single issuer that were at an unrealized loss in excess of 4% of total unrealized losses. The total unrealized loss position of $(419) consisted of $(297) in general account losses and $(122) in guaranteed separate account losses.

The BIG and equity securities that were in an unrealized loss position for longer than six months as of December 31, 2002 primarily consisted of corporate securities in the technology and communications and utilities sectors as well as asset-backed securities backed by corporate debt, equipment loans and credit card receivables. The technology and communications and utilities sectors along with diversified equity mutual funds and asset-backed securities comprised 29%, 23%, 18% and 14%, respectively, of the BIG and equity securities that were in an unrealized loss position for greater than six months at December 31, 2002. The total unrealized loss position of BIG and equity securities of $(166) consisted of $(131) in general account losses and $(35) in guaranteed separate account losses.

Unrealized Loss Aging at December 31, 2001

	Total Securities			BIG and Equity Securities

	Amortized		Unrealized	Amortized		Unrealized
	Cost	Fair Value	Loss	Cost	Fair Value	Loss

Three months or less	$4,064	$3,945	$(119)	$154	$133	$(21)
Greater than three months to six months	685	622	(63)	67	49	(18)
Greater than six months to nine months	437	417	(20)	42	38	(4)
Greater than nine months to twelve months	1,943	1,871	(72)	209	184	(25)
Greater than twelve months	1,923	1,778	(145)	286	247	(39)

Total	$9,052	$8,633	$(419)	$758	$651	$(107)

The total securities that were in an unrealized loss position for longer than six months as of December 31, 2001 primarily consisted of corporate and asset-backed securities. The significant corporate security industry sectors that were in an unrealized loss position for greater than six months included banking and financial services of 21%. The communications and technology, utilities and petroleum sectors comprised 14%, 13%, and 5%, respectively of the total securities that were in an unrealized loss position at December 31, 2001 for greater than six months. Asset-backed securities comprised 20% of the greater than six month unrealized loss amount, and included securities backed by corporate debt, franchise loans, aircraft lease receivables, credit card receivables, and manufactured housing receivables. At December 31, 2001, the Company held no securities of a single issuer that were at an unrealized loss in excess of 3% of total unrealized losses. The total unrealized loss position of $(419) consisted of $(313) in general account losses and $(106) in guaranteed separate account losses.

The BIG and equity securities that were in an unrealized loss position for longer than six months as of December 31, 2001 primarily consisted of corporate securities in the utilities and technology and communications sectors as well as asset backed securities backed by primarily manufactured housing receivables, corporate debt and equipment lease receivables. Diversified equity mutual funds, asset-backed securities, technology and communications sector securities and utilities sector securities comprised 10%, 22%, 19% and 15%, respectively, of the BIG securities in a unrealized loss position at December 31, 2001 for greater than six months. The total unrealized loss position of BIG and equity securities of $(107) consisted of $(69) in general account losses and $(38) in guaranteed separate account losses.

As part of our ongoing monitoring process by a committee of investment and accounting professionals, the Company has reviewed these securities and concluded that there were no additional other than temporary impairments as of December 31, 2002 and 2001. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and their continued expectation to do so, as well as our evaluation of the fundamentals of the issuers’ financial condition, the Company believes that the prices of the securities in the sectors identified above, were temporarily depressed primarily as a result of a market dislocation and generally poor cyclical economic conditions and sentiment. See the Critical Accounting Estimates section in the MD&A for the factors considered in evaluating other than temporary impairments.

The evaluation for other than temporary impairments is a quantitative and qualitative process which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. In addition, for securitized financial assets with contractual cash flows (e.g. asset-backed securities), projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral.

Market Risk

Hartford Life Insurance Company has material exposure to both interest rate and equity market risk. The Company analyzes interest rate risk using various models including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivative instruments.

Hartford Life Insurance Company has several objectives in managing market risk. The Company is responsible for maximizing after-tax returns within acceptable risk parameters, including the management of the interest rate sensitivity of invested assets and the generation of sufficient liquidity to that of corporate and policyholder obligations. The Company’s fixed maturity portfolios have material market exposure to interest rate risk. The Company continually monitors these exposures and makes portfolio adjustments to manage these risks within established limits.

Downward movement in market interest rates during 2002 resulted in a significant increase in the unrealized appreciation of the fixed maturity security portfolio from 2001. However, The Company’s asset allocation and its exposure to market risk as of December 31, 2002 have not changed materially from its position at December 31, 2001.

Derivative Instruments

Hartford Life Insurance Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards and exchange traded futures and options, in compliance with Company policy and regulatory requirements in order to achieve one of four Company approved objectives: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; to control transaction costs; or to enter into income enhancement and replication transactions.

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

Derivative activities are monitored by an internal compliance unit, reviewed frequently by senior management and reported to the The Hartford’s Finance Committee of the Board of Directors. The notional amounts of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. Notional amounts pertaining to derivative instruments for both general and guaranteed separate accounts at December 31, 2002 and 2001 totaled $9.6 billion and $8.1 billion, respectively.

The following discussions focus on the key market risk exposures within Hartford Life Insurance Company.

Interest Rate Risk

Hartford Life Insurance Company’s general account and guaranteed separate account exposure to interest rate risk relates to the market price and/or cash flow variability associated with changes in market interest rates. Changes in interest rates can potentially impact the Company’s profitability. In certain scenarios where interest rates are volatile, the Company could be exposed to disintermediation risk and reduction in net interest rate spread or profit margins.

The Company’s general account and guaranteed separate account investment portfolios primarily consist of investment grade, fixed maturity securities, including corporate bonds, asset-backed securities, commercial mortgage-backed securities, tax-exempt municipal securities and collateralized mortgage obligations. The fair value of these and the Company’s other invested assets fluctuates depending on the interest rate environment and other general economic conditions. During periods of declining interest rates, paydowns on mortgage-backed securities and collateralized mortgage obligations increase as the underlying mortgages are prepaid. During such periods, the Company generally will not be able to reinvest the proceeds of any such prepayments at comparable yields. Conversely, during periods of rising interest rates, the rate of prepayments generally declines, exposing the Company to the possibility of asset/liability cash flow and yield mismatch. (For further discussion of the Company’s risk management techniques to manage this market risk, see the “Asset and Liability Management Strategies Used to Manage Market Risk” discussed below.)

As described above, Hartford Life Insurance Company holds a significant fixed maturity portfolio that includes both fixed and variable rate securities. The following table reflects the principal amounts of the Company’s general and guaranteed separate accounts fixed and variable rate fixed maturity portfolios, along with the respective weighted average coupons by estimated maturity year at December 31, 2002. Comparative totals are included as of December 31, 2001. Expected maturities differ from contractual maturities due to call or prepayment provisions. The weighted average coupon (“WAC”) on variable rate securities is based on spot rates as of December 31, 2002 and 2001, and is primarily based on London Interbank Offered Rate (“LIBOR”). Callable bonds and notes are distributed to either call dates or maturity, depending on which date produces the most conservative yield. Asset-backed securities, collateralized mortgage obligations and mortgage-backed securities are distributed based on estimates of the rate of future prepayments of principal over the remaining life of the securities. These estimates are developed using prepayment speeds provided in broker consensus data. Such estimates are derived from prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates. Financial instruments with certain leverage features have been included in each of the fixed maturity categories. These instruments have not been separately displayed because they were immaterial to the Company’s investment portfolio.

							2002	2001
	2003	2004	2005	2006	2007	Thereafter	Total	Total

Bonds and Notes – Callable
Fixed Rate
Par value	$10	$25	$123	$17	$19	$1,652	$1,846	$1,584
Weighted average coupon	6.6%	7.2%	4.6%	7.3%	8.3%	2.8%	3.1%	2.9%
Fair value							$1,436	$1,113
Variable Rate
Par value	$—	$6	$25	$8	$6	$735	$780	$953
Weighted average coupon	—	2.4%	3.0%	3.3%	4.1%	2.9%	2.9%	3.4%
Fair value							$711	$873
Bonds and Notes – Other
Fixed Rate
Par value	$2,531	$1,332	$1,819	$1,879	$1,635	$9,833	$19,029	$16,434
Weighted average coupon	5.8%	6.0%	7.2%	6.4%	6.4%	6.5%	6.4%	6.3%
Fair value							$19,441	$15,769
Variable Rate
Par value	$219	$90	$258	$113	$13	$389	$1,082	$1,117
Weighted average coupon	3.0%	2.7%	4.1%	2.1%	7.2%	3.7%	3.4%	4.9%
Fair value							$960	$1,023
Asset Backed Securities
Fixed Rate
Par value	$344	$427	$514	$230	$130	$668	$2,313	$2,075
Weighted average coupon	6.8%	6.3%	5.7%	6.1%	6.2%	7.1%	6.4%	6.9%
Fair value							$2,305	$2,068
Variable Rate
Par value	$155	$293	$351	$357	$327	$1,457	$2,940	$2,264
Weighted average coupon	2.1%	2.2%	2.3%	2.3%	2.4%	2.4%	2.3%	2.8%
Fair value							2,756	$2,201
Collateralized Mortgage Obligations
Fixed Rate
Par value	$85	$74	$61	$56	$49	$339	$664	$788
Weighted average coupon	6.4%	6.2%	6.2%	6.2%	6.2%	6.3%	6.3%	6.4%
Fair value							$693	$784
Variable Rate
Par value	$10	$12	$10	$7	$5	$47	$91	$15
Weighted average coupon	2.4%	2.5%	2.7%	3.0%	3.1%	2.3%	2.5%	6.9%
Fair value							$90	$16
Commercial Mortgage Backed Securities
Fixed Rate
Par value	$63	$106	$104	$185	$391	$2,794	$3,643	$2,691
Weighted average coupon	6.1%	6.6%	6.4%	6.8%	6.8%	6.7%	6.7%	7.0%
Fair value							$4,044	$2,789
Variable Rate
Par value	$165	$140	$104	$72	$90	$705	$1,276	$1,449
Weighted average coupon	3.4%	3.4%	4.1%	6.8%	4.7%	7.1%	5.8%	5.8%
Fair value							$1,342	$1,338
Mortgage Backed Securities
Fixed Rate
Par value	$260	$314	$255	$175	$126	$829	$1,959	$990
Weighted average coupon	6.7%	6.7%	6.6%	6.6%	6.6%	6.6%	6.6%	6.8%
Fair value							$2,057	$1,008
Variable Rate
Par value	$3	$5	$6	$5	$4	$13	$36	$2
Weighted average coupon	2.5%	2.4%	2.4%	2.4%	2.4%	2.4%	2.4%	5.3%
Fair value							$36	$2

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

Derivatives play an important role in facilitating the management of interest rate risk, creating opportunities to efficiently fund obligations, hedge against risks that affect the value of certain liabilities and adjust broad investment risk characteristics as a result of any significant changes in market risks. The Companys uses a variety of derivatives, including swaps, caps, floors, forwards and exchange-traded financial futures and options, in order to hedge exposure primarily to interest rate risk on anticipated investment purchases or existing assets and liabilities. At December 31, 2002, notional amounts pertaining to derivatives totaled $8.3 billion ($6.8 billion related to insurance investments and $1.5 billion related to life insurance liabilities). Notional amounts pertaining to derivatives totaled $7.7 billion at December 31, 2001 ($6.2 billion related to insurance investments and $1.5 billion related to life insurance liabilities).

The economic objectives and strategies for which the Company utilized derivatives have not changed as a result of SFAS 133 and are categorized as follows:

Anticipatory Hedging — For certain liabilities, the Company commits to the price of the product prior to receipt of the associated premium or deposit. Anticipatory hedges are executed to offset the impact of changes in asset prices arising from interest rate changes pending the receipt of premium or deposit and the subsequent purchase of an asset. These hedges involve taking a long position (purchase) in interest rate futures or entering into an interest rate swap with duration characteristics equivalent to the associated liabilities or anticipated investments. The notional amounts of anticipatory hedges as of December 31, 2002 and 2001, were $0 and $78, respectively.

Liability Hedging — Several products obligate the Company to credit a return to the contract holder which is indexed to a market rate. To hedge risks associated with these products, the Company enters into various derivative contracts. Interest rate swaps are used to convert the contract rate into a rate that trades in a more liquid and efficient market. This hedging strategy enables the Company to customize contract terms and conditions to customer objectives and satisfies the operation’s asset/liability matching policy. In addition, interest rate swaps are used to convert certain variable contract rates to different variable rates, thereby allowing them to be appropriately matched against variable rate assets. Finally, interest rate caps and option contracts are used to hedge against the risk of contract holder disintermediation in a rising interest rate environment. The notional amounts of derivatives used for liability hedging as of December 31, 2002 and 2001, were $1.5 billion.

Asset Hedging —To meet the various policyholder obligations and to provide cost-effective prudent investment risk diversification, the Company may combine two or more financial instruments to achieve the investment characteristics of a fixed maturity security or that match an associated liability. The use of derivative instruments in this regard effectively transfers unwanted investment risks or attributes to others. The selection of the appropriate derivative instruments depends on the investment risk, the liquidity and efficiency of the market, and the asset and liability characteristics. The notional amounts of asset hedges as of December 31, 2002 and 2001, were $6.6 billion and $5.7 billion, respectively.

Portfolio Hedging —The Company periodically compares the duration and convexity of its portfolios of assets to its corresponding liabilities and enters into portfolio hedges to reduce any difference to desired levels. Portfolio hedges reduce the duration and convexity mismatch between assets and liabilities and offset the potential impact to cash flows caused by changes in interest rates. The notional amounts of portfolio hedges as of December 31, 2002 and 2001, were $151 and $353, respectively.

The following tables provide information as of December 31, 2002 with comparative totals for December 31, 2001 on derivative instruments used in accordance with the aforementioned hedging strategies. For interest rate swaps, caps and floors, the tables present notional amounts with weighted average pay and receive rates for swaps and weighted average strike rates for caps and floors by maturity year. For interest rate futures, the table presents contract amount and weighted average settlement price by expected maturity year. For option contracts, the table presents contract amount by expected maturity year.

							2002	2001
Interest Rate Swaps [1]	2003	2004	2005	2006	2007	Thereafter	Total	Total

Pay Fixed/Receive Variable
Notional value	$295	$85	$23	$36	$90	$139	$668	$508
Weighted average pay rate	4.2%	3.5%	6.6%	6.7%	4.3%	5.9%	4.7%	5.8%
Weighted average receive rate	1.5%	1.4%	1.8%	1.8%	1.4%	1.5%	1.5%	2.2%
Fair value							$(37)	$(20)
Pay Variable/Receive Fixed
Notional value	$423	$1,369	$942	$739	$614	$1,041	$5,128	$4,323
Weighted average pay rate	1.5%	1.6%	1.5%	1.5%	1.5%	1.4%	1.5%	2.1%
Weighted average receive rate	5.5%	5.5%	5.7%	5.5%	5.0%	5.1%	5.4%	5.8%
Fair value							$426	$177
Pay Variable/Receive Different Variable
Notional value	$2	$11	$5	$—	$—	$—	$18	$23
Weighted average pay rate	1.7%	(0.5%)	5.5%	—	—	—	1.5%	3.1%
Weighted average receive rate	1.4%	0.8%	2.1%	—	—	—	1.2%	4.8%
Fair value							$(1)	$(1)

[1]	Swap agreements in which the Company assumes credit exposure from a single entity, referenced index or asset pool are not included above, rather they are included in the Credit Risk discussion. At December 31, 2002 and 2001, these swaps had a notional value of $437 and $230, respectively, and a fair value of $(41) and $(51), respectively. Also, swap agreements that reduce foreign currency exposure in certain fixed maturity investments are not included above, rather they are included in the foreign currency risk discussion. At December 31, 2002 and 2001, these swaps had a notional value of $791 and $433, respectively, and a fair value of $(68) and $6, respectively.

[2]	Negative weighted average pay rate in 2004 results when payments are received on both sides of an index swap.

							2002	2001
Interest Rate Caps - LIBOR Based	2003	2004	2005	2006	2007	Thereafter	Total	Total

Purchased
Notional value	$43	$—	$77	$—	$15	$—	$135	$145
Weighted average strike rate (8.0 - 9.9%)	8.5%	—	8.4%	—	8.3%	—	8.4%	8.5%
Fair value							$—	$1
Notional value	$—	$—	$—	$—	$—	$—	$—	$19
Weighted average strike rate (10.1%)	—	—	—	—	—	—	—	10.1%
Fair value							$—	$—

							2002	2001
Interest Rate Caps - CMT Based [1]	2003	2004	2005	2006	2007	Thereafter	Total	Total

Purchased
Notional value	$250	$—	250	$—	$—	$—	$500	$500
Weighted average strike rate (8.7%)	8.7%	—	8.7%	—	—	—	8.7%	8.7%
Fair value							$—	$3

[1]	CMT represents the Constant Maturity Treasury Rate.

							2002	2001
Interest Rate Floors - LIBOR Based	2003	2004	2005	2006	2007	Thereafter	Total	Total

Purchased
Notional value	$—	$27	$—	$—	$—	$—	$27	$27
Weighted average strike rate (7.9%)	—	7.9%	—	—	—	—	7.9	7.9%
Fair value							$3	$3
Issued
Notional value	$43	$20	$77	$—	$—	$—	$140	$168
Weighted average strike rate (4.0 - 5.9%)	5.5%	5.3%	5.3%	—	—	—	5.3%	5.3%
Fair value							$(8)	$(7)
Notional value	$—	$27	$—	$—	$—	$—	$27	$27
Weighted average strike rate (7.8%)	—	7.8%	—	—	—	—	7.8%	7.8%
Fair value							$(3)	$(3)

							2001	2000
Interest Rate Floors - CMT Based	2003	2004	2005	2006	2007	Thereafter	Total	Total

Purchased
Notional value	$150	$—	$—	$—	$—	$—	$150	$150
Weighted average strike rate (5.5%)	5.5%	$—	$—	$—	$—	$—	5.5%	5.5%
Fair value							$1	$5

[1] CMT represents the Constant Maturity Treasury Rate.

							2002	2001
Interest Rate Futures	2003	2004	2005	2006	2007	Thereafter	Total	Total

Long
Contract amount/notional	$—	$—	$—	$—	$—	$—	$—	$266
Weighted average settlement price	$—	$—	$—	$—	$—	$—	$—	$105
Short
Contract amount/notional	$11	$—	$—	$—	$—	$—	$11	$25
Weighted average settlement price	$114	$—	$—	$—	$—	$—	$114	$105

							2002	2001
Option Contracts	2003	2004	2005	2006	2007	Thereafter	Total	Total

Long
Contract amount/notional	$83	$88	$—	$280	$29	$16	$496	$526
Fair Value							$9	$16
Short
Contract amount/notional	$172	$457	$145	$205	$25	$30	$1,034	$991
Fair Value							$(32)	$(52)

Currency Exchange Risk

Currency exchange risk exists with respect to investments in non-US dollar denominated securities. The fair value of these fixed maturity securities at December 31, 2002 and 2001 were $1.2 billion and $455, respectively. Derivative contracts were utilized to manage the currency exposures. The Company enters into foreign currency swaps to hedge the variability in cash flow associated with certain foreign denominated securities. This hedging strategy enters into foreign currency swap agreements that are structured to match all the foreign currency cash flows of the hedged foreign denominated securities. At December 31, 2002 and 2001, the foreign currency swaps had a notional value of $791 and $433, respectively and fair value of $(68) and $6, respectively. In the fourth quarter of 2002, the Company entered into a costless collar strategy to temporarily mitigate a portion of its residual currency risk in foreign dominated securities. Accordingly, the Company purchased foreign put options and wrote foreign call options expiring in January 2003. At December 31, 2002 the foreign put and call options had a notional value of $469, and fair value of $(3). The Company had no foreign put or call options at December 31, 2001.

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

Management of the duration of investments with respective policyholder obligations is an explicit objective of the Company’s management strategy. The estimated cash flows of insurance policy liabilities based upon internal actuarial assumptions as of December 31, 2002 are reflected in the table below by expected maturity year. Comparative totals are included for December 31, 2001.

(Dollars in billions)

							2002	2001
Description (1)	2003	2004	2005	2006	2007	Thereafter	Total	Total

Fixed rate asset accumulation vehicles	$1.7	$3.0	$2.6	$2.0	$1.9	$2.4	$13.6	$15.7
Weighted average credited rate	6.0%	6.0%	5.9%	5.6%	5.5%	5.7%	5.8%	5.9%
Indexed asset accumulation vehicles	$0.6	$0.1	$—	$—	$—	$—	$0.7	$0.7
Weighted average credited rate	3.0%	3.0%	—	—	—	—	3.0%	6.5%
Interest credited asset accumulation vehicles	$3.3	$3.2	$3.2	$0.5	$0.4	$6.8	$17.4	$7.5
Weighted average credited rate	3.9%	3.9%	3.8%	4.8%	4.8%	4.7%	4.2%	5.8%
Long-term pay out liabilities	$0.5	$0.4	$0.3	$0.3	$0.3	$3.8	$5.6	$5.9
Short-term pay out liabilities	$—	$—	$—	$—	$—	$—	$—	$0.3

(1)	As of December 31, 2002 and 2001, the fair value of the Company’s investment contracts including guaranteed separate accounts was $27.8 billion and $25.7 billion, respectively.

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

	Change in Net Economic Value
	2002		2001

Basis point shift	-100	+ 100	- 100	+ 100

Amount	$12	$(34)	$6	$(22)
Percent of liability value	0.05%	(0.15)%	0.03%	(0.11)%

These fixed liabilities represented about 65% of the Company’s general and guaranteed separate account liabilities at December 31, 2002 and 2001. The remaining liabilities generally allow the Company significant flexibility to adjust credited rates to reflect actual investment experience and thereby pass through a substantial portion of actual investment experience to the policyholder. The fixed liability portfolios are managed and monitored relative to defined objectives and are analyzed regularly by management for internal risk management purposes using scenario simulation techniques, and are evaluated on an annual basis, in compliance with regulatory requirements.

Equity Risk

Hartford Life Insurance Company’s operations are significantly influenced by changes in the equity markets. The Company’s profitability depends largely on the amount of assets under management, which is primarily driven by the level of sales, equity market appreciation and depreciation and the persistency of the in-force block of business. A prolonged and precipitous decline in the equity markets, as has been experienced of late, can have a significant impact on the Company’s operations, as sales of variable products may decline and surrender activity may increase, as customer sentiment towards the equity market turns negative. The lower assets under management will have a negative impact on the Company’s financial results, primarily due to lower fee income related to the Investment Products and Individual Life segments, where a heavy concentration of equity linked products are administered and sold. Furthermore, the Company may experience a reduction in profit margins if a significant portion of the assets held in the variable annuity separate accounts move to the general account and the Company is unable to earn an acceptable investment spread, particularly in light of the low interest rate environment and the presence of contractually guaranteed minimum interest credited rates, which for the most part are at a 3% rate.

In addition, prolonged declines in the equity market may also decrease the Company’s expectations of future gross profits, which are utilized to determine the amount of DAC to be amortized in a given financial statement period. A significant decrease in the Company’s estimated gross profits would require the Company to accelerate the amount of DAC amortization in a given period, potentially causing a material adverse deviation in that period’s net income. Although an acceleration of DAC amortization would have a negative impact on the Company’s earnings, it would not affect the Company’s cash flow or liquidity position.

Additionally, the Investment Products segment sells variable annuity contracts that offer various guaranteed death benefits. For certain guaranteed death benefits, Hartford Life pays the greater of (1) the account value at death; (2) the sum of all premium payments less prior withdrawals; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary. The Company currently reinsures a significant portion of these death benefit guarantees associated with its in-force block of business. The Company currently records the death benefit costs, net of reinsurance, as they are incurred. Declines in the equity market may increase the Company’s net exposure to death benefits under these contracts.

The Company’s total gross exposure (i.e. before reinsurance) to these guaranteed death benefits as of December 31, 2002 is $22.4 billion. Due to the fact that 82% of this amount is reinsured, the Company’s net exposure is $4.1 billion. This amount is often referred to as the net amount at risk. However, the Company will only incur these guaranteed death benefit payments in the future if the policyholder has an in-the-money guaranteed death benefit at their time of death. In order to analyze the total costs that the Company may incur in the future related to these guaranteed death benefits, the Company performed an actuarial present value analysis. This analysis included developing a model utilizing 250 stochastically generated investment performance scenarios and best estimate assumptions related to mortality and lapse rates. A range of projected costs was developed and discounted back to the statement date utilizing the Company’s cost of capital, which for this purpose was assumed to be 9.25%. Based on this analysis, the Company estimated that the present value of the retained death benefit costs to be incurred in the future fell within a range of $86 to $349. This range was calculated utilizing a 95% confidence interval. The median of the 250 stochastically generated scenarios was $159.

Furthermore, the Company is involved in arbitration with one of its primary reinsurers relating to policies with such death benefit guarantees written from 1994 to 1999. The arbitration involves alleged breaches under the reinsurance treaties. Although the Company believes that its position in this pending arbitration is strong, an adverse outcome could result in a decrease to the Company’s statutory surplus and capital and potentially increase the death benefit costs incurred by the Company in the future. The arbitration hearing was held during the fourth quarter of 2002, but no decision has been rendered.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity represent the overall strength of Hartford Life Insurance Company and its ability to generate strong cash flows from each of the business segments, borrow funds at competitive rates and raise new capital to meet operating and growth needs. The Company maintained cash and short-term investments totalling $1.0 billion and $1.1 billion as of December 31, 2002 and 2001.

Cash Flow

	2002	2001	2000

Cash provided by operating activities	$671	$1,105	$1,333
Cash used for investing activities	(4,435)	(3,658)	(44)
Cash provided by (used for) financing activities	3,754	2,586	(1,288)
Cash – end of year	79	87	56

2002 Compared to 2001 — The decrease in cash provided by operating activities was primarily the result of the timing of the settlement of receivables, payables and other related liabilities. The increase in cash provided by financing activities primarily relates to the increase in receipts from investment and universal life-type contracts charged against policyholder accounts. Operating cash flows in the periods presented have been more than adequate to meet liquidity requirements.

2001 Compared to 2000 — The decrease in cash provided by operating activities was primarily the result of the timing of the settlement of receivables, payables and other related liabilities. The increase in cash used for investing activities and the decrease in cash used for financing activities primarily relates to the purchase of Fortis Financial Group. Operating cash flows in the periods presented have been more than adequate to meet liquidity requirements.

Ratings

Ratings are an important factor in establishing the competitive position in the insurance and financial services marketplace. There can be no assurance that the Company’s ratings will continue for any given period of time or that they will not be changed. In the event the Company’s ratings are downgraded, the level of revenues or the persistency of the Company’s business may be adversely impacted.

The following table summarizes Hartford Life Insurance Company’s significant United States member companies’ financial ratings from the major independent rating organizations as of February 28, 2003:

Standard &
	A.M. Best	Fitch	Moody’s	Poor's

Insurance Ratings
Hartford Life Insurance Company	A+	AA	Aa3	AA-
Hartford Life and Annuity	A+	AA	Aa3	AA-

Other Ratings
Hartford Life Insurance Company:
Short Term Rating	—	—	P-1	A-1+

On November 26, 2002, Standard & Poor’s removed from CreditWatch its counterparty credit rating on The Hartford Financial Services Group, Inc. and related entities and lowered it to ‘A-’ from ‘A’ reflecting concerns about trends in the retirement and savings sector, the consolidated capitalization of The Hartford’s insurance operations, and the increasingly competitive environment for spread-based and equity-linked retirement and savings products. At the same time, Standard & Poor’s lowered to AA- from AA the insurance financial strength ratings of Hartford Fire Intercompany Pool and the life insurance subsidiaries of Hartford Life.

On January 28, 2003, Fitch Ratings placed its fixed income ratings for The Hartford Financial Services Group, Inc. (HFSG) and its insurer financial strength ratings for the Hartford Fire Intercompany Pool on Rating Watch Negative. Ratings for HFSG’s life insurance subsidiaries and fixed income ratings at Hartford Life, Inc., were not impacted by Fitch’s rating actions and remain on stable outlook. Fitch’s rating action followed The Hartford’s announcement that it has initiated a comprehensive review of its current asbestos liabilities. Fitch anticipates responding to the Rating Watch status upon completion of the asbestos review or potentially sooner if certain uncertainties are resolved earlier.

On September 19, 2002, Fitch Ratings lowered the ratings of Hartford Life as part of a comprehensive industry review of all North American life insurance company ratings. For Hartford Life, Fitch stated the rating action was driven primarily by Fitch’s opinion that most of the very strong, publicly owned insurance organizations are more appropriately rated in the ‘AA’ rating category. Fitch also changed its view on the variable annuity business and stated that it believes that the associated risks, mainly variable earnings, are greater than previously considered.

On January 28, 2003, following The Hartford’s announcement that it is commencing a comprehensive study of its asbestos loss reserves, A.M. Best Co. placed under review with negative implications the commercial paper and debt ratings of The Hartford Financial Services Group, Inc. and Hartford Life, Inc. Currently, the financial strength ratings of The Hartford’s various life and property/casualty subsidiaries remain unaffected. On December 16, 2002, all of The Hartford’s financial strength and debt ratings were affirmed.

On September 4, 2002, Moody’s revised its outlook on The Hartford’s debt ratings to Stable from Negative citing The Hartford’s commitment to maintaining its capital strength in the event of a significant unforeseen loss or adverse development that would weaken its capital position.

On January 28, 2003, Moody’s Investors Service confirmed the ratings of The Hartford Financial Services Group, Inc. and its subsidiaries, including the ratings of Hartford Life, Inc. following The Hartford’s announcement of its intention to conduct a ground up analysis of its asbestos exposures, expected to be completed during the second quarter 2003. In the same action, Moody’s changed the outlook on the debt ratings for both the parent company and Hartford Life to negative from stable, and also placed a negative outlook on the insurance financial strength ratings of members of The Hartford’s property and casualty intercompany pool. The negative outlook reflects the significant uncertainty surrounding the group’s asbestos liabilities. The outlook for the insurance financial strength ratings (Aa3) for the life insurance companies remains stable.

Equity Markets

For a discussion of equity markets impact to capital and liquidity, see the Capital Markets Risk Management section under “Market Risk”.

Risk-Based Capital

The National Association of Insurance Commissioners (“NAIC”) has regulations establishing minimum capitalization requirements based on risk-based capital (“RBC”) formulas for both life and property and casualty companies. The requirements consist of formulas, which identify companies that are undercapitalized and require specific regulatory actions. The RBC formula for life companies establishes capital requirements relating to insurance, business, asset and interest rate risks. As of December 31, 2002, Hartford Life Insurance Company had more than sufficient capital to meet the NAIC’s RBC requirements.

Contingencies

Legal Proceedings – Hartford Life is or may become involved in various legal actions, in the normal course of its business, in which claims for alleged economic and punitive damages have been or may be asserted, some for substantial amounts. Some of the pending litigation has been filed as purported class actions and some actions have been filed in certain jurisdictions that permit punitive damage awards that are disproportionate to the actual damages incurred. Although there can be no assurances, at the present time, the Company does not anticipate that the ultimate liability arising from potential, pending or threatened legal actions, after consideration of provisions made for estimated losses and costs of defense, will have a material adverse effect on the financial condition or operating results of the Company.

Dependence on Certain Third Party Relationships

Hartford Life Insurance Company distributes its annuity and life insurance products through a variety of distribution channels, including broker-dealers, banks, wholesalers, its own internal sales force and other third party organizations. The Company periodically negotiates provisions and renewals of these relationships and there can be no assurance that such terms will remain acceptable to the Company or such third parties. An interruption in the Company’s continuing relationship with certain of these third parties could materially affect the Company’s ability to market its products.

Legislative Initiatives

Federal measures which have been previously considered or enacted by Congress and which, if revisited, could affect the insurance business include tax law changes pertaining to the tax treatment of insurance companies and life insurance products, as well as changes in individual income tax rates and the estate tax. These changes could have an impact on the relative desirability of various personal investment vehicles. Legislation to restructure the Social Security system, expand private pension plans, and create new retirement savings incentives also may be considered.

The Bush Administration’s fiscal year 2004 budget contains several proposals that could materially affect the Company’s business. In particular, there are proposals that would more fully integrate corporate and individual taxes by permitting the distribution of nontaxable dividends to shareholders under certain circumstances. These proposals could have a material effect on sales of the Company’s variable annuities and other retirement savings products, as well as implications for The Hartford’s shareholders, both with respect to the amount of taxable dividends received, as well as the price of and tax basis in their holdings of The Hartford’s common stock. The dividend exclusion proposal also would reduce the federal tax benefits currently received by the Company stemming from the dividends received deduction.

There also are proposals in the 2004 budget that would create new investment vehicles with larger annual contribution limits for individuals to use for savings purposes. Some of these proposed vehicles would have significant tax advantages, and could have material effects on the Company’s product portfolio. There have also been proposals regarding certain deferred compensation arrangements that could have negative impacts on the Company’s product sales. It is too early in the legislative process to determine the future disposition of any of these proposals. Therefore, any potential impact to the Company’s financial condition or results of operations cannot be reasonably estimated at this time.

On November 26, 2002, President Bush signed the Terrorism Risk Insurance Act of 2002 (the “Act”) into law. The Act established a program that will run through 2005 that provides a backstop for insurance-related losses resulting from any “act of terrorism” certified by the Secretary of the Treasury, in concurrence with the Secretary of State and Attorney General.

The Act created a program under which the federal government will pay 90% of covered losses after an insurer’s losses exceed a deductible determined by a statutorily prescribed formula, up to a combined annual aggregate limit for the federal government and all insurers of $100 billion. If an act of terrorism or acts of terrorism result in covered losses exceeding the $100 billion annual limit, insurers with losses exceeding their deductible will not be responsible for additional losses.

The statutory formula for determining a company’s deductible for each year is based on the company’s direct commercial earned premium for the prior calendar year multiplied by a specified percentage. The specified percentages are 7% for 2003, 10% for 2004 and 15% for 2005.

The Act does not currently apply to group life insurance contracts but permits the Secretary of the Treasury to extend the backstop protection to them.

Guaranty Fund

Under insurance guaranty fund laws in each state, the District of Columbia and Puerto Rico, insurers licensed to do business can be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Part of the assessments paid by the Company’s insurance subsidiaries pursuant to these laws may be used as credits for a portion of the Company’s insurance subsidiaries’ premium taxes. There was $2 in guaranty fund assessment refunds in 2002. There were no guaranty fund assessment payments (net of refunds) in 2001 and 2000.

NAIC Codification

The NAIC adopted the Codification of Statutory Accounting Principles (“Codification”) in March 1998. The effective date for the statutory accounting guidance was January 1, 2001. Each of Hartford Life’s domiciliary states has adopted Codification, and the Company has made the necessary changes in its statutory accounting and reporting required for implementation. The overall impact of applying the new guidance resulted in a benefit of $38 in statutory surplus.

EFFECT OF INFLATION

The rate of inflation as measured by the change in the average consumer price index has not had a material effect on the revenues or operating results of Hartford Life Insurance Company during the three most recent fiscal years.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements and Schedules elsewhere herein.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 14. CONTROLS AND PROCEDURES

Evaluation of disclosure

The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of a date within 90 days prior to the filing of this Annual Report on Form 10-K, have concluded that the Company’s disclosure controls and procedures are adequate and effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-14(c).

Changes in internal controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as a part of this report:

1.	Consolidated Financial Statements. See Index to Consolidated Financial Statements and Schedules elsewhere herein.

2.	Consolidated Financial Statement Schedules. See Index to Consolidated Financial Statement Schedules elsewhere herein.

3.	Exhibits. See Exhibit Index elsewhere herein.

(b)  Reports on Form 8-K – None.

(c)  Exhibits – See Item 15(a)(3).

(d)  Schedules – See Item 14(a)(2).

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

Management has made available Hartford Life Insurance Company’s financial records and related data to Deloitte & Touche LLP, independent auditors, in order for them to perform their audits of the Company’s consolidated financial statements. Their report appears on page F-2.

An essential element in meeting management’s financial responsibilities is Hartford Life Insurance Company’s system of internal controls. These controls, which include accounting controls and the Company’s internal auditing program, are designed to provide reasonable assurance that assets are safeguarded, and transactions are properly authorized, executed and recorded. The controls, which are documented and communicated to employees in the form of written codes of conduct and policies and procedures, provide for careful selection of personnel and for appropriate division of responsibility. Management continually monitors for compliance, while Hartford Life Insurance Company’s internal auditors independently assess the effectiveness of the controls and make recommendations for improvement.

Another important element is management’s recognition and acknowledgement within the organization of its responsibility for fostering a strong, ethical climate, thereby firmly establishing an expectation that Hartford Life Insurance Company’s affairs be transacted according to the highest standards of personal and professional conduct. Hartford Life Insurance Company has a long-standing reputation of integrity in business conduct and utilizes communication and education to create and fortify a strong compliance culture.

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

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholder of
Hartford Life Insurance Company
Hartford, Connecticut

We have audited the accompanying consolidated balance sheets of Hartford Life Insurance Company and its subsidiaries (collectively, “the Company”) as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hartford Life Insurance Company and its subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 (d) of the consolidated financial statements, the Company changed its method of accounting for goodwill and indefinite-lived intangible assets in 2002. In addition, the Company changed its method of accounting for derivative instruments and hedging activities and its method of accounting for the recognition of interest income and impairment on purchased and retained beneficial interests in securitized financial assets in 2001.

Deloitte & Touche LLP
Hartford, Connecticut
February 19, 2003

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Statements of Income

	For the years ended December 31,

(In millions)	2002	2001	2000

Revenues
Fee income	$2,079	$2,157	$2,109
Earned premiums and other	66	94	97
Net investment income	1,583	1,495	1,326
Net realized capital losses	(288)	(91)	(85)

Total revenues	3,440	3,655	3,447

Benefits, claims and expenses
Benefits, claims and claim adjustment expenses	1,766	1,703	1,495
Insurance expenses and other	650	622	600
Amortization of deferred policy acquisition costs and present value of future profits	531	566	604
Dividends to policyholders	65	68	67

Total benefits, claims and expenses	3,012	2,959	2,766

Income before income tax expense and cumulative effect of accounting changes	428	696	681
Income tax expense	2	44	194

Income before cumulative effect of accounting changes	426	652	487
Cumulative effect of accounting changes, net of tax	—	(6)	—
Net income	$426	$646	$487

See Notes to Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

	As of December 31,

(In millions, except for share data)	2002	2001

Assets
Investments
Fixed maturities, available for sale, at fair value (amortized cost of $23,675 and $18,933)	$24,786	$19,142
Equity securities, available for sale, at fair value (cost of $137 and $71)	120	64
Policy loans, at outstanding balance	2,895	3,278
Other investments	918	1,136

Total investments	28,719	23,620
Cash	79	87
Premiums receivable and agents’ balances	15	10
Reinsurance recoverables	1,477	1,215
Deferred policy acquisition costs and present value of future profits	5,479	5,338
Deferred income taxes	(243)	(11)
Goodwill	186	186
Other assets	1,073	724
Separate account assets	105,316	114,261

Total assets	$142,101	$145,430

Liabilities
Reserve for future policy benefits	$6,658	$6,050
Other policyholder funds	22,103	18,412
Other liabilities	2,207	1,949
Separate account liabilities	105,316	114,261

Total liabilities	136,284	140,672

Commitments and Contingent Liabilities, Note 13
Stockholder’s Equity
Common stock - 1,000 shares authorized, issued and outstanding, par value $5,690	6	6
Capital surplus	2,041	1,806
Accumulated other comprehensive income
Net unrealized capital gains on securities, net of tax	574	177
Foreign currency translation adjustments	(1)	(2)

Total accumulated other comprehensive income	573	175

Retained earnings	3,197	2,771

Total stockholder’s equity	5,817	4,758

Total liabilities and stockholder’s equity	$142,101	$145,430

See Notes to Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholder’s Equity

			Accumulated Other
			Comprehensive Income (Loss)

			Net Unrealized	Net Gain on
			Capital	Cash Flow	Foreign
			Gains (Losses)	Hedging	Currency		Total
	Common	Capital	On Securities,	Instruments,	Translation	Retained	Stockholder's
(In millions)	Stock	Surplus	Net of Tax	Net of Tax	Adjustments	Earnings	Equity

2002
Balance, December 31, 2001	$6	$1,806	$114	$63	(2)	$2,771	$4,758
Comprehensive income
Net income						426	426

Other comprehensive income, net of tax (1)
Net change in unrealized capital gains (losses) on securities (3)			349				349
Net gain on cash flow hedging instruments				48			48

Cumulative translation adjustments					1		1

Total other comprehensive income							398

Total comprehensive income							824

Capital contribution from parent		235					235

Balance, December 31, 2002	$6	$2,041	$463	$111	(1)	$3,197	$5,817

2001
Balance, December 31, 2000	$6	$1,045	$16	$—	—	$2,125	$3,192
Comprehensive income
Net income						646	646

Other comprehensive income, net of tax (1)
Cumulative effect of accounting change (2)			(18)	21			3
Net change in unrealized capital gains (losses) on securities (3)			116				116
Net gain on cash flow hedging instruments				42			42

Cumulative translation adjustments					(2)		(2)

Total other comprehensive income							159

Total comprehensive income							805

Capital contribution from parent		761					761

Balance, December 31, 2001	$6	$1,806	$114	$63	(2)	$2,771	$4,758

2000
Balance, December 31, 1999	$6	$1,045	$(255)	$—	—	$1,823	$2,619
Comprehensive income (loss)
Net income						487	487

Other comprehensive income, net of tax (1)
Net change in unrealized capital gains (losses) on securities (3)			271				271

Total other comprehensive income							271

Total comprehensive income (loss)							758

Dividends declared						(185)	(185)

Balance, December 31, 2000	$6	$1,045	$16	$—	—	$2,125	$3,192

(1)	Net change in unrealized capital gain (losses) on securities is reflected net of tax and other items of $509, $62 and $147 for the years ended December 31, 2002, 2001 and 2000, respectively. Cumulative effect of accounting change is net of tax benefit of $2 for the year ended December 31, 2001. Net gain on cash flow hedging instruments is net of tax provision of $26 and $23 for the years ended December 31, 2002 and 2001, respectively. There is no tax effect on cumulative translation adjustments.

(2)	Net change in unrealized capital gain (losses), net of tax, includes cumulative effect of accounting change of $(3) to net income and $21 to net gain on cash flow hedging instruments.

(3)	There were reclassification adjustments for after-tax losses realized in net income of $(178), $(43), and $(55) for the years ended December 31, 2002, 2001 and 2000, respectively.

See Notes to Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the years ended December 31,

(In millions)	2002	2001	2000

Operating Activities
Net income	$426	$646	$487
Adjustments to reconcile net income to net cash provided by operating activities
Net realized capital losses	288	91	85
Cumulative effect of adoption of SFAS 133	—	3	—
Cumulative effect of adoption of EITF 99-20	—	3	—
Amortization of deferred policy acquisition costs and present value of future profits	531	566	604
Additions to deferred policy acquisition costs and present value of future profits	(987)	(975)	(916)
Depreciation and amortization	19	(18)	(28)
Decrease (increase) in premiums receivable and agents’ balances	(5)	5	14
Increase (decrease) in other liabilities	(61)	(84)	375
Change in receivables, payables, and accruals	2	(72)	53
Increase in accrued tax	76	115	34
Decrease in deferred income tax	23	7	73
Increase in future policy benefits	608	871	496
Decrease (increase) in reinsurance recoverables	(127)	21	32
Other, net	(122)	(74)	24

Net cash provided by operating activities	671	1,105	1,333

Investing Activities
Purchases of investments	(12,470)	(9,766)	(5,800)
Sales of investments	5,769	4,564	4,230
Maturity and principal paydowns of fixed maturity investments	2,266	2,227	1,521
Acquisition of Fortis Financial Group	—	(683)	—
Other	—	—	5

Net cash used for investing activities	(4,435)	(3,658)	(44)

Financing Activities
Capital contributions	235	761	—
Dividends paid	—	—	(185)
Net receipts from (disbursements for) investment and universal life-type contracts charged against policyholder accounts	3,519	1,825	(1,103)

Net cash provided by (used for) financing activities	3,754	2,586	(1,288)

Net increase (decrease) in cash	(10)	33	1
Impact of foreign exchange	2	(2)	—

Cash - beginning of year	87	56	55

Cash - end of year	$79	$87	$56

Supplemental Disclosure of Cash Flow Information:
Net Cash Paid During the Year for:
Income taxes	$(2)	$(69)	$173

See Notes to Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, unless otherwise stated)

1. Organization and Description of Business

These Consolidated Financial Statements include Hartford Life Insurance Company and its wholly-owned subsidiaries (“Hartford Life Insurance Company” or the “Company”), Hartford Life and Annuity Insurance Company (“HLAI”), Hartford International Life Reassurance Corporation (“HLRe”) and Servus Life Insurance Company, formerly Royal Life Insurance Company of America. The Company is a wholly-owned subsidiary of Hartford Life and Accident Insurance Company (“HLA”), a wholly-owned subsidiary of Hartford Life, Inc. (“Hartford Life”). Hartford Life is a direct subsidiary of Hartford Holdings, Inc., a direct subsidiary of The Hartford Financial Services Group, Inc. (“The Hartford”), the Company’s ultimate parent company. In November 1998, Hartford Life Insurance Company transferred in the form of a dividend, Hartford Financial Services, LLC and its subsidiaries to HLA.

Pursuant to an initial public offering (the “IPO”) on May 22, 1997, Hartford Life sold to the public 26 million shares of Class A Common Stock at $28.25 per share and received proceeds, net of offering expenses, of $687. The 26 million shares sold in the IPO represented approximately 18.6% of the equity ownership in Hartford Life. On June 27, 2000, The Hartford acquired all of the outstanding common shares of Hartford Life not already owned by The Hartford (The Hartford Acquisition). As a result of The Hartford Acquisition, Hartford Life became a direct subsidiary of Hartford Fire. During the third quarter of 2002, Hartford Life became a direct subsidiary of Hartford Holdings, Inc., a direct wholly owned subsidiary of The Hartford.

Along with its parent, HLA, the Company is a leading financial services and insurance group which provides (a) investment products, such as individual variable annuities and fixed market value adjusted annuities and retirement plan services for savings and retirement needs; (b) individual life insurance for income protection and estate planning; (c) group benefits products such as group life and group disability insurance that is directly written by the Company and is substantially ceded to its parent, HLA, and (d) corporate owned life insurance.

2. Basis of Presentation and Accounting Policies

(a) Basis of Presentation

The consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States, which differ materially from the accounting prescribed by various insurance regulatory authorities. All material intercompany transactions and balances between Hartford Life Insurance Company and its subsidiaries and affiliates have been eliminated.

(b) Use of Estimates

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

The most significant estimates include those used in determining reserves, deferred policy acquisition costs, valuation of investments and derivative instruments and contingencies.

(c) Reclassifications

Certain reclassifications have been made to prior year financial information to conform to the current year classifications.

(d) Adoption of New Accounting Standards

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. Under historical guidance, all gains and losses resulting from the extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 rescinds that guidance and requires that gains and losses from extinguishments of debt be classified as extraordinary items only if they are both unusual and infrequent in occurrence. SFAS No. 145 also amends SFAS No. 13, “Accounting for Leases” for the required accounting treatment of certain lease modifications that have economic effects similar to sale-leaseback transactions. SFAS No. 145 requires that those lease modifications be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. Adoption of the provisions of SFAS No. 145 related to SFAS No. 13 did not have a material impact on the Company’s consolidated financial condition or results of operations.

Effective September 2001, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 01-10, “Accounting for the Impact of the Terrorist Attacks of September 11, 2001”. Under the consensus, costs related to the terrorist act should be reported as part of income from continuing operations and not as an extraordinary item. The Company has recognized and classified all direct and indirect costs associated with the attack of September 11 in accordance with the consensus. (For discussion of the impact of the September 11 terrorist attack (“September 11”), see Note 3.)

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 establishes an accounting model for long-lived assets to be disposed of by sale that applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. Adoption of SFAS No. 144 did not have a material impact on the Company’s consolidated financial condition or results of operations.

In June 2001, the FASB issued SFAS No. 141, “Business Combinations”. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations, requiring all business combinations to be accounted for under the purchase method. Accordingly, net assets acquired are recorded at fair value with any excess of cost over net assets assigned to goodwill. SFAS No. 141 also requires that certain intangible assets acquired in a business combination be recognized apart from goodwill. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. Adoption of SFAS No. 141 did not have a material impact on the Company’s consolidated financial condition or results of operations.

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

During the second quarter of 2002, the Company completed the review and analysis of its goodwill asset in accordance with the provisions of SFAS No. 142. The result of the analysis indicated that each reporting unit’s fair value exceeded its carrying amount, including goodwill. As a result, goodwill for each reporting unit was not considered impaired. Adoption of all other provisions of SFAS No. 142 did not have a material impact on the Company’s consolidated financial condition or results of operations. SFAS No. 142 also requires that useful lives for intangibles other than goodwill be reassessed and remaining amortization periods be adjusted accordingly. (For further discussion of the impact of SFAS No. 142, see Note 7.)

Effective April 1, 2001, the Company adopted EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”. Under the consensus, investors in certain securities with contractual cash flows, primarily asset-backed securities, are required to periodically update their best estimate of cash flows over the life of the security. If the fair value of the securitized financial asset is less than its carrying amount and there has been a decrease in the present value of the estimated cash flows since the last revised estimate, considering both timing and amount, an other than temporary impairment charge is recognized. The estimated cash flows are also used to evaluate whether there have been any changes in the securitized asset’s estimated yield. All yield adjustments are accounted for on a prospective basis. Upon adoption of EITF Issue No. 99-20, the Company recorded a $3 charge as the net of tax cumulative effect of the accounting change.

Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS Nos. 137 and 138. The standard requires, among other things, that all derivatives be carried on the balance sheet at fair value. The standard also specifies hedge accounting criteria under which a derivative can qualify for special accounting. In order to receive special accounting, the derivative instrument must qualify as a hedge of either the fair value or the variability of the cash flow of a qualified asset or liability, or forecasted transaction. Special accounting for qualifying hedges provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of the corresponding changes in value of the hedged item. The Company’s policy prior to adopting SFAS No. 133 was to carry its derivative instruments on the balance sheet in a manner similar to the hedged item(s).

Upon adoption of SFAS No. 133, the Company recorded a $3 charge as the net of tax cumulative effect of the accounting change. This transition adjustment was primarily comprised of gains and losses on derivatives that had been previously deferred and not adjusted to the carrying amount of the hedged item. Also included in the transition adjustment were gains and losses related to recognizing at fair value all derivatives that are designated as fair-value hedging instruments offset by the difference between the book values and fair values of related hedged items attributable to the hedged risks. The entire transition amount was previously recorded in Accumulated Other Comprehensive Income (“AOCI”) – Unrealized Gain/Loss on Securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Gains and losses on derivatives that were previously deferred as adjustments to the carrying amount of hedged items were not affected by the implementation of SFAS No. 133. Upon adoption, the

Company also reclassified $21, net of tax, to AOCI – Gain on Cash-Flow Hedging Instruments from AOCI – Unrealized Gain/Loss on Securities. This reclassification reflects the January 1, 2001 net unrealized gain for all derivatives that were designated as cash-flow hedging instruments. (For further discussion of the Company’s derivative-related accounting policies, see Note 2(h).)

In September 2000, the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a Replacement of FASB Statement No. 125”. SFAS No. 140 revises the accounting for securitizations, other financial asset transfers and collateral arrangements. SFAS No. 140 was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. For recognition and disclosure of collateral and for additional disclosures related to securitization transactions, SFAS No. 140 was effective for the Company’s December 31, 2000 financial statements. Adoption of SFAS No. 140 did not have a material impact on the Company’s financial condition or results of operations.

In March 2000, the FASB issued Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation – an Interpretation of Accounting Principles Board (“APB”) Opinion No. 25” (“FIN 44”). FIN 44 clarifies the application of APB Opinion No. 25, “Accounting for Stock Issued to Employee”, regarding the definition of employee, the criteria for determining a non-compensatory plan, the accounting for changes to the terms of a previously fixed stock option or award, the accounting for an exchange of stock compensation awards in a business combination and other stock compensation related issues. FIN 44 became effective July 1, 2000, with respect to new awards, modifications to outstanding awards and changes in grantee status that occur on or after that date. The adoption of FIN 44 did not have a material impact on the Company’s consolidated financial condition or results of operations.

Effective January 1, 2000, The Hartford adopted Statement of Position (“SOP”) No. 98-7, “Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk”. This SOP provides guidance on the method of accounting for insurance and reinsurance contracts that do not transfer insurance risk, defined in the SOP as the deposit method. Adoption of this SOP did not have a material impact on the Company’s consolidated financial condition or results of operations.

(e) Future Adoption of New Accounting Standards

In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires an enterprise to assess if consolidation of an entity is appropriate based upon its variable economic interests in a variable interest entity (VIE). The initial determination of whether an entity is a VIE shall be made on the date at which an enterprise becomes involved with the entity. A VIE is an entity in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. An enterprise shall consolidate a VIE if it has a variable interest that will absorb a majority of the VIE’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur or both. A direct or indirect ability to make decisions that significantly affect the results of the activities of a VIE is a strong indication that an enterprise has one or both of the characteristics that would require consolidation of the VIE.

FIN 46 is effective for new VIEs established subsequent to January 31, 2003 and for existing VIEs as of July 1, 2003. The Hartford invests in a variety of investment structures that require analysis under this Interpretation, including asset-backed securities, partnerships and certain trust securities and is currently assessing the impact of adopting FIN 46. Based upon a preliminary review, the adoption of FIN 46 is not expected to have a material impact on the Company’s financial condition or results of operations as there were no material VIEs identified which would require consolidation. FIN 46 further requires the disclosure of certain information related to VIEs in which the Company holds a significant variable interest. The Company does not believe that it owns any such interests that require disclosure at this time.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires certain guarantees to be recorded at fair value and also requires a guarantor to make new disclosures, even when the likelihood of making payments under the guarantee is remote. In general, the Interpretation applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party. The recognition provisions of FIN 45 are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. See disclosures in Note 2(h), “Other Investment and Risk Management Activities – Specific Strategies”. Adoption of this statement is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 sets forth requirements for disclosures made by a guarantor and valuation of the guarantee for its interim and annual financial statements about its obligations under certain guarantees that it has issued.

On April 1, 1997 Hartford Life Insurance Company entered into a guarantee with Hartford-Comprehensive Employee Benefit Service Company (“CEBSCO”), an affiliate of the Company regarding the financial obligations associated with structured settlement contracts. CEBSCO enters into assignment agreements with unaffiliated companies where structured settlement liabilities are assigned to CEBSCO. CEBSCO purchases an annuity from Hartford Life Insurance Company to fund the liability and the Company establishes a liability on its balance sheet. The total amount of the Company's exposure under the guarantee is equal to the initial liability established for the annuity contract.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Action (including Certain Costs Incurred in a Restructuring)” (“Issue 94-3”). The principal difference between SFAS No. 146 and Issue 94-3 is that SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of an entity’s commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities after December 31, 2002. Adoption of SFAS No. 146 will result in a change in the timing of when a liability is recognized if the Company has restructuring activities after December 31, 2002.

(f) Expensing Stock Options

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure and Amendment to FASB No. 123”, which provides three optional transition methods for entities that decide to voluntarily adopt the fair value recognition principles of SFAS No. 123, “Accounting for Stock Issued to Employees”, and modifies the disclosure requirements of that Statement. Under the prospective method, stock-based compensation expense is recognized for awards granted after the beginning of the fiscal year in which the change is made. The modified prospective method recognizes stock-based compensation expense related to new and unvested awards in the year of change equal to that which would have been recognized had SFAS No. 123 been adopted as of its effective date, fiscal years beginning after December 15, 1994. The retrospective restatement method recognizes stock compensation costs for the year of change and restates financial statements for all prior periods presented as though the fair value recognition provisions of SFAS No. 123 had been adopted as of its effective date.

Beginning in January 2003, The Hartford adopted the fair value recognition provisions of accounting for employee stock compensation on a prospective basis.

Prior to January 2003, the Hartford applied the intrinsic value-based provisions set forth in APB Opinion No. 25. Under the intrinsic value method, compensation expense is determined on the measurement date, that is the first date on which both the number of shares the employee is entitled to receive, and the exercise price are known. Compensation expense, if any, is measured based on the award’s intrinsic value, which is the excess of the market price of the stock over the exercise price on the measurement date. For the years ended December 31, 2002, 2001 and 2000, compensation expense related to The Hartford’s stock based compensation plans, including non-option plans, was $6, $8 and $23 after-tax, respectively. The expense related to stock-based employee compensation included in the determination of net income for 2002 is less than that which would have been recognized if the fair value method had been applied to all awards since the effective date of SFAS No. 123.

(g) Investments

The Company’s investments in both fixed maturities, which include bonds, redeemable preferred stock and commercial paper, and equity securities, which include common and non-redeemable preferred stocks, are classified as “available for sale” in accordance with SFAS No. 115. Accordingly, these securities are carried at fair value with the after-tax difference from amortized cost, as adjusted for the effect of deducting the life and pension policyholders’ share related to the Company’s immediate participation guaranteed contracts and the related change in amortization of deferred policy acquisition costs, reflected in stockholders’ equity as a component of accumulated other comprehensive income. Policy loans are carried at outstanding balance which approximates fair value. Other investments consist primarily of limited partnership investments which are accounted for by the equity method. The Company’s net income from partnerships is included in net investment income. Other investments also include mortgage loans carried at amortized cost and derivatives at fair value.

The fair value of securities is based upon quoted market prices when available or broker quotations. Where market prices or broker quotations are not available, management typically estimates the fair value based upon discounted cash flows, applying current interest rates for similar financial instruments with comparable terms and credit quality. The estimated fair value of a financial instrument may differ significantly from the amount that could be realized if the security were sold immediately. Derivative instruments are reported at fair value based upon internally established valuations that are consistent with external valuation models, quotations furnished by dealers in such instrument or market quotations.

Net realized capital gains and losses on security transactions associated with the Company’s immediate participation guaranteed contracts are recorded and offset by amounts owed to policyholders and were $(1), $(1) and $(9) for the years ended December 31, 2002, 2002 and 2001, respectively. Under the terms of the contracts, the net realized capital gains and losses will be credited to policyholders in future years as they are entitled to receive them. Net realized capital gains and losses, after deducting the life and pension policyholders’ share and related amortization of deferred policy acquisition costs for certain products, are reported as a component of revenues and are determined on a specific identification basis.

The Company’s accounting policy requires that a decline in the value of a security below its amortized cost basis be assessed to determine if the decline is other than temporary. If so, the security is deemed to be impaired and, a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security. The fair value of the impaired investment becomes its new cost basis. The Company has a security monitoring process comprised of a committee of investment and accounting professionals that identifies securities that, due to certain characteristics are subjected to an enhanced analysis on a quarterly basis. Such characteristics include but are not limited to a deterioration of the financial condition of the issuer, the magnitude and duration of unrealized losses, credit rating and industry category.

The primary factors considered in evaluating whether a decline in value for fixed income and equity securities is other than temporary include: (a) the length of time and the extent to which the fair value has been less than cost, (b) the financial conditions and near-term prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments, and (d) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery. Additionally, for certain securitized financial assets with contractual cash flows (including asset-backed securities), EITF Issue No. 99-20 requires the Company to periodically update its best estimate of cash flows over the life of the security. If management determines that the fair value of its securitized financial asset is less than its carrying amount and there has been a decrease in the present value of the estimated cash flows since the last revised estimate, considering both timing and amount, then an other than temporary impairment charge is recognized. Furthermore, for securities expected to be sold, an other than temporary impairment charge is recognized if the Company does not expect the fair value of a security to recover to amortized cost prior to the expected date of sale. Once an impairment charge has been recorded, the Company then continues to review the other than temporarily impaired securities for appropriate valuation on an ongoing basis.

(h) Derivative Instruments

Overview

The Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards and exchange traded futures and options to manage risk through one of four Company-approved objectives: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; to control transaction costs; or to enter into income enhancement and replication transactions.

The Company also periodically enters into swap agreements in which the Company assumes credit exposure from a single entity, referenced index or asset pool.

All of the Company’s derivative transactions are permitted uses of derivatives under the derivatives use plan filed and/or approved, as applicable, by the State of Connecticut and State of New York Insurance Departments. The Company does not make a market or trade in these instruments for the express purpose of earning short-term trading profits.

Accounting and Financial Statement Presentation of Derivative Instruments and Hedging Activities

Effective January 1, 2001, and in accordance with SFAS No. 133, all derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability (“fair-value” hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash-flow” hedge), (3) a foreign-currency, fair-value or cash-flow hedge (“foreign-currency” hedge), (4) a hedge of a net investment in a foreign operation or (5) held for other investment and risk management activities, which primarily involve managing asset or liability related risks which do not qualify for hedge accounting under SFAS No. 133. Changes in the fair value of a derivative that is designated and qualifies as a fair-value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings as realized capital gains or losses. Changes in the fair value of a derivative that is designated and qualifies as a cash-flow hedge are recorded in AOCI and are reclassified into earnings when earnings are impacted by the variability of the cash flow of the hedged item. Changes in the fair value of derivatives that are designated and qualify as foreign-currency hedges, are recorded in either current period earnings or AOCI, depending on whether the hedge transaction is a fair-value hedge or a cash-flow hedge. If, however, a derivative is used as a hedge of a net investment in a foreign operation, its changes in fair value, to the extent effective as a hedge, are recorded in the cumulative translation adjustments account within stockholder’s equity. Changes in the fair value of derivative instruments held for other investment and risk management purposes are reported in current period earnings as realized capital gains and losses. As of December 31, 2002, the Company carried $179 of derivative assets in other investments and $78 of derivative liabilities in other liabilities. As of December 31, 2001, the Company carried $113 of derivative assets in other investments and $72 of derivative liabilities in other liabilities.

Hedge Documentation and Effectiveness Testing

At hedge inception, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction. In connection with the implementation of SFAS No. 133, the Company designated anew all existing hedge relationships. The documentation process includes linking all derivatives that are designated as fair-value, cash flow or foreign-currency hedges to specific assets and liabilities on the balance sheet or to specific forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. At inception, and on a quarterly basis, the change in value of the hedging instrument and the change in value of the hedged item are measured to assess the validity of maintaining special hedge accounting. Hedging relationships are considered highly effective if the changes in the fair value or discounted cash flows of the hedging instrument are within a ratio of 80-125% of the inverse changes in the fair value or discounted cash flows of the hedged item. Hedge effectiveness is evaluated primarily based on regression analysis or the cumulative change in cash flow or fair value, as appropriate. If it is determined that a derivative is no longer highly effective as a hedge, the Company discontinues hedge accounting in the period in which effectiveness was lost and prospectively, as discussed below under discontinuance of hedge accounting.

Credit Risk

The Company’s derivatives counterparty exposure policy establishes market-based credit limits, favors long-term financial stability and creditworthiness, and typically requires credit enhancement/credit risk reducing agreements. By using derivative instruments, the Company is exposed to credit risk which is measured as the amount owed to the Company based on current market conditions and potential payment obligations between the Company and its counterparties. When the fair value of a derivative contract is positive, this indicates that the counterparty owes the Company, and, therefore, exposes the Company to credit risk. Credit exposures are generally quantified weekly and netted, and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of derivatives exceeds exposure policy thresholds. The Company also minimizes the credit risk in derivative instruments by entering into transactions with high quality counterparties that are reviewed periodically by the Company’s internal compliance unit, reviewed frequently by senior management and reported to The Finance Committee of The Hartford’s Board of Directors. The Company also maintains a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association Master Agreement which is structured by legal entity and by counterparty and permits right of offset.

Embedded Derivatives

The Company occasionally purchases or issues financial instruments that contain a derivative instrument that is embedded in the financial instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host for measurement purposes. The embedded derivative, which is reported with the host instrument, is carried at fair value with changes in fair value reported in realized gains and losses.

Discontinuance of Hedge Accounting

The Company discontinues hedge accounting prospectively when (1) it is determined that the derivative is no longer highly effective in offsetting changes in the fair value or cash flows of a hedged item, (2) the derivative is dedesignated as a hedge instrument, because it is unlikely that a forecasted transaction will occur, or (3) the derivative expires or is sold, terminated, or exercised. When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, the derivative continues to be carried at fair value on the balance sheet with changes in its fair value recognized in current period earnings. The changes in the fair value of the hedged asset or liability are no longer recorded in earnings. When hedge accounting is discontinued because the Company becomes aware that it is probable that a forecasted transaction will not occur, the derivative continues to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in AOCI are recognized immediately in earnings. In all other situations in which hedge accounting is discontinued on a cash-flow hedge, including those where the derivative is sold, terminated or exercised, amounts previously deferred in AOCI are amortized into earnings when earnings are impacted by the variability of the cash flow of the hedged item.

SFAS No. 133 Categorization of the Company’s Hedging Activities

Cash-Flow Hedges

General

For the year ended December 31, 2002 and 2001, the Company’s gross gains and losses representing the total ineffectiveness of all cash-flow hedges were immaterial, with the net impact reported as net realized capital gains and losses.

Gains and losses on derivative contracts that are reclassified from AOCI to current period earnings are included in the line item in the statement of income in which the hedged item is recorded. As of December 31, 2002 and 2001, the after-tax deferred net gains on derivative instruments accumulated in AOCI that are expected to be reclassified to earnings during the next twelve months are $7 and $2, respectively. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains/losses as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is twelve months. As of December 31, 2002 and 2001, the Company held derivative notional value related to strategies categorized as cash-flow hedges of $2.9 billion and $2.2 billion, respectively. For the years ended December 31, 2002 and 2001, the net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges were immaterial.

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

The Company enters into “receive fixed/pay variable” interest rate swaps to hedge the variability in the first LIBOR-based interest payments received on each pool of eligible variable rate fixed maturity investments. Ineffectiveness is measured by comparing the present value of the variable rate pay side of the swaps to the present value of the first anticipated variable rate interest receipts on the hedged fixed maturity investments. At December 31, 2002 and 2001, the Company held $2.5 billion and $1.9 billion, respectively, in derivative notional value related to this strategy.

The Company enters into foreign currency swaps to hedge the variability in cash flow associated with certain foreign dominated fixed maturity investments. The foreign currency swap agreements are structured to match the foreign currency cash flows of the foreign dominated fixed maturity investments (i.e. par/notional value, currency, initial cost, maturity date, and payment dates). If hedge ineffectiveness exists, it is recorded as net realized capital gain or loss. Notional value of foreign currency swaps at December 31, 2002 and 2001 totaled $386 and $144, respectively.

Fair-Value Hedges

General

For the year ended December 31, 2002 and 2001, the Company’s gross gains and losses representing the total ineffectiveness of all fair-value hedges were immaterial, with the net impact reported as realized capital gains/losses. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness. As of December 31, 2002 and 2001, the Company held $159 and $215, respectively, in derivative notional value related to strategies categorized as fair-value hedges.

Specific Strategies

The Company purchases interest rate caps and sells interest rate floor contracts in an “asset hedging” strategy utilized to offset corresponding interest rate caps and floors that exist in certain of its variable-rate fixed maturity investments. The standalone interest rate cap and floor contracts are structured to offset those embedded in the hedged investment. The calculation of ineffectiveness involves a comparison of the present value of the cumulative change in the expected future cash flows on the interest rate cap/floor and the present value of the cumulative change in the expected future interest cash flows that are hedged on the fixed maturity investment. If hedge ineffectiveness exists, it is recorded as net realized capital gain or loss. All hedges involving variable rate bonds with embedded interest rate caps and floors are perfectly matched with respect to notional values, payment dates, maturity, index, and the hedge relationship does not contain any other basis differences. No component of the hedging instrument’s fair value is excluded from the determination of effectiveness. At December 31, 2002 and 2001 the Company held $129 and $149, respectively, in derivative notional value related to this strategy.

Other Investment and Risk Management Activities

General

The Company’s other investment and risk management activities primarily relate to strategies used to reduce economic risk or enhance income, and do not receive hedge accounting treatment. Swap agreements, interest rate cap and floor agreements and option contracts are used to reduce economic risk. Income enhancement and replication transactions include the use of written covered call options, which offset embedded equity call options, total return swaps and synthetic replication of cash market instruments. The change in the value of all derivatives held for other investment and risk management purposes is reported in current period earnings as realized capital gains or losses. For the year ended December 31, 2002 and 2001, the Company recognized after-tax net losses of $7 and $14, respectively (reported as net realized capital gains and losses in the statement of income), which represented the total change in value for other derivative-based strategies which do not qualify for hedge accounting under SFAS No. 133. As of December 31, 2002 and 2001, the Company held $3.4 billion and $2.7 billion, respectively in derivative notional value related to strategies categorized as Other Investment and Risk Management Activities.

Specific Strategies

The Company issues liability contracts in which policyholders have the option to surrender their policies at book value and that guarantee a minimum credited rate of interest. Typical products with these features include Whole Life, Universal Life and Repetitive Premium Variable Annuities. The Company uses interest rate cap and swaption contracts as an economic hedge, classified for internal purposes as a “liability hedge”, thereby mitigating the Company’s loss in a rising interest rate environment. The Company is exposed to the situation where interest rates rise and the Company is not able to raise its credited rates to competitive yields. The policyholder can then surrender at book value while the underlying bond portfolio may experience a loss. The increase in yield in a rising interest rate environment due to the interest rate cap and swaption contracts may be used to raise credited rates, increasing the Company’s competitiveness and reducing the policyholder’s incentive to surrender. In accordance with Company policy, the amount of notional value will not exceed the book value of the liabilities being hedged and the term of the derivative contract will not exceed the average maturity of the liabilities. As of December 31, 2002 and 2001, the Company held $516 in derivative notional value related to this strategy.

When terminating certain hedging relationships, the Company will enter a derivative contract with terms and conditions that directly offset the original contract, thereby offsetting its changes in value from that date forward. The Company dedesignates the original contract and records the changes in value of both the original contract and the new offsetting contract through realized capital gains and losses. At December 31, 2002 and 2001, the Company held $1.4 billion and $1.0 billion in derivative notional value related to this strategy.

Periodically, the Company enters into swap agreements in which the Company assumes credit exposure from a single entity, referenced index or asset pool. The Company assumes credit exposure to individual entities through credit default swaps. In assuming this obligation, the Company receives a periodic fee. These contracts obligate the Company to compensate the derivative counterparty in the event of bankruptcy, failure to pay or restructuring, and in return, the company will receive a debt obligation of the referenced entity. The maximum potential future exposure to the Company is the notional value of the swap contracts, which was $49 after tax as of December 31, 2002. The market value of these swaps was immaterial at December 31, 2002. The Company did not transact in credit default swaps in 2001. The term of the credit default swaps range from 3-5 years. The Company also assumes exposure to an asset pool through total return swaps. As of December 31, 2002 and 2001, the maximum potential future exposure to the Company $68 and $10 after tax, respectively. The market value of these swaps at December 31, 2002 and 2001 was a loss of $42 and $51, respectively, which was reported on the balance sheet in Other Liabilities. The term of the total return swaps range from 6 months to 10 years. These arrangements are entered into to modify portfolio duration or to increase diversification while controlling transaction costs. At December 31, 2002 and 2001, the Company held $307 and $230, respectively, in derivative notional value related to this strategy.

The Company issues an option in an “asset hedging” strategy utilized to monetize the option embedded in certain of its fixed maturity investments. The Company receives a premium for issuing the freestanding option. The written option grants the holder the ability to call the bond at a predetermined strike value. The maximum potential future economic exposure is represented by the then fair value of the bond in excess of the strike value which is expected to be entirely offset by the appreciation in the value of the embedded long option. The structure is designed such that the fixed maturity investment and freestanding option have identical expected lives, typically 2-5 years. At December 31, 2002 and 2001, the Company held $371 and $402, respectively, in derivative notional value related to the written option and held $371 and $402, respectively, of derivative notional value related to the embedded option.

Periodically, in order to mitigate its foreign currency risk, the Company enters into a costless collar strategy. Accordingly, the Company purchases foreign put options and writes foreign call options to hedge the foreign currency exposures in certain of its foreign fixed maturity investments. At December 31, 2002, the maximum potential exposure to the Company was $1 after tax. At December 31, 2002 and 2001, the Company held $275 and $0, respectively, in derivative notional value related to this strategy. The term of the options is up to 4 months.

(i) Separate Accounts

Hartford Life Insurance Company maintains separate account assets and liabilities, which are reported at fair value. Separate account assets are segregated from other investments and investment income and gains and losses accrue directly to the policyholder. Separate accounts reflect two categories of risk assumption: non-guaranteed separate accounts, wherein the policyholder assumes the investment risk, and guaranteed separate accounts, wherein Hartford Life Insurance Company contractually guarantees either a minimum return or account value to the policyholder. The fees earned for administrative and contractholder maintenance services performed for these separate accounts are included in fee income.

(j) Deferred Policy Acquisition Costs

Policy acquisition costs, which include commissions and certain other expenses that vary with and are primarily associated with acquiring business, are deferred and amortized over the estimated lives of the contracts, usually 20 years. The deferred costs are recorded as an asset commonly referred to as deferred policy acquisition costs (“DAC”). At December 31, 2002 and 2001, the carrying value of the Company’s DAC was $5.0 billion and $4.8 billion, respectively.

DAC related to traditional policies are amortized over the premium-paying period in proportion to the present value of annual expected premium income. Adjustments are made each year to recognize actual experience as compared to assumed experience for the current period.

DAC related to investment contracts and universal life-type contracts are deferred and amortized using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of estimated gross profits (“EGPs”) from projected investment, mortality and expense margins and surrender charges. A portion of the DAC amortization is allocated to realized gains and losses. The DAC balance is also adjusted by an amount that represents the change in amortization of deferred policy acquisition costs that would have been required as a charge or credit to operations had unrealized amounts been realized. Actual gross profits can vary from management’s estimates, resulting in increases or decreases in the rate of amortization.

The Company regularly evaluates its estimated gross profits to determine if actual experience or other evidence suggests that earlier estimates should be revised. Several assumptions considered to be significant in the development of EGPs include separate account fund performance, surrender and lapse rates, estimated interest spread and estimated mortality. The separate account fund performance assumption is critical to the development of the EGPs related to the Company’s variable annuity and variable life insurance businesses. The average long-term rate of assumed separate account fund performance used in estimating gross profits for the variable annuity and variable life business was 9% at December 31, 2002 and 2001. For all other products including fixed annuities and other universal life type contracts the average assumed investment yield ranged from 5% to 8.5% for the years ended December 31, 2002 and 2001.

Due to the increased volatility and precipitous decline experienced by the U.S. equity markets in 2002, the Company enhanced its DAC evaluation process during the course of the year. The Company developed sophisticated modeling capabilities, which allowed it to run 250 stochastically determined scenarios of separate account fund performance. These scenarios were then utilized to calculate a reasonable range of estimates for the present value of future gross profits. This range is then compared to the present value of future gross profits currently utilized in the DAC amortization model. As of December 31, 2002, the current estimate falls within the reasonable range, and therefore, the Company does not believe there is evidence to suggest a revision to the EGPs is necessary.

Additionally, the Company has performed various sensitivity analyses with respect to separate account fund performance to provide an indication of future separate account fund performance levels, which could result in the need to revise future EGPs. The Company has estimated that a revision to the future EGPs is unlikely in 2003 in the event that the separate account fund performance meets or exceeds the Company’s long-term assumption of 9% and that a revision is likely if the overall separate account fund performance is negative for the year. In the event that separate account fund performance falls between 0% and 9% during 2003, the Company will need to evaluate the actual gross profits versus the mean EGPs generated by the stochastic DAC analysis and determine whether or not to make a revision to the future EGPs. Factors that will influence this determination include the degree of volatility in separate account fund performance, when during the year performance becomes negative and shifts in asset allocation within the separate account made by policyholders. The overall return generated by the separate account is dependent on several factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds as well as equity sector weightings. The Company’s overall separate account fund performance has been reasonably correlated to the overall performance of the S&P 500 Index, although no assurance can be provided that this correlation will continue in the future.

Should the Company change its assumptions utilized to develop EGPs (commonly referred to as “unlocking”) the Company would record a charge (or credit) to bring its DAC balance to the level it would have been had EGPs been calculated using the new assumptions from the date of each policy. The Company evaluates all critical assumptions utilized to develop EGPs (e.g. lapse, mortality) and will make a revision to future EGPs to the extent that actual experience is significantly different than expected.

The overall recoverability of the DAC asset is dependent on the future profitability of the business. The Company tests the aggregate recoverability of the DAC asset by comparing the amounts deferred to total EGPs. In addition, the Company routinely stress tests its DAC asset for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced another significant sell-off, as the majority of policyholders’ money held in the separate accounts is invested in the equity market.

(k) Reserve for Future Policy Benefits

Hartford Life establishes and carries as liabilities actuarially determined reserves which are calculated to meet the Company’s future obligations. Reserves for life insurance and disability contracts are based on actuarially recognized methods using prescribed morbidity and mortality tables in general use in the United States, which are modified to reflect the Company’s actual experience when appropriate. These reserves are computed at amounts that, with additions from estimated premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet the Company’s policy obligations at their maturities or in the event of an insured’s disability or death. Reserves also include unearned premiums, premium deposits, claims incurred but not reported and claims reported but not yet paid. Reserves for assumed reinsurance are computed in a manner that is comparable to direct insurance reserves.

Liabilities for future policy benefits are computed by the net level premium method using interest assumptions ranging from 3% to 11% and withdrawal and mortality assumptions appropriate at the time the policies were issued. Claim reserves, which are the result of sales of group long-term and short-term disability, stop loss, and Medicare supplement, are state at amounts determined by estimates on individual cases and estimates of unreported claims based on past experience.

(l) Other Policyholder Funds

Other policyholder funds and benefits payable include reserves for investment contracts without life contingencies, corporate owned life insurance and universal life insurance contracts. Of the amounts included in this item, $20.6 billion and $14.9 billion, as of December 31, 2002 and 2001, respectively, represent net policyholder obligations. The liability for policy benefits for universal life-type contracts is equal to the balance that accrues to the benefit of policyholders, including credited interest, amounts that have been assessed to compensate the Company for services to be performed over future periods, and any amounts previously assessed against policyholders that are refundable on termination of the contract.

For investment contracts, policyholder liabilities are equal to the accumulated policy account values, which consist of an accumulation of deposit payments plus credited interest, less withdrawals and amounts assessed through the end of the period.

(m) Revenue Recognition

For investment and universal life-type contracts, the amounts collected from policyholders are considered deposits and are not included in revenue. Fee income for investment and universal life-type contracts consists of policy charges for policy administration, cost of insurance charges and surrender charges assessed against policyholders’ account balances and are recognized in the period in which services are provided. Traditional life and the majority of the Company’s accident and health products are long duration contracts, and premiums are recognized as revenue when due from policyholders. Retrospective and contingent commissions and other related expenses are incurred and recorded in the same period that the retrospective premiums are recorded or other contract provisions are met.

(n) Foreign Currency Translation

Foreign currency translation gains and losses are reflected in stockholder’s equity as a component of accumulated other comprehensive income. The Company’s foreign subsidiaries’ balance sheet accounts are translated at the exchange rates in effect at each year end and income statement accounts are translated at the average rates of exchange prevailing during the year. Gains and losses on foreign currency transactions are reflected in earnings. The national currencies of the international operations are their functional currencies.

(o) Dividends to Policyholders

Policyholder dividends are accrued using an estimate of the amount to be paid based on underlying contractual obligations under policies and applicable state laws.

Participating life insurance in force accounted for 6%, 8% and 17% as of December 31, 2002, 2001 and 2000, respectively, of total life insurance in force. Dividends to policyholders were $65, $68 and $67 for the years ended December 31, 2002, 2001 and 2000, respectively. There were no additional amounts of income allocated to participating policyholders. If limitations exist on the amount of net income from participating life insurance contracts that may be distributed to the stockholder, the policyholders’ share of net income on those contracts that cannot be distributed is excluded from stockholder’s equity by a charge to operations and a credit to a liability.

(p) Reinsurance

Written premiums, earned premiums and incurred insurance losses and loss adjustment expense all reflect the net effects of assumed and ceded reinsurance transactions. Assumed reinsurance refers to our acceptance of certain insurance risks that other insurance companies have underwritten. Ceded reinsurance means other insurance companies have agreed to share certain risks the Company has underwritten. Reinsurance accounting is followed for assumed and ceded transactions when the risk transfer provisions of SFAS No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts,” have been met.

(q) Income Taxes

The Company recognizes taxes payable or refundable for the current year and deferred taxes for the future tax consequences of differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse.

3. September 11, 2001

As a result of September 11, the Company recorded an estimated loss amounting to $9, net of taxes and reinsurance, in the third quarter of 2001. The Company based the loss estimate upon a review of insured exposures using a variety of assumptions and actuarial techniques, including estimated amounts for unknown and unreported policyholder losses and costs incurred in settling claims. Also included was an estimate of amounts recoverable under the Company’s ceded reinsurance programs. In the first quarter of 2002, the Company recognized a $3 after-tax benefit related to favorable development of reserves related to September 11. As a result of the uncertainties involved in the estimation process, final claims settlement may vary from present estimates.

4. Sale of Sudamericana Holding S.A.

On September 7, 2001, Hartford Life Insurance Company completed the sale of its ownership interest in an Argentine subsidiary, Sudamericana Holding S.A. The Company recognized an after-tax net realized capital loss of $11 related to the sale.

5. Investments and Derivative Instruments

	For the years ended December 31,

(a) Components of Net Investment Income	2002	2001	2000

Interest income from fixed maturities	$1,235	$1,105	$959
Interest income from policy loans	251	304	305
Income from other investments	114	99	75

Gross investment income	1,600	1,508	1,339
Less: Investment expenses	17	13	13

Net investment income	$1,583	$1,495	$1,326

	For the years ended December 31,

(b) Components of Net Realized Capital Gains (Losses)	2002	2001	2000

Fixed maturities	$(285)	$(52)	$(106)
Equity securities	(4)	(17)	3
Real estate and other	—	(23)	9
Change in liability to policyholders for net realized capital gains	1	1	9

Net realized capital gains (losses)	$(288)	$(91)	$(85)

	For the years ended December 31,

(c) Net Change in Unrealized Capital Gains (Losses) on Equity Securities	2002	2001	2000

Gross unrealized capital gains	$2	$1	$2
Gross unrealized capital losses	(19)	(8)	(5)

Net unrealized capital gains (losses)	(17)	(7)	(3)
Deferred income taxes and other items	(6)	(1)	(1)

Net unrealized capital gains (losses), net of tax	(11)	(6)	(2)
Balance – beginning of year	(6)	(2)	5

Net change in unrealized capital gains (losses) on equity securities	$(5)	$(4)	$(7)

(d) Net Change in Unrealized Capital Gains (Losses) on Fixed Maturities
Gross unrealized capital gains	$1,389	$514	$269
Gross unrealized capital losses	(278)	(305)	(231)
Unrealized capital (gains) losses credited to policyholders	(58)	(24)	(10)

Net unrealized capital gains (losses)	1,053	185	28
Deferred income taxes and other items	579	65	10

Net unrealized capital gains (losses), net of tax	474	120	18
Balance – beginning of year	120	18	(260)

Net change in unrealized capital gains (losses) on fixed maturities	$354	$102	$278

(e) Fixed Maturity Investments
	As of December 31, 2002

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

U. S. Government and Government agencies and authorities (guaranteed and sponsored)	$255	$9	$—	$264
U. S. Government and Government agencies and authorities (guaranteed and sponsored) — asset backed	2,063	64	(2)	2,125
States, municipalities and political subdivisions	27	4	(1)	30
International governments	422	43	(1)	464
Public utilities	1,160	70	(29)	1,201
All other corporate, including international	11,094	822	(128)	11,788
All other corporate — asset backed	7,152	348	(100)	7,400
Short-term investments	940	1	—	941
Certificates of deposit	561	28	(17)	572
Redeemable preferred stock	1	—	—	1

Total fixed maturities	$23,675	$1,389	$(278)	$24,786

	As of December 31, 2001

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

U. S. Government and Government agencies and authorities (guaranteed and sponsored)	$247	$15	$(2)	$260
U. S. Government and Government agencies and authorities (guaranteed and sponsored) — asset backed	1,179	26	(3)	1,202
States, municipalities and political subdivisions	44	4	(1)	47
International governments	312	18	(3)	327
Public utilities	994	14	(26)	982
All other corporate, including international	8,829	283	(146)	8,966
All other corporate — asset backed	5,816	142	(104)	5,854
Short-term investments	1,008	—	—	1,008
Certificates of deposit	503	12	(20)	495
Redeemable preferred stock	1	—	—	1

Total fixed maturities	$18,933	$514	$(305)	$19,142

The amortized cost and fair value of fixed maturity investments as of December 31, 2002 by contractual maturity year are shown below. Estimated maturities differ from contractual maturities due to call or prepayment provisions. Asset backed securities, including mortgage backed securities and collateralized mortgage obligations, are distributed to maturity year based on the Company’s estimates of the rate of future prepayments of principal over the remaining lives of the securities. These estimates are developed using prepayment speeds provided in broker consensus data. Such estimates are derived from prepayment speeds experienced at the interest rate levels projected for the applicable underlying collateral and can be expected to vary from actual experience.

Maturity	Amortized Cost	Fair Value

One year or less	$3,032	$3,051
Over one year through five years	9,166	9,479
Over five years through ten years	6,325	6,708
Over ten years	5,152	5,548

Total	$23,675	$24,786

(f) Sales of Fixed Maturity and Equity Security Investments

Sales of fixed maturities, excluding short-term fixed maturities, for the years ended December 31, 2002, 2001 and 2000 resulted in proceeds of $5.6 billion, $4.6 billion and $3.0 billion, gross realized capital gains of $117, $82 and $29, and gross realized capital losses of $60, $44 and $109, respectively. Sales of equity security investments for the years ended December 31, 2002, 2001 and 2000 resulted in proceeds of $11, $42 and $15, respectively. There were no realized gains on sales of equity securities for the years ended December 31, 2002 and 2001. Sales of equity security investments for the year ended December 31, 2000 resulted in gross realized capital gains of $5. Sales of equity security investments for the years ended December 31, 2002, 2001 and 2000 resulted in gross realized capital losses of $3, $17 and $2, respectively.

(g) Concentration of Credit Risk

The Company is not exposed to any concentration of credit risk in fixed maturities of a single issuer greater than 10% of stockholder’s equity.

(h) Derivative Instruments

The notional amounts of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. Notional amounts pertaining to derivative instruments (excluding guaranteed separate accounts) totaled $6.5 billion at December 31, 2002 and $5.1 billion at December 31, 2001.

The Company uses derivative instruments in its management of market risk consistent with four risk management strategies: hedging anticipated transactions, hedging liability instruments, hedging invested assets and hedging portfolios of assets and/or liabilities.

A reconciliation between notional amounts as of December 31, 2002 and 2001 by derivative type and strategy is as follows:

	December 31, 2001		Maturities/	December 31, 2002
	Notional Amount	Additions	Terminations[1]	Notional Amount

By Derivative Type
Caps	$577	$—	$20	$557
Floors	295	—	20	275
Swaps/Forwards	3,302	1,694	462	4,534
Futures	77	110	187	—
Options	894	438	229	1,103

Total	$5,145	$2,242	$918	$6,469

By Strategy
Liability	$677	$—	$—	$677
Anticipatory	77	110	187	—
Asset	4,251	2,132	731	5,652
Portfolio	140	—	—	140

Total	$5,145	$2,242	$918	$6,469

[1] During 2002, the Company had no significant gain or loss on terminations of hedge positions using derivative financial instruments.

(i) Collateral Arrangements

Hartford Life Insurance Company entered into various collateral arrangements which require both the pledging and accepting of collateral in connection with its derivative instruments and repurchase agreements. As of December 31, 2002 and 2001, collateral pledged has not been separately reported in the Consolidated Balance Sheet. The classification and carrying amounts of collateral pledged at December 31, 2002 and 2001 were as follows:

	2002	2001

Assets
U.S. Gov’t and Gov’t agencies and authorities (guaranteed and sponsored)	$—	$1
U.S. Gov’t and Gov’t agencies and authorities (guaranteed and sponsored – asset backed	8	—

	$8	$1

At December 31, 2002 and 2001, Hartford Life Insurance Company had accepted collateral consisting of cash, U.S. Government, and U.S. Government agency securities with a fair value of $407 and $148, respectively. At December 31, 2002 and 2001, only cash collateral of $173 and $89, respectively, was invested and recorded on the balance sheet in fixed maturities and other liabilities. The Company is only permitted by contract to sell or repledge the noncash collateral in the event of a default by the counterparty and none of the collateral has been sold or repledged at December 31, 2002 and 2001. As of December 31, 2002 and 2001 all collateral accepted was held in separate custodial accounts.

6. Fair Value of Financial Instruments

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

Derivative instruments are reported at fair value based upon internally established valuations that are consistent with external valuation models, quotations furnished by dealers in such instrument or market quotations. Other policyholder funds and benefits payable fair value information is determined by estimating future cash flows, discounted at the current market rate.

The carrying amount and fair values of Hartford Life Insurance Company’s financial instruments as of December 31, 2001 and 2000 were as follows:

	2002		2001

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets
Fixed maturities	$24,786	$24,786	$19,142	$19,142
Equity securities	120	120	64	64
Policy loans	2,895	2,895	3,278	3,278
Other investments	918	918	1,136	1,136
Liabilities
Other policyholder funds (1)	16,266	16,566	15,648	15,514

(1)	Excludes universal life insurance contracts, including corporate owned life insurance.

7. Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted SFAS No. 142 and accordingly ceased all amortization of goodwill.

The following tables show net income for the years ended December 31, 2002, 2001 and 2000, with the 2001 and 2000 periods adjusted for goodwill amortization recorded.

Net Income	2002	2001	2000

Income before cumulative effect of accounting changes	$426	$652	$487
Goodwill amortization, net of tax	—	4	—

Adjusted income before cumulative effect of accounting changes	426	656	487
Cumulative effect of accounting changes, net of tax	—	(6)	—

Adjusted net income	$426	$650	$487

The following table shows the Company’s acquired intangible assets that continue to be subject to amortization and aggregate amortization expense. Except for goodwill, the Company has no intangible assets with indefinite useful lives.

	2002		2001

	Carrying	Accumulated Net	Carrying	Accumulated Net
Amortized Intangible Assets	Amount	Amortization	Amount	Amortization

Present value of future profits	$525	$80	$568	$37

Net amortization expense for the years ended December 31, 2002, 2001 and 2000 was $43, $37 and $0, respectively.

7. Goodwill and Other Intangible Assets (continued)

Estimated future net amortization expense for the succeeding five years is as follows.

For the year ended December 31,

2003	$42
2004	$39
2005	$36
2006	$34
2007	$31

8. Separate Accounts

Hartford Life Insurance Company maintained separate account assets and liabilities totaling $105.3 billion and $114.3 billion at December 31, 2002 and 2001, respectively, which are reported at fair value. Separate account assets, which are segregated from other investments, reflect two categories of risk assumption: non-guaranteed separate accounts totaling $93.8 billion and $104.2 billion at December 31, 2002 and 2001, respectively, wherein the policyholder assumes substantially all the investment risks and rewards, and guaranteed separate accounts totaling $11.5 and $10.1 billion at December 31, 2002 and 2001, respectively, wherein Hartford Life Insurance Company contractually guarantees either a minimum return or account value to the policyholder. Included in non-guaranteed separate account assets were policy loans totaling $384 and $575 at December 31, 2002 and 2001, respectively. Net investment income (including net realized capital gains and losses) and interest credited to policyholders on separate account assets are not reflected in the Consolidated Statements of Income.

Separate account management fees and other revenues were $1.1 billion, $1.2 billion and $1.3 billion in 2002, 2001 and 2000, respectively. The guaranteed separate accounts include fixed market value adjusted (MVA) individual annuities and modified guaranteed life insurance. The average credited interest rate on these contracts was 6.3% and 6.4% as of December 31, 2002 and 2001, respectively. The assets that support these liabilities were comprised of $11.1 billion and $9.8 billion in fixed maturities at December 31, 2002 and 2001, respectively, and $385 and $234 of other invested assets at December 31, 2002 and 2001, respectively. The portfolios are segregated from other investments and are managed to minimize liquidity and interest rate risk. In order to minimize the risk of disintermediation associated with early withdrawals, fixed MVA annuity and modified guaranteed life insurance contracts carry a graded surrender charge as well as a market value adjustment. Additional investment risk is hedged using a variety of derivatives which totaled $135 and $37 in carrying value and $3.6 billion and $3.2 billion in notional amounts as of December 31, 2002 and 2001, respectively.

9.   Statutory Results

	For the years ended December 31,

	2002	2001	2000

Statutory net income (loss)	$(305)	$(485)	$283

Statutory capital and surplus	$2,354	$2,412	$1,972

A significant percentage of the consolidated statutory surplus is permanently reinvested or is subject to various state regulatory restrictions which limit the payment of dividends without prior approval. The total amount of statutory dividends which may be paid by the insurance subsidiaries of the Company in 2003, without prior regulatory approval, is estimated to be $235.

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

The NAIC adopted the Codification of Statutory Accounting Principles (“Codification”) in March 1998. The effective date for the statutory accounting guidance was January 1, 2001. Each of Hartford Life Insurance Company’s domiciliary states has adopted Codification and the Company has made the necessary changes in its statutory reporting required for implementation. The overall impact of applying the new guidance resulted in a one-time statutory cumulative transition benefit of approximately $38 in statutory surplus in 2001.

10. Postretirement Benefit and Savings Plans

(a) Pension Plans

The Company’s employees are included in The Hartford’s non-contributory defined benefit pension and postretirement health care and life insurance benefit plans. Defined benefit pension expense, allocated by The Hartford to Hartford Life Insurance Company, was $10, $11 and $5 in 2002, 2001 and 2000, respectively. Postretirement health care and life insurance benefits expense, allocated by The Hartford, was not material to the results of operations for 2002, 2001 and 2000.

(b) Investment and Savings Plan

Substantially all the Company’s U.S. employees are eligible to participate in The Hartford’s Investment and Savings Plan. The cost to Hartford Life Insurance Company for this plan was approximately $5, $6 and $5 in 2002, 2001 and 2000, respectively.

11. Reinsurance

Hartford Life Insurance Company cedes insurance to other insurers in order to limit its maximum losses and to diversify its exposures. Such transfer does not relieve Hartford Life Insurance Company of its primary liability and, as such, failure of reinsurers to honor their obligations could result in losses to Hartford Life Insurance Company. The Company also assumes reinsurance from other insurers and is a member of and participates in several reinsurance pools and associations. Hartford Life Insurance Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. As of December 31, 2002, Hartford Life had no reinsurance recoverables and related concentrations of credit risk greater than 10% of the Company’s stockholders’ equity.

In accordance with normal industry practice, Hartford Life Insurance Company is involved in both the cession and assumption of insurance with other insurance and reinsurance companies. As of December 31, 2002, the largest amount of life insurance retained on any one life by any one of the life operations was approximately $2.5. In addition, the Company reinsures the majority of the minimum death benefit guarantees and the guaranteed withdrawal benefits offered in connection with its variable annuity contracts.

Insurance net retained premiums were comprised of the following:

	For the years ended December 31,

	2002	2001	2000

Gross premiums	$2,815	$3,152	$2,885
Reinsurance assumed	45	79	44
Reinsurance ceded	(715)	(980)	(723)

Net retained premiums	$2,145	$2,251	$2,206

Hartford Life Insurance Company reinsures certain of its risks to other reinsurers under yearly renewable term, coinsurance, and modified coinsurance arrangements. Yearly renewable term and coinsurance arrangements result in passing a portion of the risk to the reinsurer. Generally, the reinsurer receives a proportionate amount of the premiums less an allowance for commissions and expenses and is liable for a corresponding proportionate amount of all benefit payments. Modified coinsurance is similar to coinsurance except that the cash and investments that support the liabilities for contract benefits are not transferred to the assuming company, and settlements are made on a net basis between the companies.

The Company is currently in arbitration with one of its reinsurers related to this reinsurance (see further discussion in Note 13(a))

The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. Insurance recoveries on ceded reinsurance contracts, which reduce death and other benefits were $670, $693 and $578 for the years ended December 31, 2002, 2001 and 2000, respectively. Hartford Life Insurance Company also assumes reinsurance from other insurers.

Hartford Life Insurance Company records a receivable for reinsured benefits paid and the portion of insurance liabilities that are reinsured, net of a valuation allowance, if necessary. The amounts recoverable from reinsurers are estimated based on assumptions that are consistent with those used in establishing the reserves related to the underlying reinsured contracts. Management believes the recoverables are appropriately established; however, in the event that future circumstances and information require Hartford Life

Insurance Company to change its estimates of needed loss reserves, the amount of reinsurance recoverables may also require adjustments.

Hartford Life Insurance Company maintains certain reinsurance agreements with HLA, whereby the Company cedes both group life and group accident and health risk. Under these treaties, the Company ceded group life premium of $96, $178 and $101 in 2002, 2001 and 2000, respectively, and accident and health premium of $373, $418 and $429, respectively, to HLA.

12. Income Tax

Hartford Life Insurance Company and The Hartford have entered into a tax sharing agreement under which each member in the consolidated U.S. Federal income tax return will make payments between them such that, with respect to any period, the amount of taxes to be paid by the Company, subject to certain tax adjustments, generally will be determined as though the Company were filing a separate Federal income tax return with current credit for net losses to the extent the losses provide a benefit in the consolidated return.

The Company is included in The Hartford’s consolidated Federal income tax return. The Company’s effective tax rate was 1%, 6% and 28% in 2002, 2001 and 2000, respectively.

Income tax expense (benefit) is as follows:

	For the years ended December 31,

	2002	2001	2000

Current	$4	$(202)	$121
Deferred	(2)	246	73

Income tax expense	$2	$44	$194

A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision (benefit) for income taxes is as follows:

	For the years ended December 31,

	2002	2001	2000

Tax provision at the U.S. federal statutory rate	$150	$244	$238
Tax preferred investments	(63)	(60)	(24)
IRS audit settlement (See Note 13(c))	(76)	—	(24)
Tax adjustment (See Note 13(c))	—	(144)	—
Foreign related investments	(6)	—	—
Other	(3)	4	4

Total	$2	$44	$194

Deferred tax assets (liabilities) include the following as of December 31:

	2002	2001

Tax basis deferred policy acquisition costs	$699	$737
Financial statement deferred policy acquisition costs and reserves	(724)	(494)
Employee benefits	7	12
Net unrealized capital losses (gains) on securities	(422)	(95)
Net operating loss carryforward/Minimum tax credits	249	64
Investments and other	(52)	(235)

Total	$(243)	$(11)

Hartford Life Insurance Company had a current tax receivable of $89 and $144 as of December 31, 2002 and 2001, respectively.

Prior to the Tax Reform Act of 1984, the Life Insurance Company Income Tax Act of 1959 permitted the deferral from taxation of a portion of statutory income under certain circumstances. In these situations, the deferred income was accumulated in a “Policyholders’ Surplus Account” and, based on current tax law, will be taxable in the future only under conditions which management considers to be remote; therefore, no Federal income taxes have been provided on the balance in this account, which for tax return purposes was $104 as of December 31, 2002.

13. Commitments and Contingent Liabilities

(a) Litigation

Hartford Life Insurance Company is or may become involved in various legal actions, in the normal course of its business, in which claims for alleged economic and punitive damages have been or may be asserted, some for substantial amounts. Some of the pending litigation has been filed as purported class actions and some actions have been filed in certain jurisdictions that permit punitive damage awards that are disproportionate to the actual damages incurred. Although there can be no assurances, at the present time, the Company does not anticipate that the ultimate liability arising from potential, pending or threatened legal actions, after consideration of provisions made for estimated losses and costs of defense, will have a material adverse effect on the financial condition or operating results of the Company.

On March 15, 2002, a jury in the U.S. District Court for the Eastern District of Missouri issued a verdict in Bancorp Services, LLC (“Bancorp”) v. Hartford Life Insurance Company, et al. in favor of Bancorp in the amount of $118. The case involved claims of patent infringement, misappropriation of trade secrets, and breach of contract against the Company and its affiliate International Corporate Marketing Group, Inc. (“ICMG”). The judge dismissed the patent infringement claim on summary judgment. The jury’s award was based on the last two claims. On August 28, 2002, the Court entered an order awarding Bancorp prejudgment interest on the breach of contract claim in the amount of $16.

The Company and ICMG have appealed the judgment on the trade secret and breach of contract claims. Bancorp has cross-appealed the pretrial dismissal of its patent infringement claim. The Company’s management, based on the advice of its legal counsel, believes that there is a substantial likelihood that the judgment will not survive at its current amount. Based on the advice of legal counsel regarding the potential outcomes of this litigation, the Company recorded an $11 after-tax charge in the first quarter of 2002 to increase litigation reserves associated with this matter. Should Hartford Life Insurance Company and ICMG not succeed in eliminating or reducing the judgment, a significant additional expense would be recorded in the future related to this matter.

The Company is involved in arbitration with one of its primary reinsurers relating to policies with death benefit guarantees written from 1994 to 1999. The arbitration involves alleged breaches under the reinsurance treaties. Although the Company believes that its position in this pending arbitration is strong, an adverse outcome could result in a decrease to the Company’s statutory surplus and capital and potentially increase the death benefit costs incurred by the Company in the future. The arbitration hearing was held during the fourth quarter of 2002, but no decision has been rendered.

(b) Leases

The rent paid to Hartford Fire for space occupied by the Company was $15, $15 and $15 in 2002, 2001 and 2000, respectively. Future minimum rental commitments are as follows:

2003	$16
2004	16
2005	16
2006	16
2007	16
Thereafter	32

Total	$112

The principal executive offices of Hartford Life Insurance Company, together with its parent, are located in Simsbury, Connecticut. Rental expense is recognized on a level basis for the facility located in Simsbury, Connecticut, which expires on December 31, 2009, and amounted to approximately $10, $11 and $11 in 2002, 2001 and 2000, respectively.

(c) Tax Matters

The Company’s Federal income tax returns are routinely audited by the Internal Revenue Service (“IRS”). Throughout the audit of the 1996-1997 years, the Company and the IRS have been engaged in an ongoing dispute regarding what portion of the separate account dividends-received deduction (“DRD”) is deductible by the Company. During 2001 the Company continued its discussions with the IRS. As part of the Company’s due diligence with respect to this issue, the Company closely monitored the activities of the IRS with respect to other taxpayers on this issue and consulted with outside tax counsel and advisors on the merits of the Company’s separate account DRD. The due diligence was completed during the third quarter of 2001 and the Company concluded that it was probable that a greater portion of the separate account DRD claimed on its filed returns would be realized. Based on the Company’s assessment of the probable outcome, the Company concluded an additional $144 tax benefit was appropriate to record in the third quarter of 2001, relating to the tax years 1996-2000. Additionally, the Company increased its estimate of the separate account DRD recognized with respect to tax year 2001 from $44 to $60. Furthermore, for tax year 2002, this amount was $63. During 2000, the Company had recorded a $24 tax benefit as a result of a final settlement with the IRS on different aspects of the Company’s share of the dividends-received deduction for the 1993-1995 tax years.

Earlier in 2002, the Company and its IRS agent requested advice from the National Office of the IRS with respect to certain aspects of the computation of the separate account DRD that had been claimed by the Company for the 1996-1997 audit period. During September 2002 the IRS National Office issued a ruling that confirmed that the Company had properly computed the items in question in the separate account DRD claimed on its 1996-1997 tax returns. Additionally, during the third quarter, the Company reached agreement with the IRS on all other issues with respect to the 1996-1997 tax years. The Company recorded a benefit of $76 during the third quarter of 2002, primarily relating to the tax treatment of such issues for the 1996-1997 tax years, as well as appropriate carryover adjustments to the 1998-2002 years. The Company will continue to monitor further developments surrounding the computation of the separate account DRD, as well as other items, and will adjust its estimate of the probable outcome of these issues as developments warrant. Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from tax examinations and other tax-related matters for all open tax years.

(d) Unfunded Commitments

At December 31, 2002, Hartford Life Insurance Company has outstanding commitments to fund limited partnership investments totaling $205. These capital commitments can be called by the partnerships during the commitment period (on average, 3-6 years) to fund working capital needs or the purchase of new investments. If the commitment period expires and has not been fully funded, Hartford Life Insurance Company is not required to fund the remaining unfunded commitment, but may elect to do so.

14. Segment Information

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

	For the years ended December 31,

	2002	2001	2000

Total Revenues
Investment Products	$2,185	$2,114	$2,068
Individual Life	858	774	545
COLI	592	717	765
Other	(195)	50	69

Total revenues	$3,440	$3,655	$3,447

Net Investment Income
Investment Products	$1,057	$867	$724
Individual Life	223	204	142
COLI	277	352	366
Other	26	72	94

Total net investment income	$1,583	$1,495	$1,326

Amortization of Deferred Policy Acquisition Costs and PVP
Investment Products	$385	$413	$477
Individual Life	146	153	127
COLI	—	—	—
Other	—	—	—

Total amortization of deferred policy acquisition costs and present value of future profits	$531	$566	$604

Income Tax Expense (Benefit)
Investment Products	$87	$111	$150
Individual Life	59	54	38
COLI	14	17	19
Other	(158)	(138)	(13)

Total income tax expense	$2	$44	$194

Net Income (Loss)
Investment Products	$343	$375	$354
Individual Life	116	106	70
COLI	31	36	35
Other	(64)	129	28

Total net income	$426	$646	$487

Assets
Investment Products	$96,865	$106,497	$106,553
Individual Life	8,173	9,248	6,558
COLI	30,326	26,835	23,384
Other	6,737	2,853	2,340

Total assets	$142,101	$145,433	$138,835

Revenues by Product
Investment Products
Individual Annuities	$1,364	$1,392	$1,447
Other	821	722	621

Total Investment Products	2,185	2,114	2,068
Individual Life	858	774	545
COLI	592	717	765

15. Acquisitions

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

16. Quarterly Results for 2002 and 2001 (unaudited)

				Three Months Ended

	March 31,		June 30,		September 30,		December 31,

	2002	2001	2002	2001	2002	2001	2002	2001

Revenues	$913	$879	$814	$931	$826	$917	$887	$928
Benefits, claims and expenses	736	685	756	746	747	759	773	769
Net income	132	135	57	129	146	265	91	117

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

SCHEDULE I

SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN AFFILIATES

(In millions)		As of December 31, 2002

			Amount at which
			shown on Balance
Type of Investment	Cost	Fair Value	Sheet

Fixed Maturities
Bonds and Notes U. S. Government and Government agencies and authorities (guaranteed and sponsored)	$255	$264	$264
U. S. Government and Government agencies and authorities (guaranteed and sponsored) — asset backed	2,063	2,125	2,125
States, municipalities and political subdivisions	27	30	30
International governments	422	464	464
Public utilities	1,160	1,201	1,201
All other corporate, including international	11,094	11,788	11,788
All other corporate – asset backed	7,152	7,400	7,400
Short-term investments	940	941	941
Certificates of deposit	561	572	572
Redeemable preferred stock	1	1	1

Total fixed maturities	23,675	24,786	24,786

Equity Securities
Common Stocks Industrial and miscellaneous	137	120	120

Total equity securities	137	120	120

Total fixed maturities and equity securities	23,812	24,906	24,906

Policy Loans	2,895	2,895	2,895

Other Investments
Mortgage loans on real estate	243	243	243
Investment in partnerships and trusts	497	486	486
Futures, options and miscellaneous	(24)	189	189

Total other investments	716	918	918

Total investments	$27,423	$28,719	$28,719

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
For the years ended December 31, 2002, 2001 and 2000

(In millions)
								Benefits,		Amortization
	Deferred		Other		Earned		Net	Claims and	Insurance	of Deferred
	Policy	Future	Policy-		Premiums	Net	Realized	Claim	expenses	Policy	Dividends
	Acquisition	Policy	Holder	Policy	And	Investment	Capital	Adjustment	and	Acquisition	To Policy-
Segment	Costs	Benefits	Funds	Fees	Other	Income	Losses	Expenses	other	Costs	holders

2002
Investment Products	$3,724	$4,656	$15,503	$1,146	$(18)	$1,057	$—	$932	$438	$385	$—
Individual Life	1,210	535	3,030	629	6	223	—	393	141	146	3
Corporate Owned Life Insurance	12	316	3,334	304	11	277	—	401	84	—	62
Other	8	1,151	236	—	67	26	(288)	40	(13)	—

Consolidated operations	$4,954	$6,658	$22,103	$2,079	$66	$1,583	$(288)	$1,766	$650	$531	$65

2001
Investment Products	$3,592	$4,211	$11,106	$1,249	$(2)	$867	$—	$801	$415	$413	$—
Individual Life	1,170	506	2,945	555	15	204	—	330	128	153	2
Corporate Owned Life Insurance	8	321	4,120	353	12	352	—	514	84	—	66
Other	—	1,012	241	—	69	72	(91)	58	(5)	—	—

Consolidated operations	$4,770	$6,050	$18,412	$2,157	$94	$1,495	$(91)	$1,703	$622	$566	$68

2000
Investment Products	$3,292	$3,293	$8,287	$1,325	$19	$724	$—	$686	$401	$477	$—
Individual Life	1,033	274	1,984	394	9	142	—	216	94	127	—
Corporate Owned Life Insurance	—	283	4,645	390	9	366	—	545	99	—	67
Other	—	978	31	—	60	94	(85)	48	6	—	—

Consolidated operations	$4,325	$4,828	$14,947	$2,109	$97	$1,326	$(85)	$1,495	$600	$604	$67

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

SCHEDULE IV

REINSURANCE

			Assumed
		Ceded to	From		Percentage of
	Gross	Other	Other	Net	Amount Assumed
(In millions)	Amount	Companies	Companies	Amount	to Net

For the year ended December 31, 2002
Life insurance in force	$345,900	$247,200	$42,046	$140,736	29.9%

Fee income, earned premiums and other
Life insurance and annuities	$2,419	$350	$41	$2,110	1.9%
Accident and health insurance	396	365	4	35	11.4%

Total fee income, earned premiums and other	$2,815	$715	$45	$2,145	2.1%

For the year ended December 31, 2001
Life insurance in force	$354,961	$170,359	$43,374	227,976	19.0%

Fee income, earned premiums and other
Life insurance and annuities	$2,637	$486	$63	$2,214	2.8%
Accident and health insurance	515	494	16	37	43.2%

Total fee income, earned premiums and other	$3,152	$980	$79	$2,251	3.5%

For the year ended December 31, 2000
Life insurance in force	$348,605	$145,529	$10,219	$213,295	4.8%

Fee income, earned premiums and other
Life insurance and annuities	$2,414	$271	$35	$2,178	1.6%
Accident and health insurance	471	452	9	28	32.1%

Total fee income, earned premiums and other	$2,885	$723	$44	$2,206	2.0%

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARTFORD LIFE INSURANCE COMPANY

/s/ Mary Jane B. Fortin
Mary Jane B. Fortin Senior Vice President and Chief Accounting Officer

Date: March 6, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas M. Marra Thomas M. Marra	President and Director	March 6, 2003

/s/ David T. Foy David T. Foy	Senior Vice President, Chief Financial Officer and Director	March 6, 2003

/s/ Mary Jane B. Fortin Mary Jane B. Fortin	Senior Vice President and Chief Accounting Officer	March 6, 2003

/s/ Christine H. Repasy Christine H. Repasy	Director	March 6, 2003

/s/ John C. Walters John C. Walters	Director	March 6, 2003

/s/ Lizabeth H. Zlatkus Lizabeth H. Zlatkus	Director	March 6, 2003

/s/ David M. Znamierowski David M. Znamierowski	Director	March 6, 2003

CERTIFICATIONS

I, Thomas M. Marra, certify that:

1.	I have reviewed this annual report on Form 10-K of Hartford Life Insurance Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 6, 2003

By :	/s/ Thomas M. Marra

Thomas M. Marra
President, Chief Executive Officer and Chairman (Signature and Title)

I, David T. Foy, certify that:

1.	I have reviewed this annual report on Form 10-K of Hartford Life Insurance Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 6, 2003

By :	/s/ David T. Foy
By :
David T. Foy Senior Vice President and Chief Financial Officer (Signature and Title)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
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

II-4