Form 10-Q
period 2003-03-31
HARTFORD LIFE INSURANCE CO
filed 2003-05-14
CIK 45947

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

                         Commission file number 2-89516

                         HARTFORD LIFE INSURANCE COMPANY
             (Exact name of registrant as specified in its charter)

             DELAWARE                                     06-0974148
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
Yes [ ]  No[X]

As of April 30, 2003 there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant.

The registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

================================================================================

                                      INDEX

                                                                                         PAGE
                                                                                         ----
Independent Accountants' Review Report                                                     3

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Statements of Income - Three Months
Ended March 31, 2003 and 2002                                                              4

Condensed Consolidated Balance Sheets - March 31, 2003
and December 31, 2002                                                                      5

Condensed Consolidated Statements of Changes in
Stockholder's Equity - Three Months Ended March 31, 2003 and 2002                          6

Condensed Consolidated Statements of Cash Flows - Three
Months Ended March 31, 2003 and 2002                                                       7

Notes to Condensed Consolidated Financial Statements                                       8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                                       14

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                       26

ITEM 4.  CONTROLS AND PROCEDURES                                                          26

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                                26

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                 27

Signature                                                                                 28

Certifications                                                                            29

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Stockholder
Hartford Life Insurance Company
Hartford, Connecticut

We have reviewed the accompanying condensed consolidated balance sheet of Hartford Life Insurance Company and subsidiaries (the "Company") as of March 31, 2003, and the related condensed consolidated statements of income, changes in stockholder's equity, and cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2002, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 19, 2003, which includes an explanatory paragraph relating to the Company's change in its method of accounting for goodwill and indefinite-lived intangible assets in 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP
Hartford, Connecticut
May 12, 2003

PART I.  FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                            THREE MONTHS
                                                                               ENDED
                                                                              MARCH 31,
   (In millions) (Unaudited)                                              2003        2002
--------------------------------------------------------------------------------------------
REVENUES

Fee income                                                              $   494      $   531
Earned premiums and other                                                   131          179
Net investment income                                                       438          379
Net realized capital losses                                                 (45)         (17)
--------------------------------------------------------------------------------------------
      TOTAL REVENUES                                                      1,018        1,072
   -----------------------------------------------------------------------------------------

BENEFITS, CLAIMS AND EXPENSES
Benefits and claims                                                         586          581
Insurance expenses and other                                                149          177
Amortization of deferred policy acquisition costs and present
    value of future profits                                                 138          131
Dividends to policyholders                                                   15            6
       TOTAL BENEFITS, CLAIMS AND EXPENSES                                  888          895
   -----------------------------------------------------------------------------------------

       INCOME BEFORE INCOME TAX EXPENSE                                     130          177
Income tax expense                                                           30           45
--------------------------------------------------------------------------------------------
       NET INCOME                                                       $   100      $   132
   -----------------------------------------------------------------------------------------

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                        MARCH 31,     DECEMBER 31,
(In millions, except for share data)                                                      2003            2002
------------------------------------------------------------------------------------------------------------------
                                                                                        (Unaudited)
ASSETS
 Investments

 Fixed maturities, available for sale, at fair value (amortized cost of
      $25,664 and $23,675)                                                              $  26,945      $  24,786
 Equity securities, available for sale, at fair value (cost of $84 and $137)                   78            120
 Policy loans, at outstanding balance                                                       2,837          2,895
 Other investments                                                                            882            918
----------------------------------------------------------------------------------------------------------------
      Total investments                                                                    30,742         28,719

 Cash                                                                                         128             79
 Premiums receivable and agents' balances                                                      16             15
 Reinsurance recoverables                                                                   1,553          1,477
 Deferred policy acquisition costs and present value of future profits                      5,590          5,479
 Deferred income taxes                                                                       (302)          (243)
 Goodwill                                                                                     186            186
 Other assets                                                                                 924          1,073
 Separate account assets                                                                  105,708        105,316
----------------------------------------------------------------------------------------------------------------
        TOTAL ASSETS                                                                    $ 144,545      $ 142,101
       =========================================================================================================

LIABILITIES
 Reserve for future policy benefits                                                     $   5,833      $   6,658
 Other policyholder funds                                                                  24,317         22,103
 Other liabilities                                                                          2,687          2,207
 Separate account liabilities                                                             105,708        105,316
----------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES                                                                 138,545        136,284
       =========================================================================================================

STOCKHOLDER'S EQUITY
 Common Stock - 1,000 shares authorized, issued and outstanding;
      par value $5,690                                                                          6              6
 Capital surplus                                                                            2,041          2,041
 Accumulated other comprehensive income
     Net unrealized capital gains on securities, net of tax                                   657            574
     Foreign currency translation adjustments                                                  (1)            (1)
Total accumulated other comprehensive income                                                  656            573
 Retained earnings                                                                          3,297          3,197
----------------------------------------------------------------------------------------------------------------
        TOTAL STOCKHOLDER'S EQUITY                                                          6,000          5,817
       =========================================================================================================
             TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                 $ 144,545      $ 142,101
           =====================================================================================================

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

THREE MONTHS ENDED MARCH 31, 2003

                                                                     ACCUMULATED OTHER
                                                                COMPREHENSIVE INCOME (LOSS)
                                                        -------------------------------------------
                                                        NET UNREALIZED   NET GAIN ON
                                                           CAPITAL        CASH FLOW       FOREIGN
                                                        GAINS (LOSSES)     HEDGING       CURRENCY                     TOTAL
                                     COMMON   CAPITAL   ON SECURITIES,   INSTRUMENTS,   TRANSLATION    RETAINED    STOCKHOLDER'S
   (In millions) (Unaudited)         STOCK    SURPLUS    NET OF TAX      NET OF TAX     ADJUSTMENTS    EARNINGS       EQUITY
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002           $    6   $ 2,041     $     463        $  111         $    (1)     $  3,197      $   5,817
Comprehensive income
Net income                                                                                                  100            100
                                                                                                                     ---------
Other comprehensive income, net of
tax (1)
  Unrealized gain on securities (2)                             100                                                        100
  Net loss on cash flow hedging
        Instruments                                                           (17)                                         (17)
                                                                                                                     ---------
Total other comprehensive income                                                                                            83
                                                                                                                     ---------
    Total comprehensive income                                                                                             183
===============================================================================================================================
    BALANCE, MARCH 31, 2003          $    6   $ 2,041     $     563        $   94         $    (1)     $  3,297      $   6,000
===============================================================================================================================

THREE MONTHS ENDED MARCH 31, 2002

                                                                     ACCUMULATED OTHER
                                                                COMPREHENSIVE INCOME (LOSS)
                                                        -------------------------------------------
                                                        NET UNREALIZED   NET GAIN ON
                                                           CAPITAL        CASH FLOW       FOREIGN
                                                        GAINS (LOSSES)     HEDGING       CURRENCY                     TOTAL
                                     COMMON   CAPITAL   ON SECURITIES,   INSTRUMENTS,   TRANSLATION    RETAINED    STOCKHOLDER'S
   (In millions) (Unaudited)         STOCK    SURPLUS    NET OF TAX      NET OF TAX     ADJUSTMENTS    EARNINGS       EQUITY
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001           $    6   $ 1,806     $     114        $   63         $    (2)     $  2,771      $   4,758
Comprehensive income
Net income                                                                                                  132            132
                                                                                                                     ---------
Other comprehensive income, net of
tax (1)
  Unrealized loss on securities (2)                            (140)                                                      (140)
  Net loss on cash flow hedging
        Instruments                                                           (15)                                         (15)
  Cumulative translation adjustments                                                           (1)                          (1)
                                                                                                                     ---------
Total other comprehensive income                                                                                          (156)
                                                                                                                     ---------
    Total comprehensive income                                                                                             (24)
===============================================================================================================================
    BALANCE, MARCH 31, 2002          $    6   $ 1,806     $     (26)     $     48         $    (3)     $  2,903      $   4,734
===============================================================================================================================

(1) Unrealized gain (loss) on securities is reflected net of tax provision (benefit) of $54 and $(75) for the three months ended March 31, 2003 and 2002, respectively. Net loss on cash flow hedging instruments is net of tax benefit of $(9) and $(8) for the three months ended March 31, 2003 and 2002. There is no tax effect on cumulative translation adjustments.

(2) There were reclassification adjustments for after-tax losses in the amount of $27 and $11 realized in net income for the three months ended March 31, 2003 and 2002, respectively.

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                            -------------------
(In millions) (Unaudited)                                                                     2003       2002
---------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES

   NET INCOME                                                                               $   100     $   132
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
   Net realized capital losses                                                                   45          17
   Amortization of deferred policy acquisition costs and present value of
      future profits                                                                            138         131
   Additions to deferred policy acquisition costs and present value of future profits          (282)       (240)
   Depreciation and amortization                                                                 17           -
   Increase in premiums receivable and agents' balances                                          (1)         (3)
   Decrease in other liabilities                                                                (37)        (19)
   Increase in receivables                                                                      (34)        (17)
   Decrease in payables and accruals                                                             (9)        (53)
   Decrease in accrued tax                                                                      (27)        (31)
   Increase in deferred income tax                                                               25          81
   Increase in future policy benefits                                                           109         260
   Increase in reinsurance recoverables                                                         (61)       (103)
   Other, net                                                                                    81         (39)
---------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  64         116
---------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
   Purchases of investments                                                                  (4,463)     (2,316)
   Sales of investments                                                                       2,373       1,466
   Maturities and principal paydowns of fixed maturity investments                              810         338
   Capital expenditures and other                                                                 -           2
---------------------------------------------------------------------------------------------------------------
      NET CASH USED FOR INVESTING ACTIVITIES                                                 (1,280)       (510)
---------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Net receipts from investment and universal life-type contracts                             1,265         367
---------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                               1,265         367
---------------------------------------------------------------------------------------------------------------
   Net increase (decrease) in cash                                                               49         (27)
   Impact of foreign exchange                                                                     -          (1)
---------------------------------------------------------------------------------------------------------------
   Cash - beginning of period                                                                    79          87
---------------------------------------------------------------------------------------------------------------
      CASH - END OF PERIOD                                                                  $   128     $    59
===============================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
NET CASH PAID (RECEIVED) DURING THE PERIOD FOR

Income Taxes                                                                         $    (2)           $     -

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Dollar amounts in millions, unless otherwise stated)
                                   (Unaudited)

1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

These Condensed Consolidated Financial Statements include Hartford Life Insurance Company and its wholly-owned subsidiaries ("Hartford Life Insurance Company" or the "Company"), Hartford Life and Annuity Insurance Company ("HLAI"), Hartford International Life Reassurance Corporation ("HLRe") and Servus Life Insurance Company, formerly Royal Life Insurance Company of America. The Company is a wholly-owned subsidiary of Hartford Life and Accident Insurance Company ("HLA"), a wholly-owned subsidiary of Hartford Life, Inc. ("Hartford Life"). Hartford Life is a direct subsidiary of Hartford Holdings, Inc., a direct subsidiary of The Hartford Financial Services Group, Inc. ("The Hartford"), the Company's ultimate parent company. In November 1998, Hartford Life Insurance Company transferred in the form of a dividend, Hartford Financial Services, LLC and its subsidiaries to HLA.

Pursuant to an initial public offering (the "IPO") on May 22, 1997, Hartford Life sold to the public 26 million shares of Class A Common Stock at $28.25 per share and received proceeds, net of offering expenses, of $687. The 26 million shares sold in the IPO represented approximately 18.6% of the equity ownership in Hartford Life. On June 27, 2000, The Hartford acquired all of the outstanding common shares of Hartford Life not already owned by The Hartford (The Hartford Acquisition). As a result of The Hartford Acquisition, Hartford Life became a direct subsidiary of Hartford Fire Insurance Company. During the third quarter of 2002, Hartford Life became a direct subsidiary of Hartford Holdings, Inc., a direct wholly owned subsidiary of The Hartford.

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

2.  BASIS OF PRESENTATION AND ACCOUNTING POLICIES

(a) BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements have been prepared on the basis of accounting principles generally accepted in the United States, which differ materially from the accounting prescribed by various insurance regulatory authorities. Less than majority-owned subsidiaries in which the Company has at least a 20% interest are reported on the equity basis. All intercompany transactions and balances between Hartford Life Insurance Company, its subsidiaries and affiliates have been eliminated.

The accompanying consolidated financial statements and the condensed notes as of March 31, 2003, and for the first quarters ended March 31, 2003 and 2002 are unaudited. These financial statements reflect all adjustments (consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods. These financial statements and condensed notes should be read in conjunction with the consolidated financial statements and notes thereto included in Hartford Life Insurance Company's 2002 Form 10-K Annual Report. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

(b) RECLASSIFICATIONS

Certain reclassifications have been made to prior year financial information to conform to the current year classifications.

(c) USE OF ESTIMATES

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

(d) SIGNIFICANT ACCOUNTING POLICIES

For a description of accounting policies, see Note 2 of Notes to Consolidated Financial Statements included in Hartford Life Insurance Company's 2002 Form 10-K Annual Report.

(e) ADOPTION OF NEW ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") which requires an enterprise to assess if consolidation of an entity is appropriate based upon its variable economic interests in a variable interest entity ("VIE"). The initial determination of whether an entity is a VIE shall be made on the date at which an enterprise becomes involved with the entity. A VIE is an entity in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. An enterprise shall consolidate a VIE if it has a variable interest that will absorb a majority of the VIEs expected losses if they occur, receive a majority of the entity's expected residual returns if they occur or both. FIN 46 is effective for new VIEs established or purchased subsequent to January 31, 2003. For VIEs entered into prior to February 1, 2003, FIN 46 is effective for interim periods beginning after June 15, 2003. During the three months ended March 31, 2003, the Company has not entered into our established any VIEs that would require consolidation under FIN 46.

The Company invests in a variety of investment structures that require analysis under FIN 46, including asset-backed securities, partnerships and certain trust securities and is currently assessing the impact of adopting FIN 46. Based upon a preliminary review, the adoption of FIN 46 is not expected to have a material impact on the Company's financial condition or results of operations as there were no material VIEs identified which would require consolidation. FIN 46 further requires the disclosure of certain information related to VIEs in which the Company holds a significant variable interest. The Company does not believe that it owns any such interests that require disclosure at this time.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45" or "the Interpretation"). FIN 45 requires certain guarantees to be recorded at fair value and also requires a guarantor to make new disclosures, even when the likelihood of making payments under the guarantee is remote. In general, the Interpretation applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability or an equity security of the guaranteed party. The recognition provisions of FIN 45 are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. (For further discussion, see Note 2(e) of Notes to Consolidated Financial Statements included in Hartford Life Insurance Company's 2002 Form 10-K Annual Report.) Adoption of this statement did not have a material impact on the Company's consolidated financial condition or results of operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Action (including Certain Costs Incurred in a Restructuring)" ("Issue 94-3"). The principal difference between SFAS No. 146 and Issue 94-3 is that SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities after December 31, 2002. Adoption of SFAS No. 146 will result in a change in the timing of when a liability is recognized if the Company has restructuring activities after December 31, 2002. Adoption of this statement did not have a material impact on the Company's consolidated financial condition or results of operations.

(f) FUTURE ADOPTION OF NEW ACCOUNTING STANDARDS

In April 2003, the FASB issued guidance in FASB Statement No. 133 Implementation Issue No. B36, "Embedded Derivatives: Bifurcation of a Debt Instrument That Incorporates Both Interest Rate Risk and Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Issuer of That Instrument", ("DIG B36") that addresses in what instances bifurcation of an instrument into a debt host contract and an embedded credit derivative is required. Specifically, one of the examples is related to the bifurcation of an embedded derivative within a reinsurer's receivable and ceding company's payable which arises from a modified coinsurance arrangement. DIG B36 indicates that bifurcation is necessary in a modified coinsurance arrangement because the yield on the receivable and payable is based on a specified proportion of the ceding company's return on either its general account assets or a specified block of those assets, rather than the overall creditworthiness of the ceding company. The Company believes that the majority of its modified coinsurance and funds withheld agreements are out of the scope of DIG B36. While the Company believes there will be no material effect on its results of operations or financial condition due to the implementation of this guidance, it is currently evaluating those potential impacts. The guidance is effective for periods beginning after September 15, 2003.

DIG B36 is also applicable to corporate issued debt securities that incorporate credit risk exposures that are unrelated or only partially related to the creditworthiness of the obligor. The Company is currently evaluating the impact of DIG B36 on such corporate issued debt securities. The Company does not believe the adoption of DIG B36 will have a material effect on the Company's consolidated financial condition or results of operations.

(g) EXPENSING STOCK OPTIONS

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure and Amendment to FASB No. 123", which provides three optional transition methods for entities that decide to voluntarily adopt the fair value recognition principles of SFAS No. 123, "Accounting for Stock Issued to Employees", and modifies the disclosure requirements of SFAS No. 123. Under the prospective method, stock-based compensation expense is recognized for awards granted after the beginning of the fiscal year in which the change is made. In January 2003, The Hartford adopted the fair value recognition provisions of accounting for employee stock compensation and will use the prospective method to calculate stock-based compensation expense. Under the prospective method The Hartford will expense all stock-based compensation awards granted after January 1, 2003. The allocated expense to the Company from Hartford Life associated with these awards for the first quarter ending March 31, 2003, was immaterial.

All stock-based compensation awards granted prior to January 1, 2003, will continue to be valued using the intrinsic value-based provisions set forth in APB Opinion No. 25. Under the intrinsic value method, compensation expense is determined on the measurement date, which is the first date on which both the number of shares the employee is entitled to receive, and the exercise price are known. Compensation expense, if any, is measured based on the award's intrinsic value, which is the excess of the market price of the stock over the exercise price on the measurement date. For the quarters ended March 31, 2003 and 2002, the Hartford's after-tax compensation expense related to its stock-based compensation plans, including the expense associated with the transition to SFAS No. 123 and non-option plans, was $1. The expense, including non-option plans, related to stock-based employee compensation included in the determination of net income for the first quarter ended March 31, 2003 is less than that which would have been recognized if the fair value method had been applied to all awards since the effective date of SFAS No. 123. (For further discussion of the Company's stock compensation plans, see Note 11 of Notes to Consolidated Financial Statements included in The Hartford's 2002 Form 10-K Annual Report.)

3.  GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", and accordingly ceased all amortization of goodwill. The carrying amount of goodwill is $186 as of March 31, 2003 and December 31, 2002.

The following table shows the Company's acquired intangible assets that continue to be subject to amortization and aggregate amortization expense. Except for goodwill, the Company has no intangible assets with indefinite useful lives.

                                                            AS OF MARCH 31, 2003
                                                          -------------------------
                                                           GROSS       ACCUMULATED
                                                          CARRYING         NET
AMORTIZED INTANGIBLE ASSETS                                AMOUNT      AMORTIZATION
-----------------------------------------------------------------------------------
Present value of future profits                           $    520       $     85
---------------------------------------------------------------------------------
TOTAL                                                     $    520       $     85
=================================================================================

Net amortization expense for the three months ended March 31, 2003 and 2002 was $5 and $8, respectively.

Estimated future net amortization expense for the succeeding five years is as follows:

FOR THE YEAR ENDING DECEMBER 31,
--------------------------------------------
              2003                    $   42
              2004                    $   39
              2005                    $   36
              2006                    $   34
              2007                    $   31
--------------------------------------------

4.  DERIVATIVES AND HEDGING ACTIVITIES

The Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards and exchange traded futures and options, through one of four Company-approved objectives: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; to control transaction costs; or to enter into income enhancement and replication transactions.

All of the Company's derivative transactions are permitted uses of derivatives under the derivatives use plan filed and/or approved, as applicable, by the State of Connecticut and State of New York insurance departments. The Company does not make a market or trade in these instruments for the express purpose of earning short-term trading profits.

For a detailed discussion of the Company's use of derivative instruments, see
Note 2(h) of Notes to Consolidated Financial Statements included in Hartford Life Insurance Company's December 31, 2002 Form 10-K Annual Report.

As of March 31, 2003 and December 31, 2002, the Company carried $185 and $179, respectively, of derivative assets in other investments and $87 and $78, respectively, of derivative liabilities in other liabilities. In addition, the Company recognized embedded derivative liabilities related to guaranteed minimum withdrawal benefits (GMWB) on certain of its variable annuity contracts of $95 and $48 at March 31, 2003 and December 31, 2002, respectively, in other policyholder funds. Offsetting reinsurance arrangements recognized as derivative assets at March 31, 2003 and December 31, 2002 were $95 and $48, respectively, and were included in reinsurance recoverables.

Cash-Flow Hedges

For the quarters ended March 31, 2003 and March 31, 2002, the Company's gross gains and losses representing the total ineffectiveness of all cash-flow hedges were immaterial, with the net impact reported as net realized capital gains or losses.

Gains and losses on derivative contracts that are reclassified from accumulated other comprehensive income ("AOCI") to current period earnings are included in the line item in the statement of income in which the hedged item is recorded. As of March 31, 2003 and March 31, 2002, the after-tax deferred net gains on derivative instruments accumulated in AOCI that are expected to be reclassified to earnings during the next twelve months are $12 and $3, respectively. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains/losses as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is twelve months. As of March 31, 2003 and December 31, 2002, the Company held derivative notional value related to strategies categorized as cash-flow hedges of $2.9 billion. For the quarters ended March 31, 2003 and March 31, 2002, the net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges were immaterial.

Fair-Value Hedges

For the quarters ended March 31, 2003 and March 31, 2002, the Company's gross gains and losses representing the total ineffectiveness of all fair-value hedges were immaterial, with the net impact reported as net realized capital gains or losses. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness. As of March 31, 2003 and December 31, 2002, the Company held $159 and $159, respectively, in derivative notional value related to strategies categorized as fair-value hedges.

Other Investment and Risk Management Activities

The Company's other investment and risk management activities primarily relate to strategies used to reduce economic risk or enhance income, and do not receive hedge accounting treatment. Swap agreements, interest rate cap and floor agreements and option contracts are used to reduce economic risk. Income enhancement and replication transactions include the use of written covered call options which offset embedded equity call options, total return swaps and synthetic replication of cash market instruments. The change in the value of all derivatives held for other investment and risk management purposes is reported in current period earnings as realized capital gains or losses. As of March 31, 2003 and December 31, 2002, the Company held $4.5 billion and $3.4 billion, respectively, in derivative notional value related to the above described strategies.

In addition, Hartford Life issues certain variable annuity products that contain a GMWB. The GMWB gives the policyholder the right to make periodic surrenders that total an amount equal to the policyholders' premium payments. This guarantee will remain in effect if periodic surrenders do not exceed an amount equal to 7% of premium payments each contract year. If the policyholder chooses to surrender an amount equal to more than 7% in a contract year, then the guarantee may be reduced to an amount less than premium payments. The GMWB represents an embedded derivative liability in the variable annuity contract. It is carried at fair value and reported in other policyholder funds. The fair value of the GMWB obligations are calculated based on actuarial assumptions related to the projected benefits and related contract charges over the lives of the contracts. Because of the dynamic and complex nature of these cash flows, stochastic techniques under a variety of market return scenarios and other best estimate actuarial assumptions are used. This model involves numerous estimates and subjective judgements including those regarding expected market rates of return and volatility.

The Company has entered into a reinsurance arrangement to offset its exposure to the GMWB. This arrangement is recognized as a derivative asset and carried at fair value in reinsurance recoverables. Changes in the fair value of both the derivative assets and liabilities related to the GMWB are recorded in net realized capital gains and losses.

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

The Company and ICMG have appealed the judgment on the trade secret and breach of contract claims. Bancorp has cross-appealed the pretrial dismissal of its patent infringement claim. The Company's management, based on the advice of its legal counsel, believes that there is a substantial likelihood that the judgment will not survive at its current amount. Based on the advice of legal counsel regarding the potential outcomes of this litigation, the Company recorded an $11 after-tax charge in the first quarter of 2002 to increase litigation reserves. Should the Company and ICMG not succeed in eliminating or reducing the judgment, a significant additional expense would be recorded in the future.

On March 16, 2003, a final decision and award was issued in the previously disclosed arbitration between subsidiaries of the Company and one of their primary reinsurers relating to policies with death benefits written from 1994 to 1999. The arbitration involved alleged breaches under the reinsurance treaties. Under the terms of the final decision and award, the reinsurer's reinsurance obligations to the Company's subsidiaries were unchanged and not limited or reduced in any manner. The award was confirmed by the Connecticut Superior Court on May 5, 2003.

(b) TAX MATTERS

The Company's Federal income tax returns are routinely audited by the Internal Revenue Service ("IRS"). The Company is currently under audit for the 1998-2001 tax years. No significant issues have been raised to date. Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from tax examinations and other tax-related matters for all open tax years.

6.  RELATED PARTY TRANSACTIONS

In connection with a comprehensive evaluation of various capital maintenance and allocation strategies by The Hartford, an intercompany asset sale transaction was partially executed on March 21, 2003. The transaction resulted in certain of The Hartford's Property & Casualty subsidiaries selling ownership interests in certain high quality fixed maturity securities to Hartford Life for cash equal to the fair value of the securities as of the effective date of the sale. For the Property and Casualty subsidiaries, the transaction monetized the embedded gain in certain securities on a tax deferred basis to The Hartford because no capital gains tax will be paid until the securities are sold to unaffiliated third parties. The transfer re-deployed to Hartford Life desirable investments without incurring substantial transaction costs that would have been payable in a comparable open market transaction. The fair value of securities transferred on March 21, 2003 was $693.

The remaining portion of the asset sale transaction discussed above was completed in April 2003. The fair value of securities transferred in April 2003 was $1.0 billion.

7.  SEPTEMBER 11 TERRORIST ATTACK

As a result of the September 11 terrorist attack, the Company recorded an estimated loss amounting to $9, net of taxes and reinsurance, in the third quarter of 2001. The Company based the loss estimate upon a review of insured exposures using a variety of assumptions and actuarial techniques, including estimated amounts for unknown and unreported policyholder losses. Also included was an estimate of amounts recoverable under the Company's ceded reinsurance programs, including the cost of additional reinsurance premiums. In the first quarter of 2002, the Company recognized an $3 after-tax benefit related to favorable development of reserves related to the September 11 terrorist attack.

8.  SEGMENT INFORMATION

Hartford Life Insurance Company is organized into three reportable operating segments: Investment Products, Individual Life and Corporate Owned Life Insurance (COLI). Investment Products offers individual variable and fixed annuities, mutual funds, retirement plan services and other investment products. Individual Life sells a variety of life insurance products, including variable life, universal life, interest sensitive whole life and term life insurance. COLI primarily offers variable products used by employers to fund non-qualified benefits or other postemployment benefit obligations as well as leveraged COLI. The Company includes in "Other" realized capital gains and losses, corporate items not directly allocable to any of its reportable operating segments, as well as certain group benefit products including group life and group disability insurance that is directly written by the Company and is substantially ceded to its parent, HLA.

The accounting policies of the reportable operating segments are the same as those described in "Basis of Presentation and Accounting Policies" in Note 2 in the Company's 2002 Form 10-K Annual Report. Hartford Life Insurance Company evaluates performance of its segments based on revenues, net income and the segment's return on allocated capital. The Company charges direct operating expenses to the appropriate segment and allocates the majority of indirect expenses to the segments based on an intercompany expense arrangement. Intersegment revenues are not significant and primarily occur between corporate and the operating segments. These amounts include interest income on allocated surplus and the allocation of net realized capital gains and losses through net investment income utilizing the duration of the segment's investment portfolios. The Company's revenues are primarily derived from customers within the United States. The Company's long-lived assets primarily consist of deferred policy acquisition costs and deferred tax assets from within the United States. The following tables present summarized financial information concerning the Company's segments.

                          Investment    Individual
MARCH 31, 2003             Products        Life       COLI      Other     Total
--------------------------------------------------------------------------------
THREE MONTHS ENDED
Total revenues            $      682    $      220    $ 126     $ (10)   $ 1,018
Net income (loss)                 80            29        9       (18)       100
--------------------------------------------------------------------------------

                          Investment    Individual
MARCH 31, 2002             Products        Life       COLI      Other     Total
--------------------------------------------------------------------------------
THREE MONTHS ENDED
Total revenues            $      696    $      207    $ 159     $  10    $ 1,072
Net income (loss)                 93            30        -         9        132
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in millions, unless otherwise stated)

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") addresses the financial condition of Hartford Life Insurance Company and its subsidiaries ("Hartford Life Insurance Company" or the "Company") as of March 31, 2003, compared with December 31, 2002, and its results of operations for the three months ended March 31, 2003 compared with the equivalent period in 2002. This discussion should be read in conjunction with the MD&A included in the Company's 2002 Form 10-K Annual Report.

Certain of the statements contained herein are forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company's control and have been made based upon management's expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on Hartford Life Insurance Company will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of various factors. These factors include: the uncertain nature of damage theories and loss amounts and the development of additional facts related to the September 11 terrorist attack ("September 11"); the uncertain impact on the Company of various tax reduction proposals being considered by Congress that relate to the lowering of the capital gains rate and the application of that rate to dividend distributions; the response of reinsurance companies under reinsurance contracts, the impact of increasing reinsurance rates, and the availability and adequacy of reinsurance to protect the Company against losses; the possibility of more unfavorable loss experience than anticipated; the possibility of general economic and business conditions that are less favorable than anticipated; the effect of changes in interest rates, the stock markets or other financial markets; stronger than anticipated competitive activity; unfavorable legislative, regulatory or judicial developments; the Company's ability to distribute its products through distribution channels, both current and future; the uncertain effects of emerging claim and coverage issues; the effect of assessments and other surcharges for guaranty funds and second-injury funds and other mandatory pooling arrangements; a downgrade in the Company's claims-paying, financial strength or credit ratings; the ability of the Company's subsidiaries to pay dividends to the Company; and other factors described in such forward-looking statements.

Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

INDEX
Critical Accounting Estimates                                  14
Consolidated Results of Operations - Operating Summary         16
Investment Products                                            17
Individual Life                                                18
Corporate Owned Life Insurance (COLI)                          18
Investments                                                    19
Capital Markets Risk Management                                20
Accounting Standards                                           26

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

The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: valuation of investments and derivative instruments; deferred policy acquisition costs; reserves and accounting for contingencies. In developing these estimates management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements. There have been no significant changes to the Company's critical accounting estimates since December 31, 2002 other than deferred policy acquisition costs as discussed below.

DEFERRED POLICY ACQUISITION COSTS

Policy acquisition costs, which include commissions and certain other expenses that vary with and are primarily associated with acquiring business, are deferred and amortized over the estimated lives of the contracts, usually 20 years. These deferred costs, together with the present value of future profits of acquired business, are recorded as an asset commonly referred to as deferred policy acquisition costs and present value of future profits ("DAC"). At March 31, 2003 and December 31, 2002, the carrying value of the Company's DAC was $5.6 billion and $5.5 billion, respectively. For statutory accounting purposes, such costs are expensed as incurred.

DAC related to traditional policies are amortized over the premium-paying period in proportion to the present value of annual expected premium income. DAC related to investment contracts and universal life-type contracts are deferred and amortized using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of the estimated gross profits ("EGPs") arising principally from projected investment, mortality and expense margins and surrender charges. The attributable portion of the DAC amortization is allocated to realized gains and losses on investments. The DAC balance is also adjusted through other comprehensive income by an amount that represents the amortization of deferred policy acquisition costs that would have been required as a charge or credit to operations had unrealized gains and losses on investments been realized. Actual gross profits can vary from management's estimates, resulting in increases or decreases in the rate of amortization.

The Company regularly evaluates its EGPs to determine if actual experience or other evidence suggests that earlier estimates should be revised. In the event that the Company were to revise its EGPs, the cumulative DAC amortization would be adjusted to reflect such revised EGPs in the period the revision was determined to be necessary. Several assumptions considered to be significant in the development of EGPs include separate account fund performance, surrender and lapse rates, estimated interest spread and estimated mortality. The separate account fund performance assumption is critical to the development of the EGPs related to the Company's variable annuity and variable life insurance businesses. The average long-term rate of assumed separate account fund performance (before mortality and expense charges) used in estimating gross profits for the variable annuity and variable life business was 9% for the periods ended March 31, 2003 and March 31, 2002. For other products, including fixed annuities and other universal life-type contracts, the average assumed investment yield ranged from 5% to 8.5% for the periods ended March 31, 2003 and March 31, 2002.

Due to increased volatility and the decline experienced by the U.S. equity markets in recent periods, the Company continues to enhance its DAC evaluation process. The Company has developed sophisticated modeling capabilities which allowed it to run a large number of stochastically determined scenarios of separate account fund performance. These scenarios were then utilized to calculate a statistically significant range of reasonable estimates of EGPs. This range was then compared to the present value of EGPs currently utilized in the DAC amortization model. As of March 31, 2003, the present value of the EGPs utilized in the DAC amortization model fall at the margin of a reasonable range of statistically calculated present value of EGPs. As a result, the Company does not believe there is sufficient evidence to suggest that a revision to the EGPs (and therefore, a revision to the DAC) as of March 31, 2003 is necessary; however, if the EGPs utilized in the DAC amortization model remain at or above the margin of the reasonable range of statistically calculated EGPs, a revision would be necessary within the next two quarters. Furthermore, the Company has estimated that such a revision to the future EGPs may occur if the overall separate account fund performance does not meet the 9% return assumption discussed above, or if certain other assumptions that are implicit in the computations of the EGP's are not achieved.

Additionally, the Company has performed an analysis with respect to the potential impact of a revision to future EGPs. If such a revision to EGPs were deemed necessary, the Company would adjust, as appropriate, all of its assumptions for products accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments", and reproject its future EGPs based on current account values at the end of the quarter in which a revision is deemed to be necessary. To illustrate the effects of this process, assume the Company had concluded, that a revision of the Company's EGPs was required at March 31, 2003. If the Company assumed a 9% average long-term rate of growth from that date forward along with other appropriate assumption changes in determining the revised EGPs, the Company estimates the cumulative positive adjustment to amortization would have been approximately $340-$375, after tax. If instead, the Company was to assume a long-term growth rate of 8% in determining the revised EGPs, the adjustment would have been approximately $390-$440, after tax. Assuming that such an adjustment were to have been required, the Company anticipates that there would have been immaterial impacts on its DAC amortization for the 2003 and 2004 years exclusive of the adjustment, and that there would have been positive earnings effects in later years. Any such adjustment would not affect statutory income or surplus, due to the prescribed accounting for such amounts that is discussed above.

Aside from absolute levels and timing of market performance assumptions, additional factors that will influence this determination include the degree of volatility in separate account fund performance and shifts in asset allocation within the separate account made by policyholders. The overall return generated by the separate account is dependent on several factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds as well as equity sector weightings. The Company's overall separate account fund performance has been reasonably correlated to the overall performance of the S&P 500 Index (which closed at 848 on March 31, 2003), although no assurance can be provided that this correlation will continue in the future.

The overall recoverability of the DAC asset is dependent on the future profitability of the business. The Company tests the aggregate recoverability of the DAC asset by comparing the amounts deferred to the present value of total EGPs. In addition, the Company routinely stress tests its DAC asset for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced another significant sell-off, as the majority of policyholders' funds in the separate accounts is invested in the equity market. As of March 31, 2003, the Company believes variable annuity separate account assets could fall by as much as 19% before portions of its DAC asset would not be recoverable.

CONSOLIDATED RESULTS OF OPERATIONS - OPERATING SUMMARY

OPERATING SUMMARY                                                                    FIRST QUARTER ENDED
                                                                                         MARCH 31,
                                                                                ----------------------------
                                                                                  2003      2002      CHANGE
------------------------------------------------------------------------------------------------------------
Earned premiums                                                                 $   103    $   147     (30%)
Fee income                                                                          494        531      (7%)
Net investment income                                                               438        379      16%
Other revenue                                                                        28         32     (13%)
Net realized capital losses                                                         (45)       (17)     NM
------------------------------------------------------------------------------------------------------------
   TOTAL REVENUES                                                                 1,018      1,072      (5%)
Benefits and claims                                                                 586        581       1%
Insurance operating costs and expenses                                              162        165      (2%)
Amortization of deferred policy acquisition costs and present value
 of future profits                                                                  138        131       5%
Other expenses                                                                        2         18     (89%)
------------------------------------------------------------------------------------------------------------
   TOTAL BENEFITS, CLAIMS AND EXPENSES                                              888        895      (1%)
------------------------------------------------------------------------------------------------------------
   INCOME BEFORE INCOME TAX EXPENSE                                                 130        177     (27%)
Income tax expense                                                                   30         45     (33%)
------------------------------------------------------------------------------------------------------------
   NET INCOME                                                                       100        132     (24%)
------------------------------------------------------------------------------------------------------------

Hartford Life Insurance Company is organized into the following reportable operating segments: Investment Products, Individual Life and Corporate Owned Life Insurance ("COLI"). The Company also includes in "Other" realized capital gains and losses, corporate items not directly allocated to any of its reportable operating segments, as well as certain group benefits operations, including group life and group disability insurance that is directly written by the Company and is substantially ceded to its parent, Hartford Life and Accident Insurance Company ("HLA").

Revenues decreased primarily as a result of revenue decreases in its Investment Products and COLI segments. Investment Products revenues decreased as average individual annuity account values declined compared to prior year and earned premiums declined on lower sales of certain other investment products. The decline in account values was due primarily to weakness in the equity markets. Additionally, COLI revenues decreased primarily as a result of lower net investment income, as average leveraged COLI account values declined as compared to a year ago and lower fee income resulting from lower sales in the first quarter of 2003 as compared to the prior year. Partially offsetting these decreases was an increase in revenues in Individual Life. Individual Life revenues increased as a result of an increase in fee revenues as life insurance in force was higher than the prior year.

Total benefits, claims and expenses decreased slightly primarily due to a decrease in COLI expenses consistent with lower COLI revenues, partially offset by higher benefit and claim costs in Investment Products. Additionally, in the first quarter of 2002, the Company incurred a charge associated with the Bancorp litigation. (For further discussion of the Bancorp litigation, see Note 5 of Notes to Condensed Consolidated Financial Statements.) Partially offsetting this decrease was an increase in Investment Products benefits and claim costs associated with higher interest credited due to growth in the business as well as higher death benefit costs in the individual annuity operation.

Net income decreased as a result of the decline in revenues described above and higher net realized capital losses compared to a year ago. Additionally, net income for the first quarter 2002 was positively impacted by a $3 after-tax benefit related to favorable development on the Company's estimated September 11 exposure. Earnings for the Investment Products segment decreased from the prior year as a result of the impact of the lower equity markets on the individual annuity business. Partially offsetting the decrease in individual annuity earnings was an increase in other investment products due to growth in the institutional investment business. Earnings related to the Other category decreased $27, primarily related to increased realized capital losses noted above. Partially offsetting these decreases was an increase in earnings related to the COLI segment. COLI earnings increased $9 as compared to prior year, primarily due to the $11 after-tax expense related to the Bancorp litigation accrued in the first quarter of 2002.

INVESTMENT PRODUCTS

OPERATING SUMMARY                                                                   FIRST QUARTER ENDED
                                                                                          MARCH 31,
                                                                                ----------------------------
                                                                                 2003       2002      CHANGE
------------------------------------------------------------------------------------------------------------
Fee income and other                                                            $   287    $   326     (12%)
Earned premiums                                                                      91        131     (31%)
Net investment income                                                               304        239      27%
------------------------------------------------------------------------------------------------------------
   TOTAL REVENUES                                                                   682        696      (2%)
Benefits and claims                                                                 389        365       7%
Insurance operating costs and other expenses                                         97        110     (11%)
Amortization of deferred policy acquisition costs                                    96        102      (6%)
------------------------------------------------------------------------------------------------------------
   TOTAL BENEFITS, CLAIMS AND EXPENSES                                              582        577       1%
------------------------------------------------------------------------------------------------------------
   INCOME BEFORE INCOME TAX EXPENSE                                                 100        119     (16%)
INCOME TAX EXPENSE                                                                   20         26     (23%)
------------------------------------------------------------------------------------------------------------
   Net income                                                                   $    80    $    93     (14%)
------------------------------------------------------------------------------------------------------------

Revenues in the Investment Products segment decreased due to lower fee income and earned premiums, which was partially offset by higher net investment income. Fee income generated by the individual annuity operation decreased, as average account values decreased from prior year levels, principally due to the lower equity markets. The decrease in earned premiums are due to lower sales of certain products in the institutional investment products business. Net investment income increased due to higher general account assets in the individual annuity business, which increased 74% to $9.5 billion. Additionally, net investment income related to other investment products increased as a result of the growth over the last twelve months in the institutional investment business, where related assets under management increased compared to prior year levels.

Total benefits, claims and expenses increased, primarily driven by an increase in death benefit costs and an increase in interest credited resulting from growth in the segment's general account assets. Partially offsetting these increases were lower commissions and wholesaling expenses related to lower sales in the other investment products business for the first quarter ended March 31, 2003 as well as disciplined operating expense management. Additionally, there was a decrease in amortization of deferred policy acquisition costs in the individual annuity operation which declined as a result of lower gross profits in the first quarter of 2003.

Net income related to the individual annuity operation decreased, primarily as a result of the lower equity markets. Net income for other investment products increased due to growth in the institutional investment business.

INDIVIDUAL LIFE

OPERATING SUMMARY                                                                   FIRST QUARTER ENDED
                                                                                          MARCH 31,
                                                                                ----------------------------
                                                                                 2003       2002      CHANGE
------------------------------------------------------------------------------------------------------------
Fee income and other                                                            $   163    $   152       7%
Net investment income                                                                57         55       4%
------------------------------------------------------------------------------------------------------------
   TOTAL REVENUES                                                                   220        207       6%
Benefits and claims                                                                  98         98      --
Amortization of deferred policy acquisition costs                                    42         29      45%
Insurance operating costs and other expenses                                         36         35       3%
------------------------------------------------------------------------------------------------------------
   TOTAL BENEFITS, CLAIMS AND EXPENSES                                              176        162       9%
------------------------------------------------------------------------------------------------------------
   INCOME BEFORE INCOME TAX EXPENSE                                                  44         45      (2%)
Income tax expense                                                                   15         15      --
------------------------------------------------------------------------------------------------------------
   NET INCOME                                                                   $    29    $    30      (3%)
------------------------------------------------------------------------------------------------------------

Revenues in the Individual Life segment increased compared to prior year as cost of insurance charges were higher as the result of higher total life insurance in force. Amortization of unearned revenue also increased due to favorable mortality results compared to prior year, which drove higher gross profits. Additionally, net investment income was higher due primarily to higher average general account assets and higher prepayment income on certain assets as compared to the prior year.

Total benefits, claims and expenses increased principally due to the increase in amortization of deferred policy acquisition costs resulting from higher gross profits driven by more favorable mortality results.

Net income decreased slightly as operating expenses offset the in-force growth and higher net investment income.

CORPORATE OWNED LIFE INSURANCE (COLI)

OPERATING SUMMARY                                                                   FIRST QUARTER ENDED
                                                                                          MARCH 31,
                                                                                ----------------------------
                                                                                 2003        2002     CHANGE
------------------------------------------------------------------------------------------------------------
Fee income and other                                                            $    67    $    84     (20%)
Net investment income                                                                59         75     (21%)
------------------------------------------------------------------------------------------------------------
   TOTAL REVENUES                                                                   126        159     (21%)
Benefits and claims                                                                  87        115     (24%)
Insurance operating costs and other expenses                                         11         40     (73%)
Dividends to policyholders                                                           14          5     180%
------------------------------------------------------------------------------------------------------------
   TOTAL BENEFITS, CLAIMS AND EXPENSES                                              112        160     (30%)
------------------------------------------------------------------------------------------------------------
   INCOME BEFORE INCOME TAX EXPENSE                                                  14         (1)     NM
Income tax expense                                                                    5         (1)     NM
------------------------------------------------------------------------------------------------------------
   NET INCOME                                                                   $     9    $    --      NM
------------------------------------------------------------------------------------------------------------

COLI revenues decreased due to lower net investment and fee income. Net investment income decreased primarily related to the decline in leveraged COLI account values resulting from surrender activity. Fee income was reduced as the result of lower sales in the first quarter of 2003 as compared to the first quarter of 2002, and a $1.1 billion or 26% decline in leveraged COLI account values.

Total benefits, claims and expenses decreased as a result of the decline in the leveraged COLI block noted above and a decline in insurance operating costs and expenses related to the $11 after-tax expense related to the Bancorp litigation accrued in the first quarter 2002. Dividends to policyholders increased due to an increase in mortality dividends on the leveraged COLI block.

Net income increased compared to the prior year principally as a result of the Bancorp litigation expense recorded in the first quarter 2002.

INVESTMENTS

Hartford Life Insurance Company's general account and guaranteed separate account investment portfolios are managed based on the underlying characteristics and nature of each operation's liabilities and within established risk parameters. (For a further discussion on The Hartford's approach to managing risks, see the Capital Markets Risk Management section.)

Please refer to the Investments section of the MD&A in Hartford Life Insurance Company's 2002 Form 10-K Annual Report for a description of the Company's investment objectives and policies.

Return on general account invested assets is an important element of the Company's results. Significant fluctuations in the fixed income or equity markets could weaken the Company's financial condition or its results of operations. Additionally, changes in market interest rates may impact the period of time over which certain investments, such as mortgage-backed securities, are repaid and whether certain investments are called by the issuers. Such changes may, in turn, impact the yield on theses investments an also may result in reinvestment of funds received from calls and prepayments at rates below the average portfolio yield.

Fluctuations in interest rates affect the Company's return on, and the fair value of, fixed maturity investments, which comprised approximately 88% and 86% of the fair value of its invested assets as of March 31, 2003 and December 31, 2002, respectively. Other events beyond the Company's control could also adversely impact the fair value of these investments. Specifically, a downgrade of an issuer's credit rating or default of payment by an issuer could reduce the Company's investment return.

The following table identifies invested assets by type held in the Company's general account as of March 31, 2003 and December 31, 2002.

                         COMPOSITION OF INVESTED ASSETS

                                                   MARCH 31, 2003            DECEMBER 31, 2002
                                               ----------------------      ---------------------
                                                AMOUNT       PERCENT        AMOUNT       PERCENT
------------------------------------------------------------------------------------------------
Fixed maturities, at fair value                $  26,945       87.6%       $  24,786       86.3%
Equity securities, at fair value                      78        0.4%             120        0.4%
Policy loans, at outstanding balance               2,837        9.2%           2,895       10.1%
Limited partnerships, at fair value                  422        1.4%             486        1.7%
Other investments                                    460        1.4%             432        1.5%
------------------------------------------------------------------------------------------------
  TOTAL INVESTMENTS                            $  30,742      100.0%       $  28,719      100.0%
================================================================================================

Fixed maturity investments increased 9% since December 31, 2002, primarily the result of operating cash flows. In March 2003, the Company decided to liquidate its hedge fund limited partnership investments and reinvest the proceeds into fixed maturity investments. A total of $73 of hedge fund investments were sold during the quarter. The limited partnership agreements allow for the withdrawal proceeds to be paid over a period of time. A majority of the limited partnership proceeds are expected to be received by June 30, 2003 with the remainder no later than March 31, 2004.

Investment Results

The table below summarizes Company's investments results.

                                                               FIRST QUARTER ENDED
                                                                     MARCH 31,
                                                               --------------------
(Before-tax)                                                     2003        2002
-----------------------------------------------------------------------------------
Net investment income - excluding policy loan income           $    381     $   312
Policy loan income                                                   57          67
                                                               --------------------
Net investment income - total                                  $    438     $   379
Yield on average invested assets [1]                                6.2%        6.4%
-----------------------------------------------------------------------------------
Gross gains on sale                                            $     48     $    29
Gross losses on sale                                                (41)        (29)
Impairments                                                         (51)        (15)
Other, net [2]                                                       (1)         (2)
                                                               --------------------
Net realized capital losses                                    $    (45)    $   (17)
===================================================================================

[1] Represents annualized net investment income (excluding net realized capital losses) divided by average invested assets at cost (fixed maturities at amortized cost).

[2] Primarily consists of changes in fair value and hedge ineffectiveness on derivative instruments.

For the first quarter ended March 31, 2003, net investment income, excluding policy loans, increased $69, or 22%, compared to the same period in 2002. The increase was primarily due to income earned on a higher invested asset base, the result of increased cash flow, partially offset by lower investment yields. Yields on average invested assets decreased as a result of lower rates on new investment purchases and decreased policy loan income.

Net realized capital losses for the first quarter ended March 31, 2003 increased by $28 compared to the same period in 2002, primarily the result of higher write-downs for other than temporary impairments on fixed maturities.

For the quarter ended March 31, 2003, fixed maturity impairment losses of $43 consisted of asset-backed securities of $25 and corporate securities of $18. The asset-backed securities primarily consisted of $12 backed by credit card receivables and $10 of corporate debt. These amounts included one asset-backed security supported by sub-prime credit card receivables that the Company no longer had the intent to hold even though the Company's best estimate of future cash flows indicated a full recovery of interest and principal amounts. In addition to the impairment, the Company also recognized an $8 loss on the sale of a portion of this security. The corporate securities impaired were concentrated in the following sectors: $7 in transportation, $7 in consumer non-cyclical, $3 in technology and communications and $2 in financial services. Also included in net realized capital losses for the quarter ended March 31, 2003 were write-downs for other than temporary impairments on seeded equity and mutual fund investments of $8.

For the quarter ended March 31, 2002, the fixed maturity impairment losses of $14 consisted of corporate securities of $12 and asset-backed securities of $2. The corporate securities impaired were $9 in the technology and communications and $3 in the energy sectors. The asset-backed securities impaired were backed by corporate debt.

CAPITAL MARKETS RISK MANAGEMENT

Hartford Life Insurance Company has a disciplined approach to managing risks associated with its capital markets and asset/liability management activities. Investment portfolio management is organized to focus investment management expertise on specific classes of investments, while asset/liability management is the responsibility of a dedicated risk management unit supporting the Company, including guaranteed separate accounts. Derivative instruments are utilized in compliance with established Company policy and regulatory requirements and are monitored internally and reviewed by senior management.

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

Please refer to the Capital Markets Risk Management section of the MD&A in Hartford Life Insurance Company's 2002 Form 10-K Annual Report for further discussion, including a description of the Company's objectives, policies and strategies.

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

The Company invests primarily in securities which are rated investment grade and has established exposure limits, diversification standards and review procedures for all credit risks including borrower, issuer and counterparty. Creditworthiness of specific obligors is determined by an internal credit evaluation supplemented by consideration of external determinants of creditworthiness, typically ratings assigned by nationally recognized ratings agencies. Obligor, asset sector and industry concentrations are subject to established limits and monitored on a regular basis. Hartford Life Insurance Company is not exposed to any credit concentration risk of a single issuer greater than 10% of the Company's stockholder's equity.

The following tables identify fixed maturity securities for Hartford Life Insurance Company, including guaranteed separate accounts, by type and credit quality. The ratings referenced in the credit quality tables are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company's internal analysis of such securities. In addition, an aging of the gross unrealized loss position is presented for fixed maturity and equity securities.

                            FIXED MATURITIES BY TYPE

                                                                              MARCH 31, 2003
                                                    --------------------------------------------------------
                                                                      UNREALIZED    UNREALIZED
                                                    AMORTIZED COST      GAINS         LOSSES      FAIR VALUE
------------------------------------------------------------------------------------------------------------
Asset-backed securities ("ABS")                       $   5,093        $    103      $  (167)     $    5,029
Commercial mortgage-backed securities ("CMBS")            5,873             434           (9)          6,298
Collateralized mortgage obligation ("CMO")                  855              29           (4)            880
Corporate

  Basic industry                                          2,287             142           (7)          2,422
  Capital goods                                             988              73           (7)          1,054
  Consumer cyclical                                       1,575              90           (7)          1,658
  Consumer non cyclical                                   2,587             185          (15)          2,757
  Energy                                                  1,436             121           (5)          1,552
  Financial services                                      5,257             339          (87)          5,509
  Technology and communications                           3,066             309          (13)          3,362
  Transportation                                            614              44           (9)            649
  Utilities                                               1,748             152          (21)          1,879
  Other                                                     446              23            -             469
Government/Government agencies - Foreign                    746              77           (7)            816
Government/Government agencies - United States              608              43            -             651
Mortgage-backed securities ("MBS") - agency               1,779              44           (1)          1,822
Municipal - tax-exempt                                        -               -            -               -
Municipal - taxable                                          95              15           (1)            109
Redeemable preferred stock                                    1               -            -               1
Short-term                                                1,263               2            -           1,265
------------------------------------------------------------------------------------------------------------
  TOTAL FIXED MATURITIES                              $  36,317        $  2,225      $  (360)     $   38,182
============================================================================================================
Total general account fixed maturities                $  25,664        $  1,534      $  (253)     $   26,945
Total guaranteed separate account fixed maturities    $  10,653        $    691      $  (107)     $   11,237
============================================================================================================

At March 31, 2003 the Company fixed maturity portfolio had gross unrealized losses of $360, of which 76% were concentrated in the financial services and utilities sectors and asset-backed securities. The Company's current view of risk factors relative to these fixed maturity types are as follows:

Financial Services - This sector has been adversely impacted by security write-offs especially in the energy, utilities and communications industries, along with reserve increases by property and casualty insurers the result of poor underwriting and asbestos related exposures. In general, industry balance sheets are strong and security credit quality is improving.

Utilities - The utilities sector remains adversely impacted by several events that primarily occurred in 2001 including the bankruptcy of Enron Corporation, the decline in the energy trading industry and the regulatory, political and legal effect of the California Utility Crisis. In the short-term, restructuring and possible bankruptcies may continue as companies seek liquidity sources. Asset sales of non-core operations are expected to continue to be a significant source of liquidity. The short-term events are expected to reduce the number of power suppliers, which, in the longer term, the Company believes will lead to a gradual rise in power prices and allow this sector to recover.

ABS- As of March 31, 2003, asset-backed securities supported by corporate debt ("CDO"), aircraft lease and credit card receivables were in a gross unrealized loss position of $31, $57 and $52, respectively.

Adverse CDO experience can be attributable to higher than expected default rates especially in the technology and utilities sectors and lower than expected recovery rates. Approximately 86% of the CDOs at March 31, 2003 were investment grade.

The securities supported by aircraft and aircraft lease payments have declined in value due to a reduction in lease payments and aircraft values driven by bankruptcies and other financial difficulties of airline carriers. These securities may continue to be stressed due to a continued decline in air passenger traffic. Approximately 85% of the Company's investment in securities supported by aircraft and aircraft lease payments at March 31, 2003 were investment grade.

The unrealized loss position in credit card securities has primarily been caused by exposure to companies originating loans to sub-prime borrowers. The Company expects this sub-sector will continue to be under stress and holdings to be very sensitive to changes in collateral performance. Approximately 99% of the Company's investment in securities supported by credit card receivables, at March 31, 2003 were investment grade.

                            FIXED MATURITIES BY TYPE

                                                                        DECEMBER 31, 2002
                                                    --------------------------------------------------------
                                                                      UNREALIZED    UNREALIZED
                                                    AMORTIZED COST      GAINS         LOSSES      FAIR VALUE
------------------------------------------------------------------------------------------------------------
Asset-backed securities ("ABS")                       $    5,115       $    109      $  (143)     $    5,081
Commercial mortgage-backed securities ("CMBS")             4,979            416           (9)          5,386
Collateralized mortgage obligation ("CMO")                   752             33           (2)            783
Corporate
  Basic industry                                           2,000            129           (7)          2,122
  Capital goods                                            1,048             68           (7)          1,109
  Consumer cyclical                                        1,425             88           (3)          1,510
  Consumer non cyclical                                    2,462            176          (16)          2,622
  Energy                                                   1,446            110           (8)          1,548
  Financial services                                       4,956            307          (81)          5,182
  Technology and communications                            2,911            247          (68)          3,090
  Transportation                                             571             45          (11)            605
  Utilities                                                1,757            114          (41)          1,830
  Other                                                      404             18            -             422
Government/Government agencies - Foreign                     720             68           (5)            783
Government/Government agencies - United States               553             44            -             597
Mortgage-backed securities ("MBS") - agency                2,035             58            -           2,093
Municipal - tax-exempt                                         -              -            -               -
Municipal - taxable                                           99             16           (1)            114
Redeemable preferred stock                                     1              -            -               1
Short-term                                                   992              1            -             993
------------------------------------------------------------------------------------------------------------
  TOTAL FIXED MATURITIES                              $   34,226       $  2,047      $  (402)     $   35,871
============================================================================================================
Total general account fixed maturities                $   23,675       $  1,389      $  (278)     $   24,786
Total guaranteed separate account fixed maturities    $   10,551       $    658      $  (124)     $   11,085
============================================================================================================

                       FIXED MATURITIES BY CREDIT QUALITY

                                                                  MARCH 31, 2003                           DECEMBER 31, 2002
                                                       ------------------------------------      -----------------------------------
                                                                                 PERCENT OF                               PERCENT OF
                                                       AMORTIZED                 TOTAL FAIR      AMORTIZED                TOTAL FAIR
                                                         COST       FAIR VALUE     VALUE           COST      FAIR VALUE     VALUE
------------------------------------------------------------------------------------------------------------------------------------
United States Government/Government agencies           $   3,134    $    3,241       8.5%        $   3,213   $    3,341       9.3%
 AAA                                                       5,572         5,897      15.4%            5,077        5,399      15.1%
 AA                                                        3,411         3,589       9.4%            3,334        3,507       9.8%
 A                                                        11,552        12,270      32.2%           11,019       11,687      32.5%
 BBB                                                       9,425         9,958      26.1%            8,662        9,081      25.3%
 BB & below                                                1,960         1,962       5.1%            1,928        1,862       5.2%
 Short-term                                                1,263         1,265       3.3%              993          994       2.8%
----------------------------------------------------------------------------------------------------------------------------------
   TOTAL FIXED MATURITIES                              $  36,317    $   38,182     100.0%        $  34,226   $   35,871     100.0%
==================================================================================================================================
 Total general account fixed maturities                $  25,664    $   26,945      70.6%        $  23,675   $   24,786      69.1%
 Total guaranteed separate account fixed maturities    $  10,653    $   11,237      29.4%        $  10,551   $   11,085      30.9%
==================================================================================================================================

As of March 31, 2003 and December 31, 2002, over 94% of the fixed maturity portfolio was invested in securities rated investment grade (BBB and above). As of March 31, 2003, below investment grade ("BIG") holdings were diversified by sector and issuer with the greatest concentration of securities, based upon fair value, in the in the following sectors: 21% in technology and communications, 14% in utilities, 10% in consumer cyclical, 10% in basic industry, 10% in consumer non-cyclical and 8% in foreign government. At March 31, 2003, the Company held no issuer of a BIG security with a fair value in excess of 2% of the total fair value for BIG securities. As of December 31, 2002, BIG holdings were concentrated, based upon fair value, in the following sectors: 20% in technology and communications, 17% in utilities, 11% in consumer cyclical, 11% in basic industry and 9% in foreign government. At December 31, 2002, the Company held no issuer of a BIG security with a fair value in excess of 2% of the total fair value for BIG securities.

The Company's total and BIG fixed maturity and equity securities held as of March 31, 2003 and December 31, 2002 that were in an unrealized loss position are presented in the tables below by length of time the security was in an unrealized loss position.

                     UNREALIZED LOSS AGING AT MARCH 31, 2003

                                                          TOTAL SECURITIES                    BIG AND EQUITY SECURITIES
                                                ------------------------------------    -------------------------------------
                                                AMORTIZED                 UNREALIZED    AMORTIZED                  UNREALIZED
                                                  COST      FAIR VALUE      LOSS          COST       FAIR VALUE       LOSS
-----------------------------------------------------------------------------------------------------------------------------
Three months or less                            $   1,987   $    1,936     $   (51)     $     132     $     117     $   (15)
Greater than three months to six months               688          645         (43)            35            26          (9)
Greater than six months to nine months                696          655         (41)           102            88         (14)
Greater than nine months to twelve months             215          198         (17)            77            65         (12)
Greater than twelve months                          2,443        2,227        (216)           466           398         (68)
----------------------------------------------------------------------------------------------------------------------------
   TOTAL                                        $   6,029   $    5,661     $  (368)     $     812    $      694        (118)
============================================================================================================================

The total securities that were in an unrealized loss position for longer than six months as of March 31, 2003 primarily consisted of asset-backed and corporate debt. Asset-backed securities backed by credit card receivables, aircraft lease receivables and corporate debt comprised 18%, 14%, 10%, respectively, of the greater than six months unrealized loss amount. The significant corporate security industry sectors of financial services and utilities comprised 24%, and 6%, respectively, of the greater than six months unrealized loss amount. At March 31, 2003, the Company held no securities of a single issuer that were at an unrealized loss in excess of 6% of total unrealized losses. The total unrealized loss position of $(368) consisted of $(261) in general account losses and $(107) in guaranteed separate account losses.

As of March 31, 2003, fixed maturities represented $360, or 98%, of total Life unrealized losses. Approximately 98% of the fixed maturities in an unrealized loss position for longer than six months represented asset-backed and commercial mortgage-backed securities and fixed maturities with a fair value greater than 80% of cost. As of March 31, 2003 the Company held four corporate debt securities from two issuers with a market value that was less than 80% of the security's amortized cost basis for six continuous months. The securities had an aggregate market value of $15 and were in an unrealized loss position of $6. The issuers have made all contractually obligated principal and interest payments and their operating fundamentals continue to improve. As a result, the Company concluded the security price depression was temporary.

Other than temporary impairments for certain asset-backed securities and commercial mortgage-backed securities are recognized if the fair value of the security is less than its carrying amount and there has been a decrease in the present value of the expected cash flows since the last revised estimate. There were no asset-backed securities included in the tables above for which management's best estimate of future cash flows adversely changed during the quarter ended March 31, 2003. For a detailed discussion of the other than temporary impairment criteria for asset backed securities, see "Valuation of Investments and Derivative Instruments" included in the Critical Accounting Estimates section of MD&A and in Note 2(g) of Notes to Consolidated Financial Statements both included in the Company's 2002 Form 10-K Annual Report.

As of March 31, 2003, one asset-backed security had an unrealized loss of $20. The security is backed by sub-prime credit card receivables. See the overview of the sub-prime credit card receivable market under the Fixed Maturities by Type table in this section of the MD&A. The security issuer has had poor underwriting and servicing results, which has contributed to a higher collateral loss rate than expected. Management's best estimate of future cash flows based upon historical payment and default rates and future interest rate assumptions indicate that the Company will receive all interest and principal amounts.

The BIG and equity securities that were in an unrealized loss position for longer than six months as of March 31, 2003 primarily consisted of asset-backed securities backed by credit card receivables and corporate securities in the utilities, technology and communications, and financial services sectors. The asset-backed securities along with corporate securities in the utilities, technology and communications, and financial services sectors, and diversified equity securities including mutual funds comprised 42%, 15%, 8%, 8% and 9%, respectively, of the BIG and equity securities that were in an unrealized loss position for greater than six months at March 31, 2003. The total unrealized loss position of BIG and equity securities of $(118) consisted of $(98) in general account losses and $(20) in guaranteed separate account losses.

                   UNREALIZED LOSS AGING AT DECEMBER 31, 2002

                                                          TOTAL SECURITIES                    BIG AND EQUITY SECURITIES
                                                ------------------------------------    -------------------------------------
                                                AMORTIZED                 UNREALIZED    AMORTIZED                  UNREALIZED
                                                  COST      FAIR VALUE      LOSS          COST       FAIR VALUE       LOSS
-----------------------------------------------------------------------------------------------------------------------------
Three months or less                            $   1,382   $    1,316     $   (66)     $     131     $    104      $   (27)
Greater than three months to six months             1,211        1,158         (53)           188          165          (23)
Greater than six months to nine months                519          465         (54)           160          134          (26)
Greater than nine months to twelve months           1,247        1,181         (66)           299          264          (35)
Greater than twelve months                          1,873        1,693        (180)           354          299          (55)
----------------------------------------------------------------------------------------------------------------------------
   TOTAL                                        $   6,232   $    5,813     $  (419)     $   1,132     $    966         (166)
============================================================================================================================

The total securities that were in an unrealized loss position for longer than six months as of December 31, 2002 primarily consisted of corporate and asset-backed securities. The significant corporate security industry sectors of financial services, utilities, technology and communications and transportation comprised of 20%, 13%, 14% and 3%, respectively, of the greater than six months unrealized loss amount. Asset-backed securities comprised 34% of the greater than six month unrealized loss amount and included securities backed by corporate debt, aircraft lease receivables and credit card receivables. At December 31, 2002, the Company held no securities of a single issuer that were at an unrealized loss in excess of 4% of total unrealized losses. The total unrealized loss position of $(419) consisted of $(297) in general account losses and $(122) in guaranteed separate account losses.

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

As part of the Company's ongoing monitoring process by a committee of investment and accounting professionals, the Company has reviewed these securities and concluded that there were no additional other than temporary impairments as of March 31, 2003 and December 31, 2002. Due to the issuers' continued satisfaction of the securities' obligations in accordance with their contractual terms and their continued expectation to do so, as well as the evaluation of the fundamentals of the issuers' financial condition, the Company believes that the prices of the securities in the sectors identified above, were temporarily depressed primarily as a result of a market dislocation and generally poor cyclical economic conditions and sentiment. See "Valuation of Investments and Derivative Instruments" included in the Critical Accounting Estimates section of MD&A and in Note 2(g) of Notes to Consolidated Financial Statements both included in the Company's 2002 Form 10-K Annual Report.

The evaluation for other than temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. The risks and uncertainties include changes in general economic conditions, the issuer's financial condition or near term recovery prospects and the effects of changes in interest rates. In addition, for securitized financial assets with contractual cash flows (e.g. asset-backed securities), projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral.

EQUITY RISK

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

In addition, prolonged declines in the equity market may also decrease the Company's expectations of future gross profits, which are utilized to determine the amount of DAC to be amortized in a given financial statement period. A significant decrease in the Company's estimated gross profits would require the Company to accelerate the amount of DAC amortization in a given period, potentially causing a material adverse deviation in that period's net income. Although an acceleration of DAC amortization would have a negative impact on the Company's earnings, it would not affect the Company's cash flow or liquidity position.

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

The Company's total gross exposure (i.e. before reinsurance) to these guaranteed death benefits as of March 31, 2003 is $23.6 billion. Due to the fact that 81% of this amount is reinsured, the Company's net exposure is $4.4 billion. This amount is often referred to as the net amount at risk. However, the Company will only incur these guaranteed death benefit payments in the future if the policyholder has an in-the-money guaranteed death benefit at their time of death. In order to analyze the total costs that the Company may incur in the future related to these guaranteed death benefits, the Company performed an actuarial present value analysis. This analysis included developing a model utilizing 250 stochastically generated investment performance scenarios and best estimate assumptions related to mortality and lapse rates. A range of projected costs was developed and discounted back to the statement date utilizing the Company's cost of capital, which for this purpose was assumed to be 9.25%. Based on this analysis, the Company estimated that the present value of the retained death benefit costs to be incurred in the future fell within a range of $108 to $396. This range was calculated utilizing a 95% confidence interval. The median of the 250 stochastically generated scenarios was $191.

In addition, Hartford Life Insurance Company issues certain variable annuity products that contain a guaranteed minimum withdrawal benefit ("GMWB"). The GMWB gives the policyholder the right to make periodic surrenders that total an amount equal to the policyholders' premium payments. This guarantee will remain in effect if periodic surrenders do not exceed an amount equal to 7% of premium payments each contract year. If the policyholder chooses to surrender an amount equal to more than 7% in a contract year, then the guarantee may be reduced to an amount less than premium payments. The value of the GMWB obligations are calculated based on actuarial assumptions related to the projected benefits and related contract charges over the lives of the contracts. Because of the dynamic and complex nature of these cash flows, stochastic techniques under a variety of market return scenarios and other best estimate actuarial assumptions are used. This model involves numerous estimates and subjective judgements including those regarding expected market rates of return and volatility. Declines in the equity market may increase the Company's exposure (prior to reinsurance) to benefits under these contracts. The Company has entered into a reinsurance arrangement to offset its exposure to the GMWB and currently reinsures 100% of these benefits.

MARKET RISK

Hartford Life Insurance Company has material exposure to both interest rate and equity market risk. The Company analyzes interest rate risk using various models including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivative instruments. There have been no material changes in market risk exposures from December 31, 2002.

DERIVATIVE INSTRUMENTS

The Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards and exchange traded futures and options, in compliance with Company policy and regulatory requirements in order to achieve one of four Company approved objectives: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; to control transaction costs; or to enter into income enhancement and replication transactions. The Company does not make a market or trade derivatives for the express purpose of earning short term trading profits. (For further discussion on The Company's use of derivative instruments, refer to Note 4 of Notes to Condensed Consolidated Financial Statements.)

REGULATORY INITIATIVES AND CONTINGENCIES

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

ACCOUNTING STANDARDS

For a discussion of accounting standards, see Note 2 of Notes to Condensed Consolidated Financial Statements.

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

Hartford Life Insurance Company and ICMG have appealed the judgment on the trade secret and breach of contract claims. Bancorp has cross-appealed the pretrial dismissal of its patent infringement claim. The Company's management, based on the advice of its legal counsel, believes that there is a substantial likelihood that the judgment will not survive at its current amount. Based on the advice of legal counsel regarding the potential outcomes of this litigation, the Company recorded an $11 after-tax charge in the first quarter of 2002 to increase litigation reserves. Should Hartford Life Insurance Company and ICMG not succeed in eliminating or reducing the judgment, a significant additional expense would be recorded in the future.

On March 16, 2003, a final decision and award was issued in the previously disclosed arbitration between subsidiaries of the Company and one of their primary reinsurers relating to policies with death benefits written from 1994 to 1999. The arbitration involved alleged breaches under the reinsurance treaties. Under the terms of the final decision and award, the reinsurer's reinsurance obligations to the Company's subsidiaries were unchanged and not limited or reduced in any manner. The award was confirmed by the Connecticut Superior Court on May 5, 2003.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - See Exhibit Index.

(b) Reports on Form 8-K:

    During the quarterly period ended March 31, 2003, the Company filed the following Current Reports on Form 8-K:

    Dated March 17, 2003, Other Events, to report a final decision and award in the previously disclosed arbitration between subsidiaries of the Company and one of their primary reinsurers relating to policies with death benefit guarantees written from 1994 to 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     HARTFORD LIFE INSURANCE COMPANY

                                    /s/ Ernest M. McNeill Jr.
                                    --------------------------------------------
                                    Ernest M. McNeill Jr.
                                    Vice President and Chief Accounting Officer

May 13, 2003

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

Date:  May 13, 2003

By : /s/ Thomas M. Marra
     ------------------------------------------
     Thomas M. Marra
     President, Chief Executive Officer and Chairman

I, David A. Carlson, certify that:

         1. I have reviewed this quarterly report on Form 10-K of Hartford Life Insurance Company;

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

Date: May 13, 2003

By :  /s/ David A. Carlson
      -------------------------------------------------
      David A. Carlson
      Senior Vice President and Chief Financial Officer

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003
                                    FORM 10-Q
                                 EXHIBITS INDEX

EXHIBIT #

   99.01 Certificate of Thomas M. Marra pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   99.02 Certificate of David A. Carlson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.