Form 10-Q
period 2003-09-30
HARTFORD LIFE INSURANCE CO
filed 2003-11-05
CIK 45947

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

For the quarterly period ended September 30, 2003

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

         Yes [ ] No [X]

As of October 31, 2003 there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant.

The registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

================================================================================

                                      INDEX

                                                                                  PAGE
                                                                                  ----
Independent Accountants' Review Report                                              3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Income - Third Quarter and Nine Months
Ended September 30, 2003 and 2002                                                   4

Condensed Consolidated Balance Sheets - September 30, 2003
and December 31, 2002                                                               5

Condensed Consolidated Statements of Changes in
Stockholder's Equity - Nine Months Ended September 30, 2003 and 2002                6

Condensed Consolidated Statements of Cash Flows - Nine Months Ended
September 30, 2003 and 2002                                                         7

Notes to Condensed Consolidated Financial Statements                                8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                                17

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                 31

ITEM 4. CONTROLS AND PROCEDURES                                                    31

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                          31

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                           32

Signature                                                                          33

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Stockholder
Hartford Life Insurance Company
Hartford, Connecticut

We have reviewed the accompanying condensed consolidated balance sheet of Hartford Life Insurance Company and subsidiaries (the "Company") as of September 30, 2003, and the related condensed consolidated statements of income for the third quarters and nine-month periods ended September 30, 2003 and 2002, and changes in stockholder's equity, and cash flows for the nine-month periods ended September 30, 2003 and 2002. These interim financial statements are the responsibility of the Company's management.

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

DELOITTE & TOUCHE LLP
Hartford, Connecticut
November 3, 2003

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                   THIRD QUARTER                   NINE MONTHS
                                                                       ENDED                          ENDED
                                                                   SEPTEMBER 30,                   SEPTEMBER 30,
(In millions) (Unaudited)                                       2003            2002           2003            2002
--------------------------------------------------------------------------------------------------------------------
REVENUES
Fee income                                                   $   556            $509          $1,572          $1,576
Earned premiums and other                                        448             139             763             443
Net investment income                                            453             396           1,336           1,156
Net realized capital gains (losses)                               (8)            (92)            (18)           (230)
--------------------------------------------------------------------------------------------------------------------
      TOTAL REVENUES                                           1,449             952           3,653           2,945
      --------------------------------------------------------------------------------------------------------------

BENEFITS, CLAIMS AND EXPENSES
Benefits and claims                                              895             572           2,110           1,697
Insurance expenses and other                                     145             156             460             490
Amortization of deferred policy acquisition costs and
  present value of future profits                                173             138             461             415
Dividends to policyholders                                        16               7              56              29
--------------------------------------------------------------------------------------------------------------------
       TOTAL BENEFITS, CLAIMS AND EXPENSES                     1,229             873           3,087           2,631
       -------------------------------------------------------------------------------------------------------------

       INCOME BEFORE INCOME TAX EXPENSE                          220              79             566             314
Income tax expense (benefit)                                      53             (67)            110             (21)
--------------------------------------------------------------------------------------------------------------------

       NET INCOME                                            $   167            $146          $  456          $  335
       -------------------------------------------------------------------------------------------------------------

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                             SEPTEMBER 30,     DECEMBER 31,
(In millions, except for share data)                                                              2003             2002
---------------------------------------------------------------------------------------------------------------------------
                                                                                             (Unaudited)
ASSETS
 Investments
 Fixed maturities, available for sale, at fair value (amortized cost of
      $28,658 and $23,675)                                                                    $  30,314         $  24,786
 Equity securities, available for sale, at fair value (cost of $73 and $137)                         77               120
 Policy loans, at outstanding balance                                                             2,492             2,895
 Other investments                                                                                  677               918
-------------------------------------------------------------------------------------------------------------------------
         Total investments                                                                       33,560            28,719
 Cash                                                                                                86                79
 Premiums receivable and agents' balances                                                            20                15
 Reinsurance recoverables                                                                         1,402             1,477
 Deferred policy acquisition costs and present value of future profits                            5,849             5,479
 Deferred income taxes                                                                             (471)             (243)
 Goodwill                                                                                           186               186
 Other assets                                                                                       830             1,073
 Separate account assets                                                                        120,246           105,316
-------------------------------------------------------------------------------------------------------------------------
        TOTAL ASSETS                                                                          $ 161,708         $ 142,101
        =================================================================================================================

LIABILITIES
 Reserve for future policy benefits                                                           $   6,427         $   5,724
 Other policyholder funds                                                                        25,282            23,037
 Other liabilities                                                                                3,180             2,207
 Separate account liabilities                                                                   120,246           105,316
-------------------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES                                                                       155,135           136,284
        =================================================================================================================

STOCKHOLDER'S EQUITY
 Common Stock - 1,000 shares authorized, issued and outstanding;
      par value $5,690                                                                                6                 6
 Capital surplus                                                                                  2,240             2,041
 Accumulated other comprehensive income
     Net unrealized capital gains on securities, net of tax                                         775               574
     Foreign currency translation adjustments                                                        (1)               (1)
Total accumulated other comprehensive income                                                        774               573
 Retained earnings                                                                                3,553             3,197
-------------------------------------------------------------------------------------------------------------------------
        TOTAL STOCKHOLDER'S EQUITY                                                                6,573             5,817
        =================================================================================================================
             TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                       $ 161,708         $ 142,101
             ============================================================================================================

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2003

                                                                     ACCUMULATED OTHER
                                                                    COMPREHENSIVE INCOME
                                                         -------------------------------------------
                                                         NET UNREALIZED    NET GAINS ON
                                                            CAPITAL         CASH FLOW      FOREIGN
                                                           GAINS ON          HEDGING       CURRENCY                 TOTAL
                                       COMMON   CAPITAL  SECURITIES, NET   INSTRUMENTS,  TRANSLATION  RETAINED   STOCKHOLDER'S
   (In millions) (Unaudited)            STOCK   SURPLUS      OF TAX         NET OF TAX   ADJUSTMENTS  EARNINGS      EQUITY
------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002              $  6    $ 2,041     $   463          $  111        $  (1)     $  3,197     $  5,817
Comprehensive income
Net income                                                                                                 456          456
                                                                                                                   --------
Other comprehensive income, net of
 tax (1)
  Unrealized gain on securities (2)                             268                                                     268
  Net loss on cash flow hedging
        Instruments                                                             (67)                                    (67)
  Cumulative translation adjustments                                                                                     --
                                                                                                                   --------
Total other comprehensive income                                                                                        201
                                                                                                                   --------
    Total comprehensive income                                                                                          657
                                                                                                                   --------
Capital contribution                                199                                                                 199
Dividends declared                                                                                        (100)        (100)
===========================================================================================================================
    BALANCE, SEPTEMBER 30, 2003         $  6    $ 2,240     $   731          $   44        $  (1)     $  3,553     $  6,573
===========================================================================================================================

NINE MONTHS ENDED SEPTEMBER 30, 2002

                                                                     ACCUMULATED OTHER
                                                                    COMPREHENSIVE INCOME
                                                         -------------------------------------------
                                                         NET UNREALIZED    NET GAINS ON
                                                            CAPITAL         CASH FLOW      FOREIGN
                                                           GAINS ON          HEDGING       CURRENCY                 TOTAL
                                       COMMON   CAPITAL  SECURITIES, NET   INSTRUMENTS,  TRANSLATION  RETAINED   STOCKHOLDER'S
   (In millions) (Unaudited)            STOCK   SURPLUS      OF TAX         NET OF TAX   ADJUSTMENTS  EARNINGS      EQUITY
------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001              $  6    $ 1,806     $   114          $   63        $  (2)     $  2,771     $  4,758
Comprehensive income
Net income                                                                                                 335          335
                                                                                                                   --------
Other comprehensive income, net of
 tax (1)
  Unrealized gain on securities (2)                             436                                                     436
  Net gain on cash flow hedging
        Instruments                                                              66                                      66
  Cumulative translation adjustments                                                           2                          2
                                                                                                                   --------
Total other comprehensive income                                                                                        504
                                                                                                                   --------
    Total comprehensive income                                                                                          839
===========================================================================================================================
    BALANCE, SEPTEMBER 30, 2002         $  6    $ 1,806     $   550          $  129        $   -      $  3,106     $  5,597
===========================================================================================================================

(1) Unrealized gain on securities is reflected net of tax provision of $144 and $235 for the nine months ended September 30, 2003 and 2002, respectively. Net (loss) gain on cash flow hedging instruments is net of tax (benefit) provision of $(36) and $36 for the nine months ended September 30, 2003 and 2002. There is no tax effect on cumulative translation adjustments.

(2) There were reclassification adjustments for after-tax losses in the amount of $(3) and $(148) realized in net income for the nine months ended September 30, 2003 and 2002, respectively.

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                       NINE MONTHS ENDED
                                                                                                          SEPTEMBER 30,
                                                                                                 -----------------------------
(In millions) (Unaudited)                                                                            2003             2002
------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income                                                                                    $        456     $        335
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
   Net realized capital losses                                                                             18              230
   Amortization of deferred policy acquisition costs and present value of future profits                  461              415
   Additions to deferred policy acquisition costs and present value of future profits                    (954)            (705)
   Depreciation and amortization                                                                           92                4
   Increase in premiums receivable and agents' balances                                                    (5)              (6)
   Increase (decrease) in other liabilities                                                               185             (124)
   Increase in receivables                                                                                (41)             (22)
   Decrease in accrued liabilities and payables                                                           (42)             (30)
   (Decrease) increase in accrued tax                                                                     (66)             134
   Increase in deferred income tax                                                                         39               36
   Increase in future policy benefits                                                                     703              393
   Increase in reinsurance recoverables                                                                   (41)             (72)
   Other, net                                                                                              80                4
------------------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                                           885              592
------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
   Purchases of investments                                                                            (9,455)          (9,257)
   Sales of investments                                                                                 3,609            4,230
   Maturities and principal paydowns of fixed maturity investments                                      2,461            1,487
   Other                                                                                                   48                1
------------------------------------------------------------------------------------------------------------------------------
      NET CASH USED FOR INVESTING ACTIVITIES                                                           (3,337)          (3,539)
------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Capital Contributions                                                                                  199                -
   Dividends Paid                                                                                        (100)               -
   Net receipts from investment and universal life-type contracts                                       2,360            2,949
------------------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                                         2,459            2,949
------------------------------------------------------------------------------------------------------------------------------
   Net increase in cash                                                                                     7                2
   Impact of foreign exchange                                                                               -                1
------------------------------------------------------------------------------------------------------------------------------
   Cash - beginning of period                                                                              79               87
------------------------------------------------------------------------------------------------------------------------------
      CASH - END OF PERIOD                                                                       $         86     $         90
==============================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
NET CASH PAID DURING THE PERIOD FOR
Income taxes                                                                                     $         36     $          2

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

The accompanying condensed consolidated financial statements as of September 30, 2003, and for the third quarter and nine-month periods ended September 30, 2003 and 2002 are unaudited. These condensed consolidated financial statements reflect all adjustments (consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods. These financial statements and condensed notes should be read in conjunction with the consolidated financial statements and notes thereto included in Hartford Life Insurance Company's 2002 Form 10-K Annual Report. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

(b) RECLASSIFICATIONS

Certain reclassifications have been made to prior year financial information to conform to the current period classifications.

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

The provisions of this statement that relate to SFAS No. 133 DIG issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, the guidance in SFAS No. 149 related to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's financial condition or results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46") which requires an enterprise to assess whether consolidation of an entity is appropriate based upon its interests in a variable interest entity ("VIE"). A VIE is an entity in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The initial determination of whether an entity is a VIE shall be made on the date at which an enterprise becomes involved with the entity. An enterprise shall consolidate a VIE if it has a variable interest that will absorb a majority of the VIEs expected losses if they occur, receive a majority of the entity's expected residual returns if they occur or both. FIN 46 is effective immediately for new VIEs established or purchased subsequent to January 31, 2003. For VIEs established or purchased subsequent to January 31, 2003, the adoption of FIN 46 did not have a material impact on the Company's consolidated financial condition or results of operations as there were no material VIEs identified which required consolidation.

For VIEs entered into prior to February 1, 2003, FIN 46 was originally effective for interim periods beginning after June 15, 2003. In October 2003, the FASB deferred this effective date until interim or annual periods ending after December 15, 2003. Early adoption is permitted. The Company has elected to defer the adoption of FIN 46 for VIEs created before February 1, 2003 until the fourth quarter of 2003. The adoption of FIN 46 for these VIEs is not expected to have a material impact on the Company's financial condition or results of operations. FIN 46 further requires the disclosure of certain information related to VIEs in which the Company holds a significant variable interest. As of September 30, 2003, the Company did not own any such interests that required disclosure.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45" or "the Interpretation"). FIN 45 requires certain guarantees to be recorded at fair value and also requires a guarantor to make new disclosures, even when the likelihood of making payments under the guarantee is remote. In general, the Interpretation applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying instrument or indices (e.g., security prices, interest rates, or currency rates) that are related to an asset, liability or an equity security of the guaranteed party. The recognition provisions of FIN 45 are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. For further discussion, see Note 2(h), "Other Investment and Risk Management Activities-Specific Strategies", of Notes to Consolidated Financial Statements included in Hartford Life's 2002 Form 10-K Annual Report. Adoption of this statement did not have a material impact on the Company's consolidated financial condition or results of operations.

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

(f) FUTURE ADOPTION OF NEW ACCOUNTING STANDARDS

In July 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued a final Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (the "SOP"). The SOP addresses a wide variety of topics, some of which may have a significant impact on the Company. The major provisions of the SOP require:

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

The SOP is effective for financial statements for fiscal years beginning after December 15, 2003. At the date of initial application of this SOP, the Company will have to make various determinations, such as qualification for separate account treatment, classification of securities in separate account arrangements not meeting the criteria of the SOP, significance of mortality and morbidity risk, adjustments to contract holder liabilities, and adjustments to estimated gross profits, all of which may have a significant effect on the Company's financial condition and results of operations.

Based on management's preliminary review of the SOP and market conditions as of September 30, 2003, the requirement for recording a liability for variable annuity products with a guaranteed minimum death benefit feature will have an impact on the Company's results of operations. The determination of this liability is based on models that involve numerous estimates and subjective judgments, including those regarding expected market rates of return and volatility, contract surrender rates and mortality experience. The unrecorded GMDB liabilities, net of anticipated reinsurance recoverables of approximately $270, are estimated to be between $50 and $60 at September 30, 2003. Net of estimated DAC and income tax effects, the cumulative effect of establishing the required GMDB reserves as of September 30, 2003 would result in an estimated reduction of net income of between $25 and $35. The ultimate actual impact on the Company's financial statements will differ from management's current estimates and will depend in part on market conditions and other factors at the date of adoption.

Through September 30, 2003, the Company has not recorded a liability for the risks associated with GMDB offered on the Company's variable annuity business, but has consistently recorded the related expenses in the period the benefits are paid to contractholders. Net of reinsurance, the Company paid $12 and $43 for the third quarter and nine months ended September 30, 2003, respectively, and $17 and $33 for the third quarter and nine months ended September 30, 2002, respectively, in GMDB benefits to contractholders. Downturns in the equity markets could increase these payments. At September 30, 2003, the Company held $68.8 billion of variable annuities in its separate accounts. The Company estimates its net amount at risk relating to these variable annuities (the amount by which current account values of its variable annuity contracts are not sufficient to meet its GMDB commitments) at $16.2 billion. However, at September 30, 2003, approximately 77% of the Company's net amount at risk was covered by reinsurance, resulting in a retained net amount at risk of $3.7 billion.

In addition to the foregoing impact of the SOP, liabilities for certain of the Company's fixed annuity products (primarily the Company's compound rate contract ("CRC")), of approximately $11 billion, which are currently recorded at fair value as guaranteed separate account liabilities will be revalued at current account value in the general account. The related guaranteed separate account assets supporting CRC will also be reclassified to the general account as available for sale securities and will continue to be recorded at fair value with subsequent changes in fair value, net of amortization of deferred acquisition costs and income taxes, recorded in other comprehensive income. Upon adoption of the SOP, the Company will record a cumulative effect adjustment to earnings equal to the revaluation of the liabilities from fair value to book value plus adjustment to record unrealized gains (losses) on the invested assets, previously recorded as a component of net income, as other comprehensive income. The cumulative adjustment to earnings as well as the adjustment to other comprehensive income will be recorded net of amortization of deferred acquisition costs and income taxes. As of September 30, 2003, the Company is still in the process of evaluating the impact of these changes on its consolidated financial condition and results of operations. However, it is expected that the impact to stockholder's equity (accumulated other comprehensive income) will be positive and significant. Moreover, the interest rate environment at the date of the adoption of the SOP will have a significant impact on the cumulative effect change in earnings and other comprehensive income.

The Company does not expect the impact of adopting the remaining provisions of the SOP to be significant.

In April 2003, the FASB issued guidance in Statement 133 Implementation Issue No. B36, "Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor of Those

Instruments", ("DIG B36") that addresses the instances in which bifurcation of an instrument into a debt host contract and an embedded credit derivative is required. The effective date of DIG B36 is October 1, 2003. DIG B36 indicates that bifurcation is necessary in a modified coinsurance arrangement when the yield on the receivable and payable is based on a specified proportion of the ceding company's return on either its general account assets or a specified block of those assets, rather than the overall creditworthiness of the ceding company. The Company believes that the majority of its modified coinsurance and funds withheld agreements are not impacted by DIG B36 as they were entered into prior to the Company's "grandfather" date for embedded derivatives, without substantive modifications, or the "modco" payable or receivable is recorded in the separate account, and is already recorded at fair value with changes in fair value recorded in net income. The Company has determined that one of its modified coinsurance does contain an embedded derivative. The Company believes the embedded derivative is akin to a total return swap and is in the process of determining the fair value for the swap.

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

(g) STOCK-BASED COMPENSATION

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure an Amendment to FASB No. 123", which provides three optional transition methods for entities that decide to voluntarily adopt the fair value recognition principles of SFAS No. 123, "Accounting for Stock Issued to Employees", and modifies the disclosure requirements of SFAS No. 123. In January 2003, The Hartford adopted the fair value recognition provisions of accounting for employee stock compensation and used the prospective transition method. Under the prospective method, stock-based compensation expense is recognized for awards granted or modified after the beginning of the fiscal year in which the change is made. The Hartford will expense all stock-based compensation awards granted after January 1, 2003. The allocated expense to the Company from The Hartford associated with these awards for the third quarter ending September 30, 2003, was immaterial.

All stock-based compensation awards granted or modified prior to January 1, 2003, will continue to be valued using the intrinsic value-based provisions set forth in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock-Issued to Employees". Under the intrinsic value method, compensation expense is determined on the measurement date, which is the first date on which both the number of shares the employee is entitled to receive and the exercise price are known. Compensation expense, if any, is measured based on the award's intrinsic value, which is the excess of the market price of the stock over the exercise price on the measurement date. The expense, including non-option plans, related to stock-based employee compensation included in the determination of net income for the third quarter and nine months ended September 30, 2003 is less than that which would have been recognized if the fair value method had been applied to all awards granted since the effective date of SFAS No. 123. (For further discussion of the Company's stock compensation plans, see Note 11 of Notes to Consolidated Financial Statements included in The Hartford's 2002 Form 10-K Annual Report.)

3. GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", and accordingly ceased all amortization of goodwill. The carrying amount of goodwill is $186 as of September 30, 2003 and December 31, 2002.

The following table shows the Company's acquired intangible assets that continue to be subject to amortization and aggregate amortization expense. Except for goodwill, the Company has no intangible assets with indefinite useful lives.

                                                                                   AS OF SEPTEMBER 30, 2003
                                                                                  ---------------------------
                                                                                    GROSS        ACCUMULATED
                                                                                   CARRYING          NET
AMORTIZED INTANGIBLE ASSETS                                                         AMOUNT      AMORTIZATION
------------------------------------------------------------------------------------------------------------
Present value of future profits                                                   $      501     $      104
-----------------------------------------------------------------------------------------------------------
TOTAL                                                                             $      501     $      104
===========================================================================================================

Net amortization expense for the third quarter and nine months ended September 30, 2003 was $10 and $27, respectively. Net amortization expense for the third quarter and nine months ended September 30, 2002 was $13 and $32, respectively.

Estimated future net amortization expense for the succeeding five years is as follows:

FOR THE YEAR ENDING DECEMBER 31,
--------------------------------
2003                     $    35
2004                     $    35
2005                     $    31
2006                     $    28
2007                     $    26
--------------------------------

4. INVESTMENTS AND DERIVATIVE INSTRUMENTS

(a)  SECURITIES LENDING

The Company participates in a securities lending program, to generate additional income, whereby certain domestic fixed income securities are loaned for a short period of time from the Company's portfolio to qualifying third parties, via a lending agent. Borrowers of these securities provide collateral of 102% of the market value of the loaned securities. Acceptable collateral may be in the form of cash or U.S. Government securities. The market value of the loaned securities is monitored and additional collateral is obtained if the market value of the collateral falls below 100% of the market value of the loaned securities. Under the terms of the securities lending program, the lending agent indemnifies the Company against borrower defaults. As of September 30, 2003, the fair value of the loaned securities was approximately $797 and was included in fixed maturities. The cash collateral received as of September 30, 2003 of approximately $805 was invested in short-term securities and was also included in fixed maturities, with a corresponding liability for the obligation to return the collateral recorded in other liabilities. The Company retains a portion of the income earned from the cash collateral or receives a fee from the borrower. The Company recorded before-tax income from securities lending transactions, net of lending fees, that was immaterial for the third quarter and nine months ended September 30, 2003, which was included in net investment income.

(b) DERIVATIVE INSTRUMENTS

The Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards, futures and options, for one of four Company-approved objectives: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; to control transaction costs; or to enter into income enhancement and replication transactions.

All of the Company's derivative transactions are permitted uses of derivatives under the derivatives use plan filed with and/or approved by, as applicable, by the State of Connecticut and State of New York insurance departments. The Company does not make a market or trade in these instruments for the express purpose of earning short-term trading profits.

For a detailed discussion of the Company's use of derivative instruments, see
Note 1(h) of Notes to Consolidated Financial Statements included in The Hartford Life Insurance Company's 2002 Form 10-K Annual Report.

As of September 30, 2003 and December 31, 2002, the Company carried $152 and $179, respectively, of derivative assets in other investments and $126 and $78, respectively, of derivative liabilities in other liabilities. In addition, the Company recognized embedded derivative (assets) liabilities related to guaranteed minimum withdrawal benefits ("GMWB") on certain of its variable annuity contracts of $(39) and $48 at September 30, 2003 and December 31, 2002, respectively, in other policyholder funds. The Company has entered into offsetting reinsurance arrangements, which are recognized as derivatives. One of these reinsurance arrangements is with a related party. See Note 6 "Related Party Transactions" for information on this arrangement. The fair value of this derivative (liability) asset, at September 30, 2003 and December 31, 2002 was $(39) and $48, respectively, and was included in reinsurance recoverables. See "Product Derivatives and Risk Management" section below for a discussion concerning the Company's risk management strategies for the unreinsured GMWB business.

Cash-Flow Hedges

For the third quarter and nine months ended September 30, 2003, and 2002 the Company's gross gain and loss representing the total ineffectiveness of all cash-flow hedges was immaterial.

Gains and losses on derivative contracts that are reclassified from accumulated other comprehensive income ("AOCI") to current period earnings are included in the line item in the statement of income in which the hedged item is recorded. As of September 30, 2003 and 2002, the after-tax deferred net gains on derivative instruments accumulated in AOCI that are expected to be reclassified to earnings during the next twelve months were $8 and $5, respectively. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains and losses as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is twenty-four months. As of September 30, 2003 and December 31, 2002, the Company held derivative notional value related to strategies categorized as cash-flow hedges of $2.5 billion and $2.9 billion, respectively. For the third quarter and nine months ended September 30, 2003 and 2002, the net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges were immaterial.

Fair-Value Hedges

For the third quarter and nine months ended September 30, 2003 and 2002, the Company's gross gains and losses representing the total ineffectiveness of all fair-value hedges were immaterial, with the net impact reported as net realized capital gains and losses. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness. As of September 30, 2003 and December 31, 2002, the Company held $193 and $159, respectively, in derivative notional value related to strategies categorized as fair-value hedges.

Other Investment and Risk Management Activities

General

The Company's other investment and risk management activities primarily relate to strategies used to reduce economic risk or enhance income, and do not receive hedge accounting treatment. Swap agreements, interest rate cap and floor agreements and option contracts are used to reduce economic risk. Income enhancement and replication transactions include the use of written covered call options, which offset embedded equity call options, total return swaps and synthetic replication of cash market instruments. The change in the value of all derivatives held for other investment and risk management purposes is reported in current period earnings as net realized capital gains and losses. As of September 30, 2003 and December 31, 2002, the Company held $4.5 billion and $3.4 billion, respectively, in derivative notional value related to strategies categorized as Other Investment and Risk Management Activities, excluding Product Derivatives and Risk Management Activities.

Product Derivatives and Risk Management

The Company offers certain variable annuity products with a GMWB rider. The GMWB provides the policyholder with a guaranteed remaining balance ("GRB") if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. However, annual withdrawals that exceed 7% of the premiums paid may reduce the GRB by an amount greater than the withdrawals and may also impact the guaranteed annual withdrawal amount that subsequently applies after the excess annual withdrawals occur. The policyholder also has the option, after a specified time period, to reset the GRB to the then-current account value, if greater. The GMWB represents an embedded derivative in the variable annuity contract that is required to be reported separately from the host variable annuity contract. It is carried at fair value and reported in other policyholder funds. The fair value of the GMWB obligations is calculated based on actuarial assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. Because of the dynamic and complex nature of these cash flows, stochastic techniques under a variety of market return scenarios and other best estimate assumptions are used. Estimating these cash flows involves numerous estimates and subjective judgments including those regarding expected market rates of return, market volatility, correlations of market returns and discount rates. In valuing the embedded derivative, the Company attributes a portion of the fees collected from the policyholder equal to the present value of future GMWB claims (the "Attributed Fees"). All changes in the fair value of the embedded derivative are recorded in net realized capital gains and losses. The excess of fees collected from the policyholder for the GMWB over the Attributed Fees are recorded in fee income.

For all contracts in effect through July 6, 2003, the Company entered into a third party reinsurance arrangement to offset its exposure to the GMWB for the lives of those contracts. This arrangement is recognized as a derivative and carried at fair value in reinsurance recoverables. Changes in the fair value of both the derivative assets and liabilities related to this reinsured GMWB are recorded in net realized capital gains and losses. As of July 6, 2003, the Company exhausted all but a small portion of the reinsurance capacity under this current arrangement, as it relates to new business, and will be ceding only a very small number of new contracts subsequent to July 6, 2003. Substantially all new contracts with the GMWB are covered by a reinsurance arrangement with a related party. See Note 6 "Related Party Transactions" for information on this arrangement.

For further discussion of the Company's other investment and risk management activities, see "Other Investments and Risk Management Activities" in Note 2(h) of Notes of Consolidated Financial Statements included in the Company's 2002 Form 10-K Annual Report.

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

In the third quarter of 2003, Hartford Life Insurance Company and its affiliate International Corporate Marketing Group, LLC ("ICMG") settled their intellectual property dispute with Bancorp Services, LLC ("Bancorp"). The dispute concerned, among other things, Bancorp's claims for alleged patent infringement, breach of a confidentiality agreement, and misappropriation of trade secrets related to certain stable value corporate-owned life insurance ("COLI") products. The dispute was the subject of litigation in the United States District Court for the Eastern District of Missouri, in which Bancorp obtained in 2002 a judgment exceeding $134 against the Company and ICMG after a jury trial on the trade secret and breach of contract claims, and the Company and ICMG obtained summary judgment on the patent infringement claim. Based on the advice of legal counsel following entry of the judgment, the Company recorded an $11 after-tax charge in the first quarter of 2002 to increase litigation reserves. Both components of the judgment were appealed.

Under the terms of the settlement, the Company and ICMG will pay a minimum of $70 and a maximum of $80, depending on the outcome of the patent appeal, to resolve all disputes between the parties. The appeal from the trade secret and breach of contract judgment will be dismissed. The settlement resulted in the recording of a $9 after-tax benefit in the third quarter of 2003 to reflect the Company's portion of the settlement.

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

The tax provision recorded during the nine months ended September 30, 2003, reflects a benefit of $23, consisting primarily of a change in estimate of the dividends-received deduction ("DRD") tax benefit reported during 2002. The change in estimate was the result of actual 2002 investment performance on the related separate accounts being unexpectedly out of pattern with past performance, which had been the basis for the estimate. The total DRD benefit relating to the 2003 tax year recorded during the nine months ended September 30, 2003 was $65.

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

The Company's employees are included in The Hartford's non-contributory defined benefit pension benefit plans and the Company is allocated expense for these plans by The Hartford. On September 30, 2003, Hartford Life, Inc. assumed the Company's intercompany payable of $49 for the reimbursement of costs associated with the defined benefit pension plans. As a result, the Company reported $49 as a capital contribution during the quarter ended September 30, 2003 to reflect the extinguishment of the intercompany payable.

Effective July 7, 2003, the Company and its subsidiary, Hartford Life and Annuity Insurance Company ("HLAI") entered into an indemnity reinsurance arrangement with Hartford Life and Accident Company ("HLA"). Through this arrangement, both the Company and HLAI will automatically cede 100% of the GMWB's incurred on variable annuity contracts issued between July 7, 2003 and December 31, 2003 that were otherwise not reinsured. For the three months ended September 30, 2003, the Company and HLAI, in total, ceded an immaterial amount of premiums to HLA. As of September 30, 2003, HLIC and HLAI, combined, have recorded a reinsurance recoverable from HLA of $3.

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

8. REINSURANCE RECAPTURE

On June 30, 2003, the Company recaptured a block of business previously reinsured with an unaffiliated reinsurer. Under this treaty, Hartford Life reinsured a portion of the guaranteed minimum death benefit (GMDB) feature associated with certain of its annuity contracts. As consideration for recapturing the business and final settlement under the treaty, the Company has received assets valued at approximately $32 and one million warrants exercisable for the unaffiliated company's stock. This amount represents to the Company an advance collection of its future recoveries under the reinsurance agreement and will be recognized as future losses are incurred. Prospectively, as a result of the recapture, Hartford Life will be responsible for all of the remaining and ongoing risks associated with the GMDB's related to this block of business. The recapture increased the net amount at risk retained by the Company, which is included in the net amount at risk discussed in Note 2 (f).

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

THIRD QUARTER ENDED       Investment    Individual
SEPTEMBER 30, 2003         Products        Life         COLI           Other         Total
--------------------------------------------------------------------------------------------
Total revenues            $  1,068      $     227     $     117     $       37    $    1,449
Net income                     103             36            19              9           167
--------------------------------------------------------------------------------------------

THIRD QUARTER ENDED       Investment    Individual
SEPTEMBER 30, 2002         Products        Life         COLI           Other         Total
--------------------------------------------------------------------------------------------
Total revenues            $    667      $      216    $     145     $      (76)   $      952
Net income                      81              30           10             25           146
--------------------------------------------------------------------------------------------

NINE MONTHS ENDED         Investment    Individual
SEPTEMBER 30, 2003         Products        Life         COLI           Other         Total
--------------------------------------------------------------------------------------------
Total revenues            $  2,525      $      666    $     369     $       93    $    3,653
Net income                     301              99           36             20           456
--------------------------------------------------------------------------------------------

NINE MONTHS ENDED         Investment    Individual
SEPTEMBER 30, 2002         Products        Life         COLI           Other         Total
--------------------------------------------------------------------------------------------
Total revenues            $  2,017      $      644    $     450     $     (166)   $    2,945
Net income                     266              86           19            (36)          335
--------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in millions, unless otherwise stated)

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") addresses the financial condition of Hartford Life Insurance Company and its subsidiaries ("Hartford Life Insurance Company" or the "Company") as of September 30, 2003, compared with December 31, 2002, and its results of operations for the third quarter and nine months ended September 30, 2003 compared with the equivalent periods in 2002. This discussion should be read in conjunction with the MD&A included in the Company's 2002 Form 10-K Annual Report.

Certain of the statements contained herein are forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company's control and have been made based upon management's expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on Hartford Life will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of various factors. These factors include: the uncertain nature of damage theories and loss amounts and the development of additional facts related to the September 11 terrorist attack ("September 11"); the uncertain effect on the Company of the Jobs and Growth Tax Relief Reconciliation Act of 2003, in particular the reduction in tax rates on long-term capital gains and most dividend distributions; the response of reinsurance companies under reinsurance contracts, the impact of increasing reinsurance rates, and the availability and adequacy of reinsurance to protect the Company against losses; the ability to effectively mitigate the impact of equity market volatility on the Company's financial position and results of operations arising from obligations under annuity product guarantees; the possibility of more unfavorable loss experience than anticipated; the possibility of general economic and business conditions that are less favorable than anticipated; the effect of changes in interest rates, the stock markets or other financial markets; stronger than anticipated competitive activity; unfavorable legislative, regulatory or judicial developments; the Company's ability to distribute its products through distribution channels, both current and future; the uncertain effects of emerging claim and coverage issues; the effect of assessments and other surcharges for guaranty funds and second-injury funds and other mandatory pooling arrangements; a downgrade in the Company's claims-paying, financial strength or credit ratings; the ability of the Company's subsidiaries to pay dividends to the Company; and other factors described in such forward-looking statements.

Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

INDEX

Critical Accounting Estimates                                   17
Consolidated Results of Operations - Operating Summary          19
Investment Products                                             20
Individual Life                                                 21
Corporate Owned Life Insurance (COLI)                           22
Investments                                                     22
Capital Markets Risk Management                                 24
Accounting Standards                                            31

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

The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: valuation of investments and derivative instruments; deferred policy acquisition costs; reserves and accounting for contingencies. In developing these estimates management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements. There have been no significant changes to the Company's critical accounting estimates since December 31, 2002 other than deferred policy acquisition costs and valuation of derivatives as discussed below.

DEFERRED POLICY ACQUISITION COSTS

Policy acquisition costs, which include commissions and certain other expenses that vary with and are primarily associated with acquiring business, are deferred and amortized over the estimated lives of the contracts, usually 20 years. These deferred costs, together with the present value of future profits of acquired business, are recorded as an asset commonly referred to as deferred policy acquisition costs and present value of future profits ("DAC"). At September 30, 2003 and December 31, 2002, the carrying value of the Company's Life operations' DAC was $5.8 billion and $5.5 billion, respectively. For statutory accounting purposes, such costs are expensed as incurred.

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

The Company regularly evaluates its EGPs to determine if actual experience or other evidence suggests that earlier estimates should be revised. In the event that the Company were to revise its EGPs, the cumulative DAC amortization would be adjusted to reflect such revised EGPs in the period the revision was determined to be necessary. Several assumptions considered to be significant in the development of EGPs include separate account fund performance, surrender and lapse rates, estimated interest spread and estimated mortality. The separate account fund performance assumption is critical to the development of the EGPs related to the Company's variable annuity and variable life insurance businesses. The average annual long-term rate of assumed separate account fund performance (before mortality and expense charges) used in estimating gross profits for the variable annuity and variable life business was 9% for the nine months ended September 30, 2003 and September 30, 2002. For other products, including fixed annuities and other universal life-type contracts, the average assumed investment yield ranged from 5% to 8.5% for the periods ended September 30, 2003 and 2002.

Due to increased volatility and the decline experienced by the U.S. equity markets in recent periods, the Company continues to enhance its DAC evaluation process. The Company has developed sophisticated modeling capabilities, which allowed it to run a large number of stochastically determined scenarios of separate account fund performance. These scenarios were then utilized to calculate a statistically significant range of reasonable estimates of EGPs. This range was then compared to the present value of EGPs currently utilized in the DAC amortization model. As of September 30, 2003, the present value of the EGPs utilized in the DAC amortization model fall within a reasonable range of statistically calculated present value of EGPs. As a result, the Company does not believe there is sufficient evidence to suggest that a revision to the EGPs (and therefore, a revision to the DAC) as of September 30, 2003 is necessary; however, if in the future the EGPs utilized in the DAC amortization model were to exceed the margin of the reasonable range of statistically calculated EGPs, a revision could be necessary. Furthermore, the Company has estimated that the present value of the EGPs is likely to remain within a reasonable range if overall separate account returns decline by 10% or less for the remainder of 2003, and if overall separate account returns decline by 5% or less for the next twelve months, and if certain other assumptions that are implicit in the computations of the EGPs are achieved.

Additionally, the Company continues to perform analyses with respect to the potential impact of a revision to future EGPs. If such a revision to EGPs were deemed necessary, the Company would adjust, as appropriate, all of its assumptions for products accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments", and reproject its future EGPs based on current account values at the end of the quarter in which a revision is deemed to be necessary. To illustrate the effects of this process, assume the Company had concluded that a revision of the Company's EGPs was required at September 30, 2003. If the Company assumed a 9% average long-term rate of growth from September 30, 2003 forward along with other appropriate assumption changes in determining the revised EGPs, the Company estimates the cumulative increase to amortization would be approximately $95-$105, after-tax. If instead the Company were to assume a long-term growth rate of 8% in determining the revised EGPs, the adjustment would be approximately $115-$130, after-tax. Assuming that such an adjustment were to have been required, the Company anticipates that there would have been immaterial impacts on its DAC amortization for the 2003 and 2004 years exclusive of the adjustment, and that there would have been positive earnings effects in later years. Any such adjustment would not affect statutory income or surplus, due to the prescribed accounting for such amounts that is discussed above.

Aside from absolute levels and timing of market performance assumptions, additional factors that will influence this determination include the degree of volatility in separate account fund performance and shifts in asset allocation within the separate account made by policyholders. The overall return generated by the separate account is dependent on several factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds as well as equity sector weightings. The Company's overall separate account fund performance has been reasonably correlated to the overall performance of the S&P 500 Index (which closed at 996 on September 30, 2003), although no assurance can be provided that this correlation will continue in the future.

The overall recoverability of the DAC asset is dependent on the future profitability of the business. The Company tests the aggregate recoverability of the DAC asset by comparing the amounts deferred to the present value of total EGPs. In addition, the Company routinely stress tests its DAC asset for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced another significant selloff, as the majority of policyholders' funds in the separate accounts is invested in the equity market. As of September 30, 2003, the Company believed variable annuity separate account assets could fall by at least 30% before portions of its DAC asset would be unrecoverable.

VALUATION OF DERIVATIVES

A derivative instrument is reported at fair value based upon internally established valuations that are consistent with external valuation models, quotations furnished by dealers in such instrument or market quotations.

The Company has calculated the fair value of the GMWB liability based on actuarial assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. Because of the dynamic and complex nature of these cash flows, stochastic techniques under a variety of market return scenarios and other best estimate assumptions are used. Estimating these cash flows involves numerous estimates and subjective judgments including those regarding expected market rates of return, market volatility, correlations of market returns and discount rates. At each valuation date, the Company has assumed expected returns based on risk-free rates as represented by the current LIBOR forward curve rates; market volatility assumptions for each underlying index will be based on a blend of observed market "implied volatility" data and annualized standard deviations of monthly returns using the most recent 20 years of observed market performance; correlations of market returns across underlying indices shall be based on actual observed market returns and relationships over the ten years preceding the valuation date; and current risk-free spot rates as represented by the current LIBOR spot curve shall be used to determine the present value of expected future cash flows produced in the stochastic projection process.

CONSOLIDATED RESULTS OF OPERATIONS - OPERATING SUMMARY

                                                           THIRD QUARTER ENDED                    NINE MONTHS ENDED
                                                              SEPTEMBER 30,                         SEPTEMBER 30,
                                                   ----------------------------------    ----------------------------------
               OPERATING SUMMARY                      2003          2002       CHANGE       2003          2002       CHANGE
---------------------------------------------------------------------------------------------------------------------------
Fee income                                         $      556    $      509       9%     $    1,572    $    1,576       -
Earned premiums                                           411           112     267%            665           352      89%
Net investment income                                     453           396      14%          1,336         1,156      16%
Other revenues                                             37            27      37%             98            91       8%
Net realized capital losses                                (8)          (92)     91%            (18)         (230)     92%
-------------------------------------------------------------------------------------------------------------------------
   TOTAL REVENUES                                       1,449           952      52%          3,653         2,945      24%
Benefits, claims and claim adjustment expenses            895           572      56%          2,110         1,697      24%
Amortization of deferred policy acquisition costs
 and present value of future profits                      173           138      25%            461           415      11%
Insurance operating costs and expenses                    160           159       1%            512           495       3%
Other expenses                                              1             4     (75%)             4            24     (83%)
-------------------------------------------------------------------------------------------------------------------------
   TOTAL BENEFITS, CLAIMS AND EXPENSES                  1,229           873      41%          3,087         2,631      17%
-------------------------------------------------------------------------------------------------------------------------
   INCOME BEFORE INCOME TAXES                             220            79     178%            566           314      80%
Income tax expense                                         53           (67)     NM             110           (21)     NM
-------------------------------------------------------------------------------------------------------------------------
   NET INCOME                                      $      167    $      146      14%     $      456    $      335      36%
=========================================================================================================================

Hartford Life Insurance Company is organized into the following reportable operating segments: Investment Products, Individual Life and Corporate Owned Life Insurance ("COLI"). The Company also includes in "Other" realized capital gains and losses, corporate items not directly allocated to any of its reportable operating segments, as well as certain group benefits operations, including group life and group disability insurance that is directly written by the Company and is substantially ceded to its parent, Hartford Life and Accident Insurance Company ("HLA"). The Company defines the following as "NM" or not meaningful: increases or decreases greater than 200%, or changes from a net gain to a net loss position, or vice versa.

Revenues increased for the third quarter and nine months ended September 30, 2003 as a result of higher revenues in the Investment Products segment and a decrease in realized capital losses reported in the Other category compared to the prior year comparable periods. Earned premiums in Investment Products increased due to higher sales in the institutional investment products business. Additionally, net investment income increased due to higher general account assets in the individual annuity business and growth in assets in the institutional investments business. Fee income in the Investment Products segment was higher for the third quarter ended September 30, 2003 as a result of higher average account values, specifically in individual annuities, due primarily to the higher equity market values compared to the prior year period. Partially offsetting these increases were lower fee income and net investment income in the COLI segment. The decrease in COLI net investment income for the third quarter and nine months ended September 30, 2003 was primarily due to lower average leveraged COLI account values as compared to a year ago. In addition, COLI had lower fee income due in part to lower sales in the third quarter of 2003 and for the nine months ended September 30, 2003, as compared to the prior year comparable periods.

Benefits, claims and expenses increased for the third quarter and nine months ended September 30, 2003 primarily due to increases in the Investment Products segment associated with the growth in the institutional investments business, partially offset by lower benefit costs in COLI related to the decline in the account values of the leveraged COLI business. For the third quarter ended September 30, 2003, COLI other expenses decreased due to a $9 after-tax benefit, associated with the settlement for the Bancorp Services, LLC ("Bancorp") litigation.

(For further discussion of the Bancorp litigation, see Note 5(a) of Notes to Condensed Consolidated Financial Statements.)

Net income increased for the third quarter and nine months ended September 30, 2003 as compared to the prior year comparable periods. Net income has been favorably impacted by growth in the Investment Products segment and a decrease in net realized capital losses compared to a year ago. Additionally, COLI net income increased $9 and $7 for the third quarter and nine months ended September 30, 2003, respectively, as compared to the prior year periods, primarily due to the benefit for the Bancorp litigation recorded in the third quarter of 2003 discussed above. Partially offsetting the increase for the nine-month period was the positive $3 after-tax benefit recorded in the first quarter of 2002 related to favorable development on the Company's estimated September 11 exposure.

The tax provision recorded during the nine months ended September 30, 2003, reflects a benefit of $23, consisting primarily of a change in estimate of the DRD tax benefit reported during 2002. The change in estimate was the result of actual 2002 investment performance on the related separate accounts being unexpectedly out of pattern with past performance, which had been the basis for the estimate. The total DRD benefit related to the 2003 tax year for the nine months ended September 30, 2003 was $65.

Future net income for the Company will be affected by the effectiveness of the risk management strategies the Company has implemented to mitigate the net income volatility associated with the unreinsured guaranteed minimum withdrawal benefit ("GMWB") rider currently being sold with the majority of new variable annuity contracts. The GMWB represents an embedded derivative in the variable annuity contract that is required to be reported separately from the host variable annuity contract. Beginning July 7, 2003, substantially all new contracts with the GMWB have not been covered by reinsurance. These unreinsured contracts are expected to generate volatility in net income as the underlying embedded derivative liabilities are recorded at fair value each reporting period, resulting in the recognition of net realized capital gains or losses in response to changes in certain critical factors including capital market conditions and policyholder behavior. In order to minimize the volatility associated with the unreinsured GMWB liabilities, the Company established an alternative risk management strategy. During the third quarter of 2003, the Company began hedging its unreinsured GMWB exposure using interest rate futures, Standard and Poor's (S&P) 500 and NASDAQ index put options and futures contracts. The net impact to the Company's net income for the third quarter of the change in value of the embedded derivative net of the results of the hedging program was immaterial.

INVESTMENT PRODUCTS

                                                           THIRD QUARTER ENDED                    NINE MONTHS ENDED
                                                              SEPTEMBER 30,                         SEPTEMBER 30,
                                                   ----------------------------------    ----------------------------------
               OPERATING SUMMARY                      2003          2002       CHANGE       2003          2002       CHANGE
---------------------------------------------------------------------------------------------------------------------------
Fee income and other                               $      349    $      294      19%     $      950    $      948       -
Earned premiums                                           392            97      NM             627           306     105%
Net investment income                                     327           276      18%            948           763      24%
-------------------------------------------------------------------------------------------------------------------------
   TOTAL REVENUES                                       1,068           667      60%          2,525         2,017      25%
Benefits, claims and claim adjustment expenses            703           366      92%          1,541         1,058      46%
Insurance operating costs and other expenses              105           108      (3%)           309           324      (5%)
Amortization of deferred policy acquisition costs         133            92      45%            338           299      13%
-------------------------------------------------------------------------------------------------------------------------
   TOTAL BENEFITS, CLAIMS AND EXPENSES                    941           566      66%          2,188         1,681      30%
-------------------------------------------------------------------------------------------------------------------------
   INCOME BEFORE INCOME TAXES                             127           101      26%            337           336       -
Income tax expense                                         24            20      20%             36            70     (49%)
-------------------------------------------------------------------------------------------------------------------------
   NET INCOME                                      $      103    $       81      27%     $      301    $      266      13%
-------------------------------------------------------------------------------------------------------------------------

Individual variable annuity account values                                               $   77,572    $   59,618      30%
Other individual annuity account values                                                      10,939        10,513       4%
Other investment products account values                                                     23,992        19,062      26%
-------------------------------------------------------------------------------------------------------------------------
   TOTAL ACCOUNT VALUES [1]                                                              $  112,503    $   89,193      26%
=========================================================================================================================

[1] Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.

Revenues in the Investment Products segment increased for the third quarter and nine months ended September 30, 2003. The increase in earned premiums is due to higher sales of terminal funding products in the institutional investment products business. Net investment income increased primarily due to higher general account assets in the individual annuity business. General account individual annuity assets were $9.8 billion as of September 30, 2003, an increase of $2.2 billion, or 29%, from September 30, 2002, due to policyholders transfer activity and increased sales of individual annuities. Additionally, net investment income related to other investment products increased as a result of the growth in average assets over the last twelve months in the institutional investment business, where related assets under management increased $2.2 billion, or 22%, since September 30, 2002, to $11.9 billion as of September 30, 2003. Assets under management is an internal performance measure used by the Company since a significant portion of the Company's revenue is based upon asset values. These revenues increase or decrease with a rise or fall, respectively, in the level of average assets under management. Fee income in the Investment Products segment was higher for the third quarter and nine months ended September 30, 2003 as a result of higher average account values, specifically in the individual annuities business, due primarily to stronger variable annuity sales and the higher equity market values compared to the prior year period.

Total benefits, claims and expenses increased for the third quarter and nine months ended September 30, 2003, primarily driven by growth in the institutional investment business. Additionally, amortization of deferred policy acquisition costs increased for the third quarter and nine months ended September 30, 2003 due to higher gross profits.

Net income increased for the third quarter and nine months ended September 30, 2003. Net income was higher for the nine months ended September 30, 2003 due to the favorable impact of $21, resulting from the Company's previously discussed change in estimate of the DRD tax benefit reported during 2002. The change in estimate was the result of 2002 actual investment performance on the related separate accounts being unexpectedly out of pattern with past performance, which had been the basis for the estimate. The total DRD benefit related to the 2003 tax year for the nine months ended September 30, 2003 was $60.

INDIVIDUAL LIFE

                                                           THIRD QUARTER ENDED                    NINE MONTHS ENDED
                                                              SEPTEMBER 30,                         SEPTEMBER 30,
                                                   ----------------------------------    ----------------------------------
               OPERATING SUMMARY                      2003          2002       CHANGE       2003          2002       CHANGE
---------------------------------------------------------------------------------------------------------------------------
Fee income and other                               $      171    $      160       7%     $      499    $      476       5%
Net investment income                                      56            56       -             167           168      (1%)
-------------------------------------------------------------------------------------------------------------------------
   TOTAL REVENUES                                         227           216       5%            666           644       3%
Benefits, claims and claim adjustment expenses             99            92       8%            291           293      (1%)
Insurance operating costs and other expenses               36            34       6%            108           106       2%
Amortization of deferred policy acquisition costs          40            45     (11%)           123           115       7%
-------------------------------------------------------------------------------------------------------------------------
   TOTAL BENEFITS, CLAIMS AND EXPENSES                    175           171       2%            522           514       2%
-------------------------------------------------------------------------------------------------------------------------
   INCOME BEFORE INCOME TAXES                              52            45      16%            144           130      11%
Income tax expense                                         16            15       7%             45            44       2%
-------------------------------------------------------------------------------------------------------------------------
   NET INCOME                                      $       36    $       30      20%     $       99    $       86      15%
=========================================================================================================================

Variable life account values                                                             $    1,208    $    1,093      11%
Total account values                                                                     $    3,087    $    2,983       3%
-------------------------------------------------------------------------------------------------------------------------

Revenues in the Individual Life segment increased for the third quarter and nine months ended September 30, 2003 primarily driven by increases in fees and cost of insurance charges as life insurance in force values grew, and variable life account values increased 11% from the prior year.

Total benefits, claims and expenses increased for the third quarter and nine months ended September 30, 2003 principally due to higher benefit costs when compared to the prior year favorable results. Year-to-date mortality was higher in 2003 largely due to the increased size and age of the inforce business.

Net income increased for the third quarter and nine months ended September 30, 2003 due to increases in fee income and growth in the in force business. These increases were partially offset by mortality experience for the third quarter and nine months ended September 30, 2003 compared to the equivalent prior year periods. Additionally, net income for the nine months ended September 30, 2003 includes the favorable impact of $2 DRD benefit resulting from the Company's previously discussed change in estimate of the DRD tax benefit reported during 2002. The total DRD benefit related to the 2003 tax year for the nine months ended September 30, 2003 was $3.

CORPORATE OWNED LIFE INSURANCE (COLI)

                                                           THIRD QUARTER ENDED                    NINE MONTHS ENDED
                                                              SEPTEMBER 30,                         SEPTEMBER 30,
                                                   ----------------------------------    ----------------------------------
               OPERATING SUMMARY                      2003          2002       CHANGE       2003          2002       CHANGE
---------------------------------------------------------------------------------------------------------------------------
Fee income and other                               $       64    $       79     (19%)    $      200    $      237     (16%)
Net investment income                                      53            66     (20%)           169           213     (21%)
-------------------------------------------------------------------------------------------------------------------------
   TOTAL REVENUES                                         117           145     (19%)           369           450     (18%)
Benefits, claims and claim adjustment expenses             78           108     (28%)           242           324     (25%)
Insurance operating costs and expenses                     (3)           16       NM             19            72     (74%)
Dividends to policyholders                                 15             7     114%             54            27     100%
-------------------------------------------------------------------------------------------------------------------------
   TOTAL BENEFITS, CLAIMS AND EXPENSES                     90           131     (31%)           315           423     (26%)
-------------------------------------------------------------------------------------------------------------------------
   INCOME BEFORE INCOME TAXES                              27            14      93%             54            27     100%
Income tax expense                                          8             4     100%             18             8     125%
-------------------------------------------------------------------------------------------------------------------------
   NET INCOME                                      $       19    $       10      90%     $       36    $       19      89%
=========================================================================================================================

Variable COLI account values                                                             $   20,557    $   19,298       7%
Leveraged COLI account values                                                                 2,602         3,601     (28%)
-------------------------------------------------------------------------------------------------------------------------
  TOTAL ACCOUNT VALUES                                                                   $   23,159    $   22,899       1%
=========================================================================================================================

COLI revenues decreased for the third quarter and nine months ended September 30, 2003 due to lower net investment and fee income. Net investment income decreased, primarily due to the decline in leveraged COLI account values as a result of surrender activity. Fee income was reduced as the result of lower sales for the third quarter and nine months ended September 30, 2003 as compared to the equivalent prior year periods.

Total benefits, claims and expenses decreased for the third quarter and nine months ended September 30, 2003 primarily due to a decline in interest credited due to lower general account assets and policy loans compared to prior year related to the decline in the leveraged COLI account values noted above. Additionally, total benefits, claims and expenses decreased for the third quarter and nine months ended September 30, 2003 as a result of a $9 after-tax benefit recorded in insurance operating costs and expenses related to the Bancorp litigation. (For further discussion of the Bancorp litigation, see Note 5(a) of Notes to Condensed Consolidated Financial Statements.) These decreases were partially offset by an increase in dividends to policyholders for the third quarter and nine months ended September 30, 2003 due to an increase in mortality dividends on the leveraged COLI product related primarily to surrender activity. In addition, total benefits, claims and expenses for the nine months ended September 30, 2002 included an $11 after-tax expense related to the Bancorp litigation accrued in the first quarter of 2002.

Net income increased for the third quarter and nine months ended September 30, 2003 as compared to the prior periods principally as a result of the Bancorp litigation benefit of $9, after-tax, recorded in the third quarter of 2003. Excluding the benefit (expense) associated with the Bancorp litigation discussed above, net income was $10 for the third quarter ended September 30, 2003 and 2002, and was $27 and $30 for the nine months ended September 30, 2003 and 2002.

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

Fluctuations in interest rates affect the Company's return on, and the fair value of, fixed maturity investments, which comprised approximately 90% and 86% of the fair value of its general account invested assets as of September 30, 2003 and December 31, 2002, respectively. Other events beyond the Company's control could also adversely impact the fair value of these investments. Specifically, a downgrade of an issuer's credit rating or default of payment by an issuer could reduce the Company's investment return.

A decrease in the fair value of any investment that is deemed other than temporary would result in the Company's recognition of a realized loss in its financial results prior to the actual sale of the investment.

The following table identifies invested assets by type held in the Company's general account as of September 30, 2003 and December 31, 2002.

                                COMPOSITION OF INVESTED ASSETS
----------------------------------------------------------------------------------------------
                                           SEPTEMBER 30, 2003           DECEMBER 31, 2002
                                       -------------------------    --------------------------
                                          AMOUNT         PERCENT        AMOUNT         PERCENT
----------------------------------------------------------------------------------------------
Fixed maturities, at fair value        $     30,314        90.3%    $     24,786         86.3%
Equity securities, at fair value                 77         0.2%             120          0.4%
Policy loans, at outstanding balance          2,492         7.4%           2,895         10.1%
Limited partnerships, at fair value             228         0.7%             486          1.7%
Other investments                               449         1.4%             432          1.5%
---------------------------------------------------------------------------------------------
  TOTAL INVESTMENTS                    $     33,560       100.0%    $     28,719        100.0%
=============================================================================================

Fixed maturity investments increased 22% since December 31, 2002, primarily the result of investment and universal life contract sales and operating cash flows. In March 2003, the Company decided to liquidate its hedge fund limited partnership investments and reinvest the proceeds in fixed maturity investments. Hedge fund liquidations have totaled approximately $297 since December 31, 2002. As of September 30, 2003, Hartford Life Insurance Company owned approximately $71 of hedge fund investments, all of which are expected to be liquidated by March 31, 2004.

INVESTMENT RESULTS

The table below summarizes the Company's investment results.

                                                         THIRD QUARTER ENDED              NINE MONTHS ENDED
                                                            SEPTEMBER 30,                   SEPTEMBER 30,
                                                      --------------------------      -------------------------
(Before-tax)                                             2003           2002             2003           2002
---------------------------------------------------------------------------------------------------------------
Net investment income - excluding policy loan income  $       403    $       336      $    1,175     $      962
Policy loan income                                             50             60             161            194
                                                      ---------------------------------------------------------
Net investment income - total                         $       453    $       396      $    1,336     $    1,156
Yield on average invested assets [1]                          5.8%           6.1%            6.0%           6.2%
---------------------------------------------------------------------------------------------------------------
Gross gains on sale                                   $        44    $        34      $      168     $       89
Gross losses on sale                                          (15)           (25)            (83)           (60)
Impairments                                                   (27)          (101)            (93)          (253)
Other, net [2]                                                (10)            --             (10)            (6)
                                                      ---------------------------------------------------------
Net realized capital gains (losses)                   $        (8)   $       (92)     $      (18)    $     (230)
===============================================================================================================

[1] Represents annualized net investment income (excluding net realized capital gains (losses)) divided by average invested assets at cost or amortized cost, as applicable, for the third quarter and nine months ended September 30, 2003 and 2002. Average invested assets are calculated by dividing the sum of the beginning and ending period amounts by two.

[2] Primarily consists of changes in fair value and hedge ineffectiveness on derivative instruments.

For the third quarter and nine months ended September 30, 2003, net investment income, excluding policy loan income, increased $67, or 20%, and $213, or 22%, compared to the respective prior year periods. The increases in net investment income were primarily due to income earned on a higher invested asset base partially offset by lower investment yields. Yields on average invested assets decreased as a result of lower rates on new investment purchases and decreased policy loan income.

Net realized capital gains (losses) for the third quarter and nine months ended September 30, 2003 improved by $84 and $212, respectively, compared to the prior year periods, primarily as a result of a decrease in other than temporary impairments on fixed maturities.

The table below and following discussion identify the Company's other than temporary impairments by type.

                    OTHER THAN TEMPORARY IMPAIRMENTS BY TYPE

                                                                          THIRD QUARTER ENDED                 NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                      SEPTEMBER 30,
                                                                      --------------------------          --------------------------
                                                                          2003           2002                2003           2002
------------------------------------------------------------------------------------------------------------------------------------
Asset-backed securities ("ABS")
  Aircraft lease receivables                                          $        15    $        50          $       15     $       64
  Corporate debt obligations ("CDO")                                           --             10                  10             17
  Credit card receivables                                                      --             --                  12             --
  Interest only securities                                                     --              3                   5              3
  Manufacturing housing ("MH") receivables                                      9             12                   9             12
  Mutual fund fee receivables                                                  --              7                   2             14
  Other ABS                                                                     2              2                   2              4
Commercial mortgage-backed securities ("CMBS")                                 --             --                   4             --
Corporate
  Basic industry                                                                1             --                   1             --
  Consumer non-cyclical                                                        --             --                   7             --
  Financial services                                                           --              1                   2              1
  Technology and communications                                                --             10                   3            125
  Transportation                                                               --             --                   7              1
  Utilities                                                                    --              6                  --             12
Equity                                                                         --             --                   8             --
Mortgage-backed securities ("MBS") - interest only securities                  --             --                   6             --
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL IMPAIRMENTS                                                     $        27    $       101          $       93     $      253
===================================================================================================================================

ABS

During 2003, impairments were recorded for various ABS security types as a result of a continued deterioration of cash flows derived from the underlying collateral. The ABS securities supported by aircraft lease and enhanced equipment trust certificates (together, "aircraft lease receivables") have continued to decline primarily due to a reduction in lease payments and aircraft values driven by a decline in airline travel. CDO impairments were primarily the result of increasing default rates and lower recovery rates on the collateral. Impairments on securities supported by MH receivables were primarily the result of repossessed units liquidated at depressed levels. Interest only security impairments recorded during 2003 and 2002 were due to the flattening of the forward yield curve.

Impairments of ABS during the nine months ended September 30, 2002 were driven by deterioration of collateral cash flows. Numerous bankruptcies, collateral defaults, weak economic conditions and reduced airline travel were all factors contributing to lower collateral cash flows and broker quoted market prices of ABS in 2002.

Corporate

The decline in corporate bankruptcies and improvement in general economic conditions have contributed to much lower corporate impairment levels in 2003 compared to 2002.

Corporate impairments recorded during the third quarter of 2003 were concentrated in the United States steel industry and resulted from a decision to dispose of securities, which were in an unrealized loss position. A significant portion of corporate impairments during the nine months ended September 30, 2003 were driven by a deterioration in the transportation sector, specifically issuers of airline debt as the result of a decline in airline travel. Impairments during the nine months ended September 30, 2003 were also the result of one consumer non-cyclical issuer in the healthcare industry stemming from its decline in value due to accounting fraud, and one communications sector issuer in the cable television industry due to deteriorating earnings forecasts, debt restructuring issues and accounting irregularities.

For the third quarter and nine months ended September 30, 2002, impairments of corporate securities were concentrated in the technology and communications sector and for the nine months ended September 30, 2002 included a $74 before-tax loss related to securities issued by WorldCom.

Other

Other than temporary impairments were also recorded in 2003 and 2002, on various diversified seeded equity and mutual fund investments that had experienced declines in fair value for an extended period of time.

CAPITAL MARKETS RISK MANAGEMENT

Hartford Life Insurance Company has a disciplined approach to managing risks associated with its capital markets and asset/liability management activities. Investment portfolio management is organized to focus investment management expertise on specific classes of investments, while asset/liability management is the responsibility of dedicated risk management units supporting Hartford Life Insurance Company, including the Company's guaranteed separate accounts. Derivative instruments are utilized in compliance with established Company policy and regulatory requirements and are monitored internally and reviewed by senior management.

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

CREDIT RISK

The Company invests primarily in securities that are rated investment grade, and has established exposure limits, diversification standards and review procedures for all credit risks including borrower, issuer and counterparty. Creditworthiness of specific obligors is determined by an internal credit evaluation supplemented by consideration of external determinants of creditworthiness, typically ratings assigned by nationally recognized ratings agencies. Obligor, asset sector and industry concentrations are subject to established limits and are monitored on a regular basis. Hartford Life Insurance Company is not exposed to any credit concentration risk of a single issuer greater than 10% of the Company's stockholders' equity.

The following table identifies fixed maturity securities by type, including guaranteed separate accounts, as of September 30, 2003 and December 31, 2002.

                            FIXED MATURITIES BY TYPE

                                             SEPTEMBER 30, 2003
                            ------------------------------------------------------
                                                                           PERCENT
                                                                             OF
                                                                            TOTAL
                            AMORTIZED  UNREALIZED  UNREALIZED    FAIR       FAIR
                               COST      GAINS       LOSSES      VALUE      VALUE
----------------------------------------------------------------------------------
ABS                         $   5,158  $     106   $    (123)  $   5,141     12.2%
CMBS                            6,587        452         (16)      7,023     16.8%
Collateralized mortgage
   obligation ("CMO")             830         20          (1)        849      2.0%
Corporate
   Basic industry               2,456        178          (8)      2,626      6.3%
   Capital goods                1,311        101          (5)      1,407      3.3%
   Consumer cyclical            1,997        143          (6)      2,134      5.1%
   Consumer non-cyclical        2,664        209          (6)      2,867      6.8%
   Energy                       1,423        132          (5)      1,550      3.7%
   Financial services           4,921        416         (35)      5,302     12.7%
   Technology and
     communications             3,292        380          (9)      3,663      8.7%
   Transportation                 574         46          (6)        614      1.5%
   Utilities                    1,820        168         (18)      1,970      4.7%
   Other                          481         28          (1)        508      1.2%
Government/Government
 agencies
   Foreign                        527         65          (1)        591      1.4%
   United States                  832         46          (1)        877      2.1%
MBS - agency                    1,867         37          (1)      1,903      4.5%
Municipal
   Taxable                        261         14          (5)        270      0.6%
Redeemable preferred stock          1         --          --           1       --
Short-term                      2,694          2          --       2,696      6.4%
---------------------------------------------------------------------------------
TOTAL FIXED MATURITIES      $  39,696  $   2,543   $    (247)  $  41,992    100.0%
=================================================================================
Total general account
  fixed maturities          $  28,658  $   1,822   $    (166)  $  30,314     72.2%
Total guaranteed separate
  account fixed maturities  $  11,038  $     721   $     (81)  $  11,678     27.8%
=================================================================================
                                                   DECEMBER 31, 2002
                                -------------------------------------------------------
                                                                                PERCENT
                                                                                  OF
                                                                                 TOTAL
                                 AMORTIZED  UNREALIZED  UNREALIZED     FAIR      FAIR
                                   COST       GAINS       LOSSES       VALUE     VALUE
--------------------------------------------------------------------------------------
ABS                             $    5,115  $     109   $    (143)  $    5,081   14.2%
CMBS                                 4,979        416          (9)       5,386   15.0%
Collateralized mortgage
   obligation ("CMO")                  752         33          (2)         783    2.2%
Corporate
   Basic industry                    2,000        129          (7)       2,122    5.9%
   Capital goods                     1,048         68          (7)       1,109    3.1%
   Consumer cyclical                 1,425         88          (3)       1,510    4.2%
   Consumer non-cyclical             2,462        176         (16)       2,622    7.3%
   Energy                            1,446        110          (8)       1,548    4.3%
   Financial services                4,956        307         (81)       5,182   14.4%
   Technology and
     communications                  2,911        247         (68)       3,090    8.6%
   Transportation                      571         45         (11)         605    1.7%
   Utilities                         1,757        114         (41)       1,830    5.1%
   Other                               404         18          --          422    1.2%
Government/Government
 agencies
   Foreign                             720         68          (5)         783    2.2%
   United States                       553         44          --          597    1.7%
MBS - agency                         2,035         58          --        2,093    5.8%
Municipal
   Taxable                              98         16          (1)         113    0.3%
Redeemable preferred stock               1         --          --            1     --
Short-term                             993          1          --          994    2.8%
-------------------------------------------------------------------------------------
TOTAL FIXED MATURITIES          $   34,226  $   2,047   $    (402)  $   35,871  100.0%
=====================================================================================
Total general account
  fixed maturities              $   23,675  $   1,389   $    (278)  $   24,786   69.1%
Total guaranteed separate
  account fixed maturities      $   10,551  $     658   $    (124)  $   11,085   30.9%
=====================================================================================

The Company's fixed maturity gross unrealized gains and losses have improved by $496 and $155, respectively, from December 31, 2002 to September 30, 2003, primarily the result improved corporate credit quality and to a lesser extent asset sales, partially offset by an increase in interest rates. The improvement in corporate credit quality was largely due to the security issuers' renewed emphasis on improving liquidity, reducing leverage and various cost cutting measures. Throughout 2003, the general economic outlook has continued to rebound, the result of improved profitability supported by improved manufacturing demand, a continued strong housing market and robust consumer and government spending. The apparent economic acceleration has resulted in the increase of the 10-year Treasury rate since December 2002, including an 80 basis point increase from its low in June 2003 of 3.1%. In recent months, there has been a considerable amount of volatility in the Treasury market. Speculation over the possibility of the Federal Reserve purchasing Treasuries combined with talk of deflation on the part of the Federal Reserve pushed the yield on 10-year Treasuries down to its June low. However, signs of a rebound in the economy and the Federal Reserve's comments downplaying the prospects for both deflation and market intervention have caused the price of 10-year Treasuries to fall by almost 9% between mid-June and the end of July, as the yield rose to nearly 4.5%. As of September 30, 2003, the 10-year Treasury yield dipped down to 3.94%.

Except for CMBS and short-term securities, the investment allocations as a percentage of total fixed maturities have remained materially consistent since December 31, 2002.

Portfolio allocations to CMBS increased due to the asset class's stable spreads and high quality. CMBS securities have lower prepayment risk than MBS due to contractual penalties. Short-term securities have increased primarily due to the receipt of operating cash flows awaiting investment in longer term securities and from the collateral obtained related to the Company's securities lending program.

For a discussion of risk factors associated with sectors with significant unrealized loss positions, please see the sector risk factor commentary under the Total Securities with Unrealized Loss Greater than Six Months by Type schedule in this section of the MD&A.

The following table identifies fixed maturities by credit quality, including guaranteed separate accounts, as of September 30, 2003 and December 31, 2002. The ratings referenced below are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company's internal analysis of such securities.

                       FIXED MATURITIES BY CREDIT QUALITY

                                                               SEPTEMBER 30, 2003                         DECEMBER 31, 2002
                                                     -------------------------------------      ------------------------------------
                                                                                PERCENT OF                                PERCENT OF
                                                      AMORTIZED                 TOTAL FAIR       AMORTIZED                TOTAL FAIR
                                                         COST      FAIR VALUE      VALUE            COST      FAIR VALUE     VALUE
------------------------------------------------------------------------------------------------------------------------------------
United States Government/Government agencies         $     3,493  $     3,590       8.6%        $     3,213  $     3,341      9.3%
AAA                                                        5,905        6,215      14.9%              5,077        5,399     15.1%
AA                                                         3,271        3,456       8.2%              3,334        3,507      9.8%
A                                                         11,872       12,777      30.4%             11,019       11,687     32.5%
BBB                                                       10,420       11,145      26.5%              8,662        9,081     25.3%
BB & below                                                 2,041        2,113       5.0%              1,928        1,862      5.2%
 Short-term                                                2,694        2,696       6.4%                993          994      2.8%
---------------------------------------------------------------------------------------------------------------------------------
   TOTAL FIXED MATURITIES                            $    39,696  $    41,992     100.0%        $    34,226  $    35,871    100.0%
=================================================================================================================================
Total general account fixed maturities               $    28,658  $    30,314      72.2%        $    23,675  $    24,786     69.1%
Total guaranteed separate account fixed maturities   $    11,038  $    11,678      27.8%        $    10,551  $    11,085     30.9%
=================================================================================================================================

As of September 30, 2003 and December 31, 2002, over 95% and 94%, respectively, of the fixed maturity portfolio was invested in securities rated investment grade (BBB and above).

The following table presents the Below Investment Grade ("BIG") fixed maturities by type including guaranteed separate accounts, as of September 30, 2003 and December 31, 2002.

                          BIG FIXED MATURITIES BY TYPE

                                                               SEPTEMBER 30, 2003                       DECEMBER 31, 2002
                                                     -------------------------------------    -------------------------------------
                                                                                PERCENT OF                               PERCENT OF
                                                      AMORTIZED                 TOTAL FAIR     AMORTIZED                 TOTAL FAIR
                                                         COST      FAIR VALUE      VALUE          COST      FAIR VALUE      VALUE
-----------------------------------------------------------------------------------------------------------------------------------
ABS                                                  $       239  $       197       9.3%      $       149  $       132       7.1%
CMBS                                                         112          113       5.3%              102          108       5.8%
Corporate
  Basic industry                                             187          190       9.1%              197          198      10.6%
  Capital goods                                              112          113       5.3%              131          131       7.0%
  Consumer cyclical                                          239          254      12.0%              213          218      11.7%
  Consumer non-cyclical                                      261          268      12.8%              181          173       9.3%
  Energy                                                      76           83       3.9%               80           81       4.4%
  Financial services                                          11           12       0.6%               25           18       1.0%
  Technology and communications                              291          338      16.0%              383          345      18.5%
  Transportation                                              23           24       1.1%               19           18       1.0%
  Utilities                                                  321          324      15.3%              287          261      14.0%
Foreign government                                           158          185       8.8%              145          162       8.7%
Other [1]                                                     11           12       0.5%               16           17       0.9%
--------------------------------------------------------------------------------------------------------------------------------
TOTAL FIXED MATURITIES                               $     2,041  $     2,113     100.0%      $     1,928  $     1,862     100.0%
================================================================================================================================
Total general account fixed maturities               $     1,254  $     1,293      61.2%      $     1,239  $     1,178      63.3%
Total guaranteed separate account fixed maturities   $       787  $       820      38.8%      $       689  $       684      36.7%
================================================================================================================================

[1] Other represents redeemable preferred stocks and real estate investment trusts.

As of September 30, 2003 and December 31, 2002, the Company held no issuer of a BIG security with a fair value in excess of 3% and 2%, respectively, of the total fair value for BIG securities. The following table presents the Company's unrealized loss aging for total fixed maturity and equity securities, including guaranteed separate accounts, as of September 30, 2003 and December 31, 2002, by length of time the security was in an unrealized loss position.

                    UNREALIZED LOSS AGING OF TOTAL SECURITIES

                                                               SEPTEMBER 30, 2003                         DECEMBER 31, 2002
                                                     ------------------------------------       ------------------------------------
                                                      AMORTIZED      FAIR      UNREALIZED       AMORTIZED       FAIR      UNREALIZED
                                                         COST        VALUE        LOSS             COST         VALUE        LOSS
------------------------------------------------------------------------------------------------------------------------------------
Three months or less                                 $    2,753   $    2,693    $    (60)       $    1,382   $     1,316   $    (66)
Greater than three months to six months                     338          323         (15)            1,211         1,158        (53)
Greater than six months to nine months                      247          239          (8)              519           465        (54)
Greater than nine months to twelve months                   311          287         (24)            1,247         1,181        (66)
Greater than twelve months                                1,619        1,475        (144)            1,873         1,693       (180)
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL                                                $    5,268   $    5,017    $   (251)       $    6,232   $     5,813   $   (419)
===================================================================================================================================
Total general account                                $    3,484   $    3,314    $   (170)       $    4,113   $     3,820   $   (293)
Total guaranteed separate account                    $    1,784   $    1,703    $    (81)       $    2,119   $     1,993   $   (126)
===================================================================================================================================

The decrease in the unrealized loss amount since December 31, 2002 is primarily the result of improved corporate fixed maturity credit quality and to a lesser extent asset sales, partially offset by an increase in interest rates. For further discussion, please see the economic commentary under the Fixed Maturities by Type table in this section of the MD&A.

As of September 30, 2003, fixed maturities represented $247, or 98%, of the Company's total unrealized loss. There were no fixed maturities as of September 30, 2003 with a fair value less than 80% of the security's amortized cost basis for six continuous months other than certain asset-backed and commercial mortgage-backed securities. Other than temporary impairments for certain asset-backed and commercial mortgage-backed securities are recognized if the fair value of the security, as determined by external pricing sources, is less than its carrying amount and there has been a decrease in the present value of the expected cash flows since the last reporting period. There were no asset-backed or commercial mortgage-backed securities included in the table above, as of September 30, 2003 and December 31, 2002, for which management's best estimate of future cash flows adversely changed during the reporting period. As of September 30, 2003, no asset-backed securities had an unrealized loss in excess of $20. For a detailed discussion of the other than temporary impairment criteria, see "Valuation of Investments and Derivative Instruments" included in the Critical Accounting Estimates section of the MD&A and in Note 1(g) of Notes to Consolidated Financial Statements, both of which are included in Hartford Life Insurance Company's 2002 Form 10-K Annual Report.

As of September 30, 2003 and December 31, 2002, the Company held no securities of a single issuer that were at an unrealized loss position in excess of 8% and 4%, respectively, of the total period ended unrealized loss amount.

The total securities in an unrealized loss position for longer than six months by type as of September 30, 2003 and December 31, 2002 are presented in the following table.

      TOTAL SECURITIES WITH UNREALIZED LOSS GREATER THAN SIX MONTHS BY TYPE

                                                   SEPTEMBER 30, 2003                                DECEMBER 31, 2002
                                     ---------------------------------------------     ---------------------------------------------
                                                                        PERCENT OF                                        PERCENT OF
                                                                           TOTAL                                             TOTAL
                                      AMORTIZED    FAIR     UNREALIZED  UNREALIZED     AMORTIZED     FAIR     UNREALIZED  UNREALIZED
                                         COST     VALUE        LOSS        LOSS           COST      VALUE        LOSS        LOSS
------------------------------------------------------------------------------------------------------------------------------------
ABS and CMBS
  Aircraft lease receivables         $      160  $    101  $      (59)       33.5%    $       90   $     77  $     (13)       4.3%
  CDOs                                      156       132         (24)       13.6%           204        172        (32)      10.7%
  Credit card receivables                   243       224         (19)       10.8%           358        317        (41)      13.7%
  MH receivables                             27        25          (2)        1.1%            21         20         (1)       0.3%
  Other ABS and CMBS                        714       702         (12)        6.8%           668        655        (13)       4.3%
Corporate
  Financial services                        543       511         (32)       18.3%           614        557        (57)      19.0%
  Technology and communications              18        17          (1)        0.6%           427        380        (47)      15.7%
  Transportation                             26        21          (5)        2.8%            60         50        (10)       3.3%
  Utilities                                 132       119         (13)        7.4%           256        233        (23)       7.7%
  Other                                     144       136          (8)        4.5%           585        563        (22)       7.3%
Diversified equity mutual funds               4         3          (1)        0.6%            64         48        (16)       5.3%
Other securities                             10        10          --        --              292        267        (25)       8.4%
---------------------------------------------------------------------------------------------------------------------------------
TOTAL                                $    2,177  $  2,001  $     (176)      100.0%    $    3,639   $  3,339  $    (300)     100.0%
---------------------------------------------------------------------------------------------------------------------------------
Total general account                $    1,392  $  1,276  $     (116)       65.9%    $    2,362   $  2,164  $    (198)      66.0%
Total guaranteed separate account    $      785  $    725  $      (60)       34.1%    $    1,277   $  1,175  $    (102)      34.0%
=================================================================================================================================

The ABS in an unrealized loss position for six months or more as of September 30, 2003, were primarily supported by aircraft lease receivables, CDOs and credit card receivables. The Company's current view of risk factors relative to these fixed maturity types is as follows:

Aircraft lease receivables - The securities supported by aircraft, aircraft lease payments and enhanced equipment trust certificates (together, "aircraft lease receivables") have continued to decline in value due to a reduction in lease payments and aircraft values driven by a decline in airline travel, which resulted in bankruptcies and other financial difficulties of airline carriers. As a result of these factors, significant risk premiums have been required by the market for securities in this sector, resulting in reduced liquidity and lower broker quoted prices. The level of recovery will depend on economic fundamentals and airline operating performance. Aircraft lease receivables will be further stressed if passenger air traffic declines or airlines liquidate rather than emerge from bankruptcy protection.

CDOs - Adverse CDO experience can be attributed to higher than expected default rates on the collateral, particularly in the technology and utilities sectors, and lower than expected recovery rates. Improved economic and operating fundamentals of the underlying security issuers should lead to improved pricing levels.

Credit card receivables - The unrealized loss position in credit card securities has primarily been caused by exposure to companies originating loans to sub-prime borrowers. While the unrealized loss position improved for these holdings during the year, the Company believes that this sub-sector will continue to be under stress and expects holdings to be very sensitive to changes in collateral performance.

As of September 30, 2003, security types other than ABS and CMBS that were in a significant unrealized loss position were corporate fixed maturities primarily within the financial services and utilities sectors.

Financial Services - The financial services securities in an unrealized loss position are primarily variable rate securities with extended maturity dates, which have been adversely impacted by the reduction in forward interest rates resulting in lower expected cash flows. Unrealized loss amounts for these securities have declined during the year as interest rates have risen. Additional changes in fair value of these securities are primarily dependent on future changes in forward interest rates. A substantial percentage of these securities are currently hedged with interest rate swaps, which convert the variable rate earned on the securities to a fixed amount. The swaps receive cash flow hedge accounting treatment and are currently in an unrealized gain position.

Utilities - The utilities sector remains adversely impacted by several events that primarily occurred in 2001 including the bankruptcy of Enron Corp., the decline in the energy trading industry and the regulatory, political and legal affect of the California Utility Crisis. These events led to credit downgrades, which continue to negatively impact security price levels. Companies have begun to reduce leverage, selling various non-core businesses and have secured liquidity sources either through capital market issuances or bank lines to support cash flow needs. Improved credit fundamentals coupled with increased energy prices and demand should allow the price of these companies' securities to improve.

As part of the Company's ongoing security monitoring process by a committee of investment and accounting professionals, the Company has reviewed its investment portfolio and concluded that there were no additional other than temporary impairments as of September 30, 2003 and December 31, 2002. Due to the issuers' continued satisfaction of the securities' obligations in accordance with their contractual terms and the expectation that they will continue to do so, as well as the evaluation of the fundamentals of the issuers' financial condition, the Company believes that the prices of the securities in the sectors identified above were temporarily depressed primarily as a result of a market dislocation and generally poor cyclical economic conditions and sentiment. See "Valuation of Investments and Derivative Instruments" included in the Critical Accounting Estimates section of MD&A and in Note 1(g) of Notes to Consolidated Financial Statements both included in Hartford Life Insurance Company's 2002 Form 10-K Annual Report.

The evaluation for other than temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. The risks and uncertainties include changes in general economic conditions, the issuer's financial condition or near term recovery prospects and the effects of changes in interest rates. In addition, for securitized financial assets with contractual cash flows (e.g. ABS and CMBS), projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral.

The following table presents the Company's unrealized loss aging for BIG and equity securities, including guaranteed separate accounts, as of September 30, 2003 and December 31, 2002.












               UNREALIZED LOSS AGING OF BIG AND EQUITY SECURITIES

                                                               SEPTEMBER 30, 2003                         DECEMBER 31, 2002
                                                     ------------------------------------       ------------------------------------
                                                      AMORTIZED     FAIR       UNREALIZED       AMORTIZED       FAIR      UNREALIZED
                                                         COST       VALUE         LOSS             COST         VALUE        LOSS
------------------------------------------------------------------------------------------------------------------------------------
Three months or less                                 $      229   $     218     $    (11)       $      131   $      104    $    (27)
Greater than three months to six months                      72          65           (7)              188          165         (23)
Greater than six months to nine months                       51          49           (2)              160          134         (26)
Greater than nine months to twelve months                    60          53           (7)              299          264         (35)
Greater than twelve months                                  300         241          (59)              354          299         (55)
TOTAL                                                $      712   $     626     $    (86)       $    1,132   $      966    $   (166)
===================================================================================================================================
Total general account                                $      531   $     462     $    (69)       $      800   $      669    $   (131)
Total guaranteed separate account                    $      181   $     164     $    (17)       $      332   $      297    $    (35)
===================================================================================================================================

Similar to the decrease in the Unrealized Loss Aging of Total Securities table from December 31, 2002 to September 30, 2003, the decrease in the BIG and equity security unrealized loss amount was primarily the result of improved corporate fixed maturity credit quality and to a lesser extent asset sales, partially offset by an increase in interest rates. For further discussion, please see the economic commentary under the Fixed Maturities by Type table in this section of the MD&A.

The BIG and equity securities in an unrealized loss position for longer than six months by type as of September 30, 2003 and December 31, 2002 are presented in the following table.

 BIG AND EQUITY SECURITIES WITH UNREALIZED LOSS GREATER THAN SIX MONTHS BY TYPE

                                                   SEPTEMBER 30, 2003                                DECEMBER 31, 2002
                                     ----------------------------------------------   ----------------------------------------------
                                                                         PERCENT OF                                       PERCENT OF
                                                                           TOTAL                                             TOTAL
                                      AMORTIZED     FAIR    UNREALIZED   UNREALIZED    AMORTIZED     FAIR    UNREALIZED   UNREALIZED
                                         COST      VALUE       LOSS         LOSS          COST      VALUE       LOSS         LOSS
------------------------------------------------------------------------------------------------------------------------------------
ABS and CMBS
  Aircraft lease receivables         $       52   $     32  $      (20)     29.4%     $       --   $     --  $      --         --
  CDOs                                       37         29          (8)     11.8%              2          1         (1)       0.9%
  Credit card receivables                    48         32         (16)     23.5%             26         17         (9)       7.8%
  Other ABS and CMBS                         41         37          (4)      5.9%             37         32         (5)       4.3%
Corporate
  Financial Services                         --         --          --        --               9          8         (1)       0.9%
  Technology and communications              14         12          (2)      2.9%            211        177        (34)      29.3%
  Transportation                              9          7          (2)      2.9%             13         10         (3)       2.6%
  Utilities                                 117        106         (11)     16.2%            123        107        (16)      13.8%
  Other                                      89         85          (4)      5.9%            226        210        (16)      13.8%
  Diversified equity mutual funds             4          3          (1)      1.5%             64         48        (16)      13.8%
Other securities                             --         --          --        --             102         87        (15)      12.8%
---------------------------------------------------------------------------------------------------------------------------------
TOTAL                                $      411   $    343  $      (68)    100.0      $      813   $    697  $    (116)     100.0%
---------------------------------------------------------------------------------------------------------------------------------
Total general account                $      290   $    239  $      (51)     75.0%     $      552   $    464  $     (88)      75.9%
Total guaranteed separate account    $      121   $    104  $      (17)     25.0%     $      261   $    233  $     (28)      24.1%
=================================================================================================================================

For a discussion of the Company's current view of risk factors relative to certain security types listed above, please refer to the Total Securities with Unrealized Loss Greater Than Six Months by Type table in this section of the MD&A.

EQUITY RISK

The Company's operations are significantly influenced by changes in the equity markets. The Company's profitability depends largely on the amount of assets under management, which is primarily driven by the level of sales, equity market appreciation and depreciation and the persistency of the in-force block of business. Prolonged and precipitous declines in the equity markets can have a significant impact on the Company's operations, as sales of variable products may decline and surrender activity may increase, if customer sentiment towards the equity market turns negative. Lower assets under management will have a negative impact on the Company's financial results, primarily due to lower fee income related to the Investment Products and Individual Life segments, where a heavy concentration of equity-linked products are administered and sold. Furthermore, the Company may experience a reduction in profit margins if a significant portion of the assets held in the variable annuity separate accounts move to the general account and the Company is unable to earn an acceptable investment spread, particularly in light of the low interest rate environment and the presence of contractually guaranteed minimum interest credited rates, which for the most part are at a 3% rate.

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

Additionally, the Investment Products segment sells variable annuity contracts that offer various guaranteed death benefits. For certain guaranteed death benefits, The Hartford pays the greater of (1) the account value at death; (2) the sum of all premium payments less prior withdrawals; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary. The Company currently reinsures a significant portion of the death benefit guarantees associated with its in-force block of business. The Company currently records the death benefit costs, net of reinsurance, as they are incurred.

Declines in the equity market may increase the Company's net exposure to death benefits under these contracts.

The Company's total gross exposure (i.e. before reinsurance) to these guaranteed death benefits as of September 30, 2003 was $16.2 billion. Due to the fact that 77% of this amount is reinsured, the Company's net exposure is $3.7 billion. This amount is often referred to as the retained net amount at risk. However, the Company will incur these guaranteed death benefit payments in the future only if the policyholder has an in-the-money guaranteed death benefit at their time of death. In order to analyze the total costs that the Company may incur in the future related to these guaranteed death benefits, the Company performed an actuarial present value analysis. This analysis included developing a model utilizing stochastically generated scenarios and best estimate assumptions related to mortality and lapse rates. A range of projected costs was developed and discounted back to the financial statement date utilizing the Company's cost of capital, which for this purpose was assumed to be 9.25%. Based on this analysis, the Company estimated a 95% confidence interval of the present value of the retained death benefit costs to be incurred in the future to be a range of $110 to $368 for these contracts. The median of the stochastically generated investment performance scenarios was $176.

On June 30, 2003, the Company recaptured a block of business previously reinsured with an unaffiliated reinsurer. Under this treaty, Hartford Life reinsured a portion of the guaranteed minimum death benefit (GMDB) feature associated with certain of its annuity contracts. As consideration for recapturing the business and final settlement under the treaty, the Company has received assets valued at approximately $32 and one million warrants exercisable for the unaffiliated company's stock. This amount represents to the Company an advance collection of its future recoveries under the reinsurance agreement and will be recognized as future losses are incurred. Prospectively, as a result of the recapture, Hartford Life will be responsible for all of the remaining and ongoing risks associated with the GMDB's related to this block of business. The recapture increased the net amount at risk retained by the Company, which is included in the net amount at risk discussed in Note 2 (f).

In the first quarter of 2004, the Company will adopt the provisions of Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts", (the "SOP"). The provisions of the SOP include a requirement for recording a liability for variable annuity products with a guaranteed minimum death benefit feature. The determination of this liability is also based on models that involve numerous estimates and subjective judgments, including those regarding expected market rates of return and volatility, contract surrender rates and mortality experience. Based on management's preliminary review of the SOP and current market conditions, the unrecorded GMDB liabilities, net of reinsurance, are estimated to be between $50 and $60 at September 30, 2003. Net of estimated DAC and income tax effects, the cumulative effect of establishing the required GMDB reserves is expected to result in a reduction of net income of between $25 and $35. The ultimate actual impact on the Company's financial statements will differ from management's current estimates and will depend in part on market conditions and other factors at the date of adoption.

In addition, the Company offers certain variable annuity products with a GMWB rider. The GMWB provides the policyholder with a guaranteed remaining balance ("GRB") if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. However, annual withdrawals that exceed 7% of the premiums paid may reduce the GRB by an amount greater than the withdrawals and may also impact that guaranteed annual withdrawal amount that subsequently applies after the excess annual withdrawals occur. The policyholder also has the option, after a specified time period, to reset the GRB to the then-current account value, if greater. The GMWB represents an embedded derivative liability in the variable annuity contract that is required to be reported separately from the host variable annuity contract. It is carried at fair value and reported in other policyholder funds. The fair value of the GMWB obligations are calculated based on actuarial assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. Because of the dynamic and complex nature of these cash flows, stochastic techniques under a variety of market return scenarios and other best estimate assumptions are used. Estimating cash flows involves numerous estimates and subjective judgments including those regarding expected market rates of return, market volatility, correlations of market returns and discount rates.

Declines in the equity market may increase the Company's exposure to benefits under these contracts. For all contracts in effect through July 6, 2003, the Company entered into a third party reinsurance arrangement to offset its exposure to the GMWB for the remaining lives of those contracts. As of July 6, 2003, the Company exhausted all but a small portion of the reinsurance capacity for new business under this current arrangement and will be ceding only a very small number of new contracts subsequent to July 6, 2003. Substantially all new contracts with the GMWB are covered by a reinsurance arrangement with a related party. See Note 6 "Related Party Transactions" for information on this arrangement.

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

LEGISLATIVE INITIATIVES

Certain elements of the Jobs and Growth Tax Relief Reconciliation Act of 2003, in particular the reduction in tax rates on long-term capital gains and most dividend distributions, could have a material effect on the Company's sales of variable annuities and other investment products. In addition, other tax proposals and regulatory initiatives which have been or are being considered by Congress could have a material effect on the insurance business. These proposals and initiatives include changes pertaining to the tax treatment of insurance companies and life insurance products and annuities, reductions in certain individual tax rates and the estate tax, reductions in benefits currently received by the Company stemming from the dividends received deduction, changes to the tax treatment of deferred compensation arrangements, and changes to investment vehicles and retirement savings plans and incentives. Prospects for enactment and the ultimate market effect of these proposals are uncertain. Any potential effect to the Company's financial condition or results of operations from the Jobs and Growth Act of 2003 or future tax proposals cannot be reasonably estimated at this time.

On August 15, 2003, the Treasury Department announced that it would not use its legislatively-granted authority to include group life insurance under the Federal backstop for terrorism losses in the Terrorism Risk Insurance Act of 2002. In announcing this decision, the Treasury stated that they would continue to monitor the group life situation.

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

The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of September 30, 2003.

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

In the third quarter of 2003, Hartford Life Insurance Company and its affiliate International Corporate Marketing Group, LLC ("ICMG") settled their intellectual property dispute with Bancorp Services, LLC ("Bancorp"). The dispute concerned, among other things, Bancorp's claims for alleged patent infringement, breach of a confidentiality agreement, and misappropriation of trade secrets related to certain stable value corporate-owned life insurance products. The dispute was the subject of litigation in the United States District Court for the Eastern District of Missouri, in which Bancorp obtained in 2002 a judgment exceeding $134 against HLIC and ICMG after a jury trial on the trade secret and breach of contract claims, and HLIC and ICMG obtained summary judgment on the patent infringement claim. Based on the advice of legal counsel following entry of the judgment, the Company recorded an $11 after-tax charge in the first quarter of 2002 to increase litigation reserves. Both components of the judgment were appealed.

Under the terms of the settlement, Hartford will pay a minimum of $70 and a maximum of $80, depending on the outcome of the patent appeal, to resolve all disputes between the parties. The appeal from the trade secret and breach of contract judgment will be dismissed. The settlement resulted in the recording of a $9 after-tax benefit in the third quarter of 2003 to reflect the Company's portion of the settlement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - See Exhibit Index.

(b) Reports on Form 8-K: None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              HARTFORD LIFE INSURANCE COMPANY

                              /s/ Ernest M. McNeill Jr.
                              --------------------------------------------------
                              Ernest M. McNeill Jr.
                              Vice President and Chief Accounting Officer

November 5, 2003

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
                                    FORM 10-Q
                                 EXHIBITS INDEX

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