Form 10-K
period 2003-12-31
HARTFORD LIFE INSURANCE CO
filed 2004-03-01
CIK 45947

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended December 31, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____________ to ______________

                        Commission file number 002-46577

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No[X]

The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of June 30, 2003 was $0, because all of the outstanding shares of Common Stock were owned by Hartford Life and Accident Insurance Company, a direct wholly owned subsidiary of Hartford Life, Inc.

As of February 20, 2004, there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant.

The registrant meets the conditions set forth in General Instruction (I) (1) (a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

================================================================================

                                    CONTENTS

            ITEM                             DESCRIPTION                                        PAGE
PART I       1     Business of Hartford Life Insurance Company*                                   3
             2     Properties*                                                                    9
             3     Legal Proceedings                                                              9
             4     **

PART II      5     Market for Hartford Life Insurance Company's Common Stock
                   and Related Stockholder Matters                                               10
             6     **
             7     Management's Discussion and Analysis of Financial Condition and
                   Results of Operations*                                                        11
            7A     Quantitative and Qualitative Disclosures About Market Risk                    41
             8     Financial Statements and Supplementary Data                                   41
             9     Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosure                                                      41
            9A     Controls and Procedures                                                       41

PART III    10     **
            11     **
            12     **
            13     **
            14     Principal Accounting Fees and Services                                        41

PART IV     15     Exhibits, Financial Statement Schedules, and Reports on Form 8-K              42
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

*  Item prepared in accordance with General Instruction I (2) of Form 10-K

** Item omitted in accordance with General Instruction I (2) of Form 10-K

PART I

ITEM 1. BUSINESS OF HARTFORD LIFE INSURANCE COMPANY
(DOLLAR AMOUNTS IN MILLIONS, UNLESS OTHERWISE STATED)

GENERAL

Hartford Life Insurance Company and its subsidiaries ("Hartford Life Insurance Company" or the "Company"), is a direct subsidiary of Hartford Life and Accident Insurance Company ("HLA"), a wholly owned subsidiary of Hartford Life, Inc. ("Hartford Life"). Hartford Life is an indirect subsidiary of The Hartford Financial Services Group, Inc. ("The Hartford"). The Company, together with HLA, provides (i) investment products, including variable annuities, fixed market value adjusted ("MVA") annuities, mutual funds and retirement plan services for the savings and retirement needs of over 1.5 million customers, (ii) life insurance for wealth protection, accumulation and transfer needs for approximately 735,000 customers, (iii) group benefits products such as group life and group disability insurance for the benefit of millions of individuals and (iv) corporate owned life insurance, which includes life insurance policies purchased by a company on the lives of its employees. The Company is one of the largest sellers of individual variable annuities, variable universal life insurance and group disability insurance in the United States. The Company's strong position in each of its core businesses provides an opportunity to increase the sale of the Company's products and services as individuals increasingly save and plan for retirement, protect themselves and their families against the financial uncertainties associated with disability or death and engage in estate planning. In an effort to advance the Company's strategy of growing its life and asset accumulation businesses, The Hartford acquired the individual life insurance, annuity and mutual fund businesses of Fortis on April 2, 2001. (For additional information, see the Capital Resources and Liquidity section of the MD&A and Note 15 of Notes to Consolidated Financial Statements).

In the past year, the Company's total assets, increased 21% to $171.9 billion at December 31, 2003 from $142.1 billion at December 31, 2002. The Company generated revenues of $4.9 billion, $3.9 billion and $4.5 billion in 2003, 2002 and 2001, respectively. Additionally, Hartford Life Insurance Company generated net income of $626, $426 and $646 in 2003, 2002, and 2001, respectively.

CUSTOMER SERVICE, TECHNOLOGY AND ECONOMIES OF SCALE

The Company maintains advantageous economies of scale and operating efficiencies due to its growth, attention to expense and claims management and commitment to customer service and technology. These advantages allow the Company to competitively price its products for its distribution network and policyholders. In addition, the Company utilizes computer technology to enhance communications within the Company and throughout its distribution network in order to improve the Company's efficiency in marketing, selling and servicing its products and, as a result, provides high-quality customer service. In recognition of excellence in customer service for variable annuities, Hartford Life Insurance Company was awarded the 2003 Annuity Service Award by DALBAR Inc., a recognized independent financial services research organization, for the eighth consecutive year. Hartford Life Insurance Company is the only company to receive this prestigious award in every year of the award's existence. Also, in 2003 the Company earned its first DALBAR Award for Retirement Plan Service which recognizes Hartford Life Insurance Company as the No. 1 service provider of retirement plans in the industry. Additionally, the Company's Individual Life segment won its third consecutive DALBAR award for service of life insurance customers and its second DALBAR Intermediary Service Award in 2003.

RISK MANAGEMENT

The Company's product designs, prudent underwriting standards and risk management techniques are structured to protect it against disintermediation risk, greater than expected mortality and morbidity experience and, for certain product features, specifically the guaranteed minimum death benefit ("GMDB") and guaranteed minimum withdrawal benefit ("GMWB") offered with variable annuity products, equity market volatility. As of December 31, 2003, the Company had limited exposure to disintermediation risk on approximately 96% of its domestic life insurance and annuity liabilities through the use of non-guaranteed separate accounts, MVA features, policy loans, surrender charges and non-surrenderability provisions. The Company effectively utilizes prudent underwriting to select and price insurance risks and regularly monitors mortality and morbidity assumptions to determine if experience remains consistent with these assumptions and to ensure that its product pricing remains appropriate. The Company also enforces disciplined claims management to protect itself against greater than expected morbidity experience. The Company uses reinsurance structures and has modified benefit features to mitigate the mortality exposure associated with guaranteed minimum death benefits. The Company also uses reinsurance to minimize the volatility associated with the GMWB liability.

REPORTING SEGMENTS

Hartford Life Insurance Company is organized into three reportable operating segments: Investment Products, Individual Life and Corporate Owned Life Insurance ("COLI"). The Company includes in "Other" corporate items not directly allocable to any of its reportable operating segments as well as certain group benefits, including group life and group disability insurance that is directly written by the Company and is substantially ceded to its parent, HLA, realized capital gains and losses and intersegment eliminations. The following is a description of each segment, including a discussion of principal products, methods of distribution and competitive environments. Additional information on Hartford Life Insurance Company's segments may be found in the MD&A and Note 14 of Notes to Consolidated Financial Statements.

Investment Products

The Investment Products segment focuses, through the sale of individual variable and fixed annuities, retirement plan services and other investment products, on the savings and retirement needs of the growing number of individuals who are preparing for retirement or who have already retired. Investment Products generated revenues of $3.4 billion in 2003, $2.7 billion in 2002 and $2.9 billion in 2001, of which individual annuities accounted for $1.7 billion, $1.5 billion and $1.4 billion in 2003, 2002 and 2001, respectively. Net income in the Investment Products segment was $414, $343 and $375 in 2003, 2002 and 2001, respectively.

The Company sells both variable and fixed individual annuity products through a wide distribution network of national and regional broker-dealer organizations, banks and other financial institutions and independent financial advisors. The Company is a market leader in the annuity industry with sales of $16.5 billion, $11.6 billion, and $10.0 billion in 2003, 2002 and 2001, respectively. The Company was the largest seller of individual retail variable annuities in the United States with sales of $15.7 billion in 2003, $10.3 billion in 2002 and $9.0 billion in 2001. In addition, the Company continues to be the largest seller of individual retail variable annuities through banks in the United States.

The Company's total account value related to individual annuity products was $97.7 billion as of December 31, 2003. Of this total account value, $86.5 billion, or 89%, related to individual variable annuity products and $11.2 billion, or 11%, related primarily to fixed MVA annuity products. In 2002, the Company's total account value related to individual annuity products was $74.9 billion. Of this total account value, $64.3 billion, or 86%, related to individual variable annuity products and $10.6 billion, or 14%, related primarily to fixed MVA annuity products.

In addition to its leading position in individual annuities, Hartford Life Insurance Company is among the top providers of retirement products and services, including asset management and plan administration sold to small and medium size corporations pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (referred to as "401(k)") and to municipalities pursuant to
Section 457 and 403(b) of the Internal Revenue Code of 1986, as amended (referred to as "Section 457" and "403(b)", respectively). The Company also provides structured settlement contracts, terminal funding products and other investment products such as guaranteed investment contracts ("GICs").

Principal Products

Individual Variable Annuities -- Hartford Life Insurance Company earns fees, based on policyholders' account values, for managing variable annuity assets and maintaining policyholder accounts. The Company uses specified portions of the periodic deposits paid by a customer to purchase units in one or more mutual funds as directed by the customer, who then assumes the investment performance risks and rewards. As a result, variable annuities permit policyholders to choose aggressive or conservative investment strategies, as they deem appropriate, without affecting the composition and quality of assets in the Company's general account. These products offer the policyholder a variety of equity and fixed income options, as well as the ability to earn a guaranteed rate of interest in the general account of the Company. The Company offers an enhanced guaranteed rate of interest for a specified period of time (no longer than twelve months) if the policyholder elects to dollar-cost average funds from the Company's general account into one or more non-guaranteed separate accounts. Additionally, the Investment Products segment sells variable annuity contracts that offer various guaranteed death benefits. For certain guaranteed death benefits, the Company pays the greater of (1) the account value at death; (2) the sum of all premium payments less prior withdrawals; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary.

Policyholders may make deposits of varying amounts at regular or irregular intervals and the value of these assets fluctuates in accordance with the investment performance of the funds selected by the policyholder. To encourage persistency, many of the Company's individual variable annuities are subject to withdrawal restrictions and surrender charges. Surrender charges range up to 8% of the contract's deposit less withdrawals, and reduce to zero on a sliding scale, usually within seven years from the deposit date. Individual variable annuity account values of $86.5 billion as of December

31, 2003, have grown from $64.3 billion as of December 31, 2002, due to strong net cash flow, resulting from high levels of sales, low levels of surrenders and equity market appreciation. Approximately 90% and 88% of the individual variable annuity account values were held in non-guaranteed separate accounts as of December 31, 2003 and 2002, respectively.

In August 2002, the Company introduced Principal First, a new guaranteed withdrawal benefit rider which is sold in conjunction with the Company's variable annuity contracts. The Principal First rider provides the policyholder with a guaranteed remaining balance ("GRB") if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. However, annual withdrawals that exceed 7% of the premiums paid may reduce the GRB by an amount greater than the withdrawals and may also impact the guaranteed annual withdrawal amount that subsequently applies after the excess annual withdrawals occur. The policyholder also has the option, after a specified time period, to reset the GRB to the then-current account value, if greater.

The assets underlying the Company's variable annuities are managed both internally and by independent money managers, while the Company provides all policy administration services. The Company utilizes a select group of money managers, such as Wellington Management Company, LLP ("Wellington"); Hartford Investment Management Company ("Hartford Investment Management"), a wholly-owned subsidiary of The Hartford; Putnam Financial Services, Inc. ("Putnam"); American Funds; MFS Investment Management ("MFS"); Franklin Templeton Group; and AIM Investments ("AIM"). All have an interest in the continued growth in sales of the Company's products and enhance the marketability of the Company's annuities and the strength of its product offerings. Hartford Leaders, which is a multi-manager variable annuity that combines the product manufacturing, wholesaling and service capabilities of the Company with the investment management expertise of four of the nation's most successful investment management organizations: American Funds, Franklin Templeton Group, AIM and MFS, has emerged as the industry leader in terms of retail sales. In addition, the Director variable annuity, which is managed in part by Wellington, ranks second in the industry in terms of retail sales.

Fixed MVA Annuities -- Fixed MVA annuities are fixed rate annuity contracts which guarantee a specific sum of money to be paid in the future, either as a lump sum or as monthly income. In the event that a policyholder surrenders a policy prior to the end of the guarantee period, the MVA feature increases or decreases the cash surrender value of the annuity in respect of any interest rate decreases or increases, respectively, thereby protecting the Company from losses due to higher interest rates at the time of surrender. The amount of payment will not fluctuate due to adverse changes in the Company's investment return, mortality experience or expenses. The Company's primary fixed MVA annuities have terms varying from one to ten years with an average term of approximately four years. Account values of fixed MVA annuities were $11.2 billion and $10.6 billion as of December 31, 2003 and 2002, respectively.

Governmental -- The Company sells retirement plan products and services to municipalities under Section 457 plans. The Company offers a number of different investment products, including variable annuities and fixed products, to the employees in Section 457 plans. Generally, with the variable products, the Company manages the fixed income funds and certain other outside money managers act as advisors to the equity funds offered in Section 457 plans administered by the Company. As of December 31, 2003, the Company administered over 3,000 plans under Sections 457 and 403(b).

Corporate -- The Company sells retirement plan products and services to corporations under Section 401(k) plans targeting the small and medium case markets. The Company believes these markets are under-penetrated in comparison to the large case market. As of December 31, 2003, the Company administered over 4,100 Section 401(k) plans.

Institutional Investment Products -- The Company sells the following institutional investment products; structured settlements, GICs and other short term funding agreements, institutional mutual funds and other annuity contracts for special purposes such as funding of terminated defined benefit pension plans. Structured settlement contracts provide for periodic payments to an injured person or survivor for a generally determinable number of years, typically in settlement of a claim under a liability policy in lieu of a lump sum settlement. The Company's structured settlements are sold through The Hartford's Property & Casualty insurance operations as well as specialty brokers.

Marketing and Distribution

The Investment Products distribution network is based on management's strategy of utilizing multiple and competing distribution channels to achieve the broadest distribution to reach target customers. The success of the Company's marketing and distribution system depends on its product offerings, fund performance, successful utilization of wholesaling organizations, quality of customer service, and relationships with national and regional broker-dealer firms, banks and other financial institutions, and independent financial advisors (through which the sale of the Company's retail investment products to customers is consummated).

Hartford Life Insurance Company maintains a distribution network of approximately 1,500 broker-dealers and approximately 500 banks. As of December 31, 2003, the Company was selling products through the 25 largest retail banks in the United States. The

Company periodically negotiates provisions and terms of its relationships with unaffiliated parties, and there can be no assurance that such terms will remain acceptable to the Company or such third parties. The Company's primary wholesaler of its individual annuities is PLANCO Financial Services, Inc. and its affiliate, PLANCO, Incorporated (collectively "PLANCO") a wholly owned subsidiary of HLA. PLANCO is one of the nation's largest wholesalers of individual annuities and has played a significant role in The Hartford's growth over the past decade. As a wholesaler, PLANCO distributes the Company's fixed and variable annuities, and 401(k) plans by providing sales support to registered representatives, financial planners and broker-dealers at brokerage firms and banks across the United States. Owning PLANCO secures an important distribution channel for the Company and gives the Company a wholesale distribution platform which it can expand in terms of both the number of individuals wholesaling its products and the portfolio of products which they wholesale. In addition, the Company uses internal personnel with extensive experience in the Section 457 market, as well as access to the Section 401(k) market, to sell its products and services in the retirement plan and institutional markets.

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

Regulatory Developments

Recently, there has been a significant increase in federal and state regulatory activity relating to financial services companies, particularly mutual funds companies. These regulatory inquiries have focused on a number of mutual fund issues. The Company, like many others in the financial services industry, has received requests for information from the Securities and Exchange Commission and a subpoena from the New York Attorney General's Office, in each case requesting documentation and other information regarding various mutual fund regulatory issues. The Company continues to cooperate fully with these regulatory agencies in responding to these requests. In addition, representatives from the SEC's Office of Compliance Inspections and Examinations recently concluded an on-site compliance examination of the Company's variable annuity and mutual fund operations.

Hartford Life's mutual funds are available for purchase by the separate accounts of different variable life insurance policies, variable annuity products, and funding agreements, and they are offered directly to certain qualified retirement plans. Although existing products contain transfer restrictions between subaccounts, some products, particularly older variable annuity products, do not contain restrictions on the frequency of transfers. In addition, as a result of the settlement of litigation against the Company with respect to certain owners of older variable annuity products, the Company's ability to restrict transfers by these owners is limited.

A number of companies recently have announced settlements of enforcement actions with various regulatory agencies, primarily the Securities and Exchange Commission and the New York Attorney General's Office. No such action has been initiated against the Company. It is possible that one or more regulatory agencies may pursue action against the Company in the future.

INDIVIDUAL LIFE

The Individual Life segment provides life insurance solutions to a wide array of partners to solve the wealth protection, accumulation and transfer needs of their affluent, emerging affluent and business insurance clients. The individual life business acquired from Fortis in 2001 added significant scale to the Company's Individual Life segment, contributing to a significant increase in life insurance in force in that year. Revenues were $893, $858, and $774 for the years ended December 31, 2003, 2002 and 2001, respectively. Net income in the Individual Life segment was $134, $116, and $106 for the years ended December 31, 2003, 2002 and 2001, respectively.

Principal Products

Hartford Life Insurance Company holds a significant market share in the variable universal life product market. In 2003, the Company's new sales of individual life insurance were 54% variable universal life, 41% universal life and other, and 5% term life insurance.

Variable universal life -- Variable universal life insurance provides a return linked to an underlying investment portfolio and the Company allows policyholders to determine their desired asset mix among a variety of underlying mutual funds. As the return on the investment portfolio increases or decreases, the surrender value of the variable universal life policy will increase or decrease, and, under certain policyholder options or market conditions, the death benefit may also increase or decrease. The Company's second-to-die products are distinguished from other products in that two lives are insured rather than one, and the policy proceeds are paid upon the death of both insureds. Second-to-die policies are frequently used in estate planning for a married couple. Variable universal life account values were $4.7 billion and $3.6 billion as of December 31, 2003 and 2002, respectively.

Universal Life and Interest Sensitive Whole Life -- Universal life and interest sensitive whole life insurance coverages provide life insurance with adjustable rates of return based on current interest rates. The Company offers both flexible and fixed premium policies and provides policyholders with flexibility in the available coverage, the timing and amount of premium payments and the amount of the death benefit, provided there are sufficient policy funds to cover all policy charges for the coming period. The Company also sells universal life insurance policies with a second-to-die feature similar to that of the variable universal life insurance product offered.

Marketing and Distribution

Consistent with the Company's strategy to access multiple distribution outlets, the Individual Life distribution organization has been developed to penetrate a multitude of retail sales channels. These include independent life insurance sales professionals; agents of other companies; national, regional and independent broker-dealers; banks, financial planners, certified public accountants and property and casualty insurance organizations. The primary organization used to wholesale Hartford Life's products to these outlets is a group of highly qualified life insurance professionals with specialized training in sophisticated life insurance sales. These individuals are generally employees of the Company who are managed through a regional sales office system. Additional distribution is provided through Woodbury Financial Services, a subsidiary retail broker dealer and other marketing relationships.

Competition

The Individual Life segment competes with approximately 1,200 life insurance companies in the United States, as well as other financial intermediaries marketing insurance products. Competitive factors related to this segment are primarily the breadth and quality of life insurance products offered, pricing, relationships with third-party distributors, effectiveness of wholesaling support, pricing and availability of reinsurance and the quality of underwriting and customer service.

CORPORATE OWNED LIFE INSURANCE ("COLI")

Hartford Life Insurance Company is a leader in the COLI market, which includes life insurance policies purchased by a company on the lives of its employees, with the company or a trust sponsored by the company named as the beneficiary under the policy. Until the passage of Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), the Company sold two principal types of COLI, leveraged and variable products. Leveraged COLI is a fixed premium life insurance policy owned by a company or a trust sponsored by a company. HIPAA phased out the deductibility of interest on policy loans under leveraged COLI at the end of 1998, virtually eliminating all future sales of leveraged COLI. Variable COLI continues to be a product used by employers to fund non-qualified benefits or other post-employment benefit liabilities.

Variable COLI account values were $21.0 billion and $19.7 billion as of December 31, 2003 and 2002, respectively. Leveraged COLI account values decreased to $2.5 billion as of December 31, 2003 from $3.3 billion as of December 31, 2002, primarily due to surrender activity. COLI generated revenues of $482, $592 and $717 for the years ended December 31, 2003, 2002 and 2001, respectively and net income of $46, $31 and $36 in 2003, 2002 and 2001, respectively.

RESERVES

In accordance with applicable insurance regulations under which the Company operates, life insurance subsidiaries of Hartford Life establish and carry as liabilities actuarially determined reserves which are calculated to meet the Company's future obligations. Reserves for life insurance and disability contracts are based on actuarially recognized methods using prescribed morbidity and mortality tables in general use in the United States, which are modified to reflect the Company's actual experience when appropriate. These reserves are computed at amounts that, with additions from estimated premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet the Company's policy obligations at their maturities or in the event of an insured's disability or death. Reserves also include unearned premiums, premium deposits, claims incurred but not reported and claims reported but not yet paid. Reserves for assumed reinsurance are computed in a manner that is comparable to direct insurance reserves. Additional information on Hartford Life Insurance Company reserves may be found in the Critical Accounting Estimates section of the MD&A under "Reserves" .

CEDED REINSURANCE

In accordance with normal industry practice, the Company is involved in both the cession and assumption of insurance with other insurance and reinsurance companies. As of December 31, 2003, the largest amount of life insurance retained on any one life by any one of the life operations was approximately $2.5. In addition, the Company has reinsured the majority of the minimum death benefit guarantees and the guaranteed minimum withdrawal benefits offered in connection with its variable annuity contracts. The majority of variable annuity contracts issued since August 2002 include a guaranteed minimum withdrawal benefit ("GMWB") rider. The GMWB represents an embedded derivative in the variable annuity contract that is required to be reported separately from the host variable annuity contract. For all contracts in effect through July 6, 2003, the Company entered into a third party reinsurance arrangement to offset its exposure to the GMWB for the remaining lives of those contracts. As of July 6, 2003, the Company exhausted all but a small portion of the reinsurance capacity for new business under this current arrangement and will be ceding only a very small number of new contracts subsequent to July 6, 2003. Substantially all new contracts with the GMWB are covered by a reinsurance arrangement with a related party. See Note 13 "Transactions with Affiliates" for information on this arrangement. Ceded reinsurance does not relieve the Company of its primary liability and, as such, failure of reinsurers to honor their obligations could result in losses to the Company. The Company also assumes reinsurance from other insurers. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. For the years ended December 31, 2003, 2002 and 2001, the Company did not make any significant changes in the terms under which reinsurance is ceded to other insurers except for the Company's recapture of a block of business previously reinsured with an unaffiliated reinsurer. For further discussion see Note 10 in "Notes to Consolidated Financial Statements".

INVESTMENT OPERATIONS

An important element of the financial results of Hartford Life Insurance Company is return on invested assets. The investment portfolios are managed based on the underlying characteristics and nature of each operation's respective liabilities and within established risk parameters.

The investment portfolios of the Company are managed by Hartford Investment Management, a wholly-owned subsidiary of The Hartford. Hartford Investment Management is responsible for monitoring and managing the asset/liability profile, establishing investment objectives and guidelines and determining, within specified risk tolerances and investment guidelines, the appropriate asset allocation, duration, convexity and other characteristics of the portfolios. Security selection and monitoring are performed by asset class specialists working within dedicated portfolio management teams.

The primary investment objective of the Company's general account and guaranteed separate accounts is to maximize after-tax returns consistent with acceptable risk parameters, including the management of the interest rate sensitivity of invested assets and the generation of sufficient liquidity, relative to that of policyholder and corporate obligations.

For a further discussion of Hartford Life Insurance Company's approach to managing risks, including derivative utilization, see the Investments and Capital Markets Risk Management sections, of the MD&A, as well as Note 2 of Notes to Consolidated Financial Statements.

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

Most states have enacted legislation that regulates insurance holding company systems such as the Company. This legislation provides that each insurance company in the system is required to register with the insurance department of its state of domicile and furnish information concerning the operations of companies within the holding company system which may materially affect the operations, management or financial condition of the insurers within the system. All transactions within a holding company system affecting insurers must be fair and equitable. Notice to the insurance departments is required prior to the consummation of transactions affecting the ownership or control of an insurer and of certain material transactions between an insurer and any entity in its holding company system. In addition, certain of such transactions cannot be consummated without the applicable insurance department's prior approval.

RATINGS

Reference is made to the Capital Resources and Liquidity section of the MD&A under "Ratings".

RISK-BASED CAPITAL

Reference is made to the Capital Resources and Liquidity section of the MD&A under "Risk-Based Capital".

LEGISLATIVE AND REGULATORY INITIATIVES

Reference is made to the Regulatory Matters and Contingencies section of the MD&A under "Legislative Initiatives".

INSOLVENCY FUND

Reference is made to the Regulatory Matters and Contingencies section of the MD&A under "Guaranty Fund".

NAIC PROPOSALS

Reference is made to the Regulatory Matters and Contingencies section of the MD&A under "NAIC Codification".

DEPENDENCE ON CERTAIN THIRD PARTY RELATIONSHIPS

Reference is made to the Regulatory Matters and Contingencies section of the MD&A under "Dependence on Certain Third Party Relationships".

EMPLOYEES

Hartford Life Insurance Company had approximately 3,800 employees at December 31, 2003.

ITEM 2. PROPERTIES

Hartford Life Insurance Company's principal executive offices are located in Simsbury, Connecticut. The Company's home office complex consists of approximately 655 thousand square feet, and is leased from a third party by Hartford Fire Insurance Company ("Hartford Fire"), a direct subsidiary of The Hartford. This lease expires in the year 2009. Expenses associated with these offices are allocated on a direct basis to Hartford Life Insurance Company by Hartford Fire. The Company believes its properties and facilities are suitable and adequate for current operations.

ITEM 3. LEGAL PROCEEDINGS

The Company is or may become involved in various kinds of legal actions, some of which assert claims for substantial amounts. These actions may include, among others, putative state and federal class actions seeking certification of a state or national class. The Company also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition of the Company. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company's consolidated results of operations or cash flows in particular quarterly or annual periods.

Bancorp Services, LLC - In the third quarter of 2003, Hartford Life Insurance Company ("HLIC") and its affiliate International Corporate Marketing Group, LLC ("ICMG") settled their intellectual property dispute with Bancorp Services, LLC ("Bancorp"). The dispute concerned, among other things, Bancorp's claims for alleged patent infringement, breach of a confidentiality agreement, and misappropriation of trade secrets related to certain stable value corporate-owned life insurance products. The dispute was the subject of litigation in the United States District Court for the Eastern District of Missouri, in which Bancorp obtained in 2002 a judgment exceeding $134 against HLIC and ICMG after a jury trial on the trade secret and breach of contract claims, and HLIC and ICMG obtained summary judgment on the patent infringement claim. Based on the advice of legal counsel following entry of the judgment, the Company recorded an $11 after-tax charge in the first quarter of 2002 to increase litigation reserves. Both components of the judgment were appealed.

Under the terms of the settlement, HLIC and ICMG will pay a minimum of $70 and a maximum of $80, depending on the outcome of the patent appeal, to resolve all disputes between the parties. The appeal from the trade secret and breach of contract judgment will be dismissed. The settlement resulted in the recording of a $9 after-tax benefit in the third quarter of 2003, to reflect the Company's portion of the settlement.

Reinsurance Arbitration - On March 16, 2003, a final decision and award was issued in the previously disclosed reinsurance arbitration between subsidiaries of The Hartford and one of their primary reinsurers relating to policies with guaranteed death benefits written from 1994 to 1999. The arbitration involved alleged breaches under the reinsurance treaties. Under the terms of the final decision and award, the reinsurer's reinsurance obligations to The Hartford's subsidiaries were unchanged and not limited or reduced in any manner. The award was confirmed by the Connecticut Superior Court on May 5, 2003.

PART II

ITEM 5. MARKET FOR HARTFORD LIFE INSURANCE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

All of the Company's outstanding shares are ultimately owned by Hartford Life and Accident Insurance Company, which is ultimately a subsidiary of The Hartford. As of February 20, 2004, the Company had issued and outstanding 1,000 shares of Common Stock, $5,690 par value per share. There is no established public trading market for the Company's Common Stock.

For a discussion regarding the Company's payment of dividends, and the restrictions related thereto, see the Capital Resources and Liquidity section of the MD&A under "Dividends".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in millions, unless otherwise stated)

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") addresses the financial condition of Hartford Life Insurance Company and its subsidiaries ("Hartford Life Insurance Company" or the "Company") as of December 31, 2003, compared with December 31, 2002, and its results of operations for the three years ended December 31, 2003, 2002 and 2001. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes beginning on page F-1.

Certain of the statements contained herein are forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company's control and have been made based upon management's expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of various factors. These factors include: the uncertain effect on the Company of the Jobs and Growth Tax Relief Reconciliation Act of 2003, in particular the reduction in tax rates on long-term capital gains and most dividend distributions; the response of reinsurance companies under reinsurance contracts, the impact of increasing reinsurance rates and the availability and adequacy of reinsurance to protect the Company against losses; the inability to effectively mitigate the impact of equity market volatility on the Company's financial position and results of operations arising from obligations under annuity product guarantees; the possibility of more unfavorable loss experience than anticipated; the possibility of general economic and business conditions that are less favorable than anticipated; the effect of changes in interest rates, the stock markets or other financial markets; stronger than anticipated competitive activity; unfavorable legislative, regulatory or judicial developments; the Company's ability to distribute its products through distribution channels, both current and future; the uncertain effects of emerging claim and coverage issues; the effect of assessments and other surcharges for guaranty funds; a downgrade in the Company's claims-paying, financial strength or credit ratings; the ability of the Company's subsidiaries to pay dividends to the Company; and other factors described in such forward-looking statements.

Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

INDEX

Critical Accounting Estimates                              11
Consolidated Results of Operations:  Operating Summary     16
Investment Products                                        18
Individual Life                                            20
Corporate Owned Life Insurance (COLI)                      21
Investments                                                22
Investment Credit Risk                                     25
Capital Markets Risk Management                            30
Capital Resources and Liquidity                            36
Effect of Inflation                                        39
Impact of New Accounting Standards                         39

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

The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: deferred policy acquisition costs and present value of future profits, valuation of investments; valuation of derivative instruments; reserves and contingencies. In developing these estimates management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements.

DEFERRED POLICY ACQUISITION COSTS AND PRESENT VALUE OF FUTURE PROFITS

Policy acquisition costs, which include commissions and certain other expenses that vary with and are primarily associated with acquiring business, are deferred and amortized over the estimated lives of the contracts, usually 20 years. These deferred costs, together with the present value of future profits of acquired business, are recorded as an asset commonly referred to as deferred policy acquisition costs and present value of future profits ("DAC"). At December 31, 2003 and 2002, the carrying value of the Company's DAC was $6.1 billion and $5.5 billion, respectively. For statutory accounting purposes, such costs are expensed as incurred.

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

The Company regularly evaluates its EGPs to determine if actual experience or other evidence suggests that earlier estimates should be revised. In the event that the Company were to revise its EGPs, the cumulative DAC amortization would be adjusted to reflect such revised EGPs in the period the revision was determined to be necessary. Several assumptions considered to be significant in the development of EGPs include separate account fund performance, surrender and lapse rates, estimated interest spread and estimated mortality. The separate account fund performance assumption is critical to the development of the EGPs related to the Company's variable annuity and to a lesser extent, variable universal life insurance businesses. The average annual long-term rate of assumed separate account fund performance (before mortality and expense charges) used in estimating gross profits for the variable annuity and variable universal life business was 9% for the years ended December 31, 2003 and 2002. For other products, including fixed annuities and other universal life-type contracts, the average assumed investment yield ranged from 5% to 8.5% for both years ended December 31, 2003 and 2002.

The Company has developed sophisticated modeling capabilities to evaluate its DAC asset, which allowed it to run a large number of stochastically determined scenarios of separate account fund performance. These scenarios were then utilized to calculate a statistically significant range of reasonable estimates of EGPs. This range was then compared to the present value of EGPs currently utilized in the DAC amortization model. As of December 31, 2003, the present value of the EGPs utilized in the DAC amortization model fall within a reasonable range of statistically calculated present value of EGPs. As a result, the Company does not believe there is sufficient evidence to suggest that a revision to the EGPs (and therefore, a revision to the DAC) as of December 31, 2003 is necessary; however, if in the future the EGPs utilized in the DAC amortization model were to exceed the margin of the reasonable range of statistically calculated EGPs, a revision could be necessary. Furthermore, the Company has estimated that the present value of the EGPs is likely to remain within a reasonable range if overall separate account returns decline by 15% or less for 2004, and if certain other assumptions that are implicit in the computations of the EGPs are achieved.

Additionally, the Company continues to perform analyses with respect to the potential impact of a revision to future EGPs. If such a revision to EGPs were deemed necessary, the Company would adjust, as appropriate, all of its assumptions for products accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments", and reproject its future EGPs based on current account values at the end of the quarter in which a revision is deemed to be necessary. To illustrate the effects of this process, assume the Company had concluded that a revision of the Company's EGPs was required at December 31, 2003. If the Company assumed a 9% average long-term rate of growth from December 31, 2003 forward along with other appropriate assumption changes in determining the revised EGPs, the Company estimates the cumulative increase to amortization would be approximately $60-$70, after-tax. If instead the Company were to assume a long-term growth rate of 8% in determining the revised EGPs, the adjustment would be approximately $75-$90, after-tax. Assuming that such an adjustment were to have been required, the Company anticipates that there would have been immaterial impacts on its DAC amortization for the 2004 and 2005 years exclusive of the adjustment, and that there would have been positive earnings effects in later years. Any such adjustment would not affect statutory income or surplus, due to the prescribed accounting for such amounts that is discussed above.

Aside from absolute levels and timing of market performance assumptions, additional factors that will influence this determination include the degree of volatility in separate account fund performance and shifts in asset allocation within the separate account made by policyholders. The overall return generated by the separate account is dependent on several factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds as well as equity sector weightings. The Company's overall separate account fund performance has been reasonably correlated to the overall performance of the S&P 500 Index (which closed at 1,112 on December 31, 2003), although no assurance can be provided that this correlation will continue in the future.

The overall recoverability of the DAC asset is dependent on the future profitability of the business. The Company tests the aggregate recoverability of the DAC asset by comparing the amounts deferred to the present value of total EGPs. In addition, the Company routinely stress tests its DAC asset for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced another significant sell-off, as the majority of policyholders' funds in the separate accounts is invested in the equity market. As of December 31, 2003, the Company believed variable annuity separate account assets could fall by at least 40% before portions of its DAC asset would be unrecoverable.

VALUATION OF INVESTMENTS AND DERIVATIVE INSTRUMENTS

The Company's investments in both fixed maturities, which include bonds, redeemable preferred stock and commercial paper and equity securities, which include common and non-redeemable preferred stocks, are classified as "available-for-sale" as defined in Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, these securities are carried at fair value with the after-tax difference from amortized cost, as adjusted for the effect of deducting the life and pension policyholders' share of the immediate participation guaranteed contracts and certain life and annuity deferred policy acquisition costs, reflected in stockholders' equity as a component of accumulated other comprehensive income ("AOCI"). Policy loans are carried at outstanding balance, which approximates fair value. Other investments primarily consist of limited partnership interests, derivatives and mortgage loans. The limited partnerships are accounted for under the equity method and accordingly the partnership earnings are included in net investment income. Derivatives are carried at fair value and mortgage loans on real estate are recorded at the outstanding principal balance adjusted for amortization of premiums or discounts and net of valuation allowances, if any.

Valuation of Fixed Maturities

The fair value for fixed maturity securities is largely determined by one of three primary pricing methods: independent third party pricing services, independent broker quotations or pricing matrices which use data provided by external sources. With the exception of short-term securities for which amortized cost is predominantly used to approximate fair value, security pricing is applied using a hierarchy or "waterfall" approach whereby prices are first sought from independent pricing services with the remaining unpriced securities submitted to brokers for prices or lastly priced via a pricing matrix.

Prices from independent pricing services are often unavailable for securities that are rarely traded or are traded only in privately negotiated transactions. As a result, a significant percentage of the Company's asset-backed and commercial mortgage-backed securities are priced via broker quotations. A pricing matrix is used to price securities for which the Company is unable to obtain either a price from a third party service or an independent broker quotation. The pricing matrix begins with current treasury rates and uses credit spreads and issuer-specific yield adjustments received from an independent third party source to determine the market price for the security. The credit spreads incorporate the issuer's credit rating as assigned by a nationally recognized rating agency and a risk premium, if warranted, due to the issuer's industry and security's time to maturity. The issuer-specific yield adjustments, which can be positive or negative, are updated twice annually, as of June 30 and December 31, by an independent third-party source and are intended to adjust security prices for issuer-specific factors. The matrix-priced securities at December 31, 2003 and 2002, primarily consisted of non-144A private placements and have an average duration of 4.3 and 4.4, respectively.

The following table identifies the fair value of fixed maturity securities by pricing source as of December 31, 2003 and 2002:

                                                               2003                                           2002
                                               --------------------------------------        --------------------------------------
                                                General and Guaranteed     Percentage         General and Guaranteed     Percentage
                                                Separate Account Fixed      of Total          Separate Account Fixed      of Total
                                               Maturities at Fair Value    Fair Value        Maturities at Fair Value    Fair Value
                                               ------------------------    ----------        ------------------------    ----------
Priced via independent market quotations         $            33,985          81.2%             $           27,437           76.5%
Priced via broker quotations                                   3,060           7.3%                          4,641           12.9%
Priced via matrices                                            3,086           7.4%                          2,685            7.5%
Priced via other methods                                         280           0.7%                            239            0.7%
Short-term investments [1]                                     1,409           3.4%                            869            2.4%
                                                 -------------------         -----              ------------------          -----
    TOTAL                                        $            41,820         100.0%             $           35,871          100.0%
                                                 -------------------         -----              ------------------          -----
    Total general accounts                       $            30,085          71.9%             $           24,786           69.1%
    Total guaranteed separate accounts           $            11,735          28.1%             $           11,085           30.9%
                                                 -------------------         -----              ------------------          -----

[1] Short-term investments are valued at amortized cost, which approximates fair value.

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. As such, the estimated fair value of a financial instrument may differ significantly from the amount that could be realized if the security was sold immediately.

Other-Than-Temporary Impairments

One of the significant estimations inherent in the valuation of investments is the evaluation of other-than-temporary impairments. The evaluation of impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer's financial condition or near term recovery prospects and the effects of changes in interest rates. The Company's accounting policy requires that a decline in the value of a security below its amortized cost basis be assessed to determine if the decline is other-than-temporary. If so, the security is deemed to be other-than-temporarily impaired, and a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security. The fair value of the other-than-temporarily impaired investment becomes its new cost basis. The Company has a security monitoring process overseen by a committee of investment and accounting professionals that identifies securities that, due to certain characteristics, as described below, are subjected to an enhanced analysis on a quarterly basis.

Securities not subject to Emerging Issues Task Force ("EITF") Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("non-EITF Issue No. 99-20 securities"), that are depressed by twenty percent or more for six months are presumed to be other-than-temporarily impaired unless the depression is the result of rising interest rates or significant objective verifiable evidence supports that the security price is temporarily depressed and is expected to recover within a reasonable period of time. Non-EITF Issue No. 99-20 securities depressed less than twenty percent or depressed twenty percent or more but for less than six months are also reviewed to determine if an other-than-temporary impairment is present. The primary factors considered in evaluating whether a decline in value for non-EITF Issue No. 99-20 securities is other-than-temporary include: (a) the length of time and the extent to which the fair value has been less than cost, (b) the financial condition, credit rating and near-term prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments and (d) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery.

For certain securitized financial assets with contractual cash flows (including asset-backed securities), EITF Issue No. 99-20 requires the Company to periodically update its best estimate of cash flows over the life of the security. If the fair value of a securitized financial asset is less than its carrying amount and there has been a decrease in the present value of the estimated cash flows since the last revised estimate, considering both timing and amount, then an other-than-temporary impairment charge is recognized. Projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral.

For securities expected to be sold, an other-than-temporary impairment charge is recognized if the Company does not expect the fair value of a security to recover to amortized cost prior to the expected date of sale. Once an impairment charge has been recorded, the Company continues to review the other-than-temporarily impaired securities for additional other-than-temporary impairments.

Valuation of Derivative Instruments

Derivative instruments are reported at fair value based upon either independent market quotations for exchange traded derivative contracts, independent third party pricing sources or pricing valuation models which utilize independent third party data as inputs. Valuation of derivatives underlying the GMWB investment product is discussed below.

Valuation of Guaranteed Minimum Withdrawal Benefit Embedded Derivatives

An embedded derivative instrument is reported at fair value based upon internally established valuations that are consistent with external valuation models, quotations furnished by dealers in such instrument or market quotations. The Company has calculated the fair value of the guaranteed minimum withdrawal benefit ("GMWB") embedded derivative liability based on actuarial assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. Because of the dynamic and complex nature of these cash flows, stochastic techniques under a variety of market return scenarios and other best estimate assumptions are used. Estimating these cash flows involves numerous estimates and subjective judgments including those regarding expected market rates of return, market volatility, correlations of market returns and discount rates. At each valuation date, the Company assumes expected returns based on risk-free rates as represented by the current LIBOR forward curve rates; market volatility assumptions for each underlying index is based on a blend of observed market "implied volatility" data and annualized standard deviations of monthly returns using the most recent 20 years of observed market performance; correlations of market returns across underlying indices is based on actual observed market returns and relationships over the ten years preceding the valuation date; and current risk-free spot rates as represented by the current LIBOR spot curve is used to determine the present value of expected future cash flows produced in the stochastic projection process.

RESERVES

The Company and its insurance subsidiaries establish and carry as liabilities actuarially determined reserves which are calculated to meet Hartford Life Insurance Company's future obligations. Reserves for life insurance and disability contracts are based on actuarially recognized methods using prescribed morbidity and mortality tables in general use in the United States, which are modified to reflect the Company's actual experience when appropriate. These reserves are computed at amounts that, with additions from estimated premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet the Company's policy obligations at their maturities or in the event of an insured's death. Changes in or deviations from the assumptions used for mortality, morbidity, expected future premiums and interest can significantly affect the Company's reserve levels and related future operations. Reserves also include unearned premiums, premium deposits, claims incurred but not reported ("IBNR") and claims reported but not yet paid. Reserves for assumed reinsurance are computed in a manner that is comparable to direct insurance reserves.

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

For investment contracts, policyholder liabilities are equal to the accumulated policy account values, which consist of an accumulation of deposit payments plus credited interest, less withdrawals and amounts assessed through the end of the period. Certain investment contracts include provisions whereby a guaranteed minimum death benefit is provided in the event that the contractholder's account value at death is below the guaranteed value. Although the Company reinsures the majority of the death benefit guarantees associated with its in-force block of business, declines in the equity market may increase the Company's net exposure to death benefits under these contracts. In addition, these contracts contain various provisions for determining the amount of the death benefit guaranteed following the withdrawal of a portion of the account value by the policyholder. Partial withdrawals under certain of these contracts may not result in a reduction in the guaranteed minimum death benefit in proportion to the portion surrendered. The Company records the death benefit costs, net of reinsurance, as they are incurred. See Impact of New Accounting Standards section for a discussion of the Company's adoption of Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (the "SOP") in 2004 and the recording of a liability for GMDB in accordance with the provisions of the SOP.

For the Company's group disability policies, the level of reserves is based on a variety of factors including particular diagnoses, termination rates and benefit levels.

ACCOUNTING FOR CONTINGENCIES

Management follows the requirements of SFAS No. 5 "Accounting for Contingencies". This statement requires management to evaluate each contingent matter separately. The evaluation is a two-step process, including: determining a likelihood of loss, and, if a loss is likely, developing a potential range of loss. Management establishes reserves for these contingencies at its "best estimate", or, if no one number within the range of possible losses is more likely than any other, the Company records an estimated reserve at the low end of the range of losses. The majority of contingencies currently being evaluated by the Company relate to litigation and tax matters, which are inherently difficult to evaluate and subject to significant changes.

CONSOLIDATED RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Hartford Life Insurance Company provides investment and retirement products such as variable and fixed annuities, and retirement plan services and other institutional products; individual and corporate owned life insurance; and, group benefit products, such as group life and group disability insurance that is directly written by the Company and is substantially ceded to its parent, Hartford Life and Accident Insurance Company (HLA).

The Company derives its revenues principally from: (a) fee income, including asset management fees on separate account and mortality and expense fees, as well as cost of insurance charges; (b) fully insured premiums; (c) certain other fees; and (d) net investment income on general account assets. Asset management fees and mortality and expense fees are primarily generated from separate account assets, which are deposited with the Company through the sale of variable annuity and variable universal life products. Cost of insurance charges are assessed on the net amount at risk for investment-oriented life insurance products. Premium revenues are derived primarily from the sale of group life and group disability insurance products.

The Company's expenses essentially consist of interest credited to policyholders on general account liabilities, insurance benefits provided, dividends to policyholders, costs of selling and servicing the various products offered by the Company, and other general business expenses.

The Company's profitability in its variable annuity business and to a lesser extent, variable universal life depends largely on the amount of its assets under management on which it earns fees and the level of fees charged. Changes in assets under management are comprised of two main factors: net flows, which measure the success of the Company's asset gathering and retention efforts (sales and other deposits less surrenders) and the market return of the funds, which is heavily influenced by the return on the equity markets. The profitability of the Company's fixed annuities depends largely on its ability to earn target spreads between earned investment rates on its general account assets and interest credited to policyholders. Profitability is also influenced by operating expense management including the benefits of economies of scale in its variable annuity businesses in particular. In addition, the size and persistency of gross profits from these businesses is an important driver of earnings as it affects the amortization of the deferred policy acquisition costs.

The Company's profitability in its individual life insurance business depends largely on the size of its in force block, the adequacy of product pricing and underwriting discipline, and the efficiency of its claims and expense management.

OPERATING SUMMARY

                                                                                    2003 VS. 2002  2002 VS. 2001
                                                    2003     2002        2001            CHANGE      CHANGE
                                                  -------   -------    -------           ------      ------
Fee income                                        $ 2,169   $ 2,079    $ 2,157              4%         (4%)
Earned premiums                                       806       453        799             78%        (43%)
Net investment income                               1,764     1,572      1,491             12%          5%
Other revenues                                        128       121        128              6%         (5%)
Net realized capital gains (losses)                     1      (276)       (87)            NM          NM
                                                  -------   -------    -------             --         ---
   TOTAL REVENUES                                   4,868     3,949      4,488             23%        (12%)
                                                  -------   -------    -------             --         ---
Benefits, claims and claim adjustment expenses      2,726     2,275      2,536             20%        (10%)
Amortization of deferred policy acquisition           660       531        566             24%         (6%)
   costs and present value of future profits
Insurance operating costs and expenses                636       625        610              2%          2%
Other expenses                                         52        90         80            (42%)        13%
                                                  -------   -------    -------             --         ---
   TOTAL BENEFITS, CLAIMS AND  EXPENSES             4,074     3,521      3,792             16%         (7%)
                                                  -------   -------    -------             --         ---
   INCOME BEFORE INCOME TAXES                         794       428        696             86%        (39%)
Income Tax expense                                    168         2         44             NM         (95%)
                                                  -------   -------    -------             --         ---
Cumulative effect of accounting changes, net of
   tax [1]                                              -         -         (6)             -         100%
                                                  -------   -------    -------             --         ---
    NET INCOME                                    $   626   $   426    $   646             47%        (34%)
                                                  =======   =======    =======             ==         ===

[1] For the year ended December 31, 2001, represents the cumulative impact of the Company's adoption of SFAS No. 133 of $(3) and EITF Issue 99-20 of $(3).

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

On April 2, 2001, The Hartford acquired the United States individual life insurance, annuity and mutual fund businesses of Fortis. This transaction was accounted for as a purchase and, as such, the revenues and expenses generated by this business from April 2, 2001 forward are included in the Company's consolidated results of operations. (For further disclosure, see Note 15 of Notes to Consolidated Financial Statements).

2003 COMPARED TO 2002 -- Revenues increased as a result of realized gains in 2003 as compared to realized losses in 2002. (See the Investments section for further discussion of investment results and related realized capital losses.) Also contributing to the increased revenues were higher earned premiums and net investment income in the Investment Products segment as compared to the prior year.

The increase in earned premiums in Investment Products is attributed to higher sales in the institutional investment products business, specifically, in the terminal funding and structured settlement businesses. Additionally, net investment income increased due to higher general account assets in the individual annuity business and growth in assets in the institutional investments business. Fee income in the Investment Products segment was higher in 2003 compared to a year ago, as a result of higher average account values, specifically in the individual annuities business, due primarily to stronger variable annuity sales compared to the prior year. The Individual Life segment reported an increase in revenues in 2003 compared to a year ago driven by increases in fees and cost of insurance as life insurance inforce grew and aged, and variable universal life account values increased 30% due primarily to the growth in the equity markets. Partially offsetting these increases were lower fee income and net investment income in the COLI segment. The decrease in COLI net investment income for 2003 was primarily due to lower average leveraged COLI account values as a result of surrender activity. In addition, COLI had lower fee income due in part to lower sales in 2003, as compared to the prior year.

Benefits, claims and expenses increased primarily due to increases in the Investment Products segment associated with the growth in the individual annuity and institutional investments businesses discussed above. Partially offsetting this increase was a decrease in interest credited expenses in COLI related to the decline in leverage COLI account values. For the year ended December 31, 2003, COLI other expenses decreased due to a $9 after-tax benefit, associated with the settlement for the Bancorp Services, LLC ("Bancorp") litigation. (For further discussion of the Bancorp litigation, see Note 12 of Notes to Consolidated Financial Statements.)

Net income increased for the year ended December 31, 2003 due primarily to the growth in the Investment Products segment and a decrease in net realized capital losses compared to a year ago. Additionally, Individual Life experienced earnings growth in 2003 due to increases in fee income, favorable mortality and growth in the in force business. COLI net income increased $15 primarily due to the benefit for the Bancorp litigation recorded in 2003 discussed above. Partially offsetting the increase was the $3 after-tax impact recorded in the first quarter of 2002 related to favorable development on the Company's estimated September 11 exposure.

The effective tax rate increased in 2003 when compared with 2002 as a result of higher earnings and lower DRD tax items. The tax provision recorded during 2003, reflects a benefit of $23, consisting primarily of a change in estimate of the DRD tax benefit reported during 2002. The change in estimate was the result of actual 2002 investment performance on the related separate accounts being unexpectedly out of pattern with past performance, which had been the basis for the estimate. The total DRD benefit related to the 2003 tax year for the year ended December 31, 2003 was $87 as compared to $63 for the year ended December 31, 2002.

2002 COMPARED TO 2001 -- Revenues decreased, primarily driven by an increase in realized capital losses in 2002 as compared to the prior year. (See the Investments section for further discussion of investment results and related realized capital losses.) Additionally, COLI experienced a decline in revenues, as a result of the decrease in leveraged COLI account values as compared to a year ago as well as lower sales volume, which was partially offset by revenue growth across the other operating segments. Revenues related to the Investment Products segment decreased, as a result of lower earned premiums in the institutional investment product business and a decline in revenues within the individual annuity operation. Lower assets under management due to the decline in the equity markets are the principal driver of declining revenues for the individual annuity operation. Partially offsetting these decreases was an increase in Individual Life revenues, primarily due to the Fortis acquisition and increased life insurance in force.

Total benefits, claims and expenses decreased, due primarily to the revenue changes described above. Expenses decreased in the Investment Products segment, principally due to a lower change in reserve as a result of the lower earned premiums discussed above. In addition, 2002 expenses include $11, after-tax, of accrued expenses recorded within the COLI segment related to the Bancorp litigation. (For a discussion of the Bancorp litigation, see Note 12 of Notes to Consolidated Financial Statements.) Also included in 2002 expenses was an after-tax benefit of $3, recorded within "Other", associated with favorable development related to the Company's estimated September 11 exposure.

Net income decreased due primarily to lower income in Other as a result of higher realized capital losses and lower income in the Investment Products segment as a result of the lower equity markets. These declines were partially offset by an increase in Individual Life primarily due to the Fortis acquisition. In addition, the Company recorded, in 2002, an $11 after-tax expense associated with the Bancorp Litigation and recognized an after-tax benefit of $3 due to favorable development related to September 11. In 2001, the Company recorded a $9 after-tax loss related to September 11.

SEGMENT RESULTS

Below is a summary of net income (loss) by segment.

                                  2003    2002     2001
                                 -----   -----    -----
Investment Products              $ 414   $ 343    $ 375
Individual Life                    134     116      106
Corporate Owned Life Insurance      46      31       36
Other                               32     (64)     129
                                 -----   -----    -----
   NET INCOME                    $ 626   $ 426    $ 646
                                 -----   -----    -----

A description of each segment as well as an analysis of the operating results summarized above is included on the following pages.

INVESTMENT PRODUCTS

OPERATING SUMMARY

                                                                                    2003 VS. 2002   2002 VS. 2001
                                                      2003       2002       2001         CHANGE       CHANGE
                                                    --------   --------   --------       ------       ------
Fee income and other                                $  1,337   $  1,241   $  1,351          8%          (8%)
Earned premiums                                          756        395        729         91%         (46%)
Net investment income                                  1,254      1,049        865         20%          21%
Net realized capital gains                                27          9          2         NM           NM
                                                    --------   --------   --------         --           --
         TOTAL REVENUES                                3,374      2,694      2,947         25%          (9%)
Benefits, claims and claim adjustment expenses         1,976      1,441      1,634         37%         (12%)
Insurance operating costs and other expenses             425        438        414         (3%)          6%
Amortization of deferred policy acquisition costs        494        385        413         28%          (7%)
                                                    --------   --------   --------         --           --
         TOTAL BENEFITS, CLAIMS AND EXPENSES           2,895      2,264      2,461         28%          (8%)
                                                    --------   --------   --------         --           --
         INCOME BEFORE INCOME TAXES                      479        430        486         11%         (12%)
Income tax expense                                        65         87        111        (25%)        (22%)
                                                    --------   --------   --------         --           --
         NET INCOME                                 $    414   $    343   $    375         21%          (9%)
                                                    ========   ========   ========         ==           ==

Individual variable annuity account values          $ 86,501   $ 64,343   $ 74,581         34%         (14%)
Other individual annuity account values               11,215     10,565      9,572          6%          10%
Other investment products account values              25,951     19,615     18,912         32%           4%
                                                    --------   --------   --------         --           --
         TOTAL ACCOUNT VALUES                       $123,667   $ 94,523   $103,065         31%          (8%)
                                                    ========   ========   ========         ==           ==

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

2003 COMPARED TO 2002 -- Revenues in the Investment Products segment increased primarily driven by higher earned premiums and higher net investment income. The increase in earned premiums is due to higher sales of terminal funding and structured settlement products in the institutional investment products business. Net investment income increased due to higher general account assets. General account assets for the individual annuity business were $9.4 billion as of December 31, 2003, an increase of approximately $800 million or 9% from 2002, due primarily to an increase in individual annuity sales, with a majority of those new sales electing to use the dollar cost averaging ("DCA") feature. The DCA feature allows policyholders to earn a credited interest rate in the general account for a defined period of time as their invested assets are systematically invested into the separate account funds. Additionally, net investment income related to other investment products increased as a result of the growth in average assets over the last twelve months in the institutional investment business, where related general account assets under management increased $2.5 billion, since December 31, 2002, to $9.5 billion as of December 31, 2003. Assets under management is an internal performance measure used by the Company since a significant portion of the Company's revenue is based upon asset values. These revenues increase or decrease with a rise or fall, respectively, in the level of average assets under management. Fee income in the Investment Products segment was higher in 2003 compared to a year ago, as a result of higher average account values, specifically in individual annuities, due primarily to stronger variable annuity sales and the higher equity market values compared to the prior year.

Total benefits, claims and expenses increased primarily due to higher terminal funding and structured settlement sales in the institutional investment business causing an increase in reserve levels and increased interest credited in the individual annuity operation as a result of higher general account asset levels. Additionally, amortization of deferred policy acquisition costs related to the individual annuity business increased due to higher gross profits.

Net income was higher driven by an increase in revenues in the individual annuity and other investment product operations as a result of the strong net flows and growth in the equity markets during 2003 and strong expense management. In addition, net income increased in 2003 compared to 2002 due to the favorable impact of $21, resulting from the Company's previously discussed change in estimate of the DRD tax benefit reported during 2002. The change in estimate was the result of 2002 actual investment performance on the related separate accounts being unexpectedly out of pattern with past performance, which had been the basis for the estimate. The total DRD benefit related to the 2003 tax year for the year ended December 31, 2003 was $81 as compared to $59 for the year ended December 31, 2002.

2002 COMPARED TO 2001 -- Revenues in the Investment Products segment decreased, primarily due to lower earned premiums in the institutional investment products business and lower fee income related to the individual annuity operation as average account values decreased compared to prior year, primarily due to the lower equity markets. Partially offsetting these declines was an increase in net investment income, primarily driven by growth in the institutional investment product business.

Total benefits, claims and expenses decreased, due primarily to a lower change in reserve as a result of the lower earned premiums discussed above. Additionally, there was a decrease in amortization of policy acquisition costs related to the individual annuity business, which declined as a result of lower gross profits, driven by the decrease in fee income and the increase in death benefit costs. Partially offsetting these decreases were increases in interest credited on general account assets, commissions and wholesaling expenses and individual annuity death benefit costs due to the lower equity markets.

Net income decreased, driven by the continued lower equity markets resulting in the decline in revenues in the individual annuity operation and increases in the death benefit costs incurred by the individual annuity operation.

OUTLOOK

Management believes the market for retirement products continues to expand as individuals increasingly save and plan for retirement. Demographic trends suggest that as the "baby boom" generation matures, a significant portion of the United States population will allocate a greater percentage of their disposable incomes to saving for their retirement years due to uncertainty surrounding the Social Security system and increases in average life expectancy. In addition, the Company believes that it has developed and implemented strategies to maintain and enhance its position as a market leader in the financial services industry. This was demonstrated by record individual annuity sales in 2003 of $16.5 billion (a 42% increase) compared to $11.6 billion and $10.0 billion in 2002 and 2001, respectively. Significantly contributing to the growth in sales was the introduction of Principal First, a guaranteed minimum withdrawal benefit rider, which was developed in response to our customers' needs. However, the competition is increasing in this market and as a result, the Company may not be able to sustain the level of sales attained in 2003. Based on VARDS, the Company had 12.6% market share as of December 31, 2003 as compared to 9.4% at December 31, 2002.

The growth and profitability of the individual annuity business is dependent to a large degree on the performance of the equity markets. In periods of favorable equity market performance, the Company may experience stronger sales and higher net cash flows, which will increase assets under management and thus increase fee income earned on those assets. In addition, higher equity market levels will generally reduce certain costs to the Company of individual annuities, such as GMDB and GMWB benefits. Conversely though, weak equity markets may dampen sales activity and increase surrender activity causing declines in assets under management and lower fee income. Such declines in the equity markets will also increase the cost to the Company of GMDB and GMWB benefits associated with individual annuities. The Company attempts to mitigate some of the volatility associated with the GMDB and GMWB benefits using reinsurance or other risk management strategies. Future net income for the Company will be affected by the effectiveness of the risk management strategies the Company has implemented to mitigate the net income volatility associated with the GMDB and GMWB benefits of variable annuity contracts. For spread based products sold in the Investment Products segment, the future growth will depend on the ability to earn targeted returns on new business, given competition and the future interest rate environment.

INDIVIDUAL LIFE

OPERATING SUMMARY

                                                                                     2003 VS. 2002  2002 VS. 2001
                                                      2003      2002       2001            CHANGE      CHANGE
                                                    -------   -------    -------           ------      ------
Fee income and other                                $   671   $   635    $   570              6%         11%
Net investment income                                   222       224        205             (1%)         9%
Net realized capital losses                               -        (1)        (1)           100%          -
                                                    -------   -------    -------            ---          --
         TOTAL REVENUES                                 893       858        774              4%         11%
Benefits, claims and claim adjustment expenses          380       393        330             (3%)        19%
Insurance operating costs and other expenses            150       144        131              4%         10%
Amortization of deferred policy acquisition costs
                                                        165       146        153             13%         (5%)
         TOTAL BENEFITS, CLAIMS AND EXPENSES            695       683        614              2%         11%
                                                    -------   -------    -------            ---          --
         INCOME BEFORE INCOME TAXES                     198       175        160             13%          9%
Income tax expense                                       64        59         54              8%          9%
                                                    -------   -------    -------            ---          --
         NET INCOME                                 $   134   $   116    $   106             16%          9%
                                                    =======   =======    =======            ===          ==
Variable universal life account values              $ 4,725   $ 3,648    $ 3,993             30%         (9%)
                                                    -------   -------    -------            ---          --
Total account values                                $ 8,200   $ 7,019    $ 7,329             17%         (4%)
                                                    -------   -------    -------            ---          --

The Individual Life segment provides life insurance solutions to a wide array of partners to solve the wealth protection, accumulation and transfer needs of their affluent, emerging affluent and business insurance clients.

2003 COMPARED TO 2002 -- Revenues in the Individual Life segment increased primarily driven by increases in fees and cost of insurance charges as life insurance in force grew and aged, and variable universal life account values increased 30%, driven by the growth in the equity markets in 2003. These increases were partially offset by lower earned premiums and net investment income in 2003. The decrease in net investment income was due primarily to lower investment yields. Earned premiums, which include premiums for ceded reinsurance decreased primarily due to increased use of reinsurance.

Total benefits, claims and expenses increased, principally driven by an increase in amortization of deferred policy acquisition costs. These increases were partially offset by a decrease in benefit costs in 2003 as compared to 2002 due to favorable mortality rates compared to the prior year.

Net income increased due to increases in fee income and unusually favorable mortality. Additionally, net income for the year ended December 31, 2003 includes the favorable impact of $2 DRD benefit resulting from the Company's previously discussed change in estimate of the DRD tax benefit reported during 2002. The total DRD benefit related to the 2003 tax year for the year ended December 31, 2003 was $4 as compared to $3 for the year ended December 31, 2002.

2002 COMPARED TO 2001 -- Revenues in the Individual Life segment increased, primarily driven by business growth including the impact of the Fortis transaction. Total benefit, claims and expenses increased, principally driven by the growth in the business including the impact of the Fortis acquisition. In addition, mortality experience (expressed as death claims as a percentage of net amount at risk) for 2002 increased as compared to the prior year, but were in line with management's expectations. Individual Life earnings increased for the year ended December 31, 2002 , principally due to the contribution to earnings from the Fortis transaction. The increase in net income was also impacted by an after-tax loss of $3 related to September 11 in the third quarter of 2001.

OUTLOOK

The individual life segment benefited from unusually favorable mortality during the fourth quarter. It is not anticipated that similar experience would be likely to continue. Individual life sales grew to $196 in 2003 from $173 in 2002 with the successful introduction of new universal life and whole life products. Improved equity markets should help increase variable universal life sales. The Company also continues to introduce new and enhanced products, which are expected to increase sales. However, the Company continues to face uncertainty surrounding estate tax legislation and aggressive competition from life insurance providers. The Company is actively pursuing broader distribution opportunities to fuel growth, including our Pinnacle Partners marketing initiative, and anticipates growth at Woodbury Financial Services.

CORPORATE OWNED LIFE INSURANCE (COLI)

OPERATING SUMMARY

                                                                                     2003 VS. 2002   2002 VS. 2001
                                                     2003        2002        2001         CHANGE        CHANGE
                                                   -------     -------     -------        ------        ------
Fee income and other                               $   266     $   315     $   365         (16%)         (14%)
Net investment income                                  215         276         352         (22%)         (22%)
Net realized capital gains                               1           1           -           -            NM
                                                   -------     -------     -------          --           ---
         TOTAL REVENUES                                482         592         717         (19%)         (17%)
Benefits, claims and claim adjustment expenses         324         401         514         (19%)         (22%)
Insurance operating costs and expenses                  30          84          84         (64%)           -
Dividends to policyholders                              60          62          66          (3%)          (6%)
                                                   -------     -------     -------          --           ---
         TOTAL BENEFITS, CLAIMS AND EXPENSES           414         547         664         (24%)         (18%)
                                                   -------     -------     -------          --           ---
         INCOME BEFORE INCOME TAXES                     68          45          53          51%          (15%)
Income tax expense                                      22          14          17          57%          (18%)
                                                   -------     -------     -------          --           ---
         NET INCOME                                $    46     $    31     $    36          48%          (14%)
                                                   =======     =======     =======          ==           ===

Variable COLI account values                       $20,993     $19,674     $18,019           7%            9%
Leveraged COLI account values                        2,524       3,321       4,315         (24%)         (23%)
                                                   -------     -------     -------          --           ---
Total account values                               $23,517     $22,995     $22,334           2%            3%
                                                   =======     =======     =======          ==           ===

Hartford Life Insurance Company is a leader in the COLI market, which includes life insurance policies purchased by a company on the lives of its employees, with the company or a trust sponsored by the company named as beneficiary under the policy. Until the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), the Company sold two principal types of COLI business: leveraged and variable products. Leveraged COLI is a fixed premium life insurance policy owned by a company or a trust sponsored by a company. HIPAA phased out the deductibility of interest on policy loans under leveraged COLI through the end of 1998, virtually eliminating all future sales of this product. Variable COLI continues to be a product used by employers to fund non-qualified benefits or other postemployment benefit liabilities.

2003 COMPARED TO 2002 -- COLI revenues decreased, primarily driven by lower net investment and fee income. Net investment income and fee income decreased due to the decline in leveraged COLI account values as a result of surrender activity. Fee income was also reduced as the result of lower sales volume in 2003 as compared to prior year.

Total benefits, claims and expenses decreased in 2003, primarily as a result of a decline in interest credited. This was due to the decline in general account assets as compared to 2002. This is related to the surrender activity noted above. Additionally, total benefits, claims and expenses decreased in 2003 as a result of a $9 after-tax benefit recorded in insurance operating costs and expenses related to the Bancorp litigation. (For further discussion of the Bancorp litigation, see Note 12 of Notes to Consolidated financial Statements.) In addition, total benefits, claims and expenses for the year ended December 31, 2002 included an $11 after-tax expense related to the Bancorp litigation accrued in the first quarter of 2002.

Net income increased in 2003 compared to 2002 principally as a result of the Bancorp litigation benefit of $9, after-tax, recorded in the third quarter of 2003. Excluding the benefit (expense) associated with the Bancorp litigation discussed above, net income decreased $5 or 12%, primarily due to the decline in leveraged COLI account values discussed above.

2002 COMPARED TO 2001 -- COLI revenues decreased, primarily related to lower net investment and fee income due to the declining block of leveraged COLI compared to a year ago. Total benefits, claims and expenses decreased, which is relatively consistent with the decrease in revenues described above. However, the decrease was partially offset by $11, after-tax, in accrued litigation expenses related to the Bancorp dispute. COLI's net income decreased principally due to the $11 after-tax expense accrued in connection with the Bancorp litigation. The decrease in net income was also impacted by an after-tax loss of $2 related to September 11 recorded in the third quarter of 2001.

OUTLOOK

The focus of this segment is variable COLI, which continues to be a product generally used by employers to fund non-qualified benefits or other postemployment benefit liabilities. The leveraged COLI product has been an important contributor to COLI's profitability in recent years and will continue to contribute to the profitability of the Company in the future, although the level of profit has declined in 2003, compared to 2002. COLI continues to be subject to a changing legislative and regulatory environment that could have a material adverse effect on its business.

INVESTMENTS

GENERAL

The investment portfolios are managed based on the underlying characteristics and nature of each operation's respective liabilities and within established risk parameters. (For a further discussion of Hartford Life Insurance Company's approach to managing risks, see the Investment Credit Risk and Capital Markets Risk Management sections.)

The investment portfolios are managed by Hartford Investment Management Company ("Hartford Investment Management"), a wholly-owned subsidiary of The Hartford. Hartford Investment Management is responsible for monitoring and managing the asset/liability profile, establishing investment objectives and guidelines and determining, within specified risk tolerances and investment guidelines, the appropriate asset allocation, duration, convexity and other characteristics of the portfolios. Security selection and monitoring are performed by asset class specialists working within dedicated portfolio management teams.

The primary investment objective of Hartford Life Insurance Company's general account is to maximize after-tax returns consistent with acceptable risk parameters, including the management of the interest rate sensitivity of invested assets and the generation of sufficient liquidity relative to that of policyholder and corporate obligations, as discussed in the Capital Markets Risk Management section under "Market Risk -Key Market Risk Exposures".

Return on general account invested assets is an important element of Hartford Life Insurance Company's financial results. Significant fluctuations in the fixed income or equity markets could weaken the Company's financial condition or its results of operations. Additionally, changes in market interest rates may impact the period of time over which certain investments, such as mortgage-backed securities, are repaid and whether certain investments are called by the issuers. Such changes may, in turn, impact the yield on these investments and also may result in reinvestment of funds received from calls and prepayments at rates below the average portfolio yield. Net investment income and net realized capital gains and losses accounted for approximately 36%, 33% and 32% of the Company's consolidated revenues for the years ended December 31, 2003, 2002 and 2001, respectively.

Fluctuations in interest rates affect the Company's return on, and the fair value of, general account fixed maturity investments, which comprised approximately 90% and 86% of the fair value of its invested assets as of December 31, 2003 and 2002, respectively. Other events beyond the Company's control could also adversely impact the fair value of these investments. Specifically, a downgrade of an issuer's credit rating or default of payment by an issuer could reduce the Company's investment return.

The Company invests in private placement securities, mortgage loans and limited partnership arrangements in order to further diversify its investment portfolio. These investment types comprised approximately 19% of the fair value of its invested assets as of December 31, 2003 and 2002. These security types are typically less liquid than direct investments in publicly traded fixed income or equity investments. However, generally these securities have higher yields to compensate for the liquidity risk.

A decrease in the fair value of any investment that is deemed other-than-temporary would result in the Company's recognition of a net realized capital loss in its financial results prior to the actual sale of the investment. (For a further discussion, see the Company's discussion of the evaluation of other-than-temporary impairments in Critical Accounting Estimates under "Investments".)

The following table identifies the invested assets by type held in the general account as of December 31, 2003 and 2002.

                         COMPOSITION OF INVESTED ASSETS

                                                        2003                          2002
                                               AMOUNT         PERCENT        AMOUNT         PERCENT
                                           ------------       -------    ------------       -------
Fixed maturities, at fair value            $     30,085         90.4%    $     24,786         86.3%
Equity securities, at fair value                     85          0.3%             120          0.4%
Policy loans, at outstanding balance              2,470          7.4%           2,895         10.1%
Mortgage loans, at cost                             354          1.1%             243          0.8%
Limited partnerships, at fair value                 169          0.5%             486          1.7%
Other investments                                   116          0.3%             189          0.7%
                                           ------------        -----     ------------        -----
  TOTAL INVESTMENTS                        $     33,279        100.0%    $     28,719        100.0%
                                           ============        =====     ============        =====

During 2003, fixed maturity investments increased 21%, primarily the result of investment and universal life contract sales, operating cash flows and redeployment of invested assets from limited partnerships. In March 2003, the Company decided to liquidate its hedge fund limited partnership investments and reinvest the proceeds in fixed maturity investments. Hedge fund liquidations totaled $372 during the year and as of December 31, 2003 were fully liquidated.

INVESTMENT RESULTS

The following table summarizes the Company's investment results.

                      (before-tax)                                     2003          2002          2001
                      ------------                                    -------       -------       -------
Net investment income - excluding policy loan income [1]              $ 1,557       $ 1,321       $ 1,187
Policy loan income                                                        207           251           304
                                                                      -------       -------       -------
Net investment income - total [1]                                     $ 1,764       $ 1,572       $ 1,491
Yield on average invested assets [2]                                      6.1%          6.2%          7.1%
                                                                      -------       -------       -------
Gross gains on sale                                                       215           138            83
Gross losses on sale                                                      (95)          (80)          (59)
Impairments                                                              (139)         (340)          (93)
Periodic net coupon settlements on non-qualifying derivatives [1]          29            13             4
Other, net [3]                                                             (9)           (7)          (22)
                                                                      -------       -------       -------
Net realized capital gains (losses), before-tax [1]                   $     1       $  (276)      $   (87)
                                                                      =======       =======       =======

[1] Prior periods reflect the reclassification of periodic net coupon settlements on non-qualifying derivatives from net investment income to net realized capital gains (losses).

[2] Represents net investment income (excluding net realized capital gains (losses)) divided by average invested assets at cost or amortized cost, as applicable. Average invested assets are calculated by dividing the sum of the beginning and ending period amounts by two, excluding the collateral obtained from the securities lending program.

[3] Primarily consists of changes in fair value and hedge ineffectiveness on derivative instruments as well as the amortization of deferred acquisition costs.

2003 COMPARED TO 2002 -- Net investment income, excluding policy loan income, increased $236, or 18%, compared to the prior year. The increase was primarily due to income earned on a higher invested asset base partially offset by lower investment yields. Policy loan income decreased primarily due to the decline in leveraged COLI policies, as a result of surrender activity and lower sales. Yield on average invested assets decreased as a result of lower rates on new investment purchases and decreased policy loan income.

Net realized capital gains (losses) for 2003 improved by $277 compared to the prior year, primarily as a result of net gains on sales of fixed maturities and a decrease in other-than-temporary impairments on fixed maturities. (For a further discussion of other-than-temporary impairments, see the Other-Than-Temporary Impairments commentary in this section of the MD&A.)

2002 COMPARED TO 2001 -- Net investment income, excluding policy loan income, increased $134, or 11%. The increase was primarily due to income earned on a higher invested asset base partially offset by lower income on limited partnerships and the impact of lower interest rates on new investment purchases. Policy loan income decreased primarily due to the decline in leveraged COLI policies, as a result of surrender activity and lower sales. Yield on average invested assets decreased as a result of lower rates on new investment purchases, decreased policy loan income and decreased income on limited partnerships.

Net realized capital losses for 2002 increased $189, or 217%, compared to the prior year as a result of higher other-than-temporary impairments. (For a further discussion of other-than-temporary impairments, see the Other-Than-Temporary Impairments commentary in this section of the MD&A.)

SEPARATE ACCOUNT PRODUCTS

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. The Company's separate accounts reflect two categories of risk assumption: non-guaranteed separate accounts totaling $118.1 billion and $93.5 billion as of December 31, 2003 and 2002, respectively, wherein the policyholder assumes substantially all the risk and reward; and guaranteed separate accounts totaling $12.1 billion and $11.8 billion as of December 31, 2003 and 2002, respectively, wherein the Company contractually guarantees either a minimum return or the account value to the policyholder. Guaranteed separate account products primarily consist of modified guaranteed individual annuities and modified guaranteed life insurance and generally include market value adjustment features and surrender charges to mitigate the risk of disintermediation. The primary investment objective of guaranteed separate accounts is to maximize after-tax returns consistent with acceptable risk parameters, including the management of the interest rate sensitivity of invested assets relative to that of policyholder obligations, as discussed in the Capital Markets Risk Management section under "Market Risk -Key Market Risk Exposures". Effective January 1, 2004, these investments will be included with general account assets pursuant to Statement of Position ("SOP") 03-01, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts".

Investment objectives for non-guaranteed separate accounts, which consist of the participants' account balances, vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. Non-guaranteed separate account products include variable annuities, variable universal life insurance contracts and variable COLI.

OTHER-THAN-TEMPORARY IMPAIRMENTS

The following table identifies the Company's other-than-temporary impairments by type.

                    OTHER-THAN-TEMPORARY IMPAIRMENTS BY TYPE

                (before-tax)                                      2003     2002     2001
                ------------                                      ----     ----     ----
Asset-backed securities ("ABS")
  Aircraft lease receivables                                      $ 29     $ 65     $  2
  Corporate debt obligations ("CDO")                                15       29        9
  Credit card receivables                                           12        9       --
  Interest only securities                                           5        3       10
  Manufacturing housing ("MH") receivables                           9       14       --
  Mutual fund fee receivables                                        3       16       --
  Other ABS                                                          2       13        3
                                                                  ----     ----     ----
    Total ABS                                                       75      149       24
Commercial mortgage-backed securities ("CMBS")                       5        4       --
Corporate

  Basic industry                                                     2       --        4
  Consumer non-cyclical                                              7       --       --
  Financial services                                                 2        6       --
  Food and beverage                                                 25       --       --
  Technology and communications                                      2      137       17
  Transportation                                                     7        1       --
  Utilities                                                         --       22       37
                                                                    --       10       --
  Other Corporate                                                 ----     ----     ----
    Total Corporate                                                 45      176       58
Equity                                                               8       --       --
Foreign government                                                  --       11       11
Mortgage-backed securities ("MBS") - interest only securities        6       --       --
                                                                  ----     ----     ----
TOTAL OTHER-THAN-TEMPORARY IMPAIRMENTS                            $139     $340     $ 93
                                                                  ====     ====     ====

ABS -- During 2003, other-than-temporary impairments were recorded for various ABS security types as a result of a continued deterioration of cash flows derived from the underlying collateral. A significant number of these impairments were recorded on the Company's investments in lower tranches of ABS supported by aircraft lease and enhanced equipment trust certificates (together, "aircraft lease receivables") due to continued lower aircraft lease rates and the prolonged decline in airline travel. CDO impairments were primarily the result of increasing default rates and lower recovery rates on the collateral. Impairments on ABS backed by credit card receivables were a result of issuers extending credit to sub-prime borrowers and the higher default rates on these loans, while impairments on securities supported by MH receivables were primarily the result of repossessed units liquidated at depressed levels. Interest only security impairments recorded during 2003, 2002 and 2001 were due to the flattening of the forward yield curve.

Impairments of ABS during 2002 and 2001 were driven by deterioration of collateral cash flows. Numerous bankruptcies, collateral defaults, weak economic conditions and reduced airline travel were all factors contributing to lower collateral cash flows and broker quoted market prices of ABS.

CORPORATE -- The decline in corporate bankruptcies and improvement in general economic conditions have contributed to lower corporate impairment levels in 2003 compared to 2002.

A significant portion of corporate impairments during 2003 resulted from issuers who experienced fraud or accounting irregularities. The most significant of these was the Italian dairy concern, Parmalat SpA, and one consumer non-cyclical issuer in the healthcare industry which resulted in a $25 and $6, before-tax loss, respectively. A loss of $3 was recorded relating to one communications sector issuer in the cable television industry due to deteriorating earnings forecasts, debt restructuring issues and accounting irregularities. Additional impairments were incurred as a result of the deterioration in the transportation sector during the first half of the year, specifically issuers of airline debt, as a result of a continued decline in airline travel.

During 2002, impairments of corporate securities were concentrated in the technology and communications sector and included a $74, before-tax, loss related to securities issued by WorldCom.

During 2001, impairments of corporate securities were concentrated in the technology and communications and the utilities sectors, which included a $37, before-tax, loss related to securities issued by Enron Corporation.

OTHER -- Other-than-temporary impairments were also recorded in 2003 on various diversified mutual funds and preferred stock investments. In 2002 and 2001 other-than-temporary impairments were recognized on various common stock investments, primarily in the technology and communications sector, which had experienced declines in fair value for an extended period of time.

In addition to the impairments described above, fixed maturity and equity securities were sold during 2003, 2002 and 2001 at total gross losses of $74, $63 and $61, respectively. No single security was sold at a loss in excess of $8, $13 and $6 during 2003, 2002 and 2001, respectively.

Based upon the general improvement in corporate credit quality, favorable overall market conditions and the apparent stabilization in certain ABS types, the Company expects other-than-temporary impairments to trend lower in 2004 from the 2003 and 2002 amounts.

INVESTMENT CREDIT RISK

Hartford Life Insurance Company has established investment credit policies that focus on the credit quality of obligors and counterparties, limit credit concentrations, encourage diversification and require frequent creditworthiness reviews. Investment activity, including setting of policy and defining acceptable risk levels, is subject to regular review and approval by senior management and by the Company's Finance Committee of the Board of Directors.

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

DERIVATIVE INSTRUMENTS

The Company's derivatives counterparty exposure policy establishes market-based credit limits, favors long-term financial stability and creditworthiness and typically requires credit enhancement/credit risk reducing agreements. Credit risk is measured as the amount owed to the Company based on current market conditions and potential payment obligations between the Company and its counterparties. Credit exposures are generally quantified weekly and netted, and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of derivatives exceeds exposure policy thresholds. The Company also minimizes the credit risk in derivative instruments by entering into transactions with high quality counterparties which are reviewed periodically by the Company's internal compliance unit, reviewed frequently by senior management and reported to the Company's Finance Committee of the Board of Directors. The Company also maintains a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association Master Agreement which is structured by legal entity and by counterparty and permits right of offset.

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

Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. One party to the contract will make a payment based on an agreed upon rate and a notional amount. The second party, who assumes credit exposure will only make a payment when there is a credit event, and such payment will be equal to the notional value of the swap contract, and in return, the second party will receive the debt obligation of the first party. A credit event is generally defined as default on contractually obligated interest or principal payment or restructure.

As of December 31, 2003 and 2002, the notional value of total return and credit default swaps totaled $450 and $437, respectively, and the swap fair value totaled $(17) and $(41), respectively.

The following table identifies fixed maturity securities by type, including guaranteed separate accounts, as of December 31, 2003 and December 31, 2002.

                                                     FIXED MATURITIES BY TYPE
                                ------------------------------------------------------------------
                                                               2003
                                ------------------------------------------------------------------
                                                                                           PERCENT
                                                                                             OF
                                                                                            TOTAL
                                AMORTIZED      UNREALIZED     UNREALIZED       FAIR         FAIR
                                   COST          GAINS          LOSSES         VALUE        VALUE
                                ---------      ----------     ----------     ----------    -------
ABS                             $   5,118      $     109      $     (96)     $    5,131      12.3%
CMBS                                7,010            384            (21)          7,373      17.6%
Collateralized mortgage
  obligations ("CMO")                 681             12             (2)            691       1.7%
Corporate
   Basic industry                   2,680            208             (8)          2,880       6.9%
   Capital goods                    1,222             98             (5)          1,315       3.1%
   Consumer cyclical                2,113            153             (5)          2,261       5.4%
   Consumer non-cyclical            2,576            190             (8)          2,758       6.6%
   Energy                           1,389            116             (5)          1,500       3.6%
   Financial services               4,995            385            (24)          5,356      12.9%
   Technology and
     communications                 3,315            357            (10)          3,662       8.8%
   Transportation                     568             41             (3)            606       1.4%
   Utilities                        1,820            174            (11)          1,983       4.7%
   Other                              507             23             (1)            529       1.3%
Government/Government
 agencies
   Foreign                            810             77             (1)            886       2.1%
   United States                      981             30             (4)          1,007       2.4%
MBS - agency                        1,916             30             (2)          1,944       4.6%
Municipal
   Taxable                            374             14             (7)            381       0.9%
Redeemable preferred stock              1             --             --               1        --
Short-term                          1,555              1             --           1,556       3.7%
                                ---------      ---------      ---------      ----------     -----
TOTAL FIXED MATURITIES          $  39,631      $   2,402      $    (213)     $   41,820     100.0%
                                =========      =========      =========      ==========     =====
Total general account
  fixed maturities              $  28,511      $   1,715      $    (141)     $   30,085      71.9%
Total guaranteed separate
  account fixed maturities      $  11,120      $     687      $     (72)     $   11,735      28.1%
                                =========      =========      =========      ==========     =====

                                                     FIXED MATURITIES BY TYPE
                                -----------------------------------------------------------------
                                                                2002
                                -----------------------------------------------------------------
                                                                                           PERCENT
                                                                                             OF
                                                                                            TOTAL
                                AMORTIZED      UNREALIZED     UNREALIZED        FAIR        FAIR
                                  COST           GAINS          LOSSES          VALUE       VALUE
                                ---------      ----------     ----------     ----------    -------
ABS                             $   5,115      $     109      $    (143)     $    5,081      14.2%
CMBS                                4,979            416             (9)          5,386      15.0%
Collateralized mortgage
  obligations ("CMO")                 752             33             (2)            783       2.2%
Corporate
   Basic industry                   2,000            129             (7)          2,122       5.9%
   Capital goods                    1,048             68             (7)          1,109       3.1%
   Consumer cyclical                1,425             88             (3)          1,510       4.2%
   Consumer non-cyclical            2,462            176            (16)          2,622       7.3%
   Energy                           1,446            110             (8)          1,548       4.3%
   Financial services               4,956            307            (81)          5,182      14.4%
   Technology and
     communications                 2,911            247            (68)          3,090       8.6%
   Transportation                     571             45            (11)            605       1.7%
   Utilities                        1,757            114            (41)          1,830       5.1%
   Other                              404             18             --             422       1.2%
Government/Government
 agencies
   Foreign                            720             68             (5)            783       2.2%
   United States                      553             44             --             597       1.7%
MBS - agency                        2,035             58             --           2,093       5.8%
Municipal
   Taxable                             98             16             (1)            113       0.3%
Redeemable preferred stock              1             --             --               1        --
Short-term                            993              1             --             994       2.8%
                                ---------      ---------      ---------      ----------     -----
TOTAL FIXED MATURITIES          $  34,226      $   2,047      $    (402)     $   35,871     100.0%
                                =========      =========      =========      ==========     =====
Total general account
  fixed maturities              $  23,675      $   1,389      $    (278)     $   24,786      69.1%
Total guaranteed separate
  account fixed maturities      $  10,551      $     658      $    (124)     $   11,085      30.9%
                                =========      =========      =========      ==========     =====

The Company's fixed maturity gross unrealized gains and losses have improved by $355 and $189, respectively from December 31, 2002 to December 31, 2003, primarily due to improved corporate credit quality and to a lesser extent recognition of other-than-temporary impairments and asset sales, partially offset by an increase in interest rates. The improvement in corporate credit quality was largely due to the security issuers' renewed emphasis on improving liquidity, reducing leverage and various cost cutting measures. Throughout 2003, the general economic outlook has continued to rebound, the result of improved profitability supported by improved manufacturing demand, a continued strong housing market and robust consumer and government spending. The apparent economic acceleration has resulted in the 10 year Treasury rate increasing over 40 basis points since December 31, 2002 and more than 100 basis points from its low in June 2003.

Investment allocations as a percentage of total fixed maturities have remained materially consistent since December 31, 2002, except for ABS and CMBS.

Although the fair value of the Company's ABS fixed maturities improved slightly during 2003, portfolio allocations to ABS decreased in favor of other sectors with higher relative yields. Portfolio allocations to CMBS increased due to the asset class's stable spreads and high quality. CMBS securities have lower prepayment risk than MBS due to contractual penalties.

As of December 31, 2003 and 2002, 21% and 20%, respectively, of the fixed maturities were invested in private placement securities, including 13% and 12% of Rule 144A offerings to qualified institutional buyers. Private placement securities are generally less liquid than public securities. Most of the private placement securities are rated by nationally recognized rating agencies.

For a further discussion of risk factors associated with sectors with significant unrealized loss positions, see the sector risk factor commentary under the Total Securities with Unrealized Loss Greater than Six Months by Type schedule in this section of the MD&A.

The following table identifies fixed maturities by credit quality, including guaranteed separate accounts, as of December 31, 2003 and 2002. The ratings referenced below are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company's internal analysis of such securities.

                       FIXED MATURITIES BY CREDIT QUALITY

                                                                  2003                                       2002
                                                  ------------------------------------       ------------------------------------
                                                                            PERCENT OF                                 PERCENT OF
                                                   AMORTIZED                TOTAL FAIR        AMORTIZED                TOTAL FAIR
                                                     COST      FAIR VALUE     VALUE             COST      FAIR VALUE      VALUE
                                                  ----------   ----------   ----------       ----------   ----------   ----------
United States Government/Government agencies      $    3,598   $    3,661       8.8%         $    3,213   $    3,341       9.3%
AAA                                                    6,652        6,922      16.5%              5,077        5,399      15.1%
AA                                                     3,326        3,504       8.4%              3,334        3,507       9.8%
A                                                     11,743       12,576      30.1%             11,019       11,687      32.5%
BBB                                                   10,833       11,561      27.6%              8,662        9,081      25.3%
BB & below                                             1,925        2,040       4.9%              1,928        1,862       5.2%
Short-term                                             1,554        1,556       3.7%                993          994       2.8%
                                                  ----------   ----------     -----          ----------   ----------     -----
TOTAL FIXED MATURITIES                            $   39,631   $   41,820     100.0%         $   34,226   $   35,871     100.0%
                                                  ==========   ==========     =====          ==========   ==========     =====
Total general account fixed maturities            $   28,511   $   30,085      71.9%         $   23,675   $   24,786      69.1%
Total guaranteed separate account fixed
 maturities                                       $   11,120   $   11,735      28.1%         $   10,551   $   11,085      30.9%
                                                  ==========   ==========     =====          ==========   ==========     =====

As of December 31, 2003 and 2002, over 95% and 94%, respectively, of the fixed maturity portfolio was invested in short-term securities or securities rated investment grade (BBB and above).

The following table presents the Below Investment Grade ("BIG") fixed maturities by type, including guaranteed separate accounts, as of December 31, 2003 and 2002.

                          BIG FIXED MATURITIES BY TYPE

                                                                  2003                                       2002
                                                  ------------------------------------       ------------------------------------
                                                                            PERCENT OF                                 PERCENT OF
                                                   AMORTIZED                TOTAL FAIR        AMORTIZED                TOTAL FAIR
                                                     COST      FAIR VALUE     VALUE             COST      FAIR VALUE     VALUE
                                                  ----------   ----------   ----------       ----------   ----------   ----------
ABS                                               $      231   $      210      10.3%         $      149   $      132       7.1%
CMBS                                                     102          103       5.0%                102          108       5.8%
Corporate
  Basic industry                                         183          192       9.4%                197          198      10.6%
  Capital goods                                          103          106       5.3%                131          131       7.0%
  Consumer cyclical                                      241          261      12.8%                213          218      11.7%
  Consumer non-cyclical                                  256          268      13.1%                181          173       9.3%
  Energy                                                  78           85       4.2%                 80           81       4.4%
  Financial services                                      12           12       0.6%                 25           18       1.0%
  Technology and communications                          274          326      16.0%                383          345      18.5%
  Transportation                                          21           23       1.1%                 19           18       1.0%
  Utilities                                              268          278      13.6%                287          261      14.0%
Foreign government                                       145          164       8.0%                145          162       8.7%
Other                                                     11           12       0.6%                 16           17       0.9%
                                                  ----------   ----------     -----          ----------   ----------     -----
TOTAL FIXED MATURITIES                            $    1,925   $    2,040     100.0%         $    1,928   $    1,862     100.0%
                                                  ----------   ----------     -----          ----------   ----------     -----
Total general account fixed maturities            $    1,179   $    1,258      61.7%         $    1,239   $    1,178      63.3%
Total guaranteed separate account fixed
 maturities                                       $      746   $      782      38.3%         $      689   $      684      36.7%
                                                  ==========   ==========     =====          ==========   ==========     =====

As of December 31, 2003 and 2002 the Company held no issuer of a BIG security with a fair value in excess of 3% and 4%, respectively, of the total fair value for BIG securities.

The following table presents the Company's unrealized loss aging for total fixed maturity and equity securities, including guaranteed separate accounts, as of December 31, 2003 and 2002, by length of time the security was in an unrealized loss position.

                    UNREALIZED LOSS AGING OF TOTAL SECURITIES

                                                                  2003                                    2002
                                                  ------------------------------------    ------------------------------------
                                                   AMORTIZED                UNREALIZED     AMORTIZED                UNREALIZED
                                                     COST      FAIR VALUE      LOSS          COST      FAIR VALUE      LOSS
                                                  ----------   ----------   ----------    ----------   ----------   ----------
Three months or less                              $   2,636    $   2,615    $     (21)    $   1,382    $    1,316   $     (66)
Greater than three months to six months               1,795        1,739          (56)        1,211         1,158         (53)
Greater than six months to nine months                  230          216          (14)          519           465         (54)
Greater than nine months to twelve months               133          126           (7)        1,247         1,181         (66)
Greater than twelve months                            1,450        1,331         (119)        1,873         1,693        (180)
                                                  ---------    ---------    ---------     ---------    ----------   ---------
TOTAL                                             $   6,244    $   6,027    $    (217)    $   6,232    $    5,813   $    (419)
                                                  =========    =========    =========     =========    ==========   =========
Total general accounts                            $   4,221    $   4,076    $    (145)    $   4,113    $    3,820   $    (293)
                                                  ---------    ---------    ---------     ---------    ----------   ---------
Total guaranteed separate accounts                $   2,023    $   1,951    $     (72)    $   2,119    $    1,993   $    (126)
                                                  =========    =========    =========     =========    ==========   =========

The decrease in the unrealized loss amount since December 31, 2002 is primarily the result of improved corporate fixed maturity credit quality and to a lesser extent recognition of other-than-temporary impairments and asset sales, partially offset by an increase in interest rates. (For further discussion, see the economic commentary under the Fixed Maturities by Type table in this section of the MD&A.)

As of December 31, 2003, fixed maturities represented $213, or 98%, of the Company's total unrealized loss. There were no fixed maturities as of December 31, 2003 with a fair value less than 80% of the security's amortized cost basis for six continuous months other than certain asset-backed and commercial mortgage-backed securities. Other-than-temporary impairments for certain asset-backed and commercial mortgage-backed securities are recognized if the fair value of the security, as determined by external pricing sources, is less than its carrying amount and there has been a decrease in the present value of the expected cash flows since the last reporting period. There were no asset-backed or commercial mortgage-backed securities included in the table above, as of December 31, 2003 and 2002, for which management's best estimate of future cash flows adversely changed during the reporting period. As of December 31, 2003, no asset-backed or commercial mortgage backed securities had an unrealized loss in excess of $12. (For a further discussion of the other-than-temporary impairments criteria, see "Investments" included in the Critical Accounting Estimates section of the MD&A and in Note 2 of Notes to Consolidated Financial Statements.)

The Company held no securities of a single issuer that were at an unrealized loss position in excess of 7% and 4% of the total unrealized loss amount as of December 31, 2003 and 2002, respectively.

The total securities in an unrealized loss position for longer than six months by type as of December 31, 2003 and 2002 are presented in the following table.

      TOTAL SECURITIES WITH UNREALIZED LOSS GREATER THAN SIX MONTHS BY TYPE

                                                         2003                                             2002
                                      --------------------------------------------    ---------------------------------------------
                                                                        PERCENT OF                                       PERCENT OF
                                                                           TOTAL                                            TOTAL
                                      AMORTIZED    FAIR    UNREALIZED   UNREALIZED    AMORTIZED     FAIR    UNREALIZED   UNREALIZED
                                        COST      VALUE       LOSS         LOSS          COST      VALUE       LOSS         LOSS
                                      ---------  -------   ----------   ----------    ---------    -------  ----------   ----------
ABS and CMBS
  Aircraft lease receivables          $     153  $    99   $     (54)       38.6%     $      90    $    77  $     (13)        4.3%
  CDOs                                      132      113         (19)       13.6%           204        172        (32)       10.7%
  Credit card receivables                   118      108         (10)        7.1%           358        317        (41)       13.7%
  Other ABS and CMBS                        569      555         (14)       10.0%           689        675        (14)        4.6%
Corporate
  Financial services                        524      502         (22)       15.7%           614        557        (57)       19.0%
  Technology and communications              37       36          (1)        0.7%           427        380        (47)       15.7%
  Transportation                             25       22          (3)        2.1%            60         50        (10)        3.3%
  Utilities                                  80       74          (6)        4.3%           256        233        (23)        7.7%
  Other                                     164      153         (11)        7.9%           585        563        (22)        7.3%
Diversified equity mutual funds               3        3          --         --              64         48        (16)        5.3%
Other securities                              8        8          --         --             292        267        (25)        8.4%
                                      ---------  -------   ---------       -----      ---------    -------  ---------       -----
TOTAL                                 $   1,813  $ 1,673   $    (140)      100.0%     $   3,639    $ 3,339      $(300)      100.0%
                                      ---------  -------   ---------       -----      ---------    -------  ---------       -----
Total general accounts                $   1,174  $ 1,080   $     (94)       67.1%     $   2,362    $ 2,164  $    (198)       66.0%
Total guaranteed separate accounts    $     639  $   593   $     (46)       32.9%     $   1,277    $ 1,175  $    (102)       34.0%
                                      =========  =======   =========       =====      =========    =======  =========       =====

The ABS securities in an unrealized loss position for six months or more as of December 31, 2003, were primarily supported by aircraft lease receivables, CDOs and credit card receivables. The Company's current view of risk factors relative to these fixed maturity types is as follows:

AIRCRAFT LEASE RECEIVABLES -- The securities supported by aircraft lease receivables continued to decline in value during 2003 due to a reduction in lease payments and aircraft values driven by a prolonged decline in airline travel, which has resulted in the financial difficulties of many airline carriers. As a result of the uncertainty surrounding the timing of any potential recovery in this industry, significant risk premiums have been required by the market for these securities, resulting in reduced liquidity and lower broker quoted prices. Air travel began to improve in the second half of 2003, which resulted in lease rates stabilizing on certain aircrafts. While the Company saw some modest price increases and greater liquidity in this sector during the fourth quarter of 2003, additional price recovery will depend on continued improvement in economic fundamentals, political stability and airline operating performance.

CDOS -- Adverse CDO experience can be attributed to higher than expected default rates and downgrades of the collateral supporting these securities, particularly in the technology and utilities sectors, causing a deterioration in the subordinated tranches of these structures. As a result, significant risk premiums have been required by the market for these securities, resulting in reduced liquidity and lower broker quoted prices. Improved economic and operating fundamentals of the underlying security issuers, along with better market liquidity, should lead to improved pricing levels.

CREDIT CARD RECEIVABLES -- The unrealized loss position in credit card securities has primarily been caused by exposure to companies originating loans to sub-prime borrowers. While the unrealized loss position improved for these holdings during the year due to the better than expected performance of the underlying collateral of credit card receivables, concerns remain regarding the long-term viability of certain issuers within this sub-sector.

As of December 31, 2003, security types other than ABS and CMBS that were in a significant unrealized loss position for greater than six months were corporate fixed maturities primarily within the financial services sector.

FINANCIAL SERVICES -- As of December 31, 2003, the securities in the financial services sector unrealized loss position for greater than six months were comprised of less than 50 different securities. The securities in this category are primarily investment grade and substantially all of these securities are priced at or greater than 90% of amortized cost as of December 31, 2003. These positions are primarily variable rate securities with extended maturity dates, which have been adversely impacted by the reduction in forward interest rates resulting in lower expected cash flows. Unrealized loss amounts for these securities have declined during the year as interest rates have risen. Additional changes in fair value of these securities are primarily dependent on future changes in forward interest rates. A substantial percentage of these securities are currently hedged with interest rate swaps, which convert the variable rate earned on the securities to a fixed amount. The swaps receive cash flow hedge accounting treatment and are currently in an unrealized gain position.

As part of the Company's ongoing security monitoring process by a committee of investment and accounting professionals, the Company has reviewed its investment portfolio and concluded that there were no additional other-than-temporary impairments as of December 31, 2003 and 2002. Due to the issuers' continued satisfaction of the securities' obligations in accordance with their contractual terms and the expectation that they will continue to do so, management's intent and ability to hold these securities, as well as the evaluation of the fundamentals of the issuers' financial condition and other objective evidence, the Company believes that the prices of the securities in the sectors identified above were temporarily depressed.

The evaluation for other-than-temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other-than-temporary. The risks and uncertainties include changes in general economic conditions, the issuer's financial condition or near term recovery prospects and the effects of changes in interest rates. In addition, for securitized financial assets with contractual cash flows (e.g. ABS and CMBS), projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral. As of December 31, 2003, management's expectation of the discounted future cash flows on these securities was in excess of the associated securities' amortized costs. (For a further discussion, see "Investments" included in the Critical Accounting Estimates section of MD&A and in Note 2 of Notes to Consolidated Financial Statements.)

The following table presents the Company's unrealized loss aging for BIG and equity securities, including guaranteed separate accounts, as of December 31, 2003 and 2002.

               UNREALIZED LOSS AGING OF BIG AND EQUITY SECURITIES

                                                               2003                                       2002
                                               -------------------------------------      -------------------------------------
                                                AMORTIZED                 UNREALIZED      AMORTIZED                  UNREALIZED
                                                  COST      FAIR VALUE       LOSS            COST      FAIR VALUE       LOSS
                                               ----------   ----------    ----------      ----------   ----------    ----------
Three months or less                           $      47     $     46     $      (1)       $     131    $    104     $     (27)
Greater than three months to six months               90           86            (4)             188         165           (23)
Greater than six months to nine months                50           44            (6)             160         134           (26)
Greater than nine months to twelve months             17           16            (1)             299         264           (35)
Greater than twelve months                           266          217           (49)             354         299           (55)
                                               ---------     --------     ---------        ---------    --------     ---------
TOTAL                                          $     470     $    409     $     (61)       $   1,132    $    966     $    (166)
                                               =========     ========     =========        =========    ========     =========
Total general accounts                         $     350     $    305     $     (45)       $     800    $    669     $    (131)
Total guaranteed separate accounts             $     120     $    104     $     (16)       $     332    $    297     $     (35)
                                               =========     ========     =========        =========    ========     =========

Similar to the decrease in the Unrealized Loss Aging of Total Securities table from December 31, 2002 to December 31, 2003, the decrease in the BIG and equity security unrealized loss amount was primarily the result of improved corporate fixed maturity credit quality and to a lesser extent recognition of other-than temporary impairments and assets sales, partially offset by an increase in interest rates. (For a further discussion, see the economic commentary under the Fixed Maturities by Type table in this section of the MD&A.)

The BIG and equity securities in an unrealized loss position for longer than six months by type as of December 31, 2003 and 2002 are presented in the following table.

 BIG AND EQUITY SECURITIES WITH UNREALIZED LOSS GREATER THAN SIX MONTHS BY TYPE

                                                         2003                                             2002
                                      -------------------------------------------   ----------------------------------------------
                                                                       PERCENT OF                                       PERCENT OF
                                                                          TOTAL                                           TOTAL
                                      AMORTIZED    FAIR    UNREALIZED  UNREALIZED   AMORTIZED    FAIR      UNREALIZED   UNREALIZED
                                        COST      VALUE       LOSS        LOSS        COST      VALUE         LOSS         LOSS
                                      ---------   -----    ----------  ----------   ---------   -----      ----------   ----------
ABS and CMBS
  Aircraft lease receivables          $      45   $  28    $     (17)     30.3%     $      --   $  --      $      --         --
  CDOs                                       37      28           (9)     16.1%             2       1             (1)       0.9%
  Credit card receivables                    40      30          (10)     17.9%            26      17             (9)       7.8%
  Other ABS and CMBS                         45      38           (7)     12.5%            37      32             (5)       4.3%
Corporate

  Financial services                         39      35           (4)      7.1%             9       8             (1)       0.9%
  Technology and communications               4       3           (1)      1.8%           211     177            (34)      29.3%
  Transportation                              9       8           (1)      1.8%            13      10             (3)       2.6%
  Utilities                                  66      61           (5)      8.9%           123     107            (16)      13.8%
  Other                                      44      42           (2)      3.6%           226     210            (16)      13.8%
Diversified equity mutual funds               3       3           --        --             64      48            (16)      13.8%
Other securities                              1       1           --        --            102      87            (15)      12.8%
                                      ---------   -----    ---------     -----      ---------   -----      ---------      -----
TOTAL                                 $     333   $ 277    $     (56)    100.0%     $     813   $ 697      $    (116)     100.0%
                                      ---------   -----    ---------     -----      ---------   -----      ---------      -----
Total general accounts                $     234   $ 193    $     (41)     73.2%     $     552   $ 464      $     (88)      75.9%
Total guaranteed separate accounts    $      99   $  84    $     (15)     26.8%     $     261   $ 233      $     (28)      24.1%
                                      =========   =====    =========      ====      =========   =====      =========      =====

For a further discussion of the Company's current view of risk factors relative to certain security types listed above, see the Total Securities with Unrealized Loss Greater Than Six Months by Type table in this section of the MD&A.

CAPITAL MARKETS RISK MANAGEMENT

Hartford Life Insurance Company has a disciplined approach to managing risks associated with its capital markets and asset/liability management activities. Investment portfolio management is organized to focus investment management expertise on specific classes of investments, while asset/liability management is the responsibility of dedicated risk management units supporting the Company, including guaranteed separate accounts. Derivative instruments are utilized in compliance with established Company policy and regulatory requirements and are monitored internally and reviewed by senior management. Derivatives play an important role in facilitating the management of interest rate risk, mitigating equity market risk exposure associated with certain variable annuity products and changes in currency exchange rates.

MARKET RISK

The Company is exposed to market risk, primarily relating to the market price and/or cash flow variability associated with changes in interest rates, market indices or foreign currency exchange rates.

Interest Rate Risk

The Company's exposure to interest rate risk relates to the market price and/or cash flow variability associated with the changes in market interest rates. The Company manages its exposure to interest rate risk through asset allocation limits, asset/liability duration matching and through the use of derivatives. The Company analyzes interest rate risk using various models including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivative instruments. Measures the Company uses to quantify its exposure to interest rate risk inherent in its invested assets and interest rate sensitive liabilities are duration and key rate duration. Duration is the weighted average term-to-maturity of a security's cash flows, and is used to approximate the percentage change in the price of a security for a 100-basis-point change in market interest rates. For example, a duration of 5 means the price of the security will change by approximately 5% for a 1% change in interest rates. The key rate duration analysis considers the expected future cash flows of assets and liabilities assuming non-parallel interest rate movements.

To calculate duration, projections of asset and liability cash flows are discounted to a present value using interest rate assumptions. These cash flows are then revalued at alternative interest rate levels to determine the percentage change in fair value due to an incremental change in rates. Cash flows from corporate obligations are assumed to be consistent with the contractual payment streams on a yield to worst basis. The primary assumptions used in calculating cash flow projections include expected asset payment streams taking into account prepayment speeds, issuer call options and contract holder behavior. Asset-backed securities, collateralized mortgage obligations and mortgage-backed securities are modeled based on estimates of the rate of future prepayments of principal over the remaining life of the securities. These estimates are developed using prepayment speeds provided in broker consensus data. Such estimates are derived from prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates.

Equity Risk

The Company's primary exposure to equity risk relates to the potential for lower earnings associated with certain of the Company's businesses such as variable annuities where fee income is earned based upon the fair value of the assets under management. In addition, the Company offers certain guaranteed benefits, primarily associated with variable annuity products, which increases the Company's potential benefit exposure as the equity markets decline. (For a further discussion, see the "Equity Risk" in the Key Market Risk Exposures section.)

The Company does not have significant equity risk exposure from invested assets. In March 2003, the Company decided to liquidate its hedge fund limited partnership investments and certain equity securities and reinvest the proceeds into fixed maturity investments, thereby reducing its exposure to equity price risk. The Company has not materially changed other aspects of its overall asset allocation position or market risk since December 31, 2002.

Foreign Currency Exchange Risk

The Company's currency exchange risk is related to non - US dollar denominated investments, which primarily consist of fixed maturity investments. A significant portion of the Company's foreign currency exposure is mitigated through the use of derivatives.

Derivative Instruments

Hartford Life Insurance Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards, futures and options, in compliance with Company policy and regulatory requirements to mitigate interest rate, equity market or currency exchange rate risk or volatility.

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

Foreign currency swaps exchange an initial principal amount in two currencies, agreeing to re-exchange the currencies at a future date, at an agreed upon exchange rate. There is also periodic exchange of payments at specified intervals calculated using the agreed upon rates and exchanged principal amounts.

Derivative activities are monitored by an internal compliance unit, reviewed frequently by senior management and reported to the Finance Committee of the Board of Directors. The notional amounts of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. Notional amounts pertaining to derivative instruments used in the management of market risk for both the general and guaranteed separate accounts at December 31, 2003 and 2002 were $38.6 billion and $15.1 billion, respectively.

KEY MARKET RISK EXPOSURES

The following discussions focus on the key market risk exposures within the Company's portfolios.

The Company is responsible for maximizing after-tax returns within acceptable risk parameters, including the management of the interest rate sensitivity of invested assets and the generation of sufficient liquidity to support policyholder and corporate obligations. The Company's fixed maturity portfolios and certain investment contract and insurance product liabilities have material market exposure to interest rate risk. In addition, the Company's operations are significantly influenced by changes in the equity markets. The Company's profitability depends largely on the amount of assets under management, which is primarily driven by the level of sales, equity market appreciation and depreciation and the persistency of the in-force block of business.

Interest Rate Risk

The Company's exposure to interest rate risk relates to the market price and/or cash flow variability associated with changes in market interest rates. Changes in interest rates can potentially impact the Company's profitability. In certain scenarios where interest rates are volatile, the Company could be exposed to disintermediation risk and a reduction in net interest rate spread or profit margins. The investments and liabilities primarily associated with interest rate risk are included in the following discussion. Certain product liabilities expose the Company to interest rate risk but also have significant equity risk. These liabilities are discussed as part of the Equity Risk section below.

Fixed Maturity Investments

The Company's general account and guaranteed separate account investment portfolios primarily consist of investment grade fixed maturity securities, including corporate bonds, asset-backed securities, commercial mortgage-backed securities and collateralized mortgage obligations. The fair value of these investments was $41.8 billion and $35.9 billion, at December 31, 2003 and 2002, respectively. The fair value of these and other invested assets fluctuates depending on the interest rate environment and other general economic conditions. During periods of declining interest rates, paydowns on mortgage-backed securities and collateralized mortgage obligations increase as the underlying mortgages are prepaid. During such periods, the Company generally will not be able to reinvest the proceeds of any such prepayments at comparable yields. Conversely, during periods of rising interest rates, the rate of prepayments generally declines, exposing the Company to the possibility of asset/liability cash flow and yield mismatch. The weighted average duration of the fixed maturity portfolio was approximately 4.6 and 4.2 as of December 31, 2003 and 2002, respectively.

Liabilities

The Company's investment contracts and certain insurance product liabilities, other than non-guaranteed separate accounts, include asset accumulation vehicles such as fixed annuities, guaranteed investment contracts, other investment and universal life-type contracts and other insurance products such as long-term disability.

Asset accumulation vehicles primarily require a fixed rate payment, often for a specified period of time. Product examples include fixed rate annuities with a market value adjustment feature and fixed rate guarantee investment contracts. The duration of these contracts generally range from less than one year to ten years. In addition, certain products such as universal life contracts and the general account portion of the Company's variable annuity products, credit interest to policyholders subject to market conditions and minimum interest rate guarantees. The duration of these products is short-to-intermediate term.

While interest rate risk associated with many of these products has been reduced through the use of market value adjustment features and surrender charges, the primary risk associated with these products is that the spread between investment return and credited rate may not be sufficient to earn targeted returns.

The Company also manages the risk of other insurance liabilities similarly to investment type products due to the relative predictability of the aggregate cash flow payment streams. Products in this category may contain significant actuarial (including mortality and morbidity) pricing and cash flow risks. Product examples include structured settlement contracts, on-benefit annuities (i.e., the annuitant is currently receiving benefits thereon) and short and long-term disability contracts. The cash out flows associated with these policy liabilities are not interest rate sensitive but do vary based on the timing and amount of benefit payments. The primary risks associated with these products are that the benefits will exceed expected actuarial pricing and/or that the actual timing of the cash flows differ from those anticipated, resulting in an investment return lower than that assumed in pricing. Contract duration can range from less than one year to typically up to ten years.

PRODUCT LIABILITY CHARACTERISTICS

Hartford Life Insurance Company's product liabilities, other than non-guaranteed separate accounts, include accumulation vehicles such as fixed and variable annuities other investment and universal life-type contracts, and other insurance products such as long-term disability and term life insurance. The table below shows carrying values of insurance policy liabilities as of December 31, 2003 and 2002.

                                             2003       2002
            DESCRIPTION (1)                 TOTAL      TOTAL
            ---------------                --------   --------
Fixed rate asset accumulation vehicles     $  14.6    $  13.6
Weighted average credited rate                 6.0%       5.8%
Indexed asset accumulation vehicles        $   1.6    $   0.7
Weighted average credited rate                 1.8%       3.0%
Interest credited asset accumulation
   vehicles                                $  16.7    $  17.4
Weighted average credited rate                 3.7%       4.2%
Long-term pay out liabilities              $   6.8    $   5.6
Short-term pay out liabilities             $   0.2    $     -
                                           =======    =======

The Company employs several risk management tools to quantify and manage risk arising from investment contracts and other insurance liabilities, such as duration and key rate duration and the use of derivative instruments. For certain portfolios, management monitors the changes in present value between assets and liabilities resulting from various interest rate scenarios using integrated asset/liability measurement systems and a proprietary system that simulates the impacts of parallel and non-parallel yield curve shifts. Based on this current and prospective information, management implements risk reducing techniques to improve the match between assets and liabilities, including the use of derivative instruments. Derivatives used to mitigate interest rate risk are discussed in more detail below.

Derivatives

The Company utilizes a variety of derivative instruments to mitigate interest rate risk. Interest rate swaps are primarily used to convert interest receipts to a fixed or variable rate. In addition, interest rate swaps are used to convert the contract rate on certain liability products offered by the Company into a rate that trades in a more liquid and efficient market. The use of such swaps enables the Company to customize contract terms and conditions to customer objectives and satisfies the operation's asset/liability duration matching policy. Occasionally, swaps are also used to hedge the variability in the cash flow of a forecasted purchase or sale due to changes in interest rates.

Interest rate caps and floors, swaptions and option contracts are primarily used to hedge against the risk of liability contract holder disintermediation in a rising interest rate environment, and to offset the changes in fair value of corresponding derivatives embedded in certain of the Company's fixed maturity investments.

At December 31, 2003 and 2002, notional amounts pertaining to derivatives utilized to manage interest rate risk totaled $7.5 billion and $8.3 billion, respectively ($5.9 billion and $6.8 billion, respectively related to insurance investments and $1.6 billion and $1.5, respectively related to life insurance liabilities). The fair value of these derivatives as reflected on the Consolidated Balance Sheet was $168 and $358 as of December 31, 2003 and 2002, respectively.

Calculated Interest Rate Sensitivity

The after-tax change in the net economic value of investment contracts (e.g. guaranteed investment contracts) and other insurance product liabilities (e.g. short and long-term disability contracts), that are not substantially affected by changes in interest rates ("fixed liabilities") and for which the investment experience is substantially absorbed by Life, are included in the following table along with the corresponding general and guaranteed separate account assets. Also included in this analysis are the interest rate sensitive derivatives used by Life to hedge its exposure to interest rate risk. Certain financial instruments, such as limited partnerships, have been omitted from the analysis because the investments are accounted for under the equity method and lack sensitivity to interest rate changes. Interest rate sensitive investment contracts and universal life-type contracts are excluded from the hypothetical calculation below because the contracts generally allow Life significant flexibility to adjust credited rates to reflect actual investment experience and thereby pass through a substantial portion of actual investment experience to the policyholder. Non-guaranteed separate account assets and liabilities are excluded from the hypothetical calculation below because gains and losses in separate accounts generally accrue to policyholders. The estimated change in net economic value assumes a 100 basis point upward and downward parallel shift in the yield curve.

                                   CHANGE IN NET ECONOMIC VALUE
                                        AS OF DECEMBER 31,
                          ---------------------------------------------
                                   2003                    2002
                          --------------------     --------------------
Basis point shift           - 100        + 100       - 100       + 100
                          -------      -------     -------     -------
Amount                    $   (40)     $     2     $     8     $   (22)
                          -------      -------     -------     -------

These fixed liabilities included above represented approximately 50% and 46% of Life's general and guaranteed separate account liabilities as of December 31, 2003 and 2002, respectively. The assets supporting the fixed liabilities are monitored and managed within rigorous duration guidelines using scenario simulation techniques, and are evaluated on an annual basis, in compliance with regulatory requirements.

The after-tax change in fair value of the general account invested asset portfolios that support interest rate sensitive investment contracts and universal life-type contracts and other insurance contracts that possess significant mortality risk are shown in the following table. The cash flows associated with these liabilities are less predictable than fixed liabilities. The Company identifies the most appropriate investment strategy based upon the expected policyholder behavior and liability crediting needs. The hypothetical calculation of the estimated change in fair value below, assumes a 100 basis point upward and downward parallel shift in the yield curve.

                                                  CHANGE IN FAIR VALUE
                                                   AS OF DECEMBER 31,
                               -------------------------------------------------------
                                          2003                           2002
                               -------------------------       -----------------------
Basis point shift                  - 100          + 100           - 100         + 100
                               ---------      ---------        --------      --------
Amount                         $     462      $    (455)       $    403      $   (386)
                               ---------      ---------        --------      --------

The above quantitative presentation was adopted in the current year and is in lieu of the tabular presentation historically disclosed. The Company believes the current presentation is preferable in understanding the Company's invested asset interest rate risk exposure.

The selection of the 100 basis point parallel shift in the yield curve was made only as a hypothetical illustration of the potential impact of such an event and should not be construed as a prediction of future market events. Actual results could differ materially from those illustrated above due to the nature of the estimates and assumptions used in the above analysis. The Company's sensitivity analysis calculation assumes that the composition of invested assets and liabilities remain materially consistent throughout the year and that the current relationship between short-term and long-term interest rates will remain constant over time. As a result, these calculations may not fully capture the impact of portfolio re-allocations, significant product sales or non-parallel changes in interest rates.

Equity Risk

The Company's operations are significantly influenced by changes in the equity markets. The Company's profitability depends largely on the amount of assets under management, which is primarily driven by the level of sales, equity market appreciation and depreciation and the persistency of the in-force block of business. Prolonged and precipitous decline in the equity markets can have a significant impact on the Company's operations, as sales of variable products may decline and surrender activity may increase, as customer sentiment towards the equity market turns negative. The lower assets under management will have a negative impact on the Company's financial results, primarily due to lower fee income related to the Investment Products and to a lesser extent Individual

Life segments, where a heavy concentration of equity linked products are administered and sold. Furthermore, the Company may experience a reduction in profit margins if a significant portion of the assets held in the variable annuity separate accounts move to the general account and the Company is unable to earn an acceptable investment spread, particularly in light of the low interest rate environment and the presence of contractually guaranteed minimum interest credited rates, which for the most part are at a 3% rate.

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

Additionally, the Investment Products segment sells variable annuity contracts that offer various guaranteed death benefits. For certain guaranteed death benefits, the Company pays the greater of (1) the account value at death; (2) the sum of all premium payments less prior withdrawals; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary. The Company currently reinsures a significant portion of these death benefit guarantees associated with its in-force block of business. The Company currently records death benefit costs, net of reinsurance, as they are incurred. Declines in the equity market may increase the Company's net exposure to death benefits under these contracts.

The Company's total gross exposure (i.e. before reinsurance) to these guaranteed death benefits as of December 31, 2003 is $11.4 billion. Due to the fact that 81% of this amount is reinsured, the Company's net exposure is $2.2 billion. This amount is often referred to as the net amount at risk. However, the Company will only incur these guaranteed death benefit payments in the future if the policyholder has an in-the-money guaranteed death benefit at their time of death. In order to analyze the total costs that the Company may incur in the future related to these guaranteed death benefits, the Company performed an actuarial present value analysis. This analysis included developing a model utilizing stochastically generated scenarios and best estimate assumptions related to mortality and lapse rates. A range of projected costs was developed and discounted back to the financial statement date utilizing the Company's cost of capital, which for this purpose was assumed to be 9.25%. Based on this analysis, the Company estimated a 95% confidence interval of the present value of the retained death benefit costs to be incurred in the future to be a range of $88 to $282 for these contracts. The median of the stochastically generated investment performance scenarios was $132.

On June 30, 2003, the Company recaptured a block of business previously reinsured with an unaffiliated reinsurer. Under this treaty, the Company reinsured a portion of the GMDB feature associated with certain of its annuity contracts. As consideration for recapturing the business and final settlement under the treaty, the Company has received assets valued at approximately $32 and one million warrants exercisable for the unaffiliated company's stock. Prospectively, as a result of the recapture, the Company will be responsible for all of the remaining and ongoing risks associated with the GMDB's related to this block of business. The recapture increased the net amount at risk retained by the Company, which is included in the net amount at risk discussed above

On January 1, 2004, the Company adopted the provisions of Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts", (the "SOP"). The provisions of the SOP include a requirement for recording a liability for variable annuity products with a guaranteed minimum death benefit feature. The determination of this liability is also based on models that involve numerous estimates and subjective judgments, including those regarding expected market rates of return and volatility, contract surrender rates and mortality experience. As of January 1, 2004, the Company has recorded a liability for GMDB sold with variable annuity products of $191 and a related reinsurance recoverable asset of $108. Net of estimated DAC and income tax effects, the cumulative effect of establishing the required GMDB reserves resulted in a reduction of net income of $50 during the first quarter of 2004.

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

Declines in the equity market may increase the Company's exposure to benefits under these contracts. For all contracts in effect through July 6, 2003, the Company entered into a third party reinsurance arrangement to offset its exposure to the GMWB for the remaining lives of those contracts. As of July 6, 2003, the Company exhausted all but a small portion of the reinsurance capacity for new business under this current arrangement and will be ceding only a very small number of new contracts subsequent to July 6, 2003. Substantially all new contracts with the GMWB are covered by a reinsurance arrangement with a related party. See Note 13 "Transactions with Affiliates" for information on this arrangement.

Currency Exchange Risk

Currency exchange risk exists with respect to investments in non-US dollar denominated fixed maturities, primarily denominated in Euro, Sterling, Yen and Canadian dollars.

The risk associated with these investments relates to potential decreases in value and income resulting from unfavorable changes in foreign exchange rates. At December 31, 2003 and 2002, the Company had approximately $1.9 billion and $1.2 billion of non-US dollar denominated fixed maturities, respectively.

In order to manage its currency exposures, the Company enters into foreign currency swaps and options to hedge the variability in cash flow associated with certain foreign denominated fixed maturities. These foreign currency swap agreements are structured to match the foreign currency cash flows of the hedged foreign denominated securities. As of December 31, 2002, substantially all the fixed maturity investments were hedged into US dollars mitigating the foreign currency exchange risk. At December 31, 2003 and 2002, the derivatives used to hedge currency exchange risk had a total notional value of $1.2 billion and $1.3 billion, respectively, and total fair value of $(297) and $(71), respectively.

Based on the fair values of the Company's non-US dollar denominated investments and derivative instruments as of December 31, 2003 and 2002, management estimates that a 10% unfavorable change in exchange rates would decrease the fair values by a total of $32 and $3, respectively. The estimated impact was based upon a 10% change in December 31 spot rates. The selection of the 10% unfavorable change was made only for hypothetical illustration of the potential impact of such an event and should not be construed as a prediction of future market events. Actual results could differ materially from those illustrated above due to the nature of the estimates and assumptions used in the above analysis.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity represent the overall strength of Hartford Life Insurance Company and its ability to generate strong cash flows from each of the business segments, borrow funds at competitive rates and raise new capital to meet operating and growth needs. The Company maintained cash and short-term investments totaling $1.3 billion and $1.0 billion as of December 31, 2003 and 2002.

CASH FLOW

                                            2003         2002         2001
                                          -------      -------      -------
Cash provided by operating activities     $ 1,221      $   611      $ 1,067
Cash used for investing activities         (3,634)      (4,423)      (3,654)
Cash provided by financing activities       2,430        3,802        2,620
CASH - END OF YEAR                             96           79           87

2003 COMPARED TO 2002 -- The increase in cash provided by operating activities was primarily the result of the timing of the settlement of receivables, payables and other related liabilities. The decrease in cash provided by financing activities primarily relates to the decrease in net general account receipts from investment and universal life-type contracts charged against policyholder accounts. Operating cash flows in the periods presented have been more than adequate to meet liquidity requirements.

2002 COMPARED TO 2001 -- The decrease in cash provided by operating activities was primarily the result of the timing of the settlement of receivables, payables and other related liabilities. The increase in cash provided by financing activities primarily relates to the increase in receipts from investment and universal life-type contracts charged against policyholder accounts. Operating cash flows in the periods presented have been more than adequate to meet liquidity requirements.

DIVIDENDS

The Company declared $175 in dividends to HLA for 2003. Future dividend decisions will be based on, and affected by, a number of factors, including the operating results and financial requirements of the Company on a stand-alone basis and the impact of regulatory restrictions discussed in Liquidity Requirements below.

RATINGS

Ratings are an important factor in establishing the competitive position in the insurance and financial services marketplace. There can be no assurance that the Company's ratings will continue for any given period of time or that they will not be changed. In the event the Company's ratings are downgraded, the level of revenues or the persistency of the Company's business may be adversely impacted.

The following table summarizes Hartford Life Insurance Company's significant United States member companies' financial ratings from the major independent rating organizations as of February 20, 2004:

                                                                                                   STANDARD &
                                                    A.M. BEST        FITCH           MOODY'S         POOR'S
                                                    ---------        -----           -------       ----------
INSURANCE RATINGS
    Hartford Life Insurance Company                     A+             AA              Aa3             AA-
    Hartford Life and Annuity                           A+             AA              Aa3             AA-
                                                        --             --              ---             ---
OTHER RATINGS
     Hartford Life Insurance Company:
       Short Term Rating                                NR             NR              P-1            A-1+

Upon completion of the Hartford's asbestos reserve study and the Hartford's capital-raising activities, certain of the major independent ratings organizations revised The Hartford's financial ratings as follows:

On May 23, 2003, Fitch affirmed all ratings on The Hartford Financial Services Group, Inc. including the fixed income ratings and the insurer financial strength rating of the Hartford Fire Intercompany Pool. Further, these ratings have been removed from Rating Watch Negative and now have a Stable Rating Outlook.

On May 20, 2003, Standard & Poor's removed from CreditWatch and affirmed the long-term counterparty credit and senior debt rating of The Hartford Financial Services Group, Inc. and the counterparty credit and financial strength ratings on the operating companies following the Company's completion of capital-raising activities. The outlook is stable.

On May 14, 2003, Moody's downgraded the debt ratings of both The Hartford Financial Services Group, Inc. and Hartford Life, Inc. to A3 from A2 and their short-term commercial paper ratings to P-2 from P-1. The outlook on all of the ratings except for the P-2 rating on commercial paper is negative.

On May 13, 2003, A.M. Best affirmed the financial strength ratings of A+ (Superior) of The Hartford Fire Intercompany Pool and the main operating life insurance subsidiaries of Hartford Life, Inc. Concurrently, A.M. Best downgraded to "a-" from "a+" the senior debt ratings of The Hartford Financial Services Group, Inc. and Hartford Life Inc. and removed the ratings from under review.

EQUITY MARKETS

For a discussion of equity markets impact to capital and liquidity, see the Capital Markets Risk Management section under "Market Risk".

RISK-BASED CAPITAL

The National Association of Insurance Commissioners ("NAIC") has regulations establishing minimum capitalization requirements based on risk-based capital ("RBC") formulas for both life and property and casualty companies. The requirements consist of formulas, which identify companies that are undercapitalized and require specific regulatory actions. The RBC formula for life companies establishes capital requirements relating to insurance, business, asset and interest rate risks. As of December 31, 2003, Hartford Life Insurance Company had more than sufficient capital to meet the NAIC's minimum RBC requirements.

REGULATORY INITIATIVES AND CONTINGENCIES

Legal Proceedings - The Company is or may become involved in various legal actions, in the normal course of its business, in which claims for alleged economic and punitive damages have been or may be asserted, some for substantial amounts. Some of the pending litigation has been filed as purported class actions and some actions have been filed in certain jurisdictions that permit punitive damage awards that are disproportionate to the actual damages incurred. Although there can be no assurances, at the present time, the Company does not anticipate that the ultimate liability arising from potential, pending or threatened legal actions, after consideration of provisions made for estimated losses and costs of defense, will have a material adverse effect on the financial condition or operating results of the Company.

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

TERRORISM RISK INSURANCE ACT OF 2002

The Terrorism Risk Insurance Act of 2002 ("the Act") created a program under which the federal government will pay 90% of covered losses after an insurer's losses exceed a deductible determined by a statutorily prescribed formula, up to a combined annual aggregate limit for the federal government and all insurers of $100 billion. If an act of terrorism or acts of terrorism result in covered losses exceeding the $100 billion annual limit, insurers with losses exceeding their deductibles will not be responsible for additional losses.

The statutory formula for determining a company's deductible for each year is based on the company's direct commercial earned premium for the prior calendar year multiplied by a specified percentage. The specified percentages are 10% for 2004 and 15% for 2005.

On August 15, 2003, the Treasury Department announced that it would not use its legislatively-granted authority to include group life insurance under the Federal backstop for terrorism losses in the Terrorism Risk Insurance Act of 2002. In announcing this decision, the Treasury stated that they would continue to monitor the group life situation.

LEGISLATIVE INITIATIVES

Certain elements of the Jobs and Growth Tax Relief Reconciliation Act of 2003, in particular the reduction in tax rates on long-term capital gains and most dividend distributions, could have a material effect on the Company's sales of variable annuities and other investment products. While sales of these products do not appear to have been reduced to date, the long-term effect of the Jobs and Growth Act of 2003 on the Company's financial condition or results of operations cannot be reasonably estimated at this time.

There are proposals in the federal 2005 budget submitted by President Bush which would create new investment vehicles with larger annual contribution limits for individuals. Some of these proposed vehicles would have significant tax advantages, and could have a material effect on the sales of the Company's life insurance and investment products. There also have been proposals regarding the estate tax and deferred compensation arrangements that could have negative effects on the Company's product sales. Prospects for enactment of this legislation in 2004 are uncertain. Therefore, any potential effect on the Company's financial condition or results of operations cannot be reasonably estimated at this time.

In addition, other tax proposals and regulatory initiatives which have been or are being considered by Congress could have a material effect on the insurance business. These proposals and initiatives include changes pertaining to the tax treatment of insurance companies and life insurance products and annuities, and reductions in benefits currently received by the Company stemming from the dividends received deduction. Legislation to restructure the Social Security system and expand private pension plans incentives also may be considered. Prospects for enactment and the ultimate effect of these proposals are uncertain.

Congress is likely to consider a number of legal reform proposals this year. Among them is legislation that would reduce the number and type of national class actions certified by state judges by updating the federal rules on diversity jurisdiction. Prospects for enactment of these proposals in 2004 are uncertain.

GUARANTY FUND

Under insurance guaranty fund laws in each state, the District of Columbia and Puerto Rico, insurers licensed to do business can be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Part of the assessments paid by the Company's insurance subsidiaries pursuant to these laws may be used as credits for a portion of the Company's insurance subsidiaries' premium taxes. There were $0 and $2 in guaranty fund assessment refunds in 2003 and 2002, respectively. There was no guaranty fund assessment payments (net of refunds) in 2001.

NAIC CODIFICATION

The NAIC adopted the Codification of Statutory Accounting Principles ("Codification") in March 1998. The effective date for the statutory accounting guidance was January 1, 2001. Each of Hartford Life's domiciliary states has adopted Codification, and the Company has made the necessary changes in its statutory accounting and reporting required for implementation. The overall impact of applying the new guidance resulted in a benefit of $38 in statutory surplus.

EFFECT OF INFLATION

The rate of inflation as measured by the change in the average consumer price index has not had a material effect on the revenues or operating results of Hartford Life Insurance Company during the three most recent fiscal years.

IMPACT OF NEW ACCOUNTING STANDARDS

For a discussion of accounting standards, see Note 2 of Notes to Consolidated Financial Statements.

In July 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (the "SOP"). The SOP addresses a wide variety of topics, some of which have a significant impact on the Company. The major provisions of the SOP require:

- Recognizing expenses for a variety of contracts and contract features, including guaranteed minimum death benefits ("GMDB"), certain death benefits on universal-life type contracts and annuitization options, on an accrual basis versus the previous method of recognition upon payment;

- Reporting and measuring assets and liabilities of certain separate account products as general account assets and liabilities when specified criteria are not met;

- Reporting and measuring the Company's interest in its separate accounts as general account assets based on the insurer's proportionate beneficial interest in the separate account's underlying assets; and

- Capitalizing sales inducements that meet specified criteria and amortizing such amounts over the life of the contracts using the same methodology as used for amortizing deferred acquisition costs ("DAC").

The SOP is effective for financial statements for fiscal years beginning after December 15, 2003. At the date of initial application, January 1, 2004, the estimated cumulative effect of the adoption of the SOP on net income and other comprehensive income was comprised of the following individual impacts:

                                                         Other
                                                     Comprehensive
   Cumulative Effect of Adoption       Net Income       Income
   -----------------------------       ----------    -------------
Establishing GMDB reserves for
  annuity contracts                      $(50)          $ --
Reclassifying certain separate
  accounts to general accounts             30
                                                         294
Other                                      (1)            (2)
                                         ----           ----
Total cumulative effect of adoption      $(21)          $292
                                         ====           ====

Exclusive of the cumulative effect, overall application of the SOP is expected to have a small positive impact to earnings over the next few years, with individual impacts described below.

Death Benefits and Other Insurance Benefit Features

The Company sells variable annuity contracts that offer various guaranteed death benefits. For certain guaranteed death benefits, Hartford Life pays the greater of (1) the account value at death; (2) the sum of all premium payments less prior withdrawals; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary. The Company currently reinsures a significant portion of these death benefit guarantees associated with its in-force block of business. As of January 1, 2004, the Company has recorded a liability for GMDB and other benefits sold with variable annuity products of $191 and a related reinsurance recoverable asset of $108. The determination of the GMDB liability and related reinsurance recoverable is based on models that involve a range of scenarios and assumptions, including those regarding expected market rates of return and volatility, contract surrender rates and mortality experience. The assumptions used are consistent with those used in determining estimated gross profits for purposes of amortizing deferred acquisition costs. Exclusive of the cumulative effect adjustment, the establishment of the required liability at January 1, 2004 is expected to result in slightly higher earnings in future years as well as a more stable pattern of death benefit expense.

The Company sells universal life-type contracts with certain secondary guarantees, such as a guarantee that the policy will not lapse, even if the account value is reduced to zero, as long as the policyholder makes scheduled premium payments. The assumptions used in the determination of the secondary guarantee liability are consistent with those used in determining estimated gross profits for purposes of amortizing deferred policy acquisition costs. Based on current estimates, the Company expects the cumulative effect on net income upon recording this liability to be not material. The establishment of the required liability will change the earnings pattern of these products, lowering earnings in the early years of the contract and increasing earnings in the later years. Based on the current in-force of these products, the impact is not expected to be material in the near term. Currently there is diversity in industry practice and inconsistent guidance surrounding the application of the SOP to universal life-type contracts. The Company believes consensus or further guidance surrounding the methodology for determining reserves for secondary guarantees will develop in the future. This may result in an adjustment to the cumulative effect of adopting the SOP and could impact future earnings.

Separate Account Presentation

The Company has recorded certain MVA fixed annuity and modified guarantee life insurance products (primarily the Company's Compound Rate Contract ("CRC") and associated assets) as separate account assets and liabilities through December 31, 2003. Notwithstanding the market value adjustment feature in this product, all of the investment performance of the separate account assets is not being passed to the contractholder, and it therefore, does not meet the conditions for separate account reporting under the SOP. On January 1, 2004, the cumulative adjustments to earnings and other comprehensive income as a result of recording the separate account assets and liabilities in the general account were recorded net of amortization of deferred acquisition costs and income taxes. Through December 31, 2003, the Company had recorded CRC assets and liabilities on a market value basis with all changes in value (market value spread) included in current earnings as a component of other revenues. Upon adoption of the SOP, the component of CRC spread on a book value basis will be recorded in net investment income and interest credited. Realized gains and losses on investments and market value adjustments on contract surrenders will be recognized as incurred. On balance, exclusive of the cumulative effect gain recognized, these changes will result in smaller future earnings from the in-force block of CRC contracts.

Certain other products offered by the Company recorded in separate account assets and liabilities through December 31, 2003, were reclassified to the general account upon adoption of the SOP.

Interests in Separate Accounts

As of December 31, 2003, the Company had $24 representing unconsolidated interests in its own separate accounts. On January 1, 2004, the Company reclassified $11 to investment in trading securities, where the Company's proportionate beneficial interest in the separate account was less than 20%. In instances where the Company's proportionate beneficial interest was between 20-50%, the Company reclassified $13 of its investment to reflect the Company's proportionate interest in each of the underlying assets of the separate account. Future impacts to net income as a result of adopting these provisions of the SOP are expected to be insignificant.

Sales Inducements

The Company currently offers enhanced or bonus crediting rates to contractholders on certain of its individual and group annuity products. Effective January 1, 2004, upon adopting the SOP, the future expense associated with offering a bonus will be deferred and amortized over the life of the related contract in a pattern consistent with the amortization of deferred acquisition costs. Effective January 1, 2004, amortization expense associated with expenses previously deferred will be recorded over the remaining life of the contract rather than over the contingent deferred sales charge period. Due to the longer deferral periods, this provision is expected to have a small positive impact to earnings in future periods.

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

ITEM 9A. CONTROLS AND PROCEDURES

         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

         The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of December 31, 2003.

         CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING.

         There was no change in the Company's internal control over financial reporting that occurred during the Company's fourth fiscal quarter of 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 9(e) of Schedule 14A with regard to the Company's ultimate parent entity, The Hartford, is set forth in Item 14 of The Hartford's Form 10-K for the fiscal year ended December 31, 2003, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as a part of this report:

     1. CONSOLIDATED FINANCIAL STATEMENTS. See Index to Consolidated Financial Statements and Schedules elsewhere herein.

     2. CONSOLIDATED FINANCIAL STATEMENT SCHEDULES. See Index to Consolidated Financial Statement Schedules elsewhere herein.

     3.  EXHIBITS. See Exhibit Index elsewhere herein.

(b) Reports on Form 8-K - None.

(c) Exhibits - See Item 15(a)(3).

(d) Schedules - See Item 14(a)(2).

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                                          Page(s)
Report of Management                                                                      F-1
Independent Auditors' Report                                                              F-2
Consolidated Statements of Income for the three years ended December 31, 2003             F-3
Consolidated Balance Sheets as of December 31, 2003 and 2002                              F-4
Consolidated Statements of Changes in Stockholder's Equity for the three
 years ended December 31, 2003                                                            F-5
Consolidated Statements of Cash Flows for the three years ended December 31, 2003         F-6
Notes to Consolidated Financial Statements                                                F-7 - 36
Schedule I  --  Summary of Investments - Other Than Investments in Affiliates             S-1
Schedule III -- Supplementary Insurance Information                                       S-2
Schedule IV -- Reinsurance                                                                S-3

                              REPORT OF MANAGEMENT

The management of Hartford Life Insurance Company (the "Company") is responsible for the preparation and integrity of information contained in the accompanying consolidated financial statements. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and, where necessary, include amounts that are based on management's informed judgments and estimates. Management believes these consolidated statements present fairly, Hartford Life Insurance Company's financial position and results of operations.

Management has made available Hartford Life Insurance Company's financial records and related data to Deloitte & Touche LLP, independent auditors, in order for them to perform their audits of the Company's consolidated financial statements. Their report appears on page F-2.

An essential element in meeting management's financial responsibilities is Hartford Life Insurance Company's system of internal controls. These controls, which include accounting controls and the Company's internal auditing program, are designed to provide reasonable assurance that assets are safeguarded, and transactions are properly authorized, executed and recorded. The controls, which are documented and communicated to employees in the form of written codes of conduct and policies and procedures, provide for careful selection of personnel and for appropriate division of responsibility. Management continually monitors for compliance, while Hartford Life Insurance Company's internal auditors independently assess the effectiveness of the controls and make recommendations for improvement.

Another important element is management's recognition and acknowledgement within the organization of its responsibility for fostering a strong, ethical climate, thereby firmly establishing an expectation that Hartford Life Insurance Company's affairs be transacted according to the highest standards of personal and professional conduct. Hartford Life Insurance Company has a long-standing reputation of integrity in business conduct and utilizes communication and education to create and fortify a strong compliance culture.

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

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of Hartford Life Insurance Company
Hartford, Connecticut

We have audited the accompanying consolidated balance sheets of Hartford Life Insurance Company and its subsidiaries (collectively, "the Company") as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholder's equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the Index to Consolidated Financial Statements and Schedules. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hartford Life Insurance Company and its subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 of the consolidated financial statements, the Company changed its method of accounting for goodwill and indefinite-lived intangible assets in 2002. In addition, the Company changed its method of accounting for derivative instruments and hedging activities and its method of accounting for the recognition of interest income and impairment on purchased and retained beneficial interests in securitized financial assets in 2001.

Deloitte & Touche LLP
Hartford, Connecticut
February 25, 2004

             HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME

                                                                        For the years ended December 31,
                                                                        --------------------------------
                   (In millions)                                          2003        2002         2001
                   -------------                                        -------     -------      -------
REVENUES
Fee income                                                              $ 2,169     $ 2,079      $ 2,157
Earned premiums and other                                                   934         574          927
Net investment income                                                     1,764       1,572        1,491
Net realized capital gains (losses)                                           1        (276)         (87)
                                                                        -------     -------        -----
        TOTAL REVENUES                                                    4,868       3,949        4,488
                                                                        -------     -------        -----

BENEFITS, CLAIMS AND EXPENSES
Benefits, claims and claim adjustment expenses                            2,726       2,275        2,536
Insurance expenses and other                                                625         650          621
Amortization of deferred policy acquisition costs and present value
    of future profits                                                       660         531          566
Dividends to policyholders                                                   63          65           69
                                                                        -------     -------        -----
        TOTAL BENEFITS, CLAIMS AND EXPENSES                               4,074       3,521        3,792
                                                                        -------     -------        -----

        INCOME BEFORE INCOME TAX EXPENSE AND CUMULATIVE EFFECT OF
           ACCOUNTING CHANGES                                               794         428          696
Income tax expense                                                          168           2           44
                                                                        -------     -------        -----
        INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES               626         426          652
Cumulative effect of accounting changes, net of tax                          --          --           (6)
                                                                        -------     -------        -----
        NET INCOME                                                      $   626     $   426        $ 646
                                                                        =======     =======        =====

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                      As of December 31,
                                                                                   ------------------------
                   (In millions, except for share data)                              2003          2002
                   ------------------------------------                            ---------      ---------
ASSETS
Investments
Fixed maturities, available for sale, at fair value (amortized cost of $28,511
   and $23,675)                                                                    $  30,085      $  24,786
Equity securities, available for sale, at fair value (cost of $78 and $137)               85            120
Policy loans, at outstanding balance                                                   2,470          2,895
Other investments                                                                        639            918
                                                                                   ---------      ---------
      Total investments                                                               33,279         28,719
Cash                                                                                      96             79
Premiums receivable and agents' balances                                                  17             15
Reinsurance recoverables                                                               1,297          1,477
Deferred policy acquisition costs and present value of future profits                  6,088          5,479
Deferred income taxes                                                                   (486)          (243)
Goodwill                                                                                 186            186
Other assets                                                                           1,238          1,073
Separate account assets                                                              130,225        105,316
                                                                                   ---------      ---------
              TOTAL ASSETS                                                         $ 171,940      $ 142,101
                                                                                   =========      =========

LIABILITIES
Reserve for future policy benefits                                                 $   6,518      $   5,724
Other policyholder funds                                                              25,263         23,037
Other liabilities                                                                      3,330          2,207
Separate account liabilities                                                         130,225        105,316
                                                                                   ---------      ---------
         TOTAL LIABILITIES                                                           165,336        136,284
                                                                                   ---------      ---------

COMMITMENTS AND CONTINGENT LIABILITIES, NOTE 12

STOCKHOLDER'S EQUITY
Common stock - 1,000 shares authorized, issued and outstanding,
    par value $5,690                                                                       6              6
Capital surplus                                                                        2,240          2,041
Accumulated other comprehensive income
    Net unrealized capital gains on securities, net of tax                               711            574
    Foreign currency translation adjustments                                              (1)            (1)
                                                                                   ---------      ---------
   Total accumulated other comprehensive income                                          710            573
                                                                                   ---------      ---------
Retained earnings                                                                      3,648          3,197
                                                                                   ---------      ---------
        TOTAL STOCKHOLDER'S EQUITY                                                     6,604          5,817
                                                                                   ---------      ---------
              TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                           $ 171,940      $ 142,101
                                                                                   =========      =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

                                                                         ACCUMULATED OTHER
                                                                    COMPREHENSIVE INCOME (LOSS)
                                                            -------------------------------------------
                                                             NET UNREALIZED    NET (LOSS)
                                                                CAPITAL      GAIN ON CASH      FOREIGN
                                                            GAINS (LOSSES)   FLOW HEDGING     CURRENCY                   TOTAL
                                        COMMON    CAPITAL   ON SECURITIES,    INSTRUMENTS,   TRANSLATION   RETAINED   STOCKHOLDER'S
          (In millions)                  STOCK    SURPLUS     NET OF TAX      NET OF TAX     ADJUSTMENTS   EARNINGS      EQUITY
------------------------------------    ------    -------   --------------   -------------   -----------   --------   -------------
 2003

Balance, December 31, 2002              $    6    $ 2,041   $          463   $         111    $        (1)  $  3,197   $       5,817
Comprehensive income
Net income                                                                                                      626             626
                                                                                                                      -------------
Other comprehensive income, net of
tax (1)
  Net change in unrealized capital
  gains
   (losses) on securities (3)                                          265                                                      265
  Net loss on cash flow hedging
  instruments                                                                         (128)                                    (128)
                                                                                                                      -------------
  Cumulative translation adjustments                                                                                             --
                                                                                                                      -------------
Total other comprehensive income                                                                                                137
                                                                                                                      -------------
  Total comprehensive income                                                                                                    763
                                                                                                                      -------------
Capital contribution from parent                      199                                                                       199
Dividends declared                                                                                             (175)           (175)
                                        ------    -------   --------------   -------------            --   --------   -------------
    BALANCE, DECEMBER 31, 2003          $    6    $ 2,240   $          728   $         (17)    $       (1)  $  3,648   $       6,604
                                        ======    =======   ==============   =============            ==   ========   =============

 2002

Balance, December 31, 2001              $    6    $ 1,806   $          114   $          63     $       (2)  $  2,771   $       4,758
Comprehensive income
Net income                                                                                                      426             426
                                                                                                                      -------------
Other comprehensive income, net of
tax (1)
  Net change in unrealized capital
  gains
   (losses) on securities (3)                                          349                                                      349
  Net gain on cash flow hedging
  instruments                                                                           48                                       48
                                                                                                                      -------------
  Cumulative translation adjustments                                                                   1                          1
                                                                                                                      -------------
Total other comprehensive income                                                                                                398
                                                                                                                      -------------
  Total comprehensive income                                                                                                    824
                                                                                                                      -------------
Capital contribution from parent                      235                                                                       235
                                        ------    -------   --------------   -------------            --   --------   -------------
    BALANCE, DECEMBER 31, 2002          $    6    $ 2,041   $          463   $         111     $       (1)  $  3,197   $       5,817
                                        ======    =======   ==============   =============            ==   ========   =============

 2001

BALANCE, DECEMBER 31, 2000              $    6    $ 1,045   $           16   $           -     $        -   $  2,125   $       3,192
Comprehensive income
Net income                                                                                                      646             646
                                                                                                                      -------------
Other comprehensive income, net of
tax (1)
  Cumulative effect of accounting                                      (18)             21                                        3
  change (2)
  Net change in unrealized capital
  gains
   (losses) on securities (3)                                          116                                                      116
  Net gain on cash flow hedging
  instruments                                                                           42                                       42
                                                                                                                      -------------
  Cumulative translation adjustments                                                                  (2)                        (2)
                                                                                                                      -------------
Total other comprehensive income                                                                                                159
                                                                                                                      -------------
  Total comprehensive income                                                                                                    805
                                                                                                                      -------------
Capital contribution from parent                      761                                                                       761
                                        ------    -------   --------------   -------------            --   --------   -------------
    BALANCE, DECEMBER 31, 2001          $    6    $ 1,806   $          114   $          63     $       (2)  $  2,771   $       4,758
                                        ======    =======   ==============   =============            ==   ========   =============

(1) Net change in unrealized capital gain (losses) on securities is reflected net of tax and other items of $143, $188 and $62 for the years ended December 31, 2003, 2002 and 2001, respectively. Cumulative effect of accounting change is net of tax benefit of $2 for the year ended December 31, 2001. Net (loss) gain on cash flow hedging instruments is net of tax (benefit) provision of $(69) and $26 for the years ended December 31, 2003 and 2002, respectively. There is no tax effect on cumulative translation adjustments.

(2) Net change in unrealized capital gain (losses), net of tax, includes cumulative effect of accounting change of $(3) to net income and $21 to net gain on cash flow hedging instruments.

(3) There were no reclassification adjustments for after-tax losses realized in net income for the year ended December 31, 2003. There were reclassification adjustments for after-tax losses realized in net income of $(170) and $(40) for the years ended December 31, 2002 and 2001, respectively.

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       For the years ended December 31,
                               (In millions)                                           2003          2002          2001
                               -------------                                         --------      --------      --------
OPERATING ACTIVITIES
   Net income                                                                        $    626      $    426      $    646
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
   Net realized capital (gains) losses                                                     (1)          276            87
   Cumulative effect of accounting changes, net of tax                                      -             -             6
   Amortization of deferred policy acquisition costs and present value of
      future profits                                                                      660           531           566
   Additions to deferred policy acquisition costs and present value of future
      profits                                                                          (1,319)         (987)         (975)
   Depreciation and amortization                                                          117            19           (18)
   (Increase) decrease in premiums receivable and agents' balances                         (2)           (5)            5
   Increase (decrease) in other liabilities                                               299           (61)          (84)
   Change in receivables, payables, and accruals                                          227             2           (72)
   (Decrease) increase in accrued tax                                                     (67)           76           115
   Decrease in deferred income tax                                                         65            23             7
   Increase in future policy benefits                                                     794           560           837
   (Increase) decrease in reinsurance recoverables                                         (1)         (127)           21
   Increase in other assets                                                              (177)         (122)          (74)
                                                                                     --------      --------      --------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                         1,221           611         1,067
                                                                                     ========      ========      ========
INVESTING ACTIVITIES
   Purchases of investments                                                           (13,628)      (12,470)       (9,766)
   Sales of investments                                                                 6,676         5,781         4,568
   Maturity and principal paydowns of fixed maturity investments                        3,233         2,266         2,227
   Purchase of business/affiliate, net of cash acquired                                     -             -          (683)
   Other                                                                                   85             -             -
                                                                                     --------      --------      --------
      NET CASH USED FOR INVESTING ACTIVITIES                                           (3,634)       (4,423)       (3,654)
                                                                                     ========      ========      ========
FINANCING ACTIVITIES
   Capital contributions                                                                  199           235           761
   Dividends paid                                                                        (175)            -             -
   Net receipts from investment and universal life-type contracts charged
     against policyholder accounts                                                      2,406         3,567         1,859
                                                                                     --------      --------      --------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                         2,430         3,802         2,620
                                                                                     ========      ========      ========
   Net increase (decrease) in cash                                                         17           (10)           33
   Impact of foreign exchange                                                               -             2            (2)
                                                                                     --------      --------      --------
   Cash - beginning of year                                                                79            87            56
                                                                                     --------      --------      --------
      CASH - END OF YEAR                                                             $     96      $     79      $     87
                                                                                     --------      --------      --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

NET CASH PAID (RECEIVED) DURING THE YEAR FOR:
Income taxes                                                                         $     35      $     (2)     $    (69)

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

ADOPTION OF NEW ACCOUNTING STANDARDS

Effective December 31, 2003, the Company adopted the disclosure requirements of Emerging Issues Task Force ("EITF") Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". Under the consensus, disclosures are required for unrealized losses on fixed maturity and equity securities accounted for under SFAS No. 115, "Accounting for Certain Investment in Debt and Equity Securities", and SFAS No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations", that are classified as either available-for-sale or held-to-maturity. The disclosure requirements include quantitative information regarding the aggregate amount of unrealized losses and the associated fair value of the investments in an unrealized loss position, segregated into time periods for which the investments have been in an unrealized loss position. The consensus also requires certain qualitative disclosures about the unrealized holdings in order to provide additional information that the Company considered in concluding that the unrealized losses were not other-than-temporary. For further discussion, see disclosures in Note 3.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Generally, SFAS No. 150 requires liability classification for two broad classes of financial instruments: (a) instruments that represent, or are indexed to, an obligation to buy back the issuer's shares regardless of whether the instrument is settled on a net-cash or gross physical basis and (b) obligations that (i) can be settled in shares but derive their value predominately from another underlying instrument or index (e.g., security prices, interest rates, and currency rates), (ii) have a fixed value, or (iii) have a value inversely related to the issuer's shares. Mandatorily redeemable equity and written options requiring the issuer to buy back shares are examples of financial instruments that should be reported as liabilities under this new guidance.

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

In April 2003, the FASB issued guidance in Statement 133 Implementation Issue No. B36, "Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor of Those Instruments", ("DIG B36") that addresses the instances in which bifurcation of an instrument into a debt host contract and an embedded derivative is required. The effective date of DIG B36 was October 1, 2003. DIG B36 indicates that bifurcation is necessary in a modified coinsurance arrangement when the yield on the receivable and payable is based on a specified proportion of the ceding company's return on either its general account assets or a specified block of those assets, rather than the overall creditworthiness of the ceding company. The Company has evaluated its modified coinsurance and funds withheld agreements and believes all but one are not impacted by the provisions of DIG B36. The one modified coinsurance agreement that requires the separate recording of an embedded derivative contains two total return swap embedded derivatives that virtually offset each other. Due to the offsetting nature of these total return swaps, the net value of the embedded derivatives in the modified coinsurance agreement had no material effect on the consolidated financial statements upon adoption of DIG B36 on October 1, 2003 and at December 31, 2003.

DIG B36 is also applicable to corporate issued debt securities that incorporate credit risk exposures that are unrelated or only partially related to the creditworthiness of the obligor. The adoption of DIG B36, as it relates to corporate issued debt securities, did not have a material effect on the Company's consolidated financial condition or results of operations.

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

The provisions of SFAS No. 149 that relate to SFAS No. 133 DIG issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, the guidance in SFAS No. 149 related to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's financial condition or results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46"), which requires an enterprise to assess whether consolidation of an entity is appropriate based upon its interests in a variable interest entity ("VIE"). A VIE is an entity in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The initial determination of whether an entity is a VIE shall be made on the date at which an enterprise becomes involved with the entity. An enterprise shall consolidate a VIE if it has a variable interest that will absorb a majority of the VIEs expected losses if they occur, receive a majority of the entity's expected residual returns if they occur or both. FIN 46 was effective immediately for new VIEs established or purchased subsequent to January 31, 2003. For VIEs established or purchased subsequent to January 31, 2003, the adoption of FIN 46 did not have a material impact on the Company's consolidated financial condition or results of operations as there were no material VIEs identified which required consolidation.

In December 2003, the FASB issued a revised version of FIN 46 ("FIN 46R"), which incorporates a number of modifications and changes made to the original version. FIN 46R replaces the previously issued FIN 46 and, subject to certain special provisions, is effective no later than the first reporting period that ends after December 15, 2003 for entities considered to be special-purpose entities and no later than the end of the first reporting period that ends after March 15, 2004 for all other VIEs. Early adoption is permitted. The Company adopted FIN 46R in the fourth quarter of 2003. The adoption of FIN 46R did not result in the consolidation of any material VIEs.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Under historical guidance, all gains and losses resulting from the extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 rescinds that guidance and requires that gains and losses from extinguishments of debt be classified as extraordinary items only if they are both unusual and infrequent in occurrence. SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases" for the required accounting treatment of certain lease modifications that have economic effects similar to sale-leaseback transactions. SFAS No. 145 requires that those lease modifications be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. Adoption of the provisions of SFAS No. 145 related to SFAS No. 13 did not have a material impact on the Company's consolidated financial condition or results of operations.

Effective September 2001, the Company adopted EITF Issue No. 01-10, "Accounting for the Impact of the Terrorist Attacks of September 11, 2001". Under the consensus, costs related to the terrorist act should be reported as part of income from continuing operations and not as an extraordinary item. The Company has recognized and classified all direct and indirect costs associated with the attack of September 11 in accordance with the consensus. (For discussion of the impact of the September 11 terrorist attack ("September 11"), see Note 17.)

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

During the second quarter of 2002, the Company completed the review and analysis of its goodwill asset in accordance with the provisions of SFAS No. 142. The result of the analysis indicated that each reporting unit's fair value exceeded its carrying amount, including goodwill. As a result, goodwill for each reporting unit was not considered impaired. SFAS No. 142 also requires that useful lives for intangibles other than goodwill be reassessed and remaining amortization periods be adjusted accordingly. (For further discussion of the impact of SFAS No. 142, see Note 6.)

Effective April 1, 2001, the Company adopted EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets". Under the consensus, investors in certain securities with contractual cash flows, primarily asset-backed securities, are required to periodically update their best estimate of cash flows over the life of the security. If the fair value of the securitized financial asset is less than its carrying amount and there has been a decrease in the present value of the estimated cash flows since the last revised estimate, considering both timing and amount, an other than temporary impairment charge is recognized. The estimated cash flows are also used to evaluate whether there have been any changes in the securitized asset's estimated yield. All yield adjustments are accounted for on a prospective basis. Upon adoption of EITF Issue No. 99-20, the Company recorded a $3 charge as the net of tax cumulative effect of the accounting change.

Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137 and
138. The standard requires, among other things, that all derivatives be carried on the balance sheet at fair value. The standard also specifies accounting criteria under which a derivative can qualify for hedge accounting. In order to receive hedge accounting, the derivative instrument must qualify as a hedge of either the fair value or the variability of the cash flow of a qualified asset or liability, or forecasted transaction. Hedge accounting for qualifying hedges provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of the corresponding changes in value of the hedged item. The Company's policy prior to adopting SFAS No. 133 was to carry its derivative instruments on the balance sheet in a manner similar to the hedged item(s).

Upon adoption of SFAS No. 133, the Company recorded a $3 charge as the net of tax cumulative effect of the accounting change. This transition adjustment was primarily comprised of gains and losses on derivatives that had been previously deferred and not adjusted to the carrying amount of the hedged item. Also included in the transition adjustment were gains and losses related to recognizing at fair value all derivatives that are designated as fair-value hedging instruments offset by the difference between the book values and fair values of related hedged items attributable to the hedged risks. The entire transition amount was previously recorded in Accumulated Other Comprehensive Income ("AOCI") - Unrealized Gain/Loss on Securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Gains and losses on derivatives that were previously deferred as adjustments to the carrying amount of hedged items were not affected by the implementation of SFAS No. 133. Upon adoption, the Company also reclassified $21, net of tax, to AOCI - Gain on Cash-Flow Hedging Instruments from AOCI - Unrealized Gain/Loss on Securities. This reclassification reflects the January 1, 2001 net unrealized gain for all derivatives that were designated as cash-flow hedging instruments. (For further discussion of the Company's derivative-related accounting policies, see Note 2.)

FUTURE ADOPTION OF NEW ACCOUNTING STANDARDS

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AcSEC") issued Statement of Position 03-3, "Accounting for Certain Loans or Debt Securities", (SOP 03-3). SOP 03-3 addresses the accounting for differences between contractual and expected cash flows to be collected from an investment in loans or fixed maturity securities (collectively hereafter referred to as "loan(s)") acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 limits the yield that may be accreted to the excess of the estimated undiscounted expected principal, interest and other cash flows over the initial investment in the loan. SOP 03-3 also requires that the excess of contractual cash flows over cash flows expected to be collected not be recognized as an adjustment of yield, loss accrual or valuation allowance. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. For loans acquired in fiscal years beginning on or before December 15, 2004 and within the scope of Practice Bulletin 6 "Amortization of Discount on Certain Acquired Loans", SOP 03-3, as it pertains to decreases in cash flows expected to be collected, should be applied prospectively for fiscal years beginning after December 15, 2004. Adoption of this statement is not expected to have a material impact on the Company's consolidated financial condition or results of operations.

In July 2003, AcSEC issued a final Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (the "SOP"). The SOP addresses a wide variety of topics, some of which have a significant impact on the Company. The major provisions of the SOP require:

- Recognizing expenses for a variety of contracts and contract features, including guaranteed minimum death benefits ("GMDB"), certain death benefits on universal-life type contracts and annuitization options, on an accrual basis versus the previous method of recognition upon payment;

- Reporting and measuring assets and liabilities of certain separate account products as general account assets and liabilities when specified criteria are not met;

- Reporting and measuring the Company's interest in its separate accounts as general account assets based on the insurer's proportionate beneficial interest in the separate account's underlying assets; and

- Capitalizing sales inducements that meet specified criteria and amortizing such amounts over the life of the contracts using the same methodology as used for amortizing deferred acquisition costs ("DAC").

The SOP is effective for financial statements for fiscal years beginning after December 15, 2003. At the date of initial application, January 1, 2004, the estimated cumulative effect of the adoption of the SOP on net income and other comprehensive income was comprised of the following individual impacts:

                                                              Other
                                                          Comprehensive
   Cumulative Effect of Adoption            Net Income        Income
   -----------------------------            ----------    -------------
Establishing GMDB reserves for
  annuity contracts                           $(50)*          $  --
Reclassifying  certain separate
  accounts to general accounts                  30              294
Other                                           (1)              (2)
                                              ----            -----
Total cumulative effect of adoption           $(21)           $ 292
                                              ====            =====

* As of September 30, 2003, the Company estimated the cumulative effect of adopting this provision of the SOP to be between $25 and $35, net of amortization of DAC and taxes. During the fourth quarter, industry and the largest public accounting firms reached general consensus on how to record the reinsurance recovery asset related to GMDB's. This refinement resulted in the increase to the cumulative effect adjustment as of January 1, 2004.

Death Benefits and Other Insurance Benefit Features

The Company sells variable annuity contracts that offer various guaranteed death benefits. For certain guaranteed death benefits, the Company pays the greater of
(1) the account value at death; (2) the sum of all premium payments less prior withdrawals; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary. The Company currently reinsures a significant portion of these death benefit guarantees associated with its in-force block of business. As of January 1, 2004, the Company has recorded a liability for GMDB and other benefits sold with variable annuity products of $191 and a related reinsurance recoverable asset of $108. The determination of the GMDB liability and related reinsurance recoverable is based on models that involve a range of scenarios and assumptions, including those regarding expected market rates of return and volatility, contract surrender rates and mortality experience. The assumptions used are consistent with those used in determining estimated gross profits for purposes of amortizing deferred acquisition costs.

Through December 31, 2003, the Company had not recorded a liability for the risks associated with GMDB offered on the Company's variable annuity business, but had consistently recorded the related expenses in the period the benefits were paid to contractholders. Net of reinsurance, the Company paid $51 and $49 for the years ended December 31, 2003 and 2002, respectively, in GMDB benefits to contractholders.

At December 31, 2003, the Company held $86.5 billion of variable annuities that contained guaranteed minimum death benefits. The Company's total gross exposure (i.e. before reinsurance), or net amount at risk (the amount by which current account values in the variable annuity contracts are not sufficient to meet its GMDB commitments), related to these guaranteed death benefits as of December 31, 2003 was $11.4 billion. Due to the fact that 81% of this amount was reinsured, the Company's net exposure was $2.2 billion. However, the Company will only incur these guaranteed death benefit payments in the future if the policyholder has an in-the-money guaranteed death benefit at their time of death.

The Individual Life segment sells universal life-type contracts with certain secondary guarantees, such as a guarantee that the policy will not lapse, even if the account value is reduced to zero, as long as the policyholder makes scheduled premium payments. The assumptions used in the determination of the secondary guarantee liability are consistent with those used in determining estimated gross profits for purposes of amortizing deferred policy acquisition costs. Based on current estimates, the Company expects the cumulative effect on net income upon recording this liability to be not material. The establishment of the required liability will change the earnings pattern of these products, lowering earnings in the early years of the contract and increasing earnings in the later years. Currently there is diversity in industry practice and inconsistent guidance surrounding the application of the SOP to universal life-type contracts. The Company believes consensus or further guidance surrounding the methodology for determining reserves for secondary guarantees will develop in the future. This may result in an adjustment to the cumulative effect of adopting the SOP and could impact future earnings.

Separate Account Presentation

The Company has recorded certain MVA fixed annuity products and modified guarantee life insurance (primarily the Company's Compound Rate Contract ("CRC") and associated assets) as separate account assets and liabilities through December 31, 2003. Notwithstanding the market value adjustment feature in this product, all of the investment performance of the separate account assets is not being passed to the contractholder, and it therefore, does not meet the conditions for separate account reporting under the SOP. On January 1, 2004, market value reserves included in separate account liabilities for CRC, of $10.8 billion, were revalued at current account value in the general account to $10.1 billion. The related separate account assets of $11.0 billion were also reclassified to the general account. Fixed maturities and equity securities were reclassified to the general account, as available for sale securities, and will continue to be recorded at fair value, however, subsequent changes in fair value, net of amortization of deferred acquisition costs and income taxes, will be recorded in other comprehensive income rather than net income. On January 1, 2004, the Company recorded a cumulative effect adjustment to earnings equal to the revaluation of the liabilities from fair value to account value plus the adjustment to record unrealized gains (losses) on available for sale invested assets, previously recorded as a component of net income, as other comprehensive income. The cumulative adjustments to earnings and other comprehensive income were recorded net of amortization of deferred acquisition costs and income taxes Through December 31, 2003, the Company had recorded CRC assets and liabilities on a market value basis with all changes in value (market value spread) included in current earnings as a component of other revenues. Upon adoption of the SOP, the components of CRC spread on a book value basis will be recorded in interest income and interest credited. Realized gains and losses on investments and market value adjustments on contract surrenders will be recognized as incurred.

Certain other products offered by the Company recorded in separate account assets and liabilities through December 31, 2003, were reclassified to the general account upon adoption of the SOP.

Interests in Separate Accounts

As of December 31, 2003, the Company had $24 representing unconsolidated interests in its own separate accounts. These interests were recorded as available for sale equity securities, with changes in fair value recorded through other comprehensive income. On January 1, 2004, the Company reclassified $11 to investment in trading securities, where the Company's proportionate beneficial interest in the separate account was less than 20%. Trading securities are recorded at fair value with changes in fair value recorded to net investment income. In instances where the Company's proportionate beneficial interest was between 20-50%, the Company reclassified $13 of its investment to reflect the Company's proportionate interest in each of the underlying assets of the separate account. The Company has designated its proportionate interest in these equity securities and fixed maturities as available for sale.

Sales Inducements

The Company currently offers enhanced or bonus crediting rates to contractholders on certain of its individual and group annuity products. Through December 31, 2003, the expense associated with offering certain of these bonuses was deferred and amortized over the contingent deferred sales charge period. Others were expensed as incurred. Effective January 1, 2004, upon adopting the SOP, the future expense associated with offering a bonus will be deferred and amortized over the life of the related contract in a pattern consistent with the amortization of deferred acquisition costs. Effective January 1, 2004, amortization expense associated with expenses previously deferred will be recorded over the remaining life of the contract rather than over the contingent deferred sales charge period.

STOCK-BASED COMPENSATION

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure an Amendment to FASB No. 123", which provides three optional transition methods for entities that decide to voluntarily adopt the fair value recognition principles of SFAS No. 123, "Accounting for Stock Issued to Employees", and modifies the disclosure requirements of SFAS No. 123. In January 2003, The Hartford adopted the fair value recognition provisions of accounting for employee stock-based compensation and used the prospective transition method. Under the prospective method, stock-based compensation expense is recognized for awards granted or modified after the beginning of the fiscal year in which the change is made. The Hartford expenses all stock-based compensation awards granted after January 1, 2003. The allocated expense to the Company from The Hartford associated with these awards for the year ended December 31, 2003, was immaterial.

All stock-based compensation awards granted or modified prior to January 1, 2003, will continue to be valued using the intrinsic value-based provisions set forth in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Under the intrinsic value method, compensation expense is determined on the measurement date, which is the first date on which both the number of shares the employee is entitled to receive and the exercise price are known. Compensation expense, if any, is measured based on the award's intrinsic value, which is the excess of the market price of the stock over the exercise price on the measurement date. The expense, including non-option plans, related to stock-based employee compensation included in the determination of net income for the years ended December 31, 2003, 2002 and 2001 is less than that which would have been recognized if the fair value method had been applied to all awards granted since the effective date of SFAS No. 123.

INVESTMENTS

Hartford Life Insurance Company's investments in both fixed maturities, which include bonds, redeemable preferred stock and commercial paper and equity securities, which include common and non-redeemable preferred stocks, are classified as "available-for-sale" as defined in SFAS No. 115. Accordingly, these securities are carried at fair value with the after-tax difference from amortized cost, as adjusted for the effect of deducting the life and pension policyholders' share of the immediate participation guaranteed contracts and certain life and annuity deferred policy acquisition costs, reflected in stockholder's equity as a component of AOCI. Policy loans are carried at outstanding balance, which approximates fair value. Other investments primarily consist of limited partnership interests, derivatives and mortgage loans. The limited partnerships are accounted for under the equity method and accordingly the partnership earnings are included in net investment income. Derivatives are carried at fair value and mortgage loans on real estate are recorded at the outstanding principal balance adjusted for amortization of premiums or discounts and net of valuation allowances, if any.

Valuation of Fixed Maturities

The fair value for fixed maturity securities is largely determined by one of three primary pricing methods: independent third party pricing services, independent broker quotations or pricing matrices which use data provided by external sources. With the exception of short-term securities for which amortized cost is predominantly used to approximate fair value, security pricing is applied using a hierarchy or "waterfall" approach whereby prices are first sought from independent pricing services with the remaining unpriced securities submitted to brokers for prices or lastly priced via a pricing matrix.

Prices from independent pricing services are often unavailable for securities that are rarely traded or are traded only in privately negotiated transactions. As a result, a significant percentage of the Company's asset-backed and commercial mortgage-backed securities are priced via broker quotations. A pricing matrix is used to price securities for which the Company is unable to obtain either a price from a third party service or an independent broker quotation. The pricing matrix begins with current treasury rates and uses credit spreads and issuer-specific yield adjustments received from an independent third party source to determine the market price for the security. The credit spreads incorporate the issuer's credit rating as assigned by a nationally recognized rating agency and a risk premium, if warranted, due to the issuer's industry and security's time to maturity. The issuer-specific yield adjustments, which can be positive or negative, are updated twice annually, as of June 30 and December 31, by an independent third-party source and are intended to adjust security prices for issuer-specific factors. The matrix-priced securities at December 31, 2003 and 2002, primarily consisted of non-144A private placements and have an average duration of 4.3 and 4.5, respectively.

The following table identifies the fair value of fixed maturity securities by pricing source as of December 31, 2003 and 2002:

                                                                2003                                          2002
                                              ---------------------------------------       ---------------------------------------
                                                                           Percentage                                    Percentage
                                               General Account Fixed        of Total         General Account Fixed        of Total
                                              Maturities at Fair Value     Fair Value       Maturities at Fair Value     Fair Value
                                              ------------------------     ----------       ------------------------     ----------
Priced via independent market quotations           $       24,668              82.0%              $     19,149               77.2%
Priced via broker quotations                                2,037               6.8%                     2,819               11.4%
Priced via matrices                                         2,129               7.1%                     1,825                7.4%
Priced via other methods                                      151               0.5%                       155                0.6%
Short-term investments [1]                                  1,100               3.6%                       838                3.4%
                                                   --------------             -----               ------------              -----
    Total                                          $       30,085             100.0%              $     24,786              100.0%
                                                   ==============             =====               ============              =====

[1] Short-term investments are valued at amortized cost, which approximates fair value.

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. As such, the estimated fair value of a financial instrument may differ significantly from the amount that could be realized if the security was sold immediately.

Other-Than-Temporary Investments

One of the significant estimations inherent in the valuation of investments is the evaluation of other-than-temporary impairments. The evaluation of impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer's financial condition or near term recovery prospects and the effects of changes in interest rates. The Company's accounting policy requires that a decline in the value of a security below its amortized cost basis be assessed to determine if the decline is other-than-temporary. If so, the security is deemed to be other-than-temporarily impaired, and a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security. The fair value of the other-than-temporarily impaired investment becomes its new cost basis. The Company has a security monitoring process overseen by a committee of investment and accounting professionals that identifies securities that, due to certain characteristics, as described below, are subjected to an enhanced analysis on a quarterly basis.

Securities not subject to EITF Issue No. 99-20, ("non-EITF Issue No. 99-20 securities"), that are depressed by twenty percent or more for six months are presumed to be other-than-temporarily impaired unless the depression is the result of rising interest rates or significant objective verifiable evidence supports that the security price is temporarily depressed and is expected to recover within a reasonable period of time. Non-EITF Issue No. 99-20 securities depressed less than twenty percent or depressed twenty percent or more but for less than six months are also reviewed to determine if an other-than-temporary impairment is present. The primary factors considered in evaluating whether a decline in value for non-EITF Issue No. 99-20 securities is other-than-temporary include: (a) the length of time and the extent to which the fair value has been less than cost, (b) the financial condition, credit rating and near-term prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments and (d) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery.

For certain securitized financial assets with contractual cash flows (including asset-backed securities), EITF Issue No. 99-20 requires the Company to periodically update its best estimate of cash flows over the life of the security. If the fair value of a securitized financial asset is less than its carrying amount and there has been a decrease in the present value of the estimated cash flows since the last revised estimate, considering both timing and amount, then an other-than-temporary impairment charge is recognized. Projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral.

For securities expected to be sold, an other-than-temporary impairment charge is recognized if the Company does not expect the fair value of a security to recover to amortized cost prior to the expected date of sale. Once an impairment charge has been recorded, the Company continues to review the other-than-temporarily impaired securities for additional other-than-temporary impairments

Net Realized Capital Gains and Losses

Net realized capital gains and losses on security transactions associated with the Company's immediate participation guaranteed contracts are recorded and offset by amounts owed to policyholders and were $1 for the years ended December 31, 2003, 2002 and 2001. Under the terms of the contracts, the net realized capital gains and losses will be credited to policyholders in future years as they are entitled to receive them. Net realized capital gains and losses, after deducting the life and pension policyholders' share and related amortization of deferred policy acquisition costs for certain products, are reported as a component of revenues and are determined on a specific identification basis.

Net Investment Income

Interest income from fixed maturities is recognized when earned on a constant effective yield basis. The Company stops recognizing interest income when it does not expect to receive amounts in accordance with the contractual terms of the security. Net investment income on these investments is recognized only when interest payments are received.

DERIVATIVE INSTRUMENTS

Overview

The Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards, futures and options through one of four Company-approved objectives: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; to control transaction costs; or to enter into income enhancement and replication transactions. (For a further discussion, see Note 3.)

The Company's derivative transactions are permitted uses of derivatives under the derivatives use plan filed and/or approved, as applicable, by the State of Connecticut and the State of New York insurance departments. The Company does not make a market or trade in these instruments for the express purpose of earning short-term trading profits.

Accounting and Financial Statement Presentation of Derivative Instruments and Hedging Activities

Effective January 1, 2001, and in accordance with SFAS No. 133, all derivatives are recognized on the balance sheet at their fair value. Fair value is based upon either independent market quotations for exchange traded derivative contracts, independent third party pricing sources or pricing valuation models which utilize independent third party data as inputs. The derivative contracts are reported as assets or liabilities in other investments and other liabilities, respectively, in the Consolidated Balance Sheet, excluding embedded derivatives. Embedded derivatives are recorded in the Consolidated Balance Sheets with the associated host instrument.

On the date the derivative contract is entered into, the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability ("fair value" hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash-flow" hedge), (3) a foreign-currency, fair value or cash-flow hedge ("foreign-currency" hedge), (4) a hedge of a net investment in a foreign operation or (5) held for other investment and risk management activities, which primarily involve managing asset or liability related risks which do not qualify for hedge accounting under SFAS No. 133.

Fair-Value Hedges

Changes in the fair value of a derivative that is designated and qualifies as a fair-value hedge, along with the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings with any differences between the net change in fair value of derivative and the hedged item representing the hedge ineffectiveness. Periodic derivative net coupon settlements are recorded in net investment income.

Cash-Flow Hedges

Changes in the fair value of a derivative that is designated and qualifies as a cash-flow hedge are recorded in AOCI and are reclassified into earnings when the variability of the cash flow of the hedged item impacts earnings. Gains and losses on derivative contracts that are reclassified from AOCI to current period earnings are included in the line item in the Consolidated Statements of Operations in which the hedged item is recorded. Any hedge ineffectiveness is recorded immediately in current period earnings. Periodic derivative net coupon settlements are recorded in net investment income.

Foreign-Currency Hedges

Changes in the fair value of derivatives that are designated and qualify as foreign-currency hedges are recorded in either current period earnings or AOCI, depending on whether the hedged transaction is a fair-value hedge or a cash-flow hedge, respectively. Any hedge ineffectiveness is recorded immediately in current period earnings. Periodic derivative net coupon settlements are recorded in net investment income.

Net Investment in a Foreign Operation Hedges

Changes in fair value of a derivative used as a hedge of a net investment in a foreign operation, to the extent effective as a hedge, are recorded in the foreign currency translation adjustments account within AOCI. Cumulative changes in fair value recorded in AOCI are reclassified into earnings upon the sale or complete or substantially complete liquidation of the foreign entity. Any hedge ineffectiveness is recorded immediately in current period earnings. Periodic derivative net coupon settlements are recorded in net investment income.

Other Investment and Risk Management Activities

The Company's other investment and risk management activities primarily relate to strategies used to reduce economic risk or enhance income, and do not receive hedge accounting treatment under SFAS No. 133. Changes in the fair value, including periodic net coupon settlements, of derivative instruments held for other investment and risk management purposes are reported in current period earnings as net realized capital gains and losses. During 2003, the Company began recording periodic net coupon settlements in net realized capital gains and losses and reclassified prior period amounts to conform to the current year presentation.

Hedge Documentation and Effectiveness Testing

At hedge inception, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction. In connection with the implementation of SFAS No. 133, the Company designated anew all existing hedge relationships. The documentation process includes linking all derivatives that are designated as fair-value, cash-flow, foreign-currency or net-investment hedges to specific assets and liabilities on the balance sheet or to specific forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. At inception, and on a quarterly basis, the change in value of the hedging instrument and the change in value of the hedged item are measured to assess the validity of maintaining special hedge accounting. Hedging relationships are considered highly effective if the changes in the fair value or discounted cash flows of the hedging instrument are within a ratio of 80-125% of the inverse changes in the fair value or discounted cash flows of the hedged item. Hedge effectiveness is assessed using the quantitative methods, prescribed by SFAS No. 133, as amended, including the "Change in Variable Cash Flows Method," the "Change in Fair Value Method" and the "Hypothetical Derivative Method" depending on the hedge strategy. If it is determined that a derivative is no longer highly effective as a hedge, the Company discontinues hedge accounting in the period in which the derivative became ineffective and prospectively, as discussed below under discontinuance of hedge accounting.

Discontinuance of Hedge Accounting

The Company discontinues hedge accounting prospectively when (1) it is determined that the derivative is no longer highly effective in offsetting changes in the fair value or cash flows of a hedged item; (2) the derivative is dedesignated as a hedge instrument, because it is unlikely that a forecasted transaction will occur; or (3) the derivative expires or is sold, terminated, or exercised. When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, the derivative continues to be carried at fair value on the balance sheet with changes in its fair value recognized in current period earnings. The changes in the fair value of the hedged asset or liability are no longer recorded in earnings. When hedge accounting is discontinued because the Company becomes aware that it is not probable that the forecasted transaction will occur, the derivative continues to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in AOCI are recognized immediately in earnings. In all other situations in which hedge accounting is discontinued on a cash-flow hedge, including those where the derivative is sold, terminated or exercised, amounts previously deferred in AOCI are amortized into earnings when earnings are impacted by the variability of the cash flow of the hedged item.

Embedded Derivatives

The Company occasionally purchases or issues financial instruments or products that contain a derivative instrument that is embedded in the financial instruments or products. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host for measurement purposes. The embedded derivative, which is reported with the host instrument in the Consolidated Balance Sheets, is carried at fair value with changes in fair value reported in net realized capital gains and losses.

Credit Risk

The Company's derivatives counterparty exposure policy establishes market-based credit limits, favors long-term financial stability and creditworthiness, and typically requires credit enhancement/credit risk reducing agreements. By using derivative instruments, the Company is exposed to credit risk, which is measured as the amount owed to the Company based on current market conditions and potential payment obligations between the Company and its counterparties. When the fair value of a derivative contract is positive, this indicates that the counterparty owes the Company, and, therefore, exposes the Company to credit risk. Credit exposures are generally quantified weekly and netted, and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of derivatives exceeds exposure policy thresholds. The Company also minimizes the credit risk in derivative instruments by entering into transactions with high quality counterparties that are reviewed periodically by the Company's internal compliance unit, reviewed frequently by senior management and reported to the Company's Finance Committee of the Board of Directors. The Company also maintains a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association Master Agreement which is structured by legal entity and by counterparty and permits the right of offset. In addition, the Company periodically enters into swap agreements in which the Company assumes credit exposure from a single entity, referenced index or asset pool.

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

For all contracts in effect through July 6, 2003, the Company entered into a third party reinsurance arrangement to offset its exposure to the GMWB for the lives of those contracts. This arrangement is recognized as a derivative and carried at fair value in reinsurance recoverables. Changes in the fair value of both the derivative assets and liabilities related to this reinsured GMWB are recorded in net realized capital gains and losses. As of July 6, 2003, the Company exhausted all but a small portion of the reinsurance capacity under this current arrangement, as it relates to new business, and will be ceding only a very small number of new contracts subsequent to July 6, 2003. Substantially all new contracts with the GMWB are covered by a reinsurance arrangement with a related party. See Note 13 "Transactions with Affiliates" for information on this arrangement.

SEPARATE ACCOUNTS

Hartford Life Insurance Company maintains separate account assets and liabilities, which are reported at fair value. Separate account assets are segregated from other investments and investment income and gains and losses accrue directly to the policyholder. Separate accounts reflect two categories of risk assumption: non-guaranteed separate accounts, wherein the policyholder assumes the investment risk, and guaranteed separate accounts, wherein Hartford Life Insurance Company contractually guarantees either a minimum return or account value to the policyholder. The fees earned for administrative and contractholder maintenance services performed for these separate accounts are included in fee income. Beginning January 1, 2004, products previously recorded in guaranteed separate accounts through December 31, 2003, will be recorded in the general account in accordance with the Company's adoption of the SOP. See
Note 2 of Notes to Consolidated Financial Statements for a more complete discussion of the Company's adoption of the SOP.

DEFERRED POLICY ACQUISITION COSTS AND PRESENT VALUE OF FUTURE PROFITS

Policy acquisition costs, which include commissions and certain other expenses that vary with and are primarily associated with acquiring business, are deferred and amortized over the estimated lives of the contracts, usually 20 years. These deferred costs, together with the present value of future profits of acquired business, are recorded as an asset commonly referred to as deferred policy acquisition costs and present value of future profits ("DAC"). At December 31, 2003 and 2002, the carrying value of the Company's DAC was $6.1 billion and $5.5 billion, respectively. For statutory accounting purposes, such costs are expensed as incurred.

DAC related to traditional policies are amortized over the premium-paying period in proportion to the present value of annual expected premium income. DAC related to investment contracts and universal life-type contracts are deferred and amortized using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of estimated gross profits ("EGPs"), arising principally from projected investment, mortality and expense margins and surrender charges. The attributable portion of the DAC amortization is allocated to realized gains and losses on investments. The DAC balance is also adjusted through other comprehensive income by an amount that represents the amortization of deferred policy acquisition costs that would have been required as a charge or credit to operations had unrealized gains and losses on investments been realized. Actual gross profits can vary from management's estimates, resulting in increases or decreases in the rate of amortization.

The Company regularly evaluates its EGPs to determine if actual experience or other evidence suggests that earlier estimates should be revised. In the event that the Company were to revise its EGPs, the cumulative DAC amortization would be adjusted to reflect such revised EGPs in the period the revision was determined to be necessary. Several assumptions considered to be significant in the development of EGPs include separate account fund performance, surrender and lapse rates, estimated interest spread and estimated mortality. The separate account fund performance assumption is critical to the development of the EGPs related to the Company's variable annuity and to a lesser extent, variable universal life insurance businesses. The average annual long-term rate of assumed separate account fund performance (before mortality and expense charges) used in estimating gross profits for the variable annuity and variable universal life business was 9% for the years ended December 31, 2003 and 2002. For other products including fixed annuities and other universal life-type contracts, the average assumed investment yield ranged from 5% to 8.5% for both years ended December 31, 2003 and 2002.

The Company has developed sophisticated modeling capabilities to evaluate its DAC asset, which allowed it to run a large number of stochastically determined scenarios of separate account fund performance. These scenarios were then utilized to calculate a statistically significant range of reasonable estimates of EGPs. This range was then compared to the present value of EGPs currently utilized in the DAC amortization model. As of December 31, 2003, the present value of the EGPs utilized in the DAC amortization model fall within a reasonable range of statistically calculated present value of EGPs. As a result, the Company does not believe there is sufficient evidence to suggest that a revision to the EGPs (and therefore, a revision to the DAC) as of December 31, 2003 is necessary; however, if in the future the EGPs utilized in the DAC amortization model were to exceed the margin of the reasonable range of statistically calculated EGPs, a revision could be necessary. Furthermore, the Company has estimated that the present value of the EGPs is likely to remain within a reasonable range if overall separate account returns decline by 15% or less for 2004, and if certain other assumptions that are implicit in the computations of the EGPs are achieved.

Additionally, the Company continues to perform analyses with respect to the potential impact of a revision to future EGPs. If such a revision to EGPs were deemed necessary, the Company would adjust, as appropriate, all of its assumptions for products accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments", and reproject its future EGPs based on current account values at the end of the quarter in which a revision is deemed to be necessary. To illustrate the effects of this process, assume the Company had concluded that a revision of the Company's EGPs was required at December 31, 2003. If the Company assumed a 9% average long-term rate of growth from December 31, 2003 forward along with other appropriate assumption changes in determining the revised EGPs, the Company estimates the cumulative increase to amortization would be approximately $60-$70, after-tax. If instead the Company were to assume a long-term growth rate of 8% in determining the revised EGPs, the adjustment would be approximately $75-$90, after-tax. Assuming that such an adjustment were to have been required, the Company anticipates that there would have been immaterial impacts on its DAC amortization for the 2004 and 2005 years exclusive of the adjustment, and that there would have been positive earnings effects in later years. Any such adjustment would not affect statutory income or surplus, due to the prescribed accounting for such amounts that is discussed above.

Aside from absolute levels and timing of market performance assumptions, additional factors that will influence this determination include the degree of volatility in separate account fund performance and shifts in asset allocation within the separate account made by policyholders. The overall return generated by the separate account is dependent on several factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds as well as equity sector weightings. The Company's overall separate account fund performance has been reasonably correlated to the overall performance of the S&P 500 Index (which closed at 1,112 on December 31, 2003), although no assurance can be provided that this correlation will continue in the future.

The overall recoverability of the DAC asset is dependent on the future profitability of the business. The Company tests the aggregate recoverability of the DAC asset by comparing the amounts deferred to the present value of total EGPs. In addition, the Company routinely stress tests its DAC asset for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced another significant sell-off, as the majority of policyholders' funds in the separate accounts is invested in the equity market. As of December 31, 2003, the Company believed variable annuity separate account assets could fall by at least 40% before portions of its DAC asset would be unrecoverable.

RESERVE FOR FUTURE POLICY BENEFITS

The Company establishes and carries as liabilities actuarially determined reserves which are calculated to meet the Company's future obligations. Reserves for life insurance and disability contracts are based on actuarially recognized methods using prescribed morbidity and mortality tables in general use in the United States, which are modified to reflect the Company's actual experience when appropriate. These reserves are computed at amounts that, with additions from estimated premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet the Company's policy obligations at their maturities or in the event of an insured's disability or death. Reserves also include unearned premiums, premium deposits, claims incurred but not reported and claims reported but not yet paid. Reserves for assumed reinsurance are computed in a manner that is comparable to direct insurance reserves.

Liabilities for future policy benefits are computed by the net level premium method using interest assumptions ranging from 3% to 11% and withdrawal and mortality assumptions appropriate at the time the policies were issued. Claim reserves, which are the result of sales of group long-term and short-term disability, stop loss, and Medicare supplement, are stated at amounts determined by estimates on individual cases and estimates of unreported claims based on past experience.

OTHER POLICYHOLDER FUNDS

Other policyholder funds and benefits payable include reserves for investment contracts without life contingencies, corporate owned life insurance and universal life insurance contracts. Of the amounts included in this item, $24.0 billion and $21.6 billion, as of December 31, 2003 and 2002, respectively, represent net policyholder obligations. The liability for policy benefits for universal life-type contracts is equal to the balance that accrues to the benefit of policyholders, including credited interest, amounts that have been assessed to compensate the Company for services to be performed over future periods, and any amounts previously assessed against policyholders that are refundable on termination of the contract.

For investment contracts, policyholder liabilities are equal to the accumulated policy account values, which consist of an accumulation of deposit payments plus credited interest, less withdrawals and amounts assessed through the end of the period.

REVENUE RECOGNITION

For investment and universal life-type contracts, the amounts collected from policyholders are considered deposits and are not included in revenue. Fee income for investment and universal life-type contracts consists of policy charges for policy administration, cost of insurance charges and surrender charges assessed against policyholders' account balances and are recognized in the period in which services are provided. Traditional life and the majority of the Company's accident and health products are long duration contracts, and premiums are recognized as revenue when due from policyholders. Retrospective and contingent commissions and other related expenses are incurred and recorded in the same period that the retrospective premiums are recorded or other contract provisions are met.

FOREIGN CURRENCY TRANSLATION

Foreign currency translation gains and losses are reflected in stockholder's equity as a component of accumulated other comprehensive income. The Company's foreign subsidiaries' balance sheet accounts are translated at the exchange rates in effect at each year end and income statement accounts are translated at the average rates of exchange prevailing during the year. Gains and losses on foreign currency transactions are reflected in earnings. The national currencies of the international operations are their functional currencies.

DIVIDENDS TO POLICYHOLDERS

Policyholder dividends are accrued using an estimate of the amount to be paid based on underlying contractual obligations under policies and applicable state laws.

Participating life insurance in force accounted for 6%, 6% and 8% as of December 31, 2003, 2002 and 2001, respectively, of total life insurance in force. Dividends to policyholders were $63, $65 and $68 for the years ended December 31, 2003, 2002 and 2001, respectively. There were no additional amounts of income allocated to participating policyholders. If limitations exist on the amount of net income from participating life insurance contracts that may be distributed to the stockholder, the policyholders' share of net income on those contracts that cannot be distributed is excluded from stockholder's equity by a charge to operations and a credit to a liability.

REINSURANCE

Written premiums, earned premiums and incurred insurance losses and loss adjustment expense all reflect the net effects of assumed and ceded reinsurance transactions. Assumed reinsurance refers to our acceptance of certain insurance risks that other insurance companies have underwritten. Ceded reinsurance means other insurance companies have agreed to share certain risks the Company has underwritten. Reinsurance accounting is followed for assumed and ceded transactions when the risk transfer provisions of SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," have been met.

INCOME TAXES

The Company recognizes taxes payable or refundable for the current year and deferred taxes for the future tax consequences of differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse.

3. INVESTMENTS AND DERIVATIVE INSTRUMENTS

                                                                        For the years ended December 31,
                                                                        ---------------------------------
                                                                          2003         2002         2001
                                                                        -------      -------      -------
COMPONENTS OF NET INVESTMENT INCOME
Fixed maturities income                                                 $ 1,425      $ 1,235      $ 1,105
Policy loans income                                                         207          251          304
Other investment income                                                     152          103           95
                                                                        -------      -------      -------
Gross investment income                                                   1,784        1,589        1,504
Less: Investment expenses                                                    20           17           13
                                                                        -------      -------      -------
   NET INVESTMENT INCOME                                                $ 1,764      $ 1,572      $ 1,491
                                                                        =======      =======      =======

COMPONENTS OF NET REALIZED CAPITAL GAINS (LOSSES)
Fixed maturities                                                        $    (6)     $  (285)     $   (52)
Equity securities                                                            (7)          (4)         (17)
Periodic net coupon settlements on non-qualifying derivatives                29           13            4
Other                                                                       (16)          (1)         (23)
Change in liability to policyholders for net realized capital gains           1            1            1
                                                                        -------      -------      -------
   NET REALIZED CAPITAL GAINS (LOSSES)                                  $     1      $  (276)     $   (87)
                                                                        =======      =======      =======

COMPONENTS OF UNREALIZED GAINS (LOSSES) ON EQUITY SECURITIES
Gross unrealized gains                                                  $    11      $     2      $     1
Gross unrealized losses                                                      (4)         (19)          (8)
                                                                        -------      -------      -------
Net unrealized gains (losses)                                                 7          (17)          (7)
Deferred income taxes and other items                                         2           (6)          (1)
                                                                        -------      -------      -------
Net unrealized gains (losses), net of tax                                     5          (11)          (6)
Balance - beginning of year                                                 (11)          (6)          (2)
                                                                        -------      -------      -------
   CHANGE IN UNREALIZED GAINS (LOSSES) ON EQUITY SECURITIES             $    16      $    (5)     $    (4)
                                                                        =======      =======      =======

COMPONENTS OF UNREALIZED GAINS (LOSSES) ON FIXED MATURITIES
Gross unrealized gains                                                  $ 1,715      $ 1,389      $   514
Gross unrealized losses                                                    (141)        (278)        (305)
Net unrealized gains credited to policyholders                              (63)         (58)         (24)
                                                                        -------      -------      -------
Net unrealized gains                                                      1,511        1,053          185
Deferred income taxes and other items                                       788          579           65
                                                                        -------      -------      -------
Net unrealized gains, net of tax                                            723          474          120
Balance - beginning of year                                                 474          120           18
                                                                        -------      -------      -------
   CHANGE IN UNREALIZED GAINS (LOSSES) ON FIXED MATURITIES              $   249      $   354      $   102
                                                                        =======      =======      =======

COMPONENTS OF FIXED MATURITY INVESTMENTS

                                                                         As of December 31, 2003
                                                     --------------------------------------------------------------
                                                     Amortized        Gross               Gross
                                                       Cost     Unrealized Gains    Unrealized Losses    Fair Value
                                                     ---------  ----------------    -----------------    ----------
Bonds and Notes
  U.S. Gov't and Gov't agencies and authorities
    (guaranteed and sponsored)                        $   641           8                   (2)               647
  U.S. Gov't and Gov't agencies and authorities
    (guaranteed and sponsored) - asset-backed           2,059          33                   (4)             2,088
  States, municipalities and political subdivisions       307           6                   (7)               306
  International governments                               641          55                   (1)               695
  Public utilities                                      1,195         103                   (5)             1,293
  All other corporate including international          13,808       1,170                  (41)            14,937
  All other corporate - asset-backed                    8,649         339                  (81)             8,907
  Short-term investments                                1,210           1                   --              1,211
  Redeemable preferred stock                                1          --                   --                  1
                                                      -------       -----                 ----             ------
    TOTAL FIXED MATURITIES                            $28,511       1,715                 (141)            30,085
                                                      =======       =====                 ====             ======

                                                                                As of December 31, 2002
                                                       --------------------------------------------------------------------
                                                       Amortized           Gross              Gross
                                                         Cost         Unrealized Gains   Unrealized Losses       Fair Value
                                                       ---------      ----------------   -----------------       ----------
Bonds and Notes
  U.S. Gov't and Gov't agencies and authorities
    (guaranteed and sponsored)                          $   255           $     9             $    --              $   264
  U.S. Gov't and Gov't agencies and authorities
    (guaranteed and sponsored) - asset-backed             2,063                64                  (2)               2,125
  States, municipalities and political subdivisions          27                 4                  (1)                  30
  International governments                                 422                43                  (1)                 464
  Public utilities                                        1,160                70                 (29)               1,201
  All other corporate including international            11,094               822                (128)              11,788
  All other corporate - asset-backed                      7,152               348                (100)               7,400
  Short-term investments                                    940                 1                  --                  941
  Certificates of deposit                                   561                28                 (17)                 572
  Redeemable preferred stock                                  1                --                  --                    1
                                                        -------           -------             -------              -------
    TOTAL FIXED MATURITIES                              $23,675           $ 1,389             $  (278)             $24,786
                                                        =======           =======             =======              =======

The amortized cost and estimated fair value of fixed maturity investments at December 31, 2003 by contractual maturity year are shown below. Estimated maturities may differ from contractual maturities due to call or prepayment provisions. Asset-backed securities, including mortgage-backed securities and collateralized mortgage obligations, are distributed to maturity year based on the Company's estimates of the rate of future prepayments of principal over the remaining lives of the securities. These estimates are developed using prepayment speeds provided in broker consensus data. Such estimates are derived from prepayment speeds experienced at the interest rate levels projected for the applicable underlying collateral. Actual prepayment experience may vary from these estimates.

           MATURITY                                   Amortized Cost           Fair Value
           --------                                   --------------           ----------
One year or less                                      $        3,129           $    3,141
Over one year through five years                              10,692               11,146
Over five years through ten years                              7,437                7,912
Over ten years                                                 7,253                7,886
                                                      --------------           ----------
    TOTAL                                             $       28,511           $   30,085
                                                      ==============           ==========

NON-INCOME PRODUCING INVESTMENTS

Investments that were non-income producing as of December 31, are as follows:

                                                            2003                           2002
                                                  -----------------------       ------------------------
                                                  Amortized                     Amortized
               Security Type                         Cost      Fair Value          Cost       Fair Value
               -------------                      ---------    ----------       ---------     ----------
All other corporate - asset-backed                $       2    $        4       $      --     $       --
All other corporate including international              12            30              24             36
                                                  ---------    ----------       ---------     ----------
    TOTAL                                         $      14    $       34       $      24     $       36
                                                  =========    ==========       =========     ==========

For 2003, 2002 and 2001, net investment income was $17, $13 and $2, respectively, lower than it would have been if interest on non-accrual securities had been recognized in accordance with the original terms of these investments.

SALES OF FIXED MATURITY AND EQUITY SECURITY INVESTMENTS

                               For the years ended December 31,
                               --------------------------------
                               2003          2002         2001
                              -------      -------      -------
SALE OF FIXED MATURITIES
  Sale proceeds               $ 6,205      $ 5,617      $ 4,613
  Gross gains                     196          117           82
  Gross losses                    (71)         (60)         (44)
SALE OF EQUITY SECURITIES
  Sale proceeds               $   107      $    11      $    42
  Gross gains                       4           --           --
  Gross losses                     (3)          (3)         (17)
                              -------      -------      -------

CONCENTRATION OF CREDIT RISK

The Company is not exposed to any credit concentration risk of a single issuer greater than 10% of the Company's stockholder's equity.

SECURITY UNREALIZED LOSS AGING

The following table presents the Company's unrealized loss, fair value and amortized cost for fixed maturity and equity securities, excluding securities subject to EITF Issue No. 99-20, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2003.

                                                    Less Than 12 Months                        12 Months or More
                                          --------------------------------------     ------------------------------------
                                          Amortized       Fair        Unrealized     Amortized      Fair       Unrealized
                                            Cost          Value         Losses          Cost        Value        Losses
                                          ---------      ------       ----------     ---------      ------     ----------
U.S. Gov't and Gov't agencies and
 authorities (guaranteed and
 sponsored)                                $  235        $  233        $   (2)        $   --        $   --      $     --
U.S. Gov't and Gov't agencies and
authorities (guaranteed and
 sponsored) - asset-backed                    372           368            (4)             1             1            --
States, municipalities and political
 subdivisions                                 160           153            (7)            --            --            --
International governments                      26            25            (1)            --            --            --
Public utilities                              120           119            (1)            56            52            (4)
All other corporate including
 international                              1,176         1,147           (29)           291           279           (12)
All other corporate - asset-backed            768           759            (9)           142           141            (1)
                                           ------        ------        ------         ------        ------        ------
   Total fixed maturities                   2,857         2,804           (53)           490           473           (17)
Common stock                                    2             2            --              3             3            --
Nonredeemable preferred stock                  39            35            (4)            --            --            --
                                           ------        ------        ------         ------        ------        ------
   Total equity                                41            37            (4)             3             3            --
                                           ------        ------        ------         ------        ------        ------
TOTAL TEMPORARILY IMPAIRED SECURITIES      $2,898        $2,841        $  (57)        $  493        $  476        $  (17)
                                           ======        ======        ======         ======        ======        ======

                                                          Total
                                          --------------------------------------
                                          Amortized        Fair       Unrealized
                                             Cost         Value         Losses
                                          ---------       ------      ----------
U.S. Gov't and Gov't agencies and
 authorities (guaranteed and
 sponsored)                                 $  235        $  233        $   (2)
U.S. Gov't and Gov't agencies and
authorities (guaranteed and
 sponsored) - asset-backed                     373           369            (4)
States, municipalities and political
 subdivisions                                  160           153            (7)
International governments                       26            25            (1)
Public utilities                               176           171            (5)
All other corporate including
 international                               1,467         1,426           (41)
All other corporate - asset-backed             910           900           (10)
                                            ------        ------        ------
   Total fixed maturities                    3,347         3,277           (70)
Common stock                                     5             5            --
Nonredeemable preferred stock                   39            35            (4)
                                            ------        ------        ------
   Total equity                                 44            40            (4)
                                            ------        ------        ------
TOTAL TEMPORARILY IMPAIRED SECURITIES       $3,391        $3,317        $  (74)
                                            ======        ======        ======

The following discussion refers to the data presented in the table above.

There were no fixed maturities or equity securities as of December 31, 2003, with a fair value less than 80% of the security's amortized cost. As of December 31, 2003, fixed maturities represented approximately 95% of the Company's unrealized loss amount, which was comprised of approximately 425 different securities. As of December 31, 2003, the Company held no securities presented in the table above that were at an unrealized loss position in excess of $4.2.

The majority of the securities in an unrealized loss position for less than twelve months are depressed due to the rise in long-term interest rates. This group of securities was comprised of approximately 375 securities. Of the less than twelve months total unrealized loss amount $48, or 84%, was comprised of securities with fair value to amortized cost ratios as of December 31, 2003 at or greater than 90%. As of December 31, 2003, $47 of the less than twelve months total unrealized loss amount was comprised of securities in an unrealized loss position for less than six continuous months.

The securities depressed for twelve months or more were comprised of less than 100 securities. Of the twelve months or more unrealized loss amount $15, or 88%, was comprised of securities with fair value to amortized cost ratios as of December 31, 2003 at or greater than 90%.

As of December 31, 2003, the securities in an unrealized loss position for twelve months or more were primarily interest rate related. The sector in the greatest gross unrealized loss position in the schedule above was financial services which is included within the other corporate including international and nonredeemable preferred stock categories above. A description of the events contributing to the security type's unrealized loss position and the factors considered in determining that recording an other-than-temporary impairment was not warranted are outlined below.

Financial services represents approximately $10 of the securities in an unrealized loss position for twelve months or more. All of these positions continue to be priced at or greater than 80% of amortized cost. The financial services securities in an unrealized loss position are primarily investment grade variable rate securities with extended maturity dates, which have been adversely impacted by the reduction in forward interest rates after the purchase date, resulting in lower expected cash flows. Unrealized loss amounts for these securities have declined during the year as interest rates have risen. Additional changes in fair value of these securities are primarily dependent on future changes in forward interest rates. A substantial percentage of these securities are currently hedged with interest rate swaps, which convert the variable rate earned on the securities to a fixed amount. The swaps generally receive cash flow hedge accounting treatment and are currently in an unrealized gain position.

The remaining balance of $7 in the twelve months or more unrealized loss category is comprised of approximately 50 securities with fair value to amortized cost ratios greater than 80%.

As part of the Company's ongoing security monitoring process by a committee of investment and accounting professionals, the Company has reviewed its investment portfolio and concluded that there were no additional other-than-temporary impairments as of December 31, 2003 and 2002. Due to the issuers' continued satisfaction of the securities' obligations in accordance with their contractual terms and the expectation that they will continue to do so, management's intent and ability to hold these securities, as well as the evaluation of the fundamentals of the issuers' financial condition and other objective evidence, the Company believes that the prices of the securities in the sectors identified above were temporarily depressed.

The evaluation for other-than-temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other-than-temporary. The risks and uncertainties include changes in general economic conditions, the issuer's financial condition or near term recovery prospects and the effects of changes in interest rates.

DERIVATIVE INSTRUMENTS

Derivative instruments are recorded at fair value and presented in the Consolidated Balance Sheets as of December 31, as follows:

                                     Asset Values              Liability Values
                               ----------------------       ---------------------
                                 2003          2002           2003         2002
                               --------      --------       -------      --------
Other investments              $    116      $    179       $    --            --
Fixed maturities                      7            10            --            --
Reinsurance recoverables             --            48           115            --
Other policyholder funds
  and benefits payable              115            --            --            48
Other liabilities                    --            --           186            78
                               --------      --------       -------      --------
   TOTAL                       $    238      $    237       $   301      $    126
                               ========      ========       =======      ========

The following table summarizes the primary derivative instruments used by the Company and the hedging strategies to which they relate. Derivatives in the Company's separate accounts are not included because associated gains and losses generally accrue directly to policyholders. The notional value of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. The fair value amounts of derivative assets (liabilities) are presented on a net basis as of December 31 in the following table.

                                                                                     Notional Amount         Fair Value
                                                                                    -----------------     ----------------
                             Hedging Strategy                                        2003      2002        2003      2002
                             ----------------                                       -------   -------     ------    ------
CASH-FLOW HEDGES

Interest rate swaps
    Interest rate swaps are primarily used to convert interest receipts on floating-rate fixed maturity investments to fixed rates. These derivatives are predominantly used to better match cash receipts from
    assets with cash disbursements required to fund liabilities.                    $ 1,889   $ 2,494     $   98    $  184

Foreign currency swaps
    Foreign currency swaps are used to convert foreign denominated cash flows associated with certain foreign denominated fixed maturity investments to
    U.S. dollars. The foreign fixed maturities are primarily denominated in
    Euros and are swapped to minimize cash flow
    fluctuations due to changes in currency rates.                                      703       386       (147)      (30)

FAIR-VALUE HEDGES

Interest rate swaps
    A portion of the Company's fixed debt is hedged against increases in LIBOR
    (the benchmark interest rate). In addition, interest rate swaps are used to hedge the changes in fair value of certain fixed rate liabilities due to
    changes in LIBOR.                                                                   112        30         (5)       --

Interest rate caps and floors
    Interest rate caps and floors are used to offset the changes in fair value related to corresponding interest rate caps and floors that exist
    in certain of the Company's variable-rate fixed maturity investments.                51       129         (1)       (3)

OTHER INVESTMENT AND RISK MANAGEMENT ACTIVITIES

Interest rate caps and swaption contracts
    The Company is exposed to policyholder surrenders during a rising interest rate environment. Interest rate cap and swaption contracts are used to mitigate the Company's loss in a rising interest rate environment. The increase in yield from the cap and swaption contract in a rising interest rate environment may be used to raise credited rates, thereby increasing the Company's competitiveness and reducing the policyholder's incentive to surrender.

    The Company also uses an interest rate cap as an economic hedge of the interest rate risk related to fixed rate debt. In a rising interest rate environment, the cap will limit the net interest expense on the
    hedged fixed rate debt.                                                           1,466       516         11        --

Credit default and total return swaps
    The Company enters into swap agreements in which the Company assumes credit exposure from an individual entity, referenced index or asset pool. The
    Company assumes credit exposure to individual entities through credit default swaps. These contracts entitle the company to receive a periodic fee in exchange for an obligation to compensate the derivative counterparty should a credit event occur on the part of the issuer. Credit events typically include failure on the part of the issuer to make a fixed dollar amount of contractual interest or principal payments or bankruptcy. The maximum potential future exposure to the Company is the notional value of the swap contracts, $49 and $49, after-tax, as of December 31, 2003 and 2002, respectively.

    The Company also assumes exposure to the change in value of indices or asset pools through total return swaps. As of December 31, 2003 and 2002, the maximum potential future exposure to the Company from such contracts is $130
    and $68, after-tax, respectively.                                                   275       307        (18)      (42)

                                                                                     Notional Amount         Fair Value
                                                                                    -----------------     ----------------
                             Hedging Strategy                                        2003      2002        2003      2002
                             ----------------                                       -------   -------     ------    ------
Options
    The Company writes option contracts for a premium to monetize the option embedded in certain of its fixed maturity investments. The written option grants the holder the ability to call the bond at a predetermined strike value. The maximum potential future economic exposure is represented by the then fair value of the bond in excess of the strike value, which is expected to be entirely offset by the
    appreciation in the value of the embedded long option.                          $   276   $   742     $    1    $   --

Interest rate swaps
    The Company enters into interest rates swaps to terminate existing swaps in hedging relationships, and thereby offsetting the changes in value in the original swap. In addition, the Company uses interest rate swaps to convert interest receipts on floating-rate fixed maturity
    investments to fixed rate.                                                        1,702     1,512         29        10

Foreign currency swaps and put and call options
    The Company enters into foreign currency swaps, purchases foreign put options and writes foreign call options to hedge the foreign currency exposures in certain of its foreign fixed maturity investments. Currency options were closed in January 2003 for a loss of $1,
    after-tax.                                                                          104       353        (31)       (8)
                                                                                    -------   -------     ------    ------

Product derivatives

    The Company offers certain variable annuity products with a GMWB rider. The
    GMWB is an embedded derivative that provides the policyholder with a guaranteed remaining balance ("GRB") if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. The policyholder also has the option, after a specified time period, to reset the GRB to the then-current account value, if greater (For a further discussion, see Note 2). The
    notional value of the embedded derivative is the GRB balance.                    14,961     2,760        115       (48)
                                                                                    -------   -------     ------    ------

 Reinsurance contracts

    Reinsurance arrangements are used to offset the Company's exposure to the
    GMWB embedded derivative for the lives of the host variable annuity contracts. The notional amount of the reinsurance contracts is the GRB
    amount.                                                                          14,961     2,760       (115)       48
                                                                                    -------   -------     ------    ------
TOTAL                                                                               $36,500   $11,989     $  (63)   $  111
                                                                                    =======   =======     ======    ======

For the years ended December 31, 2003, 2002 and 2001, the Company's gross gains and losses representing the total ineffectiveness of all cash-flow, fair-value and net investment hedges were immaterial. For the years ended December 31, 2003, 2002 and 2001, the Company recognized an after-tax net gain (loss) of $(3), $1 and ($11), respectively, (reported as net realized capital gains and losses in the Consolidated Statements of Operations), which represented the total change in value for other derivative-based strategies which do not qualify for hedge accounting treatment including the periodic net coupon settlements.

As of December 31, 2003 and 2002, the after-tax deferred net gains on derivative instruments accumulated in AOCI that are expected to be reclassified to earnings during the next twenty-four months are $6 and $7, respectively. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twenty-four months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is twenty-four months. For the years ended December 31, 2003, 2002 and 2001, the net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges were immaterial.

SECURITIES LENDING AND COLLATERAL ARRANGEMENTS

The Company participates in a securities lending program to generate additional income, whereby certain domestic fixed income securities are loaned for a short period of time from the Company's portfolio to qualifying third parties, via a lending agent. Borrowers of these securities provide collateral of 102% of the market value of the loaned securities. Acceptable collateral may be in the form of cash or U.S. Government securities. The market value of the loaned securities is monitored and additional collateral is obtained if the market value of the collateral falls below 100% of the market value of the loaned securities. Under the terms of the securities lending program, the lending agent indemnifies the Company against borrower defaults. As of December 31, 2003, the fair value of the loaned securities was approximately $780 and was included in fixed maturities in the Consolidated Balance Sheets. The Company retains a portion of the income earned from the cash collateral or receives a fee from the borrower. The Company recorded before-tax income from securities lending transactions, net of lending fees, of $0.5 for the year ended December 31, 2003, which was included in net investment income.

The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. As of December 31, 2003 and 2002, collateral pledged of $209 and $8, respectively, was included in fixed maturities in the Consolidated Balance Sheets.

The classification and carrying amount of the loaned securities associated with the lending program and the collateral pledged at December 31, 2003 and 2002 were as follows:

LOANED SECURITIES AND COLLATERAL PLEDGED                                                       2003    2002
----------------------------------------                                                       ----    ----
U.S. Gov't and Gov't agencies and authorities (guaranteed and sponsored)                      $  410  $  --
U.S. Gov't and Gov't agencies and authorities (guaranteed and sponsored - asset-backed)            3      8
International governments                                                                         11     --
Public utilities                                                                                  15     --
All other corporate including international                                                      366     --
All other corporate - asset-backed                                                               184     --
                                                                                              ------  -----
    TOTAL                                                                                     $  989  $   8
                                                                                              ======  =====

As of December 31, 2003 and 2002, the Company had accepted collateral relating to the securities lending program and collateral arrangements consisting of cash, U.S. Government, and U.S. Government agency securities with a fair value of $996 and $407, respectively. At December 31, 2003 and 2002, only cash collateral of $869 and $173, respectively, was invested and recorded in the Consolidated Balance Sheets in fixed maturities and with a corresponding amount recorded in other liabilities. The Company is only permitted by contract to sell or repledge the noncash collateral in the event of a default by the counterparty and none of the collateral has been sold or repledged at December 31, 2003 and 2002. As of December 31, 2003 and 2002 all collateral accepted was held in separate custodial accounts.

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

The carrying amount and fair values of Hartford Life Insurance Company's financial instruments as of December 31, 2003 and 2002 were as follows:

                                                  2003                         2002
                                    ---------------------------   ---------------------------
                                    Carrying Amount  Fair Value   Carrying Amount  Fair Value
                                    ---------------  ----------   ---------------  ----------
ASSETS
  Fixed maturities                    $   30,085     $   30,085     $   24,786     $   24,786
  Equity securities                           85             85            120            120
  Policy loans                             2,470          2,470          2,895          2,895
  Other investments                          639            639            918            918
LIABILITIES
  Other policyholder funds (1)        $   23,957     $   24,320     $   20,418     $   20,591
                                      ==========     ==========     ==========     ==========

(1) Excludes universal life insurance contracts, including corporate owned life insurance.

5. SALE OF SUDAMERICANA HOLDING S.A.

On September 7, 2001, Hartford Life Insurance Company completed the sale of its ownership interest in an Argentine subsidiary, Sudamericana Holding S.A. The Company recognized an after-tax net realized capital loss of $11 related to the sale.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted SFAS No. 142 and accordingly ceased all amortization of goodwill.

The following tables show net income for the years ended December 31, 2003, 2002 and 2001, with the 2001 period adjusted for goodwill amortization recorded.

NET INCOME                                                           2003     2002     2001
----------                                                          ------   ------   ------
Income before cumulative effect of accounting changes               $  626   $  426   $  652
Goodwill amortization, net of tax                                       --       --        4
                                                                    ------   ------   ------
Adjusted income before cumulative effect of accounting changes         626      426      656
Cumulative effect of accounting changes, net of tax                     --       --       (6)
                                                                    ------   ------   ------
Adjusted net income                                                 $  626   $  426   $  650

The following table shows the Company's acquired intangible assets that continue to be subject to amortization and aggregate amortization expense. Except for goodwill, the Company has no intangible assets with indefinite useful lives.

                                             2003                          2002
                                  ---------------------------   --------------------------
                                  Carrying    Accumulated Net   Carrying   Accumulated Net
AMORTIZED INTANGIBLE ASSETS        Amount      Amortization      Amount      Amortization
---------------------------       --------    ---------------   --------   ---------------
Present value of future profits   $    490         $ 115        $    529         $ 76

Net amortization expense for the years ended December 31, 2003, 2002 and 2001 was $39, $39 and $37, respectively.

Estimated future net amortization expense for the succeeding five years is as follows.

For the year ended December 31,
-------------------------------
2004                                $ 35
2005                                $ 30
2006                                $ 29
2007                                $ 25
2008                                $ 24
                                    ====

The Company's tests of its goodwill for other-than-temporary impairment in accordance with SFAS No. 142 resulted in no write-downs for the years ended December 31, 2003 and 2002. For further discussions of the adoption of SFAS No. 142, see Note 2.

7. SEPARATE ACCOUNTS

Hartford Life Insurance Company maintained separate account assets and liabilities totaling $130.2 billion and $105.3 billion at December 31, 2003 and 2002, respectively, which are reported at fair value. Separate account assets, which are segregated from other investments, reflect two categories of risk assumption: non-guaranteed separate accounts totaling $118.1 billion and $93.5 billion at December 31, 2003 and 2002, respectively, wherein the policyholder assumes substantially all the investment risks and rewards, and guaranteed separate accounts totaling $12.1 and $11.8 billion at December 31, 2003 and 2002, respectively, wherein Hartford Life Insurance Company contractually guarantees either a minimum return or account value to the policyholder. Included in non-guaranteed separate account assets were policy loans totaling $139 and $384 at December 31, 2003 and 2002, respectively. Net investment income (including net realized capital gains and losses) and interest credited to policyholders on separate account assets are not reflected in the Consolidated Statements of Income.

Separate account management fees and other revenues were $1.3 billion, $1.1 billion and $1.2 billion in 2003, 2002 and 2001, respectively. The guaranteed separate accounts include fixed market value adjusted (MVA) individual annuities and modified guaranteed life insurance. The average credited interest rate on these contracts was 6.0% and 6.3% as of December 31, 2003 and 2002, respectively. The assets that support these liabilities were comprised of $11.7 billion and $11.1 billion in fixed maturities at December 31, 2003 and 2002, respectively, and $106 and $385 of other invested assets at December 31, 2003 and 2002, respectively. The portfolios are segregated from other investments and are managed to minimize liquidity and interest rate risk. In order to minimize the risk of disintermediation associated with early withdrawals, fixed MVA annuity and modified guaranteed life insurance contracts carry a graded surrender charge as well as a market value adjustment. Additional investment risk is hedged using a variety of derivatives which totaled $(81) and $135 in carrying value and $2.6 billion and $3.6 billion in notional amounts as of December 31, 2003 and 2002, respectively.

8.  STATUTORY RESULTS

                                   For the years ended December 31,
                                ------------------------------------
                                  2003          2002           2001
                                --------     ---------       -------
Statutory net income (loss)     $    801     $    (305)      $  (485)
                                --------     ---------       -------
Statutory capital and surplus   $  3,115     $   2,354       $ 2,412
                                ========     =========       =======

A significant percentage of the consolidated statutory surplus is permanently reinvested or is subject to various state regulatory restrictions which limit the payment of dividends without prior approval. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. Under these laws, the insurance subsidiaries may only make their dividend payments out of unassigned surplus. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer's policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting policies. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer's earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The insurance holding company laws of the other jurisdictions in which The Hartford's insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. As of December 31, 2003, the maximum amount of statutory dividends which may be paid by the insurance subsidiaries of the Company in 2004, without prior approval, is $550.

The domestic insurance subsidiaries of Hartford Life Insurance Company prepare their statutory financial statements in accordance with accounting practices prescribed by the applicable insurance department. Prescribed statutory accounting practices include publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations and general administrative rules.

The NAIC adopted the Codification of Statutory Accounting Principles ("Codification") in March 1998. The effective date for the statutory accounting guidance was January 1, 2001. Each of Hartford Life Insurance Company's domiciliary states has adopted Codification and the Company has made the necessary changes in its statutory reporting required for implementation. The impact of applying the new guidance resulted in a benefit of approximately $38 in statutory surplus.

9. PENSION PLANS, POSTRETIREMENT, HEALTH CARE AND LIFE INSURANCE BENEFIT AND SAVINGS PLANS

PENSION PLANS

The Company's employees are included in The Hartford's non-contributory defined benefit pension and postretirement health care and life insurance benefit plans. Defined benefit pension expense, allocated by The Hartford to Hartford Life Insurance Company, was $19, $10 and $11 in 2003, 2002 and 2001, respectively. Postretirement health care and life insurance benefits expense, allocated by The Hartford, was not material to the results of operations for 2003, 2002 and 2001.

INVESTMENT AND SAVINGS PLAN

Substantially all the Company's U.S. employees are eligible to participate in The Hartford's Investment and Savings Plan. The cost to Hartford Life Insurance Company for this plan was approximately $6, $5 and $6 for the years ended December 31, 2003, 2002 and 2001, respectively.

10. REINSURANCE

Hartford Life Insurance Company cedes insurance to other insurers in order to limit its maximum losses and to diversify its exposures. Such transfer does not relieve Hartford Life Insurance Company of its primary liability and, as such, failure of reinsurers to honor their obligations could result in losses to Hartford Life Insurance Company. The Company also assumes reinsurance from other insurers and is a member of and participates in several reinsurance pools and associations. Hartford Life Insurance Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. As of December 31, 2003, Hartford Life Insurance Company had no reinsurance recoverables and related concentrations of credit risk greater than 10% of the Company's stockholders' equity.

In accordance with normal industry practice, Hartford Life Insurance Company is involved in both the cession and assumption of insurance with other insurance and reinsurance companies. As of December 31, 2003, the largest amount of life insurance retained on any one life by any one of the life operations was approximately $2.5. In addition, the Company reinsures the majority of the minimum death benefit guarantees and the guaranteed withdrawal benefits offered in connection with its variable annuity contracts.

Insurance net retained premiums were comprised of the following:

                                                                    For the years ended December 31,
                                                                    --------------------------------
                                                                      2003        2002        2001
                                                                    --------    --------    --------
Gross premiums                                                      $  3,780    $  3,324    $  4,033
Reinsurance assumed                                                       43          45          79
Reinsurance ceded                                                       (720)       (716)     (1,028)
                                                                    --------    --------    --------
   NET RETAINED PREMIUMS                                            $  3,103    $  2,653    $  3,084
                                                                    ========    ========    ========

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

Hartford Life Insurance Company also purchases reinsurance covering the death benefit guarantees on a portion of its variable annuity business. On March 16, 2003, a final decision and award was issued in the previously disclosed arbitration between subsidiaries of the Company and one of their primary reinsurers relating to policies with death benefits written from 1994 to 1999 (see further discussion in Note 12)

The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. Insurance recoveries on ceded reinsurance contracts, which reduce death and other benefits were $550, $670 and $693 for the years ended December 31, 2003, 2002 and 2001, respectively. Hartford Life Insurance Company also assumes reinsurance from other insurers.

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

On June 30, 2003, the Company recaptured a block of business previously reinsured with an unaffiliated reinsurer. Under this treaty, the Company reinsured a portion of the guaranteed minimum death benefit (GMDB) feature associated with certain of its annuity contracts. As consideration for recapturing the business and final settlement under the treaty, the Company has received assets valued at approximately $32 and one million warrants exercisable for the unaffiliated company's stock. This amount represents to the Company an advance collection of its future recoveries under the reinsurance agreement and will be recognized as future losses are incurred. Prospectively, as a result of the recapture, the Company will be responsible for all of the remaining and ongoing risks associated with the GMDB's related to this block of business. The recapture increased the net amount at risk retained by the Company, which is included in the net amount at risk discussed in Note 2. On January 1, 2004, upon adoption of the SOP, the $32 was included in the Company's GMDB reserve calculation as part of the net reserve benefit ratio and as a claim recovery to date.

Hartford Life Insurance Company maintains certain reinsurance agreements with HLA, whereby the Company cedes both group life and group accident and health risk. Under these treaties, the Company ceded group life premium of $78, $96 and $178 in 2003, 2002 and 2001, respectively, and accident and health premium of $305, $373 and $418, respectively, to HLA.

11. INCOME TAX

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

The Company is included in The Hartford's consolidated Federal income tax return. The Company's effective tax rate was 21%, 1% and 6% in 2003, 2002 and 2001, respectively.

Income tax expense (benefit) is as follows:

                           For the years ended December 31,
                           --------------------------------
                             2003        2002        2001
                           --------    --------    --------
Current                    $     13    $      4    $   (202)
Deferred                        155          (2)        246
                           --------    --------    --------
   INCOME TAX EXPENSE      $    168    $      2    $     44
                           ========    ========    ========

A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision (benefit) for income taxes is as follows:

                                                                    For the years ended December 31,
                                                                    --------------------------------
                                                                      2003        2002        2001
                                                                    --------    --------    --------
Tax provision at the U.S. federal statutory rate                    $    278    $    150    $    244
Tax preferred investments                                                (87)        (63)        (60)
IRS audit settlement (See Note 13)                                         -         (76)          -
Tax adjustment (See Note 13)                                             (21)          -        (144)
Foreign related investments                                               (4)         (6)          -
Other                                                                      2          (3)          4
                                                                    --------    --------    --------
   TOTAL                                                            $    168    $      2    $     44
                                                                    ========    ========    ========

Deferred tax assets (liabilities) include the following as of December 31:

                                                                       2003        2002
                                                                     --------    --------
Tax basis deferred policy acquisition costs                          $    638    $    699
Financial statement deferred policy acquisition costs and reserves       (713)       (751)
Employee benefits                                                           5          13
Net unrealized capital losses (gains) on securities                      (535)       (422)
Net operating loss carryforward/Minimum tax credits                       124         249
Investments and other                                                      (5)        (31)
                                                                     --------    --------
    TOTAL                                                            $   (486)   $   (243)
                                                                     ========    ========

Hartford Life Insurance Company had a current tax receivable of $141 and $89 as of December 31, 2003 and 2002, respectively.

In management's judgment, the gross deferred tax asset will more likely than not be realized as reductions of future taxable income. Accordingly, no valuation allowance has been recorded. Included in the total net deferred tax liability is a deferred tax asset for net operating losses of $50, which expire in 2017 - 2023.

Prior to the Tax Reform Act of 1984, the Life Insurance Company Income Tax Act of 1959 permitted the deferral from taxation of a portion of statutory income under certain circumstances. In these situations, the deferred income was accumulated in a "Policyholders' Surplus Account" and, based on current tax law, will be taxable in the future only under conditions which management considers to be remote; therefore, no Federal income taxes have been provided on the balance in this account, which for tax return purposes was $104 as of December 31, 2003.

12. COMMITMENTS AND CONTINGENT LIABILITIES

LITIGATION

The Company is or may become involved in various kinds of legal actions, some of which assert claims for substantial amounts. These actions may include, among others, putative state and federal class actions seeking certification of a state or national class. The Company also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition of the Company. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company's consolidated results of operations or cash flows in particular quarterly or annual periods.

In the third quarter of 2003, Hartford Life Insurance Company ("HLIC") and its affiliate International Corporate Marketing Group, LLC ("ICMG") settled their intellectual property dispute with Bancorp Services, LLC ("Bancorp"). The dispute concerned, among other things, Bancorp's claims for alleged patent infringement, breach of a confidentiality agreement, and misappropriation of trade secrets related to certain stable value corporate-owned life insurance products. The dispute was the subject of litigation in the United States District Court for the Eastern District of Missouri, in which Bancorp obtained in 2002 a judgment exceeding $134 against HLIC and ICMG after a jury trial on the trade secret and breach of contract claims, and HLIC and ICMG obtained summary judgment on the patent infringement claim. Based on the advice of legal counsel following entry of the judgment, the Company recorded an $11 after-tax charge in the first quarter of 2002 to increase litigation reserves. Both components of the judgment were appealed.

Under the terms of the settlement, HLIC and ICMG will pay a minimum of $70 and a maximum of $80, depending on the outcome of the patent appeal, to resolve all disputes between the parties. The appeal from the trade secret and breach of contract judgment will be dismissed. The settlement resulted in the recording of a $9 after-tax benefit in the third quarter of 2003, to reflect the Company's portion of the settlement.

On March 16, 2003, a final decision and award was issued in the previously disclosed reinsurance arbitration between subsidiaries of the Company and one of their primary reinsurers relating to policies with guaranteed minimum death benefits written from 1994 to 1999. The arbitration involved alleged breaches under the reinsurance treaties. Under the terms of the final decision and award, the reinsurer's reinsurance obligations to the Company's subsidiaries were unchanged and not limited or reduced in any manner. The award was confirmed by the Connecticut Superior Court on May 5, 2003.

LEASES

The rent paid to Hartford Fire for operating leases entered into by the Company was $31, $31 and $22 in 2003, 2002 and 2001, respectively. Future minimum rental commitments are as follows:

2004                               $  28
2005                                  25
2006                                  23
2007                                  21
2008                                  20
Thereafter                            37
                                   -----
    TOTAL                          $ 154
                                   =====

The principal executive offices of Hartford Life Insurance Company, together with its parent, are located in Simsbury, Connecticut. Rental expense is recognized on a level basis for the facility located in Simsbury, Connecticut, which expires on December 31, 2009, and amounted to approximately $12, $10 and $11 in 2003, 2002 and 2001, respectively.

TAX MATTERS

The Company's federal income tax returns are routinely audited by the Internal Revenue Service ("IRS"). The Company is currently under audit for the 1998-2001 tax years. Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from tax examinations and other tax-related matters for all open tax years

Throughout the IRS audit of the 1996-1997 years, the Company and the IRS engaged in a dispute regarding what portion of the separate account dividends-received deduction ("DRD") is deductible by the Company. During 2001 the Company continued its discussions with the IRS. As part of the Company's due diligence with respect to this issue, the Company closely monitored the activities of the IRS with respect to other taxpayers on this issue and consulted with outside tax counsel and advisors on the merits of the Company's separate account DRD. The due diligence was completed during the third quarter of 2001 and the Company concluded that it was probable that a greater portion of the separate account DRD claimed on its filed returns would be realized. Based on the Company's assessment of the probable outcome, the Company concluded an additional $144 tax benefit was appropriate to record in the third quarter of 2001, relating to the tax years 1996-2000. Additionally, the Company increased its estimate of the separate account DRD recognized with respect to tax year 2001 from $44 to $60.

Early in 2002, the Company and its IRS agent requested advice from the National Office of the IRS with respect to certain aspects of the computation of the separate account DRD that had been claimed by the Company for the 1996-1997 audit period. During September 2002 the IRS National Office issued a ruling that confirmed that the Company had properly computed the items in question in the separate account DRD claimed on its 1996-1997 tax returns. Additionally, during the third quarter, the Company reached agreement with the IRS on all other issues with respect to the 1996-1997 tax years. The Company recorded a benefit of $76 during the third quarter of 2002, primarily relating to the tax treatment of such issues for the 1996-1997 tax years, as well as appropriate carryover adjustments to the 1998-2002 years. The total DRD benefit related to the 2002 tax year was $63.

During the second quarter of 2003 the Company recorded a benefit of $23, consisting primarily of a change in estimate of the DRD tax benefit reported during 2002. The change in estimate was the result of actual 2002 investment performance on the related separate accounts being unexpectedly out of pattern with past performance, which had been the basis for the estimate. The total DRD benefit relating to the 2003 tax year recorded during the twelve months ended December 31, 2003 was $87.

The Company will continue to monitor further developments surrounding the computation of the separate account DRD, as well as other tax-related items, and will adjust its estimate of the probable outcome of these issues as developments warrant.

UNFUNDED COMMITMENTS

At December 31, 2003, Hartford Life Insurance Company has outstanding commitments totaling $214, of which $152 is committed to fund limited partnership investments. These capital commitments can be called by the partnership during the commitment period (on average 2 to 5 years) to fund working capital needs or purchase new investments. Once the commitment period expires, the Company is under no obligation to fund the remaining unfunded commitment but may elect to do so. The remaining $62 of outstanding commitments are primarily related to various funding obligations associated with investments in mortgage loans. These have a commitment period that expires in less than one year.

13. TRANSACTIONS WITH AFFILIATES

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

Effective July 7, 2003, the Company and its subsidiary, Hartford Life and Annuity Insurance Company ("HLAI") entered into an indemnity reinsurance arrangement with Hartford Life and Accident Company ("HLA"). Through this arrangement, both the Company and HLAI will automatically cede 100% of the GMWB's incurred on variable annuity contracts issued between July 7, 2003 and December 31, 2003 that were otherwise not reinsured. The Company and HLAI, in total, ceded an immaterial amount of premiums to HLA. As of December 31, 2003, HLIC and HLAI, combined, have recorded a reinsurance recoverable from HLA of $(26).

The Company has issued a guarantee to retirees and vested terminated employees (Retirees) of The Hartford Retirement Plan for U.S. Employees (the Plan) who retired or terminated prior to January 1, 2004. The Plan is sponsored by The Hartford. The guarantee is an irrevocable commitment to pay all accrued benefits which the Retiree or the Retiree's designated beneficiary is entitled to receive under the Plan in the event the Plan assets are insufficient to fund those benefits and The Hartford is unable to provide sufficient assets to fund those benefits. The Company believes that the likelihood that payments will be required under this guarantee is remote.

14. SEGMENT INFORMATION

Hartford Life Insurance Company is organized into three reportable operating segments which include Investment Products, Individual Life and Corporate Owned Life Insurance (COLI). Investment Products offers individual fixed and variable annuities, retirement plan services and other investment products. Individual Life sells a variety of life insurance products, including variable universal life, universal life, interest sensitive whole life and term life insurance. COLI primarily offers variable products used by employers to fund non-qualified benefits or other post-employment benefit obligations as well as leveraged COLI. The Company includes in "Other" corporate items not directly allocable to any of its reportable operating segments, as well as certain group benefit products including group life and group disability insurance that is directly written by the Company and is substantially ceded to its parent, HLA.

The accounting policies of the reportable operating segments are the same as those described in the summary of significant accounting policies in Note 2. Hartford Life Insurance Company evaluates performance of its segments based on revenues, net income and the segment's return on allocated capital. The Company charges direct operating expenses to the appropriate segment and allocates the majority of indirect expenses to the segments based on an intercompany expense arrangement. Intersegment revenues primarily occur between Corporate and the operating segments. These amounts primarily include interest income on allocated surplus, interest charges on excess separate account surplus, the allocation of net realized capital gains and losses and the allocation of credit risk CHARGES. Each operating segment is allocated corporate surplus as needed to support its business. Portfolio management is a corporate function and net realized capital gains and losses on invested assets are recognized in Corporate. Those net realized capital gains and losses that are interest rate related are subsequently allocated back to the operating segments in future periods, with interest, over the average estimated duration of the operating segment's investment portfolios, through an adjustment to each respective operating segment's net investment income, with an offsetting adjustment in Corporate. Credit related net capital losses are retained by Corporate. However, in exchange for retaining credit related losses, Corporate charges each operating segment a "credit-risk" fee through net investment income. The "credit-risk" fee covers fixed income assets included in each operating segment's general account and guaranteed separate accounts. The "credit-risk" fee is based upon historical default rates in the corporate bond market, the Company's actual default experience and estimates of future losses. The Company's revenues are primarily derived from customers within the United States. The Company's long-lived assets primarily consist of deferred policy acquisition costs and deferred tax assets from within the United States. The following tables present summarized financial information concerning the Company's segments.

                                                                            For the years ended December 31,
                                                                         -------------------------------------
                                                                            2003         2002          2001
                                                                         ----------   ----------    ----------
TOTAL REVENUES
   Investment Products                                                   $    3,374   $    2,694    $    2,947
   Individual Life                                                              893          858           774
   COLI                                                                         482          592           717
   Other                                                                        119         (195)           50
                                                                         ----------   ----------    ----------
      TOTAL REVENUES                                                     $    4,868   $    3,949    $    4,488
                                                                         ==========   ==========    ==========

NET INVESTMENT INCOME
   Investment Products                                                   $    1,254   $    1,049    $      865
   Individual Life                                                              222          224           205
   COLI                                                                         215          276           352
   Other                                                                         73           23            69
                                                                         ----------   ----------    ----------
      TOTAL NET INVESTMENT INCOME                                        $    1,764   $    1,572    $    1,491
                                                                         ==========   ==========    ==========

AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS AND PRESENT VALUE
  OF FUTURE PROFITS
   Investment Products                                                   $      494   $      385    $      413
   Individual Life                                                              165          146           153
   COLI                                                                           1            -             -
   Other                                                                          -            -             -
                                                                         ----------   ----------    ----------
      TOTAL AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS AND
        PRESENT VALUE OF FUTURE PROFITS                                  $      660   $      531    $      566
                                                                         ==========   ==========    ==========

INCOME TAX EXPENSE (BENEFIT)
   Investment Products                                                   $       65   $       87    $      111
   Individual Life                                                               64           59            54
   COLI                                                                          22           14            17
   Other                                                                         17         (158)         (138)
                                                                         ----------   ----------    ----------
      TOTAL INCOME TAX EXPENSE                                           $      168   $        2    $       44
                                                                         ==========   ==========    ==========

NET INCOME (LOSS)
   Investment Products                                                   $      414   $      343    $      375
   Individual Life                                                              134          116           106
   COLI                                                                          46           31            36
   Other                                                                         32          (64)          129
                                                                         ----------   ----------    ----------
      TOTAL NET INCOME                                                   $      626   $      426    $      646
                                                                         ==========   ==========    ==========

ASSETS
   Investment Products                                                   $  126,158   $   96,865    $  106,497
   Individual Life                                                            9,484        8,173         9,248
   COLI                                                                      29,593       30,326        26,835
   Other                                                                      6,705        6,737         2,853
                                                                         ----------   ----------    ----------
      TOTAL ASSETS                                                       $  171,940   $  142,101    $  145,433
                                                                         ==========   ==========    ==========

REVENUES BY PRODUCT
Investment Products
     Individual Annuities                                                $    1,656   $    1,451   $    1,397
     Other                                                                    1,718        1,243        1,550
                                                                         ----------   ----------    ----------
          Total Investment Products                                           3,374        2,694        2,947
Individual Life                                                                 893          858          774
COLI                                                                            482          592          717
                                                                         ----------   ----------    ----------
     TOTAL REVENUES BY PRODUCT                                           $    4,749   $    4,144   $    4,438
                                                                         ==========   ==========   ==========

15. ACQUISITIONS

On April 2, 2001, Hartford Life acquired the individual life insurance, annuity and mutual fund businesses of Fortis, Inc. ("Fortis Financial Group" or "Fortis") for $1.12 billion in cash. The Company effected the acquisition through several reinsurance agreements with subsidiaries of Fortis and the purchase of 100% of the stock of Fortis Advisers, Inc. and Fortis Investors, Inc., wholly-owned subsidiaries of Fortis, Inc. The acquisition was accounted for as a purchase transaction and, as such, the revenues and expenses generated by this business from April 2, 2001 forward are included in the Company's Consolidated Statements of Income.

16. QUARTERLY RESULTS FOR 2003 AND 2002 (UNAUDITED)

                                                          Three Months Ended
                                ------------------------------------------------------------------------------
                                     March 31,           June 30,          September 30,       December 31,
                                ------------------  ------------------  ------------------  ------------------
                                  2003      2002      2003      2002      2003      2002      2003      2002
                                --------  --------  --------  --------  --------  --------  --------  --------
Revenues                        $  1,018  $  1,072  $  1,186  $    921  $  1,449  $    952  $  1,215  $  1,004
Benefits, claims and expenses        888       895       970       863     1,229       873       987       890
Net income                           100       132       189        57       167       146       170        91
                                --------  --------  --------  --------  --------  --------  --------  --------

17. SEPTEMBER 11, 2001

As a result of September 11, the Company recorded an estimated loss amounting to $9, net of taxes and reinsurance, in the third quarter of 2001. The Company based the loss estimate upon a review of insured exposures using a variety of assumptions and actuarial techniques, including estimated amounts for unknown and unreported policyholder losses and costs incurred in settling claims. Also included was an estimate of amounts recoverable under the Company's ceded reinsurance programs. In the first quarter of 2002, the Company recognized a $3 after-tax benefit related to favorable development of reserves related to September 11. As a result of the uncertainties involved in the estimation process, final claims settlement may vary from present estimates.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

                                   SCHEDULE I

          SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN AFFILIATES

(In millions)                                                           As of December 31, 2003
                                                               -----------------------------------------
                                                                                         Amount at which
                                                                                         shown on Balance
Type of Investment                                                Cost      Fair Value        Sheet
------------------------------------------------------------   ----------   ----------   ---------------
FIXED MATURITIES
  Bonds and Notes
     U.S. Government and Government agencies and authorities
      (guaranteed and sponsored)                               $      641   $      647   $           647
     U.S. Government and Government agencies and authorities
      (guaranteed and sponsored) - asset-backed                     2,059        2,088             2,088
     States, municipalities and political subdivisions                307          306               306
     International governments                                        641          695               695
     Public utilities                                               1,195        1,293             1,293
     All other corporate including international                   13,808       14,937            14,937
     All other corporate - asset-backed                             8,649        8,907             8,907
     Short-term investments                                         1,210        1,211             1,211
  Redeemable preferred stock                                            1            1                 1
                                                               ----------   ----------   ---------------
       TOTAL FIXED MATURITIES                                      28,511       30,085            30,085
                                                               ----------   ----------   ---------------

EQUITY SECURITIES
  Common stocks
     Industrial and miscellaneous                                      39           50                50
  Nonredeemable preferred stocks                                       39           35                35
                                                               ----------   ----------   ---------------
       TOTAL EQUITY SECURITIES                                         78           85                85
                                                               ----------   ----------   ---------------
       TOTAL FIXED MATURITIES AND EQUITY SECURITIES                28,589       30,170            30,170
                                                               ----------   ----------   ---------------

OTHER INVESTMENTS
  Mortgage loans on real estate                                       354          354               354
  Policy loans                                                      2,470        2,470             2,470
  Investments in partnerships and trusts                              217          169               169
  Other invested assets                                                 9          116               116
                                                               ----------   ----------   ---------------
       TOTAL OTHER INVESTMENTS                                      3,050        3,109             3,109
                                                               ----------   ----------   ---------------
       TOTAL INVESTMENTS                                       $   31,639   $   33,279   $        33,279
                                                               ==========   ==========   ===============

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

                                  SCHEDULE III

                       SUPPLEMENTARY INSURANCE INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(In millions)

                             Deferred                Other                Earned                  Net
                              Policy      Future    Policy-              Premiums     Net      Realized
                            Acquisition   Policy     Holder    Policy      And     Investment  Capital
Segment                        Costs     Benefits    Funds      Fees      Other      Income     Losses
-------------------------   -----------  --------  ---------  ---------  --------  ----------  --------
2003
Investment Products         $     4,283  $  4,555  $  19,053  $   1,235   $  858   $    1,254   $   27
Individual Life                   1,281       515      3,217        677       (6)         222        -
Corporate Owned Life
   Insurance                         13       338      2,760        257        9          215        1
Other                                21     1,110        233          -       73           73      (27)
                            -----------  --------  ---------  ---------   ------   ----------   ------
  CONSOLIDATED OPERATIONS   $     5,598  $  6,518  $  25,263  $   2,169   $  934   $    1,764   $    1
                            ===========  ========  =========  =========   ======   ==========   ======

2002
Investment Products         $     3,724  $  3,722  $  16,437  $   1,146   $  490   $    1,049   $    9
Individual Life                   1,210       535      3,030        629        6          224       (1)
Corporate Owned Life
   Insurance                         12       316      3,334        304       11          276        1
Other                                 8     1,151        236          -       67           23     (285)
                            -----------  --------  ---------  ---------   ------   ----------   ------
  CONSOLIDATED OPERATIONS   $     4,954  $  5,724  $  23,037  $   2,079   $  574   $    1,572   $ (276)
                            ===========  ========  =========  =========   ======   ==========   ======

2001
Investment Products         $     3,592  $  3,325  $  11,992  $   1,249   $  831   $      865   $    2
Individual Life                   1,170       506      2,945        555       15          205       (1)
Corporate Owned Life
   Insurance                          8       321      4,120        353       12          352        -
Other                                 -     1,012        241          -       69           69      (88)
                            -----------  --------  ---------  ---------   ------   ----------   ------
  CONSOLIDATED OPERATIONS   $     4,770  $  5,164  $  19,298  $   2,157   $  927   $    1,491   $  (87)
                            ===========  ========  =========  =========   ======   ==========   ======

(In millions)
                             Benefits,                Amortization
                            Claims and                of Deferred
                              Claim       Insurance      Policy      Dividends
                            Adjustment  expenses and  Acquisition   To Policy-
Segment                      Expenses       other         Costs       holders
-------------------------   ----------  ------------  ------------  ----------
2003
Investment Products          $  1,976    $      425    $      494    $      -
Individual Life                   380           147           165           3
Corporate Owned Life
   Insurance                      324            29             1          60
Other                              46            24             -           -
                             --------    ----------    ----------    --------
  CONSOLIDATED OPERATIONS    $  2,726    $      625    $      660    $     63
                             ========    ==========    ==========    ========

2002
Investment Products          $  1,441    $      438    $      385    $      -
Individual Life                   393           141           146           3
Corporate Owned Life
   Insurance                      401            84             -          62
Other                              40           (13)            -           -
                             --------    ----------    ----------    --------
  CONSOLIDATED OPERATIONS    $  2,275    $      650    $      531    $     65
                             ========    ==========    ==========    ========

2001
Investment Products          $  1,634    $      414    $      413    $      -
Individual Life                   330           128           153           3
Corporate Owned Life
   Insurance                      514            84             -          66
Other                              58            (5)            -           -
                             --------    ----------    ----------    --------
  CONSOLIDATED OPERATIONS    $  2,536    $      621    $      566    $     69
                             ========    ==========    ==========    ========

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

                                   SCHEDULE IV

                                   REINSURANCE

                                                                                  Assumed
                                                                    Ceded to        From                       Percentage of
                                                       Gross         Other         Other          Net         Amount Assumed
(In millions)                                          Amount      Companies     Companies       Amount           to Net
--------------------------------------------------   ----------    ----------    ----------    ----------     --------------
FOR THE YEAR ENDED DECEMBER 31, 2003

   Life insurance in force                           $  348,571    $  241,111    $   34,262    $  141,722          24.2%
                                                     ==========    ==========    ==========    ==========          ====

   FEE INCOME, EARNED PREMIUMS AND OTHER
     Life insurance and annuities                    $    3,455    $      483    $       37    $    3,009           1.2%
     Accident and health insurance                          325           237             6            94           6.4%
                                                     ----------    ----------    ----------    ----------          ----
       TOTAL FEE INCOME, EARNED PREMIUMS AND OTHER   $    3,780    $      720    $       43    $    3,103           1.4%
                                                     ==========    ==========    ==========    ==========          ====

FOR THE YEAR ENDED DECEMBER 31, 2002

   Life insurance in force                           $  345,900    $  247,200    $   42,046    $  140,746          29.9%
                                                     ==========    ==========    ==========    ==========          ====

   FEE INCOME, EARNED PREMIUMS AND OTHER
     Life insurance and annuities                    $    2,928    $      351    $       41    $    2,618           1.6%
     Accident and health insurance                          396           365             4            35          11.4%
                                                     ----------    ----------    ----------    ----------          ----
       TOTAL FEE INCOME, EARNED PREMIUMS AND OTHER   $    3,324    $      716    $       45    $    2,653           1.7%
                                                     ==========    ==========    ==========    ==========          ====

FOR THE YEAR ENDED DECEMBER 31, 2001

   Life insurance in force                           $  354,961    $  170,359    $   43,374    $  227,976          19.0%
                                                     ==========    ==========    ==========    ==========          ====

   FEE INCOME, EARNED PREMIUMS AND OTHER
     Life insurance and annuities                    $    3,518    $      534    $       63    $    3,047           2.1%
     Accident and health insurance                          515           494            16            37          43.2%
                                                     ----------    ----------    ----------    ----------          ----
       TOTAL FEE INCOME, EARNED PREMIUMS AND OTHER   $    4,033    $    1,028    $       79    $    3,084           2.6%
                                                     ==========    ==========    ==========    ==========          ====

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    HARTFORD LIFE INSURANCE COMPANY

                                    /s/ Ernest M. McNeill Jr
                                    --------------------------------------------
                                    Ernest M. McNeill Jr
                                    Vice President and Chief Accounting Officer

Date: March 1, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE                                    TITLE                        DATE
---------                                    -----                        ----
/s/ Thomas M. Marra          President, Chief Executive Officer,     March 1, 2004
-------------------          Chairman and Director
Thomas M. Marra

/s/ Lizabeth H. Zlatkus      Executive Vice President,               March 1, 2004
-----------------------      Chief Financial Officer and Director
Lizabeth H. Zlatkus

/s/ Ernest M. McNeill Jr     Vice President                          March 1, 2004
------------------------     and Chief Accounting Officer
Ernest M. McNeill Jr

/s/ Christine H. Repasy      Director                                March 1, 2004
-----------------------
Christine H. Repasy

/s/ John C. Walters          Director                                March 1, 2004
-------------------
John C. Walters

/s/ David M. Znamierowski    Director                                March 1, 2004
-------------------------
David M. Znamierowski

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                    FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                                 EXHIBITS INDEX

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

  31.01       Section 302 Certification of Thomas M. Marra

  31.02       Section 302 Certification of Lizabeth H. Zlatkus

  32.01       Section 906 Certification of Thomas M. Marra

  32.02       Section 906 Certification of Lizabeth H. Zlatkus