Form 10-Q
period 2004-03-31
HARTFORD LIFE INSURANCE CO
filed 2004-05-11
CIK 45947

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

      Yes [ ]   No[X]

As of April 30, 2004 there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant.

The registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

===============================================================================

                                      INDEX

                                                                        PAGE
                                                                        ----
Independent Accountants' Review Report                                    3

PART I.FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Condensed Consolidated Statements of Income - First Quarter
Ended March 31, 2004 and 2003                                             4

Condensed Consolidated Balance Sheets - As of March 31, 2004
and December 31, 2003                                                     5

Condensed Consolidated Statements of Changes in
Stockholder's Equity - First Quarter Ended March 31, 2004 and 2003        6

Condensed Consolidated Statements of Cash Flows - First Quarter
Ended March 31, 2004 and 2003                                             7

Notes to Condensed Consolidated Financial Statements                      8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                      17

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK       34

ITEM 4. CONTROLS AND PROCEDURES                                          34

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                34

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                 34

Signature                                                                35

Certifications                                                           37

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Stockholder
Hartford Life Insurance Company
Hartford, Connecticut

We have reviewed the accompanying condensed consolidated balance sheet of Hartford Life Insurance Company and subsidiaries (the "Company") as of March 31, 2004, and the related condensed consolidated statements of income, changes in stockholder's equity, and cash flows for the first quarter ended March 31, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2003, and the related consolidated statements of income, changes in stockholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP
Hartford, Connecticut
May 10, 2004

PART I. FINANCIAL INFORMATION

      ITEM 1. FINANCIAL STATEMENTS

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                       FIRST QUARTER
                                                                           ENDED
                                                                         MARCH 31,
                                                                   --------------------
(In millions) (Unaudited)                                            2004        2003
                                                                   --------    --------
REVENUES
Fee income                                                         $    618    $    494
Earned premiums and other                                               103         131
Net investment income                                                   609         431
Net realized capital gains (losses)                                      64         (38)
                                                                   --------    --------
      TOTAL REVENUES                                                  1,394       1,018
                                                                   --------    --------
BENEFITS, CLAIMS AND EXPENSES

Benefits, claims, and claim adjustment expenses                         744         586
Insurance expenses and other                                            164         149
Amortization of deferred policy acquisition costs and
    present value of future profits                                     199         138
Dividends to policyholders                                               14          15
                                                                   --------    --------
       TOTAL BENEFITS, CLAIMS AND EXPENSES                            1,121         888
                                                                   --------    --------
       INCOME BEFORE INCOME TAX EXPENSE AND CUMULATIVE EFFECT OF
       ACCOUNTING CHANGE                                                273         130
Income tax expense                                                       74          30
      INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE
                                                                        199         100
                                                                   --------    --------
Cumulative effect of accounting change, net of tax                      (18)          -
                                                                   --------    --------
       NET INCOME                                                  $    181    $    100
                                                                   ========    ========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                MARCH 31,    DECEMBER 31,
(In millions, except for share data)                                              2004           2003
                                                                               ----------    ------------
                                                                               (Unaudited)
ASSETS
 Investments
 Fixed maturities, available for sale, at fair value (amortized cost of
      $39,007 and $28,511)                                                     $   41,770    $     30,085
 Equity securities, available for sale, at fair value (cost of $119 and $78)          123              85
 Equity securities, held for trading, at fair value                                     1               -
 Policy loans, at outstanding balance                                               2,612           2,470
 Other investments                                                                    847             639
                                                                               ----------    ------------
        Total investments                                                          45,353          33,279
 Cash                                                                                  54              96
 Premiums receivable and agents' balances                                              20              17
 Reinsurance recoverables                                                           1,342           1,297
 Deferred policy acquisition costs and present value of future profits              5,919           6,088
 Deferred income taxes                                                               (873)           (486)
 Goodwill                                                                             186             186
 Other assets                                                                       1,299           1,238
 Separate account assets                                                          127,050         130,225
                                                                               ----------    ------------
        TOTAL ASSETS                                                           $  180,350    $    171,940
                                                                               ==========    ============
LIABILITIES
 Reserve for future policy benefits                                            $    6,721    $      6,518
 Other policyholder funds                                                          36,141          25,263
 Other liabilities                                                                  3,267           3,330
 Separate account liabilities                                                     127,050         130,225
                                                                               ----------    ------------
        TOTAL LIABILITIES                                                         173,179         165,336
                                                                               ==========    ============
STOCKHOLDER'S EQUITY
 Common Stock - 1,000 shares authorized, issued and outstanding;
      par value $5,690                                                                  6               6
 Capital surplus                                                                    2,240           2,240
 Accumulated other comprehensive income
     Net unrealized capital gains on securities, net of tax                         1,397             711
     Foreign currency translation adjustments                                          (1)             (1)
                                                                               ----------    ------------
Total accumulated other comprehensive income                                        1,396             710
                                                                               ----------    ------------
 Retained earnings                                                                  3,529           3,648
                                                                               ----------    ------------
        TOTAL STOCKHOLDER'S EQUITY                                                  7,171           6,604
                                                                               ----------    ------------
             TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                        $  180,350    $    171,940
                                                                               ==========    ============

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

FIRST QUARTER ENDED MARCH 31, 2004

                                                                ACCUMULATED OTHER
                                                               COMPREHENSIVE INCOME
                                                      --------------------------------------
                                                          NET        NET GAIN
                                                       UNREALIZED   (LOSS) ON
                                                        CAPITAL     CASH FLOW      FOREIGN
                                                       GAINS ON      HEDGING       CURRENCY                  TOTAL
                                     COMMON  CAPITAL  SECURITIES,  INSTRUMENTS,  TRANSLATION   RETAINED   STOCKHOLDER'S
 (In millions) (Unaudited)            STOCK  SURPLUS  NET OF TAX    NET OF TAX   ADJUSTMENTS   EARNINGS      EQUITY
                                     ------  -------  -----------  ------------  -----------   --------   -------------
Balance, December 31, 2003           $    6  $ 2,240  $       728  $        (17)    $     (1)  $  3,648   $       6,604
Comprehensive income
Net income                                                                                          181             181
                                                                                                          -------------
Other comprehensive income, net
  of tax (1)
  Cumulative effect of accounting
   change                                                     292                                                   292
  Net change in unrealized
   capital gains on securities (2)                            355                                                   355
  Net gain on cash flow hedging
   instruments                                                               39                                      39
                                                                                                          -------------
Total other comprehensive income                                                                                    686
                                                                                                          -------------
   Total comprehensive income                                                                                       867
                                                                                                          -------------
Dividends declared                                                                                 (300)           (300)
                                     ------  -------  -----------  ------------  -----------   --------   -------------
   BALANCE, MARCH 31, 2004           $    6  $ 2,240  $     1,375  $         22     $     (1)  $  3,529   $       7,171
                                     ------  -------  -----------  ------------  -----------   --------   -------------

FIRST QUARTER ENDED MARCH 31, 2003

                                                                ACCUMULATED OTHER
                                                               COMPREHENSIVE INCOME
                                                      --------------------------------------
                                                          NET        NET GAIN
                                                       UNREALIZED   (LOSS) ON
                                                        CAPITAL     CASH FLOW      FOREIGN
                                                       GAINS ON      HEDGING       CURRENCY                  TOTAL
                                     COMMON  CAPITAL  SECURITIES,  INSTRUMENTS,  TRANSLATION   RETAINED   STOCKHOLDER'S
 (In millions) (Unaudited)            STOCK  SURPLUS  NET OF TAX    NET OF TAX   ADJUSTMENTS   EARNINGS      EQUITY
                                     ------  -------  -----------  ------------  -----------   --------   -------------
Balance, December 31, 2002           $    6  $ 2,041  $       463  $        111  $        (1)  $  3,197   $       5,817
Comprehensive income

Net income                                                                                          100             100
                                                                                                          -------------
Other comprehensive income, net of
  tax (1)

  Net change in unrealized capital
   gains on securities (2)                                    100                                                   100
  Net loss on cash flow hedging
   instruments                                                              (17)                                    (17)
  Cumulative translation
   adjustments                                                                                                        -
                                                                                                          -------------
Total other comprehensive income                                                                                     83
                                                                                                          -------------
   Total comprehensive income                                                                                       183
                                     ------  -------  -----------  ------------  -----------   --------   -------------
   BALANCE, MARCH 31, 2003           $    6  $ 2,041  $       563  $         94  $        (1)  $  3,297   $       6,000
                                     ======  =======  ===========  ============  ===========   ========   =============

(1) Unrealized capital gains on securities is reflected net of tax and other items of $191 and $54 for the three months ended March 31, 2004 and 2003, respectively. Net gain (loss) on cash flow hedging instruments is net of tax provision (benefit) of $21 and $(9) for the first quarters ended March 31, 2004 and 2003, respectively. There is no tax effect on cumulative translation adjustments.

(2) Net of reclassification adjustment for gains (losses) realized in net income of $34 and $(23) for the first quarters ended March 31, 2004 and 2003, respectively.

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           FIRST QUARTER ENDED
                                                                                                 MARCH 31,
(In millions) (Unaudited)                                                                    2004        2003
                                                                                           --------    --------
OPERATING ACTIVITIES
   Net income                                                                              $    181    $    100
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
   Net realized capital (gains) losses                                                          (64)         38
   Cumulative effect of adoption of SOP 03-1                                                     18           -
   Amortization of deferred policy acquisition costs and present value of future profits        199         138
   Additions to deferred policy acquisition costs and present value of future profits          (381)       (282)
   Depreciation and amortization                                                                 25          17
   Increase in premiums receivable and agents' balances                                          (3)         (1)
   Decrease in other liabilities                                                                (50)        (37)
   Increase in receivables                                                                     (185)        (34)
   Decrease in payables and accruals                                                           (227)         (9)
   Decrease in accrued tax                                                                       (5)        (27)
   Increase in deferred income tax                                                              506          25
   Amortization of sales inducements                                                              6          15
   Additions to deferred sales inducements                                                      (33)        (31)
   Increase in future policy benefits                                                           203         109
   (Increase) decrease in reinsurance recoverables                                               12         (61)
   Decrease in other assets                                                                     216          97
                                                                                           --------    --------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 418          57
                                                                                           ========    ========
INVESTING ACTIVITIES
   Purchases of fixed maturity and equity security investments, available-for-sale           (2,520)     (4,463)
   Sales of fixed maturity and equity security investments, available-for-sale                1,935       2,380
   Maturities of fixed maturity and equity security investments, available-for-sale             575         810
   Decrease in other assets                                                                       1           -
                                                                                           --------    --------
      NET CASH USED FOR INVESTING ACTIVITIES                                                     (9)     (1,273)
                                                                                           ========    ========
FINANCING ACTIVITIES
   Dividends paid                                                                              (300)          -
   Net (disbursements) receipts for investment and universal life-type contracts charged
     against policyholder accounts                                                             (151)      1,265
                                                                                           --------    --------
      NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                                     (451)      1,265
                                                                                           --------    --------
   Net (decrease) increase in cash                                                              (42)         49
   Cash - beginning of period                                                                    96          79
                                                                                           --------    --------
      CASH - END OF PERIOD                                                                 $     54    $    128
                                                                                           ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
NET CASH PAID (RECEIVED) DURING THE PERIOD FOR
Income taxes                                                                               $     10    $     (2)

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Dollar amounts in millions, unless otherwise stated)
                                   (Unaudited)

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Hartford Life Insurance Company, together with its consolidated subsidiaries ("Hartford Life Insurance Company" or the "Company"), is a leading financial services and insurance organization which provides investment, retirement, estate planning and group benefits products. The Company is a wholly-owned subsidiary of Hartford Life and Accident Insurance Company ("HLA"), a wholly-owned subsidiary of Hartford Life, Inc. ("Hartford Life"). Hartford Life is a direct subsidiary of Hartford Holdings, Inc., a direct subsidiary of The Hartford Financial Services Group, Inc. ("The Hartford"), the Company's ultimate parent company.

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

The accompanying condensed consolidated financial statements and notes as of March 31, 2004, and for the first quarters ended March 31, 2004 and 2003 are unaudited. These financial statements reflect all adjustments (consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods. These financial statements and condensed notes should be read in conjunction with the consolidated financial statements and notes thereto included in Hartford Life Insurance Company's 2003 Form 10-K Annual Report. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

The most significant estimates include those used in determining reserves for future policy benefits and other policyholder funds; deferred policy acquisition costs and present value of future profits; investments; and commitments and contingencies.

SIGNIFICANT ACCOUNTING POLICIES

For a description of accounting policies, see Note 2 of Notes to Consolidated Financial Statements included in Hartford Life Insurance Company's 2003 Form 10-K Annual Report.

INVESTMENTS

As discussed in the "Adoption of New Accounting Standards" section below, on January 1, 2004 the Company reclassified certain separate account assets to the general account. In addition, also in connection with the SOP, the Company has classified certain interests it holds in its separate accounts as trading securities. Trading securities are recorded at fair value with periodic changes in fair value recognized in net investment income.

STOCK BASED COMPENSATION

In January 2003, The Hartford began expensing all stock-based compensation awards granted or modified after January 1, 2003 under the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Issued to Employees". The fair value of these awards will be recognized over the awards' vesting period, generally 3 years. The allocated expense associated with stock-based compensation for the first quarters ending March 31, 2004 and 2003, was not material. Prior to January 1, 2004, The Hartford used the Black-Scholes model to estimate the fair value of The Hartford's stock- based compensation. For all awards granted or modified on or after January 1, 2004, The Hartford used a binomial option-pricing model that incorporates the possibility of early exercise of options into the valuation. The binomial model also incorporates The Hartford's historical forfeiture and exercise experience to determine the option value. For these reasons, The Hartford believes the binomial model provides a fair value that is more representative of actual historical experience than the value calculated in previous years under the Black-Scholes model.

All stock-based awards granted or modified prior to January 1, 2003, continue to be valued using the intrinsic value-based provisions set forth in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock-Issued to Employees". Under the intrinsic value method, compensation expense is determined on the measurement date, which is the first date on which both the number of shares the employee is entitled to receive and the exercise price are known. Compensation expense, if any, is measured based on the award's intrinsic value, which is the excess of the market price of the stock over the exercise price on the measurement date. The expense, including non-option plans, related to stock-based employee compensation included in the determination of net income for the first quarters ended March 31, 2004 and 2003 is less than that which would have been recognized if the fair value method had been applied to all awards since the effective date of SFAS No. 123. (For further discussion of the stock compensation plans, see Note 2 of Notes to Consolidated Financial Statements included in Hartford Life Insurance Company's 2003 Form 10-K Annual Report.)

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

The SOP is effective for financial statements for fiscal years beginning after December 15, 2003. At the date of initial application, January 1, 2004, the cumulative effect of the adoption of the SOP on net income and other comprehensive income was comprised of the following individual impacts:

                                                                           Other
                                                                        Comprehensive
              Cumulative Effect of Adoption                Net Income      Income
--------------------------------------------------------   ----------   -------------
Establishing GMDB and other benefit reserves for annuity
   contracts                                               $      (50)  $          --
Reclassifying certain separate accounts to general
   accounts                                                        30             294
Other                                                               2              (2)
                                                           ----------   -------------
Total cumulative effect of adoption                        $      (18)  $         292
                                                           ==========   =============

Death Benefits and Other Insurance Benefit Features

The Company sells variable annuity contracts that offer various guaranteed death benefits. For certain guaranteed death benefits, the Company pays the greater of
(1) the account value at death; (2) the sum of all premium payments less prior withdrawals; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary. For certain variable annuity contracts sold beginning in June of 2003, the Company pays the greater of (1) the account value at death; or (2) the maximum anniversary value; not to exceed the account value plus the greater of (a) 25% of premium payments, or (b) 25% of the maximum anniversary value of the contract. The Company currently reinsures a significant portion of these death benefit guarantees associated with its in-force block of business. As of January 1, 2004, the Company has recorded a liability for GMDB and other benefits sold with variable annuity products of $217 and a related reinsurance recoverable asset of $108. As of March 31, 2004, the liability from GMDB and other benefits sold with variable annuity products was $206 with a related reinsurance recoverable asset of $101. The determination of the GMDB liability and related reinsurance recoverable is based on models that involve a range of scenarios and assumptions, including those regarding expected market rates of return and volatility, contract surrender rates and mortality experience. The assumptions used are consistent with those used in determining estimated gross profits for purposes of amortizing deferred acquisition costs.

The Individual Life segment sells universal life-type contracts with certain secondary guarantees, such as a guarantee that the policy will not lapse, even if the account value is reduced to zero, as long as the policyholder makes scheduled premium payments. The cumulative effect on net income upon recording liabilities for secondary guarantees was not material. Currently there is diversity in industry practice and inconsistent guidance surrounding the application of the SOP to universal life-type contracts. An AICPA task force has been convened to develop guidance surrounding the methodology for determining reserves for universal life-type contracts and the related secondary guarantees. This may result in an adjustment to the cumulative effect of adopting the SOP and could impact future earnings but is not expected to be material to the Company's financial position or results of operations.

Separate Account Presentation

The Company had recorded certain market value adjusted ("MVA") fixed annuity products and modified guarantee life insurance (primarily the Company's Compound Rate Contract ("CRC") and associated assets) as separate account assets and liabilities through December 31, 2003. Notwithstanding the market value adjustment feature in this product, all of the investment performance of the separate account assets is not being passed to the contractholder, and it therefore, does not meet the conditions for separate account reporting under the SOP. On January 1, 2004, market value reserves included in separate account liabilities for CRC of $10.8 billion, were revalued at current account value in the general account to $10.1 billion. The related separate account assets of $11.0 billion were also reclassified to the general account. Fixed maturities and equity securities were reclassified to the general account, as available for sale securities, and will continue to be recorded at fair value, however, subsequent changes in fair value, net of amortization of deferred acquisition costs and income taxes, will be recorded in other comprehensive income rather than net income. On January 1, 2004, the Company recorded a cumulative effect adjustment to earnings equal to the revaluation of the liabilities from fair value to account value plus the adjustment to record unrealized gains (losses) on available for sale invested assets, previously recorded as a component of net income, as other comprehensive income. The cumulative adjustments to earnings and other comprehensive income were recorded net of amortization of deferred acquisition costs and income taxes. Through December 31, 2003, the Company had recorded CRC assets and liabilities on a market value basis with all changes in value (market value spread) included in current earnings as a component of other revenues. Since adoption of the SOP, the components of CRC spread on a book value basis are recorded in interest income and interest credited. Realized gains and losses on investments and market value adjustments on contract surrenders are recognized as incurred.

Interests in Separate Accounts

As of December 31, 2003, the Company had $20 representing unconsolidated interests in its own separate accounts. These interests were recorded as available for sale equity securities, with changes in fair value recorded through other comprehensive income. On January 1, 2004, the Company reclassified $11 to investment in trading securities, where the Company's proportionate beneficial interest in the separate account was less than 20%. In instances where the Company's proportionate beneficial interest was between 20-50%, the Company reclassified $9 of its investment to reflect the Company's proportionate interest in each of the underlying assets of the separate account. The Company has designated its proportionate interest in these equity securities and fixed maturity as available for sale. As of March 31, 2004, the Company had $1 of interests in separate accounts recorded as trading securities and $0 recorded as available-for-sale securities.

Sales Inducements

The Company currently offers enhanced crediting rates or bonus payments to contract holders on certain of its individual and group annuity products. Through December 31, 2003, the expense associated with offering certain of these bonuses was deferred and amortized over the contingent deferred sales charge period. Others were expensed as incurred. Effective January 1, 2004, upon adopting the SOP, the expense associated with offering a bonus will be deferred and amortized over the life of the related contract in a pattern consistent with the amortization of deferred acquisition costs. Effective January 1, 2004, amortization expense associated with expenses previously deferred will be recorded over the remaining life of the contract rather than over the contingent deferred sales charge period. For the quarter ended March 31, 2004, amortization of sales inducements was $6.

FUTURE ADOPTION OF NEW ACCOUNTING STANDARDS

In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"). EITF 03-1 adopts a three-step impairment model for securities within its scope. The three-step model must be applied on a security-by-security basis as follows:

Step 1: Determine whether an investment is impaired. An investment is impaired if the fair value of the investment is less than its cost basis.

Step 2: Evaluate whether an impairment is other-than-temporary. For debt securities that cannot be contractually prepaid or otherwise settled in such a way that the investor would not recover substantially all of its cost, an impairment is deemed other-than-temporary if the investor does not have the ability and intent to hold the investment until a forecasted market price recovery or it is probable that the investor will be unable to collect all amounts due according to the contractual terms of the debt security.

Step 3: If the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the investment's cost basis and its fair value.

Subsequent to an other-than-temporary impairment loss, a debt security will be accounted for in accordance with Statement of Position ("SOP") 03-3, "Accounting for Loans and Certain Debt Securities Acquired in a Transfer". EITF 03-1 does not replace the impairment guidance for investments accounted for under EITF Issue 99-20, "Recognition of Interest Income and Impairments on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20"), however investors will be required to determine if a security is other-than-temporarily impaired under EITF 03-1 if the security is determined not to be impaired under EITF 99-20. The disclosure provisions of EITF 03-1 adopted by the Company effective December 31, 2003 and included in Note 3 of Notes to Consolidated Financial Statements included in Hartford Life Insurance Company's 2003 Form 10-K Annual Report will prospectively include securities subject to EITF 99-20.

The impairment evaluation and recognition guidance in EITF 03-1 should be applied prospectively for all relevant current and future investments, effective in reporting periods beginning after June 15, 2004. Besides the disclosure requirements adopted by the Company effective December 31, 2003, the final version of EITF 03-1 included additional disclosure requirements that are effective for fiscal years ending after June 15, 2004. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial condition or results of operations

In March 2004, the EITF reached a final consensus on Issue 03-16, "Accounting for Investments in Limited Liability Companies" ("EITF 03-16"). EITF 03-16 will require investors in limited liability corporations that have specific ownership accounts, to follow the equity method accounting for investments that are more than minor (e.g. greater than 3% ownership interest) as prescribed in SOP 78-9, "Accounting for Investments in Real Estate Ventures" and EITF Topic Number D-46, "Accounting for Limited Partnership Investments". Investors that do not have specific ownership accounts or minor ownership interests should follow the significant influence model prescribed in APB No. 18, "Accounting for Certain Investments in Debt and Equity Securities", for corporate investments. EITF 03-16 excludes securities that are required to be accounted for as debt securities based on the guidance in paragraph 14 of SFAS 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", and EITF 99-20. EITF 03-16 is effective for quarters beginning after June 15, 2004 and should be applied as a change in accounting principle. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial condition or results of operations.

2. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY

The Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards, futures and options designed to achieve one of four Company-approved objectives: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; to control transaction costs; or to enter into and replication transactions.

On the date the derivative contract is entered into, the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability ("fair value" hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), (3) a foreign-currency fair value or cash flow hedge ("foreign-currency" hedge), (4) a hedge of a net investment in a foreign operation or (5) held for other investment and risk management activities, which primarily involve managing asset or liability related risks which do not qualify for hedge accounting under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".

The Company's derivative transactions are permitted uses of derivatives under the derivatives use plan filed and/or approved, as applicable, by the State of Connecticut and the State of New York insurance departments. The Company does not make a market or trade in these instruments for the express purpose of earning short-term trading profits.

For a detailed discussion of the Company's use of derivative instruments, see Notes 2 and 3 of Notes to Consolidated Financial Statements included in Hartford Life Insurance Company's 2003 Form 10-K Annual Report.

Due to the adoption of the SOP, derivatives previously included in separate accounts were reclassified into various other balance sheet classifications. On January 1, 2004, the notional amount and net fair value of derivative instruments reclassified totaled $2.9 billion and $(71), respectively. As of March 31, 2004, $50 of the derivatives were reported in other investments, $(93) in other liabilities, and $6 in fixed maturities in the condensed consolidated balance sheets. Management's objective with regard to the reclassified derivatives along with the notional amount and net fair value as of March 31, 2004 are as follows:

                                                                                                           NOTIONAL       FAIR
HEDGING STRATEGY                                                                                            AMOUNT       VALUE
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOW HEDGES
-------------------------------------------------------------------------------------------------------------------------------
   Interest rate swaps - Interest rate swaps are primarily used to convert interest receipts on floating-rate fixed maturity investments to fixed rates.  These derivatives are predominantly used
   to better match cash receipts from assets with cash disbursements required to fund liabilities          $  1,511      $   68

   Foreign currency swaps - Foreign currency swaps are used to convert foreign denominated cash flows associated with certain foreign denominated fixed maturity investments to U.S. dollars.  The foreign fixed maturities are primarily denominated in Euros and are swapped to minimize cash flow
   fluctuations due to changes in currency rates                                                                413         (98)

FAIR VALUE HEDGES
-------------------------------------------------------------------------------------------------------------------------------
   Interest rate caps and floors - Interest rate caps and floors are used to offset the changes in fair value related to corresponding interest rate caps and floors that exist in certain of the Company's
   variable-rate fixed maturity investments                                                                     111          (3)

OTHER INVESTMENT AND RISK MANAGEMENT ACTIVITIES
-------------------------------------------------------------------------------------------------------------------------------
   Credit default and total return swaps - The Company enters into swap agreements in which the Company assumes credit exposure or reduces credit exposure from an individual entity, referenced index or
   asset pool                                                                                                   234           1

   Interest rate swaps - The Company enters into interest rate swaps to economically terminate existing swaps in hedging relationships, and thereby offset the changes in value in the original swap.  In
   addition, the Company uses interest rate swaps to manage interest rate risk                                  345          --

   Options - The Company writes option contracts for a premium to monetize the option embedded in
   certain of its fixed maturity investments                                                                    417          --

   Foreign currency swaps - The Company enters into foreign currency swaps to hedge the foreign
   currency exposures in certain of its foreign fixed maturity investments                                       13          (5)
-------------------------------------------------------------------------------------------------------------------------------
TOTAL                                                                                                      $  3,044      $  (37)
===============================================================================================================================

In addition to the derivatives transferred to the general account as a result of the adoption of the SOP, during the first quarter of 2004, the Company entered into a series of interest rate swap agreements with a combined notional value of $350, to hedge a portion of the Company's floating rate guaranteed investment contracts. These swaps have been designated as cash flow hedges, with the objective of hedging changes in the benchmark interest rate (i.e. LIBOR), and were structured to offset the payments associated with the guaranteed investment contracts. As of March 31, 2004, the notional amount and net fair value of these swaps totaled $350 and $(7), respectively.

Derivative instruments are recorded at fair value and presented in the condensed consolidated balance sheets as follows:

                                                         March 31, 2004                      December 31, 2003
                                                   ----------------------------------------------------------------
                                                                    Liability                            Liability
                                                   Asset Values       Values            Asset Values       Values
-------------------------------------------------------------------------------------------------------------------
Other investments                                  $       173     $        --          $       116     $        --
Reinsurance recoverables                                    --              79                   --             115
Other policyholder funds and benefits payable               79              --                  115              --
Fixed maturities                                            15              --                    7              --
Other liabilities                                           --             241                   --             186
-------------------------------------------------------------------------------------------------------------------
   TOTAL                                           $       267     $       320          $       238     $       301
===================================================================================================================

The increase in the asset values of derivative instruments since December 31, 2003 was primarily due to derivatives transferred to the general account pursuant to the adoption of the SOP and market appreciation associated with interest rate swaps due to a decrease in interest rates.

The following table summarizes the notional amount and fair value of derivatives by hedge designation as of March 31, 2004 and December 31, 2003. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. The fair value amounts of derivative assets and liabilities are presented on a net basis in the following table.

                                                         March 31, 2004           December 31, 2003
                                                    ------------------------   ----------------------
                                                    Notional                   Notional
                                                     Amount      Value Fair     Amount     Fair Value
-----------------------------------------------------------------------------------------------------
Cash flow hedge                                     $  5,227     $      (66)   $  2,592    $      (49)
Fair value hedge                                         259             (6)        163            (6)
Other investment and risk management activities       42,747             19      33,745            (8)
-----------------------------------------------------------------------------------------------------
 TOTAL                                              $ 48,233     $      (53)   $ 36,500    $      (63)
=====================================================================================================

For the quarters ended March 31, 2004 and March 31, 2003, the Company's gross gains and losses representing the total ineffectiveness of all cash flow, and fair value hedges were immaterial, with the net impact reported as net realized capital gains and losses.

For the quarters ended March 31, 2004 and 2003, the Company recognized an after-tax net gain (loss) of $8 and $(2), respectively, (reported as net realized capital gains and losses in the condensed consolidated statements of operations), which represented the total change in value for other derivative-based strategies which do not qualify for hedge accounting treatment, including the periodic net coupon settlements.

As of March 31, 2004, the after-tax deferred net gains on derivative instruments accumulated in accumulated other comprehensive income ("AOCI") that are expected to be reclassified to earnings during the next twelve months are $13. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable-rate fixed maturities) is twenty-four months. For the quarters ended March 31, 2004 and 2003, the net reclassifications from AOCI to earnings resulting from the discontinuance of cash flow hedges were immaterial.

3.  GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", and accordingly ceased all amortization of goodwill. For the three months ended March 31, 2004 no goodwill was acquired, impaired or written off. As of March 31, 2004 and December 31, 2003, the carrying amount of goodwill $186.

The following table shows the Company's acquired intangible assets that continue to be subject to amortization and aggregate amortization expense. Except for goodwill, the Company has no intangible assets with indefinite useful lives.

                                                      AS OF MARCH 31, 2004        AS OF DECEMBER 31, 2003
                                                   -------------------------------------------------------
                                                      GROSS      ACCUMULATED      GROSS       ACCUMULATED
                                                    CARRYING         NET         CARRYING         NET
AMORTIZED INTANGIBLE ASSETS                          AMOUNT     AMORTIZATION      AMOUNT      AMORTIZATION
----------------------------------------------------------------------------------------------------------
Present value of future profits                    $      608    $      123     $      605     $      115
----------------------------------------------------------------------------------------------------------
Total                                              $      608    $      123     $      605     $      115
                                                   =======================================================

Net amortization expense for the three months ended March 31, 2004 and 2003 was $8 and $5, respectively.

Assuming no future acquisitions, dispositions or impairments of intangible assets, estimated future net amortization expense for the succeeding five years is as follows:

FOR THE YEAR ENDING DECEMBER 31,
--------------------------------------------------
                  2004                    $    34
                  2005                    $    30
                  2006                    $    29
                  2007                    $    26
                  2008                    $    23

4. COMMITMENTS AND CONTINGENCIES

LITIGATION

Hartford Life Insurance Company is or may become involved in various legal actions, some of which assert claims for substantial amounts. These actions may include, among others, putative state and federal class actions seeking certification of a state or national class. The Company also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of the provisions made for potential losses and costs of defense, will not be material to the consolidated financial position of the Company. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company's consolidated results of operations or cash flows in particular quarterly or annual periods.

In the third quarter of 2003, Hartford Life Insurance Company and its affiliate International Corporate Marketing Group, LLC ("ICMG") settled their intellectual property dispute with Bancorp Services, LLC ("Bancorp"). The dispute concerned, among other things, Bancorp's claims for alleged patent infringement, breach of a confidentiality agreement, and misappropriation of trade secrets related to certain stable value corporate-owned life insurance products. The settlement provided that the Company and ICMG would pay a minimum of $70 and a maximum of $80, depending on the outcome of the patent appeal, to resolve all disputes between the parties. The settlement resulted in the recording of a $9 after-tax benefit, in the third quarter of 2003, to reflect the Company's portion of the settlement. On March 1, 2004, the Federal Circuit Court of Appeals decided the patent appeal adversely to the Company, and on March 22, 2004, the Company and ICMG each paid Bancorp an additional $5, constituting full and final satisfaction of their obligations under the settlement. Because the charge taken in the third quarter of 2003 reflected the maximum amount payable under the settlement, the amount paid in the first quarter of 2004 had no effect on the Company's results of operations.

REGULATORY DEVELOPMENTS

There continues to be significant federal and state regulatory activity relating to financial services companies, particularly mutual funds companies. These regulatory inquiries have focused on a number of mutual fund issues. The Company has received requests for information and subpoenas from the Securities and Exchange Commission ("SEC"), a subpoena from the New York Attorney General's Office, and requests for information from the Connecticut Securities and Investments Division of the Department of Banking, in each case requesting documentation and other information regarding various mutual fund regulatory issues. Representatives from the SEC's Office of Compliance Inspections and Examinations continue to request documents and information in connection with their ongoing compliance examination. In addition, the SEC's Division of Enforcement has commenced an investigation of the Company's variable annuity and mutual fund operations. The Company continues to cooperate fully with the SEC and other regulatory agencies.

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

A number of companies have announced settlements of enforcement actions with various regulatory agencies, primarily the SEC and the New York Attorney General's Office. While no such action has been initiated against the Company, it is possible that the SEC or one or more other regulatory agencies may pursue action against the Company in the future. If such an action is brought, it could have a material effect on the Company.

For further information on other contingencies, see Note 12 of Notes to Consolidated Financial Statements included in Hartford Life Insurance Company's Form 10-K Annual Report.

TAX MATTERS

The Company's federal income tax returns are routinely audited by the Internal Revenue Service ("IRS"). The Company is currently under audit for the 1998-2001 tax years. Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from tax examinations and other tax-related matters for all open tax years.

Although there has been no agreement reached between the Company and the IRS at this time, the amount of tax related to the separate account dividends received deduction ("DRD") that is under the discussion for all open years could result in a benefit to the Company's future results of operations. There can be no assurances that such an agreement will be reached. (For further discussion of the Company's separate account DRD, see Note 12 of Notes to Consolidated Financial Statements included in the Company's 2003 Form 10-K Annual Report)

5. TRANSACTIONS WITH AFFILIATES

For a description of transactions with affiliates, see Note 13 of Notes to Consolidated Financial Statements included in Hartford Life Insurance Company's Form 10-K Annual Report.

6. SEGMENT INFORMATION

With the recent change in Hartford Life Insurance Company's internal organization, the Company has changed its reportable operating segments from Investment Products, Individual Life and Corporate Owned Life Insurance ("COLI") to Retail Products Group ("Retail"), Institutional Solutions Group ("Institutional") and Individual Life. Retail offers individual variable and fixed annuities, retirement plan products and services to corporations under
Section 401(k) plans and other investment products. Institutional primarily offers retirement plan products and services to municipalities under Section 457 plans, other institutional investment products and private placement life insurance (formerly COLI). Individual Life sells a variety of life insurance products, including variable universal life, universal life, interest sensitive whole life and term life insurance. Hartford Life Insurance Company also includes in an Other category net realized capital gains and losses other than periodic net coupon settlements on non-qualifying derivatives and net realized capital gains and losses related to guaranteed minimum withdrawal benefits; corporate items not directly allocable to any of its reportable operating segments, intersegment eliminations as well as certain group benefit products including group life and group disability insurance that is directly written by the Company and is substantially ceded to the parent HLA. Periodic net coupon settlements on non-qualifying derivatives and net realized capital gains and losses related to guaranteed minimum withdrawal benefits are reflected in each applicable segment in net realized capital gains and losses.

The accounting policies of the reportable operating segments are the same as those described in "Basis of Presentation and Accounting Policies" in Note 2 in the Company's 2003 Form 10-K Annual Report. Hartford Life Insurance Company evaluates performance of its segments based on revenues, net income and the segment's return on allocated capital. The Company charges direct operating expenses to the appropriate segment and allocates the majority of indirect expenses to the segments based on an intercompany expense arrangement. Intersegment revenues primarily occur between corporate and the operating segments. These amounts primarily include interest income on allocated surplus, interest charges on excess separate account surplus, the allocation of net realized capital gains and losses, and the allocation of credit risk charges. The Company's revenues are primarily derived from customers within the United States. The Company's long-lived assets primarily consist of deferred policy acquisition costs and deferred tax assets from within the United States. The following tables present summarized financial information concerning the Company's segments. Segment information for the previous period has been restated to reflect the change in composition of reportable operating segments.

                                         Retail     Institutional
                                        Products      Solutions      Individual
MARCH 31, 2004                           Group          Group           Life        Other     Total
-----------------------------------------------------------------------------------------------------
FIRST QUARTER ENDED
Total revenues                         $      628   $         434    $      230    $   102   $  1,394
Net income                                     76              18            32         55        181
-----------------------------------------------------------------------------------------------------

                                         Retail     Institutional
                                        Products      Solutions      Individual
MARCH 31, 2003                           Group          Group           Life        Other     Total
-----------------------------------------------------------------------------------------------------
FIRST QUARTER ENDED
Total revenues                         $      392   $         416    $      220    $   (10)  $  1,018
Net income (loss)                              61              28            29        (18)       100
-----------------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in millions, unless otherwise stated)

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") addresses the financial condition of Hartford Life Insurance Company and its subsidiaries ("Hartford Life Insurance Company" or the "Company") as of March 31, 2004, compared with December 31, 2003, and its results of operations for the three months ended March 31, 2004 compared with the equivalent period in 2003. This discussion should be read in conjunction with the MD&A included in the Company's 2003 Form 10-K Annual Report.

Certain of the statements contained herein are forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company's control and have been made based upon management's expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on The Hartford will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of various factors. These factors include: the difficulty in predicting the Company's potential exposure for the possible occurrence of terrorist attacks; the response of reinsurance companies under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect the Company against losses; changes in the stock markets, interest rates or other financial markets, including the potential effect on the Company's statutory capital levels; the inability to effectively mitigate the impact of equity market volatility on the Company's financial position and results of operations arising from obligations under annuity product guarantees; the uncertain effect on the Company of the Jobs and Growth Tax Relief Reconciliation Act of 2003, in particular the reduction in tax rates on long-term capital gains and most dividend distributions; the possibility of more unfavorable loss experience than anticipated; stronger than anticipated competitive activity; unfavorable judicial or legislative developments, including the possibility that the Terrorism Risk Insurance Act of 2002 is not extended beyond 2005; the potential effect of domestic and foreign regulatory developments, which could increase the Company's business costs and required capital levels; the possibility of general economic and business conditions that are less favorable than anticipated; the Company's ability to distribute its products through distribution channels, both current and future; the uncertain effects of emerging claim and coverage issues; the effect of assessments and other surcharges for guaranty funds; a downgrade in the Company's claims-paying, financial strength or credit ratings; the ability of the Company's subsidiaries to pay dividends to the Company; and other factors described in such forward-looking statements.

INDEX

Critical Accounting Estimates                                  17
Consolidated Results of Operations - Operating Summary         19
Retail Products Group                                          20
Institutional Solutions Group                                  21
Individual Life                                                22
Investments                                                    22
Investment Credit Risk                                         25
Capital Markets Risk Management                                31
Capital Resources and Liquidity                                32
Accounting Standards                                           33

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

The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: deferred policy acquisition costs and present value of future profits; valuation of investments; valuation of derivative instruments; reserves and contingencies. In developing these estimates management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements.

DEFERRED POLICY ACQUISITION COSTS AND PRESENT VALUE OF FUTURE PROFITS

Policy acquisition costs, which include commissions and certain other expenses that vary with and are primarily associated with acquiring business, are deferred and amortized over the estimated lives of the contracts, usually 20 years. These deferred costs, together with the present value of future profits of acquired business, are recorded as an asset commonly referred to as deferred policy acquisition costs and present value of future profits ("DAC"). At March 31, 2004 and December 31, 2003, the carrying value of the Company's DAC was $5.9 billion and $6.1 billion, respectively. For statutory accounting purposes, such costs are expensed as incurred.

The Company has developed sophisticated modeling capabilities to evaluate its DAC asset, which allowed it to run a large number of stochastically determined scenarios of separate account fund performance. These scenarios were then utilized to calculate a statistically significant range of reasonable estimates of EGPs. This range was then compared to the present value of EGPs currently utilized in the DAC amortization model. As of March 31, 2004, the present value of the EGPs utilized in the DAC amortization model fall within a reasonable range of statistically calculated present value of EGPs. As a result, the Company does not believe there is sufficient evidence to suggest that a revision to the EGPs (and therefore, a revision to the DAC) as of March 31, 2004 is necessary; however, if in the future the EGPs utilized in the DAC amortization model were to exceed the margin of the reasonable range of statistically calculated EGPs, a revision could be necessary. Furthermore, the Company has estimated that the present value of the EGPs is likely to remain within a reasonable range if overall separate account returns decline by 15% or less for 2004, and if certain other assumptions that are implicit in the computations of the EGPs are achieved.

Additionally, the Company continues to perform analyses with respect to the potential impact of a revision to future EGPs. If such a revision to EGPs were deemed necessary, the Company would adjust, as appropriate, all of its assumptions for products accounted for in accordance with SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments", and reproject its future EGPs based on current account values at the end of the quarter in which a revision is deemed to be necessary. To illustrate the effects of this process, assume the Company had concluded that a revision of the Company's EGPs was required at March 31, 2004. If the Company assumed a 9% average long-term rate of growth from March 31, 2004 forward along with other appropriate assumption changes in determining the revised EGPs, the Company estimates the cumulative increase to amortization would be approximately $15-$20, after-tax. If instead the Company were to assume a long-term growth rate of 8% in determining the revised EGPs, the adjustment would be approximately $40-$50, after-tax. Assuming that such an adjustment were to have been required, the Company anticipates that there would have been immaterial impacts on its DAC amortization for the 2004 and 2005 years exclusive of the adjustment, and that there would have been positive earnings effects in later years. Any such adjustment would not affect statutory income or surplus, due to the prescribed accounting for such amounts that is discussed above.

The overall recoverability of the DAC asset is dependent on the future profitability of the business. The Company tests the aggregate recoverability of the DAC asset by comparing the amounts deferred to the present value of total EGPs. In addition, the Company routinely stress tests its DAC asset for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced another significant sell-off, as the majority of policyholders' funds in the separate accounts is invested in the equity market. As of March 31, 2004, the Company believed variable annuity separate account assets could fall by at least 45% before portions of its DAC asset would be unrecoverable.

OTHER CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to the Company's critical accounting estimates regarding reserves for future policy benefits and other policyholder funds; investments; and commitments and contingencies since the filing of the Company's 2003 Form 10-K Annual Report.

CONSOLIDATED RESULTS OF OPERATIONS - OPERATING SUMMARY

ORGANIZATIONAL STRUCTURE

The Company has changed its reportable operating segments from Investment Products, Individual Life and Corporate Owned Life Insurance (COLI) to Retail Products Group ("Retail"), Institutional Solutions Group ("Institutional") and Individual Life. Retail offers individual variable and fixed annuities, retirement plan products and services to corporations under Section 401(k) plans and other investment products. Institutional primarily offers retirement plan products and services to municipalities under Section 457 plans, other institutional investment products and private placement life insurance. Individual Life sells a variety of life insurance products, including variable universal life, universal life, interest sensitive whole life and term life insurance. The Company also includes, in an Other category, net realized capital gains and losses other than periodic net coupon settlements on non-qualifying derivatives and net realized capital gains and losses related to guaranteed minimum withdrawal benefits; corporate items not directly allocated to any of its reportable operating segments; and intersegment eliminations, as well as certain group benefit products including group life and group disability insurance that is directly written by the Company and is substantially ceded to the parent HLA. Periodic net coupon settlements on non-qualifying derivatives and net realized capital gains and losses related to guaranteed minimum withdrawal benefits are reflected in each applicable segment in net realized capital gains and losses.

OPERATING SUMMARY

                                                                               FIRST QUARTER ENDED
                                                                                    MARCH 31,
------------------------------------------------------------------------------------------------------
                                                                         2004          2003      CHANGE
------------------------------------------------------------------------------------------------------
Fee income                                                            $      618    $      494      25%
Earned premiums                                                              103           103       -
Net investment income [1]                                                    609           431      41%
Other revenue                                                                  -            28    (100%)
Net realized capital gains (losses)                                           64           (38)     NM
------------------------------------------------------------------------------------------------------
   TOTAL REVENUES                                                          1,394         1,018      37%
------------------------------------------------------------------------------------------------------
Benefits, claims, and claim adjustment expenses [1]                          744           586      27%
Insurance operating costs and expenses                                       177           162       9%
Amortization of deferred policy acquisition costs and present value
 of future profits                                                           199           138      44%
Other expenses                                                                 1             2     (50%)
------------------------------------------------------------------------------------------------------
   TOTAL BENEFITS, CLAIMS AND EXPENSES                                     1,121           888      26%
------------------------------------------------------------------------------------------------------
   INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING            273           130     110%
       CHANGE
Income tax expense                                                            74            30     147%
------------------------------------------------------------------------------------------------------
   INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                      199           100      99%
Cumulative effect of accounting change, net of tax[2]                        (18)            -      NM
------------------------------------------------------------------------------------------------------
   NET INCOME                                                         $      181    $      100      81%
======================================================================================================

[1] With the adoption of SOP 03-1, certain annuity products were required to be accounted for in the general account. This change in accounting resulted in an increase in net investment income and benefits, claims and claim adjustment expenses.

[2] For the quarter ended March 31, 2004, represents the cumulative impact of the Company's adoption of SOP 03-1.

The Company defines "NM" as not meaningful for increases or decreases greater than 200%, or changes from a net gain to a net loss position, or vice versa.

The Company's net income increased, largely due to a significant increase in realized capital gains. (See the Investments section for further discussion of investment results and related realized capital gains.) Also contributing to the earnings growth was an increase in net income in the Retail segment. Net income in the Retail segment increased principally driven by growth in the variable annuity business as a result of increasing assets under management. Partially offsetting this increase was lower spread income on market value adjusted ("MVA") fixed annuities due to the adoption of the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and Separate Accounts" ("the SOP"). Additionally, the adoption of the SOP results in certain changes in presentation in the Company's financial statements, including reporting the spreads on the Company's MVA fixed annuities on a gross basis in net investment income and benefits expense. (For further discussion of the impact of the Company's adoption of the SOP see Note 1 of Notes to Consolidated Financial Statements).

RETAIL PRODUCTS GROUP

OPERATING SUMMARY

                                                                                       FIRST QUARTER ENDED
                                                                                              MARCH 31,
-----------------------------------------------------------------------------------------------------------------
                                                                                   2004          2003      CHANGE
-----------------------------------------------------------------------------------------------------------------
Fee income and other                                                            $      377    $      279      35%
Earned premiums                                                                        (21)           (9)   (133%)
Net investment income                                                                  272           116     134%
Net realized capital gains                                                               -             6    (100%)
----------------------------------------------------------------------------------------------------------------
     TOTAL REVENUES                                                                    628           392      60%
----------------------------------------------------------------------------------------------------------------
Benefits, claims, and claim adjustment expenses                                        257           147      75%
Insurance operating costs and other expenses                                           101            85      19%
Amortization of deferred policy acquisition costs and present value
  of future profits                                                                    154            89      73%
----------------------------------------------------------------------------------------------------------------
     TOTAL BENEFITS, CLAIMS AND EXPENSES                                               512           321      60%
----------------------------------------------------------------------------------------------------------------
     INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING                    116            71      63%
       CHANGE
Income tax expense                                                                      21            10     110%
----------------------------------------------------------------------------------------------------------------
     INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                               95            61      56%
Cumulative effect of accounting change, net of tax[1]                                  (19)            -      NM
----------------------------------------------------------------------------------------------------------------
     NET INCOME                                                                 $       76    $       61      25%
================================================================================================================
Individual variable annuity account values                                      $   90,386    $   64,047      41%
Other individual annuity account values                                             11,312        10,602       7%
401K and Specialty product account values                                            5,162         3,216      61%
----------------------------------------------------------------------------------------------------------------
     TOTAL ACCOUNT VALUES [2]                                                   $  106,860    $   77,865      37%
----------------------------------------------------------------------------------------------------------------
     S&P 500 INDEX VALUE AT END OF PERIOD                                            1,126           848      33%
----------------------------------------------------------------------------------------------------------------

[1] For the quarter ended March 31, 2004, represents the cumulative impact of the Company's adoption of SOP 03-1.

[2] Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.

Net income in the Retail segment increased, principally driven by significant growth in the assets under management within the variable annuity business as a result of increasing assets under management. Assets under management is an internal performance measure used by the segment as relative profitability is highly correlated to the growth in assets under management which is driven by net flows and performance of the equity markets. Fee income generated by the variable annuity operation increased, as average account values increased in the first quarter as compared to the prior year. The increase in average account values can be attributed to approximately $8.6 billion of net flows over the past four quarters and growth in the equity markets, more specifically the average daily value of the S&P 500, which rose by approximately 31% in this time period. The Company uses the S&P 500 Index as an indicator for evaluating market returns of the underlying account portfolios.

Partially offsetting the positive earnings drivers discussed above were the cumulative effect of accounting changes from the Company's adoption of the SOP and the resulting lower net income associated with the individual fixed annuity business. The decrease in net income in the individual fixed annuity business was attributed to a lower investment spread from the market value adjusted fixed annuity product in the first quarter of 2004 as compared to prior year. With the adoption of the SOP, the Company includes the investment return from the product in net investment income and includes interest credited to contract holders in the benefits, claims and expenses line on the income statement rather than reporting the net spread in fee income and other. Additionally, the ratio of DAC amortization to gross profits for the individual annuity business (defined as amortization of deferred policy acquisition costs as a percentage of income before taxes and amortization of deferred policy acquisition costs) was slightly higher in the first quarter as compared to the prior year, which resulted in lower net income.

INSTITUTIONAL SOLUTIONS GROUP

OPERATING SUMMARY

                                                                                        FIRST QUARTER ENDED
                                                                                             MARCH 31,
------------------------------------------------------------------------------------------------------------------
                                                                                   2004          2003       CHANGE
------------------------------------------------------------------------------------------------------------------
Fee income and other                                                            $       71    $       75      (5%)
Earned premiums                                                                        109           100       9%
Net investment income                                                                  253           240       5%
Net realized capital gains                                                               1             1       -
----------------------------------------------------------------------------------------------------------------
   TOTAL REVENUES                                                                      434           416       4%
----------------------------------------------------------------------------------------------------------------
Benefits, claims, and claim adjustment expenses                                        361           329      10%
Insurance operating costs and other expenses                                            38            37       3%
Amortization of deferred policy acquisition costs and present value
  of future profits                                                                      9             7      29%
----------------------------------------------------------------------------------------------------------------
   TOTAL BENEFITS, CLAIMS AND EXPENSES                                                 408           373       9%
----------------------------------------------------------------------------------------------------------------
   INCOME BEFORE INCOME TAXES                                                           26            43     (40%)
Income tax expense                                                                       8            15     (47%)
----------------------------------------------------------------------------------------------------------------
   NET INCOME                                                                   $       18    $       28     (36%)
================================================================================================================
Institutional account values                                                    $   12,649    $    9,658      31%
Governmental account values                                                          9,243         7,199      28%
Private Placement Life Insurance account values
     Variable Products                                                              21,305        19,863       7%
     Leveraged COLI                                                                  2,537         3,159     (20%)
----------------------------------------------------------------------------------------------------------------
         TOTAL ACCOUNT VALUES [1]                                               $   45,734    $   39,879      15%
----------------------------------------------------------------------------------------------------------------

[1] Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.

Net income for the Institutional segment decreased as compared to the comparable prior year period. This decrease was primarily the result of lower earnings from the institutional business principally due to higher reserve levels associated with institutional annuities in the first quarter of 2004 as compared to the prior year period. Additionally, net income in private placement life insurance decreased, primarily due to lower revenues earned as a result of lower account values in the leveraged COLI product due primarily to surrenders that occurred in 2003. The leveraged COLI product continues to contribute favorably to the segment's profitability, although the contribution may decline in the future depending on the surrender activity of these policies. Partially offsetting these declines was a small increase in the net income of the Governmental business when compared to the same period in 2003. This increase was primarily attributable to higher revenues earned from the growth in the average account values as a result of positive net flows and market appreciation since the first quarter of 2003.

INDIVIDUAL LIFE

OPERATING SUMMARY

                                                                                        FIRST QUARTER ENDED
                                                                                             MARCH 31,
------------------------------------------------------------------------------------------------------------------
                                                                                   2004          2003       CHANGE
------------------------------------------------------------------------------------------------------------------
Fee income and other                                                            $      165    $      163       1%
Net investment income                                                                   65            57      14%
----------------------------------------------------------------------------------------------------------------
     TOTAL REVENUES                                                                    230           220       5%
----------------------------------------------------------------------------------------------------------------
Benefits, claims, and claim adjustment expenses                                        108            98      10%
Insurance operating costs and other expenses                                            37            36       3%
Amortization of deferred policy acquisition costs and present value
  of future profits                                                                     36            42     (14%)
----------------------------------------------------------------------------------------------------------------
     TOTAL BENEFITS, CLAIMS AND EXPENSES                                               181           176       3%
----------------------------------------------------------------------------------------------------------------
     INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING                     49            44      11%
       CHANGE

Income tax expense                                                                      16            15       7%
----------------------------------------------------------------------------------------------------------------
     INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                               33            29      14%
Cumulative effect of accounting change, net of tax[1]                                   (1)            -      NM
----------------------------------------------------------------------------------------------------------------
     NET INCOME                                                                 $       32    $       29      10%
================================================================================================================
     Variable universal life account values                                     $    4,797    $    3,672      31%
----------------------------------------------------------------------------------------------------------------
     TOTAL ACCOUNT VALUES                                                       $    8,313    $    7,051      18%
================================================================================================================

[1] For the quarter ended March 31, 2004, represents the cumulative impact of the Company's adoption of SOP 03-1.

Net income in the Individual Life segment increased slightly as compared to the comparable prior year period. This increase was primarily driven by growth in account values and life insurance in force and favorable equity market conditions. The impact of this growth was partially offset by higher mortality costs than the prior year. However, the increased mortality costs reduced the amount of amortization of deferred policy acquisition costs recorded during the quarter. Net investment income increased partially due to the adoption of the SOP, which resulted in increases in net investment income and benefits claims and claim adjustment expenses for the segment's Modified Guarantee Life Insurance product, which was formerly classified as a separate account product.

INVESTMENTS

GENERAL

The investment portfolios are managed based on the underlying characteristics and nature of each operation's respective liabilities and within established risk parameters. (For further discussion of Hartford Life Insurance Company's approach to managing risks, see the Investment Credit Risk section.)

The investment portfolios are managed by Hartford Investment Management Company and its affiliates ("Hartford Investment Management"), a wholly-owned subsidiary of The Hartford Financial Services Group, Inc. ("The Hartford"). Hartford Investment Management is responsible for monitoring and managing the asset/liability profile, establishing investment objectives and guidelines, and determining, within specified risk tolerances and investment guidelines, the appropriate asset allocation, duration, convexity and other characteristics of the portfolios. Security selection and monitoring are performed by asset class specialists working within dedicated portfolio management teams.

As discussed in Note 1 of Notes to Condensed Consolidated Financial Statements, on January 1, 2004, the Company reclassified $11.7 billion of separate account assets, comprised of fixed maturity and equity securities, to the general account as a result of adopting the SOP. The majority of these assets are designated as available-for-sale securities with changes in fair value reported in other comprehensive income.

Return on invested assets is an important element of Hartford Life Insurance Company's financial results. Significant fluctuations in the fixed income or equity markets could weaken the Company's financial condition or its results of operations. Additionally, changes in market interest rates may impact the period of time over which certain investments, such as mortgage-backed securities, are repaid and whether certain investments are called by the issuers. Such changes may, in turn, impact the yield on these investments and also may result in reinvestment of funds received from calls and prepayments at rates below the average portfolio yield. Net investment income and net realized capital gains and losses accounted for approximately 48% and 39% of the Company's consolidated revenues for the quarters ended March 31, 2004 and 2003, respectively. The increase in the percentage of consolidated revenues is primarily due to income earned on separate account assets reclassified to the general account as a result of the adoption of the SOP.

Fluctuations in interest rates affect the Company's return on, and the fair value of, fixed maturity investments, which comprised approximately 92% and 90% of the fair value of its invested assets as of March 31, 2004 and December 31, 2003, respectively. Other events beyond the Company's control could also adversely impact the fair value of these investments. Specifically, a downgrade of an issuer's credit rating or default of payment by an issuer could reduce the Company's investment return.

The Company invests in private placement securities, mortgage loans and limited partnership arrangements in order to further diversify its investment portfolio. These investment types comprised approximately 21% and 19% of the fair value of its invested assets as of March 31, 2004 and December 31, 2003, respectively. These security types are typically less liquid than direct investments in publicly traded fixed income or equity investments. However, generally these securities have higher yields to compensate for the liquidity risk.

A decrease in the fair value of any investment that is deemed other-than-temporary would result in the Company's recognition of a net realized capital loss in its financial results prior to the actual sale of the investment. (For further discussion, see the Company's discussion of the evaluation of other-than-temporary impairments in Critical Accounting Estimates under the "Valuation of Investments and Derivative Instruments" section in Hartford Life Insurance Company's 2003 Form 10-K Annual Report.)

The primary investment objective of the Company is to maximize after-tax returns consistent with acceptable risk parameters, including the management of the interest rate sensitivity of invested assets and the generation of sufficient liquidity relative to that of policyholder and corporate obligations.

The following table identifies the Company's invested assets by type as of March 31, 2004 and December 31, 2003.

                         COMPOSITION OF INVESTED ASSETS

                                                                 MARCH 31, 2004                DECEMBER 31, 2003
                                                           -----------------------         -----------------------
                                                             AMOUNT        PERCENT          AMOUNT         PERCENT
------------------------------------------------------------------------------------------------------------------
Fixed maturities, available-for-sale, at fair value        $  41,770         92.1%         $  30,085         90.4%
Equity securities, available-for-sale, at fair value             123          0.3%                85          0.3%
Policy loans, at outstanding balance                           2,612          5.7%             2,470          7.4%
Mortgage loans, at cost                                          483          1.1%               354          1.1%
Limited partnerships, at fair value                              190          0.4%               169          0.5%
Other investments                                                175          0.4%               116          0.3%
------------------------------------------------------------------------------------------------------------------
TOTAL INVESTMENTS                                          $  45,353        100.0%         $  33,279        100.0%
==================================================================================================================

Fixed maturity investments increased 39% since December 31, 2003, primarily the result of fixed maturities that were reclassified from separate accounts to the general account as a result of the adoption of the SOP. Excluding the impact of the reclassification, the fixed maturities balance remained materially unchanged since December 31, 2003.

INVESTMENT RESULTS

The following table summarizes the Company's investment results.

                                                                                            FIRST QUARTER ENDED
                                                                                                 MARCH 31,
                                                                                         -------------------------
(Before-tax)                                                                                2004          2003
------------------------------------------------------------------------------------------------------------------
Net investment income - excluding income on policy loan and trading securities [1]       $      565     $     374
Policy loan income                                                                               44            57
                                                                                         -------------------------
Net investment income - total [1]                                                        $      609     $     431
Yield on average invested assets [2]                                                            5.9%          6.2%
------------------------------------------------------------------------------------------------------------------
Gross gains on sale                                                                      $       85     $      48
Gross losses on sale                                                                            (15)          (41)
Impairments                                                                                      (8)          (51)
Periodic net coupon settlements on non-qualifying derivatives [1]                                 1             7
Other, net [3]                                                                                    1            (1)
                                                                                         -------------------------
Net realized capital gains (losses) [1] [4]                                              $       64     $     (38)
------------------------------------------------------------------------------------------------------------------

[1] The prior period reflects the reclassification of periodic net coupon settlements on non-qualifying derivatives from net investment income to net realized capital gains (losses) to conform to the current year presentation.

[2] Represents annualized net investment income divided by average invested assets at cost or amortized cost, as applicable, for the first quarter ended March 31, 2004 and 2003. Average invested assets are calculated by dividing the sum of the beginning and ending period amounts by two, excluding collateral received associated with the securities lending program.

[3] Primarily consists of changes in fair value on non-qualifying derivatives and hedge ineffectiveness on qualifying derivative instruments as well as the amortization of deferred acquisition costs associated with realized gains (losses).

[4] First quarter 2004 includes $5 of net realized gains (losses) associated with guaranteed separate accounts classified within the general account amounts pursuant to the adoption of the SOP.

For the quarter ended March 31, 2004, net investment income, excluding policy loans, increased $191, or 51%, compared to the same period in 2003. Approximately $154 of the increase related to income earned on separate account assets reclassified to the general account as a result of the adoption of the SOP. The remaining increase was primarily due to income earned on a higher invested asset base, as compared to the first quarter 2003, partially offset by lower investment yields. Yields on average invested assets decreased as a result of lower rates on new investment purchases and decreased policy loan income. Since the Company invests primarily in long-term fixed rate debt securities, current period changes in interest rates impact the yield on new asset purchases and, therefore, have a gradual impact on the overall portfolio yield. The weighted average yield on new invested asset purchases in the first quarter of 2004 of approximately 5.2%, before-tax, continues to be below the average portfolio yield.

Net realized capital gains (losses) for the first quarter ended March 31, 2004 improved by $102 compared to the same period in 2003, primarily the result of higher realized gains on sales of fixed maturity and equity securities and lower other-than-temporary impairments. Realized gains on sales of fixed maturity investments were concentrated in the corporate, foreign government and asset-backed securities ("ABS") sectors. The majority of the sales in the corporate and ABS sectors were the result of portfolio rebalancing that resulted in divesting of securities that had appreciated in value due to a decline in interest rates and an improved corporate credit environment. Foreign government securities were sold in the first quarter of 2004 primarily to realize gains associated with the decline in value of the U.S. Dollar against foreign currencies. (For further discussion of other-than-temporary impairments, see the Other-Than-Temporary Impairments commentary in this section of the MD&A.)

OTHER-THAN-TEMPORARY IMPAIRMENTS

The following table identifies the Company's other-than-temporary impairments by type.

                    OTHER-THAN-TEMPORARY IMPAIRMENTS BY TYPE

                                                                                 FIRST QUARTER ENDED
                                                                                      MARCH 31,
(Before-tax)                                                                      2004        2003
----------------------------------------------------------------------------------------------------
ABS
  Corporate debt obligations ("CDO")                                            $      4    $     10
  Credit card receivables                                                             --          12
  Other ABS                                                                           --           3
----------------------------------------------------------------------------------------------------
     Total ABS                                                                         4          25
Corporate
  Consumer non-cyclical                                                               --           7
  Technology and communications                                                       --           3
  Transportation                                                                      --           7
  Other corporate                                                                      3           1
----------------------------------------------------------------------------------------------------
     Total corporate                                                                   3          18
Equity                                                                                --           8
Mortgage-backed securities ("MBS") - interest only securities                          1          --
----------------------------------------------------------------------------------------------------
TOTAL OTHER-THAN-TEMPORARY IMPAIRMENTS                                          $      8    $     51
====================================================================================================

ABS -- During the first quarter of 2004, other-than-temporary impairments in the ABS sector were recorded as a result of a deterioration of cash flows derived from the underlying collateral of several securities. The decrease in impairments compared to the prior year period is primarily the result of a general stabilization in the performance of the underlying collateral, which has resulted in improved pricing levels. Pricing levels for CDOs recovered modestly during the first quarter of 2004 due to an increase in demand for these asset types, driven by improved economic and operating fundamentals of the underlying security issuers, better market liquidity and attractive yields. The increase in pricing levels for credit card receivables was primarily driven by improvement in collateral performance.

Impairments of ABS during the first quarter of 2003 were driven by a deterioration of collateral cash flows. CDO impairments were primarily the result of increasing default rates and lower recovery rates on the collateral. Impairments on ABS backed by credit card receivables were a result of issuers extending credit to sub-prime borrowers and the higher default rates on these loans.

CORPORATE -- The decline in corporate bankruptcies and improvement in general economic conditions have contributed to lower corporate impairment levels in the first quarter of 2004 compared to the first quarter of 2003.

A significant portion of corporate impairments during the quarter ended March 31, 2003 was the result of one consumer non-cyclical issuer in the healthcare industry stemming from its decline in value due to accounting fraud, and one communications sector issuer in the cable television industry due to deteriorating earnings forecasts, debt restructuring issues and accounting irregularities. Additional impairments were incurred as a result of the deterioration in the transportation sector, specifically issuers of airline debt, as a result of a decline in airline travel.

OTHER -- Other-than-temporary impairments were also recorded in the first quarter of 2003 on various diversified mutual funds and preferred stock investments.

In addition to the impairments described above, fixed maturity and equity securities were sold at a loss during the quarters ended March 31, 2004 and 2003 at totaled gross losses of $14 and $36, respectively. No single security was sold at a loss in excess of $5 and $8 during the quarters ended March 31, 2004 and 2003, respectively.

INVESTMENT CREDIT RISK

Hartford Life Insurance Company has established investment credit policies that focus on the credit quality of obligors and counterparties, limit credit concentrations, encourage diversification and require frequent creditworthiness reviews. Investment activity, including setting of policy and defining acceptable risk levels, is subject to regular review and approval by senior management and by the Finance Committee of The Hartford's Board of Directors.

Please refer to the Investment Credit Risk section of the MD&A in Hartford Life Insurance Company's 2003 Form 10-K Annual Report for a description of the Company's objectives, policies and strategies, including the use of derivative instruments.

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

The following table identifies fixed maturity securities by type, as of March 31, 2004 and December 31, 2003.

                            FIXED MATURITIES BY TYPE

                                                     MARCH 31, 2004
                                 -----------------------------------------------------------
                                                                                    PERCENT
                                                                                    OF TOTAL
                                 AMORTIZED  UNREALIZED   UNREALIZED      FAIR         FAIR
                                   COST       GAINS        LOSSES        VALUE       VALUE
--------------------------------------------------------------------------------------------
ABS                              $   4,948   $    118     $    (64)    $   5,002     12.0%
CMBS                                 7,321        504           (9)        7,816     18.7%
Collateralized mortgage
   obligation ("CMO")                  634         12           (1)          645      1.5%
Corporate
   Basic industry                    2,201        200           (2)        2,399      5.7%
   Capital goods                     1,369        131           (1)        1,499      3.6%
   Consumer cyclical                 2,247        197           (2)        2,442      5.8%
   Consumer non-cyclical             2,317        231           (3)        2,545      6.1%
   Energy                            1,380        151           --         1,531      3.7%
   Financial services                5,089        489          (20)        5,558     13.4%
   Technology and
     communications                  3,368        403           (5)        3,766      9.0%
   Transportation                      529         49           (1)          577      1.4%
   Utilities                         1,880        195           (6)        2,069      5.0%
   Other                               577         42           --           619      1.5%
Government/Government
 agencies
   Foreign                             599         71           (1)          669      1.6%
   United States                       856         27           --           883      2.1%
MBS - agency                         1,671         39           --         1,710      4.1%
Municipal
   Taxable                             491         25           (6)          510      1.2%
Redeemable preferred stock              15         --           --            15       --
Short-term                           1,515         --           --         1,515      3.6%
-----------------------------------------------------------------------------------------
TOTAL FIXED MATURITIES           $  39,007   $  2,884     $   (121)    $  41,770    100.0%
=========================================================================================
Total general account fixed
 maturities
Total guaranteed separate
 account fixed maturities[1]
=========================================================================================

                                                     DECEMBER 31, 2003
                                 -----------------------------------------------------------
                                                                                    PERCENT
                                                                                    OF TOTAL
                                 AMORTIZED  UNREALIZED   UNREALIZED      FAIR        FAIR
                                   COST       GAINS        LOSSES        VALUE       VALUE
-------------------------------------------------------------------------------------------
ABS                              $   5,118   $    109     $    (96)    $   5,131     12.3%
CMBS                                 7,010        384          (21)        7,373     17.6%
Collateralized mortgage
   obligation ("CMO")                  681         12           (2)          691      1.7%
Corporate
   Basic industry                    2,680        208           (8)        2,880      6.9%
   Capital goods                     1,222         98           (5)        1,315      3.1%
   Consumer cyclical                 2,113        153           (5)        2,261      5.4%
   Consumer non-cyclical             2,576        190           (8)        2,758      6.6%
   Energy                            1,389        116           (5)        1,500      3.6%
   Financial services                4,995        385          (24)        5,356     12.9%
   Technology and
     communications                  3,315        357          (10)        3,662      8.8%
   Transportation                      568         41           (3)          606      1.4%
   Utilities                         1,820        174          (11)        1,983      4.7%
   Other                               507         23           (1)          529      1.3%
Government/Government
 agencies
   Foreign                             810         77           (1)          886      2.1%
   United States                       981         30           (4)        1,007      2.4%
MBS - agency                         1,916         30           (2)        1,944      4.6%
Municipal
   Taxable                             374         14           (7)          381      0.9%
Redeemable preferred stock               1         --           --             1       --
Short-term                           1,555          1           --         1,556      3.7%
-----------------------------------------------------------------------------------------
TOTAL FIXED MATURITIES           $  39,631   $  2,402     $   (213)   $   41,820    100.0%
=========================================================================================
Total general account fixed
 maturities                      $  28,511   $  1,715     $   (141)   $   30,085     71.9%
Total guaranteed separate
 account fixed maturities[1]     $  11,120   $    687     $    (72)   $   11,735     28.1%
=========================================================================================

[1] Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting the SOP.

The Company's fixed maturity gross unrealized gains and losses have improved by $482 and $92, respectively, from December 31, 2003 to March 31, 2004, primarily due to a decline in long-term interest rates and, to a lesser extent, credit spread tightening associated with ABS, partially offset by sales of securities in a gain position. During the quarter ended March 31, 2004, the ten year U.S. treasury rate declined approximately 40 basis points since December 31, 2003, largely due to disappointing new job creation and a capacity utilization percentage. The Company expects U.S. fiscal and monetary policy to remain stimulative until inflationary pressures return.

Investment allocations as a percentage of total fixed maturities have remained materially consistent since December 31, 2003, except for CMBS. CMBS increased as a result of a tactical decision to increase the Company's investment in the asset class due to its stable spreads, high quality and attractive yields.

(For further discussion of risk factors associated with sectors with significant unrealized loss positions, see the sector risk factor commentary under the Total Securities with Unrealized Loss Greater than Six Months by Type schedule in this section of the MD&A.)

The following table identifies fixed maturities by credit quality, as of March 31, 2004 and December 31, 2003. The ratings referenced below are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company's internal analysis of such securities.

                       FIXED MATURITIES BY CREDIT QUALITY

                                                                  MARCH 31, 2004                   DECEMBER 31, 2003
                                                       ---------------------------------  ----------------------------------
                                                                              PERCENT OF                          PERCENT OF
                                                       AMORTIZED              TOTAL FAIR  AMORTIZED               TOTAL FAIR
                                                          COST    FAIR VALUE    VALUE       COST      FAIR VALUE     VALUE
----------------------------------------------------------------------------------------------------------------------------
United States Government/Government agencies           $   3,216   $  3,295        7.9%   $   3,598   $    3,661       8.8%
AAA                                                        6,593      6,955       16.7%       6,652        6,922      16.5%
AA                                                         3,474      3,709        8.9%       3,326        3,504       8.4%
A                                                         11,266     12,267       29.3%      11,743       12,576      30.1%
BBB                                                       11,137     12,081       28.9%      10,833       11,561      27.6%
BB & below                                                 1,806      1,948        4.7%       1,925        2,040       4.9%
Short-term                                                 1,515      1,515        3.6%       1,554        1,556       3.7%
--------------------------------------------------------------------------------------------------------------------------
TOTAL FIXED MATURITIES                                 $  39,007   $ 41,770      100.0%   $  39,631   $   41,820     100.0%
--------------------------------------------------------------------------------------------------------------------------
Total general account fixed maturities                                                    $  28,511   $   30,085      71.9%
Total guaranteed separate account fixed maturities [1]                                    $  11,120   $   11,735      28.1%
--------------------------------------------------------------------------------------------------------------------------

[1] Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting the SOP.

As of March 31, 2004 and December 31, 2003, greater than 95% of the fixed maturity portfolio was invested in short-term securities or securities rated investment grade (BBB and above).

The following table presents the Below Investment Grade ("BIG") fixed maturities by type, as of March 31, 2004 and December 31, 2003.

                          BIG FIXED MATURITIES BY TYPE

                                                                   MARCH 31, 2004                        DECEMBER 31, 2003
                                                       -------------------------------------    -----------------------------------
                                                                                  PERCENT OF                             PERCENT OF
                                                        AMORTIZED                 TOTAL FAIR    AMORTIZED                TOTAL FAIR
                                                           COST      FAIR VALUE     VALUE          COST    FAIR VALUE      VALUE
----------------------------------------------------------------------------------------------------------------------------------
ABS                                                    $       182  $       182      9.3%       $    231    $     210      10.3%
CMBS                                                           111          116      6.0%            102          103       5.0%
Corporate
  Basic industry                                               179          191      9.7%            183          192       9.4%
  Capital goods                                                106          109      5.6%            103          106       5.3%
  Consumer cyclical                                            244          267     13.7%            241          261      12.8%
  Consumer non-cyclical                                        216          229     11.8%            256          268      13.1%
  Energy                                                        78           85      4.4%             78           85       4.2%
  Financial services                                            19           20      1.0%             12           12       0.6%
  Technology and communications                                261          307     15.8%            274          326      16.0%
  Transportation                                                 8           11      0.6%             21           23       1.1%
  Utilities                                                    237          248     12.7%            268          278      13.6%
Foreign government                                             153          172      8.8%            145          164       8.0%
Other                                                           12           11      0.6%             11           12       0.6%
-------------------------------------------------------------------------------------------------------------------------------
TOTAL FIXED MATURITIES                                 $     1,806  $     1,948    100.0%       $  1,925    $   2,040     100.0%
===============================================================================================================================
Total general account fixed maturities                                                          $  1,179    $   1,258      61.7%
Total guaranteed separate account fixed maturities [1]                                          $    746    $     782      38.3%
===============================================================================================================================

[1] Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting the SOP.

As of March 31, 2004 and December 31, 2003, the Company held no issuer of a BIG security with a fair value in excess of 4% and 3%, respectively, of the total fair value for BIG securities. Total BIG securities decreased since December 31, 2003 as a result of tactical decisions to reduce exposure to lower credit quality assets and re-invest in investment grade securities.

The following table presents the Company's unrealized loss aging for total fixed maturity and equity securities classified as available-for-sale, as of March 31, 2004 and December 31, 2003, by length of time the security was in an unrealized loss position.

                                              UNREALIZED LOSS AGING OF TOTAL SECURITIES
-----------------------------------------------------------------------------------------------------------------------------------
                                                                 MARCH 31, 2004                           DECEMBER 31, 2003
                                                     -------------------------------------      -----------------------------------
                                                      AMORTIZED      FAIR       UNREALIZED      AMORTIZED      FAIR      UNREALIZED
                                                        COST         VALUE         LOSS           COST         VALUE        LOSS
                                                     ------------------------------------------------------------------------------
Three months or less                                 $    1,939   $    1,913    $      (26)     $    2,636   $    2,615   $     (21)
Greater than three months to six months                     145          144            (1)          1,795        1,739         (56)
Greater than six months to nine months                      668          659            (9)            230          216         (14)
Greater than nine months to twelve months                   115          109            (6)            133          126          (7)
Greater than twelve months                                1,101        1,017           (84)          1,450        1,331        (119)
                                                     ------------------------------------------------------------------------------
TOTAL                                                $    3,968   $    3,842    $     (126)     $    6,244   $    6,027   $    (217)
                                                     ------------------------------------------------------------------------------
Total general account                                                                           $    4,221   $    4,076   $    (145)
Total guaranteed separate accounts [1]                                                          $    2,023   $    1,951   $     (72)
                                                     -------------------------------------------------------------------------------

[1] Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting the SOP.

The decrease in the unrealized loss amount since December 31, 2003 is primarily the result of slightly improved pricing levels for ABS securities, a decline in long-term interest rates and, to a lesser extent, asset sales. (For further discussion, see the economic commentary under the Fixed Maturities by Type table in this section of the MD&A.)

As of March 31, 2004 and December 31, 2003, fixed maturities represented $121, or 96%, and $213, or 98%, of the Company's total unrealized loss associated with securities classified as available-for-sale, respectively. There were no fixed maturities as of March 31, 2004 or December 31, 2003 with a fair value less than 80% of the security's amortized cost basis for six continuous months other than certain asset-backed and commercial mortgage-backed securities. Other-than-temporary impairments for certain asset-backed and commercial mortgage-backed securities are recognized if the fair value of the security, as determined by external pricing sources, is less than its carrying amount and there has been a decrease in the present value of the expected cash flows since the last reporting period. There were no asset-backed or commercial mortgage-backed securities included in the table above, as of March 31, 2004 and December 31, 2003, for which management's best estimate of future cash flows adversely changed during the reporting period. As of March 31, 2004 and December 31, 2003, no asset-backed or commercial mortgage-backed securities had an unrealized loss in excess of $13 and $12, respectively. (For further discussion of the other-than-temporary impairments criteria, see "Valuation of Investments and Derivative Instruments" included in the Critical Accounting Estimates section of the MD&A and in Note 2 of Notes to Consolidated Financial Statements both of which are included in Hartford Life Insurance Company's 2003 Form 10-K Annual Report.)

The Company held no securities of a single issuer that were at an unrealized loss position in excess of 12% and 7% of the total unrealized loss amount as of March 31, 2004 and December 31, 2003, respectively.

The total securities classified as available-for-sale in an unrealized loss position for longer than six months by type as of March 31, 2004 and December 31, 2003 are presented in the following table.

                                  TOTAL SECURITIES WITH UNREALIZED LOSS GREATER THAN SIX MONTHS BY TYPE
-----------------------------------------------------------------------------------------------------------------------------------
                                                       MARCH 31, 2004                               DECEMBER 31, 2003
                                        --------------------------------------------   --------------------------------------------
                                                                          PERCENT OF                                     PERCENT OF
                                                                             TOTAL                                         TOTAL
                                         AMORTIZED    FAIR    UNREALIZED  UNREALIZED   AMORTIZED    FAIR    UNREALIZED   UNREALIZED
                                           COST       VALUE      LOSS        LOSS        COST       VALUE      LOSS         LOSS
                                        -------------------------------------------------------------------------------------------
ABS and CMBS
  Aircraft lease receivables            $      135  $     86  $     (49)       49.6%   $     153  $     99  $      (54)       38.6%
  CDOs                                          67        64         (3)        3.0%         132       113         (19)       13.6%
  Credit card receivables                       52        48         (4)        4.0%         118       108         (10)        7.1%
  Other ABS and CMBS                           531       520        (11)       11.1%         569       555         (14)       10.0%
Corporate
  Financial services                           573       551        (22)       22.3%         524       502         (22)       15.7%
  Technology and communications                 41        41         --          --           37        36          (1)        0.7%
  Transportation                                34        32         (2)        2.0%          25        22          (3)        2.1%
  Utilities                                     94        90         (4)        4.0%          80        74          (6)        4.3%
  Other                                        223       220         (3)        3.0%         164       153         (11)        7.9%
Other securities                               134       133         (1)        1.0%          11        11          --          --
                                        ------------------------------------------------------------------------------------------
TOTAL                                   $    1,884  $  1,785  $     (99)      100.0%   $   1,813  $  1,673      $ (140)      100.0%
                                        ------------------------------------------------------------------------------------------
Total general accounts                                                                 $   1,174  $  1,080      $  (94)       67.1%
Total guaranteed separate accounts [1]                                                 $     639  $    593      $  (46)       32.9%
                                        ------------------------------------------------------------------------------------------

[1] Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting the SOP.

The ABS securities in an unrealized loss position for six months or more as of March 31, 2004 and December 31, 2003, were primarily supported by aircraft lease receivables. As of March 31, 2004 and December 31, 2003, security types other than ABS and CMBS that were in a significant unrealized loss position for greater than six months were corporate fixed maturities primarily within the financial services sector. The Company's current view of risk factors relative to these fixed maturity types is as follows:

AIRCRAFT LEASE RECEIVABLES -- During the first quarter of 2004, securities supported by aircraft lease receivables sustained a modest increase in value, continuing an upward trend that began in the fourth quarter of 2003. This increase is primarily due to a modest improvement on certain aircraft lease rates, driven by greater demand for aircraft as a result of increased airline travel. In prior periods, these securities had suffered a considerable decrease in value as a result of a prolonged decline in airline travel and the uncertainty of a potential industry recovery. While the Company has seen modest price increases and greater liquidity in this sector during the first quarter of 2004 and fourth quarter of 2003, any additional price recovery will depend on continued improvement in economic fundamentals, political stability and airline operating performance.

FINANCIAL SERVICES -- As of March 31, 2004, the securities in the financial services sector unrealized loss position for greater than six months were comprised of approximately 40 different securities. The securities in this category are primarily investment grade and the majority of these securities are priced at or greater than 90% of amortized cost as of March 31, 2004. These positions are primarily variable rate securities with extended maturity dates, which have been adversely impacted by the reduction in forward interest rates resulting in lower expected cash flows. Unrealized loss amounts for these securities have increased during the first quarter of 2004 as interest rates have declined. Additional changes in fair value of these securities are primarily dependent on future changes in forward interest rates. A substantial percentage of these securities are currently hedged with interest rate swaps, which convert the variable rate earned on the securities to a fixed amount. The swaps receive cash flow hedge accounting treatment and are currently in an unrealized gain position.

As part of the Company's ongoing security monitoring process by a committee of investment and accounting professionals, the Company has reviewed its investment portfolio and concluded that there were no additional other-than-temporary impairments as of March 31, 2004 and December 31, 2003. Due to the issuers' continued satisfaction of the securities' obligations in accordance with their contractual terms and the expectation that they will continue to do so, management's intent and ability to hold these securities, as well as the evaluation of the fundamentals of the issuers' financial condition and other objective evidence, the Company believes that the prices of the securities in the sectors identified above were temporarily depressed.

The evaluation for other-than-temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other-than-temporary. The risks and uncertainties include changes in general economic conditions, the issuer's financial condition or near term recovery prospects and the effects of changes in interest rates. In addition, for securitized financial assets with contractual cash flows (e.g. ABS and CMBS), projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral. As of March 31, 2004 and December 31, 2003, management's expectation of the discounted future cash flows on these securities was in excess of the associated securities' amortized cost. (For further discussion, see "Valuation of Investments and Derivative Instruments" included in the Critical Accounting Estimates section of MD&A and in Note 2 of Notes to Consolidated Financial Statements both of which are included in Hartford Life Insurance Company's 2003 Form 10-K Annual Report.)

The following table presents the Company's unrealized loss aging for BIG and equity securities classified as available-for-sale, as of March 31, 2004 and December 31, 2003.

               UNREALIZED LOSS AGING OF BIG AND EQUITY SECURITIES

----------------------------------------------------------------------------------------------------------------------------
                                                        MARCH 31, 2004                           DECEMBER 31, 2003
                                            ---------------------------------------    -------------------------------------
                                             AMORTIZED      FAIR      UNREALIZED       AMORTIZED      FAIR       UNREALIZED
                                               COST        VALUE         LOSS            COST        VALUE          LOSS
--------------------------------------------------------------------------------------------------------------------------
Three months or less                        $      169   $     163     $     (6)       $       47   $      46     $     (1)
Greater than three months to six months              5           5           --                90          86           (4)
Greater than six months to nine months              38          36           (2)               50          44           (6)
Greater than nine months to twelve months           47          42           (5)               17          16           (1)
Greater than twelve months                         146         122          (24)              266         217          (49)
--------------------------------------------------------------------------------------------------------------------------
TOTAL                                       $      405   $     368     $    (37)       $      470   $     409     $    (61)
--------------------------------------------------------------------------------------------------------------------------
Total general accounts                                                                 $      350   $     305     $    (45)
Total guaranteed separate accounts [1]                                                 $      120   $     104     $    (16)
--------------------------------------------------------------------------------------------------------------------------

[1] Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting the SOP.

Similar to the decrease in the Unrealized Loss Aging of Total Securities table from December 31, 2003 to March 31, 2004, the decrease in the BIG and equity security unrealized loss amount for securities classified as available-for-sale was primarily the result of slightly improved pricing levels for ABS securities, a decline in long-term interest rates and, to a lesser extent, asset sales. (For further discussion, see the economic commentary under the Fixed Maturities by Type table in this section of the MD&A.)

The BIG and equity securities classified as available-for-sale in an unrealized loss position for longer than six months by type as of March 31, 2004 and December 31, 2003 are presented in the following table.

 BIG AND EQUITY SECURITIES WITH UNREALIZED LOSS GREATER THAN SIX MONTHS BY TYPE

------------------------------------------------------------------------------------------------------------------------------
                                                        MARCH 31, 2004                            DECEMBER 31, 2003
                                        ---------------------------------------------  ---------------------------------------
                                                                         PERCENT OF                                 PERCENT OF
                                                                           TOTAL                                       TOTAL
                                         AMORTIZED    FAIR   UNREALIZED  UNREALIZED   AMORTIZED  FAIR   UNREALIZED  UNREALIZED
                                           COST       VALUE     LOSS        LOSS         COST    VALUE     LOSS        LOSS
------------------------------------------------------------------------------------------------------------------------------
ABS and CMBS
  Aircraft lease receivables            $       28  $    15  $     (13)     41.9%    $       45  $  28  $     (17)     30.3%
  CDOs                                          17       16         (1)      3.2%            37     28         (9)     16.1%
  Credit card receivables                       37       33         (4)     12.9%            40     30        (10)     17.9%
  Other ABS and CMBS                            29       23         (6)     19.4%            45     38         (7)     12.5%
Corporate
  Financial services                            39       35         (4)     12.9%            39     35         (4)      7.1%
  Transportation                                --       --         --        --              9      8         (1)      1.8%
  Utilities                                     45       43         (2)      6.5%            66     61         (5)      8.9%
  Other                                         32       31         (1)      3.2%            44     42         (2)      3.6%
Other securities                                 4        4         --        --              8      7         (1)      1.8%
---------------------------------------------------------------------------------------------------------------------------
TOTAL                                   $      231  $   200  $     (31)    100.0%    $      333  $ 277  $     (56)    100.0%
---------------------------------------------------------------------------------------------------------------------------
Total general accounts                                                               $      234  $ 193  $     (41)     73.2%
Total guaranteed separate accounts [1]                                               $       99  $  84  $     (15)     26.8%
---------------------------------------------------------------------------------------------------------------------------

[1] Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting the SOP.

For a discussion of the Company's current view of risk factors relative to certain security types listed above, please refer to the Total Securities with Unrealized Loss Greater Than Six Months by Type table in this section of the MD&A.

CAPITAL MARKETS RISK MANAGEMENT

Hartford Life Insurance Company has a disciplined approach to managing risks associated with its capital markets and asset/liability management activities. Investment portfolio management is organized to focus investment management expertise on specific classes of investments, while asset/liability management is the responsibility of dedicated risk management units supporting the Company. Derivative instruments are utilized in compliance with established Company policy and regulatory requirements and are monitored internally and reviewed by senior management.

MARKET RISK

Hartford Life Insurance Company has material exposure to both interest rate and equity market risk. The Company analyzes interest rate risk using various models including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivative instruments. (For further discussion of market risk see the Capital Markets Risk Management section of MD&A in Hartford Life Insurance Company's 2003 Form 10-K Annual Report.) There have been no material changes in market risk exposures from December 31, 2003.

DERIVATIVE INSTRUMENTS

Hartford Life Insurance Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards and exchange traded futures and options, in compliance with Company policy and regulatory requirements designed to achieve one of four Company approved objectives: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity, to control transaction costs; or to enter into replication transactions. The Company does not make a market or trade in these instruments for the express purpose of earning short term trading profits. (For further discussion on Hartford Life Insurance Company's use of derivative instruments, refer to Note 2 of Notes to Condensed Consolidated Financial Statements.)

EQUITY RISK

The Company's operations are significantly influenced by changes in the equity markets. The Company's profitability depends largely on the amount of assets under management, which is primarily driven by the level of sales, equity market appreciation and depreciation and the persistency of the in-force block of business. Prolonged and precipitous declines in the equity markets can have a significant impact on the Company's operations, as sales of variable products may decline and surrender activity may increase, as customer sentiment towards the equity market turns negative. Lower assets under management will have a negative impact on the Company's financial results, primarily due to lower fee income related to the Retail Products Group, the Institutional Solutions Group, and, to a lesser extent, the Individual Life segments, where a heavy concentration of equity linked products are administered and sold. Furthermore, the Company may experience a reduction in profit margins if a significant portion of the assets held in the variable annuity separate accounts move to the general account and the Company is unable to earn an acceptable investment spread, particularly in light of the low interest rate environment and the presence of contractually guaranteed minimum interest credited rates, which for the most part are at a 3% rate.

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

Additionally, the Retail Products segment sells variable annuity contracts that offer various guaranteed death benefits. For certain guaranteed death benefits, The Company pays the greater of (1) the account value at death; (2) the sum of all premium payments less prior withdrawals; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary. For certain guaranteed death benefits sold with variable annuity contracts beginning in June of 2003, the Company pays the greater of (1) the account value at death; or (2) the maximum anniversary value; not to exceed the account value plus the greater of
(a) 25% of premium payments, or (b) 25% of the maximum anniversary value of the contract. The Company currently reinsures a significant portion of these death benefit guarantees associated with its in-force block of business. The Company maintains a liability for death benefit costs net of reinsurance, of $106 as of March 31, 2004. Declines in the equity market may increase the Company's net exposure to death benefits under these contracts.

The Retail Products Group segment's total gross exposure (i.e. before reinsurance) to these guaranteed death benefits as of March 31, 2004 is $10.5 billion. Due to the fact that 80% of this amount is reinsured, the Company's net exposure is $2.0 billion. This amount is often referred to as the net amount at risk. However, the Company will incur these guaranteed death benefit payments in the future only if the policyholder has an in-the-money guaranteed death benefit at their time of death. .

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

Declines in the equity market may increase the Company's exposure to benefits under these contracts. For all contracts in effect through July 6, 2003, the Company entered into a third party reinsurance arrangement to offset its exposure to the GMWB for the remaining lives of those contracts. As of July 6, 2003, the Company exhausted all but a small portion of the reinsurance capacity for new business under this current arrangement and will be ceding only a very small number of new contracts subsequent to July 6, 2003. Substantially all new contracts with the GMWB are covered by a reinsurance arrangement with a related party. For further discussion of this arrangement, see Note 13 of Notes to Consolidated Financial Statements included in Hartford Life Insurance Company's 2003 Form 10-K Annual Report.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity represent the overall strength of Hartford Life Insurance Company and its ability to generate strong cash flows from each of the business segments, borrow funds at competitive rates and raise new capital to meet operating and growth needs.

DIVIDENDS

The Company declared $300 in dividends to HLA for the first quarter ended March 31, 2004. Future dividend decisions will be based on, and affected by, a number of factors, including the operating results and financial requirements of the Company on a stand-alone basis and the impact of regulatory restrictions discussed in Liquidity Requirements below.

CASH FLOW

                                                                                  FIRST QUARTER ENDED
                                                                                       MARCH 31,
------------------------------------------------------------------------------------------------------
                                                                                   2004         2003
------------------------------------------------------------------------------------------------------
Net Cash provided by operating activities                                        $   418     $      57
Net Cash used for investing activities                                                (9)       (1,273)
Net Cash (used for) provided by financing activities                                (451)        1,265
CASH - END OF PERIOD                                                             $    54     $     128

The increase in cash provided by operating activities was primarily the result of the timing of the settlement of receivables and payables in the first three months of 2003. The decrease in cash used for investing activities was primarily due to lower purchases of investments partially offset by a decrease in sales of investments in the first three months of 2004. The decrease in cash provided by financing activities primarily relates to the payment of dividends in the first three months of 2004, as well as the decrease in net general account receipts from investment and universal-life type contracts. Operating cash flows in both periods have been more than adequate to meet liquidity requirements.

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

The following table summarizes Hartford Life Insurance Company's significant United States member companies' financial ratings from the major independent rating organizations as of April 30, 2004:

                                                                                                     STANDARD &
                                                                      A.M. BEST        FITCH            POOR'S         MOODY'S
------------------------------------------------------------------------------------------------------------------------------
INSURANCE RATINGS
    Hartford Life Insurance Company                                       A+             AA              AA-             Aa3
    Hartford Life and Annuity                                             A+             AA              AA-             Aa3
------------------------------------------------------------------------------------------------------------------------------
OTHER RATINGS
    Hartford Life Insurance Company:
       Short Term Rating                                                  -               -             A-1+             P-1

The agencies consider many factors in determining the final rating of an insurance company. One consideration is the relative level of statutory surplus necessary to support the business written. Statutory surplus represents the capital of the insurance company reported in accordance with accounting practices prescribed by the applicable state insurance department.

CONTINGENCIES

Regulatory Developments

There continues to be significant federal and state regulatory activity relating to financial services companies, particularly mutual funds companies. These regulatory inquiries have focused on a number of mutual fund issues. The Company has received requests for information and subpoenas from the Securities and Exchange Commission ("SEC"), a subpoena from the New York Attorney General's Office, and requests for information from the Connecticut Securities and Investments Division of the Department of Banking, in each case requesting documentation and other information regarding various mutual fund regulatory issues. Representatives from the SEC's Office of Compliance Inspections and Examinations continue to request documents and information in connection with their ongoing compliance examination. In addition, the SEC's Division of Enforcement has commenced an investigation of the Company's variable annuity and mutual fund operations. The Company continues to cooperate fully with the SEC and other regulatory agencies.

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

A number of companies have announced settlements of enforcement actions with various regulatory agencies, primarily the SEC and the New York Attorney General's Office. While no such action has been initiated against the Company, it is possible that the SEC or one or more other regulatory agencies may pursue action against the Company in the future. If such an action is brought, it could have a material effect on the Company.

For further information on other contingencies, see Note 12 of Notes to Consolidated Financial Statements included in Hartford Life Insurance Company's 2003 Form 10-K Annual Report.

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

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of March 31, 2004.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in the Company's internal control over financial reporting that occurred during the first quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

In the third quarter of 2003, Hartford Life Insurance Company and its affiliate International Corporate Marketing Group, LLC ("ICMG") settled their intellectual property dispute with Bancorp Services, LLC ("Bancorp"). The dispute concerned, among other things, Bancorp's claims for alleged patent infringement, breach of a confidentiality agreement, and misappropriation of trade secrets related to certain stable value corporate-owned life insurance products. The settlement provided that the Company and ICMG would pay a minimum of $70 and a maximum of $80, depending on the outcome of the patent appeal, to resolve all disputes between the parties. The settlement resulted in the recording of a $9 after-tax benefit, in the third quarter of 2003, to reflect the Company's portion of the settlement. On March 1, 2004, the Federal Circuit Court of Appeals decided the patent appeal adversely to the Company, and on March 22, 2004, the Company and ICMG each paid Bancorp an additional $5, constituting full and final satisfaction of their obligations under the settlement. Because the charge taken in the third quarter of 2003 reflected the maximum amount payable under the settlement, the amount paid in the first quarter of 2004 had no effect on the Company's results of operations.

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

                                   HARTFORD LIFE INSURANCE COMPANY

                                   /s/  Ernest M. McNeill Jr.
                                   -------------------------------------------
                                   Ernest M. McNeill Jr.
                                   Vice President and Chief Accounting Officer

May 11, 2004

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2004
                                 EXHIBITS INDEX

EXHIBIT #
---------
  31.01           Section 302 Certification of Thomas M. Marra

  31.02           Section 302 Certification of Lizabeth H. Zlatkus

  32.01           Section 906 Certification of Thomas M. Marra

  32.02           Section 906 Certification of Lizabeth H. Zlatkus