Form 10-Q
period 2004-06-30
HARTFORD LIFE INSURANCE CO
filed 2004-08-11
CIK 45947

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

   Yes [ ]      No[X]

As of July 31, 2004 there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant.

The registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

================================================================================

                                      INDEX

                                                                                  PAGE
                                                                                  ----
Report of Independent Registered Public Accounting Firm                             3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Income - Second Quarter and Six Months
Ended June 30, 2004 and 2003                                                        4

Condensed Consolidated Balance Sheets - As of June 30, 2004
and December 31, 2003                                                               5

Condensed Consolidated Statements of Changes in
Stockholder's Equity - Six Months Ended June 30, 2004 and 2003                      6

Condensed Consolidated Statements of Cash Flows - Six Months Ended
June 30, 2004 and 2003                                                              7

Notes to Condensed Consolidated Financial Statements                                8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                                19

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                 36

ITEM 4. CONTROLS AND PROCEDURES                                                    36

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                          36

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                           37

Signature                                                                          38

Certifications                                                                     41

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholder
Hartford Life Insurance Company
Hartford, Connecticut

We have reviewed the accompanying condensed consolidated balance sheet of Hartford Life Insurance Company and subsidiaries (the "Company") as of June 30, 2004, and the related condensed consolidated statements of income for the second quarter and six months ended June 30, 2004 and 2003, and changes in stockholder's equity, and cash flows for the six months ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. According, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2003 and the related consolidated statements of income, changes in stockholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE, LLP
Hartford, Connecticut
August 11, 2004

PART I. FINANCIAL INFORMATION

      ITEM 1. FINANCIAL STATEMENTS

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                          SECOND QUARTER                   SIX MONTHS
                                                                               ENDED                         ENDED
                                                                           JUNE 30,                         JUNE 30,
                                                                    --------------------------     --------------------------
              (In millions) (Unaudited)                                 2004           2003            2004           2003
              -------------------------                                 ----           ----            ----           ----
REVENUES
Fee income                                                          $       629    $       522     $      1,247    $    1,016
Earned premiums and other                                                    81            184              184           315
Net investment income                                                       607            437            1,216           868
Net realized capital gains                                                   23             43               87             5
                                                                    -----------    -----------     ------------    ----------
          TOTAL REVENUES                                                  1,340          1,186            2,734         2,204
                                                                    -----------    -----------     ------------    ----------
BENEFITS, CLAIMS AND EXPENSES
Benefits, claims, and claim adjustment expenses                             728            629            1,472         1,215
Insurance expenses and other                                                167            166              331           315
Amortization of deferred policy acquisition costs and
      present value of future profits                                       195            150              394           288
Dividends to policyholders                                                    7             25               21            40
                                                                    -----------    -----------     ------------    ----------
           TOTAL BENEFITS, CLAIMS AND EXPENSES                            1,097            970            2,218         1,858
                                                                    -----------    -----------     ------------    ----------
           INCOME BEFORE INCOME TAX EXPENSE AND CUMULATIVE
           EFFECT OF ACCOUNTING CHANGE                                      243            216              516           346
Income tax expense                                                           63             27              137            57
                                                                    -----------    -----------     ------------    ----------
           INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE             180            189              379           289
Cumulative effect of accounting change, net of tax                            -              -              (18)            -
                                                                    -----------    -----------     ------------    ----------
           NET INCOME                                               $       180    $       189     $        361    $      289
                                                                    ===========    ===========     ============    ==========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    JUNE 30,         DECEMBER 31,
                (In millions, except for share data)                                  2004              2003
                ------------------------------------                             --------------     -------------
                                                                                  (Unaudited)
ASSETS
 Investments
 Fixed maturities, available for sale, at fair value (amortized cost of
      $39,200 and $28,511)                                                       $       40,421     $      30,085
 Equity securities, available for sale, at fair value (cost of $115 and $78)                114                85
 Equity securities, held for trading, at fair value                                           1                 -
 Policy loans, at outstanding balance                                                     2,607             2,470
 Other investments                                                                          970               639
                                                                                 --------------     -------------
            Total investments                                                            44,113            33,279
 Cash                                                                                        68                96
 Premiums receivable and agents' balances                                                    22                17
 Reinsurance recoverables                                                                 1,313             1,297
 Deferred policy acquisition costs and present value of future profits                    6,367             6,088
 Deferred income taxes                                                                     (469)             (486)
 Goodwill                                                                                   186               186
 Other assets                                                                             1,190             1,238
 Separate account assets                                                                130,705           130,225
                                                                                 --------------     -------------
            TOTAL ASSETS                                                         $      183,495     $     171,940
                                                                                 ==============     =============

LIABILITIES
 Reserve for future policy benefits                                              $        6,782     $       6,518
 Other policyholder funds                                                                36,303            25,263
 Other liabilities                                                                        3,406             3,330
 Separate account liabilities                                                           130,705           130,225
                                                                                 --------------     -------------
            TOTAL LIABILITIES                                                           177,196           165,336
                                                                                 ==============     =============

STOCKHOLDER'S EQUITY
 Common Stock - 1,000 shares authorized, issued and outstanding;
      par value $5,690                                                                        6                 6
 Capital surplus
 Accumulated other comprehensive income                                                   2,240             2,240
        Net unrealized capital gains on securities, net of tax                              494               711
        Foreign currency translation adjustments                                             (1)               (1)
                                                                                 --------------     -------------
Total accumulated other comprehensive income                                                493               710
                                                                                 --------------     -------------
 Retained earnings                                                                        3,560             3,648
                                                                                 --------------     -------------
            TOTAL STOCKHOLDER'S EQUITY                                                    6,299             6,604
                                                                                 ==============     =============
                     TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                  $      183,495     $     171,940
                                                                                 ==============     =============

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

SIX MONTHS ENDED JUNE 30, 2004

                                                                           ACCUMULATED OTHER
                                                                         COMPREHENSIVE INCOME
                                                             --------------------------------------------
                                                             NET UNREALIZED  NET GAIN (LOSS)
                                                                 CAPITAL      ON CASH FLOW      FOREIGN
                                                                GAINS ON         HEDGING       CURRENCY                  TOTAL
                                            COMMON  CAPITAL    SECURITIES,    INSTRUMENTS,    TRANSLATION   RETAINED  STOCKHOLDER'S
       (In millions) (Unaudited)            STOCK   SURPLUS    NET OF TAX      NET OF TAX     ADJUSTMENTS   EARNINGS     EQUITY
       -------------------------            ------  -------  --------------  --------------   -----------   --------  -------------
Balance, December 31, 2003                  $    6  $ 2,240   $       728    $          (17)  $        (1)  $  3,648  $       6,604

Comprehensive income
Net income                                                                                                       361            361
                                                                                                                      -------------
Other comprehensive income, net of tax (1)
  Cumulative effect of accounting change                              292                                                       292
  Net change in unrealized capital gains on
      securities (2)                                                 (453)                                                     (453)

  Net loss on cash flow hedging
      instruments                                                                       (56)                                    (56)
                                                                                                                      -------------
Total other comprehensive income                                                                                               (217)
                                                                                                                      -------------
    Total comprehensive income                                                                                                  144
                                                                                                                      -------------
Dividends declared                                                                                              (449)          (449)
                                            ------  -------   -----------    --------------   -----------   --------  -------------
    BALANCE, JUNE 30, 2004                  $    6  $ 2,240   $       567    $          (73)  $        (1)  $  3,560  $       6,299
                                            ------  -------   -----------    --------------   -----------   --------  -------------

SIX MONTHS ENDED JUNE 30, 2003

                                                                           ACCUMULATED OTHER
                                                                         COMPREHENSIVE INCOME
                                                             --------------------------------------------
                                                             NET UNREALIZED     NET GAIN
                                                                 CAPITAL      ON CASH FLOW      FOREIGN
                                                                GAINS ON        HEDGING        CURRENCY                  TOTAL
                                            COMMON  CAPITAL    SECURITIES,    INSTRUMENTS,    TRANSLATION   RETAINED  STOCKHOLDER'S
         (In millions) (Unaudited)          STOCK   SURPLUS    NET OF TAX      NET OF TAX     ADJUSTMENTS   EARNINGS     EQUITY
         -------------------------          ------  -------  --------------  --------------   -----------   --------  -------------
Balance, December 31, 2002                  $    6  $ 2,041  $          463  $          111   $        (1)  $  3,197  $       5,817

Comprehensive income
Net income                                                                                                       289            289
                                                                                                                      -------------
Other comprehensive income, net of tax (1)
  Net change in unrealized capital gains
    on securities (2)                                                   427                                                     427
  Net loss on cash flow hedging
    instruments                                                                         (34)                                    (34)
  Cumulative translation adjustments                                                                                             --
                                                                                                                      -------------
Total other comprehensive income                                                                                                393
                                                                                                                      -------------
    Total comprehensive income                                                                                                  682
                                                                                                                      -------------
Capital contribution                                    150                                                                     150
Dividends declared                                                                                              (100)          (100)
                                            ------  -------   -----------    --------------   -----------   --------  -------------
    BALANCE, JUNE 30, 2003                  $    6  $ 2,191   $       890    $           77   $        (1)  $  3,386  $       6,549
                                            ------  -------   -----------    --------------   -----------   --------  -------------


(1) Unrealized capital (losses) gains on securities is reflected net of tax (benefit) provision of $(244) and $230 for the six months ended June 30, 2004 and 2003, respectively. Net (loss) on cash flow hedging instruments is net of tax benefit of $(30) and $(18) for the six months ended June 30, 2004 and 2003, respectively. There is no tax effect on cumulative translation adjustments.

(2) Net of reclassification adjustment for gains (losses) realized in net income of $37 and $(16) for the six months ended June 30, 2004 and 2003, respectively.

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     SIX MONTHS ENDED
                                                                                                         JUNE 30,
                           (In millions) (Unaudited)                                                2004         2003
                           -------------------------                                                ----         ----
OPERATING ACTIVITIES
    Net income                                                                                  $      361     $     289
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
    Net realized capital (gains) losses                                                                (87)           (5)
    Cumulative effect of adoption of SOP 03-1                                                           18             -
    Amortization of deferred policy acquisition costs and present value of future profits              394           288
    Additions to deferred policy acquisition costs and present value of future profits                (727)         (611)
    Depreciation and amortization                                                                       27            50
    Decrease (increase) in premiums receivable and agents' balances                                     (5)            1
    (Decrease) increase in other liabilities                                                          (122)          162
    Increase in receivables                                                                           (145)          (14)
    (Decrease) increase in payables and accruals                                                      (147)           27
    Decrease in accrued taxes payable                                                                  (13)          (26)
    Increase in deferred income taxes                                                                  525            66
    Amortization of sales inducements                                                                   12            30
    Additions to deferred sales inducements                                                            (63)          (66)
    Increase in future policy benefits                                                                 264           287
    Increase in reinsurance recoverables                                                                 2           (20)
    Decrease (increase) in other assets                                                                257          (123)
                                                                                                ----------     ---------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                                                     551           335
                                                                                                ==========     =========
INVESTING ACTIVITIES
    Purchases of fixed maturity and equity security investments, available-for-sale                 (6,551)       (7,266)
    Sales of fixed maturity and equity security investments, available-for-sale                      4,888         2,873
    Maturities of fixed maturity and equity security investments, available-for-sale                 1,750         1,685
    Other                                                                                                5             -
                                                                                                ----------     ---------
         NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                                           92        (2,708)
                                                                                                ==========     =========
FINANCING ACTIVITIES
    Capital Contributions                                                                                -           150
    Dividends paid                                                                                    (449)         (100)
    Net receipts(disbursements) for investment and universal life-type contracts charged
        against policyholder accounts                                                                 (222)        2,289
                                                                                                ----------     ---------
         NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                                         (671)        2,339
                                                                                                ==========     =========
    Net (decrease) increase in cash                                                                    (28)          (34)
    Cash - beginning of period                                                                          96            79
                                                                                                ----------     ---------
         CASH - END OF PERIOD                                                                   $       68     $      45
                                                                                                ==========     =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
NET CASH PAID) DURING THE PERIOD FOR
Income taxes                                                                                    $       27     $      26

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Dollar amounts in millions, unless otherwise stated)
                                   (Unaudited)

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

BASIS OF PRESENTATION

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

The condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America, which differ materially from the accounting prescribed by various insurance regulatory authorities. The financial statements include the accounts of Hartford Life Insurance Company and its wholly-owned as well as controlled majority owned subsidiaries. All intercompany material transactions and balances between Hartford Life Insurance Company, its subsidiaries and affiliates have been eliminated.

The accompanying condensed, consolidated financial statements and notes as of June 30, 2004, and for the second quarter and six months ended June 30, 2004 and 2003 are unaudited. These condensed consolidated financial statements reflect all adjustments (consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods. These condensed financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Hartford Life Insurance Company's 2003 Form 10-K Annual Report and Report on Form 8-K filed on May 28, 2004. Hartford Life Insurance Company filed the Form 8-K on May 28, 2004 to report the Company's updating of certain historical segment information included in its Annual Report on Form 10-K for the year ended December 31, 2003, to give effect to the Company's new reportable operating segments. (For further discussion of the new reportable operating segments, see Note 9.) The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

INVESTMENTS

As discussed in the Note 4 below, on January 1, 2004, the Company reclassified certain separate account assets to the general account and classified a portion of these assets as trading securities. Trading securities are recorded at fair value with subsequent changes in fair value recognized in net investment income.

STOCK BASED COMPENSATION

In January 2003, The Hartford began expensing all stock-based compensation awards granted or modified after January 1, 2003 under the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". The fair value of these awards will be recognized over the awards' vesting period, generally 3 years. Hartford Life Insurance Company's employees are included in The Hartford's stock compensation plans, the allocated expense associated with stock-based compensation for the second quarters ending June 30, 2004 and 2003, was immaterial. Prior to January 1, 2004, The Hartford used the Black-Scholes model to estimate the fair value of The Hartford's stock-based compensation. For all awards granted or modified on or after January 1, 2004, The Hartford used a binomial option-pricing model that incorporates the possibility of early exercise of options into the valuation. The binomial model also incorporates The Hartford's historical forfeiture and exercise experience to determine the option value. For these reasons, The Hartford believes the binomial model provides a fair value that is more representative of actual historical experience than the value calculated under the Black-Scholes model.

All stock-based awards granted or modified prior to January 1, 2003, continue to be valued using the intrinsic value-based provisions set forth in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock-Issued to Employees". Under the intrinsic value method, compensation expense is determined on the measurement date, which is the first date on which both the number of shares the employee is entitled to receive and the exercise price are known. Compensation expense, if any, is measured based on the award's intrinsic value, which is the excess of the market price of the stock over the exercise price on the measurement date. The expense related to stock-based employee compensation, including non-option plans, included in the determination of net income for the second quarters and six months ended June 30, 2004 and 2003 is less than that which would have been recognized if the fair value method had been applied to all awards since the effective date of SFAS No. 123. (For further discussion of the stock compensation plans, see Note 2 of Notes to Consolidated Financial Statements included in Hartford Life Insurance Company's 2003 Form 10-K Annual Report.)

ADOPTION OF NEW ACCOUNTING STANDARDS

FSP 97-1

In June 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") FAS 97-1, "Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments (SFAS No. 97), Permit or Require Accrual of an Unearned Revenue Liability." The implementation of Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-1"), raised a question regarding the interpretation of the requirements of SFAS No. 97 concerning when it is appropriate to record an unearned revenue liability. This FSP clarifies that SFAS No. 97 is clear in its intent and language; it is appropriate to recognize an unearned revenue liability for amounts that have been assessed to compensate the insurer for services to be performed over future periods. SOP 03-1 describes one situation, when assessments result in profits followed by losses, where an unearned revenue liability is required. SOP 03-1 does not amend SFAS No. 97 or limit the recognition of an unearned revenue liability to the situation described in SOP 03-1. The guidance in the FSP is effective for financial statements for fiscal periods beginning after June 18, 2004. The adoption of this FSP is not expected to have a material impact on the Company's consolidated financial condition or results of operations. (For further discussion of SOP 03-1, see Note 3.)

SOP 03-1

In July 2003, Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AICPA") issued SOP 03-1. SOP 03-1 addresses a wide variety of topics, some of which have a significant impact on the Company. The major provisions of SOP 03-1 require:

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

SOP 03-1 was effective for financial statements for fiscal years beginning after December 15, 2003. At the date of initial application, January 1, 2004, the cumulative effect of the adoption of SOP 03-1 on net income and other comprehensive income was comprised of the following individual impacts:

                                                                                            Other
                                                                         Net            Comprehensive
              Cumulative Effect of Adoption                          Income (Loss)      Income (Loss)
              -----------------------------                          ------------       -------------
Establishing GMDB and other benefit reserves for annuity contracts   $        (50)      $          --
Reclassifying certain separate accounts to general accounts                    30                 294
Other                                                                           2                  (2)
                                                                     ------------       -------------
Total cumulative effect of adoption                                  $        (18)      $         292
                                                                     ------------       -------------

With the adoption of SOP 03-1, certain annuity products were accounted for in the general account, including reporting of the spreads on the Company's MVA fixed annuities on a gross basis in net investment income and benefits expense. This change in accounting resulted in increases of $150 and $304 in net investment income and increases of $149 and $297 in benefits, claims and claim adjustment expenses for the second quarter and six months ended June 30, 2004, respectively.

FUTURE ADOPTION OF NEW ACCOUNTING STANDARDS

EITF 02-14

In July 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 02-14, "Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock If the Investor Has the Ability to Exercise Significant Influence Over the Operating and Financial Policies of the Investee". The EITF concluded that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The EITF defined in-substance common stock as an investment that has risk and reward characteristics that are substantially similar to common stock.

EITF 02-14 is effective for reporting periods beginning after September 15, 2004. For investments that are in-substance common stock but that were not accounted for under the equity method prior to the consensus, the effect of adoption should be reported as a change in accounting principle. For investments that are not common stock or in-substance common stock but that were accounted for under the equity method of accounting prior to the consensus, the equity method of accounting should be discontinued prospectively from the date of adoption and the investor should evaluate whether the investment should be prospectively accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", or the cost method under APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock". The adoption of this standard is not expected to have a material impact on the Company's consolidated financial condition or results of operations.

FSP 106-2

In May 2004, the FASB issued FSP FAS No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-2"), which provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act"). The Act introduces (1) a prescription drug benefit under Medicare and (2) a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least "actuarially equivalent" to Medicare Part D. The FASB concluded that the subsidy should be treated as an actuarial gain pursuant to SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". FSP 106-2 is effective for the first interim period or annual period beginning after June 15, 2004. If the effect of the Act is not considered a significant event, the effects of the Act should be incorporated in the next measurement of plan assets and obligations. The Hartford has determined that it will be entitled to the subsidy. The Hartford does not consider the impact of adoption of the Act to have a significant impact on net periodic postretirement benefit cost or accumulated postretirement benefit obligation and will include the effects of the Act in the

Hartford's next scheduled re-measurement, January 1, 2005. Hartford Life Insurance Company's employees are included in The Hartford's postretirement benefits plan, and as such, the postretirement benefits expenses are allocated to the Company by The Hartford.

EITF 03-1

In March 2004, the EITF reached a final consensus on Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". EITF 03-1 adopts a three-step impairment model for securities within its scope. The three-step model must be applied on a security-by-security basis as follows:

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

Subsequent to an other-than-temporary impairment loss, a debt security should be accounted for in accordance with SOP 03-3, "Accounting for Loans and Certain Debt Securities Acquired in a Transfer". EITF 03-1 does not replace the impairment guidance for investments accounted for under EITF Issue 99-20, "Recognition of Interest Income and Impairments on Purchased and Retained Beneficial Interests in Securitized Financial Assets", however, investors will be required to determine if a security is other-than-temporarily impaired under EITF 03-1 if the security is determined not to be impaired under EITF 99-20. The disclosure provisions of EITF 03-1 adopted by the Company effective December 31, 2003 and included in Note 3 of the Notes to Consolidated Financial Statements included in Hartford Life Insurance Company's 2003 Form 10-K Annual Report will prospectively include securities subject to EITF 99-20.

In addition to the disclosure requirements adopted by the Company effective December 31, 2003, the final consensus of EITF 03-1 included additional disclosure requirements that are effective for fiscal years ending after June 15, 2004. The impairment evaluation and recognition guidance in EITF 03-1 will be applied prospectively for all relevant current and future investments, effective in reporting periods beginning after June 15, 2004. The Company continues to assess the impact of the impairment evaluation and recognition guidance in EITF 03-1 on the Company's consolidated financial condition and results of operations. While certain provisions of EITF 03-1 require significant judgment by management, the Company currently believes the most significant area of potential impact will be related to certain asset-backed securities supported by aircraft lease receivables that are currently accounted for under EITF 99-20. The Company's gross unrealized loss related to these securities as of June 30, 2004 was approximately $55. The ultimate impairment recognized upon the adoption of EITF 03-1, if any, will depend on market conditions and management's intent and ability to hold securities with unrealized losses at the time of impairment evaluation.

EITF 03-16

In March 2004, the EITF reached a final consensus on Issue 03-16, "Accounting for Investments in Limited Liability Companies". EITF 03-16 will require investors in limited liability corporations that have specific ownership accounts to follow the equity method for investments that are more than minor (e.g. greater than 3% ownership interest) as prescribed in SOP 78-9, "Accounting for Investments in Real Estate Ventures", and EITF Topic No. D-46, "Accounting for Limited Partnership Investments". Investors that do not have specific ownership accounts or minor ownership interests should follow the significant influence model prescribed in APB Opinion No. 18 for corporate investments. EITF 03-16 excludes securities that are required to be accounted for as debt securities based on the guidance in paragraph 14 of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", and EITF 99-20. EITF 03-16 is effective for quarters beginning after June 15, 2004 and should be applied as a change in accounting principle. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial condition or results of operations.

2. DERIVATIVE AND HEDGING ACTIVITY

DERIVATIVE INSTRUMENTS

The Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards, futures and options designed to achieve one of four Company-approved objectives: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; to control transaction costs; or to enter into replication transactions.

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

The following table summarizes the notional amount and fair value of derivatives by hedge designation as of June 30, 2004 and December 31, 2003. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and are not necessarily reflective of credit risk. The fair value amounts of derivative assets and liabilities are presented on a net basis in the following table.

                                                            June 30, 2004                   December 31, 2003
                                                    -----------------------------    ------------------------------
                                                    Notional Amount    Fair Value    Notional Amount     Fair Value
                                                    ---------------    ----------    ---------------     ----------
Cash flow hedge                                     $         5,270    $     (203)   $         2,592     $      (49)
Fair value hedge                                                269           (11)               163             (6)
Other investment and risk management activities              46,293           (15)            33,745             (8)
                                                    ---------------    ----------    ---------------     ----------
    TOTAL                                           $        51,832    $     (229)   $        36,500     $      (63)
                                                    ===============    ==========    ===============     ==========

The increase in notional amount since December 31, 2003 is primarily due to an increase in embedded derivatives associated with guaranteed minimum withdrawal benefit ("GMWB") product sales, and, to a lesser extent, derivatives transferred to the general account as a result of the adoption of SOP 03-1 and new hedging strategies. The decrease in the net fair value of derivative instruments since December 31, 2003 was primarily due to the rise in interest rates during the second quarter of 2004 and derivatives transferred to the general account pursuant to the adoption of SOP 03-1.

Due to the adoption of SOP 03-1, derivatives previously included in separate accounts were reclassified into various other balance sheet classifications. On January 1, 2004, the notional amount and net fair value of derivative instruments reclassified totaled $2.9 billion and $(71), respectively. As of June 30, 2004, $22 of the derivatives were reported in other investments, $103 in other liabilities, and $5 of embedded derivatives in fixed maturities in the condensed consolidated balance sheets. Management's objectives with regard to the reclassified derivatives along with the notional amount and net fair value as of June 30, 2004 are as follows:

                          HEDGING STRATEGY                                                  NOTIONAL AMOUNT       FAIR VALUE
                          ----------------                                                  ---------------       ----------
CASH FLOW HEDGES
    Interest rate swaps - Interest rate swaps are primarily used to convert interest receipts on floating-rate fixed maturity investments to fixed rates. These derivatives are predominantly used to better match cash
    receipts from assets with cash disbursements required to fund liabilities.                $    1,596          $       18

    Foreign currency swaps - Foreign currency swaps are used to convert foreign denominated cash flows associated with certain foreign denominated fixed maturity investments to U.S. dollars. The foreign fixed maturities are primarily denominated in Euros and are swapped to minimize cash flow
    fluctuations due to changes in currency rates.                                                   413                (103)

FAIR VALUE HEDGES

    Interest rate caps and floors - Interest rate caps and floors are used to offset the changes in fair value related to corresponding interest rate caps and floors that exist in certain of the Company's variable-rate fixed
    maturity investments.                                                                            111                  (2)

OTHER INVESTMENT AND RISK MANAGEMENT ACTIVITIES

    Credit default and total return swaps - The Company enters into swap agreements in which the Company assumes credit exposure or reduces credit
    exposure from an individual entity, referenced index or asset pool.                              444                  --

    Interest rate swaps - The Company uses interest rate swaps to manage interest
    rate risk.                                                                                       250                  16

    Options - The Company writes option contracts for a premium to monetize the
    option embedded in certain of its fixed maturity investments.                                    162                  --

    Foreign currency swaps - The Company enters into foreign currency swaps to hedge the foreign currency exposures in certain of its foreign fixed maturity
    investments.                                                                                      45                  (5)
                                                                                              ----------          ----------
TOTAL                                                                                         $    3,021          $      (76)
                                                                                              ==========          ==========

In addition to the derivatives transferred to the general account as a result of the adoption of SOP 03-1, during the first quarter of 2004, the Company entered into a series of interest rate swap agreements with a combined notional value of $350 to hedge a portion of the Company's floating rate guaranteed investment contracts. These swaps have been designated as cash flow hedges, with the objective of hedging changes in the benchmark interest rate (LIBOR), and were structured to offset the payments associated with the guaranteed investment contracts. As of June 30, 2004, the notional amount and net fair value of these swaps totaled $350 and $13, respectively.

During the six months ended June 30, 2004, the Company entered into credit default swap agreements in which the Company pays a derivative counterparty a periodic fee in exchange for compensation from the counterparty should a credit event occur on the part of the referenced security issuer. The Company entered into these agreements as an efficient means to reduce credit exposure to the specified issuers. As of June 30, 2004, the notional amount and net fair value of these swaps totaled $454 and less than $1, respectively.

Periodically the Company enters into interest rate swap agreements to terminate existing swaps in hedging relationships, thereby offsetting the prospective changes in value in the original swap. During the second quarter of 2004, the Company cash settled both the original and offsetting swap agreements, resulting in a reduction in notional amount of approximately $2.1 billion from December 31, 2003. No net realized gain or loss was recorded as a result of the settlement.

Derivative instruments are recorded at fair value and presented in the condensed consolidated balance sheets as follows:


                                               June 30, 2004                 December 31, 2003
                                       ---------------------------     ----------------------------
                                                        Liability                        Liability
                                       Asset Values      Values        Asset Values       Values
                                       ------------    -----------     ------------     -----------
Other investments                      $         57    $        --     $        116     $        --
Reinsurance recoverables                         --            125               --             115
Other policyholder funds                        125             --              115              --
Fixed maturities                                  5             --                7              --
Other liabilities                                --            291               --             186
                                       ------------    -----------     ------------     -----------
               TOTAL                   $        187    $       416     $        238     $       301
                                       ============    ===========     ============     ===========

For the second quarter and six months ended June 30, 2004 and 2003, the Company's gross gains and losses representing the total ineffectiveness of all fair value and net investment hedges were less than $1, with the net impact reported as net realized capital gains and losses. For the second quarter and six months ended June 30, 2004, the Company recorded a net loss due to ineffectiveness on cash flow hedges of $3, after-tax, primarily associated with interest rate swap hedges, in net realized capital gains and losses. For the second quarter and six months ended June 30, 2003, the cash flow hedge ineffectiveness was less than $1.

The total change in value for other derivative-based strategies which do not qualify for hedge accounting treatment, including the periodic net coupon settlements, are reported as net realized capital gains and losses in the condensed consolidated statements of income. For the second quarter and six months ended June 30, 2004, the Company recognized an after-tax net gain of $10 and $18, respectively, for derivative-based strategies which do not qualify for hedge accounting treatment. For the second quarter and six months ended June 30, 2003, the after-tax net gain was $1 and less than $1, respectively.

As of June 30, 2004, the after-tax deferred net gains on derivative instruments in accumulated other comprehensive income ("AOCI") that are expected to be reclassified to earnings during the next twelve months are $10. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains or losses as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable-rate fixed maturities) is twenty-four months. For the second quarter and six months ended June 30, 2004 and 2003, there were no reclassifications from AOCI to earnings resulting from the discontinuance of cash flow hedges.

3. DEATH BENEFITS AND OTHER INSURANCE BENEFIT FEATURES

The Company sells variable annuity contracts, through separate accounts, that offer various guaranteed death benefits. The Company currently reinsures a significant portion of these death benefit guarantees associated with its in-force block of business. Upon adoption of SOP 03-1, the Company recorded a liability for GMDB and other benefits sold with variable annuity products of $217 and a related reinsurance recoverable asset of $108. As of June 30, 2004, the liability from GMDB and other benefits sold with variable annuity products was $196 with a related reinsurance recoverable asset of $92. The net GMDB liability is established by estimating the expected value of net reinsurance costs and net death benefits in excess of the projected account balance and recognizing the excess death benefits and net reinsurance costs ratably over the accumulation period based on total expected assessments. The determination of the GMDB liability and related reinsurance recoverable is based on models that involve a range of scenarios and assumptions, including those regarding expected market rates of return and volatility, contract surrender rates and mortality experience. The assumptions used are consistent with those used in determining estimated gross profits for purposes of amortizing deferred acquisition costs.

The following table provides details concerning GMDB exposure for the Retail Products Group which comprises substantially all of the GMDB exposure:

BREAKDOWN OF VARIABLE ANNUITY ACCOUNT VALUE BY                                  NET AMOUNT AT    RETAINED NET
GMDB TYPE                                                    ACCOUNT VALUE          RISK        AMOUNT AT RISK
                                                             -------------      -------------   --------------
Maximum anniversary value (MAV) [1]
      MAV only                                               $      61,264      $      8,299     $        913
      With 5% rollup [2]                                             4,132               672              121
      With Earnings Protection Benefit Rider (EPB) [3]               3,974               134               40
      With 5% rollup & EPB                                           1,469               112               19
                                                             -------------      ------------     ------------
      Total MAV                                                     70,839             9,217            1,093
Asset Protection Benefit (APB) [4]                                  11,627                17               10
Ratchet [5] (5 years)                                                   43                 3               --
Reset [6] (5 -7 years)                                               8,478               863              862
Return of Premium [7]/Other                                          1,517                11               11
                                                             -------------      ------------     ------------
        TOTAL                                                $      92,504      $     10,111     $      1,976
                                                             =============      ============     ============

[1] MAV: the death benefit is the greatest of current account value, net premiums paid and the highest account value on any anniversary before age 80 (adjusted for withdrawals).

[2] Rollup: the death benefit is the greatest of the MAV, current account value, net premium paid and premiums (adjusted for withdrawals) accumulated at generally 5% simple interest up to the earlier of age 80 or 100% of adjusted premiums.

[3] EPB: The death benefit is the greatest of the MAV, current account value, or contract value plus a percentage of the contract's growth. The contract's growth is account value less premiums net of withdrawals, subject to a cap of 200% of premiums net of withdrawals.

[4] APB: the death benefit is the greater of current account value or MAV, not to exceed current account value plus 25% times the greater of net premiums and MAV (each adjusted for premiums in the past 12 months).

[5] Ratchet: the death benefit is the greatest of current account value, net premiums paid and the highest account value on any specified anniversary before age 85 (adjusted for withdrawals).

[6] Reset: the death benefit is the greatest of current account value, net premiums paid and the most recent five to seven year anniversary account value before age 80 (adjusted for withdrawals).

[7] Return of premium: the death benefit is the greater of current account value and net premiums paid.

The Individual Life segment sells universal life-type contracts with certain secondary guarantees, such as a guarantee that the policy will not lapse, even if the account value is reduced to zero, as long as the policyholder makes scheduled premium payments. The cumulative effect on net income upon recording liabilities for secondary guarantees, in accordance with SOP 03-1, was not material. Currently there is diversity in industry practice and inconsistent guidance surrounding the application of SOP 03-1 to universal life-type contracts. An AICPA task force has been convened to develop guidance surrounding the methodology for determining reserves for universal life-type contracts and the related secondary guarantees. This may result in an adjustment to the cumulative effect of adopting SOP 03-1 and could impact future earnings.

4. SEPARATE ACCOUNT PRESENTATION

Hartford Life Insurance Company maintains separate account assets and liabilities, which are reported at fair value. Separate account assets are segregated from other investments and investment income and gains and losses accrue directly to the policyholder. See Note 3 for a discussion of death benefit guarantees offered in variable annuity contracts sold through separate accounts. The fees earned for administrative and contract holder maintenance services performed for these separate accounts are included in fee income. During 2004, there were no gains or losses on transfers of assets from the general account to the separate account. The Company had recorded certain market value adjusted ("MVA") fixed annuity products and modified guarantee life insurance (primarily the Company's Compound Rate Contract ("CRC") and associated assets) as separate account assets and liabilities through December 31, 2003. Notwithstanding the market value adjustment feature in this product, all of the investment performance of the separate account assets is not being passed to the contract holder, and it therefore, does not meet the conditions for separate account reporting under SOP 03-1. Separate account assets and liabilities related to CRC of $11 billion were reclassified to, and revalued in, the general account upon adoption of SOP 03-1.

5. SALES INDUCEMENTS

The Company currently offers enhanced crediting rates or bonus payments to contract holders on certain of its individual and group annuity products. Through December 31, 2003, the expense associated with offering certain of these bonuses was deferred and amortized over the contingent deferred sales charge period. Others were expensed as incurred. Effective January 1, 2004, upon adopting SOP 03-1, the expense associated with offering a bonus is deferred and amortized over the life of the related contract in a pattern consistent with the amortization of deferred policy acquisition costs. Also, effective January 1, 2004, amortization expense associated with expenses previously deferred is recorded over the remaining life of the contract rather than over the contingent deferred sales charge period. Changes in deferred sales inducement activity were as follows:

                                                        SECOND QUARTER ENDED    SIX MONTHS ENDED
                                                           JUNE 30, 2004         JUNE 30, 2004
                                                        --------------------    ----------------
Balance, beginning of period                            $                225    $            198

Sales inducements deferred                                                30                  63

Amortization charged to income                                            (6)                (12)
                                                        --------------------    ----------------
Balance at June 30, 2004                                $                249    $            249
                                                        ====================    ================

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", and accordingly ceased all amortization of goodwill. For the second quarter and six months ended June 30, 2004 no goodwill was acquired, impaired or written off. As of June 30, 2004 and December 31, 2003, the carrying amount of goodwill was $186.

The following table shows the Company's acquired intangible assets that continue to be subject to amortization and aggregate amortization expense. Except for goodwill, the Company has no intangible assets with indefinite useful lives.

                                     AS OF JUNE 30, 2004       AS OF DECEMBER 31, 2003
                                   ------------------------    ------------------------
                                    GROSS      ACCUMULATED      GROSS      ACCUMULATED
                                   CARRYING        NET         CARRYING        NET
  AMORTIZED INTANGIBLE ASSETS       AMOUNT     AMORTIZATION     AMOUNT     AMORTIZATION
-------------------------------    --------    ------------    --------    ------------
Present value of future profits     $  607       $  134         $  605       $   115
                                    ------       ------         ------       -------
Total                               $  607       $  134         $  605       $   115
                                    ======       ======         ======       =======

Net amortization expense for the second quarters ended June 30, 2004 and 2003 was $11 and $9, respectively. Net amortization expense for the six months ended June 30, 2004 and 2003 was $19 and $14, respectively.

The Company has agreed to offer over 40,000 London Pacific Life and Annuity Company ("London Pacific") deferred annuity customers, representing approximately $1.5 billion in account value, the opportunity to exchange to a Hartford Life Insurance Company contract in the third quarter of 2004. The Company will also assume approximately 6,000 immediate annuities and 2,000 universal life policies from London Pacific pursuant to orders entered by the Wake County Superior Court of North Carolina. The transactions are expected to be completed in three separate blocks between July 2004 and March 2005.

Estimated future net amortization expense for the succeeding five years is as follows:

FOR THE YEAR ENDING DECEMBER 31,
         2004                      $  37
         2005                      $  30
         2006                      $  28
         2007                      $  26
         2008                      $  23

7. COMMITMENTS AND CONTINGENCIES

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

REGULATORY DEVELOPMENTS

There continues to be significant federal and state regulatory activity relating to financial services companies, particularly mutual funds companies. These regulatory inquiries have focused on a number of mutual fund issues. The Company has received requests for information and subpoenas from the Securities and Exchange Commission ("SEC"), a subpoena from the New York Attorney General's Office, and requests for information from the Connecticut Securities and Investments Division of the Department of Banking, in each case requesting documentation and other information regarding various mutual fund regulatory issues. The Company continues to respond to requests for documents and information from representatives from the SEC's Office of Compliance Inspections and Examinations in connection with their ongoing compliance examinations regarding market timing and late trading, revenue sharing and directed brokerage, fees, fund service providers and transfer agents, and other mutual fund-related issues. In addition, the SEC's Division of Enforcement has commenced an investigation of Hartford Life's variable annuity and mutual fund operations. The Company continues to cooperate fully with the SEC and other regulatory agencies.

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

Like numerous other insurance carriers, The Hartford has received a subpoena from the New York Attorney General's Office in connection with its inquiry into compensation arrangements between brokers and carriers. The Hartford is cooperating with the inquiry. Consistent with long-standing and wide-spread industry practice, The Hartford makes incentive compensation payments to brokers that may be based on the volume, growth and/or profitability of business placed with The Hartford. The Hartford expects the independent brokers with whom we work to comply with all applicable laws, including any concerning the disclosure of compensation arrangements. At this early stage, it is too soon to tell what impact, if any, the investigation will have on The Hartford.

TAX MATTERS

The Company's Federal income tax returns are routinely audited by the Internal Revenue Service ("IRS"). The Company is currently under audit for the 1998-2001 tax years. Although there has been no agreement reached between the Company and the IRS at this time, the amount of tax related to the separate account dividends-received deduction ("DRD") that is under discussion for all open years could result in a benefit to the Company's financial position and future results of operations. There can be no assurances that such an agreement will be reached. (For further discussion of the Company's separate account DRD, see Note 12 of Notes to Consolidated Financial Statements included in the Company's 2003 Form 10-K Annual Report.) Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from tax examinations and other tax-related matters for all open tax years.

8. TRANSACTIONS WITH AFFILIATES

For a description of transactions with affiliates, see Note 13 of Notes to Consolidated Financial Statements included in Hartford Life Insurance Company's Form 10-K Annual Report.

9. SEGMENT INFORMATION

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

                                         RETAIL    INSTITUTIONAL
                                        PRODUCTS     SOLUTIONS      INDIVIDUAL
                                         GROUP         GROUP            LIFE      OTHER     TOTAL
                                        --------   -------------    ----------    -----     ------
SECOND QUARTER ENDED JUNE 30, 2004
Total revenues                           $  627      $   427          $  230      $ 56      $1,340
Net income                                   95           25              35        25         180
                                         ------      -------          ------      ----      ------
SECOND QUARTER ENDED JUNE 30, 2003
Total revenues                              438          463             219        66       1,186
Net income                                  101           25              34        29         189
                                         ------      -------          ------      ----      ------
SIX MONTHS ENDED JUNE 30, 2004
Total revenues                            1,255          861             460       158       2,734
Net income                                  171           43              67        80         361
                                         ------      -------          ------      ----      ------
SIX MONTHS ENDED JUNE 30, 2003
Total revenues                              830          879             439        56       2,204
Net income                                  162           53              63        11         289
                                         ------      -------          ------      ----      ------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in millions, unless otherwise stated)

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") addresses the financial condition of Hartford Life Insurance Company and its subsidiaries ("Hartford Life Insurance Company" or the "Company") as of June 30, 2004, compared with December 31, 2003, and its results of operations for the second quarter and six months ended June 30, 2004 compared with the equivalent period in 2003. This discussion should be read in conjunction with the MD&A included in the Company's 2003 Form 10-K Annual Report and Report on Form 8-K filed on May 28, 2004. Hartford Life Insurance Company filed the Form 8-K on May 28, 2004 to report the Company's updating of certain historical segment information included in its Annual Report on Form 10-K for the year ended December 31, 2003, to give effect to the Company's new reportable operating segments. (For further discussion see Organizational Structure in the Consolidated Results of Operations section.)

Certain of the statements contained herein are forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company's control and have been made based upon management's expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of various factors. These factors include: the difficulty in predicting the Company's potential exposure for the possible occurrence of terrorist attacks; the response of reinsurance companies under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect the Company against losses; changes in the stock markets, interest rates or other financial markets, including the potential effect on the Company's statutory capital levels; the inability to effectively mitigate the impact of equity market volatility on the Company's financial position and results of operations arising from obligations under annuity product guarantees; the uncertain effect on the Company of the Jobs and Growth Tax Relief Reconciliation Act of 2003, in particular the reduction in tax rates on long-term capital gains and most dividend distributions; the possibility of more unfavorable loss experience than anticipated; stronger than anticipated competitive activity; unfavorable judicial or legislative developments, including the possibility that the Terrorism Risk Insurance Act of 2002 is not extended beyond 2005; the potential effect of regulatory developments, which could increase the Company's business costs and required capital levels; the possibility of general economic and business conditions that are less favorable than anticipated; the Company's ability to distribute its products through distribution channels, both current and future; the uncertain effects of emerging claim and coverage issues; the effect of assessments and other surcharges for guaranty funds; a downgrade in the Company's claims-paying, financial strength or credit ratings; the ability of the Company's subsidiaries to pay dividends to the Company; and other factors described in such forward-looking statements.

Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

INDEX

Critical Accounting Estimates                              19
Consolidated Results of Operations - Operating Summary     21
Retail Products Group                                      22
Institutional Solutions Group                              23
Individual Life                                            24
Investments                                                24
Investment Credit Risk                                     27
Capital Markets Risk Management                            33
Capital Resources and Liquidity                            34
Accounting Standards                                       36

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America ("GAAP"), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: deferred policy acquisition costs and present value of future profits; investments; reserves and contingencies. In developing these estimates management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements.

DEFERRED POLICY ACQUISITION COSTS AND PRESENT VALUE OF FUTURE PROFITS

Policy acquisition costs, which include commissions and certain other expenses that vary with and are primarily associated with acquiring business, are deferred and amortized over the estimated lives of the contracts, usually 20 years. These deferred costs, together with the present value of future profits of acquired business, are recorded as an asset commonly referred to as deferred policy acquisition costs and present value of future profits ("DAC"). At June 30, 2004 and December 31, 2003, the carrying value of the Company's Life operations' DAC was $6.4 billion and $6.1 billion, respectively. For statutory accounting purposes, such costs are expensed as incurred.

The Company has developed sophisticated modeling capabilities to evaluate its DAC asset, which allowed it to run a large number of stochastically determined scenarios of separate account fund performance. These scenarios were then utilized to calculate a statistically significant range of reasonable estimates of gross profits or "EGPs". This range was then compared to the present value of EGPs currently utilized in the DAC amortization model. As of June 30, 2004, the present value of the EGPs utilized in the DAC amortization model fall within a reasonable range of statistically calculated present value of EGPs. As a result, the Company does not believe there is sufficient evidence to suggest that a revision to the EGPs (and therefore, a revision to the DAC) as of June 30, 2004 is necessary; however, if in the future the EGPs utilized in the DAC amortization model were to exceed the margin of the reasonable range of statistically calculated EGPs, a revision could be necessary. Furthermore, the Company has estimated that the present value of the EGPs is likely to remain within a reasonable range if overall separate account returns decline by 30% or less from June 30 levels for the balance of 2004, or 20% or less over the next twelve months, and if certain other assumptions that are implicit in the computations of the EGPs are achieved. For further discussion of these assumptions, see the Critical Accounting Estimates section of the Company's 2003 Form 10-K Annual Report under the heading "Deferred Policy Acquisition Costs and Present Value of Future Profits".

Additionally, the Company continues to perform analyses with respect to the potential impact of a revision to future EGPs. If such a revision to EGPs were deemed necessary, the Company would adjust, as appropriate, all of its assumptions for products accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments", and reproject its future EGPs based on current account values at the end of the quarter in which a revision is deemed to be necessary. To illustrate the effects of this process, assume the Company had concluded that a revision of the Company's EGPs was required at June 30, 2004. If the Company assumed a 9% average long-term rate of growth from June 30, 2004 forward along with other appropriate assumption changes in determining the revised EGPs, the Company estimates the cumulative increase to amortization would be approximately $3-$7, after-tax. If instead the Company were to assume a long-term growth rate of 8% in determining the revised EGPs, the adjustment would be approximately $32-$35, after-tax. Assuming that such an adjustment was to have been required, the Company anticipates that there would have been immaterial impacts on its DAC amortization for the 2004 and 2005 years exclusive of the adjustment, and that there would have been positive earnings effects in later years. Any such adjustment would not affect statutory income or surplus, due to the prescribed accounting for such amounts that is discussed above.

The overall recoverability of the DAC asset is dependent on the future profitability of the business. The Company tests the aggregate recoverability of the DAC asset by comparing the amounts deferred to the present value of total EGPs. In addition, the Company routinely stress tests its DAC asset for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced another significant sell-off, as the majority of policyholders' funds in the separate accounts is invested in the equity market. As of June 30, 2004, the Company believed variable annuity separate account assets could fall by at least 45% before portions of its DAC asset would be unrecoverable.

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

                                                                                SECOND QUARTER ENDED         SIX MONTHS ENDED
                                                                                       JUNE 30,                   JUNE 30,
                                                                              ------------------------  ------------------------
                                OPERATING SUMMARY                              2004     2003    CHANGE   2004      2003   CHANGE
                                -----------------                              ----     ----    ------   ----      ----   ------
Fee income                                                                    $   629  $   522    21%   $ 1,247   $1,016    23%
Earned premiums                                                                    81      151   (46%)      184      254   (28%)
Net investment income [1]                                                         607      437    39%     1,216      868    40%
Other revenue                                                                      --       33  (100%)       --       61  (100%)
Net realized capital gains                                                         23       43   (47%)       87        5    NM
                                                                              -------  -------   ---    -------   ------   ---
     TOTAL REVENUES                                                             1,340    1,186    13%     2,734    2,204    24%
                                                                              -------  -------   ---    -------   ------   ---
Benefits, claims, and claim adjustment expenses [1]                               728      629    16%     1,472    1,215    21%
Insurance operating costs and expenses                                            175      190    (8%)      352      352    --
Amortization of deferred policy acquisition costs and
  present value of future profits                                                 195      150    30%       394      288    37%
Other expenses                                                                     (1)       1    --         --        3  (100%)
                                                                              -------  -------   ---    -------   ------   ---
     TOTAL BENEFITS, CLAIMS AND EXPENSES                                        1,097      970    13%     2,218    1,858    19%
                                                                              -------  -------   ---    -------   ------   ---
     INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE        243      216    13%       516      346    49%
Income tax expense                                                                 63       27   133%       137       57   140%
                                                                              -------  -------   ---    -------   ------   ---
     INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                         180      189    (5%)      379      289    31%
Cumulative effect of accounting change, net of tax[2]                              --       --    --        (18)      --    NM
                                                                              -------  -------   ---    -------   ------   ---
     NET INCOME                                                               $   180  $   189    (5%)  $   361   $  289    25%
                                                                              =======  =======   ===    =======   ======   ===

[1] With the adoption of SOP 03-1, certain annuity products were required to be accounted for in the general account. This change in accounting resulted in increases of $150 and $304 in net investment income and increases of $149 and $297 in benefits, claims and claim adjustment expenses for the second quarter and six months ended June 30, 2004, respectively.

[2] For the six months ended June 30, 2004, represents the cumulative impact of the Company's adoption of SOP 03-1.

The Company defines "NM" as not meaningful for increases or decreases greater than 200%, or changes from a net gain to a net loss position, or vice versa.

The Company's net income decreased for the second quarter of 2004 compared to 2003 due primarily to higher income tax expense, lower realized capital gains and lower spread income on market value adjusted ("MVA") fixed annuities reported in the Retail segment due to the adoption of SOP 03-1. Partially offsetting the decrease in net income was growth in the variable annuity business within the Retail segment as a result of increasing assets under management.

For the six months ended June 30, 2004 compared to 2003, net income increased largely due to a significant increase in net realized capital gains. (See the Investments section for further discussion of investment results and related realized capital gains.) Also contributing to the earnings growth was an increase in net income in the Retail segment principally driven by growth in the variable annuity business as a result of increasing assets under management. Partially offsetting the positive earnings drivers for the six months ended June 30, 2004 was the cumulative effect of accounting change from the Company's adoption of SOP 03-1. The adoption of SOP 03-1 also resulted in certain changes in presentation in the Company's financial statements, including reporting of the spreads on the Company's MVA fixed annuities on a gross basis in net investment income and benefits expense. Exclusive of the cumulative effect, overall application of SOP 03-1 resulted in an immaterial reduction in net income. (For further discussion of the impact of the Company's adoption of SOP 03-1 see Note 1 of Notes to Condensed Consolidated Financial Statements).

RETAIL PRODUCTS GROUP

                                                                              SECOND QUARTER ENDED         SIX MONTHS ENDED
                                                                                      JUNE 30,                   JUNE 30,
                                                                              ---------------------  -----------------------------
                               OPERATING SUMMARY                               2004   2003   CHANGE    2004       2003      CHANGE
                               -----------------                               ----   ----   ------    ----       ----      ------
Fee income and other                                                          $ 388   $ 306    27%   $    765   $    585      31%
Earned premiums                                                                 (27)      1    NM         (48)        (8)     NM
Net investment income                                                           267     129   107%        539        245     120%
Net realized capital (losses) gains                                              (1)      2  (150%)        (1)         8    (113%)
                                                                              -----   -----   ---    --------   --------     ---
       TOTAL REVENUES                                                           627     438    43%      1,255        830      51%
                                                                              -----   -----   ---    --------   --------     ---
Benefits, claims, and claim adjustment expenses                                 259     152    70%        516        299      73%
Insurance operating costs and other expenses                                    106      95    12%        207        180      15%
Amortization of deferred policy acquisition costs and
   present value of future profits
                                                                                147     104    41%        301        193      56%
                                                                              -----   -----   ---    --------   --------     ---
       TOTAL BENEFITS, CLAIMS AND EXPENSES                                      512     351    46%      1,024        672      52%
                                                                              -----   -----   ---    --------   --------     ---
       INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE
                                                                                115      87    32%        231        158      46%
Income tax expense (benefit)                                                     20     (14)   NM          41         (4)     NM
                                                                              -----   -----   ---    --------   --------     ---
       INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE
                                                                                 95     101    (6%)       190        162      17%
Cumulative effect of accounting change, net of tax[1]                            --      --    --         (19)        --      NM
                                                                              -----   -----   ---    --------   --------     ---
       NET INCOME                                                             $  95   $ 101    (6%)  $    171   $    162       6%
                                                                              =====   =====   ===    ========   ========     ===
Individual variable annuity account values                                                           $ 92,504   $ 73,748      25%
Other individual annuity account values                                                                11,372     10,587       7%
401K and Specialty product account values                                                               5,489      3,705      48%
                                                                                                     --------   --------     ---
       TOTAL ACCOUNT VALUES [2]                                                                      $109,365   $ 88,040      24%
                                                                                                     --------   --------     ---
       S&P 500 INDEX VALUE AT END OF PERIOD                                                             1,141        975      17%
                                                                                                     --------   --------     ---

[1] For the quarter and six months ended June 30, 2004, represents the cumulative impact of the Company's adoption of SOP 03-1.

[2] Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.

Net income in the Retail segment increased for the six months ended June 30, 2004, principally driven by growth in the assets under management within the variable annuity business, partially offset by higher income tax expense, higher amortization of deferred policy acquisition costs and lower net income in the individual fixed annuity business. Net income for the Retail segment decreased for the second quarter ended June 30, 2004 primarily due to higher income tax expense, higher amortization of deferred policy acquisition costs and lower net income in the individual fixed annuity business, partially offset by growth in the assets under management within the variable annuity business. The Company uses assets under management as an internal performance measure. Relative profitability of the Retail segment is highly correlated to the growth in assets under management since the segment generally earns fee income on a daily basis on its assets under management. Assets under management are driven by the performance of the equity markets and net flows. Net flows are comprised of new sales less surrenders, death benefits and annuitizations of variable annuity contracts.

Fee income generated by the variable annuity operation increased, as average account values were higher in the second quarter and six months ended June 30, 2004 compared to the respective prior year periods. The increase in average account values can be attributed to equity market growth of $11.0 billion and net flows of $7.8 billion over the past four quarters. The Company uses the S&P 500 Index as an indicator for evaluating market returns of the underlying account portfolios, more specifically the average daily value of the S&P 500, which rose by approximately 17% from June 30, 2003 to June 30, 2004.

Income tax expense was higher for the second quarter and the six months ended June 30, 2004 due primarily to higher income earned by the segment and the $20 tax benefit recorded in the second quarter of 2003 related to the change in estimate of the dividends received deduction reported during 2002. The decrease in the individual fixed annuity business was attributed to a lower investment spread from the market value adjusted fixed annuity product for the second quarter and six months ended June 30, 2004 as compared to the respective prior year periods. In addition, with the adoption of SOP 03-1, the Company includes the investment return from the product in net investment income and includes interest credited to contract holders in the benefits, claims and claim adjustment expenses line in the income statement rather than reporting the net spread in fee income and other. Additionally, the ratio of DAC amortization to gross profits for the individual annuity business (defined as amortization of deferred policy acquisition costs as a percentage of income before taxes and amortization of deferred policy acquisition costs) was slightly higher for the second quarter and six months ended June 30, 2004 as compared to the comparable prior year periods, which resulted in lower net income.

INSTITUTIONAL SOLUTIONS GROUP

                                                            SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                  JUNE 30,                       JUNE 30,
                                                         --------------------------    ----------------------------
                   OPERATING SUMMARY                      2004      2003     CHANGE      2004      2003      CHANGE
                   -----------------                      ----      ----     ------      ----      ----      ------
Fee income and other                                     $   74    $   77      (4%)    $   145    $   152      (5%)
Earned premiums                                              95       143     (34%)        204        243     (16%)
Net investment income                                       256       238       8%         509        478       7%
Net realized capital gains                                    2         5     (60%)          3          6     (50%)
                                                         ------    ------      --      -------    -------      --
     TOTAL REVENUES                                         427       463      (8%)        861        879      (2%)
                                                         ------    ------      --      -------    -------      --
Benefits, claims, and claim adjustment expenses             353       374      (6%)        714        703       2%
Insurance operating costs and other expenses                 27        48     (44%)         65         85      24%
Amortization of deferred policy acquisition costs and
   present value of future profits
                                                              9         5      80%          18         12      50%
                                                         ------    ------      --      -------    -------      --
     TOTAL BENEFITS, CLAIMS AND EXPENSES                    389       427      (9%)        797        800      --
                                                         ------    ------      --      -------    -------      --
     INCOME BEFORE INCOME TAXES                              38        36       6%          64         79     (19%)
Income tax expense                                           13        11      18%          21         26     (19%)
                                                         ------    ------      --      -------    -------      --
     NET INCOME                                          $   25    $   25      --      $    43    $    53     (19%)
                                                         ======    ======      ==      =======    =======      ==
Institutional account values                                                           $13,085    $10,919      20%
Governmental account values                                                              9,445      7,811      21%
Private Placement Life Insurance account values
       Variable Products                                                                21,592     20,326       6%
       Leveraged COLI                                                                    2,508      3,137     (20%)
                                                                                       -------    -------      --
               TOTAL ACCOUNT VALUES [1]                                                $46,630    $42,193      11%
                                                                                       -------    -------      --

[1] Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.

Net income remained the same for the second quarter and decreased for the six months ended June 30, 2004. Net income for the six months ended June 30, 2004 decreased as a result of lower income from the institutional business, which includes structured settlements and institutional annuities, and the private placement life insurance business. Lower net income in the institutional business was due primarily to lower spread income as a result of the lower interest rates and slightly higher insurance operating costs for the second quarter and six months ended June 30, 2004 as compared to the respective prior year periods. In addition, the institutional business contributed lower earnings for the six months ended June 30, 2004 compared to the same period in 2003 due to favorable mortality experience in 2003. Private placement life insurance also experienced lower net income for the second quarter and six months ended June 30, 2004 primarily as a result of lower revenues earned due to the 20% decline in leveraged COLI account values, which resulted from surrenders that occurred in 2003. Partially offsetting these declines was higher income from the governmental business for the second quarter and six months ended June 30, 2004. This increase was primarily attributable to higher revenues earned from the growth in the average account values as a result of positive net flows and market appreciation since the second quarter of 2003.

INDIVIDUAL LIFE

                                                                SECOND QUARTER ENDED          SIX MONTHS ENDED
                                                                      JUNE 30,                     JUNE 30,
                                                               ----------------------   ---------------------------
                 OPERATING SUMMARY                             2004     2003   CHANGE     2004        2003   CHANGE
                 -----------------                             ----     ----   ------     ----        ----   ------
Fee income and other                                            $164    $ 165   (1%)    $   329     $   328    --
Net investment income                                             66       54   22%         131         111    18%
                                                                ----    -----   --      -------     -------   ---
       TOTAL REVENUES                                            230      219    5%         460         439     5%
                                                                ----    -----   --      -------     -------   ---
Benefits, claims, and claim adjustment expenses                  103       94   10%         211         192    10%
Insurance operating costs and other expenses                      36       36   --           72          72    --
Amortization of deferred policy acquisition costs and
   present value of future profits
                                                                  39       41   (5%)         76          83    (8%)
                                                                ----    -----   --      -------     -------   ---
       TOTAL BENEFITS, CLAIMS AND EXPENSES                       178      171    4%         359         347     3%
                                                                ----    -----   --      -------     -------   ---
       INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
          ACCOUNTING CHANGE
                                                                  52       48    8%         101          92    10%
Income tax expense                                                17       14   21%          33          29    14%
                                                                ----    -----   --      -------     -------   ---
       INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE       35       34    3%          68          63     8%
Cumulative effect of accounting change, net of tax[1]             --       --   --           (1)         --   100%
                                                                ----    -----   --      -------     -------   ---
       NET INCOME                                               $ 35    $  34    3%     $    67     $    63     6%
                                                                ====    =====   ==      =======     =======   ===
     Variable universal life account values                                             $ 4,934     $ 4,140    19%
                                                                                        -------     -------   ---
     TOTAL ACCOUNT VALUES                                                               $ 8,476     $ 7,536    12%
                                                                                        =======     =======   ===

[1] For the quarter and six months ended June 30, 2004, represents the cumulative impact of the Company's adoption of SOP 03-1.

Net income in the Individual Life segment increased slightly for the second quarter and six months ended June 30, 2004 as compared to the respective prior year periods. These increases were primarily driven by growth in account values and life insurance in force and favorable equity market conditions. The impact of this growth was partially offset by higher mortality costs in the current year. However, the increased mortality costs reduced the amount of amortization of deferred policy acquisition costs recorded during the second quarter and six months ended June 30, 2004. Net investment income increased primarily due to the adoption of SOP 03-1 in the first quarter of 2004, which resulted in increases in net investment income and benefits, claims and claim adjustment expenses for the segment's Modified Guarantee Life Insurance product, which was formerly classified as a separate account product.

INVESTMENTS

GENERAL

The investment portfolios are managed based on the underlying characteristics and nature of each operating segment's respective liabilities and within established risk parameters. (For further discussion of Hartford Life Insurance Company's approach to managing risks, see the Investment Credit Risk section.)

The investment portfolios are managed by Hartford Investment Management Company and its affiliates ("Hartford Investment Management"), a wholly-owned subsidiary of The Hartford. Hartford Investment Management is responsible for monitoring and managing the asset/liability profile, establishing investment objectives and guidelines, and determining, within specified risk tolerances and investment guidelines, the appropriate asset allocation, duration, convexity and other characteristics of the portfolios. Security selection and monitoring are performed by asset class specialists working within dedicated portfolio management teams.

Pursuant to the adoption of SOP 03-1, as discussed in Notes 1 and 4 of Notes to Condensed Consolidated Financial Statements, on January 1, 2004, the Company reclassified $11.7 billion of separate account assets, comprised of fixed maturity and equity securities, to the general account. The majority of these assets are designated as available-for-sale securities with changes in fair value reported in other comprehensive income.

Return on invested assets is an important element of the Company's financial results. Significant fluctuations in the fixed income or equity markets could weaken the Company's financial condition or its results of operations. Additionally, changes in market interest rates may impact the period of time over which certain investments, such as mortgage-backed securities, are repaid and whether certain investments are called by the issuers. Such changes may, in turn, impact the yield on these investments and also may result in reinvestment of funds received from calls and prepayments at rates below the average portfolio yield. Net investment income and net realized capital gains and losses accounted for 47% and 40% of the Company's consolidated revenues for the second quarter ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, net investment income and net realized capital gains and losses accounted for 48% and 40%, respectively, of the Company's consolidated revenues. The increase in the percentage of consolidated revenues for the second quarter and six months ended June 30, 2004, as compared to the respective prior year periods, is primarily due to income earned on separate account assets reclassified to the general account as a result of the adoption of SOP 03-1.

Fluctuations in interest rates affect the Company's return on, and the fair value of, fixed maturity investments, which comprised approximately 92% and 90% of the fair value of its invested assets as of June 30, 2004 and December 31, 2003, respectively. Other events beyond the Company's control could also adversely impact the fair value of these investments. Specifically, a downgrade of an issuer's credit rating or default of payment by an issuer could reduce the Company's investment return.

The Company invests in private placement securities, mortgage loans and limited partnership arrangements in order to further diversify its investment portfolio. These investment types comprised approximately 22% and 19% of the fair value of its invested assets as of June 30, 2004 and December 31, 2003, respectively. These security types are typically less liquid than direct investments in publicly traded fixed income or equity investments. However, generally these securities have higher yields to compensate for the liquidity risk.

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

The following table identifies the Company's invested assets by type as of June 30, 2004 and December 31, 2003.

                         COMPOSITION OF INVESTED ASSETS

                                                           JUNE 30, 2004       DECEMBER 31, 2003
                                                        -------------------    -----------------
                                                        AMOUNT      PERCENT    AMOUNT     PERCENT
                                                        ------      -------    ------     -------
Fixed maturities, available-for-sale, at fair value     $40,421       91.6%    $30,085     90.4%
Equity securities, available-for-sale, at fair value        114        0.3%         85      0.3%
Policy loans, at outstanding balance                      2,607        5.9%      2,470      7.4%
Mortgage loans, at cost                                     688        1.6%        354      1.1%
Limited partnerships, at fair value                         225        0.5%        169      0.5%
Other investments                                            58        0.1%        116      0.3%
                                                        -------      -----     -------    -----
TOTAL INVESTMENTS                                       $44,113      100.0%    $33,279    100.0%
                                                        =======      =====     =======    =====


Fixed maturity investments increased 34% since December 31, 2003, primarily the result of fixed maturities that were reclassified from separate accounts to the general account as a result of the adoption of SOP 03-1. The increase in fixed maturity investments was partially offset by a decline in market prices primarily due to an increase in long-term interest rates during the second quarter of 2004.

Mortgage loans increased $334, or 94%, since December 31, 2003 as a result of a decision to increase investment in this asset class primarily due to its attractive yields and diversification opportunities.

INVESTMENT RESULTS

The following table summarizes the Company's investment results.

                                                                   SECOND QUARTER ENDED     SIX MONTHS ENDED
                                                                         JUNE 30,                JUNE 30,
                                                                   --------------------    -------------------
(before-tax)                                                         2004       2003         2004        2003
------------                                                       -------     ------      -------      ------
Net investment income - excluding income on policy loans [1]         $ 565      $ 383      $ 1,130      $ 757
Policy loan income                                                      42         54           86        111
                                                                     -----      -----      -------      -----
Net investment income - total [1]                                    $ 607      $ 437      $ 1,216      $ 868
Yield on average invested assets [2]                                   5.8%       5.8%         5.8%       6.0%
                                                                     -----      -----      -------      -----
Gross gains on sale                                                  $  71      $  76      $   156      $ 124
Gross losses on sale                                                   (54)       (27)         (69)       (68)
Impairments                                                             (4)       (15)         (12)       (66)
Periodic net coupon settlements on non-qualifying derivatives [1]        1          8            2         15
Other, net [3]                                                           9          1           10          -
                                                                     -----      -----      -------      -----
Net realized capital gains [1]                                       $  23      $  43      $    87      $   5
                                                                     =====      =====      =======      =====

[1] The prior periods reflect the reclassification of periodic net coupon settlements on non-qualifying derivatives from net investment income to net realized capital gains to conform to the current year presentation.

[2] Represents annualized net investment income divided by the monthly weighted average invested assets at cost or amortized cost, as applicable, for the second quarter and six months ended June 30, 2004 and 2003, excluding collateral received associated with the securities lending program.

[3] Primarily consists of changes in fair value on non-qualifying derivatives and hedge ineffectiveness on qualifying derivative instruments as well as the amortization of deferred policy acquisition costs associated with realized capital gains.

For the second quarter and six months ended June 30, 2004, net investment income, excluding income on policy loans, increased $182, or 48%, and $373, or 49%, respectively, compared to the respective prior year periods. The increases in net investment income were primarily due to income earned on a higher average invested asset base, as compared to the respective prior year periods, partially offset by lower investment yields. The increase in the average invested assets base, as compared to the prior year periods, was primarily the result of separate account assets reclassified to the general account pursuant to the adoption of SOP 03-1. Income earned on separate account assets reclassified to the general account was $150 and $304 for the second quarter and six months ended June 30, 2004, respectively.

For the six months ended June 30, 2004, the yield on average invested assets decreased from the respective prior year period as a result of lower rates on new investment purchases and decreased policy loan income. Since the Company invests primarily in long-term fixed rate debt securities, current period changes in long-term interest rates impact the yield on new asset purchases and, therefore, have a gradual impact on the overall portfolio yield. The weighted average yield on new invested asset purchases in the second quarter and six months ended June 30, 2004 of approximately 4.7% and 4.9%, before-tax, continues to be below the average portfolio yield.

Net realized capital gains for the second quarter ended June 30, 2004 decreased by $20 compared to the respective prior year period, primarily the result of lower net realized gains on sales of fixed maturity securities in 2004, partially offset by lower other-than-temporary impairments. Net realized capital gains for the six months ended June 30, 2004 improved by $82 compared to the respective prior year period primarily due to lower other-than-temporary impairments. (For further discussion of other-than-temporary impairments, see the Other-Than-Temporary Impairments commentary in this section of the MD&A.)

Gross gains on sales for the second quarter and six months ended June 30, 2004 were primarily within fixed maturities and were the result of decisions to reposition the portfolio primarily due to the spread tightening in certain sectors and changes in interest rates. Gross gains on sales of fixed maturity investments were concentrated in the corporate, foreign government and asset-backed securities ("ABS") sectors. The majority of the gains on sales in the corporate and ABS sectors were the result of divesting securities that had appreciated in value due to a decline in interest rates and an improved corporate credit environment. Foreign government securities were sold primarily to realize gains associated with the decline in value of the U.S. Dollar against foreign currencies.

Gross losses on sales for the second quarter ended June 30, 2004 resulted predominantly from sales of U.S. government and government agencies securities, corporate securities and commercial mortgage-backed securities ("CMBS") that were in an unrealized loss position primarily due to changes in long-term interest rates.

Realized gains on sales for the second quarter and six months ended June 30, 2003 primarily resulted from portfolio rebalancing of securities that had appreciated in value due to historically low interest rates.

OTHER-THAN-TEMPORARY IMPAIRMENTS

For the second quarter and six months ended June 30, 2004, total other-than-temporary impairments were $4 and $12, respectively, as compared with $15 and $66, respectively, for the comparable periods in 2003.

The following table identifies the Company's other-than-temporary impairments by type for the six months ended June 30, 2004 and 2003.

                    OTHER-THAN-TEMPORARY IMPAIRMENTS BY TYPE

                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                        --------------------
                                                                        2004           2003
(BEFORE-TAX)                                                            ----           ----
ABS

  Corporate debt obligations ("CDOs")                                    $ 4            $10
  Credit card receivables                                                 --             12
  Other ABS                                                               --              3
                                                                         ---            ---
    Total ABS                                                              4             25
Commercial mortgages                                                       3             --
CMBS                                                                       1              4
Corporate

  Consumer non-cyclical                                                   --              7
  Technology and communications                                           --              3
  Transportation                                                          --              7
  Other corporate                                                          3              1
                                                                         ---            ---
    Total corporate                                                        3             18
Equity                                                                    --              8
Mortgage-backed securities ("MBS") - interest only securities              1             11
                                                                         ---            ---
TOTAL OTHER-THAN-TEMPORARY IMPAIRMENTS                                   $12            $66
                                                                         ===            ===

For the six months ended June 30, 2004, other-than-temporary impairments were primarily comprised of ABS and commercial mortgages security types and were recorded as a result of a deterioration of cash flows derived from the underlying collateral of several securities.

The decrease in impairments in the second quarter and six months ended June 30, 2004, as compared to the respective prior year periods, is primarily a result of an improvement in general economic conditions and operating fundamentals, and improved pricing levels for ABS security types. In general, security issuers' operating fundamentals have improved due to reduced company leverage, improved liquidity and successfully implementing various cost cutting measures. Improvement in pricing levels for ABS has been driven by a general stabilization in the performance of the underlying collateral and an increase in demand for these asset types due to improved economic and operating fundamentals of the underlying security issuers, better market liquidity and attractive yields.

Impairments during the six months ended June 30, 2003 were primarily driven by increasing default rates and lower recovery rates on collateral supporting certain ABS security types and the decline in value of several corporate debt securities as a result of deteriorating earnings forecasts, debt restructuring issues and accounting irregularities. Impairments were also incurred as a result of the deterioration in the transportation sector, specifically issuers of airline debt, due to a significant decline in airline travel. Additionally, other-than-temporary impairments were recorded on various diversified mutual funds and interest only securities.

The favorable other-than-temporary impairments trend will depend on continued strong economic fundamentals, political stability and collateral performance. (For further discussion of risk factors associated with sectors with significant unrealized loss positions, see the sector risk factor commentary under the Total Available-for-Sale Securities with Unrealized Loss Greater than Six Months by Type schedule in the Investment Credit Risk section of the MD&A.)

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

The following table identifies fixed maturity securities by type as of June 30, 2004 and December 31, 2003.
                            FIXED MATURITIES BY TYPE

                                                                  JUNE 30, 2004
                                               -----------------------------------------------------------
                                                                                                   PERCENT
                                                                                                  OF TOTAL
                                               AMORTIZED    UNREALIZED    UNREALIZED     FAIR       FAIR
                                                 COST         GAINS         LOSSES       VALUE      VALUE
                                               ---------    ----------    ----------    -------   --------
ABS                                             $ 5,175      $    82       $   (81)     $ 5,176     12.8%
CMBS                                              7,362          275           (69)       7,568     18.7%
Collateralized mortgage obligation ("CMO")          706            8            (2)         712      1.8%
Corporate
    Basic industry                                2,179          113           (21)       2,271      5.6%
    Capital goods                                 1,388           71           (15)       1,444      3.6%
    Consumer cyclical                             2,182           94           (20)       2,256      5.6%
    Consumer non-cyclical                         2,256          127           (19)       2,364      5.8%
    Energy                                        1,271           78            (8)       1,341      3.3%
    Financial services                            5,319          309           (42)       5,586     13.8%
    Technology and communications                 3,280          232           (37)       3,475      8.6%
    Transportation                                  538           25            (4)         559      1.4%
    Utilities                                     1,918          130           (24)       2,024      5.0%
    Other                                           586           23            (4)         605      1.5%
Government/Government agencies
    Foreign                                         560           38            (7)         591      1.5%
    United States                                   674            5           (18)         661      1.6%
MBS - agency                                      1,469           12           (12)       1,469      3.6%
Municipal
    Taxable                                         606           10           (28)         588      1.5%
Redeemable preferred stock                            1           --            --            1       --
Short-term                                        1,730           --            --        1,730      4.3%
                                                -------      -------       -------      -------    -----
TOTAL FIXED MATURITIES                          $39,200      $ 1,632       $  (411)     $40,421    100.0%
                                                =======      =======       =======      =======    =====
Total general account fixed maturities
Total guaranteed separate account fixed
  maturities [1]
                                                                       DECEMBER 31, 2003
                                               -----------------------------------------------------------
                                                                                                  PERCENT
                                                                                                  OF TOTAL
                                               AMORTIZED    UNREALIZED    UNREALIZED     FAIR       FAIR
                                                 COST         GAINS        LOSSES        VALUE      VALUE
                                               ---------    ----------    ----------    -------   --------
ABS                                             $ 5,118       $   109       $  (96)      $ 5,131     12.3%
CMBS                                              7,010           384          (21)        7,373     17.6%
Collateralized mortgage obligation ("CMO")          681            12           (2)          691      1.7%
Corporate
    Basic industry                                2,227           160           (9)        2,378      5.7%
    Capital goods                                 1,343           106           (5)        1,444      3.5%
    Consumer cyclical                             2,225           159           (5)        2,379      5.7%
    Consumer non-cyclical                         2,533           188           (8)        2,713      6.5%
    Energy                                        1,374           115           (5)        1,484      3.5%
    Financial services                            5,101           413          (24)        5,490     13.2%
    Technology and communications                 3,383           363          (10)        3,736      9.0%
    Transportation                                  568            41           (3)          606      1.4%
    Utilities                                     1,861           167          (10)        2,018      4.8%
    Other                                           570            33           (1)          602      1.4%
Government/Government agencies
    Foreign                                         810            77           (1)          886      2.1%
    United States                                   981            30           (4)        1,007      2.4%
MBS - agency                                      1,916            30           (2)        1,944      4.6%
Municipal
    Taxable                                         374            14           (7)          381      0.9%
Redeemable preferred stock                            1            --           --             1       --
Short-term                                        1,555             1           --         1,556      3.7%
                                                -------       -------       ------       -------     ----
TOTAL FIXED MATURITIES                          $39,631       $ 2,402       $ (213)      $41,820    100.0%
                                                =======       =======       ======       =======    =====
Total general account fixed maturities          $28,511       $ 1,715       $ (141)      $30,085     71.9%
Total guaranteed separate account fixed
  maturities [1]                                $11,120       $   687       $  (72)      $11,735     28.1%
                                                =======       =======       ======       =======    =====

[1] Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting SOP 03-1.

The Company's fixed maturity gross unrealized gains decreased $770 and gross unrealized losses increased $198 from December 31, 2003 to June 30, 2004, primarily due to an increase in long-term interest rates and, to a lesser extent, credit spread widening and sales of securities in a gain position. During the six months ended June 30, 2004, the ten year U.S. treasury rate increased approximately 35 basis points and to more than 100 basis points from its low in June 2003, largely the result of continued economic growth evidenced by an increase in capacity utilization, employment growth and continued strong consumer spending. At the June 30, 2004 Federal Open Market Committee policy meeting, the overnight funds rate was raised a quarter point to 1.25%. The Fed members signaled that interest rates will continue to rise at a measured pace as long as inflation risks remain stable.

Investment allocations as a percentage of total fixed maturities have remained materially consistent since December 31, 2003, except for CMBS and MBS-agency. CMBS increased as a result of a decision to increase the Company's investment in the asset class due to its stable spreads, high quality and attractive yields. The decrease in MBS-agency holdings was the result of an effort to reduce exposure to prepayment risk resulting from the decline in interest rates during the first quarter of 2004.

(For further discussion of risk factors associated with sectors with significant unrealized loss positions, see the sector risk factor commentary under the Total Available-for-Sale Securities with Unrealized Loss Greater than Six Months by Type schedule in this section of the MD&A.)

The following table identifies fixed maturities by credit quality, as of June 30, 2004 and December 31, 2003. The ratings referenced below are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company's internal analysis of such securities.

                       FIXED MATURITIES BY CREDIT QUALITY

                                                                   JUNE 30, 2004                       DECEMBER 31, 2003
                                                        ------------------------------------    ----------------------------------
                                                                                  PERCENT OF                            PERCENT OF
                                                        AMORTIZED                 TOTAL FAIR    AMORTIZED               TOTAL FAIR
                                                          COST      FAIR VALUE      VALUE         COST     FAIR VALUE      VALUE
                                                        ---------   ----------    ----------    ---------  ----------   ----------
United States Government/Government agencies              $ 2,851    $ 2,847           7.1%      $ 3,598    $ 3,661        8.8%
AAA                                                         7,348      7,450          18.4%        6,652      6,922       16.5%
AA                                                          3,431      3,559           8.8%        3,326      3,504        8.4%
A                                                          11,212     11,762          29.1%       11,742     12,576       30.1%
BBB                                                        10,995     11,407          28.2%       10,833     11,561       27.6%
BB & below                                                  1,633      1,666           4.1%        1,925      2,040        4.9%
Short-term                                                  1,730      1,730           4.3%        1,555      1,556        3.7%
                                                          -------     ------         -----       -------    -------      -----
TOTAL FIXED MATURITIES                                    $39,200    $40,421         100.0%      $39,631    $41,820      100.0%
                                                          =======     ======         =====       =======    =======      =====
Total general account fixed maturities                                                           $28,511    $30,085       71.9%
Total guaranteed separate account fixed maturities [1]                                           $11,120    $11,735       28.1%
                                                                                                 =======    =======      =====

[1] Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting SOP 03-1.

As of June 30, 2004 and December 31, 2003, greater than 95% of the fixed maturity portfolio was invested in short-term securities or securities rated investment grade (BBB and above).

The following table presents the Below Investment Grade ("BIG") fixed maturities by type, as of June 30, 2004 and December 31, 2003.

                          BIG FIXED MATURITIES BY TYPE

                                                                   JUNE 30, 2004                       DECEMBER 31, 2003
                                                        ------------------------------------    ----------------------------------
                                                                                  PERCENT OF                            PERCENT OF
                                                        AMORTIZED                 TOTAL FAIR    AMORTIZED               TOTAL FAIR
                                                          COST      FAIR VALUE      VALUE         COST     FAIR VALUE     VALUE
                                                        ---------   ----------    ----------    ---------  ----------   ----------
ABS                                                       $  178      $  165          9.9%        $  231     $  210       10.3%
CMBS                                                          78          81          4.9%           102        103        5.0%
Corporate
  Basic industry                                             188         194         11.6%           201        211       10.3%
  Capital goods                                               93          93          5.6%           103        106        5.3%
  Consumer cyclical                                          191         201         12.1%           250        270       13.2%
  Consumer non-cyclical                                      166         168         10.1%           250        261       12.8%
  Energy                                                      71          72          4.3%            61         67        3.3%
  Financial services                                          23          22          1.3%            20         21        1.0%
  Technology and communications                              222         234         14.0%           274        326       16.0%
  Transportation                                               3           4          0.2%            21         23        1.1%
  Utilities                                                  245         246         14.8%           256        266       13.1%
Foreign government                                           161         172         10.3%           145        164        8.0%
Other                                                         14          14          0.9%            11         12        0.6%
                                                          ------      ------        -----         ------     ------      -----
TOTAL FIXED MATURITIES                                    $1,633      $1,666        100.0%        $1,925     $2,040      100.0%
                                                          ======      ======        =====         ======     ======      =====
Total general account fixed maturities                                                            $1,179     $1,258       61.7%
Total guaranteed separate account fixed maturities [1]                                            $  746     $  782       38.3%
                                                                                                  ======     ======      =====

[1] Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting SOP 03-1.

As of June 30, 2004 and December 31, 2003, the Company held no issuer of a BIG security with a fair value in excess of 4% of the total fair value for BIG securities. Total BIG securities decreased since December 31, 2003 as a result of decisions to reduce exposure to lower credit quality assets and re-invest in investment grade securities.

The following table presents the Company's unrealized loss aging for total fixed maturity and equity securities classified as available-for-sale, as of June 30, 2004 and December 31, 2003, by length of time the security was in an unrealized loss position.

          UNREALIZED LOSS AGING OF TOTAL AVAILABLE-FOR-SALE SECURITIES

                                                        JUNE 30, 2004                        DECEMBER 31, 2003
                                             ------------------------------------    ----------------------------------
                                             AMORTIZED                 UNREALIZED    AMORTIZED                UNREALIZED
                                               COST      FAIR VALUE      LOSS         COST      FAIR VALUE       LOSS
                                             ---------  -----------    ----------    ---------  ----------    ----------
Three months or less                          $10,940     $10,690        $(250)       $2,636      $2,615       $ (21)
Greater than three months to six months           541         497          (44)        1,795       1,739         (56)
Greater than six months to nine months             73          71           (2)          230         216         (14)
Greater than nine months to twelve months         585         555          (30)          133         126          (7)
Greater than twelve months                        906         816          (90)        1,450       1,331        (119)
                                              -------     -------        -----        ------      ------       -----
TOTAL                                         $13,045     $12,629        $(416)       $6,244      $6,027       $(217)
                                              =======     =======        =====        ======      ======       =====
Total general account                                                                 $4,221      $4,076       $(145)
Total guaranteed separate accounts [1]                                                $2,023      $1,951       $ (72)
                                                                                      ======      ======       =====

[1] Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting SOP 03-1.

The increase in the unrealized loss amount since December 31, 2003 is primarily the result of an increase in long-term interest rates, partially offset by slightly improved pricing levels for ABS securities and, to a lesser extent, asset sales. (For further discussion, see the economic commentary under the Fixed Maturities by Type table in this section of the MD&A.)

As of June 30, 2004 and December 31, 2003, fixed maturities represented $411, or 99%, and $213, or 98%, of the Company's total unrealized loss associated with securities classified as available-for-sale, respectively. There were no fixed maturities as of June 30, 2004 or December 31, 2003 with a fair value less than 80% of the security's amortized cost basis for six continuous months other than certain asset-backed and commercial mortgage-backed securities. Other-than-temporary impairments for certain asset-backed and commercial mortgage-backed securities are recognized if the fair value of the security, as determined by external pricing sources, is less than its carrying amount and there has been a decrease in the present value of the expected cash flows since the last reporting period. There were no asset-backed or commercial mortgage-backed securities included in the table above, as of June 30, 2004 and December 31, 2003, for which management's best estimate of future cash flows adversely changed during the reporting period. As of June 30, 2004 and December 31, 2003, no asset-backed or commercial mortgage-backed securities had an unrealized loss in excess of $14 and $12, respectively. (For further discussion of the other-than-temporary impairments criteria, see "Valuation of Investments and Derivative Instruments" included in the Critical Accounting Estimates section of the MD&A and in Note 2 of Notes to Consolidated Financial Statements both of which are included in Hartford Life Insurance Company's 2003 Form 10-K Annual Report.)

The Company held no securities of a single issuer that were at an unrealized loss position in excess of 5% and 7% of the total unrealized loss amount as of June 30, 2004 and December 31, 2003, respectively.

The total securities classified as available-for-sale in an unrealized loss position for longer than six months by type as of June 30, 2004 and December 31, 2003 are presented in the following table.

    TOTAL AVAILABLE-FOR-SALE SECURITIES WITH UNREALIZED LOSS GREATER THAN SIX
                                 MONTHS BY TYPE

                                                      JUNE 30, 2004                                  DECEMBER 31, 2003
                                       ----------------------------------------------   -------------------------------------------
                                                                           PERCENT OF                                     PERCENT OF
                                                                             TOTAL                                           TOTAL
                                       AMORTIZED               UNREALIZED  UNREALIZED  AMORTIZED              UNREALIZED  UNREALIZED
                                         COST      FAIR VALUE     LOSS        LOSS       COST     FAIR VALUE    LOSS         LOSS
                                       ---------  -----------  ----------  ----------  --------- -----------  ----------  ----------
ABS and CMBS
   Aircraft lease receivables           $  150      $   95      $ (55)        45.1%    $   153     $    99      $ (54)       38.6%
   CDOs                                     49          46         (3)         2.5%        132         113        (19)       13.6%
   Credit card receivables                  44          42         (2)         1.6%        118         108        (10)        7.1%
   Other ABS and CMBS                      362         349        (13)        10.7%        569         555        (14)       10.0%
Corporate
   Financial services                      464         444        (20)        16.3%        524         502        (22)       15.7%
   Utilities                                85          78         (7)         5.7%         80          74         (6)        4.3%
   Other                                   281         264        (17)        14.0%        226         211        (15)       10.7%
Other securities                           129         124         (5)         4.1%         11          11         --          --
                                        ------      ------      -----        -----     -------     -------      -----       -----
TOTAL                                   $1,564      $1,442      $(122)       100.0%    $ 1,813     $ 1,673      $(140)      100.0%
                                        ======      ======      =====        =====     =======     =======      =====       =====
Total general accounts                                                                 $ 1,174     $ 1,080      $ (94)       67.1%
Total guaranteed separate accounts [1]                                                 $   639     $   593      $ (46)       32.9%
                                                                                       =======     =======      =====       =====

[1] Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting SOP 03-1.

The securities in an unrealized loss position for six months or more as of June 30, 2004 and December 31, 2003, were primarily ABS securities supported by aircraft lease receivables and corporate fixed maturities primarily within the financial services sector. The Company's current view of risk factors relative to these fixed maturity types is as follows:

AIRCRAFT LEASE RECEIVABLES -- The increase in the unrealized loss position from December 31, 2003 to June 30, 2004 was primarily the result of recent rating agency downgrades for certain issuers in this sector, partially offset by an upward trend and stabilization of prices of other aircraft lease receivables securities. This trend is primarily due to a modest improvement on certain aircraft lease rates, driven by greater demand for aircraft as a result of increased airline travel. In prior periods, these securities had suffered a considerable decrease in value as a result of a prolonged decline in airline travel and the uncertainty of a potential industry recovery. While the Company has seen modest price increases and greater liquidity in this sector during 2004, any additional price recovery will depend on continued improvement in economic fundamentals, political stability and airline operating performance.

FINANCIAL SERVICES -- As of June 30, 2004, the Company held approximately forty different securities in the financial services sector that had been in an unrealized loss position for greater than six months. These securities are primarily investment grade with the majority priced at or greater than 90% of amortized cost as of June 30, 2004. These positions are primarily variable rate securities with extended maturity dates, which have been adversely impacted by the reduction in forward interest rates, since the time of purchase, resulting in lower expected cash flows. Unrealized loss amounts for these securities have declined during the year as interest rates have risen. Additional changes in fair value of these securities are primarily dependent on future changes in interest rates.

As part of the Company's ongoing security monitoring process by a committee of investment and accounting professionals, the Company has reviewed its investment portfolio and concluded that there were no additional other-than-temporary impairments as of June 30, 2004 and December 31, 2003. Due to the issuers' continued satisfaction of the securities' obligations in accordance with their contractual terms and the expectation that they will continue to do so, management's intent and ability to hold these securities, as well as the evaluation of the fundamentals of the issuers' financial condition and other objective evidence, the Company believes that the prices of the securities in the sectors identified above were temporarily depressed.

The evaluation for other-than-temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other-than-temporary. The risks and uncertainties include changes in general economic conditions, the issuer's financial condition or near term recovery prospects and the effects of changes in interest rates. In addition, for securitized financial assets with contractual cash flows (e.g. ABS and CMBS), projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral. As of June 30, 2004 and December 31, 2003, management's expectation of the discounted future cash flows on these securities was in excess of the associated securities' amortized cost. (For further discussion, see "Valuation of Investments and Derivative Instruments" included in the Critical Accounting Estimates section of MD&A and in Note 2 of Notes to Consolidated Financial Statements both of which are included in Hartford Life Insurance Company's 2003 Form 10-K Annual Report.)

The following table presents the Company's unrealized loss aging for BIG and equity securities classified as available-for-sale, as of June 30, 2004 and December 31, 2003.

      UNREALIZED LOSS AGING OF AVAILABLE-FOR-SALE BIG AND EQUITY SECURITIES

                                                        JUNE 30, 2004                        DECEMBER 31, 2003
                                             ------------------------------------    ----------------------------------
                                             AMORTIZED                 UNREALIZED    AMORTIZED                UNREALIZED
                                               COST      FAIR VALUE      LOSS          COST     FAIR VALUE       LOSS
                                             ---------   ----------    ----------    ---------  ----------    ----------
Three months or less                           $358        $339          $(19)          $ 47        $ 46        $ (1)
Greater than three months to six months          99          89           (10)            90          86          (4)
Greater than six months to nine months            5           5            --             50          44          (6)
Greater than nine months to twelve months        31          30            (1)            17          16          (1)
Greater than twelve months                      162         130           (32)           266         217         (49)
                                               ----        ----          ----           ----        ----        ----
TOTAL                                          $655        $593          $(62)          $470        $409        $(61)
                                               ====        ====          ====           ====        ====        ====
Total general accounts                                                                  $350        $305        $(45)
Total guaranteed separate accounts [1]                                                  $120        $104        $(16)
                                                                                        ====        ====        ====

[1] Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting SOP 03-1.

Similar to the increase in the Unrealized Loss Aging of Total Available-for-Sale Securities table from December 31, 2003 to June 30, 2004, the increase in the BIG and equity security unrealized loss amount for securities classified as available-for-sale was primarily the result of an increase in long-term interest rates, partially offset by slightly improved pricing levels for ABS securities and, to a lesser extent, asset sales. (For further discussion, see the economic commentary under the Fixed Maturities by Type table in this section of the MD&A.)

The BIG and equity securities classified as available-for-sale in an unrealized loss position for longer than six months by type as of June 30, 2004 and December 31, 2003 are presented in the following table.

 AVAILABLE-FOR-SALE BIG AND EQUITY SECURITIES WITH UNREALIZED LOSS GREATER THAN
                               SIX MONTHS BY TYPE

                                                      JUNE 30, 2004                                  DECEMBER 31, 2003
                                       ----------------------------------------------   -------------------------------------------
                                                                           PERCENT OF                                     PERCENT OF
                                                                             TOTAL                                           TOTAL
                                       AMORTIZED               UNREALIZED  UNREALIZED  AMORTIZED              UNREALIZED  UNREALIZED
                                         COST      FAIR VALUE    LOSS         LOSS       COST     FAIR VALUE    LOSS         LOSS
                                       ---------  -----------  ----------  ----------  --------- -----------  ----------  ----------
ABS and CMBS
   Aircraft lease receivables             $ 35        $ 17        $(18)       54.6%      $ 45        $ 28        $(17)       30.4%
   CDOs                                     17          16          (1)        3.0%        37          28          (9)       16.1%
   Credit card receivables                  29          28          (1)        3.0%        40          30         (10)       17.9%
   Other ABS and CMBS                       11           8          (3)        9.1%        45          38          (7)       12.5%
Corporate
   Financial services                       39          34          (5)       15.2%        39          35          (4)        7.1%
   Utilities                                37          33          (4)       12.1%        66          61          (5)        8.9%
   Other                                    28          27          (1)        3.0%        57          53          (4)        7.1%
Other securities                             2           2          --          --          4           4          --          --
                                          ----        ----        ----       -----       ----        ----        ----       -----
TOTAL                                     $198        $165        $(33)      100.0%      $333        $277        $(56)      100.0%
                                          ====        ====        ====       =====       ====        ====        ====       =====
Total general accounts                                                                   $234        $193        $(41)       73.2%
Total guaranteed separate accounts [1]                                                   $ 99        $ 84        $(15)       26.8%
                                                                                         ====        ====        ====       =====

[1] Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting SOP 03-1.

The decrease in the available-for-sale BIG and equity securities greater than six months unrealized loss amount since December 31, 2003 was primarily the result of improved pricing levels for ABS securities supported by CDOs and credit card receivables and, to a lesser extent, asset sales.

For additional discussion of the Company's current view of risk factors relative to certain security types listed above, please refer to the Total
Available-for-Sale Securities with Unrealized Loss Greater Than Six Months by Type table in this section of the MD&A.

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

EQUITY RISK

The Company's operations are significantly influenced by changes in the equity markets. The Company's profitability depends largely on the amount of assets under management, which is primarily driven by the level of sales, equity market appreciation and depreciation and the persistency of the in-force block of business. Prolonged and precipitous declines in the equity markets can have a significant impact on the Company's operations, as sales of variable products may decline and surrender activity may increase, as customer sentiment towards the equity market turns negative. Lower assets under management will have a negative impact on the Company's financial results, primarily due to lower fee income related to the Retail Products Group and Institutional Solutions Group and, to a lesser extent, Individual Life segments, where a heavy concentration of equity linked products are administered and sold. Furthermore, the Company may experience a reduction in profit margins if a significant portion of the assets held in the variable annuity separate accounts move to the general account and the Company is unable to earn an acceptable investment spread, particularly in light of the low interest rate environment and the presence of contractually guaranteed minimum interest credited rates, which for the most part are at a 3% rate.

In addition, prolonged declines in the equity market may also decrease the Company's expectations of future gross profits, which are utilized to determine the amount of DAC to be amortized in given financial statement period. A significant decrease in the Company's estimated gross profits would require the Company to accelerate the amount of DAC amortization in a given period, potentially causing a material adverse deviation in that period's net income. Although an acceleration of DAC amortization would have a negative impact on the Company's earnings, it would not affect the Company's cash flow or liquidity position.

Additionally, the Retail Products Group segment sells variable annuity contracts that offer various guaranteed death benefits. For certain guaranteed death benefits, the Company pays the greater of (1) the account value at death; (2) the sum of all premium payments less prior withdrawals; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary. For certain guaranteed death benefits sold with variable annuity contracts beginning in June of 2003, the Company pays the greater of (1) the account value at death; or (2) the maximum anniversary value; not to exceed the account value plus the greater of (a) 25% of premium payments, or (b) 25% of the maximum anniversary value of the contract. The Company currently reinsures a significant portion of these death benefit guarantees associated with its in-force block of business. The Company maintains a liability for the death benefit costs, net of reinsurance, of $104, as of June 30, 2004. Declines in the equity market may increase the Company's net exposure to death benefits under these contracts.

The Retail Products Group segment's total gross exposure (i.e. before reinsurance) to these guaranteed death benefits as of June 30, 2004 is $10.1 billion. Due to the fact that 80% of this amount is reinsured, the net exposure is $2.0 billion. This amount is often referred to as the net amount at risk. However, the Company will incur these guaranteed death benefit payments in the future only if the policyholder has an in-the-money guaranteed death benefit at their time of death.

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

INTEREST RATE RISK

The Company believes that the moderate increase in interest rates from the levels prevailing in the first quarter of 2004 is generally a favorable development for the Company. The rate increases are expected to provide additional net investment income, increased sales of fixed rate investment products, reduce the cost of the GMWB hedging program, limit the potential risk of margin erosion due to minimum guaranteed crediting rates in certain products and, if sustained through the end of 2004, could reduce the Company's prospective pension expense. Conversely, a rise in interest rates will reduce the net unrealized gain position of the investment portfolio, increase interest expense on the Company's variable rate debt obligations and, if long-term interest rates rise dramatically within a six to twelve month time period, certain businesses may be exposed to disintermediation risk. Disintermediation risk refers to the risk that policyholders will surrender their contracts in a rising interest rate environment requiring the Company to liquidate assets in an unrealized loss position. To help mitigate disintermediation risk, the Company analyzes interest rate risk using various models including multi-scenario cash flow projections that forecast cash flows of the liabilities and their supporting investments, including derivative instruments. Measures used by the Company to quantify its exposure to interest rate risk inherent in its invested assets and interest rate sensitive liabilities are duration and key rate duration. In conjunction with the interest rate risk measurement and management techniques, significant portions of fixed income product offerings have market value adjustment provisions at contract surrender.

The Company believes that a gradual rise in interest rates should increase net investment income and sales of fixed rate investment products while the potential adverse consequences of increased rates, primarily the reduction of the investment portfolio's net unrealized gain and disintermediation risk, is mitigated by the Company's disciplined asset liability management techniques and product design.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity represent the overall strength of Hartford Life Insurance Company and its ability to generate strong cash flows from each of the business segments, borrow funds at competitive rates and raise new capital to meet operating and growth needs.

DIVIDENDS

The Company declared $449 in dividends to HLA for the six months ended June 30, 2004. Future dividend decisions will be based on, and affected by, a number of factors, including the operating results and financial requirements of the Company on a stand-alone basis and the impact of regulatory restrictions discussed in Contingencies below.

CASH FLOW

                                                                            SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                     -----------------------------
                                                                        2004              2003
                                                                     -----------       -----------
Net Cash provided by operating activities                            $       551       $       335
Net Cash provided by (used for) investing activities                          92            (2,708)
Net Cash (used for) provided by financing activities                        (671)            2,339
                                                                     -----------       -----------
CASH - END OF PERIOD                                                          68                45
                                                                     -----------       -----------

The increase in cash provided by operating activities was primarily the result of the timing of funds received for policyholder accounts, offset by timing of the settlement of receivables and payables for the six months ended June 30, 2004. The decrease in cash used for investing activities for the six months ended June 30, 2004 as compared to the prior year period was primarily due to higher sales and lower purchases of investments. Net cash used for financing activities reflects net disbursements from policyholders accounts related to investment and universal life contracts and increased dividends to shareholders. Operating cash flows in both periods have been more than adequate to meet liquidity requirements.

EQUITY MARKETS

For a discussion of equity markets impact to capital and liquidity, see the Capital Markets Risk Management section.

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

The following table summarizes Hartford Life Insurance Company's significant United States member companies' financial ratings from the major independent rating organizations as of July 30, 2004:

                                                A.M. BEST        FITCH       STANDARD & POOR'S      MOODY'S
                                                ---------        -----       -----------------      -------
INSURANCE RATINGS
       Hartford Life Insurance Company              A+             AA               AA-               Aa3
       Hartford Life and Annuity                    A+             AA               AA-               Aa3
                                                -----            ----        ---------              -----
OTHER RATINGS
       Hartford Life Insurance Company:
           Short Term Rating                        --             --              A-1+               P-1

The agencies consider many factors in determining the final rating of an insurance company. One consideration is the relative level of statutory surplus necessary to support the business written. Statutory surplus represents the capital of the insurance company reported in accordance with accounting practices prescribed by the applicable state insurance department.

CONTINGENCIES

Regulatory Developments -- There continues to be significant federal and state regulatory activity relating to financial services companies, particularly mutual funds companies. These regulatory inquiries have focused on a number of mutual fund issues. The Company has received requests for information and subpoenas from the Securities and Exchange Commission ("SEC"), a subpoena from the New York Attorney General's Office, and requests for information from the Connecticut Securities and Investments Division of the Department of Banking, in each case requesting documentation and other information regarding various mutual fund regulatory issues. The Company continues to respond to requests for documents and information from representatives from the SEC's Office of Compliance Inspections and Examinations in connection with their ongoing compliance examinations regarding market timing and late trading, revenue sharing and directed brokerage, fees, fund service providers and transfer agents, and other mutual fund-related issues. In addition, the SEC's Division of Enforcement has commenced an investigation of Hartford Life's variable annuity and mutual fund operations. The Company continues to cooperate fully with the SEC and other regulatory agencies.

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

Like numerous other insurance carriers, The Hartford has received a subpoena from the New York Attorney General's Office in connection with its inquiry into compensation arrangements between brokers and carriers. The Hartford is cooperating with the inquiry. Consistent with long-standing and wide-spread industry practice, The Hartford makes incentive compensation payments to brokers that may be based on the volume, growth and/or profitability of business placed with The Hartford. The Hartford expects the independent brokers with whom we work to comply with all applicable laws, including any concerning the disclosure of compensation arrangements. At this early stage, it is too soon to tell what impact, if any, the investigation will have on The Hartford.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of June 30, 2004.

CHANGE IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in the Company's internal control over financial reporting that occurred during the second quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - See Exhibit Index.

(b) Reports on Form 8-K: Filed on May 28, 2004, Item 5, Other Events, to report the Company's updating of certain historical segment information included in its Annual Report on Form 10-K for the year ended December 31, 2003, to give effect to the Company's new reportable operating segments, which were disclosed in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

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

                                    HARTFORD LIFE INSURANCE COMPANY

                                    /s/  Ernest M. McNeill Jr.
                                    -------------------------------------------
                                    Ernest M. McNeill Jr.
                                    Vice President and Chief Accounting Officer

August 11, 2004

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2004
                                 EXHIBITS INDEX

EXHIBIT #
---------
   15.01          Deloitte & Touche LLP Letter of Awareness

   31.01          Section 302 Certification of Thomas M. Marra

   31.02          Section 302 Certification of Lizabeth H. Zlatkus

   32.01          Section 906 Certification of Thomas M. Marra

   32.02          Section 906 Certification of Lizabeth H. Zlatkus