Form 10-Q
period 2004-09-30
HARTFORD LIFE INSURANCE CO
filed 2004-11-12
CIK 45947

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes [ ] No [X]

As of October 31, 2004 there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant.

The registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

===============================================================================

                                      INDEX

                                                                           PAGE
                                                                           ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                               3

Report of Independent Registered Public Accounting Firm                     3

Condensed Consolidated Statements of Income - Third quarter and Nine
Months Ended September 30, 2004 and 2003                                    4

Condensed Consolidated Balance Sheets - As of September 30, 2004
and December 31, 2003                                                       5

Condensed Consolidated Statements of Changes in Stockholder's
Equity - Nine Months Ended September 30, 2004 and 2003                      6

Condensed Consolidated Statements of Cash Flows - Nine Months Ended
September 30, 2004 and 2003                                                 7

Notes to Condensed Consolidated Financial Statements                        8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                        20

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        39

ITEM 4.  CONTROLS AND PROCEDURES                                           39

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                 40

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  41

Signature                                                                  42

Certifications                                                             45

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholder
Hartford Life Insurance Company
Hartford, Connecticut

We have reviewed the accompanying condensed consolidated balance sheet of Hartford Life Insurance Company and subsidiaries (the "Company") as of September 30, 2004, and the related condensed consolidated statements of income for the third quarter and nine months ended September 30, 2004 and 2003, and changes in stockholder's equity, and cash flows for the nine months ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2003, and the related consolidated statements of income, changes in stockholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2004 except for
Note 14 of the consolidated financial statements as to which the date is May 27, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE, LLP
Hartford, Connecticut
November 10, 2004

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                           THIRD QUARTER                NINE MONTHS
                                                                               ENDED                       ENDED
                                                                           SEPTEMBER 30,               SEPTEMBER 30,
-----------------------------------------------------------------------------------------------------------------------
(In millions) (Unaudited)                                                2004          2003          2004       2003
-----------------------------------------------------------------------------------------------------------------------
REVENUES
Fee income and other                                              $       645     $     556     $   1,892     $   1,572
Earned premiums                                                           159           448           343           763
Net investment income                                                     625           447         1,841         1,315
Net realized capital gains (losses)                                        24            (2)          111             3
-----------------------------------------------------------------------------------------------------------------------
      TOTAL REVENUES                                                    1,453         1,449         4,187         3,653
-----------------------------------------------------------------------------------------------------------------------

BENEFITS, CLAIMS AND EXPENSES
Benefits, claims, and claim adjustment expenses                           824           895         2,296         2,110
Insurance expenses and other expenses                                     184           145           515           460
Amortization of deferred policy acquisition costs and
      present value of future profits                                     194           173           588           461
Dividends to policyholders                                                  3            16            24            56
-----------------------------------------------------------------------------------------------------------------------
      TOTAL BENEFITS, CLAIMS AND EXPENSES                               1,205         1,229         3,423         3,087
-----------------------------------------------------------------------------------------------------------------------

      INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE AND CUMULATIVE
      EFFECT OF ACCOUNTING CHANGE                                         248           220           764           566
Income tax (benefit) expense                                             (147)           53           (10)          110
-----------------------------------------------------------------------------------------------------------------------
      INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE
                                                                          395           167           774           456
Cumulative effect of accounting change, net of tax                         --            --           (18)           --
-----------------------------------------------------------------------------------------------------------------------

      NET INCOME                                                  $       395     $     167     $     756     $     456
-----------------------------------------------------------------------------------------------------------------------

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                SEPTEMBER 30,     DECEMBER 31,
(In millions, except for share data)                                                 2004             2003
--------------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)
ASSETS
 Investments
 Fixed maturities, available for sale, at fair value (amortized cost of
      $40,344 and $28,511)                                                      $     42,393      $    30,085
 Equity securities, available for sale, at fair value (cost of $146 and $78)             147               85
 Equity securities, held for trading, at fair value                                        1                -
 Policy loans, at outstanding balance                                                  2,620            2,470
 Other investments                                                                       956              639
                                                                                ------------      -----------
      Total investments                                                               46,117           33,279
                                                                                ------------      -----------
 Cash                                                                                     46               96
 Premiums receivable and agents' balances                                                 23               17
 Reinsurance recoverables                                                              1,347            1,297
 Deferred policy acquisition costs and present value of future profits                 6,316            6,088
 Deferred income taxes                                                                  (686)            (486)
 Goodwill                                                                                186              186
 Other assets                                                                          1,365            1,238
 Separate account assets                                                             131,490          130,225
-------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                              $    186,204      $   171,940
-------------------------------------------------------------------------------------------------------------

LIABILITIES
 Reserve for future policy benefits                                             $      6,921      $     6,518
 Other policyholder funds                                                             37,037           25,263
 Other liabilities                                                                     3,649            3,330
 Separate account liabilities                                                        131,490          130,225
-------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES                                                              179,097          165,336
-------------------------------------------------------------------------------------------------------------

Commitments and Contingent Liabilities, Note 8                                             -                -

STOCKHOLDER'S EQUITY
 Common Stock - 1,000 shares authorized, issued and outstanding;
      par value $5,690                                                                     6                6
 Capital surplus                                                                       2,240            2,240
 Accumulated other comprehensive income
     Net unrealized capital gains on securities, net of tax                              932              711
     Foreign currency translation adjustments                                             (1)              (1)
                                                                                ------------      -----------
Total accumulated other comprehensive income                                             931              710
Retained earnings                                                                      3,930            3,648
-------------------------------------------------------------------------------------------------------------
      TOTAL STOCKHOLDER'S EQUITY                                                       7,107            6,604
-------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                             $    186,204      $   171,940
-------------------------------------------------------------------------------------------------------------

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2004

                                ACCUMULATED OTHER
                              COMPREHENSIVE INCOME
                              --------------------

                                                                NET
                                                            UNREALIZED     NET (LOSS)
                                                              CAPITAL          ON
                                                               GAINS       CASH FLOW       FOREIGN
                                                            (LOSSES) ON     HEDGING        CURRENCY                       TOTAL
                                      COMMON    CAPITAL     SECURITIES,   INSTRUMENTS,   TRANSLATION      RETAINED    STOCKHOLDER'S
    (In millions) (Unaudited)         STOCK     SURPLUS     NET OF TAX     NET OF TAX    ADJUSTMENTS      EARNINGS        EQUITY
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003                 6    $  2,240    $       728    $     (17)    $        (1)     $  3,648    $       6,604

Comprehensive income
Net income                                                                                                     756              756
                                                                                                                      --------------
Other comprehensive income, net of
tax (1)
  Cumulative effect of accounting                                   292                                                         292
      change
  Net change in unrealized capital
      losses on securities (2)                                      (32)                                                        (32)
  Net loss on cash flow hedging
      instruments                                                                (39)                                           (39)
                                                                                                                      --------------
Total other comprehensive income                                                                                                221
                                                                                                                      --------------
    Total comprehensive income                                                                                                  977
                                                                                                                      --------------
Dividends declared                                                                                            (474)            (474)
------------------------------------------------------------------------------------------------------------------------------------
    BALANCE, SEPTEMBER 30, 2004       $    6    $  2,240    $       988    $     (56)    $        (1)     $  3,930    $       7,107
------------------------------------------------------------------------------------------------------------------------------------

NINE MONTHS ENDED SEPTEMBER 30, 2003

                                ACCUMULATED OTHER
                              COMPREHENSIVE INCOME
                             ----------------------


                                                                  NET         NET GAIN
                                                              UNREALIZED     (LOSS) ON
                                                                CAPITAL      CASH FLOW      FOREIGN
                                                               GAINS ON       HEDGING       CURRENCY                   TOTAL
                                      COMMON     CAPITAL      SECURITIES,   INSTRUMENTS,  TRANSLATION    RETAINED   STOCKHOLDER'S
     (In millions) (Unaudited)         STOCK     SURPLUS      NET OF TAX      NET OF TAX   ADJUSTMENTS   EARNINGS      EQUITY
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002           $       6  $   2,041  $           463  $        111  $         (1) $    3,197  $       5,817

Comprehensive income
Net income                                                                                                     456            456
                                                                                                                    -------------
Other comprehensive income, net of
  tax (1)
  Net change in unrealized capital
     gains on securities (2)                                           268                                                    268
  Net loss on cash flow hedging
     instruments                                                                     (67)                                     (67)
  Cumulative translation adjustments
                                                                                                                    -------------
Total other comprehensive income                                                                                              201
                                                                                                                    -------------
    Total comprehensive income                                                                                                657
                                                                                                                    -------------
Capital contribution                                  199                                                                     199
Dividends declared                                                                                            (100)          (100)
---------------------------------------------------------------------------------------------------------------------------------
    BALANCE, SEPTEMBER 30, 2003      $       6  $   2,240  $           731  $         44  $         (1) $    3,553  $       6,573
---------------------------------------------------------------------------------------------------------------------------------

(1) Unrealized capital gains(losses) on securities is reflected net of tax (benefit) provision of $(17) and $144 for the nine months ended September 30, 2004 and 2003, respectively. Net gain (loss) on cash flow hedging instruments is net of tax benefit of $(21) and $(36) for the nine months ended September 30, 2004 and 2003, respectively. There is no tax effect on cumulative translation adjustments.

(2) Net of reclassification adjustment for gains (losses) realized in net income of $61 and $(3) for the nine months ended September 30, 2004 and 2003, respectively.

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
(In millions) (Unaudited)                                                                        2004       2003
-----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income                                                                                  $    756   $   456
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
   Net realized capital gains                                                                      (111)       (3)
   Cumulative effect of adoption of SOP 03-1                                                         18        --
   Amortization of deferred policy acquisition costs and present value of future profits            588       461
   Additions to deferred policy acquisition costs and present value of future profits            (1,046)     (954)
   Depreciation and amortization                                                                     62        92
   Increase in premiums receivable and agents' balances                                              (6)       (5)
   (Decrease) increase in other liabilities                                                        (334)      185
   Increase in receivables                                                                         (226)      (41)
   Decrease in payables and accruals                                                                (93)      (42)
   Decrease in accrued taxes payable                                                                (40)      (66)
   Decrease in deferred income taxes                                                                529        39
   Amortization of sales inducements                                                                 19        50
   Additions to deferred sales inducements                                                          (91)     (101)
   Increase in future policy benefits                                                               403       703
   Decrease (increase) in reinsurance recoverables                                                   19       (41)
   Decrease in other assets                                                                         146       131
-----------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                                     593       864
-----------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
   Purchases of fixed maturity and equity security investments, available-for-sale              (10,696)   (9,455)
   Sales of fixed maturity and equity security investments, available-for-sale                    7,405     3,630
   Maturities of fixed maturity and equity security investments, available-for-sale               2,658     2,461
   Other                                                                                              3        48
-----------------------------------------------------------------------------------------------------------------
      NET CASH USED FOR INVESTING ACTIVITIES                                                       (630)   (3,316)
-----------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Capital Contributions                                                                              -       199
   Dividends paid                                                                                  (474)     (100)
   Net receipts for investment and universal life-type contracts charged against policyholder
     accounts                                                                                       461     2,360
-----------------------------------------------------------------------------------------------------------------
      NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                                          (13)    2,459
-----------------------------------------------------------------------------------------------------------------
   Net (decrease) increase in cash                                                                  (50)        7
   Cash - beginning of period                                                                        96        79
-----------------------------------------------------------------------------------------------------------------
      CASH - END OF PERIOD                                                                     $     46   $    86
-----------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
NET CASH PAID DURING THE PERIOD FOR
Income taxes                                                                                   $     32   $    36

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Dollar amounts in millions, unless otherwise stated)
                                   (Unaudited)

1.  BASIS OF PRESENTATION AND ACCOUNTING POLICIES

BASIS OF PRESENTATION

Hartford Life Insurance Company (a Connecticut corporation), together with its consolidated subsidiaries ("Hartford Life Insurance Company" or the "Company"), is a leading financial services and insurance organization which provides investment, retirement, estate planning and group benefits products. The Company is a wholly-owned subsidiary of Hartford Life and Accident Insurance Company ("HLA"), a wholly-owned subsidiary of Hartford Life, Inc. ("Hartford Life"). Hartford Life is a direct subsidiary of Hartford Holdings, Inc., a direct subsidiary of The Hartford Financial Services Group, Inc. ("The Hartford"), the Company's ultimate parent company.

The condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America, which differ materially from the accounting prescribed by various insurance regulatory authorities. The financial statements include the accounts of Hartford Life Insurance Company and its wholly-owned as well as controlled majority owned subsidiaries. All material intercompany transactions and balances among Hartford Life Insurance Company, its subsidiaries and affiliates have been eliminated.

The accompanying condensed consolidated financial statements and notes as of September 30, 2004, and for the third quarter and nine months ended September 30, 2004 and 2003 are unaudited. These condensed consolidated financial statements reflect all adjustments (consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods. These condensed financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Hartford Life Insurance Company's 2003 Form 10-K Annual Report and Report on Form 8-K filed on May 28, 2004. Hartford Life Insurance Company filed the Form 8-K on May 28, 2004 to report the Company's updating of certain historical segment information included in its Annual Report on Form 10-K for the year ended December 31, 2003, to give effect to the Company's new reportable operating segments. (For further discussion of the new reportable operating segments, see Note 2.) The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

INVESTMENTS

As discussed in Note 7 below, on January 1, 2004, the Company reclassified certain separate account assets to the general account and classified a portion of these assets as trading securities. Trading securities are recorded at fair value with subsequent changes in fair value recognized in net investment income.

STOCK BASED COMPENSATION

In January 2003, The Hartford began expensing all stock-based compensation awards granted or modified after January 1, 2003 under the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". The fair value of these awards will be recognized over the awards' vesting period, generally 3 years. Hartford Life Insurance Company's employees are included in The Hartford's stock compensation plans, the allocated expense associated with stock-based compensation for the third quarters ending September 30, 2004 and 2003, was immaterial. Prior to January 1, 2004, The Hartford used the Black-Scholes model to determine the fair value of The Hartford's stock-based compensation. For all awards granted or modified on or after January 1, 2004, The Hartford uses a binomial option-pricing model that incorporates the possibility of early exercise of options into the valuation. The binomial model also incorporates The Hartford's historical forfeiture and exercise experience to determine the option value. For these reasons, The Hartford believes the binomial model provides a fair value that is more representative of actual historical experience than the value calculated under the Black-Scholes model.

All stock-based awards granted or modified prior to January 1, 2003, continue to be valued using the intrinsic value-based provisions set forth in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock-Issued to Employees". Under the intrinsic value method, compensation expense is determined on the measurement date, which is the first date on which both the number of shares the employee is entitled to receive and the exercise price are known. Compensation expense, if any, is measured based on the award's intrinsic value, which is the excess of the market price of the stock over the exercise price on the measurement date. The expense related to stock-based employee compensation, including non-option plans, included in the determination of net income for the third quarters and nine months ended September 30, 2004 and 2003 is less than that which would have been recognized if the fair value method had been applied to all awards since the effective date of SFAS No. 123. (For further discussion of the stock compensation plans, see Note 2 of Notes to Consolidated Financial Statements included in Hartford Life Insurance Company's 2003 Form 10-K Annual Report.)

ADOPTION OF NEW ACCOUNTING STANDARDS

During September 2004, the American Institute of Certified Public Accountants released a set of technical questions and answers on financial accounting and reporting issues related to Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long Duration Contracts and for Separate Accounts" (SOP 03-1). The questions and answers focused on the application of certain provisions of SOP 03-1 to components of universal life-type contracts, including the definition of an insurance benefit feature, the definition of an assessment, the appropriate level of aggregation in determining additional liabilities required by SOP 03-1, situations where the amounts assessed against the contract holder for an insurance benefit feature are expected to result in losses in early and subsequent years of a contract's life, the impact of reinsurance and the accounting for contracts that provide annuitization benefits. Adoption of this guidance did not have a material impact on the Company's balance sheet or statement of operations.

FUTURE ADOPTION OF ACCOUNTING STANDARDS

EITF 03-1

In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". EITF 03-1 was effective for periods beginning after June 15, 2004 and adopts a three-step impairment model for securities within its scope. The three-step model must be applied on a security-by-security basis as follows:

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

Subsequent to an other-than-temporary impairment loss, a debt security should be accounted for in accordance with SOP 03-3, "Accounting for Loans and Certain Debt Securities Acquired in a Transfer". EITF 03-1 does not replace the impairment guidance for investments accounted for under EITF 99-20, "Recognition of Interest Income and Impairments on Purchased and Retained Beneficial Interests in Securitized Financial Assets", however, it requires investors to determine if a security is other-than-temporarily impaired under EITF 03-1 if the security is determined not to be other-than-temporarily impaired under EITF 99-20.

In September 2004, the FASB staff issued clarifying guidance for comment in FSP EITF Issue 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, `The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments'", (FSP 03-1-a) and subsequently voted to delay the implementation of the impairment measurement and recognition guidance contained in paragraphs 10 - 20 of EITF 03-1 in order to reconsider certain aspects of the consensus as well as the implementation guidance included in FSP 03-1-a. The disclosure guidance in paragraphs 21 and 22 of the standard remains effective.

The ultimate impact the adoption of EITF 03-1 will have on the Company's consolidated financial condition and results of operations is still unknown. Depending on the nature of the ultimate guidance, adoption of the standard could potentially result in the recognition of unrealized losses, including those declines in value that are attributable to interest rate movements, as other-than-temporary impairments, except those deemed to be minor in nature. As of September 30, 2004, the Company had $184 of total gross unrealized losses. The amount of impairments to be recognized, if any, will depend on the final standard, market conditions and management's intent and ability to hold securities with unrealized losses at the time of the impairment evaluation.

2. SEGMENT INFORMATION

With the recent change in Hartford Life Insurance Company's internal organization, the Company has changed its reportable operating segments from Investment Products, Individual Life and Corporate Owned Life Insurance ("COLI") to Retail Products Group ("Retail"), Institutional Solutions Group ("Institutional") and Individual Life. Retail offers individual variable and fixed annuities, retirement plan products and services to corporations under
Section 401(k) plans and other investment products. Institutional primarily offers retirement plan products and services to municipalities under Section 457 plans, other institutional investment products and private placement life insurance (formerly COLI). Individual Life sells a variety of life insurance products, including variable universal life, universal life, interest sensitive whole life and term life insurance. Hartford Life Insurance Company also includes in an Other category net realized capital gains and losses other than periodic net coupon settlements on non-qualifying derivatives and net realized capital gains and losses related to guaranteed minimum withdrawal benefits; corporate items not directly allocable to any of its reportable operating segments, intersegment eliminations as well as certain group benefit products including group life and group disability insurance that is directly written by the Company and is substantially ceded to its direct parent HLA. Periodic net coupon settlements on non-qualifying derivatives and net realized capital gains and losses related to guaranteed minimum withdrawal benefits are reflected in each applicable segment in net realized capital gains and losses.

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

                                          Retail       Institutional
                                         Products        Solutions     Individual
                                          Group            Group          Life          Other          Total
-------------------------------------------------------------------------------------------------------------
THIRD QUARTER ENDED SEPTEMBER 30, 2004
Total revenues                           $    705      $         442   $      239          67        $  1,453
Net income [1]                                109                 30           39         217             395
-------------------------------------------------------------------------------------------------------------

THIRD QUARTER ENDED SEPTEMBER 30, 2003
Total revenues                                459                726          227          37           1,449
Net income                                     84                 38           36           9             167
-------------------------------------------------------------------------------------------------------------

NINE MONTHS ENDED SEPTEMBER 30, 2004
Total revenues                              1,960              1,303          699         225           4,187
Net income [1]                                280                 73          106         297             756
-------------------------------------------------------------------------------------------------------------

NINE MONTHS ENDED SEPTEMBER 30, 2003
Total revenues                              1,289              1,605          666          93           3,653
Net income                                    246                 91           99          20             456
-------------------------------------------------------------------------------------------------------------

[1] For the third quarter and nine months ended September 30, 2004, includes a $187 tax benefit recorded in the Other category, which relates to agreement with the IRS on the resolution of matters pertaining to tax years prior to 2004. For further discussion of this tax benefit, see Note 8.

3.  INVESTMENTS AND DERIVATIVE INSTRUMENTS

The following table identifies the Company's fixed maturity investments by sector, as of September 30, 2004 and December 31, 2003.

COMPONENTS OF FIXED MATURITY INVESTMENTS

                                                         SEPTEMBER 30, 2004                            DECEMBER 31, 2003
                                             -------------------------------------------  ------------------------------------------
                                                          GROSS       GROSS                              GROSS      GROSS
                                             AMORTIZED  UNREALIZED UNREALIZED              AMORTIZED  UNREALIZED UNREALIZED  FAIR
                                               COST       GAINS      LOSSES   FAIR VALUE      COST       GAINS     LOSSES    VALUE
------------------------------------------------------------------------------------------------------------------------------------
Bonds and Notes
  U.S. Gov't and Gov't agencies and
   authorities (guaranteed and sponsored)    $     743 $       15  $       (3) $     755  $      641  $       8   $      (2) $   647
  U.S. Gov't and Gov't agencies and
   authorities (guaranteed and sponsored)
   -- asset-backed                               2,215         30          (7)     2,238       2,059         33          (4)   2,088
  States, municipalities and political
   subdivisions                                    634         26          (7)       653         307          6          (7)     306
  International governments                        656         55          (2)       709         641         55          (1)     695
  Public utilities                               2,009        168          (8)     2,169       1,195        103          (5)   1,293
  All other corporate including                                                               13,808      1,170         (41)  14,937
   international                                19,118      1,472         (64)    20,526
  All other corporate - asset-backed            13,022        463         (89)    13,396       8,649        339         (81)   8,907
  Short-term investments                         1,946         --          --      1,946       1,210          1          --    1,211
  Redeemable preferred stock                         1         --          --          1           1         --          --        1
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL FIXED MATURITIES                  $  40,344 $    2,229  $     (180) $  42,393  $   28,511  $   1,715   $    (141) $30,085
------------------------------------------------------------------------------------------------------------------------------------

Included in the fair value of total fixed maturities as of September 30, 2004 are $11.1 billion of guaranteed separate account assets. Guaranteed separate account assets were reclassified to the general account on January 1, 2004 as a result of the adoption of SOP 03-1 (for further discussion see Note 7 of Notes to Condensed Consolidated Financial Statements).

DERIVATIVE INSTRUMENTS

The Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards, futures and options designed to achieve one of four Company-approved objectives: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; to control transaction costs; or to enter into replication transactions.

On the date the derivative contract is entered into, the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability ("fair value" hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), (3) a foreign-currency fair value or cash flow hedge ("foreign-currency" hedge), (4) a hedge of a net investment in a foreign operation or (5) held for other investment and risk management activities, which primarily involve managing asset or liability related risks that do not qualify for hedge accounting under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".

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

The following table summarizes the notional amount and fair value of derivatives by hedge designation as of September 30, 2004 and December 31, 2003. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and are not necessarily reflective of credit risk. The fair value amounts of derivative assets and liabilities are presented on a net basis in the following table.

                                                                 SEPTEMBER 30, 2004                   DECEMBER 31, 2003
                                                          ---------------------------         -------------------------------
                                                          NOTIONAL AMOUNT  FAIR VALUE         NOTIONAL AMOUNT   FAIR VALUE
-----------------------------------------------------------------------------------------------------------------------------
Cash flow hedge                                           $         5,516   $      (180)      $         2,592  $         (49)
Fair value hedge                                                      279            (6)                  163             (6)
Other investment and risk management activities                    56,533           (32)               33,745             (8)
----------------------------------------------------------------------------------------------------------------------------
         Total                                            $        62,328   $      (218)      $        36,500  $         (63)
----------------------------------------------------------------------------------------------------------------------------

The increase in notional amount since December 31, 2003 is primarily due to an increase in embedded derivatives associated with guaranteed minimum withdrawal benefits ("GMWB") product sales, and, to a lesser extent, derivatives transferred to the general account as a result of the adoption of SOP 03-1 and new hedging strategies. The decrease in the net fair value of derivative instruments since December 31, 2003 was primarily due to the rise in short-term interest rates during the third quarter of 2004 and derivatives transferred to the general account pursuant to the adoption of SOP 03-1.

Due to the adoption of SOP 03-1, derivatives previously included in separate accounts were reclassified into various other balance sheet classifications. On January 1, 2004, the notional amount and net fair value of derivative instruments reclassified totaled $2.9 billion and $(71), respectively. As of September 30, 2004, $28 of the derivatives were reported in other investments, $(114) in other liabilities, and $4 of embedded derivatives in fixed maturities in the condensed consolidated balance sheets. Management's objectives with regard to the reclassified derivatives along with the notional amount and net fair value are as follows:

                                                                                                             SEPTEMBER 30, 2004
                                                                                                           ------------------------
                                                                                                           NOTIONAL
HEDGING STRATEGY                                                                                            AMOUNT      FAIR VALUE
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOW HEDGES

  Interest rate swaps - Interest rate swaps are primarily used to convert interest receipts on floating-rate fixed maturity investments to fixed rates.  These derivatives are predominantly used to
  better match cash receipts from assets with cash disbursements required to fund liabilities.             $  1,597     $       31

  Foreign currency swaps - Foreign currency swaps are used to convert foreign denominated cash flows associated with certain foreign denominated fixed maturity investments to U.S. dollars.  The foreign fixed maturities are primarily denominated in Euros and are swapped to minimize cash flow
  fluctuations due to changes in currency rates.                                                                434           (109)

FAIR VALUE HEDGES

  Interest rate caps and floors - Interest rate caps and floors are used to offset the changes in fair value related to corresponding interest rate caps and floors that exist in certain of the Company's
  variable-rate fixed maturity investments.                                                                     111             (2)

OTHER INVESTMENT AND RISK MANAGEMENT ACTIVITIES

  Credit default and total return swaps - The Company enters into swap agreements in which the Company assumes credit exposure or reduces credit exposure from an individual entity, referenced index or
  asset pool.                                                                                                   419             --

  Interest rate swaps - The Company uses interest rate swaps to manage interest rate risk.                      210              4
  Options - The Company writes option contracts for a premium to monetize the option embedded in
  certain of its fixed maturity investments.                                                                    121             --

  Foreign currency swaps - The Company enters into foreign currency swaps to hedge the foreign currency
  exposures in certain of its foreign fixed maturity investments.                                                62             (6)
----------------------------------------------------------------------------------------------------------------------------------
TOTAL                                                                                                      $  2,954     $      (82)
----------------------------------------------------------------------------------------------------------------------------------


In addition to the derivatives transferred to the general account as a result of the adoption of SOP 03-1, during the first quarter of 2004, the Company entered into a series of interest rate swap agreements with a combined notional value of $350 to hedge a portion of the Company's floating rate guaranteed investment contracts. These swaps have been designated as cash flow hedges, with the objective of hedging changes in the benchmark interest rate (LIBOR), and were structured to offset the payments associated with the guaranteed investment contracts. As of September 30, 2004, the notional amount and net fair value of these swaps totaled $350 and $2, respectively.

During the nine months ended September 30, 2004, the Company entered into credit default swap agreements in which the Company pays a derivative counterparty a periodic fee in exchange for compensation from the counterparty should a credit event occur on the part of the referenced security issuer. The Company entered into these agreements as an efficient means to reduce credit exposure to the specified issuers. As of September 30, 2004, the notional amount and net fair value of these swaps totaled $454 and $(1), respectively.

During the nine months ended September 30, 2004, the Company entered into interest swaps and swaptions to reduce duration risk in the investment portfolio. These derivative instruments are structured to hedge the durations of fixed maturity investments to match certain life product liabilities in accordance with the Company's asset and liability management policy. As of September 30, 2004, the notional and fair value of these swaps and swaptions totaled $1.2 billion and $7, respectively.

Periodically the Company enters into interest rate swap agreements to terminate existing swaps in hedging relationships, thereby offsetting the prospective changes in value in the original swap. During the nine months ended September 30, 2004, the Company cash settled both the original and offsetting swap agreements, resulting in a reduction in notional amount of approximately $2.1 billion from December 31, 2003. No net realized gain or loss was recorded as a result of the settlement.

Derivative instruments are recorded at fair value and presented in the condensed consolidated balance sheets as follows:


                                           SEPTEMBER 30, 2004       DECEMBER 31, 2003
                                      -----------------------  -------------------------
                                                    LIABILITY                 LIABILITY
                                      ASSET VALUES    VALUES   ASSET VALUES     VALUES
----------------------------------------------------------------------------------------
Other investments                     $         64  $      --  $        116   $      --
Reinsurance recoverables                        --         73            --         115
Other policyholder funds                        73         --           115          --
Fixed maturities                                 4         --             7          --
Other liabilities                               --        286            --         186
---------------------------------------------------------------------------------------
         Total                        $        141  $     359  $        238   $     301
---------------------------------------------------------------------------------------

For the third quarter and nine months ended September 30, 2004 and 2003, the Company's gross gains and losses, representing the total ineffectiveness of all fair value hedges were less than $1, with the net impact reported as net realized capital gains and losses. For the third quarter and nine months ended September 30, 2004, the Company recorded a net loss due to ineffectiveness on cash flow hedges of $(3) and $(6), after-tax, respectively, primarily associated with interest rate swap hedges, in net realized capital gains and losses. For the third quarter and nine months ended September 30, 2003, the cash flow hedge ineffectiveness was less than $1.

The total change in value for other derivative-based strategies which do not qualify for hedge accounting treatment, including periodic net coupon settlements, are reported as net realized capital gains and losses in the condensed consolidated statements of income. For the third quarter and nine months ended September 30, 2004, the Company recognized an after-tax net (loss) gain of $(3) and $15, respectively, for derivative-based strategies, which do not qualify for hedge accounting treatment. For the third quarter and nine months ended September 30, 2003, the after-tax net loss was $(9) and $(10), respectively.

As of September 30, 2004, the after-tax deferred net gains on derivative instruments in accumulated other comprehensive income ("AOCI") that are expected to be reclassified to earnings during the next twelve months are $8. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains or losses as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable-rate fixed maturities) is twenty-four months. For the third quarter and nine months ended September 30, 2004 and 2003, there were no reclassifications from AOCI to earnings resulting from the discontinuance of cash flow hedges.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", and accordingly ceased all amortization of goodwill. For the third quarter and nine months ended September 30, 2004 no goodwill was acquired, impaired or written off. As of September 30, 2004 and December 31, 2003, the carrying amount of goodwill was $186.

The following table shows the Company's acquired intangible assets that continue to be subject to amortization and aggregate amortization expense. Except for goodwill, the Company has no intangible assets with indefinite useful lives.

                                        AS OF SEPTEMBER 30, 2004       AS OF DECEMBER 31, 2003
                                       --------------------------   ----------------------------
                                          GROSS       ACCUMULATED       GROSS       ACCUMULATED
                                         CARRYING         NET          CARRYING         NET
AMORTIZED INTANGIBLE ASSETS               AMOUNT      AMORTIZATION      AMOUNT      AMORTIZATION
------------------------------------------------------------------------------------------------
Present value of future profits        $      607    $      144     $      605     $      115
------------------------------------------------------------------------------------------------
Total                                  $      607    $      144     $      605     $      115

Net amortization expense for the third quarters ended September 30, 2004 and 2003 was $10 and $10, respectively. Net amortization expense for the nine months ended September 30, 2004 and 2003 was $29 and $13, respectively.

Estimated future net amortization expense for the succeeding five years is as follows:

FOR THE YEAR ENDING DECEMBER 31,

2004       $ 38
2005       $ 30
2006       $ 28
2007       $ 26
2008       $ 23

5. DEATH BENEFITS AND OTHER INSURANCE BENEFIT FEATURES

The Company issues variable annuity contracts, with separate account investment options, that offer various guaranteed death benefits. The Company currently reinsures a significant portion of these death benefit guarantees associated with its in-force block of business. Upon adoption of SOP 03-1, the Company recorded a liability for GMDB and other benefits sold with variable annuity products of $217 and a related reinsurance recoverable asset of $108. As of September 30, 2004, the liability from GMDB and other benefits sold with variable annuity products was $182 with a related reinsurance recoverable asset of $71. The net GMDB liability is established by estimating the expected value of net reinsurance costs and death benefits in excess of the projected account balance. The excess death benefits and net reinsurance costs are recognized ratably over the accumulation period based on total expected assessments. The determination of the GMDB liability and related reinsurance recoverable is based on models that involve a range of scenarios and assumptions, including those regarding expected market rates of return and volatility, contract surrender rates and mortality experience. The assumptions used are consistent with those used in determining estimated gross profits for purposes of amortizing deferred acquisition costs.

The following table provides details concerning GMDB exposure for the Retail Products Group segment which comprises substantially all of the GMDB exposure:

BREAKDOWN OF VARIABLE ANNUITY ACCOUNT VALUE BY GMDB TYPE

                                                                  ACCOUNT                  NET AMOUNT          RETAINED NET AMOUNT
Maximum anniversary value (MAV) [1]                                VALUE                     AT RISK                 AT RISK
----------------------------------------------------------------------------------------------------------------------------------
    MAV only                                               $      58,782                 $       8,817     $           1,040
    With 5% rollup [2]                                             3,996                           733                   137
    With Earnings Protection Benefit Rider (EPB) [3]               4,236                           146                    44
    With 5% rollup & EPB                                           1,425                           124                    21
----------------------------------------------------------------------------------------------------------------------------------
    Total MAV                                                     68,439                         9,820                 1,242
Asset Protection Benefit (APB) [4]                                13,837                            53                    31
Ratchet [5] (5 years)                                                 41                             4                    --
Reset [6] (5-7 years)                                              8,011                           933                   933
Return of Premium [7]/Other                                        1,751                            14                    14
----------------------------------------------------------------------------------------------------------------------------------
         Total                                             $      92,079                 $      10,824     $           2,220
----------------------------------------------------------------------------------------------------------------------------------

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

The Individual Life segment sells universal life-type contracts with and without certain secondary guarantees, such as a guarantee that the policy will not lapse, even if the account value is reduced to zero, as long as the policyholder makes scheduled premium payments. The cumulative effect on net income upon recording additional liabilities for universal life-type contracts and the related secondary guarantees, in accordance with SOP 03-1, was not material.

6. SALES INDUCEMENTS

The Company currently offers enhanced crediting rates or bonus payments to contractholders on certain of its individual and group annuity products. Through December 31, 2003, the expense associated with offering certain of these bonuses was deferred and amortized over the contingent deferred sales charge period. Others were expensed as incurred. Effective January 1, 2004, upon the Company's adoption of SOP 03-1, the expense associated with offering a bonus is deferred and amortized over the life of the related contract in a pattern consistent with the amortization of deferred policy acquisition costs. Also, effective January 1, 2004, amortization expense associated with expenses previously deferred is recorded over the remaining life of the contract rather than over the contingent deferred sales charge period. Changes in deferred sales inducement activity were as follows:

                                                 THIRD QUARTER ENDED               NINE MONTHS ENDED
                                                  SEPTEMBER 30, 2004               SEPTEMBER 30, 2004
                                           -------------------------------  -------------------------------
Balance, beginning of period               $            249                 $                      198
Sales inducements deferred                               28                                         91
Amortization charged to income                           (7)                                       (19)
                                           ------------------------------   -------------------------------
Balance at September 30, 2004              $            270                 $                      270

The Company agreed to offer London Pacific Life and Annuity Company in Liquidation ("London Pacific") deferred annuity customers the opportunity to exchange to a Hartford Life Insurance Company ("HLIC") contract in the third quarter of 2004. The Company assumed the contractual rights and liabilities arising under approximately 5,500 immediate annuities in the third quarter of 2004 and expects to assume 2,000 universal life policies in the first quarter of 2005 from London Pacific pursuant to orders entered by the Wake County Superior Court of North Carolina. During the third quarter, the Company completed the assumption of the immediate annuity contracts. Also during the third quarter, London Pacific deferred annuity contract holders with $566 of account value elected to exchange their London Pacific contract for a Hartford Life contract. Upon the exchange, which occurred in the fourth quarter of 2004, London Pacific contract holders were given an immediate bonus. This sales inducement amounted to $26 and will be deferred and amortized over the life of the contracts.

7. SEPARATE ACCOUNT PRESENTATION

Hartford Life Insurance Company maintains separate account assets and liabilities, which are reported at fair value. Separate account assets are segregated from other investments. Investment income and gains and losses from those separate account assets accrue directly to the policyholder. See Note 5 for a discussion of death benefit guarantees offered in variable annuity contracts sold through separate accounts. The fees earned for administrative and contractholder maintenance services performed for these separate accounts are included in fee income. During 2004, there were no gains or losses on transfers of assets from the general account to the separate account. The Company had recorded certain market value adjusted ("MVA") fixed annuity products and modified guarantee life insurance (primarily the Company's Compound Rate Contract ("CRC") and associated assets) as separate account assets and liabilities through December 31, 2003. Notwithstanding the market value adjustment feature in this product, all of the investment performance of the separate account assets is not being passed to the contractholder. Therefore, it does not meet the conditions for separate account reporting, under SOP 03-1. Separate account assets and liabilities related to CRC of $11 billion were reclassified to and revalued in, the general account upon adoption of SOP 03-1.

8. COMMITMENTS AND CONTINGENCIES

LITIGATION

Hartford Life Insurance Company is or may become involved in various legal actions, some of which assert claims for substantial amounts. These actions may include, among others, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, improper sales practices in connection with the sale of life insurance and other investment products, and improper fee arrangements in connection with mutual funds. The Company also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of the provisions made for potential losses and costs of defense, will not be material to the consolidated financial position of the Company. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company's consolidated results of operations or cash flows in particular quarterly or annual periods.

Broker Compensation Litigation - On October 14, 2004, the New York Attorney General's Office filed a civil complaint (the "NYAG Complaint") against Marsh Inc. and Marsh & McLennan Companies, Inc. (collectively, "Marsh") alleging, among other things, that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them. The Hartford is not joined as a defendant in the action. Since the filing of the NYAG Complaint, the Company has become aware of several private actions against The Hartford asserting claims arising from the allegations of the NYAG Complaint.

The Company is aware of two securities class actions filed in the United States District Court for the District of Connecticut alleging claims against The Hartford and five of its executive officers under Section 10(b) of the Securities Exchange Act and SEC Rule 10b-5. The complaints allege on behalf of a putative class of shareholders that The Hartford and the five named individual defendants, as control persons of The Hartford, "disseminated false and misleading financial statements" by concealing that "[The Hartford] was paying illegal and concealed 'contingent commissions' pursuant to illegal 'contingent commission agreements.'" The class period alleged is November 5, 2003 through October 13, 2004, the day before the NYAG Complaint was filed. The complaints seek damages and attorneys' fees. The Hartford and the individual defendants dispute the allegations and intend to defend these actions vigorously.

In addition, the Company is aware of three putative class actions filed in the same court on behalf of participants in The Hartford's 401(k) plan against The Hartford, Hartford Fire Insurance Company, The Hartford's Pension Fund Trust and Investment Committee, The Hartford's Pension Administration Committee, The Hartford's Chief Financial Officer, and John/Jane Does 1-15. The suits assert claims under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), alleging that The Hartford and the other named defendants breached their fiduciary duties to plan participants by, among other things, failing to inform them of the risk associated with investment in The Hartford's stock as a result of the activity alleged in the NYAG Complaint. The class period alleged is November 5, 2003 through the present. The complaints seek restitution of losses to the plan, declaratory and injunctive relief, and attorneys' fees. All defendants dispute the allegations and intend to defend these actions vigorously.

The Company also is aware of two corporate derivative actions filed in the same court. The complaints, brought in each case by a shareholder on behalf of The Hartford against its directors and an executive officer, allege that the defendants knew adverse non-public information about the activities alleged in the NYAG Complaint and concealed and misappropriated that information to make profitable stock trades, thereby breaching their fiduciary duties, abusing their control, committing gross mismanagement, wasting corporate assets, and unjustly enriching themselves. The complaints seek damages, injunctive relief, disgorgement, and attorneys' fees. All defendants dispute the allegations and intend to defend these actions vigorously.

The Company also is aware of an amended complaint filed on or about October 19, 2004 by OptiCare Health Systems, Inc., on behalf of a putative class of policyholders, against Marsh, other brokers and consultants, and the insurers named in the NYAG Complaint, including certain of their respective writing companies. The putative class action was filed in August 2004 in the United States District Court for the Southern District of New York and originally asserted only claims against the broker/consultant defendants. The amended complaint alleges additional claims against both the broker/consultant defendants and the insurer defendants. These claims include a claim under the Racketeer Influenced and Corrupt Organizations Act ("RICO") alleging that the insurer defendants are co-liable with the broker/consultant defendants for alleged misrepresentations or non-disclosures of contingent commission agreements and the solicitation or submission of inflated bids. The amended complaint also asserts claims under the Sherman Act and state antitrust and unfair competition laws alleging that the insurer defendants acted in concert with the broker/consultant defendants to restrain trade. The class period alleged is August 26, 1994 through the date of class certification, which has not yet occurred. The amended complaint seeks treble damages, injunctive and declaratory relief, and attorneys' fees. The Hartford disputes the allegations in the amended complaint and intends to defend the action vigorously.

Additional complaints may be filed against the Company and The Hartford in various courts alleging claims under federal or state law arising from the conduct alleged in the NYAG Complaint. The Company's ultimate liability, if any, in the pending and possible future suits is highly uncertain and subject to contingencies that are not yet known, such as how many suits will be filed, in which courts they will be lodged, what claims they will assert, what the outcome of investigations by the New York Attorney General's Office and other regulatory agencies will be, the success of defenses that the Company may assert, and the amount of recoverable damages if liability is established. In the opinion of management, it is possible that an adverse outcome in one or more of these suits could have a material adverse effect on the Company's consolidated results of operations or cash flows in particular quarterly or annual periods.

REGULATORY DEVELOPMENTS

In June 2004, The Hartford received a subpoena from the New York Attorney General's Office in connection with its inquiry into compensation arrangements between brokers and carriers. On September 17, 2004, the New York Attorney General's Office issued two additional subpoenas to The Hartford seeking information about possible anti-competitive activity among brokers and insurers. Subsequently, The Hartford has received additional subpoenas from the New York Attorney General's Office, the Connecticut Attorney General's Office, the Insurance Division of the Illinois Department of Financial and Professional Regulation, the Massachusetts Attorney General's Office, the Minnesota Department of Commerce, the Ohio Attorney General's Office and the Texas Attorney General's Office regarding broker compensation and possible anti-competitive activity. The Company and The Hartford may receive additional subpoenas and other information requests from these or other regulatory agencies regarding similar issues. The Company and The Hartford intend to continue cooperating fully with these investigations, and have initiated an internal review, with the assistance of outside counsel, regarding the issues under investigation.

On October 14, 2004, the New York Attorney General's Office filed a civil complaint against Marsh & McLennan Companies, Inc., and Marsh, Inc. (collectively, "Marsh"). The complaint alleges, among other things, that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them. The Hartford is not joined as a defendant in the action. Although no regulatory action has been initiated against The Hartford in connection with the allegations described in the civil complaint, it is possible that the New York Attorney General's Office or one or more other regulatory agencies may pursue action against The Hartford or one or more of its employees in the future. The potential timing of any such action is difficult to predict. If such an action is brought, it could have a material adverse effect on the Company.

There continues to be significant federal and state regulatory activity relating to financial services companies, particularly mutual funds companies. These regulatory inquiries have focused on a number of mutual fund issues. The Hartford has received requests for information and subpoenas from the Securities and Exchange Commission ("SEC"), subpoenas from the New York Attorney General's Office, and requests for information from the Connecticut Securities and Investments Division of the Department of Banking, in each case requesting documentation and other information regarding various mutual fund regulatory issues. The Hartford continues to respond to requests for documents and information from representatives from the SEC's Office of Compliance Inspections and Examinations in connection with their ongoing compliance examinations regarding market timing and late trading, revenue sharing and directed brokerage, fees, fund service providers and transfer agents, and other mutual fund-related issues. In addition, the SEC's Division of Enforcement and the New York Attorney General's Office are investigating aspects of the Company's variable annuity and mutual fund operations. The SEC's Division of Enforcement recently commenced an investigation into the Company's use of directed brokerage. The Hartford continues to cooperate fully with the SEC, the New York Attorney General's Office and other regulatory agencies.

The Company's mutual funds are available for purchase by the separate accounts of different variable life insurance policies, variable annuity products, and funding agreements, and they are offered directly to certain qualified retirement plans. Although existing products contain transfer restrictions between subaccounts, some products, particularly older variable annuity products, do not contain restrictions on the frequency of transfers. In addition, as a result of the settlement of litigation against the Company with respect to certain owners of older variable annuity products, the Company's ability to restrict transfers by these owners is limited.

A number of companies have announced settlements of enforcement actions with various regulatory agencies, primarily the SEC and the New York Attorney General's Office, which have included a range of monetary penalties and restitution. While no such action has been initiated against the Company, it is possible that the SEC, the New York Attorney General's Office or other regulatory agencies may pursue action against the Company in the future. The potential timing of any such action is difficult to predict. If such an action is brought, it could have a material adverse effect on the Company.

TAX MATTERS

The Company's Federal income tax returns are routinely audited by the Internal Revenue Service ("IRS"). During the third quarter of 2004, the IRS completed its examination of the 1998-2001 tax years, and the IRS and the Company have agreed upon all adjustments. As a result, during the third quarter of 2004 the Company booked a $187 tax benefit to reflect the impact of the audit settlement on tax years prior to 2004. The benefit relates primarily to the separate account dividends-received deduction ("DRD") and interest. (For further discussion of the Company's separate account DRD, see Note 16 of Notes to Consolidated Financial Statements included in the Company's 2003 Form 10-K Annual Report.) Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from future tax examinations and other tax-related matters for all open tax years.

9. TRANSACTIONS WITH AFFILIATES

For a description of transactions with affiliates, see Note 13 of Notes to Consolidated Financial Statements included in Hartford Life Insurance Company's Form 10-K Annual Report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in millions, unless otherwise stated)

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") addresses the financial condition of Hartford Life Insurance Company and its subsidiaries ("Hartford Life Insurance Company" or the "Company") as of September 30, 2004, compared with December 31, 2003, and its results of operations for the third quarter and nine months ended September 30, 2004 compared with the equivalent period in 2003. This discussion should be read in conjunction with the MD&A included in the Company's 2003 Form 10-K Annual Report and Report on Form 8-K filed on May 28, 2004. Hartford Life Insurance Company filed the Form 8-K on May 28, 2004 to report the Company's updating of certain historical segment information included in its Annual Report on Form 10-K for the year ended December 31, 2003, to give effect to the Company's new reportable operating segments. (For further discussion see Organizational Structure in the Consolidated Results of Operations section.)

Certain of the statements contained herein are forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company's control and have been made based upon management's expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of various factors. These factors include: the possible occurrence of terrorist attacks; the response of reinsurance companies under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect the Company against losses; changes in the stock markets, interest rates or other financial markets, including the potential effect on the Company's statutory capital levels; the inability to effectively mitigate the impact of equity market volatility on the Company's financial position and results of operations arising from obligations under annuity product guarantees; the difficulty in predicting the Company's potential exposure arising out of regulatory proceedings or private claims relating to incentive compensation or payments made to brokers and alleged anti-competitive conduct; the uncertain effect on the Company of regulatory and market-driven changes in practices relating to the payment of incentive compensation to brokers and other distribution intermediaries, including changes that have been announced and those which may occur in the future; the uncertain effect on the Company of the Jobs and Growth Tax Relief Reconciliation Act of 2003, in particular the reduction in tax rates on long-term capital gains and most dividend distributions; the possibility of more unfavorable loss experience than anticipated; stronger than anticipated competitive activity; unfavorable judicial or legislative developments, including the possibility that the Terrorism Risk Insurance Act of 2002 is not extended beyond 2005; the potential effect of regulatory developments, which could increase the Company's business costs and required capital levels; the possibility of general economic and business conditions that are less favorable than anticipated; the Company's ability to distribute its products through distribution channels, both current and future; the uncertain effects of emerging claim and coverage issues; the effect of assessments and other surcharges for guaranty funds; a downgrade in the Company's claims-paying, financial strength or credit ratings; the ability of the Company's subsidiaries to pay dividends to the Company; and other factors described in such forward-looking statements.

Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

INDEX

Critical Accounting Estimates                                  21
Consolidated Results of Operations - Operating Summary         22
Retail Products Group                                          24
Institutional Solutions Group                                  25
Individual Life                                                26
Investments                                                    26
Investment Credit Risk                                         30
Capital Markets Risk Management                                35
Capital Resources and Liquidity                                37
Accounting Standards                                           39

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

DEFERRED POLICY ACQUISITION COSTS AND PRESENT VALUE OF FUTURE PROFITS

Policy acquisition costs, which include commissions and certain other expenses that vary with and are primarily associated with acquiring business, are deferred and amortized over the estimated lives of the contracts, usually 20 years. These deferred costs, together with the present value of future profits of acquired business, are recorded as an asset commonly referred to as deferred policy acquisition costs and present value of future profits ("DAC"). At September 30, 2004 and December 31, 2003, the carrying value of the Company's DAC was $6.3 billion and $6.1 billion, respectively. For statutory accounting purposes, such costs are expensed as incurred.

The Company has developed sophisticated modeling capabilities to evaluate its DAC asset, which allowed it to run a large number of stochastically determined scenarios of separate account fund performance. These scenarios were then utilized to calculate a statistically significant range of reasonable estimates of gross profits or "EGPs". This range was then compared to the present value of EGPs currently utilized in the DAC amortization model. As of September 30, 2004, the present value of the EGPs utilized in the DAC amortization model falls within a reasonable range of statistically calculated present value of EGPs. As a result, the Company does not believe there is evidence to suggest that a revision to the EGPs (and therefore, a revision to the DAC) as of September 30, 2004 is necessary; however, if in the future the EGPs utilized in the DAC amortization model were to exceed the margin of the reasonable range of statistically calculated EGPs, a revision could be necessary. Furthermore, the Company has estimated that the present value of the EGPs is likely to remain within a reasonable range if overall separate account returns decline by 30% or less from September 30 levels for the balance of 2004, or 20% or less over the next twelve months, and if certain other assumptions that are implicit in the computations of the EGPs are achieved. For further discussion of these assumptions, see the Critical Accounting Estimates section of the Company's 2003 Form 10-K Annual Report under the heading "Deferred Policy Acquisition Costs and Present Value of Future Profits".

Additionally, the Company continues to perform analyses with respect to the potential impact of a revision to future EGPs. If such a revision to EGPs were deemed necessary, the Company would adjust, as appropriate, all of its assumptions for products accounted for in accordance with Statement of Financial Accounting Standards No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments", and reproject its future EGPs based on current account values at the end of the quarter in which a revision is deemed to be necessary. To illustrate the effects of this process, assume the Company had concluded that a revision of the Company's EGPs was required at September 30, 2004. If the Company assumed a 9% average long-term rate of growth from September 30, 2004 forward along with other appropriate assumption changes in determining the revised EGPs, the Company estimates the cumulative increase to amortization would be approximately $40-$50 after-tax. If instead the Company were to assume a long-term growth rate of 8% in determining the revised EGPs, the adjustment would be approximately $75-80, after-tax. Assuming that such an adjustment were to have been required, the Company anticipates that there would have been immaterial impacts on its DAC amortization for the 2004 and 2005 years exclusive of the adjustment, and that there would have been positive earnings effects in later years. Any such adjustment would not affect statutory income or surplus, due to the prescribed accounting for such amounts that is discussed above.

The overall recoverability of the DAC asset is dependent on the future profitability of the business. The Company tests the aggregate recoverability of the DAC asset by comparing the amounts deferred to the present value of total EGPs. In addition, the Company routinely stress tests its DAC asset for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced another significant sell-off, as the majority of policyholders' funds in the separate accounts is invested in the equity market. As of September 30, 2004, the Company believed variable annuity separate account assets could fall by at least 45% before portions of its DAC asset would be unrecoverable.

OTHER CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to the identification of the Company's critical accounting estimates regarding reserves for future policy benefits and other policyholder funds; investments; and commitments and contingencies since the filing of the Company's 2003 Form 10-K Annual Report.

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

                                                                 THIRD QUARTER ENDED                      NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                           SEPTEMBER 30,
                                                       ----------------------------------------------------------------------------
OPERATING SUMMARY                                           2004           2003       CHANGE        2004          2003       CHANGE
-----------------------------------------------------------------------------------------------------------------------------------
Fee income                                             $      645          $ 556         16%     $    1,892    $    1,572      20%
Earned premiums                                               159            411        (61%)           343           665     (48%)
Net investment income [1]                                     625            447         40%          1,841         1,315      40%
Other revenue                                                  --             37       (100%)            --            98    (100%)
Net realized capital gains (losses)                            24             (2)        NM             111             3      NM
---------------------------------------------------------------------------------------------------------------------------------
   TOTAL REVENUES                                           1,453          1,449         --           4,187         3,653      15%
---------------------------------------------------------------------------------------------------------------------------------
Benefits, claims, and claim adjustment expenses [1]           824            895         (8%)         2,296         2,110       9%
Insurance operating costs and expenses                        186            172          8%            514           524      (2%)
Amortization of deferred policy acquisition costs
 and present value of future profits                          194            173         12%            588           461      28%
Other expenses                                                  1            (11)      (109%)            25            (8)     NM
---------------------------------------------------------------------------------------------------------------------------------
   TOTAL BENEFITS, CLAIMS AND EXPENSES                      1,205          1,229         (2%)         3,423         3,087      11%
---------------------------------------------------------------------------------------------------------------------------------
   INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT
       OF ACCOUNTING CHANGE                                   248            220         13%            764           566      35%
Income tax (benefit) expense                                 (147)            53         NM             (10)          110    (109%)
    INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING
       CHANGE                                                 395            167        137%            774           456      70%
Cumulative effect of accounting change, net of tax [2]         --             --         --             (18)           --      --
---------------------------------------------------------------------------------------------------------------------------------
   NET INCOME                                          $      395          $ 167        137%      $     756     $     456      70%
---------------------------------------------------------------------------------------------------------------------------------

[1] With the adoption of SOP 03-1, certain annuity products were required to be accounted for in the general account. This change in accounting resulted in increases of $155 and $459 in net investment income and increases of $148 and $445 in benefits, claims and claim adjustment expenses for the third quarter and nine months ended September 30, 2004, respectively.

[2] For the nine months ended September 30, 2004, represents the cumulative impact of the Company's adoption of SOP 03-1.

The Company defines "NM" as not meaningful for increases or decreases greater than 200%, or changes from a net gain to a net loss position, or vice versa.

The Company's net income increased for the third quarter of 2004 compared to 2003 due primarily to lower income tax expense, increases in net income in the Retail Products and Individual life segments and higher net realized capital gains. (See the Investments section for further discussion of investment results and related realized capital gains.) During the third quarter of 2004, the Internal Revenue Service completed its examination of the 1998-2001 tax years. (For further discussion see Note 8 of Notes to Condensed Consolidated Financial Standards under Tax Matters). The Company recorded in the third quarter of 2004 an after-tax benefit of $187, consisting primarily of a change in estimate of the dividends received deduction ("DRD") tax benefit reported during 2003 and prior years and interest, and changed the estimate of the after-tax benefit for the DRD benefit related to the 2004 tax year. As a result of this change in estimate approximately $20 of additional DRD benefit was recorded in the third quarter ended September 30, 2004 to reflect the change in estimate applicable to the first three quarters of 2004.

Net income in the Retail segment increased for the third quarter ended September 30, 2004, principally driven by growth in the variable annuity business as a result of increasing assets under management. Partially offsetting the increase in the Retail segment was lower spread income on market value adjusted ("MVA") fixed annuities due to the adoption of SOP 03-1. Additionally, net income was higher for Individual Life primarily driven by higher net investment income including the effects of prepayments, growth in account values and life insurance in force.

For the nine months ended September 30, 2004 compared to 2003, net income increased primarily due to higher net income in the Retail segment, as discussed in the previous paragraph, higher net realized capital gains, and a lower effective tax rate. The effective tax rate was (1%) for the nine months ended September 30, 2004 as compared to an effective tax rate of 19% for the respective prior year period. The lower effective tax rate for the nine months ended September 30, 2004 was attributed to tax related items, as discussed above, of $187 and a year to date 2004 tax year benefit of $85, as compared to tax related items of $23 and a year to date 2003 tax year DRD benefit of $65 reported for the nine months ended September 30, 2003, respectively. Partially offsetting the positive earnings drivers for the nine months ended September 30, 2004 was the cumulative effect of accounting change from the Company's adoption of SOP 03-1. The adoption of SOP 03-1 also resulted in certain changes in presentation in the Company's financial statements, including reporting of the spreads on the Company's MVA fixed annuities on a gross basis in net investment income and benefits expense. Exclusive of the cumulative effect, overall application of SOP 03-1 resulted in an immaterial reduction in net income. (For further discussion of the impact of the Company's adoption of SOP 03-1, see Note 1 of Notes to Condensed Consolidated Financial Statements). Additionally, the net income for the Institutional segment for the nine months ended September 30, 2004 decreased primarily due to a $9 after-tax benefit, recorded in the third quarter ended September 30, 2003, associated with the settlement of the Bancorp litigation. Also contributing to this decrease was lower income from the institutional business, which includes structured settlements and institutional.

As the Company has disclosed previously, The Hartford pays brokers and independent agents commissions and other forms of incentive compensation in connection with the sale of many of the Company's insurance products. Since the New York Attorney General's Office filed a civil complaint against Marsh & McLennan Companies, Inc. and Marsh, Inc. (collectively, "Marsh") on October 14, 2004, several of the largest national insurance brokers, including Marsh, have announced their intention to discontinue the use of incentive compensation arrangements. Other industry participants may make similar, or different, determinations in the future. In addition, new regulations may require changes to industry practices relating to incentive compensation. At this time, it is not possible to predict the effect of these announced or potential changes on the Company's business or distribution strategies.

RETAIL PRODUCTS GROUP


                                                             THIRD QUARTER ENDED               NINE MONTHS ENDED
                                                                SEPTEMBER 30,                    SEPTEMBER 30,
                                                         ------------------------------------------------------------
OPERATING SUMMARY                                         2004      2003     CHANGE       2004        2003     CHANGE
---------------------------------------------------------------------------------------------------------------------
Fee income and other                                     $  398    $  340      17%      $  1,163    $   925      26%
Earned premiums                                              36       (10)     NM            (12)       (18)     33%
Net investment income                                       272       125     118%           811        370     119%
Net realized capital (losses) gains                          (1)        4      NM             (2)        12      NM
-------------------------------------------------------------------------------------------------------------------
     TOTAL REVENUES                                         705       459      54%         1,960      1,289      52%
-------------------------------------------------------------------------------------------------------------------
Benefits, claims, and claim adjustment expenses             335       141     138%           851        440      93%
Insurance operating costs and other expenses                115        93      24%           322        273      18%
Amortization of deferred policy acquisition costs and
  present value of future profits                           145       127      14%           446        320      39%
-------------------------------------------------------------------------------------------------------------------
     TOTAL BENEFITS, CLAIMS AND EXPENSES                    595       361      65%         1,619      1,033      57%
-------------------------------------------------------------------------------------------------------------------
     INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT
       OF ACCOUNTING CHANGE                                 110        98      12%           341        256      33%
Income tax expense                                            1        14     (93%)           42         10      NM
-------------------------------------------------------------------------------------------------------------------
     INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING
       CHANGE                                               109        84      30%           299        246      22%
Cumulative effect of accounting change, net of tax [1]       --        --      --            (19)        --      --
-------------------------------------------------------------------------------------------------------------------
     NET INCOME                                          $  109    $   84      30%      $    280    $   246      22%
-------------------------------------------------------------------------------------------------------------------
Individual variable annuity account values                                              $ 92,079    $77,572      19%
Other individual annuity account values                                                   11,471     10,939       5%
401K and Specialty product account values                                                  5,796      4,049      43%
-------------------------------------------------------------------------------------------------------------------
     TOTAL ACCOUNT VALUES [2]                                                           $109,346    $92,560      18%
-------------------------------------------------------------------------------------------------------------------
     S&P 500 INDEX VALUE AT END OF PERIOD                                                  1,115        996      12%
-------------------------------------------------------------------------------------------------------------------

[1] For the quarter and nine months ended September 30, 2004, represents the cumulative impact of the Company's adoption of SOP 03-1.

[2] Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.

Net income in the Retail segment increased for the third quarter and nine months ended September 30, 2004, principally driven by significant growth in the assets under management within the variable annuity and mutual fund businesses. The Company uses assets under management as an internal performance measure. Relative profitability of the Retail segment is highly correlated to the growth in assets under management since the segment generally earns fee income on a daily basis on its assets under management. Assets under management are driven by the performance of the equity markets and net flows. Net flows are comprised of new sales less surrenders, death benefits and annuitizations of variable annuity contracts. In the mutual fund business, net flows are known as net sales. Net sales are comprised of new sales less redemptions of mutual fund customers.

Fee income generated by the variable annuity operation increased, as average account values were higher in the third quarter and nine months ended September 30, 2004 compared to the respective prior year periods. The increase in average account values can be attributed to market appreciation of $8.0 billion and net flows of $6.5 billion over the past four quarters. The Company uses the S&P 500 Index as an indicator for evaluating market returns of the underlying account portfolios, more specifically the average daily value of the S&P 500, which rose by approximately 10% from September 30, 2003 to September 30, 2004.

Additionally, for the third quarter ended September 30, 2004, the segment experienced a lower effective tax rate, primarily attributed to additional DRD benefit of $18 recorded in the third quarter ended September 30, 2004 to reflect the change in estimate applicable to the first three quarters of 2004. The effective tax rate for the third quarter ended September 30, 2004 was 1% as compared to 14% for the comparable prior year period.

Partially offsetting the positive earnings drivers discussed above was a decrease in net income in the individual fixed annuity business and higher amortization of deferred policy acquisition costs for the third quarter and nine months ended September 30, 2004 as compared to the respective prior year periods. The decrease in net income in the individual fixed annuity business was attributed to a lower investment spread from the MVA fixed annuity product for the third quarter and nine months ended September 30, 2004 as compared to the comparable prior year periods. In addition, with the adoption of SOP 03-1, the Company includes the investment return from the product in net investment income and includes interest credited to contract holders in the benefits, claims and claim adjustment expenses line in the operating summary rather than reporting the net spread in fee income and other. The resulting cumulative effect of the accounting change from the Company's adoption of SOP 03-1 recorded in the first quarter of 2004 also provided an offset to the positive earnings growth for the nine months ended September 30, 2004. Additionally, income tax expense was higher for the nine months ended September 30, 2004 due primarily to higher income earned by the segment and the $20 tax benefit recorded in the second quarter of 2003 related to the change in estimate of the DRD reported during 2002. This increase was largely offset by a higher DRD tax benefit of $77 related to the 2004 tax year reported for the nine months ended September 30, 2004, as discussed above, as compared to the DRD tax benefit of $59 related to the 2003 tax year reported in the comparable prior year period.

INSTITUTIONAL SOLUTIONS GROUP

                                                            THIRD QUARTER ENDED            NINE MONTHS ENDED
                                                               SEPTEMBER 30,                  SEPTEMBER 30,
                                                       -------------------------------------------------------------
OPERATING SUMMARY                                        2004      2003       CHANGE    2004      2003        CHANGE
--------------------------------------------------------------------------------------------------------------------
Fee income and other                                   $    74   $    73         1%    $   219   $   225        (3%)
Earned premiums                                            100       402       (75%)       304       645       (53%)
Net investment income                                      266       248         7%        775       726         7%
Net realized capital gains                                   2         3       (33%)         5         9       (44%)
------------------------------------------------------------------------------------------------------------------
       TOTAL REVENUES                                      442       726       (39%)     1,303     1,605       (19%)
------------------------------------------------------------------------------------------------------------------
Benefits, claims, and claim adjustment expenses            360       640       (44%)     1,074     1,343       (20%)
Insurance operating costs and other expenses                29        24        21%         94       109       (14%)
Amortization of deferred policy acquisition costs
  and present value of future profits                       10         6        67%         28        18        56%
------------------------------------------------------------------------------------------------------------------
       TOTAL BENEFITS, CLAIMS AND EXPENSES                 399       670       (40%)     1,196     1,470       (19%)
------------------------------------------------------------------------------------------------------------------
       INCOME BEFORE INCOME TAXES                           43        56       (23%)       107       135       (21%)
Income tax expense                                          13        18       (28%)        34        44       (23%)
------------------------------------------------------------------------------------------------------------------
       NET INCOME                                      $    30   $    38       (21%)   $    73   $    91       (20%)
==================================================================================================================
Institutional account values                                                           $13,720   $11,599        18%
Governmental account values                                                              9,437     8,319        13%
Private Placement Life Insurance account values
         Variable Products                                                              21,889    20,557         6%
         Leveraged COLI                                                                  2,520     2,602        (3%)
------------------------------------------------------------------------------------------------------------------
                  TOTAL ACCOUNT VALUES [1]                                             $47,566   $43,077        10%
==================================================================================================================


[1] Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.

Net income for the third quarter and nine months ended September 30, 2004 decreased primarily due to a $9 after-tax benefit, recorded in the third quarter ended September 30, 2003, associated with the settlement of the Bancorp litigation. Also contributing to this decrease was lower income from the institutional business, which includes structured settlements and institutional annuities. Lower net income in the institutional business was due primarily to lower spread income as a result of the lower interest rates for the third quarter and nine months ended September 30, 2004 as compared to the respective prior year periods. In addition, the institutional business reported lower earnings for the third quarter and nine months ended September 30, 2004 compared to the same periods in 2003 due to favorable mortality experience in 2003. Private placement life insurance also experienced lower revenues earned for the third quarter and nine months ended September 30, 2004 as compared to the prior year periods due to the declining leveraged COLI account values, which resulted from surrenders that occurred in 2003. Partially offsetting the decrease in net income was higher income in the governmental business for the third quarter and nine months ended September 30, 2004. This increase was primarily attributable to higher revenues earned from the growth in the average account values as a result of positive net flows and market appreciation since the third quarter of 2003. Additionally, income tax expense was lower for the nine months ended September 30, 2004 due primarily to lower income, as discussed above and a higher DRD tax benefit of $4 related to the 2004 tax year reported for the nine months ended September 30, 2004, as compared to the DRD tax benefit of $3 related to the 2003 tax year reported in the comparable prior year period.

INDIVIDUAL LIFE

                                                          THIRD QUARTER ENDED          NINE MONTHS ENDED
                                                              SEPTEMBER 30,               SEPTEMBER 30,
                                                        ---------------------------------------------------
OPERATING SUMMARY                                        2004     2003     CHANGE   2004     2003    CHANGE
-----------------------------------------------------------------------------------------------------------
Fee income and other                                    $  170   $  171        1%  $  499   $  499        -
Net investment income                                       69       56       23%     200      167       20%
-----------------------------------------------------------------------------------------------------------
     TOTAL REVENUES                                        239      227        5%     699      666        5%
-----------------------------------------------------------------------------------------------------------
Benefits, claims, and claim adjustment expenses            103       99        4%     314      291        8%
Insurance operating costs and other expenses                39       36        8%     112      108        4%
Amortization of deferred policy acquisition costs and
  present value of future profits                           39       40       (3%)    114      123       (7%)
-----------------------------------------------------------------------------------------------------------
     TOTAL BENEFITS, CLAIMS AND EXPENSES                   181      175        3%     540      522        3%
-----------------------------------------------------------------------------------------------------------
     INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT
       OF ACCOUNTING CHANGE                                 58       52       12%     159      144       10%
Income tax expense                                          19       16       19%      52       45       16%
-----------------------------------------------------------------------------------------------------------
     INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING
     CHANGE                                                 39       36        8%     107       99        8%
Cumulative effect of accounting change, net of tax [1]       -        -        -       (1)       -        -
-----------------------------------------------------------------------------------------------------------
     NET INCOME                                         $   39   $   36        8%  $  106   $   99        7%
===========================================================================================================
   Variable universal life account values                                          $4,860   $4,284       13%
-----------------------------------------------------------------------------------------------------------
     TOTAL ACCOUNT VALUES                                                          $8,429   $7,716        9%
===========================================================================================================

[1] For the quarter and nine months ended September 30, 2004, represents the cumulative impact of the Company's adoption of SOP 03-1.

Net income in the Individual Life segment increased for the third quarter and nine months ended September 30, 2004 as compared to the respective prior year periods. These increases were primarily driven by higher net investment income due to prepayments on bonds, growth in account values and life insurance in force and reserve refinements. Net investment income increased for the third quarter and nine months ended September 30, 2004 as compared to the prior year periods primarily due to the adoption of SOP 03-1 and prepayments on bonds. The adoption of SOP 03-1 also resulted in an increase in benefits, claims and claim adjustment expenses and a decrease to fee income and other for the third quarter and nine months ended September 30, 2004 as compared to the respective prior year periods for the segment's Modified Guarantee Life Insurance product, which was formerly classified as a separate account product. The increase in overall benefits, claims and claim adjustment expenses for the nine months ended September 30, 2004 also reflects higher mortality costs. Increased insurance operating costs and expenses for the quarter and year to date over the same periods last year reflect the impact of business growth. Additionally, income tax expense was higher for the nine months ended September 30, 2004 due primarily to earnings growth, as discussed above. This increase in income tax expense was partially offset by a higher DRD tax benefit of $4 related to the 2004 tax year reported for the nine months ended September 30, 2004, as discussed above, as compared to the DRD tax benefit of $3 related to the 2003 tax year reported in the comparable prior year period.

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

Pursuant to the adoption of SOP 03-1, as discussed in Note 7 of Notes to Condensed Consolidated Financial Statements, on January 1, 2004, the Company reclassified $11.7 billion of separate account assets, comprised primarily of fixed maturity and equity securities, to the general account. The majority of these assets are designated as available-for-sale securities with changes in fair value reported in other comprehensive income.

Return on invested assets is an important element of the Company's financial results. Significant fluctuations in the fixed income or equity markets could weaken the Company's financial condition or its results of operations. Additionally, changes in market interest rates may impact the period of time over which certain investments, such as mortgage-backed securities, are repaid and whether certain investments are called by the issuers. Such changes may, in turn, impact the yield on these investments and also may result in reinvestment of funds received from calls and prepayments at rates below the average portfolio yield. Net investment income and net realized capital gains and losses accounted for 44% and 31% of the Company's consolidated revenues for the third quarter ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, net investment income and net realized capital gains and losses accounted for approximately 47% and 36%, respectively, of the Company's consolidated revenues. The increase in the percentage of consolidated revenues for the third quarter and nine months ended September 30, 2004, as compared to the respective prior year periods, is primarily due to income earned on separate account assets reclassified to the general account as a result of the adoption of SOP 03-1.

Fluctuations in interest rates and credit spreads affect the Company's return on, and the fair value of, fixed maturity investments, which comprised approximately 92% and 90% of the fair value of its invested assets as of September 30, 2004 and December 31, 2003, respectively. Other events beyond the Company's control could also adversely impact the fair value of these investments. Specifically, a downgrade of an issuer's credit rating or default of payment by an issuer could reduce the Company's investment return.

The Company invests in private placement securities, mortgage loans and limited partnership arrangements in order to further diversify its investment portfolio. These investment types comprised approximately 22% and 19% of the fair value of its invested assets as of September 30, 2004 and December 31, 2003, respectively. These security types are typically less liquid than direct investments in publicly traded fixed income or equity investments. However, generally these securities have higher yields to compensate for the liquidity risk.

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

The following table identifies the Company's invested assets by type as of September 30, 2004 and December 31, 2003.

                                 COMPOSITION OF INVESTED ASSETS

                                                        SEPTEMBER 30, 2004    DECEMBER 31, 2003
                                                       ----------------------------------------
                                                       AMOUNT    PERCENT      AMOUNT    PERCENT
-----------------------------------------------------------------------------------------------
Fixed maturities, available-for-sale, at fair value    $42,393     91.9%      $30,085     90.4%
Equity securities, available-for-sale, at fair value       147      0.3%           85      0.3%
Policy loans, at outstanding balance                     2,620      5.8%        2,470      7.4%
Mortgage loans, at cost                                    657      1.4%          354      1.1%
Limited partnerships, at fair value                        234      0.5%          169      0.5%
Other investments                                           66      0.1%          116      0.3%
----------------------------------------------------------------------------------------------
TOTAL INVESTMENTS                                      $46,117    100.0%      $33,279    100.0%
----------------------------------------------------------------------------------------------

Fixed maturity investments increased 41% since December 31, 2003, primarily the result of fixed maturities that were reclassified from separate accounts to the general account as a result of the adoption of SOP 03-1 coupled with positive operating cash flow.

Mortgage loans increased $303, or 86%, since December 31, 2003 as a result of a decision to increase the Company's investment in this asset class primarily due to its attractive yields and diversification opportunities.

INVESTMENT RESULTS

The following table summarizes the Company's investment results.

                                                                    THIRD QUARTER ENDED  NINE MONTHS ENDED
                                                                       SEPTEMBER 30,       SEPTEMBER 30,
                                                                    --------------------------------------
(before-tax)                                                         2004      2003        2004      2003
-----------------------------------------------------------------------------------------------------------
Net investment income - excluding income on policy loans [1]        $   582   $     397   $ 1,712   $ 1,154
Policy loan income                                                       43          50       129       161
-----------------------------------------------------------------------------------------------------------
Net investment income - total [1]                                   $   625   $     447   $ 1,841   $ 1,315
Yield on average invested assets [2]                                    5.9%        5.8%      5.9%      5.9%
-----------------------------------------------------------------------------------------------------------
Gross gains on sale                                                 $    64   $      44   $   220   $   168
Gross losses on sale                                                    (18)        (15)      (87)      (83)
Impairments                                                              (4)        (27)      (16)      (93)
Periodic net coupon settlements on non-qualifying derivatives [1]         2           6         4        21
Other, net [3]                                                          (20)        (10)      (10)      (10)
-----------------------------------------------------------------------------------------------------------
Net realized capital gains (losses) [1]                             $    24   $      (2)  $   111   $     3
-----------------------------------------------------------------------------------------------------------

[1] The prior periods reflect the reclassification of periodic net coupon settlements on non-qualifying derivatives from net investment income to net realized capital gains to conform to the current year presentation.

[2] Represents annualized net investment income divided by the monthly weighted average invested assets at cost or amortized cost, as applicable, for the third quarter and nine months ended September 30, 2004 and 2003, excluding collateral received associated with the securities lending program.

[3] Primarily consists of changes in fair value on non-qualifying derivatives and hedge ineffectiveness on qualifying derivative instruments as well as the amortization of deferred policy acquisition costs associated with realized capital gains.

For the third quarter and nine months ended September 30, 2004, net investment income, excluding income on policy loans, increased $185, or 47%, and $558, or 48%, respectively, compared to the respective prior year periods. The increases in net investment income were primarily due to income earned on a higher average invested assets base, as compared to the respective prior year periods, and an increase in income from prepayment penalties primarily associated with commercial mortgage-backed securities ("CMBS") and prepayment speed adjustments related to mortgage-backed securities ("MBS"). The increase in the average invested assets base, as compared to the prior year periods, was primarily the result of separate account assets reclassified to the general account pursuant to the adoption of SOP 03-1 and, to a lesser extent, operating cash flows. Income earned on separate account assets reclassified to the general account was $155 and $459 for the third quarter and nine months ended September 30, 2004, respectively.

For the nine months ended September 30, 2004, the yield on average invested assets remained unchanged as compared to the respective prior year period. Since the Company invests primarily in long-term fixed rate debt securities, current period changes in long-term interest rates impact the yield on new asset purchases and, therefore, have a gradual impact on the overall portfolio yield. The weighted average yield on new invested asset purchases in the third quarter and nine months ended September 30, 2004 of approximately 5.0%, before-tax, continues to be below the average portfolio yield.

Net realized capital gains for the third quarter and nine months ended September 30, 2004 increased by $26 and $108, respectively, compared to the respective prior year periods, primarily the result of higher net realized gains on sales of fixed maturity securities in 2004 and lower other-than-temporary impairments. (For further discussion of other-than-temporary impairments, see the Other-Than-Temporary Impairments commentary in this section of the MD&A.)

Gross gains on sales for the third quarter and nine months ended September 30, 2004 were primarily within fixed maturities and were the result of decisions to reposition the portfolio primarily due to the spread tightening in certain sectors and changes in interest rates and foreign currency exchange rates. Gross gains on sales of fixed maturity investments were concentrated in the corporate, government, CMBS and asset-backed securities ("ABS") sectors. The majority of the gains on sales in the corporate, CMBS and ABS sectors were the result of divesting securities that had appreciated in value due to a decline in interest rates from the date of security purchased and an improved corporate credit environment. Foreign government securities were sold primarily to realize gains associated with the decline in value of the U.S. Dollar against foreign currencies.

Gross losses on sales for the third quarter and nine months ended September 30, 2004 resulted predominantly from sales of U.S. government securities, corporate securities, ABS and CMBS that were in an unrealized loss position primarily due to changes in long-term interest rates.

Net realized capital gains on sales for the third quarter and nine months ended September 30, 2003 primarily resulted from portfolio rebalancing of securities that had appreciated in value due to historically low interest rates.

OTHER-THAN-TEMPORARY IMPAIRMENTS

For the third quarter and nine months ended September 30, 2004, total other-than-temporary impairments were $4 and $16, respectively, as compared with $27 and $93, respectively, for the comparable periods in 2003.

The following table identifies the Company's other-than-temporary impairments by type for the nine months ended September 30, 2004 and 2003.

             OTHER-THAN-TEMPORARY IMPAIRMENTS BY TYPE

                                              NINE MONTHS ENDED
                                                 SEPTEMBER 30,
                                              --------------------
(before-tax)                                  2004           2003
------------------------------------------------------------------
ABS
  Aircraft lease receivables                 $    2         $   15
  Corporate debt obligations ("CDOs")             4             10
  Credit card receivables                        --             12
  Other ABS                                      --             18
------------------------------------------------------------------
   Total ABS                                      6             55
Commercial mortgages                              3             --
CMBS                                              3              4
Corporate
  Consumer non-cyclical                          --              7
  Technology and communications                  --              3
  Transportation                                 --              7
  Other corporate                                 3              3
------------------------------------------------------------------
   Total corporate                                3             20
Equity                                           --              8
MBS - interest only securities                    1              6
------------------------------------------------------------------
TOTAL OTHER-THAN-TEMPORARY IMPAIRMENTS       $   16         $   93
==================================================================

The decrease in other-than-temporary impairments during the nine months ended September 30, 2004, as compared to the respective prior year period, is due to an improvement in general economic conditions and operating fundamentals and improved pricing levels for ABS security types. In general, security issuers' operating fundamentals have improved due to reduced company leverage, improved liquidity and successfully implementing various cost cutting measures. Improvement in pricing levels for ABS has been driven by a general stabilization in the performance of the underlying collateral and an increase in demand for these asset types due to improved economic and operating fundamentals of the underlying security issuers, better market liquidity and attractive yields.

Impairments during the nine months ended September 30, 2003 were primarily driven by increasing default rates and lower recovery rates on collateral supporting certain ABS security types and the decline in value of several corporate debt securities as a result of deteriorating earnings forecasts, debt restructuring issues and accounting irregularities. Impairments were also incurred as a result of the deterioration in the transportation sector, specifically issuers of airline debt, due to a significant decline in airline travel. Additionally, other-than-temporary impairments were recorded on various diversified mutual funds and interest only securities.

The favorable other-than-temporary impairments trend will depend on continued strong economic fundamentals, political stability and collateral performance. In addition, as discussed in Note 1 of Notes to Condensed Consolidated Financial Statements, the future adoption of EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", could result in the recognition of additional other-than-temporary impairments. While the ultimate impact of the adoption of this standard is still unknown, depending on the nature of the ultimate guidance, adoption of this standard could potentially result in the recognition of unrealized losses, including those declines in value that are attributable to interest rate movements, as other-than-temporary impairments, except those deemed to be minor in nature. As of September 30, 2004, the Company had $184 of total gross unrealized losses. The amount of impairments to be recognized, if any, will depend on the final standard, market conditions and management's intent and ability to hold securities with unrealized losses at the time of the impairment evaluation. (For further discussion of risk factors associated with sectors with significant unrealized loss positions, see the sector risk factor commentary under the Total Available-for-Sale Securities with Unrealized Loss Greater than Six Months by Type schedule in the Investment Credit Risk section of the MD&A.)

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

The following table identifies fixed maturity securities by type, as of September 30, 2004 and December 31, 2003.

                                 FIXED MATURITIES BY TYPE

                                                   SEPTEMBER 30, 2004
                               -----------------------------------------------------------
                                                                                  PERCENT
                                                                                 OF TOTAL
                               AMORTIZED  UNREALIZED   UNREALIZED    FAIR          FAIR
                                 COST        GAINS       LOSSES      VALUE         VALUE
------------------------------------------------------------------------------------------
ABS                             $ 5,428     $    87     $   (76)    $ 5,439          12.8%
CMBS                              7,601         377         (13)      7,965          18.8%
Collateralized mortgage
  obligations ("CMOs")              752          11          (3)        760           1.8%
Corporate
   Basic industry                 2,130         158          (7)      2,281           5.4%
   Capital goods                  1,355         102          (5)      1,452           3.4%
   Consumer cyclical              2,161         139          (5)      2,295           5.4%
   Consumer non-cyclical          2,314         180          (4)      2,490           5.9%
   Energy                         1,233         115          (1)      1,347           3.2%
   Financial services             5,520         407         (18)      5,909          13.9%
   Technology and
     communications               3,190         300         (20)      3,470           8.2%
   Transportation                   581          37          (3)        615           1.4%
   Utilities                      2,009         168          (8)      2,169           5.1%
   Other                            634          34          (1)        667           1.6%
Government/Government
 agencies
   Foreign                          656          55          (2)        709           1.7%
   United States                    743          15          (3)        755           1.8%
MBS - agency                      1,456          18          (4)      1,470           3.5%
Municipal
   Taxable                          634          26          (7)        653           1.5%
Redeemable preferred stock            1          --          --           1             -
Short-term                        1,946          --          --       1,946           4.6%
-----------------------------------------------------------------------------------------
TOTAL FIXED MATURITIES          $40,344     $ 2,229     $  (180)    $42,393         100.0%
=========================================================================================
Total general account fixed
 maturities
Total guaranteed separate
 account fixed maturities
 [1]

                                  FIXED MATURITIES BY TYPE

                                                    DECEMBER 31, 2003
                               ------------------------------------------------------------
                                                                                    PERCENT
                                                                                    OF TOTAL
                                 AMORTIZED   UNREALIZED  UNREALIZED     FAIR         FAIR
                                    COST        GAINS      LOSSES       VALUE        VALUE
--------------------------------------------------------------------------------------------
ABS                                $ 5,118     $   109     $   (96)    $ 5,131        12.3%
CMBS                                 7,010         384         (21)      7,373        17.6%
Collateralized mortgage
  obligations ("CMOs")                 681          12          (2)        691         1.7%
Corporate
   Basic industry                    2,227         160          (9)      2,378         5.7%
   Capital goods                     1,343         106          (5)      1,444         3.5%
   Consumer cyclical                 2,225         159          (5)      2,379         5.7%
   Consumer non-cyclical             2,533         188          (8)      2,713         6.5%
   Energy                            1,374         115          (5)      1,484         3.5%
   Financial services                5,101         413         (24)      5,490        13.2%
   Technology and
     communications                  3,383         363         (10)      3,736         9.0%
   Transportation                      568          41          (3)        606         1.4%
   Utilities                         1,861         167         (10)      2,018         4.8%
   Other                               570          33          (1)        602         1.4%
Government/Government
 agencies
   Foreign                             810          77          (1)        886         2.1%
   United States                       981          30          (4)      1,007         2.4%
MBS - agency                         1,916          30          (2)      1,944         4.6%
Municipal
   Taxable                             374          14          (7)        381         0.9%
Redeemable preferred stock               1          --          --           1          --
Short-term                           1,555           1          --       1,556         3.7%
------------------------------------------------------------------------------------------
TOTAL FIXED MATURITIES             $39,631     $ 2,402     $  (213)    $41,820       100.0%
==========================================================================================
Total general account fixed        $28,511     $ 1,715     $  (141)    $30,085        71.9%
 maturities
Total guaranteed separate
 account fixed maturities
 [1]                               $11,120     $   687     $   (72)    $11,735        28.1%
==========================================================================================

[1] Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting SOP 03-1.

The Company's fixed maturity portfolio gross unrealized gains and losses as of September 30, 2004 in comparison to December 31, 2003 were primarily impacted by changes in interest rates, credit spreads and security sales. The Company's fixed maturity gross unrealized gains decreased $173 from December 31, 2003 to September 30, 2004 due to sales of securities in a gain position and the increase in short-term to five-year U.S. treasury rates partially offset by a decrease in long-term (ten-year and beyond) U.S. treasury rates. The gross unrealized loss amount decreased by $33 from December 31, 2003 to September 30, 2004 primarily due to credit spread tightening, improved pricing levels for certain CDOs and credit card ABS, a decrease in long-term interest rates (ten-year and beyond), security sales and, to a lesser extent, other-than-temporary impairments.

At the September 21, 2004 Federal Open Market Committee policy meeting, the overnight funds rate was raised a quarter-point for the third time in 2004 to 1.75%. The Fed members signaled that interest rates will continue to rise at a measured pace as long as inflation risks remain stable. The pace of the Fed rate increases has been widely anticipated by the market causing the U.S. interest rate yield curve to flatten during the nine months ended September 30, 2004. The five-year U.S. treasury rate increased approximately 12 basis points since December 31, 2003 primarily due to the impact of short-term interest rate increases while the ten-year U.S. treasury rate decreased 13 basis points since December 31, 2003, largely the result of demand for higher yielding assets as well as slower than expected economic growth, reduced inflationary concerns and lack of significant job growth.

Investment allocations as a percentage of total fixed maturities have remained materially consistent since December 31, 2003, except for CMBS and MBS-agency. CMBS increased as a result of a decision to increase the Company's investment in the asset class due to its stable spreads, high quality and attractive yields. The decrease in MBS-agency holdings was the result of an effort to reduce exposure to prepayment risk resulting from interest rates changes.

(For further discussion of risk factors associated with sectors with significant unrealized loss positions, see the sector risk factor commentary under the Total Available-for-Sale Securities with Unrealized Loss Greater than Six Months by Type schedule in this section of the MD&A.)

The following table identifies fixed maturities by credit quality, as of September 30, 2004 and December 31, 2003. The ratings referenced below are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company's internal analysis of such securities.

                                               FIXED MATURITIES BY CREDIT QUALITY

                                                           SEPTEMBER 30, 2004                       DECEMBER 31, 2003
                                                 ------------------------------------------------------------------------------
                                                                            PERCENT OF                               PERCENT OF
                                                  AMORTIZED                 TOTAL FAIR     AMORTIZED                 TOTAL FAIR
                                                     COST      FAIR VALUE     VALUE           COST      FAIR VALUE      VALUE
-------------------------------------------------------------------------------------------------------------------------------
United States Government/Government agencies     $     2,958  $     2,993      7.1%       $     3,598  $     3,661       8.8%
AAA                                                    8,060        8,325     19.6%             6,652        6,922      16.5%
AA                                                     3,677        3,861      9.1%             3,326        3,504       8.4%
A                                                     11,135       11,937     28.1%            11,742       12,576      30.1%
BBB                                                   11,015       11,732     27.7%            10,833       11,561      27.6%
BB & below                                             1,553        1,599      3.8%             1,925        2,040       4.9%
Short-term                                             1,946        1,946      4.6%             1,555        1,556       3.7%
----------------------------------------------------------------------------------------------------------------------------
TOTAL FIXED MATURITIES                           $    40,344  $    42,393    100.0%       $    39,631  $    41,820     100.0%
----------------------------------------------------------------------------------------------------------------------------
Total general account fixed maturities                                                    $    28,511  $    30,085      71.9%
Total guaranteed separate account
 fixed maturities [1]                                                                     $    11,120  $    11,735      28.1%
============================================================================================================================

[1] Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting SOP 03-1.

As of September 30, 2004 and December 31, 2003, 95% or greater of the fixed maturity portfolio was invested in short-term securities or securities rated investment grade (BBB and above).

The following table presents the Below Investment Grade ("BIG") fixed maturities by type, as of September 30, 2004 and December 31, 2003.

                                                  BIG FIXED MATURITIES BY TYPE

                                                            SEPTEMBER 30, 2004                       DECEMBER 31, 2003
                                                   -----------------------------------------------------------------------------
                                                                             PERCENT OF                               PERCENT OF
                                                   AMORTIZED                 TOTAL FAIR     AMORTIZED                 TOTAL FAIR
                                                      COST      FAIR VALUE     VALUE           COST      FAIR VALUE      VALUE
--------------------------------------------------------------------------------------------------------------------------------
ABS                                               $       168  $       137      8.6%       $       231  $       210      10.3%
CMBS                                                       61           67      4.2%               102          103       5.0%
Corporate
  Basic industry                                          173          184     11.5%               201          211      10.3%
  Capital goods                                            83           85      5.3%               103          106       5.3%
  Consumer cyclical                                       124          133      8.3%               250          270      13.2%
  Consumer non-cyclical                                   150          160     10.0%               250          261      12.8%
  Energy                                                   56           60      3.8%                61           67       3.3%
  Financial services                                       23           24      1.5%                20           21       1.0%
  Technology and communications                           293          302     18.9%               274          326      16.0%
  Transportation                                           16           15      0.9%                21           23       1.1%
  Utilities                                               235          245     15.3%               256          266      13.1%
Foreign government                                        157          173     10.8%               145          164       8.0%
Other                                                      14           14      0.9%                11           12       0.6%
-----------------------------------------------------------------------------------------------------------------------------
TOTAL FIXED MATURITIES                            $     1,553  $     1,599    100.0%       $     1,925  $     2,040     100.0%
-----------------------------------------------------------------------------------------------------------------------------
Total general account fixed maturities                                                     $     1,179  $     1,258      61.7%
Total guaranteed separate account fixed
 maturities [1]                                                                            $       746  $       782      38.3%
=============================================================================================================================

[1] Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting SOP 03-1.

As of September 30, 2004 and December 31, 2003, the Company held no issuer of a BIG security with a fair value in excess of 4% of the total fair value for BIG securities. Total BIG securities decreased since December 31, 2003 as a result of decisions to reduce exposure to lower credit quality assets and re-invest in investment grade securities.

The following table presents the Company's unrealized loss aging for total fixed maturity and equity securities classified as available-for-sale, as of September 30, 2004 and December 31, 2003, by length of time the security was in an unrealized loss position.

                                   UNREALIZED LOSS AGING OF TOTAL AVAILABLE-FOR-SALE SECURITIES

                                                            SEPTEMBER 30, 2004                         DECEMBER 31, 2003
                                                  --------------------------------------------------------------------------------
                                                   AMORTIZED       FAIR      UNREALIZED       AMORTIZED     FAIR        UNREALIZED
                                                      COST         VALUE        LOSS             COST       VALUE          LOSS
----------------------------------------------------------------------------------------------------------------------------------
Three months or less                              $    2,156   $    2,142      $   (14)      $    2,636   $    2,615    $    (21)
Greater than three months to six months                2,865        2,819          (46)           1,795        1,739         (56)
Greater than six months to nine months                   462          438          (24)             230          216         (14)
Greater than nine months to twelve months                 34           33           (1)             133          126          (7)
Greater than twelve months                             1,359        1,260          (99)           1,450        1,331        (119)
--------------------------------------------------------------------------------------------------------------------------------
TOTAL                                             $    6,876   $    6,692      $  (184)      $    6,244   $    6,027    $   (217)
--------------------------------------------------------------------------------------------------------------------------------
Total general account                                                                        $    4,221   $    4,076    $   (145)
Total guaranteed separate accounts [1]                                                       $    2,023   $    1,951    $    (72)
--------------------------------------------------------------------------------------------------------------------------------

[1] Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting SOP 03-1.

The decrease in the unrealized loss amount since December 31, 2003 is primarily the result of credit spread tightening, a slight decrease in long-term interest rates (ten-year and beyond), improved pricing levels for certain CDOs and credit card ABS, asset sales, and, to a lesser extent, other-than-temporary impairments. (For further discussion, see the economic commentary under the Fixed Maturities by Type table in this section of the MD&A.)

As of September 30, 2004 and December 31, 2003, fixed maturities represented $180, or 98%, and $213, or 98%, of the Company's total unrealized loss associated with securities classified as available-for-sale, respectively. There were no fixed maturities as of September 30, 2004 or December 31, 2003 with a fair value less than 80% of the security's amortized cost basis for six continuous months other than certain asset-backed and commercial mortgage-backed securities. Other-than-temporary impairments for certain asset-backed and commercial mortgage-backed securities are recognized if the fair value of the security, as determined by external pricing sources, is less than its carrying amount and there has been a decrease in the present value of the expected cash flows since the last reporting period. There were no asset-backed or commercial mortgage-backed securities included in the table above, as of September 30, 2004 and December 31, 2003, for which management's best estimate of future cash flows adversely changed during the reporting period. As of September 30, 2004 and December 31, 2003, no asset-backed or commercial mortgage-backed securities had an unrealized loss in excess of $14 and $12, respectively. (For further discussion of the other-than-temporary impairments criteria, see "Valuation of Investments and Derivative Instruments" included in the Critical Accounting Estimates section of the MD&A and in Note 2 of Notes to Consolidated Financial Statements both of which are included in Hartford Life Insurance Company's 2003 Form 10-K Annual Report.)

The Company held no securities of a single issuer that were at an unrealized loss position in excess of 10% and 7% of the total unrealized loss amount as of September 30, 2004 and December 31, 2003, respectively.

The total securities classified as available-for-sale in an unrealized loss position for longer than six months by type as of September 30, 2004 and December 31, 2003 are presented in the following table.

                     TOTAL AVAILABLE-FOR-SALE SECURITIES WITH UNREALIZED LOSS GREATER THAN SIX MONTHS BY TYPE

                                                SEPTEMBER 30, 2004                                DECEMBER 31, 2003
                                   ------------------------------------------------------------------------------------------------
                                                                      PERCENT OF                                        PERCENT OF
                                                                        TOTAL                                             TOTAL
                                    AMORTIZED    FAIR     UNREALIZED  UNREALIZED      AMORTIZED    FAIR    UNREALIZED   UNREALIZED
                                      COST       VALUE      LOSS        LOSS            COST      VALUE       LOSS         LOSS
-----------------------------------------------------------------------------------------------------------------------------------
ABS and CMBS
  Aircraft lease receivables       $      150         95       (55)     44.4%       $      153    $     99  $    (54)     38.6%
  CDOs                                     62         57        (5)      4.0%              132         113       (19)     13.6%
  Credit card receivables                  28         27        (1)      0.8%              118         108       (10)      7.1%
  Other ABS and CMBS                      325        319        (6)      4.8%              569         555       (14)     10.0%
Corporate
  Financial services                      452        433       (19)     15.3%              524         502       (22)     15.7%
  Technology and communications           157        145       (12)      9.7%               37          36        (1)      0.7%
  Utilities                               102         96        (6)      4.8%               80          74        (6)      4.3%
  Other                                   337        325       (12)      9.7%              189         175       (14)     10.0%
Other securities                          242        234        (8)      6.5%               11          11        --        --
------------------------------------------------------------------------------------------------------------------------------
TOTAL                              $    1,855   $  1,731  $   (124)    100.0%       $    1,813    $  1,673  $   (140)    100.0%
------------------------------------------------------------------------------------------------------------------------------
Total general accounts                                                              $    1,174    $  1,080  $    (94)     67.1%
Total guaranteed separate
 accounts [1]                                                                       $      639    $    593  $    (46)     32.9%
------------------------------------------------------------------------------------------------------------------------------

[1] Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting SOP 03-1.

The decrease in the September 30, 2004 total available-for-sale securities with unrealized loss greater than six months amount in comparison to the December 31, 2003 amount was primarily due to improved pricing levels for certain CDOs and credit card ABS asset sales and, to a lesser extent, other-than-temporary impairments taken during 2004. The securities in an unrealized loss position for six months or more as of September 30, 2004 and December 31, 2003, were primarily ABS supported by aircraft lease receivables and corporate fixed maturities primarily within the financial services sector. The Company's current view of risk factors relative to these fixed maturity types is as follows:

AIRCRAFT LEASE RECEIVABLES -- The slight increase in the unrealized loss position from December 31, 2003 to September 30, 2004 was primarily the result of rating agency downgrades for certain issuers in this sector, partially offset by other-than-temporary impairments taken during the year. In prior periods, these securities had suffered a considerable decrease in value as a result of a prolonged decline in airline travel and the uncertainty of a potential industry recovery. Although uncertainty surrounding the stability of domestic airlines continues to weigh heavily on this sector, worldwide travel and aircraft demand appears to be improving. While the Company has seen modest price increases and greater liquidity in this sector during 2004, any additional price recovery will depend on continued improvement in economic fundamentals, political stability and airline operating performance.

FINANCIAL SERVICES -- As of September 30, 2004, the Company held approximately 30 different securities in the financial services sector that had been in an unrealized loss position for greater than six months. These securities are primarily investment grade with the majority priced at or greater than 90% of amortized cost as of September 30, 2004. These positions are a mixture of fixed rate and variable rate securities with extended maturity dates, which have been adversely impacted by changes in interest rates from the date of purchase. Additional changes in fair value of these securities are primarily dependent on future changes in interest rates.

As part of the Company's ongoing security monitoring process by a committee of investment and accounting professionals, the Company has reviewed its investment portfolio and concluded that there were no additional other-than-temporary impairments as of September 30, 2004 and December 31, 2003. Due to the issuers' continued satisfaction of the securities' obligations in accordance with their contractual terms and the expectation that they will continue to do so, management's intent and ability to hold these securities, as well as the evaluation of the fundamentals of the issuers' financial condition and other objective evidence, the Company believes that the prices of the securities in the sectors identified above were temporarily depressed.

The evaluation for other-than-temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other-than-temporary. The risks and uncertainties include changes in general economic conditions, the issuer's financial condition or near term recovery prospects and the effects of changes in interest rates. In addition, for securitized financial assets with contractual cash flows (e.g. ABS and CMBS), projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral. As of September 30, 2004 and December 31, 2003, management's expectation of the discounted future cash flows on these securities was in excess of the associated securities' amortized cost. (For further discussion, see "Valuation of Investments and Derivative Instruments" included in the Critical Accounting Estimates section of the MD&A and in Note 2 of Notes to Consolidated Financial Statements both of which are included in Hartford Life Insurance Company's 2003 Form 10-K Annual Report.)

The following table presents the Company's unrealized loss aging for BIG and equity securities classified as available-for-sale, as of September 30, 2004 and December 31, 2003.

                                UNREALIZED LOSS AGING OF AVAILABLE-FOR-SALE BIG AND EQUITY SECURITIES

                                                               SEPTEMBER 30, 2004                         DECEMBER 31, 2003
                                                     -------------------------------------------------------------------------------
                                                      AMORTIZED       FAIR      UNREALIZED       AMORTIZED      FAIR      UNREALIZED
                                                        COST         VALUE         LOSS            COST        VALUE         LOSS
------------------------------------------------------------------------------------------------------------------------------------
Three months or less                                 $      109   $     103     $    (6)        $       47   $      46     $     (1)
Greater than three months to six months                     132         123          (9)                90          86           (4)
Greater than six months to nine months                       83          74          (9)                50          44           (6)
Greater than nine months to twelve months                    --          --          --                 17          16           (1)
Greater than twelve months                                  187         148         (39)               266         217          (49)
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL                                                $      511   $     448     $   (63)        $      470   $     409     $    (61)
-----------------------------------------------------------------------------------------------------------------------------------
Total general accounts                                                                          $      350   $     305     $    (45)
Total guaranteed separate accounts [1]                                                          $      120   $     104     $    (16)
-----------------------------------------------------------------------------------------------------------------------------------

[1] Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting SOP 03-1.

The slight increase in the BIG and equity security unrealized loss amount for securities classified as available-for-sale from December 31, 2003 to September 30, 2004 was primarily the result of recent rating agency downgrades for certain issuers, partially offset by other-than-temporary impairments taken during the year, and, to a lesser extent, slightly improved pricing levels for ABS securities and asset sales. (For further discussion, see the economic commentary under the Fixed Maturities by Type table in this section of the MD&A.)

The BIG and equity securities classified as available-for-sale in an unrealized loss position for longer than six months by type as of September 30, 2004 and December 31, 2003 are presented in the following table.

                 AVAILABLE-FOR-SALE BIG AND EQUITY SECURITIES WITH UNREALIZED LOSS GREATER THAN SIX MONTHS BY TYPE

                                                 SEPTEMBER 30, 2004                               DECEMBER 31, 2003
                                     ---------------------------------------------------------------------------------------------
                                                                       PERCENT OF                                       PERCENT OF
                                                                         TOTAL                                             TOTAL
                                    AMORTIZED    FAIR     UNREALIZED   UNREALIZED     AMORTIZED     FAIR    UNREALIZED  UNREALIZED
                                      COST       VALUE       LOSS         LOSS           COST      VALUE       LOSS        LOSS
---------------------------------------------------------------------------------------------------------------------------------
ABS and CMBS
  Aircraft lease receivables       $       63  $      33  $     (30)     62.5%       $       45   $    28  $      (17)     30.4%
  CDOs                                     29         26         (3)      6.2%               37        28          (9)     16.1%
  Credit card receivables                  13         13         --        --                40        30         (10)     17.9%
  Other ABS and CMBS                        6          5         (1)      2.1%               45        38          (7)     12.5%
Corporate
  Financial services                       38         36         (2)      4.2%               39        35          (4)      7.1%
  Technology and communications            39         33         (6)     12.5%                4         3          (1)      1.8%
  Utilities                                54         50         (4)      8.3%               66        61          (5)      8.9%
  Other                                    26         24         (2)      4.2%               53        50          (3)      5.3%
Other securities                            2          2         --        --                 4         4          --        --
-------------------------------------------------------------------------------------------------------------------------------
TOTAL                              $      270  $     222  $     (48)    100.0%       $      333   $   277  $      (56)    100.0%
-------------------------------------------------------------------------------------------------------------------------------
Total general accounts                                                               $      234   $   193  $      (41)     73.2%
Total guaranteed separate
 accounts [1]                                                                        $       99   $    84  $      (15)     26.8%
-------------------------------------------------------------------------------------------------------------------------------

[1] Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting SOP 03-1.

The decrease in the available-for-sale BIG and equity securities greater than six months unrealized loss amount since December 31, 2003 was primarily the result of improved pricing levels for certain CDOs and credit card ABS, other-than-temporary impairments taken during the year and, to a lesser extent, asset sales. This decrease was partially offset by rating agency downgrades for certain issuers in the aircraft lease receivables sector.

For additional discussion of the Company's current view of risk factors relative to certain security types listed above, please refer to the Total
Available-for-Sale Securities with Unrealized Loss Greater Than Six Months by Type table in this section of the MD&A.

CAPITAL MARKETS RISK MANAGEMENT

Hartford Life Insurance Company has a disciplined approach to managing risks associated with its capital markets and asset/liability management activities. Investment portfolio management is organized to focus investment management expertise on specific classes of investments, while asset/liability management is the responsibility of dedicated risk management units supporting operations. Derivative instruments are utilized in compliance with established Company policy and regulatory requirements and are monitored internally and reviewed by senior management.

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

DERIVATIVE INSTRUMENTS

Hartford Life Insurance Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards and exchange traded futures and options, in compliance with Company policy and regulatory requirements designed to achieve one of four Company approved objectives: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; to control transaction costs; or to enter into replication transactions. The Company does not make a market or trade in these instruments for the express purpose of earning short term trading profits. (For further discussion on Hartford Life Insurance Company's use of derivative instruments, refer to Note 3 of Notes to Condensed Consolidated Financial Statements.)

EQUITY RISK

The Company's operations are significantly influenced by changes in the equity markets. The Company's profitability depends largely on the amount of assets under management, which is primarily driven by the level of sales, equity market appreciation and depreciation and the persistency of the in-force block of business. Prolonged and precipitous declines in the equity markets can have a significant impact on the Company's operations, as sales of variable products may decline and surrender activity may increase, and as customer sentiment towards the equity market turns negative. Lower assets under management will have a negative impact on the Company's financial results, primarily due to lower fee income related to the Retail Products Group and Institutional Solutions Group and, to a lesser extent, Individual Life segments, where a heavy concentration of equity linked products are administered and sold. Furthermore, the Company may experience a reduction in profit margins if a significant portion of the assets held in the variable annuity separate accounts move to the general account and the Company is unable to earn an acceptable investment spread, particularly in light of the low interest rate environment and the presence of contractually guaranteed minimum interest credited rates, which for the most part are at a 3% rate.

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

The Retail Segment sells variable annuity contracts that offer various guaranteed death benefits. The Retail Segment maintains a liability for the death benefit costs, net of reinsurance, of $111, as of September 30, 2004. Declines in the equity market may increase the Company's net exposure to death benefits under these contracts. For certain guaranteed death benefits, the Retail segment pays the greater of (1) the account value at death; (2) the sum of all premium payments less prior withdrawals; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary. For certain guaranteed death benefits sold with variable annuity contracts beginning in June of 2003, the Retail segment pays the greater of (1) the account value at death; or (2) the maximum anniversary value; not to exceed the account value plus the greater of (a) 25% of premium payments, or (b) 25% of the maximum anniversary value of the contract. The Retail segment currently reinsures a significant portion of these death benefit guarantees associated with its in-force block of business.

The Retail segment's total gross exposure (i.e. before reinsurance) to these guaranteed death benefits as of September 30, 2004 is $10.8 billion. Due to the fact that 80% of this amount is reinsured, the net exposure is $2.2 billion. This amount is often referred to as the net amount at risk. However, the Retail segment will incur these guaranteed death benefit payments in the future only if the policyholder has an in-the-money guaranteed death benefit at their time of death.

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

INTEREST RATE RISK

The Company believes that a moderate increase in interest rates from the current levels is generally a favorable development for the Company. Rate increases are expected to provide additional net investment income, increased sales of fixed rate investment products, limit the potential risk of margin erosion due to minimum guaranteed crediting rates in certain products and, if sustained through the end of 2004, could reduce the Company's prospective pension expense. Conversely, a rise in interest rates will reduce the net unrealized gain position of the investment portfolio, increase interest expense on the Company's variable rate debt obligations and, if long-term interest rates rise dramatically within a six to twelve month time period, certain Life businesses may be exposed to disintermediation risk. Disintermediation risk refers to the risk that policyholders will surrender their contracts in a rising interest rate environment requiring the Company to liquidate assets in an unrealized loss position. The Company analyzes interest rate risk using various models including multi-scenario cash flow projections that forecast cash flows of the liabilities and their supporting investments, including derivative instruments and adjusts the asset/liability profile to help mitigate disintermediation risk. Measures used by the Company to quantify its exposure to interest rate risk inherent in its invested assets and interest rate sensitive liabilities are duration and key rate duration. In conjunction with the interest rate risk measurement and management techniques, significant portions of fixed income product offerings have market value adjustment provisions at contract surrender.

The Company believes that a gradual rise in interest rates should increase net investment income and sales of fixed rate investment products while the potential adverse consequences of increased rates, primarily the reduction of the investment portfolio's net unrealized gain and disintermediation risk, is mitigated by the Company's disciplined asset/liability management techniques and product design.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity represent the overall strength of Hartford Life Insurance Company and its ability to generate strong cash flows from each of the business segments, borrow funds at competitive rates and raise new capital to meet operating and growth needs.

DIVIDENDS

The Company declared $474 in dividends to HLA for the nine months ended September 30, 2004. Future dividend decisions will be based on, and affected by, a number of factors, including the operating results and financial requirements of the Company on a stand-alone basis and the impact of regulatory restrictions discussed in Contingencies below.

CASH FLOW

                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                     ----------------------
                                                                       2004          2003
                                                                     ----------------------
Net Cash provided by operating activities                            $    593     $     864
Net Cash used for investing activities                                   (630)       (3,316)
Net Cash (used for) provided by financing activities                      (13)        2,459
-------------------------------------------------------------------------------------------
CASH - END OF PERIOD                                                 $     46     $      86
-------------------------------------------------------------------------------------------

The decrease in cash provided by operating activities for the nine months ended September 30, 2004 as compared to the prior year period was primarily the result of the settlements of payables and receivables for the nine months ended September 30, 2004. The decrease in cash used for investing activities was primarily due to higher sales partially offset by higher purchases of investments. Net cash used for financing activities reflects lower net receipts from policyholders accounts related to investment and universal life contracts and increased dividends paid to shareholders as compared to the comparable prior year period. Operating cash flows in both periods have been more than adequate to meet liquidity requirements.

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

On August 4, 2004, Moody's affirmed the Aa3 insurance financial strength ratings of Hartford Life, Inc.'s life insurance operating subsidiaries. In addition, Moody's changed the outlook for all of these ratings from negative to stable.

Since the announcement of the suit filed by the New York Attorney General's Office against Marsh & McLennan Companies, Inc., and Marsh, Inc. on October 14, 2004, the major independent ratings agencies have indicated that they continue to monitor developments relating to the suit. On October 22, 2004, Standard & Poor's revised its outlook on the U.S. property/casualty commercial lines sector to negative from stable. On October 29, 2004, Standard & Poor's revised its outlook on the counterparty credit ratings of American International Group, Inc. and ACE Ltd. to negative from stable. It is not possible to predict whether Standard & Poor's or any other agency will take similar action with respect to the Company's ratings outlook.

The following table summarizes Hartford Life Insurance Company's significant United States member companies' financial ratings from the major independent rating organizations as of November 1, 2004:

                                                                                                     STANDARD &
                                                                      A.M. BEST        FITCH           POOR'S          MOODY'S
                                                                      --------------------------------------------------------
INSURANCE RATINGS
    Hartford Life Insurance Company                                       A+             AA              AA-             Aa3
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

REGULATORY DEVELOPMENTS

Contingencies -- In June 2004, The Hartford received a subpoena from the New York Attorney General's Office in connection with its inquiry into compensation arrangements between brokers and carriers. On September 17, 2004, the New York Attorney General's Office issued two additional subpoenas to the Company seeking information about possible anti-competitive activity among brokers and insurers. Subsequently, The Hartford has received additional subpoenas from the New York Attorney General's Office, the Connecticut Attorney General's Office, the Insurance Division of the Illinois Department of Financial and Professional Regulation, the Massachusetts Attorney General's Office, the Minnesota Department of Commerce, the Ohio Attorney General's Office and the Texas Attorney General's Office regarding broker compensation and possible anti-competitive activity. The Hartford may receive additional subpoenas and other information requests from these or other regulatory agencies regarding similar issues. The Hartford intends to continue cooperating fully with these investigations, and has initiated an internal review, with the assistance of outside counsel, regarding the issues under investigation.

On October 14, 2004, the New York Attorney General's Office filed a civil complaint against Marsh & McLennan Companies, Inc., and Marsh, Inc. (collectively, "Marsh"). The complaint alleges, among other things, that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them. The Hartford is not joined as a defendant in the action. Although no regulatory action has been initiated against The Hartford in connection with the allegations described in the civil complaint, it is possible that the New York Attorney General's Office or one or more other regulatory agencies may pursue action against The Hartford or one or more of its employees in the future. The potential timing of any such action is difficult to predict. If such an action is brought, it could have a material adverse effect on the Company.

 On October 29, 2004, the New York Attorney General's Office informed The Hartford that the Attorney General is conducting an investigation with respect to the timing of the previously disclosed sale by Thomas Marra, a director and executive officer of The Hartford and the Company, of 217,074 shares of The Hartford's common stock on September 21, 2004. The sale occurred shortly after the issuance of the additional subpoenas dated September 17, 2004 by the New York Attorney General's Office. The Hartford has engaged outside counsel to review the circumstances related to the transaction and is fully cooperating with the New York Attorney General's Office. On the basis of the review, The Hartford has determined that Mr. Marra complied with The Hartford's applicable internal trading procedures and has found no indication that Mr. Marra was aware of the additional subpoenas at the time of the sale.

There continues to be significant federal and state regulatory activity relating to financial services companies, particularly mutual funds companies. These regulatory inquiries have focused on a number of mutual fund issues. The Hartford has received requests for information and subpoenas from the Securities and Exchange Commission ("SEC"), subpoenas from the New York Attorney General's Office, and requests for information from the Connecticut Securities and Investments Division of the Department of Banking, in each case requesting documentation and other information regarding various mutual fund regulatory issues. The Hartford continues to respond to requests for documents and information from representatives from the SEC's Office of Compliance Inspections and Examinations in connection with their ongoing compliance examinations regarding market timing and late trading, revenue sharing and directed brokerage, fees, fund service providers and transfer agents, and other mutual fund-related issues. In addition, the SEC's Division of Enforcement and the New York Attorney General's Office are investigating aspects of the Company's variable annuity and mutual fund operations. The SEC's Division of Enforcement recently commenced on investigation into the Company's use of directed brokerage. The Hartford continues to cooperate fully with the SEC, the New York Attorney General's Office and other regulatory agencies.

The Company's mutual funds are available for purchase by the separate accounts of different variable life insurance policies, variable annuity products, and funding agreements, and they are offered directly to certain qualified retirement plans. Although existing products contain transfer restrictions between subaccounts, some products, particularly older variable annuity products, do not contain restrictions on the frequency of transfers. In addition, as a result of the settlement of litigation against the Company with respect to certain owners of older variable annuity products, the Company's ability to restrict transfers by these owners is limited.

A number of companies have announced settlements of enforcement actions with various regulatory agencies, primarily the SEC and the New York Attorney General's Office, which have included a range of monetary penalties and restitution. While no such action has been initiated against the Company, it is possible that the SEC, the New York Attorney General's Office or other regulatory agencies may pursue action against the Company in the future. The potential timing of any such action is difficult to predict. If such an action is brought, it could have a material adverse effect on the Company.

For further information on other contingencies, see Note 12 of Notes to Consolidated Financial Statements included in the Company's 2003 Form 10-K Annual Report.

Tax Matters -- Prior to the Tax Reform Act of 1984, the Life Insurance Company Income Tax Act of 1959 permitted the deferral from taxation of a portion of statutory income under certain circumstances. In these situations, the deferred income was accumulated in a "Policyholders' Surplus Account" and, would be taxable only under conditions which management considered to be remote; therefore, no federal income taxes have been provided on the balance in this account, which for tax return purposes was $104 as of September 30, 2004. In October 2004, the American Jobs Creation Act of 2004 was passed by the Congress, and the bill was signed by the President on October 22, 2004. This legislation allows distributions to be made from the Policyholders' Surplus Account free of tax in 2005 and 2006. The Company anticipates that, based on currently available information, this change will permanently eliminate the tax of $37 on this deferred income.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of September 30, 2004.

CHANGE IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in the Company's internal control over financial reporting that occurred during the third quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Broker Compensation Litigation - On October 14, 2004, the New York Attorney General's Office filed a civil complaint (the "NYAG Complaint") against Marsh Inc. and Marsh & McLennan Companies, Inc. (collectively, "Marsh") alleging, among other things, that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them. The Hartford is not joined as a defendant in the action. Since the filing of the NYAG Complaint, the Company has become aware of several private actions against it asserting claims arising from the allegations of the NYAG Complaint.

The Company is aware of two securities class actions filed in the United States District Court for the District of Connecticut alleging claims against The Hartford and five of its executive officers under Section 10(b) of the Securities Exchange Act and SEC Rule 10b-5. The complaints allege on behalf of a putative class of shareholders that The Hartford and the five named individual defendants, as control persons of the Company, "disseminated false and misleading financial statements" by concealing that "[The Hartford] was paying illegal and concealed 'contingent commissions' pursuant to illegal 'contingent commission agreements.'" The class period alleged is November 5, 2003 through October 13, 2004, the day before the NYAG Complaint was filed. The complaints seek damages and attorneys' fees. The Hartford and the individual defendants dispute the allegations and intend to defend these actions vigorously.

In addition, the Company is aware of three putative class actions filed in the same court on behalf of participants in the Company's 401(k) plan against The Hartford, Hartford Fire Insurance Company, The Hartford's Pension Fund Trust and Investment Committee, The Hartford's Pension Administration Committee, The Hartford's Chief Financial Officer, and John/Jane Does 1-15. The suits assert claims under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), alleging that The Hartford and the other named defendants breached their fiduciary duties to plan participants by, among other things, failing to inform them of the risk associated with investment in The Hartford's stock as a result of the activity alleged in the NYAG Complaint. The class period alleged is November 5, 2003 through the present. The complaints seek restitution of losses to the plan, declaratory and injunctive relief, and attorneys' fees. All defendants dispute the allegations and intend to defend these actions vigorously.

The Company also is aware of two corporate derivative actions filed in the same court. The complaints, brought in each case by a shareholder on behalf of The Hartford against its directors and an executive officer, allege that the defendants knew adverse non-public information about the activities alleged in the NYAG Complaint and concealed and misappropriated that information to make profitable stock trades, thereby breaching their fiduciary duties, abusing their control, committing gross mismanagement, wasting corporate assets, and unjustly enriching themselves. The complaints seek damages, injunctive relief, disgorgement, and attorneys' fees. All defendants dispute the allegations and intend to defend these actions vigorously.

The Company also is aware of an amended complaint filed on or about October 19, 2004 by OptiCare Health Systems, Inc., on behalf of a putative class of policyholders, against Marsh, other brokers and consultants, and the insurers named in the NYAG

Complaint, including certain of their respective writing companies. The putative class action was filed in August 2004 in the United States District Court for the Southern District of New York and originally asserted only claims against the broker/consultant defendants. The amended complaint alleges additional claims against both the broker/consultant defendants and the insurer defendants. These claims include a claim under the Racketeer Influenced and Corrupt Organizations Act ("RICO") alleging that the insurer defendants are co-liable with the broker/consultant defendants for alleged misrepresentations or non-disclosures of contingent commission agreements and the solicitation or submission of inflated bids. The amended complaint also asserts claims under the Sherman Act and state antitrust and unfair competition laws alleging that the insurer defendants acted in concert with the broker/consultant defendants to restrain trade. The class period alleged is August 26, 1994 through the date of class certification, which has not yet occurred. The amended complaint seeks treble damages, injunctive and declaratory relief, and attorneys' fees. The Hartford disputes the allegations in the amended complaint and intends to defend the action vigorously.

Additional complaints may be filed against the Company in various courts alleging claims under federal or state law arising from the conduct alleged in the NYAG Complaint. The Company's ultimate liability, if any, in the pending and possible future suits is highly uncertain and subject to contingencies that are not yet known, such as how many suits will be filed, in which courts they will be lodged, what claims they will assert, what the outcome of investigations by the New York Attorney General's Office and other regulatory agencies will be, the success of defenses that the Company may assert, and the amount of recoverable damages if liability is established. In the opinion of management, it is possible that an adverse outcome in one or more of these suits could have a material adverse effect on the Company's consolidated results of operations or cash flows in particular quarterly or annual periods.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - See Exhibit Index.

(b) Reports on Form 8-K:

      Filed on September 8, 2004, Item 9, Financial Statements and Exhibits, to file certain exhibits with reference to the Registration Statement on Form S-3 (File No. 333-112244, as amended, of Hartford Life Insurance Company, filed with the Securities and Exchange Commission on January 27, 2004).

      Filed on September 15, 2004, Item 9, Financial Statements and Exhibits, to file certain exhibits with reference to the Registration Statement on Form S-3 (File No. 333-112244, as amended, of Hartford Life Insurance Company, filed with the Securities and Exchange Commission on January 27, 2004).

      Filed on September 23, 2004, Item 9, Financial Statements and Exhibits, to file certain exhibits with reference to the Registration Statement on Form S-3 (File No. 333-112244, as amended, of Hartford Life Insurance Company, filed with the Securities and Exchange Commission on January 27, 2004).

      Filed on September 24, 2004, Item 9, Financial Statements and Exhibits, to file certain exhibits with reference to the Registration Statement on Form S-3 (File No. 333-112244, as amended, of Hartford Life Insurance Company, filed with the Securities and Exchange Commission on January 27, 2004).

      Filed on September 30, 2004, Item 9, Financial Statements and Exhibits, to file certain exhibits with reference to the Registration Statement on Form S-3 (File No. 333-112244, as amended, of Hartford Life Insurance Company, filed with the Securities and Exchange Commission on January 27, 2004).

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              HARTFORD LIFE INSURANCE COMPANY

                                              /s/ Ernest M. McNeill Jr.
                                              ----------------------------------
                                              Ernest M. McNeill Jr.
                                              Vice President and Chief
                                              Accounting Officer

November 10, 2004

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004
                                 EXHIBITS INDEX

EXHIBIT #

15.01           Deloitte & Touche LLP Letter of Awareness

31.01           Section 302 Certification of Thomas M. Marra

31.02           Section 302 Certification of Lizabeth H. Zlatkus

32.01           Section 906 Certification of Thomas M. Marra

32.02           Section 906 Certification of Lizabeth H. Zlatkus