Form 10-K
period 2004-12-31
HARTFORD LIFE INSURANCE CO
filed 2005-02-28
CIK 45947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___

Commission file number 002-46577

HARTFORD LIFE INSURANCE COMPANY

(Exact name of registrant as specified in its charter)

Connecticut	06-0974148
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Hopmeadow Street, Simsbury, Connecticut 06089
(Address of principal executive offices)

(860) 547-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

     3.75% Secured Medium-Term Notes due 2009 of Hartford Life Global Funding Trust 2004-001

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☐ No☑

The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of June 30, 2004 was $0, because all of the outstanding shares of Common Stock were owned by Hartford Life and Accident Insurance Company, a direct wholly owned subsidiary of Hartford Life, Inc.

As of February 18, 2005, there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant.

The registrant meets the conditions set forth in General Instruction (I) (1) (a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

CONTENTS

ITEM		DESCRIPTION	PAGE
PART I	1	Business of Hartford Life Insurance Company*	3
	2	Properties*	9
	3	Legal Proceedings	10
	4	**

PART II	5	Market for Hartford Life Insurance Company’s Common Stock and Related Stockholder Matters	11
	6	**
	7	Management’s Discussion and Analysis of Financial Condition and Results of Operations*	12
	7A	Quantitative and Qualitative Disclosures About Market Risk	49
	8	Financial Statements and Supplementary Data	49
	9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	49
	9A	Controls and Procedures	49

PART III	10	**
	11	**
	12	**
	13	**
	14	Principal Accounting Fees and Services	49
PART IV	15	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	50
		Signatures	II-1
		Exhibits Index	II-2
EX-3.01: RESTATED CERTIFICATE OF INCORPORATION
EX-3.02: BY-LAWS OF HARTFORD LIFE INSURANCE COMPANY
EX-23.01: CONSENT OF DELOITTE & TOUCHE LLP
EX-31.01: CERTIFICATION
EX-31.02: CERTIFICATION
EX-32.01: CERTIFICATION
EX-32.02: CERTIFICATION

*	Item prepared in accordance with General Instruction I (2) of Form 10-K

**	Item omitted in accordance with General Instruction I (2) of Form 10-K

PART I

Item 1. BUSINESS OF HARTFORD LIFE INSURANCE COMPANY
(Dollar Amounts In Millions, Unless Otherwise Stated)

General

Hartford Life Insurance Company and its subsidiaries (“Hartford Life Insurance Company” or the “Company”), is a direct subsidiary of Hartford Life and Accident Insurance Company (“HLA”), a wholly owned subsidiary of Hartford Life, Inc. (“Hartford Life”). Hartford Life is an indirect subsidiary of The Hartford Financial Services Group, Inc. (“The Hartford”). The Company, together with HLA, provides (i) retail and institutional investment products, including variable annuities, fixed market value adjusted (“MVA”) annuities, private placement life insurance, which includes life insurance products purchased by a company on the lives of its employees, and retirement plan services for the savings and retirement needs of over 5.0 million customers, (ii) life insurance for wealth protection, accumulation and transfer needs for approximately 738,000 customers, (iii) group benefits products such as group life and group disability insurance for the benefit of millions of individuals and (iv) fixed annuity products through its international operations. The Company is one of the largest sellers of individual variable annuities, variable universal life insurance and group disability insurance in the United States. The Company’s strong position in each of its core businesses provides an opportunity to increase the sale of the Company’s products and services as individuals increasingly save and plan for retirement, protect themselves and their families against the financial uncertainties associated with disability or death and engage in estate planning.

In the past year, the Company’s total assets, increased 14% to $195.6 billion at December 31, 2004 from $171.9 billion at December 31, 2003. The Company generated revenues of $5.7 billion, $4.9 billion and $3.9 billion in 2004, 2003 and 2002, respectively. Additionally, Hartford Life Insurance Company generated net income of $965, $626 and $426 in 2004, 2003, and 2002, respectively.

Customer Service, Technology And Economies Of Scale

The Company maintains advantageous economies of scale and operating efficiencies due to its growth, attention to expense and claims management and commitment to customer service and technology. These advantages allow the Company to competitively price its products for its distribution network and policyholders. In addition, the Company utilizes computer technology to enhance communications within the Company and throughout its distribution network in order to improve the Company’s efficiency in marketing, selling and servicing its products and, as a result, provides high-quality customer service. In recognition of excellence in customer service for individual annuities, Hartford Life Insurance Company was awarded the 2004 Annuity Service Award by DALBAR Inc., a recognized independent financial services research organization, for the ninth consecutive year. Hartford Life Insurance Company is the only company to receive this prestigious award in every year of the award’s existence. Also, in 2004 the Company earned its second DALBAR Award for Retirement Plan Service which recognizes Hartford Life Insurance Company as the No. 1 service provider of retirement plans in the industry. Additionally, the Company’s Individual Life segment won its fourth consecutive DALBAR award for service of life insurance customers and its third consecutive DALBAR Financial Intermediary Service Award in 2004.

Risk Management

The Company’s product designs, prudent underwriting standards and risk management techniques are structured to protect it against disintermediation risk, greater than expected mortality and morbidity experience and, for certain product features, specifically the guaranteed minimum death benefit (“GMDB”) and guaranteed minimum withdrawal benefit (“GMWB”) offered with variable annuity products, equity market volatility. As of December 31, 2004, the Company had limited exposure to disintermediation risk on approximately 97% of its domestic life insurance and annuity liabilities through the use of non-guaranteed separate accounts, MVA features, policy loans, surrender charges and non-surrenderability provisions. The Company effectively utilizes prudent underwriting to select and price insurance risks and regularly monitors mortality and morbidity assumptions to determine if experience remains consistent with these assumptions and to ensure that its product pricing remains appropriate. The Company also enforces disciplined claims management to protect itself against greater than expected morbidity experience. The Company uses reinsurance structures and has modified benefit features to mitigate the mortality exposure associated with GMDB. The Company also uses reinsurance to minimize the volatility associated with the GMWB liability.

Reporting Segments

Hartford Life Insurance Company changed its reportable operating segments in 2004 from Investment Products, Individual Life and Corporate Owned Life Insurance (“COLI”) to Retail Products Group (“Retail”), Institutional Solutions Group (“Institutional”) and Individual Life. Retail offers individual variable and fixed annuities, retirement plan products and services to corporations under Section 401(k) plans and other investment products. Institutional primarily offers retirement plan products and services to municipalities under Section 457 plans, other institutional investment products, structured settlements, and private placement life insurance (formerly referred to as COLI). Individual Life sells a variety of life insurance products, including variable universal life, universal life, interest sensitive whole life and term life insurance. The company also includes, in an Other category, net realized capital gains and losses other than periodic net coupon settlements on non-qualifying derivatives and net realized capital gains and losses related to guaranteed minimum withdrawal benefits; corporate items not directly allocable to any of its reportable operating segments and intersegment eliminations, as well as certain group benefit products, including group life and group disability insurance that is directly written by the Company and is substantially ceded to its parent, HLA. During the third quarter of 2004, Hartford Life introduced fixed MVA annuity products to provide a diversified product portfolio to its customers in Japan. The fixed MVA product is written by Hartford Life Insurance KK, a wholly owned Japanese subsidiary of HLA and subsequently reinsured to the Company. The reinsurance of the fixed MVA product is included in the Other category.

Retail Products Group

The Retail Products segment focuses, through the sale of individual variable and fixed annuities, retirement plan services and other investment products, on the savings and retirement needs of the growing number of individuals who are preparing for retirement or who have already retired. Retail Products generated revenues of $2.6 billion in 2004, $1.8 billion in 2003 and $1.6 billion in 2002, of which individual annuities accounted for $2.5 billion, $1.7 billion and $1.5 billion in 2004, 2003 and 2002, respectively. Net income in the Retail segment was $392, $341 and $280 in 2004, 2003 and 2002, respectively.

The Company sells both variable and fixed individual annuity products through a wide distribution network of national and regional broker-dealer organizations, banks and other financial institutions and independent financial advisors. The Company is a market leader in the annuity industry with sales of $15.7 billion, $16.5 billion, and $11.6 billion in 2004, 2003 and 2002, respectively. The Company was the largest seller of individual retail variable annuities in the United States with sales of $15.0 billion, $15.7 billion and $10.3 billion in 2004, 2003, and 2002, respectively. In addition, the Company continues to be the largest seller of individual retail variable annuities through banks in the United States.

The Company’s total account value related to individual annuity products was $111.0 billion as of December 31, 2004. Of this total account value, $99.6 billion, or 90%, related to individual variable annuity products and $11.4 billion, or 10%, related primarily to fixed MVA annuity products. At December 31, 2003, the Company’s total account value related to individual annuity products was $97.7 billion. Of this total account value, $86.5 billion, or 89%, related to individual variable annuity products and $11.2 billion, or 11%, related primarily to fixed MVA annuity products.

In addition to its leading position in individual annuities, Hartford Life Insurance Company is among the top providers of retirement products and services, including asset management and plan administration sold to small and medium size corporations pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (referred to as “401(k)”).

Principal Products

Individual Variable Annuities - Hartford Life Insurance Company earns fees, based on policyholders’ account values, for managing variable annuity assets and maintaining policyholder accounts. The Company uses specified portions of the periodic deposits paid by a customer to purchase units in one or more mutual funds as directed by the customer, who then assumes the investment performance risks and rewards. As a result, variable annuities permit policyholders to choose aggressive or conservative investment strategies, as they deem appropriate, without affecting the composition and quality of assets in the Company’s general account. These products offer the policyholder a variety of equity and fixed income options, as well as the ability to earn a guaranteed rate of interest in the general account of the Company. The Company offers an enhanced guaranteed rate of interest for a specified period of time (no longer than twelve months) if the policyholder elects to dollar-cost average funds from the Company’s general account into one or more non-guaranteed separate accounts. Additionally, the Retail Products segment sells variable annuity contracts that offer various guaranteed minimum death and withdrawal benefits.

Policyholders may make deposits of varying amounts at regular or irregular intervals and the value of these assets fluctuates in accordance with the investment performance of the funds selected by the policyholder. To encourage persistency, many of the Company’s individual variable annuities are subject to withdrawal restrictions and surrender charges. Surrender charges range up to 8% of the contract’s deposit less withdrawals, and reduce to zero on a sliding scale, usually within seven years from the deposit date. Individual variable annuity account values of $99.6 billion as of December 31, 2004, have grown from $86.5 billion as of December 31, 2003, due to strong net cash flow, resulting from high levels of sales, low levels of surrenders and equity market appreciation. Approximately 92% and 90% of the individual variable annuity account values were held in non-guaranteed separate accounts as of December 31, 2004 and 2003, respectively.

The assets underlying the Company’s variable annuities are managed both internally and by independent money managers, while the Company provides all policy administration services. The Company utilizes a select group of money managers, such as Wellington Management Company, LLP (“Wellington”); Hartford Investment Management Company (“Hartford Investment Management”), a wholly-owned subsidiary of The Hartford; Putnam Financial Services, Inc. (“Putnam”); American Funds; MFS Investment

Management (“MFS”); Franklin Templeton Group; and AIM Investments (“AIM”). All have an interest in the continued growth in sales of the Company’s products and enhance the marketability of the Company’s annuities and the strength of its product offerings. Hartford Leaders, which is a multi-manager variable annuity that combines the product manufacturing, wholesaling and service capabilities of the Company with the investment management expertise of four of the nation’s most successful investment management organizations: American Funds, Franklin Templeton Group, AIM and MFS, has emerged as the industry leader in terms of retail sales. In addition, the Director variable annuity, which is managed in part by Wellington, ranks second in the industry in terms of retail sales.

Fixed MVA Annuities — Fixed MVA annuities are fixed rate annuity contracts which guarantee a specific sum of money to be paid in the future, either as a lump sum or as monthly income. In the event that a policyholder surrenders a policy prior to the end of the guarantee period, the MVA feature increases or decreases the cash surrender value of the annuity in respect of any interest rate decreases or increases, respectively, thereby protecting the Company from losses due to higher interest rates at the time of surrender. The amount of payment will not fluctuate due to adverse changes in the Company’s investment return, mortality experience or expenses. The Company’s primary fixed MVA annuities have terms varying from one to ten years with an average term to maturity of approximately four years. Account values of fixed MVA annuities were $11.4 billion and $11.2 billion as of December 31, 2004 and 2003, respectively.

401(k) — The Company sells retirement plan products and services to corporations under Section 401(k) plans targeting the small and medium case markets. The Company believes these markets are under-penetrated in comparison to the large case market. As of December 31, 2004, the Company administered over 8,200 Section 401(k) plans.

Marketing and Distribution

The Retail Products distribution network is based on management’s strategy of utilizing multiple and competing distribution channels to achieve the broadest distribution to reach target customers. The success of the Company’s marketing and distribution system depends on its product offerings, fund performance, successful utilization of wholesaling organizations, quality of customer service, and relationships with national and regional broker-dealer firms, banks and other financial institutions, and independent financial advisors (through which the sale of the Company’s retail investment products to customers is consummated).

The Company maintains a distribution network of approximately 1,500 broker-dealers and approximately 500 banks. As of December 31, 2004, the Company was selling products through the 25 largest retail banks in the United States. The Company periodically negotiates provisions and terms of its relationships with unaffiliated parties, and there can be no assurance that such terms will remain acceptable to the Company or such third parties. The Company’s primary wholesaler of its individual annuities is PLANCO Financial Services, Inc. and its affiliate, PLANCO, Incorporated (collectively “PLANCO”) a wholly owned subsidiary of HLA. PLANCO is one of the nation’s largest wholesalers of individual annuities and has played a significant role in The Hartford’s growth over the past decade. As a wholesaler, PLANCO distributes the Company’s fixed and variable annuities, and 401(k) plans and 529 plans by providing sales support to registered representatives, financial planners and broker-dealers at brokerage firms and banks across the United States. Owning PLANCO secures an important distribution channel for Hartford Life and gives Hartford Life a wholesale distribution platform which it can expand in terms of both the number of individuals wholesaling its products and the portfolio of products which they wholesale. In addition, the Company uses internal personnel with extensive experience in the Section 401(k) market, to sell its products and services in the retirement plan market.

Competition

The Retail segment competes with numerous other insurance companies as well as certain banks, securities brokerage firms, independent financial advisors and other financial intermediaries marketing annuities and other retirement-oriented products. Product sales are affected by competitive factors such as investment performance ratings, product design, visibility in the marketplace, financial strength ratings, distribution capabilities, levels of charges and credited rates, reputation and customer service.

Institutional Solutions Group

The Company is among the top providers of retirement products and services, including asset management and plan administration sold to municipalities pursuant to Section 457 and 403(b) of the Internal Revenue Code of 1986, as amended (referred to as “Section 457” and “403(b)”, respectively). The Company also provides structured settlement contracts, institutional annuities, and stable value investment products such as guaranteed investment contracts (“GICs”).

Additionally, Hartford Life Insurance Company is a leader in the private placement life insurance (“PPLI”) market, which includes life insurance policies purchased by a company on the lives of its employees, with the company or a trust sponsored by the company named as the beneficiary under the policy. Until the passage of Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the Company sold two principal types of PPLI, leveraged COLI and variable products.

The Company has recently introduced two products for the High Net Worth markets. One is a specialized life insurance contract for ultra-wealthy, High Net Worth investors, the other is a hedge fund designed to leverage the strengths of Hartford Life Insurance Company’s award winning customer service and distribution capability.

The Company’s total account values related to institutional investment products were $14.3 billion and $12.4 billion as of December 31, 2004 and 2003, respectively. Governmental account values were $10.0 billion and $9.0 billion as of December 31, 2004 and 2003, respectively. Variable PPLI products account values were $22.5 billion and $21.0 billion as of December 31, 2004 and 2003, respectively. Leveraged COLI account values were $2.5 billion as of December 31, 2004 and 2003, respectively. The Institutional segment generated revenues of $1.8 billion, $2.0 billion and $1.7 billion for the years ended December 31, 2004, 2003 and 2002, respectively and net income of $105, $119 and $94 in 2004, 2003 and 2002, respectively.

Principal Products

Institutional Investment Products — The Company sells the following institutional investment products; structured settlements, GICs and other short term funding agreements, and other annuity contracts for special purposes such as funding of terminated defined benefit pension plans (institutional annuities arrangements).

Structured Settlements — Structured settlement annuity contracts provide for periodic payments to an injured person or survivor for a generally determinable number of years, typically in settlement of a claim under a liability policy in lieu of a lump sum settlement.

Stable Value Products — Guaranteed Interest Contracts (GICs) are group annuity contracts issued to sponsors of qualified pension or profit-sharing plans or stable value pooled fund managers. Under these contracts, the client deposits a lump sum with the Hartford for a specified period of time for a guaranteed interest rate. At the end of the specified period, the client receives principal plus interest earned. Funding agreements are investment contracts that perform a similar function for non-qualified assets. Also during 2004, the Company began issuing fixed rate funding agreements to Hartford Life Global Funding trusts that, in turn, issue registered notes to institutional and retail investors.

Institutional Annuities — Institutional annuities arrangements are group annuity contracts used to fund pension liabilities that exist when a qualified retirement plan sponsor decides to terminate an existing defined benefit pension plan. Group annuity contracts are very long-term in nature, since they must pay the pension liabilities typically on a monthly basis to all participants covered under the pension plan which is being terminated.

Governmental — The Company sells retirement plan products and services to municipalities under Section 457 plans. The Company offers a number of different investment products, including variable annuities and fixed products, to the employees in Section 457 plans. Generally, with the variable products, the Company manages the fixed income funds and certain other outside money managers act as advisors to the equity funds offered in Section 457 plans administered by the Company. As of December 31, 2004, the Company administered over 3,600 plans under Sections 457 and 403(b).

Variable PPLI products — Private Placement Variable Life Insurance (“PPVLI”) products continue to be used by employers to fund non-qualified benefits or other post-employment benefit liabilities. A key advantage to plan sponsors is the opportunity to select from a range of tax deferred investment allocations. Recent clarifications in regulatory policy have made PPVLI products particularly attractive to banks with postretirement medical obligations. PPVLI has also been widely used in the high net worth marketplace due to its low costs, range of investment choices and ability to accommodate a fund of funds management style. This institutionally priced hedge fund product is aimed at the rapidly growing market composed of affluent investors unable to participate in the higher minimums of some hedge funds.

Leveraged COLI — Leveraged COLI is a fixed premium life insurance policy owned by a company or a trust sponsored by a company. HIPAA phased out the deductibility of interest on policy loans under leveraged COLI at the end of 1998, virtually eliminating all future sales of leveraged COLI.

Marketing and Distribution

In the Section 457 market, the Institutional segment distribution network uses internal personnel with extensive experience to sell its products and services in the retirement plan and institutional markets. The success of the Company’s marketing and distribution system depends on its product offerings, fund performance, successful utilization of wholesaling organizations, quality of customer service, and relationships with national and regional broker-dealer firms, banks and other financial institutions.

In the structured settlement market, the Institutional segment sells individual fixed immediate annuity products through a small number of specialty brokerage firms that work closely with The Hartford’s Property and Casualty claim operations. The Company also works directly with the brokerage firms on cases that do not involve The Hartford’s Property and Casualty operations.

In the stable value marketplace, the Institutional segment sells GICs, funding agreements, and investor notes to retirement plan sponsors either through investment management firms or directly, using Hartford employees.

In the institutional annuities market, the Company sells its group annuity products to retirement plan sponsors through three different channels — (1) a small number of specialty brokers, (2) large benefits consulting firms and (3) directly, using Hartford employees.

In the PPVLI market, specialized strategic alliance partners with expertise in the large case market assist in the placement of many cases. High Net Worth PPVLI is often placed with the assistance of investment banking and wealth management specialists.

The hedge fund of funds product is positioned to be sold through family office arrangements, wealth management platforms of regional banks and other specialists in the mass-affluent market.

Competition

The Institutional segment competes with numerous other insurance companies as well as certain banks, securities brokerage firms, independent financial advisors and other financial intermediaries marketing annuities and other retirement-oriented products. Product sales are affected by competitive factors such as investment performance ratings, product design, visibility in the marketplace, financial strength ratings, distribution capabilities, levels of charges and credited rates, reputation and customer service.

For institutional product lines offering fixed annuity products (i.e., institutional annuities, structured settlements and stable value), financial strength, stability and credit ratings are key buying factors. As a result, the competitors in those marketplaces tend to be other large, long-established insurance companies.

For PPVLI, competition in the large case market comes from other insurance carriers, and from specialized agents with expertise in the benefit funding marketplace. For high net worth programs, the competition is often from other investment banking firms allied with other insurance carriers.

The hedge fund of funds product competes against a range of similar products from respected vendors, including investment banking firms and wire houses. It is distributed by former members of the PLANCO team which made The Hartford’s annuity business one of the most successful in the industry.

Individual Life

The Individual Life segment provides life insurance solutions to a wide array of partners to solve the wealth protection, accumulation and transfer needs of their affluent, emerging affluent and business insurance clients. Account values increased 9% to $9.0 billion as of December 31, 2004 from $8.2 billion as of December 31, 2003. Revenues were $957, $893, and $858 for the years ended December 31, 2004, 2003 and 2002, respectively. Net income in the Individual Life segment was $141, $134, and $116 for the years ended December 31, 2004, 2003 and 2002, respectively.

Principal Products

Hartford Life Insurance Company holds a significant market share in the variable universal life product market and was the number one seller of variable life insurance, according to the Tillinghast VALUE Survey, in 2004, for the third year in a row. In 2004, the Company’s sales of individual life insurance were 50% variable universal life, 44% universal life and other, and 6% term life insurance.

Variable universal life — Variable universal life insurance provides a return linked to an underlying investment portfolio and the Company allows policyholders to determine their desired asset mix among a variety of underlying mutual funds. As the return on the investment portfolio increases or decreases, the surrender value of the variable universal life policy will increase or decrease, and, under certain policyholder options or market conditions, the death benefit may also increase or decrease. The Company’s second-to-die products are distinguished from other products in that two lives are insured rather than one, and the policy proceeds are paid upon the death of both insureds. Second-to-die policies are frequently used in estate planning for a married couple. Variable universal life account values were $5.4 billion and $4.7 billion as of December 31, 2004 and 2003, respectively.

Universal Life and Interest Sensitive Whole Life — Universal life and interest sensitive whole life insurance coverages provide life insurance with adjustable rates of return based on current interest rates. Universal life provides policyholders with flexibility in the timing and amount of premium payments and the amount of the death benefit, provided there are sufficient policy funds to cover all policy charges for the coming period, unless guaranteed no-lapse coverage is in effect. At December 31, 2004, guaranteed no-lapse universal life represents less than 2% of life insurance in-force. The Company also sells second-to-die universal life insurance policies.

Marketing and Distribution

Consistent with the Company’s strategy to access multiple distribution outlets, the Individual Life distribution organization has been developed to penetrate a multitude of retail sales channels. The Company sells both variable and fixed individual life products through a wide distribution network of national and regional broker-dealer organizations, banks and independent financial advisors. The Company is a market leader in selling individual life through national stockbroker and financial institutions. In addition, the Company distributes individual life insurance through independent life and property-casualty agents and Woodbury Financial Services, a subsidiary retail broker dealer. To wholesale the Company’s products, the Company has a group of highly qualified life insurance professionals with specialized training in sophisticated life insurance sales. These individuals are generally employees of the Company who are managed through a regional sales office system.

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

Reserves

Life insurance subsidiaries of the Company establish and carry as liabilities, predominantly, three types of reserves: (1) a liability equal to the balance that accrues to the benefit of the policyholder as of the financial statement date, otherwise known as the account value, (2) a liability for unpaid claims, including those that have been incurred but not yet reported, and (3) a liability for future policy benefits, representing the present value of future benefits to be paid to or on behalf of policyholders less the present value of future net premiums. The liabilities for unpaid claims and future policy benefits are calculated based on actuarially recognized methods using morbidity and mortality tables, which are modified to reflect the Company’s actual experience when appropriate. Liabilities for unpaid claims include estimates of amounts to fully settle known reported claims as well as claims related to insured events that the Company estimates have been incurred but have not yet been reported. Future policy benefit reserves are computed at amounts that, with additions from estimated premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet the Company’s policy obligations at their maturities or in the event of an insured’s disability or death. Other insurance liabilities include those for unearned premiums and benefits in excess of account value. Reserves for assumed reinsurance are computed in a manner that is comparable to direct insurance reserves. Additional information on reserves may be found in the Critical Accounting Estimates section of the MD&A under “Reserves”.

Ceded Reinsurance

In accordance with normal industry practice, the Company is involved in both the cession and assumption of insurance with other insurance and reinsurance companies. As of December 31, 2004, the largest amount of life insurance retained on any one life by any one of the life operations was approximately $2.9. In addition, the Company has reinsured the majority of the minimum death benefit guarantees as well as the guaranteed minimum withdrawal benefits on contracts issued prior to July 2003 offered in connection with its variable annuity contracts. The Company also assumes reinsurance from other insurers. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. For the years ended December 31, 2004, 2003 and 2002, the Company did not make any significant changes in the terms under which reinsurance is ceded to other insurers except for the Company’s 2003 recapture of a block of business previously reinsured with an unaffiliated reinsurer. For further discussion see Note 6 of Notes to Consolidated Financial Statements.

Investment Operations

The investment portfolios of the Company are managed by Hartford Investment Management Company (“HIM”), a wholly-owned subsidiary of The Hartford. HIM manages the portfolios to maximize economic value, while attempting to generate the income necessary to support the Company’s various product obligations, within internally established objectives, guidelines and risk tolerances. The portfolio objectives and guidelines are developed based upon the asset/liability profile, including duration, convexity and other characteristics within specified risk tolerances. The risk tolerances considered include, for example, asset and credit issuer allocation limits, maximum portfolio below investment grade (“BIG”) holdings and foreign currency exposure. The Company attempts to minimize adverse impacts to the portfolio and the results of operations due to changes in economic conditions through asset allocation limits, asset/liability duration matching and through the use of derivatives. (For further discussion of HIM’s portfolio management approach, see the Investments General section of the MD&A.)

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

The extent of insurance regulation on business outside the United States varies significantly among the countries in which the Company operates. Some countries have minimal regulatory requirements, while others regulate insurers extensively. Foreign insurers in many countries are faced with greater restrictions than domestic competitors domiciled in that particular jurisdiction. The Company’s international operations are comprised of insurers licensed in their respective countries and, therefore, are subject to the generally less restrictive domestic insurance regulations.

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

Employees

Hartford Life Insurance Company had approximately 3,800 employees as of December 31, 2004.

Item 2. PROPERTIES

The Company’s principal executive offices are located in Simsbury, Connecticut. The Company’s home office complex consists of approximately 655 thousand square feet, and is leased from a third party by Hartford Fire Insurance Company (“Hartford Fire”), a direct subsidiary of The Hartford. This lease expires January 1, 2010. Expenses associated with these offices are allocated on a direct basis to the Company by Hartford Fire. The Company believes its properties and facilities are suitable and adequate for current operations.

Item 3. LEGAL PROCEEDINGS

The Hartford Financial Services Group, Inc. and its consolidated subsidiaries (“The Hartford”) is involved in various legal actions arising in the ordinary course of business, some of which assert claims for substantial amounts. These actions include, among others, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, improper sales practices in connection with the sale of life insurance and other investment products; and improper fee arrangements in connection with mutual funds. The Hartford also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to the consolidated financial condition of the Company. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated results of operations or cash flows in particular quarterly or annual periods.

Broker Compensation Litigation - On October 14, 2004, the New York Attorney General’s Office filed a civil complaint (the “NYAG Complaint”) against Marsh Inc. and Marsh & McLennan Companies, Inc. (collectively, “Marsh”) alleging, among other things, that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them. The Hartford is not joined as a defendant in the action. Since the filing of the NYAG Complaint, several private actions have been filed against The Hartford asserting claims arising from the allegations of the NYAG Complaint.

Two securities class actions have been filed in the United States District Court for the District of Connecticut alleging claims against The Hartford and five of its executive officers under Section 10(b) of the Securities Exchange Act and SEC Rule 10b-5. The complaints allege on behalf of a putative class of shareholders that The Hartford and the five named individual defendants, as control persons of The Hartford, “disseminated false and misleading financial statements” by concealing that “[The Hartford] was paying illegal and concealed ‘contingent commissions’ pursuant to illegal ‘contingent commission agreements.’” The class period alleged is November 5, 2003 through October 13, 2004, the day before the NYAG Complaint was filed. The complaints seek damages and attorneys’ fees. The Hartford and the individual defendants dispute the allegations and intend to defend these actions vigorously.

In addition, three putative class actions have been filed in the same court on behalf of participants in The Hartford’s 401(k) plan against The Hartford, Hartford Fire Insurance Company, The Hartford’s Pension Fund Trust and Investment Committee, The Hartford’s Pension Administration Committee, The Hartford’s Chief Financial Officer, and John/Jane Does 1-15. The suits assert claims under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), alleging that The Hartford and the other named defendants breached their fiduciary duties to plan participants by, among other things, failing to inform them of the risk associated with investment in The Hartford’s stock as a result of the activity alleged in the NYAG Complaint. The class period alleged is November 5, 2003 through the present. The complaints seek restitution of losses to the plan, declaratory and injunctive relief, and attorneys’ fees. All defendants dispute the allegations and intend to defend these actions vigorously.

Two corporate derivative actions also have been filed in the same court. The complaints, brought in each case by a shareholder on behalf of The Hartford against its directors and an executive officer, allege that the defendants knew adverse non-public information about the activities alleged in the NYAG Complaint and concealed and misappropriated that information to make profitable stock trades, thereby breaching their fiduciary duties, abusing their control, committing gross mismanagement, wasting corporate assets, and unjustly enriching themselves. The complaints seek damages, injunctive relief, disgorgement, and attorneys’ fees. All defendants dispute the allegations and intend to defend these actions vigorously.

Seven putative class actions also have been filed by alleged policyholders in federal district courts, one in the Southern District of New York, two in the Eastern District of Pennsylvania, three in the Northern District of Illinois, and one in the Northern District of California, against several brokers and insurers, including The Hartford. These actions assert, on behalf of a class of persons who purchased insurance through the broker defendants, claims under the Sherman Act and state law, and in some cases the Racketeer Influenced and Corrupt Organizations Act (“RICO”), arising from the conduct alleged in the NYAG Complaint. The class period alleged is 1994 through the date of class certification, which has not yet occurred. The complaints seek treble damages, injunctive and declaratory relief, and attorneys’ fees. Putative class actions also have been filed in the Circuit Court for Cook County, Illinois, Chancery Division and in the Circuit Court for Seminole County, Florida, Civil Division, on behalf of a class of all persons who purchased insurance from a class of defendant insurers. These state court actions assert unjust enrichment claims and violations of state unfair trade practices acts arising from the conduct alleged in the NYAG Complaint and seek remedies including restitution of premiums, and, in the Cook County action, imposition of a constructive trust, and declaratory and injunctive relief. The class period alleged is 1994 through the present. The Hartford has removed the Cook County action to the United States District Court for the Northern District of Illinois. Pursuant to an order of the Judicial Panel on Multidistrict Litigation, it is likely that most or all of these actions will be transferred to the United States District Court for the District of New Jersey. The Hartford disputes the allegations in all of these actions and intends to defend the actions vigorously.

Additional complaints may be filed against The Hartford in various courts alleging claims under federal or state law arising from the conduct alleged in the NYAG Complaint. The Hartford’s ultimate liability, if any, in the pending and possible future suits is highly uncertain and subject to contingencies that are not yet known, such as how many suits will be filed, in which courts they will be lodged, what claims they will assert, what the outcome of investigations by the New York Attorney General’s Office and other regulatory agencies will be, the success of defenses that The Hartford may assert, and the amount of recoverable damages if liability is established. In the opinion of management, it is possible that an adverse outcome in one or more of these suits could have a material adverse effect on the Company’s consolidated results of operations or cash flows in particular quarterly or annual periods.

PART II

Item 5. MARKET FOR HARTFORD LIFE INSURANCE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

All of the Company’s outstanding shares are ultimately owned by Hartford Life and Accident Insurance Company, which is ultimately a subsidiary of The Hartford. As of February 18, 2005, the Company had issued and outstanding 1,000 shares of Common Stock, $5,690 par value per share. There is no established public trading market for the Company’s Common Stock.

For a discussion regarding the Company’s payment of dividends, and the restrictions related thereto, see the Capital Resources and Liquidity section of the MD&A under “Dividends”.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in millions, unless otherwise stated)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Hartford Life Insurance Company and its subsidiaries (“Hartford Life Insurance Company” or the “Company”) as of December 31, 2004, compared with December 31, 2003, and its results of operations for each of the three years in the period ended December 31, 2004. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes beginning on page F-1. Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

Certain of the statements contained herein are forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company’s control and have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of various factors. These factors include: the possible occurrence of terrorist attacks; the response of reinsurance companies under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect the Company against losses; changes in the stock markets, interest rates or other financial markets, including the potential effect on the Company’s statutory capital levels; the inability to effectively mitigate the impact of equity market volatility on the Company’s financial position and results of operations arising from obligations under annuity product guarantees; the difficulty in predicting the Company’s potential exposure arising out of regulatory proceedings or private claims relating to incentive compensation or payments made to brokers or other producers and alleged anti-competitive conduct; the uncertain effect on the Company of regulatory and market-driven changes in practices relating to the payment of incentive compensation to brokers and other producers, including changes that have been announced and those which may occur in the future; the possibility of more unfavorable loss experience than anticipated; stronger than anticipated competitive activity; unfavorable judicial or legislative developments, including the possibility that the Terrorism Risk Insurance Act of 2002 is not extended beyond 2005; the potential effect of domestic and foreign regulatory developments, including those which could increase the Company’s business costs and required capital levels; the possibility of general economic and business conditions that are less favorable than anticipated; the Company’s ability to distribute its products through distribution channels, both current and future; the uncertain effects of emerging claim and coverage issues; the effect of assessments and other surcharges for guaranty funds; a downgrade in the Company’s claims-paying, financial strength or credit ratings; the ability of the Company’s subsidiaries to pay dividends to the Company; and other factors described in such forward-looking statements.

INDEX

Overview	12	Investment Credit Risk	33
Critical Accounting Estimates	16	Capital Markets Risk Management	39
Consolidated Results of Operations: Operating Summary	21	Capital Resources and Liquidity	45
Retail Products Group	23	Effect of Inflation	49
Institutional Solutions Group	25	Impact of New Accounting Standards	49
Individual Life	26
Investments	27

OVERVIEW

The Company has three reportable operating segments: Retail Products Group, Institutional Solutions Group, and Individual Life. The Company provides investment and retirement products such as variable and fixed annuities, retirement plan services and other institutional investment products; structured settlements; private placement life insurance; and individual life insurance products including variable universal life, universal life, interest sensitive whole life and term life.

The Company derives its revenues principally from: (a) fee income, including asset management fees, on separate account and mutual fund assets and mortality and expense fees, as well as cost of insurance charges; (b) net investment income on general account assets; (c) fully insured premiums; and (d) certain other fees. Asset management fees and mortality and expense fees are primarily generated from separate account assets, which are deposited with the Company through the sale of variable annuity and variable universal life products. Cost of insurance charges are assessed on the net amount at risk for investment-oriented life insurance products.

The Company’s expenses essentially consist of interest credited to policyholders on general account liabilities, insurance benefits provided, amortization of the deferred policy acquisition costs, expenses related to the selling and servicing the various products offered by the Company, dividends to policyholders, and other general business expenses.

The Company’s profitability in its variable annuity and to a lesser extent, variable universal life businesses depends largely on the amount of the contract holder account value on which it earns fees and the level of fees charged. Changes in account value are driven by two main factors: net flows, which measure the success of the Company’s asset gathering and retention efforts and the market return of the funds, which is heavily influenced by the return on the equity markets. Net flows are comprised of new sales and other deposits less surrenders, death benefits, policy charges and annuitizations of investment type contracts, for instance variable annuity contracts. The Company uses the average daily value of the S&P 500 Index as an indicator for evaluating market returns of the underlying account portfolios in the United States. Relative profitability of variable products is highly correlated to the growth in account values since these products generally earn fee income on a daily basis. Thus, a prolonged downturn in the financial markets could reduce revenues and potentially raise the possibility of a charge against deferred policy acquisition costs.

The profitability of the Company’s fixed annuities and other spread based products depends largely on its ability to earn target spreads between earned investment rates on its general account assets and interest credited to policyholders. Profitability is also influenced by operating expense management including the benefits of economies of scale in the administration of its United States variable annuity businesses in particular. In addition, the size and persistency of gross profits from these businesses is an important driver of earnings as it affects the rate of amortization of the deferred policy acquisition costs.

The Company’s profitability in its individual life insurance business depends largely on the size of its in force block, the adequacy of product pricing and underwriting discipline, actual mortality experience, and the efficiency of its claims and expense management.

Performance Measures

Fee Income

Fee income is largely driven from amounts collected as a result of contractually defined percentages of assets under management on investment type contracts. These fees are generally collected on a daily basis from the contract holder’s account. For individual life insurance products, fees are contractually defined percentages based on levels of insurance, age, premiums and deposits collected and contractholder account value. Life insurance fees are generally collected on a monthly basis. Therefore, the growth in assets under management either through positive net flows and favorable equity market performance will have a favorable impact on fee income. Conversely, negative net flows and unfavorable equity market performance will reduce fee income generated from investment type contracts.

	For the Years Ended
Product/Key Indicator Information	2004	2003	2002

Variable Annuities
Account value at December 31,	$99,617	$86,501	$64,343
Net flows	5,471	7,709	2,127
Change in market value	7,645	14,449	(12,365)
Individual Life Insurance
Variable universal life account value at December 31,	$5,356	$4,725	$3,648
Total life insurance inforce	139,889	130,798	126,680
S&P 500 Index
Year end closing value	1,212	1,112	880
Daily average value	1,131	965	995

Net Investment Income and Interest Credited

Certain investment type contracts such as fixed annuities and other spread-based contracts generate deposits that the Company collects and invests to earn investment income. These deposits comprise the majority of the assets of the general account that are invested to generate investment income for the Company. The investment type contracts use this investment income to credit the contract holder an amount of interest specified in the respective contract. As discussed in the overview, the amount of investment income earned in excess of the interest credited to the contract holder is the spread income earned by the Company. For insurance type contracts, net investment income earned during the time that premiums are invested prior to paying claims and expenses supports the profitability of these products.

	For the Years Ended
Net Investment Income	2004	2003	2002

Retail Products Group segment	$1,079	$493	$367
Institutional Solutions Group segment	1,044	976	958
Individual Life segment	267	222	224
Other	80	73	23
Total net investment income	$2,470	$1,764	$1,572

Interest Credited on General Account Assets
Retail Products Group segment	$880	$325	$256
Institutional Solutions Group segment	586	564	549
Individual Life segment	192	166	170
Other	—	—	—
Total interest credited on general account assets	$1,658	$1,055	$975

The significant increase in net investment income and interest credited in the Retail Products Group segment and, to a lesser extent Individual Life segment, was largely the result of the adoption of SOP 03-1. The adoption of SOP 03-1 resulted in certain changes in presentation in the Company’s financial statements, including reporting of the spreads on the Company’s MVA fixed annuities on a gross basis in net investment income and interest credited.

Expenses

There are three major categories for expenses. The first category of expenses is benefits and claims. These include the costs of mortality, in the individual life business, as well as other contract holder benefits to policyholders.

The second major category is insurance operating costs and expenses, which is commonly expressed in a ratio of a revenue measure depending on the type of business. The third category is the amortization of deferred policy acquisition costs and the present value of future profits, which is typically expressed as a percentage of pretax income before the cost of this amortization. The individual annuity business within the Retail Products Group segment accounts for the majority of the amortization of deferred policy acquisition costs and present value of future profits for the Company.

	For the Years Ended
Retail Products Group	2004	2003	2002
Insurance expenses, net of deferrals	$445	$374	$358
Expense ratio (individual annuity)	18.3 bps	22.0 bps	24.5 bps
DAC amortization ratio (individual annuity)	50.8%	49.6%	47.0%

Individual Life
Death benefits	$211	$192	$205
Insurance expenses, net of deferrals	$153	$150	$144

Profitability

Management evaluates the rates of return various businesses can provide as a way of determining where additional capital is invested to increase net income and shareholder returns. Specifically, because of the importance of its individual annuity products, the Company uses the return on assets for the individual annuity business for evaluating profitability.

Ratios	2004	2003	2002
Retail Products Group
Individual annuity return on assets	44.8 bps	45.9 bps	41.8 bps

Regulatory Developments

In June 2004, The Hartford received a subpoena from the New York Attorney General’s Office in connection with its inquiry into compensation arrangements between brokers and carriers. In mid-September 2004 and subsequently, The Hartford has received additional subpoenas from the New York Attorney General’s Office, which relate more specifically to possible anti-competitive activity among brokers and insurers. Since the beginning of October 2004, The Hartford has received subpoenas or other information requests from Attorneys General and regulatory agencies in more than a dozen jurisdictions regarding broker compensation and possible anti-competitive activity. The Hartford may receive additional subpoenas and other information requests from Attorneys General or other regulatory agencies regarding similar issues. The Hartford also has received a subpoena from the New York Attorney General’s Office requesting information related to The Hartford’s underwriting practices with respect to legal professional liability insurance. In addition, The Hartford has received a request for information from the New York Attorney General’s Office concerning The Hartford’s compensation arrangements in connection with the administration of workers compensation plans. The Hartford intends to continue cooperating fully with these investigations, and is conducting an internal review, with the assistance of outside counsel, regarding the issues under investigation.

On October 14, 2004, the New York Attorney General’s Office filed a civil complaint against Marsh & McLennan Companies, Inc., and Marsh, Inc. (collectively, “Marsh”). The complaint alleges, among other things, that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them. The Hartford is not joined as a defendant in the action. Although no regulatory action has been initiated against The Hartford in connection with the allegations described in the civil complaint, it is possible that the New York Attorney General’s Office or one or more other regulatory agencies may pursue action against The Hartford or one or more of its employees in the future. The potential timing of any such action is difficult to predict. If such an action is brought, it could have a material adverse effect on the Company.

On October 29, 2004, the New York Attorney General’s Office informed The Hartford that the Attorney General is conducting an investigation with respect to the timing of the previously disclosed sale by Thomas Marra, a director and executive officer of The Hartford, of 217,074 shares of The Hartford’s common stock on September 21, 2004. The sale occurred shortly after the issuance of two additional subpoenas dated September 17, 2004 by the New York Attorney General’s Office. The Hartford has engaged outside counsel to review the circumstances related to the transaction and is fully cooperating with the New York Attorney General’s Office. On the basis of the review, The Hartford has determined that Mr. Marra complied with The Hartford’s applicable internal trading procedures and has found no indication that Mr. Marra was aware of the additional subpoenas at the time of the sale.

There continues to be significant federal and state regulatory activity relating to financial services companies, particularly mutual funds companies. These regulatory inquiries have focused on a number of mutual fund issues, including market timing and late trading, revenue sharing and directed brokerage, fees, transfer agents and other fund service providers, and other mutual-fund related issues. The Hartford has received requests for information and subpoenas from the Securities and Exchange Commission (“SEC”), subpoenas from the New York Attorney General’s Office, requests for information from the Connecticut Securities and Investments Division of the Department of Banking, and requests for information from the New York Department of Insurance, in each case requesting documentation and other information regarding various mutual fund regulatory issues.

The SEC’s Division of Enforcement and the New York Attorney General’s Office are investigating aspects of The Hartford’s variable annuity and mutual fund operations related to market timing. The Hartford’s mutual funds are available for purchase by the separate accounts of different variable universal life insurance policies, variable annuity products, and funding agreements, and they are offered directly to certain qualified retirement plans. Although existing products contain transfer restrictions between subaccounts, some products, particularly older variable annuity products, do not contain restrictions on the frequency of transfers. In addition, as a result of the settlement of litigation against The Hartford with respect to certain owners of older variable annuity products, The Hartford’s ability to restrict transfers by these owners is limited. In February 2005, the Company agreed in principle with the Boards of Directors of the mutual funds to indemnify the mutual funds for any material harm caused to the funds from frequent trading by these owners. The specific terms of the indemnification have not been determined. The SEC’s Division of Enforcement also is investigating aspects of The Hartford’s variable annuity and mutual fund operations related to directed brokerage and revenue sharing. The Hartford discontinued the use of directed brokerage in recognition of mutual fund sales in late 2003. The Hartford also has received a subpoena from the New York Attorney General’s Office requesting information related to The Hartford’s group annuity products. The Hartford continues to cooperate fully with the SEC, the New York Attorney General’s Office and other regulatory agencies.

A number of companies have announced settlements of enforcement actions with various regulatory agencies, primarily the SEC and the New York Attorney General’s Office, which have included a range of monetary penalties and restitution. While no such action has been initiated against The Hartford, the SEC, and the New York Attorney General’s Office are likely to take some action at the conclusion of the on-going investigations related to market timing and directed brokerage. The potential timing of any such action is difficult to predict, and The Hartford’s ultimate liability, if any, from any such action is not reasonably estimable at this time. If such an action is brought, it could have a material adverse effect on the Company’s consolidated results of operations or cash flows in particular quarterly or annual periods.

Broker Compensation

As The Hartford has disclosed previously, the Company pays brokers and independent agents commissions and other forms of incentive compensation in connection with the sale of many of the Company’s insurance products. Since the New York Attorney General’s Office filed a civil complaint against Marsh & McLennan Companies, Inc. and Marsh, Inc. (collectively, “Marsh”) on October 14, 2004, several of the largest national insurance brokers, including Marsh, have announced that they have discontinued the use of contingent compensation arrangements. Other industry participants may make similar, or different, determinations in the future. In addition, legal, legislative, regulatory, business or other developments may require changes to industry practices relating to incentive compensation. At this time, it is not possible to predict the effect of these announced or potential changes on the Company’s business or distribution strategies.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America (“GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability; insurance reserves; deferred policy acquisition costs and present value of future profits; the valuation of investments and derivative instruments and the evaluation of other-than-temporary impairments; and contingencies. In developing these estimates management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements.

Reserves for Future Policy Benefits, Unpaid Claims, Claim Adjustment Expenses, Other Policyholder Funds, and Benefits Payable

The Company’s life insurance subsidiaries establish and carry as liabilities, predominantly, three types of reserves: (1) a liability for amounts that accrue to the benefit of the policyholder as of the financial statement date, (2) a liability for unpaid claims, including those that have been incurred but not yet reported, and (3) a liability for future policy benefits. Reserves also include amounts for unearned premiums. Reserves for assumed reinsurance are computed in a manner that is comparable to direct insurance reserves.

The Company has classified its fixed and variable annuities, 401(k), certain governmental annuities, private placement life insurance, variable life insurance, universal life insurance and interest sensitive whole life insurance as universal life-type contracts. The liability for universal life-type contracts is equal to the balance that accrues to the benefit of the policyholders as of the financial statement date (commonly referred to as the account value), including credited interest, amounts that have been assessed to compensate the Company for services to be performed over future periods, and any amounts previously assessed against policyholders that are refundable on termination of the contract. Certain contracts classified as universal life-type may also include additional death or other insurance benefit features, such as guaranteed minimum death or income benefits offered with variable annuity contracts or no lapse guarantees offered with universal life insurance contracts. An additional liability is established for these benefits by estimating the expected present value of the benefits in excess of the projected account value in proportion to the present value of total expected assessments. Excess benefits are accrued as a liability as actual assessments are recorded. Determination of the expected value of excess benefits and assessments are based on a range of scenarios and assumptions including those related to market rates of return and volatility, contract surrender rates and mortality experience.

The Company has classified its institutional and governmental products, without life contingencies, including funding agreements, structured settlements and guaranteed investment contracts, as investment contracts. The liability for investment contracts is equal to the balance that accrues to the benefit of the contract holder as of the financial statement date, which includes the accumulation of deposits plus credited interest, less withdrawals and amounts assessed through the financial statement date.

Liabilities for the Company’s individual term life insurance policies include amounts for unpaid claims and future policy benefits. Liabilities for unpaid claims include estimates of amounts to fully settle known reported claims as well as claims related to insured events that the Company estimates have been incurred but have not yet been reported. Liabilities for future policy benefits are calculated by estimating the present value of future policy benefits to be paid to or on behalf of policyholders less the estimated present value of future net premiums. The methods used in determining the liability for unpaid claims and future policy benefits are standard actuarial methods recognized by the American Academy of Actuaries. For the tabular reserves, discount rates are based on the Company’s earned investment yield and the mortality tables used are standard industry tables modified to reflect the Company’s actual experience when appropriate. Future policy benefits are computed at amounts that, with additions from estimated premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet the Company’s policy obligations at their maturities or in the event of an insured’s death. Changes in or deviations from the assumptions used for mortality, expected future premiums and interest can significantly affect the Company’s reserve levels and related future operations and, as such, provisions for adverse deviation are built into the long-tailed liability assumptions.

Valuation of Investments and Derivative Instruments and Evaluation of Other-Than-Temporary Impairments

The Company’s investments in fixed maturities, which include bonds, redeemable preferred stock and commercial paper; and certain equity securities, which include common and non-redeemable preferred stocks, are classified as “available-for-sale” as defined in Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). Accordingly, these securities are carried at fair value with the after-tax difference from amortized cost, as adjusted for the effect of deducting the life and pension policyholders’ share of the immediate participation guaranteed contracts and certain life and annuity deferred policy acquisition costs, reflected in stockholders’ equity as a component of accumulated other comprehensive income (“AOCI”). Equity investments classified as “trading”, as defined in SFAS No. 115, are recorded at fair value, with changes in fair value recorded in net investment income. Policy loans are carried at outstanding balance, which approximates fair value. Other investments primarily consist of limited partnership interests, derivatives and mortgage loans. The limited partnerships are accounted for under the equity method and accordingly the Company’s share of partnership earnings are included in net investment income. Derivatives are carried at fair value and mortgage loans on real estate are recorded at the outstanding principal balance adjusted for amortization of premiums or discounts and net of valuation allowances, if any.

Valuation of Fixed Maturities

The fair value for fixed maturity securities is largely determined by one of three primary pricing methods: independent third party pricing service market quotations, independent broker quotations or pricing matrices, which use data provided by external sources. With the exception of short-term securities for which amortized cost is predominantly used to approximate fair value, security pricing is applied using a hierarchy or “waterfall” approach whereby prices are first sought from independent pricing services with the remaining unpriced securities submitted to brokers for prices or lastly priced via a pricing matrix.

Prices from independent pricing services are often unavailable for securities that are rarely traded or are traded only in privately negotiated transactions. As a result, certain of the Company’s asset-backed and commercial mortgage-backed securities are priced via broker quotations. A pricing matrix is used to price securities for which the Company is unable to obtain either a price from an independent third party service or an independent broker quotation. The pricing matrix begins with current treasury rates and uses credit spreads and issuer-specific yield adjustments received from an independent third party source to determine the market price for the security. The credit spreads incorporate the issuer’s credit rating as assigned by a nationally recognized rating agency and a risk premium, if warranted, due to the issuer’s industry and the security’s time to maturity. The issuer-specific yield adjustments, which can be positive or negative, are updated twice annually, as of June 30 and December 31, by an independent third party source and are intended to adjust security prices for issuer-specific factors. The matrix-priced securities at December 31, 2004 and 2003, primarily consisted of non-144A private placements and have an average duration of 4.7 and 4.3, respectively.

The following table identifies the fair value of fixed maturity securities by pricing source as of December 31, 2004 and 2003:

	2004		2003
		Percentage		Percentage
		of Total		of Total
	Fair Value	Fair Value	Fair Value	Fair Value

Priced via independent market quotations	$34,429	80.6%	$33,838	80.9%
Priced via broker quotations	3,074	7.2%	3,060	7.3%
Priced via matrices	3,508	8.2%	3,086	7.4%
Priced via other methods	61	0.2%	280	0.7%
Short-term investments [1]	1,619	3.8%	1,556	3.7%

Total	$42,691	100.0%	$41,820	100.0%

Total general accounts			$30,085	71.9%
Total guaranteed separate accounts [2]			$11,735	28.1%

[1]	Short-term investments are primarily valued at amortized cost, which approximates fair value.

[2]	Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting SOP 03-1.

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between knowledgeable, unrelated willing parties. As such, the estimated fair value of a financial instrument may differ significantly from the amount that could be realized if the security was sold immediately.

Valuation of Derivative Instruments

Derivative instruments are reported at fair value based upon either independent market quotations or pricing valuation models which utilize independent third party data as inputs. Other than the guaranteed minimum withdrawal benefit (“GMWB”) and the associated reinsurance contracts, which are discussed below, approximately 76% of derivatives, based upon notional values, were priced via valuation models and the remaining 24% of derivatives were priced via independent market quotations.

Other-Than-Temporary Impairments

One of the significant estimations inherent in the valuation of investments is the evaluation of other-than-temporary impairments. The evaluation of impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. The Company’s accounting policy requires that a decline in the value of a security below its amortized cost basis be assessed to determine if the decline is other-than-temporary. If the security is deemed to be other-than-temporarily impaired, a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security. In addition, for securities expected to be sold, an other-than-temporary impairment charge is recognized if the Company does not expect the fair value of a security to recover to amortized cost prior to the expected date of sale. The fair value of the other-than-temporarily impaired investment becomes its new cost basis. The Company has a security monitoring process overseen by a committee of investment and accounting professionals (“the committee”) that identifies securities that, due to certain characteristics, as described below, are subjected to an enhanced analysis on a quarterly basis.

Securities not subject to Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“non-EITF Issue No. 99-20 securities”), that are in an unrealized loss position, are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. The primary factors considered in evaluating whether a decline in value for non-EITF Issue No. 99-20 securities is other-than-temporary include: (a) the length of time and the extent to which the fair value has been less than cost, (b) the financial condition, credit rating and near-term prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments and (d) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery. Non-EITF Issue No. 99-20 securities depressed by twenty percent or more for six months are presumed to be other-than-temporarily impaired unless significant objective verifiable evidence supports that the security price is temporarily depressed and is expected to recover within a reasonable period of time. The evaluation of non-EITF Issue No. 99-20 securities depressed more than ten percent is documented and discussed quarterly by the committee.

For certain securitized financial assets with contractual cash flows (including asset-backed securities), EITF Issue No. 99-20 requires the Company to periodically update its best estimate of cash flows over the life of the security. If the fair value of a securitized financial asset is less than its carrying amount and there has been a decrease in the present value of the estimated cash flows since the last revised estimate, considering both timing and amount, then an other-than-temporary impairment charge is recognized. Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third party sources along with certain internal assumptions and judgments regarding the future performance of the underlying collateral. As a result, actual results may differ from current estimates. In addition, projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral.

Once an impairment charge has been recorded, the Company continues to review the other-than-temporarily impaired securities for additional other-than-temporary impairments. As discussed in Note 2 of the Notes to Consolidated Financial Statements, the Financial Accounting Standards Board (“FASB”) voted to delay the implementation of the impairment measurement and recognition guidance contained in paragraphs 10-20 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments” (“EITF Issue No. 03-1”), in order to redeliberate certain aspects of the consensus. The ultimate completion of EITF Issue No. 03-1 may impact the Company’s current other-than-temporary impairment evaluation process.

Valuation of Guaranteed Minimum Withdrawal Benefit Embedded Derivatives

An embedded derivative instrument is reported at fair value based upon internally established valuations that are consistent with external valuation models, quotations furnished by dealers in such instrument or market quotations. The Company has calculated the fair value of the guaranteed minimum withdrawal benefit (“GMWB”) embedded derivative liability based on actuarial assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. Because of the dynamic and complex nature of these cash flows, stochastic techniques under a variety of market return scenarios and other best estimate assumptions are used. Estimating these cash flows involves numerous estimates and subjective judgments including those regarding expected market rates of return, market volatility, correlations of market returns and discount rates. At each valuation date, the Company assumes expected returns based on risk-free rates as represented by the current LIBOR forward curve rates; market volatility assumptions for each underlying index is based on a blend of observed market “implied volatility” data and annualized standard deviations of monthly returns using the most recent 20 years of observed market performance; correlations of market returns across underlying indices is based on actual observed market returns and relationships over the ten years preceding the valuation date; and current risk-free spot rates as represented by the current LIBOR spot curve is used to determine the present value of expected future cash flows produced in the stochastic projection process.

Deferred Policy Acquisition Costs and Present Value of Future Profits

Policy acquisition costs include commissions and certain other expenses that vary with and are primarily associated with acquiring business. Present value of future profits is an intangible asset recorded upon applying purchase accounting in an acquisition of a life insurance company. Deferred policy acquisition costs and the present value of future profits intangible asset are amortized in the same way. Both are amortized over the estimated life of the contracts acquired, usually 20 years. Within the following discussion, deferred policy acquisition costs and the present value of future profits intangible asset will be referred to as “DAC”. At December 31, 2004 and 2003, the carrying value of the Company’s DAC was $6.5 billion and $6.1 billion, respectively. For statutory accounting purposes, such costs are expensed as incurred.

DAC related to traditional policies are amortized over the premium-paying period in proportion to the present value of annual expected premium income. DAC related to investment contracts and universal life-type contracts are deferred and amortized using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of the estimated gross profits (“EGPs”) arising principally from projected investment, mortality and expense margins and surrender charges. The attributable portion of the DAC amortization is allocated to realized gains and losses on investments. The DAC balance is also adjusted through other comprehensive income by an amount that represents the amortization of deferred policy acquisition costs that would have been required as a charge or credit to operations had unrealized gains and losses on investments been realized. Actual gross profits can vary from management’s estimates, resulting in increases or decreases in the rate of amortization.

The Company regularly evaluates its EGPs to determine if actual experience or other evidence suggests that earlier estimates should be revised. In the event that the Company were to revise its EGPs, the cumulative DAC amortization would be adjusted to reflect such revised EGPs in the period the revision was determined to be necessary. Several assumptions considered to be significant in the development of EGPs include separate account fund performance, surrender and lapse rates, estimated interest spread and estimated mortality. The separate account fund performance assumption is critical to the development of the EGPs related to the Company’s variable annuity and to a lesser extent, variable universal life insurance businesses. The average annual long-term rate of assumed separate account fund performance (before mortality and expense charges) used in estimating gross profits for the variable annuity and variable universal life business was 9% for the years ended December 31, 2004 and 2003, respectively. For other products, including fixed annuities and other universal life-type contracts, the average assumed investment yield ranged from 5.7% to 7.9% for both years ended December 31, 2004 and 2003.

The Company had developed models to evaluate its DAC asset, which allowed it to run a large number of stochastically determined scenarios of separate account fund performance. These scenarios were then utilized to calculate a statistically significant range of reasonable estimates of EGPs. This range was then compared to the present value of EGPs currently utilized in the DAC amortization model. As of December 31, 2004, the present value of the EGPs utilized in the DAC amortization model fall within a reasonable range of statistically calculated present value of EGPs. As a result, the Company does not believe there is sufficient evidence to suggest that a revision to the EGPs (and therefore, a revision to the DAC) as of December 31, 2004 is necessary; however, if in the future the EGPs utilized in the DAC amortization model were to fall outside of the margin of the reasonable range of statistically calculated EGPs, a revision could be necessary. Furthermore, the Company has estimated that the present value of the EGPs is likely to remain within a reasonable range if overall separate account returns decline by 25% or less for 2004, and if certain other assumptions that are implicit in the computations of the EGPs are achieved.

Additionally, the Company continues to perform analyses with respect to the potential impact of a revision to future EGPs. If such a revision to EGPs were deemed necessary, the Company would adjust, as appropriate, all of its assumptions for products accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”, and reproject its future EGPs based on current account values at the end of the quarter in which a revision is deemed to be necessary. To illustrate the effects of this process, assume the Company had concluded that a revision of the Company’s EGPs was required at December 31, 2004. If the Company assumed a 9% average long-term rate of growth from December 31, 2004 forward along with other appropriate assumption changes in determining the revised EGPs, the Company estimates the cumulative decrease to amortization would be approximately $70-$75, after-tax. If instead the Company were to assume a long-term growth rate of 8% in determining the revised EGPs, the adjustment would be approximately $35-$40, after-tax. Assuming that such an adjustment were to have been required, the Company anticipates that there would have been immaterial impacts on its DAC amortization for the 2004 and 2005 years exclusive of the adjustment, and that there would have been positive earnings effects in later years. Any such adjustment would not affect statutory income or surplus, due to the prescribed accounting for such amounts that is discussed above.

Aside from absolute levels and timing of market performance assumptions, additional factors that will influence this determination include the degree of volatility in separate account fund performance and shifts in asset allocation within the separate account made by policyholders. The overall return generated by the separate account is dependent on several factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds as well as equity sector weightings. The Company’s overall separate account fund performance has been reasonably correlated to the overall performance of the S&P 500 Index (which closed at 1,212 on December 31, 2004), although no assurance can be provided that this correlation will continue in the future.

The overall recoverability of the DAC asset is dependent on the future profitability of the business. The Company tests the aggregate recoverability of the DAC asset by comparing the amounts deferred to the present value of total EGPs. In addition, the Company routinely stress tests its DAC asset for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced another significant sell-off, as the majority of policyholders’ funds in the separate accounts is invested in the equity market. As of December 31, 2004, the Company believed variable annuity separate account assets could fall by at least 45% before portions of its DAC asset would be unrecoverable.

Contingencies

Management follows the requirements of SFAS No. 5 “Accounting for Contingencies”. This statement requires management to evaluate each contingent matter separately. A loss is recorded if estimable and probable. Management establishes reserves for these contingencies at its “best estimate”, or, if no one number within the range of possible losses is more likely than any other, the Company records an estimated reserve at the low end of the range of losses. The majority of contingencies currently being evaluated by the Company relate to litigation and matters, which are inherently difficult to evaluate and subject to significant changes.

CONSOLIDATED RESULTS OF OPERATIONS

Operating Summary

				2004 vs. 2003	2003 vs. 2002
	2004	2003	2002	Change	Change

Fee income	$2,592	$2,169	$2,079	20%	4%
Earned premiums	484	806	453	(40%)	78%
Net investment income [1]	2,470	1,764	1,572	40%	12%
Other revenues	—	128	121	NM	6%
Net realized capital gains (losses)	129	1	(276)	128%	NM

Total revenues	5,675	4,868	3,949	17%	23%

Benefits, claims and claim adjustment expenses [1]	3,111	2,726	2,275	14%	20%
Amortization of deferred policy acquisition costs and present value of future profits	814	660	531	23%	24%
Insurance expenses and other	738	688	715	7%	(4%)

Total benefits, claims and expenses	4,663	4,074	3,521	14%	16%

Income before income taxes and cumulative effect of accounting change	1,012	794	428	27%	86%
Income Tax expense	29	168	2	(83%)	NM

Income before cumulative effect of accounting change	983	626	426	57%	47%

Cumulative effect of accounting change, net of tax [2]	(18)	—	—	—	—

Net Income	$965	$626	$426	54%	47%

[1]	With the adoption of SOP 03-1, certain annuity and individual life products were required to be accounted for in the general account. This change in accounting resulted in an increase of $619 in net investment income, an increase of $589 in benefits, claims, and claim adjustment expenses and a decrease of $128 in other revenues for the year ended December 31, 2004, respectively.

[2]	For the years ended December 31, 2004, represents cumulative impact of the Company’s adoption of SOP 03-1.

The Company changed its reportable operating segments in 2004 from Investment Products, Individual Life and Corporate Owned Life Insurance (COLI) to Retail Products Group (“Retail”), Institutional Solutions Group (“Institutional”) and Individual Life. Retail offers individual variable and fixed annuities, retirement plan products and services to corporations under Section 401(k) plans and other investment products. Institutional primarily offers retirement plan products and services to municipalities under Section 457 plans, other institutional investment products, structured settlements, and private placement life insurance. Individual Life sells a variety of life insurance products, including variable universal life, universal life, interest sensitive whole life and term life insurance. The Company also includes, in an Other category, net realized capital gains and losses other than periodic net coupon settlements on non-qualifying derivatives and net realized capital gains and losses related to guaranteed minimum withdrawal benefits; corporate items not directly allocated to any of its reportable operating segments; and intersegment eliminations, as well as certain group benefit products including group life and group disability insurance that is directly written by the Company and is substantially ceded to the parent HLA. Periodic net coupon settlements on non-qualifying derivatives and net realized capital gains and losses related to guaranteed minimum withdrawal benefits are reflected in each applicable segment in net realized capital gains and losses.

The Company defines “NM” as not meaningful for increases or decreases greater than 200%, or changes from a net gain to a net loss position, or vice versa.

2004 Compared to 2003 —Net income increased due primarily to a lower effective income tax rate, higher net realized capital gains, and business growth in the Retail segment as discussed below. (See the Investments section for further discussion of investment results and related realized capital gains.) During the third quarter of 2004, the Internal Revenue Service completed its examination of the 1998-2001 tax years. (For further discussion see Note 11 of Notes to Condensed Consolidated Financial Standards under Tax Matters). The Company recorded in the third quarter of 2004 a tax benefit of $191, consisting primarily of a change in estimate of the dividends-received deduction (“DRD”) tax benefit reported during 2003 and prior years and interest, and changed the estimate of the after-tax benefit for the DRD benefit related to the 2004 tax year.

Net income in the Retail segment increased, principally driven by growth in the variable annuity business as a result of increasing assets under management. Partially offsetting the increase in the Retail segment was lower spread income on market value adjusted

(“MVA”) fixed annuities due to the adoption of SOP 03-1. Additionally, net income was higher for Individual Life. The increase in Individual Life earnings was primarily driven by improved net investment spread including the effects of prepayments and growth in account values and life insurance in force.

The effective tax rate was 3% for the current year as compared to an effective tax rate of 21% for the respective prior year period. The lower effective tax rate was attributed to tax related items, as discussed above, of $191 and a 2004 tax year DRD benefit of $132, as compared to tax related items of $23 and a 2003 tax year DRD benefit of $87 reported for the years ended December 31, 2004 and 2003, respectively.

Slightly offsetting the positive earnings drivers for the year ended December 31, 2004 was the cumulative effect of accounting change from the Company’s adoption of SOP 03-1 and a decrease in net income in the Institutional segment. The adoption of SOP 03-1 also resulted in certain changes in presentation in the Company’s financial statements, including reporting of the spreads on the Company’s MVA fixed annuities on a gross basis in net investment income and benefits expense. Exclusive of the cumulative effect, overall application of SOP 03-1 resulted in an immaterial reduction in net income. (For further discussion of the impact of the Company’s adoption of SOP 03-1, see Note 2 of Notes to Condensed Consolidated Financial Statements). Additionally, the net income for the Institutional segment decreased primarily due to a $9 after-tax benefit, recorded in the third quarter ended September 30, 2003, associated with the settlement of the Bancorp Services, LLC (“Bancorp”) litigation. Also contributing to this decrease was lower income from the institutional business due to lower spread income.

2003 Compared to 2002 — Net income increased for the year ended December 31, 2003 due primarily to net realized capital gains in 2003 compared to net realized capital losses in 2002, and the growth in the Retail and Institutional segments. The earnings growth in the Retail segment is due to an increase in fee income and net investment income. Fee income in the Retail segment was higher in 2003 compared to 2002, as a result of higher average account values, specifically in the individual annuities business, due primarily to stronger variable annuity sales as well as market appreciation. Net investment income in Retail increased due to higher general account assets in the individual annuity business. Institutional’s earnings increased principally as a result of higher income from the PPLI business due to a $9 after-tax benefit, associated with the settlement of the Bancorp litigation recorded in 2003, compared to the $11 after-tax expense recorded in 2002. Additionally, Individual Life experienced earnings growth in 2003 due to increases in fees and cost of insurance, as life insurance in-force grew and aged, and variable universal life account values increased 30% due primarily to growth in the equity markets and favorable mortality. Partially offsetting the increase was the $3 after-tax impact recorded in the first quarter of 2002 related to favorable development on the Company’s estimated September 11 exposure.

The effective tax rate increased in 2003 when compared with 2002 as a result of higher earnings and lower DRD tax items. The tax provision recorded during 2003, reflects a benefit of $23, consisting primarily of a change in estimate of the DRD tax benefit reported during 2002. The change in estimate was the result of actual 2002 investment performance on the related separate accounts being unexpectedly out of pattern with past performance, which had been the basis for the estimate. The total DRD benefit related to the 2003 tax year for the year ended December 31, 2003 was $87 as compared to $63 related to the 2002 tax year for the year ended December 31, 2002.

Outlook

In 2004, the Company experienced record earnings driven by strong growth in assets under management, strong expense management, and a DRD tax benefit related to prior years of $191. Due to gains in the equity markets and positive net flows, assets under management grew 14% resulting in increased fee income earned on those assets. The growth and profitability of the Company in the future is dependent to a large degree on the performance of the equity markets as well as each segment’s ability to attract new customers and attract and retain assets under management. Please refer to each segment’s results for outlooks on specific segments and products.

Segment Results

Below is a summary of net income (loss) by segment.

	2004	2003	2002

Retail Products	$392	$341	$280
Institutional Solutions	105	119	94
Individual Life	141	134	116
Other [1]	327	32	(64)

Net Income	$965	$626	$426

[1]	For 2004, includes a $191 tax benefit recorded in the Other category, which relates to the agreement with the IRS on the resolution of matters pertaining to tax years prior to 2004. For further discussion of this tax benefit, see Note 11.

A description of each segment as well as an analysis of the operating results summarized above is included on the following pages.

RETAIL PRODUCTS GROUP

Operating Summary

				2004 vs. 2003	2003 vs. 2002
	2004	2003	2002	Change	Change

Fee income and other	$1,592	$1,302	$1,207	22%	8%
Earned premiums	(41)	(37)	(25)	(11%)	(48%)
Net investment income	1,079	493	367	119%	34%
Net realized capital (losses) gains	(4)	16	7	NM	129%

Total revenues	2,626	1,774	1,556	48%	14%
Benefits, claims and claim adjustment expenses	1,119	567	486	97%	17%
Insurance operating costs and other expenses	445	374	358	19%	4%
Amortization of deferred policy acquisition costs	608	462	377	32%	23%

Total benefits, claims and expenses	2,172	1,403	1,221	55%	15%

Income before income taxes and cumulative effect of accounting change	454	371	335	22%	11%
Income tax expense	43	30	55	43%	(45%)

Income before cumulative effect of accounting change	411	341	280	21%	22%

Cumulative effect of accounting change, net of tax [1]	(19)	—	—	NM	—

Net Income	$392	$341	$280	15%	22%

				2004 vs. 2003	2003 vs. 2002
Account Value	2004	2003	2002	Change	Change

Individual variable annuity account values	$99,617	$86,501	$64,343	15%	34%
Individual fixed annuity and other account values	11,384	11,215	10,565	2%	6%
Other retail products account values [2]	6,531	4,606	2,972	42%	55%

Total Account Value	$117,532	$102,322	$77,880	15%	31%

[1]	Represents the cumulative impact of the Company’s adoption of SOP 03-1.

[2]	Includes policyholders balances for investments contracts and reserve for future policy benefits for insurance contracts.

The Retail Products Group segment focuses on the savings and retirement needs of the growing number of individuals who are preparing for retirement, or have already retired, through the sale of individual variable and fixed annuities, retirement plan services and other investment products. The Company is both a leading writer of individual variable annuities and a top seller of individual variable annuities through banks in the United States.

2004 Compared to 2003 — Net income increased for the year ended December 31, 2004, principally driven by higher fee income from solid digit growth in account value in virtually all businesses of the segment and strong expense management. Fee income generated by the variable annuity operation increased, as average account values were higher in the current year compared to the respective prior year periods. The increase in average account values can be attributed to market appreciation of $7.6 billion and net flows of $5.5 billion during 2004. Another contributing factor to the increase in fee income was the increase in account value in the 401(k) business of 42% to $6.5 billion as a result of favorable net flows and market conditions.

Partially offsetting the positive earnings drivers discussed above were higher DAC amortization costs, lower income from the fixed annuity business and the cumulative effect of accounting change from the Company’s adoption of SOP 03-1. DAC amortization was higher in the current year as compared to the prior year due to higher subsequent deposit activity primarily in individual annuity. The decrease in net income in the fixed annuity business in 2004 compared to 2003 was principally due to lower investment spread from the market value adjusted (“MVA”) product. With the adoption of SOP 03-1, the Company includes the investment return from the fixed annuity product in net investment income and includes interest credited to contract holders in the benefits, claims and expenses line on the income statement rather than reporting the net spread in fee income and other.

Additionally, income tax expense was higher for the current year due primarily to higher income earned by the segment. This increase was largely offset by a higher DRD tax benefit of $116 related to the 2004 tax year reported for the year ended December 31, 2004, as discussed above, as compared to the DRD tax benefit of $79 related to the 2003 tax year reported in the prior year.

2003 Compared to 2002 — Net income was higher driven by an increase in revenues in the individual annuity and other retail product operations as a result of the strong net flows and growth in the equity markets during 2003 and strong expense management. Net income increased due to an increase in fee income in Retail. Fee income in Retail was higher in 2003 compared to 2002, as a result of higher average account values, specifically in the individual annuities business, due primarily to stronger variable annuity sales and the higher equity market values compared to the prior year. Net investment income increased due to higher general account assets. General account assets for the individual annuity business were $9.4 billion as of December 31, 2003, an increase of approximately $800 or 9% from 2002, due primarily to an increase in individual annuity sales, with the majority of those new sales electing to use the dollar cost averaging (“DCA”) feature. The DCA feature allows policyholders to earn a credited interest rate in the general account for a defined period of time as their invested assets are systematically invested into the separate account funds. Additionally, there was increased interest credited in the individual annuity operation as a result of higher general account asset levels and an increase in amortization of deferred policy acquisition costs related to the individual annuity business due to higher gross profits.

In addition, net income increased in 2003 compared to 2002 due to the favorable impact of $20, resulting from the Company’s previously discussed change in estimate of the DRD tax benefit reported during 2002. The change in estimate was the result of 2002 actual investment performance on the related separate accounts being unexpectedly out of pattern with past performance, which had been the basis for the estimate. The total DRD benefit related to the 2003 tax year for the year ended December 31, 2003 was $79 as compared to $58 related to the 2002 tax year for the year ended December 31, 2002.

Outlook

Management believes the market for retirement products continues to expand as individuals increasingly save and plan for retirement. Demographic trends suggest that as the “baby boom” generation matures, a significant portion of the United States population will allocate a greater percentage of their disposable incomes to saving for their retirement years due to uncertainty surrounding the Social Security system and increases in average life expectancy. Individual annuity sales in 2004 were $15.7 billion (a 5% decrease) compared to $16.5 billion in 2003, and 401(k) products experienced an increase of 37% in sales in 2004 compared to 2003.

Significantly contributing to the Company’s variable annuity sales during 2004 and 2003 was Principal First, a guaranteed minimum withdrawal benefit (GMWB) rider, which was developed in response to our customers’ needs. However, competition has increased substantially in this market with most major variable annuity writers now offering GMWB riders and as a result, the Company may not be able to sustain the level of sales attained in 2004. In an effort to meet diverse customer needs, in the fourth quarter of 2004 the Company introduced Principal First Preferred, a lower cost GMWB alternative to Principal First. The success of this new product will ultimately be based on customer acceptance. According to VARDS, the Company had 11.87% market share as of December 31, 2004 as compared to 12.6% at December 31, 2003. With the increased competition in the variable annuity market causing lower sales levels from the record level in 2003, combined with an aging block of business, net flows may decline from levels experienced in 2004. This will be largely dependent on the Company’s ability to retain contractholder’s account values as they reach the end of the surrender charge period of their contract. In addition, new flows in the Company’s fixed annuity block may be impacted by approximately $2 billion of contracts reaching renewal dates in 2005 at crediting rates significantly above those offered currently.

The growth and profitability of the individual annuity business is dependent to a large degree on the performance of the equity markets. In periods of favorable equity market performance, the Company may experience stronger sales and higher net flows, which will increase assets under management and thus increase fee income earned on those assets. In addition, higher equity market levels will generally reduce certain costs to the Company of individual annuities, such as GMDB and GMWB benefits. Conversely, weak equity markets may dampen sales activity and increase surrender activity causing declines in assets under management and lower fee income. Such declines in the equity markets will also increase the cost to the Company of GMDB and GMWB benefits associated with individual annuities. For spread based products sold in the Retail segment, the future growth will depend on the ability to earn targeted returns on new business given competition, retention of account values in the fixed annuity business where the contract holder’s rate guarantee expires in the upcoming year, and the future interest rate environment.

INSTITUTIONAL SOLUTIONS GROUP

Operating Summary

				2004 vs. 2003	2003 vs. 2002
	2004	2003	2002	Change	Change

Fee income and other	$297	$301	$349	(1%)	(14%)
Earned premiums	472	793	420	(40%)	89%
Net investment income	1,044	976	958	7%	2%
Net realized capital gains	7	12	3	(42%)	NM

Total revenues	1,820	2,082	1,730	(13%)	20%
Benefits, claims and claim adjustment expenses	1,510	1,733	1,356	(13%)	28%
Insurance operating costs and other expenses	128	140	226	(9%)	(38%)
Amortization of deferred policy acquisition costs	37	33	8	12%	NM

Total benefits, claims and expenses	1,675	1,906	1,590	(12%)	20%

Income before income taxes	145	176	140	(18%)	26%
Income tax expense	40	57	46	(30%)	24%

Net Income	$105	$119	$94	(12%)	27%

				2004 vs. 2003	2003 vs. 2002
Account Value	2004	2003	2002	Change	Change

Institutional account values	$14,309	$12,357	$9,433	16%	31%
Governmental account values	9,962	8,965	7,211	11%	24%
Private Placement Life Insurance account values:
Variable Products	22,498	20,993	19,674	7%	7%
Leveraged COLI	2,529	2,524	3,321	—	(24%)

Total Private Placement Life Insurance Account Values [1]	25,027	23,517	22,995	6%	2%

Total Account Values	$49,298	$44,839	$39,639	10%	13%

[1]	Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.

The Institutional Solutions Group primarily offers customized wealth creation and financial protection for institutions, corporate and government employers and high net worth individuals through its three business units: Government, Institutional Investment Products (“IIP”) and private placement life insurance (“PPLI”) (formerly Corporate Owned Life Insurance or “COLI”).

2004 Compared to 2003 — Net income for the year ended December 31, 2004 decreased primarily due to a $9 after-tax benefit, recorded in 2003, associated with the settlement of the Bancorp litigation. Also contributing to this decrease was lower income from the IIP business. The decrease in net income in IIP was due primarily to lower spread income and slightly higher insurance operating costs for the year ended December 31, 2004 as compared to 2003. In addition, IIP reported lower earnings for the current year compared to the prior year due to favorable mortality experience in 2003. Private placement life insurance also experienced lower earnings, excluding the settlement of the Bancorp litigation, for the year ended December 31, 2004 as compared to the prior year periods due to lower average leveraged COLI account values. Partially offsetting the decrease in net income was higher income in the governmental business for current year. This increase was primarily attributable to higher revenues earned from the growth in the average account values as a result of positive net flows and market appreciation since the prior year coupled with improved spreads and expense management. Additionally, income tax expense was lower for the year ended December 31, 2004 due primarily to lower income, as discussed above and a higher DRD tax benefit of $11 related to the 2004 tax year, as compared to the DRD tax benefit of $4 related to the 2003 tax year reported in the prior year period.

2003 Compared to 2002 — Net income increased in 2003 compared to 2002 principally as a result of higher income from the PPLI business due to a decrease in other expenses. Other expenses decreased due primarily to a $9 after-tax benefit, related to the Bancorp litigation settlement recorded in 2003 compared with the $11 after-tax expense recorded in 2002. Additionally, IIP earnings increased as a result of favorable mortality experience and growth in average assets over the last twelve months. General account assets under management related to the IIP increased to $9.9 billion as of December 31, 2003. The increase in general account assets was primarily due to higher net flows and market appreciation related to institutional annuities and structured settlement products. Partially offsetting the increase in earnings in the IIP was lower PPLI income due to the decline in leveraged COLI account values as a result of surrender activity and lower sales volume of PPLI products in 2003 as compared to the prior year. In addition, amortization of deferred policy acquisition costs increased as a result of higher sales in the institutional investment products business.

Additionally, net income for the year ended December 31, 2003 includes the favorable impact of $1 DRD benefit resulting from the Company’s previously discussed change in estimate of the DRD tax benefit reported during 2002. The total DRD benefit related to the

2003 tax year for the year ended December 31, 2003 was $4 as compared to $2 related to the 2002 tax year for the year ended December 31, 2002.

Outlook

The future net income of this segment will depend on the Company’s ability to increase assets under management and maintain its investment spread earnings on the majority of the products sold in largely the IIP and Government businesses. These markets are highly competitive from a pricing perspective, and a small number of cases often account for a significant portion of sales, therefore the Company may not be able to sustain the level of assets under management growth attained in 2004. In 2004, IIP introduced the Hartford Income Notes, a new funding agreement backed product that provides the Company with opportunity for future growth. This product provides access to both a multi-billion-dollar retail market, and a nearly trillion dollar institutional market. These markets are very competitive and the Company’s success depends in part on the level of credited interest rates and the Company’s credit rating. The focus of the PPLI business is variable PPLI products to fund non-qualified benefits or other post employment benefit liabilities. The leveraged COLI business, while in run-off, has been an important contributor to PPLI’s profitability in recent years and will continue to contribute to the profitability of the Company albeit at lower levels. The market served by PPLI is subject to extensive legal and regulatory review that could have an adverse effect on its business.

INDIVIDUAL LIFE

Operating Summary

				2004 vs. 2003	2003 vs. 2002
	2004	2003	2002	Change	Change

Fee income and other	$705	$685	$639	3%	7%
Earned premiums	(16)	(14)	(4)	(14%)	NM
Net investment income	267	222	224	20%	(1%)
Net realized capital gains (losses)	1	—	(1)	—	100%

Total revenues	957	893	858	7%	4%
Benefits, claims and claim adjustment expenses	424	380	393	12%	(3%)
Insurance operating costs and other expenses	153	150	144	2%	4%
Amortization of deferred policy acquisition costs	169	165	146	2%	13%

Total benefits, claims and expenses	746	695	683	7%	2%

Income before income taxes and cumulative effect of accounting change	211	198	175	7%	13%
Income tax expense	69	64	59	8%	8%

Income before cumulative effect of accounting change	142	134	116	6%	16%
Cumulative effect of accounting change, net of tax [1]	(1)	—	—	NM	—

Net Income	$141	$134	$116	5%	16%

				2004 vs. 2003	2003 vs. 2002
Account Values	2004	2003	2002	Change	Change

Variable universal life	$5,356	$4,725	$3,648	13%	30%

Total account values	$8,975	$8,200	$7,019	9%	17%

[1]	Represents the cumulative impact of the Company’s adoption of SOP 03-1.

The Individual Life segment provides life insurance solutions to a wide array of partners to solve the wealth protection, accumulation and transfer needs of their affluent, emerging affluent and business insurance clients.

2004 Compared to 2003 — Net income in the Individual Life segment increased for the year ended December 31, 2004 as compared to the prior year, primarily driven by business growth and improved investment spreads. Account values grew 9% from 2003 to 2004. Net investment income increased for the current year as compared to the prior year primarily due to the adoption of SOP 03-1, growth in general account values and prepayments on bonds. The adoption of SOP 03-1 also resulted in increases in benefits, claims and claim adjustment expenses and a decrease to fee income and other for the year ended December 31, 2004 as compared to the prior year period for the segment’s Modified Guarantee Life Insurance product, which was formerly classified as a separate account product. Fee income increased primarily due to increased cost of insurance charges as life insurance inforce grew and aged and variable universal life account values increased driven by favorable equity markets and new sales. The increased in benefits, claims and claim adjustment expenses was primarily due to the absence in 2004 of the unusually favorable mortality experienced in 2003, along with continued growth and aging of the inforce. Business growth resulted in increased insurance operating costs and expenses for the year compared to prior year. Additionally, income tax expense was higher for the year ended December 31, 2004 due primarily to earnings growth, as discussed above. Income tax expense includes a DRD tax benefit of $5 related to the 2004 tax year, whereas, income tax expense for 2003 includes a total DRD tax benefit of $6.

2003 Compared to 2002 —Net income increased due to increases in fee income. Fees increased primarily due to increased cost of insurance charges as life insurance inforce grew and aged, and variable universal life account values increased 30%, driven by the growth in the equity markets in 2003. Also contributing to the increase in net income was a decrease in benefit costs in 2003 as compared to 2002 due to favorable mortality rates compared to the prior year. Additionally, net income for the year ended December 31, 2003 includes the favorable impact of $2 DRD benefit resulting from the Company’s previously discussed change in estimate of the DRD tax benefit reported during 2002. The total DRD benefit related to the 2003 tax year for the year ended December 31, 2003 was $4 as compared to $3 for the year ended December 31, 2002.

Outlook

Individual Life sales grew to $233 in 2004 from $196 in 2003 with renewed customer interest in variable universal life products and the successful introduction of new universal life and variable universal life products. Variable universal life sales and account values remain sensitive to equity market levels and returns. The Company also continues to introduce new and enhanced products, which are expected to increase new sales. The Company continues to pursue broader and deeper distribution opportunities to increase sales. However, the Company continues to face uncertainty surrounding estate tax legislation, aggressive competition from life insurance providers, reduced availability and higher price of reinsurance, and the current regulatory environment regarding reserving practices for universal life products with no-lapse guarantees.

INVESTMENTS

General

The investment portfolios of the Company are managed by Hartford Investment Management Company (“HIM”), a wholly-owned subsidiary of The Hartford. HIM manages the portfolios to maximize economic value, while attempting to generate the income necessary to support the Company’s various product obligations, within internally established objectives, guidelines and risk tolerances. The portfolio objectives and guidelines are developed based upon the asset/liability profile, including duration, convexity and other characteristics within specified risk tolerances. The risk tolerances considered include, for example, asset and credit issuer allocation limits, maximum portfolio below investment grade (“BIG”) holdings and foreign currency exposure. The Company attempts to minimize adverse impacts to the portfolio and the results of operations due to changes in economic conditions through asset allocation limits, asset/liability duration matching and through the use of derivatives. (For a further discussion of how the investment portfolio’s credit and market risks are assessed and managed, see the Investment Credit Risk and Capital Markets Risk Management sections of the MD&A.)

HIM’s security selection process is a multi-dimensional approach that combines independent internal credit research along with a macro economic outlook of technical trends (e.g. interest rates, slope of the yield curve and credit spreads) and market pricing to identify valuation inefficiencies and relative value buying and selling opportunities. Security selection and monitoring is performed by asset class specialists working within dedicated portfolio management teams.

HIM portfolio managers may sell securities, except those securities in an unrealized loss position for which the Company has indicated its intent and ability to hold until the price recovers, due to portfolio guidelines or market technicals or trends. For example, the Company may sell securities to capture market valuation inefficiencies or relative value opportunities through security or sector rotation, to remain compliant with internal asset/liability duration matching guidelines often times a result of changes in interest rates, or to modify a portfolio’s duration to capitalize on interest rate levels or yield curve slope.

HIM believes that advantageously buying and selling securities within a structured purchasing, monitoring and selling framework, provides the greatest economic value for the Company over the long-term.

The primary investment objective of Hartford Life Insurance Company’s general account is to maximize after-tax returns consistent with acceptable risk parameters, including the management of the interest rate sensitivity of invested assets and the generation of sufficient liquidity relative to that of policyholder and corporate obligations, as discussed in the Capital Markets Risk Management section of the MD&A under “Market Risk — Key Market Risk Exposures”.

Pursuant to the adoption of SOP 03-1, as discussed in Note 2 of Notes to Consolidated Financial Statements, on January 1, 2004, the Company reclassified $11.7 billion of separate account assets, comprised primarily of fixed maturities, to the general account. The majority of these assets are designated as available-for-sale securities with changes in fair value reported in other comprehensive income.

Return on general account invested assets is an important element of Hartford Life Insurance Company’s financial results. Significant fluctuations in the fixed income or equity markets could weaken the Company’s financial condition or its results of operations. Additionally, changes in market interest rates may impact the period of time over which certain investments, such as mortgage-backed securities, are repaid and whether certain investments are called by the issuers. Such changes may, in turn, impact the yield on these investments and also may result in reinvestment of funds received from calls and prepayments at rates below the average portfolio yield. Net investment income and net realized capital gains and losses accounted for approximately 46%, 36% and 33% of the Company’s consolidated revenues for the years ended December 31, 2004, 2003 and 2002, respectively. The increase in the percentage of consolidated revenues for 2004, as compared to the prior years, is primarily due to income earned on separate account assets reclassified to the general account as a result of the adoption of SOP 03-1.

Fluctuations in interest rates affect the Company’s return on, and the fair value of, general account fixed maturity investments, which comprised approximately 92% and 90% of the fair value of its invested assets as of December 31, 2004 and 2003, respectively. Other events beyond the Company’s control could also adversely impact the fair value of these investments. Specifically, a downgrade of an issuer’s credit rating or default of payment by an issuer could reduce the Company’s investment return.

The Company invests in private placement securities, mortgage loans and limited partnership arrangements in order to further diversify its investment portfolio. These investment types comprised approximately 23% and 19% of the fair value of its invested assets as of December 31, 2004 and 2003, respectively. These security types are typically less liquid than direct investments in publicly traded fixed income or equity investments. However, generally these securities have higher yields to compensate for the liquidity risk.

A decrease in the fair value of any investment that is deemed other-than-temporary would result in the Company’s recognition of a net realized capital loss in its financial results prior to the actual sale of the investment. (For a further discussion of the evaluation of other-than-temporary impairments, see the Critical Accounting Estimates section of the MD&A under “Valuation of Investments and Derivative Instruments”.)

The following table identifies the invested assets by type held in the general account as of December 31, 2004 and 2003.

Composition of Invested Assets
	2004		2003
	Amount	Percent	Amount	Percent

Fixed maturities, available-for-sale, at fair value	$42,691	91.7%	$30,085	90.4%
Equity securities, available-for-sale, at fair value	179	0.4%	85	0.3%
Policy loans, at outstanding balance	2,617	5.6%	2,470	7.4%
Mortgage loans, at cost	794	1.7%	354	1.1%
Limited partnerships, at fair value	247	0.5%	169	0.5%
Other investments	43	0.1%	116	0.3%

Total investments	$46,571	100.0%	$33,279	100.0%

Fixed maturity investments increased 42%, since December 31, 2003, primarily the result of fixed maturities that were reclassified from separate accounts to the general account as a result of the adoption of SOP 03-1 coupled with positive operating cash flow.

Mortgage loans increased $440, or 124%, since December 31, 2003, as a result of a decision to increase the Company’s investment in this asset class primarily due to its attractive yields and diversification opportunities.

Investment Results

The following table summarizes the Company’s investment results.

(before-tax)	2004	2003	2002

Net investment income – excluding policy loan income	$2,287	$1,557	$1,321
Policy loan income	183	207	251

Net investment income – total	$2,470	$1,764	$1,572
Yield on average invested assets [1]	5.8%	6.1%	6.2%

Gross gains on sale	326	215	138
Gross losses on sale	(133)	(95)	(80)
Impairments	(18)	(139)	(340)
Periodic net coupon settlements on non-qualifying derivatives	4	29	13
Other, net [2]	(50)	(9)	(7)

Net realized capital gains (losses), before-tax	$129	$1	$(276)

[1]	Represents annualized net investment income divided by the monthly weighted average invested assets at cost or amortized cost, as applicable, excluding trading securities and the collateral received associated with the securities lending program.

[2]	Primarily consists of changes in fair value on non-qualifying derivatives and hedge ineffectiveness on qualifying derivative instruments, as well as, the amortization of deferred acquisition costs.

2004 Compared to 2003 — Net investment income, excluding income on policy loans, increased $730, or 47%, compared to the prior year. The increase in net investment income was primarily due to income earned on a higher average invested assets base, as compared to the prior year, and an increase in income from prepayment penalties primarily associated with commercial mortgage-backed securities (“CMBS”) and yield adjustments related to changes in prepayment speeds associated with mortgage-backed securities (“MBS”) held at a premium or discount. These increases were partially offset by a decrease in the average new invested asset yield and the repositioning of the portfolio into higher quality assets as described below.

The increase in the average invested assets base, as compared to the prior year, was primarily the result of separate account assets reclassified to the general account pursuant to the adoption of SOP 03-1 and, to a lesser extent, operating cash flows. Income earned on separate account assets reclassified to the general account was $619 for 2004.

During 2004, the yield on average invested assets decreased from the prior year as a result of new investment purchases at rates below the average portfolio yield due to the continued low interest rate environment and decreased policy loan income. Since the Company invests primarily in long-term fixed rate debt securities, current period changes in long-term interest rates impact the yield on new asset purchases and, therefore, have a gradual impact on the overall portfolio yield. The weighted average yield on new invested asset purchases in 2004 of approximately 4.9%, before-tax, continues to be below the average portfolio yield. The Company expects the average before-tax new investment yields in 2005 to range from 4.8% to 5.0%. If future interest rates differ from the forward rates as of December 31, 2004, the actual average new investment yields may be significantly different than yields currently expected.

Net realized capital gains during 2004 increased by $128 compared to the prior year, primarily the result of lower other-than-temporary impairments. (For further discussion of other-than-temporary impairments, see the Other-Than-Temporary Impairments commentary in this section of the MD&A.)

In 2004, gross gains were realized as fixed maturity credit spreads tightened and portions of the Company’s portfolios were repositioned into higher quality assets where HIM believed greater relative value existed. Credit spreads tightened primarily due to improved credit quality, market liquidity and demand for higher yielding assets, as well as the relatively low interest rate environment. It is expected that the higher quality assets will provide greater liquidity if the credit environment and issuer default rates return to historical norms. In addition, foreign government securities were sold, primarily in the first and fourth quarters of 2004, to reduce the portfolios’ exposure to foreign holdings and realize gains associated with the decline in value of the U.S. dollar against foreign currencies.

In 2004, securities sold at a loss were predominantly corporate securities, U.S. government securities, certain asset-backed securities (“ABS”) and CMBS, with no single security sold at a loss in excess of $5 and an average loss as a percentage of the fixed maturity’s amortized cost of less than 5%, which under the Company’s current impairment policy, were deemed to be depressed only to a minor extent. In 2003, no single security was sold at a loss in excess of $8.

2003 Compared to 2002 — Net investment income, excluding policy loan income, increased $236, or 18%, compared to the prior year. The increase was primarily due to income earned on a higher invested asset base partially offset by lower investment yields. Policy loan income decreased primarily due to the decline in leveraged COLI policies, as a result of surrender activity and lower sales. Yield on average invested assets decreased as a result of lower rates on new investment purchases and decreased policy loan income.

Net realized capital gains (losses) for 2003 increased by $277 compared to the prior year, primarily as a result of net gains on sales of fixed maturities and a decrease in other-than-temporary impairments on fixed maturities. Sales were the result of normal trading activity and were primarily attributable to the improvement in the corporate credit environment, general economic conditions and operating fundamentals, the decrease in interest rates and improved pricing levels for ABS. (For a further discussion of other-than-temporary impairments, see the Other-Than-Temporary Impairments commentary in this section of the MD&A.)

Separate Account Products

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Prior to January 1, 2004, the Company’s separate accounts reflected two categories of risk assumption: non-guaranteed separate accounts wherein the policyholder assumes substantially all the risk and reward; and guaranteed separate accounts wherein the Company contractually guarantees either a minimum return or the account value to the policyholder. Effective January 1, 2004, the guaranteed separate accounts are included with general account assets pursuant to SOP 03-1. As of December 31, 2004, the Company’s separate accounts totaled $139.8 billion. As of December 31, 2003, the Company’s total separate accounts totaled $130.2 billion, of which $12.1 billion was guaranteed separate accounts.

Investment objectives for non-guaranteed separate accounts, which consist of the participants’ account balances, vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. Separate account products include variable annuities, variable universal life insurance contracts and variable COLI.

Products, previously recorded as guaranteed separate accounts but now recorded in the general account upon adoption of SOP 03-1, primarily consist of modified guaranteed individual annuities and modified guaranteed life insurance and generally include market value adjustment features and surrender charges to mitigate the risk of disintermediation. The primary investment objective of these assets is to maximize after-tax returns consistent with acceptable risk parameters, including the management of the interest rate sensitivity of invested assets relative to that of policyholder obligations, as discussed in the Capital Markets Risk Management section of the MD&A under “Market Risk — Key Market Risk Exposures”.

Investment Management Activities

During 2004, HIM issued one and began serving as the collateral asset manager for an additional synthetic collateralized loan obligation (“CLO”), both of which the Company has an investment in. The synthetic CLOs invest in senior secured bank loans through total return swaps (“referenced bank loan portfolios”). The notional value of the referenced bank loan portfolios from the two synthetic CLOs as of December 31, 2004 was approximately $700. The synthetic CLOs issued approximately $135 of notes and preferred shares (“CLO issuances”), approximately $120 of which was to third party investors. The proceeds from the CLO issuances were invested in collateral accounts consisting of high credit quality securities that were pledged to the referenced bank loan portfolios’ swap counterparties. Investors in the CLO issuances receive the net proceeds from the referenced bank loan portfolios. Any principal losses incurred by the swap counterparties associated with the referenced bank loan portfolios are borne by the CLO issuances investors through the total return swaps.

Pursuant to the requirements of FIN 46R, the Company has concluded that the two synthetic CLOs are variable interest entities (“VIEs”) and for the CLO issued in 2004, the Company is the primary beneficiary and must consolidate this CLO. Accordingly, the Company has recorded in the consolidated balance sheets $65 of cash and invested assets, total return swaps with a fair value of $3 in other assets, which reference a bank loan portfolio with a maximum notional of $400, and $52 in other liabilities related to the CLO issuances. The total return from the referenced bank loan portfolio of $3 was received via the total return swap and recorded in realized capital gains and losses. Income from the fixed maturity collateral account and CLO issuance investor payments were recorded in net investment income in the consolidated statements of income. The Company’s investment in the consolidated synthetic CLO issuance is $14, which is its maximum exposure to loss. In addition, the Company has a $2 preferred share investment in the non-consolidated synthetic CLO issuance, which is its maximum exposure to loss. The investors in the two synthetic CLO issuances have recourse only to the VIE assets and not to the general credit of the Company.

Other-Than-Temporary Impairments

The Company has a security monitoring process overseen by a committee of investment and accounting professionals that, on a quarterly basis, identifies securities that could potentially be other-than-temporarily impaired. When a security is deemed to be other-than-temporarily impaired its carrying amount is written-down to current market value and a realized loss is recorded in the Company’s consolidated statements of income. (For further discussion regarding the Company’s other-than-temporary impairment policy, see “Valuation of Investments and Derivative Instruments” included in the Critical Accounting Estimates section of the MD&A and Note 2 of Notes to Consolidated Financial Statements.)

The following table identifies the Company’s other-than-temporary impairments by type.

Other-Than-Temporary Impairments by Type
(before-tax)	2004	2003	2002

ABS
Aircraft lease receivables	$2	$29	$65
Collaterized debt obligations (“CDO”)	4	15	29
Credit card receivables	—	12	9
Interest only securities	—	5	3
Manufactured housing (“MH”) receivables	—	9	14
Mutual fund fee receivables	—	3	16
Other ABS	—	2	13

Total ABS	6	75	149
Commercial mortgages	3	—	—
CMBS	3	5	4
Corporate
Food and beverage	3	25	—
Technology and communications	1	2	137
Transportation	—	7	1
Utilities	—	—	22
Other Corporate	—	11	16

Total Corporate	4	45	176
Equity	—	8	—
Foreign government	—	—	11
MBS – interest only securities	2	6	—

Total other-than-temporary impairments	$18	$139	$340

The decrease in other-than-temporary impairments during 2003 and 2004 in comparison to 2002 levels is due to an improvement in the corporate credit environment, general economic conditions and operating fundamentals, and improved pricing levels for ABS. In general, security issuers’ operating fundamentals have improved due to reduced company leverage, improved liquidity and the successful implementation of various cost cutting measures. Improvement in pricing levels for ABS has been driven by a general stabilization in the performance of the underlying collateral and an increase in demand for these asset types due to improved economic and operating fundamentals of the underlying security issuers, better market liquidity and attractive yields. The following discussion provides an analysis of significant other-than-temporary impairments recognized during 2004, 2003 and 2002, the related circumstances giving rise to the other-than-temporary impairments and the potential impact such circumstances may have on other material investments held.

2004

During 2004 there were no significant other-than-temporary impairments (e.g. $15 or greater) recorded on any single security or issuer. In aggregate, other-than-temporary impairments recorded on ABS and corporate fixed maturities primarily relate to the decline in market values of certain previously impaired securities.

2003

During 2003, other-than-temporary impairments were primarily recorded on ABS and corporate fixed maturities. The ABS other-than-temporary impairments were primarily due to the continued deterioration of the underlying collateral supporting the various transactions. A significant portion of corporate fixed maturity other-than-temporary impairments during 2003 resulted from various issuers who experienced fraud or accounting irregularities. In addition, during the first half of the year, corporate debt issuers in the transportation sector, specifically issuers in the airline sector, deteriorated as a result of the continued decline in airline travel. During 2003, there was one security for which a significant (e.g. $15 or greater) other-than-temporary impairment was recorded, the circumstances of which are discussed in more detail below.

•	The $25 of impairments on corporate fixed maturities within the food and beverage sector related to securities issued by the Italian dairy concern, Parmalat SpA. Parmalat filed for bankruptcy in December 2003 due to liquidity problems when it was discovered that 4 billion euros of liquid investments previously reported on its balance sheet were non-existent.

The following list identifies ABS impairment losses recognized in 2003 that by issuer did not exceed $15 but did when combined with securities supported with similar collateral or equity security types. The circumstances giving rise to those losses are as follows:

•	The $29 of other-than-temporary impairments recognized on ABS supported by aircraft lease receivables primarily consisted of investments in lower tranches of four transactions. These securities are supported by aircraft leases and enhanced equipment trust certificates (together, “aircraft lease receivables”) issued by multiple airlines that had sustained a steep decline in market value and adverse change in expected cash flows due to continued lower aircraft lease rates, airline bankruptcies and the prolonged decline in airline travel.

•	The $15 of CDO other-than-temporary impairments consisted of approximately six securities, the majority of which were interests in the lower tranches of securities backed by high yield corporate debt. These impairments were primarily the result of continued high default rates in 2003 and lower expected recovery rates on the CDO’s underlying collateral.

In addition to the impairments described above, fixed maturity and equity securities were sold at losses during 2003, with no single security sold at a loss in excess of $8.

2002

During 2002, other-than-temporary impairments on ABS were primarily driven by collateral deterioration associated with securities backed by aircraft lease receivables and high yield debt. Impairments recognized on corporate fixed maturities were concentrated in the technology and communications sector and were primarily driven by weakening economic conditions and operating fundamentals in the sector. During 2002, there were 3 securities for which a significant (e.g. $15 or greater) other-than-temporary impairment was recorded which are discussed in more detail below.

•	Of the technology and communications sector impairments, $75 related to securities issued by WorldCom and its subsidiary MCI, which filed for Chapter 11 bankruptcy protection in July 2002 as a result of liquidity problems driven by economic and operating weakness in this sector, and specific issues related to accounting fraud.

•	Of the $65 of impairments relating to ABS backed by aircraft lease receivables, $29 related to investments in the lower tranches of one transaction that experienced a steep decline in fair value as a result of a significant decrease in aircraft lease payments and lower appraised values on the underlying collateral. This transaction was primarily supported by lower quality aircraft and was significantly impacted by the decline in airline travel and numerous airline bankruptcies resulting from the catastrophic events of September 11, 2001. The remaining $36 of impairments on aircraft lease receivables were primarily related to two other transactions that were also adversely impacted by similar circumstances surrounding the airline industry in 2002.

•	In the technology and telecommunications sector, $19 of impairments were recognized on fixed maturity securities issued by a major U.S. telecom equipment manufacturer. This issuer had amassed high levels of debt to acquire assets and subsequently experienced liquidity difficulties due to the downturn in demand and economic conditions within the technology and telecommunications sector. As a result, this issuer initiated a debt restructuring in 2002.

The following identifies ABS impairment losses recognized in 2002 that by issuer did not exceed $15 but did when combined with securities supported with similar collateral. The circumstances giving rise to those losses are as follows:

•	The $29 of CDO impairments consisted of approximately eight securities, the majority of which were interests in the lower tranches of transactions backed by high yield corporate debt. These impairments were primarily driven by deterioration in the underlying collateral resulting from corporate bankruptcies and above average defaults on high yield bonds.

In addition to the impairments described above, fixed maturity and equity securities were sold at losses during 2002, with no single security sold at a loss in excess of $13.

The favorable other-than-temporary impairments trend will depend on continued strong economic fundamentals, political stability and collateral performance. In addition, as discussed in Note 2 of Notes to Consolidated Financial Statements, the future adoption of EITF Issue No. 03-1 could result in the recognition of additional other-than-temporary impairments. While the ultimate impact of the adoption of this standard is still unknown, depending on the nature of the ultimate guidance, adoption of this standard could potentially result in the recognition of unrealized losses, including those declines in value that are attributable to interest rate movements, as other-than-temporary impairments, except those deemed to be minor in nature. As of December 31, 2004, the Company had $154 of total gross unrealized losses. The amount of impairments to be recognized, if any, will depend on the final standard, market conditions and management’s intent and ability to hold securities with unrealized losses at the time of the impairment evaluation. (For further discussion of risk factors associated with sectors with significant unrealized loss positions, see the sector risk factor commentary under the Total Available-for-Sale Securities with Unrealized Loss Greater than Six Months by Type schedule in the Investment Credit Risk section of the MD&A.)

INVESTMENT CREDIT RISK

The Company has established investment credit policies that focus on the credit quality of obligors and counterparties, limit credit concentrations, encourage diversification and require frequent creditworthiness reviews. Investment activity, including setting of policy and defining acceptable risk levels, is subject to regular review and approval by senior management and by the Finance Committee of The Hartford’s Board of Directors.

The Company invests primarily in securities which are rated investment grade and has established exposure limits, diversification standards and review procedures for all credit risks including borrower, issuer and counterparty. Creditworthiness of specific obligors is determined by an internal credit evaluation supplemented by consideration of external determinants of creditworthiness, typically ratings assigned by nationally recognized ratings agencies. Obligor, asset sector and industry concentrations are subject to established Company limits and monitored on a regular basis.

The Company is not exposed to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholders’ equity other than certain U.S. government and government agencies.

Derivative Instruments

The Company’s derivative counterparty exposure policy establishes market-based credit limits, favors long-term financial stability and creditworthiness and typically requires credit enhancement/credit risk reducing agreements. Credit risk is measured as the amount owed to the Company based on current market conditions and potential payment obligations between the Company and its counterparties. Credit exposures are generally quantified daily, netted by counterparty for each legal entity of the Company, and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of derivatives exceeds the exposure policy thresholds which do not exceed $10. The Company also minimizes the credit risk in derivative instruments by entering into transactions with high quality counterparties rated Aa/A or better, which are monitored by the Company’s internal compliance unit and reviewed frequently by senior management. In addition, the compliance unit monitors counterparty credit exposure on a monthly basis to ensure compliance with Company policies and statutory limitations. The Company also maintains a policy of requiring that all derivative contracts be governed by an International Swaps and Dealers Association Master Agreement which is structured by legal entity and by counterparty and permits right of offset. To date, the Company has not incurred any losses on derivative instruments due to counterparty nonperformance.

In addition to counterparty credit risk, the Company periodically enters into swap agreements in which the Company assumes credit exposure from a single entity, referenced index or asset pool. Total return swaps involve the periodic exchange of payments with other parties, at specified intervals, calculated using the agreed upon index and notional principal amounts. Generally, no cash or principal payments are exchanged at the inception of the contract. Typically, at the time a swap is entered into, the cash flow streams exchanged by the counterparties are equal in value.

Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. One party to the contract will make a payment based on an agreed upon rate and a notional amount. The second party, who assumes credit exposure will only make a payment when there is a credit event, and such payment will be equal to the notional value of the swap contract less the value of the referenced security issuer debt obligation. A credit event is generally defined as default on contractually obligated interest or principal payments or bankruptcy. The average S&P rating for these referenced security issuer debt obligations is A-.

The Company also uses credit defaults swaps to reduce its credit exposure by entering into agreements in which the Company pays a derivative counterparty a periodic fee in exchange for compensation from the counterparty should a credit event occur on the part of the referenced security issuer. The Company entered into these agreements as an efficient means to reduce credit exposure to the specified issuers. The average S&P rating for all of these referenced securities issuer is A.

As of December 31, 2004 and 2003, the notional value of total return and credit default swaps totaled $1.4 billion and $450, respectively, and the swap fair value totaled $6 and $(17), respectively.

Fixed Maturities

The following table identifies fixed maturity securities by type as of December 31, 2004 and 2003.

Fixed Maturities by Type
	2004					2003
					Percent
					of Total					Percent of
	Amortized	Unrealized	Unrealized	Fair	Fair	Amortized	Unrealized	Unrealized	Fair	Total Fair
	Cost	Gains	Losses	Value	Value	Cost	Gains	Losses	Value	Value

ABS	$5,881	$72	$(61)	$5,892	13.8%	$5,118	$109	$(96)	$5,131	12.3%
CMBS	7,390	329	(17)	7,702	18.0%	7,010	384	(21)	7,373	17.6%
Collateralized mortgage obligations (“CMOs”)	882	9	(3)	888	2.1%	681	12	(2)	691	1.7%
Corporate
Basic industry	2,130	171	(5)	2,296	5.4%	2,227	160	(9)	2,378	5.7%
Capital goods	1,324	118	(4)	1,438	3.4%	1,343	106	(5)	1,444	3.5%
Consumer cyclical	2,194	158	(5)	2,347	5.5%	2,225	159	(5)	2,379	5.7%
Consumer non-cyclical	2,294	196	(4)	2,486	5.8%	2,533	188	(8)	2,713	6.5%
Energy	1,172	116	(1)	1,287	3.0%	1,374	115	(5)	1,484	3.5%
Financial services	5,419	448	(18)	5,849	13.7%	5,101	413	(24)	5,490	13.2%
Technology and communications	3,197	314	(10)	3,501	8.2%	3,383	363	(10)	3,736	9.0%
Transportation	586	44	(1)	629	1.5%	568	41	(3)	606	1.4%
Utilities	2,040	215	(7)	2,248	5.3%	1,861	167	(10)	2,018	4.8%
Other	710	46	(2)	754	1.8%	570	33	(1)	602	1.4%
Government/Government agencies
Foreign	649	60	(2)	707	1.7%	810	77	(1)	886	2.1%
United States	774	19	(4)	789	1.8%	981	30	(4)	1,007	2.4%
MBS – agency	1,542	18	(2)	1,558	3.6%	1,916	30	(2)	1,944	4.6%
Municipal
Taxable	675	30	(5)	700	1.6%	374	14	(7)	381	0.9%
Redeemable preferred stock	1	—	—	1	—	1	—	—	1	—
Short-term investments	1,619	—	—	1,619	3.8%	1,555	1	—	1,556	3.7%

Total fixed maturities	$40,479	$2,363	$(151)	$42,691	100.0%	$39,631	$2,402	$(213)	$41,820	100.0%

Total general account fixed maturities						$28,511	$1,715	$(141)	$30,085	71.9%
Total guaranteed separate account fixed maturities [1]						$11,120	$687	$(72)	$11,735	28.1%

[1]	Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting SOP 03-1.

The Company’s fixed maturity portfolio gross unrealized gains and losses as of December 31, 2004 in comparison to December 31, 2003 were primarily impacted by changes in interest rates, foreign currency exchange rates, credit spreads and security sales. The Company’s fixed maturity gross unrealized gains decreased $39 from December 31, 2003 to December 31, 2004 primarily due to sales of securities in a gain position and the increase in interest rates (e.g. short-term through five-year rates) offset by credit spread tightening and changes in foreign currency exchange rates. The gross unrealized loss amount decreased by $62 from December 31, 2003 to December 31, 2004 primarily due to credit spread tightening, improved pricing levels for certain CDOs and ABS, security sales and, to a lesser extent, other-than-temporary impairments, offset by interest rate increases.

(For further discussion of risk factors associated with sectors with significant unrealized loss positions, see the sector risk factor commentary under the Total Available-for-Sale Securities with Unrealized Loss Greater than Six Months by Type schedule in this section of the MD&A.)

Investment sector allocations as a percentage of total fixed maturities have remained materially consistent since December 31, 2003, except for ABS. In 2004, HIM continued to overweight, in comparison to the Lehman Aggregate Index, ABS supported by diversified pools of consumer loans (e.g. home equity and auto loans and credit card receivables) and CMBS due to the securities attractive spread levels and underlying asset diversification and quality. CMBS securities have lower prepayment risk than MBS due to contractual penalties.

As of December 31, 2004 and 2003, 22% and 21% respectively, of the fixed maturities were invested in private placement securities, including 14% and 13%, respectively, of Rule 144A offerings to qualified institutional buyers. Private placement securities are generally less liquid than public securities. Most of the private placement securities are rated by nationally recognized rating agencies.

At the December 14th, 2004 Federal Open Market Committee policy meeting, the overnight funds rate was raised a quarter-point for the fifth time in 2004 to 2.25%. The Fed members indicated that the economy is growing at a moderate pace and the job market continues to show gradual improvement despite higher energy and commodity prices. The Company continues to expect the Fed to raise short-term interest rates at a measured pace for the foreseeable future unless inflationary pressures accelerate. The risk of inflation could increase if energy and commodity prices continue to rise, productivity growth slows or the U.S. dollar continues to devalue in comparison to foreign currencies. Increases in future interest rates may result in lower fixed maturity valuations.

The following table identifies fixed maturities by credit quality as of December 31, 2004 and 2003. The ratings referenced below are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company’s internal analysis of such securities.

Fixed Maturities by Credit Quality
	2004			2003
			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value

United States Government/Government agencies	$3,205	$3,242	7.6%	$3,598	$3,661	8.8%
AAA	7,814	8,039	18.8%	6,652	6,922	16.5%
AA	4,088	4,278	10.0%	3,326	3,504	8.4%
A	11,068	11,987	28.2%	11,742	12,576	30.1%
BBB	11,111	11,890	27.8%	10,833	11,561	27.6%
BB & below	1,574	1,636	3.8%	1,925	2,040	4.9%
Short-term	1,619	1,619	3.8%	1,555	1,556	3.7%

Total fixed maturities	$40,479	$42,691	100.0%	$39,631	$41,820	100.0%

Total general account fixed maturities				$28,511	$30,085	71.9%
Total guaranteed separate account fixed maturities [1]				$11,120	$11,735	28.1%

[1]	Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting SOP 03-1.

As of December 31, 2004 and 2003, 95% or greater of the fixed maturity portfolio was invested in short-term securities or securities rated investment grade (BBB and above).

The following table presents the BIG fixed maturities by type as of December 31, 2004 and 2003.

BIG Fixed Maturities by Type
	2004			2003
			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value

ABS	$183	$159	9.7%	$231	$210	10.3%
CMBS	82	88	5.4%	102	103	5.0%
Corporate
Basic industry	164	176	10.7%	201	211	10.3%
Capital goods	115	116	7.1%	103	106	5.3%
Consumer cyclical	120	127	7.8%	250	270	13.2%
Consumer non-cyclical	141	149	9.1%	250	261	12.8%
Energy	51	54	3.3%	61	67	3.3%
Financial services	22	23	1.4%	20	21	1.0%
Technology and communications	267	288	17.6%	274	326	16.0%
Transportation	8	8	0.5%	21	23	1.1%
Utilities	226	237	14.5%	256	266	13.1%
Foreign government	176	193	11.8%	145	164	8.0%
Other	19	18	1.1%	11	12	0.6%

Total fixed maturities	$1,574	$1,636	100.0%	$1,925	$2,040	100.0%

Total general account fixed maturities				$1,179	$1,258	61.7%
Total guaranteed separate account fixed maturities [1]				$746	$782	38.3%

[1]	Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting SOP 03-1 .

As of December 31, 2004 and 2003, the Company held no issuer of a BIG security with a fair value in excess of 3% of the total fair value for BIG securities. Total BIG securities decreased since December 31, 2003 as a result of decisions to reduce exposure to lower credit quality assets resulting from the securities significant credit spread tightening and re-invest in higher quality securities.

The following table presents the Company’s unrealized loss aging for total fixed maturity and equity securities classified as available-for-sale as of December 31, 2004 and 2003, by length of time the security was in an unrealized loss position.

Unrealized Loss Aging of Total Available-for-Sale Securities
	2004			2003
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Loss	Cost	Value	Loss

Three months or less	$4,627	$4,601	$(26)	$2,636	$2,615	$(21)
Greater than three months to six months	420	417	(3)	1,795	1,739	(56)
Greater than six months to nine months	1,667	1,638	(29)	230	216	(14)
Greater than nine months to twelve months	351	337	(14)	133	126	(7)
Greater than twelve months	1,175	1,093	(82)	1,450	1,331	(119)

Total	$8,240	$8,086	$(154)	$6,244	$6,027	$(217)

Total general account				$4,221	$4,076	$(145)
Total guaranteed separate accounts [1]				$2,023	$1,951	$(72)

[1]	Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting SOP 03-1.

The decrease in the unrealized loss amount since December 31, 2003 is primarily the result of credit spread tightening, improved pricing levels for certain CDOs and ABS, asset sales, and, to a lesser extent, other-than-temporary impairments, offset in part by an increase in the short-term through five-year interest rates. (For further discussion, see the economic commentary under the Fixed Maturities by Type table in this section of the MD&A.)

As a percentage of amortized cost, the average security or fixed maturity unrealized loss at December 31, 2004 and 2003 was less than 2% and 4%, respectively. As of December 31, 2004 and 2003, fixed maturities represented $151, or 98%, and $213, or 98%, respectively, of the Company’s total unrealized loss associated with securities classified as available-for-sale. There were no fixed maturities as of December 31, 2004 and 2003 with a fair value less than 80% of the security’s amortized cost basis for six continuous months other than certain ABS and CMBS subject to EITF Issue No. 99-20. Other-than-temporary impairments for certain ABS and CMBS are recognized if the fair value of the security, as determined by external pricing sources, is less than its carrying amount and there has been a decrease in the present value of the expected cash flows since the last reporting period. There were no ABS or CMBS included in the table above, as of December 31, 2004 and 2003, for which management’s best estimate of future cash flows adversely changed during the reporting period. (For further discussion of the other-than-temporary impairments criteria, see “Valuation of Investments and Derivative Instruments” included in the Critical Accounting Estimates section of the MD&A and Note 2 of Notes to Consolidated Financial Statements.)

The Company held no securities of a single issuer that were at an unrealized loss position in excess of 9% and 7% of the total unrealized loss amount as of December 31, 2004 and 2003, respectively.

The total securities classified as available-for-sale in an unrealized loss position for longer than six months by type as of December 31, 2004 and 2003 are presented in the following table.

Total Available-for-Sale Securities with Unrealized Loss Greater Than Six Months by Type
	2004				2003
				Percent of				Percent of
				Total				Total
	Amortized	Fair	Unrealized	Unrealized	Amortized	Fair	Unrealized	Unrealized
	Cost	Value	Loss	Loss	Cost	Value	Loss	Loss

ABS
Aircraft lease receivables	$177	$127	$(50)	40.0%	$153	$99	$(54)	38.6%
CDOs	54	52	(2)	1.6%	132	113	(19)	13.6%
Credit card receivables	61	60	(1)	0.8%	118	108	(10)	7.1%
Other ABS	328	323	(5)	4.0%	407	400	(7)	5.0%
CMBS	500	492	(8)	6.4%	162	155	(7)	5.0%
Corporate
Financial services	595	576	(19)	15.2%	524	502	(22)	15.7%
Technology and communications	200	191	(9)	7.2%	37	36	(1)	0.7%
Utilities	140	135	(5)	4.0%	80	74	(6)	4.3%
Other	629	614	(15)	12.0%	189	175	(14)	10.0%
Other securities	509	498	(11)	8.8%	11	11	—	—

Total	$3,193	$3,068	$(125)	100.0%	$1,813	$1,673	$(140)	100.0%

Total general accounts					$1,174	$1,080	$(94)	67.1%
Total guaranteed separate accounts [1]					$639	$593	$(46)	32.9%

[1]	Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting SOP 03-1.

The decrease in the unrealized loss greater than six months amounts during 2004 was primarily driven by improved pricing levels for certain CDOs and ABS. This increase was partially offset by the aging of securities depressed due to interest rate changes from the date of purchase.

With the exception of ABS, the majority of the securities in an unrealized loss position for six months or more as of December 31, 2004 were depressed primarily due to interest rate changes from the date of purchase. The sectors with the most significant concentration of unrealized losses were ABS supported by aircraft lease receivables and corporate fixed maturities primarily within the financial services sector. The Company’s current view of risk factors relative to these fixed maturity types is as follows:

Aircraft lease receivables — The decrease in the unrealized loss position during 2004 was primarily the result of improving pricing levels for certain issuers in this sector, as well as by other-than-temporary impairments taken during the year. In prior years, these securities had suffered a decrease in value as a result of a prolonged decline in airline travel, the uncertainty of a potential industry recovery and lack of market liquidity in this sector. Although uncertainty surrounding the stability of domestic airlines continues to weigh heavily on this sector, worldwide travel and aircraft demand appears to be improving. While the Company has seen modest price increases and greater liquidity in this sector during 2004, any additional price recovery will depend on continued improvement in economic fundamentals, political stability and airline operating performance.

Financial services — As of December 31, 2004, the Company held approximately 60 different securities in the financial services sector that had been in an unrealized loss position for greater than six months. Substantially all of these securities are investment grade securities priced at or greater than 90% of amortized cost as of December 31, 2004. These positions are a mixture of fixed and variable rate securities with extended maturity dates, which have been adversely impacted by changes in interest rates after the purchase date. Additional changes in fair value of these securities are primarily dependent on future changes in interest rates.

As part of the Company’s ongoing security monitoring process by a committee of investment and accounting professionals, the Company has reviewed its investment portfolio and concluded that there were no additional other-than-temporary impairments as of December 31, 2004 and 2003. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, management’s intent and ability to hold these securities, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that the prices of the securities in the sectors identified above were temporarily depressed.

The evaluation for other-than-temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other-than-temporary. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. In addition, for securitized financial assets with contractual cash flows (e.g. ABS and CMBS), projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral. As of December 31, 2004 and 2003, management’s expectation of the discounted future cash flows on these securities was in excess of the associated securities’ amortized cost. (For a further discussion, see “Valuation of Investments and Derivative Instruments” included in the Critical Accounting Estimates section of the MD&A and Note 2 of Notes to Consolidated Financial Statements.)

The following table presents the Company’s unrealized loss aging for BIG and equity securities as of December 31, 2004 and 2003.

Unrealized Loss Aging of Available-for-Sale BIG and Equity Securities
	2004			2003
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Loss	Cost	Value	Loss

Three months or less	$146	$143	$(3)	$47	$46	$(1)
Greater than three months to six months	13	12	(1)	90	86	(4)
Greater than six months to nine months	93	88	(5)	50	44	(6)
Greater than nine months to twelve months	59	54	(5)	17	16	(1)
Greater than twelve months	153	117	(36)	266	217	(49)

Total	$464	$414	$(50)	$470	$409	$(61)

Total general accounts				$350	$305	$(45)
Total guaranteed separate accounts [1]				$120	$104	$(16)

[1]	Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting SOP 03-1.

The decrease in the BIG and equity security unrealized loss amount for securities classified as available-for-sale during 2004 was primarily the result of credit spread tightening, improved pricing levels for certain CDOs and ABS and other-than-temporary impairments, partially offset by rating agency downgrades for certain issuers in the aircraft lease receivables sector and the aging of securities depressed due to interest rate changes from the date of purchase. (For a further discussion, see the economic commentary under the Fixed Maturities by Type table in this section of the MD&A.)

The BIG and equity securities classified as available-for-sale in an unrealized loss position for longer than six months by type as of December 31, 2004 and 2003 are presented in the following table.

Available-for-Sale BIG and Equity Securities with Unrealized Loss Greater Than Six Months by Type
	2004				2003
				Percent of				Percent of
				Total				Total
	Amortized	Fair	Unrealized	Unrealized	Amortized	Fair	Unrealized	Unrealized
	Cost	Value	Loss	Loss	Cost	Value	Loss	Loss

ABS
Aircraft lease receivables	$96	$66	$(30)	65.2%	$45	$28	$(17)	30.4%
CDOs	17	16	(1)	2.2%	37	28	(9)	16.1%
Credit card receivables	8	8	—	—	40	30	(10)	17.9%
Other ABS	4	3	(1)	2.2%	45	38	(7)	12.5%
Corporate
Financial services	45	41	(4)	8.7%	39	35	(4)	7.1%
Technology and communications	59	54	(5)	10.8%	4	3	(1)	1.8%
Utilities	38	35	(3)	6.5%	66	61	(5)	8.9%
Other	37	35	(2)	4.4%	53	50	(3)	5.3%
Other securities	1	1	—	—	4	4	—	—

Total	$305	$259	$(46)	100.0%	$333	$277	$(56)	100.0%

Total general accounts					$234	$193	$(41)	73.2%
Total guaranteed separate accounts [1]					$99	$84	$(15)	26.8%

[1]	Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting SOP 03-1.

The decrease in the available-for-sale BIG and equity securities greater than six months unrealized loss amount since December 31, 2003 was primarily the result of credit spread tightening, improved pricing levels for certain CDOs and ABS, other-than-temporary impairments taken during the year and, to a lesser extent, asset sales. This decrease was partially offset by rating agency downgrades for certain issuers in the aircraft lease receivables sector and the aging of securities depressed due to interest rate changes from the date of purchase. (For a further discussion of the Company’s current view of risk factors relative to certain security types listed above, see the Total Available-for-Sale Securities with Unrealized Loss Greater Than Six Months by Type table in this section of the MD&A.)

CAPITAL MARKETS RISK MANAGEMENT

Hartford Life Insurance Company has a disciplined approach to managing risks associated with its capital markets and asset/liability management activities. Investment portfolio management is organized to focus investment management expertise on the specific classes of investments, while asset/liability management is the responsibility of a dedicated risk management unit supporting the Company. Derivative instruments are utilized in compliance with established Company policy and regulatory requirements and are monitored internally and reviewed by senior management.

Market Risk

Hartford Life Insurance Company is exposed to market risk, primarily relating to the market price and/or cash flow variability associated with changes in interest rates, market indices or foreign currency exchange rates. The Company analyzes interest rate risk using various models including parametric models that forecast cash flows of the liabilities and the supporting investments, including derivative instruments under various market scenarios.

Interest Rate Risk

The Company’s exposure to interest rate risk relates to the market price and/or cash flow variability associated with the changes in market interest rates. The Company manages its exposure to interest rate risk through asset allocation limits, asset/liability duration matching and through the use of derivatives. The Company analyzes interest rate risk using various models including parametric models that forecast cash flows of the liabilities and the supporting investments, including derivative instruments under various market scenarios. Measures the Company uses to quantify its exposure to interest rate risk inherent in its invested assets and interest rate sensitive liabilities are duration and key rate duration. Duration is the weighted average term-to-maturity of a security’s cash flows, and is used to approximate the percentage change in the price of a security for a 100-basis-point change in market interest rates. For example, a duration of 5 means the price of the security will change by approximately 5% for a 1% change in interest rates. The key rate duration analysis considers the expected future cash flows of assets and liabilities assuming non-parallel interest rate movements.

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

The Company is also exposed to interest rate risk based upon the discount rate assumption associated with the Company’s pension and other postretirement benefit obligation. The discount rate assumption is based upon an interest rate yield curve comprised of AAA/AA bonds with maturities between zero and thirty years. Declines in long-term interest rates have had a negative impact on the funded status of the plans.

The Company believes that an increase in interest rates from the current levels is generally a favorable development for the Company. Rate increases are expected to provide additional net investment income, increase sales of fixed rate investment products, limit the potential risk of margin erosion due to minimum guaranteed crediting rates in certain products and, if sustained, could reduce the Company’s prospective pension expense. Conversely, a rise in interest rates will reduce the net unrealized gain position of the investment portfolio, increase interest expense on the Company’s variable rate debt obligations and, if long-term interest rates rise dramatically within a six to twelve month time period, certain businesses may be exposed to disintermediation risk. Disintermediation risk refers to the risk that policyholders will surrender their contracts in a rising interest rate environment requiring the Company to liquidate assets in an unrealized loss position. In conjunction with the interest rate risk measurement and management techniques, significant portions of the Company’s fixed income product offerings have market value adjustment provisions at contract surrender.

Equity Risk

The Company’s primary exposure to equity risk relates to the potential for lower earnings associated with certain businesses such as variable annuities where fee income is earned based upon the fair value of the assets under management. In addition, the Company offers certain guaranteed benefits, primarily associated with variable annuity products, which increases the Company’s potential benefit exposure as the equity markets decline. (For a further discussion, see “Equity Risk” in the Key Market Risk Exposures section of the MD&A.)

The Company does not have significant equity risk exposure from invested assets. In March 2003, the Company decided to liquidate certain equity securities and reinvest the proceeds into fixed maturity investments, thereby reducing its exposure to equity price risk. The Company has not materially changed other aspects of its overall asset allocation position or market risk since December 31, 2003.

The Company is also subject to equity risk based upon the expected long-term rate of return assumption associated with the Company’s pension and other postretirement benefit obligation. The Company determines the long-term rate of return assumption for the plans’ portfolio based upon an analysis of historical returns. Declines in equity returns have had a negative impact on the funded status of the plans.

Foreign Currency Exchange Risk

The Company’s currency exchange risk is related to non-U.S. dollar denominated investments, which primarily consist of fixed maturity investments and a yen denominated individual fixed annuity product. A significant portion of the Company’s foreign currency exposure is mitigated through the use of derivatives.

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

Interest rate cap and floor contracts entitle the purchaser to receive from the issuer at specified dates, the amount, if any, by which a specified market rate exceeds the cap strike rate or falls below the floor strike rate, applied to a notional principal amount. A premium payment is made by the purchaser of the contract at its inception and no principal payments are exchanged.

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

Foreign currency swaps exchange an initial principal amount in two currencies, agreeing to re-exchange the currencies at a future date, at an agreed upon exchange rate. There may also be a periodic exchange of payments at specified intervals calculated using the agreed upon rates and exchanged principal amounts.

Derivative activities are monitored by an internal compliance unit and reviewed frequently by senior management. The notional amounts of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. Notional amounts pertaining to derivative instruments used in the management of market risk for both the general and guaranteed separate accounts at December 31, 2004 and 2003 were $63.3 billion and $38.6 billion, respectively.

Key Market Risk Exposures

The following discussions focus on the key market risk exposures within the Company’s portfolios.

The Company is responsible for maximizing after-tax returns within acceptable risk parameters, including the management of the interest rate sensitivity of invested assets and the generation of sufficient liquidity to support policyholder and corporate obligations. Fixed maturity portfolios and certain investment contract and insurance product liabilities have material market exposure to interest rate risk. In addition, the operations are significantly influenced by changes in the equity markets. The Company’s profitability depends largely on the amount of assets under management, which is primarily driven by the level of sales, equity market appreciation and depreciation and the persistency of the in-force block of business. The Company’s foreign currency exposure is primarily related to non-U.S. dollar denominated fixed income securities and certain foreign currency based individual fixed annuity contracts.

Interest Rate Risk

The Company’s exposure to interest rate risk relates to the market price and/or cash flow variability associated with changes in market interest rates. Changes in interest rates can potentially impact the Company’s profitability. In certain scenarios where interest rates are volatile, the Company could be exposed to disintermediation risk and a reduction in net interest rate spread or profit margins. The investments and liabilities primarily associated with interest rate risk are included in the following discussion. Certain product liabilities, including those containing guaranteed minimum withdrawal or death benefits, expose the Company to interest rate risk but also have significant equity risk. These liabilities are discussed as part of the Equity Risk section below.

Fixed Maturity Investments

The Company’s general account and guaranteed separate account investment portfolios primarily consist of investment grade fixed maturity securities, including corporate bonds, asset-backed securities, commercial mortgage-backed securities, tax-exempt municipal securities and collateralized mortgage obligations. The fair value of these investments was $42.7 billion and $41.8 billion at December 31, 2004 and 2003, respectively. The fair value of these investments and other invested assets fluctuates depending on the interest rate environment and other general economic conditions. During periods of declining interest rates, paydowns on mortgage-backed securities and collateralized mortgage obligations increase as the underlying mortgages are prepaid. During such periods, the Company generally will not be able to reinvest the proceeds of any such prepayments at comparable yields. Conversely, during periods of rising interest rates, the rate of prepayments generally declines, exposing the Company to the possibility of asset/liability cash flow and yield mismatch. The weighted average duration of the fixed maturity portfolio was approximately 4.9 and 4.6 as of December 31, 2004 and 2003, respectively. In 2004, the duration of certain portfolios were modestly lengthened, which generated additional interest income.

Liabilities

The Company’s investment contracts and certain insurance product liabilities, other than non-guaranteed separate accounts, include asset accumulation vehicles such as fixed annuities, guaranteed investment contracts, other investment and universal life-type contracts and other insurance products such as long-term disability.

Asset accumulation vehicles primarily require a fixed rate payment, often for a specified period of time. Product examples include fixed rate annuities with a market value adjustment feature and fixed rate guaranteed investment contracts. The duration of these contracts generally range from less than one year to ten years. In addition, certain products such as universal life contracts and the general account portion of the variable annuity products, credit interest to policyholders subject to market conditions and minimum interest rate guarantees. The duration of these products is short-to-intermediate term.

While interest rate risk associated with many of these products has been reduced through the use of market value adjustment features and surrender charges, the primary risk associated with these products is that the spread between investment return and credited rate may not be sufficient to earn targeted returns.

The Company also manages the risk of other insurance liabilities similarly to investment type products due to the relative predictability of the aggregate cash flow payment streams. Products in this category may contain significant actuarial (including mortality and morbidity) pricing and cash flow risks. Product examples include structured settlement contracts, on-benefit annuities (i.e., the annuitant is currently receiving benefits thereon) and short and long-term disability contracts. The cash out flows associated with these policy liabilities are not interest rate sensitive but do vary based on the timing and amount of benefit payments. The primary risks associated with these products are that the benefits will exceed expected actuarial pricing and/or that the actual timing of the cash flows will differ from those anticipated, resulting in an investment return lower than that assumed in pricing. Contract duration can range from less than one year to typically up to ten years.

Derivatives

The Company utilizes a variety of derivative instruments to mitigate interest rate risk. Interest rate swaps are primarily used to convert interest receipts to a fixed or variable rate. In addition, interest rate swaps are used to convert the contract rate on certain liability products offered by the Company into a rate that trades in a more liquid and efficient market. The use of such swaps enables the Company to customize contract terms and conditions to customer objectives and satisfies the operation’s asset/liability duration matching policy. Occasionally, swaps are also used to hedge the variability in the cash flow of a forecasted purchase or sale due to changes in interest rates.

Interest rate caps and floors, swaptions and option contracts are primarily used to hedge against the risk of liability contract holder disintermediation in a rising interest rate environment, and to offset the changes in fair value of corresponding derivatives embedded in certain of the Company’s fixed maturity investments.

At December 31, 2004 and 2003, notional amounts pertaining to derivatives utilized to manage interest rate risk totaled $8.3 billion and $7.5 billion, respectively ($6.1 billion and $5.9 billion, respectively related to insurance investments and $2.2 billion and $1.6 billion, respectively related to life insurance liabilities). The fair value of these derivatives as reflected on the consolidated balance sheets was $44 and $168 as of December 31, 2004 and 2003, respectively.

Calculated Interest Rate Sensitivity

The after-tax change in the net economic value of investment contracts (e.g. guaranteed investment contracts) and certain other insurance product liabilities (e.g. short and long-term disability contracts), for which the payment rates are fixed at contract issuance and the investment experience is substantially absorbed by the Company, are included in the following table along with the corresponding general and guaranteed separate account assets. Also included in this analysis are the interest rate sensitive derivatives used by the Company to hedge its exposure to interest rate risk. Certain financial instruments, such as limited partnerships, have been omitted from the analysis because the investments lack sensitivity to interest rate changes. Non-guaranteed separate account assets and liabilities are excluded from the analysis because gains and losses in separate accounts accrue to policyholders. The estimated change in net economic value below assumes a 100 basis point upward and downward parallel shift in the yield curve.

	Change in Net Economic Value As of December 31,
	2004		2003
Basis point shift	- 100	+ 100	- 100	+ 100

Amount	$(59)	$14	$(40)	$2

The fixed liabilities included above represented approximately 60% and 50% of the Company’s general account liabilities as of December 31, 2004 and general and guaranteed separate account liabilities as of December 31, 2003, respectively. The assets supporting the fixed liabilities are monitored and managed within rigorous duration guidelines using scenario simulation techniques, and are evaluated on an annual basis, in compliance with regulatory requirements.

The after-tax change in fair value of the general account invested asset portfolios that support certain universal life-type contracts and other insurance contracts that possess significant mortality risk are shown in the following table. The cash flows associated with these liabilities are less predictable than fixed liabilities. The Company identifies the most appropriate investment strategy based upon the expected policyholder behavior and liability crediting needs. The hypothetical calculation of the estimated change in fair value below assumes a 100 basis point upward and downward parallel shift in the yield curve.

	Change in Fair Value As of December 31,
	2004		2003
Basis point shift	- 100	+ 100	- 100	+ 100

Amount	$482	$(472)	$462	$(455)

The selection of the 100 basis point parallel shift in the yield curve was made only as a hypothetical illustration of the potential impact of such an event and should not be construed as a prediction of future market events. Actual results could differ materially from those illustrated above due to the nature of the estimates and assumptions used in the above analysis. The Company’s sensitivity analysis calculation assumes that the composition of invested assets and liabilities remain materially consistent throughout the year and that the current relationship between short-term and long-term interest rates will remain constant over time. As a result, these calculations may not fully capture the impact of portfolio re-allocations, significant product sales or non-parallel changes in interest rates.

Equity Risk

The Company’s operations are significantly influenced by changes in the equity markets. The Company’s profitability depends largely on the amount of assets under management, which is primarily driven by the level of sales, equity market appreciation and depreciation and the persistency of the in-force block of business. Prolonged and precipitous declines in the equity markets can have a significant impact on the Company’s operations, as sales of variable products may decline and surrender activity may increase, as customer sentiment towards the equity market turns negative. Lower assets under management will have a negative impact on the Company’s financial results, primarily due to lower fee income related to the Retail Products Group and Institutional Solutions Group and, to a lesser extent, the Individual Life segments, where a heavy concentration of equity linked products are administered and sold. Furthermore, the Company may experience a reduction in profit margins if a significant portion of the assets held in the variable annuity separate accounts move to the general account and the Company is unable to earn an acceptable investment spread, particularly in light of the low interest rate environment and the presence of contractually guaranteed minimum interest credited rates, which for the most part are at a 3% rate.

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

The Company sells variable annuity contracts that offer one or more benefit guarantees that generally increase with declines in equity markets. As is described in more detail below, the Company manages the equity market risks embedded in these guarantees through reinsurance, product design and hedging programs. The Company believes its ability to manage these equity market risks by these means gives it a competitive advantage; and, in particular, its ability to create innovative product designs that allow the Company to meet identified customer needs while generating manageable amounts of equity market risk. The Company’s relative sales and variable annuity market share have generally increased during periods when it has recently introduced new products to the market. In contrast, the Company’s relative sales and market share have generally decreased when competitors introduce products that cause an issuer to assume larger amounts of equity and other market risk than the Company is confident it can prudently manage. The Company believes its long-term success in the variable annuity market will continue to be aided by successful innovation in both product design and in equity market risk management and that, in the absence of this innovation, its market share could decline.

The Company sells variable annuity contracts that offer various guaranteed death benefits. The Company maintains a liability for the death benefit costs, net of reinsurance, of $110, as of December 31, 2004. Declines in the equity market may increase the Company’s net exposure to death benefits under these contracts. The majority of the contracts with the guaranteed death benefit feature are sold by the Retail Products Group segment. For certain guaranteed death benefits, The Hartford pays the greater of (1) the account value at death; (2) the sum of all premium payments less prior withdrawals; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary. For certain guaranteed death benefits sold with variable annuity contracts beginning in June 2003, the Retail Products Group segment pays the greater of (1) the account value at death; or (2) the maximum anniversary value; not to exceed the account value plus the greater of (a) 25% of premium payments, or (b) 25% of the maximum anniversary value of the contract. The Company currently reinsures a significant portion of these death benefit guarantees associated with its in-force block of business.

The Company’s total gross exposure (i.e. before reinsurance) to these guaranteed death benefits as of December 31, 2004 is $8.2 billion. Due to the fact that 80% of this amount is reinsured, the Company’s net exposure is $1.6 billion. This amount is often referred to as the retained net amount at risk. However, the Company will incur these guaranteed death benefit payments in the future only if the policyholder has an in-the-money guaranteed death benefit at their time of death.

In addition, the Company offers certain variable annuity products with a GMWB rider. The GMWB provides the policyholder with a guaranteed remaining balance (“GRB”) if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. However, annual withdrawals that exceed 7% of the premiums paid may reduce the GRB by an amount greater than the withdrawals and may also impact that guaranteed annual withdrawal amount that subsequently applies after the excess annual withdrawals occur. The policyholder also has the option, after a specified time period, to reset the GRB to the then-current account value, if greater. The GMWB represents an embedded derivative liability in the variable annuity contract that is required to be reported separately from the host variable annuity contract. It is carried at fair value and reported in other policyholder funds. The fair value of the GMWB obligations are calculated based on actuarial assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. Because of the dynamic and complex nature of these cash flows, stochastic techniques under a variety of market return scenarios and other best estimate assumptions are used. Estimating cash flows involves numerous estimates and subjective judgments including those regarding expected market rates of return, market volatility, correlations of market returns and discount rates.

Declines in the equity market may increase the Company’s exposure to benefits under these contracts. For all contracts in effect through July 6, 2003, the Company entered into a third party reinsurance arrangement to offset its exposure to the GMWB for the remaining lives of those contracts. As of July 6, 2003, the Company exhausted all but a small portion of the reinsurance capacity for new business under this current arrangement and will be ceding only a very small number of new contracts subsequent to July 6, 2003. Substantially all new contracts with the GMWB are covered by a reinsurance arrangement with a related party. For further discussion of this arrangement, see Note 15 of Notes to Consolidated Financial Statements.

In December 2004, the Company purchased one and two year S&P 500 put option contracts to economically hedge certain liabilities that could increase if the equity markets decline. As of December 31, 2004, the notional and market value related to this strategy was $1.9 billion and $32, respectively. Because this strategy is intended to partially hedge certain equity-market sensitive liabilities calculated under statutory accounting (see Capital Resources and Liquidity), changes in the value of the put options may not be closely aligned to changes in liabilities determined in accordance with Generally Accepted Accounting Principles (“GAAP”), causing volatility in GAAP net income. The Company anticipates employing similar strategies in the future, which could further increase volatility in GAAP net income.

Currency Exchange Risk

Currency exchange risk exists with respect to investments in non-U.S. dollar denominated fixed maturities, primarily denominated in Euro, Sterling, Yen and Canadian dollars and the yen based individual fixed annuity product.

The risk associated with the non-U.S. dollar denominated fixed maturities relates to potential decreases in value and income resulting from unfavorable changes in foreign exchange rates. The fair value of the non-U.S. dollar denominated fixed maturities at December 31, 2004 and 2003, were approximately $2.4 billion and $1.9 billion, respectively. In order to manage its currency exposures, the Company enters into foreign currency swaps and forwards to hedge the variability in cash flow associated with certain foreign denominated fixed maturities. These foreign currency swap agreements are structured to match the foreign currency cash flows of the hedged foreign denominated securities. At December 31, 2004 and 2003, the derivatives used to hedge currency exchange risk related to non-U.S. dollar denominated fixed maturities had a total notional value of $1.6 billion and $1.2 billion, respectively, and total fair value of $(494) and $(297), respectively.

The yen based fixed annuity product is written by Hartford Life Insurance KK, a wholly-owned Japanese subsidiary of Hartford Life and Accident Insurance Company, and subsequently reinsured to the Company. The yen denominated fixed annuity product is recorded in the consolidated balance sheets in other policyholder funds and benefits payable in U.S. dollars based upon the December 31, 2004 yen to dollar spot rate. To mitigate the yen exposure associated with the product, during the fourth quarter of 2004, the Company entered into pay fixed U.S. dollar receive fixed yen, zero coupon currency swaps and forwards (dollar to yen derivatives). As of December 31, 2004 the dollar to yen derivatives had a notional and fair value of $611 and $10, respectively.

Based on the fair values of the Company’s non-U.S. dollar denominated investments and derivative instruments (including its yen based individual fixed annuity product) as of December 31, 2004 and 2003, management estimates that a 10% unfavorable change in exchange rates would decrease the fair values by an after-tax total of $9 and $20, respectively. The estimated impact was based upon a 10% change in December 31 spot rates. The selection of the 10% unfavorable change was made only for hypothetical illustration of the potential impact of such an event and should not be construed as a prediction of future market events. Actual results could differ materially from those illustrated above due to the nature of the estimates and assumptions used in the above analysis.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity represent the overall strength of Hartford Life Insurance Company and its ability to generate strong cash flows from each of the business segments, borrow funds at competitive rates and raise new capital to meet operating and growth needs. The Company maintained cash and short-term investments totaling $1.8 billion and $1.3 billion as of December 31, 2004 and 2003, respectively.

Contractual Obligations

The following table identifies the Company’s contractual obligations by payment due period.

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Operating leases	$139	$30	$51	$39	$19

Policyholder obligations [1]	258,905	16,219	34,727	37,367	170,592

Total	$259,044	$16,249	$34,778	$37,406	$170,611

[1 Estimated life and annuity obligations include death claims, policy surrenders, policyholder dividends, and trail commissions offset by expected future deposits and premiums on in-force contracts. Estimated contractual policyholder obligations are based on mortality and lapse assumptions comparable with Company’s historical experience, modified for recent observed trends. The Company has also assumed market growth and interest crediting consistent with assumptions used in amortizing deferred acquisition costs. In contrast to this table, the majority of the Company’s obligations are recorded on the balance sheet at the current account value, as described in Critical Accounting Estimates, and do not incorporate an expectation of future market growth, interest crediting, or future deposits. Therefore, the estimated contractual policyholder obligations presented in this table significantly exceed the liabilities recorded in reserve for future policy benefits and unpaid claims and claim adjustment expenses, other policyholder funds and benefits payable and separate account liabilities. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results. As separate account obligations are legally insulated from general account obligations, the separate account obligations will be fully funded by cash flows from separate account assets. The Company expects to fully fund the general account obligations from cash flows from general account investments and future deposits and premiums.

Cash Flow	2004	2003	2002

Cash provided by operating activities	$755	$1,221	$611
Cash used for investing activities	(915)	(3,634)	(4,423)
Cash provided by financing activities	280	2,430	3,802
Cash – End of Year	216	96	79

2004 Compared to 2003 — The decrease in cash provided by operating activities was primarily the result of the timing of the settlement of receivables and payables. The cash used for investing activities as compared to the prior year period was lower primarily due to higher sales of investments, partially offset by slightly higher purchases of investments. The decrease in net cash provided by financing activities was primarily due to a decrease in net receipts from policyholders accounts related to investment and universal life contracts, and increased dividends to shareholders. Operating cash flows in both periods have been more than adequate to meet liquidity requirements.

2003 Compared to 2002 — The increase in cash provided by operating activities was primarily the result of the timing of the settlement of receivables, payables and other related liabilities. The decrease in cash provided by financing activities primarily relates to the decrease in net general account receipts from investment and universal life-type contracts charged against policyholder accounts. Operating cash flows in the periods presented have been more than adequate to meet liquidity requirements.

Dividends

The Company declared $549 in dividends to HLA for 2004. Future dividend decisions will be based on, and affected by, a number of factors, including the operating results and financial requirements of the Company on a stand-alone basis and the impact of regulatory restrictions discussed in Liquidity Requirements above.

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

On August 4, 2004, Moody’s affirmed Hartford Life, Inc.’s A3 senior debt ratings as well as the Aa3 insurance financial strength ratings of its life insurance operating subsidiaries. In addition, Moody’s changed the outlook for all of these ratings from negative to stable.

Since the announcement of the suit filed by the New York Attorney General’s Office against Marsh & McLennan Companies, Inc., and Marsh, Inc. on October 14, 2004, the major independent ratings agencies have indicated that they continue to monitor developments relating to the suit. The outlook on the life insurance subsidiaries and corporate debt was unaffected.

The following table summarizes Hartford Life Insurance Company’s significant United States member companies’ financial ratings from the major independent rating organizations as of February 25, 2005:

Standard &
	A.M. Best	Fitch	Poor’s	Moody’s

Insurance Ratings
Hartford Life Insurance Company	A+	AA	AA-	Aa3
Hartford Life and Annuity	A+	AA	AA-	Aa3

Other Ratings
Hartford Life Insurance Company:
Short Term Rating	—	—	A-1+	P -1

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

Risk-Based Capital

The National Association of Insurance Commissioners (“NAIC”) has regulations establishing minimum capitalization requirements based on risk-based capital (“RBC”) formulas for both life and property and casualty companies. The requirements consist of formulas, which identify companies that are undercapitalized and require specific regulatory actions. The RBC formula for life companies establishes capital requirements relating to insurance, business, asset and interest rate risks. As of December 31, 2004, Hartford Life Insurance Company had more than sufficient capital to meet the NAIC’s minimum RBC requirements.

Terrorism Risk Insurance Act Of 2002

The Terrorism Risk Insurance Act of 2002 (“the Act”) created a program under which the federal government will pay 90% of covered losses after an insurer’s losses exceed a deductible determined by a statutorily prescribed formula, up to a combined annual aggregate limit for the federal government and all insurers of $100 billion. If an act of terrorism or acts of terrorism result in covered losses exceeding the $100 billion annual limit, insurers with losses exceeding their deductibles will not be responsible for additional losses.

The statutory formula for determining a company’s deductible for each year is based on the company’s direct commercial earned premium for the prior calendar year multiplied by a specified percentage. The specified percentage is 15% for 2005.

On August 15, 2003, the Treasury Department announced that it would not use its legislatively-granted authority to include group life insurance under the Federal backstop for terrorism losses in the Terrorism Risk Insurance Act of 2002. In announcing this decision, the Treasury stated that they would continue to monitor the group life situation.

Contingencies

Legal Proceedings - For a discussion regarding contingencies related to the Company’s legal proceedings, please see Item 3, “Legal Proceedings”.

Dependence on Certain Third Party Relationships - The Company distributes its annuity and life insurance products through a variety of distribution channels, including broker-dealers, banks, wholesalers, its own internal sales force and other third party organizations. The Company periodically negotiates provisions and renewals of these relationships and there can be no assurance that such terms will remain acceptable to the Company or such third parties. An interruption in the Company’s continuing relationship with certain of these third parties could materially affect the Company’s ability to market its products.

For a discussion regarding contingencies related to the manner in which the Company compensates brokers and other producers, please see “Overview—Broker Compensation” above.

Regulatory Developments - For a discussion regarding contingencies related to regulatory developments that affect the Company, please see “Overview—Regulatory Developments” above.

For further information on other contingencies, see Note 11 of Notes to Consolidated Financial Statements

Legislative Initiatives

On November 18, 2004, the House Financial Services Committee approved legislation which would have extended the Terrorism Risk Insurance Act (TRIA) beyond its December 31, 2005, termination. Efforts will continue in 2005 to extend TRIA and to enact permanent legislation. The prospects for enactment of a simple extension or more permanent legislation are uncertain. Therefore, any potential effect on the Company’s financial condition or results of operations cannot be reasonably estimated at this time.

President Bush has proposed new investment vehicles with larger annual contribution limits for individuals and permanent changes to the estate tax. These changes could have a material effect on sales of the Company’s life insurance and investment products. Prospects for enactment of this legislation in 2005 are uncertain. Therefore, any potential effect on the Company’s financial condition or results of operations from such potential legislative changes cannot be reasonably estimated at this time. The American Jobs Creation Act of 2004 imposes new restrictions on non-qualified deferred compensation plans. The Company does not believe these changes will have a material effect on the sale of its products.

In addition, other tax proposals and regulatory initiatives which have been or are being considered by Congress could have a material effect on the insurance business. These proposals and initiatives include changes pertaining to the tax treatment of insurance companies and life insurance products and annuities, and reductions in benefits currently received by the Company stemming from the dividends received deduction. The President has also established an advisory panel to study reform of the Internal Revenue Code. The panel is scheduled to report its findings and make recommendations to the Secretary of the Treasury by the end of July, 2005. Legislation to restructure the Social Security system and expand private pension plans incentives also may be considered. Prospects for enactment and the ultimate effect of these proposals are uncertain.

Congress is expected to consider provisions regarding age discrimination in defined benefit plans, transition relief for older and longer service workers affected by changes to traditional defined benefit pension plans and the replacement of the interest rate used to determine pension plan funding requirements. These changes could affect the Company’s pension plan.

The President has signed into law the Class Action Fairness Act of 2005. The Act will reduce the number and type of national class actions certified by state judges by updating the federal rules on diversity jurisdiction. Any potential effect on the Company cannot be reasonably estimated at this time.

Congress may consider a number of other legal reform proposals this year. Prospects for enactment of these proposals in 2005 are uncertain.

Guaranty fund and Other Insurance-Related Assessments

In all states, insurers licensed to transact certain classes of insurance are required to become members of a guaranty fund. In most states, in the event of the insolvency of an insurer writing any such class of insurance in the state, members of the fund are assessed to pay certain claims of the insolvent insurer. A particular state’s fund assesses its members based on their respective written premiums in the state for the classes of insurance in which the insolvent insurer is engaged. Assessments are generally limited for any year to one or two percent of premiums written per year depending on the state. There were no guaranty fund assessment payments or refunds in 2004 and 2003. There were guaranty fund assessment refunds of $2 in 2002.

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

The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of December 31, 2004.

Changes in internal control over financial reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 9(e) of Schedule 14A with regard to the Company’s ultimate parent entity, The Hartford, is set forth in Item 14 of The Hartford’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Hartford Life Insurance Company
Hartford, Connecticut

We have audited the accompanying consolidated balance sheets of Hartford Life Insurance Company and its subsidiaries (collectively, the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index to Consolidated Financial Statements and Schedules. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hartford Life Insurance Company and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 of the consolidated financial statements, the Company changed its method of accounting and reporting for certain nontraditional long-duration contracts and for separate accounts in 2004.

DELOITTE & TOUCHE LLP

Hartford, Connecticut
February 24, 2005

Contingencies

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

Consolidated Statements of Income

	For the years ended December 31,
(In millions)	2004	2003	2002

Revenues
Fee income	$2,592	$2,169	$2,079
Earned premiums and other	484	934	574
Net investment income	2,470	1,764	1,572
Net realized capital gains (losses)	129	1	(276)

Total revenues	5,675	4,868	3,949

Benefits, claims and expenses
Benefits, claims and claim adjustment expenses	3,111	2,726	2,275
Insurance expenses and other	709	625	650
Amortization of deferred policy acquisition costs and present value of future profits	814	660	531
Dividends to policyholders	29	63	65

Total benefits, claims and expenses	4,663	4,074	3,521

Income before income tax expense and cumulative effect of accounting changes	1,012	794	428
Income tax expense	29	168	2

Income before cumulative effect of accounting changes	983	626	426
Cumulative effect of accounting changes, net of tax	(18)	—	—

Net income	$965	$626	$426

See Notes to Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

	As of December 31,
(In millions, except for share data)	2004	2003

Assets
Investments
Fixed maturities, available for sale, at fair value (amortized cost of $40,479 and $28,511)	$42,691	$30,085
Equity securities, available for sale, at fair value (cost of $171 and $78)	179	85
Equity securities, held for trading, at fair value	1	—
Policy loans, at outstanding balance	2,617	2,470
Other investments	1,083	639

Total investments	46,571	33,279
Cash	216	96
Premiums receivable and agents’ balances	20	17
Reinsurance recoverables	1,460	1,297
Deferred policy acquisition costs and present value of future profits	6,453	6,088
Deferred income taxes	(638)	(486)
Goodwill	186	186
Other assets	1,562	1,238
Separate account assets	139,812	130,225

Total assets	$195,642	$171,940

Liabilities
Reserve for future policy benefits	$7,244	$6,518
Other policyholder funds	37,493	25,263
Other liabilities	3,844	3,330
Separate account liabilities	139,812	130,225

Total Liabilities	188,393	165,336

Commitments and Contingent Liabilities, Note 11	—	—

Stockholder’s Equity
Common stock - 1,000 shares authorized, issued and outstanding, par value $5,690	6	6
Capital surplus	2,240	2,240
Accumulated other comprehensive income
Net unrealized capital gains on securities, net of tax	940	711
Foreign currency translation adjustments	(1)	(1)

Total accumulated other comprehensive income	939	710

Retained earnings	4,064	3,648

Total stockholder’s equity	7,249	6,604

Total liabilities and stockholder’s equity	$195,642	$171,940

See Notes To Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

Consolidated Statements Of Changes In Stockholder’s Equity

			Accumulated Other
			Comprehensive Income (Loss)
			Net Unrealized	Net (Loss)
			Capital	Gain On Cash	Foreign
			Gains (Losses)	Flow Hedging	Currency		Total
	Common	Capital	On Securities,	Instruments,	Translation	Retained	Stockholder’s
(In millions)	Stock	Surplus	Net of Tax	Net of Tax	Adjustments	Earnings	Equity

2004
Balance, December 31, 2003	$6	$2,240	$728	$(17)	$(1)	$3,648	$6,604
Comprehensive income
Net income						965	965

Other comprehensive income, net of tax (1)
Cumulative effect of accounting change			292				292
Net change in unrealized capital gains (losses) on securities (2)			104				104
Net loss on cash flow hedging instruments				(167)			(167)

Total other comprehensive income							229

Total comprehensive income							1,194

Dividends declared						(549)	(549)

Balance, December 31, 2004	$6	$2,240	$1,124	$(184)	$(1)	$4,064	$7,249

2003
Balance, December 31, 2002	$6	$2,041	$463	$111	$(1)	$3,197	$5,817
Comprehensive income
Net income						626	626

Other comprehensive income, net of tax (1)
Net change in unrealized capital gains (losses) on securities (2)			265				265
Net loss on cash flow hedging instruments				(128)			(128)

Total other comprehensive income							137

Total comprehensive income							763

Capital contribution from parent		199					199
Dividends declared						(175)	(175)

Balance, December 31, 2003	$6	$2,240	$728	$(17)	$(1)	$3,648	$6,604

2002
Balance, December 31, 2001	$6	$1,806	$114	$63	$(2)	$2,771	$4,758
Comprehensive income
Net income						426	426

Other comprehensive income, net of tax (1)
Net change in unrealized capital gains (losses) on securities (2)			349				349
Net gain on cash flow hedging instruments				48			48

Cumulative translation adjustments					1		1

Total other comprehensive income							398

Total comprehensive income							824

Capital contribution from parent		235					235

Balance, December 31, 2002	$6	$2,041	$463	$111	$(1)	$3,197	$5,817

(1)	Net change in unrealized capital gain on securities is reflected net of tax and other items of $56, $143, and $188 for the years ended December 31, 2004, 2003 and 2002, respectively. Net (loss) gain on cash flow hedging instruments is net of tax (benefit) provision of $(90), $(69) and $26 for the years ended December 31, 2004, 2003 and 2002, respectively. There is no tax effect on cumulative translation adjustments.

(2)	There were reclassification adjustments for after-tax gains (losses) realized in net income of $78, and $(170) for the years ended December 31, 2004, and 2002, respectively. There were no reclassification adjustments for after-tax gains (losses) realized in net income for the year ended December 31, 2003.

See Notes to Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the years ended December 31,
(In millions)	2004	2003	2002

Operating Activities
Net income	$965	$626	$426
Adjustments to reconcile net income to net cash provided by operating activities
Net realized capital (gains) losses	(129)	(1)	276
Cumulative effect of accounting changes, net of tax	18	—	—
Amortization of deferred policy acquisition costs and present value of future profits	814	660	531
Additions to deferred policy acquisition costs and present value of future Profits	(1,375)	(1,319)	(987)
Depreciation and amortization	43	117	19
Increase in premiums receivable and agents’ balances	(3)	(2)	(5)
(Decrease) increase in other liabilities	(7)	299	(61)
Change in receivables, payables, and accruals	(205)	227	2
Increase (decrease) in accrued tax	34	(67)	76
(Increase) decrease in deferred income tax	(55)	65	23
Amortization of sales inducements	30	68	67
Additions to deferred sales inducements	(141)	(136)	(106)
Increase in future policy benefits	726	794	560
Increase in reinsurance recoverables	(15)	(1)	(127)
Decrease (increase) in other assets	55	(109)	(83)

Net cash provided by operating activities	755	1,221	611

Investing Activities
Purchases of investments	(17,192)	(13,628)	(12,470)
Sales of investments	13,306	6,676	5,781
Maturity and principal paydowns of fixed maturity investments	2,971	3,233	2,266
Other	—	85	—

Net cash used for investing activities	(915)	(3,634)	(4,423)

Financing Activities
Capital contributions	—	199	235
Dividends paid	(549)	(175)	—
Net receipts from investment and universal life-type contracts charged against policyholder accounts	829	2,406	3,567

Net cash provided by financing activities	280	2,430	3,802

Net increase (decrease) in cash	120	17	(10)
Impact of foreign exchange	—	—	2

Cash — beginning of year	96	79	87

Cash — end of year	$216	$96	$79

Supplemental Disclosure of Cash Flow Information:
Net Cash Paid (received) During the Year for:
Income taxes	$42	$35	$(2)

See Notes to Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, unless otherwise stated)

Note 1. Organization and Description of Business

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

Note 2. Basis of Presentation and Accounting Policies

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

In 2004, the Company sponsored and purchased an investment interest in a synthetic collateralized loan obligation transaction, a variable interest entity (“VIE”) for which the Company determined itself to be the primary beneficiary. Accordingly, the assets, liabilities and results of operations of the entity are included in the Company’s consolidated financial statements. For further discussion of the synthetic collateralized loan transaction see Note 4.

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

The most significant estimates include those used in determining reserves, deferred policy acquisition costs, valuation of investments and evaluation of other-than-temporary impairments, income taxes and contingencies.

Reclassifications

Certain reclassifications have been made to prior year financial information to conform to the current year classifications.

Adoption of New Accounting Standards

In July 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”). SOP 03-1 addresses a wide variety of topics, some of which have a significant impact on the Company. The major provisions of SOP 03-1 require:

•	Recognizing expenses for a variety of contracts and contract features, including guaranteed minimum death benefits (“GMDB”), certain death benefits on universal-life type contracts and annuitization options, on an accrual basis versus the previous method of recognition upon payment;

•	Reporting and measuring assets and liabilities of certain separate account products as general account assets and liabilities when specified criteria are not met;

•	Reporting and measuring the Company’s interest in its separate accounts as general account assets based on the insurer’s proportionate beneficial interest in the separate account’s underlying assets; and

•	Capitalizing sales inducements that meet specified criteria and amortizing such amounts over the life of the contracts using the same methodology as used for amortizing deferred acquisition costs (“DAC”).

SOP 03-1 was effective for financial statements for fiscal years beginning after December 15, 2003. At the date of initial application, January 1, 2004, the cumulative effect of the adoption of SOP 03-1 on net income and other comprehensive income was comprised of the following individual impacts shown net of income tax benefit of $10:

Components of Cumulative Effect of Adoption	Net Income	Other Comprehensive Income

Establishing GMDB and other benefit reserves for annuity contracts	$(50)	$—
Reclassifying certain separate accounts to general account	30	294
Other	2	(2)

Total cumulative effect of adoption	$(18)	$292

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Generally, SFAS No. 150 requires liability classification for two broad classes of financial instruments: (a) instruments that represent, or are indexed to, an obligation to buy back the issuer’s shares regardless of whether the instrument is settled on a net-cash or gross-physical basis and (b) obligations that (i) can be settled in shares but derive their value predominately from another underlying instrument or index (e.g. security prices, interest rates, and currency rates), (ii) have a fixed value, or (iii) have a value inversely related to the issuer’s shares. Mandatorily redeemable equity and written options requiring the issuer to buyback shares are examples of financial instruments that should be reported as liabilities under this new guidance. SFAS No. 150 specifies accounting only for certain freestanding financial instruments and does not affect whether an embedded derivative must be bifurcated and accounted for separately. SFAS No. 150 was effective for instruments entered into or modified after May 31, 2003 and for all other instruments beginning with the first interim reporting period beginning after June 15, 2003. Adoption of this statement did not have a material impact on the Company’s consolidated financial condition or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”), which required an enterprise to assess whether consolidation of an entity is appropriate based upon its interests in a variable interest entity. A VIE is an entity in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The initial determination of whether an entity is a VIE shall be made on the date at which an enterprise becomes involved with the entity. An enterprise shall consolidate a VIE if it has a variable interest that will absorb a majority of the VIEs expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur or both. FIN 46 was effective immediately for new VIEs established or purchased subsequent to January 31, 2003. For VIEs established or purchased subsequent to January 31, 2003, the adoption of FIN 46 did not have a material impact on the Company’s consolidated financial condition or results of operations as there were no material VIEs which required consolidation.

In December 2003, the FASB issued a revised version of FIN 46 (“FIN 46R”), which incorporated a number of modifications and changes made to the original version. FIN 46R replaced the previously issued FIN 46 and, subject to certain special provisions, was effective no later than the end of the first reporting period that ends after December 15, 2003 for entities considered to be special-purpose entities and no later than the end of the first reporting period that ends after March 15, 2004 for all other VIEs. Early adoption was permitted. The Company adopted FIN 46R in the fourth quarter of 2003. The adoption of FIN 46R did not result in the consolidation of any material VIEs.

Future Adoption of New Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123R requires all companies to recognize compensation costs for share-based payments to employees based on the grant-date fair value of the award for financial statements for reporting periods beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The transition methods include prospective and retrospective adoption options. The prospective method requires that compensation expense be recorded for all unvested stock-based awards including those granted prior to adoption of the fair value recognition provisions of SFAS No. 123, at the beginning of the first quarter of adoption of SFAS No. 123R, while the retrospective methods would record compensation expense for all unvested stock-based awards beginning with the first period restated. The Hartford will adopt SFAS No. 123R in the third quarter of fiscal 2005 using the prospective method. In January 2003, The Hartford began expensing all stock-based compensation awards granted or modified after January 1, 2003 under the fair value recognition provisions of SFAS No. 123 and therefore, the adoption is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

EITF Issue No. 03-1

In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF Issue No. 03-1”). EITF Issue No. 03-1 was effective for periods beginning after June 15, 2004 and adopts a three-step impairment model for securities within its scope. The three-step model must be applied on a security-by-security basis as follows:

Step 1:	Determine whether an investment is impaired. An investment is impaired if the fair value of the investment is less than its cost basis.

Step 2:	Evaluate whether an impairment is other-than-temporary. For debt securities that cannot be contractually prepaid or otherwise settled in such a way that the investor would not recover substantially all of its cost, an impairment is deemed other-than-temporary if the investor does not have the ability and intent to hold the investment until a forecasted market price recovery or it is probable that the investor will be unable to collect all amounts due according to the contractual terms of the debt security.

Step 3:	If the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the investment’s cost basis and its fair value.

Subsequent to an other-than-temporary impairment loss, a debt security should be accounted for in accordance with SOP 03-3, “Accounting for Certain Loans and Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 requires that the amount of a security’s expected cash flows in excess of the investor’s initial cost or amortized cost investment be recognized as interest income on a level-yield basis over the life of the security. EITF Issue No. 03-1 does not replace the impairment guidance for investments accounted for under EITF Issue No. 99-20, “Recognition of Interest Income and Impairments on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF Issue No. 99-20”), however, it requires investors to determine if a security is other-than-temporarily impaired under EITF Issue No. 03-1 if the security is determined not to be other-than-temporarily impaired under EITF Issue No. 99-20.

In September 2004, the FASB staff issued clarifying guidance for comment in FASB Staff Position (“FSP”) EITF Issue No. 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments’”, (“FSP Issue No. 03-1-a”) and subsequently voted to delay the implementation of the impairment measurement and recognition guidance contained in paragraphs 10–20 of EITF Issue No. 03-1 in order to redeliberate certain aspects of the consensus as well as the implementation guidance included in FSP Issue No. 03-1-a. The disclosure requirements including quantitative and qualitative information regarding investments in an unrealized loss position remain effective and are included in Note 4.

The ultimate impact the adoption of EITF Issue No. 03-1 will have on the Company’s consolidated financial condition and results of operations is still unknown. Depending on the nature of the ultimate guidance, adoption of the standard could potentially result in the recognition of unrealized losses, including those declines in value that are attributable to interest rate movements, as other-than-temporary impairments, except those deemed to be minor in nature. As of December 31, 2004, the Company had $154 of total gross unrealized losses. The amount of impairments to be recognized, if any, will depend on the final standard, market conditions and management’s intent and ability to hold securities with unrealized losses at the time of the impairment evaluation.

Stock-Based Compensation

In January 2003, The Hartford adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Issued to Employees”, and used the prospective transition method. Under the prospective method, stock-based compensation expense is recognized for awards granted or modified after the beginning of the fiscal year in which the change is made. The Hartford expenses all stock-based compensation awards granted after January 1, 2003. The allocated expense to the Company from The Hartford associated with these awards for the year ended December 31, 2003, was immaterial.

All stock-based compensation awards granted or modified prior to January 1, 2003, will continue to be valued using the intrinsic value-based provisions set forth in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. Under the intrinsic value method, compensation expense is determined on the measurement date, which is the first date on which both the number of shares the employee is entitled to receive and the exercise price are known. Compensation expense, if any, is measured based on the award’s intrinsic value, which is the excess of the market price of the stock over the exercise price on the measurement date, and is recognized over the award’s vesting period. The expense, including non-option plans, related to stock-based employee compensation included in the determination of net income for the years ended December 31, 2004, 2003 and 2002 is less than that which would have been recognized if the fair value method had been applied to all awards granted since the effective date of SFAS No. 123.

Investments

Hartford Life Insurance Company’s investments in fixed maturities, which include bonds, redeemable preferred stock and commercial paper; and certain equity securities, which include common and non-redeemable preferred stocks, are classified as “available-for-sale” as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). Accordingly, these securities are carried at fair value with the after-tax difference from amortized cost, as adjusted for the effect of deducting the life and pension policyholders’ share of the immediate participation guaranteed contracts and certain life and annuity deferred policy acquisition costs, reflected in stockholders’ equity as a component of accumulated other comprehensive income (“AOCI”). Equity investments classified as “trading”, as defined in SFAS No. 115, are recorded at fair value with changes in fair value recorded in net investment income. Policy loans are carried at outstanding balance, which approximates fair value. Other investments primarily consist of limited partnership interests, derivatives and mortgage loans. Limited partnerships are accounted for under the equity method and accordingly the Company’s share of partnership earnings are included in net investment income. Derivatives are carried at fair value and mortgage loans on real estate are recorded at the outstanding principal balance adjusted for amortization of premiums or discounts and net of valuation allowances, if any.

Valuation of Fixed Maturities

The fair value for fixed maturity securities is largely determined by one of three primary pricing methods: independent third party pricing service market quotations, independent broker quotations or pricing matrices, which use data provided by external sources. With the exception of short-term securities for which amortized cost is predominantly used to approximate fair value, security pricing is applied using a hierarchy or “waterfall” approach whereby prices are first sought from independent pricing services with the remaining unpriced securities submitted to brokers for prices or lastly priced via a pricing matrix.

Prices from independent pricing services are often unavailable for securities that are rarely traded or are traded only in privately negotiated transactions. As a result, certain of the Company’s asset-backed and commercial mortgage-backed securities are priced via broker quotations. A pricing matrix is used to price securities for which the Company is unable to obtain either a price from an independent third party service or an independent broker quotation. The pricing matrix begins with current treasury rates and uses credit spreads and issuer-specific yield adjustments received from an independent third party source to determine the market price for the security. The credit spreads incorporate the issuer’s credit rating as assigned by a nationally recognized rating agency and a risk premium, if warranted, due to the issuer’s industry and the security’s time to maturity. The issuer-specific yield adjustments, which can be positive or negative, are updated twice annually, as of June 30 and December 31, by an independent third-party source and are intended to adjust security prices for issuer-specific factors. The matrix-priced securities at December 31, 2004 and 2003, primarily consisted of non-144A private placements and have an average duration of 4.7 and 4.3, respectively.

The following table identifies the fair value of fixed maturity securities by pricing source as of December 31, 2004 and 2003:

	2004		2003
	General Account	Percentage	General Account	Percentage
	Fixed Maturity	of Total	Fixed Maturity	of Total
	at Fair Value	Fair Value	at Fair Value	Fair Value

Priced via independent market quotations	$34,429	80.6%	$24,557	81.6%
Priced via broker quotations	3,074	7.2%	2,037	6.8%
Priced via matrices	3,508	8.2%	2,129	7.1%
Priced via other methods	61	0.2%	151	0.5%
Short-term investments [1]	1,619	3.8%	1,211	4.0%

Total [2]	$42,691	100.0%	$30,085	100.0%

[1]	Short-term investments are primarily valued at amortized cost, which approximates fair value.

[2]	Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting SOP 03-1.

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between knowledgeable, unrelated willing parties. As such, the estimated fair value of a financial instrument may differ significantly from the amount that could be realized if the security was sold immediately.

Other-Than-Temporary Impairments

One of the significant estimations inherent in the valuation of investments is the evaluation of other-than-temporary impairments. The evaluation of impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. The Company’s accounting policy requires that a decline in the value of a security below its amortized cost basis be assessed to determine if the decline is other-than-temporary. If the security is deemed to be other-than-temporarily impaired, a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security. In addition, for securities expected to be sold, an other-than-temporary impairment charge is recognized if the Company does not expect the fair value of a security to recover to amortized cost prior to the expected date of sale. The fair value of the other-than-temporarily impaired investment becomes its new cost basis. The Company has a security monitoring process overseen by a committee of investment and accounting professionals (“the committee”) that identifies securities that, due to certain characteristics, as described below, are subjected to an enhanced analysis on a quarterly basis.

Securities not subject to EITF Issue No. 99-20 (“non-EITF Issue No. 99-20 securities”) that are in an unrealized loss position, are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. The primary factors considered in evaluating whether a decline in value for non-EITF Issue No. 99-20 securities is other-than-temporary include: (a) the length of time and the extent to which the fair value has been less than cost, (b) the financial condition, credit rating and near-term prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments and (d) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery. Non-EITF Issue No. 99-20 securities depressed by twenty percent or more for six months are presumed to be other-than-temporarily impaired unless significant objective verifiable evidence supports that the security price is temporarily depressed and is expected to recover within a reasonable period of time. The evaluation of non-EITF Issue No. 99-20 securities depressed more than ten percent is documented and discussed quarterly by the committee.

For certain securitized financial assets with contractual cash flows (including asset-backed securities), EITF Issue No. 99-20 requires the Company to periodically update its best estimate of cash flows over the life of the security. If the fair value of a securitized financial asset is less than its carrying amount and there has been a decrease in the present value of the estimated cash flows since the last revised estimate, considering both timing and amount, then an other-than-temporary impairment charge is recognized. Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third party sources along with certain internal assumptions and judgments regarding the future performance of the underlying collateral. As a result, actual results may differ from current estimates. In addition, projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral.

Once an impairment charge has been recorded, the Company then continues to review the other-than-temporarily impaired securities for additional other-than-temporary impairments. The ultimate completion of EITF Issue No. 03-1 may impact the Company’s current other-than-temporary impairment evaluation process. (For further discussion of EITF Issue No. 03-1, see the Future Adoption of New Accounting Standards section of Note 2.)

Net Realized Capital Gains and Losses

Net realized capital gains and losses, after deducting the life and pension policyholders’ share and related amortization of deferred policy acquisition costs for certain products, are reported as a component of revenues and are determined on a specific identification basis. Net realized capital gains and losses on security transactions associated with the Company’s immediate participation guaranteed contracts are recorded and offset by amounts owed to policyholders and were less than $1 for the year ended December 31, 2004 and were $1 for the years ended December 31, 2003 and 2002. Under the terms of the contracts, the net realized capital gains and losses will be credited to policyholders in future years as they are entitled to receive them.

Net Investment Income

Interest income from fixed maturities is recognized when earned on a constant effective yield basis based on estimated principal repayments, if applicable. Prepayment fees are recorded in net investment income when earned. The Company stops recognizing interest income when it does not expect to receive amounts in accordance with the contractual terms of the security. Interest income on these investments is recognized only when interest payments are received.

Derivative Instruments

Overview

The Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards, futures and options through one of four Company-approved objectives: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; to control transaction costs; or to enter into replication transactions. (For a further discussion of derivative instruments, see the Derivative Instruments section of Note 4.)

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

Accounting and Financial Statement Presentation of Derivative Instruments and Hedging Activities

Derivatives are recognized on the balance sheet at fair value. Fair value is based upon either independent market quotations or pricing valuation models which utilize independent third party data as inputs. The derivative contracts are reported as assets or liabilities in other investments and other liabilities, respectively, in the consolidated balance sheets, excluding embedded derivatives and guaranteed minimum withdrawal benefits (“GMWB”) reinsurance contracts. Embedded derivatives are recorded in the consolidated balance sheets with the associated host instrument. GMWB reinsurance contract amounts are recorded in reinsurance recoverables in the consolidated balance sheets.

On the date the derivative contract is entered into, the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability (“fair value” hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash-flow” hedge), (3) a foreign-currency, fair value or cash-flow hedge (“foreign-currency” hedge), (4) a hedge of a net investment in a foreign operation or (5) held for other investment and risk management activities, which primarily involve managing asset or liability related risks which do not qualify for hedge accounting.

Fair-Value Hedges

Changes in the fair value of a derivative that is designated and qualifies as a fair-value hedge, along with the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings with any differences between the net change in fair value of the derivative and the hedged item representing the hedge ineffectiveness. Periodic derivative net coupon settlements are recorded in net investment income.

Cash-Flow Hedges

Changes in the fair value of a derivative that is designated and qualifies as a cash-flow hedge are recorded in AOCI and are reclassified into earnings when the variability of the cash flow of the hedged item impacts earnings. Gains and losses on derivative contracts that are reclassified from AOCI to current period earnings are included in the line item in the consolidated statements of income in which the hedged item is recorded. Any hedge ineffectiveness is recorded immediately in current period earnings as net realized capital gains and losses. Periodic derivative net coupon settlements are recorded in net investment income.

Foreign-Currency Hedges

Changes in the fair value of derivatives that are designated and qualify as foreign-currency hedges are recorded in either current period earnings or AOCI, depending on whether the hedged transaction is a fair-value hedge or a cash-flow hedge, respectively. Any hedge ineffectiveness is recorded immediately in current period earnings as net realized capital gains and losses. Periodic derivative net coupon settlements are recorded in net investment income.

Net Investment in a Foreign Operation Hedges

Changes in fair-value of a derivative used as a hedge of a net investment in a foreign operation, to the extent effective as a hedge, are recorded in the foreign currency translation adjustments account within AOCI. Cumulative changes in fair value recorded in AOCI are reclassified into earnings upon the sale or complete or substantially complete liquidation of the foreign entity. Any hedge ineffectiveness is recorded immediately in current period earnings as net realized capital gains and losses. Periodic derivative net coupon settlements are recorded in net investment income.

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

Hedge Documentation and Effectiveness Testing

To qualify for hedge accounting treatment, a derivative must be highly effective in mitigating the designated change in value of the hedged item. At hedge inception, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction. The documentation process includes linking all derivatives that are designated as fair-value, cash-flow, foreign-currency or net-investment hedges to specific assets or liabilities on the balance sheet or to specific forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Hedge effectiveness is assessed using qualitative and quantitative methods. Qualitative methods may include comparison of critical terms of the derivative to the hedged item. Depending on the hedging strategy, quantitative methods may include the “Change in Variable Cash Flows Method,” the “Change in Fair Value Method” and the “Hypothetical Derivative Method”. In addition, certain hedging relationships are considered highly effective if the changes in the fair value or discounted cash flows of the hedging instrument are within a ratio of 80-125% of the inverse changes in the fair value or discounted cash flows of the hedged item. If it is determined that a derivative is no longer highly effective as a hedge, the Company discontinues hedge accounting in the period in which the derivative became ineffective and prospectively, as discussed below under discontinuance of hedge accounting.

Discontinuance of Hedge Accounting

The Company discontinues hedge accounting prospectively when (1) it is determined that the derivative is no longer highly effective in offsetting changes in the fair value or cash flows of a hedged item; (2) the derivative is dedesignated as a hedging instrument, because it is unlikely that a forecasted transaction will occur; or (3) the derivative expires or is sold, terminated, or exercised.

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

In other situations in which hedge accounting is discontinued on a cash-flow hedge, including those where the derivative is sold, terminated or exercised, amounts previously deferred in AOCI are amortized into earnings when earnings are impacted by the variability of the cash flow of the hedged item.

Embedded Derivatives

The Company purchases financial instruments and issues products, such as GMWB, that contain a derivative instrument that is embedded in the financial instruments or products. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host for measurement purposes. The embedded derivative, which is reported with the host instrument in the consolidated balance sheets, is carried at fair value with changes in fair value reported in net realized capital gains and losses.

Credit Risk

The Company’s derivatives counterparty exposure policy establishes market-based credit limits, favors long-term financial stability and creditworthiness, and typically requires credit enhancement/credit risk reducing agreements. By using derivative instruments, the Company is exposed to credit risk, which is measured as the amount owed to the Company based on current market conditions and potential payment obligations between the Company and its counterparties. When the fair value of a derivative contract is positive, this indicates that the counterparty owes the Company, and, therefore, exposes the Company to credit risk. Credit exposures are generally quantified daily, netted by counterparty for each legal entity of the Company, and then collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of derivatives exceeds exposure policy thresholds. The Company also minimizes the credit risk in derivative instruments by entering into transactions with high quality counterparties that are monitored by the Company’s internal compliance unit and reviewed frequently by senior management. In addition, the compliance unit monitors counterparty credit exposure on a monthly basis to ensure compliance with Company policies and statutory limitations. The Company also maintains a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association Master Agreement which is structured by legal entity and by counterparty and permits the right of offset. In addition, the Company periodically enters into swap agreements in which the Company assumes credit exposure from a single entity, referenced index or asset pool.

Product Derivatives and Risk Management

The Company offers certain variable annuity products with a guaranteed minimum withdrawal benefit (“GMWB”) rider. The GMWB provides the policyholder with a guaranteed remaining balance (“GRB”) if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. However, annual withdrawals that exceed a specific percentage of the premiums paid may reduce the GRB by an amount greater than the withdrawals and may also impact the guaranteed annual withdrawal amount that subsequently applies after the excess annual withdrawals occur. For certain of the withdrawal benefit features, the policyholder also has the option, after a specified time period, to reset the GRB to the then-current account value, if greater. The GMWB represents an embedded derivative in the variable annuity contract that is required to be reported separately from the host variable annuity contract. It is carried at fair value and reported in other policyholder funds. The fair value of the GMWB obligations is calculated based on actuarial assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. Because of the dynamic and complex nature of these cash flows, stochastic techniques under a variety of market return scenarios and other best estimate assumptions are used. Estimating these cash flows involves numerous estimates and subjective judgments including those regarding expected market rates of return, market volatility, correlations of market returns and discount rates.

In valuing the embedded derivative, the Company attributes to the derivative a portion of the fees collected from the policyholder equal to the present value of future GMWB claims (the “Attributed Fees”). All changes in the fair value of the embedded derivative are recorded in net realized capital gains and losses. The excess of fees collected from the policyholder for the GMWB over the Attributed Fees are associated with the host variable annuity contract and recorded in fee income.

For contracts issued prior to July 2003, the Company has a reinsurance arrangement in place to offset its exposure to the GMWB. This arrangement is recognized as a derivative and carried at fair value in reinsurance recoverables. Changes in the fair value of both the derivative assets and liabilities related to the reinsured GMWB are recorded in net realized capital gains and losses. As of July 2003, the Company had substantially exhausted all of its reinsurance capacity with respect to contracts issued after July 2003. Substantially all new contracts with the GMWB are covered by a reinsurance arrangement with a related party. For further discussion of this arrangement, see Note 15 of Notes to Consolidated Financial Statements.

Deferred Policy Acquisition Costs and Present Value of Future Profits

Policy acquisition costs include commissions and certain other expenses that vary with and are primarily associated with acquiring business. Present value of future profits is an intangible asset recorded upon applying purchase accounting in an acquisition of a life insurance company. Deferred policy acquisition costs and the present value of future profits intangible asset are amortized in the same way. Both are amortized over the estimated life of the contracts acquired, usually 20 years. Within the following discussion, deferred policy acquisition costs and the present value of future profits intangible asset will be referred to as “DAC”. At December 31, 2004 and 2003, the carrying value of the Company’s DAC was $6.5 billion and $6.1 billion, respectively. For statutory accounting purposes, such costs are expensed as incurred.

DAC related to traditional policies are amortized over the premium-paying period in proportion to the present value of annual expected premium income. DAC related to investment contracts and universal life-type contracts are deferred and amortized using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of estimated gross profits (“EGPs”), arising principally from projected investment, mortality and expense margins and surrender charges. The attributable portion of the DAC amortization is allocated to realized gains and losses on investments. The DAC balance is also adjusted through other comprehensive income by an amount that represents the amortization of deferred policy acquisition costs that would have been required as a charge or credit to operations had unrealized gains and losses on investments been realized. Actual gross profits can vary from management’s estimates, resulting in increases or decreases in the rate of amortization.

The Company regularly evaluates its EGPs to determine if actual experience or other evidence suggests that earlier estimates should be revised. In the event that the Company were to revise its EGPs, the cumulative DAC amortization would be adjusted to reflect such revised EGPs in the period the revision was determined to be necessary. Several assumptions considered to be significant in the development of EGPs include separate account fund performance, surrender and lapse rates, estimated interest spread and estimated mortality. The separate account fund performance assumption is critical to the development of the EGPs related to the Company’s variable annuity and to a lesser extent, variable universal life insurance businesses. The average annual long-term rate of assumed separate account fund performance (before mortality and expense charges) used in estimating gross profits for the variable annuity and variable universal life business was 9% for the years ended December 31, 2004 and 2003. For other products including fixed annuities and other universal life-type contracts, the average assumed investment yield ranged from 5.7% to 7.9% for both years ended December 31, 2004 and 2003.

The Company had developed models to evaluate its DAC asset, which allowed it to run a large number of stochastically determined scenarios of separate account fund performance. These scenarios were then utilized to calculate a statistically significant range of reasonable estimates of EGPs. This range was then compared to the present value of EGPs currently utilized in the DAC amortization model. As of December 31, 2004, the present value of the EGPs utilized in the DAC amortization model fall within a reasonable range of statistically calculated present value of EGPs. As a result, the Company does not believe there is sufficient evidence to suggest that a revision to the EGPs (and therefore, a revision to the DAC) as of December 31, 2004 is necessary; however, if in the future the EGPs utilized in the DAC amortization model were to exceed the margin of the reasonable range of statistically calculated EGPs, a revision could be necessary.

Additionally, the Company continues to perform analyses with respect to the potential impact of a revision to future EGPs. If such a revision to EGPs were deemed necessary, the Company would adjust, as appropriate, all of its assumptions for products accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”, and reproject its future EGPs based on current account values at the end of the quarter in which a revision is deemed to be necessary.

Aside from absolute levels and timing of market performance assumptions, additional factors that will influence the determination to adjust assumptions include the degree of volatility in separate account fund performance and shifts in asset allocation within the separate account made by policyholders. The overall return generated by the separate account is dependent on several factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds as well as equity sector weightings. The Company’s overall separate account fund performance has been reasonably correlated to the overall performance of the S&P 500 Index (which closed at 1,212 on December 31, 2004), although no assurance can be provided that this correlation will continue in the future.

The overall recoverability of the DAC asset is dependent on the future profitability of the business. The Company tests the aggregate recoverability of the DAC asset by comparing the amounts deferred to the present value of total EGPs. In addition, the Company routinely stress tests its DAC asset for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced another significant sell-off, as the majority of policyholders’ funds in the separate accounts is invested in the equity market.

Reserve for Future Policy Benefits and Unpaid Claims and Claim Adjustment Expenses

Liabilities for the Company’s group life and disability contracts as well its individual term life insurance policies include amounts for unpaid claims and future policy benefits. Liabilities for unpaid claims include estimates of amounts to fully settle known reported claims as well as claims related to insured events that the Company estimates have been incurred but have not yet been reported. Liabilities for future policy benefits are calculated by the net level premium method using interest, withdrawal and mortality assumptions appropriate at the time the policies were issued. The methods used in determining the liability for unpaid claims and future policy benefits are standard actuarial methods recognized by the American Academy of Actuaries. For the tabular reserves, discount rates are based on the Company’s earned investment yield and the morbidity/mortality tables used are standard industry tables modified to reflect the Company’s actual experience when appropriate. In particular, for the Company’s group disability known claim reserves, the morbidity table for the early durations of claim is based exclusively on the Company’s experience, incorporating factors such as sex, elimination period and diagnosis. These reserves are computed such that they are expected to meet the Company’s future policy obligations. Future policy benefits are computed at amounts that, with additions from estimated premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet the Company’s policy obligations at their maturities or in the event of an insured’s death. Changes in or deviations from the assumptions used for mortality, morbidity, expected future premiums and interest can significantly affect the Company’s reserve levels and related future operations and, as such, provisions for adverse deviation are built into the long-tailed liability assumptions.

Other Policyholder Funds and Benefits Payable

The Company has classified its fixed and variable annuities, 401(k), certain governmental annuities, private placement life insurance (“PPLI”), variable universal life insurance, universal life insurance and interest sensitive whole life insurance as universal life-type contracts. The liability for universal life-type contracts is equal to the balance that accrues to the benefit of the policyholders as of the financial statement date (commonly referred to as the account value), including credited interest, amounts that have been assessed to compensate the Company for services to be performed over future periods, and any amounts previously assessed against policyholders that are refundable on termination of the contract. Certain contracts classified as universal life-type may also include additional death or other insurance benefit features, such as guaranteed minimum death or income benefits offered with variable annuity contracts or no lapse guarantees offered with universal life insurance contracts. An additional liability is established for these benefits by estimating the expected present value of the benefits in excess of the projected account value in proportion to the present value of total expected assessments. Excess benefits are accrued as a liability as actual assessments are recorded. Determination of the expected value of excess benefits and assessments are based on a range of scenarios and assumptions including those related to market rates of return and volatility, contract surrender rates and mortality experience.

The Company has classified its institutional and governmental products, without life contingencies, including funding agreements, certain structured settlements and guaranteed investment contracts, as investment contracts. The liability for investment contracts is equal to the balance that accrues to the benefit of the contract holder as of the financial statement date, which includes the accumulation of deposits plus credited interest, less withdrawals and amounts assessed through the financial statement date.

Revenue Recognition

For investment and universal life-type contracts, the amounts collected from policyholders are considered deposits and are not included in revenue. Fee income for investment and universal life-type contracts consists of policy charges for policy administration, cost of insurance charges and surrender charges assessed against policyholders’ account balances and are recognized in the period in which services are provided. The Company’s traditional life and group disability products are classified as long duration contracts, and premiums are recognized as revenue when due from policyholders.

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

Participating life insurance inforce accounted for 5% , 6%, and 6% as of December 31, 2004, 2003 and 2002, respectively, of total life insurance in force. Dividends to policyholders were $29, $63, and $65 for the years ended December 31, 2004, 2003 and 2002, respectively. There were no additional amounts of income allocated to participating policyholders. If limitations exist on the amount of net income from participating life insurance contracts that may be distributed to stockholders, the policyholder’s share of net income on those contracts that cannot be distributed is excluded from stockholders’ equity by a charge to operations and a credit to a liability.

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

Note 3. Segment Information

The Company has changed its reportable operating segments in 2004 from Investment Products, Individual Life and Corporate Owned Life Insurance (“COLI”) to Retail Products (“Retail”), Institutional Solutions (“Institutional”) and Individual Life. Retail offers individual variable and fixed annuities, retirement plan products and services to corporations under Section 401(k) plans and other investment products. Institutional primarily offers retirement plan products and services to municipalities under Section 457 plans, other institutional investment products, structured settlements, and private placement life insurance (formerly COLI). Individual Life sells a variety of life insurance products, including variable universal life, universal life, interest sensitive whole life and term life insurance. Hartford Life Insurance Company also includes in an Other category net realized capital gains and losses other than periodic net coupon settlements on non-qualifying derivatives and net realized capital gains and losses related to guaranteed minimum withdrawal benefits; corporate items not directly allocable to any of its reportable operating segments, intersegment eliminations as well as certain group benefit products including group life and group disability insurance that is directly written by the Company and is substantially ceded to its direct parent HLA. Periodic net coupon settlements on non-qualifying derivatives and net realized capital gains are reflected in each applicable segment in net realized capital gains and losses.

The accounting policies of the reportable operating segments are the same as those described in the summary of significant accounting policies in Note 2. The Company evaluates performance of its segments based on revenues, net income and the segment’s return on allocated capital. The Company charges direct operating expenses to the appropriate segment and allocates the majority of indirect expenses to the segments based on an intercompany expense arrangement. Intersegment revenues primarily occur between the Other category and the operating segments. These amounts primarily include interest income on allocated surplus, interest charges on excess separate account surplus, the allocation of net realized capital gains and losses and the allocation of credit risk charges. Each operating segment is allocated corporate surplus as needed to support its business. Portfolio management is a corporate function and net realized capital gains and losses on invested assets are recognized in the Other category. Those net realized capital gains and losses that are interest rate related are subsequently allocated back to the operating segments in future periods, with interest, over the average estimated duration of the operating segment’s investment portfolios, through an adjustment to each respective operating segment’s net investment income, with an offsetting adjustment in the Other category. Credit related net capital losses are retained by the Other category. However, in exchange for retaining credit related losses, the Other category charges each operating segment a “credit-risk” fee through net investment income. The “credit-risk” fee covers fixed income assets included in each operating segment’s general account and guaranteed separate accounts. The “credit-risk” fee is based upon historical default rates in the corporate bond market, the Company’s actual default experience and estimates of future losses. The Company’s revenues are primarily derived from customers within the United States. The Company’s long-lived assets primarily consist of deferred policy acquisition costs and deferred tax assets from within the United States. The following tables present summarized financial information concerning the Company’s segments.

	For the years ended December 31,
	2004	2003	2002

Total Revenues
Retail Products Group
Individual Annuities	$2,481	1,656	1,451
Other	145	118	105
Total Retail Products Group	2,626	1,774	1,556
Institutional Solutions Group	1,820	2,082	1,730
Individual Life	957	893	858
Other	272	119	(195)

Total revenues	$5,675	$4,868	$3,949

Net Investment Income
Retail Products Group	$1,079	$493	$367
Institutional Solutions Group	1,044	976	958
Individual Life	267	222	224
Other	80	73	23

Total net investment income	$2,470	$1,764	$1,572

Amortization of DAC
Retail Products Group	$608	$462	$377
Institutional Solutions Group	37	33	8
Individual Life	169	165	146

Total amortization of DAC	814	660	531

Income Tax Expense (Benefit)
Retail Products Group	$43	$30	$55
Institutional Solutions Group	40	57	46
Individual Life	69	64	59
Other	(123)	17	(158)

Total income tax expense	$29	$168	$2

Net Income (Loss)
Retail Products Group	$392	$341	$280
Institutional Solutions Group	105	119	94
Individual Life	141	134	116
Other	327	32	(64)

Total net income	$965	$626	$426

[1]	The Company includes tax benefits reflecting the impact of audit settlements of $191, $0, and $76 for the years ended December 31, 2004, 2003, and 2002, respectively.

	December 31,
	2004	2003
Assets
Retail Products Group	$121,255	$106,058
Institutional Solutions Group	57,983	51,212
Individual Life	11,425	10,555
Other	4,979	4,115

Total assets	$195,642	$171,940

DAC
Retail Products Group	$4,474	$4,271
Institutional Solutions Group	159	106
Individual Life	1,809	1,689
Other	11	22

Total DAC	$6,453	$6,088

Reserve for Future Policy Benefits
Retail Products Group	$732	$495
Institutional Solutions Group	4,845	4,356
Individual Life	538	533
Other	1,129	1,134

Total Reserve for Future Policy Benefits	$7,244	$6,518

Other Policyholder Funds
Retail Products Group	$19,395	$9,777
Institutional Solutions Group	13,447	12,059
Individual Life	4,150	3,428
Other	501	(1)

Total Other Policyholder Funds	$37,493	$25,263

4.	Investments and Derivative Instruments

	For the years ended December 31,
Components of Net Investment Income	2004	2003	2002

Fixed maturities	$2,122	$1,425	$1,235
Policy loans	183	207	251
Other investments	195	152	103

Gross investment income	2,500	1,784	1,589
Less: Investment expenses	30	20	17

Net investment income	$2,470	$1,764	$1,572

Components of Net Realized Capital Gains (Losses)

Fixed maturities	$168	$(6)	$(285)
Equity securities	7	(7)	(4)
Periodic net coupon settlements on non-qualifying derivatives	4	29	13
Other [1]	(50)	(16)	(1)
Change in liability to policyholders for net realized capital gains	—	1	1

Net realized capital gains (losses)	$129	$1	$(276)

[1]	Primarily consists of changes in fair value on non-qualifying derivatives and hedge ineffectiveness on qualifying derivate instruments, as well as, the amortization of deferred acquisition costs.

Components of Unrealized Gains (Losses) on Available-for-Sale Equity Securities

Gross unrealized gains	$11	$11	$2
Gross unrealized losses	(3)	(4)	(19)

Net unrealized gains (losses)	8	7	(17)
Deferred income taxes and other items	3	2	(6)

Net unrealized gains (losses), net of tax	5	5	(11)
Balance – beginning of year	5	(11)	(6)

Change in unrealized gains (losses) on equity securities	$—	$16	$(5)

	For the years ended December 31,
Components of Unrealized Gains (Losses) on Fixed Maturities	2004	2003	2002

Gross unrealized gains	$2,363	$1,715	$1,389
Gross unrealized losses	(151)	(141)	(278)
Net unrealized gains credited to policyholders	(20)	(63)	(58)

Net unrealized gains	2,192	1,511	1,053
Deferred income taxes and other items	1,073	788	579

Net unrealized gains, net of tax	1,119	723	474
Balance – beginning of year	723	474	120

Change in unrealized gains (losses) on fixed maturities	$396	$249	$354

Components of Fixed Maturity Investments

	As of December 31, 2004				As of December 31, 2003
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Bonds and Notes
Asset-backed securities (“ABS”)	$5,881	$72	$(61)	$5,892	$3,777	$91	$(67)	$3,801
Collateralized mortgage obligations (“CMOs”)
Agency backed	834	9	(3)	840	508	8	(2)	514
Non-agency backed	48	—	—	48	19	—	—	19
Commercial mortgage-backed securities (“CMBS”)
Agency backed	54	—	—	54	28	—	—	28
Non-agency backed	7,336	329	(17)	7,648	4,853	248	(14)	5,087
Corporate	21,066	1,826	(57)	22,835	15,003	1,273	(46)	16,230
Government/Government agencies
Foreign	649	60	(2)	707	641	55	(1)	695
United States	774	19	(4)	789	641	8	(2)	647
Mortgage-backed securities (“MBS”) – U.S. Government/Government agencies	1,542	18	(2)	1,558	1,523	25	(2)	1,546
States, municipalities and political subdivisions	675	30	(5)	700	307	6	(7)	306
Redeemable preferred stock	1	—	—	1	1	—	—	1
Short-term investments	1,619	—	—	1,619	1,210	1	—	1,211

Total fixed maturities	$40,479	$2,363	$(151)	$42,691	$28,511	$1,715	$(141)	$30,085

Included in the fair value of total fixed maturities as of December 31, 2004 are $11.7 billion of guaranteed separate account assets. Guaranteed separate account assets were reclassified to the general account on January 1, 2004 as a result of the adoption of SOP 03-1. (For further discussion, see the Adoption of New Accounting Standards section of Note 2.)

The amortized cost and estimated fair value of fixed maturity investments at December 31, 2004 by contractual maturity year are shown below. Estimated maturities may differ from contractual maturities due to call or prepayment provisions. Asset-backed securities, including MBS and CMOs, are distributed to maturity year based on the Company’s estimates of the rate of future prepayments of principal over the remaining lives of the securities. These estimates are developed using prepayment speeds provided in broker consensus data. Such estimates are derived from prepayment speeds experienced at the interest rate levels projected for the applicable underlying collateral. Actual prepayment experience may vary from these estimates.

Maturity	Amortized Cost	Fair Value

One year or less	$4,509	$4,538
Over one year through five years	12,977	13,558
Over five years through ten years	11,743	12,395
Over ten years	11,250	12,200

Total	$40,479	$42,691

Non-Income Producing Investments

Investments that were non-income producing as of December 31, are as follows:

	2004		2003
Security Type	Amortized Cost	Fair Value	Amortized Cost	Fair Value

ABS	$6	$5	$2	$4
CMOs	1	1	—	—
Corporate	4	7	12	30

Total	$11	$13	$14	$34

For 2004, 2003 and 2002, net investment income was $11, $17 and $13, respectively, lower than it would have been if interest on non-accrual securities had been recognized in accordance with the original terms of these investments.

Sales of Fixed Maturity and Equity Security Investments

	For the years ended December 31,
	2004	2003	2002

Sale of Fixed Maturities
Sale proceeds	$13,022	$6,205	$5,617
Gross gains	311	196	117
Gross losses	(125)	(71)	(60)
Sale of Available-for-Sale Equity Securities
Sale proceeds	$75	$107	$11
Gross gains	12	4	—
Gross losses	(5)	(3)	(3)

Concentration of Credit Risk

The Company is not exposed to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholders’ equity other than certain U.S. government and government agencies.

Security Unrealized Loss Aging

The Company has a security monitoring process overseen by a committee of investment and accounting professionals that, on a quarterly basis, identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired. (For further discussion regarding the Company’s other-than-temporary impairment policy, see the Investments section of Note 2.) Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, management’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in market value, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that the prices of the securities in the sectors identified in the tables below were temporarily depressed as of December 31, 2004 and 2003 .

The following table presents amortized cost, fair value and unrealized losses for the Company’s fixed maturity and available-for-sale equity securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2004.

	2004
	Less Than 12 Months			12 Months or More			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses

ABS	$1,112	$1,102	$(10)	$343	$292	$(51)	$1,455	$1,394	$(61)
CMOs
Agency backed	494	491	(3)	2	2	—	496	493	(3)
Non-agency backed	40	40	—	—	—	—	40	40	—
CMBS
Agency backed	19	19	—	—	—	—	19	19	—
Non-agency backed	1,563	1,548	(15)	73	71	(2)	1,636	1,619	(17)
Corporate	2,685	2,652	(33)	657	633	(24)	3,342	3,285	(57)
Government/Government agencies
Foreign	116	115	(1)	27	26	(1)	143	141	(2)
United States	445	442	(3)	7	6	(1)	452	448	(4)
MBS – U.S. Government/Government agencies	398	396	(2)	24	24	—	422	420	(2)
States, municipalities and political subdivisions	163	158	(5)	2	2	—	165	160	(5)
Short-term investments	11	11	—	—	—	—	11	11	—

Total fixed maturities	7,046	6,974	(72)	1,135	1,056	(79)	8,181	8,030	(151)
Common stock	—	—	—	1	1	—	1	1	—
Nonredeemable preferred stock	19	19	—	39	36	(3)	58	55	(3)

Total equity	19	19	—	40	37	(3)	59	56	(3)

Total temporarily impaired securities	$7,065	$6,993	$(72)	$1,175	$1,093	$(82)	$8,240	$8,086	$(154)

As of December 31, 2004, fixed maturities represented approximately 98% of the Company’s total unrealized loss amount, which was comprised of approximately 1,200 different securities. The Company held no securities as of December 31, 2004 that were in an unrealized loss position in excess of $11. There were no fixed maturities or equity securities as of December 31, 2004, with a fair value less than 80% of the security’s amortized cost for six continuous months other than certain ABS and CMBS. Other-than-temporary impairments for certain ABS and CMBS are recognized if the fair value of the security, as determined by external pricing sources, is less than its carrying amount and there has been a decrease in the present value of the expected cash flows since the last reporting period. Based on management’s best estimate of future cash flows, there were no such ABS and CMBS in an unrealized loss position as of December 31, 2004 that were deemed to be other-than-temporarily impaired.

Securities in an unrealized loss position for less than twelve months were comprised of over 1,000 securities of which 88%, or $63, were comprised of securities with fair value to amortized cost ratios at or greater than 90%. The majority of these securities are investment grade fixed maturities depressed due to changes in interest rates from the date of purchase.

The securities depressed for twelve months or more as of December 31, 2004 were comprised of approximately 165 securities, with the majority of the unrealized loss amount relating to ABS and corporate fixed maturities within the financial services sector. A description of these events contributing to the security types’ unrealized loss position and the factors considered in determining that recording an other-than-temporary impairment was not warranted are outlined below.

ABS — ABS represents $51 of the securities in an unrealized loss position for twelve months or more. These securities were primarily supported by aircraft lease receivables that had suffered a decrease in value in recent years as a result of a prolonged decline in airline travel, the uncertainty of a potential industry recovery and lack of market liquidity in this sector. Although uncertainty surrounding the stability of domestic airlines continues to weigh heavily on this sector, worldwide travel and aircraft demand appears to be improving, resulting in a modest increase in market prices and greater liquidity in this sector during 2004. As of December 31, 2004, the estimated future cash flows for these securities indicated full recovery and as a result, based on management’s intent and ability to hold these securities, the prices of these securities were deemed to be temporarily depressed.

Financial services — Financial services represents approximately $12 of the securities in an unrealized loss position for twelve months or more. These securities are investment grade securities priced at or greater than 90% of amortized cost. As of December 31, 2004, the financial services twelve months or more unrealized loss amount primarily related to variable rate securities with extended maturity dates, which have been adversely impacted by the reduction in forward interest rates after the purchase date, resulting in lower expected cash flows. Unrealized losses for these securities have declined during the year as interest rates have risen. Additional changes in fair value of these securities are primarily dependent on future changes in forward interest rates. The majority of these variable rate securities are currently hedged with interest rate swaps, which convert the variable rate earned on the securities to a fixed amount. The swaps generally receive cash flow hedge accounting treatment and are currently in an unrealized gain position. The remaining balance of $19 in the twelve months or more unrealized loss category is comprised of approximately 90 securities, substantially all of which were depressed only a minor extent with fair value to amortized cost ratios at or greater than 90% as of December 31, 2004. The decline in market value for these securities is primarily attributable to changes in interest rates.

The following table presents the Company’s unrealized loss, fair value and amortized cost for fixed maturity and equity securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2003.

	2003
	Less Than 12 Months			12 Months or More			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses

ABS	$238	$235	$(3)	$85	$84	$(1)	$323	$319	$(4)
CMOs
Agency backed	206	204	(2)	1	1	—	207	205	(2)
Non-agency backed	3	3	—	—	—	—	3	3	—
CMBS
Non-agency backed	527	521	(6)	57	57	—	584	578	(6)
Corporate	1,296	1,266	(30)	347	331	(16)	1,643	1,597	(46)
Government/Government agencies
Foreign	26	25	(1)	—	—	—	26	25	(1)
United States	235	233	(2)	—	—	—	235	233	(2)
MBS – U.S. Government/Government agencies	166	164	(2)	—	—	—	166	164	(2)
States, municipalities and political subdivisions	160	153	(7)	—	—	—	160	153	(7)

Total fixed maturities	2,857	2,804	(53)	490	473	(17)	3,347	3,277	(70)
Common stock	2	2	—	3	3	—	5	5	—
Nonredeemable preferred stock	39	35	(4)	—	—	—	39	35	(4)

Total equity	41	37	(4)	3	3	—	44	40	(4)

Total temporarily impaired securities [1]	$2,898	$2,841	$(57)	$493	$476	$(17)	$3,391	$3,317	$(74)

[1]	Excludes securities subject to EITF Issue No. 99-20 and guaranteed separate account assets.

There were no fixed maturities or equity securities as of December 31, 2003, with a fair value less than 80% of the security’s amortized cost for six continuous months. As of December 31, 2003, fixed maturities represented approximately 95% of the Company’s unrealized loss amount, which was comprised of approximately 425 different securities. As of December 31, 2003, the Company held no securities presented in the table above that were at an unrealized loss position in excess of $4.2.

The majority of the securities in an unrealized loss position for less than twelve months were depressed due to the rise in long-term interest rates. This group of securities was comprised of approximately 375 securities. Of the less than twelve months total unrealized loss amount $48, or 84%, was comprised of securities with fair value to amortized cost ratios as of December 31, 2003 at or greater than 90%. As of December 31, 2003, $47 of the less than twelve months total unrealized loss amount was comprised of securities in an unrealized loss position for less than six continuous months.

The securities depressed for twelve months or more were comprised of less than 100 securities. Of the twelve months or more unrealized loss amount $15, or 88%, was comprised of securities with fair value to amortized cost ratios as of December 31, 2003 at or greater than 90%.

As of December 31, 2003, the securities in an unrealized loss position for twelve months or more were primarily interest rate related. The sector in the greatest gross unrealized loss position in the table above was financial services, which is included within the corporate category above. A description of the events contributing to the security type’s unrealized loss position and the factors considered in determining that recording an other-than-temporary impairment was not warranted are outlined below.

Financial services — Financial services represents approximately $10 of the securities in an unrealized loss position for twelve months or more. All of these positions were priced at or greater than 80% of amortized cost as of December 31, 2003. The financial services securities in an unrealized loss position are primarily investment grade variable rate securities with extended maturity dates, which have been adversely impacted by the reduction in forward interest rates after the purchase date, resulting in lower expected cash flows. Unrealized loss amounts for these securities declined during 2003 as interest rates increased. Additional changes in fair value of these securities are primarily dependent on future changes in forward interest rates. A substantial percentage of these securities are currently hedged with interest rate swaps, which convert the variable rate earned on the securities to a fixed amount. The swaps generally receive cash flow hedge accounting treatment and are currently in an unrealized gain position.

The remaining balance of $7 in the twelve months or more unrealized loss category is comprised of approximately 50 securities with fair value to amortized cost ratios at or greater than 80%.

Investment Management Activities

During 2004, Hartford Investment Management Company issued one and began serving as the collateral asset manager for an additional synthetic collateralized loan obligation (“CLO”), both of which the Company has an investment in. The synthetic CLOs invest in senior secured bank loans through total return swaps (“referenced bank loan portfolios”). The notional value of the referenced bank loan portfolios from the two synthetic CLOs as of December 31, 2004 was approximately $700. The synthetic CLOs issued approximately $135 of notes and preferred shares (“CLO issuances”), approximately $120 of which was to third party investors. The proceeds from the CLO issuances were invested in collateral accounts consisting of high credit quality securities that were pledged to the referenced bank loan portfolios’ swap counterparties. Investors in the CLO issuances receive the net proceeds from the referenced bank loan portfolios. Any principal losses incurred by the swap counterparties associated with the referenced bank loan portfolios are borne by the CLO issuances investors through the total return swaps.

Pursuant to the requirements of FIN 46R, the Company has concluded that the two synthetic CLOs are VIEs and that the Company is the primary beneficiary and must consolidate the CLO issued in 2004. Accordingly, the Company has recorded in the consolidated balance sheets $65 of cash and invested assets, total return swaps with a fair value of $3 in other assets, which reference a bank loan portfolio with a maximum notional of $400, and $52 in other liabilities related to the CLO issuances. The total return from the referenced bank loan portfolio of $3 was received via the total return swap and recorded in realized capital gains and losses. Income from the fixed maturity collateral account and CLO issuance investor payments were recorded in net investment income in the consolidated statements of income. The Company’s investment in the consolidated synthetic CLO issuance is $14, which is its maximum exposure to loss. In addition, the Company has a $2 preferred share investment in the non-consolidated synthetic CLO issuance, which is its maximum exposure to loss. The investors in the two synthetic CLO issuances have recourse only to the VIE assets and not to the general credit of the Company.

Derivative Instruments

Derivative instruments are recorded at fair value and presented in the consolidated balance sheets as of December 31, as follows:

	Asset Values		Liability Values
	2004	2003	2004	2003

Other investments	$42	$116	$—	$—
Reinsurance recoverables	—	—	129	115
Other policyholder funds and benefits payable	129	115	—	—
Fixed maturities	4	7	—	—
Other liabilities	—	—	449	186

Total	$175	$238	$578	$301

The following table summarizes the primary derivative instruments used by the Company and the hedging strategies to which they relate. Derivatives in the Company’s separate accounts are not included because the associated gains and losses accrue directly to policyholders. The notional value of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. The fair value amounts of derivative assets and liabilities are presented on a net basis as of December 31.

	Notional Amount		Fair Value
Hedging Strategy	2004	2003	2004	2003

Cash-Flow Hedges
Interest rate swaps
Interest rate swaps are primarily used to convert interest receipts on floating-rate fixed maturity investments to fixed rates. These derivatives are predominantly used to better match cash receipts from assets with cash disbursements required to fund liabilities. The Company also enters into forward starting swap agreements to hedge the interest rate exposure on anticipated fixed-rate asset purchases due to changes in the benchmark interest rate London-Interbank Offered Rate (“LIBOR”). These derivatives were structured to hedge interest rate exposure inherent in the assumptions used to price primarily certain long-term disability products.

Interest rate swaps are also used to hedge a portion of the Company’s floating rate guaranteed investment contracts. These derivatives convert the floating rate guaranteed investment contract payments to a fixed rate to better match the cash receipts earned from the supporting investment portfolio.	$4,944	$1,889	$40	$98
Foreign currency swaps
Foreign currency swaps are used to convert foreign denominated cash flows associated with certain foreign denominated fixed maturity investments to U.S. dollars. The foreign fixed maturities are primarily denominated in euros and are swapped to minimize cash flow fluctuations due to changes in currency rates.	1,311	703	(421)	(147)
Fair-Value Hedges
Interest rate swaps
A portion of the Company’s fixed debt is hedged against increases in LIBOR, the designated benchmark interest rate.
In addition, interest rate swaps are used to hedge the changes in fair value of certain fixed rate liabilities due to changes in LIBOR.	201	112	(5)	(5)
Interest rate caps and floors
Interest rate caps and floors are used to offset the changes in fair value related to corresponding interest rate caps and floors that exist in certain of the Company’s variable-rate fixed maturity investments.	148	51	(1)	(1)
Other Investment and Risk Management Activities
Interest rate caps and swaption contracts
The Company is exposed to policyholder surrenders during a rising interest rate environment. Interest rate cap and swaption contracts are used to mitigate the Company’s loss in a rising interest rate environment. The increase in yield from the cap and swaption contract in a rising interest rate environment may be used to raise credited rates, thereby increasing the Company’s competitiveness and reducing the policyholder’s incentive to surrender. These derivatives are also used to reduce the duration risk in certain investment portfolios. These derivative instruments are structured to hedge the durations of fixed maturity investments to match certain products in accordance with the Company’s asset and liability management policy.

The Company also uses an interest rate cap as an economic hedge of the interest rate risk related to fixed rate debt. In a rising interest rate environment, the cap will limit the net interest expense on the hedged fixed rate debt.	1,466	1,466	2	11

	Notional Amount		Fair Value
Hedging Strategy	2004	2003	2004	2003

Interest rate swaps
The Company enters into interest rates swaps to terminate existing swaps in hedging relationships, and thereby offsetting the changes in value in the original swap. In addition, the Company uses interest rate swaps to manage duration risk between assets and liabilities.	$1,441	$1,702	$7	$29
Foreign currency swaps, forwards and put and call options
The Company enters into foreign currency swaps and forwards and purchases foreign put options and writes foreign call options to hedge the foreign currency exposures in certain of its foreign fixed maturity investments. Currency options were closed in January 2003 for a loss of $3, after-tax.

The Company also enters into pay fixed U.S. dollar receive fixed yen zero coupon swaps and forwards to mitigate the foreign currency exposure associated with the yen denominated individual fixed annuity product. In addition, forward settling fixed maturity investments are traded to manage duration and foreign currency risk associated with this product.	923	104	(64)	(31)
Credit default and total return swaps
The Company enters into swap agreements in which the Company assumes credit exposure from an individual entity, referenced index or asset pool. The Company assumes credit exposure to individual entities through credit default swaps. These contracts entitle the company to receive a periodic fee in exchange for an obligation to compensate the derivative counterparty should a credit event occur on the part of the referenced security issuer. Credit events typically include failure on the part of the referenced security issuer to make a fixed dollar amount of contractual interest or principal payments or bankruptcy. The maximum potential future exposure to the Company is the notional value of the swap contracts, $193 and $49, after-tax, as of December 31, 2004 and 2003, respectively.

The Company also assumes exposure to the change in value of indices or asset pools through total return swaps. As of December 31, 2004 and 2003, the maximum potential future exposure to the Company from such contracts is $458 and $130, after-tax, respectively.

The Company enters into credit default swaps agreements, in which the Company pays a derivative counterparty a periodic fee in exchange for compensation from the counterparty should a credit event occur on the part of the referenced security issuer. The Company entered into these agreements as an efficient means to reduce credit exposure to specified issuers.	1,418	275	6	(18)
Options
The Company writes option contracts for a premium to monetize the option embedded in certain of its fixed maturity investments. The written option grants the holder the ability to call the bond at a predetermined strike value. The maximum potential future economic exposure is represented by the then fair value of the bond in excess of the strike value, which is expected to be entirely offset by the appreciation in the value of the embedded long option.	95	276	1	1

	Notional Amount		Fair Value
Hedging Strategy	2004	2003	2004	2003

Product derivatives
The Company offers certain variable annuity products with a GMWB rider. The GMWB is an embedded derivative that provides the policyholder with a guaranteed remaining balance (“GRB”) if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. The policyholder also has the option, after a specified time period, to reset the GRB to the then-current account value, if greater. (For a further discussion, see the Derivative Instruments section of Note 2). The notional value of the embedded derivative is the GRB balance.
	$25,433	$14,961	$129	$115
Reinsurance contracts
Reinsurance arrangements are used to offset the Company’s exposure to the GMWB embedded derivative for the lives of the host variable annuity contracts. The notional amount of the reinsurance contracts is the GRB amount.	25,433	14,961	(129)	(115)
Statutory Reserve hedging instruments
The Company purchased one and two year S&P 500 put option contracts to economically hedge the statutory reserve impact of equity exposure arising primarily from GMDB obligations against a decline in the equity markets.	1,921	—	32	—

Total	$64,734	$36,500	$(403)	$(63)

The increase in notional amount since December 31, 2003 is primarily due to an increase in embedded derivatives associated with GMWB product sales, and, to a lesser extent, derivatives transferred to the general account as a result of the adoption of SOP 03-1 and new hedging strategies. The decrease in the net fair value of derivative instruments since December 31, 2003 was primarily due to the changes in foreign currency exchange rates, the rise in short-term interest rates during 2004 and derivatives transferred to the general account pursuant to the adoption of SOP 03-1.

Due to the adoption of SOP 03-1, derivatives previously included in separate accounts were reclassified into various other balance sheet classifications. On January 1, 2004, the notional amount and net fair value of derivative instruments reclassified totaled $2.9 billion and $(71), respectively.

For the year ended December 31, 2004, gross gains and losses representing the total ineffectiveness of all fair-value and net investment hedges were immaterial. For the year ended December 31, 2004, the Company’s net gain and loss representing hedge ineffectiveness on cash flow hedges was $(12), after-tax. For the years ended December 31, 2003 and 2002, the Company’s gross gains and losses representing the total ineffectiveness of all cash-flow, fair-value and net investment hedges were immaterial.

The total change in value for other derivative-based strategies which do not qualify for hedge accounting treatment, including periodic net coupon settlements, are reported as net realized capital gains and losses in the consolidated statements of income. For the years ended December 31, 2004, 2003 and 2002, the Company recognized an after-tax net (loss) gain of $(8), $(3) and $1 respectively, for derivative-based strategies, which do not qualify for hedge accounting treatment.

As of December 31, 2004 and 2003, the after-tax deferred net gains on derivative instruments accumulated in AOCI that are expected to be reclassified to earnings during the next twelve months are $6. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The Company does not hedge any exposure to the variability of future cash flows other than interest payments on variable-rate debt. For the years ended December 31, 2004, 2003 and 2002, the net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges were immaterial.

Hartford Life began issuing a yen denominated individual fixed annuity product from a related party, Hartford Life Insurance KK, a wholly owned Japanese subsidiary of Hartford Life and Accident Insurance Company, in the fourth quarter of 2004. The yen denominated fixed annuity product is recorded in the consolidated balance sheets in other policyholder funds and benefits payable in U.S. dollars based upon the December 31, 2004 yen to dollar spot rate. To mitigate the yen exposure associated with the product, during the fourth quarter of 2004, the Company entered into pay fixed U.S.

dollar receive fixed yen, zero coupon currency swaps (dollar to yen derivatives). As of December 31, 2004 the dollar to yen derivatives had a notional and fair value of $408 and $9, respectively. Changes in fair value of the dollar to yen derivatives totaled $9 for the year ended December 31, 2004. Although economically an effective hedge, a divergence between the yen denominated fixed annuity product liability and the dollar to yen derivatives exists primarily due to the difference in the basis of accounting between the liability and the derivative instruments (i.e. historical cost versus fair value). The yen denominated fixed annuity product liabilities are recorded on a historical cost basis and are only adjusted for changes in foreign spot rates and accrued income. The dollar to yen derivatives are recorded at fair value incorporating changes in value due to changes in forward foreign exchange rates, interest rates and accrued income.

Securities Lending and Collateral Arrangements

The Company participates in a securities lending program to generate additional income, whereby certain domestic fixed income securities are loaned for a short period of time from the Company’s portfolio to qualifying third parties, via a lending agent. Borrowers of these securities provide collateral of 102% of the market value of the loaned securities. Acceptable collateral may be in the form of cash or U.S. Government securities. The market value of the loaned securities is monitored and additional collateral is obtained if the market value of the collateral falls below 100% of the market value of the loaned securities. Under the terms of the securities lending program, the lending agent indemnifies the Company against borrower defaults. As of December 31, 2004 and 2003, the fair value of the loaned securities was approximately $1.0 billion and $780, respectively, and was included in fixed maturities in the consolidated balance sheets. The Company retains a portion of the income earned from the cash collateral or receives a fee from the borrower. The Company recorded before-tax income from securities lending transactions, net of lending fees, of $1.3 and $0.5 for the years ended December 31, 2004 and 2003, respectively, which was included in net investment income.

The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. As of December 31, 2004 and 2003, collateral pledged of $276 and $209, respectively, was included in fixed maturities in the consolidated balance sheets.

The classification and carrying amount of the loaned securities associated with the lending program and the collateral pledged at December 31, 2004 and 2003 were as follows:

Loaned Securities and Collateral Pledged	2004	2003

ABS	$24	$41
CMBS	158	143
Corporate	681	381
Government/Government Agencies
Foreign	16	11
United States	404	413

Total	$1,283	$989

As of December 31, 2004 and 2003, the Company had accepted collateral relating to the securities lending program and collateral arrangements consisting of cash, U.S. Government, and U.S. Government agency securities with a fair value of $1 billion and $996, respectively. At December 31, 2004 and 2003, cash collateral of $1 billion and $869, respectively, was invested and recorded in the consolidated balance sheets in fixed maturities with a corresponding amount recorded in other liabilities. The Company is only permitted by contract to sell or repledge the noncash collateral in the event of a default by the counterparty and none of the collateral has been sold or repledged at December 31, 2004 and 2003. As of December 31, 2004 and 2003, all collateral accepted was held in separate custodial accounts.

Note 5. Fair Value of Financial Instruments

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

The carrying amount and fair values of Hartford Life Insurance Company’s financial instruments as of December 31, 2004 and 2003 were as follows:

	2004		2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets
Fixed maturities	$42,691	$42,691	$30,085	$30,085
Equity securities	180	180	85	85
Policy loans	2,617	2,617	2,470	2,470
Other investments	1,083	1,083	639	639
Liabilities
Other policyholder funds (1)	$9,244	$9,075	$7,654	$7,888

(1)	Excludes universal life type insurance contracts, including corporate owned life insurance.

Note 6. Reinsurance

Hartford Life Insurance Company cedes insurance to other insurers in order to limit its maximum losses and to diversify its exposures. Such transfers do not relieve Hartford Life Insurance Company of its primary liability and, as such, failure of reinsurers to honor their obligations could result in losses to Hartford Life Insurance Company. The Company also assumes reinsurance from other insurers and is a member of and participates in several reinsurance pools and associations. Hartford Life Insurance Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. As of December 31, 2004, Hartford Life Insurance Company had no reinsurance recoverables and related concentrations of credit risk greater than 10% of the Company’s stockholder’s equity.

In accordance with normal industry practice, Hartford Life Insurance Company is involved in both the cession and assumption of insurance with other insurance and reinsurance companies. As of December 31, 2004, the largest amount of life insurance retained on any one life by any one of the life operations was approximately $2.9. In addition, the Company reinsures the majority of the minimum death benefit guarantees as well as the guaranteed withdrawal benefits offered in connection with its variable annuity contracts. Substantially all contracts written since July 2003 with the GMWB are covered by a reinsurance arrangement with a related party.

Insurance fees, earned premiums and other were comprised of the following:

	For the years ended December 31,
	2004	2003	2002

Gross fee income, earned premiums and other	$3,834	$3,780	$3,324
Reinsurance assumed	49	43	45
Reinsurance ceded	(807)	(720)	(716)

Net fee income, earned premiums and other	$3,076	$3,103	$2,653

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

The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. Insurance recoveries on ceded reinsurance contracts, which reduce death and other benefits were $426, $550, and $670 for the years ended December 31, 2004, 2003 and 2002, respectively. Hartford Life Insurance Company also assumes reinsurance from other insurers.

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

Hartford Life Insurance Company maintains certain reinsurance agreements with HLA, whereby the Company cedes both group life and group accident and health risk. Under these treaties, the Company ceded group life premium of $133, $78, and $96 in 2004, 2003 and 2002, respectively, and accident and health premium of $230, $305, and $373, respectively, to HLA.

Reinsurance Recapture

On June 30, 2003, the Company recaptured a block of business previously reinsured with an unaffiliated reinsurer. Under this treaty, the Company reinsured a portion of the GMDB feature associated with certain of its annuity contracts. As consideration for recapturing the business and final settlement under the treaty, the Company has received assets valued at approximately $32 and one million warrants exercisable for the unaffiliated company’s stock. This amount represents to the Company an advance collection of its future recoveries under the reinsurance agreement and will be recognized as future losses are incurred. Prospectively, as a result of the recapture, the Company will be responsible for all of the remaining and ongoing risks associated with the GMDB’s related to this block of business. The recapture increased the net amount at risk retained by the Company, which is included in the net amount at risk discussed in Note 9. On January 1, 2004, upon adoption of the SOP, the $32 was included in the Company’s GMDB reserve calculation as part of the net reserve benefit ratio and as a claim recovery to date.

Note 7. Deferred Policy Acquisition Costs and Present Value of Future Profits

Changes in deferred policy acquisition costs and present value of future profits is as follows:

	2004	2003	2002

Balance , January 1	$6,088	$5,479	$5,338
Capitalization	1,375	1,319	987
Amortization – Deferred Policy Acquisitions costs	(774)	(620)	(491)
Amortization – Present Value of Future Profits	(40)	(39)	(39)
Amortization – Realized Capital Gains/(Losses)	(12)	14	8
Adjustments to unrealized gains and losses on securities available-for-sale and other	(79)	(65)	(324)
Cumulative effect of accounting changes (SOP03-1)	(105)	—	—

Balance, December 31	$6,453	$6,088	$5,479

The following table shows the carrying amount and accumulated net amortization of the present value of future profits for the years ended December 31, 2004 and 2003.

	2004		2003
	Carrying	Accumulated Net	Carrying	Accumulated Net
	Amount	Amortization	Amount	Amortization

Present value of future profits	$608	$155	$605	$115

Net amortization expense for the years ended December 31, 2004, 2003 and 2002 was $40, $39 and $39, respectively.

Estimated future net amortization expense for the succeeding five years is as follows.

For the year ended December 31,

2005	$39
2006	$35
2007	$31
2008	$28
2009	$26

Note 8. Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, and accordingly ceased all amortization of goodwill. As of December 31, 2004 and December 31, 2003, the carrying amount of goodwill for the Company’s Retail Products segment was $119 and the Company’s Individual Life segment was $67.

The Company’s tests of its goodwill for other-than-temporary impairment in accordance with SFAS No. 142 resulted in no write-downs for the years ended December 31, 2004 and 2003.

For a discussion of the Company’s acquired intangible assets that continue to be subject to amortization and aggregate amortization expense, see Note 7. Except for goodwill, the Company has no material intangible assets with indefinite useful lives.

Note 9. Separate Accounts, Death Benefits and Other Insurance Benefit Features

The Hartford records the variable portion of individual variable annuities, 401(k), institutional, governmental, private placement life and variable life insurance products within separate account assets and liabilities, which are reported at fair value. Separate account assets are segregated from other investments. Investment income and gains and losses from those separate account assets, which accrue directly to, and whereby investment risk is borne by, the policyholder, are offset by the related liability changes within the same line item in the statement of income. The fees earned for administrative and contract holder maintenance services performed for these separate accounts are included in fee income. During 2004, there were no gains or losses on transfers of assets from the general account to the separate account. The Company had recorded certain market value adjusted (“MVA”) fixed annuity products and modified guarantee life insurance (primarily the Company’s Compound Rate Contract (“CRC”) and associated assets) as separate account assets and liabilities through December 31, 2003. Notwithstanding the market value adjustment feature in this product, all of the investment performance of the separate account assets is not being passed to the contract holder. Therefore, it does not meet the conditions for separate account reporting under SOP 03-1. Separate account assets and liabilities related to CRC of $11.7 billion were reclassified to, and revalued in, the general account upon adoption of SOP 03-1 on January 1, 2004.

Many of the variable annuity contracts issued by the Company offer various guaranteed minimum death, withdrawal and income benefits. Guaranteed minimum death benefits are offered in various forms as described in the footnotes to the table below. The Company currently reinsures a significant portion of the death benefit guarantees associated with its in-force block of business. Upon adoption of SOP 03-1, the Company recorded a liability for GMDB sold with variable annuity products of $217 and a related GMDB reinsurance recoverable asset of $108. As of December 31, 2004, the liability from GMDB sold with annuity products was $174. The reinsurance recoverable asset, related to GMDB was $64 as of December 31, 2004. During 2004, the Company incurred guaranteed death benefits of $123, and paid guaranteed death benefits of $166. Guaranteed minimum death benefits paid during 2003 were $289. Guaranteed minimum death benefits paid during 2002 were $264.

The net GMDB liability is established by estimating the expected value of net reinsurance costs and death benefits in excess of the projected account balance. The excess death benefits and net reinsurance costs are recognized ratably over the accumulation period based on total expected assessments. The GMDB liability is recorded in Future Policy Benefits on the Company’s balance sheet. Changes in the GMDB liability are recorded in Benefits, Claims and Claims Adjustment Expenses on the Company’s statement of income. The Company regularly evaluates estimates used and adjusts the additional liability balances, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised.

The determination of the GMDB liabilities and related GMDB reinsurance recoverable is based on models that involve a range of scenarios and assumptions, including those regarding expected market rates of return and volatility, contract surrender rates and mortality experience. The following assumptions were used to determine the GMDB liability as of December 31, 2004:

•	250 stochastically generated investment performance scenarios

•	Returns, representing the Company’s long-term assumptions, varied by asset class with a low of 3% for cash, a high of 11% for aggressive equities, and a weighted average of 9%.

•	Volatilities also varied by asset class with a low of 1% for cash, a high of 15% for aggressive equities, and a weighted average of 12%

•	80% of the 1983 GAM mortality table was used for mortality assumptions

•	Lapse rates by calendar year vary from a low of 8% to a high of 14%, with an average of 12%

•	Discount rate of 7.5%

The following table provides details concerning GMDB exposure:

Breakdown of Variable Annuity Account Value by GMDB Type

			Retained	Weighted Average
	Account	Net Amount	Net Amount	Attained Age of
Maximum anniversary value (MAV) [1]	Value	at Risk	at Risk	Annuitant

MAV only	$61,675	$6,568	$683	63
With 5% rollup [2]	4,204	575	104	62
With Earnings Protection Benefit Rider (EPB) [3]	4,849	228	67	59
With 5% rollup & EPB	1,499	124	21	61

Total MAV	72,227	7,495	875	63
Asset Protection Benefit (APB) [4]	17,173	5	4	61
Ratchet [5] (5 years)	40	2	—	65
Reset [6] (5-7 years)	8,262	640	640	60
Return of Premium [7]/Other	8,548	18	18	60

Total	$106,250	$8,160	$1,537	63

[1]	MAV: the death benefit is the greatest of current account value, net premiums paid and the highest account value on any anniversary before age 80 (adjusted for withdrawals).

[2]	Rollup: the death benefit is the greatest of the MAV, current account value, net premium paid and premiums (adjusted for withdrawals) accumulated at generally 5% simple interest up to the earlier of age 80 or 100% of adjusted premiums.

[3]	EPB: The death benefit is the greatest of the MAV, current account value, or contract value plus a percentage of the contract’s growth. The contract’s growth is account value less premiums net of withdrawals, subject to a cap of 200% of premiums net of withdrawals.

[4]	APB: the death benefit is the greater of current account value or MAV, not to exceed current account value plus 25% times the greater of net premiums and MAV (each adjusted for premiums in the past 12 months).

[5]	Ratchet: the death benefit is the greatest of current account value, net premiums paid and the highest account value on any specified anniversary before age 85 (adjusted for withdrawals).

[6]	Reset: the death benefit is the greatest of current account value, net premiums paid and the most recent five to seven year anniversary account value before age 80 (adjusted for withdrawals).

[7]	Return of premium: the death benefit is the greater of current account value and net premiums paid.

The Company offers certain variable annuity products with a GMWB rider. The GMWB provides the policyholder with a guaranteed remaining balance (“GRB”) if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. However, annual withdrawals that exceed a specified percentage of the premiums paid may reduce the GRB by an amount greater than the withdrawals and may also impact the guaranteed annual withdrawal amount that subsequently applies after the excess annual withdrawals occur. In certain contracts, the policyholder also has the option, after a specified time period, to reset the GRB to the then-current account value, if greater. The GMWB represents an embedded derivative liability in the variable annuity contract that is required to be reported separately from the host variable annuity contract. It is carried at fair value and reported in other policyholder funds. The fair value of the GMWB obligations are calculated based on actuarial assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. Because of the dynamic and complex nature of these cash flows, stochastic techniques under a variety of market return scenarios and other best estimate assumptions are used. Estimating cash flows involves numerous estimates and subjective judgments including those regarding expected market rates of return, market volatility, correlations of market returns and discount rates.

As of December 31, 2004 and December 31, 2003, the embedded derivative asset recorded for GMWB, before reinsurance, was $129 and $115, respectively. During 2004 and 2003, the change in value of the GMWB, reported in realized gains was $33 and $165 was incurred, respectively. There were no payments made for the GMWB during 2004, 2003 or 2002.

Account balances of contracts with guarantees were invested in variable separate accounts as follows:

Asset type	As of December 31, 2004
Equity securities (including mutual funds)	$88,782
Cash and cash equivalents	7,379

Total	$96,161

As of December 31, 2004, approximately 16% of the equity securities above were invested in fixed income securities through these funds and approximately 84% were invested in equity securities.

The Individual Life segment sells universal life-type contracts with and without certain secondary guarantees, such as a guarantee that the policy will not lapse, even if the account value is reduced to zero, as long as the policyholder makes scheduled premium payments. The cumulative effect on net income upon recording additional liabilities for universal life-type contracts and the related secondary guarantees, in accordance with SOP 03-1, was not material. As of December 31, 2004, the liability for secondary guarantees as well as the amounts incurred and paid during the year was immaterial.

Note 10. Sales Inducements

The Company currently offers enhanced crediting rates or bonus payments to contract holders on certain of its individual and group annuity products. Through December 31, 2003, the expense associated with offering certain of these bonuses was deferred and amortized over the contingent deferred sales charge period. Others were expensed as incurred. Effective January 1, 2004, upon the Company’s adoption of SOP 03-1, the expense associated with offering a bonus is deferred and amortized over the life of the related contract in a pattern consistent with the amortization of deferred policy acquisition costs. Also, effective January 1, 2004, amortization expense associated with expenses previously deferred is recorded over the remaining life of the contract rather than over the contingent deferred sales charge period.

Changes in deferred sales inducement activity were as follows for the year ended December 31, 2004:

Balance, beginning of period	$198
Sales inducements deferred	141
Amortization charged to income	(30)

Balance at December 31	$309

Note 11. Commitments and Contingent Liabilities

Litigation

The Hartford Financial Services Group, Inc. and its consolidated subsidiaries (“The Hartford”) is involved in various legal actions arising in the ordinary course of business, some of which assert claims for substantial amounts. These actions include, among others, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, improper sales practices in connection with the sale of life insurance and other investment products; and improper fee arrangements in connection with mutual funds. The Hartford also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to the consolidated financial condition of the Company. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated results of operations or cash flows in particular quarterly or annual periods.

Broker Compensation Litigation – On October 14, 2004, the New York Attorney General’s Office filed a civil complaint (the “NYAG Complaint”) against Marsh Inc. and Marsh & McLennan Companies, Inc. (collectively, “Marsh”) alleging, among other things, that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them. The Hartford is not joined as a defendant in the action. Since the filing of the NYAG Complaint, several private actions have been filed against The Hartford asserting claims arising from the allegations of the NYAG Complaint.

Two securities class actions have been filed in the United States District Court for the District of Connecticut alleging claims against The Hartford and five of its executive officers under Section 10(b) of the Securities Exchange Act and SEC Rule 10b-5. The complaints allege on behalf of a putative class of shareholders that The Hartford and the five named individual defendants, as control persons of The Hartford, “disseminated false and misleading financial statements” by concealing that “[The Hartford] was paying illegal and concealed ‘contingent commissions’ pursuant to illegal ‘contingent commission agreements.’” The class period alleged is November 5, 2003 through October 13, 2004, the day before the NYAG Complaint was filed. The complaints seek damages and attorneys’ fees. The Hartford and the individual defendants dispute the allegations and intend to defend these actions vigorously.

In addition, three putative class actions have been filed in the same court on behalf of participants in The Hartford’s 401(k) plan against The Hartford, Hartford Fire Insurance Company, The Hartford’s Pension Fund Trust and Investment Committee, The Hartford’s Pension Administration Committee, The Hartford’s Chief Financial Officer, and John/Jane Does 1-15. The suits assert claims under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), alleging that The Hartford and the other named defendants breached their fiduciary duties to plan participants by, among other things, failing to inform them of the risk associated with investment in The Hartford’s stock as a result of the activity alleged in the NYAG Complaint. The class period alleged is November 5, 2003 through the present. The complaints seek restitution of losses to the plan, declaratory and injunctive relief, and attorneys’ fees. All defendants dispute the allegations and intend to defend these actions vigorously.

Two corporate derivative actions also have been filed in the same court. The complaints, brought in each case by a shareholder on behalf of The Hartford against its directors and an executive officer, allege that the defendants knew adverse non-public information about the activities alleged in the NYAG Complaint and concealed and misappropriated that information to make profitable stock trades, thereby breaching their fiduciary duties, abusing their control, committing gross mismanagement, wasting corporate assets, and unjustly enriching themselves. The complaints seek damages, injunctive relief, disgorgement, and attorneys’ fees. All defendants dispute the allegations and intend to defend these actions vigorously.

Seven putative class actions also have been filed by alleged policyholders in federal district courts, one in the Southern District of New York, two in the Eastern District of Pennsylvania, three in the Northern District of Illinois, and one in the Northern District of California, against several brokers and insurers, including The Hartford. These actions assert, on behalf of a class of persons who purchased insurance through the broker defendants, claims under the Sherman Act and state law, and in some cases the Racketeer Influenced and Corrupt Organizations Act (“RICO”), arising from the conduct alleged in the NYAG Complaint. The class period alleged is 1994 through the date of class certification, which has not yet occurred. The complaints seek treble damages, injunctive and declaratory relief, and attorneys’ fees. Putative class actions also have been filed in the Circuit Court for Cook County, Illinois, Chancery Division and in the Circuit Court for Seminole County, Florida, Civil Division, on behalf of a class of all persons who purchased insurance from a class of defendant insurers. These state court actions assert unjust enrichment claims and violations of state unfair trade practices acts arising from the conduct alleged in the NYAG Complaint and seek remedies including restitution of premiums, and, in the Cook County action, imposition of a constructive trust, and declaratory and injunctive relief. The class period alleged is 1994 through the present. The Hartford has removed the Cook County action to the United States District Court for the Northern District of Illinois. Pursuant to an order of the Judicial Panel on Multidistrict Litigation, it is likely that most or all of these actions will be transferred to the United States District Court for the District of New Jersey. The Hartford disputes the allegations in all of these actions and intends to defend the actions vigorously.

Additional complaints may be filed against The Hartford in various courts alleging claims under federal or state law arising from the conduct alleged in the NYAG Complaint. The Hartford’s ultimate liability, if any, in the pending and possible future suits is highly uncertain and subject to contingencies that are not yet known, such as how many suits will be filed, in which courts they will be lodged, what claims they will assert, what the outcome of investigations by the New York Attorney General’s Office and other regulatory agencies will be, the success of defenses that The Hartford may assert, and the amount of recoverable damages if liability is established. In the opinion of management, it is possible that an adverse outcome in one or more of these suits could have a material adverse effect on the Company’s consolidated results of operations or cash flows in particular quarterly or annual periods.

Bancorp Services, LLC – In the third quarter of 2003, Hartford Life Insurance Company and its affiliate International Corporate Marketing Group, LLC settled their intellectual property dispute with Bancorp Services, LLC (“Bancorp”). The dispute concerned, among other things, Bancorp’s claims for alleged patent infringement, breach of a confidentiality agreement, and misappropriation of trade secrets related to certain stable value corporate-owned life insurance products. The settlement provided that The Hartford would pay a minimum of $70 and a maximum of $80, depending on the outcome of the patent appeal, to resolve all disputes between the parties. The settlement resulted in the recording of a $9 after-tax benefit, in the third quarter of 2003, reflecting the Company’s portion of the settlement. On March 1, 2004, the Federal Circuit Court of Appeals decided the patent appeal adversely to The Hartford, and on March 22, 2004, The Hartford paid Bancorp an additional $10 in full and final satisfaction of its obligations under the settlement. Because the charge taken in the third quarter of 2003 reflected the maximum amount payable under the settlement, the amount paid in the first quarter of 2004 had no effect on the Company’s results of operations.

Reinsurance Arbitration – On March 16, 2003, a final decision and award was issued in the previously disclosed reinsurance arbitration between subsidiaries of The Hartford and one of their primary reinsurers relating to policies with guaranteed death benefits written from 1994 to 1999. The arbitration involved alleged breaches under the reinsurance treaties. Under the terms of the final decision and award, the reinsurer’s reinsurance obligations to The Hartford’s subsidiaries were unchanged and not limited or reduced in any manner. The award was confirmed by the Connecticut Superior Court on May 5, 2003.

Regulatory Developments

In June 2004, The Hartford received a subpoena from the New York Attorney General’s Office in connection with its inquiry into compensation arrangements between brokers and carriers. In mid-September 2004 and subsequently, The Hartford has received additional subpoenas from the New York Attorney General’s Office, which relate more specifically to possible anti-competitive activity among brokers and insurers. Since the beginning of October 2004, The Hartford has received subpoenas or other information requests from Attorneys General and regulatory agencies in more than a dozen jurisdictions regarding broker compensation and possible anti-competitive activity. The Hartford may receive additional subpoenas and other information requests from Attorneys General or other regulatory agencies regarding similar issues. The Hartford also has received a subpoena from the New York Attorney General’s Office requesting information related to The Hartford’s underwriting practices with respect to legal professional liability insurance. In addition, The Hartford has received a request for information from the New York Attorney General’s Office concerning The Hartford’s compensation arrangements in connection with the administration of workers compensation plans. The Hartford intends to continue cooperating fully with these investigations, and is conducting an internal review, with the assistance of outside counsel, regarding the issues under investigation.

On October 14, 2004, the New York Attorney General’s Office filed a civil complaint against Marsh & McLennan Companies, Inc., and Marsh, Inc. (collectively, “Marsh”). The complaint alleges, among other things, that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them. The Hartford is not joined as a defendant in the action. Although no regulatory action has been initiated against The Hartford in connection with the allegations described in the civil complaint, it is possible that the New York Attorney General’s Office or one or more other regulatory agencies may pursue action against The Hartford or one or more of its employees in the future. The potential timing of any such action is difficult to predict. If such an action is brought, it could have a material adverse effect on the Company.

On October 29, 2004, the New York Attorney General’s Office informed The Hartford that the Attorney General is conducting an investigation with respect to the timing of the previously disclosed sale by Thomas Marra, a director and executive officer of The Hartford, of 217,074 shares of The Hartford’s common stock on September 21, 2004. The sale occurred shortly after the issuance of two additional subpoenas dated September 17, 2004 by the New York Attorney General’s Office. The Hartford has engaged outside counsel to review the circumstances related to the transaction and is fully cooperating with the New York Attorney General’s Office. On the basis of the review, The Hartford has determined that Mr. Marra complied with The Hartford’s applicable internal trading procedures and has found no indication that Mr. Marra was aware of the additional subpoenas at the time of the sale.

There continues to be significant federal and state regulatory activity relating to financial services companies, particularly mutual funds companies. These regulatory inquiries have focused on a number of mutual fund issues, including market timing and late trading, revenue sharing and directed brokerage, fees, transfer agents and other fund service providers, and other mutual-fund related issues. The Hartford has received requests for information and subpoenas from the Securities and Exchange Commission (“SEC”), subpoenas from the New York Attorney General’s Office, requests for information from the Connecticut Securities and Investments Division of the Department of Banking, and requests for information from the New York Department of Insurance, in each case requesting documentation and other information regarding various mutual fund regulatory issues.

The SEC’s Division of Enforcement and the New York Attorney General’s Office are investigating aspects of The Hartford’s variable annuity and mutual fund operations related to market timing. The Hartford’s mutual funds are available for purchase by the separate accounts of different variable universal life insurance policies, variable annuity products, and funding agreements, and they are offered directly to certain qualified retirement plans. Although existing products contain transfer restrictions between subaccounts, some products, particularly older variable annuity products, do not contain restrictions on the frequency of transfers. In addition, as a result of the settlement of litigation against The Hartford with respect to certain owners of older variable annuity products, The Hartford’s ability to restrict transfers by these owners is limited. In February 2005, the Company agreed in principle with the Boards of Directors of the mutual funds to indemnify the mutual funds for any material harm caused to the funds from frequent trading by these owners. The specific terms of the indemnification have not been determined. The SEC’s Division of Enforcement also is investigating aspects of The Hartford’s variable annuity and mutual fund operations related to directed brokerage and revenue sharing. The Hartford discontinued the use of directed brokerage in recognition of mutual fund sales in late 2003. The Hartford also has received a subpoena from the New York Attorney General’s Office requesting information related to The Hartford’s group annuity products. The Hartford continues to cooperate fully with the SEC, the New York Attorney General’s Office and other regulatory agencies.

A number of companies have announced settlements of enforcement actions with various regulatory agencies, primarily the SEC and the New York Attorney General’s Office, which have included a range of monetary penalties and restitution. While no such action has been initiated against The Hartford, the SEC, and the New York Attorney General’s Office are likely to take some action at the conclusion of the on-going investigations related to market timing and directed brokerage. The potential timing of any such action is difficult to predict, and The Hartford’s ultimate liability, if any, from any such action is not reasonably estimable at this time. If such an action is brought, it could have a material adverse effect on the Company’s consolidated results of operations or cash flows in particular quarterly or annual periods.

Leases

The rent paid to Hartford Fire for operating leases entered into by the Company was $36, 31, and $31 for the years ended December 31, 2004, 2003 and 2002, respectively. Included in Hartford Fire’s operating leases are the principal executive offices of Hartford Life Insurance Company, together with its parent, which are located in Simsbury, Connecticut. Rental expense is recognized on a level basis for the facility located in Simsbury, Connecticut, which expires on December 31, 2009, and amounted to approximately $15, $12 and $10 for the years ended December 31, 2004, 2003 and 2002, respectively.

Future minimum rental commitments on all operating leases are as follows:

2005	$30
2006	27
2007	24
2008	21
2009	18
Thereafter	19

Total	$139

Tax Matters

The Company’s federal income tax returns are routinely audited by the Internal Revenue Service (“IRS). During the third quarter of 2004, the IRS completed its examination of the 1998-2001 tax years, and the IRS and the Company agreed upon all adjustments. As a result, during the third quarter of 2004 the Company booked a $191 tax benefit to reflect the impact of the audit settlement on tax years covered by the examination as well as other tax years prior to 2004. The benefit relates primarily to the separate account DRD and interest. During the fourth quarter of 2004, the IRS issued a Revenue Agent’s Report, reflecting the adjustments computed and agreed upon in the prior quarter with respect to the Company’s federal taxes for the years under examination. No additional tax adjustments were recorded, as the results reflected in the Report were included in the tax benefit recorded in the third quarter. The IRS is expected to begin its audit of the 2002-2004 tax years sometime in 2005. Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from future tax examinations and other tax-related matters for all open tax years.

Unfunded Commitments

At December 31, 2004, Hartford Life Insurance Company has outstanding commitments totaling $389, of which $196 is committed to fund limited partnership investments. These capital commitments can be called by the partnership during the commitment period (on average 2 to 5 years) to fund working capital needs or purchase new investments. Once the commitment period expires, the Company is under no obligation to fund the remaining unfunded commitment but may elect to do so. The remaining $193 of outstanding commitments are primarily related to various funding obligations associated with investments in mortgage and construction loans. These have a commitment period of one month to 3 years.

Guaranty fund and Other Insurance-Related Assessments

In all states, insurers licensed to transact certain classes of insurance are required to become members of a guaranty fund. In most states, in the event of the insolvency of an insurer writing any such class of insurance in the state, members of the fund are assessed to pay certain claims of the insolvent insurer. A particular state’s fund assesses its members based on their respective written premiums in the state for the classes of insurance in which the insolvent insurer is engaged. Assessments are generally limited for any year to one or two percent of premiums written per year depending on the state. There were no guaranty fund assessment payments or refunds in 2004 and 2003. There were guaranty fund assessment refunds of $2 in 2002.

Note 12. Income Tax

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

The Company is included in The Hartford’s consolidated Federal income tax return. The Company’s effective tax rate was 3%, 21%, and 1% in 2004, 2003 and 2002, respectively.

Income tax expense (benefit) is as follows:

	For the years ended December 31,
	2004	2003	2002

Current	$(34)	$13	$4
Deferred	63	155	(2)

Income tax expense	$29	$168	$2

A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision (benefit) for income taxes is as follows:

	For the years ended December 31,
	2004	2003	2002

Tax provision at the U.S. federal statutory rate	$354	$278	$150
Dividends received deduction	(132)	(87)	(63)
IRS audit settlement (See Note 11)	(191)	—	(76)
Tax adjustment	(2)	(21)	—
Foreign related investments	(2)	(4)	(6)
Other	2	2	(3)

Total	$29	$168	$2

Deferred tax assets (liabilities) include the following as of December 31:

	2004	2003

Deferred Tax Assets
Tax basis deferred policy acquisition costs	$607	$638
Employee benefits	—	5
Net operating loss carryforward	—	17
Minimum tax credits	126	80
Foreign tax credit carryovers	6	27
Other	36	—

Total Deferred Tax Assets	775	767

Deferred Tax Liabilities
Financial statement deferred policy acquisition costs and reserves	(677)	(713)
Net unrealized gains on securities	(669)	(535)
Employee benefits	(16)	—
Investment related items and other	(51)	(5)

Total Deferred Tax Liabilities	(1,413)	(1,253)

Total Deferred Tax Asset/(Liability)	$(638)	$(486)

Hartford Life Insurance Company had a current tax receivable of $121 and $141 as of December 31, 2004 and 2003, respectively.

In management’s judgment, the gross deferred tax asset will more likely than not be realized through reductions of future taxes. Accordingly, no valuation allowance has been recorded.

Prior to the Tax Reform Act of 1984, the Life Insurance Company Income Tax Act of 1959 permitted the deferral from taxation of a portion of statutory income under certain circumstances. In these situations, the deferred income was accumulated in a “Policyholders’ Surplus Account” and would be taxable only under conditions which management considered to be remote; therefore, no federal income taxes have been provided on the balance sheet in this account, which for tax return purposes was $104 as of December 31, 2004. The American Jobs Creation Act of 2004, which was enacted in October 2004, allows distributions to be made from the Policyholders’ Surplus Account free of tax in 2005 and 2006. The Company anticipates that, based on currently available information, this change will permanently eliminate the potential tax of $37 on such a distribution.

Note 13. Statutory Results

	For the years ended December 31,
	2004	2003	2002

Statutory net income (loss)	$536	$801	$(305)

Statutory capital and surplus	$3,191	$3,115	$2,354

A significant percentage of the consolidated statutory surplus is permanently reinvested or is subject to various state regulatory restrictions which limit the payment of dividends without prior approval. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. Under these laws, the insurance subsidiaries may only make their dividend payments out of unassigned surplus. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting policies. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The insurance holding company laws of the other jurisdictions in which The Hartford’s insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. As of December 31, 2004, the maximum amount of statutory dividends which may be paid by the insurance subsidiaries of the Company in 2005, without prior approval, is $498.

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

Note 14. Pension Plans, Postretirement, Health Care and Life Insurance Benefit and Savings Plans

Pension Plans

The Company’s employees are included in The Hartford’s non-contributory defined benefit pension and postretirement health care and life insurance benefit plans. Defined benefit pension expense, postretirement health care and life insurance benefits expense allocated by The Hartford to Hartford Life Insurance Company, was $20, $19 and $10 in 2004, 2003 and 2002, respectively.

Investment and Savings Plan

Substantially all the Company’s U.S. employees are eligible to participate in The Hartford’s Investment and Savings Plan. The cost to Hartford Life Insurance Company for this plan was approximately $8, $6 and $5 for the years ended December 31, 2004, 2003 and 2002, respectively.

Note 15. Transactions with Affiliates

In connection with a comprehensive evaluation of various capital maintenance and allocation strategies by The Hartford, an intercompany asset sale transaction was completed in April 2003. The transaction resulted in certain of The Hartford’s Property & Casualty subsidiaries selling ownership interests in certain high quality fixed maturity securities to the Company for cash equal to the fair value of the securities as of the effective date of the sale. For the Property and Casualty subsidiaries, the transaction monetized the embedded gain in certain securities on a tax deferred basis to The Hartford because no capital gains tax will be paid until the securities are sold to unaffiliated third parties. The transfer re-deployed to the Company desirable investments without incurring substantial transaction costs that would have been payable in a comparable open market transaction. The fair value of securities transferred was $1.7 billion.

Effective July 7, 2003, the Company and its subsidiary, Hartford Life and Annuity Insurance Company (“HLAI”) entered into an indemnity reinsurance arrangement with Hartford Life and Accident Company (“HLA”). Through this arrangement, both the Company and HLAI will automatically cede 100% of the GMWB’s incurred on variable annuity contracts issued between July 7, 2003 and December 31, 2004 that were otherwise not reinsured. The Company and HLAI, in total, ceded an immaterial amount of premiums to HLA. As of December 31, 2004, HLIC and HLAI, combined, have recorded a reinsurance recoverable from HLA of $(62).

During the third quarter of 2004, Hartford Life introduced fixed MVA annuity products to provide a diversified product portfolio to customers in Japan. The yen based MVA product is written by Hartford Life Insurance KK, a wholly owned Japanese subsidiary of HLA and subsequently reinsured to the Company. As of December 31, 2004, $522 of the account value had been assumed by the Company.

The Company has issued a guarantee to retirees and vested terminated employees (Retirees) of The Hartford Retirement Plan for U.S. Employees (the Plan) who retired or terminated prior to January 1, 2004. The Plan is sponsored by The Hartford. The guarantee is an irrevocable commitment to pay all accrued benefits which the Retiree or the Retiree’s designated beneficiary is entitled to receive under the Plan in the event the Plan assets are insufficient to fund those benefits and The Hartford is unable to provide sufficient assets to fund those benefits. The Company believes that the likelihood that payments will be required under this guarantee is remote.

Note 16. Quarterly Results for 2004 and 2003 (unaudited)

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,

	2004	2003	2004	2003	2004	2003	2004	2003
Revenues	$1,394	$1,018	$1,340	$1,186	$1,453	$1,449	$1,488	$1,215
Benefits, claims and expenses [1]	1,121	888	1,097	970	1,205	1,229	1,240	987
Net income [1],[2],[3]	181	100	180	189	395	167	209	170

[1]	Included in the quarter ended September 30, 2003 is an after-tax benefit of $9 related to the Bancorp litigation dispute.

[2]	Included in the quarter ended June 30, 2003 is a $23 tax benefit primarily related to the favorable treatment of certain tax items arising during the 1996-2000 tax years.

[3]	Included in the quarter ended September 30, 2004 is a $191 tax benefit which relates to agreement with IRS on the resolution of matters pertaining to tax years prior to 2004.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

SCHEDULE I

SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN AFFILIATES

(In millions)	As of December 31, 2004
			Amount at
			which shown on
Type of Investment	Cost	Fair Value	Balance Sheet

Fixed Maturities
Bonds and Notes
U.S. Government and Government agencies and authorities (guaranteed and sponsored)	$774	$789	$789
U.S. Government and Government agencies and authorities (guaranteed and sponsored) – asset-backed	2,430	2,452	2,452
States, municipalities and political subdivisions	675	700	700
International governments	649	707	707
Public utilities	2,040	2,248	2,248
All other corporate including international	19,026	20,587	20,587
All other corporate – asset-backed	13,265	13,588	13,588
Short-term investments	1,619	1,619	1,619
Redeemable preferred stock	1	1	1

Total fixed maturities	40,479	42,691	42,691

Equity Securities
Common stocks
Industrial and miscellaneous	63	70	70
Nonredeemable preferred stocks	109	110	110

Total equity securities	172	180	180

Total fixed maturities and equity securities	40,651	42,871	42,871

Other Investments
Mortgage loans on real estate	794	N/A	794
Policy loans	2,617	N/A	2,617
Investments in partnerships and trusts	291	247	247
Other invested assets	48	42	42

Total other investments	3,750	289	3,700

Total investments	$44,401	$43,160	$46,571

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

SCHEDULE III

SUPPLEMENTARY INSURANCE INFORMATION
For the years ended December 31, 2004, 2003 and 2002

(In million)

				Net	Benefits,		Amortization
		Earned		Realized	Claims and	Insurance	of Deferred
		Premiums	Net	Capital	Claim	expenses	Policy	Dividends
	Policy	And	Investment	Gains	Adjustment	and	Acquisition	To Policy-
Segment	Fees	Other	Income	(Losses)	Expenses	other	Costs	holders

2004
Retail Products Group	$1,592	$(41)	$1,079	$(4)	$1,119	$445	$608	$—
Institutional Solutions Group	297	472	1,044	7	1,510	101	37	27
Individual Life	705	(16)	267	1	424	151	169	2
Other	(2)	69	80	125	58	12	—	—

Consolidated operations	$2,592	484	$2,470	$129	$3,111	$709	$814	$29

2003
Retail Products Group	$1,200	$65	$493	$16	$567	$374	$462	$—
Institutional Solutions Group	292	802	976	12	1,733	80	33	60
Individual Life	677	(6)	222	—	380	147	165	3
Other	—	73	73	(27)	46	24	—	—

Consolidated operations	$2,169	$934	$1,764	$1	$2,726	$625	$660	$63

2002
Retail Products Group	$1,112	$70	$367	$7	$486	$358	$377	$—
Institutional Solutions Group	338	431	958	3	1,356	164	8	62
Individual Life	629	6	224	(1)	393	141	146	3
Other	—	67	23	(285)	40	(13)	—	—

Consolidated operations	$2,079	$574	$1,572	$(276)	$2,275	$650	$531	$65

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

SCHEDULE IV

REINSURANCE

			Assumed		Percentage of
		Ceded to	From		Amount
(In millions)	Gross	Other	Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net

For the year ended December 31, 2004
Life insurance in force	$390,380	$243,718	$3,925	$150,587	2.6%

Fee income, earned premiums and other
Life insurance and annuities	$3,564	$562	$30	$3,032	1.0%
Accident and health insurance	270	245	19	44	43.2%

Total fee income, earned premiums and other	$3,834	$807	$49	$3,076	1.6%

For the year ended December 31, 2003
Life insurance in force	$382,039	$241,111	$3,093	$144,021	2.1%

Fee income, earned premiums and other
Life insurance and annuities	$3,514	$486	$37	$3,065	1.2%
Accident and health insurance	266	234	6	38	15.8%

Total fee income, earned premiums and other	$3,780	$720	$43	$3,103	1.4%

For the year ended December 31, 2002
Life insurance in force	$381,324	$247,200	$6,864	$140,988	4.9%

Fee income, earned premiums and other
Life insurance and annuities	$2,928	$351	$41	$2,618	1.6%
Accident and health insurance	396	365	4	35	11.4%

Total fee income, earned premiums and other	$3,324	$716	$45	$2,653	1.7%

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARTFORD LIFE INSURANCE COMPANY
/s/ Ernest M. McNeill Jr
Ernest M. McNeill Jr
Date: February 28, 2005	Vice President and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Thomas M. Marra Thomas M. Marra	President, Chief Executive Officer, Chairman and Director	February 28, 2005
/s/ Lizabeth H. Zlatkus Lizabeth H. Zlatkus	Executive Vice President, Chief Financial Officer and Director	February 28, 2005
/s/ Ernest M. McNeill Jr Ernest M. McNeill Jr	Vice President and Chief Accounting Officer	February 28, 2005
/s/ David A. Carlson David A. Carlson	Director	February 28, 2005
/s/ Michael L.Kalen Michael L.Kalen	Director	February 28, 2005
/s/ John C. Walters John C. Walters	Director	February 28, 2005
/s/ David M. Znamierowski David M. Znamierowski	Director	February 28, 2005

II-1

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

EXHIBITS INDEX

Exhibit #
3.01	Restated Certificate of Incorporation of Hartford Life Insurance Company filed herewith.

3.02	By-Laws of Hartford Life Insurance Company filed herewith.

4.01	Restated Certificate of Incorporation and By-Laws of Hartford Life Insurance Company (included as Exhibits 3.01 and 3.02, respectively).

10.01	Management Agreement among Hartford Life Insurance Company, certain of its affiliates and Hartford Investment Services, Inc. was filed as Exhibit 10.4 to Hartford Life, Inc.’s Form 10-Q filed for the quarter ended June 30, 1997 (File No. 1-12749) and is incorporated herein by reference.

10.02	Management Agreement between Hartford Life Insurance Company and The Hartford Investment Management Company was filed as Exhibit 10.3 to Hartford Life, Inc.’s Form 10-Q filed for the quarter ended June 30, 1997 (File No. 1-12749) and is incorporated herein by reference.

23.01	Consent of Deloitte & Touche, LLP, filed herewith.

31.01	Section 302 Certification of Thomas M. Marra, filed herewith.

31.02	Section 302 Certification of Lizabeth H. Zlatkus, filed herewith.

32.01	Section 906 Certification of Thomas M. Marra, filed herewith.

32.02	Section 906 Certification of Lizabeth H. Zlatkus, filed herewith.

II-2