Form 10-Q
period 2005-03-31
HARTFORD LIFE INSURANCE CO
filed 2005-05-02
CIK 45947

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                        Commission file number 001-32293

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

Yes [ ]   No[X]

As of April 25, 2005 there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant.

The registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

================================================================================

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm                       3

Condensed Consolidated Statements of Income - Three Months Ended
March 31, 2005 and 2004                                                       4

Condensed Consolidated Balance Sheets - As of March 31, 2005
and December 31, 2004                                                         5

Condensed Consolidated Statements of Changes in
Stockholder's Equity - Three Months Ended March 31, 2005 and 2004             6

Condensed Consolidated Statements of Cash Flows - Three
Months Ended March 31, 2005 and 2004                                          7

Notes to Condensed Consolidated Financial Statements                          8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS                                                        17

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           32

ITEM 4.  CONTROLS AND PROCEDURES                                             32

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                    33

ITEM 6. EXHIBITS                                                             34

SIGNATURE                                                                    35

EXHIBITS INDEX                                                               36

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholder of
Hartford Life Insurance Company
Hartford, Connecticut

We have reviewed the accompanying condensed consolidated balance sheet of Hartford Life Insurance Company and subsidiaries (the "Company") as of March 31, 2005, and the related condensed consolidated statements of income, changes in stockholder's equity, and cash flows for the three-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2004, and the related consolidated statements of income, changes in stockholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2005 (which report includes an explanatory paragraph relating to the Company's change in its method of accounting and reporting for certain nontraditional long-duration contracts and for separate accounts in 2004), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE, LLP
Hartford, Connecticut
April 29, 2005

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                       THREE MONTHS
                                                          ENDED
                                                        MARCH 31,
                                                     ---------------
(In millions) (Unaudited)                             2005     2004
-------------------------                            ------   ------
REVENUES
Fee income                                           $  682   $  618
Earned premiums and other                                58      103
Net investment income                                   623      609
Net realized capital gains                               72       64
                                                     ------   ------
   TOTAL REVENUES                                     1,435    1,394
                                                     ------   ------
BENEFITS, CLAIMS AND EXPENSES
Benefits, claims, and claim adjustment expenses         678      744
Insurance expenses and other                            191      164
Amortization of deferred policy acquisition costs
   and present value of future profits                  226      199
Dividends to policyholders                               18       14
                                                     ------   ------
   TOTAL BENEFITS, CLAIMS AND EXPENSES                1,113    1,121
                                                     ------   ------
   INCOME BEFORE INCOME TAX EXPENSE AND CUMULATIVE
      EFFECT OF ACCOUNTING CHANGE                       322      273
Income tax expense                                       81       74
                                                     ------   ------
   INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING
      CHANGE
                                                        241      199
Cumulative effect of accounting change, net of tax       --      (18)
                                                     ------   ------
   NET INCOME                                        $  241   $  181
                                                     ======   ======

         SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          MARCH 31,    DECEMBER 31,
(In millions, except for share data)                        2005          2004
------------------------------------                     -----------   ------------
                                                                (Unaudited)
ASSETS
   Investments
   Fixed maturities, available for sale, at fair value
      (amortized cost of $41,640 and $40,479)             $ 43,161       $ 42,691
   Equity securities, available for sale, at fair
      value (cost of $240 and $171)                            250            179
   Equity securities, held for trading, at fair value            1              1
   Policy loans, at outstanding balance                      2,077          2,617
   Other investments                                         1,154          1,083
                                                          --------       --------
      Total investments                                     46,643         46,571
   Cash                                                        251            216
   Premiums receivable and agents' balances                     20             20
   Reinsurance recoverables                                  1,308          1,460
   Deferred policy acquisition costs and present value
      of future profits                                      6,768          6,453
   Deferred income taxes                                      (585)          (638)
   Goodwill                                                    186            186
   Other assets                                              1,718          1,562
   Separate account assets                                 138,260        139,812
                                                          --------       --------
      TOTAL ASSETS                                        $194,569       $195,642
                                                          ========       ========
LIABILITIES
   Reserve for future policy benefits                     $  7,383       $  7,244
   Other policyholder funds                                 37,726         37,493
   Other liabilities                                         4,281          3,844
   Separate account liabilities                            138,260        139,812
                                                          --------       --------
      TOTAL LIABILITIES                                    187,650        188,393
                                                          ========       ========
STOCKHOLDER'S EQUITY
   Common Stock - 1,000 shares authorized, issued and
      outstanding; par value $5,690                              6              6
   Capital surplus                                           2,240          2,240
   Accumulated other comprehensive income
      Net unrealized capital gains on securities,
         net of tax                                            618            940
      Foreign currency translation adjustments                  (1)            (1)
                                                          --------       --------
   Total accumulated other comprehensive income                617            939
                                                          --------       --------
   Retained earnings                                         4,056          4,064
                                                          --------       --------
      TOTAL STOCKHOLDER'S EQUITY                             6,919          7,249
                                                          ========       ========
         TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY       $194,569       $195,642
                                                          ========       ========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

THREE MONTHS ENDED MARCH 31, 2005

                                                                     ACCUMULATED OTHER
                                                                   COMPREHENSIVE INCOME
                                                         ----------------------------------------
                                                             NET         NET GAIN
                                                          UNREALIZED    (LOSS) ON
                                                           CAPITAL       CASH FLOW      FOREIGN
                                                           GAINS ON       HEDGING       CURRENCY                   TOTAL
                                      COMMON   CAPITAL   SECURITIES,   INSTRUMENTS,   TRANSLATION   RETAINED   STOCKHOLDER'S
   (In millions) (Unaudited)           STOCK   SURPLUS    NET OF TAX    NET OF TAX    ADJUSTMENTS   EARNINGS       EQUITY
   -------------------------          ------   -------   -----------   ------------   -----------   --------   -------------
Balance, December 31, 2004              $6      $2,240     $1,124         $(184)          $(1)       $4,064       $7,249
Comprehensive income
Net income                                                                                              241          241
                                                                                                                  ------
Other comprehensive income, net of
   tax (1)
   Net change in unrealized capital
      gains on securities (2)                                (296)                                                  (296)
   Net loss on cash flow hedging
      instruments                                                           (26)                                     (26)
                                                                                                                  ------
Total other comprehensive income                                                                                    (322)
                                                                                                                  ------
   Total comprehensive income                                                                                        (81)
Dividends declared                                                                                     (249)        (249)
                                       ---      ------     ------         -----           ---        ------       ------
   BALANCE, MARCH 31, 2005              $6      $2,240     $  828         $(210)          $(1)       $4,056       $6,919
                                       ===      ======     ======         =====           ===        ======       ======

THREE MONTHS ENDED MARCH 31, 2004

                                                                     ACCUMULATED OTHER
                                                                   COMPREHENSIVE INCOME
                                                         ----------------------------------------
                                                             NET
                                                          UNREALIZED    NET GAIN ON
                                                           CAPITAL       CASH FLOW      FOREIGN
                                                           GAINS ON       HEDGING       CURRENCY                   TOTAL
                                      COMMON   CAPITAL   SECURITIES,   INSTRUMENTS,   TRANSLATION   RETAINED   STOCKHOLDER'S
   (In millions) (Unaudited)           STOCK   SURPLUS    NET OF TAX    NET OF TAX    ADJUSTMENTS   EARNINGS       EQUITY
   -------------------------          ------   -------   -----------   ------------   -----------   --------   -------------
Balance, December 31, 2003              $6      $2,240      $  728         $(17)          $(1)       $3,648       $6,604
Comprehensive income
Net income                                                                                              181          181
                                                                                                                  ------
Other comprehensive income, net of
   tax (1)
   Cumulative effect of accounting
      change                                                   292                                                   292
   Net change in unrealized capital
      gains on securities (2)                                  355                                                   355
   Net gain on cash flow hedging
      instruments                                                            39                                       39
                                                                                                                  ------
Total other comprehensive income                                                                                     686
                                                                                                                  ------
   Total comprehensive income                                                                                        867
Dividends declared                                                                                     (300)        (300)
                                       ---      ------      ------         ----           ---        ------       ------
   BALANCE, MARCH 31, 2004              $6      $2,240      $1,375         $ 22           $(1)       $3,529       $7,171
                                       ===      ======      ======         ====           ===        ======       ======

(1) Unrealized capital gains on securities is reflected net of tax (benefit) provision and other items of $(159) and $191 for the three months ended March 31, 2005 and 2004, respectively. Net gain (loss) on cash flow hedging instruments is net of tax (benefit) provision of $(14) and $21 for the first quarters ended March 31, 2005 and 2004, respectively. There is no tax effect on cumulative translation adjustments.

(2) Net of reclassification adjustment for gains (losses) realized in net income of $44 and $34 for the first quarters ended March 31, 2005 and 2004, respectively.

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                           ------------------
(In millions) (Unaudited)                                                                    2005      2004
-------------------------                                                                  -------   --------
OPERATING ACTIVITIES
   Net income                                                                              $   241   $   181
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
   Net realized capital (gains) losses                                                         (72)      (64)
   Cumulative effect of adoption of SOP 03-1                                                    --        18
   Amortization of deferred policy acquisition costs and present value of
      future profits                                                                           226       199
   Additions to deferred policy acquisition costs and present value of future profits         (310)     (381)
   Depreciation and amortization (accretion)                                                   (14)       25
   Increase in premiums receivable and agents' balances                                         --        (3)
   Increase (decrease) in other liabilities                                                     17       (50)
   Decrease (increase) in receivables                                                            2      (185)
   Decrease in payables and accruals                                                          (108)     (227)
   Decrease in accrued tax                                                                     (94)       (5)
   Decrease in deferred income tax                                                              62       506
   Amortization of sales inducements                                                            10         6
   Additions to deferred sales inducements                                                     (22)      (33)
   Increase in future policy benefits                                                          139       203
   (Increase) decrease in reinsurance recoverables                                             (14)       12
   Other, net                                                                                  227       216
                                                                                           -------   -------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                                290       418
                                                                                           =======   =======
INVESTING ACTIVITIES
   Purchases of fixed maturity and equity security investments, available-for-sale          (6,913)   (2,520)
   Sales of fixed maturity and equity security investments, available-for-sale               6,017     1,935
   Maturities of fixed maturity and equity security investments, available-for-sale            453       575
   Decrease in other assets                                                                     (1)        1
                                                                                           -------   -------
      NET CASH USED FOR INVESTING ACTIVITIES                                                  (444)       (9)
                                                                                           =======   =======
FINANCING ACTIVITIES
   Dividends paid                                                                             (249)     (300)
   Net (disbursements) receipts for investment and universal life-type contracts charged
      against policyholder accounts                                                            438      (151)
                                                                                           -------   -------
      NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                                     189      (451)
                                                                                           =======   =======
   Net (decrease) increase in cash                                                              35       (42)
   Cash - beginning of period                                                                  216        96
                                                                                           -------   -------
      CASH - END OF PERIOD                                                                 $   251   $    54
                                                                                           =======   =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
NET CASH PAID (RECEIVED) DURING THE PERIOD FOR
Income taxes                                                                               $    53   $    10

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

The accompanying condensed consolidated financial statements and notes as of March 31, 2005, and for the first quarters ended March 31, 2005 and 2004 are unaudited. These financial statements reflect all adjustments (consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods. These financial statements and condensed notes should be read in conjunction with the consolidated financial statements and notes thereto included in Hartford Life Insurance Company's 2004 Form 10-K Annual Report. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

The most significant estimates include those used in determining reserves for future policyholder benefits, deferred policy acquisition costs and present value of future profits, valuation of investments and evaluation of other-than-temporary impairments, income taxes and contingencies.

SIGNIFICANT ACCOUNTING POLICIES

For a description of accounting policies, see Note 2 of Notes to Consolidated Financial Statements included in Hartford Life Insurance Company's 2004 Form 10-K Annual Report.

FUTURE ADOPTION OF ACCOUNTING STANDARDS

In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF Issue No. 03-1"). EITF Issue No. 03-1 was effective for periods beginning after June 15, 2004 and adopts a three-step impairment model for securities within its scope. The three-step model must be applied on a security-by-security basis as follows:

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

Subsequent to an other-than-temporary impairment loss, a debt security should be accounted for in accordance with SOP 03-3, "Accounting for Certain Loans and Debt Securities Acquired in a Transfer" ("SOP 03-3"). SOP 03-3 requires that the amount of a security's expected cash flows in excess of the investor's initial cost or amortized cost investment be recognized as interest income on a level-yield basis over the life of the security. EITF Issue No. 03-1 does not replace the impairment guidance for investments accounted for under EITF Issue No. 99-20, "Recognition of Interest Income and Impairments on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF Issue No. 99-20"), however, it requires investors to determine if a security is other-than-temporarily impaired under EITF Issue No. 03-1 if the security is determined not to be other-than-temporarily impaired under EITF Issue No. 99-20.

In September 2004, the Financial Accounting Standards Board ("FASB") staff issued clarifying guidance for comment in FASB Staff Position ("FSP") EITF Issue No. 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1" ("FSP Issue No. 03-1-a") and subsequently voted to delay the implementation of the impairment measurement and recognition guidance contained in paragraphs 10-20 of EITF Issue No. 03-1.

In April 2005, the FASB and the International Accounting Standards Board ("IASB") added a joint project to their agenda to converge impairment models for financial instruments. The FASB subsequently decided not to redeliberate EITF 03-1.

2. SEGMENT INFORMATION

The Company has three reportable operating segments: Retail Products Group ("Retail"), Institutional Solutions Group ("Institutional"), and Individual Life. The Company evaluates performance based on revenues and net income. For a full discussion of each segment, please refer to Hartford Life Insurance Company's 2004 Form 10-K Annual Report.

                      Retail    Institutional
                     Products     Solutions     Individual
MARCH 31, 2005         Group        Group          Life      Other    Total
------------------   --------   -------------   ----------   -----   ------
THREE MONTHS ENDED
Total revenues         $670          $417          $241       $107   $1,435
Net income              112            37            36         56      241

                      Retail    Institutional
                     Products     Solutions     Individual
MARCH 31, 2004         Group        Group          Life      Other    Total
------------------   --------   -------------   ----------   -----   ------
THREE MONTHS ENDED
Total revenues         $628          $434          $230       $102   $1,394
Net income               76            18            32         55      181

3. INVESTMENTS AND DERIVATIVE INSTRUMENTS

                                                    AS OF MARCH 31, 2005                          AS OF DECEMBER 31, 2004
                                       ---------------------------------------------   ---------------------------------------------
                                                      GROSS        GROSS                              GROSS       GROSS
                                       AMORTIZED   UNREALIZED   UNREALIZED     FAIR    AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                          COST        GAINS       LOSSES      VALUE       COST        GAINS       LOSSES      VALUE
                                       ---------   ----------   ----------   -------   ---------   ----------   ----------   -------
BONDS AND NOTES
Asset-backed securities ("ABS")         $ 6,013      $   59       $ (66)     $ 6,006    $ 5,881      $   72       $ (61)     $ 5,892
Collateralized mortgage obligations
   ("CMOs")
   Agency backed                            713           4          (2)         715        834           9          (3)         840
   Non-agency backed                         95          --          (1)          94         48          --          --           48
Commercial mortgage-backed
   securities ("CMBS")
   Agency backed                             54          --          --           54         54          --          --           54
   Non-agency backed                      7,312         206         (63)       7,455      7,336         329         (17)       7,648
Corporate                                21,921       1,479        (160)      23,240     21,066       1,826         (57)      22,835
Government/Government agencies
   Foreign                                  667          42          (6)         703        649          60          (2)         707
   United States                            797          21         (10)         808        774          19          (4)         789
Mortgage-backed securities ("MBS")        2,056           9         (20)       2,045      1,542          18          (2)       1,558
States, municipalities and political
   subdivisions                             754          34          (5)         783        675          30          (5)         700
Redeemable preferred stock                    1          --          --            1          1          --          --            1
Short-term investments                    1,257          --          --        1,257      1,619          --          --        1,619
                                        -------      ------       -----      -------    -------      ------       -----      -------
   TOTAL FIXED MATURITIES               $41,640      $1,854       $(333)     $43,161    $40,479      $2,363       $(151)     $42,691
                                        =======      ======       =====      =======    =======      ======       =====      =======

DERIVATIVE INSTRUMENTS

The Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards, futures and options designed to achieve one of four Company-approved objectives: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; to control transaction costs; or to enter into replication transactions.

On the date the derivative contract is entered into, the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability ("fair value" hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), (3) a foreign-currency fair value or cash flow hedge ("foreign-currency" hedge), (4) a hedge of a net investment in a foreign operation ("net investment" hedge) or (5) held for other investment and risk management activities, which primarily involve managing asset or liability related risks that do not qualify for hedge accounting treatment.

The Company's derivative transactions are permitted uses of derivatives under the derivatives use plan filed and/or approved, as applicable, by the State of Connecticut and the State of New York insurance departments. The Company does not make a market or trade in these instruments for the express purpose of earning short-term trading profits.

For a detailed discussion of the Company's use of derivative instruments, see Notes 2 and 4 of Notes to Consolidated Financial Statements included in Hartford Life Insurance Company's 2004 Form 10-K Annual Report.

Derivative instruments are recorded at fair value and presented in the condensed consolidated balance sheets as follows:

                                 MARCH 31, 2005         DECEMBER 31, 2004
                               ------------------   ------------------------
                                ASSET   LIABILITY                  LIABILITY
                               VALUES     VALUES    ASSET VALUES     VALUES
                               ------   ---------   ------------   ---------
Other investments               $ 31       $ --         $ 42          $ --
Reinsurance recoverables          --        136           --           129
Other policyholder funds and
   benefits payable              136         --          129            --
Fixed maturities                  --          1            4            --
Other liabilities                 --        469           --           449
                                ----       ----         ----          ----
Total                           $167       $606         $175          $578
                                ====       ====         ====          ====

The following table summarizes the notional amount and fair value of derivatives by hedge designation as of March 31, 2005 and December 31, 2004. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and are not necessarily reflective of credit risk. The fair value amounts of derivative assets and liabilities are presented on a net basis in the following table.

                                MARCH 31, 2005        DECEMBER 31, 2004
                            ---------------------   ---------------------
                            NOTIONAL                NOTIONAL
                             AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                            --------   ----------   --------   ----------
Cash flow hedge              $ 6,619     $(412)      $ 6,255     $(381)
Fair value hedge                 468       (11)          349        (6)
Other investment and risk
   management activities      62,473       (16)       58,130       (16)
                             -------     -----       -------     -----
   Total                     $69,560     $(439)      $64,734     $(403)
                             =======     =====       =======     =====

The increase in notional amount since December 31, 2004 is primarily due to new hedging strategies. The decrease in net fair value of derivative instruments since December 31, 2004 was primarily due to rising interest rates during 2005.

During the first quarter of 2005, the Company entered into interest rate swap agreements with a combined notional and fair value of $122 and $(2), respectively, to hedge variability in certain variable rate contracts. These swaps convert the variable liability payment (e.g. based off of the Consumer Price Index) to a variable rate, London-Interbank Offered Rate ("LIBOR"), to better match the cash receipts earned from the supporting investment portfolio. Certain of these swap agreements are designated as cash flow hedges and have a notional and fair value of $75 and $(1), respectively, as of March 31, 2005. In addition, swap agreements that do not receive hedge accounting a notional and fair value of $47 and $(1), respectively, as of March 31, 2005.

For the first quarter ended March 31, 2005, gross gains and losses representing the total ineffectiveness of all fair value and net investment hedges were immaterial. For the first quarter ended March 31, 2005, the Company's net gain and loss representing hedge ineffectiveness on cash flow hedges was $(2), after-tax. For the first quarter ended March 31, 2004, the Company's net gains and losses representing the total ineffectiveness of all cash flow, fair value and net investment hedges were immaterial.

The total change in value for other derivative-based strategies which do not qualify for hedge accounting treatment, including periodic net coupon settlements, are reported as net realized capital gains and losses in the condensed consolidated statements of income. For the first quarter ended March 31, 2005 and 2004, the Company recognized an after-tax net gain of $3 and $8, respectively, for derivative-based strategies, which do not qualify for hedge accounting treatment.

As of March 31, 2005, the after-tax deferred net gains on derivative instruments accumulated in AOCI that are expected to be reclassified to earnings during the next twelve months are $1. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable rate debt) is twenty-four months. For the first quarter ended March 31, 2005 and 2004, the net reclassifications from AOCI to earnings resulting from the discontinuance of cash flow hedges were immaterial.

4. DEFERRED POLICY ACQUISITION COSTS AND PRESENT VALUE OF FUTURE PROFITS

Changes in deferred policy acquisition costs and present value of future profits is as follows:

                                                            2005     2004
                                                           ------   ------
BALANCE, JANUARY 1                                         $6,453   $6,088
Capitalization                                                310      381
Amortization - Deferred  Policy Acquisitions costs           (217)    (191)
Amortization - Present Value of Future Profits                 (9)      (8)
Amortization - Realized Capital Gains/(Losses)                 (5)      (5)
Adjustments to unrealized gains and losses on securities
   available-for-sale and other                               236     (241)
Cumulative effect of accounting changes (SOP 03-1) [1]         --     (105)
                                                           ------   ------
BALANCE, MARCH 31                                          $6,768   $5,919
                                                           ======   ======

[1] For the three months ended March 31, 2004, represents the Company's adoption of American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-1").

5. SEPARATE ACCOUNTS, DEATH BENEFITS AND OTHER INSURANCE BENEFIT FEATURES

Many of the variable annuity contracts issued by the Company offer various guaranteed minimum death and withdrawal benefits. Guaranteed minimum death benefits are offered in various forms as described in the footnotes to the table below. The Company currently reinsures a significant portion of the death benefit guarantees associated with its in-force block of business. Upon adoption of SOP 03-1, the Company recorded a liability for guaranteed minimum death benefits ("GMDB") of $217 and a related reinsurance recoverable asset of $108.

Changes in the gross guaranteed minimum death benefit ("GMDB") liability balance sold with annuity products were as follows:

                                          GMDB [1]
                                          --------
LIABILITY BALANCE AS OF JANUARY 1, 2005     $174
Incurred                                      32
Paid                                          38
                                            ----
LIABILITY BALANCE AS OF MARCH 31, 2005      $168
                                            ====

[1] The reinsurance recoverable asset, related to the GMDB was $55 as of March 31, 2005.

                                                          GMDB [1]
                                                          --------
LIABILITY BALANCE UPON ADOPTION - AS OF JANUARY 1, 2004     $217
Incurred                                                     123
Paid                                                         166
                                                            ----
LIABILITY BALANCE AS OF DECEMBER 31, 2004                   $174
                                                            ====

[1] The reinsurance recoverable asset, related to the GMDB was $108 upon adoption of SOP 03-1 and $64 as of December 31, 2004.

The net GMDB liability is established by estimating the expected value of net reinsurance costs and death benefits in excess of the projected account balance. The excess death benefits and net reinsurance costs are recognized ratably over the accumulation period based on total expected assessments. The GMDB liabilities are recorded in Future Policy Benefits on the Company's balance sheet. Changes in the GMDB liability are recorded in Benefits, Claims and Claims Adjustment Expenses on the Company's statement of income. The Company regularly evaluates estimates used and adjusts the additional liability balances, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised.

The following table provides details concerning GMDB exposure as of March 31, 2005:

            BREAKDOWN OF VARIABLE ANNUITY ACCOUNT VALUE BY GMDB TYPE

                                                                              RETAINED NET   WEIGHTED AVERAGE
                                                       ACCOUNT   NET AMOUNT      AMOUNT       ATTAINED AGE OF
MAXIMUM ANNIVERSARY VALUE (MAV) [1]                     VALUE      AT RISK      AT RISK         ANNUITANT
-----------------------------------                   --------   ----------   ------------   ----------------
   MAV only                                           $ 58,807     $7,015        $  804              63
   With 5% rollup [2]                                    4,025        642           121              62
   With Earnings Protection Benefit Rider (EPB) [3]      4,985        193            42              60
   With 5% rollup & EPB                                  1,442        122            21              61
                                                      --------     ------        ------             ---
   Total MAV                                            69,259      7,972           988              63
Asset Protection Benefit (APB) [4]                      18,885         71            41              61
Ratchet [5] (5 years)                                       38          3            --              66
Reset [6] (5-7 years)                                    7,759        690           690              64
Return of Premium [7]/Other                              8,263         53            53              49
                                                      --------     ------        ------             ---
   TOTAL                                              $104,204     $8,789        $1,772              62
                                                      ========     ======        ======             ===

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

As of March 31, 2005 and December 31, 2004, the embedded derivative asset recorded for GMWB, before reinsurance, was $136 and $129, respectively. During the three months ended March 31, 2005 and 2004, the change in value of the GMWB, before reinsurance, reported in realized gains (losses) was $19 and $(27), respectively. There were no payments made for the GMWB during the three months ended March 31, 2005 and 2004.

6. COMMITMENTS AND CONTINGENCIES

LITIGATION

The Hartford Financial Services Group, Inc. and its consolidated subsidiaries ("The Hartford") is involved in various legal actions arising in the ordinary course of business, some of which assert claims for substantial amounts. These actions include, among others, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, improper sales practices in connection with the sale of life insurance and other investment products; and improper fee arrangements in connection with mutual funds. The Hartford also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to the consolidated financial condition of the Company. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company's consolidated results of operations or cash flows in particular quarterly or annual periods.

Broker Compensation Litigation - On October 14, 2004, the New York Attorney General's Office filed a civil complaint (the "NYAG Complaint") against Marsh Inc. and Marsh & McLennan Companies, Inc. (collectively, "Marsh") alleging, among other things, that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them. The Hartford was not joined as a defendant in the action, which has since settled. Since the filing of the NYAG Complaint, several private actions have been filed against The Hartford asserting claims arising from the allegations of the NYAG Complaint.

Two securities class actions, now consolidated, have been filed in the United States District Court for the District of Connecticut alleging claims against The Hartford and certain of its executive officers under Section 10(b) of the Securities Exchange Act and SEC Rule 10b-5. The consolidated amended complaint alleges on behalf of a putative class of shareholders that The Hartford and the four named individual defendants, as control persons of The Hartford, failed to disclose to the investing public that The Hartford's business and growth was predicated on the unlawful activity alleged in the NYAG Complaint. The class period alleged is August 6, 2003 through October 13, 2004, the day before the NYAG Complaint was filed. The complaint seeks damages and attorneys' fees. The Hartford and the individual defendants dispute the allegations and intend to defend these actions vigorously.

In addition, three putative class actions, now consolidated, have been filed in the same court on behalf of participants in The Hartford's 401(k) plan against The Hartford, Hartford Fire Insurance Company, The Hartford's Pension Fund Trust and Investment Committee, The Hartford's Pension Administration Committee, The Hartford's Chief Financial Officer, and John/Jane Does 1-15. The suits assert claims under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), alleging that The Hartford and the other named defendants breached their fiduciary duties to plan participants by, among other things, failing to inform them of the risk associated with investment in The Hartford's stock as a result of the activity alleged in the NYAG Complaint. The class period alleged is November 5, 2003 through the present. The complaints seek restitution of losses to the plan, declaratory and injunctive relief, and attorneys' fees. All defendants dispute the allegations and intend to defend these actions vigorously.

Two corporate derivative actions, now consolidated, also have been filed in the same court. The consolidated amended complaint, brought by a shareholder on behalf of The Hartford against its directors and an executive officer, alleges that the defendants knew adverse non-public information about the activities alleged in the NYAG Complaint and concealed and misappropriated that information to make profitable stock trades, thereby breaching their fiduciary duties, abusing their control, committing gross mismanagement, wasting corporate assets, and unjustly enriching themselves. The complaint seeks damages, injunctive relief, disgorgement, and attorneys' fees. All defendants dispute the allegations and intend to defend these actions vigorously.

Ten putative class actions also have been filed by alleged policyholders in federal district courts against several brokers and insurers, including The Hartford. These actions assert, on behalf of a class of persons who purchased insurance through the broker defendants, claims under the Sherman Act and state law, and in some cases the Racketeer Influenced and Corrupt Organizations Act ("RICO"), arising from the conduct alleged in the NYAG Complaint. The class period alleged is 1994 through the date of class certification, which has not yet occurred. The complaints seek treble damages, injunctive and declaratory relief, and attorneys' fees. Pursuant to an order of the Judicial Panel on Multidistrict Litigation, it is likely that the venue for all of these actions will be the United States District Court for the District of New Jersey. Putative class actions also have been filed in the Circuit Court for Cook County, Illinois, Chancery Division and in the Circuit Court for Seminole County, Florida, Civil Division, on behalf of a class of all persons who purchased insurance from defendant insurers, including Hartford entities. These state court actions assert unjust enrichment claims and violations of state unfair trade practices acts arising from the conduct alleged in the NYAG Complaint and seek remedies including restitution of premiums, and, in the Illinois action, imposition of a constructive trust, and declaratory and injunctive relief. The class period alleged is 1994 through the present. The Hartford has removed both actions to federal court, but the plaintiffs have moved to remand the actions to the respective state courts. The plaintiffs' motion to remand the Illinois action was denied; the remand motion in the Florida action has not been decided. The Hartford disputes the allegations in all of these actions and intends to defend the actions vigorously.

Additional complaints may be filed against The Hartford in various courts alleging claims under federal or state law arising from the conduct alleged in the NYAG Complaint. The Hartford's ultimate liability, if any, in the pending and possible future suits is highly uncertain and subject to contingencies that are not yet known, such as how many suits will be filed, in which courts they will be lodged, what claims they will assert, what the outcome of investigations by the New York Attorney General's Office and other regulatory agencies will be, the success of defenses that The Hartford may assert, and the amount of recoverable damages if liability is established. In the opinion of management, it is possible that an adverse outcome in one or more of these suits could have a material adverse effect on the Company's consolidated results of operations or cash flows in particular quarterly or annual periods.

REGULATORY DEVELOPMENTS

In June 2004, The Hartford received a subpoena from the New York Attorney General's Office in connection with its inquiry into compensation arrangements between brokers and carriers. In mid-September 2004 and subsequently, The Hartford has received additional subpoenas from the New York Attorney General's Office, which relate more specifically to possible anti-competitive activity among brokers and insurers. Since the beginning of October 2004, The Hartford has received subpoenas or other information requests from Attorneys General and regulatory agencies in more than a dozen jurisdictions regarding broker compensation and possible anti-competitive activity. The Hartford may receive additional subpoenas and other information requests from Attorneys General or other regulatory agencies regarding similar issues. The Hartford also has received a subpoena from the New York Attorney General's Office requesting information related to The Hartford's underwriting practices with respect to legal professional liability insurance. In addition, The Hartford has received a request for information from the New York Attorney General's Office concerning The Hartford's compensation arrangements in connection with the administration of workers compensation plans. The Hartford intends to continue cooperating fully with these investigations, and is conducting an internal review, with the assistance of outside counsel, regarding broker compensation issues in its Property & Casualty and Group Benefits operations.

On October 14, 2004, the New York Attorney General's Office filed a civil complaint against Marsh & McLennan Companies, Inc., and Marsh, Inc. (collectively, "Marsh"). The complaint alleges, among other things, that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them. The Hartford was not joined as a defendant in the action, which has since settled. Although no regulatory action has been initiated against The Hartford in connection with the allegations described in the civil complaint, it is possible that the New York Attorney General's Office or one or more other regulatory agencies may pursue action against The Hartford or one or more of its employees in the future. The potential timing of any such action is difficult to predict. If such an action is brought, it could have a material adverse effect on The Hartford.

On October 29, 2004, the New York Attorney General's Office informed The Hartford that the Attorney General is conducting an investigation with respect to the timing of the previously disclosed sale by Thomas Marra, a director and executive officer of The Hartford, of 217,074 shares of The Hartford's common stock on September 21, 2004. The sale occurred shortly after the issuance of two additional subpoenas dated September 17, 2004 by the New York Attorney General's Office. The Hartford has engaged outside counsel to review the circumstances related to the transaction and is fully cooperating with the New York Attorney General's Office. On the basis of the review, The Hartford has determined that Mr. Marra complied with The Hartford's applicable internal trading procedures and has found no indication that Mr. Marra was aware of the additional subpoenas at the time of the sale.

There continues to be significant federal and state regulatory activity relating to financial services companies, particularly mutual funds companies. These regulatory inquiries have focused on a number of mutual fund issues, including market timing and late trading, revenue sharing and directed brokerage, fees, transfer agents and other fund service providers, and other mutual-fund related issues. The Hartford has received requests for information and subpoenas from the SEC, subpoenas from the New York Attorney General's Office, a subpoena from the Connecticut Attorney General's Office, requests for information from the Connecticut Securities and Investments Division of the Department of Banking, and requests for information from the New York Department of Insurance, in each case requesting documentation and other information regarding various mutual fund regulatory issues.

The SEC's Division of Enforcement and the New York Attorney General's Office are investigating aspects of The Hartford's variable annuity and mutual fund operations related to market timing. The Hartford's mutual funds are available for purchase by the separate accounts of different variable universal life insurance policies, variable annuity products, and funding agreements, and they are offered directly to certain qualified retirement plans. Although existing products contain transfer restrictions between subaccounts, some products, particularly older variable annuity products, do not contain restrictions on the frequency of transfers. In addition, as a result of the settlement of litigation against The Hartford with respect to certain owners of older variable annuity products, The Hartford's ability to restrict transfers by these owners is limited. In February 2005, The Hartford agreed in principle with the Boards of Directors of the mutual funds to indemnify the mutual funds for any material harm caused to the funds from frequent trading by these owners. The specific terms of the indemnification have not been determined.

The SEC's Division of Enforcement also is investigating aspects of The Hartford's variable annuity and mutual fund operations related to directed brokerage and revenue sharing. The Hartford discontinued the use of directed brokerage in recognition of mutual fund sales in late 2003. The Hartford also has received subpoenas from the New York Attorney General's Office and the Connecticut Attorney General's Office requesting information related to The Hartford's group annuity products. The Hartford continues to cooperate fully with the SEC, the New York Attorney General's Office and other regulatory agencies.

To date, neither the SEC's and New York Attorney General's market timing investigation nor the SEC's directed brokerage investigation has resulted in either regulator initiating any formal action against The Hartford. However, The Hartford believes that the SEC and the New York Attorney General's Office are likely to take some action against The Hartford at the conclusion of the respective investigations. The potential timing of any such action is difficult to predict. Based on The Hartford's discussions with the SEC and the New York Attorney General's Office and its own analysis, Hartford Life, Inc. ("Hartford Life"), an indirect subsidiary of The Hartford, recorded a charge of $66 to establish a reserve for these matters during the first quarter of 2005. This reserve is an estimate; in view of the uncertainties regarding the timing and outcome of any payments relating to these types of regulatory investigations, as well as the tax-deductibility, if any, and any potential deferred acquisition cost effects (though no deferred acquisition cost effects are included in this estimate) that may be applicable, it is possible that the ultimate cost to Hartford Life of these matters may exceed or be below the reserve amount, perhaps by a significant amount. It is reasonably possible that the Company, an indirect subsidiary of Hartford Life, may ultimately be liable for all or a portion of the ultimate cost to Hartford Life. However, the ultimate liability of the Company, if any, is not reasonably estimable at this time.

7. TRANSACTIONS WITH AFFILIATES

For a description of transactions with affiliates, see Note 15 of Notes to Consolidated Financial Statements included in Hartford Life Insurance Company's 2004 Form 10-K Annual Report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in millions, unless otherwise stated)

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") addresses the financial condition of Hartford Life Insurance Company and its subsidiaries ("Hartford Life Insurance Company" or the "Company") as of March 31, 2005, compared with December 31, 2004, and its results of operations for the three months ended March 31, 2005 compared with the equivalent period in 2004. This discussion should be read in conjunction with the MD&A in Hartford Life Insurance Company's 2004 Form 10-K Annual Report.

Certain of the statements contained herein are forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company's control and have been made based upon management's expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of various factors. These factors include: the possible occurrence of terrorist attacks; the response of reinsurance companies under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect the Company against losses; changes in the stock markets, interest rates or other financial markets, including the potential effect on the Company's statutory capital levels; the inability to effectively mitigate the impact of equity market volatility on the Company's financial position and results of operations arising from obligations under annuity product guarantees; the difficulty in predicting the Company's potential exposure arising out of regulatory proceedings or private claims relating to incentive compensation or payments made to brokers or other producers and alleged anti-competitive conduct; the uncertain effect on the Company of regulatory and market-driven changes in practices relating to the payment of incentive compensation to brokers and other producers, including changes that have been announced and those which may occur in the future; the possibility of more unfavorable loss experience than anticipated; stronger than anticipated competitive activity; unfavorable judicial or legislative developments, including the possibility that the Terrorism Risk Insurance Act of 2002 is not extended beyond 2005; the potential effect of domestic and foreign regulatory developments, including those which could increase the Company's business costs and required capital levels; the possibility of general economic and business conditions that are less favorable than anticipated; the Company's ability to distribute its products through distribution channels, both current and future; the uncertain effects of emerging claim and coverage issues; the effect of assessments and other surcharges for guaranty funds; a downgrade in the Company's claims-paying, financial strength or credit ratings; the ability of the Company's subsidiaries to pay dividends to the Company; and other factors described in such forward-looking statements.

INDEX

Overview                                                 17
Critical Accounting Estimates                            21
Consolidated Results of Operations - Operating Summary   24
Retail Products Group                                    25
Institutional Solutions Group                            26
Individual Life                                          27
Investments                                              27
Investment Credit Risk                                   29
Capital Markets Risk Management                          31
Capital Resources and Liquidity                          31
Accounting Standards                                     32

OVERVIEW

The Company has three reportable operating segments: Retail Products Group, Institutional Solutions Group and Individual Life. The Company provides investment and retirement products such as variable and fixed annuities and retirement plan services and other institutional investment products; structured settlements; private placement life insurance; individual life insurance products including variable universal life, universal life, interest sensitive whole life and term life.

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

The Company's profitability in its variable annuity and to a lesser extent, variable universal life businesses depends largely on the amount of the contract holder account value on which it earns fees and the level of fees charged. Changes in account value are driven by two main factors: net flows, which measure the success of the Company's asset gathering and retention efforts and the market return of the funds, which is heavily influenced by the return on the equity markets. Net flows are comprised of new sales and other deposits less surrenders, death benefits, policy charges and annuitizations of investment type contracts, for instance variable annuity contracts. The Company uses the average daily value of the S&P 500 Index as an indicator for evaluating market returns of the underlying account portfolios in the United States. Relative profitability of variable products is highly correlated to the growth in account values since these products generally earn fee income on a daily basis. Thus, a prolonged downturn in the financial markets could reduce revenues and potentially raise the possibility of a charge against deferred policy acquisition costs.

The profitability of the Company's fixed annuities and other spread based products depends largely on its ability to earn target spreads between earned investment rates on its general account assets and interest credited to policyholders. Profitability is also influenced by operating expense management including the benefits of economies of scale in the administration of its United States variable annuity businesses in particular. In addition, the size and persistency of gross profits from these businesses is an important driver of earnings as it affects the rate of amortization of the deferred policy acquisition costs.

The Company's profitability in its individual life insurance business depends largely on the size of its in force block, the adequacy of product pricing and underwriting discipline, actual mortality experience, and the efficiency of its claims and expense management.

PERFORMANCE MEASURES

Fee Income

Fee income is largely driven from amounts collected as a result of contractually defined percentages of assets under management on investment type contracts. These fees are generally collected on a daily basis from the contract holder's account. For individual life insurance products, fees are contractually defined percentages based on levels of insurance, age, premiums and deposits collected and contractholder account value. Life insurance fees are generally collected on a monthly basis. Therefore, the growth in assets under management either through positive net flows and favorable equity market performance will have a favorable impact on fee income. Conversely, negative net flows and unfavorable equity market performance will reduce fee income generated from investment type contracts.

                                                            AS OF AND FOR THE
                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                           -------------------
                                                             2005       2004
                                                           --------   --------
PRODUCT/KEY INDICATOR INFORMATION
VARIABLE ANNUITIES
   Account value, beginning of period                      $ 99,617   $ 86,501
   Net flows                                                    412      2,201
   Change in market value                                    (1,958)     1,684
   Account Value, end of period                            $ 98,071   $ 90,386
INDIVIDUAL LIFE INSURANCE
   Variable universal life account value                   $  5,249   $  4,797
   Total life insurance inforce                             136,716    126,900
S&P 500 INDEX
   Period end closing value                                   1,181      1,126
   Daily average value                                        1,192      1,132

     - The increase in assets under management and average account values can be attributed to market appreciation and net flows over the past four quarters, with most of the growth occurring in the fourth quarter of 2004.

     - Net flows for the variable annuity business have slowed due to lower sales levels and higher surrender levels.

     - The change in market value will be volatile based on market conditions.

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

                                                THREE MONTHS
                                               ENDED MARCH 31,
                                              ----------------
                                               2005       2004
                                              -----      -----
RETAIL PRODUCTS GROUP
Insurance expenses, net of deferrals          $ 120      $ 101
Expense ratio (individual annuity)             17.8 bps   18.5 bps
DAC amortization ratio (individual annuity)    50.0%      51.4%

INDIVIDUAL LIFE
Death benefits                                $  59      $  55
Insurance expenses, net of deferrals          $  38      $  37

     - Retail Products Group's expense ratios continue to benefit from the Company's economies of scale in the variable annuity business.

Profitability

Management evaluates the rates of return various businesses can provide as a way of determining where additional capital is invested to increase net income and shareholder returns. Specifically, because of the importance of its individual annuity products, the Company uses the return on assets for the individual annuity business for evaluating profitability.

RATIOS                                2005      2004
------                                ----      ----
RETAIL PRODUCTS GROUP
Individual annuity return on assets   50.2 bps  36.9 bps

     - Return on assets increased from prior year due to higher income as a result of market appreciation and growth in assets under management and the change in accounting recorded in 2004.

REGULATORY DEVELOPMENTS

In June 2004, The Hartford received a subpoena from the New York Attorney General's Office in connection with its inquiry into compensation arrangements between brokers and carriers. In mid-September 2004 and subsequently, The Hartford has received additional subpoenas from the New York Attorney General's Office, which relate more specifically to possible anti-competitive activity among brokers and insurers. Since the beginning of October 2004, The Hartford has received subpoenas or other information requests from Attorneys General and regulatory agencies in more than a dozen jurisdictions regarding broker compensation and possible anti-competitive activity. The Hartford may receive additional subpoenas and other information requests from Attorneys General or other regulatory agencies regarding similar issues. The Hartford also has received a subpoena from the New York Attorney General's Office requesting information related to The Hartford's underwriting practices with respect to legal professional liability insurance. In addition, The Hartford has received a request for information from the New York Attorney General's Office concerning The Hartford's compensation arrangements in connection with the administration of workers compensation plans. The Hartford intends to continue cooperating fully with these investigations, and is conducting an internal review, with the assistance of outside counsel, regarding broker compensation issues in its Property & Casualty and Group Benefits operations.

On October 14, 2004, the New York Attorney General's Office filed a civil complaint against Marsh & McLennan Companies, Inc., and Marsh, Inc. (collectively, "Marsh"). The complaint alleges, among other things, that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them. The Hartford was not joined as a defendant in the action, which has since settled. Although no regulatory action has been initiated against The Hartford in connection with the allegations described in the civil complaint, it is possible that the New York Attorney General's Office or one or more other regulatory agencies may pursue action against The Hartford or one or more of its employees in the future. The potential timing of any such action is difficult to predict. If such an action is brought, it could have a material adverse effect on The Hartford.

On October 29, 2004, the New York Attorney General's Office informed The Hartford that the Attorney General is conducting an investigation with respect to the timing of the previously disclosed sale by Thomas Marra, a director and executive officer of The Hartford, of 217,074 shares of The Hartford's common stock on September 21, 2004. The sale occurred shortly after the issuance of two additional subpoenas dated September 17, 2004 by the New York Attorney General's Office. The Hartford has engaged outside counsel to review the circumstances related to the transaction and is fully cooperating with the New York Attorney General's Office.

On the basis of the review, The Hartford has determined that Mr. Marra complied with The Hartford's applicable internal trading procedures and has found no indication that Mr. Marra was aware of the additional subpoenas at the time of the sale.

There continues to be significant federal and state regulatory activity relating to financial services companies, particularly mutual funds companies. These regulatory inquiries have focused on a number of mutual fund issues, including market timing and late trading, revenue sharing and directed brokerage, fees, transfer agents and other fund service providers, and other mutual-fund related issues. The Hartford has received requests for information and subpoenas from the SEC, subpoenas from the New York Attorney General's Office, a subpoena from the Connecticut Attorney General's Office, requests for information from the Connecticut Securities and Investments Division of the Department of Banking, and requests for information from the New York Department of Insurance, in each case requesting documentation and other information regarding various mutual fund regulatory issues.

The SEC's Division of Enforcement and the New York Attorney General's Office are investigating aspects of The Hartford's variable annuity and mutual fund operations related to market timing. The Hartford's mutual funds are available for purchase by the separate accounts of different variable universal life insurance policies, variable annuity products, and funding agreements, and they are offered directly to certain qualified retirement plans. Although existing products contain transfer restrictions between subaccounts, some products, particularly older variable annuity products, do not contain restrictions on the frequency of transfers. In addition, as a result of the settlement of litigation against The Hartford with respect to certain owners of older variable annuity products, The Hartford's ability to restrict transfers by these owners is limited. In February 2005, The Hartford agreed in principle with the Boards of Directors of the mutual funds to indemnify the mutual funds for any material harm caused to the funds from frequent trading by these owners. The specific terms of the indemnification have not been determined.

The SEC's Division of Enforcement also is investigating aspects of The Hartford's variable annuity and mutual fund operations related to directed brokerage and revenue sharing. The Hartford discontinued the use of directed brokerage in recognition of mutual fund sales in late 2003. The Hartford also has received subpoenas from the New York Attorney General's Office and the Connecticut Attorney General's Office requesting information related to The Hartford's group annuity products. The Hartford continues to cooperate fully with the SEC, the New York Attorney General's Office and other regulatory agencies.

To date, neither the SEC's and New York Attorney General's market timing investigation nor the SEC's directed brokerage investigation has resulted in either regulator initiating any formal action against The Hartford. However, The Hartford believes that the SEC and the New York Attorney General's Office are likely to take some action against The Hartford at the conclusion of the respective investigations. The potential timing of any such action is difficult to predict. Based on The Hartford's discussions with the SEC and the New York Attorney General's Office and its own analysis, Hartford Life, Inc. ("Hartford Life"), an indirect subsidiary of The Hartford, recorded a charge of $66 to establish a reserve for these matters during the first quarter of 2005. This reserve is an estimate; in view of the uncertainties regarding the timing and outcome of any payments relating to these types of regulatory investigations, as well as the tax-deductibility, if any, and any potential deferred acquisition cost effects (though no deferred acquisition cost effects are included in this estimate) that may be applicable, it is possible that the ultimate cost to Hartford Life of these matters may exceed or be below the reserve amount, perhaps by a significant amount. It is reasonably possible that the Company, an indirect subsidiary of Hartford Life, may ultimately be liable for all or a portion of the ultimate cost to Hartford Life. However, the ultimate liability of the Company, if any, is not reasonably estimable at this time.

BROKER COMPENSATION

As The Hartford has disclosed previously, the Company pays brokers and independent agents commissions and other forms of incentive compensation in connection with the sale of many of the Company's insurance products. Since the New York Attorney General's Office filed a civil complaint against Marsh & McLennan Companies, Inc. and Marsh, Inc. (collectively, "Marsh") on October 14, 2004, several of the largest national insurance brokers, including Marsh, Aon Corporation and Willis Group Holdings Limited, have announced that they have discontinued the use of contingent compensation arrangements. Other industry participants may make similar, or different, determinations in the future. In addition, legal, legislative, regulatory, business or other developments may require changes to industry practices relating to incentive compensation. At this time, it is not possible to predict the effect of these announced or potential changes on the Company's business or distribution strategies.

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

The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability; insurance reserves; deferred policy acquisition costs and present value of future profits; the valuation of investments and derivative instruments and the evaluation of other-than-temporary impairments; and contingencies. In developing these estimates management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements. For a discussion of each of these critical accounting estimates, see Hartford Life Insurance Company's Form 10-K Annual Report.

DEFERRED POLICY ACQUISITION COSTS AND PRESENT VALUE OF FUTURE PROFITS

Policy acquisition costs include commissions and certain other expenses that vary with and are primarily associated with acquiring business. Present value of future profits is an intangible asset recorded upon applying purchase accounting in an acquisition of a life insurance company. Deferred policy acquisition costs and the present value of future profits intangible asset are amortized in the same way. Both are amortized over the estimated life of the contracts acquired, usually 20 years. Within the following discussion, deferred policy acquisition costs and the present value of future profits intangible asset will be referred to as "DAC". At March 31, 2005 and December 31, 2004, the carrying value of the Company's DAC was $6.8 billion and $6.5 billion, respectively. For statutory accounting purposes, such costs are expensed as incurred.

DAC related to traditional policies are amortized over the premium-paying period in proportion to the present value of annual expected premium income. DAC related to investment contracts and universal life-type contracts are deferred and amortized using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of estimated gross profits ("EGPs"), arising principally from projected investment, mortality and expense margins and surrender charges. The attributable portion of the DAC amortization is allocated to realized gains and losses on investments. The DAC balance is also adjusted through other comprehensive income by an amount that represents the amortization of deferred policy acquisition costs that would have been required as a charge or credit to operations had unrealized gains and losses on investments been realized. Actual gross profits that vary from management's estimates result in increases or decreases in the rate of amortization, commonly referred to as a true-up, which are recorded in the current period.

The Company regularly evaluates its estimates of future gross profits combined with actual gross profits earned to date to determine if actual experience or other evidence suggests that those earlier estimates of future gross profits should be revised. In the event that the Company were to revise its EGPs, the cumulative DAC amortization would be adjusted to reflect such revised EGPs in the period the revision was determined to be necessary. Several assumptions considered to be significant in the development of EGPs include separate account fund performance, surrender and lapse rates, estimated interest spread and estimated mortality. The separate account fund performance assumption is critical to the development of the EGPs related to the Company's variable annuity and to a lesser extent, variable universal life insurance businesses. The average annual long-term rate of assumed separate account fund performance (before mortality and expense charges) used in estimating gross profits for the variable annuity and variable universal life business was 9% for the three months ended March 31, 2005 and 2004. For other products including fixed annuities and other universal life-type contracts, the average assumed investment yield ranged from 5.7% to 7.9% for the three months ended March 31, 2005 and 2004.

The Company had developed models to evaluate its DAC asset, which allowed it to run a large number of stochastically determined scenarios of separate account fund performance. These scenarios were then utilized to calculate a statistically significant range of reasonable estimates of EGPs. This range was then compared to the present value of EGPs currently utilized in the DAC amortization model. As of March 31, 2005, the present value of the EGPs utilized in the DAC amortization model fall within a reasonable range of statistically calculated present value of EGPs. As a result, the Company does not believe there is sufficient evidence to suggest that a revision to the EGPs (and therefore, a revision to the DAC) as of March 31, 2005 is necessary; however, if in the future the EGPs utilized in the DAC amortization model were to fall outside of the margin of the reasonable range of statistically calculated EGPs, a revision could be necessary. Furthermore, the Company has estimated that the present value of the EGPs is likely to remain within a reasonable range if overall separate account returns decline by 18% or less over the next twelve months, and if certain other assumptions that are implicit in the computations of the EGPs are achieved.

Additionally, the Company continues to perform analyses with respect to the potential impact of a revision to future EGPs. If such a revision to EGPs were deemed necessary, the Company would adjust, as appropriate, all of its assumptions for products accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments", and reproject its future EGPs based on current account values at the end of the quarter in which a revision is deemed to be necessary. To illustrate the effects of this process, assume the Company had concluded that a revision of the Company's EGPs was required at March 31, 2005. If the Company assumed a 9% average long-term rate of growth from March 31, 2005 forward along with other appropriate assumption changes in determining the revised EGPs, the Company estimates the cumulative increase to amortization would be approximately $65-$70, after-tax. If instead the Company were to assume a long-term growth rate of 8% in determining the revised EGPs, the adjustment would be approximately $90-$100, after-tax. Any such adjustment would not affect statutory income or surplus, due to the prescribed accounting for such amounts that is discussed above.

Aside from absolute levels and timing of market performance assumptions, additional factors that will influence this determination include the degree of volatility in separate account fund performance and shifts in asset allocation within the separate account made by policyholders. The overall return generated by the separate account is dependent on several factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds as well as equity sector weightings. The Company's overall separate account fund performance has been reasonably correlated to the overall performance of the S&P 500 Index (which closed at 1,181 on March 31, 2005), although no assurance can be provided that this correlation will continue in the future.

The overall recoverability of the DAC asset is dependent on the future profitability of the business. The Company tests the aggregate recoverability of the DAC asset by comparing the amounts deferred to the present value of total EGPs. In addition, the Company routinely stress tests its DAC asset for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced another significant sell-off, as the majority of policyholders' funds in the separate accounts is invested in the equity market. As of March 31, 2005, the Company believed variable annuity separate account assets could fall by at least 35% before portions of its DAC asset would be unrecoverable.

OTHER CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to the Company's other critical accounting estimates since the filing of the Company's 2004 Form 10-K Annual Report.

CONSOLIDATED RESULTS OF OPERATIONS - OPERATING SUMMARY

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                          ------------------------
OPERATING SUMMARY                                          2005     2004    CHANGE
-----------------                                         ------   ------   ------
Fee income                                                $  682   $  618     10%
Earned premiums                                               58      103    (44%)
Net investment income                                        623      609      2%
Net realized capital gains                                    72       64     13%
                                                          ------   ------    ---
   TOTAL REVENUES                                          1,435    1,394      3%
                                                          ------   ------    ---
Benefits, claims, and claim adjustment expenses              678      744     (9%)
Insurance operating costs and other expenses                 209      178     17%
Amortization of deferred policy acquisition costs
   and present value of future profits                       226      199     14%
                                                          ------   ------    ---
   TOTAL BENEFITS, CLAIMS AND EXPENSES                     1,113    1,121     (1%)
                                                          ------   ------    ---
   INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
      ACCOUNTING CHANGE                                      322      273     18%
Income tax expense                                            81       74      9%
                                                          ------   ------    ---
   INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE      241      199     21%
Cumulative effect of accounting change, net of tax [1]        --      (18)    NM
                                                          ------   ------    ---
   NET INCOME                                             $  241   $  181     33%
                                                          ======   ======    ===

[1] For the three months ended March, 31, 2004, represents the cumulative impact of the Company's adoption of SOP 03-1.

The Company defines "NM" as not meaningful for increases or decreases greater than 200%, or changes from a net gain to a net loss position, or vice versa.

The Company's net income increased due primarily to business growth in all of its segments. Net income in the Retail segment increased 47%, principally driven by higher fee income from growth in the variable annuity business as a result of increasing assets under management. The Institutional segment contributed higher earnings due to first quarter 2005 surrender activity in the leveraged block of the private placement life insurance business, as well as favorable mortality experience and higher investment spreads in the institutional business. Additionally, net income was higher for the Individual Life segment. The increase in Individual Life earnings was primarily driven by growth in account values and life insurance inforce.

RETAIL PRODUCTS GROUP

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                          ----------------------------
OPERATING SUMMARY                                           2005       2004     CHANGE
-----------------                                         --------   --------   ------
Fee income                                                $    440   $    377     17%
Earned premiums                                                (35)       (21)   (67%)
Net investment income                                          265        272     (3%)
                                                          --------   --------    ---
   TOTAL REVENUES                                              670        628      7%
                                                          --------   --------    ---
Benefits, claims, and claim adjustment expenses                247        257     (4%)
Insurance operating costs and other expenses                   120        101     19%
Amortization of deferred policy acquisition costs and
   present value of future profits                             174        154     13%
                                                          --------   --------    ---
   TOTAL BENEFITS, CLAIMS AND EXPENSES                         541        512      6%
                                                          --------   --------    ---
   INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
      ACCOUNTING CHANGE                                        129        116     11%
Income tax expense                                              17         21    (19%)
                                                          --------   --------    ---
   INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE        112         95     18%
Cumulative effect of accounting change, net of tax [1]          --        (19)    NM
                                                          --------   --------    ---
   NET INCOME                                             $    112   $     76     47%
                                                          ========   ========    ===

ASSETS UNDER MANAGEMENT
Individual variable annuity account values                $ 98,071   $ 90,386      9%
Individual fixed annuity and other account values           10,946     11,312     (3%)
Other retail products account values                         7,070      5,162     37%
                                                          --------   --------    ---
   TOTAL ACCOUNT VALUES [2]                               $116,087   $106,860      9%
                                                          ========   ========    ===

[1] For the three months ended March 31, 2004, represents the cumulative impact of the Company's adoption of SOP 03-1.

[2] Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.

Net income in the Retail segment increased, principally driven by higher fee income from growth in the assets under management in virtually all businesses of the segment and the cumulative effect of accounting change from the Company's adoption of SOP 03-1 recognized in the first quarter of 2004. Fee income generated by the variable annuity operation increased as average account values were higher in the first quarter of 2005 compared to the prior period. The increase in average account values can be attributed to market appreciation of $4.0 billion over the past four quarters, with most of the growth occurring in the fourth quarter of 2004, and approximately $3.7 billion of net flows over the past four quarters. Another contributing factor to the increase in fee income was the 401(k) business. Assets under management for the 401(k) business grew 37% to $7.1 billion as a result of favorable net flows and market conditions. In addition, the fixed annuity business contributed higher net income, excluding the cumulative effects of accounting change in 2004, due to improved investment spreads from the market value adjusted ("MVA") products. A consequence of the positive earnings drivers discussed above was higher DAC amortization costs due to higher gross profits.

INSTITUTIONAL SOLUTIONS GROUP

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                               --------------------------
OPERATING SUMMARY                                                2005      2004    CHANGE
-----------------                                              -------   -------   ------
Fee income                                                     $    65   $    71     (8%)
Earned premiums                                                     84       109    (23%)
Net investment income                                              268       253      6%
Net realized capital gains                                          --         1     NM
                                                               -------   -------    ---
   TOTAL REVENUES                                                  417       434     (4%)
                                                               -------   -------    ---
Benefits, claims, and claim adjustment expenses                    312       361    (14%)
Insurance operating costs and other expenses                        43        38     13%
Amortization of deferred policy acquisition costs and
   present value of future profits                                   9         9     --
                                                               -------   -------    ---
   TOTAL BENEFITS, CLAIMS AND EXPENSES                             364       408    (11%)
                                                               -------   -------    ---
   INCOME BEFORE INCOME TAXES                                       53        26    104%
Income tax expense                                                  16         8    100%
                                                               -------   -------    ---
   NET INCOME                                                  $    37   $    18    106%
                                                               =======   =======    ===

Institutional account values                                   $15,209   $12,649     20%
Governmental account values                                      9,882     9,243      7%
Private Placement Life Insurance account values
   Variable Products                                            22,641    21,305      6%
   Leveraged COLI                                                1,957     2,537    (23%)
                                                               -------   -------    ---
   Total Private Placement Life Insurance account values [1]    24,598    23,842      3%
                                                               -------   -------    ---
      TOTAL ASSETS UNDER MANAGEMENT                            $49,689   $45,734      9%
                                                               =======   =======    ===

[1] Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.

Net income in the Institutional segment increased, principally driven by higher earnings in the private placement life insurance business ("PPLI") combined with a favorable after-tax mortality gain of $3 and improved investment spreads in the institutional business. The PPLI business contributed higher earnings due primarily to surrender activity of $572 in account value associated with the leveraged COLI product. This increase in surrenders resulted in the recognition of an after-tax deferred gain of $6 in the first quarter of 2005 that was recognized in benefits, claims and claim adjustment expenses. In addition, PPLI reported higher earnings due to favorable mortality experience in the first quarter of 2005. The institutional business earned higher investment spreads due to the growth in average account values within the institutional businesses as a result of positive net flows that were largely attributable to increased sales levels for the funding agreement backed investor notes program. Partially offsetting these increases to net income was lower fee income due to the leveraged COLI product surrender activity discussed above.

INDIVIDUAL LIFE

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                          ------------------------
OPERATING SUMMARY                                          2005     2004    CHANGE
-----------------                                         ------   ------   ------
Fee income and other                                      $  174   $  165      5%
Net investment income                                         67       65      3%
                                                          ------   ------    ---
   TOTAL REVENUES                                            241      230      5%
                                                          ------   ------    ---
Benefits, claims, and claim adjustment expenses              107      108     (1%)
Insurance operating costs and other expenses                  38       37      3%
Amortization of deferred policy acquisition costs and
   present value of future profits                            43       36     19%
                                                          ------   ------    ---
   TOTAL BENEFITS, CLAIMS AND EXPENSES                       188      181      4%
                                                          ------   ------    ---
   INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
      ACCOUNTING CHANGE                                       53       49      8%
Income tax expense                                            17       16      6%
                                                          ------   ------    ---
   INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE       36       33      9%
Cumulative effect of accounting change, net of tax            --       (1)    NM
                                                          ------   ------    ---
   NET INCOME                                             $   36   $   32     13%
                                                          ======   ======    ===

ACCOUNT VALUES

Variable universal life insurance                         $5,249   $4,797      9%
                                                          ------   ------    ---
   TOTAL ACCOUNT VALUES                                   $8,918   $8,313      7%
                                                          ------   ------    ---

Net income in the Individual Life segment increased primarily driven by 8% growth and aging of the life insurance inforce and 7% growth in account value. Fee income included increased cost of insurance charges of $4 and other fee income of $3. These were primarily driven by business growth and aging in the variable universal, universal, and interest sensitive whole life insurance inforce. Variable fee income, also a component of fee income, grew $2 as favorable equity markets and sales added 9% to the variable universal life account value. Investment income grew with the increase in general account assets from continued sales of general account products. Partially offsetting these positive earnings drivers was higher amortization of deferred acquisitions costs as a result of higher gross margins.

INVESTMENTS

General

The investment portfolios are managed by Hartford Investment Management Company ("HIM"), a wholly-owned subsidiary of The Hartford. HIM manages the portfolios to maximize economic value, while attempting to generate the income necessary to support the Company's various product obligations, within internally established objectives, guidelines and risk tolerances. (For a further discussion of how HIM manages the investment portfolios, see the Investments section of the MD&A under the "General" section in Hartford Life Insurance Company's 2004 Form 10-K Annual Report. Also, for a further discussion of how the investment portfolio's credit and market risks are assessed and managed, see the Investment Credit Risk section that follows.)

Return on general account invested assets is an important element of Hartford Life Insurance Company's financial results. Significant fluctuations in the fixed income or equity markets could weaken the Company's financial condition or its results of operations. Additionally, changes in market interest rates may impact the period of time over which certain investments, such as mortgage-backed securities, are repaid and whether certain investments are called by the issuers. Such changes may, in turn, impact the yield on these investments and also may result in reinvestment of funds received from calls and prepayments at rates below the average portfolio yield. Net investment income and net realized capital gains and losses accounted for approximately 49% and 48% of the Company's consolidated revenues for the first quarter ended March 31, 2005 and 2004, respectively.

Fluctuations in interest rates affect the Company's return on, and the fair value of, general account fixed maturity investments, which comprised approximately 93% and 92% of the fair value of its invested assets as of March 31, 2005 and December 31, 2004, respectively. Other events beyond the Company's control could also adversely impact the fair value of these investments. Specifically, a downgrade of an issuer's credit rating or default of payment by an issuer could reduce the Company's investment return.

A decrease in the fair value of any investment that is deemed other-than-temporary would result in the Company's recognition of a net realized capital loss in its financial results prior to the actual sale of the investment. (For a further discussion of the evaluation of other-than-temporary impairments, see the Critical Accounting Estimates section of the MD&A under "Valuation of Investments and Derivative Instruments and Evaluation of Other-Than-Temporary Impairments" section in Hartford Life Insurance Company's 2004 Form 10-K Annual Report.)

The primary investment objective of the Company's general account is to maximize economic value consistent with acceptable risk parameters, including the management of the interest rate sensitivity of invested assets, while generating of sufficient after-tax income to meet policyholder and corporate obligations.

The following table identifies the Company's invested assets by type as of March 31, 2005 and December 31, 2004.

                         COMPOSITION OF INVESTED ASSETS

                                                         MARCH 31, 2005    DECEMBER 31, 2004
                                                       -----------------   -----------------
                                                        AMOUNT   PERCENT    AMOUNT   PERCENT
                                                       -------   -------   -------   -------
Fixed maturities, available-for-sale, at fair value    $43,161     92.5%   $42,691     91.7%
Equity securities, available-for-sale, at fair value       250      0.5%       179      0.4%
Policy loans, at outstanding balance                     2,077      4.5%     2,617      5.6%
Mortgage loans, at cost                                    858      1.8%       794      1.7%
Limited partnerships, at fair value                        265      0.6%       247      0.5%
Other investments                                           32      0.1%        43      0.1%
                                                       -------    -----    -------    -----
TOTAL INVESTMENTS                                      $46,643    100.0%   $46,571    100.0%
                                                       =======    =====    =======    =====

Fixed maturity investments increased $470, or 1%, since December 31, 2004, primarily the result of positive operating cash flow, partially offset by a decrease in fair value due to an increase in interest rates. Policy loans decreased $540, or 21%, since December 31, 2004, as a result of certain policy loan surrenders.

INVESTMENT RESULTS

The following table summarizes the Company's investment results.

                                                           FIRST QUARTER ENDED
                                                                MARCH 31,
                                                           -------------------
(before-tax)                                                   2005   2004
------------                                                   ----   ----
Net investment income - excluding income on policy loans       $587   $565
Policy loan income                                               36     44
                                                               ----   ----
Net investment income - total                                  $623   $609
Yield on average invested assets [1]                            5.7%   5.9%
                                                               ----   ----
Gross gains on sale                                            $ 92   $ 85
Gross losses on sale                                            (45)   (15)
Impairments                                                      (1)    (8)
Other, net [2]                                                   26      2
                                                               ----   ----
Net realized capital gains                                     $ 72   $ 64
                                                               ====   ====

[1] Represents annualized net investment income divided by the monthly weighted average invested assets at cost or amortized cost, as applicable, excluding the collateral received associated with the securities lending program and consolidated variable interest entity minority interests.

[2] Primarily consists of changes in fair value on non-qualifying derivatives and hedge ineffectiveness on qualifying derivative instruments, foreign currency transaction remeasurements, as well as the amortization of deferred acquisition costs related to realized capital gains.

For the first quarter ended March 31, 2005, net investment income, excluding income on policy loans, increased $22, or 4%, compared to the prior year period. The increase in net investment income was primarily due to income earned on a higher average invested assets base, as compared to the respective prior year period. The increase in the average invested assets base, as compared to the prior year period, was primarily due to positive operating cash flows, investment contract sales such as retail and institutional notes, and universal life-type product sales such as individual fixed annuity products sold in Japan. This increase was partially offset by a decrease in the yield on average invested assets.

For the first quarter ended March 31, 2005, the yield on average invested assets decreased slightly from the respective prior year period as a result of new investment purchases at rates below the average portfolio yield due to the continued low interest rate environment and decreased policy loan income. Since the Company invests primarily in long-term fixed rate debt securities, current period changes in long-term interest rates impact the yield on new asset purchases and, therefore, have a gradual impact on the overall portfolio yield. The weighted average yield on new invested asset purchases in the first quarter ended March 31, 2005 of approximately 5.1%, before-tax, continues to be below the average portfolio yield.

Net realized capital gains for the first quarter ended March 31, 2005 increased by $8 compared to the respective prior year period, primarily the result of higher net realized gains on non-qualifying foreign currency derivatives and foreign currency transaction remeasurement, partially offset by lower net realized gains on fixed maturity and equity securities.

Gross gains on sales for the first quarter ended March 31, 2005 were primarily within fixed maturities and were concentrated in the commercial mortgage-backed securities ("CMBS"), corporate and foreign government sectors. The CMBS sales resulted from a decision to divest securities that were backed by a single asset due to the currently scheduled expiration of the Terrorism Risk Insurance Act ("TRIA") at the end of 2005. Gains on these sales were realized as a result of an improved credit environment and interest rate declines from the date of purchase. Foreign government securities were sold in the first quarter of 2005 primarily to reduce the foreign currency exposure in the portfolio due to the expected near term volatility of foreign exchange rates. Gains resulted from the depreciation of the U.S. Dollar against foreign currencies and credit spread tightening. Certain lower quality corporate securities that had appreciated in value as a result of an improved corporate credit environment were sold in order to reposition the corporate holdings into higher quality securities.

Gross losses on sales for the first quarter ended March 31, 2005 were primarily within foreign and U.S. government securities, corporate securities and CMBS with no single security sold at a loss in excess of $4 and an average loss as a percentage of the fixed maturity's amortized cost of less than 2%, which, under the Company's current impairment policy, were deemed to be depressed only to a minor extent.

Gross gains on sales for the first quarter ended March 31, 2004 were primarily from sales of fixed maturity investments in the corporate, foreign government and asset-backed securities ("ABS") sectors. The majority of the sales in the corporate and ABS sectors were the result of portfolio rebalancing that resulted in divesting securities that had appreciated in value due to a decline in interest rates and an improved corporate credit environment. Foreign government securities were sold in the first quarter of 2004 primarily to realize gains associated with the decline in value of the U.S. Dollar against foreign currencies.

Gross losses on sales for the first quarter ended March 31, 2004 were primarily within ABS and corporate securities, with no single security sold at a loss in excess of $5 and an average loss as a percentage of the fixed maturity's amortized cost of less than 4%.

OTHER-THAN-TEMPORARY IMPAIRMENTS

For the first quarter ended March 31, 2005, total other-than-temporary impairments were less than $1, as compared with $8 for the comparable period in 2004.

The Company believes the favorable other-than-temporary impairments trend will depend on continued strong economic fundamentals, continued positive issuer performance, political stability and collateral performance. Adverse issuer specific circumstances may result in future other-than-temporary impairments. (For further discussion of risk factors associated with portfolio sectors with significant unrealized loss positions, see the risk factor commentary under the Fixed Maturity by Type schedule in the Investment Credit Risk section that follows.)

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

Refer to the Investment Credit Risk section of the MD&A in Hartford Life Insurance Company's 2004 Form 10-K Annual Report for a description of the Company's objectives, policies and strategies, including the use of derivative instruments.

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

Hartford Life Insurance Company is not exposed to any credit concentration risk of a single issuer greater than 10% of the Company's stockholders' equity other than certain U.S. government and government agencies.

The following table identifies fixed maturity securities by type, as of March 31, 2005 and December 31, 2004.

                            FIXED MATURITIES BY TYPE

                                                      MARCH 31, 2005
                                 --------------------------------------------------------
                                                                                  PERCENT
                                                                                 OF TOTAL
                                 AMORTIZED   UNREALIZED   UNREALIZED     FAIR      FAIR
                                    COST        GAINS       LOSSES      VALUE      VALUE
                                 ---------   ----------   ----------   -------   --------
ABS                               $ 6,013      $   59       $ (66)     $ 6,006     13.9%
CMBS                                7,366         206         (63)       7,509     17.4%
Collateralized mortgage
   obligations ("CMOs")               808           4          (3)         809      1.9%
Corporate
   Basic industry                   2,080         123         (15)       2,188      5.1%
   Capital goods                    1,402         115          (6)       1,511      3.5%
   Consumer cyclical                2,353          95         (33)       2,415      5.6%
   Consumer non-cyclical            2,325         162         (14)       2,473      5.7%
   Energy                           1,186         100          (5)       1,281      3.0%
   Financial services               6,004         371         (36)       6,339     14.7%
   Technology and
      communications                3,117         249         (27)       3,339      7.7%
   Transportation                     563          36          (3)         596      1.4%
   Utilities                        2,103         200         (11)       2,292      5.3%
   Other                              788          28         (10)         806      1.9%
Government/Government
   agencies
   Foreign                            667          42          (6)         703      1.6%
   United States                      797          21         (10)         808      1.9%
Mortgage-backed
   securities ("MBS") - agency      2,056           9         (20)       2,045      4.7%
Municipals                            754          34          (5)         783      1.8%
Redeemable preferred stock              1          --          --            1       --
Short-term                          1,257          --          --        1,257      2.9%
                                  -------      ------       -----      -------    -----
TOTAL FIXED MATURITIES            $41,640      $1,854       $(333)     $43,161    100.0%
                                  =======      ======       =====      =======    =====

                                                    DECEMBER 31, 2004
                                 --------------------------------------------------------
                                                                                  PERCENT
                                                                                 OF TOTAL
                                 AMORTIZED   UNREALIZED   UNREALIZED     FAIR      FAIR
                                    COST        GAINS       LOSSES      VALUE      VALUE
                                 ---------   ----------   ----------   -------   --------
ABS                               $ 5,881      $   72       $ (61)     $ 5,892     13.8%
CMBS                                7,390         329         (17)       7,702     18.0%
Collateralized mortgage
   obligations ("CMOs")               882           9          (3)         888      2.1%
Corporate
   Basic industry                   2,130         171          (5)       2,296      5.4%
   Capital goods                    1,324         118          (4)       1,438      3.4%
   Consumer cyclical                2,194         158          (5)       2,347      5.5%
   Consumer non-cyclical            2,294         196          (4)       2,486      5.8%
   Energy                           1,172         116          (1)       1,287      3.0%
   Financial services               5,419         448         (18)       5,849     13.7%
   Technology and
      communications                3,197         314         (10)       3,501      8.2%
   Transportation                     586          44          (1)         629      1.5%
   Utilities                        2,040         215          (7)       2,248      5.3%
   Other                              710          46          (2)         754      1.8%
Government/Government
   agencies
   Foreign                            649          60          (2)         707      1.7%
   United States                      774          19          (4)         789      1.8%
Mortgage-backed
   securities ("MBS") - agency      1,542          18          (2)       1,558      3.6%
Municipals                            675          30          (5)         700      1.6%
Redeemable preferred stock              1          --          --            1       --
Short-term                          1,619          --          --        1,619      3.8%
                                  -------      ------       -----      -------    -----
TOTAL FIXED MATURITIES            $40,479      $2,363       $(151)     $42,691    100.0%
                                  =======      ======       =====      =======    =====

The Company's fixed maturity portfolio gross unrealized gains and losses as of March 31, 2005 in comparison to December 31, 2004 were primarily impacted by changes in interest rates and security sales. The Company's fixed maturity gross unrealized gains decreased $509 from December 31, 2004 to March 31, 2005 primarily due to an increase in interest rates and, to a lesser extent, sales of securities in a gain position. The gross unrealized loss amount increased by $182 from December 31, 2004 to March 31, 2005 primarily due to interest rate increases partially offset by asset sales.

The sectors with the most significant concentration of unrealized losses were CMBS, ABS supported by aircraft lease receivables and corporate fixed maturities primarily within the financial services and consumer cyclical sectors. The Company's current view of risk factors relative to these fixed maturity types is as follows:

CMBS -- The increase in the unrealized loss position during first quarter 2005 was primarily the result of an increase in interest rates. Substantially all of these securities are investment grade securities priced at or greater than 90% of amortized cost as of March 31, 2005. Additional changes in fair value of these securities are primarily dependent on future changes in interest rates.

AIRCRAFT LEASE RECEIVABLES -- The unrealized loss was $52 at March 31, 2005 compared to $50 for December 31, 2004. Although worldwide travel and aircraft demand has improved, uncertainty surrounding the stability of domestic airlines continues to weigh heavily on these securities. Airline operating costs, including fuel and certain employee benefits costs, continue to adversely impact this sector. Because of the valuation of the underlying collateral, the Company expects to receive principal and interest payments, however, additional price recovery will depend on continued improvement in economic fundamentals, political stability and airline operating performance.

FINANCIAL SERVICES -- The increase in the unrealized loss as of March 31, 2005 in comparison to December 31, 2004 is primarily due to an increase in interest rates. As of March 31, 2005, the Company held approximately 45 different securities in the financial services sector that had been in an unrealized loss position for greater than six months. Substantially all of these securities are investment grade securities priced at or greater than 90% of amortized cost as of March 31, 2005. These positions are a mixture of fixed and variable rate securities with extended maturity dates, which have been adversely impacted by changes in interest rates after the purchase date. Additional changes in fair value of these securities are primarily dependent on future changes in interest rates.

CONSUMER CYCLICAL --Within the consumer cyclical sector, $13 of the unrealized loss is related to a major automotive manufacturer. In March 2005, this manufacturer revised downward 2005 earnings and cash flow guidance primarily due to sluggish sales, rising employee and retiree benefit costs and their debt service interest burden. Sales of this manufacturer's most successful product offerings, SUVs and trucks, have been hurt by rising gasoline prices, market competition and high inventory levels. The manufacturer expects new product offerings emphasizing sedans and mid-sized SUVs to begin to increase sales. Associated with this manufacturer is a financial services unit which provides consumer and wholesale financial products and services, a significant portion of which is to the customers of the manufacturer via automobile loans and lease financing. The financial services unit continues to produce strong operating cash flows. The manufacturer and the financial services unit have substantial liquid resources that should be adequate to fund operations and service debt until the cost structure can be adjusted and sales and margins improve. As of March 31, 2005, Hartford Life Insurance Company owns securities of the manufacturer and the financial services unit with an amortized cost of $48 and $62, respectively, that were in a gross unrealized loss position of $7 and $6, respectively. Hartford Life Insurance Company continues to monitor these securities in accordance with its impairment policy.

(For further discussion of risk factors associated with securities in unrealized loss positions, see the Investment Credit Risk section of the MD&A in Hartford Life Insurance Company's 2004 Form 10-K Annual Report.)

Investment sector allocations as a percentage of total fixed maturities have remained materially consistent since December 31, 2004, except for MBS and corporate fixed maturities within the financial services sector. Both MBS and financial service securities increased as a percentage of total fixed maturities since December 31, 2004 as a result of a decision to increase the Company's investment in this asset class primarily due to its attractive yields and diversification opportunities. Also, HIM continues to overweight, in comparison to the Lehman Aggregate Index, ABS supported by diversified pools of consumer loans (e.g. home equity and auto loans and credit card receivables) and CMBS due to the securities' attractive spread levels and underlying asset diversification and quality. In general, CMBS have lower prepayment risk than MBS due to contractual penalties.

As of March 31, 2005, 23% of the fixed maturities were invested in private placement securities, including 14% of Rule 144A offerings to qualified institutional buyers. Private placement securities are generally less liquid than public securities. Most of the private placement securities are rated by nationally recognized rating agencies.

At the March 22, 2005 Federal Open Market Committee meeting, the Federal Reserve increased the target federal funds rate by 25 basis points to 2.75%, a 50 basis point increase from year end 2004 levels. The Fed members indicated that the economy continues to grow at a moderate pace, although inflation pressures have increased in recent months and pricing power is more evident. The Company continues to expect the Federal Reserve to raise short-term interest rates at a measured pace until rates approach neutral levels, unless inflationary pressures accelerate, at which time the Fed would likely raise short-term rates in greater increments. The risk of inflation could increase if energy and commodity prices continue to rise, productivity growth slows, U.S. budget or trade deficits continue to rise or the U.S. Dollar continues to devalue in comparison to foreign currencies. Increases in future interest rates may result in lower fixed maturity valuations.

CAPITAL MARKETS RISK MANAGEMENT

For a complete discussion on our capital markets risk management, please refer to the MD&A included in Hartford Life Insurance Company's 2004 Annual Report on Form 10-K.

CAPITAL RESOURCES AND LIQUIDITY

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

The following table summarizes Hartford Life Insurance Company's significant United States member companies' financial ratings from the major independent rating organizations as of April 29, 2005:

                                                          STANDARD &
                                      A.M. BEST   FITCH     POOR'S     MOODY'S
                                      ---------   -----   ----------   -------
INSURANCE RATINGS
   Hartford Life Insurance Company        A+        AA        AA-        Aa3
   Hartford Life and Annuity              A+        AA        AA-        Aa3

OTHER RATINGS
   Hartford Life Insurance Company:
      Short Term Rating                   --        --       A-1+        P-1

The agencies consider many factors in determining the final rating of an insurance company. One consideration is the relative level of statutory surplus necessary to support the business written. Statutory surplus represents the capital of the insurance company reported in accordance with accounting practices prescribed by the applicable state insurance department.

CONTINGENCIES

Regulatory Developments - For a discussion regarding contingencies related to regulatory developments that affect the Company, please see
"Overview--Regulatory Developments" above.

For further information on other contingencies, see Note 6 of Notes to Consolidated Financial Statements.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company's disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of March 31, 2005.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in the Company's internal control over financial reporting that occurred during the Company's first fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

LITIGATION

The Hartford Financial Services Group, Inc. and its consolidated subsidiaries ("The Hartford") is involved in various legal actions arising in the ordinary course of business, some of which assert claims for substantial amounts. These actions include, among others, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, improper sales practices in connection with the sale of life insurance and other investment products; and improper fee arrangements in connection with mutual funds. The Hartford also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to the consolidated financial condition of the Company. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company's consolidated results of operations or cash flows in particular quarterly or annual periods.

Broker Compensation Litigation - On October 14, 2004, the New York Attorney General's Office filed a civil complaint (the "NYAG Complaint") against Marsh Inc. and Marsh & McLennan Companies, Inc. (collectively, "Marsh") alleging, among other things, that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them. The Hartford was not joined as a defendant in the action, which has since settled. Since the filing of the NYAG Complaint, several private actions have been filed against The Hartford asserting claims arising from the allegations of the NYAG Complaint.

Two securities class actions, now consolidated, have been filed in the United States District Court for the District of Connecticut alleging claims against The Hartford and certain of its executive officers under Section 10(b) of the Securities Exchange Act and SEC Rule 10b-5. The consolidated amended complaint alleges on behalf of a putative class of shareholders that The Hartford and the four named individual defendants, as control persons of The Hartford, failed to disclose to the investing public that The Hartford's business and growth was predicated on the unlawful activity alleged in the NYAG Complaint. The class period alleged is August 6, 2003 through October 13, 2004, the day before the NYAG Complaint was filed. The complaint seeks damages and attorneys' fees. The Hartford and the individual defendants dispute the allegations and intend to defend these actions vigorously.

In addition, three putative class actions, now consolidated, have been filed in the same court on behalf of participants in The Hartford's 401(k) plan against The Hartford, Hartford Fire Insurance Company, The Hartford's Pension Fund Trust and Investment Committee, The Hartford's Pension Administration Committee, The Hartford's Chief Financial Officer, and John/Jane Does 1-15. The suits assert claims under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), alleging that The Hartford and the other named defendants breached their fiduciary duties to plan participants by, among other things, failing to inform them of the risk associated with investment in The Hartford's stock as a result of the activity alleged in the NYAG Complaint. The class period alleged is November 5, 2003 through the present. The complaints seek restitution of losses to the plan, declaratory and injunctive relief, and attorneys' fees. All defendants dispute the allegations and intend to defend these actions vigorously.

Two corporate derivative actions, now consolidated, also have been filed in the same court. The consolidated amended complaint, brought by a shareholder on behalf of The Hartford against its directors and an executive officer, alleges that the defendants knew adverse non-public information about the activities alleged in the NYAG Complaint and concealed and misappropriated that information to make profitable stock trades, thereby breaching their fiduciary duties, abusing their control, committing gross mismanagement, wasting corporate assets, and unjustly enriching themselves. The complaint seeks damages, injunctive relief, disgorgement, and attorneys' fees. All defendants dispute the allegations and intend to defend these actions vigorously.

Ten putative class actions also have been filed by alleged policyholders in federal district courts against several brokers and insurers, including The Hartford. These actions assert, on behalf of a class of persons who purchased insurance through the broker defendants, claims under the Sherman Act and state law, and in some cases the Racketeer Influenced and Corrupt Organizations Act ("RICO"), arising from the conduct alleged in the NYAG Complaint. The class period alleged is 1994 through the date of class certification, which has not yet occurred. The complaints seek treble damages, injunctive and declaratory relief, and attorneys' fees.

Pursuant to an order of the Judicial Panel on Multidistrict Litigation, it is likely that the venue for all of these actions will be the United States District Court for the District of New Jersey. Putative class actions also have been filed in the Circuit Court for Cook County, Illinois, Chancery Division and in the Circuit Court for Seminole County, Florida, Civil Division, on behalf of a class of all persons who purchased insurance from defendant insurers, including Hartford entities. These state court actions assert unjust enrichment claims and violations of state unfair trade practices acts arising from the conduct alleged in the NYAG Complaint and seek remedies including restitution of premiums, and, in the Illinois action, imposition of a constructive trust, and declaratory and injunctive relief. The class period alleged is 1994 through the present. The Hartford has removed both actions to federal court, but the plaintiffs have moved to remand the actions to the respective state courts. The plaintiffs' motion to remand the Illinois action was denied; the remand motion in the Florida action has not been decided. The Hartford disputes the allegations in all of these actions and intends to defend the actions vigorously.

Additional complaints may be filed against The Hartford in various courts alleging claims under federal or state law arising from the conduct alleged in the NYAG Complaint. The Hartford's ultimate liability, if any, in the pending and possible future suits is highly uncertain and subject to contingencies that are not yet known, such as how many suits will be filed, in which courts they will be lodged, what claims they will assert, what the outcome of investigations by the New York Attorney General's Office and other regulatory agencies will be, the success of defenses that The Hartford may assert, and the amount of recoverable damages if liability is established. In the opinion of management, it is possible that an adverse outcome in one or more of these suits could have a material adverse effect on the Company's consolidated results of operations or cash flows in particular quarterly or annual periods.

ITEM 6. EXHIBITS

See Exhibits Index on page 36.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HARTFORD LIFE INSURANCE COMPANY


                                        /s/ Ernest M. McNeill Jr.
                                        ----------------------------------------
                                        Ernest M. McNeill Jr.
                                        Vice President and Chief Accounting
                                        Officer

May 2, 2005

                HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2005
                                 EXHIBITS INDEX

EXHIBIT #
---------
  15.01     Deloitte & Touche LLP Letter of Awareness
  31.01     Section 302 Certification of Thomas M. Marra
  31.02     Section 302 Certification of Lizabeth H. Zlatkus
  32.01     Section 906 Certification of Thomas M. Marra
  32.02     Section 906 Certification of Lizabeth H. Zlatkus