Form 10-Q
period 2005-06-30
HARTFORD LIFE INSURANCE CO
filed 2005-08-04
CIK 45947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☑
As of August 1, 2005 there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant.
The registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholder of
Hartford Life Insurance Company
Hartford, Connecticut
We have reviewed the accompanying condensed consolidated balance sheet of Hartford Life Insurance Company and subsidiaries (the “Company”) as of June 30, 2005, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2005 and 2004, and changes in stockholder’s equity, and cash flows for the six-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2004, and the related consolidated statements of income, changes in stockholder’s equity, and cash flows for the year then ended (not presented herein), and in our report dated February 24, 2005 (which report includes an explanatory paragraph relating to the Company’s change in its method of accounting and reporting for certain nontraditional long-duration contracts and for separate accounts in 2004), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
DELOITTE & TOUCHE, LLP
Hartford, Connecticut
August 2, 2005

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Income

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In millions)	2005	2004	2005	2004

	(Unaudited)		(Unaudited)
Revenues
Fee income	$683	$629	$1,365	$1,247
Earned premiums	107	81	165	184
Net investment income	626	607	1,249	1,216
Net realized capital gains (losses)	(21)	23	51	87

Total revenues	1,395	1,340	2,830	2,734

Benefits, claims and expenses
Benefits, claims, and claim adjustment expenses	746	728	1,424	1,472
Insurance expenses and other	202	167	393	331
Amortization of deferred policy acquisition costs and present value of future profits	216	195	442	394
Dividends to policyholders	3	7	21	21

Total benefits, claims and expenses	1,167	1,097	2,280	2,218

Income before income tax expense and cumulative effect of accounting change	228	243	550	516
Income tax expense	48	63	129	137

Income before cumulative effect of accounting change	180	180	421	379
Cumulative effect of accounting change, net of tax	—	—	—	(18)

Net income	$180	$180	$421	$361

See Notes to Condensed Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30,	December 31,
(In millions, except for share data)	2005	2004

	(Unaudited)
Assets
Investments
Fixed maturities, available for sale, at fair value (amortized cost of $41,764 and $40,479)	$43,864	$42,691
Equity securities, available for sale, at fair value (cost of $290 and $171)	308	179
Equity securities, held for trading, at fair value	1	1
Policy loans, at outstanding balance	2,098	2,617
Other investments	1,387	1,083

Total investments	47,658	46,571
Cash	111	216
Premiums receivable and agents’ balances	20	20
Reinsurance recoverables	1,402	1,460
Deferred policy acquisition costs and present value of future profits	6,624	6,453
Deferred income taxes	(843)	(638)
Goodwill	186	186
Other assets	1,346	1,562
Separate account assets	142,506	139,812

Total assets	$199,010	$195,642

Liabilities
Reserve for future policy benefits	$7,488	$7,244
Other policyholder funds	37,808	37,493
Other liabilities	3,784	3,844
Separate account liabilities	142,506	139,812

Total liabilities	191,586	188,393

Stockholder’s Equity
Common Stock — 1,000 shares authorized, issued and outstanding; par value $5,690	6	6
Capital surplus	2,240	2,240
Accumulated other comprehensive income
Net unrealized capital gains on securities, net of tax	1,016	940
Foreign currency translation adjustments	—	(1)

Total accumulated other comprehensive income	1,016	939

Retained earnings	4,162	4,064

Total stockholder’s equity	7,424	7,249

Total liabilities and stockholder’s equity	$199,010	$195,642

See Notes to Condensed Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholder’s Equity
Six Months Ended June 30, 2005

			Accumulated Other
			Comprehensive Income
				Net Gain
			Net Unrealized	(Loss) on
			Capital	Cash Flow	Foreign
			Gains on	Hedging	Currency		Total
	Common	Capital	Securities, Net	Instruments,	Translation	Retained	Stockholder’s
(In millions) (Unaudited)	Stock	Surplus	of Tax	Net of Tax	Adjustments	Earnings	Equity

Balance, December 31, 2004	$6	$2,240	1,124	$(184)	$(1)	$4,064	$7,249
Comprehensive income
Net income						421	421

Other comprehensive income, net of tax (1)
Net change in unrealized capital gains on securities (3)			(55)				(55)
Net loss on cash flow hedging instruments				131			131
Cumulative translation adjustments					1		1

Total other comprehensive income							77

Total comprehensive income							498
Dividends declared						(323)	(323)

Balance, June 30, 2005	$6	$2,240	1,069	$(53)	$—	$4,162	$7,424

Six Months Ended June 30, 2004

			Accumulated Other
			Comprehensive Income
				Net Gain
			Net Unrealized	(Loss) on
			Capital	Cash Flow	Foreign
			Gains on	Hedging	Currency		Total
	Common	Capital	Securities, Net	Instruments,	Translation	Retained	Stockholder’s
(In millions) (Unaudited)	Stock	Surplus	of Tax	Net of Tax	Adjustments	Earnings	Equity

Balance, December 31, 2003	$6	$2,240	$728	$(17)	$(1)	$3,648	$6,604
Comprehensive income
Net income						361	361

Other comprehensive income, net of tax (1)
Cumulative effect of accounting change (2)			292				292
Net change in unrealized capital gains on securities (3)			(453)				(453)
Net loss on cash flow hedging instruments				(56)			(56)

Total other comprehensive income							(217)

Total comprehensive income							144

Dividends declared						(449)	(449)

Balance, June 30, 2004	$6	$2,240	$567	$(73)	$(1)	$3,560	$6,299

(1)	Unrealized capital gains on securities is reflected net of benefit provision and other items of $(29) and $(244) for the six months ended June 30, 2005 and 2004, respectively. Net gain (loss) on cash flow hedging instruments is net of tax (benefit) provision of $71 and $(30) for the six months ended June 30, 2005 and 2004, respectively. There is no tax effect on cumulative translation adjustments.

(2)	Represents the impact of the adoption of SOP 03-1. SOP 03-1 was effective for financial statements for fiscal years beginning after December 15, 2003.

(3)	Net of reclassification adjustment for (losses) gains realized in net income of $35 and $37 for the six month periods ended June 30, 2005 and 2004, respectively.
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
(In millions) (Unaudited)	2005	2004

Operating Activities
Net income	$421	$361
Adjustments to reconcile net income to net cash provided by operating activities
Net realized capital gains	(51)	(87)
Cumulative effect of adoption of SOP03-1	—	18
Amortization of deferred policy acquisition costs and present value of future profits	442	394
Additions to deferred policy acquisition costs and present value of future profits	(614)	(727)
Depreciation and amortization	22	27
Increase in premiums receivable and agents’ balances	—	(5)
Decrease in other liabilities	(132)	(122)
Decrease (increase) in receivables	42	(145)
Decrease in payables and accruals	(70)	(147)
Decrease in accrued taxes payable	(92)	(13)
Increase in deferred income taxes	164	525
Amortization of sales inducements	19	12
Additions to deferred sales inducements	(47)	(63)
Increase in future policy benefits	244	264
Decrease (increase) in reinsurance recoverables	(163)	2
Decrease in other assets	241	257

Net cash provided by operating activities	426	551

Investing Activities
Purchases of fixed maturity and equity security investments, available-for-sale	(12,828)	(6,551)
Sales of fixed maturity and equity security investments, available-for-sale	10,930	4,888
Maturities of fixed maturity and equity security investments, available-for-sale	1,040	1,750
Other	38	5

Net cash (used for) provided by investing activities	(820)	92

Financing Activities
Capital Contributions	—	—
Dividends paid	(323)	(449)
Net receipts (disbursements) for investment and universal life-type contracts charged against policyholder accounts	612	(222)

Net cash provided (used for) by financing activities	289	(671)

Net (decrease) increase in cash	(105)	(28)
Cash — beginning of period	216	96

Cash — end of period	$111	$68

Supplemental Disclosure of Cash Flow Information
Net cash paid) during the period for
Income taxes	$90	$27
See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in millions, unless otherwise stated)
(Unaudited)
1. Basis of Presentation and Accounting Policies
Basis of Presentation
Hartford Life Insurance Company, together with its consolidated subsidiaries (“Hartford Life Insurance Company” or the “Company”), is a leading financial services and insurance organization which provides investment, retirement, estate planning and group benefits products. The Company is a wholly-owned subsidiary of Hartford Life and Accident Insurance Company (“HLA”), a wholly-owned subsidiary of Hartford Life, Inc. (“Hartford Life”). Hartford Life is a direct subsidiary of Hartford Holdings, Inc., a direct subsidiary of The Hartford Financial Services Group, Inc. (“The Hartford”), the Company’s ultimate parent company.
The condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States, which differ materially from the accounting prescribed by various insurance regulatory authorities. All material intercompany transactions and balances between Hartford Life Insurance Company, its subsidiaries and affiliates have been eliminated.
The accompanying condensed consolidated financial statements and notes as of June 30, 2005, and for the six month periods ended June 30, 2005 and 2004 are unaudited. These financial statements reflect all adjustments (consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods. These financial statements and condensed notes should be read in conjunction with the consolidated financial statements and notes thereto included in Hartford Life Insurance Company’s 2004 Form 10-K Annual Report. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.
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
Significant Accounting Policies
For a description of accounting policies, see Note 2 of Notes to Consolidated Financial Statements included in Hartford Life Insurance Company’s 2004 Form 10-K Annual Report.
Income Taxes
The effective tax rate for the three months ended June 30, 2005 and 2004 was 21.1% and 25.9%, respectively. The effective tax rate for the six months ended June 30, 2005 and 2004 was 23.5% and 26.6%, respectively. The principal causes of the difference between the effective rate and the U.S. statutory rate of 35% were tax-exempt interest earned on invested assets and the separate account dividends received deduction (“DRD”).

The separate account DRD is estimated for the current year using information from the most recent year-end, adjusted for projected equity market performance. The estimated DRD is generally updated in the third quarter for the provision to filed return adjustments, and in the fourth quarter based on known actual mutual fund distributions and fee income from The Hartford’s variable insurance products. The actual current year DRD can vary from the estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distributions from these mutual funds, as well as the utilization of capital loss carryforwards at the mutual fund level.
Future Adoption of Accounting Standards
In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). In April 2005, the Securities and Exchange Commission deferred the required effective date for adoption to annual periods beginning after June 15, 2005. As disclosed in Note 1 of Notes to Consolidated Financial Statements included in The Hartford’s 2004 10-K Annual Report, the adoption is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.
2. Segment Information
The Company has three reportable operating segments: Retail Products Group (“Retail”), Institutional Solutions Group (“Institutional”), and Individual Life. Hartford Life Insurance Company also includes in an Other category net realized capital gains and losses other than corporate items not directly allocable to any of its reportable operating segments, intersegment eliminations as well as certain group benefit products including group life and group disability insurance that is directly written by the Company and is substantially ceded to its direct parent HLA.
The accounting policies of the reportable operating segments are the same as those described in the summary of significant accounting policies in Note 1. The Company evaluates the performance of its segments based on revenues, net income and the segment’s return on allocated capital. The Company charges direct operating expenses to the appropriate segment and allocates the majority of indirect expenses to the segments based on an intercompany expense arrangement. Intersegment revenues primarily occur between the Other category and the operating segments. These amounts primarily include interest income on allocated surplus, interest charges on excess separate account surplus, the allocation of net realized capital gains and losses and the allocation of credit risk charges. Each operating segment is allocated corporate surplus as needed to support its business. Portfolio management is a corporate function and net realized capital gains and losses on invested assets are recognized in the Other category. Those net realized capital gains and losses that are related to changes in interest rates are subsequently allocated back to the operating segments in future periods, with interest, over the average estimated duration of the operating segment’s investment portfolios, through an adjustment to each respective operating segment’s net investment income, with an offsetting adjustment in the Other category. Credit related net capital losses are retained by the Other category. However, in exchange for retaining credit related losses, the Other category charges each operating segment a “credit-risk” fee through net investment income. The “credit-risk” fee covers fixed income assets included in each operating segment’s general account and guaranteed separate accounts. The “credit-risk” fee is based upon historical default rates in the corporate bond market, the Company’s actual default experience and estimates of future losses.

The increase (decrease) impact on net investment income of the segments for allocated realized gains and losses and the credit-risk fees were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004
Retail Products Group
Realized gains (losses)	$9	$3	$19	$9
Credit risk fees	(7)	(6)	(14)	(12)
Institutional Solutions Group
Realized gains (losses)	5	2	10	6
Credit risk fees	(6)	(5)	(13)	(11)
Individual Life
Realized gains (losses)	2	1	4	2
Credit risk fees	(1)	(2)	(2)	(3)
Other
Realized gains (losses)	(16)	(6)	(33)	(17)
Credit risk fees	14	13	29	26

Total	$—	$—	$—	$—

The Company’s revenues are primarily derived from customers within the United States. The Company’s long-lived assets primarily consist of deferred policy acquisition costs and deferred tax assets from within the United States. The following tables present summarized financial information concerning the Company’s segments. For a full discussion of each segment, please refer to Hartford Life Insurance Company’s 2004 Form 10-K Annual Report

	Retail	Institutional
	Products	Solutions	Individual
	Group	Group	Life	Other	Total

June 30, 2005

Three Months Ended
Total revenues	$681	$457	$237	$20	$1,395
Net income	119	29	34	(2)	180

June 30, 2004

Three Months Ended
Total revenues	$627	$427	$230	$56	$1,340
Net income	95	25	35	25	180

June 30, 2005

Six Months Ended
Total revenues	$1,351	$874	$478	$127	$2,830
Net income	231	66	70	54	421

June 30, 2004

Six Months Ended
Total revenues	$1,255	$861	$460	$158	$2,734
Net income	171	43	67	80	361

3. Investments and Derivative Instruments

	June 30, 2005				December 31, 2004
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Bonds and Notes
Asset-backed securities (“ABS”)	$6,318	$58	$(64)	$6,312	$5,881	$72	$(61)	$5,892
Commercial mortgage-backed securities (“CMBS”)
Agency backed	53	2	—	55	54	—	—	54
Non-agency backed	7,518	286	(20)	7,784	7,336	329	(17)	7,648
Collateralized mortgage obligations (“CMOs”)
Agency backed	713	5	(1)	717	834	9	(3)	840
Non-agency backed	74	—	(1)	73	48	—	—	48
Corporate	21,652	1,716	(70)	23,298	21,066	1,826	(57)	22,835
Government/Government agencies
Foreign	599	55	(1)	653	649	60	(2)	707
United States	517	37	(4)	550	774	19	(4)	789
Mortgage-backed securities (“MBS”)	2,235	19	(7)	2,247	1,542	18	(2)	1,558
States, municipalities and political subdivisions	848	92	(1)	939	675	30	(5)	700
Redeemable preferred stock	3	—	(1)	2	1	—	—	1
Short-term investments	1,234	—	—	1,234	1,619	—	—	1,619

Total fixed maturities	$41,764	$2,270	$(170)	$43,864	$40,479	$2,363	$(151)	$42,691

Derivative Instruments
The Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards, futures and options designed to achieve one of four Company-approved objectives: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; to control transaction costs; or to enter into replication transactions.
On the date the derivative contract is entered into, the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability (“fair value” hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge), (3) a foreign-currency fair value or cash flow hedge (“foreign-currency” hedge), (4) a hedge of a net investment in a foreign operation (“net investment” hedge) or (5) held for other investment and risk management activities, which primarily involve managing asset or liability related risks that do not qualify for hedge accounting treatment.
The Company’s derivative transactions are permitted uses of derivatives under the derivatives use plan filed and/or approved, as applicable, by the State of Connecticut and the State of New York insurance departments. The Company does not make a market or trade in these instruments for the express purpose of earning short-term trading profits.
For a detailed discussion of the Company’s use of derivative instruments, see Notes 1 and 4 of Notes to Consolidated Financial Statements included in Hartford Life Insurance Company’s 2004 Form 10-K Annual Report.
Derivative instruments are recorded at fair value and presented in the condensed consolidated balance sheets as follows:

	June 30, 2005		December 31, 2004
		Liability		Liability
	Asset Values	Values	Asset Values	Values

Other investments	$45	$—	$42	$—
Reinsurance recoverables	—	59	—	129
Other policyholder funds and benefits payable	59	—	129	—
Fixed maturities	—	—	4	—
Other liabilities	—	283	—	449

Total	$104	$342	$175	$578

The following table summarizes the notional amount and fair value of derivatives by hedge designation as of June 30, 2005 and December 31, 2004. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and are not necessarily reflective of credit risk. The fair value amounts of derivative assets and liabilities are presented on a net basis in the following table.

	June 30, 2005		December 31, 2004
	Notional		Notional
	Amount	Fair Value	Amount	Fair Value

Cash flow hedge	$6,414	$(178)	$6,255	$(381)
Fair value hedge	1,015	(3)	349	(6)
Other investment and risk management activities	65,541	(57)	58,130	(16)

Total	$72,970	$(238)	$64,734	$(403)

The increase in notional amount since December 31, 2004 is primarily due to an increase in embedded derivatives associated with guaranteed minimum withdrawal benefit (“GMWB”) product sales and new hedging strategies. The increase in net fair value of derivative instruments since December 31, 2004 was primarily due to the strengthening of the U.S. dollar in comparison to foreign currencies, the increase in equity market volatility and the decrease in long-term interest rates.
During the six months ended June 30, 2005, the Company entered into interest rate swap agreements with a combined notional and fair value of $156 and $0, respectively, to hedge the variability in certain variable rate Life issued investment contracts. These swaps convert the variable liability payment (e.g., based off of the Consumer Price Index) to a variable rate, London-Interbank Offered Rate (“LIBOR”), to better match the cash receipts earned from the supporting investment portfolio. As of June 30, 2005, the notional value of the swap agreements designated as cash flow hedges were $75 with an additional notional value of $81 associated with swap agreements classified within other investment and risk management activities.
Hartford Life began issuing a yen denominated individual fixed annuity product (“yen fixed annuities”) in the fourth quarter of 2004. The yen fixed annuities are written by Hartford Life Insurance KK, a wholly owned subsidiary of HLA, and subsequently reinsured to the Company. Throughout 2005, the Company managed the yen currency risk associated with the yen fixed annuities with pay fixed U.S. dollars receive fixed yen zero coupon currency swaps (“fixed currency swaps”). In June 2005, the fixed currency swaps, with a notional value of $1.2 billion, were closed or restructured. During June 2005, the Company entered into pay variable U.S. dollar receive fixed yen zero coupon currency swaps (“currency swaps”) associated with the yen fixed annuities. As of June 30, 2005, the notional value and fair value of the currency swaps were $1.4 billion and $(62), respectively. The currency swaps in a loss position as of June 30, 2005, were restructured fixed currency swaps. A net loss of $34 and $17, after-tax, for the three and six months ended June 30, 2005, respectively, which includes the changes in value of the currency swaps, the fixed currency swaps and the yen fixed annuity contract re-measurement, was recorded in net realized capital gains and losses.
Certain U.S. denominated fixed rate securities that back the yen fixed annuities were swapped to LIBOR via interest rate swaps. As of June 30, 2005, the interest rate swaps that qualified for fair value hedge accounting treatment had a notional value of $564 and an immaterial fair value.
For the three and six months ended June 30, 2005, gross gains and losses representing the total ineffectiveness of all fair value and net investment hedges were immaterial. For the three and six months ended June 30, 2005, the Company’s after-tax net loss representing hedge ineffectiveness on cash flow hedges was $2 and $4, respectively. For the three and six months ended June 30, 2004, the Company’s net gains and losses representing the total ineffectiveness of all fair value and net investment hedges were less than $1. For the three and six months ended June 30, 2004, the Company recorded a net loss due to ineffectiveness on cash flow hedges of $3, after-tax, primarily associated with interest rate swap hedges.
The total change in value for other derivative-based strategies which do not qualify for hedge accounting treatment, including periodic net coupon settlements, are reported as net realized capital gains and losses in the condensed consolidated statements of income. For the three months ended June 30, 2005 and 2004, the Company recognized an after-tax net loss of $55 and net gain of $10, respectively, for derivative-based strategies, which do not qualify for hedge accounting treatment. For the six months ended June 30, 2005 and 2004, the Company recognized an after-tax net loss of $53 and net gain of $18, respectively, for derivative-based strategies, which do not qualify for hedge accounting treatment.
As of June 30, 2005, the after-tax deferred net gains on derivative instruments accumulated in AOCI that are expected to be reclassified to earnings during the next twelve months are $1. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable rate debt) is twenty-four months. For the three months and six months ended June 30, 2005 and 2004, the Company had less than $1 of net reclassifications from AOCI to earnings resulting from the discontinuance of cash flow hedges due to forecasted transactions that were no longer probable of occurring.

4. Deferred Policy Acquisition Costs and Present Value of Future Profits
Changes in deferred policy acquisition costs and present value of future profits is as follows:

	2005	2004

Balance , January 1	$6,453	$6,088
Capitalization	614	727
Amortization — Deferred Policy Acquisitions costs	(422)	(374)
Amortization — Present Value of Future Profits	(20)	(20)
Amortization — Realized Capital (Gains)/Losses	(10)	(11)
Adjustments to unrealized gains and losses on securities available-for-sale and other	9	(43)

Balance, June 30	$6,624	$6,367

5. Separate Accounts, Death Benefits and Other Insurance Benefit Features
Many of the variable annuity contracts issued by the Company offer various guaranteed minimum death, withdrawal and income benefits. Guaranteed minimum death and income benefits are offered in various forms as described in the footnotes to the table below. The Company currently reinsures a significant portion of the death benefit guarantees associated with its in-force block of business. Changes in the gross guaranteed minimum death benefit (“GMDB”) liability balance sold with annuity products were as follows:

GMDB [1]
Liability balance as of January 1, 2005	$174
Incurred	67
Paid	(78)

Liability balance as of June 30, 2005	$163

[1]	The reinsurance recoverable asset, related to the GMDB was $48 as of June 30, 2005.

GMDB [1]
Liability balance upon adoption — as of January 1, 2004	$217
Incurred	64
Paid	(85)

Liability balance as of June 30, 2004	$196

[1]	The reinsurance recoverable asset, related to the GMDB was $92 as of June 30, 2004.
The net GMDB liability is established by estimating the expected value of net reinsurance costs and death benefits in excess of the projected account balance. The excess death benefits and net reinsurance costs are recognized ratably over the accumulation period based on total expected assessments. The GMDB liabilities are recorded in Future Policy Benefits on the Company’s balance sheet. Changes in the GMDB liability are recorded in Benefits, Claims and Claims Adjustment Expenses on the Company’s statement of income. The Company regularly evaluates estimates used and adjusts the additional liability balances, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised.

The following table provides details concerning GMDB exposure as of June 30, 2005 and comparative totals at December 31, 2004:
Breakdown of Individual Variable and Group Annuity Account Value by GMDB Type

			Retained Net	Weighted Average
	Account	Net Amount	Amount	Attained Age of
Maximum anniversary value (MAV) [1]	Value	at Risk	at Risk	Annuitant

MAV only	$57,915	$6,388	690	64
With 5% rollup [2]	3,997	603	112	62
With Earnings Protection Benefit Rider (EPB) [3]	5,143	214	45	60
With 5% rollup & EPB	1,431	123	21	61

Total MAV	68,486	7,328	868	62
Asset Protection Benefit (APB) [4]	21,396	28	16	61
Ratchet [5] (5 years)	34	2	—	66
Reset [6] (5-7 years)	7,569	606	606	64
Return of Premium [7]/Other	8,530	71	71	49

Total at June 30, 2005	$106,015	$8,035	1,561	62

Total at December 31, 2004	$106,250	$8,160	1,537	63

[1]	MAV: the death benefit is the greatest of current account value, net premiums paid and the highest account value on any anniversary before age 80 (adjusted for withdrawals).

[2]	Rollup: the death benefit is the greatest of the MAV, current account value, net premium paid and premiums (adjusted for withdrawals) accumulated at generally 5% simple interest up to the earlier of age 80 or 100% of adjusted premiums.

[3]	EPB: The death benefit is the greatest of the MAV, current account value, or contract value plus a percentage of the contract’s growth. The contract’s growth is account value less premiums net of withdrawals, subject to a cap of 200% of premiums net of withdrawals.

[4]	APB: the death benefit is the greater of current account value or MAV, not to exceed current account value plus 25% times the greater of net premiums and MAV (each adjusted for premiums in the past 12 months).

[5]	Ratchet: the death benefit is the greatest of current account value, net premiums paid and the highest account value on any specified anniversary before age 85 (adjusted for withdrawals).

[6]	Reset: the death benefit is the greatest of current account value, net premiums paid and the most recent five to seven year anniversary account value before age 80 (adjusted for withdrawals).

[7]	Return of premium: the death benefit is the greater of current account value and net premiums paid.
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
As of June 30, 2005 and December 31, 2004, the embedded derivative asset recorded for GMWB, before reinsurance, was $59 and $129, respectively. During the three months ended June 30, 2005 and 2004, the change in value of the GMWB, before reinsurance, reported in realized gains (losses) was $(64) and $55, respectively. During the six months ended June 30, 2005 and 2004, the change in value of the GMWB, before reinsurance, reported in realized gains (losses) was $(44) and $27, respectively. There were no payments made for the GMWB during the three and six months ended June 30, 2005 and 2004.
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
Broker Compensation Litigation — On October 14, 2004, the New York Attorney General’s Office filed a civil complaint (the “NYAG Complaint”) against Marsh Inc. and Marsh & McLennan Companies, Inc. (collectively, “Marsh”) alleging, among other things, that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them. The Hartford was not joined as a defendant in the action, which has since settled. Since the filing of the NYAG Complaint, several private actions have been filed against The Hartford asserting claims arising from the allegations of the NYAG Complaint.
Two securities class actions, now consolidated, have been filed in the United States District Court for the District of Connecticut alleging claims against The Hartford and certain of its executive officers under Section 10(b) of the Securities Exchange Act and SEC Rule 10b-5. The consolidated amended complaint alleges on behalf of a putative class of shareholders that The Hartford and the four named individual defendants, as control persons of The Hartford, failed to disclose to the investing public that The Hartford’s business and growth was predicated on the unlawful activity alleged in the NYAG Complaint. The class period alleged is August 6, 2003 through October 13, 2004, the day before the NYAG Complaint was filed. The complaint seeks damages and attorneys’ fees. The Hartford and the individual defendants dispute the allegations and intend to defend these actions vigorously.
Two corporate derivative actions, now consolidated, also have been filed in the same court. The consolidated amended complaint, brought by a shareholder on behalf of The Hartford against its directors and an executive officer, alleges that the defendants knew adverse non-public information about the activities alleged in the NYAG Complaint and concealed and misappropriated that information to make profitable stock trades, thereby breaching their fiduciary duties, abusing their control, committing gross mismanagement, wasting corporate assets, and unjustly enriching themselves. The complaint seeks damages, injunctive relief, disgorgement, and attorneys’ fees. All defendants dispute the allegations and intend to defend these actions vigorously.
Three putative class actions filed in the same court on behalf of participants in The Hartford’s 401(k) plan, alleging that The Hartford and other plan fiduciaries breached their fiduciary duties to plan participants by, among other things, failing to inform them of the risk associated with investment in The Hartford’s stock as a result of the activity alleged in the NYAG Complaint, have been voluntarily dismissed by the plaintiffs without payment.
The Hartford is also a defendant in a multidistrict litigation in federal district court in New Jersey. There are two consolidated amended complaints filed in the multidistrict litigation, one related to alleged conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. The Hartford and various of its subsidiaries are named in both complaints. The actions assert, on behalf of a class of persons who purchased insurance through the broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group benefits complaint, claims under ERISA arising from conduct similar to that alleged in the NYAG Complaint. The class period alleged in 1994 through the date of class certification, which has not yet occurred. The complaints seek treble damages, injunctive and declaratory relief, and attorneys’ fees. The Hartford also has been named in two similar actions filed in state courts, which the defendants have removed to federal court. Those actions currently are transferred to the court presiding over the multidistrict litigation. In addition, The Hartford recently was joined as a defendant in an action by the California Commissioner of Insurance alleging similar conduct by various insurers in connection with the sale of group benefits products. The Commissioner’s action asserts claims under California insurance law and seeks injunctive relief only. The Hartford disputes the allegations in all of these actions and intends to defend the actions vigorously.
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
There continues to be significant federal and state regulatory activity relating to financial services companies, particularly mutual funds companies. These regulatory inquiries have focused on a number of mutual fund issues, including market timing and late trading, revenue sharing and directed brokerage, fees, transfer agents and other fund service providers, and other mutual-fund related issues. The Hartford has received requests for information and subpoenas from the SEC, subpoenas from the New York Attorney General’s Office, a subpoena from the Connecticut Attorney General’s Office, requests for information from the Connecticut Securities and Investments Division of the Department of Banking, and requests for information from the New York Department of Insurance, in each case requesting documentation and other information regarding various mutual fund regulatory issues. The Hartford continues to cooperate fully with these regulators in these matters.
The SEC’s Division of Enforcement and the New York Attorney General’s Office are investigating aspects of The Hartford’s variable annuity and mutual fund operations related to market timing. The Hartford continues to cooperate fully with the SEC and the New York Attorney General’s Office in these matters. The Hartford’s mutual funds are available for purchase by the separate accounts of different variable universal life insurance policies, variable annuity products, and funding agreements, and they are offered directly to certain qualified retirement plans. Although existing products contain transfer restrictions between subaccounts, some products, particularly older variable annuity products, do not contain restrictions on the frequency of transfers. In addition, as a result of the settlement of litigation against The Hartford with respect to certain owners of older variable annuity products, The Hartford’s ability to restrict transfers by these owners is limited. In February 2005, The Hartford agreed in principle with the Boards of Directors of the mutual funds to indemnify the mutual funds for any material harm caused to the funds from frequent trading by these owners. The specific terms of the indemnification have not been determined.

The SEC’s Division of Enforcement also is investigating aspects of The Hartford’s variable annuity and mutual fund operations related to directed brokerage and revenue sharing. The Hartford discontinued the use of directed brokerage in recognition of mutual fund sales in late 2003. The Hartford continues to cooperate fully with the SEC with respect to these matters.
To date, neither the SEC’s and New York Attorney General’s market timing investigation nor the SEC’s directed brokerage investigation has resulted in either regulator initiating any formal action against The Hartford. However, The Hartford believes that the SEC and the New York Attorney General’s Office are likely to take some action against The Hartford at the conclusion of the respective investigations. The potential timing of any such action is difficult to predict. Based on The Hartford’s discussions with the SEC and the New York Attorney General’s Office and its own analysis, Hartford Life, Inc. (“Hartford Life”), an indirect subsidiary of The Hartford, recorded a charge of $66 to establish a reserve for these matters during the first quarter of 2005. This reserve is an estimate; in view of the uncertainties regarding the timing and outcome of any payments relating to these types of regulatory investigations, as well as the tax-deductibility, if any, and any potential deferred acquisition cost effects (though no deferred acquisition cost effects are included in this estimate) that may be applicable, it is possible that the ultimate cost to Hartford Life of these matters may exceed or be below the reserve amount, perhaps by a significant amount. It is reasonably possible that the Company, an indirect subsidiary of Hartford Life, may ultimately be liable for all or a portion of the ultimate cost to Hartford Life. However, the ultimate liability of the Company, if any, is not reasonably estimable at this time.
On May 24, 2005, The Hartford received a subpoena from the Connecticut Attorney General’s Office seeking information about The Hartford’s participation in finite reinsurance transactions in which there was no substantial transfer of risk between the parties. The Hartford is cooperating fully with the Connecticut Attorney General’s Office in this matter.
On June 23, 2005, The Hartford received a subpoena from the New York Attorney General’s Office requesting information relating to purchases of The Hartford’s variable annuity products, or exchanges of other products for The Hartford’s variable annuity products, by New York residents who were 65 or older at the time of the purchase or exchange. The Hartford is cooperating fully with the New York Attorney General’s Office in this matter.
The Hartford has received subpoenas from the New York Attorney General’s Office and the Connecticut Attorney General’s Office requesting information relating to The Hartford’s group annuity products. These subpoenas seek information about how various group annuity products are sold, how The Hartford selects mutual funds offered as investment options in certain group annuity products, and how brokers selling The Hartford’s group annuity products are compensated. On July 14, 2005, The Hartford received an additional subpoena from the Connecticut Attorney General’s Office concerning The Hartford’s structured settlement business. This subpoena requests information about The Hartford’s sale of annuity products for structured settlements, and about the ways in which brokers are compensated in connection with the sale of these products. The Hartford is cooperating fully with the New York Attorney General’s Office and the Connecticut Attorney General’s Office in these matters.
7. Transactions with Affiliates
For a description of transactions with affiliates, see Note 15 of Notes to Consolidated Financial Statements included in Hartford Life Insurance Company’s 2004 Form 10-K Annual Report.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in millions, unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Hartford Life Insurance Company and its subsidiaries (“Hartford Life Insurance Company” or the “Company”) as of June 30, 2005, compared with December 31, 2004, and its results of operations for the six months ended June 30, 2005 compared with the equivalent period in 2004. This discussion should be read in conjunction with the MD&A in Hartford Life Insurance Company’s 2004 Form 10-K Annual Report.
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

INDEX

Overview	18
Critical Accounting Estimates	22
Consolidated Results of Operations – Operating Summary	24
Retail Products Group	26
Institutional Solutions Group	28
Individual Life	30
Investments	31
Investment Credit Risk	33
Capital Markets Risk Management	35
Capital Resources and Liquidity	35
Accounting Standards	36

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

The following provides a summary of the significant factors used by management to assess the performance of the business. For a complete discussion of these factors see the MD&A in The Hartford’s 2004 Form 10-K Annual Report.
Performance Measures
Fee Income
Fee income is largely driven from amounts collected as a result of contractually defined percentages of assets under management on investment type contracts. Therefore, the growth in assets under management either through positive net flows or net sales and favorable equity market performance will have a favorable impact on fee income. Conversely, negative net flows or net sales and unfavorable equity market performance will reduce fee income generated from investment type contracts.

	As of and For the		As of and For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Product/Key Indicator Information	2005	2004	2005	2004

Variable Annuities
Account value, beginning of period	$98,071	$90,386	$99,617	$86,501
Net flows	(59)	1,668	347	3,853
Change in market value and other	1,735	450	(217)	2,150

Account value, end of period	$99,747	$92,504	$99,747	$92,504

Individual Life Insurance
Variable universal life account value, end of period	$5,433	$4,934	$5,433	$4,934
Total life insurance inforce, end of period	139,260	129,005	139,260	129,005

S&P 500 Index
Period end closing value	1,191	1,141	1,191	1,141
Daily average value	1,182	1,123	1,187	1,128
•	The increase in variable annuity account values can be attributed to market growth and net flows over the past four quarters, with most of the market growth occurring in the fourth quarter of 2004.

•	Net flows and net sales for the variable annuity business have slowed. In particular, variable annuity net flows were impacted due to lower sales levels and higher surrenders due to increased competition.

•	The change in the market value will be based on market conditions.
Net Investment Income and Interest Credited
Certain investment type contracts such as fixed annuities and other spread-based contracts generate deposits that the Company collects and invests to earn investment income. These investment type contracts use this investment income to credit the contract holder an amount of interest specified in the respective contract and therefore management evaluates performance of these products based on the spread between net investment income and interest credited.
•	Net investment income and interest credited on general account assets in the Retail Products Group declined for the three and six months ended June 30, 2005 due to lower assets under management from surrenders on market value adjusted (“MVA”) fixed annuity products at the end of their guarantee period.

•	Net investment income and interest credited on general account assets in Institutional increased as a result of the Investor Notes program and was partially offset by surrenders in the private placement life insurance (“PPLI”) business.
Expenses
There are three major categories for expenses: benefits and claims, insurance operating costs and expenses, and amortization of deferred policy acquisition costs and the present value of future profits.

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
Retail Products Group	2005		2004		2005		2004
Expense ratio, annualized (individual annuity)	19.3	bps	18.3	bps	18.4	bps	18.5	bps
DAC amortization ratio (individual annuity)	48.4%		49.8%		49.2%		50.6%
Individual Life
Death benefits	$56		$51		$115		$106
•	Individual annuity’s expense ratio for the six months ended June 30, 2005 continued to benefit from the Company’s economies of scale in the variable annuity business. Additionally, individual annuity’s expense ratio continues to be one of the lowest ratios of general insurance expenses as a percent of assets under management in the industry, holding steady at 18-20 bps of average account value. The increases for the three months ended June 30, 2005 are primarily non-recurring costs incurred related to organizational changes.

•	The ratio of Individual Annuity DAC amortization over income before taxes and DAC improved for both the three and six months ended June 30, 2005 as a result of a lower amount of additional deposits received on existing business.
Profitability
Management evaluates the rates of return various businesses can provide as a way of determining where additional capital can be invested to increase net income and shareholder returns. Specifically, because of the importance of its individual annuity products, the Company uses the return on assets for the individual annuity business for evaluating profitability.

	For the Three Months		For the Six Months Ended
	Ended June 30,		June 30,
Ratios	2005	2004	2005	2004

Retail Products Group
Individual annuity return on assets (“ROA”) excluding cumulative effect of accounting change	51.8 bps	44.4 bps	50.6 bps	44.6 bps

•	Individual Annuity’s ROA increased for the three and six months ended June 30, 2005, compared to the respective prior year periods. In particular, variable annuity fees and fixed annuity general account spreads each increased for the three and six months ended June 30, 2005 compared to the prior year period. The increase in the ROA can be attributed to the increase in account values and resulting increased fees, while the increase in MVA ROA resulted from increased spread as fixed annuity contracts were repriced upon maturity. Also contributing to both periods’ results was a lower effective tax rate due to increased tax benefits related to the Company’s separate account business.
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
There continues to be significant federal and state regulatory activity relating to financial services companies, particularly mutual funds companies. These regulatory inquiries have focused on a number of mutual fund issues, including market timing and late trading, revenue sharing and directed brokerage, fees, transfer agents and other fund service providers, and other mutual-fund related issues. The Hartford has received requests for information and subpoenas from the SEC, subpoenas from the New York Attorney General’s Office, a subpoena from the Connecticut Attorney General’s Office, requests for information from the Connecticut Securities and Investments Division of the Department of Banking, and requests for information from the New York Department of Insurance, in each case requesting documentation and other information regarding various mutual fund regulatory issues. The Hartford continues to cooperate fully with these regulators in these matters.
The SEC’s Division of Enforcement and the New York Attorney General’s Office are investigating aspects of The Hartford’s variable annuity and mutual fund operations related to market timing. The Hartford continues to cooperate fully with the SEC and the New York Attorney General’s Office in these matters. The Hartford’s mutual funds are available for purchase by the separate accounts of different variable universal life insurance policies, variable annuity products, and funding agreements, and they are offered directly to certain qualified retirement plans. Although existing products contain transfer restrictions between subaccounts, some products, particularly older variable annuity products, do not contain restrictions on the frequency of transfers. In addition, as a result of the settlement of litigation against The Hartford with respect to certain owners of older variable annuity products, The Hartford’s ability to restrict transfers by these owners is limited. In February 2005, The Hartford agreed in principle with the Boards of Directors of the mutual funds to indemnify the mutual funds for any material harm caused to the funds from frequent trading by these owners. The specific terms of the indemnification have not been determined.
The SEC’s Division of Enforcement also is investigating aspects of The Hartford’s variable annuity and mutual fund operations related to directed brokerage and revenue sharing. The Hartford discontinued the use of directed brokerage in recognition of mutual fund sales in late 2003. The Hartford continues to cooperate fully with the SEC with respect to these matters.
To date, neither the SEC’s and New York Attorney General’s market timing investigation nor the SEC’s directed brokerage investigation has resulted in either regulator initiating any formal action against The Hartford. However, The Hartford believes that the SEC and the New York Attorney General’s Office are likely to take some action against The Hartford at the conclusion of the respective investigations. The potential timing of any such action is difficult to predict. Based on The Hartford’s discussions with the SEC and the New York Attorney General’s Office and its own analysis, Hartford Life, Inc. (“Hartford Life”), an indirect subsidiary of The Hartford, recorded a charge of $66 to establish a reserve for these matters during the first quarter of 2005. This reserve is an estimate; in view of the uncertainties regarding the timing and outcome of any payments relating to these types of regulatory investigations, as well as the tax-deductibility, if any, and any potential deferred acquisition cost effects (though no deferred acquisition cost effects are included in this estimate) that may be applicable, it is possible that the ultimate cost to Hartford Life of these matters may exceed or be below the reserve amount, perhaps by a significant amount. It is reasonably possible that the Company, an indirect subsidiary of Hartford Life, may ultimately be liable for all or a portion of the ultimate cost to Hartford Life. However, the ultimate liability of the Company, if any, is not reasonably estimable at this time.
On May 24, 2005, The Hartford received a subpoena from the Connecticut Attorney General’s Office seeking information about The Hartford’s participation in finite reinsurance transactions in which there was no substantial transfer of risk between the parties. The Hartford is cooperating fully with the Connecticut Attorney General’s Office in this matter.
On June 23, 2005, The Hartford received a subpoena from the New York Attorney General’s Office requesting information relating to purchases of The Hartford’s variable annuity products, or exchanges of other products for The Hartford’s variable annuity products, by New York residents who were 65 or older at the time of the purchase or exchange. The Hartford is cooperating fully with the New York Attorney General’s Office in this matter.

The Hartford has received subpoenas from the New York Attorney General’s Office and the Connecticut Attorney General’s Office requesting information relating to The Hartford’s group annuity products. These subpoenas seek information about how various group annuity products are sold, how The Hartford selects mutual funds offered as investment options in certain group annuity products, and how brokers selling The Hartford’s group annuity products are compensated. On July 14, 2005, The Hartford received an additional subpoena from the Connecticut Attorney General’s Office concerning The Hartford’s structured settlement business. This subpoena requests information about The Hartford’s sale of annuity products for structured settlements, and about the ways in which brokers are compensated in connection with the sale of these products. The Hartford is cooperating fully with the New York Attorney General’s Office and the Connecticut Attorney General’s Office in these matters.
Broker Compensation
As The Hartford has disclosed previously, the Company pays brokers and independent agents commissions and other forms of incentive compensation in connection with the sale of many of the Company’s insurance products. Since the New York Attorney General’s Office filed a civil complaint against Marsh & McLennan Companies, Inc. and Marsh, Inc. (collectively, “Marsh”) on October 14, 2004, several of the largest national insurance brokers, including Marsh, Aon Corporation and Willis Group Holdings Limited, have announced that they have discontinued the use of contingent compensation arrangements. Other industry participants may make similar, or different, determinations in the future. In addition, legal, legislative, regulatory, business or other developments may require changes to industry practices relating to incentive compensation. At this time, it is not possible to predict the effect of these announced or potential changes on the Company’s business or distribution strategies .
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
The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability; insurance reserves; deferred policy acquisition costs and present value of future profits; the valuation of investments and derivative instruments and the evaluation of other-than-temporary impairments; and contingencies. In developing these estimates management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements. For a discussion of each of these critical accounting estimates, see Hartford Life Insurance Company’s Form 10-K Annual Report.
Deferred Policy Acquisition Costs and Present Value of Future Profits
Policy acquisition costs include commissions and certain other expenses that vary with and are primarily associated with acquiring business. Present value of future profits is an intangible asset recorded upon applying purchase accounting in an acquisition of a life insurance company. Deferred policy acquisition costs and the present value of future profits intangible asset are amortized in the same way. Both are amortized over the estimated life of the contracts acquired, usually 20 years. Within the following discussion, deferred policy acquisition costs and the present value of future profits intangible asset will be referred to as “DAC”. At June 30, 2005 and December 31, 2004, the carrying value of the Company’s DAC was $6.6 billion and $6.5 billion, respectively. For statutory accounting purposes, such costs are expensed as incurred.
DAC related to traditional policies are amortized over the premium-paying period in proportion to the present value of annual expected premium income. DAC related to investment contracts and universal life-type contracts are deferred and amortized using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of estimated gross profits (“EGPs”), arising principally from projected investment, mortality and expense margins and surrender charges. The attributable portion of the DAC amortization is allocated to realized gains and losses on investments. The DAC balance is also adjusted through other comprehensive income by an amount that represents the amortization of deferred policy acquisition costs that would have been required as a charge or credit to operations had unrealized gains and losses on investments been realized. Actual gross profits that vary from management’s estimates result in increases or decreases in the rate of amortization, commonly referred to as a true-up, which are recorded in the current period. The true-up recorded for the three months ended June 30, 2005 and 2004 was an increase to amortization of $8 and $1, respectively. The true-up recorded for the six months ended June 30, 2005 and 2004 was an increase to amortization of $13 and $10, respectively.
The Company regularly evaluates its estimates of future gross profits combined with actual gross profits earned to date to determine if actual experience or other evidence suggests that those earlier estimates of future gross profits should be revised. In the event that the Company were to revise its EGPs, the cumulative DAC amortization would be adjusted to reflect such revised EGPs in the period the revision was determined to be necessary. Several assumptions considered to be significant in the development of EGPs include separate account fund performance, surrender and lapse rates, estimated interest spread and estimated mortality. The separate account fund performance assumption is critical to the development of the EGPs related to the Company’s variable annuity and to a lesser extent, variable universal life insurance businesses. The average annual long-term rate of assumed separate account fund performance (before mortality and expense charges) used in estimating gross profits for the variable annuity and variable universal life business was 9% for the six months ended June 30, 2005 and 2004. For other products including fixed annuities and other universal life-type contracts, the average assumed investment yield ranged from 5.7% to 7.9% for the six months ended June 30, 2005 and 2004.
The Company had developed models to evaluate its DAC asset, which allowed it to run a large number of stochastically determined scenarios of separate account fund performance. These scenarios were then utilized to calculate a statistically significant range of reasonable estimates of EGPs. This range was then compared to the present value of EGPs currently utilized in the DAC amortization model. As of June 30, 2005, the present value of the EGPs utilized in the DAC amortization model fall within a reasonable range of statistically calculated present value of EGPs. As a result, the Company does not believe there is sufficient evidence to suggest that a revision to the EGPs (and therefore, a revision to the DAC) as of June 30, 2005 is necessary; however, if in the future the EGPs utilized in the DAC amortization model were to fall outside of the margin of the reasonable range of statistically calculated EGPs, a revision could be necessary. Furthermore, the Company has estimated that the present value of the EGPs is likely to remain within a reasonable range if overall separate account assets decline by 18% or less over the next twelve months, and if certain other assumptions that are implicit in the computations of the EGPs are achieved.
Additionally, the Company continues to perform analyses with respect to the potential impact of a revision to future EGPs. If such a revision to EGPs were deemed necessary, the Company would adjust, as appropriate, all of its assumptions for products accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”, and reproject its future EGPs based on current account values at the end of the quarter in which a revision is deemed to be necessary. To illustrate the effects of this process, assume the Company had concluded that a revision of the Company’s EGPs was required at June 30, 2005. If the Company assumed a 9% average long-term rate of growth from June 30, 2005 forward along with other appropriate assumption changes in determining the revised EGPs, the Company estimates the cumulative increase to amortization would be approximately $60-$65, after-tax. If, instead, the Company were to assume a long-term growth rate of 8% in determining the revised EGPs, the Company estimates the cumulative increase to amortization would be approximately $90-$100, after-tax. Any such adjustment would not affect statutory income or surplus, due to the prescribed accounting for such amounts that is discussed above.
Aside from absolute levels and timing of market performance assumptions, additional factors that will influence this determination include the degree of volatility in separate account fund performance and shifts in asset allocation within the separate account made by policyholders. The overall return generated by the separate account is dependent on several factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds as well as equity sector weightings. The Company’s overall separate account fund performance has been reasonably correlated to the overall performance of the S&P 500 Index (which closed at 1,191 on June 30, 2005), although no assurance can be provided that this correlation will continue in the future.
The overall recoverability of the DAC asset is dependent on the future profitability of the business. The Company tests the aggregate recoverability of the DAC asset by comparing the amounts deferred to the present value of total EGPs. In addition, the Company routinely stress tests its DAC asset for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced another significant sell-off, as the majority of policyholders’ funds in the separate accounts is invested in the equity market. As of June 30, 2005, the Company believed variable annuity separate account assets could fall by at least 35% before portions of its DAC asset would be unrecoverable.
Income Taxes
The effective tax rate for the three months ended June 30, 2005 and 2004 was 21.1% and 25.9%, respectively. The effective tax rate for the six months ended June 30, 2005 and 2004 was 23.5% and 26.6%, respectively. The principal causes of the difference between the effective rate and the U.S. statutory rate of 35% were tax-exempt interest earned on invested assets and the separate account dividends received deduction (“DRD”).
The separate account DRD is estimated for the current year using information from the most recent year-end, adjusted for projected equity market performance. The estimated DRD is generally updated in the third quarter for the provision to filed return adjustments, and in the fourth quarter based on known actual mutual fund distributions and fee income from Hartford’s variable insurance products. The actual current year DRD can vary from the estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distributions from these mutual funds, as well as the utilization of capital loss carryforwards at the mutual fund level.

Other Critical Accounting Estimates
There have been no material changes to the Company’s other critical accounting estimates since the filing of the Company’s 2004 Form 10-K Annual Report.
CONSOLIDATED RESULTS OF OPERATIONS — OPERATING SUMMARY
Operating Summary

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2005	2004	Change	2005	2004	Change

Fee income	$683	$629	9%	$1,365	$1,247	9%
Earned premiums	107	81	32%	165	184	(10%)
Net investment income	626	607	3%	1,249	1,216	3%
Net realized capital gains (losses)	(21)	23	NM	51	87	(41%)

Total revenues	1,395	1,340	4%	2,830	2,734	4%

Benefits, claims, and claim adjustment expenses	746	728	2%	1,424	1,472	(3%)
Insurance operating costs and other expenses	205	174	18%	414	352	18%
Amortization of deferred policy acquisition costs and present value of future profits	216	195	11%	442	394	12%

Total benefits, claims and expenses	1,167	1,097	6%	2,280	2,218	3%

Income before income taxes and cumulative effect of accounting change	228	243	(6%)	550	516	7%
Income tax expense	48	63	(24%)	129	137	(6%)

Income before cumulative effect of accounting change	180	180	—	421	379	11%
Cumulative effect of accounting change, net of tax [1]	—	—	—	—	(18)	100%

Net income	$180	$180	—	$421	$361	17%

[1]	For the six months ended June 30, 2004, represents the cumulative impact of the Company’s adoption of SOP 03-1.
The Company defines “NM” as not meaningful for increases or decreases greater than 200%, or changes from a net gain to a net loss position, or vice versa.
2005 vs. 2004 Three Month Comparison
The Company’s net income remained stable for the three months ended June 30, 2005 compared to the respective prior year period. The following items represented positive earnings drivers for the current year period:
•	Net income in the Retail Products Group increased 25% for the three months ended June 30, 2005 principally driven by higher fee income from growth in the variable annuity business as a result of higher assets under management compared to the prior year. Also contributing to the three month period results was a lower effective tax rate due to increased tax benefits related to the Company’s separate account business.

•	The Institutional Solutions Group contributed higher earnings, increasing 16% for the three months ended June 30, 2005, driven by higher assets under management and the recognition of a deferred gain that resulted from two leveraged COLI surrenders in the first quarter of 2005.
Offsetting these positive earnings drivers:
•	For the three months ended June 30, 2005, the Company experienced realized losses as compared to realized gains for the three months ended June 30, 2004. (See the Investments section for further discussion of investment results and related realized capital losses.)

•	Individual Life earnings decreased slightly for the three months ended June 30, 2005 driven by a slightly higher mortality rate and an increase in operating costs over the corresponding prior year periods.

2005 vs. 2004 Six Month Comparison
The Company’s net income increased for the six months ended June 30, 2005 compared to the respective prior year periods due to business growth in all of it segments.
•	Net income in the Retail Products Group increased 35% for the six months ended June 30, 2005, respectively, principally driven by higher fee income from growth in the variable annuity business as a result of higher assets under management compared to the prior year. Also contributing to the six month period results was a lower effective tax rate due to increased tax benefits related to the Company’s separate account business.

•	The Institutional Solutions Group contributed higher earnings, increasing 53% for the six months ended June 30, 2005, respectively, driven by higher assets under management.

•	Individual Life earnings increased for the six months ended June 30, 2005 primarily driven by growth in account values and life insurance inforce.
Partially offsetting these positive earnings drivers was a 41% decrease in realized gains for the six months ended June 30, 2005 as compared to the respective prior year period.
Outlook
For the six months ended June 30, 2005, the Company experienced strong growth in assets under management.
•	Due to gains in the equity markets and positive net flows, assets under management grew 2% resulting in increased fee income earned on those assets. The growth and profitability of the Company in the future is dependent to a large degree on the performance of the equity markets as well as its ability to attract new customers and attract and retain assets under management.

•	While variable annuity account values continue to grow within the individual annuity business, sales have decreased during the first six months of 2005 compared to 2004 due to increased sales competition particularly related to guaranteed living benefits,which is likely to continue in the future.

Retail Products Group

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Operating Summary	2005	2004	Change	2005	2004	Change

Fee income	$448	$388	15%	$888	$765	16%
Earned premiums	(23)	(27)	15%	(58)	(48)	(21%)
Net investment income	256	267	(4%)	521	539	(3%)
Net realized capital (losses) gains	—	(1)	100%	—	(1)	100%

Total revenues	681	627	9%	1,351	1,255	8%

Benefits, claims, and claim adjustment expenses	250	259	(3%)	497	516	(4%)
Insurance operating costs and other expenses	125	106	18%	245	207	18%
Amortization of deferred policy acquisition costs and present value of future profits	167	147	14%	341	301	13%

Total benefits, claims and expenses	542	512	6%	1,083	1,024	6%

Income before income taxes and cumulative effect of accounting change	139	115	21%	268	231	16%
Income tax expense	20	20	—	37	41	(10%)

Income before cumulative effect of accounting change	119	95	25%	231	190	22%
Cumulative effect of accounting change, net of tax [1]	—	—	—	—	(19)	100%

Net income	$119	$95	25%	$231	$171	35%

Account Values
Individual variable annuity account values				$99,747	$92,504	8%
Individual fixed annuity and other account values				10,553	11,372	(7%)
Other retail products account values				7,542	5,489	37%

Total Account Values [2]				$117,842	$109,365	8%

[1]	For the six months ended June 30, 2004, represents the cumulative impact of the Company’s adoption of SOP 03-1.

[2]	Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.
2005 vs. 2004 Three and Six Month Comparison
Net Income in the Retail Products Group for the three and six months ended June 30, 2005 increased compared to the respective prior year periods primarily due to increased fee income driven by improved assets under management as a result of net flows over the prior four quarters and improving market conditions in late 2004. A more expanded discussion of earnings growth can be found below.
•	Fee income in the variable annuity business increased for the three and six months ended June 30, 2005 primarily due to growth in average account values driven by improved equity markets and positive net flows. The year-over-year increase in average account values of 8% can be attributed to market appreciation of $5.3 billion over the past four quarters, with most of the growth occurring in the fourth quarter of 2004, and approximately $1.9 billion of net flows over the past four quarters. The amount of net flows has declined significantly for the three and six months ended June 30, 2005 compared to the respective prior year periods due to challenging market conditions and increased sales competition, particularly as it relates to living benefits.

•	401(k) and other retail products fee income increased for the three and six months ended June 30, 2005 compared to the respective prior year periods as a result of positive net flows of $1.6 billion over the past four quarters driven by strong sales contributing to the increase in assets under management of 37% to $7.5 billion. Total deposits and net flows increased substantially by 31% and 33%, respectively, over the prior year six month period primarily due to the expansion of wholesaling capabilities and new product offerings. Net flows continued to remain strong through the second quarter of 2005, considering the seasonality of the 401(k) business, as the majority of takeover deposits are received in the first quarter of each year.

•	The fixed annuity business contributed higher net income, excluding the cumulative effects of accounting change in 2004, due to improved investment spreads from the MVA products.

•	Also contributing to both periods’ results was a lower effective tax rate due to increased tax benefits related to the Company’s separate account business.
Partially offsetting these positive earnings drivers was higher amortization of deferred acquisitions costs, which resulted from increased gross profits due to the positive earnings drivers.

Institutional Solutions Group

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Operating Summary	2005	2004	Change	2005	2004	Change

Fee income	$62	$74	(16%)	$127	$145	(12%)
Earned premiums	116	95	22%	200	204	(2%)
Net investment income	279	256	9%	547	509	7%
Net realized capital gains	—	2	(100%)	—	3	(100%)

Total revenues	457	427	7%	874	861	2%

Benefits, claims, and claim adjustment expenses	373	353	6%	685	714	(4%)
Insurance operating costs and other expenses	33	27	22%	76	65	17%
Amortization of deferred policy acquisition costs and present value of future profits	10	9	11%	19	18	6%

Total benefits, claims and expenses	416	389	7%	780	797	(2%)

Income before income taxes	41	38	8%	94	64	47%
Income tax expense	12	13	(8%)	28	21	33%

Net income	$29	$25	16%	$66	$43	53%

Account Values
Institutional account values				$15,789	$13,085	21%
Governmental account values				10,054	9,445	6%
PPLI account values
Variable Products				23,056	21,592	7%
Leveraged COLI				1,953	2,508	(22%)

Total Private Placement Life Insurance account values [1]				25,009	24,100	4%

Total Account Values				$50,852	$46,630	9%

[1]	Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.

	Second Quarter Ended			Six Months Ended
	June 30,			June 30,
Net Flows	2005	2004	Change	2005	2004	Change

Institutional	$278	$328	(15%)	$1,073	$449	139%
Governmental	7	106	NM	48	210	NM
PPLI	159	95	67%	(374)	183	NM

Total Net Flows	$444	$529	(16%)	$747	$842	(11%)

2005 vs. 2004 Three and Six Month Comparison
Net Income in the Institutional Solutions Group increased for the three and six months ended June 30, 2005 compared to the respective prior year periods primarily driven by higher earnings in the institutional and PPLI businesses. A more expanded discussion of earnings growth can be found below.
•	Earnings increased in the institutional business driven by positive net flows during the past four quarters, which resulted in higher assets under management. While the net flows were down for the three months ended June 30, 2005 compared to the prior year period, net flows for the six months ended June 30, 2005 increased $624 to $1,1 billion compared to the prior year primarily as a result of the Investor Notes program, which was launched in the third quarter of 2004.

•	Additionally, net income for the institutional business increased for the three and six months ended June 30, 2005 due to favorable mortality experience on structured settlement contracts.

•	Net income for the PPLI business increased for the three and six months ended June 30, 2005 primarily due to favorable mortality experience on both the leveraged COLI and variable products. In addition, net income for the six months ended

June 30, 2005 increased compared to the respective prior year period due to the recognition of a $6 after-tax deferred gain that resulted from two leveraged COLI surrenders totaling $572 in the first quarter of 2005.
Partially offsetting these positive earnings drivers were the following items:
•	An increase in insurance operating costs and other expenses of $11 for the six months ended June 30, 2005, was principally driven by experience-rated refunds occurring within the PPLI business. Additionally, increased amortization related to higher information technology expenditures supporting the Institutional segment’s business as well as costs attributed to marketing contributed to the increase for the three and six month’s ended June 30, 2005 .

Individual Life

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Operating Summary	2005	2004	Change	2005	2004	Change

Fee income and other	$171	$164	4%	$345	$329	5%
Net investment income	66	66	—	133	131	2%

Total revenues	237	230	3%	478	460	4%

Benefits, claims, and claim adjustment expenses	109	103	6%	216	211	2%
Insurance operating costs and other expenses	38	36	6%	76	72	6%
Amortization of deferred policy acquisition costs and present value of future profits	39	39	—	82	76	8%

Total benefits, claims and expenses	186	178	4%	374	359	4%

Income before income taxes and cumulative effect of accounting change	51	52	(2%)	104	101	3%
Income tax expense	17	17	—	34	33	3%

Income before cumulative effect of accounting change	34	35	(3%)	70	68	3%
Cumulative effect of accounting change, net of tax	—	—	—	—	(1)	(100%)

Net income	$34	$35	(3%)	$70	$67	4%

Account Values

Variable universal life insurance				$5,433	$4,934	10%

Total Account Values				$9,138	$8,476	8%

2005 vs. 2004 Three Month Comparison
Net income decreased for the three months ended June 30, 2005 compared to the prior year period due to an increase in expenses. The following factors contributed to the decrease in earnings:
•	Interest-sensitive products experienced lower spread income of $4 for the three months ended June 30, 2005, as compared to the prior year period, as a result of lower interest rate levels.

•	Operating costs increased over the corresponding prior year period as a result of business growth.

•	Mortality for the three months ended June 30, 2005 increased over the prior year period.
Partially offsetting these decreases to earnings were the following items:
•	Driven by business growth and aging in the variable universal, universal, and interest-sensitive whole life insurance inforce, fee income increased for the three months ended June 30, 2005.
2005 vs. 2004 Six Month Comparison
Net income increased for the six months ended June 30, 2005 compared to the prior year period due to business growth which resulted in increases in both life insurance inforce and account values. The following factors contributed to the earnings increase:
•	Driven by business growth and aging in the variable universal, universal, and interest-sensitive whole life insurance inforce, fee income increased for the six months ended June 30, 2005. Cost of insurance charges, a component of fee income, increased $10 for the six months ended June 30, 2005, respectively. Variable fee income grew $3 for the six months ended June 30, 2005, respectively, as favorable equity markets and increased premiums over withdrawals added to the variable universal life account value.

Partially offsetting these positive earnings drivers were the following factors:
•	Interest-sensitive products experienced lower spread income of $3 for the six months ended June 30, 2005, as compared to the prior year period, as a result of lower interest rate levels.

•	Amortization of DAC increased primarily as a result of higher gross margins.

•	Operating costs increased over the corresponding prior year periods as a result of business growth.

•	Mortality for the six months ended June 30, 2005 increased over the prior year period.
INVESTMENTS
General
The investment portfolios of the Company are managed by Hartford Investment Management Company (“HIM”), a wholly-owned subsidiary of The Hartford. HIM manages the portfolios to maximize economic value, while attempting to generate the income necessary to support the Company’s various product obligations, within internally established objectives, guidelines and risk tolerances. (For a further discussion of how HIM manages the investment portfolios, see the Investments section of the MD&A under the “General” section in Hartford Life Insurance Company’s 2004 Form 10-K Annual Report. Also, for a further discussion of how the investment portfolio’s credit and market risks are assessed and managed, see the Investment Credit Risk and Capital Markets Risk Management sections that follow.)
Return on general account invested assets is an important element of Hartford Life Insurance Company’s financial results. Significant fluctuations in the fixed income or equity markets could weaken the Company’s financial condition or its results of operations. Additionally, changes in market interest rates may impact the period of time over which certain investments, such as mortgage-backed securities, are repaid and whether certain investments are called by the issuers. Such changes may, in turn, impact the yield on these investments and also may result in reinvestment of funds received from calls and prepayments at rates below the average portfolio yield. Net investment income and net realized capital gains (losses) accounted for 43% and 47% of the Company’s consolidated revenues for the three months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, net investment income and net realized capital gains accounted for approximately 46% and 48%, respectively, of the Company’s consolidated revenues.
Fluctuations in interest rates affect the Company’s return on, and the fair value of, general account fixed maturity investments, which comprised approximately 92% of the fair value of its invested assets as of June 30, 2005 and December 31, 2004. Other events beyond the Company’s control could also adversely impact the fair value of these investments. Specifically, a downgrade of an issuer’s credit rating or default of payment by an issuer could reduce the Company’s investment return.
A decrease in the fair value of any investment that is deemed other-than-temporary would result in the Company’s recognition of a net realized capital loss in its financial results prior to the actual sale of the investment. (For a further discussion of the evaluation of other-than-temporary impairments, see the Critical Accounting Estimates section of the MD&A under “Valuation of Investments and Derivative Instruments and Evaluation of Other-Than-Temporary Impairments” section in Hartford Life Insurance Company’s 2004 Form 10-K Annual Report.)
The primary investment objective of the Company’s general account is to maximize economic value consistent with acceptable risk parameters, including the management of the interest rate sensitivity of invested assets, while generating sufficient after-tax income to meet policyholder and corporate obligations.

The following table identifies the Company’s invested assets by type as of June 30, 2005 and December 31, 2004.

Composition of Invested Assets
	June 30, 2005		December 31, 2004
	Amount	Percent	Amount	Percent

Fixed maturities, available-for-sale, at fair value	$43,864	92.0%	$42,691	91.7%
Equity securities, available-for-sale, at fair value	308	0.7%	179	0.4%
Policy loans, at outstanding balance	2,098	4.4%	2,617	5.6%
Mortgage loans, at cost	1,041	2.2%	794	1.7%
Limited partnerships, at fair value	301	0.6%	247	0.5%
Other investments	46	0.1%	43	0.1%

Total investments	$47,658	100.0%	$46,571	100.0%

Fixed maturity investments increased $1,173, or 3%, since December 31, 2004, primarily the result of positive operating cash flow and a decrease in long-term interest rates, partially offset by credit spread widening, an increase in short-term to intermediate-term interest rates and foreign currency depreciation in comparison to the U.S. dollar for foreign denominated securities. Policy loans decreased $519, or 20%, since December 31, 2004, as a result of certain policy loan surrenders.
Investment Results
The following table summarizes the Company’s investment results.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(before-tax)	2005	2004	2005	2004

Net investment income-excluding income on policy loans	$591	$565	$1,178	$1,130
Policy loan income	35	42	71	86

Net investment income — total	$626	$607	$1,249	$1,216
Yield on average invested assets [1]	5.6%	5.8%	5.7%	5.8%

Gross gains on sale	$111	$71	$203	$156
Gross losses on sale	(72)	(54)	(117)	(69)
Impairments	(5)	(4)	(6)	(12)
Other, net [2]	(55)	10	(29)	12

Net realized capital gains (losses)	$(21)	$23	$51	$87

[1]	Represents annualized net investment income divided by the monthly weighted average invested assets at cost or amortized cost, as applicable, the collateral received associated with the securities lending program and consolidated variable interest entity minority interests.

[2]	Primarily consists of changes in fair value on non-qualifying derivatives and hedge ineffectiveness on qualifying derivative instruments, foreign currency transaction remeasurements, as well as the amortization of deferred acquisition costs related to realized capital gains.
For the three and six months ended June 30, 2005, net investment income, excluding income on policy loans, increased $26, or 5%, and $48, or 4%, respectively, compared to the respective prior year periods. The increase in net investment income was primarily due to income earned on a higher average invested assets base, as compared to the respective prior year periods. The increase in the average invested assets base, as compared to the prior year periods, was primarily due to positive operating cash flows, investment contract sales such as retail and institutional notes, and universal life-type product sales such as individual fixed annuity products sold in Japan.
For the three months and six months ended June 30, 2005, the yield on average invested assets decreased from the respective prior year periods primarily as a result of the reduction in policy loan income and, to a lesser extent, a weighted average yield on new fixed maturity purchases slightly below the average portfolio yield.
Net realized capital losses were recognized for the three months ended June 30, 2005 as compared to net realized capital gains in the respective prior year period and lower net realized capital gains were recognized for the six months ended June 30, 2005 as compared to the respective prior year period. The decreases from the prior year periods were primarily the result of net losses on non-qualifying foreign currency derivatives, partially offset by higher gains on foreign currency transaction remeasurements and net realized gains on fixed maturity securities. Net losses for the three and six months ended June 30, 2005 on non-qualifying foreign currency derivatives primarily relate to yen fixed annuities written by Hartford Life Insurance KK, a wholly owned Japanese subsidiary of HLA, and subsequently reinsured to the Company.

Gross gains on sales for the three and six months ended June 30, 2005 were primarily within fixed maturities and included corporate and U.S. government securities. In addition, gross gains on sales for the six months ended June 30, 2005 also included gains from sales of commercial mortgage-backed securities (“CMBS”) and foreign government securities. Corporate securities were sold primarily to reduce the Company’s exposure to certain lower credit quality issuers. The sale proceeds were primarily re-invested into higher credit quality securities. The gains on sales of corporate securities were primarily the result of credit spread tightening. U.S. government securities were sold to rebalance the portfolio in favor of higher yielding securities. Gains were realized upon the sale of U.S. government securities due to changes in interest rates from the date of purchase. The CMBS sales resulted from a decision to divest securities that were backed by a single asset due to the currently scheduled expiration of the Terrorism Risk Insurance Act (“TRIA”) at the end of 2005. Gains on these sales were realized as a result of an improved credit environment and interest rate declines from the date of purchase. Foreign securities were sold primarily to reduce the foreign currency exposure in the portfolio due to the expected near term volatility in foreign exchange rates.
Gross losses on sales for the three and six months ended June 30, 2005 were primarily within the corporate sector and included $23 of losses on sales of securities related to a major automotive manufacturer. Sales related to actions taken to reduce issuer exposure in light of a recent downward adjustment in earnings and cash flow guidance primarily due to sluggish sales, rising employee and retiree benefit costs and an increased debt service interest burden, and reposition the portfolio into higher quality securities. For the three and six months ended June 30, 2005, excluding sales related to the automotive manufacturer noted above, there was no single security sold at a loss in excess of $6 and the average loss as a percentage of the fixed maturity’s amortized cost was less than 6% and 4%, respectively, which, under the Company’s impairment policy, were deemed to be depressed only to a minor extent.
Gross gains on sales for the three and six months ended June 30, 2004 were primarily within fixed maturities and were the result of decisions to reposition the portfolio primarily due to credit spread tightening in certain sectors and changes in interest rates. Gross gains on sales of fixed maturity investments were concentrated in the corporate, foreign government and asset-backed securities (“ABS”) sectors. The majority of the sales in the corporate and ABS sectors were the result of divesting securities that had appreciated in value due to a decline in interest rates and an improved corporate credit environment. Foreign government securities were sold primarily to realize gains associated with the depreciation in value of the U.S. dollar against foreign currencies.
Gross losses on sales for the three and six months ended June 30, 2004 resulted predominantly from sales of U.S. government and government agencies securities, corporate securities and CMBS that were in an unrealized loss position primarily due to changes in long-term interest rates. For the three and six months ended June 30, 2004, there was no single security sold at a loss in excess of $4 and $5, respectively, and the average loss as a percentage of the fixed maturity’s amortized cost was less than 4%, respectively.
Other-Than-Temporary Impairments
For the three and six months ended June 30, 2005, total other-than-temporary impairments were $5 and $6, respectively, as compared with $4 and $12, respectively, for the comparable periods in 2004.
During the six months ended June 30, 2005 other-than-temporary impairments were primarily related to corporate securities that had declined in value and for which the Company was uncertain of its intent and ability to retain the investment for a period of time sufficient to allow recovery to amortized cost. During the six months ended June 30, 2004, other-than-temporary impairments were recorded on ABS of $4, corporate securities of $3, commercial mortgages of $3, mortgage-backed securities (“MBS”) of $1 and CMBS of $1 and primarily related to the decline in market values of certain previously impaired securities.
(For further discussion of risk factors associated with portfolio sectors with significant unrealized loss positions, see the risk factor commentary under the Fixed Maturities by Type schedule in the Investment Credit Risk section that follows.)
INVESTMENT CREDIT RISK
Hartford Life Insurance Company has established investment credit policies that focus on the credit quality of obligors and counterparties, limit credit concentrations, encourage diversification and require frequent creditworthiness reviews. Investment activity, including setting of policy and defining acceptable risk levels, is subject to regular review and approval by senior management and by The Hartford’s Board of Directors.
Refer to the Investment Credit Risk section of the MD&A in Hartford Life Insurance Company’s 2004 Form 10-K Annual Report for a description of the Company’s objectives, policies and strategies, including the use of derivative instruments.
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
The following table identifies fixed maturity securities by type, as of June 30, 2005 and December 31, 2004.

Fixed Maturities by Type
	June 30, 2005					December 31, 2004
					Percent					Percent
					of Total					of Total
	Amortized	Unrealized	Unrealized	Fair	Fair	Amortized	Unrealized	Unrealized	Fair	Fair
	Cost	Gains	Losses	Value	Value	Cost	Gains	Losses	Value	Value

ABS	$6,318	$58	$(64)	$6,312	14.4%	$5,881	$72	$(61)	$5,892	13.8%
CMBS	7,571	288	(20)	7,839	17.9%	7,390	329	(17)	7,702	18.0%
Collateralized mortgage obligations (“CMOs”)	787	5	(2)	790	1.8%	882	9	(3)	888	2.1%
Corporate
Basic industry	2,133	138	(11)	2,260	5.2%	2,130	171	(5)	2,296	5.4%
Capital goods	1,445	133	(3)	1,575	3.6%	1,324	118	(4)	1,438	3.4%
Consumer cyclical	2,083	119	(12)	2,190	5.0%	2,194	158	(5)	2,347	5.5%
Consumer non-cyclical	2,224	197	(4)	2,417	5.5%	2,294	196	(4)	2,486	5.8%
Energy	1,125	133	(4)	1,254	2.9%	1,172	116	(1)	1,287	3.0%
Financial services	5,928	408	(20)	6,316	14.4%	5,419	448	(18)	5,849	13.7%
Technology and communications	2,845	297	(9)	3,133	7.1%	3,197	314	(10)	3,501	8.2%
Transportation	588	45	(1)	632	1.4%	586	44	(1)	629	1.5%
Utilities	2,303	209	(4)	2,508	5.7%	2,040	215	(7)	2,248	5.3%
Other	978	37	(2)	1,013	2.3%	710	46	(2)	754	1.8%
Government/Government agencies
Foreign	599	55	(1)	653	1.5%	649	60	(2)	707	1.7%
United States	517	37	(4)	550	1.3%	774	19	(4)	789	1.8%
MBS — agency	2,235	19	(7)	2,247	5.1%	1,542	18	(2)	1,558	3.6%
Municipal	848	92	(1)	939	2.1%	675	30	(5)	700	1.6%
Redeemable preferred stock	3	—	(1)	2	—	1	—	—	1	—
Short-term	1,234	—	—	1,234	2.8%	1,619	—	—	1,619	3.8%

Total fixed maturities	$41,764	$2,270	$(170)	$43,864	100.0%	$40,479	$2,363	$(151)	$42,691	100.0%

The Company’s fixed maturity portfolio gross unrealized gains and losses as of June 30, 2005 in comparison to December 31, 2004 were primarily impacted by changes in interest rates, credit spread movements as well as security sales. The Company’s fixed maturity gross unrealized gains decreased $93 and gross unrealized loss increased by $19 from December 31, 2004 to June 30, 2005 primarily due to credit spread widening, an increase in short-term through intermediate-term interest rates and foreign currency depreciation in comparison to the U.S. dollar for foreign denominated securities, offset in part by a decrease in long-term interest rates. Gross unrealized gains and losses as of June 30, 2005 were reduced by securities sold in gain or loss position, respectively from December 31, 2004.
The sectors with the most significant concentration of unrealized losses were ABS supported by aircraft lease receivables, CMBS and corporate fixed maturities primarily within the financial services sector. The Company’s current view of risk factors relative to these fixed maturity types is as follows:
Aircraft lease receivables — The unrealized loss was $53 at June 30, 2005 compared to $50 for December 31, 2004. Although worldwide travel and aircraft demand has improved, uncertainty surrounding the stability of domestic airlines continues to weigh heavily on these securities. Airline operating costs, including fuel and certain employee benefits costs, continue to adversely impact this sector. Because of the valuation of the underlying collateral, the Company expects to receive principal and interest payments, however, additional price recovery will depend on continued improvement in economic fundamentals, political stability and airline operating performance.
CMBS — The increase in the unrealized loss position during the six months ended June 30, 2005 was primarily the result of an increase in interest rates. Substantially all of these securities are investment grade securities priced at or greater than 90% of amortized cost as of June 30, 2005. Additional changes in fair value of these securities are primarily dependent on future changes in interest rates.

Financial services — The increase in the unrealized loss as of June 30, 2005 in comparison to December 31, 2004 is primarily due to an increase in interest rates. As of June 30, 2005, the Company held approximately 65 different securities in the financial services sector that had been in an unrealized loss position for greater than six months. Substantially all of these securities are investment grade securities priced at or greater than 90% of amortized cost as of June 30, 2005. These positions are a mixture of fixed and variable rate securities with extended maturity dates, which have been adversely impacted by changes in interest rates after the purchase date. Additional changes in fair value of these securities are primarily dependent on future changes in interest rates.
(For further discussion of risk factors associated with securities in unrealized loss positions, see the Investment Credit Risk section of the MD&A in Hartford Life Insurance Company’s 2004 Form 10-K Annual Report.)
Investment sector allocations as a percentage of total fixed maturities have remained materially consistent since December 31, 2004, except for MBS and corporate fixed maturities within the financial services sector. Both MBS and financial services securities increased as a percentage of total fixed maturities since December 31, 2004 as a result of a decision to increase the Company’s investment in these asset classes primarily due to their attractive yields and diversification opportunities. Also, HIM continues to overweight, in comparison to the Lehman Aggregate Index, ABS supported by diversified pools of consumer loans (e.g. home equity and auto loans and credit card receivables) and CMBS due to the securities’ attractive spread levels and underlying asset diversification and quality. In general, CMBS have lower prepayment risk than MBS due to contractual penalties.
As of June 30, 2005, 25% of the fixed maturities were invested in private placement securities, including 16% of Rule 144A offerings to qualified institutional buyers. Private placement securities are generally less liquid than public securities. Most of the private placement securities are rated by nationally recognized rating agencies.
At the June 2005 Federal Open Market Committee meeting, the Federal Reserve increased the target federal funds rate by 25 basis points to 3.25%, a 100 basis point increase from year end 2004 levels. The Committee stated that although energy prices have risen further, U.S. economic expansion remains solid and labor market conditions continue to improve gradually. The Committee believes that with underlying inflation expected to be contained, policy accommodation can be removed at a measured pace. The Company continues to expect the Federal Reserve to raise short-term interest rates at a measured pace until rates approach neutral levels, unless inflationary pressures accelerate, at which time the Fed would likely raise short-term rates in greater increments. The risk of inflation could increase if energy and commodity prices continue to rise, productivity growth slows, U.S. budget or trade deficits continue to rise or the U.S. dollar significantly depreciates in comparison to foreign currencies. Increases in future interest rates may result in lower fixed maturity valuations.
CAPITAL MARKETS RISK MANAGEMENT
For a complete discussion on our capital markets risk management, please refer to the MD&A included in Hartford Life Insurance Company’s 2004 Annual Report on Form 10-K.
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
The following table summarizes Hartford Life Insurance Company’s significant United States member companies’ financial ratings from the major independent rating organizations as of August 1, 2005:

Standard &
	A.M. Best	Fitch	Poor's	Moody's

Insurance Ratings
Hartford Life Insurance Company	A+	AA	AA-	Aa3
Hartford Life and Annuity	A+	AA	AA-	Aa3

Other Ratings
Hartford Life Insurance Company:
Short Term Rating	—	—	A-1+	P	-1

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
NAIC Developments
Proposed Changes to NAIC RBC Requirements for Variable Annuities with Guarantees — C-3 Phase II Capital
At the June meetings of the NAIC, proposed changes to NAIC RBC requirements for variable annuities with guarantees, were voted on and passed by the Financial Condition “E” Committee. The proposal, known as the C-3 Phase II Capital project, still requires the adoption of the full NAIC which is scheduled to vote on its provisions in September. Should the measures be adopted, the change in NAIC RBC would be effective at year end 2005.
The C-3 Phase II Capital project addresses the equity, interest rate and expense recovery risks associated with variable annuities and group annuities that contain death benefits or certain living benefit guarantees including GMWBs. The proposed capital requirements under C-3 Phase II are principle-based, which represents a change from the current factor-based approach. Under the proposed methodology, capital requirements are determined using stochastic scenario testing and give credit for risk management strategies employed such as hedging and reinsurance.
Based on our preliminary estimates of the potential impact of C-3 Phase II Capital should the provisions be adopted as drafted and assuming current market conditions as of June 30, 2005, the net impact on Hartford Life Insurance Company’s NAIC RBC ratios would be positive.
Contingencies
Regulatory Developments — For a discussion regarding contingencies related to regulatory developments that affect the Company, please see “Overview—Regulatory Developments” above.
For further information on other contingencies, see Note 6 of Notes to Consolidated Financial Statements.
ACCOUNTING STANDARDS
For a discussion of accounting standards, see Note 2 of Notes to Condensed Consolidated Financial Statements.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information contained in the Capital Markets Risk Management section of Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.
Item 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of June 30, 2005.

Changes in internal control over financial reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Broker Compensation Litigation — On October 14, 2004, the New York Attorney General’s Office filed a civil complaint (the “NYAG Complaint”) against Marsh Inc. and Marsh & McLennan Companies, Inc. (collectively, “Marsh”) alleging, among other things, that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them. The Hartford was not joined as a defendant in the action, which has since settled. Since the filing of the NYAG Complaint, several private actions have been filed against The Hartford asserting claims arising from the allegations of the NYAG Complaint.
Two securities class actions, now consolidated, have been filed in the United States District Court for the District of Connecticut alleging claims against The Hartford and certain of its executive officers under Section 10(b) of the Securities Exchange Act and SEC Rule 10b-5. The consolidated amended complaint alleges on behalf of a putative class of shareholders that The Hartford and the four named individual defendants, as control persons of The Hartford, failed to disclose to the investing public that The Hartford’s business and growth was predicated on the unlawful activity alleged in the NYAG Complaint. The class period alleged is August 6, 2003 through October 13, 2004, the day before the NYAG Complaint was filed. The complaint seeks damages and attorneys’ fees. The Hartford and the individual defendants dispute the allegations and intend to defend these actions vigorously.
Two corporate derivative actions, now consolidated, also have been filed in the same court. The consolidated amended complaint, brought by a shareholder on behalf of The Hartford against its directors and an executive officer, alleges that the defendants knew adverse non-public information about the activities alleged in the NYAG Complaint and concealed and misappropriated that information to make profitable stock trades, thereby breaching their fiduciary duties, abusing their control, committing gross mismanagement, wasting corporate assets, and unjustly enriching themselves. The complaint seeks damages, injunctive relief, disgorgement, and attorneys’ fees. All defendants dispute the allegations and intend to defend these actions vigorously.
Three putative class actions filed in the same court on behalf of participants in The Hartford’s 401(k) plan, alleging that The Hartford and other plan fiduciaries breached their fiduciary duties to plan participants by, among other things, failing to inform them of the risk associated with investment in The Hartford’s stock as a result of the activity alleged in the NYAG Complaint, have been voluntarily dismissed by the plaintiffs without payment.
The Hartford is also a defendant in a multidistrict litigation in federal district court in New Jersey. There are two consolidated amended complaints filed in the multidistrict litigation, one related to alleged conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. The Hartford and various of its subsidiaries are named in both complaints. The actions assert, on behalf of a class of persons who purchased insurance through the broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group benefits complaint, claims under ERISA arising from conduct similar to that alleged in the NYAG Complaint. The class period alleged in 1994 through the date of class certification, which has not yet occurred. The complaints seek treble damages, injunctive and declaratory relief, and attorneys’ fees. The Hartford also has been named in two similar actions filed in state courts, which the defendants have removed to federal court. Those actions currently are transferred to the court presiding over the multidistrict litigation. In addition, The Hartford recently was joined as a defendant in an action by the California Commissioner of Insurance alleging similar conduct by various insurers in connection with the sale of group benefits products. The Commissioner’s action asserts claims under California insurance law and seeks injunctive relief only. The Hartford disputes the allegations in all of these actions and intends to defend the actions vigorously.

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
See Exhibits Index on page 40.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARTFORD LIFE INSURANCE COMPANY

/s/ Ernest M. McNeill Jr. Ernest M. McNeill Jr.
Vice President and Chief Accounting Officer
August 4, 2005

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2005
EXHIBITS INDEX

Exhibit #
12.01	Computation of Ratio of Earnings to Fixed Charges is filed herewith.

15.01	Deloitte & Touche LLP Letter of Awareness

31.01	Section 302 Certification of Thomas M. Marra

31.02	Section 302 Certification of Lizabeth H. Zlatkus

32.01	Section 906 Certification of Thomas M. Marra

32.02	Section 906 Certification of Lizabeth H. Zlatkus