Form 10-K
period 2005-12-31
HARTFORD LIFE INSURANCE CO
filed 2006-02-24
CIK 45947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
     3.75% Secured Medium-Term Notes due 2009 of Hartford Life Global Funding Trust 2004-001
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of June 30, 2005 was $0, because all of the outstanding shares of Common Stock were owned by Hartford Life and Accident Insurance Company, a direct wholly owned subsidiary of Hartford Life, Inc.
As of February 15, 2006, there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant.
The registrant meets the conditions set forth in General Instruction (I) (1) (a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

CONTENTS

ITEM		DESCRIPTION	PAGE
PART I	1.	Business.*	3
	1A.	Risk Factors.	10
	1B.	Unresolved Staff Comments.	14
	2.	Properties.*	14
	3.	Legal Proceedings.	14
	4.	**

PART II	5.	Market for Hartford Life Insurance Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	15
	6.	**
	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.*	16
	7A.	Quantitative and Qualitative Disclosures About Market Risk.	60
	8.	Financial Statements and Supplementary Data.	60
	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	60
	9A.	Controls and Procedures.	60
	9B.	Other Information.	60

PART III	10.	**
	11.	**
	12.	**
	13.	**
	14.	Principal Accounting Fees and Services	61

PART IV	15.	Exhibits, Financial Statement Schedules	61
		Signatures.	II-1
		Exhibits Index.	II-2
EX-12.01: COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
EX-23.01: CONSENT OF DELOITTE & TOUCHE LLP
EX-31.01: CERTIFICATION
EX-31.02: CERTIFICATION
EX-32.01: CERTIFICATION
EX-32.02: CERTIFICATION

*	Item prepared in accordance with General Instruction I (2) of Form 10-K

**	Item omitted in accordance with General Instruction I (2) of Form 10-K

PART I
Item 1. BUSINESS
(Dollar Amounts In Millions, Unless Otherwise Stated)
General
Hartford Life Insurance Company and its subsidiaries (“Hartford Life Insurance Company”, (“Life” or the “Company”), is a direct subsidiary of Hartford Life and Accident Insurance Company (“HLA”), a wholly owned subsidiary of Hartford Life, Inc. (“Hartford Life”). Hartford Life is an indirect subsidiary of The Hartford Financial Services Group, Inc. (“The Hartford”). Hartford Life Insurance Company provides (i) retail and institutional investment products, including variable annuities, fixed market value adjusted (“MVA”) annuities, private placement life insurance, which includes life insurance products purchased by a company on the lives of its employees, and retirement plan services for the savings and retirement needs of over 5.0 million customers, (ii) life insurance for wealth protection, accumulation and transfer needs for approximately 746,000 customers, (iii) group benefits products such as group life and group disability insurance for the benefit of millions of individuals, and (iv) assumes fixed annuity products and guaranteed minimum income benefits (“GMIB”) from Hartford Life’s international operations. Life is one of the largest sellers of individual variable annuities, variable universal life insurance and group disability insurance in the United States. Life’s strong position in each of its core businesses provides an opportunity to increase the sale of Life’s products and services as individuals increasingly save and plan for retirement, protect themselves and their families against the financial uncertainties associated with disability or death and engage in estate planning. (For additional information, see the Capital Resources and Liquidity section of the Management’s Discussion and Analysis (“MD&A”) section).
In the past year, Life’s total assets increased 6% to $207.6 billion at December 31, 2005 from $195.6 billion at December 31, 2004. Life generated revenues of $5.9 billion, $5.7 billion, and $4.9 billion in 2005, 2004 and 2003, respectively. Additionally, Life generated net income of $909, $965, $626 in 2005, 2004 and 2003, respectively.
Customer Service, Technology and Economies of Scale
Life maintains advantageous economies of scale and operating efficiencies due to its growth, attention to expense and claims management and commitment to customer service and technology. These advantages allow Life to competitively price its products for its distribution network and policyholders. In addition, Life utilizes computer technology to enhance communications within Life and throughout its distribution network in order to improve Life’s efficiency in marketing, selling and servicing its products and, as a result, provides high-quality customer service. In recognition of excellence in customer service for individual annuities, Life was awarded the 2005 Annuity Service Award by DALBAR Inc., a recognized independent financial services research organization, for the tenth consecutive year. Life is the only company to receive this prestigious award in every year of the award’s existence. Also, in 2005 Life earned its third DALBAR Award for Retirement Plan Service which recognizes Hartford Life Insurance Company as the No. 1 service provider of retirement plans in the industry. Continuing the trend of service excellence, Life’s Individual Life segment won its fifth consecutive DALBAR award for service of life insurance customers. Additionally, Life’s Individual Life segment also won its fourth consecutive DALBAR Financial Intermediary Service Award in 2005.
Risk Management
Life’s product designs, prudent underwriting standards and risk management techniques are structured to protect it against disintermediation risk, greater than expected mortality and morbidity experience and, for certain product features, specifically the guaranteed minimum death benefit (“GMDB”) and guaranteed minimum withdrawal benefit (“GMWB”) offered with variable annuity products, and GMIB assumed through a related party reinsurance agreement, equity market volatility. As of December 31, 2005, Life had limited exposure to disintermediation risk on approximately 98% of its domestic life insurance and annuity liabilities through the use of non-guaranteed separate accounts, MVA features, policy loans, surrender charges and non-surrenderability provisions. Life effectively utilizes prudent underwriting to select and price insurance risks and regularly monitors mortality and morbidity assumptions to determine if experience remains consistent with these assumptions and to ensure that its product pricing remains appropriate. Life also enforces disciplined claims management to protect itself against greater than expected morbidity experience. Life uses reinsurance structures and has modified benefit features to mitigate the mortality exposure associated with GMDB. Life also uses reinsurance and derivative instruments to attempt to minimize the volatility associated with the GMWB liability.

Reporting Segments
Life has realigned its reportable operating segments during 2005 to include four reportable operating segments: Retail Products Group (“Retail”), Retirement Plans, Institutional Solutions Group (“Institutional”) and Individual Life.
Retail offers individual variable and fixed market value adjusted (“MVA”) annuities and other investment products.
Retirement Plans provides products and services to corporations pursuant to Section 401(k), previously included in Retail, and products and services to municipalities under Section 457 and 403(b), previously included in Institutional.
Institutional offers institutional liability products, including stable value products, structured settlements and institutional annuities (primarily terminal funding cases), as well as variable Private Placement Life Insurance (“PPLI”) owned by corporations and high net worth individuals.
Until the passage of Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), Life sold two principal types of PPLI: leveraged PPLI and variable products. Leveraged PPLI is a fixed premium life insurance policy owned by a company or a trust sponsored by a company, HIPAA phased out the deductibility of interest on policy loans under leveraged PPLI at the end of 1998, which resulted in the virtual elimination of all sales of leveraged PPLI. In the fourth quarter of 2005, the Company began classifying leveraged PPLI as a run-off block of business and, as a result, the financial results of the business, previously included in Institutional, are now included in Other.
Individual Life sells a variety of life insurance products, including variable universal life, universal life, interest sensitive whole life and term life.
Life includes in an Other category its leveraged PPLI product line of business; corporate items not directly allocated to any of its reportable operating segments; net realized capital gains and losses on fixed maturity sales generated from movements in interest rates, less amortization of those gains or losses back to the reportable segments; net realized capital gains and losses generated from credit related events, less a credit risk fee charged to the reportable segments; net realized capital gains and losses from non-qualifying derivative strategies (including embedded derivatives) and interest rate risk generated from sales of the assumed yen based fixed annuity from Hartford Life’s international operations, other than the net periodic coupon settlements on credit derivatives, which are allocated to the reportable segments; intersegment eliminations and GMIB reinsurance assumed from Hartford Life Insurance KK, a related party and subsidiary of Hartford Life, as well as certain group benefit products, including group life and group disability insurance that is directly written by the Company and is substantially ceded to its parent, HLA.
Retail
The Retail segment focuses, through the sale of individual variable and fixed MVA annuities and other investment products, on the savings and retirement needs of the growing number of individuals who are preparing for retirement or who have already retired. Retail generated revenues of $2.6 billion, $2.5 billion and $1.7 billion in 2005, 2004 and 2003, respectively, of which individual annuities accounted for $2.5 billion, $2.4 billion and $1.6 billion for 2005, 2004 and 2003, respectively. Net income in Retail was $520, $373 and $330 in 2005, 2004 and 2003, respectively.
Life sells both variable and fixed MVA individual annuity products through a wide distribution network of national and regional broker-dealer organizations, banks and other financial institutions and independent financial advisors. Life is a market leader in the annuity industry with sales of $11.5 billion, $15.7 billion and $16.5 billion in 2005, 2004 and 2003, respectively. Life was among the largest sellers of individual retail variable annuities in the United States with sales of $11.2 billion, $15.0 billion and $15.7 billion in 2005, 2004 and 2003, respectively. In addition, Life continues to be the largest seller of individual retail variable annuities through banks in the United States.
Life’s total account value related to individual annuity products was $115.5 billion as of December 31, 2005. Of this total account value, $105.3 billion, or 91%, related to individual variable annuity products and $10.2 billion, or 9%, related primarily to fixed MVA annuity products. As of December 31, 2004, Life’s total account value related to individual annuity products was $111.0 billion. Of this total account value, $99.6 billion, or 90%, related to individual variable annuity products and $11.4 billion, or 10%, related primarily to fixed MVA annuity products. As of December 31, 2003, Life’s total account value related to individual annuity products was $97.7 billion. Of this total account value, $86.5 billion, or 89% , related to individual variable annuity products and $11.2 billion, or 11%, related primarily to fixed MVA annuity products.

Principal Products
Individual Variable Annuities — Life earns fees, based on policyholders’ account values, for managing variable annuity assets, providing various death benefits and principal guarantees, and maintaining policyholder accounts. Life uses specified portions of the periodic deposits paid by a customer to purchase units in one or more mutual funds as directed by the customer, who then assumes the investment performance risks and rewards. As a result, variable annuities permit policyholders to choose aggressive or conservative investment strategies, as they deem appropriate, without affecting the composition and quality of assets in Life’s general account. These products offer the policyholder a variety of equity and fixed income options, as well as the ability to earn a guaranteed rate of interest in the general account of Life. Life offers an enhanced guaranteed rate of interest for a specified period of time (no longer than twelve months) if the policyholder elects to dollar-cost average funds from Life’s general account into one or more non-guaranteed separate accounts. Additionally, Retail sells variable annuity contracts that offer various guaranteed minimum death and withdrawal benefits.
Policyholders may make deposits of varying amounts at regular or irregular intervals and the value of these assets fluctuates in accordance with the investment performance of the funds selected by the policyholder. To encourage persistency, many of Life’s individual variable annuities are subject to withdrawal restrictions and surrender charges. Surrender charges range up to 8% of the contract’s deposits less withdrawals, and reduce to zero on a sliding scale, usually within seven years from the deposit date. Individual variable annuity account values of $105.3 billion as of December 31, 2005, have grown from $99.6 billion as of December 31, 2004, primarily due to equity market appreciation. Approximately 85% and 83% of the individual variable annuity account values were held in non-guaranteed separate accounts as of December 31, 2005 and 2004, respectively.
The assets underlying Life’s variable annuities are managed both internally and by independent money managers, while Life provides all policy administration services. Life utilizes a select group of money managers all of which are among the nation’s most successful investment managers. Furthermore, each money manager has an interest in the continued growth in sales of Life’s products and enhance the marketability of Life’s annuities and the strength of its product offerings. Hartford Leaders, which is a multi-manager variable annuity that combines the product manufacturing, wholesaling and service capabilities of Life with the investment management expertise of American Funds, Franklin Templeton Group, AIM Investments and MFS Investment Management, has emerged as an industry leader in terms of retail sales. In 2005, the Director M variable annuity was introduced to combine the product manufacturing, wholesaling and service capabilities of Life with the investment management expertise of Wellington Management Company, LLP and Hartford Investment Management Company (“HIMCO”), the two money managers for the former Director product, as well as an additional six investment firms: AllianceBernstein, Fidelity Investments, Lord Abbett, Oppenheimer Funds, Putnam and Van Kampen.
Fixed MVA Annuities — Fixed MVA annuities are fixed rate annuity contracts which guarantee a specific sum of money to be paid in the future, either as a lump sum or as monthly income. In the event that a policyholder surrenders a policy prior to the end of the guarantee period, the MVA feature increases or decreases the cash surrender value of the annuity in respect of any interest rate decreases or increases, respectively, thereby protecting Life from losses due to higher interest rates at the time of surrender. The amount of payment will not fluctuate due to adverse changes in Life’s investment return, mortality experience or expenses. Life’s primary fixed MVA annuities have terms varying from one to ten years with an average term to maturity of approximately four years.
Marketing and Distribution
The Retail segment distribution network is based on management’s strategy of utilizing multiple and competing distribution channels to achieve the broadest distribution to reach target customers. The success of Life’s marketing and distribution system depends on its product offerings, fund performance, successful utilization of wholesaling organizations, quality of customer service, and relationships with national and regional broker-dealer firms, banks and other financial institutions, and independent financial advisors (through which the sale of Life’s retail investment products to customers is consummated).
Life maintains a distribution network of approximately 1,500 broker-dealers and approximately 500 banks. As of December 31, 2005, Life was selling products through the 25 largest retail banks in the United States. Life periodically negotiates provisions and terms of its relationships with unaffiliated parties, and there can be no assurance that such terms will remain acceptable to Life or such third parties. Life’s primary wholesaler of its individual annuities is PLANCO Financial Services, LLC and its affiliate, PLANCO, LLC (collectively “PLANCO”) wholly owned subsidiaries of HLA. PLANCO is one of the nation’s largest wholesalers of individual annuities and has played a significant role in The Hartford’s growth over the past decade. As a wholesaler, PLANCO distributes Life’s fixed MVA and variable annuities and offshore products by providing sales support to registered representatives, financial planners and broker-dealers at brokerage firms and banks across the United States. Owning PLANCO secures an important distribution channel for Hartford Life and gives Hartford Life a wholesale distribution platform which it can expand in terms of both the number of individuals wholesaling its products and the portfolio of products which they wholesale.

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
Retirement Plans
Life is among the top providers of retirement products and services, including asset management and plan administration sold to municipalities and not for profits pursuant to Section 457 and 403(b) of the Internal Revenue Code of 1986, as amended (referred to as “Section 457” and “403(b)”, respectively). Life is also among the top providers of retirement products and services, including asset management and plan administration sold to small- and medium-size corporations pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (referred to as “401(k)”).
Life’s total account values related to retirement plans were $19.3 billion, $16.5 billion and $13.6 billion as of December 31, 2005, 2004 and 2003, respectively. Governmental account values were $10.5 billion, $10.0 billion and $9.0 as of December 31, 2005, 2004 and 2003, respectively. 401(k) products account values were $8.8 billion, $6.5 billion and $4.6 billion as of December 31, 2005, 2004 and 2003, respectively. The Retirement Plans segment generated revenues of $457, $421 and $376 for the years ended December 31, 2005, 2004 and 2003, respectively and net income of $66, $59 and $39 in 2005, 2004 and 2003, respectively.
Principal Products
Governmental — Life sells retirement plan products and services to municipalities under Section 457 plans. Life offers a number of different investment products, including variable annuities and fixed products, to the employees in Section 457 plans. Generally, with the variable products, Life manages the fixed income funds and certain other outside money managers act as advisors to the equity funds offered in Section 457 plans administered by Life. As of December 31, 2005, Life administered over 3,600 plans under Sections 457 and 403(b).
401(k) - Life sells retirement plan products and services to corporations under 401(k) plans targeting the small and medium case markets. Life believes these markets are under-penetrated in comparison to the large case market. As of December 31, 2005, Life administered over 10,300 401(k) plans.
Marketing and Distribution
In the Section 457 market, Retirement Plan’s distribution network uses internal personnel with extensive experience to sell its products and services in the retirement plan and institutional markets. The success of Life’s marketing and distribution system depends on its product offerings, fund performance, successful utilization of wholesaling organizations, quality of customer service, and relationships with national and regional broker-dealer firms, banks and other financial institutions.
In the 401(k) market, Retirement Plan’s primary wholesaler of its plans is PLANCO. As a wholesaler, PLANCO distributes Life’s 401(k) plans by providing sales support to registered representatives, financial planners and broker-dealers at brokerage firms and banks across the United States. In addition, Life uses internal personnel with extensive experience in the 401(k) market to sell its products and services in the retirement plan market.
Competition
Retirement Plans competes with numerous other insurance companies as well as certain banks, securities brokerage firms, independent financial advisors and other financial intermediaries marketing annuities, mutual funds and other retirement-oriented products. Product sales are affected by competitive factors such as investment performance ratings, product design, visibility in the marketplace, financial strength ratings, distribution capabilities, levels of charges and credited rates, reputation and customer service.
Institutional
Life provides structured settlement contracts, institutional annuities and stable value investment products such as funding agreements and guaranteed investment contracts (“GICs”). Additionally, Life is a leader in the variable PPLI market, which includes life insurance policies purchased by a company or a trust on the lives of employees, with Life or a trust sponsored by Life named as the beneficiary under the policy.

Life has recently introduced two products for the high net worth markets. One is a specialized life insurance contract for ultra-wealthy, high net worth investors, the other is a hedge fund designed to leverage the strengths of The Hartford’s award-winning customer service and distribution capability.
Life’s total account values related to institutional investment products were $17.6 billion, $14.3 billion and $12.4 billion as of December 31, 2005, 2004 and 2003, respectively. Variable PPLI products account values were $23.8 billion, $22.5 billion and $21.0 billion as of December 31, 2005, 2004 and 2003, respectively. The Institutional segment generated revenues of $1.4 billion, $1.3 billion and $1.5 billion for the years ended December 31, 2005, 2004 and 2003, respectively and net income of $82, $55 and $68 in 2005, 2004 and 2003, respectively.
Principal Products
Institutional Investment Products — Life sells the following institutional investment products: structured settlements, GICs and other short-term funding agreements, and other annuity contracts for special purposes such as funding of terminated defined benefit pension plans (institutional annuities arrangements).
Structured Settlements — Structured settlement annuity contracts provide for periodic payments to an injured person or survivor, typically in settlement of a claim under a liability policy in lieu of a lump sum settlement. Contracts pay either life contingent or period certain benefits, which is at the discretion of the contract holder.
Stable Value Products — GICs are group annuity contracts issued to sponsors of qualified pension or profit-sharing plans or stable value pooled fund managers. Under these contracts, the client deposits a lump sum with The Hartford for a specified period of time for a guaranteed interest rate. At the end of the specified period, the client receives principal plus interest earned. Funding agreements are investment contracts that perform a similar function for non-qualified assets. The Company issues fixed rate funding agreements to Hartford Life Global Funding trusts that, in turn, issue registered notes to institutional and retail investors.
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
Variable PPLI Products — Private Placement Variable Life Insurance (“PPVLI”) products continue to be used by employers to fund non-qualified benefits or other post-employment benefit liabilities. A key advantage to plan sponsors is the opportunity to select from a range of tax deferred investment allocations. Recent clarifications in regulatory policy have made PPVLI products particularly attractive to banks with postretirement medical obligations. PPVLI has also been widely used in the high net worth marketplace due to its low costs, range of investment choices and ability to accommodate a fund of funds management style. This institutionally priced hedge fund product is aimed at the rapidly growing market composed of affluent investors unwilling to participate in hedge funds directly due to minimum investment thresholds.
Marketing and Distribution
In the structured settlement market, the Institutional segment sells individual fixed immediate annuity products through a small number of specialty brokerage firms that work closely with The Hartford’s Property & Casualty operations. Life also works directly with the brokerage firms on cases that do not involve The Hartford’s Property & Casualty operations.
In the stable value marketplace, the Institutional segment sells GICs, funding agreements, and investor notes to retirement plan sponsors either through investment management firms or directly, using Hartford employees.
In the institutional annuities market, Life sells its group annuity products to retirement plan sponsors through three different channels (1) a small number of specialty brokers, (2) large benefits consulting firms and (3) directly, using Hartford employees.
In the PPVLI market, specialized strategic alliance partners with expertise in the large case market assist in the placement of many cases. High net worth PPVLI is often placed with the assistance of investment banking and wealth management specialists.
The hedge fund of funds product is positioned to be sold through family offices, wealth management platforms and other specialists in the mass-affluent market.
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
For PPVLI, competition in the large case market comes from other insurance carriers and from specialized agents with expertise in the benefit funding marketplace. For high net worth programs, the competition is often from other investment banking firms allied with other insurance carriers.
The hedge fund of funds product competes against a range of similar products from respected vendors, including investment banking firms and wire houses. It is distributed by former members of the PLANCO team which assisted in The Hartford’s successful annuity business.
Individual Life
The Individual Life segment provides life insurance solutions to a wide array of partners to solve the wealth protection, accumulation and transfer needs of its affluent, emerging affluent and business insurance clients. As of December 31, 2005, life insurance in force increased 8% to 146.2 billion, from $134.8 billion and $125.1 billion as of December 31, 2004 and 2003, respectively. Account values increased 9% to $9.8 billion as of December 31, 2005 from $9.0 billion and $8.2 billion as of December 31, 2004 and 2003, respectively. Revenues were $991, $966 and $894 for the years ended December 31, 2005, 2004 and 2003, respectively. Net income in Individual Life was $149, $143 and $134 for the years ended December 31, 2005, 2004 and 2003, respectively.
Principal Products
Life holds a significant market share in the variable universal life product market and is a leading seller of variable universal life insurance according to the Tillinghast VALUE Survey. Sales in the Individual Life segment were $250, $233 and $196 for the years ended December 31, 2005, 2004 and 2003, respectively .
Variable Universal Life — Variable universal life provides life insurance with a return linked to underlying investment portfolios as policyholders are allowed to invest premium dollars among a variety of underlying mutual funds. As the return on the investment portfolios increase or decrease, the surrender value of the variable universal life policy will increase or decrease, and, under certain policyholder options or market conditions, the death benefit may also increase or decrease. Life’s second-to-die products are distinguished from other products in that two lives are insured rather than one, and the policy proceeds are paid upon the deaths of both insureds. Second-to-die policies are frequently used in estate planning for a married couple as the policy proceeds are paid out at the time an estate tax liability is incurred. Variable universal life account values were $5.9 billion, $5.4 billion and $4.7 billion as of December 31, 2005, 2004 and 2003, respectively.
Universal Life and Interest Sensitive Whole Life — Universal life and interest sensitive whole life insurance coverages provide life insurance with adjustable rates of return based on current interest rates. Universal life provides policyholders with flexibility in the timing and amount of premium payments and the amount of the death benefit, provided there are sufficient policy funds to cover all policy charges for the coming period, unless guaranteed no-lapse coverage is in effect. At December 31, 2005 and 2004, guaranteed no-lapse universal life represented approximately 4% and 2% of life insurance in-force, respectively. Life also sells second-to-die universal life insurance policies.
Marketing and Distribution
Consistent with Life’s strategy to access multiple distribution outlets, the Individual Life distribution organization has been developed to penetrate multiple retail sales channels. Life sells both variable and fixed individual life products through a wide distribution network of national and regional broker-dealer organizations, banks and independent financial advisors. Life is a market leader in selling individual life insurance through national stockbroker and financial institutions channels. In addition, Life distributes individual life products through independent life agents and Woodbury Financial Services, a subsidiary retail broker-dealer. To wholesale Life’s products, Life has a group of highly qualified life insurance professionals with specialized training in sophisticated life insurance sales. These individuals are generally employees of Life who are managed through a regional sales office system.
Competition
The Individual Life segment competes with approximately 1,200 life insurance companies in the United States, as well as other financial intermediaries marketing insurance products. Competitive factors related to this segment are primarily the breadth and quality of life insurance products offered, pricing, relationships with third-party distributors, effectiveness of wholesaling support, pricing and availability of reinsurance, and the quality of underwriting and customer service.
Reserves
Life insurance subsidiaries of Life establish and carry as liabilities, predominantly, three types of reserves: (1) a liability equal to the balance that accrues to the benefit of the policyholder as of the financial statement date, otherwise known as the account value, (2) a liability for unpaid claims, including those that have been incurred but not yet reported, and (3) a liability for future policy benefits, representing the present value of future benefits to be paid to or on behalf of policyholders less the present value of future net premiums. The liabilities for unpaid claims and future policy benefits are calculated based on actuarially recognized methods using morbidity and mortality tables, which are modified to reflect Life’s actual experience when appropriate. Liabilities for unpaid claims include estimates of amounts to fully settle known reported claims as well as claims related to insured events that the Company estimates have been incurred but have not yet been reported. Future policy benefit reserves are computed at amounts that, with additions from estimated premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet Life’s policy obligations at their maturities or in the event of an insured’s disability or death. Other insurance liabilities include those for unearned premiums and benefits in excess of account value. Reserves for assumed reinsurance are computed in a manner that is comparable to direct insurance reserves.
Ceded Reinsurance
In accordance with normal industry practice, Life is involved in both the cession and assumption of insurance with other insurance and reinsurance companies. As of December 31, 2005, the Company’s current policy for the largest amount of life insurance retained on any one life by any one of the life operations was approximately $5.0 which increased from $2.9 as of December 31, 2004. In addition, Life has reinsured the majority of the minimum death benefit guarantees as well as the guaranteed minimum withdrawal benefits on contracts issued prior to July 2003 offered in connection with its variable annuity contracts. Life also assumes reinsurance from other insurers and affiliates of the Company. Life evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. For the years ended December 31, 2005, 2004 and 2003, Life did not make any significant changes in the terms under which reinsurance is ceded to other insurers except for Life’s 2003 recapture of a block of business previously reinsured with an unaffiliated reinsurer and change in retention. Reinsurance accounting is followed for ceded transactions when the risk transfer provisions of SFAS No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts,” have been met. For further discussion see Note 6 of Notes to Consolidated Financial Statements.
Investment Operations
The investment portfolios of the Company are managed by HIMCO, a wholly-owned subsidiary of The Hartford. HIMCO manages the portfolios to maximize economic value, while attempting to generate the income necessary to support the Company’s various product obligations, within internally established objectives, guidelines and risk tolerances. The portfolio objectives and guidelines are developed based upon the asset/liability profile, including duration, convexity and other characteristics within specified risk tolerances. The risk tolerances considered include, for example, asset and credit issuer allocation limits, maximum portfolio below investment grade holdings and foreign currency exposure. The Company attempts to minimize adverse impacts to the portfolio and the Company’s results of operations from changes in economic conditions through asset allocation limits, asset/liability duration matching and through the use of derivatives. For further discussion of HIMCO’s portfolio management approach, see the Investments General section of the MD&A.
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
The extent of insurance regulation on business outside the United States varies significantly among the countries in which the Company operates. Some countries have minimal regulatory requirements, while others regulate insurers extensively. Foreign insurers in many countries are faced with greater restrictions than domestic competitors domiciled in that particular jurisdiction. The Company’s international operations are comprised of insurers licensed in their respective countries and, therefore, are not subject to the U.S. insurance regulations.
Employees
Hartford Life Insurance Company had approximately 3,300 employees as of December 31, 2005.
Item 1A. RISK FACTORS
Investing in the securities of the Company involves risk. In deciding whether to invest in the securities of the Company, you should carefully consider the following risk factors, any of which could have a significant or material adverse effect on the business, financial condition, operating results or liquidity of the Company. This information should be considered carefully together with the other information contained in this report and the other reports and materials filed by the Company with the Securities and Exchange Commission. The risks described below are not the only ones facing the Company. Additional risks may also have a significant or material adverse effect on the business, financial condition, operating results or liquidity of the Company.
The occurrence of one or more terrorist attacks in the geographic areas we serve or the threat of terrorism in general may have a material adverse effect on our business, consolidated operating results, financial condition or liquidity.
The occurrence of one or more terrorist attacks in the geographic areas we serve could result in a substantially higher losses under our insurance policies than we have anticipated. Further, the continued threat of terrorism and the occurrence of terrorist attacks, as well as heightened security measures and military action in response to these threats and attacks, may cause significant volatility in global financial markets, disruptions to commerce and reduced economic activity. These consequences could have an adverse effect on the value of the assets in our investment portfolio. Terrorist attacks also could disrupt our operations centers in the U.S. or abroad. As a result, it is possible that any, or a combination of all, of these factors may have a material adverse effect on our business, consolidated operating results, financial condition and liquidity.
We are exposed to significant capital markets risk related to changes in interest rates, equity prices and foreign exchange rates which may adversely affect our results of operations, financial condition or cash flows.
We are exposed to significant capital markets risk related to changes in interest rates, equity prices and foreign currency exchange rates. Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates will reduce the net unrealized gain position of our investment portfolio, increase interest expense on our variable rate debt obligations and, if long-term interest rates rise dramatically within a six to twelve month time period, certain of our Life businesses may be exposed to disintermediation risk. Disintermediation risk refers to the risk that our policyholders may surrender their contracts in a rising interest rate environment, requiring us to liquidate assets in an unrealized loss position. Our primary exposure to equity risk relates to the potential for lower earnings associated with certain of our businesses, such as variable annuities, where fee income is earned based upon the fair value of the assets under management. In addition, certain of our products offer guaranteed benefits which increase our potential benefit exposure should equity markets decline. We are also exposed to interest rate and equity risk based upon the discount rate and expected long-term rate of return assumptions associated with our pension and other post-retirement benefit obligations. Sustained declines in long-term interest rates or equity returns likely would have a negative effect on the funded status of these plans. Our primary foreign currency exchange risks are related to net income from foreign operations, non–U.S. dollar denominated investments, investments in foreign subsidiaries, the yen denominated individual fixed annuity product, and certain guaranteed benefits associated with the Japan variable annuity. These risks relate to the potential decreases in value and income resulting from a strengthening or weakening in foreign exchange rates verses the U.S. dollar. In general, the weakening of foreign currencies versus the U.S. dollar will unfavorably affect net income from foreign operations, the value of non-U.S. dollar denominated investments, investments in foreign subsidiaries and realized gains or losses on the yen denominated individual fixed annuity product. In comparison, a strengthening of the Japanese yen in comparison to the U.S. dollar and other currencies may increase our exposure to the guarantee benefits associated with the Japan variable annuity. If significant, declines in equity prices, changes in U.S. interest rates and the strengthening or weakening of foreign currencies against the U.S. dollar, individually or in tandem, could have a material adverse effect on our consolidated results of operations, financial condition or cash flows.

We may be unable to effectively mitigate the impact of equity market volatility on our financial position and results of operations arising from obligations under annuity product guarantees, which may affect our consolidated results of operations, financial condition or cash flows.
Our primary exposure to equity risk relates to the potential for lower earnings associated with certain of our life businesses where fee income is earned based upon the fair value of the assets under management. In addition, some of the products offered by these businesses, especially variable annuities, offer certain guaranteed benefits which increase our potential benefit exposure as the equity markets decline. We are subject to equity market volatility related to these benefits, especially the GMDB, guaranteed minimum withdrawal benefit (“GMWB”) and GMIB offered with variable annuity products. We use reinsurance structures and have modified benefit features to mitigate the exposure associated with GMDB. We also use reinsurance in combination with derivative instruments to minimize the claim exposure and the volatility of net income associated with the GMWB liability. While we believe that these and other actions we have taken mitigate the risks related to these benefits, we are subject to the risks that reinsurers are unable or unwilling to pay, that other risk management procedures prove ineffective or that unanticipated policyholder behavior, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed, which individually or collectively may have a material adverse effect on our consolidated results of operations, financial condition or cash flows.
Regulatory proceedings or private claims relating to incentive compensation or payments made to brokers or other producers, alleged anti-competitive conduct and other sales practices could have a material adverse effect on us.
The Hartford has received multiple regulatory inquiries regarding our compensation arrangements with brokers and other producers. For example, in June 2004, The Hartford received a subpoena from the New York Attorney General’s Office in connection with its inquiry into compensation arrangements between brokers and carriers. In mid-September 2004 and subsequently, The Hartford has received additional subpoenas from the New York Attorney General’s Office, which relate more specifically to possible anti-competitive activity among brokers and insurers. On October 14, 2004, the New York Attorney General’s Office filed a civil complaint against Marsh & McLennan Companies, Inc., and Marsh, Inc. (collectively, “Marsh”). The complaint alleges, among other things, that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them. The Hartford was not joined as a defendant in the action, which has since settled.
Since the beginning of October 2004, The Hartford has received subpoenas or other information requests from Attorneys General and regulatory agencies in more than a dozen jurisdictions regarding broker compensation, possible anti-competitive activity and sales practices. The Hartford may continue to receive additional subpoenas and other information requests from Attorneys General or other regulatory agencies regarding similar issues. The Hartford intends to continue cooperating fully with these investigations, and is conducting an internal review, with the assistance of outside counsel, regarding broker compensation issues. Although no regulatory action has been initiated against the Company in connection with the allegations described in the civil complaint, it is possible that one or more other regulatory agencies may pursue action against the Company or one or more of its employees in the future on this matter or on other similar matters. If such an action is brought, it could have a material adverse effect on the Company.
Regulatory and market-driven changes may affect our practices relating to the payment of incentive compensation to brokers and other producers, including changes that have been announced and those which may occur in the future, and could have a material adverse effect on us in the future.
We pay brokers and independent agents commissions and other forms of incentive compensation in connection with the sale of many of the Company’s insurance products. Since the New York Attorney General’s Office filed a civil complaint against Marsh on October 14, 2004, several of the largest national insurance brokers, including Marsh, Aon Corporation and Willis Group Holdings Limited, have announced that they have discontinued the use of contingent compensation arrangements. Other industry participants may make similar, or different, determinations in the future. In addition, legal, legislative, regulatory, business or other developments may require changes to industry practices relating to incentive compensation. At this time, it is not possible to predict the effect of these announced or potential changes on our business or distribution strategies, but such changes could have a material adverse effect on us in the future.
Competitive activity may adversely affect our market share and profitability, which could have an adverse effect on our business, results of operations or financial condition.
The insurance industry is highly competitive. Our competitors include other insurers and, because many of our products include an investment component, securities firms, investment advisers, mutual funds, banks and other financial institutions. In recent years, there has been substantial consolidation and convergence among companies in the insurance and financial services industries resulting in increased competition from large, well-capitalized insurance and financial services firms that market products and services similar to ours. Many of these firms also have been able to increase their distribution systems through mergers or contractual arrangements. These competitors compete with us for producers such as brokers and independent agents. Larger competitors may have lower operating costs and an ability to absorb greater risk while maintaining their financial strength ratings, thereby allowing them to price their products more competitively. These competitive pressures could result in increased pricing pressures on a number of our products and services, particularly as competitors seek to win market share, and may harm our ability to maintain or increase our profitability. Because of the competitive nature of the insurance industry, there can be no assurance that we will continue to effectively compete with our industry rivals, or that competitive pressure will not have a material adverse effect on our business, results of operations or financial condition.
We may experience unfavorable judicial or legislative developments that would adversely affect our results of operations or liquidity.
We are involved in legal actions which do not arise in the ordinary course of business, some of which assert claims for substantial amounts. These actions include, among others, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, improper sales practices in connection with the sale of life insurance and other investment products and improper fee arrangements in connection with mutual funds. We are also involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated results of operations or cash flows in particular quarterly or annual periods.
Potential changes in domestic and foreign regulation may increase our business costs and required capital levels, which could adversely affect our business, consolidated operating results, financial condition or liquidity.
We are subject to extensive laws and regulations. These laws and regulations are complex and subject to change. Moreover, they are administered and enforced by a number of different governmental authorities, including foreign regulators, state insurance regulators, state securities administrators, the Securities and Exchange Commission, the National Association of Securities Dealers, the U.S. Department of Justice, and state attorneys general, each of which exercises a degree of interpretive latitude. Consequently, we are subject to the risk that compliance with any particular regulator’s or enforcement authority’s interpretation of a legal issue may not result in compliance with another regulator’s or enforcement authority’s interpretation of the same issue, particularly when compliance is judged in hindsight. In addition, there is risk that any particular regulator’s or enforcement authority’s interpretation of a legal issue may change over time to our detriment, or that changes in the overall legal environment may, even absent any particular regulator’s or enforcement authority’s interpretation of a legal issue changing, cause us to change our views regarding the actions we need to take from a legal risk management perspective, thus necessitating changes to our practices that may, in some cases, limit our ability to grow and improve the profitability of our business.
State insurance laws regulate most aspects of our U.S. insurance businesses, and our insurance subsidiaries are regulated by the insurance departments of the states in which they are domiciled and licensed. State laws in the U.S. grant insurance regulatory authorities broad administrative powers with respect to, among other things:
•	Licensing companies and agents to transact business;

•	calculating the value of assets to determine compliance with statutory requirements;

•	mandating certain insurance benefits;

•	regulating certain premium rates;

•	reviewing and approving policy forms;

•	regulating unfair trade and claims practices, including through the imposition of restrictions on marketing and sales practices, distribution arrangements and payment of inducements;

•	establishing statutory capital and reserve requirements and solvency standards;

•	fixing maximum interest rates on insurance policy loans and minimum rates for guaranteed crediting rates on life insurance policies and annuity contracts;

•	approving changes in control of insurance companies;

•	restricting the payment of dividends and other transactions between affiliates; and

•	regulating the types, amounts and valuation of investments.

State insurance regulators and the National Association of Insurance Commissioners, or NAIC, regularly re-examine existing laws and regulations applicable to insurance companies and their products. Our international operations are subject to regulation in the relevant jurisdictions in which they operate, which in many ways is similar to the state regulation outlined above, with similar related restrictions. Our asset management operations are also subject to extensive regulation in the various jurisdictions where they operate. These regulations are primarily intended to protect investors in the securities markets or investment advisory clients and generally grant supervisory authorities broad administrative powers. Changes in all of these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer at the expense of the insurer and thus could have a material adverse effect on our business, consolidated operating results, financial condition and liquidity. Compliance with these laws and regulations is also time consuming and personnel-intensive, and changes in these laws and regulations may increase materially our direct and indirect compliance costs and other expenses of doing business, thus having an adverse effect on our business, consolidated operating results, financial condition and liquidity.
Our business, results of operations and financial condition may be adversely affected by general domestic and international economic and business conditions that are less favorable than anticipated.
Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the amount and profitability of business we conduct. For example, in an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and consumer spending, the demand for financial and insurance products could be adversely affected. Further, given that we offer our products and services in North America, Japan, Europe and South America, we are exposed to these risks in multiple geographic locations. Our operations are subject to different local political, regulatory, business and financial risks and challenges which may affect the demand for our products and services, the value of our investment portfolio, the required levels of our capital and surplus, and the credit quality of local counterparties. These risks include, for example, political, social or economic instability in countries in which we operate, fluctuations in foreign currency exchange rates, credit risks of our local borrowers and counterparties, lack of local business experience in certain markets, and, in certain cases, risks associated with the potential incompatibility with partners. Additionally, much of our overall growth is due to our expansion into new markets for our investment products, primarily in Japan. Our expansion in these new markets requires us to respond to rapid changes in market conditions in these areas. Accordingly, our overall success depends, in part, upon our ability to succeed despite these differing and dynamic economic, social and political conditions. We may not succeed in developing and implementing policies and strategies that are effective in each location where we do business and we cannot guarantee that the inability to successfully address the risks related to economic conditions in all of the geographic locations where we conduct business will not have a material adverse effect on our business, results of operations or financial condition.
We may experience difficulty in marketing and distributing products through our current and future distribution channels.
We distribute our annuity and life insurance products through a variety of distribution channels, including brokers, independent agents, broker-dealers, banks, wholesalers, affinity partners, our own internal sales force and other third party organizations. In some areas of our business, we generate a significant portion of our business through individual third party arrangements. We periodically negotiate provisions and renewals of these relationships and there can be no assurance that such terms will remain acceptable to us or such third parties. An interruption in our continuing relationship with certain of these third parties could materially affect our ability to market our products.
We may experience a downgrade in our financial strength or credit ratings which may make our products less attractive, increase our cost of capital, and inhibit our ability to refinance our debt, which would have an adverse effect on our business, consolidated operating results, financial condition and liquidity.
Financial strength and credit ratings, including commercial paper ratings, have become an increasingly important factor in establishing the competitive position of insurance companies. Rating organizations assign ratings based upon several factors. While most of the factors relate to the rated company, some of the factors relate to the views of the rating organization, general economic conditions, and circumstances outside the rated company’s control. In addition, rating organizations may employ different models and formulas to assess the financial strength of a rated company, and from time to time rating organizations have, in their discretion, altered these models. Changes to the models, general economic conditions, or circumstances outside our control could impact a rating organization’s judgment of its rating and the subsequent rating it assigns us. We cannot predict what actions rating organizations may take, or what actions we may be required to take in response to the actions of rating organizations, which may adversely affect us. Our financial strength ratings, which are intended to measure our ability to meet policyholder obligations, are an important factor affecting public confidence in most of our products and, as a result, our competitiveness. A downgrade in our financial strength ratings, or an announced potential downgrade, of one of our principal insurance subsidiaries could affect our competitive position in the insurance industry and make it more difficult for us to market our products, as potential customers may select companies with higher financial strength ratings. The interest rates we pay on our borrowings are largely dependent on our credit ratings. A downgrade of our credit ratings, or an announced potential downgrade, could affect our ability to raise additional debt with terms and conditions similar to our current debt, and accordingly, likely increase our cost of capital. In addition, a downgrade of our credit ratings could make it more difficult to raise capital to refinance any maturing debt obligations, to support business growth at our insurance subsidiaries and to maintain or improve the current financial strength ratings of our principal insurance subsidiaries described above. As a result, it is possible that any, or a combination of all, of these factors may have a material adverse effect on our business, consolidated operating results, financial condition and liquidity.
Item 1B. UNRESOLVED STAFF COMMENTS
None.
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
Item 3. LEGAL PROCEEDINGS
The Hartford is involved in various legal actions arising in the ordinary course of business, some of which assert claims for substantial amounts. These actions include, among others, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, improper sales practices in connection with the sale of life insurance and other investment products; and improper fee arrangements in connection with mutual funds. The Hartford also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to the consolidated financial condition of the Company. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated results of operations or cash flows in particular quarterly or annual periods.
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
Two securities class actions, now consolidated, have been filed in the United States District Court for the District of Connecticut alleging claims against The Hartford and certain of its executive officers under Section 10(b) of the Securities Exchange Act and SEC Rule 10b-5. The consolidated amended complaint alleges on behalf of a putative class of shareholders that The Hartford and the four named individual defendants, as control persons of The Hartford, failed to disclose to the investing public that The Hartford’s business and growth was predicated on the unlawful activity alleged in the NYAG Complaint. The class period alleged is August 6, 2003 through October 13, 2004, the day before the NYAG Complaint was filed. The complaint seeks damages and attorneys’ fees. Defendants filed a motion to dismiss in June 2005, and the Court heard oral argument on December 22, 2005. The Hartford and the individual defendants dispute the allegations and intend to defend these actions vigorously.
Two corporate derivative actions, now consolidated, also have been filed in the same court. The consolidated amended complaint, brought by a shareholder on behalf of The Hartford against its directors and an executive officer, alleges that the defendants knew adverse non-public information about the activities alleged in the NYAG Complaint and concealed and misappropriated that information to make profitable stock trades, thereby breaching their fiduciary duties, abusing their control, committing gross mismanagement, wasting corporate assets, and unjustly enriching themselves. The complaint seeks damages, injunctive relief, disgorgement, and attorneys’ fees. Defendants filed a motion to dismiss in May 2005, and the plaintiffs thereafter agreed to stay further proceedings pending resolution of the motion to dismiss the securities class action. All defendants dispute the allegations and intend to defend these actions vigorously.
Three consolidated putative class actions filed in the same court on behalf of participants in The Hartford’s 401(k) plan, alleging that The Hartford and other plan fiduciaries breached their fiduciary duties to plan participants by, among other things, failing to inform them of the risk associated with investment in The Hartford’s stock as a result of the activity alleged in the NYAG Complaint, have been voluntarily dismissed by the plaintiffs without payment.

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
PART II

Item 5.	MARKET FOR HARTFORD LIFE INSURANCE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
All of the Company’s outstanding shares are ultimately owned by Hartford Life and Accident Insurance Company, which is ultimately a subsidiary of The Hartford. As of February 24, 2006, the Company had issued and outstanding 1,000 shares of Common Stock, $5,690 par value per share. There is no established public trading market for the Company’s Common Stock.
For a discussion regarding the Company’s payment of dividends, and the restrictions related thereto, see the Capital Resources and Liquidity section of the MD&A under “Dividends”.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in millions, unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Hartford Life Insurance Company and its subsidiaries (“Hartford Life Insurance Company”, “Life” or the “Company”) as of December 31, 2005, compared with December 31, 2004, and its results of operations for each of the three years in the period ended December 31, 2005. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes beginning on page F-1. Certain reclassifications have been made to prior year financial information to conform to the current year presentation.
Certain of the statements contained herein are forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company’s control and have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in Item 1A, Risk Factors. These factors include: the possible occurrence of terrorist attacks; the response of reinsurance companies under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect the Company against losses; changes in the stock markets, interest rates or other financial markets, including the potential effect on the Company’s statutory capital levels; the inability to effectively mitigate the impact of equity market volatility on the Company’s financial position and results of operations arising from obligations under annuity product guarantees; the Company’s potential exposure arising out of regulatory proceedings or private claims relating to incentive compensation or payments made to brokers or other producers and alleged anti-competitive conduct; the uncertain effect on the Company of regulatory and market-driven changes in practices relating to the payment of incentive compensation to brokers and other producers, including changes that have been announced and those which may occur in the future; the possibility of unfavorable loss development; stronger than anticipated competitive activity; unfavorable judicial or legislative developments; the potential effect of domestic and foreign regulatory developments, including those which could increase the Company’s business costs and required capital levels; the possibility of general economic and business conditions that are less favorable than anticipated; the Company’s ability to distribute its products through distribution channels, both current and future; the uncertain effects of emerging claim and coverage issues; a downgrade in the Company’s financial strength or credit ratings; the ability of the Company’s subsidiaries to pay dividends to the Company; and other factors described in such forward-looking statements.
INDEX

Overview	16	Investments	37
Critical Accounting Estimates	22	Investment Credit Risk	44
Consolidated Results of Operations	26	Capital Markets Risk Management	51
Retail	28	Capital Resources and Liquidity	58
Retirement Plans	30	Impact of New Accounting Standards	60
Institutional	32
Individual Life	34
Other	36
OVERVIEW
The Company has realigned its reportable operating segments during 2005 to include four reportable operating segments: Retail Products Group (“Retail”), Retirement Plans, Institutional Solutions Group (“Institutional”) and Individual Life. The Company provides investment and retirement products such as variable and fixed MVA annuities, retirement plan services and other institutional investment products. such as structured settlements; individual and private placement life insurance (“PPLI”) and products including variable universal life, universal life, interest sensitive whole life and term life.;.
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
The Company’s profitability in its variable annuity and to a lesser extent, variable universal life businesses depends largely on the amount of the contract holder account value or assets under management on which it earns fees and the level of fees charged. Changes in account value or assets under management are driven by two main factors: net flows, which measure the success of the Company’s asset gathering and retention efforts, and the market return of the funds, which is heavily influenced by the return realized in the equity markets. Net flows are comprised of new sales and other deposits less surrenders, death benefits, policy charges and annuitizations of investment type contracts, such as: variable annuity contracts. The Company uses the average daily value of the Standard & Poor’s 500 Index (“S&P 500”) as an indicator for evaluating market returns of the underlying account portfolios in the United States. Relative profitability of variable products is highly correlated to the growth in account values or assets under management since these products generally earn fee income on a daily basis. Thus, a prolonged downturn in the financial markets could reduce revenues and potentially raise the possibility of a charge against deferred policy acquisition costs.
The profitability of the Company’s fixed annuities and other “spread–based” products depends largely on its ability to earn target spreads between earned investment rates on its general account assets and interest credited to policyholders. Profitability is also influenced by operating expense management including the benefits of economies of scale in the administration of its United States variable annuity businesses in particular. In addition, the size and persistency of gross profits from these businesses is an important driver of earnings as it affects the rate of amortization of the deferred policy acquisition costs.
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

	For years ended December 31,
Product/Key Indicator Information	2005	2004	2003

Individual Variable Annuities
Account value, beginning of period	$99,617	$86,501	$64,343
Net flows	(881)	5,471	7,709
Change in market value and other	6,578	7,645	14,449

Account value, end of period	$105,314	$99,617	$86,501

Retirement Plans
Account value, beginning of period	$16,493	$13,571	$10,183
Net flows	1,618	1,636	1,560
Change in market value and other	1,206	1,286	1,828

Account value, end of period	$19,317	$16,493	$13,571

Individual Life Insurance
Variable universal life account value, end of period	$5,902	$5,356	$4,725
Total life insurance inforce	146,165	134,769	125,116

S&P500 Index
Year end closing value	1,248	1,212	1,112
Daily average value	1,208	1,131	965

•	The 2005 increase in variable annuity account values can be attributed to market growth over the past four quarters.

•	Net flows for the variable annuity business has decreased from prior year levels. In particular, variable annuity net flows were negatively affected due to lower sales levels and higher surrenders due to increased competition.

•	Changes in the market value is based on market conditions and investment management performance.

Net Investment Income and Interest Credited
Certain investment type contracts such as fixed annuities and other spread-based contracts generate deposits that the Company collects and invests to earn investment income. These investment type contracts use this investment income to credit the contract holder an amount of interest specified in the respective contract; therefore, management evaluates performance of these products based on the spread between net investment income and interest credited. Net investment income and interest credited can be volatile period over period, which can have a significant positive or negative effect on the operating results of each segment. The volatile nature of net investment income is driven primarily by prepayments on securities and earnings on partnership investments. In addition, insurance type contracts such as those sold by Institutional collect and invest premiums for certain life contingent benefits.

	For the Years Ended
	2005	2004	2003 [1]

Net Investment Income
Retail	$934	$1,013	$431
Retirement Plans	311	307	280
Institutional	784	647	562
Individual Life	272	269	227
Other	268	234	264

Total net investment income	$2,569	$2,470	$1,764

Interest Credited on General Account Assets

Retail	$717	$846	$284
Retirement Plans	197	186	184
Institutional	388	299	251
Individual Life	202	192	166
Other	175	135	170

Total interest credited on general account assets	$1,679	$1,658	$1,055

[1]	Amounts represented in 2003 are prior to the adoption of SOP 03-1.
•	Net investment income and interest credited on general account assets in Retail declined for the year ended December 31, 2005 due to lower assets under management from surrenders on market value adjusted (“MVA”) fixed annuity products at the end of their guarantee period. The increase from 2003 to 2004 was largely due to the adoption of Statement of Position 03-1: Accounting & Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (“SOP 03-1”).

•	Net investment income and interest credited on general account assets in Institutional increased as a result of the Company’s funding agreement backed Investor Notes program partially offset by surrenders in the PPLI business.

•	In addition to interest credited on general account assets, Institutional also had other contract benefits for limited payment contracts of $270, $263 and $215 for the years ended December 31, 2005, 2004 and 2003, respectively. These amounts need to be deducted from net investment income to understand the net interest spread on these businesses because these contracts are accounted for as traditional insurance products.
Expenses
There are three major categories for expenses. The first major category of expenses is benefits and claims. These include the costs of mortality in the individual life business, as well as other contract-holder benefits to policyholders.
The second major category is insurance operating costs and expenses, which is commonly expressed in a ratio of a revenue measure depending on the type of business. The third category is the amortization of deferred policy acquisition costs and the present value of future profits, which is typically expressed as a percentage of pre-tax income before the cost of this amortization. The individual annuity business within Retail accounts for the majority of the amortization of deferred policy acquisition costs and present value of future profits for the Company.

	For the Years Ended December 31,
	2005	2004	2003

Retail
General insurance expense ratio (individual annuity)	17.9 bps	18.3 bps	22.0 bps
DAC amortization ratio (individual annuity)	55.4%	58.1%	55.7%
Insurance expenses, net of deferrals	$433	$391	$331

Individual Life

Death benefits	$214	$211	$192
Insurance expenses, net of deferrals	$157	$153	$150

•	Individual annuity’s expense ratio for the year ended December 31, 2005 continued to benefit from the Company’s disciplined expense management and economies of scale in the variable annuity business. Additionally, individual annuity’s expense ratio continues to be one of the lowest ratios of general insurance expenses as a percent of assets under management in the industry, holding near 18 bps of average account value for the year ended December 31, 2005. The Company expects this ratio to stay between 18-20 bps.

•	The ratio of individual annuity DAC amortization over income before taxes and DAC amortization declined for year ended December 31, 2005 as a result of higher gross profits and a lower amount of additional deposits received on existing business.
Profitability
Management evaluates the rates of return various businesses can provide as a way of determining where additional capital should be invested to increase net income and shareholder returns. Specifically, because of the importance of its individual annuity products, the Company uses the return on assets for the individual annuity business for evaluating profitability.

Ratios	2005	2004	2003

Retail

Individual annuity return on assets (“ROA”)	46.0 bps	37.7 bps	38.3 bps

•	Individual annuity’s ROA increased for the year ended December 31, 2005, compared to the prior years. In particular, variable annuity fees and fixed annuity general account spreads each increased for the year ended December 31, 2005 compared to the prior years. The increase in the ROA can be attributed to the increase in account values and resulting increased fees including GMWB rider fees without a corresponding increase in expenses, while the increase in fixed annuity general account spread resulted from fixed annuity contracts that were repriced upon the contract reaching maturity.
Regulatory Developments
In June 2004, The Hartford received a subpoena from the New York Attorney General’s Office in connection with its inquiry into compensation arrangements between brokers and carriers. In mid-September 2004 and subsequently, The Hartford has received additional subpoenas from the New York Attorney General’s Office, which relate more specifically to possible anti-competitive activity among brokers and insurers. Since the beginning of October 2004, The Hartford has received subpoenas or other information requests from Attorneys General and regulatory agencies in more than a dozen jurisdictions regarding broker compensation and possible anti-competitive activity. The Hartford may receive additional subpoenas and other information requests from Attorneys General or other regulatory agencies regarding similar issues. In addition, The Hartford has received a request for information from the New York Attorney General’s Office concerning The Hartford’s compensation arrangements in connection with the administration of workers compensation plans. The Hartford intends to continue cooperating fully with these investigations, and is conducting an internal review, with the assistance of outside counsel, regarding broker compensation issues in its Group Benefits operations.
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
The SEC’s Division of Enforcement and the New York Attorney General’s Office are investigating aspects of The Hartford’s variable annuity and mutual fund operations related to market timing. The Hartford continues to cooperate fully with the SEC and the New York Attorney General’s Office in these matters. The Hartford’s mutual funds are available for purchase by the separate accounts of different variable universal life insurance policies, variable annuity products, and funding agreements, and they are offered directly to certain qualified retirement plans. Although existing products contain transfer restrictions between subaccounts, some products, particularly older variable annuity products, do not contain restrictions on the frequency of transfers. In addition, as a result of the settlement of litigation against The Hartford with respect to certain owners of older variable annuity contracts, The Hartford’s ability to restrict transfers by these owners has, until recently, been limited. The Hartford has executed an agreement with the parties to the previously settled litigation which, together with separate agreements between these contract owners and their broker, has resulted in the exchange or surrender of substantially all of the variable annuity contracts that were the subject of the previously settled litigation. Pursuant to an agreement in principle reached in February 2005 with the Board of Directors of the mutual funds, The Hartford has indemnified the affected mutual funds for material harm deemed to have been caused to the funds by frequent trading by these owners for the period from January 2, 2004 through December 31, 2005. The Hartford does not expect to incur additional costs pursuant to this agreement in principle in light of the exchange or surrender of these variable annuity contracts.
The SEC’s Division of Enforcement also is investigating aspects of The Hartford’s variable annuity and mutual fund operations related to directed brokerage and revenue sharing. The Hartford discontinued the use of directed brokerage in recognition of mutual fund sales in late 2003. The Hartford continues to cooperate fully with the SEC in these matters.
The Hartford has received subpoenas from the New York Attorney General’s Office and the Connecticut Attorney General’s Office requesting information relating to The Hartford’s group annuity products, including single premium group annuities used in maturity or terminal funding programs. These subpoenas seek information about how various group annuity products are sold, how The Hartford selects mutual funds offered as investment options in certain group annuity products, and how brokers selling The Hartford’s group annuity products are compensated. The Hartford continues to cooperate fully with these regulators in these matters.
To date, none of the SEC’s and New York Attorney General’s market timing investigation, the SEC’s directed brokerage investigation, or the New York Attorney General’s and Connecticut Attorney General’s single premium group annuity investigation has resulted in the initiation of any formal action against The Hartford by these regulators. However, The Hartford believes that the SEC, the New York Attorney General’s Office, and the Connecticut Attorney General’s Office are likely to take some action against The Hartford at the conclusion of the respective investigations. The Hartford is engaged in active discussions with the SEC, the New York Attorney General’s Office and the Connecticut Attorney General’s Office. The potential timing of any resolution of any of these matters or the initiation of any formal action by any of these regulators is difficult to predict. Hartford Life recorded a charge of $66, after-tax, to establish a reserve for the market timing and directed brokerage matters in the first quarter of 2005. Based on recent developments, Hartford Life recorded an additional charge of $36, after-tax, in the fourth quarter of 2005, of which $14, after tax, was attributed to the Company to increase the reserve for the market timing, directed brokerage and single premium group annuity matters. This reserve is an estimate; in view of the uncertainties regarding the outcome of these regulatory investigations, as well as the tax-deductibility of payments, it is possible that the ultimate cost to Hartford Life of these matters could exceed the reserve by an amount that would have a material adverse effect on Hartford Life’s consolidated results of operations or cash flows in a particular quarterly or annual period. It is reasonably possible that the Company may ultimately be liable for all or a portion of the ultimate cost to Hartford Life in excess of the $14 already attributed to the Company. However, the ultimate liability of the Company is not reasonably estimable at this time.
On May 24, 2005, The Hartford received a subpoena from the Connecticut Attorney General’s Office seeking information about The Hartford’s participation in finite reinsurance transactions in which there was no substantial transfer of risk between the parties. The Hartford is cooperating fully with the Connecticut Attorney General’s Office in this matter.
On June 23, 2005, The Hartford received a subpoena from the New York Attorney General’s Office requesting information relating to purchases of The Hartford’s variable annuity products, or exchanges of other products for The Hartford’s variable annuity products, by New York residents who were 65 or older at the time of the purchase or exchange. On August 25, 2005, The Hartford received an additional subpoena from the New York Attorney General’s Office requesting information relating to purchases of or exchanges into The Hartford’s variable annuity products by New York residents during the past five years where the purchase or exchange was funded using funds from a tax-qualified plan or where the variable annuity purchased or exchanged for was a sub-account of a tax-qualified plan or was subsequently put into a tax-qualified plan. The Hartford is cooperating fully with the New York Attorney General’s Office in these matters.
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
The Hartford has received a request for information from the New York Attorney General’s Office about issues relating to the reporting of workers’ compensation premium. The Hartford is cooperating fully with the New York Attorney General’s Office in this matter.
Broker Compensation
As the Company has disclosed previously, the Company pays brokers and independent agents commissions and other forms of incentive compensation in connection with the sale of many of the Company’s insurance products. Since the New York Attorney General’s Office filed a civil complaint against Marsh on October 14, 2004, several of the largest national insurance brokers, including Marsh, Aon Corporation and Willis Group Holdings Limited, have announced that they have discontinued the use of contingent compensation arrangements. Other industry participants may make similar, or different, determinations in the future. In addition, legal, legislative, regulatory, business or other developments may require changes to industry practices relating to incentive compensation. At this time, it is not possible to predict the effect of these announced or potential changes on the Company’s business or distribution strategies.

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
The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: deferred policy acquisition costs and present value of future profits; valuation of guaranteed minimum withdrawal and income benefits; evaluation of other-than-temporary impairments on available-for-sale securities; and contingencies relating to corporate litigation and regulatory matters. In developing these estimates management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management has discussed the development and selection of the accounting estimates with the Audit Committee and believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements.
Deferred Policy Acquisition Costs and Present Value of Future Profits Associated with Variable Annuity and Other Universal Life-Type Contracts
Accounting Policy and Assumptions
The Company’s policy acquisition costs include commissions and certain other expenses that vary with and are primarily associated with acquiring business. Present value of future profits is an intangible asset recorded upon applying purchase accounting in an acquisition of a life insurance company. Deferred policy acquisition costs and the present value of future profits intangible asset are amortized in the same way. Both are amortized over the estimated life of the contracts acquired, generally 20 years. Within the following discussion, deferred policy acquisition costs and the present value of future profits intangible asset will be referred to as “DAC”. At December 31, 2005 and 2004, the carrying value of the Company’s DAC asset was $7.1 billion and $6.5 billion, respectively.
The Company amortizes DAC related to traditional policies (term, whole life and group insurance) over the premium-paying period in proportion to the present value of annual expected premium income. The Company amortizes DAC related to investment contracts and universal life-type contracts (including individual variable annuities) using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of estimated gross profits (“EGPs”). The Company uses other measures for amortizing DAC, such as gross costs, as a replacement for EGPs when EGPs are expected to be negative for multiple years of the contract’s life. The Company also adjusts the DAC balance, through other comprehensive income, by an amount that represents the amortization of DAC that would have been required as a charge or credit to operations had unrealized gains and losses on investments been realized. Actual gross profits, in a given reporting period, that vary from management’s initial estimates result in increases or decreases in the rate of amortization, commonly referred to as a “true-up”, which are recorded in the current period. The true-up recorded for the years ended December 31, 2005, 2004 and 2003, was an increase to amortization of $27, $16 and $35, respectively.
Each year, the Company develops future EGPs for the products sold during that year. The EGPs for products sold in a particular year are aggregated into cohorts. Future gross profits are projected for the estimated lives of the contracts, generally 20 years and are, to a large extent, a function of future account value projections for individual variable annuity products and to a lesser extent for variable universal life products. The projection of future account values requires the use of certain assumptions. The assumptions considered to be important in the projection of future account value, and hence the EGPs, include separate account fund performance, which is impacted by separate account fund mix, less fees assessed against the contract holder’s account balance, surrender and lapse rates, interest margin, and mortality. The assumptions are developed as part of an annual process and are dependent upon the Company’s current best estimates of future events which are likely to be different for each year’s cohort. For example, upon completion of a study during the fourth quarter of 2005, the Company, in developing projected account values and the related EGP’s for the 2005 cohorts, used a separate account return assumption of 7.6% (after fund fees, but before mortality and expense charges). For prior year cohorts, the Company’s separate account return assumption, at the time those cohorts’ account values and related EGPs were projected, was 9.0%.
Unlock and Sensitivity Analysis
EGPs that are used as the basis for determining amortization of DAC are evaluated regularly to determine if actual experience or other evidence suggests that earlier estimates should be revised. Assumptions used to project account values and the related EGPs, are not revised unless the EGPs in the DAC amortization model fall outside of a reasonable range. In the event that the Company was to revise assumptions used for prior year cohorts, thereby changing its estimate of projected account value, and the related EGPs, in the

DAC amortization model, the cumulative DAC amortization would be adjusted to reflect such changes, in the period the revision was determined to be necessary, a process known as “unlocking”.
To determine the reasonableness of the prior assumptions used and their impact on previously projected account values and the related EGPs, the Company evaluates, on a quarterly basis, its previously projected EGPs. The Company’s process to assess the reasonableness of its EGPs involves the use of internally developed models, which run a large number of stochastically determined scenarios of separate account fund performance. Incorporated in each scenario are the Company’s current best estimate assumptions with respect to separate account returns, lapse rates, mortality, and expenses. These scenarios are run to calculate statistically significant ranges of reasonable EGPs. The statistical ranges produced from the stochastic scenarios are compared to the present value of EGPs used in the respective DAC amortization models. If EGPs used in the DAC amortization model fall outside of the statistical ranges of reasonable EGPs, a revision to the assumptions in prior year cohorts used to project account value and the related EGPs, in the DAC amortization model would be necessary. A similar approach is used for variable universal life business.
As of December 31, 2005, the present value of the EGPs used in the DAC amortization models, for variable annuities and variable universal life business, fell within the statistical range of reasonable EGPs. Therefore, the Company did not revise the separate account return assumption, the account value or any other assumptions, in those DAC amortization models, for 2004 and prior cohorts.
The Company performs analyses with respect to the potential impact of an unlock. To illustrate the effects of an unlock, assume the Company had concluded that a revision to previously projected account values and the related EGPs was required as of December 31, 2005. If the Company assumed a separate account return assumption of 7.6% and used its current best estimate assumptions for mortality and lapses, for all products, to project account values forward from the current account value to reproject future EGPs, the estimated increase to amortization (a decrease to net income) for all business would be approximately $30-$35, after-tax. If, instead, the Company assumed a separate account return assumption of 8.6% or 6.6%, the estimated after-tax change in amortization for all business would have been a decrease (an increase to net income) of $5-$6 and an increase of $70-$80, respectively.
The Company has estimated that the present value of the EGPs is likely to remain within the statistical ranges for U.S. individual variable annuity business if account values were to decline (due to declining separate account return performance, increased lapses or increased mortality) by 17% or less over the next twelve months or increase (due to increasing separate account return performance, decreasing lapses or decreased mortality) by 20% or less over the next twelve months.
Aside from absolute levels and timing of market performance, additional factors that will influence this unlock determination include the degree of volatility in separate account fund performance and shifts in asset allocation within the separate account made by policyholders. The overall return generated by the separate account is dependent on several factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds as well as equity sector weightings. The Company’s overall separate account fund performance has been reasonably correlated to the overall performance of the S&P 500 Index (which closed at 1,248 on December 31, 2005), although no assurance can be provided that this correlation will continue in the future.
The overall recoverability of the DAC asset is dependent on the future profitability of the business. The Company tests the aggregate recoverability of the DAC asset by comparing the amounts deferred to the present value of total EGPs. In addition, the Company routinely stress tests its DAC asset for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced another significant sell-off, as the majority of policyholders’ funds in the separate accounts is invested in the equity market. As of December 31, 2005, the Company believed U.S. individual variable annuity separate account assets could fall, through a combination of negative market returns, lapses and mortality, by at least 39% before portions of its DAC asset would be unrecoverable.
Valuation of Guaranteed Minimum Withdrawal Benefit and Guaranteed Minimum Income Benefit Reinsurance Derivatives
The Company offers certain variable annuity products with a guaranteed minimum withdrawal benefit (“GMWB”) rider. The Company has also assumed, through reinsurance, guaranteed minimum income benefits from HLIKK (“GMIB”). The fair value of the GMWB and GMIB obligations is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. Because of the dynamic and complex nature of these cash flows, stochastic techniques under a variety of market return scenarios and other best estimate assumptions are used. Estimating these cash flows involves numerous estimates and subjective judgments including those regarding expected market rates of return, market volatility, correlations of market returns and discount rates. At each valuation date, the Company assumes expected returns based on risk-free rates as represented by the current LIBOR forward curve rates; market volatility assumptions for each underlying index based on a blend of observed market “implied volatility” data and annualized standard deviations of monthly returns using the most recent 20 years of observed market performance; correlations of market returns across underlying indices based on actual observed market returns and relationships over the ten years preceding the valuation date; and current risk-free spot rates as represented by the current LIBOR spot curve to determine the present value of expected future cash flows produced in the stochastic projection process. Changes in capital market assumptions can significantly change the value of the GMWB and GMIB obligations. For example, independent decreases in equity market returns, decreases in interest rates and increases in equity index volatility will all have the effect of decreasing the GMWB or GMIB asset resulting in a realized loss in net income. Furthermore, changes in policyholder behavior can also significantly change the value of the GMWB obligation. For example, independent increases in fund mix towards equity based funds vs. bond funds, increases in withdrawals, increasing mortality, increasing usage of the step-up feature and decreases in lapses will all have the effect of decreasing the GMWB or GMIB asset resulting in a realized loss in net income. Independent changes in any one of these assumptions moving in the opposite direction will have the effect of increasing the GMWB or GMIB asset resulting in a realized gain in net income. During the 4th quarter of 2005, the Company reflected a newly reliable market input for volatility on Standard and Poor’s (“S&P”) 500 index options. The impact of reflecting the newly reliable market input for the S&P 500 index volatility resulted in a decrease to the GMWB asset of $83 and had an insignificant impact on the valuation of the GMIB reinsurance assumed asset. The impact to net income including other changes in assumptions, after DAC amortization and taxes was a loss of $18.
Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities
The Hartford’s investments in fixed maturities, which include bonds, redeemable preferred stock and commercial paper; and certain equity securities, which include common and non-redeemable preferred stocks, are classified as “available-for-sale” and accordingly are carried at fair value with the after-tax difference from cost or amortized cost, as adjusted for the effect of deducting the life and pension policyholders’ share of the immediate participation guaranteed contracts and certain life and annuity deferred policy acquisition costs and reserve adjustments, reflected in stockholders’ equity as a component of accumulated other comprehensive income (“AOCI”).
One of the significant estimates related to available-for-sale securities is the evaluation of investments for other-than-temporary impairments. If a decline in the fair value of an available-for-sale security is judged to be other-than-temporary, a charge is recorded in net realized capital losses equal to the difference between the fair value and cost or amortized cost basis of the security. In addition, for securities expected to be sold, an other-than-temporary impairment charge is recognized if the Company does not expect the fair value of a security to recover to cost or amortized cost prior to the expected date of sale. The fair value of the other-than-temporarily impaired investment becomes its new cost basis.
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
Securities not subject to Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“non-EITF Issue No. 99-20 securities”) that are in an unrealized loss position, are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. The primary factors considered in evaluating whether a decline in value for non-EITF Issue No. 99-20 securities is other-than-temporary include: (a) the length of time and the extent to which the fair value has been less than cost or amortized cost, (b) the financial condition, credit rating and near-term prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments and (d) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery. Non-EITF Issue No. 99-20 securities depressed by twenty percent or more for six months are presumed to be other-than-temporarily impaired unless significant objective verifiable evidence supports that the security price is temporarily depressed and is expected to recover within a reasonable period of time. The evaluation of non-EITF Issue No. 99-20 securities depressed more than ten percent is documented and discussed quarterly by the committee.
For certain securitized financial assets with contractual cash flows including asset-backed securities (“ABS”), EITF Issue No. 99-20 requires the Company to periodically update its best estimate of cash flows over the life of the security. If the fair value of a securitized financial asset is less than its cost or amortized cost and there has been a decrease in the present value of the estimated cash flows since the last revised estimate, considering both timing and amount, an other-than-temporary impairment charge is recognized. Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third party sources along with certain internal assumptions and judgments regarding the future performance of the underlying collateral. As a result, actual results may differ from current estimates. In addition, projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral.
Contingencies Relating to Corporate Litigation and Regulatory Matters
Management follows the requirements of SFAS No. 5 “Accounting for Contingencies”. This statement requires management to evaluate each contingent matter separately. A loss is recorded if probable and reasonably estimable. Management establishes reserves for these contingencies at its “best estimate”, or, if no one number within the range of possible losses is more probable than any other, the Company records an estimated reserve at the low end of the range of losses.

The Company has a quarterly monitoring process involving legal and accounting professionals. Legal personnel first identify outstanding corporate litigation and regulatory matters posing a reasonable possibility of loss. These matters are then jointly reviewed by accounting and legal personnel to evaluate the facts and changes since the last review in order to determine if a provision for loss should be recorded or adjusted, the amount that should be recorded, and the appropriate disclosure. The outcomes of certain contingencies currently being evaluated by the Company, which relate to corporate litigation and regulatory matters, are inherently difficult to predict, and the reserves that have been established for the estimated settlement amounts are subject to significant changes. In view of the uncertainties regarding the outcome of these matters, as well as the tax-deductibility of payments, it is possible that the ultimate cost to the Company of these matters could exceed the reserve by an amount that would have a material adverse effect on the Company’s consolidated results of operations or cash flows in a particular quarterly or annual period.

CONSOLIDATED RESULTS OF OPERATIONS
Operating Summary

	2005	2004	2003

Fee income and other	$2,811	$2,592	$2,297
Earned premiums	449	484	806
Net investment income [1]	2,569	2,470	1,764
Net realized capital gains (losses)	75	140	(13)

Total revenues	5,904	5,686	4,854

Benefits, claims and claim adjustment expenses [1]	3,008	3,111	2,726
Insurance operating costs and other expenses	835	738	688
Amortization of deferred policy acquisition costs	945	825	646

Total benefits, claims and expenses	4,788	4,674	4,060

Income before income taxes and cumulative effect of accounting change	1,116	1,012	794
Income Tax expense	207	29	168

Income before cumulative effect of accounting change	909	983	626

Cumulative effect of accounting change, net of tax [2]	—	(18)	—

Net Income	$909	$965	$626

[1]	With the adoption of SOP 03-1, certain annuity and individual life products were required to be accounted for in the general account. This change in accounting resulted in an increase of $619 in net investment income and a decrease of $589 in benefits, claims, and claim adjustment expenses and a decrease of $128 in other revenues for the year ended December 31, 2004.

[2]	For the year ended December 31, 2004, this amount represents the cumulative impact of the Company’s adoption of SOP 03-1.

Life realigned its reportable operating segments in 2005 from Retail, Institutional and Individual Life to Retail, Retirement Plans, Institutional and Individual Life. Retail offers individual variable and fixed market value adjusted (“MVA”) annuities and other investment products. Retirement Plans offers retirement plan products and services to corporations and municipalities under Section 401(k), 403(b) and 457 plans. Institutional offers institutional liability products, including stable value products, structured settlements and institutional annuities (primarily terminal funding cases), as well as variable PPLI owned by corporations and high net worth individuals. Individual Life sells a variety of life insurance products, including variable universal life, universal life, interest sensitive whole life and term life.
Life includes in an Other category its leveraged PPLI product line of business; corporate items not directly allocated to any of its reportable operating segments; net realized capital gains and losses on fixed maturity sales generated from movements in interest rates, less amortization of those gains or losses back to the reportable segments; net realized capital gains and losses generated from credit related events, less a credit risk fee charged to the reportable segments; net realized capital gains and losses from non-qualifying derivative strategies (including embedded derivatives) and interest rate risk generated from sales of the assumed yen based fixed annuity from Hartford Life, other than the net periodic coupon settlements on credit derivatives, which are allocated to the reportable segments; intersegment eliminations and GMIB reinsurance assumed from Hartford Life Insurance KK, a related party and subsidiary of Hartford Life, as well as certain group benefit products, including group life and group disability insurance that is directly written by the Company and is substantially ceded to its parent, HLA.
2005 Compared to 2004 - Life’s net income for the year ended December 31, 2005 decreased compared to the prior year due primarily to higher income tax expense. Income tax expense increased for the year ended December 31, 2005 due to the absence of a tax benefit of $191 recorded in 2004 to reflect the impact of the Internal Revenue Service (“IRS”) audit settlement on tax years prior to 2004. The increase in income tax expense on earnings was offset by an increase in the DRD benefit year over year.
Additional contributing factors to the decrease in net income can be found below:
•	For the year ended December 31, 2005, the Company experienced a decrease in realized capital gains. See the Investments section for further discussion of investment results and related realized capital gains and losses.

•	Life recorded an after tax charge of $14 for the year ended December 31, 2005 to establish reserves for regulatory matters.

•	The effective tax rate was 19% for the current year as compared to an effective tax rate of 3% for the respective prior year period. The 2005 higher effective tax rate was attributed to the absence of the tax benefit of $191 recorded in 2004 (as mentioned above).

Partially offsetting the decreases to earnings discussed above was:
•	Net income in Retail increased during 2005, principally driven by higher fee income from growth in the variable annuity business as a result of higher account values as compared to the prior year.

•	Institutional contributed higher earnings during 2005, driven by higher assets under management.

•	Individual Life’s net income increased during 2005, primarily driven by business growth which resulted in increases in both life insurance inforce and account values.

•	Net investment income increased for all Life segments during 2005, driven by a higher asset base and increased partnership income, as compared to the prior year.
2004 Compared to 2003 - Life’s net income increased in 2004 due primarily to business growth in virtually all segments as discussed below, a lower effective income tax rate, and higher net realized capital gains. (See the Investments section for further discussion of investment results and related realized capital gains). Life recorded in the third quarter of 2004 a tax benefit of $191, consisting primarily of a change in estimate of the dividends-received deduction (“DRD”) tax benefit reported during 2003 and prior years and interest, and changed the estimate of the after-tax benefit for the DRD benefit related to the 2004 tax year. Additional information relating to the increase in net income can be found below:
•	Net income in Retail increased, principally driven by growth in the variable annuity business as a result of increased account values.

•	Net income in Retirement Plans increased principally driven by higher fee income as a result of positive net flows from the 401(k) business.

•	Individual Life’s earnings increase was primarily driven by improved net investment spread income including the effects of prepayments and growth in account values and life insurance in force.

•	The effective tax rate was 3% for the current year as compared to an effective tax rate of 21% for the respective prior year period. The lower effective tax rate was attributed to tax related items, as discussed above, of $191 and a 2004 tax year DRD benefit of $132, as compared to tax related items of $23 and a 2003 tax year DRD benefit of $87 reported for the years ended December 31, 2004 and 2003, respectively.
Partially offsetting the increases to earnings discussed above was:
•	Retail recorded lower spread income on market value adjusted (“MVA”) fixed annuities due to the adoption of SOP 03-1.

•	Net income in Institutional decreased primarily due to a $9 after-tax benefit, recorded in 2003, associated with the settlement of certain litigation.

•	Slightly offsetting the positive earnings drivers for the year ended December 31, 2004 was the cumulative effect of accounting change from the Company’s adoption of SOP 03-1.
Net Realized Capital Gains and Losses
See “Investment Results” in the Investments section.
Income Taxes
The effective tax rate for 2005, 2004 and 2003 was 19%, 3% and 21%, respectively. The principal cause of the difference between the effective rates and the U.S. statutory rate of 35% for 2005 and 2003 was the separate account dividends received deduction (“DRD”). For 2004, the principal causes were the separate account dividends received deduction and the tax benefit associated with the settlement of the 1998-2001 IRS audit. Income taxes paid in 2005, 2004 and 2003 were $149, $42 and $35, respectively. For additional information, see Note 12 of Notes to Consolidated Financial Statements.
The separate account DRD is estimated for the current year using information from the most recent year-end, adjusted for projected equity market performance. The estimated DRD is generally updated in the third quarter for the provision-to-filed-return adjustments, and in the fourth quarter based on known actual mutual fund distributions and fee income from The Hartford’s variable insurance products. The actual current year DRD can vary from the estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distributions from these mutual funds, appropriate levels of taxable income as well as the utilization of capital loss carry forwards at the mutual fund.
A description of each segment as well as an analysis of the operating results summarized above is included on the following pages.

RETAIL
Operating Summary

	2005	2004	2003

Fee income and other	$1,737	$1,520	$1,257
Earned premiums	(110)	(44)	(40)
Net investment income	934	1,013	431
Net realized capital gains (losses)	9	(1)	9

Total revenues	2,570	2,488	1,657
Benefits, claims and claim adjustment expenses	895	1,074	519
Insurance operating costs and other expenses	433	391	331
Amortization of deferred policy acquisition costs	689	596	450

Total benefits, claims and expenses	2,017	2,061	1,300

Income before income taxes and cumulative effect of accounting change	553	427	357
Income tax expense	33	35	27

Income before cumulative effect of accounting change	520	392	330

Cumulative effect of accounting change, net of tax [1]	—	(19)	—

Net Income	$520	$373	$330

Account Values	2005	2004	2003

Individual variable annuity account values	$105,314	$99,617	$86,501
Individual fixed annuity and other account values [2]	10,222	11,384	11,215

Total Account Values	$115,536	$111,001	$97,716

[1]	Represents the cumulative impact of the Company’s adoption of SOP 03-1.

[2]	Includes policyholders balances for investments contracts and reserve for future policy benefits for insurance contracts.

Retail focuses on the savings and retirement needs of the growing number of individuals who are preparing for retirement, or have already retired, through the sale of individual variable and fixed annuities and other investment products. The Company is both a leading writer of individual variable annuities and a top seller of individual variable annuities through banks in the United States.
2005 Compared to 2004 - Net income in Retail increased for the year ended December 31, 2005 primarily due to improved fee income driven by higher account values. Account values increased primarily as a result of market growth. A more expanded discussion of earnings growth can be found below.
•	The increase in fee income in the variable annuity business for the year ended December 31, 2005 was mainly a result of growth in average account values. The year-over-year increase in average account values of 10% can be attributed to market appreciation of $6.3 billion during 2005. Variable annuities had net outflows of $881 for the year ended December 31, 2005 compared to net inflows of $5.5 billion for the year ended December 31, 2004. The net outflows during 2005 were due to increased surrender activity and increased sales competition, particularly as it relates to guaranteed living benefits riders offered with variable annuity products.

•	The fixed annuity business contributed $66 of higher investment spread income in 2005 compared to 2004, excluding the cumulative effects of accounting change, due to improved investment spreads from the MVA products.

•	Benefits and claims and claim adjustment expenses have decreased for the year ended December 31, 2005 due to an increase in reserves in the third quarter of 2004 related to the acquisition of a block of acquired business from London Pacific Life and Annuity Company in liquidation. The increase in reserves of $62 was offset by an equivalent increase in earned premium. Also contributing to the decrease in benefits expense is a decrease in interest credited as older fixed annuity MVA business with higher credited rates matures and either lapses or renews at lower credited rates.

•	The effective tax rate decreased for the year ended December 31, 2005 compared to the prior year end due to an increase in the DRD benefit as a percentage of pre-tax income.
Partially offsetting these positive earnings drivers were the following items:
•	Throughout Retail, insurance operating costs and other expenses increased for the year ended December 31, 2005 compared to the prior year. General insurance expenses increased due to greater use of investment technology services and sales and marketing.

•	There was higher amortization of DAC, which resulted from higher gross profits due to the positive earnings drivers as discussed above.

2004 Compared to 2003 - Net income increased for the year ended December 31, 2004, principally driven by higher fee income from double digit growth in the assets under management in virtually all businesses of the segment and strong expense management.
•	Fee income generated by the variable annuity operation increased, as average account values were higher in 2004 as compared to the prior year. The increase in average account values can be attributed to market appreciation of $7.6 billion and net flows of $5.5 billion during 2004.
Partially offsetting the positive earnings drivers were the following items:
•	There was higher amortization of DAC, due to higher gross profits and increased subsequent deposit activity, primarily in individual annuity.

•	Lower income from the fixed annuity business, due to lower investment spread from the market value adjusted (“MVA”) product caused by the cumulative effect of accounting change from the Company’s adoption of SOP 03-1. With the adoption of SOP 03-1, the Company includes the investment return from the fixed annuity product in net investment income and includes interest credited to contract holders in the benefits, claims and claim adjustment expenses. In prior years, the market value spread was reported as guaranteed separate account income in fee income and other.

•	The effective tax rate increased for the year ended December 31, 2004 due to the absence of a prior year tax benefit recorded in 2003.
Outlook
Management believes the market for retirement products continues to expand as individuals increasingly save and plan for retirement. Demographic trends suggest that as the “baby boom” generation matures, a significant portion of the United States population will allocate a greater percentage of their disposable incomes to saving for their retirement years due to uncertainty surrounding the Social Security system and increases in average life expectancy. Competition has increased substantially in the variable annuities market with most major variable annuity writers now offering living benefits such as GMWB riders. The Company’s strategy in 2006 revolves around introducing new products and continually evaluating the portfolio of products currently offered. As a result, sales may be lower than the level of sales attained in 2005 when considering the competitive environment, the risk of disruption on new sales from product offering changes, customer acceptance of new products and the effect on the distribution related to product offering changes.
Individual annuity sales of $11.5 billion in 2005 decreased 27% compared to prior year levels of $15.7 billion. Significantly contributing to the Company’s variable annuity sales during 2005 and 2004 was Principal First, a GMWB rider. In an effort to meet diverse customer needs, in the fourth quarter of 2005, Life introduced a new living withdrawal benefit, which guarantees a steady income stream for the life of the policyholder. The success of this and any other new products will ultimately be based on customer acceptance. With the increased competition in the variable annuity market causing lower sales levels, combined with surrender activity on the aging block of business, net outflows are currently forecasted to be above levels experienced in 2005. This will be largely dependent on the Company’s ability to attract new customers and to retain contract holder’s account values in existing or new product offerings as they reach the end of the surrender charge period of their contract.
The growth and profitability of the individual annuity and mutual fund businesses is dependent to a large degree on the performance of the equity markets. In periods of favorable equity market performance, Life may experience stronger sales and higher net flows, which will increase assets under management and thus increase fee income earned on those assets. In addition, higher equity market levels will generally reduce certain costs to Life of individual annuities, such as guaranteed minimum death benefits (“GMDB”) and GMWB. Conversely, weak equity markets may dampen sales activity and increase surrender activity causing declines in assets under management and lower fee income. Such declines in the equity markets will also increase the cost to Life of GMDB and GMWB associated with individual annuities. Life attempts to mitigate some of the volatility associated with the GMDB and GMWB using reinsurance or other risk management strategies, such as hedging. Future net income for Life will be affected by the effectiveness of the risk management strategies Life has implemented to mitigate the net income volatility associated with the GMDB and GMWB of variable annuity contracts. For spread-based products sold in the Retail segment, the future growth will depend on the ability to earn targeted returns on new business given competition, retention of account values in the fixed annuity business when the contract holder’s rate guarantee expires and the future interest rate environment.

RETIREMENT PLANS
Operating Summary

	2005	2004	2003

Fee income and other	$139	$107	$79
Earned premiums	10	10	15
Net investment income	311	307	280
Net realized capital (losses) gains	(3)	(3)	2

Total revenues	457	421	376

Benefits, claims and claim adjustment expenses	231	220	225
Insurance operating costs and other expenses	115	96	79
Amortization of deferred policy acquisition costs	26	28	18

Total benefits, claims and expenses	372	344	322

Income before income tax expense	85	77	54
and cumulative effect of account change
Income tax expense	19	17	15

Income before cumulative effect of accounting change	66	60	39

Cumulative effect of accounting change, net of tax [1]	—	(1)	—

Net Income	$66	$59	$39

Account Values	2005	2004	2003

Governmental account values	10,475	9,962	8,965
401(k) account values	8,842	6,531	4,606

Total account values	$19,317	$16,493	$13,571

[1]	Represents the cumulative impact of the Company’s adoption of SOP 03-1.

Retirement Plans primarily offers customized wealth creation and financial protection for corporate and government employers through its two business units, Government and 401(k).
2005 Compared to 2004 - Net income in Retirement Plans increased for the year ended December 31, 2005 compared to the prior year primarily due to higher earnings in the 401(k) business. Net income for the Government business was relatively stable as positive market appreciation was largely offset by negative net flows, resulting in modest growth in assets under management.
•	401(k) fee income increased 41% or $29 for the year ended December 31, 2005 compared to the prior year. This increase is a result of positive net flows from the 401(k) business of $1.8 billion over the prior year driven by strong sales and increasing ongoing deposits contributing to the growth in 401(k) assets under management of 35% to $8.8 billion. Total 401(k) deposits and net flows increased substantially by 32% and 26%, respectively, over the prior year primarily due to the full year impact of 2004’s expansion of wholesaling capabilities and new product offerings.

•	The DAC amortization rate decreased in 2005 compared to 2004 as a result of higher profits.
Partially offsetting these positive earnings drivers were the following items:
•	General account spread decreased for both 401(k) and Governmental businesses for the year ended December 31, 2005 compared to prior year. The decrease is attributable to a decrease in the net investment income earned rate for both businesses. Average general account assets for the Retirement Plans segment increased approximately 7% in 2005 compared to 2004, while net investment income increased 2%, compared to the prior year. Benefits and claims expense, which mainly consists of interest credited, increased 5% for the year ended December 31, 2005 compared to prior year, which was driven by a 7% increase in Governmental’s general account business.

•	An increase in insurance operating costs and other expenses of $19 during 2005 was principally driven by the 401(k) business. The additional costs can be attributed to greater sales and assets under management, resulting in a 20% increase in asset-based commissions, technology expenditures, and marketing and servicing costs supporting the segment’s business. However, the increase in 401(k) sales has driven down the overall general insurance expense per case by over 4% compared to the prior year.
2004 Compared to 2003 - Net income for the year ended December 31, 2004 increased primarily due to higher fee income related to the 401(k) business compared to the prior year. A more expanded discussion of earnings growth can be found below.

•	401(k) fee income increased 65% or $28 for year ended December 31, 2004 compared to the prior year. This increase is a result of positive net flows from the 401(k) business of $1.4 billion over the past four quarters driven by strong sales contributing to the increase in 401(k) assets under management of 42% to $6.5 billion. Total deposits and net flows increased substantially by 45% and 42%, respectively, over the prior year primarily due to the expansion of wholesaling capabilities and new product offerings.

•	The Governmental business contributed significantly higher income in 2004. The 11% increase in Governmental net investment income in 2004 compared to 2003 as well as $9 of additional fee income was attributed to the growth in the average account values as a result of positive net flows of $230 and market appreciation of $767.

•	The effective tax rate decreased for the year ended December 31, 2004 due to an increase in the DRD benefit as a percentage of pre-tax income.
Partially offsetting these positive earnings drivers was the following item:
•	Insurance operating costs and other expenses for 401(k) increased for the year ended December 31, 2004 compared to the prior year mainly driven by greater sales and assets under management, resulting in a 50% increase in commissions over prior year, in addition to growth in investment technology services and sales and marketing costs.
Outlook
The future profitabilty of this segment will depend on the Company’s ability to increase assets under management across all businesses and maintain its investment spread earnings on the general account products sold largely in the Government business. 401(k) sales are expected to remain strong throughout 2006 primarily due to the continuing growth in the market for retirement products. As the “baby boom” generation approaches retirement, management believes these individuals will contribute more of their income to retirement plans due to the uncertainty of the Social Security system and the increase in average life expectancy. Assets under management are also expected to increase in 2006 due to both strong sales and the effects of increasing company wholesaling activities in 2005. Disciplined expense management will continue to be a focus, however, as the Company looks to expand is reach in this market additional investments in service and technology will occur. The Government market is highly competitive from a pricing perspective, and a small number of cases often account for a significant portion of sales, therefore the Company may not be able to sustain the level of sales attained in 2005.

INSTITUTIONAL
Operating Summary

	2005	2004	2003

Fee income and other	$117	$158	$146
Earned premiums	504	464	781
Net investment income	784	647	562
Net realized capital (losses) gains	(5)	4	5

Total revenues	1,400	1,273	1,494
Benefits, claims and claim adjustment expenses	1,199	1,113	1,329
Insurance operating costs and other expenses	53	55	36
Amortization of deferred policy acquisition costs	32	26	27

Total benefits, claims and expenses	1,284	1,194	1,392

Income before income taxes	116	79	102
Income tax expense	34	24	34

Net Income	$82	$55	$68

Account Value	2005	2004	2003

Institutional account values	$17,632	$14,309	$12,357
Private Placement Life Insurance account values	23,836	22,498	20,992

Total Account Values [1]	$41,468	$36,807	$33,349

[1]	Includes policyholder balances for reserves for future policy benefits for insurance contracts.

Institutional primarily offers customized wealth creation and financial protection for institutions, corporate and high net worth individuals through its two business units: Institutional Investment Products (“IIP”) and PPLI.
2005 Compared to 2004 - Net income in Institutional increased for the year ended December 31, 2005 compared to the prior year driven by higher earnings in both the Institutional and PPLI businesses.
•	Total revenues increased in Institutional driven by positive net flows of $2.4 billion during the past four quarters, which resulted in higher assets under management. Net flows for Institutional increased for the year ended December 31, 2005 compared to the prior year, primarily as a result of the Company’s funding agreement backed Investor Notes program, which was launched in the third quarter of 2004. In 2004, IIP introduced the Hartford Income Notes, a new funding agreement backed product that provides the Company with opportunity for future growth. These markets are very competitive and the Company’s success depends in part on the level of credited interest rates and the Company’s credit rating. Investor Note sales for the years ended December 31, 2005 and 2004 were $2.0 billion and $643, respectively.

•	General account spread is one of the main drivers of net income for the Institutional line of business. An increase in spread income in 2005 was driven by higher assets under management noted above, combined with improved partnership income and mortality gains related to terminal funding and structured settlement contracts that include life contingencies. For the year ended December 31, 2005 and 2004, gains related to mortality, investments or other activity were $10 and $3 after-tax, respectively. During 2005, the Company invested in more variable rate assets to back the increasing block of variable rate liabilities sold under the stable value product line. This asset/liability matching strategy has decreased portfolio yields, as variable rate assets have lower initial coupon yields then fixed rate assets. At the same time the stable value variable rate liabilities have lower crediting rates in the current period than stable value fixed rate liabilities, which has allowed the Company to maintain-to-slightly-increase its general account spread on a yield basis.
Partially offsetting these positive earnings drivers were the following items:
•	Institutional’s amortization of deferred policy costs increased in 2005 due to higher sales of Structured Settlement contracts that include life contingencies compared to the prior year. The acquisition expenses associated with these contracts are immediately amortized.

•	PPLI’s cost of insurance charges has decreased due to reductions in the face amount of certain cases. These face reductions have also resulted in lower death benefits. This impact combined with favorable mortality, which increases the provision for future experience rate credits has led to the year over year decrease in fee income and other.
2004 Compared to 2003 - Net income for the year ended December 31, 2004 decreased primarily due to a $9 after-tax benefit, recorded in 2003, associated with the settlement of certain litigation.
•	Lower income from the IIP and PPLI businesses, excluding the aforementioned litigation settlement.

•	The decrease in net income in IIP was due primarily to lower spread income and slightly higher insurance operating costs for the year ended December 31, 2004 as compared to 2003. In addition, IIP reported lower earnings for 2004 compared to the prior year due to favorable mortality experience in 2003.

•	Earned Premiums decreased for the year ended December 31, 2004 compared to 2003 due to lower sales on limited payment contracts for the Structured Settlement and Terminal Funding products, consistent with a corresponding decrease in Benefits, Claims and Claim Adjustment Expenses.

•	The effective tax rate decreased from 2003 to 2004 due to an increase in DRD tax benefit as a percentage of pre-tax earnings.
Outlook
The future net income of this segment will depend on Life’s ability to increase assets under management across all businesses and maintain its investment spread earnings on the products sold largely in the IIP business. The IIP markets are highly competitive from a pricing perspective, and a small number of cases often account for a significant portion of sales, therefore the Company may not be able to sustain the level of assets under management growth attained in 2005. In 2004, IIP introduced the Hartford Income Notes, a new funding agreement backed product that provides the Company with opportunity for future growth. This product provides access to both a multi-billion dollar retail market, and a nearly trillion dollar institutional market. These markets are very competitive and the Company’s success depends in part on the level of credited interest rates and the Company’s credit rating.
As the “baby boom” generation approaches retirement, management believes these individuals will seek investment and insurance vehicles that will give them steady streams of income throughout retirement. IIP will launch new products in 2006 to provide solutions that deal specifically with longevity risk. Longevity risk is defined as the likelihood of an individual outliving their assets. IIP is also designing innovative solutions to corporation’s defined benefit liabilities. The focus of the PPLI business is variable PPLI products to fund non-qualified benefits or other post employment benefit liabilities. The market served by PPLI is subject to extensive legal and regulatory review that could have an adverse effect on its business.

INDIVIDUAL LIFE
Operating Summary

	2005	2004	2003

Fee income and other	$742	$705	$685
Earned premiums	(26)	(16)	(14)
Net investment income	272	269	227
Net realized capital gains (losses)	3	8	(4)

Total revenues	991	966	894
Benefits, claims and claim adjustment expenses	420	424	380
Insurance operating costs and other expenses	157	153	150
Amortization of deferred policy acquisition costs	196	175	166

Total benefits, claims and expenses	773	752	696

Income before income taxes and cumulative effect of accounting change	218	214	198
Income tax expense	69	70	64

Income before cumulative effect of accounting change	149	144	134
Cumulative effect of accounting change, net of tax [1]	—	(1)	—

Net income	$149	$143	$134

Account values	2005	2004	2003

Variable universal life	$5,902	$5,356	$4,725

Total account values	$9,819	$8,975	$8,200

[1]	Represents the cumulative impact of the Company’s adoption of SOP 03-1.
Individual Life provides life insurance solutions to a wide array of partners to solve the wealth protection, accumulation and transfer needs of their affluent, emerging affluent and business insurance clients.
2005 Compared to 2004 - Net income increased $6 or 4% for the year ended December 31, 2005 as compared to the prior year, primarily due to increases in both life insurance inforce and account values. The following factors contributed to the earnings increase:
•	Fee income increased $37 for the year ended December 31, 2005 as compared to the prior year. Cost of insurance charges, a component of total fee income, increased $22 in 2005, driven by business growth and aging of the prior year block of variable universal, universal, and interest-sensitive whole life insurance inforce. Other fee income, another component of total fee income, increased $9 in 2005 primarily due to growth and improved product performance primarily in interest-sensitive whole life and variable universal life insurance products. Variable fee income grew $6 in 2005, as equity market performance and premiums in excess of withdrawals added to the variable universal life account value.

•	Net investment income increased a moderate $3 for the year ended December 31, 2005 as compared to the prior year due to increased general account assets from business growth, partially offset by lower interest rates on new investments and reduced prepayments on bonds in 2005.

•	Income tax expense and the resulting tax rate for the year ended December 31, 2005 was aided by a DRD tax benefit of $7, whereas income tax expense for the year ended December 31, 2004 includes a DRD tax benefit of $5.
Partially offsetting these positive earnings drivers were the following factors:
•	Amortization of DAC increased for the year ended December 31, 2005 compared to the prior year primarily as a result of product mix and higher gross margins within variable universal and interest-sensitive whole life insurance products.

•	Insurance operating costs and other expenses increased $4 for the year ended December 31, 2005 compared to the prior year as a result of business growth.

2004 Compared to 2003 — Net income increased $9 or 7% for the year ended December 31, 2004 as compared to the prior year, primarily driven by increases in both life insurance inforce and account values, resulting from business growth and improved investment spreads. The following factors contributed to the earnings increase:
•	Fee income increased for the year ended December 31, 2004 as compared to the prior year primarily due to increased cost of insurance charges as life insurance inforce grew and aged and variable universal life account values increased driven by favorable equity markets and new sales. Account values grew 9% from 2003 to 2004.

•	Net investment income increased for the year ended December 31, 2004 as compared to the prior year primarily due to the adoption of SOP 03-1, growth in general account values and prepayments on bonds. The adoption of SOP 03-1 also resulted in increases in benefits, claims and claim adjustment expenses and a decrease to fee income and other for the year ended December 31, 2004 as compared to the prior year period for the segment’s Modified Guarantee Life Insurance product, which was formerly classified as a separate account product.
Partially offsetting these positive earnings drivers were the following factors:
•	Benefits, claims and claim adjustment expenses increased for the year ended December 31, 2004 as compared to the prior year primarily due to the absence in 2004 of the unusually favorable mortality experienced in 2003, along with continued growth and aging of life insurance inforce.

•	Insurance operating costs and other expenses increased for the year ended December 31, 2004 as compared to the prior year as a result of business growth.

•	Additionally, income tax expense was higher for the year ended December 31, 2004 as compared to the prior year due primarily to earnings growth, as discussed above. Income tax expense includes a DRD tax benefit of $5 related to the 2004 tax year, whereas, income tax expense for 2003 includes a total DRD tax benefit of $6.
Outlook
Individual Life sales grew to $250 in 2005 from $233 in 2004 and $196 in 2003 with the successful introduction of new universal life and variable universal life products. Variable universal life sales and account values remain sensitive to equity market levels and returns. The Company continues to pursue new and enhanced products, as well as broader and deeper distribution opportunities to increase sales. Individual Life continues to face uncertainty surrounding estate tax legislation, aggressive competition from other life insurance providers, reduced availability and higher price of reinsurance, and the current regulatory environment regarding statutory reserving practices for universal life products with no-lapse guarantees which may negatively affect Individual Life’s future earnings.

OTHER
Operating Summary

	2005	2004	2003

Fee income and other	$76	$102	$130
Earned premiums	71	70	64
Net investment income	268	234	264
Net realized capital gains (losses)	71	132	(25)

Total revenues	486	538	433

Benefits, claims and claim adjustment expenses	263	280	273
Insurance operating costs and other expenses	77	43	92
Amortization of deferred policy acquisition costs and present value of future profits	2	—	(15)

Total benefits, claims and expenses	342	323	350

Income before income taxes and cumulative effect of accounting change	144	215	83
Income tax expense(benefit)	52	(117)	28

Income before cumulative effect of accounting change	92	332	55
Cumulative effect of accounting change, net of tax [1]	—	3	—

Net income	$92	$335	$55

[1]	Represents the cumulative impact of the Company’s adoption of SOP 03-1.

2005 Compared to 2004 — Net income decreased for the year ended December 31, 2005. The following factors contributed to the earnings decrease:
•	Net realized capital gains decreased for the year ended December 31, 2005 due to increasing interest rates and the realized loss associated with the GMWB derivatives.

•	Income tax benefit decreased for the year ended December 31, 2005 due to the absence of a $191 tax benefit recorded during 2004.

•	Life recorded an after tax charge of $14 for the year ended December 31, 2005 to establish reserves for regulatory matters.
2004 Compared to 2003
Net income increased for the year ended December 31, 2004. The following factors contributed to the change in earnings::
•	Net realized capital gains increased for the year ended December 31, 2004 due to net gains on bond sales and lower impairments.

•	Income tax benefit increased for the year ended December 31, 2004 due to a $191 tax benefit recorded during 2004.

INVESTMENTS
General
The investment portfolios of the Company are managed by Hartford Investment Management Company (“HIMCO”), a wholly-owned subsidiary of The Hartford. HIMCO manages the portfolios to maximize economic value, while attempting to generate the income necessary to support the Company’s various product obligations, within internally established objectives, guidelines and risk tolerances. The portfolio objectives and guidelines are developed based upon the asset/liability profile, including duration, convexity and other characteristics within specified risk tolerances. The risk tolerances considered include, for example, asset and credit issuer allocation limits, maximum portfolio below investment grade (“BIG”) holdings and foreign currency exposure. The Company attempts to minimize adverse impacts to the portfolio and the Company’s results of operations due to changes in economic conditions through asset allocation limits, asset/liability duration matching and through the use of derivatives. For a further discussion of how the investment portfolio’s credit and market risks are assessed and managed, see the Investment Credit Risk and Capital Markets Risk Management sections of the MD&A.
HIMCO’s security selection process is a multi-dimensional approach that combines independent internal credit research along with a macro-economic outlook of technical trends (e.g. interest rates, slope of the yield curve and credit spreads) and market pricing to identify valuation inefficiencies and relative value buying and selling opportunities. Security selection and monitoring is performed by asset class specialists working within dedicated portfolio management teams.
HIMCO portfolio managers may sell securities (except those securities in an unrealized loss position for which the Company has indicated its intent and ability to hold until the price recovers) due to portfolio guidelines or market technicals or trends. For example, the Company may sell securities to manage risk, capture market valuation inefficiencies or relative value opportunities, to remain compliant with internal asset/liability duration matching guidelines, or to modify a portfolio’s duration to capitalize on interest rate levels or the yield curve slope.
HIMCO believes that advantageously buying and selling securities within a disciplined framework, provides the greatest economic value for the Company over the long-term.
Return on general account invested assets is an important element of the Company’s financial results. Significant fluctuations in the fixed income or equity markets could weaken the Company’s financial condition or its results of operations. Additionally, changes in market interest rates may impact the period of time over which certain investments, such as mortgage-backed securities (“MBS”), are repaid and whether certain investments are called by the issuers. Such changes may, in turn, impact the yield on these investments and also may result in reinvestment of funds received from calls and prepayments at rates below the average portfolio yield. Net investment income and net realized capital gains and losses accounted for approximately 45%, 46% and 36% of the Company’s consolidated revenues for the years ended December 31, 2005, 2004 and 2003, respectively.
Fluctuations in interest rates affect the Company’s return on, and the fair value of, fixed maturity investments, which comprised approximately 91% and 92% of the fair value of its invested assets as of December 31, 2005 and 2004, respectively. Other events beyond the Company’s control could also adversely impact the fair value of these investments. Specifically, a downgrade of an issuer’s credit rating or default of payment by an issuer could reduce the Company’s investment return.
The Company invests in private placement securities, mortgage loans and limited partnership arrangements in order to further diversify its investment portfolio. These investment types comprised approximately 28% and 23% of the fair value of its invested assets as of December 31, 2005 and 2004, respectively. These security types are typically less liquid than direct investments in publicly traded fixed income or equity investments. However, generally these securities have higher yields to compensate for the liquidity risk.
A decrease in the fair value of any investment that is deemed other-than-temporary would result in the Company’s recognition of a net realized capital loss in its financial results prior to the actual sale of the investment. For a further discussion of the evaluation of other-than-temporary impairments, see the Critical Accounting Estimates section of the MD&A under “Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities”.
Valuation of Investments and Derivative Instruments
The Company’s investments in fixed maturities, which include bonds, redeemable preferred stock and commercial paper; and certain equity securities, which include common and non-redeemable preferred stocks, are classified as “available-for-sale” and accordingly are carried at fair value with the after-tax difference from cost or amortized cost, as adjusted for the effect of deducting the life and pension policyholders’ share of the immediate participation guaranteed contracts and certain life and annuity deferred policy acquisition costs and reserve adjustments, reflected in stockholders’ equity as a component of AOCI. Policy loans are carried at outstanding balance, which approximates fair value. Other investments primarily consist of mortgage loans, limited partnership interests and derivatives. Mortgage loans on real estate are recorded at the outstanding principal balance adjusted for amortization of premiums or discounts and net of valuation allowances, if any. Limited partnerships are accounted for under the equity method and accordingly the Company’s share of partnership earnings are included in net investment income. Derivatives are carried at fair value.
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
Prices from independent pricing services are often unavailable for securities that are rarely traded or are traded only in privately negotiated transactions. As a result, certain of the Company’s ABS and commercial mortgage-backed securities (“CMBS”) are priced via broker quotations. A pricing matrix is used to price securities for which the Company is unable to obtain either a price from an independent third party service or an independent broker quotation. The pricing matrix begins with current treasury rates and uses credit spreads and issuer-specific yield adjustments received from an independent third party source to determine the market price for the security. The credit spreads, as assigned by a nationally recognized rating agency, incorporate the issuer’s credit rating and a risk premium, if warranted, due to the issuer’s industry and the security’s time to maturity. The issuer-specific yield adjustments, which can be positive or negative, are updated twice annually, as of June 30 and December 31, by an independent third party source and are intended to adjust security prices for issuer-specific factors. The matrix-priced securities at December 31, 2005 and 2004, primarily consisted of non-144A private placements and have an average duration of 4.8 and 4.7 years, respectively.
The following table identifies the fair value of fixed maturity securities by pricing source as of December 31, 2005 and 2004.

	2005		2004
		Percentage		Percentage
		of Total		of Total
	Fair Value	Fair Value	Fair Value	Fair Value

Priced via independent market quotations	$36,055	83.4%	$34,555	80.9%
Priced via broker quotations	2,271	5.2%	3,082	7.2%
Priced via matrices	3,667	8.5%	3,508	8.2%
Priced via other methods	202	0.5%	61	0.2%
Short-term investments [1]	1,047	2.4%	1,485	3.5%

Total	$43,242	100.0%	$42,691	100.0%

[1]	Short-term investments are primarily valued at amortized cost, which approximates fair value.
The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between knowledgeable, unrelated willing parties. As such, the estimated fair value of a financial instrument may differ significantly from the amount that could be realized if the security was sold immediately.
Valuation of Derivative Instruments
Derivative instruments are reported at fair value based upon either pricing valuation models which utilize independent third party data as inputs, or broker quotations. Other than the GMWB rider, which is discussed in the Critical Accounting Estimates section of the MD&A under “Valuation of Guaranteed Minimum Withdrawal Benefit Derivatives”, and the associated reinsurance contracts as well as the reinsurance contracts associated with the guaranteed minimum income benefit (“GMIB”) product, which is discussed in Note 15 of Notes to Consolidated Financial Statements, approximately 84% and 76% of derivatives, based upon notional values, were priced via valuation models, while the remaining 16% and 24% of derivatives were priced via broker quotations, as of December 31, 2005 and 2004, respectively.
The primary investment objective of the Company’s general account is to maximize economic value consistent with acceptable risk parameters, including the management of the interest rate sensitivity of invested assets, while generating sufficient after-tax income to support policyholder and corporate obligations, as discussed in the Capital Markets Risk Management section of the MD&A under “Market Risk – Key Market Risk Exposures”.

The following table identifies the invested assets by type held in the general account as of December 31, 2005 and 2004.

Composition of Invested Assets
	2005		2004
	Amount	Percent	Amount	Percent

Fixed maturities, available-for-sale, at fair value	$43,242	91.1%	$42,691	91.7%
Equity securities, available-for-sale, at fair value	310	0.7%	179	0.4%
Policy loans, at outstanding balance	1,971	4.1%	2,617	5.6%
Mortgage loans, at amortized cost	1,355	2.9%	794	1.7%
Limited partnerships, at fair value	423	0.9%	247	0.5%
Other investments	157	0.3%	43	0.1%

Total investments	$47,458	100.0%	$46,571	100.0%

Fixed maturity investments increased $551, or 1%, since December 31, 2004, primarily the result of positive operating cash flows, product sales and a decrease in long-term interest rates, substantially offset by an increase in short-term to intermediate-term interest rates, credit spread widening and foreign currency depreciation in comparison to the U.S. dollar for foreign denominated securities. Policy loans decreased $646, or 25%, since December 31, 2004, as a result of certain policy loan surrenders. Mortgage loans increased $561, or 71%, since December 31, 2004, as a result of a decision to increase the Company’s investment in this asset class primarily due to its attractive yields and diversification opportunities.
Investment Results
The following table summarizes the Company’s investment results.

(Before-tax)	2005	2004	2003

Net investment income – excluding income on policy loans	$2,427	$2,287	$1,557
Policy loan income	142	183	207

Net investment income – total	$2,569	$2,470	$1,764
Yield on average invested assets [1]	5.7%	5.8%	6.1%

Gross gains on sale	$310	$326	$215
Gross losses on sale	(218)	(133)	(95)
Impairments	(27)	(18)	(139)
Japanese fixed annuity contract hedges, net [2]	(36)	3	—
Periodic net coupon settlements on credit derivatives/Japan	(32)	7	2
GMWB derivatives, net	(55)	—	—
GMIB	113	—	—
Other, net [3]	20	(45)	4

Net realized capital gains (losses), before-tax	$75	$140	$(13)

[1]	Represents annualized net investment income divided by the monthly weighted average invested assets at cost or amortized cost, as applicable, excluding the collateral received associated with the securities lending program and consolidated variable interest entity minority interests.

[2]	Relates to the Japanese fixed annuity product (product and related derivative hedging instruments excluding periodic net coupon settlements).

[3]	Primarily consists of changes in fair value on non-qualifying derivatives, changes in fair value of certain derivatives in fair value hedge relationships and hedge ineffectiveness on qualifying derivative instruments.

2005 Compared to 2004 — Net investment income, excluding income on policy loans, increased $140, or 6%, compared to the prior year. The increase in net investment income was primarily due to income earned on a higher average invested assets base as well as higher partnership income. The increase in the average invested asset base, as compared to the prior year, was primarily due to positive operating cash flows, investment contract sales such as retail and institutional notes, and universal life-type product sales such as individual fixed annuity products reinsured for Japan. The higher partnership income was due to certain of the Company’s partnerships reporting higher market values and the result of certain partnerships liquidating their underlying investment holdings in the favorable market environment.
For 2005, the yield on average invested assets was relatively consistent with the prior year. An increase in yield as a result of higher partnership income was offset by a reduction in yield due to lower policy loan income. Based upon forward interest rates as of December 31, 2005, Life expects the average before-tax new investment yield for fixed rate debt securities in 2006 to range from 5.1% to 5.3%, slightly below the current average portfolio yield. However, any slight decline in the average fixed rate debt security yield is expected to be offset by an average higher yield on variable rate securities as well as additional yield generated from diversifying into other asset types. Therefore, excluding partnership income and policy loan income, Life expects the yield on average invested assets for 2006 to be at or slightly higher than the 2005 level. If future interest rates differ from the forward rates as of December 31, 2005, the actual average new investment yields may be significantly different than yields currently expected.
Net realized capital gains decreased $65 during 2005, as compared to the prior year. Lower net gains on the sale of fixed maturity securities, losses associated with GMWB derivatives, Japanese fixed annuity contract hedges and periodic net coupon settlements offset in part by gains associated with GMIB reinsurance and gains in Other, net which was primarily relate to changes in the value of non-qualifying foreign currency swaps. The circumstances giving rise to the changes in these components are as follows:
•	The lower net gains on fixed maturity sales in 2005 were primarily the result of rising interest rates and losses associated with a major automotive manufacturer. See additional discussion of the gross gains and losses on sales below. If interest rates remain at current levels or rise during 2006, or credit spreads widen, net realized capital gains on fixed maturity sales for 2006 will likely be lower than the 2005 levels. The losses associated with the GMWB derivatives were primarily driven by changes in the GMWB rider valuation assumptions in the fourth quarter of 2005. For further discussion of the GMWB rider valuation assumption, see the Capital Markets Risk Management section of the MD&A under “Market Risk – Key Market Risk Exposures”.

•	The Japanese fixed annuity contract hedges amount consists of the foreign currency transaction remeasurements associated with the yen denominated fixed annuity contracts offered in Japan and the corresponding offsetting cross currency swaps. Although the Japanese fixed annuity contracts are economically hedged, the net realized capital losses result from the accounting which requires fixed annuity liabilities to be recorded at cost and derivatives to be reported at fair value. The net realized capital losses in 2005 resulted from rising Japanese interest rates, and in the first half of the year, a decrease in U.S. interest rates. For additional discussion of the Japanese fixed annuity contract hedges see the Capital Markets Risk Management section of the MD&A under “Market Risk – Key Market Risk Exposures” and Note 4 of Notes to Consolidated Financial Statements. The periodic net coupon settlements on credit derivatives and the reinsured Japanese fixed annuity cross currency swaps includes the net periodic income/expense or coupon associated with the swap contracts. The net loss for 2005 is associated with the reinsured Japan fixed annuity cross currency swaps and results from the interest rate differential between US and Japanese interest rates. The Japanese fixed annuity product was first offered in the fourth quarter 2004 by Hartford Life Insurance KK (“HLIKK”), a wholly-owned Japanese subsidiary of Hartford Life, Inc., and subsequently reinsured to the Company. The adverse change in 2005 in comparison to 2004 primarily resulted from a full year of the Japanese fixed annuity product swap accruals in 2005.

•	The gains associated with the GMIB reinsurance were primarily driven by the positive movement in the global bond market and the Japanese equity market. For further discussion of the GMIB, see the Capital Markets Risk Management section of the MD&A under “Market Risk– Key Market Risk Exposures”.
In 2005, gross gains were primarily within fixed maturities and included corporate, foreign government securities and CMBS. Corporate securities were sold primarily to reduce the Company’s exposure to certain lower credit quality issuers. The sale proceeds were primarily re-invested into higher credit quality securities. The gains on sales of corporate securities were primarily the result of credit spread tightening since the date of purchase. Foreign securities were sold primarily to reduce the foreign currency exposure in the portfolio due to the expected near term volatility in foreign exchange rates and to capture gains resulting from credit spread tightening since the date of purchase. The CMBS sales resulted from a decision to divest securities that were backed by a single asset due to the then scheduled expiration of the Terrorism Risk Insurance Act at the end of 2005. Gains on these sales were realized as a result of an improved credit environment and interest rate declines from the date of purchase.
In 2005, gross losses on sales were primarily within the corporate sector. Gross losses for 2005 included $23 of losses on sales of securities related to a major automotive manufacturer, that primarily occurred during the second quarter. Sales related to actions taken to reduce issuer exposure in light of a downward adjustment in earnings and cash flows of the issuer primarily due to sluggish sales, rising employee and retiree benefit costs and an increased debt service interest burden, and to reposition the portfolio into higher quality securities. For 2005, excluding sales related to the automotive manufacturer noted above, there was no single security sold at a loss in excess of $6 and the average loss as a percentage of the fixed maturity’s amortized cost was less than 2%, which under the Company’s impairment policy was deemed to be depressed only to a minor extent.
2004 Compared to 2003 — Net investment income, excluding income on policy loans, increased $730, or 47%, compared to the prior year. The increase in net investment income was primarily due to income earned on a higher average invested assets base, as compared to the prior year, and an increase in income from prepayment penalties primarily associated with CMBS and yield adjustments related to changes in prepayment speeds associated with MBS held at a premium or discount. These increases were partially offset by a decrease in the average new invested asset yield and the repositioning of the portfolio into higher quality assets as described below.

The increase in the average invested assets base, as compared to the prior year, was primarily the result of separate account assets reclassified to the general account pursuant to the adoption of SOP 03-1 and, to a lesser extent, operating cash flows. Income earned on separate account assets reclassified to the general account was $619 for 2004.
During 2004, the yield on average invested assets decreased from the prior year as a result of new investment purchases at rates below the average portfolio yield due to the continued low interest rate environment and decreased policy loan income. Since the Company invests primarily in long-term fixed rate debt securities, changes in long-term interest rates impact the yield on new asset purchases and, therefore, have a gradual impact on the overall portfolio yield. The weighted average yield on new invested asset purchases in 2004 of approximately 4.9%, before-tax, continues to be below the average portfolio yield.
Net realized capital gains during 2004 increased by $153 compared to the prior year, primarily the result of lower other-than-temporary impairments. For further discussion of other-than-temporary impairments, see the Other-Than-Temporary Impairments commentary in this section of the MD&A.
In 2004, gross gains were realized as fixed maturity credit spreads tightened and portions of the investment portfolios were repositioned into higher quality assets where the Company believed greater relative value existed. Credit spreads tightened primarily due to improved credit quality, market liquidity and demand for higher yielding assets, as well as the relatively low interest rate environment. It is expected that the higher quality assets will provide greater liquidity if the credit environment and issuer default rates return to historical norms. In addition, foreign government securities were sold, primarily in the first and fourth quarters of 2004, to reduce the portfolios’ exposure to foreign holdings and realize gains associated with the decline in value of the U.S. dollar against foreign currencies.
In 2004, securities sold at a loss were predominantly corporate securities, U.S. government securities, certain ABS and CMBS with no single security sold at a loss in excess of $5 and an average loss as a percentage of the fixed maturity’s amortized cost of less than 5%, which under the Company’s impairment policy, were deemed to be depressed only to a minor extent. In 2003, no single security was sold at a loss in excess of $8.
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
Investment objectives for non-guaranteed separate accounts, which consist of the participants’ account balances, vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. Separate account products include variable annuities, variable universal life insurance contracts and variable PPLI.
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
Other-Than-Temporary Impairments
The Company has a security monitoring process overseen by a committee of investment and accounting professionals that, on a quarterly basis, identifies securities that could potentially be other-than-temporarily impaired. When a security is deemed to be other-than-temporarily impaired, its cost or amortized cost is written down to current market value and a realized loss is recorded in the Company’s consolidated statements of income. For further discussion regarding the Company’s other-than-temporary impairment policy, see “Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities” included in the Critical Accounting Estimates section of the MD&A and Note 2 of Notes to Consolidated Financial Statements.

The following table identifies the Company’s other-than-temporary impairments by type.

	2005	2004	2003

ABS	$2	$6	$75
Commercial mortgages	—	3	—
CMBS/Collateralized mortgage obligations (“CMO”)	1	3	5
Corporate	24	4	45
Equity	—	—	8
MBS – interest only securities	—	2	6

Total other-than-temporary impairments	$27	$18	$139

The decrease in other-than-temporary impairments during 2004 and 2005 in comparison to 2003 levels is due to an improvement in the corporate credit environment, general economic conditions and operating fundamentals, and improved pricing levels for ABS. In general, security issuers’ operating fundamentals have improved due to reduced company leverage, improved liquidity and the successful implementation of various cost cutting measures. Improvement in pricing levels for ABS has been driven by a general stabilization in the performance of the underlying collateral and an increase in demand for these asset types due to improved economic and operating fundamentals of the underlying security issuers, better market liquidity and attractive yields.
Future other-than-temporary impairment levels will depend primarily on economic fundamentals, political stability, issuer and/or collateral performance and future movements in interest rates. If interest rates continue to increase during 2006 or credit spreads widen, other-than-temporary impairments for 2006 may be higher than the 2005 levels. For further discussion of risk factors associated with sectors with significant unrealized loss positions, see the sector risk factor commentary under the Total Available-for-Sale Securities with Unrealized Loss Greater than Six Months by Type table in the Investment Credit Risk section of the MD&A.
The following discussion provides an analysis of significant other-than-temporary impairments recognized during 2005, 2004 and 2003, the related circumstances giving rise to the other-than-temporary impairments and the potential impact such circumstances may have on other material investments held.
2005
During 2005 there were no significant other-than-temporary impairments (e.g. $15 or greater) recorded on any single security or issuer. Other-than-temporary impairments recorded on corporate securities were primarily the result of the Company’s uncertainty regarding its intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery, not to the Company’s expectations regarding the issuers’ payments based upon the contractual terms of the securities. The circumstances giving rise to the decline in value of these corporate securities since the date of purchase and potential impact on other material holdings of these issuers are as follows:
•	Approximately $13 of other-than-temporary impairments recorded on corporate securities related to three Canadian paper companies. These companies’ operations have recently suffered from high energy prices and falling demand, in part due to the appreciation of the Canadian dollar in comparison to the U.S. dollar. These investments continue to perform in accordance with the contractual terms of the securities. As of December 31, 2005, the Company held approximately $82 of securities issued by these three companies in a total net unrealized loss position of $5. Substantially all of the securities in an unrealized loss position as of December 31, 2005 were depressed only to a minor extent and, as a result, the unrealized losses were deemed to be temporary in nature.

•	Also included in the corporate securities other-than-temporary impairment amount for 2005 was $6 recorded on securities related to two major automotive manufacturers. The market values of these securities had fallen due to a downward adjustment in earnings and cash flow guidance primarily due to sluggish sales, rising employee and retiree benefit costs and an increased debt service burden. These investments continue to perform in accordance with the contractual terms of the securities. As of December 31, 2005, the Company held approximately $65 of securities issued by these two companies in a total net unrealized loss position of $4. Substantially all of the securities in an unrealized loss position as of December 31, 2005 were depressed only to a minor extent and, as a result, the unrealized losses were deemed to be temporary in nature.
2004
During 2004 there were no significant other-than-temporary impairments (e.g. $15 or greater) recorded on any single security or issuer. In aggregate, other-than-temporary impairments recorded on ABS and corporate fixed maturities primarily related to the decline in market values of certain previously impaired securities.

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
•	Approximately $25 of impairments on corporate fixed maturities were within the food and beverage sector related to securities issued by the Italian dairy concern, Parmalat SpA. Parmalat filed for bankruptcy in December 2003 due to liquidity problems when it was discovered that 4 billion euros of liquid investments previously reported on its balance sheet were non-existent.
The following identifies ABS impairment losses recognized in 2003 that by issuer did not exceed $15 but did when combined with securities supported with similar collateral or equity security types. The circumstances giving rise to those losses are as follows:
•	Within ABS other-than-temporary impairments, there were approximately $29 of aircraft lease receivables and $15 of collaterized debt obligations (“CDO”). The aircraft lease receivable impairments primarily consisted of investments in lower tranches of four transactions. These securities are supported by aircraft leases and enhanced equipment trust certificates issued by multiple airlines that had sustained a steep decline in market value and adverse change in expected cash flows due to continued lower aircraft lease rates, airline bankruptcies and the prolonged decline in airline travel. The CDO impairments consisted of approximately six securities, the majority of which were interests in the lower tranches of securities backed by high yield corporate debt. These impairments were primarily the result of continued high default rates in 2003 and lower expected recovery rates on the CDOs’ underlying collateral.

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
The Company invests primarily in securities which are rated investment grade and has established exposure limits, diversification standards and review procedures for all credit risks including borrower, issuer and counterparty. Creditworthiness of specific obligors is determined by consideration of external determinants of creditworthiness, typically ratings assigned by nationally recognized ratings agencies and is supplemented by an internal credit evaluation. Obligor, asset sector and industry concentrations are subject to established Company limits and are monitored on a regular basis.
The Company is not exposed to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholders’ equity other than certain U.S. government and government agencies. For further discussion of concentration of credit risk, see the “Concentration of Credit Risk” section in Note 4 of Notes to Consolidated Financial Statements.
Derivative Instruments
The Company’s derivative counterparty exposure policy establishes market-based credit limits, favors long-term financial stability and creditworthiness and typically requires credit enhancement/credit risk reducing agreements. Credit risk is measured as the amount owed to the Company based on current market conditions and potential payment obligations between the Company and its counterparties. Credit exposures are generally quantified daily, netted by counterparty for each legal entity of the Company, and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of derivatives exceeds the exposure policy thresholds which do not exceed $10. The Company also minimizes the credit risk in derivative instruments by entering into transactions with high quality counterparties rated Aa/A or better, which are monitored by the Company’s internal compliance unit and reviewed frequently by senior management. In addition, the compliance unit monitors counterparty credit exposure on a monthly basis to ensure compliance with Company policies and statutory limitations. The Company also maintains a policy of requiring that all derivative contracts, other than exchange traded contracts and currency forward contracts, be governed by an International Swaps and Dealers Association Master Agreement which is structured by legal entity and by counterparty and permits right of offset. To date, the Company has not incurred any losses on derivative instruments due to counterparty nonperformance.
In addition to counterparty credit risk, the Company periodically enters into swap agreements in which the Company assumes credit exposure from or reduces credit exposure to a single entity, referenced index or asset pool. Summaries of these derivatives are as follows:
•	Total return swaps and credit spreadlocks involve the periodic exchange of payments with other parties, at specified intervals, calculated using the agreed upon index and notional principal amounts. Generally, no cash or principal payments are exchanged at the inception of the contract. Typically, at the time a swap is entered into, the cash flow streams exchanged by the counterparties are equal in value. As of December 31, 2005 and 2004, the notional value of total return swaps and credit spreadlocks totaled $1.3 billion and $1.0 billion, respectively, and the fair value totaled $4 and $5, respectively.

•	Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. One party to the contract will make a payment based on an agreed upon rate and a notional amount. The second party, who assumes credit exposure, will only make a payment when there is a credit event and such payment will be equal to the notional value of the swap contract less the value of the referenced security issuer debt obligation. A credit event is generally defined as default on contractually obligated interest or principal payments or bankruptcy. As of December 31, 2005 and 2004, the notional value of these credit default swaps, which exposed the Company to credit risk, totaled $499 and $297, respectively, and the swap fair value totaled $(3) and $2, respectively. As of December 31, 2005, the average S&P rating for these referenced security issuer debt obligations is A-.

•	The Company also uses credit default swaps to reduce its credit exposure by entering into agreements in which the Company pays a derivative counterparty a periodic fee in exchange for compensation from the counterparty should a credit event occur on the part of the referenced security issuer. Alternatively, the derivative counterparty may be required to purchase the referenced security at a predetermined value. The Company enters into these agreements as an efficient means to reduce credit exposure to the specified issuers. As of December 31, 2005 and 2004, the notional value of these credit default swaps totaled $179 and $165, respectively, and the swap fair value totaled $2 and $(1), respectively. As of December 31, 2005, the average S&P rating for these referenced securities issuers is BBB.

Fixed Maturities
The following table identifies fixed maturity securities by type as of December 31, 2005 and 2004.

Fixed Maturities by Type
	2005					2004
					Percent					Percent
					of Total					of Total
	Amortized	Unrealized	Unrealized	Fair	Fair	Amortized	Unrealized	Unrealized	Fair	Fair
	Cost	Gains	Losses	Value	Value	Cost	Gains	Losses	Value	Value

ABS	$6,383	$44	$(73)	$6,354	14.7%	$5,881	$72	$(61)	$5,892	13.8%
CMBS	8,311	159	(85)	8,385	19.4%	7,390	329	(17)	7,702	18.0%
CMOs	764	3	(4)	763	1.8%	882	9	(3)	888	2.1%
Corporate
Basic industry	2,004	77	(33)	2,048	4.7%	2,133	171	(5)	2,299	5.4%
Capital goods	1,479	86	(14)	1,551	3.6%	1,328	118	(4)	1,442	3.4%
Consumer cyclical	1,956	71	(32)	1,995	4.6%	2,201	158	(5)	2,354	5.5%
Consumer non-cyclical	2,096	115	(20)	2,191	5.1%	2,294	196	(4)	2,486	5.8%
Energy	1,006	101	(7)	1,100	2.5%	1,172	116	(1)	1,287	3.0%
Financial services	5,861	273	(46)	6,088	14.1%	5,538	448	(18)	5,968	14.0%
Technology and communications	2,653	177	(28)	2,802	6.5%	3,197	314	(10)	3,501	8.2%
Transportation	622	29	(5)	646	1.5%	587	44	(1)	630	1.5%
Utilities	2,445	147	(26)	2,566	5.9%	2,040	215	(7)	2,248	5.3%
Other	1,057	22	(15)	1,064	2.5%	710	46	(2)	754	1.8%
Government/Government agencies
Foreign	646	43	(4)	685	1.6%	649	60	(2)	707	1.7%
United States	435	23	(2)	456	1.1%	774	19	(4)	789	1.8%
MBS – agency	2,559	6	(39)	2,526	5.8%	1,542	18	(2)	1,558	3.6%
Municipal	926	47	(4)	969	2.2%	675	30	(5)	700	1.6%
Redeemable preferred stock	6	—	—	6	—	1	—	—	1	—
Short-term	1,047	—	—	1,047	2.4%	1,485	—	—	1,485	3.5%

Total fixed maturities	$42,256	$1,423	$(437)	$43,242	100.0%	$40,479	$2,363	$(151)	$42,691	100.0%

The Company’s fixed maturity portfolio gross unrealized gains and losses as of December 31, 2005, in comparison to December 31, 2004, were primarily impacted by changes in interest rates as well as credit spread movements, changes in foreign currency exchange rates and security sales. The Company’s fixed maturity gross unrealized gains decreased $940 and gross unrealized losses increased $286 from December 31, 2004 to December 31, 2005, primarily due to an increase in short-term through intermediate-term interest rates as well as credit spread widening and foreign currency depreciation in comparison to the U.S. dollar for foreign denominated securities, offset in part by a decrease in long-term interest rates and other-than-temporary impairments taken during the year. Gross unrealized gains and losses were reduced by securities sold in a gain or loss position, respectively.
For further discussion of risk factors associated with sectors with significant unrealized loss positions, see the sector risk factor commentary under the Total Available-for-Sale Securities with Unrealized Loss Greater than Six Months by Type table in this section of the MD&A.
Investment sector allocations as a percentage of total fixed maturities have changed since December 31, 2004, with a shift from certain corporate and short-term securities to MBS due to their relatively low risk profile and attractive spreads, and CMBS and ABS due to their attractive yields relative to credit quality. The shift from corporate securities was primarily a result of capturing gains within the technology and communications sector due to credit spreads tightening as well as divesting securities that could be adversely impacted by issuers recapitalizing, pushing the Company’s interest lower in the repayment priority (e.g. leveraged buy-outs) or issuer capital uses that would not benefit the Company’s debt holders position (e.g. share repurchases). Also, HIMCO continues to overweight, in comparison to the Lehman Aggregate Index, ABS supported by diversified pools of consumer loans (e.g. home equity and auto loans and credit card receivables) and CMBS due to the securities’ attractive spread levels and underlying asset diversification and quality. In general, CMBS have lower prepayment risk than MBS due to contractual fees.
As of December 31, 2005 and 2004, 26% and 22%, respectively, of the fixed maturities were invested in private placement securities, including 17% and 14%, respectively, in Rule 144A offerings to qualified institutional buyers. Private placement securities are generally less liquid than public securities. Most of the private placement securities are rated by nationally recognized rating agencies.
At the January 2006 Federal Open Market Committee (“FOMC”) meeting, the Federal Reserve increased the target federal funds rate by 25 basis points to 4.50%, a 225 basis point increase from year-end 2004 levels. The FOMC stated that although recent economic data has been uneven, the expansion in economic activity appears solid, core inflation has stayed relatively low in recent months and longer-term inflation expectations remain contained. They noted that some further increases may be needed to keep the risks to the attainment of both sustainable economic growth and price stability roughly in balance. The Company believes the Federal Reserve is approaching the end of its rate tightening cycle with an increase or two possible during the first half of 2006. Ultimately, the level of rate increases will be largely dependent on future inflationary data. The risk of inflation could increase for a number of reasons including an increase in energy and commodity prices, an acceleration of wage rates, a slow down of productivity growth, an increase in U.S. budget or trade deficits or the U.S. dollar significantly depreciating in comparison to foreign currencies. Increases in future interest rates may result in lower fixed maturity valuations
The following table identifies fixed maturities by credit quality as of December 31, 2005 and 2004. The ratings referenced below are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company’s internal analysis of such securities.

Fixed Maturities by Credit Quality
	2005			2004
			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value

United States Government/Government agencies	$3,705	$3,691	8.5%	$3,205	$3,242	7.6%
AAA	8,436	8,524	19.7%	7,814	8,039	18.8%
AA	5,128	5,222	12.1%	4,168	4,358	10.2%
A	11,748	12,297	28.5%	11,120	12,039	28.2%
BBB	10,748	11,019	25.5%	11,113	11,892	27.9%
BB & below	1,444	1,442	3.3%	1,574	1,636	3.8%
Short-term	1,047	1,047	2.4%	1,485	1,485	3.5%

Total fixed maturities	$42,256	$43,242	100.0%	$40,479	$42,691	100.0%

As of December 31, 2005 and 2004, 96% or greater of the fixed maturity portfolio was invested in short-term securities or securities rated investment grade (BBB and above).

The following table presents the BIG fixed maturities by type as of December 31, 2005 and 2004.

BIG Fixed Maturities by Type
	2005			2004
			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value

ABS	$207	$176	12.2%	$183	$159	9.7%
CMBS	49	58	4.0%	82	88	5.4%
Corporate
Basic industry	203	201	14.0%	164	176	10.7%
Capital goods	92	91	6.3%	115	116	7.1%
Consumer cyclical	191	188	13.0%	120	127	7.8%
Consumer non-cyclical	129	136	9.4%	141	149	9.1%
Energy	74	72	5.0%	51	54	3.3%
Financial services	9	9	0.6%	22	23	1.4%
Technology and communications	181	189	13.1%	267	288	17.6%
Transportation	11	10	0.7%	8	8	0.5%
Utilities	117	119	8.3%	226	237	14.5%
Foreign government	177	189	13.1%	176	193	11.8%
Other	4	4	0.3%	19	18	1.1%

Total fixed maturities	$1,444	$1,442	100.0%	$1,574	$1,636	100.0%

As of December 31, 2005 and 2004, the Company held no issuer of a BIG security with a fair value in excess of 5% and 3%, respectively, of the total fair value for BIG securities. Total BIG securities decreased since December 31, 2004 as a result of a decision to reduce exposure to lower credit quality assets resulting from the securities’ significant credit spread tightening and re-investment in higher quality securities.
The following table presents the Company’s unrealized loss aging for total fixed maturity and equity securities classified as available-for-sale, as of December 31, 2005 and 2004, by length of time the security was in an unrealized loss position.

Unrealized Loss Aging of Total Available-for-Sale Securities
	2005			2004
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Loss	Cost	Value	Loss

Three months or less	$9,637	$9,483	$(154)	$4,627	$4,601	$(26)
Greater than three months to six months	3,074	3,000	(74)	420	417	(3)
Greater than six months to nine months	769	752	(17)	1,667	1,638	(29)
Greater than nine months to twelve months	1,890	1,829	(61)	351	337	(14)
Greater than twelve months	2,737	2,603	(134)	1,175	1,093	(82)

Total	$18,107	$17,667	$(440)	$8,240	$8,086	$(154)

The increase in the unrealized loss amount since December 31, 2004, is primarily the result of an increase in short-term through intermediate-term interest rates as well as credit spread widening and foreign currency depreciation in comparison to the U.S. dollar for foreign denominated securities offset in part by asset sales, a decrease in long-term interest rates and other-than-temporary impairments taken during the year. For further discussion, see the economic commentary under the Fixed Maturities by Type table in this section of the MD&A.
The average security unrealized loss at December 31, 2005 and 2004, as a percentage of amortized cost was less than 3% and 2%, respectively. As of December 31, 2005 and 2004, fixed maturities represented $437, or 99%, and $151, or 98%, respectively, of the Company’s total unrealized loss associated with securities classified as available-for-sale. There were no fixed maturities as of December 31, 2005 and 2004 with a fair value less than 80% of the security’s amortized cost basis for six continuous months other than certain ABS and CMBS subject to EITF Issue No. 99-20. Other-than-temporary impairments for certain ABS and CMBS are recognized if the fair value of the security, as determined by external pricing sources, is less than its cost or amortized cost and there has been a decrease in the present value of the expected cash flows since the last reporting period. There were no ABS or CMBS included in the table above, as of December 31, 2005 and 2004, for which management’s best estimate of future cash flows adversely changed during the reporting period for which an impairment has not been recorded. For further discussion of the other-than-temporary impairments criteria, see “Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities” included in the Critical Accounting Estimates section of the MD&A and Note 2 of Notes to Consolidated Financial Statements.

The Company held no securities of a single issuer that were at an unrealized loss position in excess of 7% and 9% of the total unrealized loss amount as of December 31, 2005 and 2004, respectively.
The total securities classified as available-for-sale in an unrealized loss position for longer than six months by type as of December 31, 2005 and 2004 are presented in the following table.

Total Available-for-Sale Securities with Unrealized Loss Greater Than Six Months by Type
	2005				2004
				Percent of				Percent of
				Total				Total
		Fair	Unrealized	Unrealized	Amortized	Fair	Unrealized	Unrealized
	Amortized Cost	Value	Loss	Loss	Cost	Value	Loss	Loss

ABS
Aircraft lease receivables	$160	$113	$(47)	22.2%	$177	$127	$(50)	40.0%
CDOs	25	24	(1)	0.5%	54	52	(2)	1.6%
Credit card receivables	109	107	(2)	0.9%	61	60	(1)	0.8%
Other ABS	493	484	(9)	4.2%	328	323	(5)	4.0%
CMBS	1,227	1,193	(34)	16.0%	500	492	(8)	6.4%
Corporate
Basic industry	317	304	(13)	6.1%	223	219	(4)	3.2%
Consumer cyclical	270	256	(14)	6.6%	98	95	(3)	2.4%
Consumer non-cyclical	210	199	(11)	5.2%	151	148	(3)	2.4%
Financial services	978	951	(27)	12.7%	595	576	(19)	15.2%
Technology and communications	249	237	(12)	5.7%	200	191	(9)	7.2%
Transportation	30	30	—	—	13	12	(1)	0.8%
Utilities	98	93	(5)	2.4%	140	135	(5)	4.0%
Other	294	280	(14)	6.6%	144	140	(4)	3.2%
Other securities	936	913	(23)	10.9%	509	498	(11)	8.8%

Total	$5,396	$5,184	$(212)	100.0%	$3,193	$3,068	$(125)	100.0%

The increase in total unrealized loss greater than six months since December 31, 2004, was primarily driven by an increase in short-term through intermediate-term interest rates as well as credit spread widening and foreign currency depreciation in comparison to the U.S. dollar for foreign denominated securities, offset in part by security sales, a decrease in long-term interest rates and other-than-temporary impairments taken during the year. With the exception of ABS security types, the majority of the securities in an unrealized loss position for six months or more as of December 31, 2005, were depressed primarily due to interest rate changes from the date of purchase. The sectors with the most significant concentration of unrealized losses at December 31, 2005, were ABS supported by aircraft lease receivables, CMBS and corporate fixed maturities primarily within the financial services sector. The Company’s current view of risk factors relative to these fixed maturity types is as follows:
Aircraft lease receivables — The Company’s holdings are ABS secured by leases on aircraft. The decline in the fair values of these securities is primarily attributable to the high risk premium associated with the increase in volatility of airline travel demand in recent years, lack of market liquidity in this sector and long term to maturity of these securities. In recent years, aircraft demand and lease rates have improved as a result of an increase in worldwide travel. However, the continuing difficulties experienced by several major U.S. domestic airlines due to high operating costs, including fuel and certain employee benefits costs, continue to weigh heavily on this sector. Based on the Company’s projections of future cash flows under distressed scenarios, the Company expects to recover the full contractual principal and interest payments of these investments. However, future price recovery will depend on continued improvement in economic fundamentals, political stability, airline operating performance and collateral value.
CMBS — The CMBS in an unrealized loss position as of December 31, 2005, were primarily the result of an increase in interest rates from the security’s purchase date. Substantially all of these securities are investment grade securities priced at or greater than 90% of amortized cost as of December 31, 2005. Additional changes in fair value of these securities are primarily dependent on future changes in interest rates.
Financial services — As of December 31, 2005, the Company held approximately 110 different securities in the financial services sector that had been in an unrealized loss position for greater than six months. Substantially all of these securities are investment grade securities priced at or greater than 90% of amortized cost as of December 31, 2005. These positions are a mixture of fixed and variable rate securities with extended maturity dates, which have been adversely impacted by changes in interest rates after the purchase date. Additional changes in fair value of these securities are primarily dependent on future changes in interest rates.

As part of the Company’s ongoing security monitoring process by a committee of investment and accounting professionals, the Company has reviewed its investment portfolio and concluded that there were no additional other-than-temporary impairments as of December 31, 2005 and 2004. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, management’s intent and ability to hold these securities, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that the prices of the securities in the sectors identified above were temporarily depressed.
The evaluation for other-than-temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other-than-temporary. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. In addition, for securitized financial assets with contractual cash flows (e.g. ABS and CMBS), projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral. As of December 31, 2005 and 2004, management’s expectation of the discounted future cash flows on these securities was in excess of the associated securities’ amortized cost. For a further discussion, see “Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities” included in the Critical Accounting Estimates section of the MD&A and Note 2 of Notes to Consolidated Financial Statements.
The following table presents the Company’s unrealized loss aging for BIG and equity securities as of December 31, 2005 and 2004.

Unrealized Loss Aging of Available-for-Sale BIG and Equity Securities
	2005			2004
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Loss	Cost	Value	Loss

Three months or less	$311	$296	$(15)	$146	$143	$(3)
Greater than three months to six months	106	102	(4)	13	12	(1)
Greater than six months to nine months	99	95	(4)	93	88	(5)
Greater than nine months to twelve months	47	44	(3)	59	54	(5)
Greater than twelve months	236	198	(38)	153	117	(36)

Total	$799	$735	$(64)	$464	$414	$(50)

The increase in the BIG and equity security unrealized loss amount for securities classified as available-for-sale from December 31, 2004 to December 31, 2005, was primarily the result of the increase in short-term through intermediate-term interest rates as well as credit spread widening and foreign currency depreciation in comparison to the U.S. dollar for foreign denominated securities, offset in part by asset sales and a decrease in long-term interest rates. For further discussion, see the economic commentary under the Fixed Maturities by Type table in this section of the MD&A.
The BIG and equity securities classified as available-for-sale in an unrealized loss position for longer than six months by type, as of December 31, 2005 and 2004 are presented in the following table.

Available-for-Sale BIG and Equity Securities with Unrealized Loss Greater Than Six Months by Type
	2005				2004
				Percent of				Percent of
				Total				Total
	Amortized	Fair	Unrealized	Unrealized	Amortized	Fair	Unrealized	Unrealized
	Cost	Value	Loss	Loss	Cost	Value	Loss	Loss

ABS
Aircraft lease receivables	$86	$57	$(29)	64.5%	$96	$66	$(30)	65.2%
CDOs	1	1	—	—	17	16	(1)	2.2%
Credit card receivables	—	—	—	—	8	8	—	—
Other ABS	12	10	(2)	4.4%	4	3	(1)	2.2%
Corporate
Basic industry	51	50	(1)	2.2%	10	9	(1)	2.2%
Consumer cyclical	61	58	(3)	6.7%	6	6	—	—
Consumer non-cyclical	8	8	—	—	1	1	—	—
Financial services	44	42	(2)	4.4%	45	41	(4)	8.7%
Technology and communications	39	36	(3)	6.7%	59	54	(5)	10.8%
Utilities	20	18	(2)	4.4%	38	35	(3)	6.5%
Other	59	56	(3)	6.7%	20	19	(1)	2.2%
Other securities	1	1	—	—	1	1	—	—

Total	$382	$337	$(45)	100.0%	$305	$259	$(46)	100.0%

The unrealized loss amount on available-for-sale BIG and equity securities greater than six months remained consistent since December 31, 2004, as asset sales, other-than-temporary impairments taken during the year, and a decrease in long-term interest rates were offset by the increase in short-term through intermediate-term interest rates as well as credit spread widening and foreign currency depreciation in comparison to the U.S. dollar for foreign denominated securities. For further discussion of risk factors associated with sectors with significant unrealized loss positions, see the sector risk factor commentary under the Total Available-for-Sale Securities with Unrealized Loss Greater than Six Months by Type table in this section of the MD&A.

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
Market Risk
The Company is exposed to market risk, primarily relating to the market price and/or cash flow variability associated with changes in interest rates, equity prices or foreign currency exchange rates.
Interest Rate Risk
The Company’s exposure to interest rate risk relates to the market price and/or cash flow variability associated with the changes in market interest rates. The Company manages its exposure to interest rate risk through asset allocation limits, asset/liability duration matching and through the use of derivatives. The Company analyzes interest rate risk using various models including parametric models and cash flow simulation of the liabilities and the supporting investments, including derivative instruments under various market scenarios. Measures the Company uses to quantify its exposure to interest rate risk inherent in its invested assets and interest rate sensitive liabilities include duration and key rate duration. Duration is the weighted average term-to-maturity of a security’s cash flows, and is used to approximate the percentage change in the price of a security for a 100 basis point change in market interest rates. For example, a duration of 5 means the price of the security will change by approximately 5% for a 1% change in interest rates. The key rate duration analysis considers the expected future cash flows of assets and liabilities assuming non-parallel interest rate movements.
To calculate duration, projections of asset and liability cash flows are discounted to a present value using interest rate assumptions. These cash flows are then revalued at alternative interest rate levels to determine the percentage change in fair value due to an incremental change in rates. Cash flows from corporate obligations are assumed to be consistent with the contractual payment streams on a yield to worst basis. The primary assumptions used in calculating cash flow projections include expected asset payment streams taking into account prepayment speeds, issuer call options and contract holder behavior. ABS, CMO and MBS are modeled based on estimates of the rate of future prepayments of principal over the remaining life of the securities. These estimates are developed using prepayment speeds provided in broker consensus data. Such estimates are derived from prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates.
The Company is also exposed to interest rate risk based upon the discount rate assumption associated with the Company’s pension and other postretirement benefit obligations. The discount rate assumption is based upon an interest rate yield curve comprised of Aa with maturities between zero and thirty years. Declines in long-term interest rates have had a negative impact on the funded status of the plans.
The Company believes that an increase in interest rates from the current levels is generally a favorable development for the Company. Rate increases are expected to provide additional net investment income, increase sales of fixed rate investment products, reduce the cost of the GMWB hedging program, limit the potential risk of margin erosion due to minimum guaranteed crediting rates in certain products and, if sustained, could reduce the Company’s prospective pension expense. Conversely, a rise in interest rates will reduce the net unrealized gain position of the investment portfolio, increase interest expense on the Company’s variable rate debt obligations and, if long-term interest rates rise dramatically within a six to twelve month time period, certain businesses may be exposed to disintermediation risk. Disintermediation risk refers to the risk that policyholders will surrender their contracts in a rising interest rate environment requiring the Company to liquidate assets in an unrealized loss position. In conjunction with the interest rate risk measurement and management techniques, significant portions of the Company’s fixed income product offerings have market value adjustment provisions at contract surrender.
Since the Company matches, and actively manages its assets and liabilities, an interest environment with an inverted yield curve (i.e. short-term interest rates are higher than intermediate-term or long-term interest rates) does not significantly impact the Company’s profits or operations. As noted above, the absolute level of interest rates is more significant than the shape of the yield curve.

Equity Risk
The Company does not have significant equity risk exposure from invested assets. The Company’s primary exposure to equity risk relates to the potential for lower earnings associated with certain of the Company’s businesses such as variable annuities where fee income is earned based upon the fair value of the assets under management. In addition, the Company offers certain guaranteed benefits, primarily associated with variable annuity products, which increases the Company’s potential benefit exposure as the equity markets decline. For a further discussion, see Equity Risk — Key Market Risk Exposures section below.
The Company is also subject to equity risk based upon the expected long-term rate of return assumption associated with the Company’s pension and other postretirement benefit obligations. The Company determines the long-term rate of return assumption for the plans’ portfolio based upon an analysis of historical returns. Declines in equity returns have had a negative impact on the funded status of the plans.
Foreign Currency Exchange Risk
The Company’s currency exchange risk is related to non–U.S. dollar denominated investments, which primarily consist of fixed maturity investments, its GMIB benefits associated with Japanese variable annuities, assumed from a related party and a yen denominated individual fixed annuity product assumed from a related party. A significant portion of the Company’s foreign currency exposure is mitigated through the use of derivatives.
Derivative Instruments
The Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards, futures and options, in compliance with Company policy and regulatory requirements to mitigate interest rate, equity market or foreign currency exchange rate risk or volatility.
Interest rate swaps involve the periodic exchange of payments with other parties, at specified intervals, calculated using the agreed upon rates and notional principal amounts. Generally, no cash or principal payments are exchanged at the inception of the contract. Typically, at the time a swap is entered into, the cash flow streams exchanged by the counterparties are equal in value.
Interest rate cap and floor contracts entitle the purchaser to receive from the issuer at specified dates, the amount, if any, by which a specified market rate exceeds the cap strike interest rate or falls below the floor strike interest rate, applied to a notional principal amount. A premium payment is made by the purchaser of the contract at its inception and no principal payments are exchanged.
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
Derivative activities are monitored by an internal compliance unit and reviewed frequently by senior management. The notional amounts of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. Notional amounts pertaining to derivative instruments used in the management of market risk at December 31, 2005 and 2004, were $76.0 billion and $63.3 billion, respectively. The increase in the derivative notional amount during 2005 was primarily due to the embedded derivatives associated with the GMWB product feature. For further information, see Note 4 of Notes to Consolidated Financial Statements.
Key Market Risk Exposures
The following discussions focus on the key market risk exposures within the Company’s portfolios.

The Company is responsible for maximizing economic value within acceptable risk parameters, including the management of the interest rate sensitivity of invested assets, while generating sufficient after-tax income to support policyholder and corporate obligations. Fixed maturity portfolios and certain investment contracts and insurance product liabilities have material market exposure to interest rate risk. In addition, operations are significantly influenced by changes in the equity markets. The Company’s profitability depends largely on the amount of assets under management, which is primarily driven by the level of sales, equity market appreciation and depreciation and the persistency of the in-force block of business. The Company’s foreign currency exposure is primarily related to non-U.S. dollar denominated fixed income securities and certain foreign currency based individual fixed annuity contracts and its GMIB benefits associated with Japanese variable annuities, both assumed from a related party.
Interest Rate Risk
The Company’s exposure to interest rate risk relates to the market price and/or cash flow variability associated with changes in market interest rates. Changes in interest rates can potentially impact the Company’s profitability. In certain scenarios where interest rates are volatile, the Company could be exposed to disintermediation risk and a reduction in net interest rate spread or profit margins. The investments and liabilities primarily associated with interest rate risk are included in the following discussion. Certain product liabilities, including those containing GMWB or GMDB, expose the Company to interest rate risk but also have significant equity risk. These liabilities are discussed as part of the Equity Risk section below.
Fixed Maturity Investments
The Company’s investment portfolios primarily consist of investment grade fixed maturity securities, including corporate bonds, ABS, CMBS, tax-exempt municipal securities and CMOs. The fair value of fixed maturities was $43.2 billion and $42.7 billion at December 31, 2005 and 2004, respectively. The fair value of fixed maturities and other invested assets fluctuates depending on the interest rate environment and other general economic conditions. During periods of declining interest rates, paydowns on MBS and CMOs increase as the underlying mortgages are prepaid. During such periods, the Company generally will not be able to reinvest the proceeds of any such prepayments at comparable yields. Conversely, during periods of rising interest rates, the rate of prepayments generally declines, exposing the Company to the possibility of asset/liability cash flow and yield mismatch. The weighted average duration of the fixed maturity portfolio was approximately 5.3 and 4.9 years as of December 31, 2005 and 2004, respectively. In 2005, the duration of certain portfolios were modestly lengthened, which generated additional interest income.
Liabilities
The Company’s investment contracts and certain insurance product liabilities, other than non-guaranteed separate accounts, include asset accumulation vehicles such as fixed annuities, guaranteed investment contracts, certain investment and universal life-type contracts and other insurance products.
Asset accumulation vehicles primarily require a fixed rate payment, often for a specified period of time. Product examples include fixed rate annuities with a market value adjustment feature and fixed rate guaranteed investment contracts. The duration of these contracts generally range from less than one year to ten years. In addition, certain products such as universal life contracts and the general account portion of variable annuity products, credit interest to policyholders subject to market conditions and minimum interest rate guarantees. The duration of these products is short-term to intermediate-term.
While interest rate risk associated with many of these products has been reduced through the use of market value adjustment features and surrender charges, the primary risk associated with these products is that the spread between investment return and credited rate may not be sufficient to earn targeted returns.
The Company also manages the risk of certain insurance liabilities similarly to investment type products due to the relative predictability of the aggregate cash flow payment streams. Products in this category may contain significant actuarial (including mortality and morbidity) pricing and cash flow risks. Product examples include structured settlement contracts and on-benefit annuities (i.e. the annuitant is currently receiving benefits thereon). The cash out flows associated with these policy liabilities are not interest rate sensitive but do vary based on the timing and amount of benefit payments. The primary risks associated with these products are that the benefits will exceed expected actuarial pricing and/or that the actual timing of the cash flows will differ from those anticipated, resulting in an investment return lower than that assumed in pricing. Average contract duration can range from less than one year to typically up to fifteen years.
Derivatives
The Company utilizes a variety of derivative instruments to mitigate interest rate risk. Interest rate swaps are primarily used to convert interest receipts or payments to a fixed or variable rate. The use of such swaps enables the Company to customize contract terms and conditions to customer objectives and satisfies the operation’s asset/liability duration matching policy. Occasionally, swaps are also used to hedge the variability in the cash flow of a forecasted purchase or sale due to changes in interest rates.

Interest rate caps and floors, swaptions and option contracts are primarily used to hedge against the risk of liability contract holder disintermediation in a rising interest rate environment, and to offset the changes in fair value of corresponding derivatives embedded in certain of the Company’s fixed maturity investments.
At December 31, 2005 and 2004, notional amounts pertaining to derivatives utilized to manage interest rate risk totaled $9.1 billion and $8.3 billion, respectively ($6.0 billion and $6.1 billion, respectively, related to investments and $3.1 billion and $2.2 billion, respectively, related to life liabilities). The fair value of these derivatives was $(14) and $44 as of December 31, 2005 and 2004, respectively.
Calculated Interest Rate Sensitivity
The after-tax change in the net economic value of investment contracts (e.g. guaranteed investment contracts) and certain other insurance product liabilities (e.g. short-term and long-term disability contracts), for which the payment rates are fixed at contract issuance and the investment experience is substantially absorbed by the Company, are included in the following table along with the corresponding invested account assets. Also included in this analysis are the interest rate sensitive derivatives used by the Company to hedge its exposure to interest rate risk. Certain financial instruments, such as limited partnerships, have been omitted from the analysis due to the fact that the investments are accounted for under the equity method and generally lack sensitivity to interest rate changes. Non-guaranteed separate account assets and liabilities are excluded from the analysis because gains and losses in separate accounts accrue to policyholders. The hypothetical calculation of the estimated change in net economic value below assumes a 100 basis point upward and downward parallel shift in the yield curve.

	Change in Net Economic Value As of December 31,
	2005		2004
Basis point shift	-100	+100	-100	+100

Amount	$(53)	$3	$(59)	$14

The fixed liabilities included above represented approximately 60% of the Company’s general account liabilities as of December 31, 2005 and 2004. The assets supporting the fixed liabilities are monitored and managed within rigorous duration guidelines using scenario simulation techniques, and are evaluated on an annual basis, in compliance with regulatory requirements.
The after-tax change in fair value of the invested asset portfolios that support certain universal life-type contracts and other insurance contracts are shown in the following table. The cash flows associated with these liabilities are less predictable than fixed liabilities. The Company identifies the most appropriate investment strategy based upon the expected policyholder behavior and liability crediting needs. The hypothetical calculation of the estimated change in fair value below assumes a 100 basis point upward and downward parallel shift in the yield curve.

	Change in Fair Value As of December 31,
	2005		2004
Basis point shift	-100	+100	-100	+100

Amount	$436	$(419)	$482	$(472)

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
Equity Risk
The Company’s operations are significantly influenced by changes in the equity markets. The Company’s profitability depends largely on the amount of assets under management, which is primarily driven by the level of sales, equity market appreciation and depreciation and the persistency of the in-force block of business. Prolonged and precipitous declines in the equity markets can have a significant effect on the Company’s operations, as sales of variable products may decline and surrender activity may increase, as customer sentiment towards the equity market turns negative. Lower assets under management will have a negative effect on the Company’s financial results, primarily due to lower fee income related to the Retail, Retirement Plans and Institutional and, to a lesser extent, the Individual Life segment, where a heavy concentration of equity linked products are administered and sold. Furthermore, the Company may experience a reduction in profit margins if a significant portion of the assets held in the variable annuity separate accounts move to the general account and the Company is unable to earn an acceptable investment spread, particularly in light of the low interest rate environment and the presence of contractually guaranteed minimum interest credited rates, which for the most part are at a 3% rate.
In addition, prolonged declines in the equity market may also decrease the Company’s expectations of future gross profits, which are utilized to determine the amount of DAC to be amortized in a given financial statement period. A significant decrease in the Company’s future estimated gross profits would require the Company to accelerate the amount of DAC amortization in a given period, potentially causing a material adverse deviation in that period’s net income. Although an acceleration of DAC amortization would have a negative effect on the Company’s earnings, it would not affect the Company’s cash flow or liquidity position.
The Company sells variable annuity contracts that offer one or more benefit guarantees, the value of which generally increase with declines in equity markets. As is described in more detail below, the Company manages the equity market risks embedded in these guarantees through reinsurance, product design and hedging programs. The Company believes its ability to manage these equity market risks by these means gives it a competitive advantage; and, in particular, its ability to create innovative product designs that allow the Company to meet identified customer needs while generating manageable amounts of equity market risk. The Company’s relative sales and variable annuity market share have generally increased during periods when it has recently introduced new products to the market. In contrast, the Company’s relative sales and market share have generally decreased when competitors introduce products that cause an issuer to assume larger amounts of equity and other market risk than the Company is confident it can prudently manage. The Company believes its long-term success in the variable annuity market will continue to be aided by successful innovation in both product design and in equity market risk management and that, in the absence of this innovation, its market share could decline. Currently, the Company is experiencing lower levels of U.S. variable annuity sales as competitors continue to introduce equity guarantees of increasing risk and complexity. New product development is an ongoing process and during the fourth quarter of 2005, the Company is introduced a new living income benefit, which guarantees a steady income stream for the life of the policyholder. Depending on customer acceptance and competitor reaction to the Company’s product innovations, the Company’s future level of sales is subject to a high level of uncertainty.
The accounting for various benefit guarantees offered with variable annuity contracts can be significantly different. Those accounted for under SFAS No. 133 (such as GMWBs or the reinsurance of GMIBs) are subject to significant fluctuation in value, which is reflected in net income, due to changes in interest rates, equity markets and equity market volatility as use of those capital market rates are required in determining the liability’s fair value at each reporting date. Benefit guarantee liabilities accounted for under SOP 03-1 (such as GMDBs) may also change in value; however, the change in value is not immediately reflected in net income. Under SOP 03-1, the income statement reflects the current period increase in the liability due to the deferral of a percentage of current period revenues. The percentage is determined by dividing the present value of claims by the present value of revenues using best estimate assumptions over a range of market scenarios. Current period revenues are impacted by actual increases or decreases in account value. Claims recorded against the liability have no immediate impact on the income statement unless those claims exceed the liability. As a result of these significant accounting differences the liability for guarantees recorded under SOP 03-1 may be significantly different if it was recorded under SFAS No. 133 and vice versa. In addition, the conditions in the capital markets in Japan vs. those in the U.S. are sufficiently different that if the Company’s GMWB product currently offered in the U.S. were offered in Japan, the capital market conditions in Japan would have a significant impact on the valuation of the GMWB, irrespective of the accounting model. Many benefit guarantees meet the definition of an embedded derivative, under SFAS No. 133 (GMWB, reinsurance of GMIB), and as such are recorded at fair value with changes in fair value recorded in net income. However, certain contract features that define how the contract holder can access the value of the guaranteed benefit change the accounting from SFAS No. 133 to SOP 03-1. For contracts where the contract holder can only obtain the value of the guaranteed benefit upon the occurrence of an insurable event such as death (GMDB) or by making a significant initial net investment, such as when one invests in an annuity, the accounting for the benefit is prescribed by SOP 03-1.
The Company sells variable annuity contracts that offer various guaranteed death benefits. The Company maintains a liability, under SOP 03-1, for the death benefit costs of $158, as of December 31, 2005. Declines in the equity market may increase the Company’s net exposure to death benefits under these contracts. The majority of the contracts with the guaranteed death benefit feature are sold by the Retail Products Group segment. For certain guaranteed death benefits, The Hartford pays the greater of (1) the account value at death; (2) the sum of all premium payments less prior withdrawals; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary. For certain guaranteed death benefits sold with variable annuity contracts beginning in June 2003, the Retail Products Group segment pays the greater of (1) the account value at death; or (2) the maximum anniversary value; not to exceed the account value plus the greater of (a) 25% of premium payments, or (b) 25% of the maximum anniversary value of the contract. The Company currently reinsures a significant portion of these death benefit guarantees associated with its in-force block of business.
The Company’s total gross exposure (i.e. before reinsurance) to these guaranteed death benefits as of December 31, 2005 is $6.5 billion. Due to the fact that 82% of this amount is reinsured, the Company’s net exposure is $1.2 billion. This amount is often referred to as the retained net amount at risk. However, the Company will incur these guaranteed death benefit payments in the future only if the policyholder has an in-the-money guaranteed death benefit at their time of death.

The Company has assumed certain guaranteed minimum income benefits offered in connection with variable annuity contracts issued by Hartford Life, K.K., a related party and subsidiary of Hartford Life. The Company maintains an asset for these income benefits, under SFAS No. 133, of $72 as of December 31, 2005. Declines in equity markets as well as a strengthening of the Japanese Yen in comparison to the U.S. dollar may increase the Company’s exposure to these guaranteed benefits. This increased exposure may be significant in extreme market scenarios. Depending on the underlying contract form, benefits are paid from Hartford Life and Annuity Insurance Company to Hartford Life, K.K. either on the guaranteed annuity commencement date, when the contract holder’s account value is less than the present value of minimum guaranteed annuity payments, or alternatively, during the annuitization phase, when the contract holder’s account value is reduced to zero or upon death of the contract holder. The Company will incur these guaranteed income benefits in the future only if the contract holder has a guaranteed benefit that is in-the-money at annuitization.
In addition, the Company offers certain variable annuity products with a GMWB rider. GMWB is accounted for under SFAS No. 133. Declines in the equity market may increase the Company’s exposure to benefits under the GMWB contracts. For all contracts in effect through July 6, 2003, the Company entered into a reinsurance arrangement to offset its exposure to the GMWB for the remaining lives of those contracts. As of July 6, 2003, the Company exhausted all but a small portion of the reinsurance capacity for new business under the current arrangement and will be ceding only a very small number of new contracts subsequent to July 6, 2003.
Effective July 7, 2003, the Company and its subsidiary, Hartford Life and Annuity Insurance Company (“HLAI”) entered into an indemnity reinsurance arrangement with Hartford Life and Accident Insurance Company (“HLA”). Through this arrangement, both the Company and HLAI automatically ceded 100% of the GMWB’s incurred on variable annuity contracts issued between July 7, 2003 through September 2005 that were otherwise not reinsured. The Company and HLAI, in total, ceded approximately $120 of premiums to HLA during this period. During September 2005, the Company and HLAI recaptured this indemnity reinsurance arrangement from HLA. The Company and HLAI, combined, paid cash of $63, received hedging assets with a fair value of $182 and extinguishment of a reinsurance recoverable liability of $36, resulting in a capital contribution of $155.
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
In order to minimize the volatility associated with the unreinsured GMWB liabilities, the Company established an alternative risk management strategy. As part of the recapture, the Company received hedging instruments including, interest rate futures, S&P 500 Index and the National Association of Securities Dealers Automated Quotations (“NASDAQ”) Index put options, futures contracts and Europe, Australasia and Far East (“EAFE”) Index swaps to hedge GMWB exposure to international equity markets. The hedging program involves a detailed monitoring of policyholder behavior and capital markets conditions on a daily basis and rebalancing of the hedge position as needed. While the Company actively manages this hedge position, hedge ineffectiveness may result due to factors including, but not limited to, policyholder behavior, capital markets dislocation or discontinuity and divergence between the performance of the underlying funds and the hedging indices.
As part of the recapture, the Company also received forward starting Standard and Poor’s (“S&P”) 500 put options, as well as S&P index futures and interest rate swap contracts (“anticipated future sales hedges”) to economically hedge the equity volatility risk exposure associated with anticipated future sales of the GMWB rider. As of December 31, 2005, there were no open anticipated future sales hedges and the net after-tax gain related to this hedge strategy was less than $1 for the year ended December 31, 2005.
The net effect of the change in value of the embedded derivative net of the results of the hedging program was a $55 loss before deferred policy acquisition costs and tax effects for the year ended December 31, 2005. As of December 31, 2005, the notional and fair value related to the embedded derivatives, the hedging strategy and reinsurance was $45.5 billion and $166, respectively. As of December 31, 2004, GMWB was 100% reinsured to a related party, as a result there was no gain or loss recorded in 2003 or 2004.
In December 2004 and August 2005, the Company purchased one and two year S&P 500 Index put option contracts to economically hedge certain liabilities that could increase if the equity markets decline. As of December 31, 2005 and 2004, the notional value related to this strategy was $1.1 billion and $1.9 billion, respectively, while the fair value related to this strategy was $14 and $32, respectively. Because this strategy is intended to partially hedge certain equity-market sensitive liabilities calculated under statutory accounting (see Capital Resources and Liquidity), changes in the value of the put options may not be closely aligned to changes in liabilities determined in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”), causing volatility in GAAP net income. The Company anticipates employing similar strategies in the future, which could further increase volatility in GAAP net income.
Foreign Currency Exchange Risk
The Company’s currency exchange risk is related to non–U.S. dollar denominated investments, which primarily consist of fixed maturity investments, the investment in the Japanese Life operation, its GMDB and GMIB benefits associated with its Japanese variable annuities, a yen denominated individual fixed annuity product and the GMIB assumed from HLIKK. A significant portion of the Company’s foreign currency exposure is mitigated through the use of derivatives.

The risk associated with the non-U.S. dollar denominated fixed maturities relates to potential decreases in value and income resulting from unfavorable changes in foreign exchange rates. The fair value of the non-U.S. dollar denominated fixed maturities at December 31, 2005 and 2004, were approximately $1.9 billion and $2.4 billion, respectively. In order to manage its currency exposures, the Company enters into foreign currency swaps and forwards to hedge the variability in cash flow associated with certain foreign denominated fixed maturities. These foreign currency swap agreements are structured to match the foreign currency cash flows of the hedged foreign denominated securities. At December 31, 2005 and 2004, the derivatives used to hedge currency exchange risk related to non-U.S. dollar denominated fixed maturities had a total notional value of $1.9 billion and $1.6 billion, respectively, and total fair value of $(230) and $(494), respectively.
The yen based fixed annuity product is written by HLIKK and ceded to the Company. The underlying investment involves investing in U.S. securities markets, which offer favorable credit spreads. The yen denominated fixed annuity product (“yen fixed annuities”) assumed is recorded in the consolidated balance sheets with invested assets denominated in U.S. dollars while policyholder liabilities are denominated in yen and converted to U.S. dollars based upon the December 31, 2005 yen to U.S. dollar spot rate. The difference between U.S. dollar denominated investments and yen denominated liabilities exposes the Company to currency risk. The Company manages this currency risk associated with the yen fixed annuities with primarily pay variable U.S. dollar receive fixed yen, zero coupon currency swaps (“currency swaps”). As of December 31, 2005, the notional value and fair value of the currency swaps were $1.7 billion and $(179), respectively. Although economically an effective hedge, a divergence between the yen denominated fixed annuity product liability and the currency swaps exists primarily due to the difference in the basis of accounting between the liability and the derivative instruments (i.e. historical cost versus fair value). The yen denominated fixed annuity product liabilities are recorded on a historical cost basis and are only adjusted for changes in foreign spot rates and accrued income. The currency swaps are recorded at fair value incorporating changes in value due to changes in forward foreign exchange rates, interest rates and accrued income. An after-tax net loss of $23 and a net gain of $2 for the years ended December 31, 2005 and 2004, respectively, which includes the changes in value of the currency swaps and the yen fixed annuity contract remeasurement, was recorded in net realized capital gains and losses.
Based on the fair values of non-U.S. dollar denominated investments and derivative instruments (including its yen based individual fixed annuity product) as of December 31, 2005 and 2004, management estimates that a 10% unfavorable change in exchange rates would decrease the fair values by an after-tax total of $6 and $9, respectively. The estimated impact was based upon a 10% change in December 31 spot rates. The selection of the 10% unfavorable change was made only for hypothetical illustration of the potential impact of such an event and should not be construed as a prediction of future market events. Actual results could differ materially from those illustrated above due to the nature of the estimates and assumptions used in the above analysis.

CAPITAL RESOURCES AND LIQUIDITY
Capital resources and liquidity represent the overall strength of Hartford Life Insurance Company and its ability to generate strong cash flows from each of the business segments, borrow funds at competitive rates and raise new capital to meet operating and growth needs.
Contractual Obligations
The following table identifies the Company’s contractual obligations by payment due period.

Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Operating leases	$142	33	57	44	8

Policyholder obligations [1]	296,532	18,914	41,357	42,210	194,051

Other long-term liabilities	1,566	1,524	—	42	—

Total	$298,240	20,471	41,414	42,296	194,059

[1] Estimated life and annuity obligations include death claims, policy surrenders, policyholder dividends, and trail commissions offset by expected future deposits and premiums on in-force contracts. Estimated contractual policyholder obligations are based on mortality and lapse assumptions comparable with Company’s historical experience, modified for recent observed trends. The Company has also assumed market growth and interest crediting consistent with assumptions used in amortizing deferred acquisition costs. In contrast to this table, the majority of the Company’s obligations are recorded on the balance sheet at the current account value, as described in Critical Accounting Estimates, and do not incorporate an expectation of future market growth, interest crediting, or future deposits. Therefore, the estimated contractual policyholder obligations presented in this table significantly exceed the liabilities recorded in reserve for future policy benefits and unpaid claims and claim adjustment expenses, other policyholder funds and benefits payable and separate account liabilities. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results. As separate account obligations are legally insulated from general account obligations, the separate account obligations will be fully funded by cash flows from separate account assets. The Company expects to fully fund the general account obligations from cash flows from general account investments and future deposits and premiums.

Cash Flow	2005	2004	2003

Cash provided by operating activities	$1,288	$755	$1,221
Cash used for investing activities	(2,357)	(915)	(3,634)
Cash provided by financing activities	978	280	2,430
Cash — End of Year	124	216	96
2005 Compared to 2004 —The increase in cash provided by operating activities was primarily the result of the timing of funds received for policyholder accounts, and timing of the settlement of receivables and payables. The cash used for investing activities as compared to the prior year period was higher primarily due to higher purchases of investments, partially offset by higher sales of investments. The increase in net cash provided by financing activities was primarily due to an increase in net receipts from policyholders accounts and a capital contribution of $129 that occurred in 2005 relating to the recapture of an indemnity reinsurance arrangement from HLA. For further discussion of this transaction, see Note 15. Operating cash flows in both periods have been more than adequate to meet liquidity requirements.
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
Dividends
The Company declared $510, $549 and $175 in dividends to HLA for 2005, 2004 and 2003, respectively. Future dividend decisions will be based on, and affected by, a number of factors, including the operating results and financial requirements of the Company on a stand-alone basis and the impact of regulatory restrictions.

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
The following table summarizes Hartford Life Insurance Company’s significant member companies’ financial ratings from the major independent rating organizations as of February 22, 2006:

Standard &
	A.M. Best	Fitch	Poor’s	Moody’s

Insurance Ratings
Hartford Life Insurance Company	A+	AA	AA-	Aa3
Hartford Life and Annuity Insurance Company	A+	AA	AA-	Aa3

Other Ratings
Hartford Life Insurance Company:
Short Term Rating	—	—	A-1+	P	-1

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
Risk-Based Capital
The National Association of Insurance Commissioners (“NAIC”) has regulations establishing minimum capitalization requirements based on risk-based capital (“RBC”) formulas for both life and property and casualty companies. The requirements consist of formulas, which identify companies that are undercapitalized and require specific regulatory actions. The RBC formula for life companies establishes capital requirements relating to insurance, business, asset and interest rate risks. As of December 31, 2005, Hartford Life Insurance Company had more than sufficient capital to meet the NAIC’s minimum RBC requirements.
NAIC Developments
Changes to the NAIC RBC Requirements for Variable Annuities with Guarantees — C-3 Phase II Capital
On October 14, 2005 the Executive Committee of the NAIC formally adopted the provisions of the C-3 Phase II Capital project with an effective date of December 31, 2005 for NAIC RBC purposes.
The C-3 Phase II Capital project addresses the equity, interest rate and expense recovery risks associated with variable annuities and group annuities that contain death benefits or certain living benefit guarantees including GMWBs. The capital requirements under C-3 Phase II are principle-based, which represents a change from the current factor-based approach. Under the new methodology, capital requirements are determined at a point in time using stochastic scenario testing and give credit for risk management strategies employed such as hedging and reinsurance. The company expects the capital requirements to fluctuate primarily with changes in market levels and returns.
At December 31, 2005 the implementation of C-3 Phase II Capital requirements had a positive impact on the Hartford’s life insurance companies’ NAIC RBC ratio.
Contingencies
Legal Proceedings — For a discussion regarding contingencies related to the Company’s legal proceedings, please see Item 3, “Legal Proceedings”.
Dependence on Certain Third Party Relationships – The Company distributes its annuity and life insurance products through a variety of distribution channels, including broker-dealers, banks, wholesalers, its own internal sales force and other third party organizations. The Company periodically negotiates provisions and renewals of these relationships and there can be no assurance that such terms will remain acceptable to the Company or such third parties. An interruption in the Company’s continuing relationship with certain of these third parties could materially affect the Company’s ability to market its products.

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
Legislation introduced in Congress would provide for new retirement and savings vehicles designed to simplify retirement plan administration and expand individual participation in retirement savings plans. If enacted, these proposals could have a material effect on sales of the Company’s life insurance and investment products. Prospects for enactment of this legislation in 2006 are uncertain.
In addition, other tax proposals and regulatory initiatives which have been or are being considered by Congress could have a material effect on the insurance business. These proposals and initiatives include changes pertaining to the tax treatment of insurance companies and life insurance products and annuities, repeal or reform of the estate tax and comprehensive federal tax reform. The nature and timing of any Congressional action with respect to these efforts is unclear.
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
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Index to Consolidated Financial Statements and Schedules elsewhere herein.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of December 31, 2005.
Changes in internal control over financial reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. OTHER INFORMATION
None.

PART III
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table presents fees for professional services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”) for the audit of the Company’s annual financial statements, audit-related services, tax services and all other services for the years ended December 31, 2005 and 2004.

	Year Ended	Year Ended
	December 31, 2005	December 31, 2004
(1) Audit fees	$4,813,471	$4,319,008
(2) Audit-related fees(a)	36,730	91,569
(3) Tax fees(b)	11,000	9,832
(4) All other fees	—	—

(a)	Fees for the year ended December 31, 2005 principally consisted of internal control reviews. Fees for the year ended December 31, 2004 principally consisted of due diligence assistance and services relating to acquisitions and divestitures and internal control reviews.

(b)	Principally consisted of domestic tax compliance services and tax examination assistance.
The Hartford’s Audit Committee (the “Committee”) concluded that the provision of the non-audit services provided to The Hartford by the Deloitte Entities during 2005 and 2004 was compatible with maintaining the Deloitte Entities’ independence.
The Committee has established policies requiring its pre-approval of audit and non-audit services provided by the independent registered public accounting firm. The policies require that the Committee pre-approve specifically described audit, audit-related and tax services, annually. For the annual pre-approval, the Committee approves categories of audit services, audit-related services and tax services, and related fee budgets. For all pre-approvals, the Committee considers whether such services are consistent with the rules of the Securities and Exchange Commission and the Public Company Accounting Oversight Board on auditor independence. The independent registered public accounting firm and management report to the Committee on a timely basis regarding the services rendered by and actual fees paid to the independent registered public accounting firm to ensure that such services are within the limits approved by the Committee. The Committee’s policies require specific pre-approval of all internal control-related services and all other permitted services on an individual project basis. As provided by the Committee’s policies, the Committee has delegated to its Chairman the authority to address any requests for pre-approval of services between Committee meetings, up to a maximum of $100,000. The Chairman must report any pre-approvals to the full Committee at its next scheduled meeting.
PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
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
Hartford, Connecticut
We have audited the accompanying consolidated balance sheets of Hartford Life Insurance Company and its subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the consolidated financial statement schedules listed in the Index at S-1 to S-3. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hartford Life Insurance Company and its subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 2 of the consolidated financial statements, the Company changed its method of accounting and reporting for certain nontraditional long-duration contracts and for separate accounts in 2004.
DELOITTE & TOUCHE LLP
Hartford, Connecticut
February 22, 2006

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Statements of Income

	For the years ended December 31,
(In millions)	2005	2004	2003

Revenues
Fee income and other	$2,811	$2,592	$2,297
Earned premiums	449	484	806
Net investment income	2,569	2,470	1,764
Net realized capital gains (losses)	75	140	(13)

Total revenues	5,904	5,686	4,854

Benefits, claims and expenses
Benefits, claims and claim adjustment expenses	3,008	3,111	2,726
Insurance expenses and other	798	709	625
Amortization of deferred policy acquisition costs and present value of future profits	945	825	646
Dividends to policyholders	37	29	63

Total benefits, claims and expenses	4,788	4,674	4,060

Income before income tax expense and cumulative effect of accounting changes	1,116	1,012	794
Income tax expense	207	29	168

Income before cumulative effect of accounting changes	909	983	626
Cumulative effect of accounting changes, net of tax	—	(18)	—

Net income	$909	$965	$626

See Notes to Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets

	As of December 31,
(In millions, except for share data)	2005	2004

Assets
Investments
Fixed maturities, available for sale, at fair value (amortized cost of $42,256 and $40,479)	$43,242	$42,691
Equity securities, available for sale, at fair value (cost of $303 and $171)	310	179
Equity securities, held for trading, at fair value	1	1
Policy loans, at outstanding balance	1,971	2,617
Mortgage loans on real estate	1,355	794
Other investments	579	289

Total investments	47,458	46,571
Cash	124	216
Premiums receivable and agents’ balances	23	20
Reinsurance recoverables	1,114	1,460
Deferred policy acquisition costs and present value of future profits	7,101	6,453
Deferred income taxes	(516)	(638)
Goodwill	186	186
Other assets	1,611	1,562
Separate account assets	150,523	139,812

Total assets	$207,624	$195,642

Liabilities
Reserve for future policy benefits	$7,406	$7,244
Other policyholder funds	38,399	37,493
Other liabilities	3,959	3,844
Separate account liabilities	150,523	139,812

Total liabilities	200,287	188,393

Commitments and contingent liabilities, Note 11	—	—

Stockholder’s Equity
Common stock — 1,000 shares authorized, issued and outstanding, par value $5,690	6	6
Capital surplus	2,405	2,240
Accumulated other comprehensive income
Net unrealized capital gains on securities, net of tax	464	940
Foreign currency translation adjustments	(1)	(1)

Total accumulated other comprehensive income	463	939

Retained earnings	4,463	4,064

Total stockholder’s equity	7,337	7,249

Total liabilities and stockholder’s equity	$207,624	$195,642

See Notes To Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Statements Of Changes In Stockholder’s Equity

			Accumulated Other
			Comprehensive Income (Loss)
			Net Unrealized	Net (Loss)
			Capital	Gain On Cash	Foreign
			Gains (Losses)	Flow Hedging	Currency		Total
	Common	Capital	On Securities,	Instruments,	Translation	Retained	Stockholder’s
(In millions)	Stock	Surplus	Net of Tax	Net of Tax	Adjustments	Earnings	Equity

2005

Balance, December 31, 2004	$6	$2,240	$1,124	$(184)	$(1)	$4,064	$7,249
Comprehensive income
Net income						909	909

Other comprehensive income, net of tax (1)
Net change in unrealized capital gains (losses) on securities (2)			(547)				(547)
Net loss on cash flow hedging instruments				71			71

Total other comprehensive income							(476)

Total comprehensive income							433

Capital contribution from parent		165					165
Dividends declared						(510)	(510)

Balance, December 31, 2005	$6	$2,405	$577	$(113)	$(1)	$4,463	$7,337

2004

Balance, December 31, 2003	$6	$2,240	$728	$(17)	$(1)	$3,648	$6,604
Comprehensive income
Net income						965	965

Other comprehensive income, net of tax (1)
Cumulative effect of accounting change			292				292
Net change in unrealized capital gains (losses) on securities (2)			104				104
Net loss on cash flow hedging instruments				(167)			(167)

Total other comprehensive income							229

Total comprehensive income							1,194

Dividends declared						(549)	(549)

Balance, December 31, 2004	$6	$2,240	$1,124	$(184)	$(1)	$4,064	$7,249

2003

Balance, December 31, 2002	$6	$2,041	$463	$111	$(1)	$3,197	$5,817
Comprehensive income
Net income						626	626

Other comprehensive income, net of tax (1)
Net change in unrealized capital gains (losses) on securities (2)			265				265
Net loss on cash flow hedging instruments				(128)			(128)

Total other comprehensive income							137

Total comprehensive income							763

Capital contribution from parent		199					199
Dividends declared						(175)	(175)

Balance, December 31, 2003	$6	$2,240	$728	$(17)	$(1)	$3,648	$6,604

(1)	Net change in unrealized capital gain on securities is reflected net of tax provision (benefit) and other items of $(295), $56, and $143 for the years ended December 31, 2005, 2004 and 2003, respectively. Net (loss) gain on cash flow hedging instruments is net of tax provision (benefit) of $38, $(90) and $(69) for the years ended December 31, 2005, 2004 and 2003, respectively. There is no tax effect on cumulative translation adjustments.

(2)	There were reclassification adjustments for after-tax gains (losses) realized in net income of $26, and $78 for the years ended December 31, 2005, and 2004, respectively. There were no reclassification adjustments for after-tax gains (losses) realized in net income for the year ended December 31, 2003.
See Notes to Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the years ended December 31,
(In millions)	2005	2004	2003

Operating Activities
Net income	$909	$965	$626
Adjustments to reconcile net income to net cash provided by operating activities
Net realized capital (gains) losses	(75)	(140)	13
Cumulative effect of accounting changes, net of tax	—	18	—
Amortization of deferred policy acquisition costs and present value of future profits	945	825	646
Additions to deferred policy acquisition costs and present value of future profits	(1,226)	(1,375)	(1,319)
Depreciation and amortization	200	43	117
Increase in premiums receivable and agents’ balances	(3)	(3)	(2)
(Decrease) increase in other liabilities	339	(7)	299
Change in receivables, payables, and accruals	46	(205)	227
Increase (decrease) in accrued tax	(98)	34	(67)
(Increase) decrease in deferred income tax	134	(55)	65
Amortization of sales inducements	39	30	68
Additions to deferred sales inducements	(85)	(141)	(136)
Increase in future policy benefits	129	726	794
Decrease (increase) in reinsurance recoverables	177	(15)	(1)
Decrease (increase) in other assets	(143)	55	(109)

Net cash provided by operating activities	1,288	755	1,221

Investing Activities
Purchases of investments	(21,654)	(17,192)	(13,628)
Sales of investments	16,899	13,306	6,676
Maturity and principal paydowns of fixed maturity investments	2,398	2,971	3,233
Other		—	85

Net cash used for investing activities	(2,357)	(915)	(3,634)

Financing Activities
Capital contributions	129	—	199
Dividends paid	(498)	(549)	(175)
Net receipts from investment and universal life-type contracts	1,347	829	2,406

Net cash provided by financing activities	978	280	2,430

Net (decrease) increase in cash	(91)	120	17
Impact of foreign exchange	(1)	—	—

Cash — beginning of year	216	96	79

Cash — end of year	$124	$216	$96

Supplemental Disclosure of Cash Flow Information:
Net Cash Paid During the Year for:
Income taxes	$149	$42	$35
Supplemental schedule of noncash operating and financing activities:
The Company recaptured an indemnity reinsurance arrangement with Hartford Life and Accident Insurance Company. In conjunction with this transaction, the Company recorded a noncash capital contribution of $36 and a related extinguishment of the reinsurance recoverable liability.
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
Along with its parent, HLA, the Company is a leading financial services and insurance group which provides (a) investment products, such as individual variable annuities and fixed market value adjusted annuities and retirement plan services for savings and retirement needs; (b) individual life insurance for income protection and estate planning; (c) group benefits products such as group life and group disability insurance that is directly written by the Company and is substantially ceded to its parent, HLA, (d) corporate owned life insurance and (e) assumes fixed annuity products and guaranteed minimum income benefits (“GMIB”) from Hartford Life’s international operations.
Note 2. Basis of Presentation and Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States, which differ materially from the accounting prescribed by various insurance regulatory authorities. All material intercompany transactions and balances between the Company and its subsidiaries and affiliates have been eliminated.
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
Adoption of New Accounting Standards
In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF Issue No. 03-1”). EITF Issue No. 03-1 provided a model for determining when unrealized holding losses on debt and equity securities should be deemed other-than-temporary impairments and the impairments recognized as realized losses. In addition, EITF Issue No. 03-1 provided clarified guidance on the subsequent accounting for debt securities that are other-than-temporarily impaired and established certain disclosure requirements regarding investments in an unrealized loss position. The disclosure requirements were retroactively effective for the year ended December 31, 2003 and are included in Note 4 of Notes to Consolidated Financial Statements. The Financial Accounting Standards Board (“FASB”) subsequently voted to delay the implementation of the other provisions of EITF Issue No. 03-1 in order to redeliberate certain aspects.
In November 2005, the FASB released FASB Staff Position Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which effectively replaces EITF Issue No. 03-1. FSP 115-1 contains a three-step model for evaluating impairments and carries forward the disclosure requirements in EITF Issue No. 03-1 pertaining to securities in an unrealized loss position. Under the model, any security in an unrealized loss position is considered impaired; an evaluation is made to determine whether the impairment is other-than-temporary; and, if an impairment is considered other-than temporary a realized loss is recognized to write the security’s cost or amortized cost basis down to fair value. FSP 115-1 references existing other-than-temporary impairment guidance for determining when an impairment is other-than-temporary and clarifies that subsequent to the recognition of an other-than-temporary impairment loss for debt securities, an investor shall account for the security using the constant effective yield method. FSP 115-1 is effective for reporting periods beginning after December 15, 2005, with earlier application permitted. The Company adopted FSP 115-1 upon issuance. The adoption did not have a material effect on the Company’s consolidated financial condition or results of operations.
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

In May 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Generally, SFAS 150 requires liability classification for two broad classes of financial instruments: (a) instruments that represent, or are indexed to, an obligation to buy back the issuer’s shares regardless of whether the instrument is settled on a net-cash or gross-physical basis and (b) obligations that (i) can be settled in shares but derive their value predominately from another underlying instrument or index (e.g. security prices, interest rates, and currency rates), (ii) have a fixed value, or (iii) have a value inversely related to the issuer’s shares. Mandatorily redeemable equity and written options requiring the issuer to buyback shares are examples of financial instruments that should be reported as liabilities under this new guidance. SFAS 150 specifies accounting only for certain freestanding financial instruments and does not affect whether an embedded derivative must be bifurcated and accounted for separately. SFAS 150 was effective for instruments entered into or modified after May 31, 2003 and for all other instruments beginning with the first interim reporting period beginning after June 15, 2003. Adoption of this statement did not have a material impact on the Company’s consolidated financial condition or results of operations.
In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”), which required an enterprise to assess whether consolidation of an entity is appropriate based upon its interests in a variable interest entity (“VIE”). A VIE is an entity in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The initial determination of whether an entity is a VIE shall be made on the date at which an enterprise becomes involved with the entity. An enterprise shall consolidate a VIE if it has a variable interest that will absorb a majority of the VIEs expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur or both. FIN 46 was effective immediately for new VIEs established or purchased subsequent to January 31, 2003. For VIEs established or purchased subsequent to January 31, 2003, the adoption of FIN 46 did not have a material impact on the Company’s consolidated financial condition or results of operations as there were no material VIEs which required consolidation.
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
Future Adoption of New Accounting Standards
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). This statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and resolves issues addressed in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interest in Securitized Financial Assets”. This Statement: (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, (e) eliminates restrictions on a qualifying special-purpose entity’s ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. The standard also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income statement impact of the changes in fair value of those instruments. The Company is required to apply SFAS 155 to all financial instruments acquired, issued or subject to a remeasurement event beginning January 1, 2007 although early adoption is permitted as of the beginning of an entity’s fiscal year. The provisions of SFAS 155 are not expected to have an impact recorded at adoption; however, the standard could affect the future income recognition for securitized financial assets because there may be more embedded derivatives identified with changes in fair value recognized in net income.
In September 2005, the AICPA issued Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs (“DAC”) in Connection with Modifications or Exchanges of Insurance Contracts”, (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts. An internal replacement is a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Modifications that result in a replacement contract that is substantially changed from the replaced contract should be accounted for as an extinguishment of the replaced contract. Unamortized DAC, unearned revenue liabilities and deferred sales inducements from the replaced contract must be written-off. Modifications that result in a contract that is substantially unchanged from the replaced contract should be accounted for as a continuation of the replaced contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. Initial application of SOP 05-1 should be as of the beginning of the entity’s fiscal year. The Company is expected to adopt SOP 05-1 effective January 1, 2007. Adoption of this statement is expected to have an impact on the Company’s consolidated financial statements; however, the impact has not yet been determined.
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires all companies to recognize compensation costs for share-based payments to employees based on the grant-date fair value of the award for financial statements for reporting periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission deferred the required effective date for adoption to annual periods beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. The transition methods include prospective and retrospective adoption options. The prospective method requires that compensation expense be recorded for all unvested stock-based awards including those granted prior to adoption of the fair value recognition provisions of SFAS 123, at the beginning of the first quarter of adoption of SFAS 123R; while the retrospective methods would record compensation expense for all unvested stock-based awards beginning with the first period restated. The Company will adopt SFAS 123R in the first quarter of fiscal 2006 using the prospective method. In January 2003, the Company began expensing all stock-based compensation awards granted or modified after January 1, 2003 under the fair value recognition provisions of SFAS 123 and; therefore, the adoption is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.
Stock-Based Compensation
The Hartford has an incentive stock plan (the “2005 Stock Plan”) which permits the Hartford to grant non-qualified or incentive stock options qualifying under Section 422A of the Internal Revenue Code, stock appreciation rights, performance shares, restricted stock, or restricted stock units, or any combination of the foregoing. In January 2003, the Hartford began expensing all stock-based compensation awards granted or modified after January 1, 2003 under the fair value recognition provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123 “Accounting for Stock-Based Compensation”. The fair value of stock-based awards granted by the Hartford during the years ended December 31, 2005, 2004 and 2003 were $42, $40 and $35, respectively, after-tax. The fair value of these awards will be recognized as expense over the awards’ vesting periods, generally three years.
Prior to January 1, 2004, the Company used the Black-Scholes model to determine the fair value of the Hartford’s stock-based compensation. For all awards granted or modified on or after January 1, 2004, the Hartford uses a hybrid lattice/Monte-Carlo based option valuation model (the “valuation model”) that incorporates the possibility of early exercise of options into the valuation. The valuation model also incorporates the Hartford’s historical forfeiture and exercise experience to determine the option value. For these reasons, the Hartford believes the valuation model provides a fair value that is more representative of actual experience than the value calculated under the Black-Scholes model.
All stock-based awards granted or modified prior to January 1, 2003 continue to be valued using the intrinsic value-based provisions set forth in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. Under the intrinsic value method, compensation expense is determined on the measurement date, which is the first date on which both the number of shares the employee is entitled to receive and the exercise price are known. Compensation expense, if any, is measured based on the award’s intrinsic value, which is the excess of the market price of the stock over the exercise price on the measurement date, and is recognized over the award’s vesting period. The expense, including non-option plans, related to stock-based employee compensation included in the determination of net income for the years ended December 31, 2005, 2004 and 2003 is less than that which would have been recognized if the fair value method had been applied to all awards since the effective date of SFAS No. 123. For further discussion of the Hartford’s stock-based compensation plans, see Note 17.

Investments
The Company’s investments in fixed maturities, which include bonds, redeemable preferred stock and commercial paper; and certain equity securities, which include common and non-redeemable preferred stocks, are classified as “available-for-sale” and accordingly, are carried at fair value with the after-tax difference from cost or amortized cost, as adjusted for the effect of deducting the life and pension policyholders’ share of the immediate participation guaranteed contracts and certain life and annuity deferred policy acquisition costs and reserve adjustments, reflected in stockholders’ equity as a component of accumulated other comprehensive income (“AOCI”). Policy loans are carried at outstanding balance, which approximates fair value. Mortgage loans on real estate are recorded at the outstanding principal balance adjusted for amortization of premiums or discounts and net of valuation allowances, if any. Other investments primarily consist of limited partnership interests and derivatives. Limited partnerships are accounted for under the equity method and accordingly the Company’s share of partnership earnings are included in net investment income. Derivatives are carried at fair value.
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
Prices from independent pricing services are often unavailable for securities that are rarely traded or are traded only in privately negotiated transactions. As a result, certain of the Company’s asset-backed (“ABS”) and commercial mortgage-backed securities (“CMBS”) are priced via broker quotations. A pricing matrix is used to price securities for which the Company is unable to obtain either a price from an independent third party service or an independent broker quotation. The pricing matrix begins with current treasury rates and uses credit spreads and issuer-specific yield adjustments received from an independent third party source to determine the market price for the security. The credit spreads, as assigned by a nationally recognized rating agency, incorporate the issuer’s credit rating and a risk premium, if warranted, due to the issuer’s industry and the security’s time to maturity. The issuer-specific yield adjustments, which can be positive or negative, are updated twice annually, as of June 30 and December 31, by an independent third party source and are intended to adjust security prices for issuer-specific factors. The matrix-priced securities at December 31, 2005 and 2004, primarily consisted of non-144A private placements and have an average duration of 4.8 and 4.7 years, respectively.
The following table identifies the fair value of fixed maturity securities by pricing source as of December 31, 2005 and 2004.

	2005		2004
		Percentage		Percentage
		of Total		of Total
	Fair Value	Fair Value	Fair Value	Fair Value

Priced via independent market quotations	$36,055	83.4%	$34,555	80.9%
Priced via broker quotations	2,271	5.2%	3,082	7.2%
Priced via matrices	3,667	8.5%	3,508	8.2%
Priced via other methods	202	0.5%	61	0.2%
Short-term investments [1]	1,047	2.4%	1,485	3.5%

Total	$43,242	100.0%	$42,691	100.0%

[1]	Short-term investments are primarily valued at amortized cost, which approximates fair value.
The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between knowledgeable, unrelated willing parties. As such, the estimated fair value of a financial instrument may differ significantly from the amount that could be realized if the security was sold immediately.
Other-Than-Temporary Impairments on Available-for-Sale Securities
One of the significant estimates inherent in the valuation of investments is the evaluation of investments for other-than-temporary impairments. The evaluation of impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. The Company’s accounting policy requires that a decline in the value of a security below its cost or amortized cost basis be assessed to determine if the decline is other-than-temporary. If the security is deemed to be other-than-temporarily impaired, a charge is recorded in net realized capital losses equal to the difference between the fair value and cost or amortized cost basis of the security. In addition, for securities expected to be sold, an other-than-temporary impairment charge is recognized if the Company does not expect the fair value of a security to recover to cost or amortized cost prior to the expected date of sale. The fair value of the other-than-temporarily impaired investment becomes its new cost basis. The Company has a security monitoring process overseen by a committee of investment and accounting professionals (“the committee”) that identifies securities that, due to certain characteristics, as described below, are subjected to an enhanced analysis on a quarterly basis.
Securities not subject to EITF Issue No. 99-20 (“non-EITF Issue No. 99-20 securities”) that are in an unrealized loss position, are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. The primary factors considered in evaluating whether a decline in value for non-EITF Issue No. 99-20 securities is other-than-temporary include: (a) the length of time and the extent to which the fair value has been less than cost or amortized cost, (b) the financial condition, credit rating and near-term prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments and (d) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery. Non-EITF Issue No. 99-20 securities depressed by twenty percent or more for six months are presumed to be other-than-temporarily impaired unless significant objective verifiable evidence supports that the security price is temporarily depressed and is expected to recover within a reasonable period of time. The evaluation of non-EITF Issue No. 99-20 securities depressed more than ten percent is documented and discussed quarterly by the committee.
For certain securitized financial assets with contractual cash flows including ABS, EITF Issue No. 99-20 requires the Company to periodically update its best estimate of cash flows over the life of the security. If the fair value of a securitized financial asset is less than its cost or amortized cost and there has been a decrease in the present value of the estimated cash flows since the last revised estimate, considering both timing and amount, an other-than-temporary impairment charge is recognized. Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third party sources along with certain internal assumptions and judgments regarding the future performance of the underlying collateral. As a result, actual results may differ from current estimates. In addition, projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral.
Mortgage Loan Impairments
Mortgage loans on real estate are considered to be impaired when management estimates that, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. For mortgage loans that are determined to be impaired, a valuation allowance is established for the difference between the carrying amount and the Company’s share of either (a) the present value of the expected future cash flows discounted at the loan’s original effective interest rate, (b) the loan’s observable market price or (c) the fair value of the collateral. Changes in valuation allowances are recorded in net realized capital gains and losses.
Net Realized Capital Gains and Losses
Net realized capital gains and losses from investment sales, after deducting the life and pension policyholders’ share for certain products, are reported as a component of revenues and are determined on a specific identification basis. Net realized capital gains and losses also result from fair value changes in derivatives contracts (both free-standing and embedded) that do not qualify, or are not designated, as a hedge for accounting purposes, and the change in value of derivatives in certain fair-value hedge relationships. Impairments are recognized as net realized capital losses when investment losses in value are deemed other-than-temporary. Foreign currency transaction remeasurements are also recognized within net realized capital gains and losses. Net realized capital gains and losses on security transactions associated with the Company’s immediate participation guaranteed contracts are recorded and offset by amounts owed to policyholders and were less than $1 for the years ended December 31, 2005 and 2004 and were $1 for the year ended December 31, 2003. Under the terms of the contracts, the net realized capital gains and losses will be credited to policyholders in future years as they are entitled to receive them.
Net Investment Income
Interest income from fixed maturities and mortgage loans on real estate is recognized when earned on the constant effective yield method based on estimated principal repayments, if applicable. For fixed maturities subject to prepayment risk, yields are recalculated and adjusted periodically to reflect historical and/or estimated future principal repayments. These adjustments are accounted for using the retrospective method for highly-rated fixed maturities, and the prospective method for non-highly rated securitized financial assets. Prepayment fees on fixed maturities and mortgage loans are recorded in net investment income when earned. For partnership investments, the equity method of accounting is used to recognize the Company’s share of partnership earnings. For investments that have had an other-than-temporary impairment loss, income is earned on the constant effective yield method based upon the new cost basis and the amount and timing of future estimated cash flows.

Derivative Instruments
Overview
The Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards, futures and options through one of four Company-approved objectives: to hedge risk arising from interest rate, equity market, price or currency exchange rate volatility; to manage liquidity; to control transaction costs; or to enter into replication transactions. For a further discussion of derivative instruments, see the Derivative Instruments section of Note 4.
The Company’s derivative transactions are used in strategies permitted under the derivatives use plans filed and/or approved, as applicable, by the State of Connecticut and the State of New York insurance departments. The Company does not make a market or trade in these instruments for the express purpose of earning short-term trading profits.
Accounting and Financial Statement Presentation of Derivative Instruments and Hedging Activities
Derivatives are recognized on the balance sheet at fair value. Other than the guaranteed minimum withdrawal benefit (“GMWB”) rider, which is discussed below, and the associated reinsurance contracts as well as the reinsurance contracts associated with the GMIB product, which is discussed in Note 15, approximately 84% and 76% of derivatives, based upon notional values, were priced via valuation models, while the remaining 16% and 24% of derivatives were priced via broker quotations, as of December 31, 2005 and 2004, respectively. The derivative contracts are reported as assets or liabilities in other investments and other liabilities, respectively, in the consolidated balance sheets, excluding embedded derivatives and GMWB and GMIB reinsurance contracts. Embedded derivatives are recorded in the consolidated balance sheets with the associated host instrument. GMWB and GMIB reinsurance assumed contract amounts are recorded in other policyholder funds in the consolidated balance sheets. GMWB reinsurance ceded amounts are recorded in reinsurance recoverables in the consolidated balance sheets.
On the date the derivative contract is entered into, the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability (“fair-value” hedge), (2) a hedge of the variability in cash flows of a forecasted transaction or of amounts to be received or paid related to a recognized asset or liability (“cash-flow” hedge), (3) a foreign-currency fair value or cash-flow hedge (“foreign-currency” hedge), (4) a hedge of a net investment in a foreign operation or (5) held for other investment and risk management purposes, which primarily involve managing asset or liability related risks which do not qualify for hedge accounting.
Fair-Value Hedges
Changes in the fair value of a derivative that is designated and qualifies as a fair-value hedge, along with the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings with any differences between the net change in fair value of the derivative and the hedged item representing the hedge ineffectiveness. Periodic derivative net coupon settlements are recorded in net investment income with the exception of hedges of Company issued debt which are recorded in interest expense.
Cash-Flow Hedges
Changes in the fair value of a derivative that is designated and qualifies as a cash-flow hedge are recorded in AOCI and are reclassified into earnings when the variability of the cash flow of the hedged item impacts earnings. Gains and losses on derivative contracts that are reclassified from AOCI to current period earnings are included in the line item in the consolidated statements of income in which the cash flows of the hedged item are recorded. Any hedge ineffectiveness is recorded immediately in current period earnings as net realized capital gains and losses. Periodic derivative net coupon settlements are recorded in net investment income.
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

Other Investment and Risk Management Activities
The Company’s other investment and risk management activities primarily relate to strategies used to reduce economic risk, enhance income, or replicate permitted fixed income investments, and do not receive hedge accounting treatment. Changes in the fair value, including periodic net coupon settlements, of derivative instruments held for other investment and risk management purposes are reported in current period earnings as net realized capital gains and losses.
Hedge Documentation and Effectiveness Testing
To qualify for hedge accounting treatment, a derivative must be highly effective in mitigating the designated changes in value or cash flow of the hedged item. At hedge inception, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction. The documentation process includes linking derivatives that are designated as fair-value, cash-flow, foreign-currency or net investment hedges to specific assets or liabilities on the balance sheet or to specific forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. In addition, certain hedging relationships are considered highly effective if the changes in the fair value or discounted cash flows of the hedging instrument are within a ratio of 80-125% of the inverse changes in the fair value or discounted cash flows of the hedged item. Hedge ineffectiveness is measured using qualitative and quantitative methods. Qualitative methods may include comparison of critical terms of the derivative to the hedged item. Depending on the hedging strategy, quantitative methods may include the “Change in Variable Cash Flows Method,” the “Change in Fair Value Method”, the “Hypothetical Derivative Method” and the “Dollar Offset Method”.
Discontinuance of Hedge Accounting
The Company discontinues hedge accounting prospectively when (1) it is determined that the derivative is no longer highly effective in offsetting changes in the fair value or cash flows of a hedged item; (2) the derivative is dedesignated as a hedging instrument; or (3) the derivative expires or is sold, terminated or exercised.
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
In other situations in which hedge accounting is discontinued on a cash-flow hedge, including those where the derivative is sold, terminated or exercised, amounts previously deferred in AOCI are reclassified into earnings when earnings are impacted by the variability of the cash flow of the hedged item.
Embedded Derivatives
The Company purchases and issues financial instruments and products that contain embedded derivative instruments. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host for measurement purposes. The embedded derivative, which is reported with the host instrument in the consolidated balance sheets, is carried at fair value with changes in fair value reported in net realized capital gains and losses.
Credit Risk
The Company’s derivatives counterparty exposure policy establishes market-based credit limits, favors long-term financial stability and creditworthiness, and typically requires credit enhancement/credit risk reducing agreements. By using derivative instruments, the Company is exposed to credit risk, which is measured as the amount owed to the Company based on current market conditions and potential payment obligations between the Company and its counterparties. When the fair value of a derivative contract is positive, this indicates that the counterparty owes the Company and, therefore, exposes the Company to credit risk. Credit exposures are generally quantified daily, netted by counterparty for each legal entity of the Company, and then collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of derivatives exceeds exposure policy thresholds. The Company also minimizes the credit risk in derivative instruments by entering into transactions with high quality counterparties that are monitored by the Company’s internal compliance unit and reviewed frequently by senior management. In addition, the compliance unit monitors counterparty credit exposure on a monthly basis to ensure compliance with Company policies and statutory limitations. The Company also maintains a policy of requiring that all derivative contracts, with the exception of exchange-traded contracts and currency forward purchase or sale contracts, be governed by an International Swaps and Dealers Association Master Agreement which is structured by legal entity and by counterparty and permits the right of offset. In addition, the Company periodically enters into swap agreements in which the Company assumes credit exposure from a single entity, referenced index or asset pool.
Product Derivatives and Risk Management
Valuation of Guaranteed Minimum Withdrawal Benefit and Guaranteed Minimum Income Benefit Reinsurance Derivatives
The Company offers certain variable annuity products with a guaranteed minimum withdrawal benefit (“GMWB”) rider. The GMWB provides the policyholder with a guaranteed remaining balance (“GRB”) if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. However, annual withdrawals that exceed a specific percentage of the premiums paid may reduce the GRB by an amount greater than the withdrawals and may also impact the guaranteed annual withdrawal amount that subsequently applies after the excess annual withdrawals occur. For certain of the withdrawal benefit features, the policyholder also has the option, after a specified time period, to reset the GRB to the then-current account value, if greater. In addition, the Company has recently added a feature, available to new contract holders, that allows the policyholder the option to receive the guaranteed annual withdrawal amount for as long as they are alive. In this new feature, in all cases the contract holder or their beneficiary will receive the GRB and the GRB is reset on an annual basis to the maximum anniversary account value subject to a cap.
Effective August 31, 2005, Hartford Life and Annuity Insurance Company entered into a reinsurance agreement with Hartford Life Insurance K.K., a related party and subsidiary of Hartford Life, Inc. Through the reinsurance agreement, Hartford Life, K.K. agreed to cede and Hartford Life and Annuity Insurance Company agreed to reinsure 100% of the risks associated with the in-force and prospective GMIB riders issued by Hartford Life, K.K. on its variable annuity business. In connection with accepting the GMIB risk for the in-force riders, Hartford Life and Annuity Insurance Company received fees collected since inception by Hartford Life, K.K. related to the in-force riders of $25. Prospectively, Hartford Life and Annuity Insurance Company will receive the rider fee (currently, approximately 26 basis points) collected by Hartford Life, K.K. and payable monthly in arrears. Depending on the underlying contract form, benefits are paid from Hartford Life and Annuity Insurance Company to Hartford Life, K.K. either on the guaranteed annuity commencement date, when the contract holder’s account value is less than the present value of minimum guaranteed annuity payments, or alternatively, during the annuitization phase, when the contract holder’s account value is reduced to zero or upon death of the contract holder.
The GMWB represents an embedded derivative in the variable annuity contract that is required to be reported separately from the host variable annuity contract. The GMIB reinsurance represents a free standing derivative. Both are carried at fair value and reported in other policyholder funds. The fair value of the GMWB and GMIB obligations is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. Because of the dynamic and complex nature of these cash flows, stochastic techniques under a variety of market return scenarios and other best estimate assumptions are used. Estimating these cash flows involves numerous estimates and subjective judgments including those regarding expected market rates of return, market volatility, correlations of market returns and discount rates. At each valuation date, the Company assumes expected returns based on risk-free rates as represented by the current LIBOR forward curve rates; market volatility assumptions for each underlying index based on a blend of observed market “implied volatility” data and annualized standard deviations of monthly returns using the most recent 20 years of observed market performance; correlations of market returns across underlying indices based on actual observed market returns and relationships over the ten years preceding the valuation date; and current risk-free spot rates as represented by the current LIBOR spot curve to determine the present value of expected future cash flows produced in the stochastic projection process. During the 4th quarter of 2005, the Company reflected a newly reliable market input for volatility on Standard and Poor’s (“S&P”) 500 index options. The impact of reflecting the newly reliable market input for the S&P 500 index volatility resulted in a decrease to the GMWB asset of $83 and had an insignificant impact on the valuation of the GMIB reinsurance assumed asset. The impact to net income including other changes in assumptions, after DAC amortization and taxes was a loss of $18.
In valuing the GMWB embedded derivative, the Company attributes to the derivative a portion of the fees collected from the contract holder equal to the present value of future GMWB claims (the “Attributed Fees”). All changes in the fair value of the embedded derivative are recorded in net realized capital gains and losses. The excess of fees collected from the contract holder for the GMWB over the Attributed Fees are associated with the host variable annuity contract and are recorded in fee income.
For contracts issued prior to July 2003, the Company has an unrelated party reinsurance arrangement in place to transfer its risk of loss due to GMWB. For contracts issued after July 2003, the Company had reinsured the risk of loss due to GMWB to a related party, Hartford Life and Accident Insurance Company. Both of these arrangements are recognized as derivatives and carried at fair value in reinsurance recoverables. Changes in the fair value of both the derivative assets and liabilities related to the reinsured GMWB are recorded in net realized capital gains and losses. During September 2005, the Company recaptured the reinsurance agreement with the related party. As a result of the recapture, the Company received derivative instruments, used to hedge its exposure to the GMWB rider, including interest rate futures, Standard and Poor’s (“S&P”) 500 and NASDAQ index put options and futures contracts and Europe, Australasia and Far East (“EAFE”) Index swaps to hedge GMWB exposure to international equity markets. For the years ended December 31, 2005, 2004 and 2003, net realized capital gains and losses included the change in market value of the embedded derivative related to the GMWB liability, the derivative reinsurance arrangement and the related derivative contracts that were purchased as economic hedges, the net effect of which was a $55 loss, $0 and $0, before deferred policy acquisition costs and tax effects, respectively.
A contract is ‘in the money’ if the contract holder’s GRB is greater than the account value. For contracts that were ‘in the money’ the Company’s exposure, as of December 31, 2005, was $8. However, the only ways the contract holder can monetize the excess of the GRB over the account value of the contract is upon death or if their account value is reduced to zero through a combination of a series of withdrawals that do not exceed a specific percentage of the premiums paid per year and market declines. If the account value is reduced to zero, the contract holder will receive a period certain annuity equal to the remaining GRB. As the amount of the excess of the GRB over the account value can fluctuate with equity market returns on a daily basis the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than $8.
Separate Accounts
The Company maintains separate account assets and liabilities, which are reported at fair value. Separate accounts reflect two categories of risk assumption: non-guaranteed separate accounts, wherein the policyholder assumes the investment risk, and guaranteed separate accounts, wherein the Company contractually guarantees either a minimum return or account value to the policyholder. Non-guaranteed separate account assets are segregated from other investments and investment income and gains and losses accrue directly to the policyholder.
Deferred Policy Acquisition Costs and Present Value of Future Profits Associated with Variable Annuity and Other Universal Life-Type Contracts
Accounting Policy and Assumptions
The Company’s policy acquisition costs include commissions and certain other expenses that vary with and are primarily associated with acquiring business. Present value of future profits is an intangible asset recorded upon applying purchase accounting in an acquisition of a life insurance company. Deferred policy acquisition costs and the present value of future profits intangible asset are amortized in the same way. Both are amortized over the estimated life of the contracts acquired, generally 20 years. Within the following discussion, deferred policy acquisition costs and the present value of future profits intangible asset will be referred to as “DAC”. At December 31, 2005 and 2004, the carrying value of the Company’s DAC asset was $7.1 billion and $6.5 billion, respectively.
The Company amortizes DAC related to traditional policies (term, whole life and group insurance) over the premium-paying period in proportion to the present value of annual expected premium income. The Company amortizes DAC related to investment contracts and universal life-type contracts (including individual variable annuities) using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of estimated gross profits (“EGPs”). The Company uses other measures for amortizing DAC, such as gross costs, as a replacement for EGPs when EGPs are expected to be negative for multiple years of the contract’s life. The Company also adjusts the DAC balance, through other comprehensive income, by an amount that represents the amortization of DAC that would have been required as a charge or credit to operations had unrealized gains and losses on investments been realized. Actual gross profits, in a given reporting period, that vary from management’s initial estimates result in increases or decreases in the rate of amortization, commonly referred to as a “true-up”, which are recorded in the current period. The true-up recorded for the years ended December 31, 2005, 2004 and 2003, was an increase to amortization of $27, $16 and $35, respectively.
Each year, the Company develops future EGPs for the products sold during that year. The EGPs for products sold in a particular year are aggregated into cohorts. Future gross profits are projected for the estimated lives of the contracts, generally 20 years and are, to a large extent, a function of future account value projections for individual variable annuity products and to a lesser extent for variable universal life products. The projection of future account values requires the use of certain assumptions. The assumptions considered to be important in the projection of future account value, and hence the EGPs, include separate account fund performance, which is impacted by separate account fund mix, less fees assessed against the contract holder’s account balance, surrender and lapse rates, interest margin, and mortality. The assumptions are developed as part of an annual process and are dependent upon the Company’s current best estimates of future events which are likely to be different for each year’s cohort. For example, upon completion of a study during the fourth quarter of 2005, the Company, in developing projected account values and the related EGP’s for the 2005 cohorts, used a separate account return assumption of 7.6% (after fund fees, but before mortality and expense charges). For prior year cohorts, the Company’s separate account return assumption, at the time those cohorts’ account values and related EGPs were projected, was 9.0%.
Unlock Analysis
EGPs that are used as the basis for determining amortization of DAC are evaluated regularly to determine if actual experience or other evidence suggests that earlier estimates should be revised. Assumptions used to project account values and the related EGPs, are not revised unless the EGPs in the DAC amortization model fall outside of a reasonable range. In the event that the Company was to revise assumptions used for prior year cohorts, thereby changing its estimate of projected account value, and the related EGPs, in the DAC amortization model, the cumulative DAC amortization would be adjusted to reflect such changes, in the period the revision was determined to be necessary, a process known as “unlocking”.
To determine the reasonableness of the prior assumptions used and their impact on previously projected account values and the related EGPs, the Company evaluates, on a quarterly basis, its previously projected EGPs. The Company’s process to assess the reasonableness of its EGPs, involves the use of internally developed models, which run a large number of stochastically determined scenarios of separate account fund performance. Incorporated in each scenario are the Company’s current best estimate assumptions with respect to separate account returns, lapse rates, mortality, and expenses. These scenarios are run to calculate statistically significant ranges of reasonable EGPs. The statistical ranges produced from the stochastic scenarios are compared to the present value of EGPs used in the respective DAC amortization models. If EGPs used in the DAC amortization model fall outside of the statistical ranges of reasonable EGPs, a revision to the assumptions in prior year cohorts used to project account value and the related EGPs, in the DAC amortization model would be necessary. A similar approach is used for variable universal life business.
As of December 31, 2005, the present value of the EGPs used in the DAC amortization models, for variable annuities and variable universal life business, fell within the statistical range of reasonable EGPs. Therefore, the Company did not revise the separate account return assumption, the account value or any other assumptions, in those DAC amortization models, for 2004 and prior cohorts.
Aside from absolute levels and timing of market performance, additional factors that will influence the unlock determination include the degree of volatility in separate account fund performance and shifts in asset allocation within the separate account made by policyholders. The overall return generated by the separate account is dependent on several factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds as well as equity sector weightings. The Company’s overall separate account fund performance has been reasonably correlated to the overall performance of the S&P 500 Index (which closed at 1,248 on December 31, 2005), although no assurance can be provided that this correlation will continue in the future.
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
The Company has classified its institutional and governmental products, without life contingencies, including funding agreements, certain structured settlements and guaranteed investment contracts, as investment contracts. The liability for investment contracts is equal to the balance that accrues to the benefit of the contract holder as of the financial statement date, which includes the accumulation of deposits plus credited interest, less withdrawals and amounts assessed through the financial statement date. Policyholder funds include funding agreements held by VIE issuing medium-term notes.
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
Participating life insurance inforce accounted for 3%, 5%, and 6% as of December 31, 2005, 2004 and 2003, respectively, of total life insurance in force. Dividends to policyholders were $37, $29 and $63 for the years ended December 31, 2005, 2004 and 2003, respectively. There were no additional amounts of income allocated to participating policyholders. If limitations exist on the amount of net income from participating life insurance contracts that may be distributed to stockholders, the policyholder’s share of net income on those contracts that cannot be distributed is excluded from stockholders’ equity by a charge to operations and a credit to a liability.
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
Note 3. Segment Information
The Company has adjusted its reportable operating segments in 2005 from Retail Products Group (“Retail”), Institutional Solutions Group (“Institutional”) and Individual Life to Retail, Retirement Plans, Institutional and Individual Life.
Retail offers individual variable and fixed market value adjusted (“MVA”) annuities, and other investment products.
Retirement Plans offer retirement plan products and services to corporations and municipalities pursuant to Section 401(k), 403(b) and 457 plans.
Institutional offers institutional liability products, including stable value products, structured settlements and institutional annuities (primarily terminal funding cases), as well as variable private placement life insurance owned by corporations and high net worth individuals (formerly referred to as COLI).
Individual Life sells a variety of life insurance products, including variable universal life, universal life, interest sensitive whole life and term life insurance.
Life includes in an Other category its leveraged PPLI product line of business; corporate items not directly allocated to any of its reportable operating segments; net realized capital gains and losses on fixed maturity sales generated from movements in interest rates, less amortization of those gains or losses back to the reportable segments; net realized capital gains and losses generated from credit related events, less a credit risk fee charged to the reportable segments; net realized capital gains and losses from non-qualifying derivative strategies (including embedded derivatives) and interest rate risk generated from sales of the assumed yen based fixed annuity from Hartford Life’s international operations, other than the net periodic coupon settlements on credit derivatives, which are allocated to the reportable segments; intersegment eliminations and GMIB reinsurance assumed from Hartford Life Insurance KK, a related party and subsidiary of Hartford Life, as well as certain group benefit products, including group life and group disability insurance that is directly written by the Company and is substantially ceded to its parent, HLA.
The accounting policies of the reportable operating segments are the same as those described in the summary of significant accounting policies in Note 1. Life evaluates performance of its segments based on revenues, net income and the segment’s return on allocated capital. The Company charges direct operating expenses to the appropriate segment and allocates the majority of indirect expenses to the segments based on an intercompany expense arrangement. Intersegment revenues primarily occur between Life’s Other category and the operating segments. These amounts primarily include interest income on allocated surplus, interest charges on excess separate account surplus, the allocation of net realized capital gains and losses and the allocation of credit risk charges. Each operating segment is allocated corporate surplus as needed to support its business. Portfolio management is a corporate function and net realized capital gains and losses on invested assets are recognized in Life’s Other category. Those net realized capital gains and losses that are interest rate related are subsequently allocated back to the operating segments in future periods, with interest, over the average estimated duration of the operating segment’s investment portfolios, through an adjustment to each respective operating segment’s realized capital gains and losses, with an offsetting adjustment in the Other category. Net realized capital gains and losses from non-qualifying derivative strategies, including embedded derivatives, are retained by Corporate and reported in the Other category. Net realized capital gains and losses generated from credit related events, other than net periodic coupon settlements on credit derivatives, are retained by Corporate. However, in exchange for retaining credit related losses, the Other category charges each operating segment a “credit-risk” fee through realized capital gains and losses. The “credit-risk” fee covers fixed income assets included in each operating segment’s general account and guaranteed separate accounts. The “credit-risk” fee is based upon historical default rates in the corporate bond market, the Company’s actual default experience and estimates of future losses. The Company’s revenues are primarily derived from customers within the United States. The Company’s long-lived assets primarily consist of deferred policy acquisition costs and deferred tax assets from within the United States.
The positive (negative) impact on realized gains and losses of the segments for allocated interest related realized gains and losses and the credit-risk fees were as follows:

	2005	2004	2003

Retail
Realized gains (losses)	$34	$25	$1
Credit risk fees	(26)	(22)	(14)
Retirement Plans
Realized gains (losses)	6	5	5
Credit risk fees	(8)	(8)	(7)
Institutional
Realized gains (losses)	13	8	6
Credit risk fees	(18)	(16)	(13)
Individual Life
Realized gains (losses)	8	12	—
Credit risk fees	(5)	(5)	(5)
Other
Realized gains (losses)	(61)	(50)	(12)
Credit risk fees	57	51	39

Total	$—	$—	$—

The following tables represent summarized financial information concerning the Company’s segments.

	For the years ended December 31,
	2005	2004	2003

Total revenues
Retail	$2,570	$2,488	$1,657
Retirement Plans	457	421	376
Institutional	1,400	1,273	1,494
Individual Life	991	966	894
Other	486	538	433

Total revenues	$5,904	$5,686	$4,854

Net investment income
Retail	$934	$1,013	$431
Retirement Plans	311	307	280
Institutional	784	647	562
Individual Life	272	269	227
Other	268	234	264

Total net investment income	$2,569	$2,470	$1,764

Amortization of DAC
Retail	$689	$596	$450
Retirement Plans	26	28	18
Institutional	32	26	27
Individual Life	196	175	166
Other	2	—	(15)

Total amortization of DAC	$945	$825	$646

Income tax expense (benefit)
Retail	$33	$35	$27
Retirement Plans	19	17	15
Institutional [1]	34	24	34
Individual Life	69	70	64
Other [2]	52	(117)	28

Total income tax expense	$207	$29	$168

Net income
Retail	$520	$373	$330
Retirement Plans	66	59	39
Institutional	82	55	68
Individual Life	149	143	134
Other [2]	92	335	55

Total net income	$909	$965	$626

[1]	2003 includes $9 of after-tax benefit related to the settlement of litigation.

[2]	For the year ended December 31, 2004 the Company includes a $191 tax benefit recorded in its Other category, which relates to an agreement with the IRS on the resolution of matters pertaining to tax years prior to 2004. For further discussion of this tax benefit see Note 12.

	December 31,
	2005	2004
Assets
Retail	$119,185	$114,288
Retirement Plans	20,058	17,142
Institutional	48,561	44,572
Individual Life	12,314	11,361
Other	7,506	8,279

Total assets	$207,624	$195,642

DAC
Retail	$4,617	$4,307
Retirement Plans	406	264
Institutional	81	57
Individual Life	1,976	1,802
Other	21	23

Total DAC	$7,101	$6,453

Reserve for Future Policy Benefits
Retail	$732	$678
Retirement Plans	366	387
Institutional	4,962	4,512
Individual Life	536	538
Other	810	1,129

Total Reserve for Future Policy Benefits	$7,406	$7,244

Other Policyholder Funds
Retail	$16,299	$18,320
Retirement Plans	5,194	4,790
Institutional	9,228	7,653
Individual Life	4,482	4,150
Other	3,196	2,580

Total Other Policyholder Funds	$38,399	$37,493

4. Investments and Derivative Instruments

	For the years ended December 31,
	2005	2004	2003

Components of Net Investment Income
Fixed maturities	$2,275	$2,122	$1,425
Policy loans	142	183	207
Other investments	189	195	152

Gross investment income	2,606	2,500	1,784
Less: Investment expenses	37	30	20

Net investment income	$2,569	$2,470	$1,764

Components of Net Realized Capital Gains (Losses)

Fixed maturities	$57	$168	$(6)
Equity securities	8	7	(7)
Foreign currency transaction remeasurements	157	(6)	—
Derivatives and other [1]	(147)	(29)	—

Net realized capital gains (losses)	$75	$140	$(13)

[1]	Primarily consists of changes in fair value on non-qualifying derivatives, changes in fair value of certain derivatives in fair value hedge relationships and hedge ineffectiveness on qualifying derivative instruments.

	For the years ended December 31,
	2005	2004	2003

Components of Net Unrealized Gains (Losses) on Available-for-Sale Securities
Fixed maturities	$986	$2,212	$1,574
Equity securities	7	8	7
Net unrealized gains credited to policyholders	(9)	(20)	(63)

Net unrealized gains	984	2,200	1,518
Deferred income taxes and other items	407	1,076	790

Net unrealized gains, net of tax — end of year	577	1,124	728
Net unrealized gains, net of tax — beginning of year	1,124	728	463

Change in unrealized gains (losses) on available-for-sale securities	$(547)	$396	$265

Components of Fixed Maturity Investments

	As of December 31, 2005				As of December 31, 2004
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Bonds and Notes
ABS	$6,383	$44	$(73)	$6,354	$5,881	$72	$(61)	$5,892
Collateralized mortgage obligations (“CMOs”)
Agency backed	657	3	(4)	656	834	9	(3)	840
Non-agency backed	107	—	—	107	48	—	—	48
CMBS
Agency backed	53	1	—	54	54	—	—	54
Non-agency backed	8,258	158	(85)	8,331	7,336	329	(17)	7,648
Corporate	21,179	1,098	(226)	22,051	21,200	1,826	(57)	22,969
Government/Government agencies
Foreign	646	43	(4)	685	649	60	(2)	707
United States	435	23	(2)	456	774	19	(4)	789
Mortgage-backed securities (“MBS”) —U.S.
Government/Government agencies	2,559	6	(39)	2,526	1,542	18	(2)	1,558
States, municipalities and political subdivisions	926	47	(4)	969	675	30	(5)	700
Redeemable preferred stock	6	—	—	6	1	—	—	1
Short-term investments	1,047	—	—	1,047	1,485	—	—	1,485

Total fixed maturities	$42,256	$1,423	$(437)	$43,242	$40,479	$2,363	$(151)	$42,691

The amortized cost and estimated fair value of fixed maturity investments at December 31, 2005 by contractual maturity year are shown below. Estimated maturities may differ from contractual maturities due to call or prepayment provisions. ABS, including MBS and

CMOs, are distributed to maturity year based on the Company’s estimates of the rate of future prepayments of principal over the remaining lives of the securities. These estimates are developed using prepayment speeds provided in broker consensus data. Such estimates are derived from prepayment speeds experienced at the interest rate levels projected for the applicable underlying collateral. Actual prepayment experience may vary from these estimates.

Maturity	Amortized Cost	Fair Value

One year or less	$4,113	$4,106
Over one year through five years	13,312	13,558
Over five years through ten years	11,423	11,524
Over ten years	13,408	14,054

Total	$42,256	$43,242

Sales of Fixed Maturity and Available-for-Sale Equity Security Investments

	For the years ended December 31,
	2005	2004	2003

Sale of Fixed Maturities
Sale proceeds	$15,882	$13,022	$6,205
Gross gains	302	311	196
Gross losses	(218)	(125)	(71)
Sale of Available-for-Sale Equity Securities
Sale proceeds	$39	$75	$107
Gross gains	8	12	4
Gross losses	—	(5)	(3)

Concentration of Credit Risk
The Company aims to maintain a diversified investment portfolio including issuer, sector and geographic stratification, where applicable, and has established certain exposure limits, diversification standards and review procedures to mitigate credit risk.
The Company is not exposed to any concentration of credit risk of a single issuer greater than 10% of the Company’s stockholders’ equity other than certain U.S. government and government agencies. Other than U.S. government and government agencies, the Company’s top three exposures by issuer as of December 31, 2005 were Royal Bank of Scotland Group PLC, AT&T Inc. and JPMorgan Chase & Co. which comprise 0.5%, 0.4% and 0.4%, respectively, of total invested assets and as of December 31, 2004 were the JPMorgan Chase & Co., Banco Santander Central Hispano, S.A. and General Motors Corporation which comprised 0.8%, 0.4% and 0.4%, respectively, of total invested assets.
The Company’s top three exposures by industry sector as of December 31, 2005 were financial services, technology and communications and utilities which comprise 13%, 6% and 5%, respectively, of total invested assets and as of December 31, 2004 were financial services, technology and communications and consumer non-cyclical which comprised approximately 13%, 8% and 5%, respectively, of total invested assets.
The Company’s investments in states, municipalities and political subdivisions are geographically dispersed throughout the United States. As of December 31, 2005, the largest concentrations were in California, Oregon and Illinois and comprised approximately 0.5%, 0.4% and 0.2%, respectively, of total invested assets. As of December 31, 2004, the largest concentrations were in California, Oregon and Wisconsin and comprised approximately 0.5%, 0.4% and 0.2%, respectively, of total invested assets.
Security Unrealized Loss Aging
The Company has a security monitoring process overseen by a committee of investment and accounting professionals that, on a quarterly basis, identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired. For further discussion regarding the Company’s other-than-temporary impairment policy, see the Investments section of Note 2. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, management’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in market value, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that the prices of the securities in the sectors identified in the tables below were temporarily depressed as of December 31, 2005 and 2004.
The following table presents amortized cost, fair value and unrealized losses for the Company’s fixed maturity and available-for-sale equity securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2005.

	2005
	Less Than 12 Months			12 Months or More			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses

ABS	$1,534	$1,517	$(17)	$494	$438	$(56)	$2,028	$1,955	$(73)
CMOs
Agency backed	271	269	(2)	221	219	(2)	492	488	(4)
Non-agency backed	18	18	—	1	1	—	19	19	—
CMBS
Agency backed	2	2	—	4	4	—	6	6	—
Non-agency backed	3,899	3,833	(66)	578	559	(19)	4,477	4,392	(85)
Corporate	7,339	7,158	(181)	1,173	1,128	(45)	8,512	8,286	(226)
Government/Government agencies
Foreign	173	170	(3)	36	35	(1)	209	205	(4)
United States	147	146	(1)	20	19	(1)	167	165	(2)
MBS — U.S. Government/Government agencies	1,689	1,658	(31)	170	162	(8)	1,859	1,820	(39)
States, municipalities and political subdivisions	194	190	(4)	—	—	—	194	190	(4)
Short-term investments	61	61	—	—	—	—	61	61	—

Total fixed maturities	15,327	15,022	(305)	2,697	2,565	(132)	18,024	17,587	(437)
Common stock	5	5	—	1	1	—	6	6	—
Non-redeemable preferred stock	38	37	(1)	39	37	(2)	77	74	(3)

Total equity	43	42	(1)	40	38	(2)	83	80	(3)

Total temporarily impaired securities	$15,370	$15,064	$(306)	$2,737	$2,603	$(134)	$18,107	$17,667	$(440)

As of December 31, 2005, fixed maturities represented approximately 99% of the Company’s total unrealized loss amount, which was comprised of approximately 2,700 different securities. The Company held no securities as of December 31, 2005, that were in an unrealized loss position in excess of $12. There were no fixed maturities or equity securities as of December 31, 2005, with a fair value less than 80% of the security’s cost or amortized cost for six continuous months other than certain ABS and CMBS. Other-than-temporary impairments for certain ABS and CMBS are recognized if the fair value of the security, as determined by external pricing sources, is less than its cost or amortized cost and there has been a decrease in the present value of the expected cash flows since the last reporting period. Based on management’s best estimate of future cash flows, there were no such ABS and CMBS in an unrealized loss position, as of December 31, 2005 that were deemed to be other-than-temporarily impaired.
Securities in an unrealized loss position for less than twelve months were comprised of over 2,200 securities of which 94%, or $288, of the unrealized loss were comprised of securities with fair value to amortized cost ratios at or greater than 90%. The majority of these securities are investment grade fixed maturities depressed due to changes in interest rates from the date of purchase.
The securities depressed for twelve months or more as of December 31, 2005, were comprised of approximately 500 securities, with the majority of the unrealized loss amount relating to ABS, CMBS and corporate fixed maturities within the financial services sector. A description of the events contributing to the security types’ unrealized loss position and the factors considered in determining that recording an other-than-temporary impairment was not warranted are outlined below.
ABS — The ABS in an unrealized loss position for twelve months or more were primarily supported by aircraft lease receivables that had suffered a decrease in value in recent years. The Company’s holdings are ABS secured by leases on aircraft. The decline in the fair values of these securities is primarily attributable to the high risk premium associated with the increase in volatility of airline travel demand in recent years, lack of market liquidity in this sector and long term to maturity of these securities. In recent years, aircraft demand and lease rates have improved as a result of an increase in worldwide travel. However, the continuing difficulties experienced by several major U.S. domestic airlines due to high operating costs, including fuel and certain employee benefits costs, continue to weigh heavily on this sector. Based on the Company’s projections of future cash flows under distressed scenarios, the Company expects to recover the full contractual principal and interest payments of these investments. However, future price recovery will depend on continued improvement in economic fundamentals, political stability, airline operating performance and collateral value.
CMBS — The CMBS in an unrealized loss position as of December 31, 2005, were primarily the result of an increase in interest rates from the security’s purchase date. Substantially all of these securities are investment grade securities priced at or greater than 90% of amortized cost as of December 31, 2005. Additional changes in fair value of these securities are primarily dependent on future changes in interest rates.
Financial services — Financial services represents approximately $13 of the corporate securities in an unrealized loss position for twelve months or more. Substantially all of these securities are investment grade securities priced at or greater than 90% of amortized cost.

These positions are a mixture of fixed and variable rate securities with extended maturity dates, which have been adversely impacted by changes in interest rates after the purchase date. Additional changes in fair value of these securities are primarily dependent on future changes in interest rates.
The remaining balance of $46 in the twelve months or more unrealized loss category is comprised of approximately 200 securities, substantially all of which were depressed only to a minor extent with fair value to amortized cost ratios at or greater than 90% as of December 31, 2005. The decline in market value for these securities is primarily attributable to changes in interest rates.
The following table presents amortized cost, fair value and unrealized losses for the Company’s fixed maturity and available-for-sale equity securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2004.

	2004
	Less Than 12 Months			12 Months or More			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses

ABS	$1,112	$1,102	$(10)	$343	$292	$(51)	$1,455	$1,394	$(61)
CMOs
Agency backed	494	491	(3)	2	2	—	496	493	(3)
Non-agency backed	40	40	—	—	—	—	40	40	—
CMBS
Agency backed	19	19	—	—	—	—	19	19	—
Non-agency backed	1,563	1,548	(15)	73	71	(2)	1,636	1,619	(17)
Corporate	2,685	2,652	(33)	657	633	(24)	3,342	3,285	(57)
Government/Government agencies
Foreign	116	115	(1)	27	26	(1)	143	141	(2)
United States	445	442	(3)	7	6	(1)	452	448	(4)
MBS — U.S. Government/Government agencies	398	396	(2)	24	24	—	422	420	(2)
States, municipalities and political subdivisions	163	158	(5)	2	2	—	165	160	(5)
Short-term investments	11	11	—	—	—	—	11	11	—

Total fixed maturities	7,046	6,974	(72)	1,135	1,056	(79)	8,181	8,030	(151)
Common stock	—	—	—	1	1	—	1	1	—
Non-redeemable preferred stock	19	19	—	39	36	(3)	58	55	(3)

Total equity	19	19	—	40	37	(3)	59	56	(3)

Total temporarily impaired securities	$7,065	$6,993	$(72)	$1,175	$1,093	$(82)	$8,240	$8,086	$(154)

Mortgage Loans
The carrying value of mortgage loans was $1.4 billion and $794 for the years ended December 31, 2005 and 2004, respectively. The Company’s mortgage loans are collateralized by a variety of commercial and agricultural properties. The largest concentrations by property type at December 31, 2005 and 2004 are office buildings (approximately 35% and 33%, respectively), retail stores (approximately 26% and 28%, respectively) and hotels (approximately 15% and 12%, respectively). The properties collateralizing mortgage loans are geographically dispersed throughout the United States, with the largest concentration in California (approximately 20% and 29% at December 31, 2005 and 2004, respectively). At December 31, 2005 and 2004, the Company held no impaired, restructured, delinquent or in-process-of-foreclosure mortgage loans. The Company had no valuation allowance for mortgage loans at December 31, 2005 and 2004.
Variable Interest Entities
The Company invests in two synthetic collateralized loan obligation trusts and a recently issued continuously offered ERISA-eligible institutional fund (collectively, “synthetic CLOs”) that are managed by Hartford Investment Management Company (“HIMCO”), an affiliate of the Company. These synthetic CLOs invest in senior secured bank loans through total return swaps (“referenced bank loan portfolios”). The outstanding notional value of the referenced bank loan portfolios from the three synthetic CLOs was $800 and $700 as of December 31, 2005 and 2004, respectively.
As of December 31, 2005 and 2004, the synthetic CLOs had issued approximately $145 and $135 of notes and preferred shares (“CLO issuances”), respectively. The proceeds from the CLO issuances are invested in collateral accounts consisting of high credit quality securities and/or bank loans that are pledged to the referenced bank loan portfolios’ swap counterparties. Investors in the CLO issuances receive the net proceeds from the referenced bank loan portfolios. Any principal losses incurred by the swap counterparties associated with the referenced bank loan portfolios are borne by the CLO issuances investors through the total return swaps. Approximately $110 and $120 of the CLO issuances were held by third party investors as of December 31, 2005 and 2004, respectively. The third party investors in the synthetic CLOs have recourse only to the synthetic CLOs’ assets and not to the general credit of the Company. Accordingly, the Company’s financial exposure to these synthetic CLOs is limited to its direct investment in certain notes and preferred shares issued by the synthetic CLOs.
Pursuant to the requirements of FIN 46R, the Company has concluded that the three synthetic CLOs are variable interest entities (“VIEs”) and for two of the synthetic CLOs, the Company is the primary beneficiary and must consolidate these synthetic CLOs. Accordingly, the Company has reflected the assets and liabilities of two synthetic CLOs in its consolidated financial statements. As of December 31, 2005, the Company recorded $75 of cash and fixed maturities, total return swaps with a fair value of $2 in other investments and $42 in other liabilities related to the CLO issuances in its consolidated balance sheets. As of December 31, 2004, the Company recorded in the consolidated balance sheets $65 of cash and fixed maturities, total return swaps with a fair value of $3 in other investments and $52 related to the CLO issuances in other liabilities. The Company’s investments in the consolidated synthetic CLOs, which is its maximum exposure to loss, was $33 and $14, as of December 31, 2005 and 2004, respectively.
The Company utilized qualitative and quantitative analyses to assess whether it was the primary beneficiary of the VIEs. The qualitative considerations included the Company’s co-investment in relation to the total CLO issuance. The quantitative analysis included calculating the variability of the CLO issuance based upon statistical techniques utilizing historical normalized default and recovery rates for the average credit quality of the initial referenced bank loan portfolio.
Derivative Instruments
Derivative instruments are recorded in the consolidated balance sheets at fair value. Asset and liability values are determined by calculating the net position for each derivative counterparty by legal entity and are presented as of December 31, as follows:

	Asset Values		Liability Values
	2005	2004	2005	2004

Other investments	$159	$42	$—	$—
Reinsurance recoverables	—	—	17	129
Other policyholder funds and benefits payable	80	129	—	—
Fixed maturities	—	4	—	—
Other liabilities	—	—	390	449

Total	$239	$175	$407	$578

The following table summarizes the derivative instruments used by the Company and the primary hedging strategies to which they relate. Derivatives in the Company’s non-guaranteed separate accounts are not included because the associated gains and losses accrue directly to policyholders. The notional value of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. The fair value amounts of derivative assets and liabilities are presented on a net basis as of December 3,2005 and 2004. The total ineffectiveness of all cash-flow, fair-value and net investment hedges and total change in value of other derivative-based strategies which do not qualify for hedge accounting treatment, including net periodic coupon settlements, are presented below on an after-tax basis for the years ended December 31, 2005 and 2004.

	Notional Amount		Fair Value		Hedge Ineffectiveness After-Tax
Hedging Strategy	2005	2004	2005	2004	2005	2004

Cash-Flow Hedges
Interest rate swaps
Interest rate swaps are primarily used to convert interest receipts on floating-rate fixed maturity securities to fixed rates. These derivatives are predominantly used to better match cash receipts from assets with cash disbursements required to fund liabilities. The Company also enters into forward starting swap agreements to hedge the interest rate exposure on anticipated fixed-rate asset purchases due to changes in the benchmark interest rate, London-Interbank Offered Rate (“LIBOR”). These derivatives were structured to hedge interest rate exposure inherent in the assumptions used to price primarily certain long-term disability products.

Interest rate swaps are also used to hedge a portion of the Company’s floating rate guaranteed investment contracts. These derivatives convert the floating rate guaranteed investment contract payments to a fixed rate to better match the cash receipts earned from the supporting investment portfolio.	$4,860	$4,944	$(26)	$40	$(10)	$(10)
Foreign currency swaps
Foreign currency swaps are used to convert foreign denominated cash flows associated with certain foreign denominated fixed maturity investments to U.S. dollars. The foreign fixed maturities are primarily denominated in euros and are swapped to minimize cash flow fluctuations due to changes in currency rates.	1,361	1,311	(222)	(421)	4	—

Fair-Value Hedges
Interest rate swaps
A portion of the Company’s fixed debt is hedged against increases in LIBOR, the designated benchmark interest rate. In addition, interest rate swaps are used to hedge the changes in fair value of certain fixed rate liabilities and fixed maturity securities due to changes in LIBOR.	1,707	201	(1)	(5)	2	—
Interest rate caps and floors
Interest rate caps and floors are used to offset the changes in fair value related to corresponding interest rate caps and floors that exist in certain of the Company’s variable-rate fixed maturity investments and are not required to be bifurcated.	—	148	—	(1)	—	—

Total cash-flow, fair-value and net investment hedges	$7,928	$6,604	$(249)	$(387)	$(4)	$(10)

					Derivative
	Notional Amount		Fair Value		Change in Value After-Tax
Hedging Strategy	2005	2004	2005	2004	2005	2004

Other Investment and Risk Management Activities
Interest rate caps and swaption contracts
The Company is exposed to policyholder surrenders during a rising interest rate environment. Interest rate cap and swaption contracts are used to mitigate the Company’s loss in a rising interest rate environment. The increase in yield from the cap and swaption contract in a rising interest rate environment may be used to raise credited rates, thereby increasing the Company’s competitiveness and reducing the policyholder’s incentive to surrender. These derivatives are also used to reduce the duration risk in certain investment portfolios. These derivative instruments are structured to hedge the durations of fixed maturity investments to match certain life products in accordance with the Company’s asset and liability management policy.
	$1,116	$1,466	$1	$2	$—	$(5)
Interest rate swaps and floors
The Company uses interest rate swaps and floors to manage duration risk between assets and liabilities. In addition, the Company enters into interest rate swaps to terminate existing swaps in hedging relationships, thereby offsetting the changes in value of the original swap.	1,371	1,441	12	7	2	3
Foreign currency swaps and forwards
The Company enters into foreign currency swaps and forwards and purchases foreign put options and writes foreign call options to hedge the foreign currency exposures in certain of its foreign fixed maturity investments.	490	312	(8)	(74)	20	(23)

Credit default and total return swaps
The Company enters into swap agreements in which the Company assumes credit exposure of an individual entity, referenced index or asset pool. The Company assumes credit exposure to individual entities through credit default swaps. These contracts entitle the company to receive a periodic fee in exchange for an obligation to compensate the derivative counterparty should a credit event occur on the part of the referenced security issuer. Credit events typically include failure on the part of the referenced security issuer to make a fixed dollar amount of contractual interest or principal payments or bankruptcy. The maximum potential future exposure to the Company is the notional value of the swap contracts, $324 and $193, after-tax, as of December 31, 2005 and 2004, respectively.

The Company also assumes exposure to the change in value of indices or asset pools through total return swaps and credit spreadlocks. As of December 31, 2005 and 2004, the maximum potential future exposure to the Company from such contracts is $542 and $458, after-tax, respectively.

The Company enters into credit default swap agreements, in which the Company pays a derivative counterparty a periodic fee in exchange for compensation from the counterparty should a credit event occur on the part of the referenced security issuer. The Company entered into these agreements as an efficient means to reduce credit exposure to specified issuers or sectors. In addition, the Company enters into option contracts to receive protection should a credit event occur on the part of the referenced security issuer.	2,013	1,418	3	6	10	16
Options
The Company writes option contracts for a premium to monetize the bifurcated option embedded in certain of its fixed maturity investments. The written option grants the holder the ability to call the bond at a predetermined strike value. The maximum potential future economic exposure is represented by the then fair value of the bond in excess of the strike value, which is expected to be entirely offset by the appreciation in the value of the embedded long option.	12	95	—	1	(1)	(1)

					Derivative
	Notional Amount		Fair Value		Change in Value
Hedging Strategy	2005	2004	2005	2004	2005	2004’After-Tax

Yen fixed annuity hedging instruments
The Company enters into currency rate swaps and forwards to mitigate the foreign currency exchange rate and yen interest rate exposures associated with the yen denominated individual fixed annuity compound rate contract product. For further discussion, see below. Additionally, forward settling fixed maturity investments are traded to manage duration and foreign currency risk associated with this product.	$1,675	$611	$(179)	$10	$(143)	$4
Product derivatives
The Company offers certain variable annuity products with a GMWB rider. The GMWB is a bifurcated embedded derivative that provides the policyholder with a GRB if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. The policyholder also has the option, after a specified time period, to reset the GRB to the then-current account value, if greater. For a further discussion, see the Derivative Instruments section of Note 2. The notional value of the embedded derivative is the GRB balance.	31,803	25,433	8	129	(42)	35
GMWB hedging instruments
The Company enters into interest rate futures, S&P 500 and NASDAQ index futures contracts and put and call options, as well as interest rate and EAFE index swap contracts to economically hedge exposure to the volatility associated with the portion of the GMWB liabilities which are not reinsured. In addition, the Company periodically enters into forward starting S&P500 put options as well as S&P index futures and interest rate swap contracts to economically hedge the equity volatility risk exposure associated with anticipated future sales of the GMWB rider.	5,086	—	175	—	(13)	—
Reinsurance contracts associated with GMWB
Reinsurance arrangements are used to offset the Company’s exposure to the GMWB embedded derivative for the lives of the host variable annuity contracts. The notional amount of the reinsurance contracts is the GRB amount.	8,575	25,433	(17)	(129)	19	(35)
Reinsurance contracts associated with GMIB
Reinsurance arrangements are used to offset the Company’s exposure to the GMIB embedded derivative for the lives of the host variable annuity contracts. The notional amount of the reinsurance contracts is the yen denominated policyholder account value remeasured at the year-end yen to U.S. dollar spot rate.	16,782	—	72	—	73	—
Statutory reserve hedging instruments
The Company purchased one and two year S&P500 put option contracts to economically hedge the statutory reserve impact of equity exposure arising primarily from GMDB obligations against a decline in the equity markets.	1,142	1,921	14	32	(20)	(2)

Total other investment and risk management activities	70,065	58,130	81	(16)	(95)	(8)

Total derivatives [1]	$77,993	$64,734	$(168)	$(403)	$(99)	$(18)

[1]	Derivative change in value includes hedge ineffectiveness for cash-flow, fair-value and net investment hedges and total change in value of other investment and risk management activities.
The increase in notional amount since December 31, 2004, is primarily due to the reinsurance of GMIB product and new hedging strategies, which were partially offset by a decrease in the reinsurance arrangement associated with GMWB. The increase in net fair value of derivative instruments since December 31, 2004, was primarily due to an increase in market value of derivatives hedging foreign bonds due to the strengthening of the U.S. dollar in comparison to foreign currencies, an increase in GMWB related derivatives due to the recapture of its indemnity reinsurance arrangement (see below), and the reinsurance of GMIB, which is driven by the favorable returns of the underlying funds supporting the variable annuity product sold in Japan. These market value increases were partially offset by a decline in market value of yen fixed annuity hedging instruments due to the strengthening of the U.S. dollar against the yen.
For the year ended December 31, 2003, the after-tax net gains and losses representing the total ineffectiveness on all fair-value, cash-flow and net investment hedges were less than $1.

During September 2005, the Company and its subsidiary HLAI, recaptured its indemnity reinsurance arrangement, associated with the GMWB variable annuity rider, from HLA. The purchased derivatives that were used to economically hedge the contracts, previously held by HLA, were transferred to the Company and HLAI as part of the recapture. The notional and fair value of the transferred derivative contracts as of September 30, 2005, was $4.6 billion and $170, respectively. The derivative contracts consist of interest rate futures, S&P 500 and NASDAQ index futures contracts and put and call options as well as interest rate swap contracts. The loss on the derivative contracts from the recapture date to September 30, 2005, was $8, after-tax. Net realized capital gains and losses included the change in market value of both the embedded derivative related to the GMWB liability and the related derivative contracts that were purchased as economic hedges. For the year ended December 31, 2005, net loss associated with the GMWB derivatives (embedded derivative reinsurance contracts and hedging instruments) was $36, after-tax. For a further discussion of the recaptured indemnity reinsurance arrangement, see Note 15.
Effective August 31, 2005, HLAI entered into a reinsurance agreement with HLIKK. Through the reinsurance agreement, HLIKK agreed to cede and HLAI agreed to reinsure 100% of the risks associated with the in-force and prospective GMIB riders issued by HLIKK on its variable annuity business. The GMIB reinsurance agreement is accounted for as a derivative in accordance with SFAS No. 133. Accordingly, the GMIB reinsurance agreement is recorded on the balance sheet at fair value with changes in value reported in net realized capital gains and losses. As of December 31, 2005, the notional and fair value of the GMIB reinsurance agreement was $16.8 billion and $72, respectively. The change in value of the GMIB reinsurance agreement for the year ended December 31, 2005, was a gain of $73, after-tax. For a further discussion of the reinsurance agreement, see Note 15.
The yen denominated fixed annuity product (“yen fixed annuities”) assumed from HLIKK is recorded in the consolidated balance sheets in other policyholder funds and benefits payable in U.S. dollars based upon the December 31, 2005 yen to U.S. dollar spot rate. During 2004 and the first six months of 2005, the Company managed the yen currency risk associated with the yen fixed annuities with pay fixed U.S. dollar receive fixed yen, zero coupon currency swaps (“fixed currency swaps”). In order to mitigate the U.S. interest rate exposure, the fixed currency swaps, with a notional value of $1.2 billion, were closed or restructured in June 2005. The Company then entered into pay variable U.S. dollar receive fixed yen, zero coupon currency swaps (“currency swaps”) associated with the yen fixed annuities. As of December 31, 2005, the notional value and fair value of the currency swaps were $1.7 billion and $(179), respectively.
Although economically an effective hedge, a divergence between the yen denominated fixed annuity product liability and the currency swaps exists primarily due to the difference in the basis of accounting between the liability and the derivative instruments (i.e. historical cost versus fair value). The yen denominated fixed annuity product liabilities are recorded on a historical cost basis and are only adjusted for changes in foreign spot rates and accrued income. The currency swaps are recorded at fair value incorporating changes in value due to changes in foreign exchange rates, Japanese and U.S. interest rates and accrued income. An after-tax net loss of $23 and a net gain of $2 for the years ended December 31, 2005 and 2004, respectively, which includes the changes in value of the currency swaps, fixed currency swaps and the yen fixed annuity contract remeasurement, was recorded in net realized capital gains and losses.
As of December 31, 2005 and 2004, the after-tax deferred net gains on derivative instruments accumulated in AOCI that are expected to be reclassified to earnings during the next twelve months are $(1) and $6, respectively. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is twenty-four months. For the years ended December 31, 2005, 2004 and 2003, the Company had less than $1 of net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to the forecasted transactions that were no longer probable of occurring.
Securities Lending and Collateral Arrangements
The Company participates in a securities lending program to generate additional income, whereby certain domestic fixed income securities are loaned for a short period of time from the Company’s portfolio to qualifying third parties, via two lending agents. Borrowers of these securities provide collateral of 102% of the market value of the loaned securities. Acceptable collateral may be in the form of cash or U.S. Government securities. The market value of the loaned securities is monitored and additional collateral is obtained if the market value of the collateral falls below 100% of the market value of the loaned securities. Under the terms of the securities lending program, the lending agent indemnifies the Company against borrower defaults. As of December 31, 2005 and 2004, the fair value of the loaned securities was approximately $745 and $1.0 billion, respectively, and was included in fixed maturities in the consolidated balance sheets. The Company retains a portion of the income earned from the cash collateral or receives a fee from the borrower. The Company recorded before-tax income from securities lending transactions, net of lending fees, of $1 for the years ended December 31, 2005 and 2004, which was included in net investment income.
The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. As of December 31, 2005 and 2004, collateral pledged of $257 and $276, respectively, was included in fixed maturities in the consolidated balance sheets.

The classification and carrying amount of the loaned securities associated with the lending program and the collateral pledged at December 31, 2005 and 2004, were as follows:

Loaned Securities and Collateral Pledged	2005	2004

ABS	$13	$24
CMBS	146	158
Corporate	599	681
MBS	125	—
Government/Government Agencies
Foreign	26	16
United States	93	404

Total	$1,002	$1,283

As of December 31, 2005 and 2004, the Company had accepted collateral relating to the securities lending program and collateral arrangements consisting of cash, U.S. Government and U.S. Government agency securities with a fair value of $873 and $1.0 billion, respectively. At December 31, 2005 and 2004, cash collateral of $785 and $1.0 billion, respectively, was invested and recorded in the consolidated balance sheets in fixed maturities with a corresponding amount recorded in other liabilities. The Company is only permitted by contract to sell or repledge the noncash collateral in the event of a default by the counterparty and none of the collateral has been sold or repledged at December 31, 2005 and 2004. As of December 31, 2005 and 2004, all collateral accepted was held in separate custodial accounts.
As discussed in the Variable Interest Entities section above, the Company manages and invests in certain synthetic CLOs. Also, for certain of these synthetic CLOs, the Company is the primary beneficiary and must consolidate the CLOs. These CLOs have entered into various collateral arrangements with third party swap counterparties. For further discussion, see the Variable Interest Entities section above.
Securities on Deposit with States
The Company is required by law to deposit securities with government agencies in states where it conducts business. As of December 31, 2005 and 2004, the fair value of securities on deposit was approximately $22 and $24, respectively.
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
The Company uses the following methods and assumptions in estimating the fair value of each class of financial instrument. Fair value for fixed maturities and marketable equity securities approximates those quotations published by applicable stock exchanges or received from other reliable sources.
For policy loans, carrying amounts approximate fair value.
Fair value of other investments, which primarily consist of partnership investments, is based on external market valuations from partnership management.
For mortgage loans, fair values were estimated using discounted cash flow calculations based on current incremental lending rates for similar type loans.
Derivative instruments are reported at fair value based upon internally established valuations that are consistent with external valuation models, quotations furnished by dealers in such instrument or market quotations. Other policyholder funds and benefits payable fair value information is determined by estimating future cash flows, discounted at the current market rate.

The carrying amount and fair values of the Company’s financial instruments as of December 31, 2005 and 2004 were as follows:

	2005		2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets
Fixed maturities	$43,242	$43,242	$42,691	$42,691
Equity securities	311	311	180	180
Policy loans	1,971	1,971	2,617	2,617
Mortgage loans on real estate	1,355	1,348	794	806
Other investments	579	579	289	289
Liabilities
Other policyholder funds (1)	$11,686	$11,273	$9,244	$9,075

(1)	Excludes universal life type insurance contracts, including corporate owned life insurance.
Note 6. Reinsurance
The Company cedes insurance to other insurers in order to limit its maximum losses and to diversify its exposures. Such transfers do not relieve the Company of its primary liability and, as such, failure of reinsurers to honor their obligations could result in losses to the Company. The Company also assumes reinsurance from other insurers and is a member of and participates in several reinsurance pools and associations. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. As of December 31, 2005, the Company had no reinsurance recoverables and related concentrations of credit risk greater than 10% of the Company’s stockholder’s equity.
In accordance with normal industry practice, the Company is involved in both the cession and assumption of insurance with other insurance and reinsurance companies. As of December 31, 2005, the Company’s current policy for the largest amount of life insurance retained on any one life by any one of the life operations was approximately $5.0, which increased from $2.9 million as of December 31, 2004. In addition, the Company reinsures the majority of the minimum death benefit guarantees as well as the guaranteed withdrawal benefits offered in connection with its variable annuity contracts. Substantially all contracts issued between July 7,2003 through September 2005 with the GMWB are covered by a reinsurance arrangement with a related party. During September 2005, the Company and HLAI recaptured this indemnity reinsurance arrangement from HLA.
Insurance fees, earned premiums and other were comprised of the following:

	For the years ended December 31,
	2005	2004	2003

Gross fee income, earned premiums and other	$4,019	$3,834	$3,780
Reinsurance assumed	39	49	43
Reinsurance ceded	(798)	(807)	(720)

Net fee income, earned premiums and other	$3,260	$3,076	$3,103

The Company reinsures certain of its risks to other reinsurers under yearly renewable term, coinsurance, and modified coinsurance arrangements. Yearly renewable term and coinsurance arrangements result in passing a portion of the risk to the reinsurer. Generally, the reinsurer receives a proportionate amount of the premiums less an allowance for commissions and expenses and is liable for a corresponding proportionate amount of all benefit payments. Modified coinsurance is similar to coinsurance except that the cash and investments that support the liabilities for contract benefits are not transferred to the assuming company, and settlements are made on a net basis between the companies.
The Company also purchases reinsurance covering the death benefit guarantees on a portion of its variable annuity business. On March 16, 2003, a final decision and award was issued in the previously disclosed arbitration between subsidiaries of the Company and one of their primary reinsurers relating to policies with death benefits written from 1994 to 1999.
The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. Insurance recoveries on ceded reinsurance contracts, which reduce death and other benefits were $378, $426, and $550 for the years ended December 31, 2005, 2004 and 2003, respectively. The Company also assumes reinsurance from other insurers.
The Company records a receivable for reinsured benefits paid and the portion of insurance liabilities that are reinsured, net of a valuation allowance, if necessary. The amounts recoverable from reinsurers are estimated based on assumptions that are consistent with those used in establishing the reserves related to the underlying reinsured contracts. Management believes the recoverables are appropriately established; however, in the event that future circumstances and information require the Company to change its estimates of needed loss reserves, the amount of reinsurance recoverables may also require adjustments.
The Company maintains certain reinsurance agreements with HLA, whereby the Company cedes both group life and group accident and health risk. Under these treaties, the Company ceded group life premium of $130, 133 and $78in 2005, 2004 and 2003, respectively, and accident and health premium of $221, $230, and $305, respectively, to HLA.
Note 7. Deferred Policy Acquisition Costs and Present Value of Future Profits
Changes in deferred policy acquisition costs and present value of future profits is as follows:

	2005	2004	2003

Balance, January 1	$6,453	$6,088	$5,479
Capitalization	1,226	1,375	1,319
Amortization — Deferred policy acquisitions costs and present value of future profits	(945)	(825)	(646)
Adjustments to unrealized gains and losses on securities available-for-sale and other	367	(80)	(64)
Cumulative effect of accounting changes (SOP03-1)	—	(105)	—

Balance, December 31	$7,101	$6,453	$6,088

Estimated future net amortization expense of present value of future profits for the succeeding five years is as follows.

For the year ended December 31,

2006	$29
2007	$29
2008	$26
2009	$24
2010	$22

Note 8. Goodwill and Other Intangible Assets
As of December 31, 2005 and December 31, 2004, the carrying amount of goodwill for the Company’s Retail Products segment was $85 and $119 and the Company’s Individual Life segment was $101 and $67, respectively. During 2005, the Company reallocated goodwill between segments to align the acquired business with the appropriate reporting segment.
The Company’s goodwill impairment test performed in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”, resulted in no write-downs for the years ended December 31, 2005 and 2004. The goodwill impairment analysis included Life’s new operating segments.
For a discussion of present value of future profits that continue to be subject to amortization and aggregate amortization expense, see Note 7.
Note 9. Separate Accounts, Death Benefits and Other Insurance Benefit Features
The Hartford records the variable portion of individual variable annuities, 401(k), institutional, governmental, private placement life and variable life insurance products within separate account assets and liabilities, which are reported at fair value. Separate account assets are segregated from other investments. Investment income and gains and losses from those separate account assets, which accrue directly to, and whereby investment risk is borne by the policyholder, are offset by the related liability changes within the same line item in the statement of income. The fees earned for administrative and contract holder maintenance services performed for these separate accounts are included in fee income. During 2005, there were no gains or losses on transfers of assets from the general account to the separate account. The Company had recorded certain market value adjusted (“MVA”) fixed annuity products and modified guarantee life insurance (primarily the Company’s Compound Rate Contract (“CRC”) and associated assets) as separate account assets and liabilities through December 31, 2003. Notwithstanding the market value adjustment feature in this product, all of the investment performance of the separate account assets is not being passed to the contract holder. Therefore, it does not meet the conditions for separate account reporting under SOP 03-1. Separate account assets and liabilities related to CRC of $11.7 billion were reclassified to, and revalued in, the general account upon adoption of SOP 03-1 on January 1, 2004.

Many of the variable annuity contracts issued by the Company offer various guaranteed minimum death, withdrawal and income benefits. Guaranteed minimum death and income benefits are offered in various forms as described in the footnotes to the table below. The Company currently reinsures a significant portion of the death benefit guarantees associated with its in-force block of business. Changes in the gross GMDB liability balance sold with annuity products were as follows:

GMDB [1]

Liability balance as of January 1, 2005	$174
Incurred	123
Paid	(139)

Liability balance as of December 31, 2005	$158

[1]	The reinsurance recoverable asset related to the GMDB was $64 as of January 1, 2005 and $40 as of December 31, 2005.

GMDB [1]

Liability balance upon adoption — as of January 1, 2004	$217
Incurred	123
Paid	(166)

Liability balance as of December 31, 2004	$174

[1]	The reinsurance recoverable asset related to the GMDB was $108 upon adoption of SOP 03-1 and $64 as of December 31, 2004.
The net GMDB liability is established by estimating the expected value of net reinsurance costs and death benefits in excess of the projected account balance. The excess death benefits and net reinsurance costs are recognized ratably over the accumulation period based on total expected assessments. The GMDB liabilities are recorded in Future Policy Benefits on the Company’s balance sheet. Changes in the GMDB liability are recorded in Benefits, Claims and Claims Adjustment Expenses in the Company’s statement of income. The Company regularly evaluates estimates used and adjusts the additional liability balances, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised.
The determination of the GMDB liabilities and related GMDB reinsurance recoverable is based on models that involve a range of scenarios and assumptions, including those regarding expected market rates of return and volatility, contract surrender rates and mortality experience. The following assumptions were used to determine the GMDB liabilities as of December 31, 2005 and 2004:
•	1,000 stochastically generated investment performance scenarios for 2005 and 2004 issue years; 250 stochastically generated investment performance scenarios for issue year 2003 and prior.

•	Separate account returns representing the Company’s long-term assumptions, varied by asset class with a low of 3% for cash, a high of 9.5% and 11% for aggressive equities, and a weighted average of 7.8% and 9% for December 31, 2005 and 2004 ,respectively.

•	Volatilities also varied by asset class with a low of 1% for cash, a high of 15% for aggressive equities, and a weighted average of 12%

•	80% of the 1983 GAM mortality table was used for mortality assumptions

•	Lapse rates by calendar year vary from a low of 8% to a high of 14%, with an average of 12%

•	Discount rate of 5.6% for 2005 issue year, 7% for issue years 2004 and 2003 and 7.5% for issue year 2002 and prior

The following table provides details concerning GMDB exposure:
Breakdown of Variable Annuity Account Value by GMDB Type at December 31, 2005

			Retained Net	Weighted Average
	Account	Net Amount	Amount	Attained Age of
Maximum anniversary value (MAV) [1]	Value	at Risk	at Risk	Annuitant

MAV only	$57,445	$5,040	$507	64
With 5% rollup [2]	4,032	497	91	63
With Earnings Protection Benefit Rider (EPB) [3]	5,358	313	57	60
With 5% rollup & EPB	1,445	132	24	62

Total MAV	68,280	5,982	679
Asset Protection Benefit (APB) [4]	26,880	25	13	61
Lifetime Income Benefit (LIB) [5]	251	—	—	59
Reset [6] (5-7 years)	7,419	435	435	65
Return of Premium [7] /Other	9,235	37	35	49

Total	$112,065	$6,479	$1,162	62

[1]	MAV: the death benefit is the greatest of current account value, net premiums paid and the highest account value on any anniversary before age 80 (adjusted for withdrawals).

[2]	Rollup: the death benefit is the greatest of the MAV, current account value, net premium paid and premiums (adjusted for withdrawals) accumulated at generally 5% simple interest up to the earlier of age 80 or 100% of adjusted premiums.

[3]	EPB: The death benefit is the greatest of the MAV, current account value, or contract value plus a percentage of the contract’s growth. The contract’s growth is account value less premiums net of withdrawals, subject to a cap of 200% of premiums net of withdrawals.

[4]	APB: the death benefit is the greater of current account value or MAV, not to exceed current account value plus 25% times the greater of net premiums and MAV (each adjusted for premiums in the past 12 months).

[5]	LIB: The death benefit is the greatest of the current account value, net premiums paid, or a benefit amount that rachets over time, generally based on market performance.

[6]	Reset: the death benefit is the greatest of current account value, net premiums paid and the most recent five to seven year anniversary account value before age 80 (adjusted for withdrawals).

[7]	Return of premium: the death benefit is the greater of current account value and net premiums paid.
The Company offers certain variable annuity products with a guaranteed minimum withdrawal benefit (“GMWB”) rider. The GMWB provides the policyholder with a guaranteed remaining balance (“GRB”) if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. However, annual withdrawals that exceed a specific percentage of the premiums paid may reduce the GRB by an amount greater than the withdrawals and may also impact the guaranteed annual withdrawal amount that subsequently applies after the excess annual withdrawals occur. For certain of the withdrawal benefit features, the policyholder also has the option, after a specified time period, to reset the GRB to the then-current account value, if greater. In addition, the Company has recently added a feature, available to new contract holders, that allows the policyholder the option to receive the guaranteed annual withdrawal amount for as long as they are alive. In this new feature, in all cases the contract holder or their beneficiary will receive the GRB and the GRB is reset on an annual basis to the maximum anniversary account value subject to a cap.
Effective August 31, 2005, Hartford Life and Annuity Insurance Company entered into a reinsurance agreement with Hartford Life Insurance K.K., a related party and subsidiary of Hartford Life, Inc. Through the reinsurance agreement, Hartford Life, K.K. agreed to cede and Hartford Life and Annuity Insurance Company agreed to reinsure 100% of the risks associated with the in-force and prospective GMIB riders issued by Hartford Life, K.K. on its variable annuity business. In connection with accepting the GMIB risk for the in-force riders, Hartford Life and Annuity Insurance Company received fees collected since inception by Hartford Life, K.K. related to the in-force riders of $25. Prospectively, Hartford Life and Annuity Insurance Company will receive the rider fee (currently, approximately 26 basis points) collected by Hartford Life, K.K. and payable monthly in arrears. Depending on the underlying contract form, benefits are paid from Hartford Life and Annuity Insurance Company to Hartford Life, K.K. either on the guaranteed annuity commencement date, when the contract holder’s account value is less than the present value of minimum guaranteed annuity payments, or alternatively, during the annuitization phase, when the contract holder’s account value is reduced to zero or upon death of the contract holder.
The GMWB represents an embedded derivative in the variable annuity contract that is required to be reported separately from the host variable annuity contract. The GMIB reinsurance represents a free standing derivative. Both are carried at fair value and reported in other policyholder funds. The fair value of the GMWB and GMIB reinsurance obligations are calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. Because of the dynamic and complex nature of these cash flows, stochastic techniques under a variety of market return scenarios and other best estimate assumptions are used. Estimating these cash flows involves numerous estimates and subjective judgments including those regarding expected market rates of return, market volatility, correlations of market returns and discount rates. During the fourth quarter of 2005, the Company reflected a newly reliable market input for volatility on Standard and Poor’s (S&P) 500 index options in its valuation of the GMWB embedded derivative and related reinsurance as well as the GMIB reinsurance derivative. The impact of reflecting the newly reliable market input for the S&P 500 index volatility resulted in a decrease to the GMWB asset of $83 and had an insignificant impact on the GMIB reinsurance asset. The impact to net income, including other changes in assumptions, after DAC amortization and taxes, was a loss of $18.

As of December 31, 2005 and December 31, 2004, the embedded derivative asset recorded for GMWB, before reinsurance or hedging, was $8 and $129, respectively. During 2005, 2004 and 2003, the increase (decrease) in value of the GMWB, before reinsurance and hedging, reported in realized gains was $(64), $54 and $178, respectively. There were no payments made for the GMWB during 2005, 2004 or 2003.
Prior to September 2005, the risk of loss associated with GMWB was 100% reinsured to both external and related parties. During September 2005, the Company recaptured the reinsurance agreement with the related party. As of December 31, 2005 $26.4 billion, or 69% of account value representing substantially all of the contracts written after July 2003, with the GMWB feature, were unreinsured. In order to minimize the volatility associated with the unreinsured GMWB liabilities, the Company has established an alternative risk management strategy. As part of the recapture, the Company received derivative instruments used to hedge its unreinsured GMWB exposure including interest rate futures, Standard and Poor’s (“S&P”) 500 and NASDAQ index options and futures contracts and Europe, Australasia and Far East (“EAFE”) Index swaps to hedge GMWB exposure to international equity markets. The GRB as of December 31, 2005 and 2004 was $31.8 billion and $25.4 billion, respectively
A contract is ‘in the money’ if the contract holder’s GRB is greater than the account value. For contracts that were ‘in the money’ the Company’s exposure, as of December 31, 2005, was $8. However, the only ways the contract holder can monetize the excess of the GRB over the account value of the contract is upon death or if their account value is reduced to zero through a combination of a series of withdrawals that do not exceed a specific percentage of the premiums paid per year and market declines. If the account value is reduced to zero, the contract holder will receive a period certain annuity equal to the remaining GRB. As the amount of the excess of the GRB over the account value can fluctuate with equity market returns on a daily basis the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than $8.
Account balances of contracts with guarantees were invested in variable separate accounts as follows:

Asset type	As of December 31, 2005

Equity securities (including mutual funds)	$94,419
Cash and cash equivalents	8,609

Total	$103,028

As of December 31, 2005, approximately 16% of the equity securities above were invested in fixed income securities through these funds and approximately 84% were invested in equity securities.
The Individual Life segment sells universal life-type contracts with and without certain secondary guarantees, such as a guarantee that the policy will not lapse, even if the account value is reduced to zero, as long as the policyholder makes sufficient premium payments to meet the requirements of the guarantee. The cumulative effect on net income upon recording additional liabilities for universal life-type contracts and the related secondary guarantees, in accordance with SOP 03-1, was not material. As of December 31, 2005, the liability for secondary guarantees as well as the amounts incurred and paid during the year was immaterial.
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
Changes in deferred sales inducement activity were as follows for the years ended December 31,:

	2005	2004

Balance, beginning of period	$309	$198
Sales inducements deferred	85	141
Amortization charged to income	(39)	(30)

Balance, end of period	$355	$309

Note 11. Commitments and Contingencies
Litigation
The Hartford is involved in various legal actions arising in the ordinary course of business, some of which assert claims for substantial amounts. These actions include, among others, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, improper sales practices in connection with the sale of life insurance and other investment products; and improper fee arrangements in connection with mutual funds. The Hartford also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to the consolidated financial condition of the Company. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated results of operations or cash flows in particular quarterly or annual periods.
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
Two securities class actions, now consolidated, have been filed in the United States District Court for the District of Connecticut alleging claims against The Hartford and certain of its executive officers under Section 10(b) of the Securities Exchange Act and SEC Rule 10b-5. The consolidated amended complaint alleges on behalf of a putative class of shareholders that The Hartford and the four named individual defendants, as control persons of The Hartford, failed to disclose to the investing public that The Hartford’s business and growth was predicated on the unlawful activity alleged in the NYAG Complaint. The class period alleged is August 6, 2003 through October 13, 2004, the day before the NYAG Complaint was filed. The complaint seeks damages and attorneys’ fees. Defendants filed a motion to dismiss in June 2005, and the Court heard oral argument on December 22, 2005. The Hartford and the individual defendants dispute the allegations and intend to defend these actions vigorously.
Two corporate derivative actions, now consolidated, also have been filed in the same court. The consolidated amended complaint, brought by a shareholder on behalf of The Hartford against its directors and an executive officer, alleges that the defendants knew adverse non-public information about the activities alleged in the NYAG Complaint and concealed and misappropriated that information to make profitable stock trades, thereby breaching their fiduciary duties, abusing their control, committing gross mismanagement, wasting corporate assets, and unjustly enriching themselves. The complaint seeks damages, injunctive relief, disgorgement, and attorneys’ fees. Defendants filed a motion to dismiss in May 2005, and the plaintiffs thereafter agreed to stay further proceedings pending resolution of the motion to dismiss the securities class action. All defendants dispute the allegations and intend to defend these actions vigorously.
Three consolidated putative class actions filed in the same court on behalf of participants in The Hartford’s 401(k) plan, alleging that The Hartford and other plan fiduciaries breached their fiduciary duties to plan participants by, among other things, failing to inform them of the risk associated with investment in The Hartford’s stock as a result of the activity alleged in the NYAG Complaint, have been voluntarily dismissed by the plaintiffs without payment.
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
Regulatory Developments
In June 2004, The Hartford received a subpoena from the New York Attorney General’s Office in connection with its inquiry into compensation arrangements between brokers and carriers. In mid-September 2004 and subsequently, The Hartford has received additional subpoenas from the New York Attorney General’s Office, which relate more specifically to possible anti-competitive activity among brokers and insurers. Since the beginning of October 2004, The Hartford has received subpoenas or other information requests from Attorneys General and regulatory agencies in more than a dozen jurisdictions regarding broker compensation and possible anti-competitive activity. The Hartford may receive additional subpoenas and other information requests from Attorneys General or other regulatory agencies regarding similar issues. In addition, The Hartford has received a request for information from the New York Attorney General’s Office concerning The Hartford’s compensation arrangements in connection with the administration of workers compensation plans. The Hartford intends to continue cooperating fully with these investigations, and is conducting an internal review, with the assistance of outside counsel, regarding broker compensation issues in its Group Benefits operations.
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
The SEC’s Division of Enforcement and the New York Attorney General’s Office are investigating aspects of The Hartford’s variable annuity and mutual fund operations related to market timing. The Hartford continues to cooperate fully with the SEC and the New York Attorney General’s Office in these matters. The Hartford’s mutual funds are available for purchase by the separate accounts of different variable universal life insurance policies, variable annuity products, and funding agreements, and they are offered directly to certain qualified retirement plans. Although existing products contain transfer restrictions between subaccounts, some products, particularly older variable annuity products, do not contain restrictions on the frequency of transfers. In addition, as a result of the settlement of litigation against The Hartford with respect to certain owners of older variable annuity contracts, The Hartford’s ability to restrict transfers by these owners has, until recently, been limited. The Hartford has executed an agreement with the parties to the previously settled litigation which, together with separate agreements between these contract owners and their broker, has resulted in the exchange or surrender of substantially all of the variable annuity contracts that were the subject of the previously settled litigation. Pursuant to an agreement in principle reached in February 2005 with the Board of Directors of the mutual funds, The Hartford has indemnified the affected mutual funds for material harm deemed to have been caused to the funds by frequent trading by these owners for the period from January 2, 2004 through December 31, 2005. The Hartford does not expect to incur additional costs pursuant to this agreement in principle in light of the exchange or surrender of these variable annuity contracts.
The SEC’s Division of Enforcement also is investigating aspects of The Hartford’s variable annuity and mutual fund operations related to directed brokerage and revenue sharing. The Hartford discontinued the use of directed brokerage in recognition of mutual fund sales in late 2003. The Hartford continues to cooperate fully with the SEC in these matters.

The Hartford has received subpoenas from the New York Attorney General’s Office and the Connecticut Attorney General’s Office requesting information relating to The Hartford’s group annuity products, including single premium group annuities used in maturity or terminal funding programs. These subpoenas seek information about how various group annuity products are sold, how The Hartford selects mutual funds offered as investment options in certain group annuity products, and how brokers selling The Hartford’s group annuity products are compensated. The Hartford continues to cooperate fully with these regulators in these matters.
To date, none of the SEC’s and New York Attorney General’s market timing investigation, the SEC’s directed brokerage investigation, or the New York Attorney General’s and Connecticut Attorney General’s single premium group annuity investigation has resulted in the initiation of any formal action against The Hartford by these regulators. However, The Hartford believes that the SEC, the New York Attorney General’s Office, and the Connecticut Attorney General’s Office are likely to take some action against The Hartford at the conclusion of the respective investigations. The Hartford is engaged in active discussions with the SEC, the New York Attorney General’s Office and the Connecticut Attorney General’s Office. The potential timing of any resolution of any of these matters or the initiation of any formal action by any of these regulators is difficult to predict. Hartford Life recorded a charge of $66, after-tax, to establish a reserve for the market timing and directed brokerage matters in the first quarter of 2005. Based on recent developments, Hartford Life recorded an additional charge of $36, after-tax, in the fourth quarter of 2005, of which $14, after tax, was attributed to the Company to increase the reserve for the market timing, directed brokerage and single premium group annuity matters. This reserve is an estimate; in view of the uncertainties regarding the outcome of these regulatory investigations, as well as the tax-deductibility of payments, it is possible that the ultimate cost to Hartford Life of these matters could exceed the reserve by an amount that would have a material adverse effect on Hartford Life’s consolidated results of operations or cash flows in a particular quarterly or annual period. It is reasonably possible that the Company may ultimately be liable for all or a portion of the ultimate cost to Hartford Life in excess of the $14 already attributed to the Company. However, the ultimate liability of the Company is not reasonably estimable at this time.
On May 24, 2005, The Hartford received a subpoena from the Connecticut Attorney General’s Office seeking information about The Hartford’s participation in finite reinsurance transactions in which there was no substantial transfer of risk between the parties. The Hartford is cooperating fully with the Connecticut Attorney General’s Office in this matter.
On June 23, 2005, The Hartford received a subpoena from the New York Attorney General’s Office requesting information relating to purchases of The Hartford’s variable annuity products, or exchanges of other products for The Hartford’s variable annuity products, by New York residents who were 65 or older at the time of the purchase or exchange. On August 25, 2005, The Hartford received an additional subpoena from the New York Attorney General’s Office requesting information relating to purchases of or exchanges into The Hartford’s variable annuity products by New York residents during the past five years where the purchase or exchange was funded using funds from a tax-qualified plan or where the variable annuity purchased or exchanged for was a sub-account of a tax-qualified plan or was subsequently put into a tax-qualified plan. The Hartford is cooperating fully with the New York Attorney General’s Office in these matters.
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
The Hartford has received a request for information from the New York Attorney General’s Office about issues relating to the reporting of workers’ compensation premium. The Hartford is cooperating fully with the New York Attorney General’s Office in this matter.
Leases
The rent paid to Hartford Fire for operating leases entered into by the Company was $35, $36, and $31 for the years ended December 31, 2005, 2004 and 2003, respectively. Included in Hartford Fire’s operating leases are the principal executive offices of Hartford Life Insurance Company, together with its parent, which are located in Simsbury, Connecticut. Rental expense is recognized on a level basis for the facility located in Simsbury, Connecticut, which expires on December 31, 2009, and amounted to approximately $27, $15 and $12 for the years ended December 31, 2005, 2004 and 2003, respectively.
Future minimum rental commitments on all operating leases are as follows:

2006	$33
2007	31
2008	26
2009	23
2010	21
Thereafter	8

Total	$142

Tax Matters
The Company’s federal income tax returns are routinely audited by the Internal Revenue Service (“IRS”). The IRS began its audit of the 2002-2003 tax years in 2005 and is in the examination phase. Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from future tax examinations and other tax-related matters for all open tax years. During 2004, the IRS completed its examination of the 1998-2001 tax years, and the IRS and the Company agreed upon all adjustments. As a result, during 2004 the Company booked a $191 tax benefit to reflect the impact of the audit settlement on tax years covered by the examination as well as all other tax years prior to 2004. The benefit related primarily to the separate account DRD and interest.
The separate account DRD is estimated for the current year using information from the most recent year-end, adjusted for projected equity market performance. The estimated DRD is generally updated in the third quarter for the provision-to-filed-return adjustments, and in the fourth quarter based on known actual mutual fund distributions and fee income from The Hartford’s variable insurance products. The actual current year DRD can vary from the estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distributions from these mutual funds, appropriate levels of taxable income as well as the utilization of capital loss carry forwards at the mutual fund level.
Unfunded Commitments
At December 31, 2005, the Company has outstanding commitments totaling $477, of which $243 is committed to fund limited partnership investments. These capital commitments can be called by the partnership during the commitment period (on average two to five years) to fund the purchase of new investments and partnership expenses. Once the commitment period expires, the Company is under no obligation to fund the remaining unfunded commitment but may elect to do so. The remaining $234 of outstanding commitments are primarily related to various funding obligations associated with investments in mortgage and construction loans. These have a commitment period of one month to three years.
Guaranty fund and Other Insurance-Related Assessments
Under insurance guaranty fund laws in each state, the District of Columbia and Puerto Rico, insurers licensed to do business can be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Part of the assessments paid by the Company’s insurance subsidiaries pursuant to these laws may be used as credits for a portion of the Company’s insurance subsidiaries’ premium taxes. There were $3.3, $2.9 and $0 in guaranty fund assessment payments (net of refunds) in 2005, 2004 and 2003, respectively.
The Hartford accounts for guaranty fund and other insurance assessments in accordance with Statement of Position No. 97-3, “Accounting by Insurance and Other Enterprises for Insurance-Related Assessments”. Liabilities for guaranty fund and other insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated, and when the event obligating the Company to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of other liabilities in the Consolidated Balance Sheets. As of December 31, 2005 and 2004, the liability balance was $15 and $22, respectively. As of December 31, 2005 and 2004, included in other assets was $13 and $11, respectively, of related assets for premium tax offsets.
Note 12. Income Tax
The Company is included in The Hartford’s consolidated Federal income tax return. The Company and The Hartford have entered into a tax sharing agreement under which each member in the consolidated U.S. Federal income tax return will make payments between them such that, with respect to any period, the amount of taxes to be paid by the Company, subject to certain tax adjustments, generally will be determined as though the Company were filing a separate Federal income tax return with current credit for net losses to the extent the losses provide a benefit in the consolidated return.
Income tax expense (benefit) is as follows:

	For the years ended December 31,
	2005	2004	2003

Current	$71	$(34)	$13
Deferred	136	63	155

Income tax expense	$207	$29	$168

A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision (benefit) for income taxes is as follows:

	For the years ended December 31,
	2005	2004	2003

Tax provision at the U.S. federal statutory rate	$391	$354	$278
Dividends received deduction	(184)	(132)	(108)
IRS audit settlement	—	(191)	—
Foreign related investments	(2)	(2)	(4)
Other	2	—	2

Total	$207	$29	$168

Deferred tax assets (liabilities) include the following as of December 31:

	2005	2004

Deferred Tax Assets
Tax basis deferred policy acquisition costs and reserves	$581	$607
NOL carryover	13	—
Minimum tax credit	191	126
Foreign tax credit carryovers	31	6
Other	30	36

Total Deferred Tax Assets	846	775

Deferred Tax Liabilities
Financial statement deferred policy acquisition costs and reserves	(977)	(677)
Net unrealized gains on securities	(291)	(669)
Employee benefits	(15)	(16)
Investment related items and other	(79)	(51)

Total Deferred Tax Liabilities	(1,362)	(1,413)

Total Deferred Tax Asset/(Liability)	$(516)	$(638)

The Company had a current tax receivable of $199 and $121 as of December 31, 2005 and 2004, respectively.
In management’s judgment, the gross deferred tax asset will more likely than not be realized through reductions of future taxes. Accordingly, no valuation allowance has been recorded.
Prior to the Tax Reform Act of 1984, the Life Insurance Company Income Tax Act of 1959 permitted the deferral from taxation of a portion of statutory income under certain circumstances. In these situations, the deferred income was accumulated in a “Policyholders’ Surplus Account” and would be taxable only under conditions which management considered to be remote; therefore, no federal income taxes have been provided on the balance sheet in this account, which for tax return purposes was $88 as of December 31, 2005. The American Jobs Creation Act of 2004, which was enacted in October 2004, allows distributions to be made from the Policyholders’ Surplus Account free of tax in 2005 and 2006. The Company anticipates, based on currently available information, that it will distribute the entire balance in the account, thereby permanently eliminating the potential tax of $31.
Note 13. Statutory Results

	For the years ended December 31,
	2005	2004	2003

Statutory net income	$185	$536	$801

Statutory capital and surplus	$3,034	$3,191	$3,115

A significant percentage of the consolidated statutory surplus is permanently reinvested or is subject to various state regulatory restrictions which limit the payment of dividends without prior approval. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. Under these laws, the insurance subsidiaries may only make their dividend payments out of unassigned surplus. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting policies. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The insurance holding company laws of the other jurisdictions in which The Hartford’s insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. As of December 31, 2005, the maximum amount of statutory dividends which may be paid by the insurance subsidiaries of the Company in 2006, without prior approval, is $303.
The domestic insurance subsidiaries of the Company prepare their statutory financial statements in accordance with accounting practices prescribed by the applicable insurance department. Prescribed statutory accounting practices include publications of the National Association of Insurance Commissioners (“NAIC”), as well as state laws, regulations and general administrative rules.
Note 14. Pension Plans, Postretirement, Health Care and Life Insurance Benefit and Savings Plans
Pension Plans
The Company’s employees are included in The Hartford’s non-contributory defined benefit pension and postretirement health care and life insurance benefit plans. Defined benefit pension expense, postretirement health care and life insurance benefits expense allocated by The Hartford to the Company, was $21, $20 and $19 in 2005, 2004 and 2003, respectively.
Investment and Savings Plan
Substantially all the Company’s U.S. employees are eligible to participate in The Hartford’s Investment and Savings Plan. The cost to the Company for this plan was approximately $8, $8 and $6 for the years ended December 31, 2005, 2004 and 2003, respectively.
Note 15. Stock Compensation Plans
On May 18, 2005 at the The Hartford’s Annual Meeting of Shareholders, the shareholders of The Hartford approved The Hartford 2005 Incentive Stock Plan (the “2005 Stock Plan”), which superseded and replaced The Hartford Incentive Stock Plan and The Hartford Restricted Stock Plan for Non-employee Directors. The terms of the 2005 Stock Plan are substantially similar to the terms of these superseded plans.
The 2005 Stock Plan provides for awards to be granted in the form of non-qualified or incentive stock options qualifying under Section 422A of the Internal Revenue Code, stock appreciation rights, performance shares, restricted stock, or restricted stock units, or any combination of the foregoing. The aggregate number of shares of stock, which may be awarded, is subject to a maximum limit of 7,000,000 shares applicable to all awards for the ten-year duration of the 2005 Stock Plan. To the extent that any awards under The Hartford Incentive Stock Plan and The Hartford Restricted Stock Plan for Non-employee Directors are forfeited, terminated, expire unexercised or are settled for cash in lieu of stock, the shares subject to such awards (or the relevant portion thereof) shall be available for awards under the 2005 Stock Plan and shall be added to the total number of shares available under the 2005 Stock Plan.
Under the 2005 Stock Plan, all options granted have an exercise price equal to the market price of the The Hartford’s common stock on the date of grant, and an option’s maximum term is ten years and two days. Certain options become exercisable over a three year period commencing one year from the date of grant, while certain other options become exercisable upon the attainment of specified market price appreciation of the The Hartford’s common shares. For any year, no individual employee may receive an award of options for more than 1,000,000 shares. As of December 31, 2005, The Hartford had not issued any incentive stock options under any plans.
Performance awards of common stock granted under the 2005 Stock Plan become payable upon the attainment of specific performance goals achieved over a period of not less than one nor more than five years, and the restricted stock granted is subject to a restriction period. On a cumulative basis, no more than 20% of the aggregate number of shares which may be awarded under the 2005 Stock Plan are available for performance shares, restricted stock awards, or restricted stock unit awards. Also, the maximum award of performance shares, restricted stock awards, or restricted stock unit awards for any individual employee in any year is 200,000 shares or units. In 2005, the The Hartford granted 704,738 shares of common stock with a weighted average price of $71.62 related to performance shares, restricted stock awards, and restricted stock unit awards. In 2004 and 2003, the The Hartford granted shares of common stock of 315,452 and 333,712 with weighted average prices of $64.93 and $38.13, respectively, related to performance share and restricted stock awards.
In 1996, the The Hartford established The Hartford Employee Stock Purchase Plan (“ESPP”). Under this plan, eligible employees of The Hartford may purchase common stock of the Company at a 15% discount from the lower of the closing market price at the beginning or end of the quarterly offering period. The Hartford may sell up to 5,400,000 shares of stock to eligible employees under the ESPP. In 2005, 2004 and 2003, 328,276, 345,262 and 443,467 shares were sold, respectively. The per share weighted average fair value of the discount under the ESPP was $10.77, $9.31, and $11.96 in 2005, 2004 and 2003, respectively. Additionally, during 1997, The Hartford established employee stock purchase plans for certain employees of The Hartford’s international subsidiaries. Under these plans, participants may purchase common stock of The Hartford at a fixed price at the end of a three-year period. The activity under these programs is not material.

Note 16. Transactions with Affiliates
Transactions of the Company with Hartford Fire, Hartford Holdings and its affiliates relate principally to tax settlements, reinsurance, insurance coverage, rental and service fees, payment of dividends and capital contributions. In addition, certain affiliated insurance companies purchased group annuity contracts from the Company to fund pension costs and claim annuities to settle casualty claims. Substantially all general insurance expenses related to the Company, including rent and employee benefit plan expenses, are initially paid by The Hartford. Direct expenses are allocated to the Company using specific identification, and indirect expenses are allocated using other applicable methods. Indirect expenses include those for corporate areas which, depending on type, are allocated based on either a percentage of direct expenses or on utilization.
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
During the third quarter of 2004, Hartford Life introduced fixed MVA annuity products to provide a diversified product portfolio to customers in Japan. The yen based MVA product is written by HLIKK, a wholly owned Japanese subsidiary of Hartford Life and subsequently reinsured to the Company. As of December 31, 2005, $1,463 of the account value had been assumed by the Company.
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
Effective August 31, 2005, HLAI entered into a reinsurance agreement with HLIKK., a related party and subsidiary of Hartford Life, Inc. Through the reinsurance agreement, HLIKK agreed to cede and Hartford Life and Annuity Insurance Company agreed to reinsure 100% of the risks associated with the in-force and prospective GMIB riders issued by HLIKK on its variable annuity business. In connection with accepting the GMIB risk for the in-force riders, Hartford Life and Annuity Insurance Company received fees collected since inception by HLIKK. related to the in-force riders of $25. Prospectively, Hartford Life and Annuity Insurance Company will receive the rider fee (currently, approximately 26 basis points) collected by HLIKK. and payable monthly in arrears. Depending on the underlying contract form, benefits are paid from Hartford Life and Annuity Insurance Company to HLIKK. either on the guaranteed annuity commencement date, when the contract holder’s account value is less than the present value of minimum guaranteed annuity payments, or alternatively, during the annuitization phase, when the contract holder’s account value is reduced to zero or upon death of the contract holder.
While the form of the agreement between HLAI and HLIKK. is reinsurance, in substance and for accounting purposes the agreement is a free standing derivative. As such, the agreement is recorded at fair value on the Company’s balance sheet, with prospective changes in fair value recorded in earnings. The methodology for calculating the value of the reinsurance derivative is consistent with the methodology used by the Company in valuing the guaranteed minimum withdrawal benefit rider sold with U.S. variable annuities. The calculation uses risk neutral Japanese capital market assumptions and includes estimates for dynamic policyholder behavior. The resulting reinsurance derivative value in Japanese Yen is converted to U.S. dollars at the spot rate. Should actual policyholder behavior or capital markets experience emerge differently from these estimates, the resulting impact on the value of the reinsurance derivative could be material to earnings.
As of August 31, 2005, the effective date of the agreement, the reinsurance derivative liability recorded by the Company was $15. As described above, in connection with accepting the reinsurance derivative, the Company received $25 in cash. The difference between the fair value of the reinsurance derivative and the cash received was recorded as an in substance capital contribution of $10 from a related party. Subsequent cohorts, as ceded, representing new business written with the GMIB rider, will be recorded in a manner similar to the in-force block. The initial fair value of the derivative associated with new business will be recorded as an in substance capital contribution or distribution between these related parties. As of December 31, 2005, the fair value of the reinsurance derivative was an asset of $72. During the year ended, December 31, 2005, the Company recorded a net capital contribution of $2 and a pre-tax realized gain of $113, representing the change in fair value of the reinsurance derivative.

Note 17. Quarterly Results for 2005 and 2004 (unaudited)

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,

	2005	2004	2005	2004	2005	2004	2005	2004
Revenues	$1,440	$1,399	$1,400	$1,346	$1,521	$1,456	$1,543	$1,485
Benefits, claims and expenses	1,118	1,116	1,172	1,091	1,210	1,202	1,275	1,243
Net income [1]	241	181	180	180	247	395	248	209

[1]	Included in the quarter ended September 30, 2004 is a $191 tax benefit which relates to agreement with IRS on the resolution of matters pertaining to tax years prior to 2004.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE I
SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN AFFILIATES
(In millions)

	As of December 31, 2005
			Amount at which
			shown on Balance
Type of Investment	Cost	Fair Value	Sheet

Fixed Maturities
Bonds and Notes
U.S. Government and Government agencies and authorities (guaranteed and sponsored)	$435	$456	$456
U.S. Government and Government agencies and authorities (guaranteed and sponsored) — asset-backed	3,269	3,236	3,236
States, municipalities and political subdivisions	926	969	969
International governments	646	685	685
Public utilities	2,445	2,566	2,566
All other corporate including international	18,734	19,485	19,485
All other corporate — asset-backed	14,748	14,792	14,792
Short-term investments	1,047	1,047	1,047
Redeemable preferred stock	6	6	6

Total fixed maturities	42,256	43,242	43,242

Equity Securities
Common stocks
Industrial, miscellaneous and all other	171	181	181
Nonredeemable preferred stocks	132	130	130

Total equity securities	303	311	311

Total fixed maturities and equity securities	42,559	43,553	43,553

Other Investments
Mortgage loans on real estate	1,355	1,348	1,355
Policy loans	1,971	1,971	1,971
Investments in partnerships and trusts	428	423	423
Other invested assets	223	156	156

Total other investments	3,977	3,898	3,905

Total investments	$46,536	$47,451	$47,458

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
For the years ended December 31, 2005, 2004 and 2003
(In millions)

				Net	Benefits,		Amortization
	Fee			Realized	Claims and		of Deferred
	income		Net	Capital	Claim	Insurance	Policy	Dividends
	and	Earned	Investment	Gains	Adjustment	expenses and	Acquisition	To Policy-
Segment	other	Premiums	Income	(Losses)	Expenses	other	Costs	holders

2005
Retail Products Group	$1,737	$(110)	$934	$9	$895	$433	$689	$—
Retirement Plans	139	10	311	(3)	231	115	26	—
Institutional Solutions Group	117	504	784	(5)	1,199	53	32	—
Individual Life	742	(26)	272	3	420	154	196	3
Other	76	71	268	71	263	43	2	34

Consolidated operations	$2,811	449	$2,569	$75	$3,008	$798	$945	$37

2004
Retail Products Group	$1,520	$(44)	$1,013	$(1)	$1,074	$391	$596	$—
Retirement Plans	107	10	307	(3)	220	96	28	—
Institutional Solutions Group	158	464	647	4	1,113	55	26	—
Individual Life	705	(16)	269	8	424	151	175	2
Other	102	70	234	132	280	16	—	27

Consolidated operations	$2,592	484	$2,470	$140	$3,111	$709	$825	$29

2003
Retail Products Group	$1,257	$(40)	$431	$9	$519	$331	$450	$—
Retirement Plans	79	15	280	2	225	79	18	—
Institutional Solutions Group	146	781	562	5	1,329	36	27	—
Individual Life	685	(14)	227	(4)	380	147	166	3
Other	130	64	264	(25)	273	32	(15)	60

Consolidated operations	$2,297	$806	$1,764	$(13)	$2,726	$625	$646	$63

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE IV
REINSURANCE

			Assumed		Percentage of
		Ceded to	From		Amount
	Gross	Other	Other	Net	Assumed
(In millions)	Amount	Companies	Companies	Amount	to Net

For the year ended December 31, 2005
Life insurance in force	$341,821	$194,257	$3,137	$150,701	2.1%

Fee income, earned premiums and other
Life insurance and annuities	$3,735	$554	$31	$3,212	1.0%
Accident and health insurance	284	244	8	48	16.7%

Total fee income, earned premiums and other	$4,019	$798	$39	$3,260	1.2%

For the year ended December 31, 2004
Life insurance in force	$390,380	$243,718	$3,925	$150,587	2.6%

Fee income, earned premiums and other
Life insurance and annuities	$3564	$562	$30	$3,032	1.0%
Accident and health insurance	270	245	19	44	43.2%

Total fee income, earned premiums and other	$3,834	$807	$49	$3,076	1.6%

For the year ended December 31, 2003
Life insurance in force	$382,039	$241,111	$3,093	$144,021	2.1%

Fee income, earned premiums and other
Life insurance and annuities	$3,514	$486	$37	$3,065	1.2%
Accident and health insurance	266	234	6	38	15.8%

Total fee income, earned premiums and other	$3,780	$720	$43	$3,103	1.4%

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARTFORD LIFE INSURANCE COMPANY
/s/ Ernest M. McNeill Jr.
Ernest M. McNeill Jr
Senior Vice President and Chief Accounting Officer

Date: February 24, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas M. Marra	President, Chief Executive Officer, Chairman	February 24, 2006
Thomas M. Marra	and Director

/s/ Lizabeth H. Zlatkus	Executive Vice President, Chief Financial	February 24, 2006
Lizabeth H. Zlatkus	Officer and Director

/s/ Ernest M. McNeill Jr.	Senior Vice President	February 24, 2006
Ernest M. McNeill Jr	and Chief Accounting Officer

/s/ David A. Carlson	Director	February 24, 2006
David A. Carlson

/s/ Michael L. Kalen	Director	February 24, 2006
Michael L.Kalen

/s/ John C. Walters	Director	February 24, 2006
John C. Walters

/s/ David M. Znamierowski	Director	February 24, 2006
David M. Znamierowski

II-1

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
EXHIBITS INDEX

Exhibit #
3.01	Restated Certificate of Incorporation of Hartford Life Insurance Company was filed as Exhibit 3.01 to Hartford Life Insurance Company’s Form 10-K filed for the year ended December 31, 2005 and is incorporated herein by reference.

3.02	By-Laws of Hartford Life Insurance Company was filed as Exhibit 3.02 to Hartford Life Insurance Company’s Form 10-K filed for the year ended December 31, 2005 and is incorporated herein by reference.

4.01	Restated Certificate of Incorporation and By-Laws of Hartford Life Insurance Company (included as Exhibits 3.01 and 3.02, respectively).

10.01	Management Agreement among Hartford Life Insurance Company, certain of its affiliates and Hartford Investment Services, Inc. was filed as Exhibit 10.4 to Hartford Life, Inc.’s Form 10-Q filed for the quarter ended June 30, 1997 (File No. 1-12749) and is incorporated herein by reference.

10.02	Management Agreement between Hartford Life Insurance Company and The Hartford Investment Management Company was filed as Exhibit 10.3 to Hartford Life, Inc.’s Form 10-Q filed for the quarter ended June 30, 1997 (File No. 1-12749) and is incorporated herein by reference.

12.01	Computation of Ratio of Earnings to Fixed Charges is filed herewith.

23.01	Consent of Deloitte & Touche, LLP, filed herewith.

31.01	Section 302 Certification of Thomas M. Marra, filed herewith.

31.02	Section 302 Certification of Lizabeth H. Zlatkus, filed herewith.

32.01	Section 906 Certification of Thomas M. Marra, filed herewith.

32.02	Section 906 Certification of Lizabeth H. Zlatkus, filed herewith.

II-2