Form 10-Q
period 2006-03-31
HARTFORD LIFE INSURANCE CO
filed 2006-04-27
CIK 45947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
As of April 24, 2006 there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant, all of which were directly owned by Hartford Life and Accident Insurance Company, a direct wholly owned subsidiary of Hartford Life, Inc.
The registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of
Hartford Life Insurance Company
Hartford, Connecticut
We have reviewed the accompanying condensed consolidated balance sheet of Hartford Life Insurance Company and subsidiaries (“the Company”) as of March 31, 2006, and the related condensed consolidated statements of income, changes in stockholder’s equity, and cash flows for the three-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2005, and the related consolidated statements of income, changes in stockholder’s equity, and cash flows for the year then ended (not presented herein); and in our report dated February 22, 2006 (which report includes an explanatory paragraph relating to the Company’s change in its method of accounting and reporting for certain nontraditional long-duration contracts and for separate accounts in 2004), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
DELOITTE & TOUCHE LLP
Hartford, Connecticut
April 25, 2006

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Income

	Three Months
	Ended
	March 31,
(In millions)	2006	2005
	(Unaudited)
Revenues
Fee income	$737	$682
Earned premiums	274	58
Net investment income	656	623
Net realized capital (losses) gains	(44)	77

Total revenues	1,623	1,440

Benefits, claims and expenses
Benefits, claims, and claim adjustment expenses	897	678
Insurance expenses and other	147	191
Amortization of deferred policy acquisition costs and present value of future profits	228	231
Dividends to policyholders	14	18

Total benefits, claims and expenses	1,286	1,118

Income before income tax expense	337	322
Income tax expense	78	81

Net income	$259	$241

See Notes to Condensed Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31,	December 31,
(In millions, except for share data)	2006	2005
	(Unaudited)
Assets
Investments
Fixed maturities, available for sale, at fair value (amortized cost of $42,893 and $42,256)	$43,119	$43,242
Equity securities, available for sale, at fair value (cost of $322 and $303)	325	310
Equity securities, trading securities, at fair value	1	1
Policy loans, at outstanding balance	1,961	1,971
Mortgage loans on real estate	1,695	1,355
Other investments	605	579

Total investments	47,706	47,458
Cash	158	124
Premiums receivable and agents’ balances	21	23
Reinsurance recoverables	1,071	1,114
Deferred policy acquisition costs and present value of future profits	7,435	7,101
Deferred income taxes	(332)	(516)
Goodwill	186	186
Other assets	1,340	1,611
Separate account assets	158,016	150,523

Total assets	$215,601	$207,624

Liabilities
Reserve for future policy benefits	$7,505	$7,406
Other policyholder funds	38,563	38,399
Other liabilities	4,340	3,959
Separate account liabilities	158,016	150,523

Total liabilities	208,424	200,287

Commitments and Contingencies (Note 6)	—	—

Stockholder’s Equity
Common Stock – 1,000 shares authorized, issued and outstanding; par value $5,690	6	6
Capital surplus	2,410	2,405
Accumulated other comprehensive income
Net unrealized capital gains on securities, net of tax
Foreign currency translation adjustments	92	464
	1	(1)

Total accumulated other comprehensive income	93	463

Retained earnings	4,668	4,463

Total stockholder’s equity	7,177	7,337

Total liabilities and stockholder’s equity	$215,601	$207,624

See Notes to Condensed Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholder’s Equity
Three Months Ended March 31, 2006

			Accumulated Other
			Comprehensive Income
				Net Gain
			Net Unrealized	(Loss) on
			Capital	Cash Flow	Foreign
			Gains (Losses) on	Hedging	Currency		Total
	Common	Capital	Securities,	Instruments,	Translation	Retained	Stockholder’s
(In millions) (Unaudited)	Stock	Surplus	Net of Tax	Net of Tax	Adjustments	Earnings	Equity

Balance, December 31, 2005	$6	$2,405	577	$(113)	$(1)	$4,463	$7,337
Comprehensive income
Net income						259	259

Other comprehensive income, net of tax (1)
Net change in unrealized capital losses on securities (2)			(311)				(311)
Net loss on cash flow hedging Instruments				(61)			(61)
Cumulative translation adjustments					2		2

Total other comprehensive income							(370)

Total comprehensive income							(111)
Capital contribution		5					5
Dividends declared						(54)	(54)

Balance, March 31, 2006	$6	$2,410	266	$(174)	$1	$4,668	$7,177

Three months Ended March 31, 2005

			Accumulated Other
			Comprehensive Income
				Net Gain
			Net Unrealized	(Loss) on
			Capital	Cash Flow	Foreign
			Gains (Losses) on	Hedging	Currency		Total
	Common	Capital	Securities,	Instruments,	Translation	Retained	Stockholder’s
(In millions) (Unaudited)	Stock	Surplus	Net of Tax	Net of Tax	Adjustments	Earnings	Equity

Balance, December 31, 2004	$6	$2,240	$1,124	$(184)	$(1)	$4,064	$7,249
Comprehensive income
Net income						241	241

Other comprehensive income, net of tax (1)
Net change in unrealized capital gains (losses) on securities (2)			(296)				(296)
Net loss on cash flow hedging instruments				(26)			(26)

Total other comprehensive income							(322)
Total comprehensive income							(81)
Dividends declared						(249)	(249)

Balance, March 31, 2005	$6	$2,240	$828	$(210)	$(1)	$4,056	$6,919

(1)	Net change in unrealized capital gains (losses) on securities is reflected net of tax benefit and other items of $(167) and $(159) for the three months ended March 31, 2006 and 2005, respectively. Net gain (loss) on cash flow hedging instruments is net of tax benefit of $(33) and $(14) for the three months ended March 31, 2006 and 2005, respectively. There is no tax effect on cumulative translation adjustments.

(2)	There were reclassification adjustments for after-tax gains realized in net income of $(37) and $44 for the three months ended March 31, 2006 and 2005, respectively.
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
(In millions) (Unaudited)	2006	2005

Operating Activities
Net income	$259	$241
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	228	231
Additions to deferred policy acquisition costs and present value of future profits	(322)	(310)
Change in:
Reserve for future policy benefits	99	139
Reinsurance recoverables	58	(14)
Receivables	(10)	2
Payables, accruals and other liabilities	(206)	(91)
Accrued and deferred income taxes	268	(32)
Net realized capital losses (gains)	44	(77)
Depreciation and amortization	2	(4)
Other, net	278	205

Net cash provided by operating activities	698	290

Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	4,378	6,279
Equity securities, available-for-sale	10	2
Mortgage loans	102	92
Partnerships	34	6
Payments for the purchase of:
Fixed maturities, available-for-sale	(5,107)	(7,026)
Equity securities, available-for-sale	(33)	(17)
Mortgage loans	(442)	(157)
Partnerships	(146)	(28)
Change in policy loans, net	10	540
Change in payables for collateral under securities lending, net	384	(168)
Change in other investments, net	(98)	33

Net cash used for investing activities	(908)	(444)

Financing Activities
Net receipts from investment and universal life-type contracts	292	438
Dividends paid	(50)	(249)

Net cash provided by financing activities	242	189

Foreign exchange rate effect on cash	2	—
Net increase (decrease) in cash	34	35
Cash - beginning of period	124	216

Cash - end of period	$158	$251

Supplemental Disclosure of Cash Flow Information
Net cash paid during the period for:
Income taxes (received) paid	$(190)	$53
See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in millions, unless otherwise stated)
(Unaudited)
1. Basis of Presentation and Accounting Policies
Basis of Presentation
These consolidated financial statements include Hartford Life Insurance Company and its wholly-owned subsidiaries (collectively, “Hartford Life Insurance Company” or the “Company”), Hartford Life and Annuity Insurance Company (“HLAI”), Hartford International Life Reassurance Corporation (“HLRe”) and Servus Life Insurance Company, formerly Royal Life Insurance Company of America. The Company is a wholly-owned subsidiary of Hartford Life and Accident Insurance Company (“HLA”), which is a wholly-owned subsidiary of Hartford Life, Inc. (“Hartford Life”). Hartford Life is a direct wholly-owned subsidiary of Hartford Holdings, Inc., a direct wholly-owned subsidiary of The Hartford Financial Services Group, Inc. (“The Hartford”), the Company’s ultimate parent company.
The condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”), which differ materially from the accounting prescribed by various insurance regulatory authorities. All material intercompany transactions and balances between the Company and its subsidiaries and affiliates have been eliminated.
The accompanying condensed consolidated financial statements and notes are unaudited. These financial statements reflect all adjustments (consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods. These financial statements and condensed notes should be read in conjunction with the consolidated financial statements and notes thereto included in Hartford Life Insurance Company’s 2005 Form 10-K Annual Report. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.
Reclassifications
Certain reclassifications have been made to prior year financial information to conform to the current year classifications.
Use of Estimates
The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
The most significant estimates include those used in determining deferred policy acquisition costs and present value of future profits associated with variable annuity and other universal life-type contracts; the evaluation of other-than-temporary impairments on investments in available-for-sale securities; the valuation of guaranteed minimum withdrawal and income benefit derivatives; and contingencies relating to corporate litigation and regulatory matters.
Significant Accounting Policies
For a description of accounting policies, see Note 2 of Notes to Consolidated Financial Statements included in Hartford Life Insurance Company’s 2005 Form 10-K Annual Report.
Income Taxes
The effective tax rate for the three months ended March 31, 2006 and 2005 was 23% and 25%, respectively. The principal causes of the difference between the effective rate and the U.S. statutory rate of 35% was the separate account dividends received deduction (“DRD”).
The separate account DRD is estimated for the current year using information from the most recent year-end, adjusted for projected equity market performance. The estimated DRD is generally updated in the third quarter for the provision to filed return adjustments, and in the fourth quarter based on known actual mutual fund distributions and fee income from the Company’s variable insurance products. The actual current year DRD can vary from the estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distributions from these mutual funds, appropriate levels of taxable income, as well as the utilization of capital loss carryforwards at the mutual fund level.

Adoption of New Accounting Standards
Hartford Life’s employees are included in The Hartford 2005 Incentive Stock Plan and The Hartford Employee Stock Purchase Plan.
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supercedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires all companies to recognize compensation costs for share-based payments to employees based on the grant-date fair value of the award. The Company adopted SFAS 123R effective January 1, 2006 using the prospective method and therefore prior period amounts have not been restated. In January 2003, the Company began expensing all stock-based compensation awards granted or modified after January 1, 2003 under the fair value recognition provisions of SFAS 123 and therefore the adoption of SFAS 123R did not have a material effect on the Company’s financial position or results of operations and is not expected to have a material effect on future operations. The Company recognized an immaterial effect of adoption as of January 1, 2006 to reverse expense previously recognized on awards expected to be forfeited, as required under SFAS 123R.
2. Segment Information
The Company is organized into four reportable operating segments: Retail Products Group (“Retail”), Retirement Plans, Institutional Solutions Group (“Institutional”) and Individual Life.
The accounting policies of the reportable operating segments are the same as those described in the summary of significant accounting policies in Note 1. Life evaluates performance of its segments based on revenues, net income and the segment’s return on allocated capital. The Company charges direct operating expenses to the appropriate segment and allocates the majority of indirect expenses to the segments based on an intercompany expense arrangement. Intersegment revenues primarily occur between Life’s Other category and the operating segments. These amounts primarily include interest income on allocated surplus, interest charges on excess separate account surplus, the allocation of certain net realized capital gains and losses and the allocation of credit risk charges. For a discussion of segment allocations, see Note 3 of Notes to the Consolidated Financial Statements included in Hartford Life’s 2005 Form 10-K Annual Report.
The positive (negative) impact on realized gains and losses of the segments for allocated interest related realized gains and losses and the credit-risk charges were as follows:

	Three Months Ended
	March 31,
	2006	2005

Retail
Realized gains (losses)	$9	$9
Credit risk charge	(6)	(6)
Retirement Plans
Realized gains (losses)	2	2
Credit risk charge	(2)	(2)
Institutional
Realized gains (losses)	4	3
Credit risk charge	(6)	(5)
Individual Life
Realized gains (losses)	3	2
Credit risk charge	(1)	(1)
Other
Realized gains (losses)	(18)	(16)
Credit risk charge	15	14

Total	$—	$—

The following tables represent summarized financial information concerning the Company’s segments.

	Three Months Ended
Revenues	March 31,
	2006	2005
Retail	$666	$626
Retirement Plans	134	110
Institutional	512	294
Individual Life	251	241
Other	60	169

Total revenues [1]	$1,623	$1,440

[1]	Amounts include net realized capital (losses) gains of $(44) and $77 for the three months ended March 31, 2006 and 2005, respectively.

	Three Months Ended
Net Income	March 31,
	2006	2005

Retail	$140	$103
Retirement Plans	19	15
Institutional	20	20
Individual Life	42	36
Other	38	67

Total net income	$259	$241

3. Investments and Derivative Instruments

	As of March 31, 2006				As of December 31, 2005
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Bonds and Notes
Asset-backed securities (“ABS”)	$6,382	$46	$(75)	$6,353	$6,383	$44	$(73)	$6,354
Collateralized mortgage obligations (“CMOs”)
Agency backed	696	2	(9)	689	657	3	(4)	656
Non-agency backed	95	—	—	95	107	—	—	107
Commercial mortgage-backed securities (“CMBS”)
Agency backed	53	—	(1)	52	53	1	—	54
Non-agency backed	8,547	110	(139)	8,518	8,258	158	(85)	8,331
Corporate	21,442	762	(432)	21,772	21,179	1,098	(226)	22,051
Government/Government agencies
Foreign	640	34	(7)	667	646	43	(4)	685
United States	609	9	(8)	610	435	23	(2)	456
Mortgage-backed securities (“MBS”) –U.S. Government/Government agencies	2,007	2	(57)	1,952	2,559	6	(39)	2,526
States, municipalities and political subdivisions	930	14	(25)	919	926	47	(4)	969
Redeemable preferred stock	5	—	—	5	6	—	—	6
Short-term investments	1,487	—	—	1,487	1,047	—	—	1,047

Total fixed maturities	$42,893	$979	$(753)	$43,119	$42,256	$1,423	$(437)	$43,242

Derivative Instruments
The Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards, futures and options through one of four Company-approved objectives: to hedge risk arising from interest rate, equity market, price or currency exchange rate risk or volatility; to manage liquidity; to control transaction costs; or to enter into replication transactions.
On the date the derivative contract is entered into, the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability (“fair value” hedge), (2) a hedge of the variability of cash flows of a forecasted transaction or of amounts to be received or paid related to a recognized asset or liability (“cash flow” hedge), (3) a foreign-currency fair value or cash flow hedge (“foreign-currency” hedge), (4) a hedge of a net investment in a foreign operation (“net investment” hedge) or (5) held for other investment and risk management purposes, which primarily involve managing asset or liability related risks which do not qualify for hedge accounting.
The Company’s derivative transactions are used in strategies permitted under the derivatives use plans filed and/or approved, as applicable, by the State of Connecticut and the State of New York insurance departments. The Company does not make a market or trade in these instruments for the express purpose of earning short-term trading profits.
For a detailed discussion of the Company’s use of derivative instruments, see Notes 2 and 4 of Notes to Consolidated Financial Statements included in Hartford Life Insurance Company’s 2005 Form 10-K Annual Report.
Derivative instruments are recorded in the condensed consolidated balance sheets at fair value. Asset and liability values are determined by calculating the net position for each derivative counterparty by legal entity and are presented as follows:

	March 31, 2006		December 31, 2005
		Liability		Liability
	Asset Values	Values	Asset Values	Values

Other investments	$141	$—	$159	$—
Reinsurance recoverables	—	29	—	17
Other policyholder funds and benefits payable	210	—	80	—
Other liabilities	—	503	—	390

Total	$351	$532	$239	$407

The following table summarizes the notional amount and fair value of derivatives by hedge designation as of March 31, 2006 and December 31, 2005. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and are not necessarily reflective of credit risk. The fair value amounts of derivative assets and liabilities are presented on a net basis in the following table.

	March 31, 2006		December 31, 2005
	Notional		Notional
	Amount	Fair Value	Amount	Fair Value

Cash flow hedge	$6,089	$(326)	$6,221	$(248)
Fair value hedge	2,126	11	1,707	(1)
Other investment and risk management activities	74,366	134	70,065	81

Total	$82,581	$(181)	$77,993	$(168)

The increase in notional amount since December 31, 2005, is primarily due to an increase in derivatives associated with guaranteed minimum withdrawal benefit (“GMWB”) product sales as well as an increase in the reinsurance of the guaranteed minimum income benefit (“GMIB”) product. The decrease in net fair value of derivative instruments since December 31, 2005, is primarily related to interest rate swaps and the Japanese fixed annuity hedging instruments resulting primarily from rising interest rates, partially offset by an increase in the fair value of the reinsurance contract associated with GMIB primarily due to positive net Japanese variable annuity sales as well as favorable returns of the underlying funds supporting the variable annuity product sold in Japan. In addition, there was an increase in the fair value of GMWB related derivatives primarily resulting from an increase in notional.
The Company offers certain variable annuity products with a GMWB rider, which is accounted for as an embedded derivative. The Company also reinsures 100% of the risks associated with the in-force and prospective GMIB riders on the variable annuity business issued by HLIKK, a wholly-owned subsidiary of Hartford Life. For further discussion of these products, refer to Note 5 of Notes to Condensed Consolidated Financial Statements.
For the three months ended March 31, 2006, after-tax net gains (losses) representing the total ineffectiveness of all cash flow hedges and fair value hedges were $(5) and less than $1, respectively. For the three months ended March 31, 2005, after-tax net gains and losses representing the total ineffectiveness of all cash flow hedges and fair value hedges were $(2) and less than $l, respectively. For the three months ended March 31, 2006 and 2005, there were no after-tax net gains and losses representing the total ineffectiveness of net investment hedges.
The total change in value for derivative-based strategies that do not qualify for hedge accounting treatment, including periodic net coupon settlements, are reported in net realized capital gains and losses. For the three months ended March 31, 2006 and 2005, the Company recognized an after-tax net gain or loss of $(12) and $3, respectively, for derivative-based strategies which do not qualify for hedge accounting treatment. Net realized capital losses were recognized for the three months ended March 31, 2006, as compared to net realized capital gains for the three months ended March 31, 2005, primarily due to losses associated with the Japanese fixed annuity contract hedges, GMWB related derivatives and non-qualifying interest rate swaps, partially offset by gains related to the reinsurance of GMIB.
As of March 31, 2006, the after-tax deferred net gains on derivative instruments recorded in accumulated other comprehensive income (loss) (“AOCI”) that are expected to be reclassified to earnings during the next twelve months are $(3). This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is twenty-four months. For the three months ended March 31, 2006 and 2005, the Company had less than $1 of net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
4. Deferred Policy Acquisition Costs and Present Value of Future Profits
Changes in deferred policy acquisition costs and present value of future profits is as follows:

	2006	2005

Balance , January 1	$7,101	$6,453
Capitalization	322	310
Amortization – Deferred policy acquisition costs and present value of future profits	(228)	(231)
Adjustments to unrealized gains and losses on securities available-for-sale and other	240	236

Balance, March 31	$7,435	$6,768

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
Changes in the gross guaranteed minimum death benefit (“GMDB”) liability balance sold with annuity products are as follows:

GMDB [1]
Liability balance as of January 1, 2006	$158
Incurred	34
Paid	(29)

Liability balance as of March 31, 2006	$163

[1]	The reinsurance recoverable asset related to the U.S. GMDB was $38 as of March 31, 2006.

GMDB [1]
Liability balance as of January 1, 2005	$174
Incurred	32
Paid	(38)

Liability balance as of March 31, 2005	$168

[1]	The reinsurance recoverable asset, related to the U.S. GMDB was $55 as of March 31, 2005.
The net GMDB liability is established by estimating the expected value of net reinsurance costs and death benefits in excess of the projected account balance. The excess death benefits and net reinsurance costs are recognized ratably over the accumulation period based on total expected assessments. The GMDB liabilities are recorded in Future Policy Benefits on the Company’s balance sheet. Changes in the GMDB liability are recorded in Benefits, Claims and Claim Adjustment Expenses on the Company’s statement of income. The Company regularly evaluates estimates used and adjusts the additional liability balances, with a related charge or credit to benefit expense.

The following table provides details concerning GMDB exposure as of March 31, 2006:
Breakdown of Individual Variable and Group Annuity Account Value by GMDB Type

			Retained Net	Weighted Average
	Account	Net Amount	Amount	Attained Age of
Maximum anniversary value (MAV) [1]	Value	at Risk	at Risk	Annuitant

MAV only	$57,174	$4,488	$440	64
With 5% rollup [2]	4,040	436	81	63
With Earnings Protection Benefit Rider (EPB) [3]	5,499	379	72	60
With 5% rollup & EPB	1,453	140	31	62

Total MAV	68,166	5,443	624
Asset Protection Benefit (APB) [4]	29,845	27	15	61
Lifetime Income Benefit (LIB) [5]	924	1	1	59
Reset [6] (5-7 years)	7,326	365	365	65
Return of Premium [7]/Other	9,438	35	34	49

Total at March 31, 2006	$115,699	$5,871	$1,039	62

[1]	MAV: the death benefit is the greatest of current account value, net premiums paid and the highest account value on any anniversary before age 80 (adjusted for withdrawals).

[2]	Rollup: the death benefit is the greatest of the MAV, current account value, net premium paid and premiums (adjusted for withdrawals) accumulated at generally 5% simple interest up to the earlier of age 80 or 100% of adjusted premiums.

[3]	EPB: the death benefit is the greatest of the MAV, current account value, or contract value plus a percentage of the contract’s growth. The contract’s growth is account value less premiums net of withdrawals, subject to a cap of 200% of premiums net of withdrawals.

[4]	APB: the death benefit is the greater of current account value or MAV, not to exceed current account value plus 25% times the greater of net premiums and MAV (each adjusted for premiums in the past 12 months).

[5]	LIB: the death benefit is the greater of current account value or MAV, net premiums paid, or a benefit amount that rachets over time, generally based on market performance.

[6]	Reset: the death benefit is the greatest of current account value, net premiums paid and the most recent five to seven year anniversary account value before age 80 (adjusted for withdrawals).

[7]	Return of premium: the death benefit is the greater of current account value and net premiums paid.
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
As of March 31, 2006 and December 31, 2005, the embedded derivative asset recorded for GMWB, before reinsurance or hedging, was $73 and $8, respectively. As of March 31, 2006 and December 31, 2005, the increase (decrease) in value of the GMWB, before reinsurance and hedging, reported in realized gains was $84 and $19, respectively. There were no payments made for the GMWB during 2006 or 2005.
Prior to September 2005, the risk of loss associated with GMWB was 100% reinsured to both external and related parties. During September 2005, the Company recaptured the reinsurance agreement with the related party. As of March 31, 2006, $29.4 billion, or 72% of account value representing substantially all of the contracts written after July 2003, with the GMWB feature, were unreinsured. In order to minimize the volatility associated with the unreinsured GMWB liabilities, the Company has established an alternative risk management strategy. As part of the recapture, the Company received derivative instruments used to hedge its unreinsured GMWB exposure including interest rate futures, Standard and Poor’s (“S&P”) 500 and NASDAQ index options, and futures contracts and Europe, Australasia and Far East (“EAFE”) Index swaps to hedge GMWB exposure to international equity markets. The GRB as of March 31, 2006 and December 31, 2005 was $33.4 billion and $31.8 billion, respectively
A contract is ‘in the money’ if the contract holder’s GRB is greater than the account value. For contracts that were ‘in the money’ the Company’s exposure, as of March 31, 2006 and December 31, 2005, was $7 and $8, respectively. However, the only ways the contract holder can monetize the excess of the GRB over the account value of the contract is upon death or if their account value is reduced to zero through a combination of a series of withdrawals that do not exceed a specific percentage of the premiums paid per year and market declines. If the account value is reduced to zero, the contract holder will receive a period certain annuity equal to the remaining GRB. As the amount of the excess of the GRB over the account value can fluctuate with equity market returns on a daily basis the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than $7.
6 . Commitments and Contingencies
Litigation
The Hartford is involved in claims litigation arising in the ordinary course of business, both as a liability insurer defending third-party claims brought against insureds and as an insurer defending coverage claims brought against it. The Hartford accounts for such activity through the establishment of unpaid claim and claim adjustment expense reserves. Management expects that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition, results of operations or cash flows of the Company.
The Hartford is also involved in other kinds of legal actions, some of which assert claims for substantial amounts. These actions include, among others, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, underpayment of claims or improper underwriting practices in connection with life insurance policies; improper sales practices in connection with the sale of life insurance and other investment products; and improper fee arrangements in connection with mutual funds. The Hartford also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to the consolidated financial condition of the Company. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated results of operations or cash flows in particular quarterly or annual periods.
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
The Hartford is also a defendant in a multidistrict litigation in federal district court in New Jersey. There are two consolidated amended complaints filed in the multidistrict litigation, one related to alleged conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. The Hartford and various of its subsidiaries are named in both complaints. The actions assert, on behalf of a class of persons who purchased insurance through the broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”),

state law, and in the case of the group benefits complaint, claims under ERISA arising from conduct similar to that alleged in the NYAG Complaint. The class period alleged is 1994 through the date of class certification, which has not yet occurred. The complaints seek treble damages, injunctive and declaratory relief, and attorneys’ fees. Motions to dismiss the two consolidated amended complaints are pending. The Hartford also has been named in two similar actions filed in state courts, which the defendants have removed to federal court. Those actions currently are transferred to the court presiding over the multidistrict litigation. In addition, The Hartford was joined as a defendant in an action by the California Commissioner of Insurance alleging similar conduct by various insurers in connection with the sale of group benefits products. The Commissioner’s action asserts claims under California insurance law and seeks injunctive relief only. The Hartford disputes the allegations in all of these actions and intends to defend the actions vigorously.
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
The SEC’s Division of Enforcement and the New York Attorney General’s Office are investigating aspects of The Hartford’s variable annuity and mutual fund operations related to market timing. The Hartford continues to cooperate fully with the SEC and the New York Attorney General’s Office in these matters. The Hartford’s mutual funds are available for purchase by the separate accounts of different variable universal life insurance policies, variable annuity products, and funding agreements, and they are offered directly to certain qualified retirement plans. Although existing products contain transfer restrictions between subaccounts, some products, particularly older variable annuity products, do not contain restrictions on the frequency of transfers. In addition, as a result of the settlement of litigation against The Hartford with respect to certain owners of older variable annuity contracts, The Hartford’s ability to restrict transfers by these owners has, until recently, been limited. The Hartford has executed an agreement with the parties to the previously settled litigation which, together with separate agreements between these contract owners and their broker, has resulted in the exchange or surrender of all of the variable annuity contracts that were the subject of the previously settled litigation.
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
To date, none of the SEC’s and New York Attorney General’s market timing investigation, the SEC’s directed brokerage investigation, or the New York Attorney General’s and Connecticut Attorney General’s single premium group annuity investigation has resulted in the initiation of any formal action against The Hartford by these regulators. However, The Hartford believes that the SEC, the New York Attorney General’s Office, and the Connecticut Attorney General’s Office are likely to take some action against The Hartford at the conclusion of the respective investigations. The Hartford is engaged in active discussions with the SEC, the New York Attorney General’s Office and the Connecticut Attorney General’s Office. The potential timing of any resolution of any of these matters or the initiation of any formal action by any of these regulators is difficult to predict. Hartford Life recorded a charge of $102, after tax, in 2005, of which $14, after tax, was attributed to the Company, to establish a reserve for the market timing, directed brokerage and single premium group annuity matters and, based on recent developments, Hartford Life recorded an additional charge of $7, after tax, in the first quarter of 2006, none of which was attributed to the Company, to increase the reserve. This reserve is an estimate; in view of the uncertainties regarding the outcome of these regulatory investigations, as well as the tax-deductibility of payments, it is possible that the ultimate cost to Hartford Life of these matters could exceed the reserve by an amount that would have a material adverse effect on Hartford Life’s consolidated results of operations or cash flows in a particular quarterly or annual period. It is reasonably possible that the Company may ultimately be liable for all or a portion of the ultimate cost to Hartford Life in excess of the $14 already attributed to the Company. However, the ultimate liability of the Company is not reasonably estimable at this time.
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
On July 14, 2005, The Hartford received an additional subpoena from the Connecticut Attorney General’s Office concerning The Hartford’s structured settlement business. This subpoena requests information about The Hartford’s sale of annuity products for structured settlements, and about the ways in which brokers are compensated in connection with the sale of these products. The Hartford is cooperating fully with the Connecticut Attorney General’s Office in these matters.
The Hartford has received a request for information from the New York Attorney General’s Office about issues relating to the reporting of workers’ compensation premium. The Hartford is cooperating fully with the New York Attorney General’s Office in this matter.
7. Stock Compensation Plans
Hartford Life’s employees are included in The Hartford 2005 Incentive Stock Plan and The Hartford Employee Stock Purchase Plan.
The Hartford has two primary stock-based compensation plans which are described below. Shares issued in satisfaction of stock-based compensation may be made available from authorized but unissued shares, shares held by The Hartford in treasury or from shares purchased in the open market. The Hartford typically issues new shares in satisfaction. Hartford Life was allocated expense of $7 and $5 for the three months ended March 31, 2006 and 2005, respectively. Hartford Life’s income tax benefit recognized for stock-based compensation plans was $2 and $2 for the quarters ended March 31, 2006 and 2005, respectively. Hartford Life did not capitalize any cost of stock-based compensation.
Stock Plan
In 2005, the shareholders of The Hartford approved The Hartford 2005 Incentive Stock Plan (the “2005 Stock Plan”), which superseded and replaced The Hartford Incentive Stock Plan and The Hartford Restricted Stock Plan for Non-employee Directors. The terms of the 2005 Stock Plan are substantially similar to the terms of these superseded plans. The 2005 Stock Plan provides for awards to be granted in the form of non-qualified or incentive stock options qualifying under Section 422A of the Internal Revenue Code, stock appreciation rights, restricted stock units, restricted stock, performance shares, or any combination of the foregoing.
The fair values of awards granted under the 2005 Stock Plan are measured as of the grant date and expensed ratably over the awards’ vesting periods, generally three years. For stock option awards granted or modified in 2006 and later, the Company began expensing awards to retirement-eligible employees hired before January 1, 2002 immediately or over a period shorter than the stated vesting period because the employees receive accelerated vesting upon retirement and therefore the vesting period is considered non-substantive. For the three months ended March 31, 2005, the Company would have recognized an immaterial amount of additional stock-based compensation expense if it had been accelerating expense for all awards to retirement-eligible employees entitled to accelerated vesting. All awards provide for accelerated vesting upon a change in control of The Hartford as defined in the 2005 Stock Plan.
Stock Option Awards
Under the 2005 Stock Plan, all options granted have an exercise price equal to the market price of The Hartford’s common stock on the date of grant, and an option’s maximum term is ten years and two days. Certain options become exercisable over a three year period commencing one year from the date of grant, while certain other options become exercisable upon the attainment of specified market price appreciation of The Hartford’s common shares. For any year, no individual employee may receive an award of options for more than 1,000,000 shares. As of December 31, 2005, The Hartford had not issued any incentive stock options under any plans.
For all options granted or modified on or after January 1, 2004, The Hartford uses a hybrid lattice/Monte-Carlo based option valuation model (the “valuation model”) that incorporates the possibility of early exercise of options into the valuation. The valuation model also incorporates The Hartford’s historical termination and exercise experience to determine the option value. For these reasons, The Hartford believes the valuation model provides a fair value that is more representative of actual experience than the value calculated under the Black-Scholes model which The Hartford used prior to January 1, 2004.
Share Awards
Share awards are valued equal to the market price of The Hartford’s common stock on the date of grant, less a discount for those awards that do not provide for dividends during the vesting period. Share awards granted under the 2005 Plan and outstanding include restricted stock units, restricted stock and performance shares. Generally, restricted stock units vest after three years and restricted stock vests in three to five years. Performance shares become payable within a range of 0% to 200% of the number of shares initially granted based upon the attainment of specific performance goals achieved over a specified period, generally three years. On a cumulative basis, no more than 20% of the aggregate number of shares which may be awarded under the 2005 Stock Plan are available for restricted stock units, restricted stock and performance shares. Also, the maximum award of restricted stock units, restricted stock or performance shares for any individual employee in any year is 200,000 shares or units.
Employee Stock Purchase Plan
In 1996, Hartford established The Hartford Employee Stock Purchase Plan (“ESPP”). Under this plan, eligible employees of The Hartford may purchase common stock of The Hartford at a 15% discount from the lower of the closing market price at the beginning or end of the quarterly offering period. Employees purchase a variable number of shares of stock through payroll deductions elected as of the beginning of each quarter. The per share fair value is estimated based on the 15% discount off of the beginning stock price plus the value of three-month European call and put options on shares of stock at the beginning stock price calculated using the Black-Scholes model.

8. Transactions with Affiliates
Transactions of the Company with Hartford Fire Insurance Company, Hartford Holdings and its affiliates relate principally to tax settlements, reinsurance, insurance coverage, rental and service fees, payment of dividends and capital contributions. In addition, certain affiliated insurance companies purchased group annuity contracts from the Company to fund pension costs and claim annuities to settle casualty claims. Substantially all general insurance expenses related to the Company, including rent and employee benefit plan expenses, are initially paid by The Hartford. Direct expenses are allocated to the Company using specific identification, and indirect expenses are allocated using other applicable methods. Indirect expenses include those for corporate areas which, depending on type, are allocated based on either a percentage of direct expenses or on utilization.
Effective July 7, 2003, the Company and its subsidiary, Hartford Life and Annuity Insurance Company (“HLAI”) entered into an indemnity reinsurance arrangement with Hartford Life and Accident Company (“HLA”). Through this arrangement, both the Company and HLAI automatically ceded 100% of the GMWB’s incurred on variable annuity contracts issued between July 7, 2003 through September 2005 that were otherwise not reinsured. The Company and HLAI, in total, ceded approximately $120 of premiums to HLA during this period. During September 2005, the Company and HLAI recaptured this indemnity reinsurance arrangement from HLA. The Company and HLAI, combined, paid cash in the amount of $63, received hedging assets with a fair value of $182 and extinguishment of a reinsurance recoverable liability of $36, resulting in a capital contribution of $155.
During the third quarter of 2004, Hartford Life introduced fixed MVA annuity products to provide a diversified product portfolio to customers in Japan. The yen based MVA product is written by Hartford Life Insurance, K.K. (“HLIKK”) a wholly owned Japanese subsidiary of Hartford Life and subsequently reinsured to the Company. As of March 31, 2006, $1,545 of the account value had been assumed by the Company.
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
Effective August 31, 2005, HLAI entered into a reinsurance agreement with HLIKK (the “Reinsurance Agreement”). Through the Reinsurance Agreement, HLIKK agreed to cede and HLAI agreed to reinsure 100% of the risks associated with the in-force and prospective GMIB riders issued by HLIKK on its variable annuity business. In connection with accepting the GMIB risk for the in-force riders, HLAI received fees collected since inception by HLIKK related to the in-force riders of $25. Prospectively, HLAI will receive the rider fee (currently, approximately 26 basis points) collected by HLIKK and payable monthly in arrears. Depending on the underlying contract form, benefits are paid from HLAI to HLIKK either on the guaranteed annuity commencement date, when the contract holder’s account value is less than the present value of minimum guaranteed annuity payments, or alternatively, during the annuitization phase, when the contract holder’s account value is reduced to zero or upon death of the contract holder.
While the form of the Reinsurance Agreement between HLAI and HLIKK is reinsurance, in substance and for accounting purposes the agreement is a free standing derivative. As such, the Reinsurance Agreement is recorded at fair value on the Company’s balance sheet, with prospective changes in fair value recorded in earnings. The methodology for calculating the value of the reinsurance derivative is consistent with the methodology used by the Company in valuing the guaranteed minimum withdrawal benefit rider sold with U.S. variable annuities. The calculation uses risk neutral Japanese capital market assumptions and includes estimates for dynamic policyholder behavior. The resulting reinsurance derivative value in Japanese Yen is converted to U.S. dollars at the spot rate. Should actual policyholder behavior or capital markets experience emerge differently from these estimates, the resulting impact on the value of the reinsurance derivative could be material to earnings.
As of August 31, 2005, the effective date of the agreement, the reinsurance derivative liability recorded by the Company was $15. As described above, in connection with accepting the reinsurance derivative, the Company received $25 in cash. The difference between the fair value of the reinsurance derivative and the cash received was recorded as an in substance capital contribution of $10 from a related party. Subsequent cohorts, as ceded, representing new business written with the GMIB rider, will be recorded in a manner similar to the in-force block. The initial fair value of the derivative associated with new business will be recorded as an in substance capital contribution or distribution between these related parties. As of March 31, 2006, the fair value of the reinsurance derivative was an asset of $137. During the three months ended March 31, 2006, the Company recorded a net capital contribution of $1 and a pre-tax realized gain of $77, representing the change in fair value of the reinsurance derivative.
9. Sale of Affiliate
On March 2, 2006, Hartford Life Insurance Company completed the sale of Servus Life Insurance Company to XL Life and Annuity Holding Company and received cash in the amount of approximately $15.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in millions, unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Hartford Life Insurance Company and its subsidiaries (“Hartford Life Insurance Company”, “Life” or the “Company”) as of March 31, 2006, compared with December 31, 2005, and its results of operations for the three months ended March 31, 2006 compared with the equivalent period in 2005. This discussion should be read in conjunction with the MD&A in Hartford Life Insurance Company’s 2005 Form 10-K Annual Report.
Certain of the statements contained herein are forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company’s control and have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in Part II, Item 1A, Risk Factors. These factors include: the possible occurrence of terrorist attacks; the response of reinsurance companies under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect the Company against losses; changes in the stock markets, interest rates or other financial markets, including the potential effect on the Company’s statutory capital levels; the inability to effectively mitigate the impact of equity market volatility on the Company’s financial position and results of operations arising from obligations under annuity product guarantees; the Company’s potential exposure arising out of regulatory proceedings or private claims relating to incentive compensation or payments made to brokers or other producers and alleged anti-competitive conduct; the uncertain effect on the Company of regulatory and market-driven changes in practices relating to the payment of incentive compensation to brokers and other producers, including changes that have been announced and those which may occur in the future; the possibility of unfavorable loss development; stronger than anticipated competitive activity; unfavorable judicial or legislative developments; the potential effect of domestic and foreign regulatory developments, including those which could increase the Company’s business costs and required capital levels; the possibility of general economic and business conditions that are less favorable than anticipated; the Company’s ability to distribute its products through distribution channels, both current and future; the uncertain effects of emerging claim and coverage issues; a downgrade in the Company’s financial strength or credit ratings; the ability of the Company’s subsidiaries to pay dividends to the Company; the ability to recover the Company’s systems and information in the event of a disaster or other unanticipated event; and other factors described in such forward-looking statements.

OVERVIEW
The Company has four reportable operating segments: Retail Products Group (“Retail”), Retirement Plans, Institutional Solutions Group (“Institutional”) and Individual Life. The Company provides investment and retirement products such as variable and fixed MVA annuities, retirement plan services and other institutional investment products. such as structured settlements; individual and private placement life insurance (“PPLI”) and products including variable universal life, universal life, interest sensitive whole life and term life.
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
The SEC’s Division of Enforcement and the New York Attorney General’s Office are investigating aspects of The Hartford’s variable annuity and mutual fund operations related to market timing. The Hartford continues to cooperate fully with the SEC and the New York Attorney General’s Office in these matters. The Hartford’s mutual funds are available for purchase by the separate accounts of different variable universal life insurance policies, variable annuity products, and funding agreements, and they are offered directly to certain qualified retirement plans. Although existing products contain transfer restrictions between subaccounts, some products, particularly older variable annuity products, do not contain restrictions on the frequency of transfers. In addition, as a result of the settlement of litigation against The Hartford with respect to certain owners of older variable annuity contracts, The Hartford’s ability to restrict transfers by these owners has, until recently, been limited. The Hartford has executed an agreement with the parties to the previously settled litigation which, together with separate agreements between these contract owners and their broker, has resulted in the exchange or surrender of all of the variable annuity contracts that were the subject of the previously settled litigation.
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
To date, none of the SEC’s and New York Attorney General’s market timing investigation, the SEC’s directed brokerage investigation, or the New York Attorney General’s and Connecticut Attorney General’s single premium group annuity investigation has resulted in the initiation of any formal action against The Hartford by these regulators. However, The Hartford believes that the SEC, the New York Attorney General’s Office, and the Connecticut Attorney General’s Office are likely to take some action against The Hartford at the conclusion of the respective investigations. The Hartford is engaged in active discussions with the SEC, the New York Attorney General’s Office and the Connecticut Attorney General’s Office. The potential timing of any resolution of any of these matters or the initiation of any formal action by any of these regulators is difficult to predict. Hartford Life recorded a charge of $102, after tax, in 2005, of which $14, after tax, was attributed to the Company, to establish a reserve for the market timing, directed brokerage and single premium group annuity matters and, based on recent developments, Hartford Life recorded an additional charge of $7, after tax, in the first quarter of 2006, none of which was attributed to the Company, to increase the reserve. This reserve is an estimate; in view of the uncertainties regarding the outcome of these regulatory investigations, as well as the tax-deductibility of payments, it is possible that the ultimate cost to Hartford Life of these matters could exceed the reserve by an amount that would have a material adverse effect on Hartford Life’s consolidated results of operations or cash flows in a particular quarterly or annual period. It is reasonably possible that the Company may ultimately be liable for all or a portion of the ultimate cost to Hartford Life in excess of the $14 already attributed to the Company. However, the ultimate liability of the Company is not reasonably estimable at this time.
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
On July 14, 2005, The Hartford received an additional subpoena from the Connecticut Attorney General’s Office concerning The Hartford’s structured settlement business. This subpoena requests information about The Hartford’s sale of annuity products for structured settlements, and about the ways in which brokers are compensated in connection with the sale of these products. The Hartford is cooperating fully with the Connecticut Attorney General’s Office in these matters.
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
The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: deferred policy acquisition costs and present value of future profits; valuation of guaranteed minimum withdrawal and income benefits; evaluation of other-than-temporary impairments on available-for-sale securities; and contingencies relating to corporate litigation and regulatory matters. In developing these estimates management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements. For a discussion of each of these critical accounting estimates, see MD&A in the Company’s 2005 Form 10-K Annual Report.
Deferred Policy Acquisition Costs and Present Value of Future Profits Associated with Variable Annuity and Other Universal Life-Type Contracts
Accounting Policy and Assumptions
The Company’s policy acquisition costs include commissions and certain other expenses that vary with and are primarily associated with acquiring business. Present value of future profits is an intangible asset recorded upon applying purchase accounting in an acquisition of a life insurance company. Deferred policy acquisition costs and the present value of future profits intangible asset are amortized in the same way. Both are amortized over the estimated life of the contracts acquired, generally 20 years. Within the following discussion, deferred policy acquisition costs and the present value of future profits intangible asset will be referred to as “DAC”. At March 31, 2006 and December 31, 2005, the carrying value of the Company’s DAC asset was $7.4 billion and $7.1 billion, respectively.
The Company amortizes DAC related to traditional policies (term, whole life and group insurance) over the premium-paying period in proportion to the present value of annual expected premium income. The Company amortizes DAC related to investment contracts and universal life-type contracts (including individual variable annuities) using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of estimated gross profits (“EGPs”). The Company uses other measures for amortizing DAC, such as gross costs, as a replacement for EGPs when EGPs are expected to be negative for multiple years of the contract’s life. The Company also adjusts the DAC balance, through other comprehensive income, by an amount that represents the amortization of DAC that would have been required as a charge or credit to operations had unrealized gains and losses on investments been realized. Actual gross profits, in a given reporting period, that vary from management’s initial estimates result in increases or decreases in the rate of amortization, commonly referred to as a “true-up”, which are recorded in the current period. The true-up recorded for the three months ended March 31, 2006 and 2005, was an increase to amortization of $12 and $4, respectively.
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
As of March 31, 2006, the present value of the EGPs used in the DAC amortization models, for variable annuities and variable universal life business, fell within the Company’s parameters. Therefore, the Company did not revise the separate account return assumption, the account value or any other assumptions, in those DAC amortization models, for 2005 and prior cohorts.
The Company performs analyses with respect to the potential impact of an unlock. To illustrate the effects of an unlock, assume the Company had concluded that a revision to previously projected account values and the related EGPs was required as of March 31, 2006. If the Company assumed a separate account return assumption of 7.6% and used its current best estimate assumptions for all products to project account values forward from the current account value to reproject future EGPs, the estimated increase to amortization (a decrease to net income) for all businesses would be approximately $55-$65, after-tax. If, instead, the Company assumed a separate account return assumption of 8.6% or 6.6%, the estimated after-tax change in amortization for all businesses would have been an increase (a decrease to net income) of $25-$30 and an increase (a decrease to net income) of $85-$95, respectively.
The Company has estimated that the present value of the EGPs would be likely to remain within the statistical ranges for its U.S. individual variable annuity business if account values were to decline (due to declining separate account return performance, increased lapses or increased mortality) by 17% or less over the next twelve months or increase (due to increasing separate account return performance, decreasing lapses or decreased mortality) by 18% or less over the next twelve months.
Aside from absolute levels and timing of market performance, additional factors that influence unlock determinations include the degree of volatility in separate account fund performance and policyholder shifts in asset allocation within the separate account. The overall return generated by the separate account is dependent on several factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds as well as equity sector weightings. The Company’s overall separate account fund performance has been reasonably correlated to the overall performance of the S&P 500 Index (which closed at 1,295 on March 31, 2006), although no assurance can be provided that this correlation will continue in the future.
The overall recoverability of the DAC asset is dependent on the future profitability of the business. The Company tests the aggregate recoverability of the DAC asset by comparing the amounts deferred to the present value of total EGPs. In addition, the Company routinely stress tests its DAC asset for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced a significant sell-off, as the majority of policyholders’ funds in the separate accounts is invested in the equity market. As of March 31, 2006, the Company believed U.S. individual variable annuity separate account assets could fall, through a combination of negative market returns, lapses and mortality, by at least 44% before portions of its DAC asset would be unrecoverable.
Other Critical Accounting Estimates
There have been no material changes to the Company’s other critical accounting estimates since the filing of the Company’s 2005 Form 10-K Annual Report.

CONSOLIDATED RESULTS OF OPERATIONS
The following provides a summary of the significant factors used by management to assess the performance of the business. For a complete discussion of these factors see the MD&A in the Company’s 2005 Form 10-K Annual Report.
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

	As of and For the
	Three Months Ended
	March 31,

Product/Key Indicator Information	2006	2005

Individual Variable Annuities
Account value, beginning of period	$105,314	$99,617
Net flows	(828)	406
Change in market value and other	4,209	(1,952)

Account value, end of period	$108,695	$98,071

Retirement Plans
Account value, beginning of period	$19,317	$16,493
Net flows	854	677
Change in market value and other	294	(224)

Account value, end of period	$20,465	$16,946

Individual Life Insurance
Variable universal life account value, end of period	$6,191	$5,249
Total life insurance inforce	$148,915	$136,716
S&P 500 Index
Period end closing value	1,295	1,181
Daily average value	1,284	1,192

•	The increase in the variable annuity account values can be attributed to market growth over the past four quarters. Net flows for the variable annuity business have decreased from prior year levels resulting from higher surrenders due to increased competition.
•	Changes in market value are based on market conditions and investment management performance.
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
•	Net investment income and interest credited on general account assets in Retail declined for the three months ended March 31, 2006 due to lower assets under management from surrenders on market value adjusted (“MVA”) fixed annuity products at the end of their guarantee period. Also contributing to the decline were transfers within variable annuity products from the general account option to separate account funds.
•	Net investment income and interest credited on general account assets in Institutional increased as a result of the Company’s funding agreement backed Investor Notes program partially offset by surrenders in the PPLI business.
Expenses
There are three major categories for expenses: benefits and claims, insurance operating costs and expenses, and amortization of deferred policy acquisition costs and the present value of future profits.

	For the Three Months
	Ended March 31,

Retail	2006		2005

General insurance expense ratio (individual annuity)	15.4	bps	17.8	bps
DAC amortization ratio (individual annuity)	53.7%		58.0%
Individual Life

Death benefits	$62		$59
Insurance expenses, net of deferrals	$40		$38

•	Asset growth and lower contract maintenance expenses for the three months ended March 31, 2006 decreased individual annuity’s expense ratio to a level lower than previous quarters. Additionally, the expense ratio continued to benefit from the Company’s disciplined expense management and economies of scale in the variable annuity business. Management expects the 2006 full year ratio to be between 17-19 bps.
•	The ratio of individual annuity DAC amortization over income before taxes and DAC amortization declined for the three months ended March 31, 2006 as a result of higher gross profits.
•	Individual Life death benefits increased for the three months ended March 31, 2006 due to unfavorable mortality experience and larger insurance inforce.

	Three Months Ended
	March 31,
Operating Summary	2006	2005	Change

Fee income	$737	$682	8%
Earned premiums	274	58	NM
Net investment income	656	623	5%
Net realized capital (losses) gains	(44)	77	(157)%

Total revenues	1,623	1,440	13%

Benefits, claims, and claim adjustment expenses	897	678	32%
Insurance operating costs and other expenses	161	209	(22)%
Amortization of deferred policy acquisition costs and present value of future profits	228	231	(1)%

Total benefits, claims and expenses	1,286	1,118	15%

Income before income tax expense	337	322	4%
Income tax expense	78	81	(4)%

Net income	$259	$241	7%

The Company defines “NM” as not meaningful for increases or decreases greater than 200%, or changes from a net gain to a net loss position, or vice versa.
Three months ended March 31, 2006 compared to the three months ended March 31, 2005
The increase in the Company’s net income was due to the following:
•	Net income in Retail increased 36%, principally driven by higher fee income from growth in the variable annuity business as a result of higher account values as compared to the prior year period.

•	Retirement Plans net income increased 27 % primarily driven by 401(k) fees attributable to growth in assets under management.
•	Individual Life earnings increased primarily driven by growth in fee income generated from higher life insurance inforce and account values and revisions to estimates in DAC amortization of $5, which are not expected to recur.
•	In addition, net income was lower in Other due to the following:
•	Net realized capital losses occurred in 2006 compared to net realized capital gains in the prior year period due to increasing interest rates, realized losses from the Japan fixed annuity contract hedges and the realized loss associated with GMWB derivatives, partially offset by the change in the fair value of the GMIB reinsurance derivative.
•	During the first quarter of 2006, the Company achieved favorable settlements in several cases brought against the Company by policyholders regarding their purchase of broad-based leveraged corporate owned life insurance (“leveraged COLI”) policies in the early to mid-1990s.

RETAIL

	Three Months Ended
	March 31,
Operating Summary	2006	2005	Change

Fee income	$464	$418	11%
Earned premiums	(17)	(35)	(51)%
Net investment income	216	240	(10)%
Net realized capital gains	3	3	—

Total revenues	666	626	6%

Benefits, claims, and claim adjustment expenses	207	235	(12)%
Insurance operating costs and other expenses	111	102	9%
Amortization of deferred policy acquisition costs and present value of future profits	187	170	10%

Total benefits, claims and expenses	505	507	--

Income before income tax expense	161	119	35%
Income tax expense	21	16	31%

Net income	$140	$103	36%

Account Values
Individual variable annuity account values	$108,695	$98,071	11%
Individual fixed annuity and other account values	10,069	10,946	(8)%
Other retail product account values	12	15	(20)%

Total account values [1]	$118,776	$109,032	9%

[1] Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.
Three months ended March 31, 2006 compared to the three months ended March 31, 2005
Net income in the Retail segment increased primarily due to improved fee income. Higher fee income was driven by higher assets under management resulting from market growth. A more expanded discussion of earnings can be found below:
•	The increase in fee income in the variable annuity business occurred primarily as result of growth in average account values. The year-over-year increase in average account values can be attributed to market appreciation of $12.7 billion over the past four quarters. Variable annuities had net outflows of $828 for the three months ended March 31, 2006 compared to net inflows of $406 for the prior year period. The net outflows from additional surrender activity was due to increased sales competition, particularly as it relates to guaranteed living benefits offered with variable annuity products.
•	Despite stable general account investment spread income over the past four quarters, net investment income has steadily declined due to an increased level of surrenders and transfers. Over the same period, benefits, claims and claim adjustment expenses have decreased due to a decline in interest credited as older fixed annuity MVA business with higher credited rates matures and either lapses or renews at lower credited rates.
•	Throughout Retail, insurance operating costs and other expenses increased. In addition, variable annuity asset based commissions increased due to an 11% growth in assets under management, as well as an increase in the number of contracts reaching anniversaries when trail commission payments begin.
•	Higher amortization of DAC resulted from higher gross profits due to the positive earning drivers discussed above.

RETIREMENT PLANS

	Three Months Ended
	March 31,
Operating Summary	2006	2005	Change

Fee income	$40	$31	29%
Earned premiums	14	3	NM
Net investment income	80	77	4%
Net realized capital losses	—	(1)	(100)%

Total revenues	134	110	22%

Benefits, claims, and claim adjustment expenses	69	56	23%
Insurance operating costs and other expenses	31	28	11%
Amortization of deferred policy acquisition costs	8	7	14%

Total benefits, claims and expenses	108	91	19%

Income before income tax expense	26	19	37%
Income tax expense	7	4	75%

Net income	$19	$15	27%

Account Values
Governmental account values	$10,427	$9,882	6%
401(k) account values	10,038	7,064	42%

Total account values	$20,465	$16,946	21%

Three months ended March 31, 2006 compared to the three months ended March 31, 2005
Net Income in Retirement Plans increased due to higher earnings in the 401(k) business. Net income for the Government business was relatively stable as a result of modest growth in assets under management.
•	Fee income for 401(k) increased 33% or $8. This increase is mainly attributable to positive net flows of $1.9 billion over the past four quarters resulting from strong sales and increasing ongoing deposits. Total 401(k) deposits and net flows increased by 32% and 27%, respectively.
•	General account spread increased for both 401(k) and Governmental businesses. The increase is attributable to a decrease in the weighted average interest credited rate for both businesses. Overall, an increase in net investment income and the associated interest credited within benefits, claims and claim adjustment expenses, each increased $3 and $3, respectively as a result of 6% growth in general account assets under management.
•	Benefits and claims expense increased due to a large case annuitization in the 401(k) business, resulting in an increase in premiums and reserves of $12.

INSTITUTIONAL

	Three Months Ended
	March 31,
Operating Summary	2006	2005	Change

Fee income	$26	$36	(28)%
Earned premiums	267	82	NM
Net investment income	221	177	25%
Net realized capital losses	(2)	(1)	100%

Total revenues	512	294	74%

Benefits, claims, and claim adjustment expenses	460	250	84%
Insurance operating costs and other expenses	14	10	40%
Amortization of deferred policy acquisition costs	9	6	50%

Total benefits, claims and expenses	483	266	82%

Income before income tax expense	29	28	4%
Income tax expense	9	8	13%

Net income	$20	$20	--%

Account Values
Institutional Investment Product account values [1]	$18,734	$15,209	23%
Private Placement Life Insurance account values	24,216	22,641	7%

Total account values [1]	$42,950	$37,850	13%

[1] Institutional investment product account values include transfers from the Retirement Plans segment of $413 and $178, respectively.
Three months ended March 31, 2006 compared to the three months ended March 31, 2005
Net income in Institutional was unchanged as both the institutional investment products (“IIP”) and private-placement life insurance (“PPLI”) businesses had offsetting positive and negative income drivers. A more expanded discussion of positive earnings drivers can be found below:
•	Total revenues increased in IIP driven by positive net flows of $2.1 billion during the past four quarters resulting in higher assets under management. Net flows for IIP were strong primarily as a result of the Company’s funding agreement backed Investor Notes program. Investor Notes sales for the four quarters ended March 31, 2006 were $1.6 billion.
•	General account spread is the main driver of net income for IIP. An increase in spread income in 2006 was driven by higher assets under management. The increase was partially offset by lower mortality gains related to terminal funding and structured settlement contracts that include life contingencies. For the three months ended March 31, 2006 and 2005, gains related to mortality, investments or other activity were $1 and $3 after-tax, respectively.
Partially offsetting these positive earnings drivers were the following items:
•	IIP had higher operating costs as a result of business growth.
•	PPLI’s cost of insurance charges have decreased due to reductions in the face amount of certain cases.

INDIVIDUAL LIFE

	Three Months Ended
	March 31,
Operating Summary	2006	2005	Change

Fee income	$189	$180	5%
Earned premiums	(10)	(6)	(67)%
Net investment income	71	66	8%
Net realized capital gains	1	1	—

Total revenues	251	241	4%

Benefits, claims, and claim adjustment expenses	118	107	10%
Insurance operating costs and other expenses	40	38	5%
Amortization of deferred policy acquisition costs and present value of future profits	30	43	(30)%

Total benefits, claims and expenses	188	188	—

Income before income tax expense	63	53	19%
Income tax expense	21	17	24%

Net income	$42	$36	17%

Account Values
Variable universal life	$6,191	$5,249	18%

Total account values	$10,184	$8,918	14%

Three months ended March 31, 2006 compared to the three months ended March 31, 2005
Net income increased 17% due to growth in life insurance inforce, account values and revisions to estimates in DAC amortization of $5, which are not expected to recur, as discussed below. The following factors contributed to the earnings increase:
•	Fee income increased $9. Cost of insurance charges, the largest component of fee income, increased $8 driven by business growth and aging in the variable universal, universal, and interest-sensitive whole life insurance inforce. Variable fee income grew $2 as favorable equity markets and increased premiums added to the variable universal life account value.
•	Amortization of DAC declined $9 primarily due to adjustments made to actual gross profits and deferrals reflecting revisions in the first quarter of 2006 to estimates made at December 31, 2005. The remaining decrease resulted from changes in the mix of product profitability.
•	Net investment income increased primarily due to increased general account assets from sales growth.
Partially offsetting these positive earnings drivers were the following factors:
•	Earned premiums, which include premiums for ceded reinsurance, decreased primarily due to increased use of reinsurance.
•	Benefits, claims and claim adjustment expenses increased primarily due to interest credited on growing account values and increased death benefits as a result of the growth in life insurance inforce.
•	Operating costs increased over the prior year period as a result of business growth.

OTHER

	Three Months Ended
	March 31,
Operating Summary	2006	2005	Change

Fee income	$18	$17	6%
Earned premiums	20	14	43%
Net investment income	68	63	8%
Net realized capital gains (losses)	(46)	75	(161)%

Total revenues	60	169	(64)%

Benefits, claims, and claim adjustment expenses	43	30	43%
Insurance operating costs and other expenses	(35)	31	NM
Amortization of deferred policy acquisition costs	(6)	5	NM

Total benefits, claims and expenses	2	66	(97)%

Income before income tax expense	58	103	(44)%
Income tax expense	20	36	(44)%

Net income	$38	$67	(44)%

Three months ended March 31, 2006 compared to the three months ended March 31, 2005
Net income decreased due to the following factors:
•	Net realized capital losses occurred in 2006 compared to net realized capital gains in the prior year period due to increasing interest rates, realized losses from the Japan fixed annuity contract hedges and the realized loss associated with GMWB derivatives, partially offset by the change in the fair value of the GMIB reinsurance derivative.
•	During the first quarter of 2006, the Company achieved favorable settlements in several cases brought against the Company by policyholders regarding their purchase of broad-based leveraged corporate owned life insurance (“leveraged COLI”) policies in the early to mid-1990s. The Company ceased offering this product in 1996. Based on the favorable outcome of these cases, together with the Company’s current assessment of the few remaining leveraged COLI cases, the Company reduced its estimate of the ultimate cost of these cases as of March 31, 2006. This reserve reduction, recorded in insurance operating costs and other expenses, resulted in an after-tax benefit of $34 in the quarter ended March 31, 2006.

INVESTMENTS
General
The investment portfolios of the Company are managed by HIMCO, a wholly-owned subsidiary of The Hartford. HIMCO manages the portfolios to maximize economic value, while attempting to generate the income necessary to support the Company’s various product obligations, within internally established objectives, guidelines and risk tolerances. For a further discussion of how HIMCO manages the investment portfolios, see the Investments section of the MD&A under the “General” section in Hartford Life Insurance Company’s 2005 Form 10-K Annual Report. Also, for a further discussion of how the investment portfolio’s credit and market risks are assessed and managed, see the Investment Credit Risk and Capital Markets Risk Management sections that follow.
Return on general account invested assets is an important element of Hartford Life Insurance Company’s financial results. Significant fluctuations in the fixed income or equity markets could weaken the Company’s financial condition or its results of operations. Additionally, changes in market interest rates may impact the period of time over which certain investments, such as mortgage-backed securities (“MBS”), are repaid and whether certain investments are called by the issuers. Such changes may, in turn, impact the yield on these investments and also may result in re-investment of funds received from calls and prepayments at rates below the average portfolio yield. Net investment income and net realized capital gains and losses accounted for approximately 38% and 49% of the Company’s consolidated revenues for the three months ended March 31, 2006 and 2005, respectively.
Fluctuations in interest rates affect the Company’s return on, and the fair value of, fixed maturity investments, which comprised approximately 90% and 91% of the fair value of its invested assets as of March 31, 2006 and December 31, 2005, respectively. Other events beyond the Company’s control could also adversely impact the fair value of these investments. Specifically, a downgrade of an issuer’s credit rating or default of payment by an issuer could reduce the Company’s investment return.
A decrease in the fair value of any investment that is deemed other-than-temporary would result in the Company’s recognition of a net realized capital loss in its financial results prior to the actual sale of the investment. For a further discussion of the evaluation of other-than-temporary impairments, see the Critical Accounting Estimates section of the MD&A under “Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities” in Hartford Life Insurance Company’s 2005 Form 10-K Annual Report.
The primary investment objective of the Company’s general account is to maximize economic value consistent with acceptable risk parameters, including the management of the interest rate sensitivity of invested assets, while generating sufficient after-tax income to meet policyholder and corporate obligations.
The following table identifies the Company’s invested assets by type as of March 31, 2006 and December 31, 2005.

Composition of Invested Assets
	March 31, 2006		December 31, 2005
	Amount	Percent	Amount	Percent

Fixed maturities, available-for-sale, at fair value	$43,119	90.4%	$43,242	91.1%
Equity securities, available-for-sale, at fair value	325	0.7%	310	0.7%
Policy loans, at outstanding balance	1,961	4.1%	1,971	4.1%
Mortgage loans, at amortized cost	1,695	3.6%	1,355	2.9%
Limited partnerships, at fair value	483	1.0%	423	0.9%
Other investments	123	0.2%	157	0.3%

Total investments	$47,706	100.0%	$47,458	100.0%

Fixed maturity investments decreased $123, or less than 1%, since December 31, 2005, primarily the result of an increase in interest rates predominantly offset by positive operating cash flows, product sales and, to a lesser extent, credit spread tightening. Mortgage loans increased $340, or 25%, since December 31, 2005, as a result of a decision to increase the Company’s investment in this asset class primarily due to its attractive yields and diversification opportunities.

Investment Results
The following table summarizes the Company’s investment results.

	Three Months Ended
	March 31,
(before-tax)	2006	2005

Net investment income – excluding income on policy loans	$624	$587
Policy loan income	32	36

Net investment income – total	$656	$623
Yield on average invested assets [1]	5.8%	5.7%

Gross gains on sale	$37	$92
Gross losses on sale	(52)	(45)
Impairments	(7)	(1)
Japanese fixed annuity contract hedges, net [2]	(44)	36
Periodic net coupon settlements on credit derivatives/Japan	(14)	(4)
GMWB derivatives, net	(13)	—
GMIB reinsurance	77	—
Other, net [3]	(28)	(1)

Net realized capital gains (losses), before-tax	$(44)	$77

[1]	Represents annualized net investment income divided by the monthly weighted average invested assets at cost or amortized cost, as applicable, excluding collateral received associated with the securities lending program and reverse repurchase agreements as well as consolidated variable interest entity minority interests.

[2]	Relates to the Japanese fixed annuity product (product and related derivative hedging instruments excluding periodic net coupon settlements).

[3]	Primarily consists of changes in fair value on non-qualifying derivatives, changes in fair value of certain derivatives in fair value hedge relationships and hedge ineffectiveness on qualifying derivative instruments.
For the three months ended March 31, 2006, net investment income, excluding income on policy loans, increased $37, or 6%, compared to the prior year period. The increase in net investment income was primarily due to income earned on a higher average invested assets base. The increase in the average invested assets base, as compared to the prior year, was primarily due to positive operating cash flows, investment contract sales such as retail and institutional notes, and universal life-type product sales such as the individual fixed annuity products sold in Japan.
For the three months ended March 31, 2006, the yield on average invested assets remained fairly consistent compared to the prior year period. The average new investment yield during the three months ended March 31, 2006, approximated the yield on average invested assets.
Net realized capital losses were recognized for the three months ended March 31, 2006, compared to net realized capital gains in the prior year period. During the three months ended March 31, 2006, the significant components of net realized capital gains and losses included losses associated with the Japanese fixed annuity contract hedges including the periodic net coupon settlements, net losses on sales of fixed maturity securities as well as losses associated with GMWB derivatives. Also, there were losses in Other, net which primarily relate to changes in market value of non-qualifying derivatives due to changes in interest rates. Partially offsetting these losses were gains associated with guaranteed minimum income benefits (“GMIB”) reinsurance. The circumstances giving rise to the changes in these components are as follows:
•	The Japanese fixed annuity contract hedges, net amount consists of the foreign currency transaction remeasurements associated with the yen denominated fixed annuity contracts offered in Japan and the corresponding offsetting cross currency swaps. Although the Japanese fixed annuity contracts are economically hedged, the net realized capital losses result from the mixed attribute accounting model, which requires fixed annuity liabilities to be recorded at cost and remeasured only for foreign currency exchange rates but the associated derivatives to be reported at fair value. The net realized capital losses in 2006 resulted from rising Japanese interest rates. The periodic net coupon settlements on credit derivatives and the Japan fixed annuity cross currency swaps includes the net periodic income/expense or coupon associated with the swap contracts. The net loss for 2006 is primarily associated with the Japan fixed annuity cross currency swaps and results from the interest rate differential between U.S. and Japanese interest rates.
•	The net losses on fixed maturity sales in 2006 were primarily the result of rising interest rates and, to a lesser extent, credit spread widening on certain issuers.
•	The losses associated with the GMWB derivatives were primarily driven by equity market volatility.
•	The gains associated with the GMIB reinsurance were primarily driven by the positive performance of the underlying investment supporting the variable annuity business sold in Japan.

Gross gains on sales for the three months ended March 31, 2006, were primarily within fixed maturities and were largely comprised of corporate securities. The sales were made to reposition the portfolio to shorter-term assets with the expectation of higher future interest rates and a steeper yield curve. The gains on sales were primarily the result of changes in interest rates and credit spreads since the date of purchase.
Gross losses on sales for the three months ended March 31, 2006, were primarily within fixed maturities and were concentrated in the corporate and CMBS sectors with no single security sold at a loss in excess of $5 and an average loss as a percentage of the fixed maturity’s amortized cost of less than 3%, which, under the Company’s impairment policy was deemed to be depressed only to a minor extent.
Gross gains on sales for the three months ended March 31, 2005, were primarily within fixed maturities and were concentrated in the CMBS, corporate and foreign government sectors. The CMBS sales resulted from a decision to divest securities that were backed by a single asset due to the then scheduled expiration of the Terrorism Risk Insurance Act (“TRIA”) at the end of 2005. Gains on these sales were realized as a result of an improved credit environment and interest rate declines from the date of purchase. Foreign government securities were sold in the first quarter of 2005, primarily to reduce the foreign currency exposure in the portfolio due to the expected near term volatility of foreign exchange rates. Gains resulted from the depreciation of the U.S. dollar against foreign currencies and credit spread tightening. Certain lower quality corporate securities that had appreciated in value as a result of an improved corporate credit environment were sold in order to reposition the corporate holdings into higher quality securities.
Gross losses on sales for the three months ended March 31, 2005, were primarily within foreign and U.S. government securities, corporate securities and CMBS with no single security sold at a loss in excess of $4 and an average loss as a percentage of the fixed maturity’s amortized cost of less than 2%, which, under the Company’s current impairment policy, were deemed to be depressed only to a minor extent.
Other-Than-Temporary Impairments
For the three months ended March 31, 2006, total other-than-temporary impairments were $7 as compared to less than $1, for the comparable period in 2005.
During the three months ended March 31, 2006, other-than-temporary impairments were recorded on corporate securities of $6 and CMBS of $1. Other-than-temporary impairments were recorded on certain corporate securities that had declined in value and for which the Company was uncertain of its intent and ability to retain the investment for a period of time sufficient to allow recovery to amortized cost. Prior to the other-than-temporary impairments, these securities had an average market value as a percentage of amortized cost of 88%. Other-than-temporary impairments recorded on CMBS resulted from a decline in future expected cash flows for several securities.
During the three months ended March 31, 2005, other-than-temporary impairments of less than $1 were recorded on ABS and primarily resulted from a decline in expected cash flows and deterioration of the underlying collateral.
For further discussion of risk factors associated with portfolio sectors with significant unrealized loss positions, see the risk factor commentary under the Fixed Maturities by Type table in the Investment Credit Risk section that follows.

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
The Company is not exposed to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholder’s equity other than certain U.S. government and government agencies. For further discussion, see the Investment Credit Risk section of the MD&A in Hartford Life Insurance Company’s 2005 Form 10-K Annual Report for a description of the Company’s objectives, policies and strategies, including the use of derivative instruments.
The following table identifies fixed maturity securities by type as of March 31, 2006 and December 31, 2005.

Fixed Maturities by Type
	March 31, 2006					December 31, 2005
					Percent					Percent
					of Total					of Total
	Amortized	Unrealized	Unrealized	Fair	Fair	Amortized	Unrealized	Unrealized	Fair	Fair
	Cost	Gains	Losses	Value	Value	Cost	Gains	Losses	Value	Value

ABS	$6,382	$46	$(75)	$6,353	14.7%	$6,383	$44	$(73)	$6,354	14.7%
CMBS	8,600	110	(140)	8,570	19.9%	8,311	159	(85)	8,385	19.4%
Collateralized mortgage obligations (“CMOs”)	791	2	(9)	784	1.8%	764	3	(4)	763	1.8%
Corporate
Basic industry	1,918	47	(42)	1,923	4.5%	2,004	77	(33)	2,048	4.7%
Capital goods	1,442	61	(22)	1,481	3.4%	1,479	86	(14)	1,551	3.6%
Consumer cyclical	1,933	43	(58)	1,918	4.5%	1,956	71	(32)	1,995	4.6%
Consumer non-cyclical	2,090	71	(44)	2,117	4.9%	2,096	115	(20)	2,191	5.1%
Energy	1,061	65	(16)	1,110	2.6%	1,006	101	(7)	1,100	2.5%
Financial services	5,989	207	(85)	6,111	14.2%	5,861	273	(46)	6,088	14.1%
Technology and communications	2,681	123	(59)	2,745	6.4%	2,653	177	(28)	2,802	6.5%
Transportation	638	18	(13)	643	1.5%	622	29	(5)	646	1.5%
Utilities	2,462	111	(59)	2,514	5.8%	2,445	147	(26)	2,566	5.9%
Other	1,228	16	(34)	1,210	2.8%	1,057	22	(15)	1,064	2.5%
Government/Government agencies
Foreign	640	34	(7)	667	1.6%	646	43	(4)	685	1.6%
United States	609	9	(8)	610	1.4%	435	23	(2)	456	1.1%
MBS – agency	2,007	2	(57)	1,952	4.5%	2,559	6	(39)	2,526	5.8%
Municipal	930	14	(25)	919	2.1%	926	47	(4)	969	2.2%
Redeemable preferred stock	5	—	—	5	—	6	—	—	6	—
Short-term	1,487	—	—	1,487	3.4%	1,047	—	—	1,047	2.4%

Total fixed maturities	$42,893	$979	$(753)	$43,119	100.0%	$42,256	$1,423	$(437)	$43,242	100.0%

The Company’s fixed maturity portfolio gross unrealized gains and losses as of March 31, 2006, in comparison to December 31, 2005, were primarily impacted by changes in interest rates as well as credit spread movements, asset sales and other-than-temporary impairments. The Company’s fixed maturity gross unrealized gains decreased $444 and gross unrealized losses increased $316 from December 31, 2005 to March 31, 2006, primarily due to an increase in interest rates offset in part by credit spread tightening. Gross unrealized gains and losses as of March 31, 2006, were reduced by securities sold in a gain or loss position, respectively.
The sectors with the most significant concentration of unrealized losses were CMBS, corporate fixed maturities primarily within the financial services sector and ABS supported by aircraft lease receivables. The Company’s current view of risk factors relative to these fixed maturity types is as follows:
CMBS — The unrealized loss position as of March 31, 2006, was primarily the result of an increase in interest rates from the securities’ purchase date. Substantially all of these securities are investment grade securities priced at or greater than 90% of amortized cost as of March 31, 2006. Additional changes in fair value of these securities are primarily dependent on future changes in interest rates.

Financial services — As of March 31, 2006, the Company held approximately 125 different securities in the financial services sector that had been in an unrealized loss position for greater than six months. Substantially all of these securities are investment grade securities priced at or greater than 90% of amortized cost as of March 31, 2006. These positions are a mixture of fixed and variable rate securities with extended maturity dates, which have been adversely impacted by changes in interest rates after the purchase date. Additional changes in fair value of these securities are primarily dependent on future changes in interest rates.
Aircraft lease receivables — The Company’s holdings consist of asset-backed securities secured by leases to airlines primarily outside of the United States. Based on the current and expected future collateral values of the underlying aircraft, a recent improvement in lease rates and an overall increase in worldwide travel, the Company expects to recover the full amortized cost of these investments. However, future price recovery will depend on continued improvement in economic fundamentals, political stability, airline operating performance and collateral value. Although worldwide travel and aircraft demand has improved, U.S. domestic airline operating costs, including fuel and certain employee benefits costs, continue to weigh heavily on this sector.
For further discussion of risk factors associated with securities in unrealized loss positions, see the Investment Credit Risk section of the MD&A in Hartford Life Insurance Company’s 2005 Form 10-K Annual Report.
Investment sector allocations as a percentage of total fixed maturities have not significantly changed since December 31, 2005, with the exception of MBS. The decrease in MBS, as of March 31, 2006, in comparison to December 31, 2005, is primarily related to an increase in dollar-roll activity. MBS dollar-roll transactions involve the sale and simultaneous agreement to repurchase a pool of underlying mortgage-backed securities at a future date. The forward purchase agreement is accounted for as a derivative until the repurchase of the MBS is settled and accordingly the dollar-rolled securities are not included in the Fixed Maturities by Type table above. Also, HIMCO continues to overweight, in comparison to the Lehman Aggregate Index, ABS supported by diversified pools of consumer loans (e.g., home equity and auto loans and credit card receivables) and CMBS due to the securities’ attractive spread levels and underlying asset diversification and quality. In general, CMBS have lower prepayment risk than MBS due to contractual fees.
As of March 31, 2006, 27% of the fixed maturities were invested in private placement securities, including 18% in Rule 144A offerings to qualified institutional buyers. Private placement securities are generally less liquid than public securities. Most of the private placement securities are rated by nationally recognized rating agencies.
At the March 2006 Federal Open Market Committee (“FOMC”) meeting, the Federal Reserve increased the target federal funds rate by 25 basis points to 4.75%, a 50 basis point increase from year-end 2005 levels. The FOMC stated that economic growth has rebounded strongly in the current quarter but appears likely to moderate to a more sustainable pace. Some further policy firming may be needed to keep the risks of both growth and inflation roughly in balance. Based upon the most recent economic data, the Company believes the FOMC will increase the federal funds rate to at least 5.00% with additional increases being data dependent. The risk of inflation could increase if energy and commodity prices continue to rise, productivity growth slows, U.S. budget or trade deficits continue to rise or the U.S. dollar significantly depreciates in comparison to foreign currencies. Increases in future interest rates may result in lower fixed maturity valuations.

CAPITAL MARKETS RISK MANAGEMENT
For a complete discussion on our capital markets risk management, please refer to the MD&A included in Hartford Life Insurance Company’s 2005 Annual Report on Form 10-K.
Market Risk
Hartford Life Insurance Company is exposed to market risk, primarily relating to the market price and/or cash flow variability associated with changes in interest rates, market indices or foreign currency exchange rates. The Company analyzes interest rate risk using various models including parametric models that forecast cash flows of the liabilities and the supporting investments, including derivative instruments under various market scenarios. (For further discussion of market risk, see the Capital Markets Risk Management section of MD&A in Hartford Life’s 2005 Form 10-K Annual Report.) There have been no material changes in market risk exposures from December 31, 2005.
Derivative Instruments
The Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards and exchange traded futures and options, in compliance with Company policy and regulatory requirements designed to achieve one of four Company approved objectives: to hedge risk arising from interest rate, price, equity market or currency exchange rate volatility; to manage liquidity; to control transaction costs; or to enter into replication transactions. The Company does not make a market or trade in these instruments for the express purpose of earning short-term trading profits. (For further discussion on the Company’s use of derivative instruments, refer to Note 3 of Notes to Condensed Consolidated Financial Statements.)
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
In addition, prolonged declines in the equity market may also decrease the Company’s expectations of future gross profits, which are utilized to determine the amount of DAC to be amortized in reporting product profitability in a given financial statement period. A significant decrease in the Company’s future estimated gross profits would require the Company to accelerate the amount of DAC amortization in a given period, potentially causing a material adverse deviation in that period’s net income. Although an acceleration of DAC amortization would have a negative effect on the Company’s earnings, it would not affect the Company’s cash flow or liquidity position.
The Company sells variable annuity contracts that offer one or more benefit guarantees, the value of which generally increases with declines in equity markets. As is described in more detail below, the Company manages the equity market risks embedded in these guarantees through reinsurance, product design and hedging programs. The Company believes its ability to manage equity market risks by these means gives it a competitive advantage; and, in particular, its ability to create innovative product designs that allow the Company to meet identified customer needs while generating manageable amounts of equity market risk. The Company’s relative sales and variable annuity market share have generally increased during periods when it has recently introduced new products to the market. In contrast, the Company’s relative sales and market share have generally decreased when competitors introduce products that cause an issuer to assume larger amounts of equity and other market risk than the Company is confident it can prudently manage. The Company believes its long-term success in the variable annuity market will continue to be aided by successful innovation that allows the Company to offer attractive product features in tandem with prudent equity market risk management. In the absence of this innovation, the Company’s market share in one or more of its markets could decline. Recently, the Company has experienced lower levels of U.S. variable annuity sales as competitors continue to introduce new equity guarantees of increasing risk and complexity. New product development is an ongoing process and during the fourth quarter of 2005, the Company introduced a new living income benefit, which guarantees a steady income stream for the life of the policyholder. The Company expects to make further changes in its living benefit offerings in 2006. Depending on the degree of consumer receptivity and competitor reaction to continuing changes in the Company’s product offerings, the Company’s future level of sales will continue to be subject to a high level of uncertainty.

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
The Company sells variable annuity contracts that offer various guaranteed death benefits. The Company maintains a liability, under SOP 03-1, for the death benefit costs of $163, as of March 31, 2006. Declines in the equity market may increase the Company’s net exposure to death benefits under these contracts. The majority of the contracts with the guaranteed death benefit feature are sold by the Retail Products Group segment. For certain guaranteed death benefits, The Hartford pays the greater of (1) the account value at death; (2) the sum of all premium payments less prior withdrawals; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary. For certain guaranteed death benefits sold with variable annuity contracts beginning in June 2003, the Retail Products Group segment pays the greater of (1) the account value at death; or (2) the maximum anniversary value; not to exceed the account value plus the greater of (a) 25% of premium payments, or (b) 25% of the maximum anniversary value of the contract. The Company currently reinsures a significant portion of these death benefit guarantees associated with its in-force block of business.
The Company’s total gross exposure (i.e. before reinsurance) to these guaranteed death benefits as of March 31, 2006 is $5.9 billion. Due to the fact that 82% of this amount is reinsured, the Company’s net exposure is $1.0 billion. This amount is often referred to as the retained net amount at risk. However, the Company will incur these guaranteed death benefit payments in the future only if the policyholder has an in-the-money guaranteed death benefit at their time of death.
The Company has assumed certain guaranteed minimum income benefits offered in connection with variable annuity contracts issued by Hartford Life Insurance, K.K.(“HLIKK”), a related party and subsidiary of Hartford Life. The Company maintains an asset for these death and income benefits, under SFAS No. 133, of $137 as of March 31, 2006. Declines in equity markets as well as a strengthening of the Japanese Yen in comparison to the U.S. dollar may increase the Company’s exposure to these guaranteed benefits. This increased exposure may be significant in extreme market scenarios. Depending on the underlying contract form, benefits are paid from Hartford Life and Annuity Insurance Company (“HLAI”), a subsidiary of the Company, HLIKK either on the guaranteed annuity commencement date, when the contract holder’s account value is less than the present value of minimum guaranteed annuity payments, or alternatively, during the annuitization phase, when the contract holder’s account value is reduced to zero or upon death of the contract holder. The Company will incur these guaranteed income benefits in the future only if the contract holder has a guaranteed benefit that is in-the-money at the time of annuitization.
The majority of the Company’s recent variable annuities are sold with a GMWB living benefit rider, which, as described above, is accounted for under SFAS No. 133. Declines in the equity market may increase the Company’s exposure to benefits under the GMWB contracts. For all contracts in effect through July 6, 2003, the Company entered into a reinsurance arrangement to offset its exposure to the GMWB for the remaining lives of those contracts. As of July 6, 2003, the Company exhausted all but a small portion of the reinsurance capacity for new business under the current arrangement and has been ceding only a very small number of new contracts subsequent to July 6, 2003.
Effective July 7, 2003, the Company and its subsidiary, HLAI, entered into an indemnity reinsurance arrangement with Hartford Life and Accident Insurance Company (“HLA”). Through this arrangement, both the Company and HLAI automatically ceded 100% of the GMWB’s incurred on variable annuity contracts issued between July 7, 2003 through September 2005 that were otherwise not reinsured. The Company and HLAI, in total, ceded approximately $120 of premiums to HLA during this period. During September 2005, the Company and HLAI recaptured this indemnity reinsurance arrangement from HLA. The Company and HLAI, combined, paid cash in the amount of $63, received hedging assets with a fair value of $182 and extinguishment of a reinsurance recoverable liability of $36, resulting in a capital contribution of $155.

Substantially all GMWB riders sold since that date are not covered by reinsurance. These unreinsured contracts generate volatility in net income each quarter as the underlying embedded derivative liabilities are recorded at fair value each reporting period, resulting in the recognition of net realized capital gains or losses in response to changes in certain critical factors including capital market conditions and policyholder behavior.
In order to minimize the volatility associated with the unreinsured GMWB liabilities, the Company established an alternative risk management strategy. During the third quarter of 2003, the Company began hedging its unreinsured GMWB exposure using interest rate futures, Standard and Poor’s (“S&P”) 500 and the National Association of Securities Dealers Automated Quotations (“NASDAQ”) index put options and futures contracts. During the first quarter of 2004, the Company entered into Europe, Australasia and Far East (“EAFE”) Index swaps to hedge GMWB exposure to international equity markets. The hedging program involves a detailed monitoring of policyholder behavior and capital markets conditions on a daily basis and rebalancing of the hedge position as needed. While the Company actively manages this hedge position, hedge ineffectiveness may result due to factors including, but not limited to, policyholder behavior, capital markets dislocation or discontinuity and divergence between the performance of the underlying funds and the hedging indices.
As part of the recapture, the Company also received forward starting S&P put options, as well as S&P index futures and interest rate swap contracts (“anticipated future sales hedges”) to economically hedge the equity volatility risk exposure associated with anticipated future sales of the GMWB rider. As of December 31, 2005, there were no open anticipated future sales hedges and the net after-tax gain related to this hedge strategy was less than $1 for the year ended December 31, 2005.
The net effect of the change in value of the embedded derivative net of the results of the hedging program was a $13 loss and $7 gain before deferred policy acquisition costs and tax effects for the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006, the notional and fair value related to the embedded derivatives, the hedging strategy and reinsurance was $47.9 billion and $218, respectively. As of December 31, 2005, the notional and fair value related to the embedded derivatives, the hedging strategy, and reinsurance was $45.5 billion and $166, respectively.
The Company employs additional strategies to manage equity market risk in addition to the derivative and reinsurance strategy described above that economically hedges the fair value of the U.S. GMWB rider. Notably, the Company purchases one and two year S&P 500 Index put option contracts to economically hedge certain other liabilities that could increase if the equity markets decline. As of March 31, 2006 and December 31, 2005, the notional value related to this strategy was $1.2 billion and $1.1 billion, respectively, while the fair value related to this strategy was $5 and $14, respectively. Because this strategy is intended to partially hedge certain equity-market sensitive liabilities calculated under statutory accounting (see “Capital Resources and Liquidity”), changes in the value of the put options may not be closely aligned to changes in liabilities determined in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”), causing volatility in GAAP net income.
The Company continually seeks to improve its equity risk management strategies. The Company has made considerable investment in analyzing current and potential future market risk exposures arising from a number of factors, including but not limited to, product guarantees (GMDB, GMWB and GMIB), equity market and interest rate risks (in both the U.S. and Japan) and foreign currency exchange rates. The Company evaluates these risks individually and, increasingly, in the aggregate to determine the risk profiles of all of its products and to judge their potential impacts on GAAP net income, statutory capital volatility and other metrics. Utilizing this and future analysis, the Company expects to evolve its risk management strategies over time, modifying its reinsurance, hedging and product design strategies to optimally mitigate its aggregate exposures to market-driven changes in GAAP equity, statutory capital and other economic metrics. Because these strategies could target an optimal reduction of a combination of exposures rather than targeting a single one, it is possible that volatility of GAAP net income would increase, particularly if the Company places an increased relative weight on protection of statutory surplus in future strategies.
Interest Rate Risk
The Company’s exposure to interest rate risk relates to the market price and/or cash flow variability associated with changes in market interest rates. The Company manages its exposure to interest rate risk through asset allocation limits, asset/liability duration matching and through the use of derivatives. (For further discussion of interest rate risk, see the Interest Rate Risk discussion within the “Capital Markets Risk Management” section of the MD&A in Hartford Life’s 2005 Form 10-K Annual Report.)

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
The following table summarizes Hartford Life Insurance Company’s significant member companies’ financial ratings from the major independent rating organizations as of April 25, 2006:

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
Contingencies
Legal Proceedings — For a discussion regarding contingencies related to the Company’s legal proceedings, please see Part II, Item 1, “Legal Proceedings”.
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
For further information on other contingencies, see Note 11 of Notes to Consolidated Financial Statements in the Company’s 2005 Form 10-K.
ACCOUNTING STANDARDS
For a discussion of accounting standards, see Note 1 of Notes to Condensed Consolidated Financial Statements.
Item 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of March 31, 2006.

Changes in internal control over financial reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
The Hartford is involved in claims litigation arising in the ordinary course of business, both as a liability insurer defending third-party claims brought against insureds and as an insurer defending coverage claims brought against it. The Hartford accounts for such activity through the establishment of unpaid claim and claim adjustment expense reserves. Management expects that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition, results of operations or cash flows of the Company.
The Hartford is also involved in other kinds of legal actions, some of which assert claims for substantial amounts. These actions include, among others, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, underpayment of claims or improper underwriting practices in connection with life insurance policies; improper sales practices in connection with the sale of life insurance and other investment products; and improper fee arrangements in connection with mutual funds. The Hartford also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to the consolidated financial condition of the Company. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated results of operations or cash flows in particular quarterly or annual periods.
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
The Hartford is also a defendant in a multidistrict litigation in federal district court in New Jersey. There are two consolidated amended complaints filed in the multidistrict litigation, one related to alleged conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. The Hartford and various of its subsidiaries are named in both complaints. The actions assert, on behalf of a class of persons who purchased insurance through the broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group benefits complaint, claims under ERISA arising from conduct similar to that alleged in the NYAG Complaint. The class period alleged is 1994 through the date of class certification, which has not yet occurred. The complaints seek treble damages, injunctive and declaratory relief, and attorneys’ fees. Motions to dismiss the two consolidated amended complaints are pending. The Hartford also has been named in two similar actions filed in state courts, which the defendants have removed to federal court. Those actions currently are transferred to the court presiding over the multidistrict litigation. In addition, The Hartford was joined as a defendant in an action by the California Commissioner of Insurance alleging similar conduct by various insurers in connection with the sale of group benefits products. The Commissioner’s action asserts claims under California insurance law and seeks injunctive relief only. The Hartford disputes the allegations in all of these actions and intends to defend the actions vigorously.
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
The occurrence of one or more terrorist attacks in the geographic areas we serve could result in substantially higher losses under our insurance policies than we have anticipated. Further, the continued threat of terrorism and the occurrence of terrorist attacks, as well as heightened security measures and military action in response to these threats and attacks, may cause significant volatility in global financial markets, disruptions to commerce and reduced economic activity. These consequences could have an adverse effect on the value of the assets in our investment portfolio. Terrorist attacks also could disrupt our operations centers in the U.S. or abroad. As a result, it is possible that any, or a combination of all, of these factors may have a material adverse effect on our business, consolidated operating results, financial condition and liquidity.
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

Our primary exposure to equity risk relates to the potential for lower earnings associated with certain of our life businesses where fee income is earned based upon the fair value of the assets under management. In addition, some of the products offered by these businesses, especially variable annuities, offer certain guaranteed benefits which increase our potential benefit exposure as the equity markets decline. We are subject to equity market volatility related to these benefits, especially the guaranteed minimum death benefit (“GMDB”), guaranteed minimum withdrawal benefit (“GMWB”) and guaranteed minimum income benefit (“GMIB”) offered with variable annuity products. We use reinsurance structures and have modified benefit features to mitigate the exposure associated with GMDB. We also use reinsurance in combination with derivative instruments to minimize the claim exposure and the volatility of net income associated with the GMWB liability. While we believe that these and other actions we have taken mitigate the risks related to these benefits, we are subject to the risks that reinsurers are unable or unwilling to pay, that other risk management procedures prove ineffective or that unanticipated policyholder behavior, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed, which individually or collectively may have a material adverse effect on our consolidated results of operations, financial condition or cash flows.
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
We pay brokers and independent agents commissions and other forms of incentive compensation in connection with the sale of many of our insurance products. Since the New York Attorney General’s Office filed a civil complaint against Marsh on October 14, 2004, several of the largest national insurance brokers, including Marsh, Aon Corporation and Willis Group Holdings Limited, have announced that they have discontinued the use of contingent compensation arrangements. Other industry participants may make similar, or different, determinations in the future. In addition, legal, legislative, regulatory, business or other developments may require changes to industry practices relating to incentive compensation. At this time, it is not possible to predict the effect of these announced or potential changes on our business or distribution strategies, but such changes could have a material adverse effect on us in the future.
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
We are involved in legal actions which do not arise in the ordinary course of business, some of which assert claims for substantial amounts. These actions include, among others, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, underpayment of claims or improper underwriting practices in connection with life insurance policies; improper sales practices in connection with the sale of life insurance and other investment products; and improper fee arrangements in connection with mutual funds. We are also involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated results of operations or cash flows in particular quarterly or annual periods.
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

If we are unable to maintain the availability of our systems and safeguard the security of our data due to the occurrence of disasters or other unanticipated events, our ability to conduct business may be compromised, which may have a material adverse effect on our business, consolidated results of operations, financial condition or cash flows.
We use computer systems to store, retrieve, evaluate and utilize customer and company data and information. Our computer, information technology and telecommunications systems, in turn, interface with and rely upon third-party systems. Our business is highly dependent on our ability, and the ability of certain affiliated third parties, to access these systems to perform necessary business functions, such as providing insurance quotes, processing premium payments, making changes to existing policies, filing and paying claims, and providing customer support. Systems failures or outages could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business and hurt our relationships with our business partners and customers. In the event of a disaster such as a natural catastrophe, an industrial accident, a blackout, a computer virus, a terrorist attack or war, our systems may be inaccessible to our employees, customers or business partners for an extended period of time. Even if our employees are able to report to work, they may be unable to perform their duties for an extended period of time if our data or systems are disabled or destroyed. Our systems could also be subject to physical and electronic break-ins, and subject to similar disruptions from unauthorized tampering with our systems. This may impede or interrupt our business operations and may have a material adverse effect on our business, consolidated operating results, financial condition or liquidity.
Item 5. OTHER INFORMATION
None.
Item 6. EXHIBITS
See Exhibits Index on page 47.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARTFORD LIFE INSURANCE COMPANY

/s/ Ernest M. McNeill Jr.

Ernest M. McNeill Jr. Senior Vice President and Chief Accounting Officer
April 27, 2006

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2006
EXHIBITS INDEX

Exhibit #
12.01	Computation of Ratio of Earnings to Fixed Charges

15.01	Deloitte & Touche LLP Letter of Awareness

31.01	Certification of Thomas M. Marra pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of David A. Carlson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Thomas M. Marra pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of David A. Carlson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002