Form 10-Q
period 2006-06-30
HARTFORD LIFE INSURANCE CO
filed 2006-07-27
CIK 45947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
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
As of July 21, 2006 there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant, all of which were directly owned by Hartford Life and Accident Insurance Company, a direct wholly owned subsidiary of Hartford Life, Inc.
The registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of
Hartford Life Insurance Company
Hartford, Connecticut
We have reviewed the accompanying condensed consolidated balance sheet of Hartford Life Insurance Company and subsidiaries (the “Company”) as of June 30, 2006, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2006 and 2005, and changes in stockholder’s equity, and cash flows for the six-month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2005, and the related consolidated statements of operations, changes in stockholder’s equity and cash flows for the year then ended (not presented herein), and in our report dated February 22, 2006 (which report includes an explanatory paragraph relating to the Company’s change in its method of accounting and reporting for certain nontraditional long-duration contracts and for separate accounts in 2004), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
DELOITTE & TOUCHE LLP
Hartford, Connecticut
July 26, 2006

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In millions)	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Revenues
Fee income	$757	$683	$1,494	$1,365
Earned premiums	84	107	358	165
Net investment income	676	626	1,332	1,249
Net realized capital (losses) gains	(245)	(16)	(289)	61

Total revenues	1,272	1,400	2,895	2,840

Benefits, claims and expenses
Benefits, claims and claim adjustment expenses	728	746	1,625	1,424
Insurance expenses and other	237	202	384	393
Amortization of deferred policy acquisition costs and present value of future profits	229	221	457	452
Dividends to policyholders	4	3	18	21

Total benefits, claims and expenses	1,198	1,172	2,484	2,290

Income before income tax (benefit) expense	74	228	411	550
Income tax (benefit) expense	(19)	48	59	129

Net income	$93	$180	$352	$421

See Notes to Condensed Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30,	December 31,
(In millions, except for share data)	2006	2005
	(Unaudited)
Assets
Investments
Fixed maturities, available for sale, at fair value (amortized cost of $43,132 and $42,256)	$43,008	$43,242
Equity securities, available for sale, at fair value (cost of $260 and $303)	258	310
Equity securities, trading securities, at fair value	1	1
Policy loans, at outstanding balance	2,066	1,971
Mortgage loans on real estate	2,020	1,355
Other investments	769	579

Total investments	48,122	47,458
Cash	143	124
Premiums receivable and agents’ balances	23	23
Reinsurance recoverables	1,072	1,114
Deferred policy acquisition costs and present value of future profits	7,678	7,101
Deferred income taxes	(219)	(516)
Goodwill	186	186
Other assets	1,353	1,611
Separate account assets	156,090	150,523

Total assets	$214,448	$207,624

Liabilities
Reserve for future policy benefits	$7,618	$7,406
Other policyholder funds	39,152	38,399
Other liabilities	4,537	3,959
Separate account liabilities	156,090	150,523

Total liabilities	207,397	200,287

Commitments and Contingencies (Note 6)	—	—

Stockholder’s Equity
Common Stock – 1,000 shares authorized, issued and outstanding; par value $5,690	6	6
Capital surplus	2,514	2,405
Accumulated other comprehensive income
Net unrealized capital (losses) gains on securities, net of tax	(168)	464
Foreign currency translation adjustments	(3)	(1)

Total accumulated other comprehensive income	(171)	463
Retained earnings	4,702	4,463

Total stockholder’s equity	7,051	7,337

Total liabilities and stockholder’s equity	$214,448	$207,624

See Notes to Condensed Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholder’s Equity
Six Months Ended June 30, 2006

			Accumulated Other
			Comprehensive Income
				Net Gain
			Net Unrealized	(Loss) on
			Capital	Cash Flow	Foreign
			Gains (Losses)	Hedging	Currency		Total
	Common	Capital	on Securities,	Instruments,	Translation	Retained	Stockholder’s
(In millions) (Unaudited)	Stock	Surplus	Net of Tax	Net of Tax	Adjustments	Earnings	Equity

Balance, December 31, 2005	$6	$2,405	$577	$(113)	$(1)	$4,463	$7,337
Comprehensive income
Net income						352	352
Other comprehensive income, net of tax (1)
Net change in unrealized capital gains on securities (2)			(492)				(492)
Net loss on cash flow hedging instruments				(140)			(140)
Cumulative translation adjustments					(2)		(2)

Total other comprehensive income							(634)

Total comprehensive income							(282)
Capital contribution		109					109
Dividends declared						(113)	(113)

Balance, June 30, 2006	$6	$2,514	85	$(253)	$(3)	$4,702	$7,051

Six Months Ended June 30, 2005

			Accumulated Other
			Comprehensive Income
				Net Gain
			Net Unrealized	(Loss) on
			Capital	Cash Flow	Foreign
			Gains (Losses)	Hedging	Currency		Total
	Common	Capital	on Securities,	Instruments,	Translation	Retained	Stockholder’s
(In millions) (Unaudited)	Stock	Surplus	Net of Tax	Net of Tax	Adjustments	Earnings	Equity

Balance, December 31, 2004	$6	$2,240	$1,124	$(184)	$(1)	$4,064	$7,249
Comprehensive income
Net income						421	421
Other comprehensive income, net of tax (1)
Net change in unrealized capital gains on securities (2)			(55)				(55)
Net loss on cash flow hedging instruments				131			131
Cumulative translation adjustments					1		1

Total other comprehensive income							77

Total comprehensive income							498
Dividends declared						(323)	(323)

Balance, June 30, 2005	$6	$2,240	$1,069	$(53)	$—	$4,162	$7,424

(1)	Net change in unrealized capital gains (losses) on securities is reflected net of tax benefit and other items of $265 and $29 for the six months ended June 30, 2006 and 2005, respectively. Net gain (loss) on cash flow hedging instruments is net of tax (benefit) provision of $(75) and $71 for the six months ended June 30, 2006 and 2005, respectively.

(2)	There were reclassification adjustments for after-tax (losses) gains realized in net income of $(98) and $42 for the six months ended June 30, 2006 and 2005, respectively.
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
(In millions) (Unaudited)	2006	2005

Operating Activities
Net income	$352	$421
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	457	452
Additions to deferred policy acquisition costs and present value of future profits	(666)	(614)
Change in:
Reserve for future policy benefits	245	244
Reinsurance recoverables	64	(163)
Receivables	5	42
Payables, accruals and other liabilities	69	(202)
Accrued and deferred income taxes	251	72
Net realized capital losses (gains)	289	(61)
Depreciation and amortization	225	41
Other, net	294	194

Net cash provided by operating activities	1,585	426

Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	9,304	12,097
Equity securities, available-for-sale	49	3
Mortgage loans	138	135
Partnerships	63	24
Payments for the purchase of:
Fixed maturities, available-for-sale	(10,352)	(13,139)
Equity securities, available-for-sale	(73)	(43)
Mortgage loans	(802)	(382)
Partnerships	(311)	(84)
Change in policy loans, net	(95)	519
Change in payables for collateral under securities lending, net	346	(94)
Change in other investments, net	(431)	144

Net cash used for investing activities	(2,164)	(820)

Financing Activities
Net receipts from investment and universal life-type contracts	726	612
Dividends paid	(125)	(323)

Net cash provided by financing activities	601	289

Foreign exchange rate effect on cash	(3)	—
Net increase (decrease) in cash	19	(105)
Cash — beginning of period	124	216

Cash — end of period	$143	$111

Supplemental Disclosure of Cash Flow Information
Net cash paid during the period for:

Income taxes (received) paid	$(154)	$90

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in millions, unless otherwise stated)
(Unaudited)
1. Basis of Presentation and Accounting Policies
Basis of Presentation
These condensed consolidated financial statements include Hartford Life Insurance Company and its wholly-owned subsidiaries (collectively, “Hartford Life Insurance Company” or the “Company”), Hartford Life and Annuity Insurance Company (“HLAI”) and Hartford International Life Reassurance Corporation (“HLRe”). The Company is a wholly-owned subsidiary of Hartford Life and Accident Insurance Company (“HLA”), which is a wholly-owned subsidiary of Hartford Life, Inc. (“Hartford Life”). Hartford Life is a direct wholly-owned subsidiary of Hartford Holdings, Inc., a direct wholly-owned subsidiary of The Hartford Financial Services Group, Inc. (“The Hartford”), the Company’s ultimate parent company. The Company provides investment products and life insurance to both individual and business customers, primarily in the United States.
The condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”), which differ materially from the accounting prescribed by various insurance regulatory authorities.
The accompanying condensed consolidated financial statements and notes as of June 30, 2006, and for the three and six months ended June 30, 2006 and 2005 are unaudited. These condensed consolidated financial statements reflect all adjustments (consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Hartford Life Insurance Company’s 2005 Form 10-K Annual Report. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.
Consolidation
The condensed consolidated financial statements include the accounts of Hartford Life Insurance Company in which the Company directly or indirectly has a controlling financial interest and those variable interest entities (“VIE”) in which the Company is the primary beneficiary. Entities in which Hartford Life Insurance Company does not have a controlling financial interest but in which the Company has significant influence over the operating and financing decisions are reported using the equity method. All material intercompany transactions and balances between Hartford Life Insurance Company and its subsidiaries and affiliates have been eliminated. During the three months ended June 30, 2006, the Company sponsored and purchased an investment interest in a newly established floating rate bank loan fund, a VIE for which the Company determined itself to be the primary beneficiary. For further discussion see Note 3.
Reclassifications
Certain reclassifications have been made to prior period financial information, including segment disclosures, to conform to the current period presentation.
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
The most significant estimates include those used in determining deferred policy acquisition costs and present value of future profits associated with variable annuity and other universal life-type contracts; the evaluation of other-than-temporary impairments on investments in available-for-sale securities; the valuation of guaranteed minimum withdrawal benefit derivatives and guaranteed minimum income benefit reinsurance derivatives; and contingencies relating to corporate litigation and regulatory matters.
Significant Accounting Policies
For a description of significant accounting policies, see Note 2 of Notes to Consolidated Financial Statements included in Hartford Life Insurance Company’s 2005 Form 10-K Annual Report.

Income Taxes
The effective tax rate for the three months ended June 30, 2006 and 2005 was (26%) and 21%, respectively. The effective tax rate for the six months ended June 30, 2006 and 2005 was 14% and 23%, respectively. The principal cause of the difference between the effective rate and the U.S. statutory rate of 35% was the separate account dividends-received deduction (“DRD”). Pre-tax income declined in the second quarter, primarily due to net realized capital losses, while the amount of the DRD remained relatively constant resulting in a negative effective tax rate for the second quarter.
The separate account DRD is estimated for the current year using information from the most recent year-end, adjusted for equity market performance. The current estimated DRD was updated in the second quarter based on the most recent data and will be appropriately adjusted as underlying factors change, including known actual 2006 mutual fund distributions and fee income from the Company’s variable insurance products. The actual current year DRD can vary from the estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distributions from these mutual funds, appropriate levels of taxable income, as well as the utilization of capital loss carryforwards at the mutual fund level.
Prior to the Tax Reform Act of 1984, the Life Insurance Company Income Tax Act of 1959 permitted the deferral from taxation of a portion of statutory income under certain circumstances. In these situations, the deferred income was accumulated in a “Policyholders’ Surplus Account” and would be taxable only under conditions which management considered to be remote; therefore, no federal income taxes have been provided on the balance in this account, which for tax return purposes was $88 as of December 31, 2005. The American Jobs Creation Act of 2004, which was enacted in October 2004, allows distributions to be made from the Policyholders’ Surplus Account free of tax in 2005 and 2006. The Company distributed the entire balance in the second quarter of 2006, thereby permanently eliminating the potential tax of $31.
Adoption of New Accounting Standards
Hartford Life Insurance Company’s employees are included in The Hartford 2005 Incentive Stock Plan and The Hartford Employee Stock Purchase Plan.
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and superseded Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires all companies to recognize compensation costs for share-based payments to employees based on the grant-date fair value of the award. In January 2003, the Company began expensing all stock-based compensation awards granted or modified after January 1, 2003 under the fair value recognition provisions of SFAS 123 and therefore the adoption of SFAS 123R did not have a material effect on the Company’s financial position or results of operations and is not expected to have a material effect on future operations. The Company adopted SFAS 123R effective January 1, 2006 using the modified prospective method and therefore prior period amounts have not been restated. The Company recognized an immaterial effect of adoption as of January 1, 2006 to reverse expense previously recognized on awards expected to be forfeited, as required under SFAS 123R.
Future Adoption of New Accounting Standards
The FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes , an interpretation of FASB Statement No. 109” (“FIN 48”), dated June, 2006. The interpretation requires public companies to recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. The amount recognized would be the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability would be recognized for any benefit claimed, or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) on the excess. FIN 48 will require a tabular reconciliation of the change in the aggregate unrecognized tax benefits claimed, or expected to be claimed, in tax returns and disclosure relating to accrued interest and penalties for unrecognized tax benefits. Discussion will also be required for those uncertain tax positions where it is reasonably possible that the estimate of the tax benefit will change significantly in the next 12 months. FIN 48 is effective for fiscal years beginning after December 15, 2006. Adoption of FIN 48 is not expected to have a material impact on the Company’s consolidated financial statements.

2. Segment Information
The Company is organized into four reportable operating segments: Retail Products Group (“Retail”), Retirement Plans, Institutional Solutions Group (“Institutional”) and Individual Life.
The accounting policies of the reportable operating segments are the same as those described in the summary of significant accounting policies in Note 1. The Company evaluates performance of its segments based on revenues, net income and the segment’s return on allocated capital. The Company charges direct operating expenses to the appropriate segment and allocates the majority of indirect expenses to the segments based on an intercompany expense arrangement. Intersegment revenues primarily occur between the Company’s Other category and the operating segments. These amounts primarily include interest income on allocated surplus, interest charges on excess separate account surplus, the allocation of certain net realized capital gains and losses and the allocation of credit risk charges. For a discussion of segment allocations, see Note 3 of Notes to the Consolidated Financial Statements included in Hartford Life Insurance Company’s 2005 Form 10-K Annual Report.
The positive (negative) impact, on realized gains and losses in the segments, for allocated interest related realized gains and losses and the credit-risk charges were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Retail
Realized gains (losses)	$8	$9	$17	$18
Credit risk charge	(7)	(7)	(13)	(13)
Retirement Plans
Realized gains (losses)	3	1	5	3
Credit risk charge	(2)	(2)	(4)	(4)
Institutional
Realized gains (losses)	4	4	8	7
Credit risk charge	(5)	(4)	(11)	(9)
Individual Life
Realized gains (losses)	2	2	5	4
Credit risk charge	(2)	(2)	(3)	(3)
Other
Realized gains (losses)	(17)	(16)	(35)	(32)
Credit risk charge	16	15	31	29

Total	$—	$—	$—	$—

The measure of profit or loss used by Hartford Life Insurance Company management in evaluating the performance of its segments is net income. For a full discussion of each segment, please refer to Hartford Life Insurance Company’s 2005 Form 10-K Annual Report.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues	2006	2005	2006	2005

Retail	$671	$640	$1,337	$1,266
Retirement Plans	128	113	262	223
Institutional	362	335	874	629
Individual Life	255	237	506	478
Other	(144)	75	(84)	244

Total revenues [1]	$1,272	$1,400	$2,895	$2,840

[1]	Amounts include net realized capital (losses) gains of $(289) and $61 for the six months ended June 30, 2006 and 2005, respectively. Amounts include net realized capital (losses) of $(245) and $(16) for the three months ended June 30, 2006 and 2005, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net Income
Retail	$133	$116	$273	$219
Retirement Plans	20	15	39	30
Institutional	27	19	47	39
Individual Life	43	34	85	70
Other	(130)	(4)	(92)	63

Total net income	$93	$180	$352	$421

3. Investments and Derivative Instruments

	June 30, 2006				December 31, 2005
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Bonds and Notes
Asset-backed securities (“ABS”)	$6,533	$48	$(75)	$6,506	$6,383	$44	$(73)	$6,354
Collateralized mortgage obligations (“CMOs”)
Agency backed	794	1	(11)	784	657	3	(4)	656
Non-agency backed	87	—	(1)	86	107	—	—	107
Commercial mortgage-backed securities (“CMBS”)
Agency backed	52	—	(2)	50	53	1	—	54
Non-agency backed	8,780	84	(180)	8,684	8,258	158	(85)	8,331
Corporate	21,355	661	(532)	21,484	21,179	1,098	(226)	22,051
Government/Government agencies
Foreign	494	21	(10)	505	646	43	(4)	685
United States	1,039	5	(11)	1,033	435	23	(2)	456
Mortgage-backed securities (“MBS”)	2,060	1	(78)	1,983	2,559	6	(39)	2,526
States, municipalities and political subdivisions	978	7	(52)	933	926	47	(4)	969
Redeemable preferred stock	4	—	—	4	6	—	—	6
Short-term	956	—	—	956	1,047	—	—	1,047

Total fixed maturities	$43,132	$828	$(952)	$43,008	$42,256	$1,423	$(437)	$43,242

Variable Interest Entities
During the three months ended June 30, 2006, the Company purchased a majority interest in a newly established floating rate bank loan fund (the “Fund”). The Fund was sponsored by Hartford Investment Management Company (“HIMCO”), an affiliate of the Company, who will also serve as the investment manager for this Fund. As of June 30, 2006, total assets in the Fund were $65. The Company’s investment in the Fund as of June 30, 2006 was $39.
As the majority interest holder, the Company is required to consolidate this Fund under the requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”. Accordingly, the assets and liabilities of the Fund are included in the Company’s consolidated financial statements. As of June 30, 2006, the Company recorded in the consolidated balance sheets $65 of fixed maturities (including its own investment in the Fund) and $26 of other liabilities representing an affiliate’s investment in the Fund.
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
Derivative instruments are recorded in the condensed consolidated balance sheets at fair value. Asset and liability values are determined by calculating the net position for each derivative counterparty by legal entity and are presented as follows:

	June 30, 2006		December 31, 2005
		Liability		Liability
	Asset Values	Values	Asset Values	Values

Other investments	$199	$—	$159	$—
Reinsurance recoverables	—	27	—	17
Other policyholder funds and benefits payable	244	—	80	—
Other liabilities	—	625	—	390

Total	$443	$652	$239	$407

The following table summarizes the notional amount and fair value of derivatives by hedge designation as of June 30, 2006, and December 31, 2005. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and are not necessarily reflective of credit risk. The fair value amounts of derivative assets and liabilities are presented on a net basis in the following table.

	June 30, 2006		December 31, 2005
	Notional		Notional
	Amount	Fair Value	Amount	Fair Value

Cash flow hedge	$5,589	$(433)	$6,221	$(248)
Fair value hedge	2,442	15	1,707	(1)
Other investment and risk management activities	80,724	209	70,065	81

Total	$88,755	$(209)	$77,993	$(168)

The increase in notional amount since December 31, 2005, is primarily due to an increase in derivatives associated with guaranteed minimum withdrawal benefit (“GMWB”) product sales, and additional options purchased to hedge the GMWB, an increase in interest rate swap derivatives used to assist in the matching of duration between assets and liabilities, and an increase in guaranteed minimum income benefits (“GMIB”) reinsured from a related party. The decrease in net fair value of derivative instruments since December 31, 2005, was primarily related to interest rate swaps and the Japanese fixed annuity hedging instruments resulting primarily from rising interest rates as well as derivatives hedging foreign bonds as a result of the weakening of the U.S. dollar in comparison to foreign currencies. These decreases were partially offset by additional options purchased associated with GMWB and an increase in the fair value of the reinsurance contract associated with GMIB due to positive net Japanese variable annuity sales. For further discussion on the GMWB product, which is accounted for as an embedded derivative, and the internal reinsurance of the GMIB product, which is accounted for as a free standing derivative, refer to Notes 5 and 8, respectively, of Notes to Condensed Consolidated Financial Statements.
For the three and six months ended June 30, 2006, after-tax net losses representing the total ineffectiveness of all cash flow hedges were $(5) and $(10), respectively. For the three and six months ended June 30, 2005, after-tax net losses representing the total ineffectiveness of all cash flow hedges were $(2) and $(4), respectively. For the three and six months ended June 30, 2006 and 2005, after-tax net gains representing the total ineffectiveness of all fair value hedges were less than $1. For the three and six months ended June 30, 2006 and 2005, there were no after-tax net gains and losses representing the total ineffectiveness of net investment hedges.
The total change in value for derivative-based strategies that do not qualify for hedge accounting treatment, including periodic net coupon settlements, are reported in net realized capital gains and losses. For the three months ended June 30, 2006 and 2005, the Company recognized an after-tax loss of $(83) and $(55), respectively, for derivative-based strategies which do not qualify for hedge accounting treatment. For the six months ended June 30, 2006 and 2005, the Company recognized an after-tax loss of $(95) and $(53), respectively. Greater net realized capital losses were recognized for the three and six months ended June 30, 2006, compared to the respective prior year periods, primarily due to losses associated with GMWB related derivatives, the reinsurance of GMIB and non-qualifying interest rate swaps, partially offset by period over period gains associated with the Japanese fixed annuity contract hedges.
As of June 30, 2006, the after-tax deferred net losses on derivative instruments recorded in accumulated other comprehensive income (loss) (“AOCI”) that are expected to be reclassified to earnings during the next twelve months are $5. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is twenty-four months. For the three and six months ended June 30, 2006 and 2005, the Company had less than $1 of net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
4. Deferred Policy Acquisition Costs and Present Value of Future Profits
Changes in deferred policy acquisition costs and present value of future profits is as follows:

	2006	2005

Balance , January 1	$7,101	$6,453
Capitalization	666	614
Amortization – Deferred policy acquisition costs and present value of future profits	(457)	(452)
Adjustments to unrealized gains and losses on securities available-for-sale and other	368	9

Balance, June 30	$7,678	$6,624

5. Separate Accounts, Death Benefits and Other Insurance Benefit Features
Many of the variable annuity contracts issued by the Company offer various guaranteed minimum death and withdrawal benefits. Guaranteed minimum death benefits are offered in various forms as described in the footnotes to the table below. For a discussion concerning GMIB reinsured from a related party, see Note 8, Transactions with Affiliates. The Company currently reinsures a significant portion of the death benefit guarantees associated with its in-force block of business.
Changes in the gross guaranteed minimum death benefit (“GMDB”) liability balance sold with annuity products are as follows:

GMDB [1]

Liability balance as of January 1, 2006	$158
Incurred	62
Paid	(55)

Liability balance as of June 30, 2006	$165

[1]	The reinsurance recoverable asset related to the U.S. GMDB was $35 as of June 30, 2006.

GMDB [1]

Liability balance as of January 1, 2005	$174
Incurred	67
Paid	(78)

Liability balance as of June 30, 2005	$163

[1]	The reinsurance recoverable asset, related to the U.S. GMDB was $48 as of June 30, 2005.
The net GMDB liability is established by estimating the expected value of net reinsurance costs and death benefits in excess of the projected account balance. The excess death benefits and net reinsurance costs are recognized ratably over the accumulation period based on total expected assessments. The GMDB liabilities are recorded in Reserve for Future Policy Benefits on the Company’s balance sheet. Changes in the GMDB liability are recorded in Benefits, Claims and Claim Adjustment Expenses on the Company’s statements of operations. In a manner consistent with the Company’s accounting policy for deferred acquisition costs, the Company regularly evaluates estimates used and adjusts the additional liability balances, with a related charge or credit to benefit expense if actual experience or other evidence suggests that earlier assumptions should be revised.

     The following table provides details concerning GMDB exposure as of June 30, 2006:
Breakdown of Individual Variable and Group Annuity Account Value by GMDB Type

			Retained Net	Weighted Average
	Account	Net Amount	Amount	Attained Age of
	Value	at Risk	at Risk	Annuitant

Maximum anniversary value (MAV) [1]
MAV only	$53,559	$4,880	$583	64
With 5% rollup [2]	3,814	490	98	63
With Earnings Protection Benefit Rider (EPB) [3]	5,314	333	59	61
With 5% rollup & EPB	1,379	132	24	62

Total MAV	64,066	5,835	764
Asset Protection Benefit (APB) [4]	31,244	167	92	61
Lifetime Income Benefit (LIB) [5]	1,682	2	2	59
Reset [6] (5-7 years)	6,863	382	382	65
Return of Premium [7]/Other	9,331	36	35	49

Total at June 30, 2006	$113,186	$6,422	$1,275	62

[1]	MAV: the death benefit is the greatest of current account value, net premiums paid and the highest account value on any anniversary before age 80 (adjusted for withdrawals).

[2]	Rollup: the death benefit is the greatest of the MAV, current account value, net premium paid and premiums (adjusted for withdrawals) accumulated at generally 5% simple interest up to the earlier of age 80 or 100% of adjusted premiums.

[3]	EPB: the death benefit is the greatest of the MAV, current account value, or contract value plus a percentage of the contract’s growth. The contract’s growth is account value less premiums net of withdrawals, subject to a cap of 200% of premiums net of withdrawals.

[4]	APB: the death benefit is the greater of current account value or MAV, not to exceed current account value plus 25% times the greater of net premiums and MAV (each adjusted for premiums in the past 12 months).

[5]	LIB: the death benefit is the greater of current account value or MAV, net premiums paid, or a benefit amount that rachets over time, generally based on market performance.

[6]	Reset: the death benefit is the greatest of current account value, net premiums paid and the most recent five to seven year anniversary account value before age 80 (adjusted for withdrawals).

[7]	Return of premium: the death benefit is the greater of current account value and net premiums paid.
The Company offers certain variable annuity products with a guaranteed minimum withdrawal benefit (“GMWB”) rider. The GMWB provides the policyholder with a guaranteed remaining balance (“GRB”) if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. However, annual withdrawals that exceed a specific percentage of the premiums paid may reduce the GRB by an amount greater than the withdrawals and may also impact the guaranteed annual withdrawal amount that subsequently applies after the excess annual withdrawals occur. For certain of the withdrawal benefit features, the policyholder also has the option, after a specified time period, to reset the GRB to the then-current account value, if greater. In addition, the Company added a feature in the fourth quarter of 2005, available to new contract holders, that allows the policyholder the option to receive the guaranteed annual withdrawal amount for as long as they are alive. In this new feature, in all cases the contract holder or their beneficiary will receive the GRB and the GRB is reset on an annual basis to the maximum anniversary account value subject to a cap. The GMWB represents an embedded derivative in the variable annuity contracts that is required to be reported separately from the host variable annuity contract. It is carried at fair value and reported in other policyholder funds. The fair value of the GMWB obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. Because of the dynamic and complex nature of these cash flows, stochastic techniques under a variety of market return scenarios and other best estimate assumptions are used. Estimating these cash flows involves numerous estimates and subjective judgments including those regarding expected market rates of return, market volatility, correlations of market returns and discount rates. At each valuation date, the Company assumes expected returns based on risk-free rates as represented by the current LIBOR forward curve rates; market volatility assumptions for each underlying index based on a blend of observed market “implied volatility” data and annualized standard deviations of monthly returns using the most recent 20 years of observed market performance; correlations of market returns across underlying indices based on actual observed market returns and relationships over the ten years preceding the valuation date; and current risk-free spot rates as represented by the current LIBOR spot curve to determine the present value of expected future cash flows produced in the stochastic projection process.
As of June 30, 2006 and December 31, 2005, the embedded derivative asset recorded for GMWB, before reinsurance or hedging, was $66 and $8, respectively. For the six months ended June 30, 2006 and 2005, the change in value of the GMWB, before reinsurance and hedging, reported as a realized gain (loss) was $95 and $(44), respectively. For the three months ended June 30, 2006 and June 30, 2005, the change in value of the GMWB, before reinsurance and hedging, reported as a realized gain (loss) was $11 and $(63), respectively. There were no benefit payments made for the GMWB during 2006 or 2005.
Prior to September 2005, the risk of loss associated with GMWB was 100% reinsured to both external and related parties. During September 2005, the Company recaptured the reinsurance agreement with the related party. As of June 30, 2006 and December 31, 2005, $30.5 billion, or 74% and $26.4 billion or 69%, respectively, of account value representing substantially all of the contracts written after July 2003, with the GMWB feature, were unreinsured. In order to minimize the volatility associated with the unreinsured GMWB liabilities, the Company has established an alternative risk management strategy. As part of the recapture, the Company received derivative instruments used to hedge its unreinsured GMWB exposure including interest rate futures and swaps, Standard and Poor’s (“S&P”) 500 and NASDAQ index options, and futures contracts and Europe, Australasia and Far East (“EAFE”) Index swaps to hedge GMWB exposure to international equity markets. The total (reinsured and unreinsured) GRB as of June 30, 2006 and December 31, 2005 was $34.9 billion and $31.8 billion, respectively
A contract is ‘in the money’ if the contract holder’s GRB is greater than the account value. For contracts that were ‘in the money’ the Company’s exposure, as of June 30, 2006 and December 31, 2005, was $38 and $8, respectively. However, the only ways the contract holder can monetize the excess of the GRB over the account value of the contract is upon death or if their account value is reduced to zero through a combination of a series of withdrawals that do not exceed a specific percentage of the premiums paid per year and market declines. If the account value is reduced to zero, the contract holder will receive a period certain annuity equal to the remaining GRB or a period certain plus life contingent annuity. As the amount of the excess of the GRB over the account value can fluctuate with equity market returns on a daily basis the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than $38.
6. Commitments and Contingencies
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
The Hartford is also involved in other kinds of legal actions, some of which assert claims for substantial amounts. These actions include, among others, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, underpayment of claims or improper underwriting practices in connection with life insurance policies; improper sales practices in connection with the sale of life insurance and other investment products; and improper fee arrangements in connection with mutual funds and structured settlements. The Hartford also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to the consolidated financial condition of the Company. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated results of operations or cash flows in particular quarterly or annual periods.
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
Two securities class actions, now consolidated, have been filed in the United States District Court for the District of Connecticut alleging claims against The Hartford and certain of its executive officers under Section 10(b) of the Securities Exchange Act and SEC Rule 10b-5. The consolidated amended complaint alleges on behalf of a putative class of shareholders that The Hartford and the four named individual defendants, as control persons of The Hartford, failed to disclose to the investing public that The Hartford’s business and growth was predicated on the unlawful activity alleged in the NYAG Complaint. The class period alleged is August 6, 2003 through October 13, 2004, the day before the NYAG Complaint was filed. The complaint seeks damages and attorneys’ fees. Defendants filed a motion to dismiss in June 2005, and on July 13, 2006, the district court granted the Company’s motion to dismiss this case.
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

The Hartford is also a defendant in a multidistrict litigation in federal district court in New Jersey. There are two consolidated amended complaints filed in the multidistrict litigation, one related to alleged conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. The Hartford and various of its subsidiaries are named in both complaints. The actions assert, on behalf of a class of persons who purchased insurance through the broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group benefits complaint, claims under ERISA arising from conduct similar to that alleged in the NYAG Complaint. The class period alleged is 1994 through the date of class certification, which has not yet occurred. The complaints seek treble damages, injunctive and declaratory relief, and attorneys’ fees. Motions to dismiss the two consolidated amended complaints and motions for class certification are pending. The Hartford also has been named in two similar actions filed in state courts, which the defendants have removed to federal court. Those actions currently are transferred to the court presiding over the multidistrict litigation. In addition, The Hartford was joined as a defendant in an action by the California Commissioner of Insurance alleging similar conduct by various insurers in connection with the sale of group benefits products. The Commissioner’s action asserts claims under California insurance law and seeks injunctive relief only. The Hartford disputes the allegations in all of these actions and intends to defend the actions vigorously.
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
The Hartford has received subpoenas from the New York Attorney General’s Office and the Connecticut Attorney General’s Office requesting information relating to The Hartford’s group annuity products, including single premium group annuities used in terminal and maturity funding programs. These subpoenas seek information about how various group annuity products are sold, how The Hartford selects mutual funds offered as investment options in certain group annuity products, and how brokers selling The Hartford’s group annuity products are compensated. The Hartford continues to cooperate fully with these regulators in these matters.
On May 10, 2006, the Hartford entered into an agreement (the “Agreement”) with the New York Attorney General’s Office and the Connecticut Attorney General’s Office to resolve the outstanding investigations by these parties regarding the Hartford’s use of expense reimbursement agreements in its terminal and maturity funding group annuity line of business. Under the terms of the Agreement, the Hartford will pay $20, of which $16.1 will be paid to certain plan sponsors that purchased terminal or maturity funding annuities between January 1, 1998 and December 31, 2004, with the balance of $3.9 to be divided equally between the states of New York and Connecticut. Also pursuant to the terms of the Agreement, the Hartford will accept a three-year prohibition on the use of contingent compensation in its terminal and maturity funding group annuity line of business. The costs associated with the settlement had already been accounted for in reserves established by the Hartford as of March 31, 2006.
To date, neither the SEC’s and New York Attorney General’s market timing investigation or the SEC’s directed brokerage investigation has resulted in the initiation of any formal action against The Hartford by these regulators. However, The Hartford believes that the SEC and the New York Attorney General’s Office are likely to take some action against The Hartford at the conclusion of the respective investigations. The Hartford is engaged in active discussions with the SEC and the New York Attorney General’s Office. The potential timing of any resolution of any of these matters or the initiation of any formal action by any of these regulators in these matters is difficult to predict. As of March 31, 2006, Hartford Life had recorded aggregate charges of $109, after-tax, of which $14, after-tax, was attributed to the Company, to establish a reserve for the market timing, directed brokerage and single premium group annuity matters. The after-tax cost of the single premium group annuity matter settlement was $14. Hartford Life’s remaining reserve for the market timing and directed brokerage matters is an estimate; in view of the uncertainties regarding the outcome of these regulatory investigations, as well as the tax-deductibility of payments, it is possible that the ultimate cost to Hartford Life of these matters could exceed the reserve by an amount that would have a material adverse effect on Hartford Life’s consolidated results of operations or cash flows in a particular quarterly or annual period. It is reasonably possible that the Company may ultimately be liable for all or a portion of the ultimate cost to Hartford Life in excess of the $14 already attributed to the Company. However, the ultimate liability of the Company is not reasonably estimable at this time.
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
7. Stock Compensation Plans
Hartford Life Insurance Company’s employees are included in The Hartford 2005 Incentive Stock Plan and The Hartford Employee Stock Purchase Plan.
The Hartford has two primary stock-based compensation plans which are described below. Shares issued in satisfaction of stock-based compensation may be made available from authorized but unissued shares, shares held by The Hartford in treasury or from shares purchased in the open market. The Hartford typically issues new shares in satisfaction of stock-based compensation. Hartford Life was allocated compensation expense of $14 million and $11 million for the six months ended June 30, 2006 and 2005, respectively. Hartford Life’s income tax benefit recognized for stock-based compensation plans was $5 million and $4 million for the six months ended June 30, 2006 and 2005, respectively. Hartford Life did not capitalize any cost of stock-based compensation.
Stock Plan
In 2005, the shareholders of The Hartford approved The Hartford 2005 Incentive Stock Plan (the “2005 Stock Plan”), which superseded and replaced The Hartford Incentive Stock Plan and The Hartford Restricted Stock Plan for Non-employee Directors. The terms of the 2005 Stock Plan are substantially similar to the terms of these superseded plans. The 2005 Stock Plan provides for awards to be granted in the form of non-qualified or incentive stock options qualifying under Section 422 of the Internal Revenue Code, stock appreciation rights, restricted stock units, restricted stock, performance shares, or any combination of the foregoing.
The fair values of awards granted under the 2005 Stock Plan are measured as of the grant date and expensed ratably over the awards’ vesting periods, generally three years. For stock option awards granted or modified in 2006 and later, the Company began expensing awards to retirement-eligible employees hired before January 1, 2002 immediately or over a period shorter than the stated vesting period because the employees receive accelerated vesting upon retirement and therefore the vesting period is considered non-substantive. For the six months ended June 30, 2005, the Company would have recognized an immaterial amount of additional stock-based compensation expense if it had been accelerating expense for all awards to retirement-eligible employees entitled to accelerated vesting. All awards provide for accelerated vesting upon a change in control of The Hartford as defined in the 2005 Stock Plan.
Stock Option Awards
Under the 2005 Stock Plan, all options granted have an exercise price equal to the market price of The Hartford’s common stock on the date of grant, and an option’s maximum term is ten years. Certain options become exercisable over a three year period commencing one year from the date of grant, while certain other options become exercisable upon the attainment of specified market price appreciation of The Hartford’s common shares. For any year, no individual employee may receive an award of options for more than 1,000,000 shares. As of December 31, 2005, The Hartford had not issued any incentive stock options under any plans.
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

Employee Stock Purchase Plan
In 1996, The Hartford established The Hartford Employee Stock Purchase Plan (“ESPP”). Under this plan, eligible employees of The Hartford may purchase common stock of The Hartford at a 15% discount from the lower of the closing market price at the beginning or end of the quarterly offering period. Employees purchase a variable number of shares of stock through payroll deductions elected as of the beginning of the quarter. The fair value is estimated based on the 15% discount off of the beginning stock price plus the value of three-month European call and put options on shares of stock at the beginning stock price calculated using the Black-Scholes model.
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
Effective July 7, 2003, the Company and its subsidiary, Hartford Life and Annuity Insurance Company (“HLAI”) entered into an indemnity reinsurance arrangement with Hartford Life and Accident Company (“HLA”). Through this arrangement, both the Company and HLAI automatically ceded 100% of the GMWB’s incurred on variable annuity contracts issued between July 7, 2003 through September 2005 that were otherwise not reinsured. The Company and HLAI, in total, ceded approximately $120 of premiums to HLA during this period. During September 2005, the Company and HLAI recaptured this indemnity reinsurance arrangement from HLA. The Company and HLAI, combined, paid cash in the amount of $63, received hedging assets with a fair value of $182 and extinguishment of a reinsurance recoverable liability of $36, resulting in a capital contribution, net of tax, of $117.
During the third quarter of 2004, Hartford Life introduced fixed MVA annuity products to provide a diversified product portfolio to customers in Japan. The yen based MVA product is written by Hartford Life Insurance, K.K. (“HLIKK”) a wholly owned Japanese subsidiary of Hartford Life and subsequently reinsured to the Company. As of June 30, 2006, $1.7 billion of the account value had been assumed by the Company.
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
As of August 31, 2005, the effective date of the agreement, the reinsurance derivative liability recorded by the Company was $15. As described above, in connection with accepting the reinsurance derivative, the Company received $25 in cash. The difference between the fair value of the reinsurance derivative and the cash received was recorded as an in substance capital contribution of $10 from a related party. Subsequent cohorts, as ceded, representing new business written with the GMIB rider, will be recorded in a manner similar to the in-force block. The initial fair value of the derivative associated with new business will be recorded as an in substance capital contribution or distribution between these related parties. As of June 30, 2006 and December 31, 2005, the fair value of the reinsurance derivative was an asset of $178 and an asset of $72, respectively. During the three and six months ended June 30, 2006, the Company recorded a net capital contribution of $158 and $157 and a pre-tax realized loss of $105 and a pre-tax realized loss of $28, respectively, representing the change in fair value of the reinsurance derivative.

The contracts underlying the GMIB reinsurance contract are ‘in the money’ if the contract holder’s GRB is greater than the account value. For contracts that were ‘in the money’ the Company’s exposure, as of June 30, 2006 and December 31, 2005, was $91 and $1, respectively. However, the only way the contract holder can monetize the excess of the GRB over the account value of the contract is upon annuitization and the amount to be paid by the Company will be in the form of a lump sum, or alternatively, over the annuity period. As the amount of the excess of the GRB over the account value can fluctuate with equity market returns on a daily basis the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than $91.
9. Sale of Affiliate
On March 2, 2006, Hartford Life Insurance Company completed the sale of its wholly-owned subsidiary, Servus Life Insurance Company, to XL Life and Annuity Holding Company and received cash in the amount of approximately $15.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in millions, unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Hartford Life Insurance Company and its subsidiaries (“Hartford Life Insurance Company”, “Life” or the “Company”) as of June 30, 2006, compared with December 31, 2005, and its results of operations for the three and six months ended June 30, 2006 compared with the equivalent periods in 2005. This discussion should be read in conjunction with the MD&A in Hartford Life Insurance Company’s 2005 Form 10-K Annual Report.
Certain of the statements contained herein are forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company’s control and have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in Part II, Item 1A, Risk Factors. These factors include: the possible occurrence of terrorist attacks; the response of reinsurance companies under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect the Company against losses; changes in the stock markets, interest rates or other financial markets, including the potential effect on the Company’s statutory capital levels; the inability to effectively mitigate the impact of equity market volatility on the Company’s financial position and results of operations arising from obligations under annuity product guarantees; the Company’s potential exposure arising out of regulatory proceedings or private claims relating to incentive compensation or payments made to brokers or other producers and alleged anti-competitive conduct; the uncertain effect on the Company of regulatory and market-driven changes in practices relating to the payment of incentive compensation to brokers and other producers, including changes that have been announced and those which may occur in the future; the possibility of unfavorable loss development; the incidence and severity of catastrophes, both natural and man-made; stronger than anticipated competitive activity; unfavorable judicial or legislative developments; the potential effect of domestic and foreign regulatory developments, including those which could increase the Company’s business costs and required capital levels; the possibility of general economic and business conditions that are less favorable than anticipated; the Company’s ability to distribute its products through distribution channels, both current and future; the uncertain effects of emerging claim and coverage issues; a downgrade in the Company’s financial strength or credit ratings; the ability of the Company’s subsidiaries to pay dividends to the Company; the ability to recover the Company’s systems and information in the event of a disaster or other unanticipated event; and other factors described in such forward-looking statements.
INDEX

Overview	22
Critical Accounting Estimates	24
Consolidated Results of Operations	26
Retail	29
Retirement Plans	30
Institutional	31
Individual Life	32
Other	33
Investments	34
Investment Credit Risk	38
Capital Markets Risk Management	40
Capital Resources and Liquidity	43
Accounting Standards	43

OVERVIEW
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
The Hartford has received subpoenas from the New York Attorney General’s Office and the Connecticut Attorney General’s Office requesting information relating to The Hartford’s group annuity products, including single premium group annuities used in terminal and maturity funding programs. These subpoenas seek information about how various group annuity products are sold, how The Hartford selects mutual funds offered as investment options in certain group annuity products, and how brokers selling

The Hartford’s group annuity products are compensated. The Hartford continues to cooperate fully with these regulators in these matters.
On May 10, 2006, the Hartford entered into an agreement (the “Agreement”) with the New York Attorney General’s Office and the Connecticut Attorney General’s Office to resolve the outstanding investigations by these parties regarding the Hartford’s use of expense reimbursement agreements in its terminal and maturity funding group annuity line of business. Under the terms of the Agreement, the Hartford will pay $20, of which $16.1 will be paid to certain plan sponsors that purchased terminal or maturity funding annuities between January 1, 1998 and December 31, 2004, with the balance of $3.9 to be divided equally between the states of New York and Connecticut. Also pursuant to the terms of the Agreement, the Hartford will accept a three-year prohibition on the use of contingent compensation in its terminal and maturity funding group annuity line of business. The costs associated with the settlement had already been accounted for in reserves established by the Hartford as of March 31, 2006.
To date, neither the SEC’s and New York Attorney General’s market timing investigation or the SEC’s directed brokerage investigation has resulted in the initiation of any formal action against The Hartford by these regulators. However, The Hartford believes that the SEC and the New York Attorney General’s Office are likely to take some action against The Hartford at the conclusion of the respective investigations. The Hartford is engaged in active discussions with the SEC and the New York Attorney General’s Office. The potential timing of any resolution of any of these matters or the initiation of any formal action by any of these regulators in these matters is difficult to predict. As of March 31, 2006, Hartford Life had recorded aggregate charges of $109, after-tax, of which $14, after-tax, was attributed to the Company, to establish a reserve for the market timing, directed brokerage and single premium group annuity matters. The after-tax cost of the single premium group annuity matter settlement was $14. Hartford Life’s remaining reserve for the market timing and directed brokerage matters is an estimate; in view of the uncertainties regarding the outcome of these regulatory investigations, as well as the tax-deductibility of payments, it is possible that the ultimate cost to Hartford Life of these matters could exceed the reserve by an amount that would have a material adverse effect on Hartford Life’s consolidated results of operations or cash flows in a particular quarterly or annual period. It is reasonably possible that the Company may ultimately be liable for all or a portion of the ultimate cost to Hartford Life in excess of the $14 already attributed to the Company. However, the ultimate liability of the Company is not reasonably estimable at this time.
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
Broker Compensation
As the Company has disclosed previously, the Company pays brokers and independent agents commissions and other forms of incentive compensation in connection with the sale of many of the Company’s insurance products. Since the New York Attorney General’s Office filed a civil complaint against Marsh on October 14, 2004, several of the largest national insurance brokers, including Marsh, Aon Corporation and Willis Group Holdings Limited, have announced that they have discontinued the use of contingent compensation arrangements. Other industry participants may make similar, or different, determinations in the future. In addition, legal, legislative, regulatory, business or other developments may require changes to industry practices relating to incentive compensation. Pursuant to settlement agreements reached with regulators, two insurance companies have recently agreed to restrictions on the payment of contingent compensation relating to the placement of excess casualty insurance policies. These insurers have agreed that the restrictions may be extended in time, and to other property and casualty lines, if insurers in a given line or segment, that together represent more than 65% of the market share in the insurance line (based upon national gross written premiums) do not pay contingent compensation. These insurers have also agreed to support legislation and regulations to abolish contingent compensation and to require greater disclosure of compensation. At this time, it is not possible to predict the effect of these announced or potential changes on the Company’s business or distribution strategies.
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
The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: deferred policy acquisition costs and present value of future profits associated with variable annuity and other universal life-type contracts; the evaluation of other-than-temporary impairments on investments in available-for-sale securities; the valuation of guaranteed minimum withdrawal benefit derivatives and guaranteed minimum income benefit reinsurance derivatives; and contingencies relating to corporate litigation and regulatory matters. In developing these estimates management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements. For a discussion of those critical accounting estimates not disclosed below, see MD&A in The Company’s 2005 Form 10-K Annual Report.
Deferred Policy Acquisition Costs and Present Value of Future Profits Associated with Variable Annuity and Other Universal Life-Type Contracts
Accounting Policy and Assumptions
The Company’s policy acquisition costs include commissions and certain other expenses that vary with and are primarily associated with acquiring business. Present value of future profits is an intangible asset recorded upon applying purchase accounting in an acquisition of a life insurance company. Deferred policy acquisition costs and the present value of future profits intangible asset are amortized in the same way. Both are amortized over the estimated life of the contracts acquired, generally 20 years. Within the following discussion, deferred policy acquisition costs and the present value of future profits intangible asset will be referred to as “DAC”. At June 30, 2006 and December 31, 2005, the carrying value of the Company’s DAC asset was $7.7 billion and $7.1 billion, respectively.
The Company amortizes DAC related to traditional policies (term, whole life and group insurance) over the premium-paying period in proportion to premium income. The Company amortizes DAC related to investment contracts and universal life-type contracts (including individual variable annuities) using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of estimated gross profits (“EGPs”). The Company uses other measures for amortizing DAC, such as gross costs, as a replacement for EGPs when EGPs are expected to be negative for multiple years of the contract’s life. The Company also adjusts the DAC balance, through other comprehensive income, by an amount that represents the amortization of DAC that would have been required as a charge or credit to operations had unrealized gains and losses on investments been realized. Actual gross profits, in a given reporting period, that vary from management’s initial estimates result in increases or decreases in the rate of amortization, commonly referred to as a “true-up”, which are recorded in the current period. The true-up recorded for the three months ended June 30, 2006 and 2005 was an increase to amortization of $21 and $10, respectively. The true-up recorded for the six months ended June 30, 2006 and 2005 was an increase to amortization of $33 and $14, respectively.
Each year, the Company develops future EGPs for the products sold during that year. The EGPs for products sold in a particular year are aggregated into cohorts. Future gross profits are projected for the estimated lives of the contracts, generally 20 years and are, to a large extent, a function of future account value projections for individual variable annuity products and to a lesser extent for variable universal life products. The projection of future account values requires the use of certain assumptions. The assumptions considered to be important in the projection of future account value, and hence the EGPs, include separate account fund performance, which is impacted by separate account fund mix, less fees assessed against the contract holder’s account balance, surrender and lapse rates, interest margin, and mortality. The assumptions are developed as part of an annual process and are dependent upon the Company’s current best estimates of future events which are likely to be different for each year’s cohort. For example, upon completion of a study during the fourth quarter of 2005, the Company, in developing projected account values and the related EGPs for the 2005 cohorts, used a separate account return assumption of 7.6% (after fund fees, but before mortality and expense charges). For prior year cohorts, the Company’s separate account return assumption at the time those cohorts’ account values and related EGPs were projected was 9.0%.

Unlock and Sensitivity Analysis
EGPs that are used as the basis for determining amortization of DAC are evaluated regularly to determine if actual experience or other evidence suggests that those EGPs should be revised. The original best estimate assumptions used to project account values and the related EGPs are not revised unless the originally projected EGPs in the DAC amortization model fall outside of a reasonable range. In the event that the Company were to revise its original best estimate assumptions used for prior year cohorts to its current best estimate assumptions, thereby changing its estimate of projected account value and the related EGPs in the DAC amortization model, the cumulative DAC amortization would be adjusted to reflect such changes in the period the revision was determined to be necessary, a process known as “unlocking”.
To determine the reasonableness of the original best estimate assumptions used and their impact on previously projected account values and the related EGPs, the Company evaluates, on a quarterly basis, its previously projected EGPs, not each individual assumption. The Company’s process to assess the reasonableness of its EGPs involves the use of internally developed models, which run a large number of stochastically determined scenarios of separate account fund performance. Incorporated in each scenario are the Company’s current best estimate assumptions with respect to separate account returns, lapse rates, mortality, and expenses. These scenarios are run to calculate statistically significant ranges of reasonable EGPs. The statistical ranges produced from the stochastic scenarios are compared to the present value of EGPs used in the respective DAC amortization models. If EGPs used in the DAC amortization model fall outside of the statistical ranges of reasonable EGPs, a revision to the original best estimate assumptions in prior year cohorts used to project account value and the related EGPs in the DAC amortization model would be necessary. A similar approach is used for variable universal life business.
As of June 30, 2006, the present value of the EGPs used in the DAC amortization models for variable annuities and variable universal life business fell within the Company’s parameters. Therefore, the Company did not revise the separate account return assumption, the account value or any other assumptions in those DAC amortization models for 2006 and prior cohorts.
The Company performs analyses with respect to the potential impact of an unlock. To illustrate the effects of an unlock, assume the Company had concluded that a revision to previously projected account values and the related EGPs was required as of June 30, 2006. If the Company assumed a separate account return assumption of 7.6% and used its current best estimate assumptions for all products to project account values forward from the current account value to reproject future EGPs, the estimated increase to amortization (a decrease to net income) for all businesses would be approximately $100-$115, after-tax. If, instead, the Company assumed a separate account return assumption of 8.6% or 6.6%, the estimated after-tax change in amortization for all businesses would have been an increase (a decrease to net income) of $65-$75 and an increase (a decrease to net income) of $135-$155, respectively.
Aside from absolute levels and timing of market performance, additional factors that influence unlock determinations include the degree of volatility in separate account fund performance and policyholder shifts in asset allocation within the separate account as well as surrenders and lapses. The overall return generated by the separate account is dependent on several factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds as well as equity sector weightings. The Company’s overall separate account fund performance has been reasonably correlated to the overall performance of the S&P 500 Index (which closed at 1,270 on June 30, 2006), although no assurance can be provided that this correlation will continue in the future.
The overall recoverability of the DAC asset is dependent on the future profitability of the business. The Company tests the aggregate recoverability of the DAC asset by comparing the amounts deferred to the present value of total EGPs. In addition, the Company routinely stress tests its DAC asset for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced a significant sell-off, as the majority of policyholders’ funds in the separate accounts is invested in the equity market. As of June 30, 2006, the Company believed U.S. individual variable annuity separate account assets could fall, through a combination of negative market returns, lapses and mortality, by at least 44% before portions of its DAC asset would be unrecoverable.

CONSOLIDATED RESULTS OF OPERATIONS
The Company has four reportable operating segments: Retail Products Group (“Retail”), Retirement Plans, Institutional Solutions Group (“Institutional”) and Individual Life. The Company provides investment and retirement products such as variable and fixed annuities, retirement plan services and other institutional investment products such as structured settlements, individual and private placement life insurance (“PPLI”) and products including variable universal life, universal life, interest sensitive whole life and term life.
The following provides a summary of the significant factors used by management to assess the performance of the business. For a complete discussion of these factors see the MD&A in the Company’s 2005 Form 10-K Annual Report.
Performance Measures
Fee Income
     Fee income is largely driven from amounts collected as a result of contractually defined percentages of assets under management on investment and universal life type contracts. Therefore, the growth in assets under management either through positive net flows or net sales and favorable equity market performance will have a favorable impact on fee income. Conversely, negative net flows or net sales and unfavorable equity market performance will reduce fee income.

	As of and For the Three		As of and For the Six Months
	Months Ended		Ended
	June 30,		June 30,
Product/Key Indicator Information	2006	2005	2006	2005

Individual Variable Annuities
Account value, beginning of period	$108,695	$98,071	$105,314	$99,617
Net flows	(638)	(59)	(1,466)	347
Change in market value and other	(1,833)	1,735	2,376	(217)

Account value, end of period	$106,224	$99,747	$106,224	$99,747

Retirement Plans
Account value, beginning of period	$20,465	$16,946	$19,317	$16,493
Net flows	541	349	1,395	1,026
Change in market value and other	(266)	297	28	73

Account value, end of period	$20,740	$17,592	$20,740	$17,592

Individual Life Insurance
Variable universal life account value, end of period	$6,053	$5,433	$6,053	$5,433
Total life insurance inforce	$151,955	$139,260	$151,955	$139,260

S&P 500 Index
Period end closing value	1,270	1,191	1,270	1,191
Daily average value	1,281	1,182	1,282	1,187

•	The increase in U.S. variable annuity account values from June 30, 2005 and December 31, 2005 to June 30, 2006 can be attributed to market growth over the past four and two quarters, respectively. Net flows for the U.S. variable annuity business have decreased from prior year levels resulting from higher surrenders due to increased competition.
•	The increase in Retirement Plan account values from June 30, 2005 and December 31, 2005 to June 30, 2006 can be mainly attributed to positive net flows over the past four and two quarters, respectively.
•	Individual Life account value and life insurance inforce increased for the three and six months ended June 30, 2006 due to business growth.

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
•	Net investment income and interest credited on general account assets in Retail declined for the three and six months ended June 30, 2006 due to lower assets under management from surrenders on market value adjusted (“MVA”) fixed annuity products at the end of their guarantee period. Also contributing to the decline in assets under management were transfers within variable annuity products from the general account option to separate account funds.

•	Net investment income and interest credited on general account assets in Institutional increased as a result of the Company’s funding agreement backed Investor Notes program.
Expenses
There are three major categories for expenses: benefits and claims, insurance operating costs and expenses, and amortization of deferred policy acquisition costs and the present value of future profits.

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2006		2005		2006		2005

Retail
General insurance expense ratio (individual annuity)	17.7	bps	19.3	bps	16.7	bps	18.4	bps
DAC amortization ratio (individual annuity)	56.1%		56.2%		54.9%		57.1%

Individual Life
Death benefits	$55		$56		$117		$115
Insurance expenses, net of deferrals	$46		$38		$86		$76

•	Asset growth and lower contract maintenance expenses for the three and six months ended June 30, 2006 decreased individual annuity’s expense ratio to a level lower than prior year periods. Management expects the 2006 full year ratio to be between 18-20 bps.

•	The ratio of individual annuity DAC amortization over income before taxes and DAC amortization declined for the three and six months ended June 30, 2006 as a result of the recapture of the GMWB reinsurance agreement in September 2005.

•	Individual Life death benefits decreased $1 for the three months ended primarily due to favorable mortality experience and increased a moderate 2% for the six months ended June 30, 2006 primarily due to a larger insurance inforce.

	Three Months Ended			Six Months Ended
		June 30,			June 30,
Operating Summary	2006	2005	Change	2006	2005	Change

Fee income	$757	$683	11%	$1,494	$1,365	9%
Earned premiums	84	107	(21%)	358	165	117%
Net investment income	676	626	8%	1,332	1,249	7%
Net realized capital (losses) gains	(245)	(16)	NM	(289)	61	NM

Total revenues	1,272	1,400	(9%)	2,895	2,840	2%
Benefits, claims and claim adjustment expenses	728	746	(2%)	1,625	1,424	14%
Insurance operating costs and other expenses	241	205	18%	402	414	(3%)
Amortization of deferred policy acquisition costs and present value of future profits	229	221	4%	457	452	1%

Total benefits, claims and expenses	1,198	1,172	2%	2,484	2,290	8%

Income before income tax (benefit) expense	74	228	(68%)	411	550	(25%)
Income tax (benefit) expense	(19)	48	(140%)	59	129	(54%)

Net income	$93	$180	(48%)	$352	$421	(16%)

The Company defines “NM” as not meaningful for increases or decreases greater than 200%, or changes from a net gain to a net loss position, or vice versa.
Three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005
The change in the Company’s net income was due to the following:
•	Net realized capital losses increased in the second quarter of 2006 compared to the prior year period due to increased other-than-temporary impairments (see the Other-Than-Temporary Impairments discussion within Investment Results for more information on the increase in impairments), increased realized losses associated with GMWB derivatives, primarily due to the modeling refinements made in the second quarter of 2006, losses on non-qualifying derivatives due to rising interest rates in 2006 and realized losses associated with the GMIB reinsurance derivative, effective September 1, 2005, partially offset by a decrease in realized losses from the Japan fixed annuity contract hedges due to movements in interest rates. Net realized capital losses occurred in the first six months of 2006 compared to net realized capital gains in the prior year period due to increased other-than-temporary impairments, increased realized losses associated with GMWB derivatives, primarily due to the modeling refinements made in the second quarter of 2006, increased losses on non-qualifying derivatives due to rising interest rates in 2006, realized losses associated with the GMIB reinsurance derivative, effective September 1, 2005, and increased realized losses from the Japan fixed annuity contract hedges due to movements in interest rates.

•	During the first quarter of 2006, the Company achieved favorable settlements in several cases brought against the Company by policyholders regarding their purchase of broad-based leveraged corporate owned life insurance (“leveraged COLI”) policies in the early to mid-1990s. The Company ceased offering this product in 1996. Based on the favorable outcome of these cases, together with the Company’s current assessment of the few remaining leveraged COLI cases, the Company reduced its estimate of the ultimate cost of these cases during the three months ended March 31, 2006. This reserve reduction, recorded in insurance operating costs and other expenses, resulted in an after-tax benefit of $34 in the three months ended March 31, 2006.
Income Taxes
The effective tax rate for the three months ended June 30, 2006 and 2005 was (26%) and 21%, respectively. The effective tax rate for the six months ended June 30, 2006 and 2005 was 14% and 23%, respectively. The principal cause of the difference between the effective rate and the U.S. statutory rate of 35% was the separate account dividends-received deduction (“DRD”). Pre-tax income declined in the second quarter, primarily due to net realized capital losses, while the amount of the DRD remained relatively constant resulting in a negative effective tax rate for the second quarter.
The separate account DRD is estimated for the current year using information from the most recent year-end, adjusted for equity market performance. The current estimated DRD was updated in the second quarter based on the most recent data and will be appropriately adjusted as underlying factors change, including known actual 2006 mutual fund distributions and fee income from the Company’s variable insurance products. The actual current year DRD can vary from the estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distributions from these mutual funds, appropriate levels of taxable income, as well as the utilization of capital loss carryforwards at the mutual fund level.
Prior to the Tax Reform Act of 1984, the Life Insurance Company Income Tax Act of 1959 permitted the deferral from taxation of a portion of statutory income under certain circumstances. In these situations, the deferred income was accumulated in a “Policyholders’ Surplus Account” and would be taxable only under conditions which management considered to be remote;

therefore, no federal income taxes have been provided on the balance in this account, which for tax return purposes was $88 as of December 31, 2005. The American Jobs Creation Act of 2004, which was enacted in October 2004, allows distributions to be made from the Policyholders’ Surplus Account free of tax in 2005 and 2006. The Company distributed the entire balance in the second quarter of 2006, thereby permanently eliminating the potential tax of $31.
RETAIL

	Three Months Ended			Six Months Ended
		June 30,			June 30,
Operating Summary	2006	2005	Change	2006	2005	Change

Fee income	$476	$426	12%	$940	$844	11%
Earned premiums	(18)	(27)	(33%)	(35)	(62)	(44%)
Net investment income	213	239	(11%)	429	479	(10%)
Net realized capital gains	—	2	(100%)	3	5	(40%)

Total revenues	671	640	5%	1,337	1,266	6%
Benefits, claims and claim adjustment expenses	207	236	(12%)	414	471	(12%)
Insurance operating costs and other expenses	126	109	16%	237	211	12%
Amortization of deferred policy acquisition costs and present value of future profits	192	164	17%	379	334	13%

Total benefits, claims and expenses	525	509	3%	1,030	1,016	1%

Income before income tax expense	146	131	11%	307	250	23%
Income tax expense	13	15	(13%)	34	31	10%

Net income	$133	$116	15%	$273	$219	25%

Account Values

Individual variable annuity account values				$106,224	$99,747	6%
Individual fixed annuity and other account values				10,036	10,553	(5%)
Other retail products account values				11	15	(27%)

Total account values [1]				$116,271	$110,315	5%

[1]	Includes policyholder balances for separate accounts and other policyholder funds.
Three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005
Net income in the Retail segment for the three and six months ended June 30, 2006 increased primarily due to improved fee income. Higher fee income was driven by higher assets under management resulting primarily from market growth. A more expanded discussion of earnings can be found below:
•	The increase in fee income in the variable annuity business for the three and six months ended June 30, 2006 occurred primarily as the result of growth in average account values. The year-over-year increase in average account values can be attributed to market appreciation of $9.2 billion over the past four quarters. Variable annuity had net outflows of $1.5 billion for the six months ended June 30, 2006 compared to net inflows of $347 for the prior year period. Net outflows from additional surrender activity was due to increased sales competition, particularly from competitors offering variable annuity products with guaranteed living benefits.

•	Despite stable general account investment spread over the past four quarters, net investment income has steadily declined for the three and six months ended June 30, 2006 due to an increased level of surrenders and transfers. This decline in the fixed annuity business has been slowed largely due to a lower surrender rate. In addition, a more favorable interest rate environment recently has led to net outflows for the six months ended June 30, 2006 decreasing $680 compared to the six months ended June 30, 2005. Benefits, claims and claim adjustment expenses have decreased for the three and six months ended June 30, 2006 due to a decline in interest credited also due to an increase in surrenders and transfers.

•	Insurance operating costs and other expenses increased for the three and six months ended June 30, 2006 primarily due to an increase in variable annuity asset based commissions caused by a 6% growth in assets under management. In addition, there was an increase in the number of contracts reaching anniversaries when trail commission payments begin.

•	Higher amortization of DAC resulted from higher actual gross profits due to the positive earnings drivers discussed above. The DAC amortization rate as a percentage of pre-tax, pre-amortization profits remained fairly stable.

RETIREMENT PLANS

	Three Months Ended			Six Months Ended
		June 30,			June 30,
Operating Summary	2006	2005	Change	2006	2005	Change

Fee income	$45	$34	32%	$85	$65	31%
Earned premiums	2	3	(33%)	16	6	167%
Net investment income	80	76	5%	160	153	5%
Net realized capital gains (losses)	1	—	—	1	(1)	—

Total revenues	128	113	13%	262	223	17%
Benefits, claims and claim adjustment expenses	59	58	2%	128	114	12%
Insurance operating costs and other expenses	35	30	17%	66	58	14%
Amortization of deferred policy acquisition costs	8	4	100%	16	11	45%

Total benefits, claims and expenses	102	92	11%	210	183	15%

Income before income tax expense	26	21	24%	52	40	30%
Income tax expense	6	6	—	13	10	30%

Net income	$20	$15	33%	$39	$30	30%

Account Values

Governmental account values				$10,458	$10,054	4%
401(k) account values				10,282	7,538	36%

Total account values [1]				$20,740	$17,592	18%

[1]	Includes policyholder balances for separate accounts and other policyholder funds.
Three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005
Net income in Retirement Plans increased due to higher earnings in the 401(k) business. Net income for the Government business was relatively stable.
•	Fee income for 401(k) increased 34% or $9, and 34% or $16, for the three and six months ended June 30, 2006, respectively. This increase is mainly attributable to positive net flows of $2.0 billion over the past four quarters resulting from strong sales and increased ongoing deposits. Total 401(k) deposits increased by 29% and 31%, respectively, for the three and six months ended June 30, 2006, and net flows increased by 22% and 25%, respectively.

•	General account spread remained stable for the six months ended June 30, 2006 compared to the prior year period. Overall, net investment income and the associated interest credited within benefits, claims and claim adjustment expenses, each increased as a result of the growth in general account assets under management. Additionally, benefits, claims and claim adjustment expenses increased, for the six months ended June 30, 2006 compared to the respective prior year period, due to a large case annuitization in the 401(k) business, which resulted in an increase in premiums and reserves of $12.

•	Insurance operating costs and other expenses increased for the three and six months ended June 30, 2006 primarily driven by the 401(k) business. The additional costs can be attributed to greater sales and assets under management, resulting in higher trail commissions and maintenance expenses.

•	Higher amortization of DAC resulted from higher actual gross profits due to the positive earnings drivers discussed above. The DAC amortization rate as a percentage of pre-tax profits remained fairly stable

INSTITUTIONAL

	Three Months Ended			Six Months Ended
		June 30,			June 30,
Operating Summary	2006	2005	Change	2006	2005	Change

Fee income	$27	$30	(10%)	$53	$66	(20%)
Earned premiums	92	116	(21%)	359	198	81%
Net investment income	244	190	28%	465	367	27%
Net realized capital (losses)	(1)	(1)	—	(3)	(2)	50%

Total revenues	362	335	8%	874	629	39%
Benefits, claims and claim adjustment expenses	296	285	4%	756	535	41%
Insurance operating costs and other expenses	19	13	46%	33	23	43%
Amortization of deferred policy acquisition costs	7	9	(22%)	16	15	7%

Total benefits, claims and expenses	322	307	5%	805	573	40%

Income before income tax expense	40	28	43%	69	56	23%
Income tax expense	13	9	44%	22	17	29%

Net income	$27	$19	42%	$47	$39	21%

Account Values

Institutional Investment Product account values [1] [2]				$19,448	$15,789	23%
Private Placement Life Insurance account values				24,629	23,057	7%

Total account values [1]				$44,077	$38,846	13%

[1]	Institutional investment product account values include a transfer from the Retirement Plans segment of $413.

[2]	Includes policyholder balances for separate account contracts and reserves for other policyholder funds.
Three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005
Net income increased for the three and six months ended June 30, 2006 compared to the respective prior year periods driven by higher earnings in institutional investment products (“IIP”). Private placement life insurance (“PPLI”) net income was slightly favorable for the three and six months ended June 30, 2006 compared to the respective prior year periods. A more expanded discussion of earnings growth can be found below.
•	Total revenues increased in IIP as a result of higher assets under management, driven by positive net flows of $2.4 billion during the past four quarters. Net flows for IIP were strong primarily as a result of the Company’s funding agreement backed Investor Notes program. Investor Notes sales for the four quarters ended June 30, 2006 were $2.0 billion.

•	General account spread is the main driver of net income for IIP. An increase in spread income in 2006 was driven by higher assets under management, as noted above along with favorable investment results, which included higher partnership income in the second quarter of 2006. For the three and six months ended June 30, 2006, income related to partnership investments was $6 and $7 after-tax, respectively. Partnership income was immaterial for the three and six months ended June 30, 2005.

•	IIP had favorable mortality experience on structured settlement and terminal funding contracts for the three and six months ended June 30, 2006 compared to the prior year contributing to IIP’s higher earnings.

•	For the six months ended June 30, 2006, earned premiums increased as a result of a large terminal funding case that was sold during the three months ended March 31, 2006. This increase in earned premiums was offset by a corresponding increase in benefits, claims and claim adjustment expenses.

INDIVIDUAL LIFE

	Three Months Ended			Six Months Ended
		June 30,			June 30,
Operating Summary	2006	2005	Change	2006	2005	Change

Fee income	$193	$176	10%	$382	$356	7%
Earned premiums	(11)	(6)	83%	(21)	(12)	75%
Net investment income	72	66	9%	143	132	8%
Net realized capital gains	1	1	—	2	2	—

Total revenues	255	237	8%	506	478	6%
Benefits, claims and claim adjustment expenses	108	109	(1%)	226	216	5%
Insurance operating costs and other expenses	46	38	21%	86	76	13%
Amortization of deferred policy acquisition costs and present value of future profits	38	39	(3%)	68	82	(17%)

Total benefits, claims and expenses	192	186	3%	380	374	2%

Income before income tax expense	63	51	24%	126	104	21%
Income tax expense	20	17	18%	41	34	21%

Net income	$43	$34	26%	$85	$70	21%

Account Values and Inforce

Variable universal life insurance				$6,053	$5,433	11%
Total life insurance inforce				$151,955	$139,260	9%

Three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005
Net income increased for the three and six months ended June 30, 2006, due to growth in life insurance inforce and account values, favorable mortality, and revisions to net DAC amortization of $3 and $7 after-tax, as discussed below. The following factors contributed to the earnings increase:
•	Fee income increased for the three and six months ended June 30, 2006. Cost of insurance charges, the largest component of fee income, increased $7 and $15, respectively, driven by growth in the variable universal, universal, and interest-sensitive whole life insurance inforce. Variable fee income also increased, consistent with the growth in the variable universal life insurance account value. Other fee income, another component of total fee income, increased $8 and $7 for the three and six months ended June 30, 2006, due to growth and product performance primarily in variable universal life insurance.

•	Amortization of DAC declined $1 and $14 for the three and six months ended June 30, 2006, respectively, primarily due to revisions in 2006 to estimates made at December 31, 2005 and first quarter 2006. Excluding these revisions, the amortization of DAC increased $5 and declined $1 for the three and six months ended June 30, 2006, consistent with the level and mix of product profitability.

•	Net investment income increased primarily due to increased general account assets from sales growth.
Partially offsetting these positive earnings drivers were the following factors:
•	Earned premiums, which include premiums for ceded reinsurance, decreased primarily due to increased reinsurance premiums of $9 and $16.

•	Benefits, claims and claim adjustment expenses increased for the six months ended June 30, 2006 primarily due to interest credited on growing account values and higher death benefits from inforce growth.

•	Operating costs increased over the prior year periods primarily as a result of business growth.

OTHER

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Operating Summary	2006	2005	Change	2006	2005	Change

Fee income	$16	$17	(6%)	$34	$34	—
Earned premiums	19	21	(10%)	39	35	11%
Net investment income	67	55	22%	135	118	14%
Net realized capital (losses) gains	(246)	(18)	NM	(292)	57	NM

Total revenues	(144)	75	NM	(84)	244	(134%)
Benefits, claims and claim adjustment expenses	58	58	—	101	88	15%
Insurance operating costs and other expenses	15	15	—	(20)	46	(143%)
Amortization of deferred policy acquisition costs	(16)	5	NM	(22)	10	NM

Total benefits, claims and expenses	57	78	(27%)	59	144	(59%)

(Loss) income before income tax (benefit) expense	(201)	(3)	NM	(143)	100	NM
Income tax (benefit) expense	(71)	1	NM	(51)	37	NM

Net loss (income)	$(130)	$(4)	NM	$(92)	$63	NM

Three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005
Net income changed due to the following factors:
•	Net realized capital losses increased in the second quarter of 2006 compared to the prior year period due to increased other-than-temporary impairments (see the Other-Than-Temporary Impairments discussion within Investment Results for more information on the increase in impairments), increased realized losses associated with GMWB derivatives, primarily due to the modeling refinements made in the second quarter of 2006, losses on non-qualifying derivatives due to rising interest rates in 2006 and realized losses associated with the GMIB reinsurance derivative, effective September 1, 2005, partially offset by a decrease in realized losses from the Japan fixed annuity contract hedges due to movements in interest rates. Net realized capital losses occurred in the first six months of 2006 compared to net realized capital gains in the prior year period due to increased other-than-temporary impairments, increased realized losses associated with GMWB derivatives, primarily due to the modeling refinements made in the second quarter of 2006, increased losses on non-qualifying derivatives due to rising interest rates in 2006, realized losses associated with the GMIB reinsurance derivative, effective September 1, 2005, and increased realized losses from the Japan fixed annuity contract hedges due to movements in interest rates.
•	During the first quarter of 2006, the Company achieved favorable settlements in several cases brought against the Company by policyholders regarding their purchase of broad-based leveraged corporate owned life insurance (“leveraged COLI”) policies in the early to mid-1990s. The Company ceased offering this product in 1996. Based on the favorable outcome of these cases, together with the Company’s current assessment of the few remaining leveraged COLI cases, the Company reduced its estimate of the ultimate cost of these cases during the three months ended March 31, 2006. This reserve reduction, recorded in insurance operating costs and other expenses, resulted in an after-tax benefit of $34 in the three months ended March 31, 2006.

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
Return on general account invested assets is an important element of Hartford Life Insurance Company’s financial results. Significant fluctuations in the fixed income or equity markets could weaken the Company’s financial condition or its results of operations. Additionally, changes in market interest rates may impact the period of time over which certain investments, such as mortgage-backed securities (“MBS”), are repaid and whether certain investments are called by the issuers. Such changes may, in turn, impact the yield on these investments and also may result in re-investment of funds received from calls and prepayments at rates below the average portfolio yield. Net investment income and net realized capital gains and losses accounted for approximately 34% and 44% of the Company’s consolidated revenues for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006, and 2005, net investment income and net realized capital gains and losses accounted for approximately 36% and 46%, respectively, of the Company’s consolidated revenues.
Fluctuations in interest rates affect the Company’s return on, and the fair value of, fixed maturity investments, which comprised approximately 89% and 91% of the fair value of its invested assets as of June 30, 2006, and December 31, 2005, respectively. Other events beyond the Company’s control could also adversely impact the fair value of these investments. Specifically, a downgrade of an issuer’s credit rating or default of payment by an issuer could reduce the Company’s investment return.
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
The following table identifies the Company’s invested assets by type as of June 30, 2006, and December 31, 2005.
Composition of Invested Assets

	June 30, 2006		December 31, 2005
	Amount	Percent	Amount	Percent

Fixed maturities, available-for-sale, at fair value	$43,008	89.4%	$43,242	91.1%
Equity securities, available-for-sale, at fair value	258	0.5%	310	0.7%
Policy loans, at outstanding balance	2,066	4.3%	1,971	4.1%
Mortgage loans, at amortized cost	2,020	4.2%	1,355	2.9%
Limited partnerships, at fair value	553	1.2%	423	0.9%
Other investments	217	0.4%	157	0.3%

Total investments	$48,122	100.0%	$47,458	100.0%

Fixed maturity investments decreased $234, or approximately 1%, since December 31, 2005, primarily due to an increase in interest rates partially offset by positive operating cash flows and product sales, and to a lesser extent, foreign currency appreciation in comparison to the U.S. dollar associated with foreign denominated securities. Mortgage loans increased $665, or 49%, since December 31, 2005, as a result of a decision to increase the Company’s investment in this asset class primarily due to its attractive yields and diversification opportunities.

Investment Results
The following table summarizes the Company’s investment results.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(before-tax)	2006	2005	2006	2005

Net Investment Income (Loss)
Net investment income — excluding policy loans	$641	$591	$1,265	$1,178
Policy loan income	35	35	67	71

Total net investment income (loss)	$676	$626	$1,332	$1,249
Yield on average invested assets [1]	5.9%	5.6%	5.8%	5.7%

Net Realized Capital Gains (Losses)
Gross gains on sale	$46	$111	$83	$203
Gross losses on sale	(74)	(72)	(126)	(117)
Impairments
Credit related	—	(5)	—	(5)
Other [2]	(40)	—	(47)	(1)

Total impairments	(40)	(5)	(47)	(6)
Japanese fixed annuity contract hedges, net [3]	(14)	(40)	(58)	(4)
Periodic net coupon settlements on credit derivatives/Japan	(8)	(9)	(22)	(13)
GMWB derivatives, net	(22)	—	(35)	—
GMIB reinsurance	(105)	—	(28)	—
Other, net [4]	(28)	(1)	(56)	(2)

Net realized capital gains (losses), before-tax	$(245)	$(16)	$(289)	$61

[1]	Represents annualized net investment income divided by the monthly weighted average invested assets at cost or amortized cost, as applicable, excluding collateral received associated with the securities lending program and reverse repurchase agreements as well as consolidated variable interest entity minority interests.

[2]	Primarily relates to fixed maturity impairments for which the Company was uncertain of its intent to retain the investment for a period of time sufficient to allow for a recovery to amortized cost. These impairments do not relate to security issuers for which the Company has current concerns regarding their ability to pay future interest and principal amounts based upon the securities’ contractual terms.

[3]	Relates to the Japanese fixed annuity product (product and related derivative hedging instruments excluding periodic net coupon settlements).

[4]	Primarily consists of changes in fair value on non-qualifying derivatives, changes in fair value of certain derivatives in fair value hedge relationships and hedge ineffectiveness on qualifying derivative instruments.
For the three and six months ended June 30, 2006, net investment income, excluding policy loans, increased $50, or 8%, and $87, or 7%, compared to the prior year periods. The increases in net investment income were primarily due to income earned on a higher average invested assets base as well as higher partnership income. The increase in the average invested assets base, as compared to the prior year, was primarily due to positive operating cash flows, investment contract sales such as retail and institutional notes, and universal life-type product sales such as the individual fixed annuity products sold in Japan. The higher partnership income was due to certain of the Company’s partnerships reporting higher market values for its underlying investments.
For the three and six months ended June 30, 2006, the yield on average invested assets increased slightly compared to the prior year periods. The average new investment yield during the three months ended June 30, 2006, was approximately 40 basis points higher than the yield on average invested assets.
Net realized capital losses were recognized for the three and six months ended June 30, 2006, compared to net realized capital losses for the three months ended June 30, 2005, and net realized gains for the six months ended June 30, 2005. During the three and six months ended June 30, 2006, the significant components of net realized capital gains and losses included net losses on sales of fixed maturity securities, other-than-temporary impairments, losses associated with the Japanese fixed annuity contract hedges including the periodic net coupon settlements, losses associated with GMWB derivatives, losses associated with GMIB reinsurance and losses in Other, net which primarily relate to changes in market value of non-qualifying derivatives due to changes in interest rates and foreign currency exchange rates. The circumstances giving rise to the changes in these components are as follows:
•	The net losses on fixed maturity sales in 2006 were primarily the result of rising interest rates and, to a lesser extent, credit spread widening on certain issuers.

•	For further discussion of other-than-temporary impairments, see the Other-Than-Temporary Impairments section that follows.

•	The Japanese fixed annuity contract hedges, net amount consists of the foreign currency transaction remeasurements associated with the yen denominated fixed annuity contracts offered in Japan and the corresponding offsetting cross currency swaps. Although the Japanese fixed annuity contracts are economically hedged, the net realized capital losses result from the mixed attribute accounting model, which requires fixed annuity liabilities to be recorded at cost and remeasured only for foreign currency exchange rates but the associated derivatives to be reported at fair value. The net realized capital losses for the three and six months ended June 30, 2006, resulted primarily from rising Japanese interest rates.

•	The periodic net coupon settlements on credit derivatives and the Japan fixed annuity cross currency swaps includes the net periodic income/expense or coupon associated with the swap contracts. The net loss for the three and six months ended June 30, 2006, is primarily associated with the Japan fixed annuity cross currency swaps and results from the interest rate differential between U.S. and Japanese interest rates.

•	The losses associated with the GMWB derivatives were primarily driven by modeling refinements made in the second quarter of 2006.

•	The losses associated with the GMIB reinsurance were driven by unfavorable performance of the underlying investments supporting the variable annuity business sold in Japan.
Gross gains on sales for the three and six months ended June 30, 2006, were primarily within fixed maturities and were concentrated in corporate and foreign government securities. Certain sales were made to reposition the portfolio to a shorter duration due to the flatness of the yield curve and the lack of market compensation for longer duration assets. Also, certain sales were made as the Company continues to reposition the portfolio to higher quality fixed maturity investments and increase investments in mortgage loans and limited partnerships. The gains on sales were primarily the result of changes in interest rates from the date of purchase.
Gross losses on sales for the three and six months ended June 30, 2006, were primarily within fixed maturities and were concentrated in the corporate and commercial mortgage-backed securities (“CMBS”) sectors with no single security sold at a loss in excess of $3 and $5, respectively, and an average loss as a percentage of the fixed maturity’s amortized cost, for the three and six months ended June 30, 2006, of less than 3% which, under the Company’s impairment policy was deemed to be depressed only to a minor extent.
Gross gains on sales for the three and six months ended June 30, 2005, were primarily within fixed maturities and included corporate and U.S. government securities. In addition, gross gains on sales for the six months ended June 30, 2005, also included gains from sales of CMBS and foreign government securities. Corporate securities were sold primarily to reduce the Company’s exposure to certain lower credit quality issuers. The sale proceeds were primarily re-invested into higher credit quality securities. The gains on sales of corporate securities were primarily the result of credit spread tightening. U.S. government securities were sold to rebalance the portfolio in favor of higher yielding securities. Gains were realized upon the sale of U.S. government securities due to changes in interest rates from the date of purchase. The CMBS sales resulted from a decision to divest securities that were backed by a single asset due to the then scheduled expiration of the Terrorism Risk Insurance Act (“TRIA”) at the end of 2005. Gains on these sales were realized as a result of an improved credit environment and interest rate declines from the date of purchase. Foreign securities were sold primarily to reduce the foreign currency exposure in the portfolio due to the expected near term volatility in foreign exchange rates.
Gross losses on sales for the three and six months ended June 30, 2005, were primarily within the corporate sector and included $23 of losses on sales of securities related to a major automotive manufacturer. Sales related to actions taken to reduce issuer exposure in light of a recent downward adjustment in earnings and cash flow guidance primarily due to sluggish sales, rising employee and retiree benefit costs and an increased debt service interest burden, and reposition the portfolio into higher quality securities. For the three and six months ended June 30, 2005, excluding sales related to the automotive manufacturer noted above, there was no single security sold at a loss in excess of $6 and the average loss as a percentage of the fixed maturity’s amortized cost was less than 6% and 4%, respectively, which, under the Company’s impairment policy, were deemed to be depressed only to a minor extent.

Other-Than-Temporary Impairments
The following table identifies the Company’s other-than-temporary impairments by type.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(before-tax)	2006	2005	2006	2005

CMBS	$—	$—	$1	$—
Corporate
Basic industry	9	2	9	2
Capital goods	1	—	5	—
Consumer cyclical	9	1	9	1
Consumer non-cyclical	5	—	6	—
Energy	5	—	5	—
Technology and communications	5	2	6	2
Utilities	4	—	4	—

Total Corporate	38	5	44	5
Other securities	—	—	—	1
Equity	2	—	2	—

Total other-than-temporary impairments	$40	$5	$47	$6

For the three and six months ended June 30, 2006, other-than-temporary impairments were recorded on corporate fixed maturities and equity securities. For the three and six months ended June 30, 2006, other-than-temporary impairments of $38 and $44, respectively, were recorded on certain corporate fixed maturities that had declined in value and for which the Company was uncertain of its intent to retain the investment for a period of time sufficient to allow recovery to amortized cost. These impairments do not relate to security issuers for which the Company currently has concerns regarding the ability to pay future interest and principal amount based upon the securities’ contractual terms. Prior to the other-than-temporary impairments, for the three and six months ended June 30, 2006, these securities had an average market value as a percentage of amortized cost of 84% and 85%, respectively.
During the three and six months ended June 30, 2005, other-than-temporary impairments were recorded on certain corporate securities that had sustained a significant decline in value due to credit concerns and for which the Company was uncertain of its intent to retain the investment for a period of time sufficient to allow recovery to amortized cost.
The increase in impairments during the three and six months ended June 30, 2006, as compared to the respective prior year periods, is primarily due to the decline in market value of certain issuers that may be adversely impacted by recapitalization, pushing the Company’s interest lower in the repayment priority (e.g. leveraged buy-outs) or issuers using capital that would not benefit the Company’s debt holders position (e.g. share repurchase) as well as an increase in interest rates. Future other-than-temporary impairment levels will depend primarily on economic fundamentals, political stability, issuer and/or collateral performance and future movements in interest rates. If interest rates continue to increase during 2006 or credit spreads widen, other-than-temporary impairments for the remainder of 2006 may be higher than the six months ended June 30, 2006.
For further discussion of risk factors associated with portfolio sectors with significant unrealized loss positions, see the risk factor commentary under the Fixed Maturities by Type table in the Investment Credit Risk section that follows.
Variable Interest Entities
During the three months ended June 30, 2006, the Company purchased a majority interest in a newly established floating rate bank loan fund (the “Fund”). The Fund was sponsored by HIMCO, who will also serve as the investment manager for this Fund. As of June 30, 2006, total assets in the Fund were $65. The Company’s investment in the Fund as of June 30, 2006, was $39.
As the majority interest holder, the Company is required to consolidate this Fund under the requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”. Accordingly, the assets and liabilities of the Fund are included in the Company’s consolidated financial statements. As of June 30, 2006, the Company recorded in the consolidated balance sheets, $65 of fixed maturities (including its own investment in the Fund) and $26 of other liabilities representing an affiliate’s investment in the Fund.

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
The following table identifies fixed maturity securities by type of June 30, 2006, and December 31, 2005.
Fixed Maturities by Type

	June 30, 2006					December 31, 2005
					Percent					Percent
					of Total					of Total
	Amortized	Unrealized	Unrealized	Fair	Fair	Amortized	Unrealized	Unrealized	Fair	Fair
	Cost	Gains	Losses	Value	Value	Cost	Gains	Losses	Value	Value

ABS	$6,533	$48	$(75)	$6,506	15.1%	$6,383	$44	$(73)	$6,354	14.7%
CMBS	8,832	84	(182)	8,734	20.3%	8,311	159	(85)	8,385	19.4%
Collateralized mortgage obligations (“CMOs”)	881	1	(12)	870	2.0%	764	3	(4)	763	1.8%
Corporate
Basic industry	1,771	39	(45)	1,765	4.1%	2,004	77	(33)	2,048	4.7%
Capital goods	1,420	61	(29)	1,452	3.4%	1,479	86	(14)	1,551	3.6%
Consumer cyclical	1,825	34	(58)	1,801	4.2%	1,956	71	(32)	1,995	4.6%
Consumer non-cyclical	2,040	61	(53)	2,048	4.8%	2,096	115	(20)	2,191	5.1%
Energy	984	45	(20)	1,009	2.3%	1,006	101	(7)	1,100	2.5%
Financial services	6,376	175	(117)	6,434	15.0%	5,861	273	(46)	6,088	14.1%
Technology and communications	2,575	100	(68)	2,607	6.1%	2,653	177	(28)	2,802	6.5%
Transportation	619	11	(18)	612	1.4%	622	29	(5)	646	1.5%
Utilities	2,433	116	(88)	2,461	5.7%	2,445	147	(26)	2,566	5.9%
Other	1,312	19	(36)	1,295	3.0%	1,057	22	(15)	1,064	2.5%
Government/Government agencies
Foreign	494	21	(10)	505	1.2%	646	43	(4)	685	1.6%
United States	1,039	5	(11)	1,033	2.4%	435	23	(2)	456	1.1%
MBS	2,060	1	(78)	1,983	4.6%	2,559	6	(39)	2,526	5.8%
Municipal	978	7	(52)	933	2.2%	926	47	(4)	969	2.2%
Redeemable preferred stock	4	—	—	4	—	6	—	—	6	—
Short-term	956	—	—	956	2.2%	1,047	—	—	1,047	2.4%

Total fixed maturities	$43,132	$828	$(952)	$43,008	100.0%	$42,256	$1,423	$(437)	$43,242	100.0%

The Company’s fixed maturity portfolio gross unrealized gains and losses as of June 30, 2006, in comparison to December 31, 2005, were primarily impacted by changes in interest rates, changes in foreign currency exchange rates, asset sales and other-than-temporary impairments. The Company’s fixed maturity gross unrealized gains decreased $595 and gross unrealized losses increased $515 from December 31, 2005, to June 30, 2006, primarily due to an increase in interest rates offset in part by foreign currency appreciation in comparison to the U.S. dollar for foreign denominated securities. Gross unrealized gains and losses as of June 30, 2006, were also reduced by securities sold in a gain or loss position, respectively. Also, gross losses as of June 30, 2006, were reduced by other-than-temporary impairments.
The sectors with the most significant concentration of unrealized losses were CMBS and corporate fixed maturities most significantly within the financial services and utilities sectors. Also, ABS supported by aircraft lease receivables, although improving, continues to be a sector within the Company’s portfolios that contains the most significant concentration of credit risk. The Company’s current view of risk factors relative to these fixed maturity types is as follows:

CMBS — As of June 30, 2006, the Company held approximately 800 different securities that were in an unrealized loss position. The unrealized loss was primarily the result of an increase in interest rates from the securities’ purchase date. Substantially all of these securities are investment grade securities priced at, or greater than, 90% of amortized cost as of June 30, 2006. Additional changes in fair value of these securities are primarily dependent on future changes in interest rates.
Financial services — As of June 30, 2006, the Company held approximately 300 different securities in the financial services sector that were in an unrealized loss position. Substantially all of these securities are investment grade securities priced at, or greater than, 90% of amortized cost as of June 30, 2006. These positions are a mixture of fixed and variable rate securities with extended maturity dates, which have been adversely impacted by changes in interest rates after the purchase date. Additional changes in fair value of these securities are primarily dependent on future changes in interest rates.
Utilities — As of June 30, 2006, the Company held approximately 200 different securities in the utilities sector that were in an unrealized loss position. Most of these securities are fixed rate, investment grade securities with extended maturity dates, which have been adversely impacted by changes in interest rates after the purchase date. Additional changes in fair value of these securities are primarily dependent on future changes in interest rates.
Aircraft lease receivables — The Company’s holdings are asset-backed securities secured by leases to airlines primarily outside of the United States. Based on the current and expected future collateral values of the underlying aircraft, a recent improvement in lease rates and an overall increase in worldwide travel, the Company expects to recover the full amortized cost of these investments. However, future price recovery will depend on continued improvement in economic fundamentals, political stability, airline operating performance and collateral value. Although worldwide travel and aircraft demand has improved, U.S. domestic airline operating costs, including fuel and certain employee benefits costs, continue to weigh heavily on this sector.
For further discussion of risk factors associated with securities in unrealized loss positions, see the Investment Credit Risk section of the MD&A in Hartford Life Insurance Company’s 2005 Form 10-K Annual Report.
Investment sector allocations as a percentage of total fixed maturities have not significantly changed since December 31, 2005, with the exception of MBS and U.S. government securities. The decrease in MBS, as of June 30, 2006, in comparison to December 31, 2005, is primarily related to an increase in dollar-roll activity. MBS dollar-roll transactions involve the sale and simultaneous agreement to repurchase a pool of underlying mortgage-backed securities at a future date. The forward purchase agreement is accounted for as a derivative until the repurchase of the MBS is settled and accordingly the dollar-rolled securities are not included in the Fixed Maturities by Type table above. The increase in U.S. government securities, as of June 30, 2006, in comparison to December 31, 2005, primarily represents the purchase of U.S. Treasury Inflation-Protected Securities to take advantage of the high credit quality, diversification and inflation protection offered by this asset type. Also, HIMCO continues to overweight, in comparison to the Lehman Aggregate Index, ABS supported by diversified pools of consumer loans (e.g., home equity and auto loans and credit card receivables) and CMBS due to the securities’ attractive spread levels and underlying asset diversification and quality. In general, CMBS have lower prepayment risk than MBS due to contractual fees.
As of June 30, 2006, 28% of the fixed maturities were invested in private placement securities, including 19% in Rule 144A offerings to qualified institutional buyers. Private placement securities are generally less liquid than public securities. Most of the private placement securities are rated by nationally recognized ratings agencies.
At the June 2006 Federal Open Market Committee (“FOMC”) meeting, the Federal Reserve increased the target federal funds rate by 25 basis points to 5.25%, a 100 basis point increase from year-end 2005 levels. Recent indicators suggest that economic growth is moderating from its quite strong pace earlier this year although readings on core inflation have been elevated in recent months. Ongoing productivity gains have held down the rise in labor costs, and inflation expectations remain contained. However, the high levels of resource utilization as well as high energy prices have the potential to sustain inflation pressures. The extent and timing of future rate increases will depend on forthcoming economic data related to inflation and economic growth. The risk of inflation could increase if energy and commodity prices continue to rise, productivity growth slows, U.S. budget or trade deficits continue to rise or the U.S. dollar significantly depreciates in comparison to foreign currencies. Increases in future interest rates may result in lower fixed maturity valuations.

CAPITAL MARKETS RISK MANAGEMENT
The Company has a disciplined approach to managing risks associated with its capital markets and asset/liability management activities. Investment portfolio management is organized to focus investment management expertise on the specific classes of investments, while asset/liability management is the responsibility of a dedicated risk management unit supporting the segment operations. Derivative instruments are utilized in compliance with established Company policy and regulatory requirements and are monitored internally and reviewed by senior management. For a complete discussion on our capital markets risk management, please refer to the MD&A included in Hartford Life Insurance Company’s 2005 Annual Report on Form 10-K.
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
Equity Risk
The Company’s operations are significantly influenced by changes in the equity markets, primarily in the U.S., but increasingly in Japan due to the reinsurance of GMIB. The Company’s profitability depends largely on the amount of assets under management, which is primarily driven by the level of sales, equity market appreciation and depreciation and the persistency of the in-force block of business. Prolonged and precipitous declines in the equity markets can have a significant effect on the Company’s operations, as sales of variable products may decline and surrender activity may increase, as customer sentiment towards the equity market turns negative. Lower assets under management will have a negative effect on the Company’s financial results, primarily due to lower fee income related to the Retail, Retirement Plans and Institutional and, to a lesser extent, the Individual Life segment, where a heavy concentration of equity linked products are administered and sold.
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
The Company sells variable annuity contracts that offer one or more benefit guarantees, the value of which generally increases with declines in equity markets. As is described in more detail below, the Company manages the equity market risks embedded in these guarantees through reinsurance, product design and hedging programs. The Company believes its ability to manage equity market risks by these means gives it a competitive advantage; and, in particular, its ability to create innovative product designs that allow the Company to meet identified customer needs while generating manageable amounts of equity market risk. The Company’s relative sales and variable annuity market share have generally increased during periods when it has recently introduced new products to the market. In contrast, the Company’s relative sales and market share have generally decreased when competitors introduce products that cause an issuer to assume larger amounts of equity and other market risk than the Company is confident it can prudently manage. The Company believes its long-term success in the variable annuity market will continue to be aided by successful innovation that allows the Company to offer attractive product features in tandem with prudent equity market risk management. In the absence of this innovation, the Company’s market share in one or more of its markets could decline. Recently, the Company has experienced lower levels of U.S. variable annuity sales as competitors continue to introduce new equity guarantees of increasing risk and complexity. New product development is an ongoing process that the Company expects to use to combat competitive sales pressure. Depending on the degree of consumer receptivity and competitor reaction to continuing changes in the Company’s product offerings, the Company’s future level of sales will continue to be subject to a high level of uncertainty.
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
The Company sells variable annuity contracts that offer various guaranteed death benefits. The Company maintains a liability, under SOP 03-1, for the death benefit costs of $165, as of June 30, 2006. Declines in the equity market may increase the Company’s net exposure to death benefits under these contracts. The majority of the contracts with the guaranteed death benefit feature are sold by the Retail Products Group segment. For certain guaranteed death benefits, Hartford Life pays the greater of (1) the account value at death; (2) the sum of all premium payments less prior withdrawals; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary. For certain guaranteed death benefits sold with variable annuity contracts beginning in June 2003, the Company pays the greater of (1) the account value at death; or (2) the maximum anniversary value; not to exceed the account value plus the greater of (a) 25% of premium payments, or (b) 25% of the maximum anniversary value of the contract. The Company currently reinsures a significant portion of these death benefit guarantees associated with its in-force block of business. Under certain of these reinsurance agreements, the reinsurers exposure is subject to an annual cap.
The Company’s total gross exposure (i.e. before reinsurance) to these guaranteed death benefits as of June 30, 2006 is $6.4 billion. Due to the fact that 80% of this amount is reinsured, the Company’s net exposure is $1.3 billion. This amount is often referred to as the retained net amount at risk. However, the Company will incur these guaranteed death benefit payments in the future only if the policyholder has an in-the-money guaranteed death benefit at their time of death.
The Company has assumed certain guaranteed minimum income benefits offered in connection with variable annuity contracts issued by Hartford Life Insurance, K.K. (“HLIKK”), a related party and subsidiary of Hartford Life. The Company maintains an asset for these death and income benefits, under SFAS No. 133, of $178 as of June 30, 2006. Declines in equity markets as well as a strengthening of the Japanese Yen in comparison to the U.S. dollar may increase the Company’s exposure to these guaranteed benefits. This increased exposure may be significant in extreme market scenarios. Depending on the underlying contract form, benefits are paid from Hartford Life and Annuity Insurance Company (“HLAI”), a subsidiary of the Company, to HLIKK either on the guaranteed annuity commencement date, when the contract holder’s account value is less than the present value of minimum guaranteed annuity payments, or alternatively, during the annuitization phase, when the contract holder’s account value is reduced to zero or upon death of the contract holder. The Company will incur these guaranteed income benefits in the future only if the contract holder has a guaranteed benefit that is in-the-money at the time of annuitization.
The net effect of the change in value of the GMIB reinsurance derivative was a $105 loss and a $28 loss before tax effects for the three and six months ended June 30, 2006. As of June 30, 2006, the notional and fair value related to the reinsurance derivative was $20 billion and $178, respectively. As of December 31, 2005, the notional and fair value related to the reinsurance derivative was $17 billion and $72, respectively.
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
Effective July 7, 2003, the Company and its subsidiary, HLAI, entered into an indemnity reinsurance arrangement with Hartford Life and Accident Insurance Company (“HLA”). Through this arrangement, both the Company and HLAI automatically ceded

100% of the GMWB’s incurred on variable annuity contracts issued between July 7, 2003 through September 2005 that were otherwise not reinsured. The Company and HLAI, in total, ceded approximately $120 of premiums to HLA during this period. During September 2005, the Company and HLAI recaptured this indemnity reinsurance arrangement from HLA. The Company and HLAI, combined, paid cash in the amount of $63, received hedging assets with a fair value of $182 and extinguishment of a reinsurance recoverable liability of $36, resulting in a capital contribution, net of tax, of $117.
As a result, substantially all GMWB riders sold since July 6, 2003 are now not covered by reinsurance. These unreinsured contracts generate volatility in net income each quarter as the underlying embedded derivative liabilities are recorded at fair value each reporting period, resulting in the recognition of net realized capital gains or losses in response to changes in certain critical factors including capital market conditions and policyholder behavior.
In order to minimize the volatility associated with the unreinsured GMWB liabilities, the Company established an alternative risk management strategy. As part of the recapture, the Company received hedging instruments to begin hedging its unreinsured GMWB exposure. These instruments included interest rate futures and swaps, Standard and Poor’s (“S&P”) 500 and the National Association of Securities Dealers Automated Quotations (“NASDAQ”) index put options and futures contracts. As part of the recapture, the Company also received Europe, Australasia and Far East (“EAFE”) Index swaps to hedge GMWB exposure to international equity markets. The hedging program involves a detailed monitoring of policyholder behavior and capital markets conditions on a daily basis and rebalancing of the hedge position as needed. While the Company actively manages this hedge position, hedge ineffectiveness may result due to factors including, but not limited to, policyholder behavior, capital markets dislocation or discontinuity and divergence between the performance of the underlying funds and the hedging indices.
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
The net effect of the change in value of the embedded derivative net of the results of the hedging program was a $22 loss (included in this amount were modeling refinements made by the Company during the three months ended June 30, 2006) and $0 and a $35 loss and a $0 gain before deferred policy acquisition costs and tax effects for the three and six months ended June 30, 2006 and 2005, respectively. As of June 30, 2006, the notional and fair value related to the embedded derivatives, the hedging strategy and reinsurance was $49.4 billion and $280, respectively. As of December 31, 2005, the notional and fair value related to the embedded derivatives, the hedging strategy, and reinsurance was $45.5 billion and $166, respectively.
The Company employs additional strategies to manage equity market risk in addition to the derivative and reinsurance strategy described above that economically hedges the fair value of the U.S. GMWB rider. Notably, the Company purchases one and two year S&P 500 Index put option contracts to economically hedge certain other liabilities that could increase if the equity markets decline. As of June 30, 2006 and December 31, 2005, the notional value related to this strategy was $1.2 billion and $1.1 billion, respectively, while the fair value related to this strategy was $6 and $14, respectively. Because this strategy is intended to partially hedge certain equity-market sensitive liabilities calculated under statutory accounting (see “Capital Resources and Liquidity”), changes in the value of the put options may not be closely aligned to changes in liabilities determined in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”), causing volatility in GAAP net income.
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
The following table summarizes Hartford Life Insurance Company’s significant member companies’ financial ratings from the major independent rating organizations as of July 25, 2006:

	A.M. Best	Fitch	Standard & Poor’s	Moody’s

Insurance Ratings
Hartford Life Insurance Company	A+	AA	AA-	Aa3
Hartford Life and Annuity Insurance Company	A+	AA	AA-	Aa3

Other Ratings
Hartford Life Insurance Company:
Short Term Rating	—	—	A-1+	P-1

These ratings are not a recommendation to buy or hold any of the Company’s securities and they may be revised or revoked at any time at the sole discretion of the rating organization.
The agencies consider many factors in determining the final rating of an insurance company. One consideration is the relative level of statutory surplus necessary to support the business written. Statutory surplus represents the capital of the insurance company reported in accordance with accounting practices prescribed by the applicable state insurance department. U.S. statutory capital and surplus as of June 30, 2006 and December 31, 2005 was $3.1 billion and $3.0 billion, respectively.
Contingencies
Legal Proceedings — For a discussion regarding contingencies related to the Company’s legal proceedings, please see Part II, Item 1, “Legal Proceedings”.
Dependence on Certain Third Party Relationships — The Company distributes its annuity and life insurance products through a variety of distribution channels, including broker-dealers, banks, wholesalers, its own internal sales force and other third party organizations. The Company periodically negotiates provisions and renewals of these relationships and there can be no assurance that such terms will remain acceptable to the Company or such third parties. An interruption in the Company’s continuing relationship with certain of these third parties could materially affect the Company’s ability to market its products.
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
For further information on other contingencies, see Note 11 of Notes to Consolidated Financial Statements in the Company’s 2005 Form 10-K.
ACCOUNTING STANDARDS
For a discussion of accounting standards, see Note 2 of Notes to Consolidated Financial Statements included in the Company’s 2005 Form 10-K and Note 1 of Notes to Condensed Consolidated Financial Statements.
Item 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of June 30, 2006.

Changes in internal control over financial reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The Hartford is also involved in other kinds of legal actions, some of which assert claims for substantial amounts. These actions include, among others, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, underpayment of claims or improper underwriting practices in connection with life insurance policies; improper sales practices in connection with the sale of life insurance and other investment products; and improper fee arrangements in connection with mutual funds and structured settlements. The Hartford also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to the consolidated financial condition of the Company. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated results of operations or cash flows in particular quarterly or annual periods.
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
Two securities class actions, now consolidated, have been filed in the United States District Court for the District of Connecticut alleging claims against The Hartford and certain of its executive officers under Section 10(b) of the Securities Exchange Act and SEC Rule 10b-5. The consolidated amended complaint alleges on behalf of a putative class of shareholders that The Hartford and the four named individual defendants, as control persons of The Hartford, failed to disclose to the investing public that The Hartford’s business and growth was predicated on the unlawful activity alleged in the NYAG Complaint. The class period alleged is August 6, 2003 through October 13, 2004, the day before the NYAG Complaint was filed. The complaint seeks damages and attorneys’ fees. Defendants filed a motion to dismiss in June 2005, and on July 13, 2006, the district court granted The Hartford’s motion to dismiss this case.
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
The Hartford is also a defendant in a multidistrict litigation in federal district court in New Jersey. There are two consolidated amended complaints filed in the multidistrict litigation, one related to alleged conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. The Hartford and various of its subsidiaries are named in both complaints. The actions assert, on behalf of a class of persons who purchased insurance through the broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group benefits complaint, claims under ERISA arising from conduct similar to that alleged in the NYAG Complaint. The class period alleged is 1994 through the date of class certification, which has not yet occurred. The complaints seek treble damages, injunctive and declaratory relief, and attorneys’ fees. Motions to dismiss the two consolidated amended complaints and motions for class certification are pending. The Hartford also has been named in two similar actions filed in state courts, which the defendants have removed to federal court. Those actions currently are transferred to the court presiding over the multidistrict litigation. In addition, The Hartford was joined as a defendant in an action by the California Commissioner of Insurance alleging similar conduct by various insurers in connection with the sale of group benefits products. The Commissioner’s action asserts claims under California insurance law and seeks injunctive relief only. The Hartford disputes the allegations in all of these actions and intends to defend the actions vigorously.
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
The occurrence of one or more terrorist attacks in the geographic areas we serve could result in substantially higher losses under our insurance policies than we have anticipated. Private sector catastrophe reinsurance is extremely limited and generally unavailable for terrorism losses caused by attacks with nuclear, biological, chemical or radiological weapons. Reinsurance coverage from the federal government under the Terrorism Risk Insurance Act of 2002, as extended through 2007, is also limited. Accordingly, the effects of a terrorist attack in the geographic areas we serve may result in claims and related losses for which we do not have adequate reinsurance. This would likely cause us to increase our reserves, adversely affect our earnings during the period or periods affected and, if significant enough, could adversely affect our liquidity and financial condition. Further, the continued threat of terrorism and the occurrence of terrorist attacks, as well as heightened security measures and military action in response to these threats and attacks, may cause significant volatility in global financial markets, disruptions to commerce and reduced economic activity. These consequences could have an adverse effect on the value of the assets in our investment portfolio as well as those in our separate accounts. The continued threat of terrorism also could result in increased reinsurance prices and potentially cause us to retain more risk than we otherwise would retain if we were able to obtain reinsurance at lower prices. Terrorist attacks also could disrupt our operations centers in the U.S. or abroad. As a result, it is possible that any, or a combination of all, of these factors may have a material adverse effect on our business, consolidated operating results, financial condition and liquidity.
We may incur losses due to our reinsurers being unwilling or unable to meet their obligations under reinsurance contracts and the availability, pricing and adequacy of reinsurance may not be sufficient to protect us against losses.
As an insurer, we frequently seek to reduce the losses that may arise from catastrophes, or other events that can cause unfavorable results of operations, through reinsurance. Under these reinsurance arrangements, other insurers assume a portion of our losses and related expenses; however, we remain liable as the direct insurer on all risks reinsured. Consequently, ceded reinsurance arrangements do not eliminate our obligation to pay claims and we are subject to our reinsurers’ credit risk with respect to our ability to recover amounts due from them. Although we evaluate periodically the financial condition of our reinsurers to minimize our exposure to significant losses from reinsurer insolvencies, our reinsurers may become financially unsound or choose to dispute their contractual obligations by the time their financial obligations become due. The inability or unwillingness of any reinsurer to meet its financial obligations to us could negatively affect our consolidated operating results. In addition, market conditions beyond our control determine the availability and cost of the reinsurance we are able to purchase. Recently, the price of reinsurance has increased significantly, and may continue to increase. No assurances can be made that reinsurance will remain continuously available to us to the same extent and on the same terms and rates as are currently available. If we were unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient and at prices that we consider acceptable, we would have to either accept an increase in our net liability exposure, reduce the amount of business we write, or develop other alternatives to reinsurance.

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
Our primary exposure to equity risk relates to the potential for lower earnings associated with certain of our life businesses where fee income is earned based upon the fair value of the assets under management. In addition, some of the products offered by these businesses, especially variable annuities, offer certain guaranteed benefits which increase our potential benefit exposure as the equity markets decline. We are subject to equity market volatility related to these benefits, especially the guaranteed minimum death benefit (“GMDB”) and guaranteed minimum withdrawal benefit (“GMWB”) offered with variable annuity products as well as the guaranteed minimum income benefit (“GMIB”) assumed from a related party. We use reinsurance structures and have modified benefit features to mitigate the exposure associated with GMDB. We also use reinsurance in combination with derivative instruments to minimize the claim exposure and the volatility of net income associated with the GMWB liability and the assumed GMIB liability. While we believe that these and other actions we have taken mitigate the risks related to these benefits, we are subject to the risks that reinsurers or derivative counterparties are unable or unwilling to pay, that other risk management procedures prove ineffective or that unanticipated policyholder behavior, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed, which individually or collectively may have a material adverse effect on our consolidated results of operations, financial condition or cash flows.
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
We are subject to extensive laws and regulations. These laws and regulations are complex and subject to change. Moreover, they are administered and enforced by a number of different governmental authorities, including foreign regulators, state insurance regulators, state securities administrators, the Securities and Exchange Commission, the New York Stock Exchange, the National Association of Securities Dealers, the U.S. Department of Justice, and state attorneys general, each of which exercises a degree of interpretive latitude. Consequently, we are subject to the risk that compliance with any particular regulator’s or enforcement authority’s interpretation of a legal issue may not result in compliance with another regulator’s or enforcement authority’s interpretation of the same issue, particularly when compliance is judged in hindsight. In addition, there is risk that any particular regulator’s or enforcement authority’s interpretation of a legal issue may change over time to our detriment, or that changes in the overall legal environment may, even absent any particular regulator’s or enforcement authority’s interpretation of a legal issue changing, cause us to change our views regarding the actions we need to take from a legal risk management perspective, thus necessitating changes to our practices that may, in some cases, limit our ability to grow and improve the profitability of our business.

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
Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the amount and profitability of business we conduct. For example, in an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and consumer spending, the demand for financial and insurance products could be adversely affected. Further, given that we offer our products and services in the U.S., Canada and Bermuda, we are exposed to these risks in multiple geographic locations. Our operations are subject to different local political, regulatory, business and financial risks and challenges which may affect the demand for our products and services, the value of our investment portfolio, the required levels of our capital and surplus, and the credit quality of local counterparties. These risks include, for example, political, social or economic instability in countries in which we operate, fluctuations in foreign currency exchange rates, credit risks of our local borrowers and counterparties, lack of local business experience in certain markets, and, in certain cases, risks associated with the potential incompatibility with partners. Additionally, much of our overall growth is due to our expansion into new markets for our investment products, primarily in Japan. Our expansion in these new markets requires us to respond to rapid changes in market conditions in these areas. Accordingly, our overall success depends, in part, upon our ability to succeed despite these differing and dynamic economic, social and political conditions. We may not succeed in developing and implementing policies and strategies that are effective in each location where we do business and we cannot guarantee that the inability to successfully address the risks related to economic conditions in all of the geographic locations where we conduct business will not have a material adverse effect on our business, results of operations or financial condition.

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
We are particularly vulnerable to losses from the incidence and severity of catastrophes, both natural and man-made, the occurrence of which may have a material adverse effect on our financial condition, consolidated results of operations or cash flows in a particular quarterly or annual period.
Our life insurance operations are exposed to risk of loss from catastrophes. For example, natural or man-made disasters or a disease pandemic such as could arise from the avian flu, could significantly increase our mortality and morbidity experience. Policyholders may be unable to meet their obligations to pay premiums on our insurance policies or make deposits on our investment products.
Our liquidity could be constrained by a catastrophe, or multiple catastrophes, which result in extraordinary losses or a downgrade of our debt or financial strength ratings. In addition, because the accounting rules do not permit insurers to reserve for such catastrophic events until they occur, claims from catastrophic events could have a material adverse effect on our financial condition, consolidated results of operations or cash flows in a particular quarterly or annual period.

Item 6. EXHIBITS
See Exhibits Index on page 52.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARTFORD LIFE INSURANCE COMPANY

/s/ Ernest M. McNeill Jr.
Ernest M. McNeill Jr.
Senior Vice President and Chief Accounting Officer
July 27, 2006

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
FORM 10-Q
FOR THE SIX MONTHS ENDED JUNE 30, 2006
EXHIBITS INDEX

Exhibit #

12.01	Computation of Ratio of Earnings to Fixed Charges

15.01	Deloitte & Touche LLP Letter of Awareness

31.01	Certification of Thomas M. Marra pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Glenn D. Lammey pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Thomas M. Marra pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Glenn D. Lammey pursuant to Section 906 of the Sarbanes-Oxley Act of 2002