Form 10-Q
period 2006-09-30
HARTFORD LIFE INSURANCE CO
filed 2006-10-26
CIK 45947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
As of October 20, 2006 there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant, all of which were directly owned by Hartford Life and Accident Insurance Company, a direct wholly owned subsidiary of Hartford Life, Inc.
The registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of
Hartford Life Insurance Company
Hartford, Connecticut
We have reviewed the accompanying condensed consolidated balance sheet of Hartford Life Insurance Company and subsidiaries (the “Company”) as of September 30, 2006, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2006 and 2005, and changes in stockholder’s equity, and cash flows for the nine-month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Hartford Life Insurance Company and subsidiaries as of December 31, 2005, and the related consolidated statements of income, stockholder’s equity, and cash flows for the year then ended (not presented herein); and in our report dated February 22, 2006 (which report includes an explanatory paragraph relating to the Company’s change in its method of accounting and reporting for certain nontraditional long-duration contracts and for separate accounts in 2004), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
DELOITTE & TOUCHE LLP
Hartford, Connecticut
October 26, 2006

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(In millions)	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Revenues
Fee income	$750	$721	$2,244	$2,086
Earned premiums	131	109	489	274
Net investment income	688	665	2,020	1,914
Net realized capital gains	(46)	27	(335)	88

Total revenues	1,523	1,522	4,418	4,362

Benefits, claims and expenses
Benefits, claims and claim adjustment expenses	811	725	2,436	2,149
Insurance expenses and other	222	208	606	601
Amortization of deferred policy acquisition costs and present value of future profits	225	264	682	716
Dividends to policyholders	1	14	19	35

Total benefits, claims and expenses	1,259	1,211	3,743	3,501

Income before income tax expense	264	311	675	861
Income tax expense	33	64	92	193

Net income	$231	$247	$583	$668

See Notes to Condensed Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30,	December 31,
(In millions, except for share data)	2006	2005
	(Unaudited)
Assets
Investments
Fixed maturities, available for sale, at fair value (amortized cost of $43,456 and $42,256)	$44,228	$43,242
Equity securities, available for sale, at fair value (cost of $234 and $303)	233	310
Equity securities, trading securities, at fair value	1	1
Policy loans, at outstanding balance	2,013	1,971
Mortgage loans on real estate	2,166	1,355
Other investments	870	579

Total investments	49,511	47,458
Cash	228	124
Premiums receivable and agents’ balances	27	23
Reinsurance recoverables	1,054	1,114
Deferred policy acquisition costs and present value of future profits	7,466	7,101
Deferred income taxes	(536)	(516)
Goodwill	186	186
Other assets	1,936	1,611
Separate account assets	162,432	150,523

Total assets	$222,304	$207,624

Liabilities
Reserve for future policy benefits	$7,797	$7,406
Other policyholder funds and benefits payable	39,736	38,399
Other liabilities	4,782	3,959
Separate account liabilities	162,432	150,523

Total liabilities	214,747	200,287

Commitments and Contingencies (Note 6)	—	—

Stockholder’s Equity
Common Stock – 1,000 shares authorized, issued and outstanding; par value $5,690	6	6
Capital surplus	2,553	2,405
Accumulated other comprehensive income
Net unrealized capital (losses) gains on securities and hedging instruments, net of tax	294	464
Foreign currency translation adjustments	—	(1)

Total accumulated other comprehensive income	294	463
Retained earnings	4,704	4,463

Total stockholder’s equity	7,557	7,337

Total liabilities and stockholder’s equity	$222,304	$207,624

See Notes to Condensed Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholder’s Equity
Nine Months Ended September 30, 2006

	Accumulated Other
	Comprehensive Income
				Net Gain
			Net Unrealized	(Loss) on
			Capital	Cash Flow	Foreign
			Gains (Losses)	Hedging	Currency		Total
	Common	Capital	on Securities,	Instruments,	Translation	Retained	Stockholder’s
(In millions) (Unaudited)	Stock	Surplus	Net of Tax	Net of Tax	Adjustments	Earnings	Equity

Balance, December 31, 2005	$6	$2,405	$577	$(113)	$(1)	$4,463	$7,337
Comprehensive income
Net income						583	583
Other comprehensive income, net of tax (1)
Net change in unrealized capital gains on securities (2)			(104)				(104)
Net loss on cash flow hedging instruments				(66)			(66)
Cumulative translation adjustments					1		1

Total other comprehensive income							(169)

Total comprehensive income							414

Capital contribution		148					148
Dividends declared						(342)	(342)

Balance, September 30, 2006	$6	$2,553	473	$(179)	$—	$4,704	$7,557

Nine Months Ended September 30, 2005

	Accumulated Other
	Comprehensive Income
				Net Gain
			Net Unrealized	(Loss) on
			Capital	Cash Flow	Foreign
			Gains (Losses)	Hedging	Currency		Total
	Common	Capital	on Securities,	Instruments,	Translation	Retained	Stockholder’s
(In millions) (Unaudited)	Stock	Surplus	Net of Tax	Net of Tax	Adjustments	Earnings	Equity

Balance, December 31, 2004	$6	$2,240	$1,124	$(184)	$(1)	$4,064	$7,249
Comprehensive income
Net income						668	668
Other comprehensive income, net of tax (1)
Net change in unrealized capital gains on securities (2)			(444)				(444)
Net gain on cash flow hedging instruments				63			63
Cumulative translation adjustments					1		1

Total other comprehensive income							(380)

Total comprehensive income							288
Capital contribution		162					162
Dividends declared						(423)	(423)

Balance, September 30, 2005	$6	$2,402	$680	$(121)	$—	$4,309	$7,276

(1)	Net change in unrealized capital gains on securities is reflected net of tax benefit and other items of $56 and $239 for the nine months ended September 30, 2006 and 2005, respectively. Net gain (loss) on cash flow hedging instruments is net of tax (benefit) provision of $(36) and $34 for the nine months ended September 30, 2006 and 2005, respectively. The tax effect on foreign currency translation adjustment is immaterial.
(2)	There were reclassification adjustments for after-tax gains realized in net income of $88 and $23 for the nine months ended September 30, 2006 and 2005, respectively.
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
(In millions) (Unaudited)	2006	2005

Operating Activities
Net income	$583	$668
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	682	716
Additions to deferred policy acquisition costs and present value of future profits	(984)	(912)
Change in:
Reserve for future policy benefits	424	302
Reinsurance recoverables	44	(118)
Receivables	(49)	(14)
Payables, accruals and other liabilities	(152)	(17)
Accrued and deferred income taxes	342	54
Net realized capital losses (gains)	335	(88)
Depreciation and amortization	236	109
Other, net	159	140

Net cash provided by operating activities	1,620	840

Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	15,499	15,868
Equity securities, available-for-sale	90	12
Mortgage loans	188	261
Partnerships	74	54
Payments for the purchase of:
Fixed maturities, available-for-sale	(16,997)	(17,555)
Equity securities, available-for-sale	(119)	(49)
Mortgage loans	(998)	(534)
Partnerships	(369)	(179)
Change in policy loans, net	(42)	651
Change in payables for collateral under securities lending, net	394	(189)
Change in other investments, net	(441)	(93)

Net cash used for investing activities	(2,721)	(1,753)

Financing Activities
Net receipts from investment and universal life-type contracts	1,388	1,278
Proceeds from issuance of consumer notes	41	—
Capital contributions	—	129
Dividends paid	(225)	(423)

Net cash provided by financing activities	1,204	984

Foreign exchange rate effect on cash	1	—
Net increase in cash	104	71
Cash - beginning of period	124	216

Cash - end of period	$228	$287

Supplemental Disclosure of Cash Flow Information:
Net cash paid during the period for:

Income taxes (received) paid	$(188)	$131

Financing non-cash transactions:

Capital contributions received	$148	$—
Dividends paid	(117)	(12)

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
The accompanying condensed consolidated financial statements and notes as of September 30, 2006, and for the three and nine months ended September 30, 2006 and 2005 are unaudited. These financial statements reflect all adjustments (consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Hartford Life Insurance Company’s 2005 Form 10-K Annual Report. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.
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

Income Taxes
The effective tax rate for the three months ended September 30, 2006 and 2005 was 13% and 21%, respectively. The effective tax rate for the nine months ended September 30, 2006 and 2005 was 14% and 22%, respectively. The principal causes of the difference between the effective rates and the U.S. statutory rate of 35% were tax-exempt interest earned on invested assets and the separate account dividends-received deduction (“DRD”).
The separate account DRD is estimated for the current year using information from the most recent year-end, adjusted for equity market performance. The current estimated DRD will be appropriately adjusted as underlying factors change, including known actual 2006 mutual fund distributions and fee income from the Company’s variable insurance products. The actual current year DRD can vary from the estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distributions from these mutual funds, appropriate levels of taxable income as well as the utilization of capital loss carry forwards at the mutual fund level. The Company’s DRD increased $5 and $27 for the three and nine months ended September 30, 2006 over the respective prior year periods including a tax benefit of $6 for the three and nine months ended September 30, 2006 and $3 in the three and nine months ended September 30, 2005, resulting from true-ups related to prior years’ tax returns. For the three months ended September 30, 2005, the Company’s DRD included an additional tax benefit of $6 related to the 2005 year.
The Company receives a credit against its U.S. tax liability for foreign taxes paid by the Company from its separate account assets. The increased allocation of separate account investments to the international equity markets during 2005 and 2006 has increased the amount of these foreign tax credits (“FTC”). In the three and nine months ended September 30, 2006, the Company reported a net benefit of $13 for the separate account FTC, comprised of a $7 true up related to a prior year tax return and $6 related to the 2006 year.
Prior to the Tax Reform Act of 1984, the Life Insurance Company Income Tax Act of 1959 permitted the deferral from taxation of a portion of statutory income under certain circumstances. In these situations, the deferred income was accumulated in a “Policyholders’ Surplus Account” and would be taxable only under conditions which management considered to be remote; therefore, no federal income taxes have been provided on the balance in this account, which for tax return purposes was $88 as of December 31, 2005. The American Jobs Creation Act of 2004, which was enacted in October 2004, allows distributions to be made from the Policyholders’ Surplus Account free of tax in 2005 and 2006. The Company has distributed the entire balance in the second quarter of 2006, thereby permanently eliminating the potential tax of $31.
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
Future Adoption of New Accounting Standards
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). This statement requires an entity to: (a) recognize an asset for the funded status of defined benefit postretirement plans that are overfunded and a liability for plans that are underfunded, measured as of the employer’s fiscal year end; and (b) recognize changes in the funded status of defined benefit postretirement plans, other than for the net periodic benefit cost included in net income, in accumulated other comprehensive income. For pension plans the funded status must be based on the projected benefit obligation which includes an assumption for future salary increases. SFAS 158 is effective for public entities’ with years ending after December 15, 2006, with certain exceptions not applicable to The Hartford, through an adjustment to the ending balance of accumulated other comprehensive income, net of tax. The Company’s employees are included in The Hartford’s defined benefit pension and postretirement and healthcare and life insurance benefit plans for which the benefit plan assets or liabilities are recognized on The Hartford’s balance sheet. Therefore, SFAS 158 will not impact The Company’s consolidated financial statements.
In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB

108 provides guidance for how errors should be evaluated to assess materiality from a quantitative perspective. SAB 108 permits companies to initially apply its provisions by either restating prior financial statements or recording the cumulative effect of initially applying the approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment to retained earnings. SAB 108 is required to be adopted by December 31, 2006 and is not expected to have an effect on the Company’s financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States, and enhances disclosures about fair value measurements. SFAS 157 provides guidance on how to measure fair value when required under existing accounting standards. The statement establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (“Level 1, 2 and 3”). Level 1 inputs are observable inputs that reflect quoted prices for identical assets or liabilities in active markets the Company has the ability to access at the measurement date. Level 2 inputs are observable inputs, other than quoted prices included in Level 1, for the asset or liability. Level 3 inputs are unobservable inputs reflecting the reporting entity’s estimates of the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk). Quantitative and qualitative disclosures will focus on the inputs used to measure fair value for both recurring and non-recurring fair value measurements and the effects of the measurements in the financial statements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged only in the initial quarter of an entity’s fiscal year. Adoption of this statement is expected to have an impact on the Company’s consolidated financial statements; however, the timing for adoption and impact has not yet been determined.
The FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes , an interpretation of FASB Statement No. 109” (“FIN 48”), dated June 2006. The interpretation requires public companies to recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. The amount recognized would be the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability would be recognized for any benefit claimed, or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) on the excess. FIN 48 will require a tabular reconciliation of the change in the aggregate unrecognized tax benefits claimed, or expected to be claimed, in tax returns and disclosure relating to accrued interest and penalties for unrecognized tax benefits. Discussion will also be required for those uncertain tax positions where it is reasonably possible that the estimate of the tax benefit will change significantly in the next 12 months. FIN 48 is effective for fiscal years beginning after December 15, 2006. Adoption of FIN 48 is not expected to have a material impact on the Company’s consolidated financial statements.
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

The positive (negative) impact, on realized gains and losses in the segments, for allocated realized gains and losses and credit-risk charges were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Retail
Realized gains (losses)	$6	$9	$23	$27
Credit risk charge	(6)	(6)	(19)	(19)
Retirement Plans
Realized gains (losses)	2	1	7	4
Credit risk charge	(3)	(2)	(7)	(6)
Institutional
Realized gains (losses)	4	3	12	10
Credit risk charge	(6)	(5)	(17)	(14)
Individual Life
Realized gains (losses)	2	2	7	6
Credit risk charge	(1)	(1)	(4)	(4)
Other
Realized gains (losses)	(14)	(15)	(49)	(47)
Credit risk charge	16	14	47	43

Total	$—	$—	$—	$—

The measure of profit or loss used by Hartford Life Insurance Company management in evaluating the performance of its segments is net income. For a full discussion of each segment, please refer to Hartford Life Insurance Company’s 2005 Form 10-K Annual Report.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues	2006	2005	2006	2005

Retail	$660	$627	$1,997	$1,893
Retirement Plans	128	114	390	337
Institutional	422	353	1,296	982
Individual Life	250	255	756	733
Other	63	173	(21)	417

Total revenues	$1,523	$1,522	$4,418	$4,362

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Net Income (Loss)	2006	2005	2006	2005

Retail	$150	$122	$423	$341
Retirement Plans	19	17	58	47
Institutional	21	22	68	61
Individual Life	44	41	129	111
Other	(3)	45	(95)	108

Total net income	$231	$247	$583	$668

3. Investments and Derivative Instruments

	September 30, 2006				December 31, 2005
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Bonds and Notes
Asset-backed securities (“ABS”)	$6,210	$44	$(54)	$6,200	$6,383	$44	$(73)	$6,354
Collateralized mortgage obligations (“CMOs”)
Agency backed	772	11	(5)	778	657	3	(4)	656
Non-agency backed	81	—	—	81	107	—	—	107
Commercial mortgage-backed securities (“CMBS”)
Agency backed	300	7	—	307	53	1	—	54
Non-agency backed	9,074	148	(67)	9,155	8,258	158	(85)	8,331
Corporate	21,741	902	(217)	22,426	21,179	1,098	(226)	22,051
Government/Government agencies
Foreign	409	22	(4)	427	646	43	(4)	685
United States	860	9	(4)	865	435	23	(2)	456
Mortgage-backed securities (“MBS”)	1,916	4	(37)	1,883	2,559	6	(39)	2,526
States, municipalities and political subdivisions	1,033	27	(14)	1,046	926	47	(4)	969
Redeemable preferred stock	4	—	—	4	6	—	—	6
Short-term	1,056	—	—	1,056	1,047	—	—	1,047

Total fixed maturities	$43,456	$1,174	$(402)	$44,228	$42,256	$1,423	$(437)	$43,242

Variable Interest Entities
In May 2006, the Company purchased a majority interest in a newly established floating rate bank loan fund (the “Fund”). The Fund was sponsored by Hartford Investment Management Company (“HIMCO”), an affiliate of the Company, who will also serve as the investment manager for this Fund. As of September 30, 2006, total assets in the Fund were approximately $122. The Company’s investment in the Fund as of September 30, 2006, was $65 with the remaining interest owned by a related party.
As the majority interest holder, the Company is required to consolidate this Fund under the requirements of the FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46R”). Accordingly, the assets and liabilities of the Fund are included in the Company’s consolidated financial statements. As of September 30, 2006, the Company recorded in the condensed consolidated balance sheet $122 of primarily fixed maturities (including its own investment in the Fund) and $57 of other liabilities representing affiliates’ investments in the Fund.
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
For a detailed discussion of the Company’s use of derivative instruments, see Notes 1 and 3 of Notes to Consolidated Financial Statements included in Hartford Life Insurance Company’s 2005 Form 10-K Annual Report.

Derivative instruments are recorded in the condensed consolidated balance sheets at fair value. Asset and liability values are determined by calculating the net position for each derivative counterparty by legal entity and are presented as follows:

	September 30, 2006		December 31, 2005
		Liability		Liability
	Asset Values	Values	Asset Values	Values

Other investments	$253	$—	$159	$—
Reinsurance recoverables	—	26	—	17
Other policyholder funds and benefits payable	118	—	80	—
Other liabilities	—	469	—	390

Total	$371	$495	$239	$407

The following table summarizes the notional amount and fair value of derivatives by hedge designation as of September 30, 2006, and December 31, 2005. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and are not necessarily reflective of credit risk. The fair value amounts of derivative assets and liabilities are presented on a net basis in the following table.

	September 30, 2006		December 31, 2005
	Notional		Notional
	Amount	Fair Value	Amount	Fair Value

Cash flow hedge	$5,326	$(289)	$6,221	$(248)
Fair value hedge	2,618	1	1,707	(1)
Other investment and risk management activities	74,077	164	70,065	81

Total	$82,021	$(124)	$77,993	$(168)

The increase in notional amount since December 31, 2005, is primarily due to an increase in derivatives associated with guaranteed minimum withdrawal benefit (“GMWB”) product sales and additional options purchased to hedge the GMWB and increase in interest rate swap derivatives used to assist in the matching of duration between certain assets and liabilities, partially offset by a decrease in the guaranteed minimum income benefits (“GMIB”) reinsured from a related party primarily due to the reinsurance recapture as discussed in the following paragraph. The increase in net fair value of derivative instruments since December 31, 2005, was primarily related to additional options purchased to hedge GMWB and an increase in the fair value of the reinsurance contract associated with GMIB due to positive net Japanese variable annuity sales, which was offset in part by favorable performance of the underlying funds. These net increases were partially offset by declines in fair value of derivatives hedging foreign bonds as a result of the weakening of the U.S. dollar in comparison to certain foreign currencies and declines in fair value of the Japanese fixed annuity hedging instruments and derivatives hedging changes in interest rates primarily due to rising interest rates. For further discussion on the GMWB product, which is accounted for as an embedded derivative, and the internal reinsurance of the GMIB product, which is accounted for as a free standing derivative, refer to Notes 5 and 8, respectively, of Notes to Condensed Consolidated Financial Statements.
Effective August 31, 2005, Hartford Life and Annuity Insurance Company (“HLAI”), a subsidiary of the Company, entered into a reinsurance agreement with Hartford Life Insurance, K.K. (“HLIKK”), a related party and subsidiary of Hartford Life, Inc. Through the reinsurance agreement, HLIKK agreed to cede and HLAI agreed to reinsure 100% of the risks associated with the in-force and prospective GMIB riders issued by HLIKK on its variable annuity business. The GMIB reinsurance agreement is accounted for as a derivative in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Accordingly, the GMIB reinsurance agreement is recorded on the balance sheet at fair value with changes in value reported in net realized capital gains and losses. Effective July 31, 2006, the reinsurance agreement between HLAI and HLIKK was modified such that the reinsurance of the GMIB riders issued by HLIKK prior to April 1, 2005, was recaptured by HLIKK. GMIB riders issued by HLIKK subsequent to April 1, 2005, continue to be reinsured by HLAI. As of September 30, 2006, the notional and fair value of the GMIB reinsurance agreement was $11.0 billion and $83, respectively. As of December 31, 2005, the notional and fair value of the GMIB reinsurance agreement was $16.8 billion and $72, respectively. The change in value of the GMIB reinsurance agreement for the three and nine months ended September 30, 2006, was a gain (loss) of $(38) and $(57), after-tax, respectively. (Included in the 2006 amounts were changes in policyholder behavior assumptions and modeling refinements made by the Company during the three months ended September 30, 2006 of a net $(39) after-tax.) The change in value of the GMIB reinsurance agreement for the three and nine months ended September 30, 2005 was a gain of $32, after-tax. (For a further discussion of the reinsurance agreement, see Note 8 Transactions with Affiliates.)
For the three and nine months ended September 30, 2006, after-tax net gains (losses) representing the total ineffectiveness of cash flow hedges were $(2) and $(12), respectively. For the three and nine months ended September 30, 2005, after-tax net gains (losses) representing the total ineffectiveness of cash flow hedges were $(4) and $(8), respectively. For the three and nine months ended September 30, 2006, after-tax net gains (losses) representing the total ineffectiveness of fair value hedges were $1. For the three and nine months ended September 30, 2005, after-tax net gains (losses) representing the total ineffectiveness of fair value hedges were $1.

The total change in value for derivative-based strategies that do not qualify for hedge accounting treatment, including periodic net coupon settlements, are reported in net realized capital gains and losses. For the three and nine months ended September 30, 2006, these strategies resulted in the recognition of after-tax net gains (losses) of $(44) and $(139), respectively. Net realized capital losses for the three months ended September 30, 2006, were primarily comprised of net losses on the reinsurance of GMIB primarily driven by net changes in policyholder behavior assumptions made in the third quarter. For the nine months ended September 30, 2006, net realized capital losses were primarily driven by net losses on the reinsurance of GMIB primarily resulting from net changes in policyholder behavior assumptions, GMWB related derivatives primarily due to liability model refinements and assumption updates reflecting in-force demographics, as well as, the Japanese fixed annuity hedging instruments due to an increase in Japanese interest rates. For the three and nine months ended September 30, 2005, these derivative-based strategies resulted in the recognition of after-tax net gains (losses) of $(13) and $(66), respectively, which were predominantly comprised of net losses on the Japanese fixed annuity hedging instruments primarily due to the weakening of the Yen in comparison to the U.S. dollar as well as an increase in interest rates.
As of September 30, 2006, the after-tax deferred net gains (losses) on derivative instruments recorded in accumulated other comprehensive income (loss) (“AOCI”) that are expected to be reclassified to earnings during the next twelve months are $(8). This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is twenty-four months. For the three and nine months ended September 30, 2006, and 2005, the Company had less than $1 of net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
4. Deferred Policy Acquisition Costs and Present Value of Future Profits
Changes in deferred policy acquisition costs and present value of future profits is as follows:

	2006	2005

Balance, January 1	$7,101	$6,453
Capitalization	984	912
Amortization – Deferred policy acquisition costs and present value of future profits	(682)	(716)
Adjustments to unrealized gains and losses on securities available-for-sale and other	63	242

Balance, September 30	$7,466	$6,891

5. Separate Accounts, Death Benefits and Other Insurance Benefit Features
Many of the variable annuity contracts issued by the Company offer various guaranteed minimum death and withdrawal benefits. Guaranteed minimum death benefits are offered in various forms as described in the footnotes to the table below. For a discussion concerning GMIB and GMDB reinsured from a related party, see Note 8, Transactions with Affiliates. The Company currently reinsures a significant portion of the death benefit guarantees associated with its in-force block of business.
Changes in the gross guaranteed minimum death benefit (“GMDB”) liability balance sold with annuity products are as follows (as of September 30, 2006, the GMDB liability for business reinsured for a related party is immaterial):

GMDB [1]

Liability balance as of January 1, 2006	$158
Incurred	93
Paid	(84)

Liability balance as of September 30, 2006	$167

[1]	The reinsurance recoverable asset related to the U.S. GMDB was $32 as of September 30, 2006.

GMDB [1]

Liability balance as of January 1, 2005	$174
Incurred	96
Paid	(111)

Liability balance as of September 30, 2005	$159

[1]	The reinsurance recoverable asset, related to the U.S. GMDB was $42 as of September 30, 2005.

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
The following table provides details concerning GMDB exposure as of September 30, 2006 (exposure for GMDB reinsurance assumed from HLIKK was immaterial):
Breakdown of Individual Variable and Group Annuity Account Value by GMDB Type

			Retained Net	Weighted Average
	Account	Net Amount	Amount	Attained Age of
Maximum anniversary value (MAV) [1]	Value	at Risk	at Risk	Annuitant

MAV only	$52,640	$4,271	$431	64
With 5% rollup [2]	3,763	433	82	63
With Earnings Protection Benefit Rider (EPB) [3]	5,382	374	64	61
With 5% rollup & EPB	1,382	135	25	63

Total MAV	63,167	5,213	602
Asset Protection Benefit (APB) [4]	33,561	59	31	61
Lifetime Income Benefit (LIB) – Death Benefit[5]	2,535	3	3	59
Reset [6] (5-7 years)	6,764	319	319	65
Return of Premium [7]/Other	9,583	32	30	53

Total at September 30, 2006	$115,610	$5,626	$985

[1]	MAV: the death benefit is the greatest of current account value, net premiums paid and the highest account value on any anniversary before age 80 (adjusted for withdrawals).

[2]	Rollup: the death benefit is the greatest of the MAV, current account value, net premium paid and premiums (adjusted for withdrawals) accumulated at generally 5% simple interest up to the earlier of age 80 or 100% of adjusted premiums.

[3]	EPB: the death benefit is the greatest of the MAV, current account value, or contract value plus a percentage of the contract’s growth. The contract’s growth is account value less premiums net of withdrawals, subject to a cap of 200% of premiums net of withdrawals.

[4]	APB: the death benefit is the greater of current account value or MAV, not to exceed current account value plus 25% times the greater of net premiums and MAV (each adjusted for premiums in the past 12 months).

[5]	LIB: the death benefit is the greater of current account value or MAV, net premiums paid, or a benefit amount that rachets over time, generally based on market performance.

[6]	Reset: the death benefit is the greatest of current account value, net premiums paid and the most recent five to seven year anniversary account value before age 80 (adjusted for withdrawals).

[7]	Return of premium: the death benefit is the greater of current account value and net premiums paid.
The Company offers certain variable annuity products with a guaranteed minimum withdrawal benefit (“GMWB”) rider. The GMWB provides the policyholder with a guaranteed remaining balance (“GRB”) if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. However, annual withdrawals that exceed a specific percentage of the premiums paid may reduce the GRB by an amount greater than the withdrawals and may also impact the guaranteed annual withdrawal amount that subsequently applies after the excess annual withdrawals occur. For certain of the withdrawal benefit features, the policyholder also has the option, after a specified time period, to reset the GRB to the then-current account value, if greater. In addition, the Company has introduced features for contracts issued beginning in the fourth quarter of 2005, that allows the policyholder to receive the guaranteed annual withdrawal amount for as long as they are alive. In this new feature, in all cases the contract holder or their beneficiary will receive the GRB and the GRB is reset on an annual basis to the maximum anniversary account value subject to a cap. Effective August 31, 2005, HLAI, a subsidiary of the Company, entered into a reinsurance agreement with HLIKK, a related party and subsidiary of Hartford Life, Inc. Through the reinsurance agreement, HLIKK agreed to cede and HLAI agreed to reinsure 100% of the risks associated with the in-force and prospective GMIB riders on its variable annuity business. Effective July 31, 2006, the portion of this reinsurance related to riders issued prior to April 1, 2005 was recaptured by HLIKK. (See Footnote 8 for additional disclosure concerning the recapture.)
The GMWB represents an embedded derivative in the variable annuity contracts that is required to be reported separately from the host variable annuity contract. The GMIB reinsurance represents a free-standing derivative. It is carried at fair value and reported in other policyholder funds. The fair value of the GMWB and GMIB obligations are calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. Because of the dynamic and complex nature of these cash flows, stochastic techniques under a variety of market return scenarios and other best estimate assumptions are used. Estimating these cash flows involves numerous estimates and subjective judgments including those regarding expected market rates of return, market volatility, correlations of market returns and discount rates. At each valuation date, the Company assumes expected returns based on risk-free rates as represented by the current LIBOR forward curve rates; market volatility assumptions for each underlying index based on a blend of observed market “implied volatility” data and annualized standard deviations of monthly returns using the most recent 20 years of observed market performance; correlations of market returns across underlying indices based on actual observed market returns and relationships over the ten years preceding the valuation date; and current risk-free spot rates as represented by the current LIBOR spot curve to determine the present value of expected future cash flows produced in the stochastic projection process. As markets change, mature and evolve and actual policyholder behavior emerges, management continually evaluates the appropriateness of its assumptions. In addition, management regularly evaluates the valuation model, incorporating emerging valuation techniques where appropriate, including drawing on the expertise of market participants and valuation experts.
As of September 30, 2006 and December 31, 2005, the embedded derivative asset recorded for GMWB, before reinsurance or hedging, was $35 and $8, respectively. For the three and nine months ended September 30, 2006, the change in value of the GMWB, before reinsurance and hedging, reported as a realized gain (loss) was $(12) and $83, respectively. Included in the realized gain (loss) were liability model refinements and changes in policyholder behavior assumptions for the three and nine months ended September 30, 2006 of a net $14 and $(4), respectively. For the three and nine months ended September 30, 2005, the change in value of the GMWB, before reinsurance and hedging, reported as a realized gain (loss) was $55 and $11, respectively. There were no benefit payments made for the GMWB during 2006 or 2005.
Prior to September 2005, the risk of loss associated with GMWB was 100% reinsured to both external and related parties. During September 2005, the Company recaptured the reinsurance agreement with the related party. As of September 30, 2006 and December 31, 2005, $33.4 billion, or 76% and $26.4 billion or 69%, respectively, of account value representing substantially all of the contracts written after July 2003, with the GMWB feature, were unreinsured. In order to minimize the volatility associated with the unreinsured GMWB liabilities, the Company has established an alternative risk management strategy. As part of the recapture, the Company received derivative instruments used to hedge its unreinsured GMWB exposure including interest rate futures and swaps, Standard and Poor’s (“S&P”) 500 and NASDAQ index options, and futures contracts and Europe, Australasia and Far East (“EAFE”) Index swaps to hedge GMWB exposure to international equity markets. The total (reinsured and unreinsured) GRB as of September 30, 2006 and December 31, 2005 was $35.8 billion and $31.8 billion, respectively
A contract is ‘in the money’ if the contract holder’s GRB is greater than the account value. For contracts that were ‘in the money’ the Company’s exposure, as of September 30, 2006 and December 31, 2005, was $12 and $8, respectively. However, the only ways the contract holder can monetize the excess of the GRB over the account value of the contract is upon death or if their account value is reduced to zero through a combination of a series of withdrawals that do not exceed a specific percentage of the premiums paid per year and market declines. If the account value is reduced to zero, the contract holder will receive a period certain annuity equal to the remaining GRB or a period certain plus life contingent annuity. As the amount of the excess of the GRB over the account value can fluctuate with equity market returns on a daily basis the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than $12.
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
Two securities class actions, now consolidated, have been filed in the United States District Court for the District of Connecticut alleging claims against The Hartford and certain of its executive officers under Section 10(b) of the Securities Exchange Act and SEC Rule 10b-5. The consolidated amended complaint alleges on behalf of a putative class of shareholders that The Hartford and the four named individual defendants, as control persons of The Hartford, failed to disclose to the investing public that The Hartford’s business and growth was predicated on the unlawful activity alleged in the NYAG Complaint. The class period alleged is August 6, 2003 through October 13, 2004, the day before the NYAG Complaint was filed. The complaint seeks damages and attorneys’ fees. Defendants filed a motion to dismiss in June 2005, and, on July 13, 2006, the district court granted the motion. The plaintiffs have noticed an appeal of the dismissal.
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
The Hartford is also a defendant in a multidistrict litigation in federal district court in New Jersey. There are two consolidated amended complaints filed in the multidistrict litigation, one related to alleged conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. Various Hartford Life subsidiaries are named in the group benefits complaint. The actions assert, on behalf of a class of persons who purchased insurance through the broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group benefits complaint, claims under ERISA arising from conduct similar to that alleged in the NYAG Complaint. The class period alleged is 1994 through the date of class certification, which has not yet occurred. The complaints seek treble damages, injunctive and declaratory relief, and attorneys’ fees. On October 3, 2006, the court denied in part the defendants’ motions to dismiss the two consolidated amended complaints but found the complaints deficient in other respects and ordered the plaintiffs to file supplemental pleadings. The plaintiffs’ motions for class certification are pending. In addition, Hartford Life subsidiaries were joined as defendants in an action by the California Commissioner of Insurance alleging similar conduct by various insurers in connection with the sale of group benefits products. The Commissioner’s action asserts claims under California insurance law and seeks injunctive relief only. The Hartford disputes the allegations in all of these actions and intends to defend the actions vigorously.
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
To date, neither the SEC’s and New York Attorney General’s market timing investigation nor the SEC’s directed brokerage investigation has resulted in the initiation of any formal action against The Hartford by these regulators. However, The Hartford believes that the SEC and the New York Attorney General’s Office are likely to take some action against The Hartford at the conclusion of the respective investigations. The Hartford is engaged in active discussions with the SEC and the New York Attorney General’s Office. The potential timing of any resolution of any of these matters or the initiation of any formal action by any of these regulators in these matters is difficult to predict. As of March 31, 2006, Hartford Life had recorded aggregate charges of $109, after-tax, of which $14, after-tax, was attributed to the Company, to establish a reserve for the market timing, directed brokerage and single premium group annuity matters. The after-tax cost of the single premium group annuity matter settlement was $14. Hartford Life’s remaining reserve for the market timing and directed brokerage matters is an estimate; in view of the uncertainties regarding the outcome of these regulatory investigations, as well as the tax-deductibility of payments, it is possible that the ultimate cost to Hartford Life of these matters could exceed the reserve by an amount that would have a material adverse effect on Hartford Life’s consolidated results of operations or cash flows in a particular quarterly or annual period. It is reasonably possible that the Company may ultimately be liable for all or a portion of the ultimate cost to Hartford Life in excess of the $14 already attributed to the Company. However, the ultimate liability of the Company is not reasonably estimable at this time.
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
7. Stock Compensation Plans
Hartford Life’s employees are included in The Hartford 2005 Incentive Stock Plan and The Hartford Employee Stock Purchase Plan.
The Hartford has two primary stock-based compensation plans which are described below. Shares issued in satisfaction of stock-based compensation may be made available from authorized but unissued shares, shares held by The Hartford in treasury or from shares purchased in the open market. The Hartford typically issues new shares in satisfaction of stock-based compensation. Hartford Life was allocated compensation expense of $22 million and $17 million for the nine months ended September 30, 2006 and 2005, respectively. The Company’s income tax benefit recognized for stock-based compensation plans was $8 million and $6 million for the nine months ended September 30, 2006 and 2005, respectively. The Company did not capitalize any cost of stock-based compensation.
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
The fair values of awards granted under the 2005 Stock Plan are measured as of the grant date and expensed ratably over the awards’ vesting periods, generally three years. For stock option awards granted or modified in 2006 and later, the Company began expensing awards to retirement-eligible employees hired before January 1, 2002 immediately or over a period shorter than the stated vesting period because the employees receive accelerated vesting upon retirement and therefore the vesting period is considered non-substantive. For the nine months ended September 30, 2005, the Company would have recognized an immaterial increase in net income if it had been accelerating expense for all awards to retirement-eligible employees entitled to accelerated vesting. All awards provide for accelerated vesting upon a change in control of The Hartford as defined in the 2005 Stock Plan.
Stock Option Awards
Under the 2005 Stock Plan, all options granted have an exercise price equal to the market price of The Hartford’s common stock on the date of grant, and an option’s maximum term is ten years. Certain options become exercisable over a three year period commencing one year from the date of grant, while certain other options become exercisable at the later of the three years from the date of grant or upon the attainment of specified market appreciation of The Hartford’s common shares. For any year, no individual employee may receive an award of options for more than 1,000,000 shares. As of December 31, 2005, The Hartford had not issued any incentive stock options under any plans.
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
During the third quarter of 2004, Hartford Life introduced fixed MVA annuity products to provide a diversified product portfolio to customers in Japan. The yen based MVA product is written by Hartford Life Insurance, K.K. (“HLIKK”) a wholly owned Japanese subsidiary of Hartford Life and subsequently reinsured to the Company. As of September 30, 2006, $1.7 billion of the account value had been assumed by the Company.
Effective August 31, 2005, HLAI entered into a reinsurance agreement with HLIKK (the “Reinsurance Agreement”). Through the Reinsurance Agreement, HLIKK agreed to cede and HLAI agreed to reinsure 100% of the risks associated with the in-force and prospective GMIB riders issued by HLIKK on its variable annuity business. In connection with accepting the GMIB risk for the in-force riders, on the effective date HLAI received fees collected since inception by HLIKK related to the in-force riders of $25.
Effective July 31, 2006, the Reinsurance Agreement was modified to include the guaranteed minimum death benefits (“GMDB”) on covered contracts that have an associated GMIB rider. The modified reinsurance agreement applies to all contracts, GMIB riders and GMDB riders in-force and issued as of July 31, 2006 and prospectively, except for policies and GMIB riders issued prior to April 1, 2005, which were recaptured. Additionally, a tiered reinsurance premium structure was implemented. On the date of the recapture, HLAI forgave the reinsurance derivative asset of $110 and paid HLIKK $38. The net result of the recapture was recorded as a dividend of $93, after-tax. GMIB riders issued by HLIKK subsequent to April 1, 2005 continue to be reinsured by HLAI.
While the form of the Reinsurance Agreement between HLAI and HLIKK for GMIB business is reinsurance, in substance and for accounting purposes the agreement is a free standing derivative. As such, the Reinsurance Agreement for GMIB business is recorded at fair value on the Company’s balance sheet, with prospective changes in fair value recorded in earnings. The methodology for calculating the value of the reinsurance derivative is consistent with the methodology used by the Company in valuing the guaranteed minimum withdrawal benefit rider sold with U.S. variable annuities. The calculation uses risk neutral Japanese capital market assumptions and includes estimates for dynamic policyholder behavior. The resulting reinsurance derivative value in Japanese Yen is converted to U.S. dollars at the spot rate. Should actual policyholder behavior or capital markets experience emerge differently from these estimates, the resulting impact on the value of the reinsurance derivative could be material to the results of operations.
The initial fair value of the derivative associated with new business will be recorded as an in substance capital contribution or distribution between these related parties. As of September 30, 2006 and December 31, 2005, the fair value of the reinsurance derivative was an asset of $83 and $72, respectively. During the three and nine months ended September 30, 2006, the Company recorded a net capital contribution (dividend) of $(91) and $66 (including the net result of the recapture) and a pre-tax realized loss of $59 and $87, respectively, representing the change in fair value of the reinsurance derivative. (Included in the 2006 pre-tax loss amounts was a net $60 of losses related to changes in policyholder behavior assumptions and modeling refinements made by the Company during the three months ended September 30, 2006.) During the three and nine months ended September 30, 2005, the Company recorded a net capital contribution of $7 and a pre-tax realized gain of $50, representing the change in fair value of the reinsurance derivative.
The contracts underlying the GMIB reinsurance contract are ‘in the money’ if the contract holder’s guaranteed remaining balance (“GRB”) is greater than the account value. For contracts that were ‘in the money’ the Company’s exposure, as of September 30, 2006 and December 31, 2005, was $2 and $1, respectively. However, the only way the contract holder can monetize the excess of the GRB over the account value of the contract is upon annuitization and the amount to be paid by the Company will be in the form of a lump sum, or alternatively, over the annuity period. As the amount of the excess of the GRB over the account value can fluctuate with equity market returns on a daily basis the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than $2.
The Reinsurance Agreement for GMDB business is accounted for under SOP 03-1 “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts”. As of September 30, 2006 the liability for the assumed reinsurance of the GMDB and the net amount at risk was immaterial.
9. Sale of Affiliate
On March 2, 2006, Hartford Life Insurance Company completed the sale of its wholly-owned subsidiary, Servus Life Insurance Company, to XL Life and Annuity Holding Company and received cash in the amount of approximately $15.
10. Debt
Consumer Notes
On September 8, 2006, Hartford Life Insurance Company filed a shelf registration statement with the SEC (Registration Statement No. 333-137215), effective immediately, for the offering and sale of Hartford Life IncomeNotesSM and Hartford Life medium-term notes (collectively called “Consumer Notes”). There are no limitations on the ability to issue additional indebtedness in the form of Hartford Life IncomeNotesSM and Hartford Life medium-term notes.
Institutional Solutions Group began issuing Consumer Notes through its Retail Investor Notes Program in September 2006. A Consumer Note is an investment product distributed through broker-dealers directly to retail investors as medium-term, publicly traded fixed or floating rate, or a combination of fixed and floating rate, notes. In addition, discount notes, amortizing notes and indexed notes may also be offered and issued. Consumer Notes are part of the Company’s spread-based business and proceeds are used to purchase investment products, primarily fixed rate bonds. Proceeds are not used for general operating purposes. Consumer Notes are offered weekly with maturities up to 30 years and varying interest rates and may include a call provision. Certain Consumer Notes may be redeemed by the holder in the event of death. Redemptions are subject to certain limitations, including calendar year aggregate and individual limits equal to the greater of $1 or 1% of the aggregate principal amount of the notes and $250 thousand per individual, respectively. Derivative instruments will be utilized to hedge the Company’s exposure to interest rate risk in accordance with Company policy.
As of September 30, 2006, $41 of Consumer Notes had been issued. These notes have interest rates ranging from 5% to 6% for fixed notes and consumer price index plus 2.05% to 2.20% for variable notes. The aggregate maturities of Consumer Notes are as follows: 2009 $3 and $38 for 2011 and thereafter. The Consumer Notes are reported in other liabilities. For the three and nine months ended September 30, 2006 interest credited to holders of Consumer Notes was immaterial and is included in benefits, claims and claim adjustment expenses.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in millions, unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Hartford Life Insurance Company and its subsidiaries (“Hartford Life Insurance Company”, “Life” or the “Company”) as of September 30, 2006, compared with December 31, 2005, and its results of operations for the three and nine months ended September 30, 2006 compared with the equivalent periods in 2005. This discussion should be read in conjunction with the MD&A in Hartford Life Insurance Company’s 2005 Form 10-K Annual Report.
Certain of the statements contained herein are forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company’s control and have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in Part II, Item 1A, Risk Factors. These factors include: the possible occurrence of terrorist attacks; the response of reinsurance companies under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect the Company against losses; changes in the stock markets, interest rates or other financial markets, including the potential effect on the Company’s statutory capital levels; the inability to effectively mitigate the impact of equity market volatility on the Company’s financial position and results of operations arising from obligations under annuity product guarantees; the Company’s potential exposure arising out of regulatory proceedings or private claims relating to incentive compensation or payments made to brokers or other producers and alleged anti-competitive conduct; the uncertain effect on the Company of regulatory and market-driven changes in practices relating to the payment of incentive compensation to brokers and other producers, including changes that have been announced and those which may occur in the future; the incidence and severity of catastrophes, both natural and man-made; stronger than anticipated competitive activity; unfavorable judicial or legislative developments; the potential effect of domestic and foreign regulatory developments, including those which could increase the Company’s business costs and required capital levels; the possibility of general economic and business conditions that are less favorable than anticipated; the Company’s ability to distribute its products through distribution channels, both current and future; a downgrade in the Company’s financial strength or credit ratings; the ability of the Company’s subsidiaries to pay dividends to the Company; the ability to recover the Company’s systems and information in the event of a disaster or other unanticipated event; potential changes in Federal or State tax laws; and other factors described in such forward-looking statements.

OVERVIEW
The Company is a diversified insurance and financial services company. The Company is headquartered in Connecticut and is organized into four reporting segments.
Many of the principal factors that drive the profitability of the Company’s operations are separate and distinct. Management considers this diversification to be a strength that distinguishes the Company from its peers.
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
To date, neither the SEC’s and New York Attorney General’s market timing investigation nor the SEC’s directed brokerage investigation has resulted in the initiation of any formal action against The Hartford by these regulators. However, The Hartford believes that the SEC and the New York Attorney General’s Office are likely to take some action against The Hartford at the conclusion of the respective investigations. The Hartford is engaged in active discussions with the SEC and the New York Attorney General’s Office. The potential timing of any resolution of any of these matters or the initiation of any formal action by any of these regulators in these matters is difficult to predict. As of March 31, 2006, Hartford Life had recorded aggregate charges of $109, after-tax, of which $14, after-tax, was attributed to the Company, to establish a reserve for the market timing, directed brokerage and single premium group annuity matters. The after-tax cost of the single premium group annuity matter settlement was $14. Hartford Life’s remaining reserve for the market timing and directed brokerage matters is an estimate; in view of the uncertainties regarding the outcome of these regulatory investigations, as well as the tax-deductibility of payments, it is possible that the ultimate cost to Hartford Life of these matters could exceed the reserve by an amount that would have a material adverse effect on Hartford Life’s consolidated results of operations or cash flows in a particular quarterly or annual period. It is reasonably possible that the Company may ultimately be liable for all or a portion of the ultimate cost to Hartford Life in excess of the $14 already attributed to the Company. However, the ultimate liability of the Company is not reasonably estimable at this time.
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
Broker Compensation
As the Company has disclosed previously, the Company pays brokers and independent agents commissions and other forms of incentive compensation in connection with the sale of many of the Company’s insurance products. Since the New York Attorney General’s Office filed a civil complaint against Marsh on October 14, 2004, several of the largest national insurance brokers, including Marsh, Aon Corporation and Willis Group Holdings Limited, have announced that they have discontinued the use of contingent compensation arrangements. Other industry participants may make similar, or different, determinations in the future. In addition, legal, legislative, regulatory, business or other developments may require changes to industry practices relating to incentive compensation. Pursuant to settlement agreements reached with regulators, several insurance companies have agreed to restrictions on the payment of contingent compensation relating to the placement of excess casualty insurance policies. These insurers have agreed that the restrictions may be extended in time, and to other property and casualty lines, if insurers in a given line or segment, that together represent more than 65% of the market share in the insurance line (based upon national gross written premiums) do not pay contingent compensation. These insurers have also agreed to support legislation and regulations to abolish contingent compensation and to require greater disclosure of compensation. At this time, it is not possible to predict the effect of these announced or potential changes on the Company’s business or distribution strategies.
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
The Company’s policy acquisition costs include commissions and certain other expenses that vary with and are primarily associated with acquiring business. Present value of future profits is an intangible asset recorded upon applying purchase accounting in an acquisition of a life insurance company. Deferred policy acquisition costs and the present value of future profits intangible asset are amortized in the same way. Both are amortized over the estimated life of the contracts acquired. Within the following discussion, deferred policy acquisition costs and the present value of future profits intangible asset will be referred to as “DAC”. At September 30, 2006 and December 31, 2005, the carrying value of the Company’s DAC asset was $7.5 billion and $7.1 billion, respectively.
The Company amortizes DAC related to traditional policies (term, whole life and group insurance) over the premium-paying period in proportion to premium income. The Company amortizes DAC related to investment contracts and universal life-type contracts (including individual variable annuities) using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of estimated gross profits (“EGPs”). For most contracts, the Company evaluates EGPs over a 20 year horizon as estimated profits emerging subsequent to year 20 are immaterial. The Company uses other measures for amortizing DAC, such as gross costs, as a replacement for EGPs when EGPs are expected to be negative for multiple years of the contract’s life. The Company also adjusts the DAC balance, through other comprehensive income, by an amount that represents the amortization of DAC that would have been required as a charge or credit to operations had unrealized gains and losses on investments been realized. Actual gross profits, in a given reporting period, that vary from management’s initial estimates result in increases or decreases in the rate of amortization, commonly referred to as a “true-up”, which are recorded in the current period. The true-up recorded for the three months ended September 30, 2006 and 2005 was an increase to amortization of $17 and $3, respectively. The true-up recorded for the nine months ended September 30, 2006 and 2005 was an increase to amortization of $39 and $12, respectively.
Each year, the Company develops future EGPs for the products sold during that year. The EGPs for products sold in a particular year are aggregated into cohorts. Future gross profits are projected for the estimated lives of the contracts, and are, to a large extent, a function of future account value projections for individual variable annuity products and to a lesser extent for variable universal life products. The projection of future account values requires the use of certain assumptions. The assumptions considered to be important in the projection of future account value, and hence the EGPs, include separate account fund performance, which is impacted by separate account fund mix, less fees assessed against the contract holder’s account balance, surrender and lapse rates, interest margin, and mortality. The assumptions are developed as part of an annual process and are dependent upon the Company’s current best estimates of future events which are likely to be different for each year’s cohort. For example, upon completion of a study during the fourth quarter of 2005, the Company, in developing projected account values and the related EGPs for the 2005 cohorts, used a separate account return assumption of 7.6% (after fund fees, but before mortality and expense charges). For prior year cohorts, the Company’s separate account return assumption at the time those cohorts’ account values and related EGPs were projected was 9.0%. The overall actual return generated by the separate account is dependent on several factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds as well as equity sector weightings. The

Company’s overall separate account fund performance has been reasonably correlated to the overall performance of the S&P 500 Index (which closed at 1,336 on September 29, 2006), although no assurance can be provided that this correlation will continue in the future.
Unlock and Sensitivity Analysis
Estimating future gross profits is a complex process requiring considerable judgment and the forecasting of events well into the future. The estimation process, the underlying assumptions and the resulting EGPs, are evaluated regularly.
The Company’s quantitative process to determine the reasonable range of EGPs is performed quarterly and involves the use of internally developed models, which run a large number of stochastically determined scenarios of separate account fund performance. Incorporated in each scenario are the Company’s current best estimate assumptions with respect to lapse rates, mortality, and expenses. These scenarios are run for individual variable annuity business and are used to calculate statistically significant ranges of reasonable EGPs. The statistical ranges produced from the stochastic scenarios are compared to the present value of EGPs used in the respective DAC amortization models. If EGPs used in the DAC amortization model fall outside of the statistical ranges of reasonable EGPs, a revision to the original best estimate assumptions in prior year cohorts used to project account value and the related EGPs in the DAC amortization model would be necessary. A similar approach is used for variable universal life business.
The original best estimate assumptions used to estimate future gross profits have not historically been revised unless the EGPs in the DAC amortization model fell outside of a reasonable range of EGPs. Notwithstanding the statistical ranges described above, future refinements to the estimation process for DAC amortization and modifications of underlying assumptions based on future studies could result in revisions to EGPs. In addition, aside from absolute levels and timing of market performance, additional factors that might influence revisions to previously projected EGPs include the degree of volatility in separate account fund performance and policyholder shifts in asset allocation within the separate account as well as surrenders and lapses. In the event that the Company were to revise its original best estimate assumptions used for prior year cohorts to its current best estimate assumptions, thereby changing its estimate of projected account value and the related EGPs in the DAC amortization model, the cumulative DAC amortization would be adjusted to reflect such changes in the period the revision was determined to be necessary, a process known as “unlocking”.
As of September 30, 2006, the present value of the EGPs used in the DAC amortization models for variable annuities and variable universal life business fell within the Company’s parameters for reasonableness. After considering this quantitative assessment and other factors, the Company did not revise the separate account return assumption, the account value or any other assumptions in those DAC amortization models for 2006 and prior cohorts.
The Company performs analyses with respect to the potential impact of an unlock. To illustrate the effects of an unlock on DAC, unearned revenue liabilities and sales inducement assets, assume the Company had concluded that a revision to previously projected account values and the related EGPs was required as of September 30, 2006. If the Company assumed a separate account return assumption of 7.6% and used its current best estimate assumptions, including lapse, mortality and expense assumptions, for all products to project account values forward from the current account value to reproject future EGPs, the estimated decrease to net income for all businesses would be approximately $35-$55. If, instead, the Company assumed a separate account return assumption of 8.6% or 6.6%, the estimated decrease in net income for all businesses would have been $10-$20 and $70-$80, respectively. If the Company were to unlock, the future periodic amortization of DAC related to the in-force block of business would likely decrease.
The impact on other liabilities, which use EGP’s or components of EGP’s, such as guaranteed minimum death benefits, as a result of the hypothetical unlock described above, is not likely to be material.
The overall recoverability of the DAC asset is dependent on the future profitability of the business. The Company tests the aggregate recoverability of the DAC asset by comparing the amounts deferred to the present value of total EGPs. In addition, the Company routinely stress tests its DAC asset for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced a significant sell-off, as the majority of policyholders’ funds in the separate accounts is invested in the equity market. As of September 30, 2006, the Company believed individual variable annuity separate account assets could fall, through a combination of negative market returns, lapses and mortality, by at least 43% before portions of its DAC asset would be unrecoverable.

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

	As of and For the Three		As of and For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
Product/Key Indicator Information	2006	2005	2006	2005

Individual Variable Annuities
Account value, beginning of period	$106,224	$99,747	$105,314	$99,617
Net flows	(988)	(348)	(2,454)	(1)
Change in market value and other	3,253	4,193	5,629	3,976

Account value, end of period	$108,489	$103,592	$108,489	$103,592

Retirement Plans
Account value, beginning of period	$20,740	$17,592	$19,317	$16,493
Net flows	442	200	1,837	1,226
Change in market value and other	513	673	541	746

Account value, end of period	$21,695	$18,465	$21,695	$18,465

Individual Life Insurance
Variable universal life account value, end of period	$6,242	$5,700	$6,242	$5,700
Total life insurance inforce	$155,652	$142,517	$155,652	$142,517

S&P 500 Index
Period end closing value	1,336	1,229	1,336	1,229
Daily average value	1,288	1,224	1,284	1,200

•	The increase in U.S. variable annuity account values from September 30, 2005 to September 30, 2006 can be attributed to market growth over the past four quarters. Net flows for the U.S. variable annuity business are negative and have decreased from prior year levels resulting from higher surrenders and lower sales due to increased competition.
•	The increase in Retirement Plan account values from September 30, 2005 to September 30, 2006 can be attributed to positive net flows over the past four quarters and market appreciation.
•	Individual Life account value increased from September 30, 2005 due primarily to premiums and deposits. Life insurance inforce increased from September 30, 2005 due to business growth.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Net Investment Income	2006	2005	2006	2005

Retail	$207	$234	$636	$713
Retirement Plans	82	78	242	231
Institutional	252	203	717	570
Individual Life	73	69	216	201
Other	74	81	209	199

Total net investment income	$688	$665	$2,020	$1,914

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Interest Credited on General Account Assets	2006	2005	2006	2005

Retail	$158	$177	$481	$546
Retirement Plans	52	50	154	146
Institutional	136	100	381	276
Individual Life	54	51	158	150
Other	29	26	88	87

Total interest credited on general account assets	$429	$404	$1,262	$1,205

•	Net investment income and interest credited on general account assets in Retail declined for the three and nine months ended September 30, 2006 due to lower assets under management from surrenders on market value adjusted (“MVA”) fixed annuity products at the end of their guarantee period. Also contributing to the decline in assets under management were transfers within variable annuity products from the general account option to separate account funds.
•	Net investment income and interest credited on general account assets in Institutional increased as a result of sales in the Company’s funding agreement backed Investor Notes program.
Expenses
There are three major categories for expenses: benefits and claims, insurance operating costs and expenses, and amortization of deferred policy acquisition costs and the present value of future profits.

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2006		2005		2006		2005

Retail
General insurance expense ratio (individual annuity)	18.1	bps	16.8	bps	17.1	bps	17.7	bps
DAC amortization ratio (individual annuity)	54.8%		57.1%		54.9%		57.1%

Individual Life
Death benefits	$54		$46		$171		$161
Insurance expenses, net of deferrals	$41		$41		$127		$117

•	Individual annuity’s expense ratio increased for the three months ended September 30, 2006 primarily due to higher technology and service costs. Asset growth for the nine months ended September 30, 2006 decreased individual annuity’s expense ratio to a level lower than prior year periods. Management expects the 2006 full year ratio to be between 17-18 bps.
•	The ratio of individual annuity DAC amortization over income before taxes and DAC amortization declined for the three and nine months ended September 30, 2006 as a result of the recapture of the GMWB reinsurance agreement in September 2005.
•	Individual Life death benefits increased for the three months ended September 30, 2006 primarily due to unusually favorable mortality experience in the third quarter of 2005, and increased 6% for the nine months ended September 30, 2006 primarily due to a larger insurance inforce.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Operating Summary	2006	2005	Change	2006	2005	Change

Fee income	$750	$721	4%	$2,244	$2,086	8%
Earned premiums	131	109	20%	489	274	78%
Net investment income	688	665	3%	2,020	1,914	6%
Net realized capital (losses) gains	(46)	27	NM	(335)	88	NM

Total revenues	1,523	1,522	—	4,418	4,362	1%
Benefits, claims and claim adjustment expenses	811	725	12%	2,436	2,149	13%
Insurance operating costs and other expenses	223	222	—	625	636	(2%)
Amortization of deferred policy acquisition costs and present value of future profits	225	264	(15%)	682	716	(5%)

Total benefits, claims and expenses	1,259	1,211	4%	3,743	3,501	7%

Income before income tax (benefit) expense	264	311	(15%)	675	861	(22%)
Income tax (benefit) expense	33	64	(48%)	92	193	(52%)

Net income	$231	$247	(6%)	$583	$668	(13%)

The Company defines “NM” as not meaningful for increases or decreases greater than 200%, or changes from a net gain to a net loss position, or vice versa.
Three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005
The change in the Company’s net income was due to the following:
•	Net income exclusive of net realized capital gains (losses), after tax, increased primarily due to growth in assets under management resulting from market growth and sales.

•	Net realized capital losses occurred in the third quarter of 2006 compared to net realized capital gains in the prior year period due to realized losses associated with the GMIB reinsurance derivative, primarily due to net changes in policyholder behavior assumptions made in the third quarter of 2006. Net realized capital losses occurred in the first nine months of 2006 compared to net realized capital gains in the prior year period due to increased other-than-temporary impairments (see the Other-Than-Temporary Impairments discussion within Investment Results for more information on the increase in impairments),increased realized losses associated with GMWB derivatives, primarily driven by liability model refinements and assumption updates reflecting in-force demographics, increased losses on non-qualifying derivatives due to rising interest rates in 2006 and realized losses associated with the GMIB reinsurance derivative, primarily due to net changes in policyholder behavior assumptions made in the third quarter of 2006.

•	During the first quarter of 2006, the Company achieved favorable settlements in several cases brought against the Company by policyholders regarding their purchase of broad-based leveraged corporate owned life insurance (“leveraged COLI”) policies in the early to mid-1990s. The Company ceased offering this product in 1996. Based on the favorable outcome of these cases, together with the Company’s current assessment of the few remaining leveraged COLI cases, the Company reduced its estimate of the ultimate cost of these cases during the three months ended March 31, 2006. This reserve reduction, recorded in insurance operating costs and other expenses, resulted in an after-tax benefit of $34 in the three months ended March 31, 2006.

Income Taxes
The effective tax rate for the three months ended September 30, 2006 and 2005 was 13% and 21%, respectively. The effective tax rate for the nine months ended September 30, 2006 and 2005 was 14% and 22%, respectively. The principal causes of the difference between the effective rates and the U.S. statutory rate of 35% were tax-exempt interest earned on invested assets and the separate account dividends-received deduction (“DRD”).
The separate account DRD is estimated for the current year using information from the most recent year-end, adjusted for equity market performance. The current estimated DRD will be appropriately adjusted as underlying factors change, including known actual 2006 mutual fund distributions and fee income from the Company’s variable insurance products. The actual current year DRD can vary from the estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distributions from these mutual funds, appropriate levels of taxable income as well as the utilization of capital loss carry forwards at the mutual fund level. The Company’s DRD increased $5 and $27 for the three and nine months ended September 30, 2006 over the respective prior year periods including a tax benefit of $6 for the three and nine months ended September 30, 2006 and $3 in the three and nine months ended September 30, 2005, resulting from true-ups related to prior years’ tax returns. For the three months ended September 30, 2005, the Company’s DRD included an additional tax benefit of $6 related to the 2005 year.
The Company receives a credit against its U.S. tax liability for foreign taxes paid by the Company from its separate account assets. The increased allocation of separate account investments to the international equity markets during 2005 and 2006 has increased the amount of these foreign tax credits (“FTC”). In the three and nine months ended September 30, 2006, the Company reported a net benefit of $13 for the separate account FTC, comprised of a $7 true up related to a prior year tax return and $6 related to the 2006 year.
Prior to the Tax Reform Act of 1984, the Life Insurance Company Income Tax Act of 1959 permitted the deferral from taxation of a portion of statutory income under certain circumstances. In these situations, the deferred income was accumulated in a “Policyholders’ Surplus Account” and would be taxable only under conditions which management considered to be remote; therefore, no federal income taxes have been provided on the balance in this account, which for tax return purposes was $88 as of December 31, 2005. The American Jobs Creation Act of 2004, which was enacted in October 2004, allows distributions to be made from the Policyholders’ Surplus Account free of tax in 2005 and 2006. The Company has distributed the entire balance in the second quarter of 2006, thereby permanently eliminating the potential tax of $31.

RETAIL

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Operating Summary	2006	2005	Change	2006	2005	Change

Fee income	$475	$446	7%	$1,415	$1,290	10%
Earned premiums	(23)	(31)	26%	(58)	(93)	38%
Net investment income	207	234	(12%)	636	713	(11%)
Net realized capital gains (losses)	1	(22)	NM	4	(17)	NM

Total revenues	660	627	5%	1,997	1,893	5%
Benefits, claims and claim adjustment expenses	197	218	(10%)	611	689	(11%)
Insurance operating costs and other expenses	128	107	20%	365	318	15%
Amortization of deferred policy acquisition costs and present value of future profits	184	172	7%	563	506	11%

Total benefits, claims and expenses	509	497	2%	1,539	1,513	2%

Income before income tax expense	151	130	16%	458	380	21%
Income tax expense	1	8	(88%)	35	39	(10%)

Net income	$150	$122	23%	$423	$341	24%

Account Values

Individual variable annuity account values				$108,489	$103,592	5%
Individual fixed annuity and other account values				9,888	10,323	(4)%
Other retail products account values				10	16	(38)%

Total account values [1]				$118,387	$113,931	4%

[1]	Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.
Three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005.
Net income in the Retail segment for the three and nine months ended September 30, 2006 increased primarily due to improved fee income and certain tax benefits recorded in the three months ended September 30, 2006. Higher fee income was driven by higher assets under management resulting primarily from market growth. A more expanded discussion of earnings can be found below:
•	The increase in fee income in the variable annuity business for the three and nine months ended September 30, 2006 occurred primarily as the result of growth in average account values. The year-over-year increase in average account values can be attributed to market appreciation of $8.2 billion over the past four quarters. Variable annuity had net outflows of $2.5 billion for the nine months ended September 30, 2006 compared to net outflows of $1 for the prior year period. Net outflows from additional surrender activity were due to increased sales competition, particularly from competitors offering variable annuity products with guaranteed living benefits.
•	Despite stable general account investment spread over the past four quarters, net investment income has steadily declined for the three and nine months ended September 30, 2006 due to variable annuity transfers from the fixed account to the separate account combined with surrenders in the fixed MVA contracts. Despite these outflows, a more favorable interest rate environment throughout 2006 has resulted in increased sales and a lower surrender rate resulting in net outflows for the nine months ended September 30, 2006 decreasing $1.1 billion compared to the same prior year period. Benefits, claims and claim adjustment expenses have decreased for the three and nine months ended September 30, 2006 due to a decline in interest credited also due to a decline in fixed annuity account values.
•	Insurance operating costs and other expenses increased for the three and nine months ended September 30, 2006 primarily due to an increase in mutual fund commissions due to significant growth in sales. In addition, variable annuity asset based commissions increased due to 5% growth in assets under management, as well as an increase in the number of contracts reaching anniversaries when trail commission payments begin.
•	Higher amortization of DAC resulted from higher actual gross profits due to the positive earnings drivers discussed above. The DAC amortization rate as a percentage of pre-tax, pre-amortization profits remained fairly stable.
•	The effective tax rate decreased for the three and nine months ended September 30, 2006 compared to the prior period due to an increase in the net foreign tax credit estimate from $2 in 2005 to $12 in 2006 as well as an increase in the DRD. The DRD increased $4 and $23 for the three and nine months ended September 30, 2006 over the respective prior year periods, resulting from true-ups of prior years’ tax returns. For the three months ended September 30, 2005, the Company’s DRD also included a tax benefit of $4 related to the 2005 year.

RETIREMENT PLANS

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Operating Summary	2006	2005	Change	2006	2005	Change

Fee income	$45	$35	29%	$130	$100	30%
Earned premiums	1	2	(50%)	17	8	113%
Net investment income	82	78	5%	242	231	5%
Net realized capital gains (losses)	—	(1)	100%	1	(2)	NM

Total revenues	128	114	12%	390	337	16%
Benefits, claims and claim adjustment expenses	60	58	3%	189	172	10%
Insurance operating costs and other expenses	37	29	28%	102	87	17%
Amortization of deferred policy acquisition costs	6	6	—	22	17	29%

Total benefits, claims and expenses	103	93	11%	313	276	13%

Income before income tax expense	25	21	19%	77	61	26%
Income tax expense	6	4	50%	19	14	36%

Net income	$19	$17	12%	$58	$47	23%

Account Values

Governmental account values				$10,691	$10,162	5%
401(k) account values				11,004	8,303	33%

Total account values [1]				$21,695	$18,465	17%

[1]	Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts
Three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005
Net income in Retirement Plans increased due to higher earnings in the 401(k) business. Net income for the Government business was relatively stable.
•	Fee income for 401(k) increased 49%, or $11, and 39%, or $28, for the three and nine months ended September 30, 2006, respectively, due to the growth in average account values. This growth is primarily driven by positive net flows of $2.0 billion over the past four quarters resulting from strong sales and increased ongoing deposits. Total 401(k) deposits increased by 13% and 25% for the three and nine months ended September 30, 2006, respectively. The increase in average account values can also be attributed to market appreciation of $699 over the past four quarters.
•	General account spread remained stable for the three and nine months ended September 30, 2006 compared to the respective prior year periods. Overall, net investment income and the associated interest credited within benefits, claims and claim adjustment expenses each increased as a result of the growth in general account assets under management. Additionally, benefits, claims and claim adjustment expenses increased for the nine months ended September 30, 2006 compared to the respective prior year period due to a large case annuitization in the 401(k) business which also resulted in an increase in premiums of $12 for the nine months ended September 30, 2006.
•	Insurance operating costs and other expenses increased for the three and nine months ended September 30, 2006 primarily driven by the 401(k) business. The additional costs can be attributed to greater assets under management resulting in higher trail commissions and maintenance expenses.
•	Higher amortization of DAC resulted from higher actual gross profits due to positive earnings drivers combined with a higher amortization rate for the nine months ended September 30, 2006 compared to the respective prior year period.

INSTITUTIONAL

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Operating Summary	2006	2005	Change	2006	2005	Change

Fee income	$28	$26	8%	$81	$92	(12%)
Earned premiums	143	125	14%	502	323	55%
Net investment income	252	203	24%	717	570	26%
Net realized capital (losses)	(1)	(1)	0%	(4)	(3)	33%

Total revenues	422	353	20%	1,296	982	32%
Benefits, claims and claim adjustment expenses	371	298	24%	1,127	833	35%
Insurance operating costs and other expenses	17	16	6%	50	39	28%
Amortization of deferred policy acquisition costs	6	8	(25%)	22	23	(4%)

Total benefits, claims and expenses	394	322	22%	1,199	895	34%

Income before income tax expense	28	31	(10%)	97	87	11%
Income tax expense	7	9	(22%)	29	26	12%

Net income	$21	$22	(5%)	$68	$61	11%

Account Values

Institutional Investment Product account values [1]	$20,727	$16,889	23%
Private Placement Life Insurance account values	25,125	23,537	7%

Total account values	$45,852	$40,426	13%

[1]	Institutional investment product account values include transfers from Retirement Plans of $413 during the three months ended March 31, 2006 and from Retail of $350 during the three months ended September 30, 2006.
Three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005
Net income decreased for the three months ended and increased for the nine months ended September 30, 2006 compared to the respective prior year periods. The income for the nine months ended September 30, 2006 was primarily driven by earnings in institutional investment products (“IIP”), while private placement life insurance (“PPLI”) net income was relatively flat. A more expanded discussion of earnings growth can be found below.
•	Total revenues increased in IIP as a result of higher assets under management, driven by positive net flows of $2.0 billion during the past four quarters. Net flows for IIP were strong primarily as a result of the Company’s funding agreement backed Investor Notes program. Investor Notes sales for the four quarters ended September 30, 2006 were $1.3 billion.
•	General account spread is the main driver of net income for IIP. Spread income declined for the three months ended September 30, 2006 compared to the respective prior period as a result of investment income. For the three months ended September 30, 2006 and 2005, income related to partnership investments was $2 and $3 after-tax, respectively. An increase in spread income for the nine months ended September 30, 2006 compared to the respective prior period was driven by higher assets under management noted above along with favorable investment results. For the nine months ended September 30, 2006 and 2005, income related to partnership investments was $9 and $4 after-tax, respectively.
•	IIP had less favorable mortality experience on structured settlement and terminal funding contracts for both the three months and nine months ended September 30, 2006 compared to the respective prior period.
•	For the nine months ended September 30, 2006, earned premiums increased as a result of two large terminal funding cases that were sold during the period. This increase in earned premiums was offset by a corresponding increase in benefits, claims and claim adjustment expenses.

INDIVIDUAL LIFE

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Operating Summary	2006	2005	Change	2006	2005	Change

Fee income	$185	$192	(4%)	$567	$548	3%
Earned premiums	(9)	(6)	(50%)	(30)	(18)	(67%)
Net investment income	73	69	6%	216	201	7%
Net realized capital gains	1	—	100%	3	2	50%

Total revenues	250	255	(2%)	756	733	3%
Benefits, claims and claim adjustment expenses	110	98	12%	336	314	7%
Insurance operating costs and other expenses	41	41	—	127	117	9%
Amortization of deferred policy acquisition costs and present value of future profits	37	55	(33%)	105	137	(23%)

Total benefits, claims and expenses	188	194	(3%)	568	568	—

Income before income tax expense	62	61	2%	188	165	14%
Income tax expense	18	20	(10%)	59	54	9%

Net income	$44	$41	7%	$129	$111	16%

Account Values and Inforce

Variable universal life insurance				$6,242	$5,700	10%

Total life insurance inforce				$155,652	$142,517	9%

Three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005
Net income increased for the three months ended September 30, 2006 due primarily to growth in life insurance inforce and account values, partially offset by unusually favorable mortality in the third quarter of 2005. Net income increased for the nine months ended September 30, 2006 due primarily to growth in life insurance inforce and account values, and revisions to net DAC amortization of $7 after-tax, partially offset by less favorable mortality experience. The following factors contributed to the earnings results:
•	Cost of insurance charges, the largest component of fee income, increased $7 and $22 for the three and nine months ended September 30, 2006, driven by growth in the variable universal, universal, and interest-sensitive whole life insurance inforce. Variable fee income increased, consistent with the growth in the variable universal life insurance account value. Other fee income, another component of total fee income, decreased $14 and $7 for the three and nine months ended September 30, 2006, due primarily to lower amortization of deferred revenues consistent with the mix of products and the level and mix of product profitability. In total, fee income decreased for the three months ended and increased for the nine months ended September 30, 2006.
•	Amortization of DAC decreased for the three and nine months ended September 30, 2006, which includes $13 of revisions (reflected in the first half of 2006) to estimates made at December 31, 2005 and March 31, 2006. Excluding these revisions, the amortization of DAC decreased $18 and $19 for three and nine months ended September 30, 2006, consistent with the mix of products and the level and mix of product profitability.
•	Net investment income increased primarily due to increased general account assets from sales growth.
•	Earned premiums, which include premiums for ceded reinsurance, decreased primarily due to increased ceded reinsurance premiums for the three and nine months ended September 30, 2006.
•	Benefits, claims and claim adjustment expenses increased $12 and $22 for the three and nine months ended September 30, 2006, respectively, consistent with the growth in account values and life insurance inforce, and also reflect favorable mortality experience in the third quarter of 2005.

OTHER

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Operating Summary	2006	2005	Change	2006	2005	Change

Fee income	$17	$22	(23%)	$51	$56	(9%)
Earned premiums	19	19	0	58	54	7%
Net investment income	74	81	(9%)	209	199	5%
Net realized capital (losses) gains	(47)	51	NM	(339)	108	NM

Total revenues (expenses)	63	173	(64%)	(21)	417	NM
Benefits, claims and claim adjustment expenses	72	53	36%	173	141	23%
Insurance operating costs and other expenses	1	29	(97%)	(19)	75	NM
Amortization of deferred policy acquisition costs	(8)	23	NM	(30)	33	NM

Total benefits, claims and expenses	65	105	(38%)	124	249	(50%)

Income (loss) before income tax expense (benefit)	(2)	68	NM	(145)	168	NM
Income tax expense (benefit)	1	23	(96%)	(50)	60	NM

Net income (loss)	$(3)	$45	NM	$(95)	$108	NM

Three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005
Net income changed due to the following factors:
•	Net realized capital losses occurred in the third quarter of 2006 compared to net realized capital gains in the prior year period due to realized losses associated with the GMIB reinsurance derivative, primarily due to net changes in policyholder behavior assumptions made in the third quarter of 2006. Net realized capital losses occurred in the first nine months of 2006 compared to net realized capital gains in the prior year period due to increased other-than-temporary impairments (see the Other-Than-Temporary Impairments discussion within Investment Results for more information on the increase in impairments),increased realized losses associated with GMWB derivatives, primarily driven by liability model refinements and assumption updates reflecting in-force demographics, increased losses on non-qualifying derivatives due to rising interest rates in 2006 and realized losses associated with the GMIB reinsurance derivative, primarily due to net changes in policyholder behavior assumptions made in the third quarter of 2006.
•	During the first quarter of 2006, the Company achieved favorable settlements in several cases brought against the Company by policyholders regarding their purchase of broad-based leveraged corporate owned life insurance (“leveraged COLI”) policies in the early to mid-1990s. The Company ceased offering this product in 1996. Based on the favorable outcome of these cases, together with the Company’s current assessment of the few remaining leveraged COLI cases, the Company reduced its estimate of the ultimate cost of these cases during the three months ended March 31, 2006. This reserve reduction, recorded in insurance operating costs and other expenses, resulted in an after-tax benefit of $34 in the three months ended March 31, 2006.
•	Also contributing to the insurance operating costs and other expenses decreases for the three and nine months ended September 30, 2006 was a lower level of dividends to leveraged COLI policyholders.

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
Return on general account invested assets is an important element of Hartford Life Insurance Company’s financial results. Significant fluctuations in the fixed income or equity markets could weaken the Company’s financial condition or its results of operations. Additionally, changes in market interest rates may impact the period of time over which certain investments, such as mortgage-backed securities (“MBS”), are repaid and whether certain investments are called by the issuers. Such changes may, in turn, impact the yield on these investments and also may result in re-investment of funds received from calls and prepayments at rates below the average portfolio yield. Net investment income and net realized capital gains and losses accounted for approximately 42% and 45% of the Company’s consolidated revenues for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, net investment income and net realized capital gains and losses accounted for approximately 38% and 46%, respectively, of the Company’s consolidated revenues.
Fluctuations in interest rates affect the Company’s return on, and the fair value of, fixed maturity investments, which comprised approximately 89% and 91% of the fair value of its invested assets as of September 30, 2006, and December 31, 2005, respectively. Other events beyond the Company’s control could also adversely impact the fair value of these investments. Specifically, a downgrade of an issuer’s credit rating or default of payment by an issuer could reduce the Company’s investment return.
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
The following table identifies the Company’s invested assets by type as of September 30, 2006, and December 31, 2005.
Composition of Invested Assets

	September 30, 2006		December 31, 2005
	Amount	Percent	Amount	Percent

Fixed maturities, available-for-sale, at fair value	$44,228	89.3%	$43,242	91.1%
Equity securities, available-for-sale, at fair value	233	0.5%	310	0.7%
Policy loans, at outstanding balance	2,013	4.1%	1,971	4.1%
Mortgage loans, at amortized cost	2,166	4.4%	1,355	2.9%
Limited partnerships, at fair value	642	1.3%	423	0.9%
Other investments	229	0.4%	157	0.3%

Total investments	$49,511	100.0%	$47,458	100.0%

Fixed maturity investments increased approximately $986, or 2%, since December 31, 2005, primarily due to positive operating cash flows and product sales, partially offset by an increase in interest rates. Mortgage loans and limited partnerships increased $811, or 60%, and $219, or 52%, respectively, since December 31, 2005, as a result of a decision to increase the Company’s investment in these asset classes primarily due to their attractive returns and diversification opportunities. The majority of the increase in the Company’s limited partnerships was driven by direct investments in hedge funds as well as hedge fund of funds investments. These hedge funds employ various investment strategies in both domestic and international markets.

Investment Results
The following table summarizes the Company’s investment results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(before-tax)	2006	2005	2006	2005

Net Investment Income
Net investment income – excluding policy loans	$651	$630	$1,916	$1,808
Policy loan income	37	35	104	106

Total net investment income	$688	$665	$2,020	$1,914
Yield on average invested assets [1]	5.8%	5.9%	5.8%	5.8%

Net Realized Capital Gains (Losses)
Gross gains on sale	$57	$74	$140	$277
Gross losses on sale	(61)	(61)	(187)	(178)
Impairments
Credit related	(3)	(4)	(3)	(9)
Other [2]	(14)	(3)	(61)	(4)

Total impairments	(17)	(7)	(64)	(13)
Japanese fixed annuity contract hedges, net [3]	38	(32)	(20)	(36)
Periodic net coupon settlements on credit derivatives/Japan	(12)	(8)	(34)	(21)
GMWB derivatives, net	9	(2)	(26)	(2)
GMIB reinsurance	(59)	50	(87)	50
Other, net [4]	(1)	13	(57)	11

Net realized capital gains (losses), before-tax	$(46)	$27	$(335)	$88

[1]	Represents annualized net investment income divided by the monthly weighted average invested assets primarily at cost or amortized cost, as applicable, collateral received associated with the securities lending program and reverse repurchase agreements as well as consolidated variable interest entity minority interests.

[2]	Primarily relates to fixed maturity impairments for which the Company was uncertain of its intent to retain the investment for a period of time sufficient to allow for a recovery to amortized cost. These impairments do not relate to security issuers for which the Company has current concerns regarding their ability to pay future interest and principal amounts based upon the securities’ contractual terms.

[3]	Relates to the Japanese fixed annuity product (product and related derivative hedging instruments excluding periodic net coupon settlements).

[4]	Primarily consists of changes in fair value on non-qualifying derivatives, changes in fair value of certain derivatives in fair value hedge relationships and hedge ineffectiveness on qualifying derivative instruments.
For the three and nine months ended September 30, 2006, net investment income, excluding policy loans, increased $21 or 3%, and $108 or 6%, compared to the prior year periods. The increases in net investment income were primarily due to income earned on a higher average invested assets base partially offset by lower partnership income for the three months ended September 30, 2006. The increase in the average invested assets base, as compared to the prior year, was primarily due to positive operating cash flows, investment contract sales such as retail and institutional notes, and universal life-type product sales such as the individual fixed annuity products sold in Japan. The lower partnership income for the three months ended September 30, 2006 in comparison to the prior year period, was primarily driven by certain of the Company’s partnerships writing down the values of their underlying investments in the current quarter of 2006 while in the prior year period certain partnerships reported higher market values resulting from the liquidation of their underlying investments. Included in these write-downs for the three and nine months ended September 30, 2006, was a loss of $3, before-tax, related to an indirect investment in a hedge fund that realized substantial losses on natural gas investments in September 2006.
For the three months ended September 30, 2006, the yield on average invested assets slightly declined compared to the prior year period due to a decrease in partnership income partially offset by an increase in the yield on fixed maturities due to higher rates on both variable and fixed rate securities. The decrease in partnership income is attributed to certain partnerships reporting higher market values resulting from the liquidation of their underlying investments in the prior year period.
During the three months ended September 30, 2006, the significant components of net realized capital gains and losses included other-than-temporary impairments, net gains associated with the Japanese fixed annuity contract hedges, net gains associated with the GMWB derivatives and losses associated with GMIB reinsurance. During the nine months ended September 30, 2006, the significant components of net realized capital gains and losses included net losses on sales of fixed maturity securities, other-than-temporary impairments, losses associated with the Japanese fixed annuity contract hedges including the periodic net coupon settlements, losses associated with GMWB derivatives, losses associated with GMIB reinsurance and losses in Other, net which primarily relate to changes in market value of non-qualifying derivatives due to changes in interest rates and foreign currency exchange rates. The circumstances giving rise to these components are as follows:

•	The net losses on fixed maturity sales for the three and nine months ended September 30, 2006, were primarily the result of rising interest rates from the date of security purchase and, to a lesser extent, credit spread widening on certain issuers that were sold. For further discussion of gross gains and losses, see below.
•	See the Other-Than-Temporary Impairments section that follows for information on impairment losses.
•	The Japanese fixed annuity contract hedges, net amount consists of the foreign currency transaction remeasurements associated with the Yen denominated fixed annuity contracts offered in Japan and the corresponding offsetting cross currency swaps. Although the Japanese fixed annuity contracts are economically hedged, the net realized capital gains and losses result from the mixed attribute accounting model, which requires fixed annuity liabilities to be recorded at cost and remeasured only for foreign currency exchange rates but the associated derivatives to be reported at fair value. The net realized capital gains for the three months ended September 30, 2006, resulted primarily from a decline in Japanese interest rates and the net realized capital losses for the nine months ended September 30, 2006, resulted primarily from rising Japanese interest rates.
•	The periodic net coupon settlements on credit derivatives and the Japan fixed annuity cross currency swaps includes the net periodic income/expense or coupon associated with the swap contracts. The net loss for the three and nine months ended September 30, 2006, is primarily associated with the Japan fixed annuity cross currency swaps and resulted from the interest rate differential between U.S. and Japanese interest rates.
•	The gains for the three months ended September 30, 2006, associated with the GMWB derivatives, were primarily driven by net changes in policyholder behavior assumptions made in the third quarter of 2006. The losses for the nine months ended September 30, 2006, associated with the GMWB derivatives were primarily driven by liability model refinements and assumption updates reflecting in-force demographics.
•	The losses associated with the GMIB reinsurance were primarily driven by net changes in policyholder behavior assumptions made by the Company during the three months ended September 30, 2006.
Gross gains on sales for the three and nine months ended September 30, 2006, were primarily within fixed maturities and were concentrated in corporate, foreign government and U.S government securities. Certain sales were made to reposition the portfolio to a shorter duration due to the flatness of the yield curve and the lack of market compensation for longer duration assets. Also, certain sales were made as the Company continues to reposition the portfolio to higher quality fixed maturity investments and increase investments in mortgage loans and limited partnerships. The gains on sales were primarily the result of changes in interest rates from the date of security purchase.
Gross losses on sales for the three and nine months ended September 30, 2006, were primarily within fixed maturities and were concentrated in the corporate and commercial mortgage-backed securities (“CMBS”) sectors with no single security sold at a loss in excess of $3 and $5, respectively, and an average loss as a percentage of the fixed maturity’s amortized cost of less than 4% and 3%, respectively, which, under the Company’s impairment policy was deemed to be depressed only to a minor extent.
For the three and nine months ended September 30, 2005, net realized capital losses and gains, respectively, were primarily comprised of net gains on sales of fixed maturity securities and GMIB reinsurance, losses associated with the Japanese fixed annuity contract hedges including the periodic net coupon settlements and other-than-temporary impairments.
Gross gains on sales for the three and nine months ended September 30, 2005, were primarily within fixed maturities and included corporate and foreign government securities. In addition, gross gains on sales for the nine months ended September 30, 2005, included gains from sales of CMBS. Corporate securities were sold primarily to reduce the Company’s exposure to certain lower credit quality issuers. The sale proceeds were primarily reinvested into higher credit quality securities. The gains on sales of corporate securities were primarily the result of credit spread tightening since the date of purchase. Foreign securities were sold primarily to reduce the foreign currency exposure in the portfolio due to the expected near term volatility in foreign exchange rates and to capture gains resulting from credit spread tightening since the date of purchase. The CMBS sales resulted from a decision to divest securities that were backed by a single asset due to the then scheduled expiration of the Terrorism Risk Insurance Act at the end of 2005, which was subsequently extended, in modified form, through the Terrorism Risk Insurance Act of 2005, through the end of 2007. Gains on these sales were realized as a result of an improved credit environment and interest rate declines from the date of security purchase.
Gross losses on sales for the three and nine months ended September 30, 2005, were primarily within the corporate sector. Gross losses on sales for the nine months ended September 30, 2005, included $23 of losses on sales of securities related to a major automotive manufacturer, that primarily occurred during the second quarter. Sales related to actions taken to reduce issuer exposure in light of a downward adjustment in earnings and cash flow guidance primarily due to sluggish sales, rising employee and retiree benefit costs and an increased debt service interest burden, and to reposition the portfolio into higher quality securities. For the three and nine months ended September 30, 2005, excluding sales related to the automotive manufacturer noted above, there was no single security sold at a loss in excess of $2 and $6, respectively, and the average loss as a percentage of the fixed maturity’s amortized cost was less than 2%, which under the Company’s impairment policy were deemed to be depressed only to a minor extent.

Other-Than-Temporary Impairments
The following table identifies the Company’s other-than-temporary impairments by type.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(before-tax)	2006	2005	2006	2005

Asset-backed securities (“ABS”)	$3	$1	$3	$2
CMBS	—	—	1	—
Corporate
Basic industry	4	3	13	5
Capital goods	—	—	5	—
Consumer cyclical	2	—	11	1
Consumer non-cyclical	2	3	8	3
Energy	—	—	5	—
Technology and communications	6	—	12	2
Utilities	—	—	4	—

Total Corporate	14	6	58	11
Equity	—	—	2	—

Total other-than-temporary impairments	$17	$7	$64	$13

For the three and nine months ended September 30, 2006, other-than-temporary impairments were primarily recorded on corporate fixed maturities and ABS. The other-than-temporary impairments recorded on corporate fixed maturities primarily related to securities that had declined in value and for which the Company was uncertain of its intent to retain the investment for a period of time sufficient to allow recovery to cost or amortized cost. These impairments do not relate to security issuers for which the Company currently has concerns regarding the ability to pay future interest and principal amounts based upon the securities’ contractual terms. Prior to the other-than-temporary impairments, for the three and nine months ended September 30, 2006, these securities had an average market value as a percentage of amortized cost of 84% and 85%, respectively. The ABS other-than-temporary impairment related to one aircraft lease receivable security and was recorded based upon the requirements of Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairments on Purchased and Retained Beneficial Interests in Securitized Financial Assets” due to a significant and continued decline in market price. However, the Company expects to recover principal and interest substantially greater than what the market price indicates.
During the three and nine months ended September 30, 2005, other-than-temporary impairments were recorded on certain corporate fixed maturities that had declined in value and for which the Company was uncertain of its intent and ability to retain the investment for a period of time sufficient to allow recovery to amortized cost. Other-than-temporary impairments recorded on ABS primarily related to deterioration of the underlying collateral supporting the securities.
The increase in impairments during the three and nine months ended September 30, 2006, as compared to the respective prior year periods, is primarily due to an increase in interest rates from the date of security purchase as well as the decline in market value of certain issuers that may be adversely impacted by recapitalizations, pushing the company’s interests lower in the repayment priority (e.g., leveraged buy-outs) or issuers using capital that would not benefit the Company’s debt holders’ position (e.g., share repurchase programs). Future other-than-temporary impairment levels will depend primarily on economic fundamentals, political stability, issuer and/or collateral performance and future movements in interest rates. If interest rates increase during the fourth quarter of 2006 or credit spreads widen, other-than-temporary impairments for the full year of 2006 will most likely be higher than the nine months ended September 30, 2006.
For further discussion of risk factors associated with portfolio sectors with significant unrealized loss positions, see the risk factor commentary under the Fixed Maturities by Type table in the Investment Credit Risk section that follows.
Variable Interest Entities
In May 2006, the Company purchased a majority interest in a newly established floating rate bank loan fund (the “Fund”). The Fund was sponsored by HIMCO, who will also serve as the investment manager for this Fund. As of September 30, 2006, total assets in the Fund were approximately $122. The Company’s investment in the Fund as of September 30, 2006, was $65 with the remaining interest owned by a related party.
As the majority interest holder, the Company is required to consolidate this Fund under the requirements of the FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46R”). Accordingly, the assets and liabilities of the Fund are included in the Company’s consolidated financial statements. As of September 30, 2006, the Company recorded in the condensed consolidated balance sheet $122 of primarily fixed maturities (including its own investment in the Fund) and $57 of other liabilities representing affiliates’ investments in the Fund.

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
The following table identifies fixed maturity securities by type as of September 30, 2006, and December 31, 2005.

Fixed Maturities by Type
	September 30, 2006					December 31, 2005
					Percent					Percent
					of Total					of Total
	Amortized	Unrealized	Unrealized	Fair	Fair	Amortized	Unrealized	Unrealized	Fair	Fair
	Cost	Gains	Losses	Value	Value	Cost	Gains	Losses	Value	Value

ABS	$6,210	$44	$(54)	$6,200	14.0%	$6,383	$44	$(73)	$6,354	14.7%
CMBS	9,374	155	(67)	9,462	21.4%	8,311	159	(85)	8,385	19.4%
Collateralized mortgage obligations (“CMOs”)	853	11	(5)	859	1.9%	764	3	(4)	763	1.8%
Corporate
Basic industry	1,717	56	(17)	1,756	4.0%	2,004	77	(33)	2,048	4.7%
Capital goods	1,578	86	(10)	1,654	3.7%	1,479	86	(14)	1,551	3.6%
Consumer cyclical	1,971	68	(25)	2,014	4.6%	1,956	71	(32)	1,995	4.6%
Consumer non-cyclical	2,091	73	(22)	2,142	4.8%	2,096	115	(20)	2,191	5.1%
Energy	1,045	64	(8)	1,101	2.5%	1,006	101	(7)	1,100	2.5%
Financial services	6,467	225	(51)	6,641	15.0%	5,861	273	(46)	6,088	14.1%
Technology and communications	2,568	143	(28)	2,683	6.1%	2,653	177	(28)	2,802	6.5%
Transportation	626	18	(7)	637	1.4%	622	29	(5)	646	1.5%
Utilities	2,515	141	(34)	2,622	5.9%	2,445	147	(26)	2,566	5.9%
Other	1,163	28	(15)	1,176	2.7%	1,057	22	(15)	1,064	2.5%
Government/Government agencies
Foreign	409	22	(4)	427	1.0%	646	43	(4)	685	1.6%
United States	860	9	(4)	865	1.9%	435	23	(2)	456	1.1%
MBS	1,916	4	(37)	1,883	4.3%	2,559	6	(39)	2,526	5.8%
Municipal	1,033	27	(14)	1,046	2.4%	926	47	(4)	969	2.2%
Redeemable preferred stock	4	—	—	4	—	6	—	—	6	—
Short-term	1,056	—	—	1,056	2.4%	1,047	—	—	1,047	2.4%

Total fixed maturities	$43,456	$1,174	$(402)	$44,228	100.0%	$42,256	$1,423	$(437)	$43,242	100.0%

The Company’s fixed maturity portfolio gross unrealized gains and losses as of September 30, 2006, in comparison to December 31, 2005, were primarily impacted by changes in interest rates, asset sales and other-than-temporary impairments. The Company’s fixed maturity gross unrealized gains decreased $249 from December 31, 2005 to September 30, 2006, primarily due to an increase in interest rates. The Company’s fixed maturity gross unrealized losses decreased $35 from December 31, 2005 to September 30, 2006, primarily due to other-than-temporary impairments offset in part by an increase in interest rates. Gross unrealized gains and losses as of September 30, 2006, were also reduced by securities sold in a gain or loss position, respectively.

The sectors with the most significant concentration of unrealized losses were CMBS and corporate fixed maturities most significantly within the financial services sector. Also, ABS supported by aircraft lease receivables, although improving, continues to be a sector within the Company’s portfolios that contains the most significant concentration of credit risk. The Company’s current view of risk factors relative to these fixed maturity types is as follows:
CMBS — As of September 30, 2006, the Company held approximately 610 different securities that were in an unrealized loss position. The unrealized loss was primarily the result of an increase in interest rates from the security’s purchase date. Substantially all of these securities are investment grade securities priced at, or greater than, 90% of amortized cost as of September 30, 2006. Additional changes in fair value of these securities are primarily dependent on future changes in interest rates.
Financial services — As of September 30, 2006, the Company held approximately 240 different securities in the financial services sector that were in an unrealized loss position. Substantially all of these securities are investment grade securities priced at, or greater than, 90% of amortized cost as of September 30, 2006. These positions are a mixture of fixed and variable rate securities with extended maturity dates, which have been adversely impacted by changes in interest rates after the purchase date. Additional changes in fair value of these securities are primarily dependent on future changes in interest rates.
ABS — As of September 30, 2006, $33 of the Company’s total unrealized losses in asset backed securities is secured by leases to airlines primarily outside of the United States. Based on the current and expected future collateral values of the underlying aircraft, a recent improvement in lease rates and an overall increase in worldwide travel, the Company expects to recover the full amortized cost of these investments. However, future price recovery will depend on continued improvement in economic fundamentals, political stability, airline operating performance and collateral value.
For further discussion of risk factors associated with sectors with significant unrealized loss positions, see the Investment Credit Risk section of the MD&A in Hartford Life Insurance Company’s 2005 Form 10-K Annual Report.
Investment sector allocations as a percentage of total fixed maturities have not significantly changed since December 31, 2005, with the exception of CMBS and MBS. During the nine months ended September 30, 2006, the Company increased its allocation to CMBS due to the securities’ attractive spread levels and underlying asset diversification and quality. The decrease in MBS, as of September 30, 2006, in comparison to December 31, 2005, is primarily related to an increase in dollar-roll activity. MBS dollar-roll transactions involve the sale and simultaneous agreement to repurchase a pool of underlying mortgage-backed securities at a future date. The forward purchase agreement is accounted for as a derivative until the repurchase of the MBS is settled and accordingly the dollar-rolled securities are not included in the Consolidated Fixed Maturities by Type table above.
As of September 30, 2006, 29% of the fixed maturities were invested in private placement securities, including 20% in Rule 144A offerings to qualified institutional buyers. Private placement securities are generally less liquid than public securities. Most of the private placement securities are rated by nationally recognized ratings agencies.
At the September 2006 Federal Open Market Committee (“FOMC”) meeting, the Federal Reserve maintained the target federal funds rate at 5.25%, a 100 basis point increase from year-end 2005 levels. Recent indicators suggest that economic growth is moderating from its quite strong pace earlier this year although readings on core inflation have been elevated in recent months. While the Federal Reserve continues to express concern over inflation, the chairman has indicated that inflation pressures seem likely to moderate over time, noting that energy prices have fallen and the lagged effects of monetary policy and other factors are restraining aggregate demand. The extent and timing of future rate increases or decreases will depend on forthcoming economic data related to inflation and economic growth. The risk of inflation could increase if energy and commodity prices rise, productivity growth slows, U.S. budget or trade deficits continue to rise or the U.S. dollar significantly depreciates in comparison to foreign currencies. Increases in future interest rates may result in lower fixed maturity valuations.
CAPITAL MARKETS RISK MANAGEMENT
The Company has a disciplined approach to managing risks associated with its capital markets and asset/liability management activities. Investment portfolio management is organized to focus investment management expertise on the specific classes of investments, while asset/liability management is the responsibility of a dedicated risk management unit supporting the Company’s operations. Derivative instruments are utilized in compliance with established Company policy and regulatory requirements and are monitored internally and reviewed by senior management.
Market Risk
Hartford Life Insurance Company is exposed to market risk, primarily relating to the market price and/or cash flow variability associated with changes in interest rates, market indices or foreign currency exchange rates. The Company analyzes interest rate risk using various models including parametric models that forecast cash flows of the liabilities and the supporting investments, including derivative instruments under various market scenarios. (For further discussion of market risk, see the Capital Markets Risk Management section of MD&A in the Company’s 2005 Form 10-K Annual Report.) There have been no material changes in market risk exposures from December 31, 2005.
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
Interest Rate Risk
The Company’s exposure to interest rate risk relates to the market price and/or cash flow variability associated with changes in market interest rates. The Company manages its exposure to interest rate risk through asset allocation limits, asset/liability duration matching and through the use of derivatives. (For further discussion of interest rate risk, see the Interest Rate Risk discussion within the “Capital Markets Risk Management” section of the MD&A in the Company’s 2005 Form 10-K Annual Report.)
Equity Risk
The Company’s operations are significantly influenced by changes in the equity markets, primarily in the U.S., but increasingly in Japan due to the reinsurance of GMIB and GMDB. The Company’s profitability depends largely on the amount of assets under management, which is primarily driven by the level of sales, equity market appreciation and depreciation and the persistency of the in-force block of business. Prolonged and precipitous declines in the equity markets can have a significant effect on the Company’s operations, as sales of variable products may decline and surrender activity may increase, as customer sentiment towards the equity market turns negative. Lower assets under management will have a negative effect on the Company’s financial results, primarily due to lower fee income related to the Retail, Retirement Plans and Institutional and, to a lesser extent, the Individual Life segment, where a heavy concentration of equity linked products are administered and sold.
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
In addition, prolonged declines in the equity markets may also decrease the Company’s expectations of future gross profits, which are utilized to determine the amount of DAC to be amortized in reporting product profitability in a given financial statement period. A significant decrease in the Company’s future estimated gross profits would require the Company to accelerate the amount of DAC amortization in a given period, which could potentially cause a material adverse deviation in that period’s net income. Although an acceleration of DAC amortization would have a negative effect on the Company’s earnings, it would not affect the Company’s cash flow or liquidity position.
The Company sells variable annuity contracts that offer one or more benefit guarantees, the value of which generally increases with declines in equity markets. As is described in more detail below, the Company manages the equity market risks embedded in these guarantees through reinsurance, product design and hedging programs. The Company believes its ability to manage equity market risks by these means gives it a competitive advantage; and, in particular, its ability to create innovative product designs that allow the Company to meet identified customer needs while generating manageable amounts of equity market risk. The Company’s relative sales and variable annuity market share in the U.S. have generally increased during periods when it has recently introduced new products to the market. In contrast, the Company’s relative sales and market share have generally decreased when competitors introduce products that cause an issuer to assume larger amounts of equity and other market risk than the Company is confident it can prudently manage. The Company believes its long-term success in the variable annuity market will continue to be aided by successful innovation that allows the Company to offer attractive product features in tandem with prudent equity market risk management. In the absence of this innovation, the Company’s market share in one or more of its markets could decline. Recently, the Company has experienced lower levels of U.S. variable annuity sales as competitors continue to introduce new equity guarantees of increasing risk and complexity. New product development is an ongoing process that the Company expects to use to combat competitive sales pressure. Depending on the degree of consumer receptivity and competitor reaction to continuing changes in the Company’s product offerings, the Company’s future level of sales will continue to be subject to a high level of uncertainty.
The accounting for various benefit guarantees offered with variable annuity contracts can be significantly different. Those accounted for under SFAS No. 133 (such as GMWBs or the reinsurance of GMIBs) are subject to significant fluctuation in value, which is reflected in net income, due to changes in interest rates, equity markets and equity market volatility as use of those capital market rates are required in determining the liability’s fair value at each reporting date. Benefit guarantee liabilities accounted for under SOP 03-1 (such as GMDBs) may also change in value; however, absent an unlocking event, the change in value is not immediately reflected in net income. Under SOP 03-1, the income statement reflects the current period increase in the liability due to the deferral of a percentage of current period revenues. The percentage is determined by dividing the present value of claims by the present value of revenues using best estimate assumptions over a range of market scenarios. Current period revenues are impacted by actual increases or decreases in account value. Claims recorded against the liability have no immediate impact on the income statement unless those claims exceed the liability. As a result of these significant accounting differences the liability for guarantees recorded under SOP 03-1 may be significantly different if it was recorded under SFAS No. 133 and vice versa. In addition, the conditions in the capital markets in Japan vs. those in the U.S. are sufficiently different that if the Company’s GMWB product currently offered in the U.S. were offered in Japan, the capital market conditions in Japan would have a significant impact on the valuation of the GMWB, irrespective of the accounting model. Many benefit guarantees meet the definition of an embedded derivative, under SFAS No. 133 (GMWB, reinsurance of GMIB), and as such are recorded at fair value with changes in fair value recorded in net income. However, certain contract features that define how the contract holder can access the value of the guaranteed benefit change the accounting from SFAS No. 133 to SOP 03-1. For contracts where the contract holder can only obtain the value of the guaranteed benefit upon the occurrence of an insurable event such as death (GMDB) or by making a significant initial net investment, such as when one invests in an annuity, the accounting for the benefit is prescribed by SOP 03-1.
The Company sells variable annuity contracts that offer various guaranteed death benefits. The Company maintains a liability, under SOP 03-1, for the death benefit costs of $166, as of September 30, 2006. Declines in the equity market may increase the Company’s net exposure to death benefits under these contracts. The majority of the contracts with the guaranteed death benefit feature are sold by the Retail Products Group segment. For certain guaranteed death benefits, Hartford Life pays the greater of (1) the account value at death; (2) the sum of all premium payments less prior withdrawals; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary. For certain guaranteed death benefits sold with variable annuity contracts beginning in June 2003, the Company pays the greater of (1) the account value at death; or (2) the maximum anniversary value; not to exceed the account value plus the greater of (a) 25% of premium payments, or (b) 25% of the maximum anniversary value of the contract. The Company currently reinsures a significant portion of these death benefit guarantees associated with its in-force block of business. Under certain of these reinsurance agreements, the reinsurers exposure is subject to an annual cap.
The Company’s total gross exposure (i.e. before reinsurance) to these guaranteed death benefits as of September 30, 2006 is $5.6 billion. Due to the fact that 82% of this amount is reinsured, the Company’s net exposure is $1 billion. This amount is often referred to as the retained net amount at risk. However, the Company will incur these guaranteed death benefit payments in the future only if the policyholder has an in-the-money guaranteed death benefit at their time of death.
HLAI, a subsidiary of the Company, has assumed through reinsurance certain guaranteed minimum income benefits offered in connection with variable annuity contracts issued by HLIKK, a related party and subsidiary of Hartford Life. Effective July 31, 2006, the reinsurance agreement between HLAI and HLIKK was modified such that the reinsurance of the GMIB riders issued by HLIKK prior to April 1, 2005 was recaptured by HLIKK. On the date of the recapture, HLAI forgave the reinsurance derivative asset of $110 and paid HLIKK $38. The net result of the recapture was recorded as a dividend of $93, after-tax. GMIB riders issued by HLIKK subsequent to April 1, 2005 continue to be reinsured by HLAI. Declines in equity markets as well as a strengthening of the Japanese Yen in comparison to the U.S. dollar may increase the Company’s exposure to these guaranteed benefits. This increased exposure may be significant in extreme market scenarios. Depending on the underlying contract form, benefits are paid from HLAI to HLIKK either on the guaranteed annuity commencement date, when the contract holder’s account value is less than the present value of minimum guaranteed annuity payments, or alternatively, during the annuitization phase, when the contract holder’s account value is reduced to zero or upon death of the contract holder. The Company will incur these guaranteed income benefits in the future only if the contract holder has a guaranteed benefit that is in-the-money at the time of annuitization. The change in value of the GMIB reinsurance agreement for the three and nine months ended September 30, 2006 was a loss of $59 and $87, before-tax, respectively. (Included in the 2006 amounts were losses of a net $60, before-tax, related to changes in policyholder behavior assumptions and modeling refinements made by the Company during the three months ended September 30, 2006.) The change in value of the GMIB reinsurance agreement for the three and nine months ended September 30, 2005 was a gain of $50, before-tax. As of September 30, 2006, the notional and fair value related to the reinsurance derivative was $11.0 billion and $83, respectively. As of December 31, 2005, the notional and fair value related to the reinsurance derivative was $16.8 billion and $72, respectively.
Also, effective July 31, 2006 the reinsurance agreement between HLAI and HLIKK was modified to include the guaranteed minimum death benefits (“GMDB”) on covered contracts that have an associated GMIB rider. The modified reinsurance agreement applies to all contracts issued after July 31, 2006 as well as to in force GMIB riders and GMDB issued before July 31, 2006, but on or after April 1, 2005. The Company maintains a death benefit liability under SOP 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” which was immaterial as of September 30, 2006.
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
The net effect of the change in value of the embedded derivative net of the results of the hedging program for the three and nine months ended September 30, 2006 was a $9 gain and a $26 loss, before deferred policy acquisition costs and tax effects (included in these amounts were liability model refinements and changes in policyholder behavior assumptions made by the Company during the three months and nine months ended September 30, 2006, of a net $14 and $(4), respectively). For the three and nine months ended September 30, 2005, the gain (loss) was $(1) and $7, respectively, before deferred policy acquisition costs and tax effects. As of September 30, 2006, the notional and fair value related to the embedded derivatives, the hedging strategy and reinsurance was $51.1 billion and $331, respectively. As of December 31, 2005, the notional and fair value related to the embedded derivatives, the hedging strategy, and reinsurance was $45.5 billion and $166, respectively.
The Company employs additional strategies to manage equity market risk in addition to the derivative and reinsurance strategy described above that economically hedges the fair value of the U.S. GMWB rider. Notably, the Company purchases one and two year S&P 500 Index put option contracts to economically hedge certain other liabilities that could increase if the equity markets decline. As of September 30, 2006 and December 31, 2005, the notional value related to this strategy was $1.2 billion and $1.1 billion, respectively, while the fair value related to this strategy was $3 and $14, respectively. Because this strategy is intended to partially hedge certain equity-market sensitive liabilities calculated under statutory accounting (see “Capital Resources and Liquidity”), changes in the value of the put options may not be closely aligned to changes in liabilities determined in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”), causing volatility in GAAP net income.
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
CAPITAL RESOURCES AND LIQUIDITY
Debt
Consumer Notes
Institutional Solutions Group began issuing Consumer Notes through its Retail Investor Notes Program in September 2006. A Consumer Note is an investment product distributed through broker-dealers directly to retail investors as medium-term, publicly traded fixed or floating rate, or a combination of fixed and floating rate, notes. In addition, discount notes, amortizing notes and indexed notes may also be offered and issued. Consumer Notes are part of the Company’s spread-based business and proceeds are used to purchase investment products, primarily fixed rate bonds. Proceeds are not used for general operating purposes. Consumer Notes are offered weekly with maturities up to 30 years and varying interest rates and may include a call provision. Certain Consumer Notes may be redeemed by the holder in the event of death. Redemptions are subject to certain limitations, including calendar year aggregate and individual limits equal to the greater of $1 or 1% of the aggregate principal amount of the notes and $250 thousand per individual, respectively. Derivative instruments will be utilized to hedge the Company’s exposure to interest rate risk in accordance with Company policy.
As of September 30, 2006, $41 of Consumer Notes had been issued. These notes have interest rates ranging from 5% to 6% for fixed notes and consumer price index plus 2.05% to 2.20% for variable notes. The aggregate maturities of Consumer Notes are as follows: 2009 $3 and $38 for 2011 and thereafter. The Consumer Notes are reported in other liabilities. For the three and nine months ended September 30, 2006 interest credited to holders of Consumer Notes was immaterial and is included in benefits, claims and claim adjustment expenses.
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
The following table summarizes the Company’s and HLAI’s significant financial ratings from the major independent rating organizations as of October 24, 2006,

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
The agencies consider many factors in determining the final rating of an insurance company. One consideration is the relative level of statutory surplus necessary to support the business written. Statutory surplus represents the capital of the insurance company reported in accordance with accounting practices prescribed by the applicable state insurance department. U.S. statutory capital and surplus as of September 30, 2006 and December 31, 2005 was $3.2 billion and $3.0 billion, respectively.
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
On May 17, 2006, the President signed into law the Tax Increase Prevention and Reconciliation Act of 2005, which is not expected to be material to the Company. In addition, other tax proposals and regulatory initiatives which have been or are being considered by Congress could have a material effect on the insurance business. These proposals and initiatives include changes pertaining to the tax treatment of insurance companies and life insurance products and annuities, repeal or reform of the estate tax and comprehensive federal tax reform. The nature and timing of any Congressional action with respect to these efforts is unclear.
On August 17, 2006, the President signed into law the Pension Protection Act of 2006, which, among other items, addressed age discrimination in defined benefit pension plans and revised pension plan funding requirements. The Act is not expected to materially affect The Hartford’s retirement plans.

ACCOUNTING STANDARDS
For a discussion of accounting standards, see Note 2 of Notes to Consolidated Financial Statements included in the Company’s 2005 Form 10-K and Note 1 of Notes to Condensed Consolidated Financial Statements..
Item 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of September 30, 2006.
Changes in internal control over financial reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Two securities class actions, now consolidated, have been filed in the United States District Court for the District of Connecticut alleging claims against The Hartford and certain of its executive officers under Section 10(b) of the Securities Exchange Act and SEC Rule 10b-5. The consolidated amended complaint alleges on behalf of a putative class of shareholders that The Hartford and the four named individual defendants, as control persons of The Hartford, failed to disclose to the investing public that The Hartford’s business and growth was predicated on the unlawful activity alleged in the NYAG Complaint. The class period alleged is August 6, 2003 through October 13, 2004, the day before the NYAG Complaint was filed. The complaint seeks damages and attorneys’ fees. Defendants filed a motion to dismiss in June 2005, and, on July 13, 2006, the district court granted the motion. The plaintiffs have noticed an appeal of the dismissal.
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
The Hartford is also a defendant in a multidistrict litigation in federal district court in New Jersey. There are two consolidated amended complaints filed in the multidistrict litigation, one related to alleged conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. Various Hartford Life subsidiaries are named in the group benefits complaint. The actions assert, on behalf of a class of persons who purchased insurance through the broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group benefits complaint, claims under ERISA arising from conduct similar to that alleged in the NYAG Complaint. The class period alleged is 1994 through the date of class certification, which has not yet occurred. The complaints seek treble damages, injunctive and declaratory relief, and attorneys’ fees. On October 3, 2006, the court denied in part the defendants’ motions to dismiss the two consolidated amended complaints but found the complaints deficient in other respects and ordered the plaintiffs to file supplemental pleadings. The plaintiffs’ motions for class certification are pending. In addition, Hartford Life subsidiaries were joined as defendants in an action by the California Commissioner of Insurance alleging similar conduct by various insurers in connection with the sale of group benefits products. The Commissioner’s action asserts claims under California insurance law and seeks injunctive relief only. The Hartford disputes the allegations in all of these actions and intends to defend the actions vigorously.
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
The occurrence of one or more terrorist attacks in the geographic areas we serve could result in substantially higher claims under our insurance policies than we have anticipated. Private sector catastrophe reinsurance is extremely limited and generally unavailable for terrorism losses caused by attacks with nuclear, biological, chemical or radiological weapons. Reinsurance coverage from the federal government under the Terrorism Risk Insurance Act of 2002, as extended through 2007, is also limited. Accordingly, the effects of a terrorist attack in the geographic areas we serve may result in claims and related losses for which we do not have adequate reinsurance. This would likely cause us to increase our reserves, adversely affect our earnings during the period or periods affected and, if significant enough, could adversely affect our liquidity and financial condition. Further, the continued threat of terrorism and the occurrence of terrorist attacks, as well as heightened security measures and military action in response to these threats and attacks, may cause significant volatility in global financial markets, disruptions to commerce and reduced economic activity. These consequences could have an adverse effect on the value of the assets in our investment portfolio as well as those in our separate accounts. The continued threat of terrorism also could result in increased reinsurance prices and potentially cause us to retain more risk than we otherwise would retain if we were able to obtain reinsurance at lower prices. Terrorist attacks also could disrupt our operations centers in the U.S. or abroad. As a result, it is possible that any, or a combination of all, of these factors may have a material adverse effect on our business, consolidated operating results, financial condition and liquidity.
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
The Hartford has received multiple regulatory inquiries regarding our compensation arrangements with brokers and other producers. For example, in June 2004, The Hartford received a subpoena from the New York Attorney General’s Office in connection with its inquiry into compensation arrangements between brokers and carriers. In mid-September 2004 and subsequently, The Hartford has received additional subpoenas from the New York Attorney General’s Office, which relate more specifically to possible anti-

competitive activity among brokers and insurers. On October 14, 2004, the New York Attorney General’s Office filed a civil complaint against Marsh & McLennan Companies, Inc., and Marsh, Inc. (collectively, “Marsh”). The complaint alleges, among other things, that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them. The Hartford was not joined as a defendant in the action, which has since settled.
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
We pay brokers and independent agents commissions and other forms of incentive compensation in connection with the sale of many of our insurance products. Since the New York Attorney General’s Office filed a civil complaint against Marsh on October 14, 2004, several of the largest national insurance brokers, including Marsh, Aon Corporation and Willis Group Holdings Limited, have announced that they have discontinued the use of contingent compensation arrangements. Other industry participants may make similar, or different, determinations in the future. In addition, legal, legislative, regulatory, business or other developments may require changes to industry practices relating to incentive compensation. Pursuant to settlement agreements reached with regulators, several insurance companies have agreed to restrictions on the payment of contingent compensation relating to the placement of excess casualty insurance policies. These insurers have agreed that the restrictions may be extended in time, and to other property and casualty lines, if insurers in a given line or segment, that together represent more than 65% of the market share in the insurance line (based upon national gross written premiums) do not pay contingent compensation. These insurers have also agreed to support legislation and regulations to abolish contingent compensation and to require greater disclosure of compensation. At this time, it is not possible to predict the effect of these announced or potential changes on our business or distribution strategies, but such changes could have a material adverse effect on us in the future.
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
We may experience unfavorable judicial or legislative developments that would adversely affect our business, results of operations, financial condition or liquidity.
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
Our liquidity could be constrained by a catastrophe, or multiple catastrophes, which result in extraordinary losses or a downgrade of our debt or financial strength ratings. In addition, in part because accounting rules do not permit insurers to reserve for such catastrophic events until they occur, claims from catastrophic events could have a material adverse effect on our financial condition, consolidated results of operations or cash flows in a particular quarterly or annual period.
Potential changes in Federal or State tax laws could adversely affect our business, consolidated operating results or financial condition.
Many of the products that the Company sells currently benefit from one or more forms of tax-favored status under current federal and state income tax regimes. For example, the Company sells life insurance policies which benefit from the deferral or elimination of taxation on earnings accrued under the policy, as well as permanent exclusion of certain death benefits that may be paid to policyholders’ beneficiaries. We also sell annuity contracts which allow the policyholders to defer the recognition of taxable income earned within the contract. Other products that the Company sells also enjoy similar, as well as other, types of tax advantages. The Company also benefits from certain tax benefits, including but not limited to, tax-exempt bond interest, dividends-received deductions, tax credits (such as foreign tax credits), and insurance reserve deductions.
There is risk that federal and/or state tax legislation could be enacted that would lessen or eliminate some or all of the tax advantages currently benefits the Company or its policyholders. This could occur in the context of deficit reduction or several types of fundamental tax reform. The effects of any such changes could result in materially lower product sales, lapses of policies currently held, and/or materially higher corporate taxes that would be incurred by the Company.
Item 6. EXHIBITS
See Exhibits Index on page 54.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARTFORD LIFE INSURANCE COMPANY
/s/ Ernest M. McNeill Jr.
Ernest M. McNeill Jr.
Senior Vice President and Chief Accounting Officer

October 26, 2006

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
FORM 10-Q
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
EXHIBITS INDEX
Exhibit #

4.01	Indenture, dated as of September 8, 2006, by and between Hartford Life Insurance Company and JPMorgan Chase Bank,
N. A., as Indenture Trustee (incorporated herein by reference to Exhibit 4.1 of the Company’s registration statement on
Form S-3ASR filed September 8, 2006).

12.01	Computation of Ratio of Earnings to Fixed Charges

15.01	Deloitte & Touche LLP Letter of Awareness

31.01	Certification of Thomas M. Marra pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Glenn D. Lammey pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Thomas M. Marra pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Glenn D. Lammey pursuant to Section 906 of the Sarbanes-Oxley Act of 2002