Form 10-K
period 2006-12-31
HARTFORD LIFE INSURANCE CO
filed 2007-02-23
CIK 45947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of June 30, 2006 was $0, because all of the outstanding shares of Common Stock were owned by Hartford Life and Accident Insurance Company, a direct wholly owned subsidiary of Hartford Life, Inc.

As of February 23, 2007, there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant.

The registrant meets the conditions set forth in General Instruction (I) (1) (a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

* Item prepared in accordance with General Instruction I (2) of Form 10-K

** Item omitted in accordance with General Instruction I (2) of Form 10-K
EX-12.01: COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
EX-23.01: CONSENT OF DELOITTE & TOUCHE, LLP
EX-31.01: CERTIFICATION
EX-31.02: CERTIFICATION
EX-32.01: CERTIFICATION
EX-32.02: CERTIFICATION

PART I

Item 1.	BUSINESS
(Dollar Amounts In Millions, Unless Otherwise Stated)

General

Hartford Life Insurance Company and its subsidiaries (“Hartford Life Insurance Company”, “Life” or the “Company”), is a direct subsidiary of Hartford Life and Accident Insurance Company (“HLA”), a wholly owned subsidiary of Hartford Life, Inc. (“Hartford Life”). Hartford Life is an indirect subsidiary of The Hartford Financial Services Group, Inc. (“The Hartford”). Hartford Life Insurance Company provides (i) retail and institutional investment products, including variable annuities, fixed market value adjusted (“MVA”) annuities, private placement life insurance, which includes life insurance products purchased by a company on the lives of its employees, and retirement plan services for the savings and retirement needs of over 5.0 million customers, (ii) life insurance for wealth protection, accumulation and transfer needs for approximately 727,000 customers, (iii) group benefits products such as group life and group disability insurance for the benefit of millions of individuals, and (iv) assumes fixed annuity products and guaranteed minimum income benefits (“GMIB”) from Hartford Life’s international operations. Life is one of the largest sellers of individual variable annuities, variable universal life insurance and group life and disability insurance in the United States. Life’s strong position in each of its core businesses provides an opportunity to increase the sale of Life’s products and services as individuals increasingly save and plan for retirement, protect themselves and their families against the financial uncertainties associated with disability or death and engage in estate planning. (For additional information, see the Capital Resources and Liquidity section of the Management’s Discussion and Analysis (“MD&A”) section).

In the past year, Life’s total assets increased 16% to $241.2 billion at December 31, 2006 from $207.6 billion at December 31, 2005. Life generated revenues of $6.1 billion, $5.9 billion and $5.7 billion in 2006, 2005 and 2004, respectively. Additionally, Life generated net income of $731, $909 and $965 in 2006, 2005 and 2004, respectively.

Reporting Segments

Life is organized into four reportable operating segments: Retail Products Group (“Retail”), Retirement Plans, Institutional Solutions Group (“Institutional”), and Individual Life.

Retail offers individual variable and fixed market value adjusted (“MVA”) annuities.

Retirement Plans provides products and services to corporations pursuant to Section 401(k) and products and services to municipalities and not-for-profit organizations under Section 457 and 403(b) of the IRS code.

Institutional primarily offers institutional liability products, including stable value products, structured settlements and institutional annuities (primarily terminal funding cases), as well as variable Private Placement Life Insurance (“PPLI”) owned by corporations and high net worth individuals. Within stable value, Institutional has an investor note program that offers both institutional and retail investor notes. Institutional and Retail notes are sold as funding agreement backed notes through trusts and may also be issued directly from the company to investors. Furthermore, Institutional offers additional individual products including structured settlements, single premium immediate annuities and longevity assurance.

Individual Life sells a variety of life insurance products, including variable universal life, universal life, interest sensitive whole life and term life.

Life includes in an Other category its leveraged PPLI product line of business; corporate items not directly allocated to any of its reportable operating segments; net realized capital gains and losses on fixed maturity sales generated from movements in interest rates, less amortization of those gains or losses back to the reportable segments; net realized capital gains and losses generated from credit related events, less a credit risk fee charged to the reportable segments; net realized capital gains and losses from non-qualifying derivative strategies (including embedded derivatives) and interest rate risk generated from sales of the assumed yen based fixed annuity from Hartford Life’s international operations, other than the net periodic coupon settlements on credit derivatives, which are allocated to the reportable segments; intersegment eliminations and GMIB reinsurance assumed from Hartford

Life Insurance KK, a related party and subsidiary of Hartford Life, as well as certain group benefit products, including group life and group disability insurance that is directly written by the Company and for which nearly half is ceded to its parent, HLA.

Customer Service, Technology and Economies of Scale

Life maintains advantageous economies of scale and operating efficiencies due to its growth, attention to expense and claims management and commitment to customer service and technology. These advantages allow Life to competitively price its products for its distribution network and policyholders. In addition, Life utilizes technology to enhance communications within Life and throughout its distribution network in order to improve Life’s efficiency in marketing, selling and servicing its products and, as a result, provides high-quality customer service. In recognition of excellence in customer service for individual annuities, Life was awarded the 2006 Annuity Service Award by DALBAR Inc., a recognized independent financial services research organization, for the tenth consecutive year. Life is the only company to receive this prestigious award in every year of the award’s existence. Also, in 2006 Life earned its third DALBAR Award for Retirement Plan Service which recognizes Hartford Life Insurance Company as the No. 1 service provider of retirement plans in the industry. Continuing the trend of service excellence, Life’s Individual Life segment won its sixth consecutive DALBAR award for service of life insurance customers. Additionally, Life’s Individual Life segment also won its fifth consecutive DALBAR Financial Intermediary Service Award in 2006.

Risk Management

Life’s product designs, prudent underwriting standards and risk management techniques are structured to protect it against disintermediation risk, greater than expected mortality and morbidity experience, foreign currency risk and risks associated with certain product features, specifically the guaranteed minimum death benefit (“GMDB”) and guaranteed minimum withdrawal benefit (“GMWB”) offered with variable annuity products and the guaranteed minimum income benefit (“GMIB”) assumed from a related party. As of December 31, 2006, Life had limited exposure to disintermediation risk on approximately 98% of its domestic life insurance and annuity liabilities through the use of separate accounts, MVA features, policy loans, surrender charges and non-surrenderability provisions. Life effectively utilizes prudent underwriting to select and price insurance risks and regularly monitors mortality and morbidity assumptions to determine if experience remains consistent with these assumptions and to ensure that its product pricing remains appropriate. Life also enforces disciplined claims management to protect itself against greater than expected morbidity experience. Life uses reinsurance structures and has modified benefit features to mitigate the mortality exposure associated with GMDB. Life also uses reinsurance and derivative instruments to attempt to minimize equity risk volatility associated with the GMWB liability.

Retail

The Retail segment focuses, through the sale of individual variable and fixed annuities and other investment products, on the savings and retirement needs of the growing number of individuals who are preparing for retirement or who have already retired. The segment’s assets under management grew to $124.3 billion at December 31, 2006 from $115.5 billion at December 31, 2005 and from $111.0 billion at December 31, 2004. Retail generated revenues of $2.7 billion, $2.6 billion and $2.5 billion in 2006, 2005 and 2004, respectively, of which individual annuities accounted for $2.7 billion, $2.5 billion and $2.4 billion for 2006, 2005 and 2004, respectively. Net income in Retail was $488, $520 and $373 in 2006, 2005 and 2004, respectively.

Life sells both variable and fixed individual annuity products through a wide distribution network of national and regional broker-dealer organizations, banks and other financial institutions and independent financial advisors. Life is a market leader in the annuity industry with deposits of $13.1 billion, $11.5 billion and $15.7 billion in 2006, 2005 and 2004, respectively. Life was among the largest sellers of individual retail variable annuities in the United States with deposits of $12.1 billion, $11.2 billion and $15.0 billion in 2006, 2005 and 2004, respectively. In addition, Life continues to be the largest seller of individual retail variable annuities through banks in the United States.

Life’s total account value related to individual annuity products was $124.3 billion as of December 31, 2006. Of this total account value, $114.4 billion, or 92%, related to individual variable annuity products and $9.9 billion, or 8%, related primarily to fixed MVA annuity products. As of December 31, 2005, Life’s total account value related to individual annuity products was $115.5 billion. Of this total account value, $105.3 billion, or 91%, related to individual variable annuity products and $10.2 billion, or 9%, related primarily to fixed MVA annuity products. As of December 31, 2004, Life’s total account value related to individual annuity products was $111.0 billion. Of this total account value, $99.6 billion, or 90%, related to individual variable annuity products and $11.4 billion, or 10%, related primarily to fixed MVA annuity products.

Principal Products

Individual Variable Annuities — Life earns fees, based on policyholders’ account values, for managing variable annuity assets, providing various death benefits and principal guarantees, and maintaining policyholder accounts. Life uses specified portions of the periodic deposits paid by a customer to purchase units in one or more mutual funds as directed by the customer, who then assumes the investment performance risks and rewards. As a result, variable annuities permit policyholders to choose aggressive or conservative investment strategies, as they deem appropriate, without affecting the composition and quality of assets in Life’s general account. These products offer the policyholder a variety of equity and fixed income options, as well as the ability to earn a guaranteed rate of interest in the general account of Life. Life offers an enhanced guaranteed rate of interest for a specified period of time (no longer than twelve months) if the policyholder elects to dollar-cost average funds from Life’s general account into one or more separate accounts. Principal guarantees include guaranteed minimum death and withdrawal benefits.

The majority of the contracts with the guaranteed death benefit feature are sold by the Retail Products Group segment. Life pays the greater of (1) account value at death, (2) the sum of all premium payments less prior withdrawals; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary. For certain guaranteed death benefits sold with variable annuity contracts beginning in June 2003, the Company pays the greater of (1) the account value at death; or (2) the maximum anniversary value; not to exceed the account value plus the greater of (a) 25% of premium payments, or (b) 25% of the maximum anniversary value of the contract. The GMWB provides the policyholder with a guaranteed remaining balance (“GRB”) if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. However, annual withdrawals that exceed a specific percentage of the premiums paid may reduce the GRB by an amount greater than the withdrawals and may also impact the guaranteed annual withdrawal amount that subsequently applies after the excess annual withdrawals occur. For certain of the withdrawal benefit features, the policyholder also has the option, after a specified time period, to reset the GRB to the then-current account value, if greater. In addition, the Company has introduced features for contracts issued beginning in the fourth quarter of 2005, that allows the policyholder to receive the guaranteed annual withdrawal amount for as long as they are alive. In this new feature, in all cases the contract holder or their beneficiary will receive the GRB and the GRB is reset on an annual basis to the maximum anniversary account value subject to a cap.

Policyholders may make deposits of varying amounts at regular or irregular intervals and the value of these assets fluctuates in accordance with the investment performance of the funds selected by the policyholder. To encourage persistency, many of Life’s individual variable annuities are subject to withdrawal restrictions and surrender charges. Surrender charges range up to 8% of the contract’s deposits less withdrawals, and reduce to zero on a sliding scale, usually within seven years from the deposit date. Individual variable annuity account values of $114.4 billion as of December 31, 2006, have grown from $105.3 billion as of December 31, 2005, primarily due to equity market appreciation. Approximately 95% and 94% of the individual variable annuity account values were held in separate accounts as of December 31, 2006 and 2005, respectively.

The assets underlying Life’s variable annuities are managed both internally and by independent money managers, while Life provides all policy administration services. Life utilizes a select group of money managers all of which are among the nation’s most successful investment managers. Furthermore, each money manager is compensated on sales of Life’s products and enhance the marketability of Life’s annuities and the strength of its product offerings. Hartford Leaders, which is a multi-manager variable annuity that combines the product manufacturing, wholesaling and service capabilities of Life with the investment management expertise of American Funds, Franklin Templeton Group, AIM Investments and MFS Investment Management, is an industry leader in terms of retail sales. In 2005, the Director M variable annuity was introduced to combine the product manufacturing, wholesaling and service capabilities of Life with the investment management expertise of Wellington Management Company, LLP and Hartford Investment Management Company (“HIMCO”), the two money managers for the former Director product, as well as an additional six premier investment firms: AllianceBernstein, Fidelity Investments, Lord Abbett, Oppenheimer Funds, Putnam and Van Kampen.

Fixed MVA Annuities — Fixed MVA annuities are fixed rate annuity contracts which guarantee a specific sum of money to be paid in the future, either as a lump sum or as monthly income. In the event that a policyholder surrenders a policy prior to the end of the guarantee period, the MVA feature increases or decreases the cash surrender value of the annuity in respect of any interest rate decreases or increases, respectively, thereby protecting Life from losses due to higher interest rates at the time of surrender. The amount of the lump sum or monthly income payment will not fluctuate due to adverse changes in other components of Life’s investment return, mortality experience or expenses. Life’s primary fixed MVA annuities have terms varying from one to ten years with an average term to maturity of approximately four years. Account values of fixed MVA annuities were $9.9 billion and $10.2 billion as of December 31, 2006 and December 31, 2005, respectively.

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

Life maintains a distribution network of approximately 1,500 broker-dealers and approximately 500 banks. As of December 31, 2006, Life was selling products through the 25 largest retail banks in the United States. Life periodically negotiates provisions and terms of its relationships with unaffiliated parties, and there can be no assurance that such terms will remain acceptable to Life or such third parties. Life’s primary wholesaler of its individual annuities is PLANCO Financial Services, LLC and its affiliate, PLANCO, LLC (collectively “PLANCO”) which are wholly owned subsidiaries of HLA. PLANCO is one of the nation’s largest wholesalers of individual annuities and has played a significant role in The Hartford’s growth over the past decade. As a wholesaler, PLANCO distributes Life’s fixed and variable annuities and offshore products by providing sales support to registered representatives, financial planners and broker-dealers at brokerage firms and banks across the United States. Owning PLANCO secures an important distribution channel for Hartford Life and gives Hartford Life a wholesale distribution platform which it can expand in terms of both the number of individuals wholesaling its products and the portfolio of products which they wholesale.

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

Retirement Plans

Life is among the top providers of retirement products and services. Products and services offered by Retirement include asset management and plan administration sold to municipalities and not for profits pursuant to Section 457 and 403(b) of the Internal Revenue Code of 1986, as amended (referred to as “Section 457” and “403(b)”, respectively). Life also provides retirement products and services, including asset management and plan administration sold to small- and medium-size corporations pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (referred to as “401(k)”).

Life’s total account values related to retirement plans were $23.6 billion, $19.3 billion and $16.5 billion as of December 31, 2006, 2005 and 2004, respectively. Governmental account values were $11.5 billion, $10.5 billion and $10.0 as of December 31, 2006, 2005 and 2004, respectively. 401(k) products account values were $12.0 billion, $8.8 billion and $6.5 billion as of December 31, 2006, 2005 and 2004, respectively. The Retirement Plans segment generated revenues of $526, $457 and $421 for the years ended December 31, 2006, 2005 and 2004, respectively and net income of $101, $66 and $59 in 2006, 2005 and 2004, respectively.

Principal Products

Governmental — Life sells retirement plan products and services to municipalities under Section 457 plans. Life offers a number of different investment products, including variable annuities and fixed products, to the employees in Section 457 plans. Generally, with the variable products, Life manages the fixed income funds and certain other outside money managers act as advisors to the equity funds offered in Section 457 plans administered by Life. As of December 31, 2006, Life administered over 3,600 plans under Sections 457 and 403(b).

401(k) — Life sells retirement plan products and services to corporations under 401(k) plans targeting the small and medium case markets. Life believes these markets are under-penetrated in comparison to the large case market. The number of 401(k) plans administered as of December 31, 2006 was over 12,700.

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

Competition

Retirement Plans compete with numerous other insurance companies as well as certain banks, securities brokerage firms, independent financial advisors and other financial intermediaries marketing annuities, mutual funds and other retirement-oriented products. Product sales are affected by competitive factors such as investment performance ratings, product design, visibility in the marketplace, financial strength ratings, distribution capabilities, levels of charges and credited rates, reputation and customer service.

Institutional

Life provides structured settlement contracts, institutional annuities, longevity assurance and stable value investment products such as funding agreements and guaranteed investment contracts (“GICs”) through the Institutional Investment Products (“IIP”) business unit. Additionally, Life is a leader in the variable PPLI market, which includes life insurance policies purchased by a company or a trust on the lives of employees, with Life or a trust sponsored by Life named as the beneficiary under the policy.

In 2005, Life introduced two products for the high net worth markets. One is a specialized life insurance contract for ultra-wealthy, high net worth investors, the other is a hedge fund designed to leverage the strengths of The Hartford’s award-winning customer service and distribution capability.

In 2006, Life introduced one new product for the retail market, longevity assurance. Longevity assurance is designed to provide policyholders with the security that they will not outlive their assets in the form of a deferred fixed annuity with life contingencies. Life also changed the legal structure of their retail note platform by directly issuing retail registered notes (“consumer notes”) to investors. In addition to consumer note offerings, Life issued funding agreements to trusts, which, in turn, issues notes to retail and institutional investors.

Life’s total account values related to institutional investment products were $21.9 billion, $17.6 billion and $14.3 billion as of December 31, 2006, 2005 and 2004, respectively. Variable PPLI products account values were $26.1 billion, $23.8 billion and $22.5 billion as of December 31, 2006, 2005 and 2004, respectively. The Institutional segment generated revenues of $1.7 billion, $1.4 billion and $1.3 billion for the years ended December 31, 2006, 2005 and 2004, respectively and net income of $91, $82 and $55 in 2006, 2005 and 2004, respectively.

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

Stable Value Products — GICs are group annuity contracts issued to sponsors of qualified pension or profit-sharing plans or stable value pooled fund managers. Under these contracts, the client deposits a lump sum with The Hartford for a specified period of time for a guaranteed interest rate. At the end of the specified period, the client receives principal plus interest earned. Funding agreements are investment contracts that perform a similar function for non-qualified assets. The Company issues fixed and variable rate funding agreements to Hartford Life Global Funding trusts that, in turn, issue registered notes to institutional and retail investors. During 2006, the Company began issuing consumer notes directly to retail investors.

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

Longevity Assurance — Longevity assurance is a fixed deferred-payout annuity that provides life contingent benefits to individuals with the purpose of providing individuals with protection from the risk of outliving retirement income.

Single Premium Immediate Annuities — Single premium immediate annuities (“SPIA”) are individual contracts that provide a fixed immediate payout annuity. Contracts pay either life contingent or period certain benefits, which is at the discretion of the contract holder.

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

The Institutional segment also distributes consumer notes through a purchasing agent and its corresponding selling group of broker-dealers and securities firms.

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

For institutional product lines offering fixed annuity products (i.e., institutional annuities, structured settlements, SPIA’s, longevity assurance and stable value), financial strength, stability and credit ratings are key buying factors. As a result, the competitors in those marketplaces tend to be other large, long-established insurance companies.

For PPVLI, competition in the large case market comes from other insurance carriers and from specialized agents with expertise in the benefit funding marketplace. For high net worth programs, the competition is often from other investment banking firms allied with other insurance carriers.

Individual Life

The Individual Life segment provides life insurance strategies to a wide array of business intermediaries and partners to solve the wealth protection, accumulation and transfer needs of its affluent, emerging affluent and business life insurance clients. As of December 31, 2006, life insurance in force increased 9% to $160.0 billion, from $146.2 billion and $134.8 billion as of December 31, 2005 and 2004, respectively. Account values increased 11% to $10.9 billion as of December 31, 2006 from $9.8 billion and $9.0 billion as of December 31, 2005 and 2004, respectively. Revenues were $1.1 billion, $991 and $966 for the years ended December 31, 2006, 2005 and 2004, respectively. Net income in Individual Life was $158, $149 and $143 for the years ended December 31, 2006, 2005 and 2004, respectively.

Principal Products

Life holds a significant market share in the variable universal life product market and is a leading seller of variable universal life insurance according to the Tillinghast VALUE Survey as of September 30, 2006. Sales in the Individual Life segment were $284, $250 and $233 for the years ended December 31, 2006, 2005 and 2004, respectively.

Variable Universal Life — Variable universal life provides life insurance with an investment return linked to underlying investment results as policyholders are allowed to invest premium dollars among a variety of underlying mutual funds. As the return on the investment portfolios increase or decrease, the surrender value of the variable universal life policy will increase or decrease, and, under certain policyholder options or market conditions, the death benefit may also increase or decrease. Life’s second-to-die products are distinguished from other products in that two lives are insured rather than one, and the policy proceeds are paid upon the deaths of both insureds. Second-

to-die policies are frequently used in estate planning for a married couple as the policy proceeds are paid out at the time an estate tax liability is incurred. Variable universal life account values were $6.6 billion, $5.9 billion and $5.4 billion as of December 31, 2006, 2005 and 2004, respectively.

Universal Life and Interest Sensitive Whole Life — Universal life and interest sensitive whole life insurance coverages provide life insurance with adjustable rates of return based on current interest rates and on the returns of the underlying investment portfolios. Universal life provides policyholders with flexibility in the timing and amount of premium payments and the amount of the death benefit, provided there are sufficient policy funds to cover all policy charges for the coming period, unless guaranteed no-lapse coverage is in effect. At December 31, 2006 and 2005, guaranteed no-lapse universal life represented approximately 6% and 4% of life insurance in-force, respectively. Life also sells second-to-die universal life insurance policies.

Marketing and Distribution

Consistent with Life’s strategy to access multiple distribution outlets, the Individual Life distribution organization has been developed to penetrate multiple retail sales channels. Life sells both variable and fixed individual life products through a wide distribution network of national and regional broker-dealer organizations, banks and independent financial advisors. Life is a market leader in selling individual life insurance through national stockbroker and financial institutions channels. In addition, Life distributes individual life products through independent life and property casualty agents and Woodbury Financial Services, a subsidiary retail broker-dealer. To wholesale Life’s products, Life has a group of highly qualified life insurance professionals with specialized training in sophisticated life insurance sales. These individuals are generally employees of Life who are managed through a regional sales office system.

Competition

The Individual Life segment competes with approximately 1,100 life insurance companies in the United States, as well as other financial intermediaries marketing insurance products. Competitive factors related to this segment are primarily the breadth and quality of life insurance products offered, pricing, relationships with third-party distributors, effectiveness of wholesaling support, pricing and availability of reinsurance, and the quality of underwriting and customer service.

Reserves

Life insurance subsidiaries of Life establish and carry as liabilities, predominantly, three types of reserves: (1) a liability equal to the balance that accrues to the benefit of the policyholder as of the financial statement date, otherwise known as the account value, (2) a liability for unpaid claims, including those that have been incurred but not yet reported, and (3) a liability for future policy benefits, representing the present value of future benefits to be paid to or on behalf of policyholders less the present value of future net premiums. The liabilities for unpaid claims and future policy benefits are calculated based on actuarially recognized methods using morbidity and mortality tables, which are modified to reflect Life’s actual experience when appropriate. Liabilities for unpaid claims include estimates of amounts to fully settle known reported claims as well as claims related to insured events that the Company estimates have been incurred but have not yet been reported. Future policy benefit reserves are computed at amounts that, with additions from estimated net premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet Life’s policy obligations at their maturities or in the event of an insured’s disability or death. Other insurance liabilities include those for unearned premiums and benefits in excess of account value. Reserves for assumed reinsurance are computed in a manner that is comparable to direct insurance reserves.

Ceded Reinsurance

Consistent with industry practice, Life cedes insurance risk to reinsurance companies. Reinsurance does not relieve Life of its primary liability and, as such, failure of reinsurers to honor their obligations could result in losses to Life. Life evaluates the risk transfer of its reinsurance contracts, the financial condition of its reinsurers and monitors concentrations of credit risk. The Company’s monitoring procedures include careful initial selection of its reinsurers, structuring agreements to provide collateral funds where possible, and regularly monitoring the financial condition and ratings of its reinsurers. Reinsurance accounting is followed for ceded transactions when the risk transfer provisions of Statement of Financial Accounting Standard No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts,” (“SFAS 113”) have been met. For further discussion see Note 5 of Notes to Consolidated Financial Statements.

In accordance with normal industry practice, Life is involved in both the cession and assumption of insurance with other insurance and reinsurance companies. As of December 31, 2006 and 2005, the Company’s policy for the largest amount of life insurance retained on any one life by any one of the life operations was approximately, $5.0, which increased from $2.9 as of December 31, 2004. In addition, Life has reinsured the majority of the minimum death benefit guarantees as well as 23% of guaranteed minimum withdrawal benefits offered in connection with its variable annuity contracts. Life also assumes reinsurance from other insurers. For the years ended December 31, 2006, 2005 and 2004, Life did not make any significant changes in the terms under which reinsurance is ceded to other insurers.

Investment Operations

The investment portfolios of the Company are managed by Hartford Investment Management Company (“HIMCO”), a wholly-owned subsidiary of The Hartford. HIMCO manages the portfolios to maximize economic value, while attempting to generate the income necessary to support the Company’s various product obligations, within internally established objectives, guidelines and risk tolerances. The portfolio objectives and guidelines are developed based upon the asset/liability profile, including duration, convexity and other characteristics within specified risk tolerances. The risk tolerances considered include, for example, asset and credit issuer allocation limits, maximum portfolio below investment grade holdings and foreign currency exposure. The Company attempts to minimize adverse impacts to the portfolio and the Company’s results of operations from changes in economic conditions through asset allocation limits, asset/liability duration matching and through the use of derivatives. For further discussion of HIMCO’s portfolio management approach, see the Investments-General section of the MD&A.

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

Employees —

Hartford Life Insurance Company had approximately 4,000 employees as of December 31, 2006.

Item 1A.	RISK FACTORS —

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

The occurrence of one or more terrorist attacks in the geographic areas we serve could result in substantially higher claims under our insurance policies than we have anticipated. Private sector catastrophe reinsurance is extremely limited and generally unavailable for terrorism losses caused by attacks with nuclear, biological, chemical or radiological weapons. Reinsurance coverage from the federal government under the Terrorism Risk Insurance Act of 2002, as extended through 2007, is also limited. Moreover, it is uncertain whether a federal terrorism risk insurance program similar to the Terrorism Risk Insurance Extension Act of 2005 will be enacted to cover events occurring after December 31, 2007. Accordingly, the effects of a terrorist attack in the geographic areas we serve may result in claims and related losses for which we do not have adequate reinsurance. This would likely cause us to increase our reserves, adversely affect our earnings during the period or periods affected and, if significant enough, could adversely affect our liquidity and financial condition. Further, the continued threat of terrorism and the occurrence of terrorist attacks, as well as heightened security measures and military action in response to these threats and attacks, may cause significant volatility in global financial markets, disruptions to commerce and reduced economic activity. These consequences could have an adverse effect on the value of the assets in our investment portfolio as well as those in our separate accounts. The continued threat of terrorism also could result in increased reinsurance prices and potentially cause us to retain more risk than we otherwise would retain if we were able to obtain reinsurance at lower prices. Terrorist attacks also could disrupt our operations centers in the U.S. or abroad. As a result, it is possible that any, or a combination of all, of these factors may have a material adverse effect on our business, consolidated operating results, financial condition and liquidity.

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

We are exposed to significant capital markets risk related to changes in interest rates, equity prices and foreign currency exchange rates. Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates will reduce the net unrealized gain position of our investment portfolio, increase interest expense on our variable rate debt obligations and, if long-term interest rates rise dramatically within a six to twelve month time period, certain of our Life businesses may be exposed to disintermediation risk. Disintermediation risk refers to the risk that our policyholders may surrender their contracts in a rising interest rate environment, requiring us to liquidate assets in an unrealized loss position. Our primary exposure to equity risk relates to the potential for lower earnings associated with certain of our businesses, such as variable annuities, where fee income is earned based upon the fair value of the assets under management. In addition, certain of our products offer guaranteed benefits which increase our potential benefit exposure should equity markets decline. We are also exposed to interest rate and equity risk based upon the discount rate and expected long-term rate of return assumptions associated with our pension and other post-retirement benefit obligations. Sustained declines in long-term interest rates or equity returns likely would have a negative effect on the funded status of these plans. Our primary foreign currency exchange risks are related to net income from foreign operations, non-U.S. dollar denominated investments, investments in foreign subsidiaries, the yen denominated individual fixed annuity product reinsured from Japan, and certain guaranteed benefits associated with the Japan variable annuity reinsured from Japan. These risks relate to the potential decreases in value and income resulting from a strengthening or weakening in foreign exchange rates verses the U.S. dollar. In general, the weakening of foreign currencies versus the U.S. dollar will unfavorably affect net income from foreign operations, the value of non-U.S. dollar denominated investments, investments in foreign subsidiaries and realized gains or losses on the yen denominated individual fixed annuity product. In comparison, a strengthening of the Japanese yen in comparison to the U.S. dollar and other currencies may increase our exposure to the guarantee benefits associated with the Japan variable annuity. If significant, declines in equity prices, changes in U.S. interest rates and the strengthening or weakening of foreign currencies against the U.S. dollar, individually or in tandem, could have a material adverse effect on our consolidated results of operations, financial condition or cash flows.

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

We pay brokers and independent agents commissions and other forms of incentive compensation in connection with the sale of many of our insurance products. Since the New York Attorney General’s Office filed a civil complaint against Marsh on October 14, 2004, several of the largest national insurance brokers, including Marsh, Aon Corporation and Willis Group Holdings Limited, have announced that they have discontinued the use of contingent compensation arrangements. Other industry participants may make similar, or different, determinations in the future. In addition, legal, legislative, regulatory, business or other developments may require changes to industry practices relating to incentive compensation. At this time, it is not possible to predict the effect of these announced or potential future changes on our business or distribution strategies, but such changes could have a material adverse effect on us in the future.

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

Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the amount and profitability of business we conduct. For example, in an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and consumer spending, the demand for financial and insurance products could be adversely affected. Further, given that we offer our products and services in the U.S., Canada and Bermuda, we are exposed to these risks in multiple geographic locations. Our operations are subject to different local political, regulatory, business and financial risks and challenges which may affect the demand for our products and services, the value of our investment portfolio, the required levels of our capital and surplus, and the credit quality of local counterparties. These risks include, for example, political, social or economic instability in countries in which we operate fluctuations in foreign currency exchange rates, credit risks of our local borrowers and counterparties, lack of local business experience in certain markets, and, in certain cases, risks associated with the potential incompatibility with partners. Our expansion in these new markets requires us to respond to rapid changes in market conditions in these areas. Accordingly, our overall success depends, in part, upon our ability to succeed despite differing and dynamic economic, social and political conditions. We may not succeed in developing and implementing policies and strategies that are effective in each location where we do business and we cannot guarantee that the inability to successfully address the risks related to economic conditions in all of the geographic locations where we conduct business will not have a material adverse effect on our business, results of operations or financial condition.

If we experience difficulties arising from outsourcing relationships, our ability to conduct business may be compromised.

We outsource certain technology and business functions to third parties and expect to do so selectively in the future. If we do not effectively develop and implement our outsourcing strategy, third party providers do not perform as anticipated, or we experience problems with a transition, we may experience operational difficulties, increased costs and a loss of business that may have a material adverse effect on our consolidated results of operations in a particular quarterly or annual period or periods.

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

There is risk that federal and/or state tax legislation could be enacted that would lessen or eliminate some or all of the tax advantages currently benefiting the Company or its policyholders. This could occur in the context of deficit reduction or several types of fundamental tax reform. The effects of any such changes could result in materially lower product sales, lapses of policies currently held, and/or materially higher corporate taxes that would be incurred by the Company.

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

The Company is involved in various legal actions arising in the ordinary course of business, some of which assert claims for substantial amounts. These actions include, among others, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, improper sales practices in connection with the sale of life insurance and other investment products; and improper fee arrangements in connection with mutual funds. The Hartford also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to the consolidated financial condition of the Company. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated results of operations or cash flows in particular quarterly or annual periods.

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

The Hartford is also a defendant in a multidistrict litigation in federal district court in New Jersey. There are two consolidated amended complaints filed in the multidistrict litigation, one related to alleged conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. The Hartford and various of its subsidiaries are named in both complaints. The actions assert, on behalf of a class of persons who purchased insurance through the broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group benefits complaint, claims under ERISA arising from conduct similar to that alleged in the NYAG Complaint. The class period alleged is 1994 through the date of class certification, which has not yet occurred. The complaints seek treble damages, injunctive and declaratory relief, and attorneys’ fees. The Hartford also has been named in two similar actions filed in state courts, which the defendants have removed to federal court. Those actions currently are transferred to the court presiding over the multidistrict litigation. The Hartford disputes the allegations in all of these actions and intends to defend the actions vigorously. In addition, The Hartford was joined as a defendant in an action by the California Commissioner of Insurance alleging similar conduct by various insurers in connection with the sale of group benefits products. The Commissioner’s action asserted claims under California insurance law and sought injunctive relief only. The Hartford has settled the Commissioner’s action.

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

All of the Company’s outstanding shares are ultimately owned by Hartford Life and Accident Insurance Company, which is ultimately a subsidiary of The Hartford. As of February 23, 2007, the Company had issued and outstanding 1,000 shares of Common Stock, $5,690 par value per share. There is no established public trading market for the Company’s Common Stock.

For a discussion regarding the Company’s payment of dividends, and the restrictions related thereto, see the Capital Resources and Liquidity section of the MD&A under “Dividends”.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollar amounts in millions, unless otherwise stated)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Hartford Life Insurance Company and its subsidiaries (“Hartford Life Insurance Company”, “Life” or the “Company”) as of December 31, 2006, compared with December 31, 2005, and its results of operations for each of the three years in the period ended December 31, 2006. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes beginning on page F-1. Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

Certain of the statements contained herein are forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company’s control and have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in Part II, Item 1A, Risk Factors. These factors include: the possible occurrence of terrorist attacks; the response of reinsurance companies under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect the Company against losses; changes in the stock markets, interest rates or other financial markets, including the potential effect on the Company’s statutory capital levels; the inability to effectively mitigate the impact of equity market volatility on the Company’s financial position and results of operations arising from obligations under annuity product guarantees; the Company’s potential exposure arising out of regulatory proceedings or private claims relating to incentive compensation or payments made to brokers or other producers and alleged anti-competitive conduct; the uncertain effect on the Company of regulatory and market-driven changes in practices relating to the payment of incentive compensation to brokers and other producers, including changes that have been announced and those which may occur in the future; the incidence and severity of catastrophes, both natural and man-made; stronger than anticipated competitive activity; unfavorable judicial or legislative developments; the potential effect of domestic and foreign regulatory developments, including those which could increase the Company’s business costs and required capital levels; the possibility of general economic and business conditions that are less favorable than anticipated; the Company’s ability to distribute its products through distribution channels, both current and future; a downgrade in the Company’s financial strength or credit ratings; the ability of the Company’s subsidiaries to pay dividends to the Company; the ability to recover the Company’s systems and information in the event of a disaster or other unanticipated event; potential for difficulties arising from outsourcing relationships; potential changes in Federal or State tax laws; and other factors described in such forward-looking statements.

OVERVIEW

The Company has four reportable operating segments: Retail Products Group (“Retail”), Retirement Plans, Institutional Solutions Group (“Institutional”) and Individual Life. The Company provides retail and institutional investment products such as variable and fixed annuities, private placement life insurance (“PPLI”), and retirement plan services; and individual life insurance products including variable universal life, universal life, interest sensitive whole life and term life.

Life includes in an Other category its leveraged PPLI product line of business; corporate items not directly allocated to any of its reportable operating segments; net realized capital gains and losses on fixed maturity sales generated from movements in interest rates, less amortization of those gains or losses back to the reportable segments; net realized capital gains and losses generated from credit related events, less a credit risk fee charged to the reportable segments; net realized capital gains and losses from non-qualifying derivative strategies (including embedded derivatives) and interest rate risk generated from sales of the assumed yen based fixed annuity from Hartford Life, other than the net periodic coupon settlements on credit derivatives, which are allocated to the reportable segments; intersegment eliminations and GMIB reinsurance assumed from Hartford Life Insurance KK, a related party and subsidiary of Hartford Life, as well as certain group benefit products, including group life and group disability insurance that is directly written by the Company and for which nearly half is ceded to its parent, HLA.

The Company derives its revenues principally from: (a) fee income, including asset management fees, on separate account assets and mortality and expense fees, as well as cost of insurance charges; (b) net investment income on general account assets; (c) fully insured premiums; and (d) certain other fees. Asset management fees and mortality and expense fees are primarily generated from separate account assets, which are deposited with the Company through the sale of variable annuity and variable universal life products. Cost of insurance charges are assessed on the net amount at risk for investment-oriented life insurance products.

The Company’s expenses essentially consist of interest credited to policyholders on general account liabilities, insurance benefits provided, amortization of deferred policy acquisition costs, expenses related to the selling and servicing the various products offered by the Company, dividends to policyholders, and other general business expenses.

The Company’s profitability in its variable annuity and to a lesser extent, variable universal life businesses depends largely on the amount of the contract holder account value or assets under management on which it earns fees and the level of fees charged. Changes in account value or assets under management are driven by two main factors: net flows, which measure the success of the Company’s asset gathering and retention efforts, and the market return of the funds, which is heavily influenced by the return realized in the equity markets. Net flows are comprised of new sales and other deposits less surrenders, death benefits, policy charges and annuitizations of investment type contracts, such as: variable annuity contracts. The Company uses the average daily value of the Standard & Poor’s 500 Index (“S&P 500”) as an indicator for evaluating market returns of the underlying account portfolios in the United States. Relative profitability of variable products is highly correlated to the growth in account values or assets under management since these products generally earn fee income on a daily basis. An immediate significant downturn in the financial markets could result in a charge against deferred policy acquisition costs. See the Critical Accounting estimates section of the MD&A for further information on DAC unlocks.

The profitability of the Company’s fixed annuities and other “spread — based” products depends largely on its ability to earn target spreads between earned investment rates on its general account assets and interest credited to policyholders. Profitability is also influenced by operating expense management including the benefits of economies of scale in the administration of its United States variable annuity businesses in particular. In addition, the size and persistency of gross profits from these businesses is an important driver of earnings as it affects the rate of amortization of the deferred policy acquisition costs.

The Company’s profitability in its individual life insurance business depends largely on the size of its in force block, the adequacy of product pricing and underwriting discipline, actual mortality experience, and the efficiency of its claims and expense management.

Outlook

To a large extent, the future profitability of Life will depend on Life’s ability to increase assets under management across all businesses and maintain its investment spread on general account products. Management believes the market for retirement products continues to expand as individuals increasingly save and plan for retirement. Demographic trends suggest that as the “baby boom” generation matures, a significant portion of the United States population will allocate a greater percentage of their disposable incomes to saving for their retirement years due to uncertainty surrounding the Social Security system and increases in average life expectancy.

Competition has increased substantially in the variable annuities market with most major variable annuity writers now offering living benefits such as GMWB riders. The competitive environment in this space is intense, and the success of these riders and any new product will ultimately be based on customer acceptance. Future sales will be largely dependent on the Company’s ability to attract new customers and to retain contract holder’s account values in existing or new product offerings as they reach the end of the surrender charge period of their contract. The Company’s strategy in 2007 revolves around introducing new products and continually evaluating the portfolio of products currently offered. As a result, sales may be lower than the level of sales attained in 2006 when considering the competitive environment, the risk of disruption on new sales from product offering changes, customer acceptance of new products and the effect on the distribution related to product offering changes.

Disciplined expense management will continue to be a focus; however, as Life looks to expand its reach in these markets, additional investments in service and technology will occur.

The Institutional Investment Products (“IIP”) markets are highly competitive from a pricing perspective, and a small number of cases often account for a significant portion of sales, therefore the Company may not be able to sustain the level of assets under management growth attained in 2006. The Company’s success depends in part on the level of credited interest rates and the Company’s credit rating.

IIP has launched new products in 2006 to provide solutions that deal specifically with longevity risk, and will continue to introduce products in 2007. Longevity risk is defined as the likelihood of an individual outliving their assets. IIP is also designing innovative solutions to corporation’s defined benefit liabilities. The focus of the PPLI business is variable PPLI products to fund non-qualified benefits or other post employment benefit liabilities. The market served by PPLI is subject to extensive legal and regulatory review that could have an adverse effect on its business.

Individual Life continues to focus on its core distribution model of sales through financial advisors, while also pursuing growth opportunities through other distribution sources such as independent life professionals. Variable universal life sales and account values remain sensitive to equity market levels and returns. Individual Life continues to face uncertainty surrounding estate tax legislation, a high level of competition from other life insurance providers, reduced availability and higher price of reinsurance, and the current regulatory environment related to reserving for universal life products with no-lapse guarantees, which may negatively affect Individual Life’s future earnings.

The Company will adopt Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts”, (“SOP 05-1”) on January 1, 2007. The Company expects the cumulative effect upon adoption of SOP 05-1 to be $10 to $20, after-tax, which will be recorded as a reduction in retained earnings as of January 1, 2007. In addition, the Company expects an after-tax reduction in net income, in 2007, of $0 to $5 assuming the level of internal replacement activity in 2007 is consistent with prior years.

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

	For Years Ended December 31,
Product/Key Indicator Information	2006	2005	2004

Individual Variable Annuities
Account value, beginning of period	$105,314	$99,617	$86,501
Net flows	(3,150)	(881)	5,471
Change in market value and other	12,201	6,578	7,645

Account value, end of period	$114,365	$105,314	$99,617

Retirement Plans
Account value, beginning of period	$19,317	$16,493	$13,571
Net flows	2,545	1,618	1,636
Change in market value and other	1,713	1,206	1,286

Account value, end of period	$23,575	$19,317	$16,493

Individual Life Insurance
Variable universal life account value, end of period	$6,637	$5,902	$5,356
Total life insurance inforce	159,984	146,165	134,769

S&P 500 Index
Year end closing value	1,418	1,248	1,212
Daily average value	1,310	1,208	1,131

Year ended December 31, 2006 compared to the year ended December 31, 2005

•	The increase in U.S. variable annuity account values from December 31, 2005 to December 31, 2006 can be attributed to market growth during 2006. Net flows for the U.S. variable annuity business were negative and have worsened from prior year levels resulting from higher surrenders outpacing increased deposits.

•	The increase in Retirement Plan account values from December 31, 2005 to December 31, 2006 can be attributed to positive net flows over the year and market appreciation.

•	Individual Life’s variable universal life account value increased from December 31, 2005 to December 31, 2006 due primarily to premiums and deposits and market appreciation. Life insurance inforce increased from December 31, 2005 to December 31, 2006 due to business growth.

Year ended December 31, 2005 compared to the year ended December 31, 2004

•	The 2005 increase in variable annuity account values can be attributed to market growth during 2005.

•	Net flows for the variable annuity business decreased from 2004 to 2005. In particular, variable annuity net flows were negatively affected due to lower deposits and higher surrenders due to increased competition.

•	Changes in the market value were based on market conditions and investment management performance in 2005.

Net Investment Income and Interest Credited

Certain investment type contracts such as fixed annuities and other spread-based contracts generate deposits that the Company collects and invests to earn investment income. These investment type contracts use this investment income to credit the contract holder an amount of interest specified in the respective contract; therefore, management evaluates performance of these products based on the spread between net investment income and interest credited. Net investment income and interest credited can be volatile period over period, which can have a significant positive or negative effect on the operating results of each segment. The volatile nature of net investment income is driven primarily by earnings on partnership investments and prepayments on securities. In addition, insurance type contracts such as those sold by Institutional collect and invest premiums for certain life contingent benefits. For these insurance products the investment spread is reflected in net investment income and policyholder benefits.

	For the Years Ended December 31,
Net Investment Income	2006	2005	2004

Retail	$835	$934	$1,013
Retirement Plans	326	311	307
Institutional	987	784	647
Individual Life	292	272	269
Other	288	268	234

Total net investment income	$2,728	$2,569	$2,470

Interest Credited on General Account Assets
Retail	$640	$717	$846
Retirement Plans	208	197	186
Institutional	527	388	299
Individual Life	214	202	192
Other	117	175	135

Total interest credited on general account assets	$1,706	$1,679	$1,658

Year ended December 31, 2006 compared to December 31, 2005

•	Net investment income and interest credited on general account assets in Retail declined for the year ended December 31, 2006 due to a decline in general account assets as a result of surrenders on market value adjusted (“MVA”) fixed annuity products at the end of the guarantee period. Also contributing to the decline in general account assets were transfers within variable annuity products from the general account to separate account funds.

•	Net investment income and interest credited on general account assets in Institutional increased due to an increase in general account assets as a result of sales in the Company’s funding agreement backed Investor Notes program.

•	In addition to interest credited on general account assets, Institutional also had other contract benefits for limited payment contracts of $323 and $270, for the years ended December 31, 2006 and 2005, respectively. These amounts need to be deducted from net investment income to understand the net interest spread on these businesses because these contracts are accounted for as traditional insurance products.

Year ended December 31, 2005 compared to December 31, 2004

•	Net investment income and interest credited on general account assets in Retail declined for the year ended December 31, 2005 due to lower assets under management from surrenders on market value adjusted (“MVA”) fixed annuity products at the end of their guarantee period.

•	Net investment income and interest credited on general account assets in Institutional increased as a result of the Company’s funding agreement backed Investor Notes program partially offset by surrenders in the PPLI business.

•	Net investment income and interest credited on general account assets in Institutional increased as a result of the Company’s funding agreement backed Investor Notes program, partially offset by surrenders in the PPLI business.

•	In addition to interest credited on general account assets, Institutional also had other contract benefits for limited payment contracts of $270 and $263 for the years ended December 31, 2005 and 2004, respectively.

These amounts need to be deducted from net investment income to understand the net interest spread on these businesses because these contracts are accounted for as traditional insurance products.

Expenses

There are three major categories for expenses. The first major category of expenses is benefits and losses. These include the costs of mortality in the individual life business, as well as other contract-holder benefits to policyholders.

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

	For the Years Ended December 31,
Retail	2006		2005		2004

General insurance expense ratio (individual annuity)	17.2	bps	17.9	bps	18.3	bps
DAC amortization ratio (individual annuity)	63.3%		55.4%		58.1%
Insurance expenses, net of deferrals	$497		$433		$391

Individual Life
Death benefits	$223		$214		$211
Insurance expenses, net of deferrals	$171		$157		$153

•	Individual annuity’s asset growth for the year ended December 31, 2006 and 2005 decreased individual annuity’s expense ratio to a level lower than prior years.

•	The ratio of individual annuity DAC amortization increased due to the DAC unlock in 2006. Excluding the DAC unlock, the ratio was 55.3%, slightly lower than 2005.

•	Individual Life death benefits increased 4% for the year ended December 31, 2006 primarily due to a larger insurance inforce. Individual life insurance expenses, net of deferrals increased 9% for the year ended December 31, 2006 consistent with the growth of life insurance inforce.

Profitability

Management evaluates the rates of return various businesses can provide as an input in determining where additional capital should be invested to increase net income and shareholder returns. Specifically, because of the importance of its individual annuity products, the Company uses the return on assets for the individual annuity business for evaluating profitability.

Ratios	2006	2005	2004

Retail
Individual annuity return on assets (“ROA”)	41.0bps	46.0bps	37.7bps

Year ended December 31, 2006 compared to December 31, 2005

•	Individual annuity’s ROA decreased primarily due to the DAC unlock in 2006. Excluding the DAC unlock, ROA was 47.0 bps in 2006. Contributing to the decline was an increase in trail commissions.

Year ended December 31, 2005 compared to December 31, 2004

•	Individual annuity’s ROA increased for the year ended December 31, 2005, compared to the prior year. In particular, variable annuity fees and fixed annuity general account spreads each increased for the year ended December 31, 2005 compared to the prior year. The increase in the ROA can be attributed to the increase in account values and resulting increased fees including GMWB rider fees without a corresponding increase in expenses, while the increase in fixed annuity general account spread resulted from fixed annuity contracts that were repriced upon the contract reaching maturity. Also, contributing to a higher ROA in 2005 is an increase in the separate account dividends received deduction (“DRD”) tax benefit compared to 2004.

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

Deferred Policy Acquisition Costs and Present Value of Future Profits Associated with Variable Annuity and Other Universal Life-Type Contracts

Accounting Policy and Assumptions

Life policy acquisition costs include commissions and certain other expenses that vary with and are primarily associated with acquiring business. Present value of future profits (“PVFP”) is an intangible asset recorded upon applying purchase accounting in an acquisition of a life insurance company. Deferred policy acquisition costs and the present value of future profits intangible asset are amortized in the same way. Both are amortized over the estimated life of the contracts acquired. Within the following discussion, deferred policy acquisition costs and the present value of future profits intangible asset will be referred to as “DAC”. At December 31, 2006 and December 31, 2005, the carrying value of the Company’s Life DAC asset was $7.3 billion and $7.1 billion, respectively. Of those amounts, $4.4 billion and $4.5 billion related to individual variable annuities sold in the U.S., respectively, and $2.1 billion and $1.9 billion related to universal life-type contracts sold by Individual Life, respectively.

The Company amortizes DAC related to investment contracts and universal life-type contracts (including individual variable annuities) using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of estimated gross profits (“EGPs”). EGPs are also used to amortize other assets and liabilities on the Company’s balance sheet, such as sales inducement assets and unearned revenue reserves. Components of EGPs are used to determine reserves for guaranteed minimum death and income benefits. For most contracts, the Company evaluates EGPs over a 20 year horizon as estimated profits emerging subsequent to year 20 are immaterial. The Company uses other measures for amortizing DAC, such as gross costs (net of reinsurance), as a replacement for EGPs when EGPs are expected to be negative for multiple years of the contract’s life. The Company also adjusts the DAC balance, through other comprehensive income, by an amount that represents the amortization of DAC that would have been required as a charge or credit to operations had unrealized gains and losses on investments been realized. Actual gross profits, in a given reporting period, that vary from management’s initial estimates result in increases or decreases in the rate of amortization, commonly referred to as a “true-up”, which are recorded in the current period. The true-up recorded for the years ended December 31, 2006, 2005 and 2004 was an increase to amortization of $45, $27 and $16, respectively.

Each year, the Company develops future EGPs for the products sold during that year. The EGPs for products sold in a particular year are aggregated into cohorts. Future gross profits are projected for the estimated lives of the contracts, and are, to a large extent, a function of future account value projections for individual variable annuity products and to a lesser extent for variable universal life products. The projection of future account values requires the use of certain assumptions. The assumptions considered to be important in the projection of future account value, and hence the EGPs, include separate account fund performance, which is impacted by separate account fund mix, less fees assessed against the contract holder’s account balance, surrender and lapse rates, interest margin, and mortality. The assumptions are developed as part of an annual process and are dependent upon the Company’s current best estimates of future events. The Company’s current aggregate separate account return assumption is approximately 8.0% (after fund fees, but before mortality and expense charges). The overall actual return generated by the separate account is dependent on several factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds as well as equity sector weightings. The Company’s overall U.S. separate account fund performance has been reasonably correlated to the overall performance of the S&P 500 Index (which closed at 1,418 on December 29, 2006), although no assurance can be provided that this correlation will continue in the future.

Estimating future gross profits is a complex process requiring considerable judgment and the forecasting of events well into the future. Estimating future gross profits is important not only for determining the amortization of DAC but also in the accounting and valuation of sales inducement assets, unearned revenue reserves and guaranteed minimum death benefit reserves. The estimation process, the underlying assumptions and the resulting EGPs, are evaluated regularly.

During the fourth quarter of 2006, the Company refined its estimation process for DAC amortization and completed a comprehensive study of assumptions. The Company plans to complete a comprehensive assumption study and refine its estimate of future gross profits in the third quarter of 2007 and at least annually thereafter.

Upon completion of an assumption study, the Company revises its assumptions to reflect its current best estimate, thereby changing its estimate of projected account values and the related EGPs in the DAC, sales inducement and unearned revenue reserve amortization models as well as the guaranteed minimum death benefit reserving models. The cumulative balance of DAC as well as sales inducement assets, unearned revenue reserves and guaranteed minimum death and income benefit reserves are adjusted with an offsetting benefit or charge to income to reflect such changes in the period of the revision, a process known as “unlocking”. An unlock that results in an after-tax benefit generally occurs as a result of actual experience or future expectations being favorable compared to previous estimates of account value growth and EGPs. An unlock that results in an after-tax charge generally occurs as a result of actual experience or future expectations being unfavorable compared to previous estimates of account value growth and EGPs.

In addition when a comprehensive assumption study is completed, revisions to best estimate assumptions used to estimate future gross profits are necessary when the EGPs in the Company’s models fall outside of a reasonable range of EGPs. The Company performs a quantitative process each quarter to determine the reasonable range of EGPs. This process involves the use of internally developed models, which run a large number of stochastically determined scenarios of separate account fund performance. Incorporated in each scenario are assumptions with respect to lapse rates, mortality, and expenses, based on the Company’s most recent assumption study. These scenarios are run for individual variable annuity business in the U.S. and are used to calculate statistically significant ranges of reasonable EGPs. The statistical ranges produced from the stochastic scenarios are compared to the present value of EGPs used in the Company’s models. If EGPs used in the Company’s models fall outside of the statistical ranges of reasonable EGPs, an “unlock” would be necessary. A similar approach is used for variable universal life business.

Unlock and Sensitivity Analysis

As described above, during the fourth quarter of 2006, the Company completed a comprehensive study of assumptions underlying EGPs, resulting in an “unlock”. The study covered all assumptions, including mortality, lapses, expenses and separate account returns, in substantially all product lines. The new best estimate assumptions were applied to the current in-force to project future gross profits. The impact on the Company’s assets and liabilities as a result of the unlock during the fourth quarter was as follows:

			Death and
		Unearned	Income	Sales
Segment	DAC and	Revenue	Benefit	Inducement
After-tax (Charge) Benefit	PVFP	Reserves	Reserves(1)	Assets	Total

Retail Products Group	$(70)	$5	$(10)	$3	$(72)
Retirement Plans	20	—	—	—	20
Individual Life	(46)	30	—	—	(16)
Life — Other	(46)	—	—	—	(46)

Total	$(142)	$35	$(10)	$3	$(114)

(1)	As a result of the unlock, death benefit reserves, in the Retail Products Group, increased $294, offset by an increase of $279 in reinsurance recoverables.

As a result of the unlock in the fourth quarter of 2006, the Company expects total Company DAC amortization to be lower than it would have been in 2007 if the unlock had not occurred. This effect of the lower DAC amortization in 2007 is expected to result in an increase to net income of approximately $10, after-tax, of which approximately $6 relates to Retail Products Group. The impact on amortization in 2007 for other segments is immaterial.

The Company performs sensitivity analyses with respect to the effect certain assumptions have on our DAC balances. Each of the sensitivities illustrated below are estimated individually, without consideration for any correlation among the key assumptions. Therefore, it would be inappropriate to take each of the sensitivity amounts below and add them together in an attempt to estimate volatility for the respective DAC balances in total. The following tables depict the estimated sensitivities for U.S. variable annuities DAC.

U.S. Variable Annuities
(Increasing separate account returns and decreasing lapse rates result in benefits;	Effect on DAC if unlocked
decreasing separate account returns and increasing lapse rates result in charges.)	(after-tax)(1)

If actual separate account returns were 1% above or below our estimated return	$20 - $30
If actual lapse rates were 1% above or below our estimated aggregate lapse rate	$20 - $30(2)
If we changed our future separate account return rate by 1% from our estimated future return	$60 - $70
If we changed our future lapse rate by 1% from our estimated aggregate future lapse rate	$70 - $80(2)

(1)	These sensitivities do not include the estimated impacts on sales inducement assets, unearned revenue reserves and death and income benefit reserves and are not reflective of any future refinements to the Company’s gross profit estimation process. The Company’s DAC models assume that separate account returns are earned linearly and that lapses occur linearly (except for certain dynamic lapse features) throughout the year. Similarly, the sensitivities assume that differential separate account and lapse rates are linear and parallel and persist throughout a full 12 month period. These sensitivities are not perfectly linear nor perfectly symmetrical for increases and decreases and are most accurate for small changes in assumptions. As such, extrapolating results over a wide range will decrease the accuracy of the sensitivities’ predictive ability. Sensitivity results are, in part, based on the current “in-the-moneyness” of various guarantees offered with the products. Future market conditions could significantly change the sensitivity results.

(2)	Sensitivity around lapses assumes lapses increase or decrease consistently across all cohort years and products.

An “unlock” only revises EGPs to reflect current best estimate assumptions. The Company must also test the aggregate recoverability of the DAC asset by comparing the amounts deferred to the present value of total EGPs. In addition, the Company routinely stress tests its DAC asset for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced a significant sell-off, as the majority of policyholders’ funds in the separate accounts is invested in the equity market. As of December 31, 2006, the Company believed U.S. individual separate account assets could fall, through a combination of negative market returns, lapses and mortality, by at least 53%, before portions of its DAC asset would be unrecoverable.

Valuation of Guaranteed Minimum Withdrawal Benefit and Guaranteed Minimum Income Benefit Reinsurance Derivatives

The Company offers certain variable annuity products with a guaranteed minimum withdrawal benefit (“GMWB”) rider. The Company has also assumed, through reinsurance, guaranteed minimum income benefits from HLIKK (“GMIB”). The fair value of the GMWB and GMIB is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. Because of the dynamic and complex nature of these cash flows, best estimate assumptions and stochastic techniques under a variety of market return scenarios are used. Estimating these cash flows involves numerous estimates and subjective judgments including those regarding expected market rates of return, market volatility, correlations of market returns and discount rates. At each valuation date, the Company assumes expected returns based on risk-free rates as represented by the current LIBOR forward curve rates; market volatility assumptions for each underlying index based on a blend of observed market “implied volatility” data and annualized standard deviations of monthly returns using the most recent 20 years of observed market performance; correlations of market returns across underlying indices based on actual observed market returns and relationships over the ten years preceding the valuation date; and current risk-free spot rates as represented by the current LIBOR spot curve to determine the present value of expected future cash flows produced in the stochastic projection process. Changes in capital market assumptions can significantly change the value of the GMWB and GMIB. For example, independent future decreases in equity market returns, future decreases in interest rates and future increases in equity index volatility will all have the effect of decreasing the GMWB or GMIB asset as of December 31, 2006 resulting in a realized loss in net income. Furthermore, changes in policyholder behavior can also significantly change the value of the GMWB and GMIB. For example, independent future increases in fund mix towards equity based funds vs. bond funds, future increases in withdrawals, future increasing mortality, future increasing usage of the step-up feature and decreases in lapses will all have the effect of decreasing the GMWB or GMIB asset as of December 31, 2006 resulting in a realized loss in net income. Independent changes in any one of these assumptions moving in the opposite direction will have the effect of increasing the GMWB or GMIB asset as of December 31, 2006 resulting in a realized gain in net income. As markets change, mature and evolve and actual policyholder behavior emerges, management continually evaluates the appropriateness of its assumptions. In addition, management regularly evaluates the valuation model, incorporating emerging valuation techniques where appropriate, including drawing on the expertise of market participants and valuation experts. Upon adoption of Statement of Financial Accounting Standard No. 157, “Fair Value Measurements”, (SFAS 157) the Company will revise many of the assumptions used to value GMWB and GMIB. See Note 1 of the Notes to Consolidated Financial Statements for a further discussion of SFAS 157.

Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities

The Company’s investments in fixed maturities, which include bonds, redeemable preferred stock and commercial paper; and certain equity securities, which include common and non-redeemable preferred stocks, are classified as “available-for-sale” and accordingly are carried at fair value with the after-tax difference from cost or amortized cost, as adjusted for the effect of deducting the life and pension policyholders’ share of the immediate participation guaranteed contracts; and certain life and annuity deferred policy acquisition costs and reserve adjustments, reflected in stockholders’ equity as a component of accumulated other comprehensive income (“AOCI”).

One of the significant estimates related to available-for-sale securities is the evaluation of investments for other-than-temporary impairments. If a decline in the fair value of an available-for-sale security is judged to be other-than-temporary, a charge is recorded in net realized capital losses equal to the difference between the fair value and cost or amortized cost basis of the security. In addition, for securities expected to be sold, an other-than-temporary impairment charge is recognized if the Company does not expect the fair value of a security to recover to cost or amortized cost prior to the expected date of sale. The fair value of the other-than-temporarily impaired investment becomes its new cost basis. For fixed maturities, the Company amortizes the new cost basis to par or to estimated future value over the remaining life of the security based on future estimated cash flows.

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

Securities not subject to Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continued to Be Held by a Transferor in Securitized Financial Assets” (“non-EITF Issue No. 99-20 securities”) that are in an unrealized loss position, are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. The primary factors considered in evaluating whether a decline in value for non-EITF Issue No. 99-20 securities is other-than-temporary include: (a) the length of time and the extent to which the fair value has been less than cost or amortized cost, (b) the financial condition, credit rating and near-term prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments and (d) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery.

Each quarter, during this analysis, the Company asserts its intent and ability to retain until recovery those securities judged to be temporarily impaired. Once identified, these securities are systematically restricted from trading unless approved by the committee. The committee will only authorize the sale of these securities based on predefined criteria that relate to events that could not have been foreseen. Examples of the criteria include, but are not limited to, the deterioration in the issuer’s creditworthiness, a change in regulatory requirements or a major business combination or major disposition.

For certain securitized financial assets with contractual cash flows including asset-backed securities, (“ABS”), EITF Issue No. 99-20 requires the Company to periodically update its best estimate of cash flows over the life of the security. If the fair value of a securitized financial asset is less than its cost or amortized cost and there has been a decrease in the present value of the estimated cash flows since the last revised estimate, considering both timing and amount, an other-than-temporary impairment charge is recognized. The Company also considers its intent and ability to retain a temporarily depressed security until recovery. Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third party sources along with certain internal assumptions and judgments regarding the future performance of the underlying collateral. In addition, projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral.

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

CONSOLIDATED RESULTS OF OPERATIONS

Operating Summary

	2006	2005	2004

Fee income and other	$3,113	2,811	2,592
Earned premiums	547	449	484
Net investment income	2,728	2,569	2,470
Net realized capital gains (losses)	(299)	75	140

Total revenues	6,089	5,904	5,686
Benefits, claims and claim adjustment expenses	3,205	3,008	3,111
Insurance operating costs and other expenses	875	835	738
Amortization of deferred policy acquisition costs	1,175	945	825

Total benefits, claims and expenses	5,255	4,788	4,674

Income before income taxes and cumulative effect of accounting change	834	1,116	1,012
Income Tax expense	103	207	29

Income before cumulative effect of accounting change	731	909	983
Cumulative effect of accounting change, net of tax(1)	—	—	(18)

Net Income	$731	$909	$965

(1)	For the year ended December 31, 2004, this amount represents the cumulative impact of the Company’s adoption of SOP 03-1.

Year ended December 31, 2006 compared to the year ended December 31, 2005

The change in Life’s net income was due to the following:

•	Fee income and other increases were primarily due to growth in assets under management resulting from market growth and deposits. The increase in net investment income was primarily due to income earned on higher average invested assets base, an increase in interest rates and a change in asset mix (e.g. greater investment in mortgage loans and limited partnerships). The increase in average invested assets base, as compared to the prior year, was primarily due to positive operating cash flows, investment contract sales such as retail and institutional notes, and universal life-type product sales.

•	Net realized capital losses occurred in the year ended December 31, 2006 compared to net realized capital gains in the prior year due primarily to rising interest rates. Components of the increased realized capital losses included increased other than temporary impairments (see the Other than temporary Impairments discussion within the Investment Results for more information on the increase in impairments), increased realized losses on sales of invested assets and net losses related to assumed GMIB primarily driven by liability model refinements and assumption updates relating to in-force demographics, actual experience and revised future expectations.

•	During 2006, the Company achieved favorable settlements in several cases brought against the Company by policyholders regarding their purchase of broad-based leveraged corporate owned life insurance (“leveraged COLI”) policies in the early to mid-1990s. The Company ceased offering this product in 1996. Based on the favorable outcome of these cases, together with the Company’s current assessment of the few remaining leveraged COLI cases, the Company reduced its estimate of the ultimate cost of these cases during 2006. This reserve reduction, recorded in insurance operating costs and other expenses, resulted in an after-tax benefit of $34.

Year ended December 31, 2005 compared to the year ended December 31, 2004

The change in Life’s net income was due to the following:

•	Life recorded an after-tax charge of $14 for the year ended December 31, 2005 to establish reserves for regulatory matters for investigations related to market timing by the SEC and New York Attorney General’s Office, directed brokerage by the SEC, and single premium group annuities by the New York Attorney General’s Office and the Connecticut Attorney General’s Office.

•	For the year ended December 31, 2005, the Company experienced a decrease in realized capital gains primarily as a result of rising interest rates and changes in valuation assumptions associated with GMWB.

Partially offsetting the decreases to earnings discussed above was:

•	Fee income and other increased due to growth in assets under management resulting from sales.

•	Net investment income increased for all Life segments during 2005, driven by a higher asset base and increased partnership income, as compared to the prior year.

•	The effective tax rate was 19% for 2005 as compared to an effective tax rate of 3% for 2004. The 2005 higher effective tax rate was attributed to the absence of a tax benefit of $191 recorded in 2004 to reflect the impact of an IRS audit settlement.

Net Realized Capital Gains and Losses

See “Investment Results” in the Investments section.

Income Taxes

The effective tax rate for 2006, 2005 and 2004 was 12%, 19% and 3%, respectively. The principal cause of the difference between the effective rates and the U.S. statutory rate of 35% for 2006 and 2005 was the separate account dividends received deduction (“DRD”). For 2004, the principal causes were the separate account dividends received deduction and the tax benefit associated with the settlement of the 1998-2001 IRS audit. Income taxes paid (received) in 2006, 2005 and 2004 were ($163), $149 and $42, respectively. For additional information, see Note 12 of Notes to Consolidated Financial Statements.

The separate account DRD is estimated for the current year using information from the prior year-end, adjusted for current year equity market performance. The estimated DRD is generally updated in the third quarter for the provision-to-filed-return adjustments, and in the fourth quarter based on current year ultimate mutual fund distributions and fee income from the Company’s variable insurance products. The actual current year DRD can vary from the estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distributions from these mutual funds, the utilization of capital loss carry forwards at the mutual fund level and appropriate levels of taxable income.

The Company receives a foreign tax credit (“FTC”) against its U.S. tax liability for foreign taxes paid by the Company including payments from its separate account assets. The separate account FTC is estimated for the current year using information from the most recent filed return, adjusted for the change in the allocation of separate account investments to the international equity markets during the current year. The actual current year FTC can vary from the estimates due to the actual FTC’s passed through by the mutual funds.

A description of each segment as well as an analysis of the operating results summarized above is included on the following pages.

RETAIL

Operating Summary

	2006	2005	2004

Fee income and other	$1,924	$1,737	$1,520
Earned premiums	(86)	(110)	(44)
Net investment income	835	934	1,013
Net realized capital gains (losses)	7	9	(1)

Total revenues	2,680	2,570	2,488
Benefits, claims and claim adjustment expenses	819	895	1,074
Insurance operating costs and other expenses	497	433	391
Amortization of deferred policy acquisition costs	867	689	596

Total benefits, claims and expenses	2,183	2,017	2,061

Income before income taxes and cumulative effect of accounting change	497	553	427
Income tax expense	9	33	35

Income before cumulative effect of accounting change	488	520	392
Cumulative effect of accounting change, net of tax(1)	—	—	(19)

Net Income	$488	$520	$373

Account Values	2006	2005	2004

Individual variable annuity account values	$114,365	$105,314	$99,617
Individual fixed annuity and other account values(2)	9,937	10,222	11,384

Total Account Values	$124,302	$115,536	$111,001

(1)	Represents the cumulative impact of the Company’s adoption of SOP 03-1.

(2)	Includes policyholders’ balances for investment contracts and reserve for future policy benefits for insurance contracts.

Retail focuses on the savings and retirement needs of the growing number of individuals who are preparing for retirement, or have already retired, through the sale of individual variable and fixed annuities and other investment products. Life is both a leading writer of individual variable annuities and a top seller of individual variable annuities through banks in the United States.

Year ended December 31, 2006 compared to the year ended December 31, 2005

Net income in the Retail segment for the year ended December 31, 2006 decreased primarily due to a DAC unlock during the fourth quarter of 2006. This was partially offset by higher fee income driven by higher assets under management resulting primarily from market growth. A more expanded discussion of earnings can be found below:

•	The increase in fee income in the variable annuity business for the year ended December 31, 2006 was mainly a result of growth in average account values. The year-over-year increase in average account values of 7% can be attributed to market appreciation of $12.2 billion during 2006. Variable annuities had net outflows of $3.2 billion for the year ended December 31, 2006 compared to net outflows of $881 for the year ended December 31, 2005. Net outflows from additional surrender activity were due to increased sales competition, particularly from competitors that offered variable annuity products with their guaranteed living benefits.

•	Despite stable general account investment spread during the year, net investment income has steadily declined for the year ended December 31, 2006 due to variable annuity transfers from the fixed account to the separate account combined with surrenders in the fixed MVA contracts. Despite these outflows, a more favorable interest rate environment throughout 2006 has resulted in increased sales and a lower surrender rate resulting in net outflows for the year ended December 31, 2006 decreasing $1.3 billion compared to the prior year.

•	Benefits, claims and claim adjustment expenses have decreased for the year ended December 31, 2006 due to a decline in interest credited also due to a decline in fixed annuity account values. In addition, variable annuity asset based commissions increased due to 9% growth in assets under management, as well as an increase in the number of contracts reaching anniversaries when trail commission payments begin.

•	Higher amortization of DAC resulted from the DAC unlock during the fourth quarter of 2006. The after-tax increase to amortization was $70. (For further discussion, see DAC Unlock and Sensitivity Analysis in this section of the MD&A).

•	The effective tax rate decreased for the year ended December 31, 2006 compared to the prior year due to higher foreign tax credits in the current year and tax benefits related to prior years.

Year ended December 31, 2005 compared to the year ended December 31, 2004

Net income in Retail increased for the year ended December 31, 2005 primarily due to improved fee income driven by higher account values. Account values increased primarily as a result of market growth. A more expanded discussion of earnings growth can be found below.

•	The increase in fee income in the variable annuity business for the year ended December 31, 2005 was mainly a result of growth in average account values. The year-over-year increase in average account values of 10% can be attributed to market appreciation of $6.6 billion during 2005. Variable annuities had net outflows of $881 for the year ended December 31, 2005 compared to net inflows of $5.5 billion for the year ended December 31, 2004. The net outflows during 2005 were due to increased surrender activity and increased competition for deposits, particularly for competitors that offered guaranteed living benefits riders with their variable annuity products.

•	The fixed annuity business contributed $66 of higher investment spread income in 2005 compared to 2004, excluding the cumulative effects of accounting change, due to improved investment spreads from the MVA products.

•	Benefits and claims adjustment expenses decreased for the year ended December 31, 2005 due to an increase in reserves in 2004 related to the acquisition of a block of acquired business from London Pacific Life and Annuity Company in liquidation. The increase in reserves of $62 was offset by an equivalent increase in earned premium. Also contributing to the decrease in benefits expense is a decrease in interest credited as older fixed annuity MVA business with higher credited rates matures and either lapses or renews at lower credited rates.

•	The effective tax rate decreased for the year ended December 31, 2005 compared to the prior year end due to an increase in the DRD benefit as a percentage of pre-tax income.

Partially offsetting these positive earnings drivers were the following items:

•	Throughout Retail, insurance operating costs and other expenses increased for the year ended December 31, 2005 compared to the prior year. General insurance expenses increased due to greater use of investment technology services and sales and marketing.

•	There was higher amortization of DAC, which resulted from higher gross profits due to the positive earnings drivers as discussed above.

Outlook

Management believes that for the full year of 2007, the market for retirement products continues to expand as individuals increasingly save and plan for retirement. Demographic trends suggest that as the “baby boom” generation matures, a significant portion of the United States population will allocate a greater percentage of their disposable incomes to saving for their retirement years due to uncertainty surrounding the Social Security system and increases in average life expectancy. Competition has increased substantially in the variable annuities market with most major variable annuity writers now offering living benefits such as GMWB riders. The Company’s strategy in 2007 revolves around introducing new products and continually evaluating the portfolio of products currently offered. As a result, sales may be lower than the level of sales attained in 2006 due to the increasingly competitive environment, the risk of disruption on new sales from product offering changes, customer acceptance of new products and the effect on the distribution related to product offering changes.

Individual annuity deposits increased compared to prior year. Significantly contributing to the Company’s variable annuity deposits since August of 2002 are GMWB riders. The highly competitive environment in this market, and the success of these riders and new product development will ultimately be based on customer acceptance. Future deposits will be largely dependent on the Company’s ability to attract new customers and to retain contract holder’s account values in existing or new product offerings as they reach the end of the surrender charge period of their contracts.

The growth and profitability of the individual annuity businesses is dependent to a large degree on the performance of the equity markets. In periods of favorable equity market performance, Life may experience stronger sales and higher net flows, which will increase assets under management and thus increase fee income earned on those assets. In addition, higher equity market levels will generally reduce certain costs to Life of individual annuities, such as guaranteed minimum death benefit (“GMDB”) and GMWB benefits. Conversely, weak equity markets may dampen sales activity and increase surrender activity causing declines in assets under management and lower fee income. Such declines in the equity markets will also increase the cost to Retail of GMDB and GMWB benefits associated with individual annuities. Life attempts to mitigate some of the volatility associated with the GMDB and GMWB benefits using reinsurance or other risk management strategies, such as hedging. Future net income for Life will be affected by the effectiveness of the risk management strategies Life has implemented to mitigate the net income volatility associated with the GMDB and GMWB benefits of variable annuity contracts. For spread-based products sold in the Life segment, the future growth will depend on the ability to earn targeted returns on new business given competition, retention of account values in the fixed annuity business when the contract holder’s rate guarantee expires and the future interest rate environment.

RETIREMENT PLANS

Operating Summary

	2006	2005	2004

Fee income and other	$180	$139	$107
Earned premiums	19	10	10
Net investment income	326	311	307
Net realized capital (losses) gains	1	(3)	(3)

Total revenues	526	457	421

Benefits, claims and claim adjustment expenses	250	231	220
Insurance operating costs and other expenses	134	115	96
Amortization of deferred policy acquisition costs	1	26	28

Total benefits, claims and expenses	385	372	344

Income before income tax expense and cumulative effect of account change	141	85	77
Income tax expense	40	19	17

Income before cumulative effect of accounting change	101	66	60
Cumulative effect of accounting change, net of tax(1)	—	—	(1)

Net Income	$101	66	$59

Account Values	2006	2005	2004

Governmental account values	11,540	10,475	9,962
401(k) account values	12,035	8,842	6,531

Total account values	$23,575	$19,317	$16,493

(1)	Represents the cumulative impact of the Company’s adoption of SOP 03-1.

Retirement Plans primarily offers customized wealth creation and financial protection for corporate and government employers through its two business units, Government and 401(k).

Year ended December 31, 2006 compared to the year ended December 31, 2005

Net income in the Retirement segment for the year ended December 31, 2006 increased primarily due to improved fee income combined with lower amortization of DAC resulting from the DAC unlock during the fourth quarter of 2006. Higher fee income was driven by higher assets under management resulting primarily from net flows and market growth. A more expanded discussion of earnings can be found below:

•	Fee income for 401(k) increased 38%, or $38 for the year ended December 31, 2006 compared to the prior year due to the growth in average account values. This growth is primarily driven by positive net flows of $2.0 billion during the year resulting from strong sales and increased ongoing deposits. Total 401(k) deposits and net flows increased by 22% and 16%, respectively, over the prior year. The increase in average account values can also be attributed to market appreciation of $1.1 billion during the year.

•	General account spread remained stable for the year ended December 31, 2006 compared to the prior year. Overall, net investment income and the associated interest credited within benefits, claims and claim adjustment expenses each increased as a result of the growth in general account assets under management. Additionally, benefits, claims and claim adjustment expenses increased for the year ended December 31, 2006 compared to the prior year due to a large case annuitization in the 401(k) business which also resulted in corresponding increase in earned premiums of $12.

•	Insurance operating costs and other expenses increased for the year ended December 31, 2006 primarily driven by the 401(k) business. The additional costs can be attributed to greater assets under management resulting in higher trail commissions and maintenance expenses.

•	Lower amortization of DAC resulted from a $20 benefit due to the unlocking of Retirement Plans DAC assumptions during the fourth quarter of 2006 in both the 401(k) and Government businesses of $25 and ($5) after-tax, respectively. (For further discussion, see DAC Unlock and Sensitivity Analysis in this section of the MD&A).

Year ended December 31, 2005 compared to the year ended December 31, 2004

Net income in the Retirement Plans segment increased for the year ended December 31, 2005 compared to the prior year end primarily due to higher earnings in the 401(k) business while net income for the Government business was relatively stable as positive market appreciation was largely offset by negative net flows resulting in little growth in assets under management. A more expanded discussion of earnings growth can be found below.

•	Fee income for 401(k) increased 41% or $29 for the year ended December 31, 2005 compared to the prior year. This increase is a result of positive net flows from the 401(k) business of $1.8 billion over the prior year driven by strong sales and increasing ongoing deposits contributing to the growth in 401(k) assets under management of 35% to $8.8 billion. Total 401(k) deposits and net flows increased substantially by 32% and 26%, respectively, over the prior year primarily due to the full year impact of 2004’s expansion of wholesaling capabilities and new product offerings.

•	The DAC amortization rate decreased in 2005 compared to 2004 as a result of higher profits.

Partially offsetting these positive earnings drivers were the following items:

•	General account spread decreased for both 401(k) and Governmental businesses for the year ended December 31, 2005 compared to prior year. The decrease is attributable to a decrease in the net investment income earned rate for both businesses. Average general account assets for the Retirement segment increased approximately 7% in 2005 compared to 2004, while net investment income increased 2%. Benefits and claims expense, which mainly consists of interest credited, increased 5% for the year ended December 31, 2005 compared to prior year, which was driven by a 7% increase in Governmental’s general account business.

•	An increase in insurance operating costs and other expenses of $19 during 2005 was principally driven by the 401(k) business. The additional costs can be attributed to greater sales and assets under management, resulting in a 20% increase in asset-based commissions, technology expenditures, and marketing and servicing costs supporting the segment’s business. However, the increase in 401(k) sales has driven down the overall general insurance expense per case by over 4% compared to the prior year.

Outlook

The future profitability of this segment will depend on Life’s ability to increase assets under management across all businesses and maintain its investment spread earnings on the general account products sold largely in the Government business. As the “baby boom” generation approaches retirement, management believes these individuals will contribute more of their income to retirement plans due to the uncertainty of the Social Security system and the increase in average life expectancy. Disciplined expense management will continue to be a focus; however, as Life looks to expand its reach in the Retirement plans market, additional investments in service and technology will occur.

INSTITUTIONAL

Operating Summary

	2006	2005	2004

Fee income and other	$119	$117	$158
Earned premiums	607	504	464
Net investment income	987	784	647
Net realized capital (losses) gains	(6)	(5)	4

Total revenues	1,707	1,400	1,273
Benefits, claims and claim adjustment expenses	1,471	1,199	1,113
Insurance operating costs and other expenses	75	53	55
Amortization of deferred policy acquisition costs	32	32	26

Total benefits, claims and expenses	1,578	1,284	1,194

Income before income taxes	129	116	79
Income tax expense	38	34	24

Net Income	$91	$82	$55

Account Value	2006	2005	2004

Institutional account values	$21,933	$17,632	$14,309
Private Placement Life Insurance account values	26,131	23,836	22,498

Total Account Values(1)	$48,064	$41,468	$36,807

(1)	Institutional investment product account values include transfers from Retirement Plans of $413 during 2006 and from the Retail segment of $350 during 2006

Institutional primarily offers customized wealth creation and financial protection for institutions, corporate and high net worth individuals through its two business units: Institutional Investment Products (“IIP”) and PPLI.

Year ended December 31, 2006 compared to the year ended December 31, 2005

Net income in Institutional increased for the year ended December 31, 2006 compared to the prior year driven by higher earnings in both the Institutional and PPLI businesses. A more expanded discussion of earnings can be found below:

•	Total revenues increased in Institutional driven by positive net flows of $2.2 billion during the year, which resulted in higher assets under management. Net flows for IIP were strong primarily as a result of the Company’s funding agreement backed Investor Notes program. Investor Note sales for the years ended December 31, 2006 and 2005 were $2.3 billion and $2.0 billion, respectively.

•	General account spread is one of the main drivers of net income for the Institutional line of business. The increase in spread income in 2006 was driven by higher assets under management as noted above, combined with improved partnership income. For the year ended December 31, 2006 and 2005, income related to partnership investments were $15 and $6 after-tax, respectively.

•	For the year ended December 31, 2006, earned premiums increased as a result of two large terminal funding cases that were sold during the period. This increase in earned premiums was offset by a corresponding increase in benefits, claims and claim adjustment expenses.

•	PPLI’s net income increased compared to prior year primarily due to asset growth in the variable business combined with favorable tax treatment.

Partially offsetting these positive earnings drivers was the following item:

•	IIP operating expenses increased in the year ended December 31, 2006 due to higher costs related to the launch of new retirement products targeting the “baby boom” generation in 2006.

Year ended December 31, 2005 compared to the year ended December 31, 2004

Net income in Institutional increased for the year ended December 31, 2005 compared to the prior year driven by higher earnings in both the Institutional and PPLI businesses. A more expanded discussion of earnings can be found below:

•	Total revenues increased in Institutional driven by positive net flows of $2.4 billion during 2005, which resulted in higher assets under management. Net flows for Institutional increased for the year ended December 31, 2005 compared to the prior year, primarily as a result of the Company’s funding agreement backed Investor Notes program, which was launched in the third quarter of 2004. Investor Note sales for the years ended December 31, 2005 and 2004 were $2.0 billion and $643, respectively.

•	General account spread is one of the main drivers of net income for the Institutional line of business. An increase in spread income in 2005 was driven by higher assets under management noted above, combined with improved partnership income and mortality gains related to terminal funding and structured settlement contracts that include life contingencies. For the year ended December 31, 2005 and 2004, gains related to mortality, investments or other activity were $10 and $3 after-tax, respectively. During 2005, the Company invested in more variable rate assets to back the increasing block of variable rate liabilities sold under the stable value product line. This asset/liability matching strategy decreased portfolio yields, as variable rate assets had lower initial coupon yields then fixed rate assets. At the same time, the stable value variable rate liabilities have lower crediting rates in 2005 than stable value fixed rate liabilities, which allowed the Company to maintain-to-slightly-increase its general account spread on a yield basis.

•	PPLI’s net income increased $3 or 17% compared to prior year primarily due to asset growth in the variable business combined with favorable mortality experience.

Partially offsetting these positive earnings drivers was the following item:

•	PPLI’s cost of insurance charges has decreased due to reductions in the face amount of certain cases. These face reductions have also resulted in lower death benefits. This impact combined with favorable mortality, which increases the provision for future experience rate credits has led to the year over year decrease in fee income and other.

Outlook

The future net income of this segment will depend on Institutional’s ability to increase assets under management across all businesses and maintain its investment spread earnings on the products sold largely in the IIP business. The IIP markets are highly competitive from a pricing perspective, and a small number of cases often account for a significant portion of sales, therefore the Company may not be able to sustain the level of assets under management growth attained in 2006. In 2004, IIP introduced the Hartford Income Notes, a new funding agreement backed product that provides the Company with opportunity for future growth. This product provides access to both a multi-billion dollar retail market, and a nearly trillion dollar institutional market. The Company’s success depends in part on the level of credited interest rates and the Company’s credit rating.

As the “baby boom” generation approaches retirement, management believes these individuals will seek investment and insurance vehicles that will give them steady streams of income throughout retirement. IIP has launched new products in 2006 to provide solutions that deal specifically with longevity risk, and will continue to introduce products in 2007. Longevity risk is defined as the likelihood of an individual outliving their assets. IIP is also designing innovative solutions to corporations’ defined benefit liabilities. The focus of the PPLI business is variable PPLI products to fund non-qualified benefits or other post employment benefit liabilities. The market served by PPLI is subject to extensive legal and regulatory review that could have an adverse effect on its business.

INDIVIDUAL LIFE

Operating Summary

	2006	2005	2004

Fee income and other	$825	$742	$705
Earned premiums	(45)	(26)	(16)
Net investment income	292	272	269
Net realized capital gains (losses)	4	3	8

Total revenues	1,076	991	966
Benefits, claims and claim adjustment expenses	447	420	424
Insurance operating costs and other expenses	171	157	153
Amortization of deferred policy acquisition costs	228	196	175

Total benefits, claims and expenses	846	773	752

Income before income taxes and cumulative effect of accounting change	230	218	214
Income tax expense	72	69	70

Income before cumulative effect of accounting change	158	149	144
Cumulative effect of accounting change, net of tax(1)	—	—	(1)

Net income	$158	$149	$143

Account values	2006	2005	2004

Variable universal life	$6,637	$5,902	$5,356

Total account values	$10,884	$9,819	$8,975

(1)	Represents the cumulative impact of the Company’s adoption of SOP 03-1.

Individual Life provides life insurance strategies to a wide array of business intermediaries to solve the wealth protection, accumulation and transfer needs of their affluent, emerging affluent and small business insurance clients.

Year ended December 31, 2006 compared to the year ended December 31, 2005

Net Income in Individual Life for 2006, includes an unfavorable $16 after tax impact related to the DAC unlock in the fourth quarter of 2006, partially offset by $7, after tax, favorable revisions to prior year net DAC estimates reflected in the first half of 2006. Excluding these net impacts of $9, net income increased $18 or 12% for 2006 primarily due to growth in life insurance and account values, and favorable mortality experience in 2006 compared to 2005. The following factors contributed to the earnings results:

•	Cost of insurance charges, the largest component of fee income, increased $31 for the year ended December 31, 2006, driven by growth in the variable universal and universal life insurance inforce. Variable fee income increased, consistent with the growth in the variable universal life insurance account value. Other fee income, another component of total fee income, increased primarily due to additional amortization of deferred revenues of $46 associated with the DAC unlock.

•	Amortization of DAC for the year ended December 31, 2006 increased $70 related to the DAC unlock partially offset by revisions to prior year estimates. Excluding the impacts of the unlock and revisions, the amortization of DAC decreased for the year ended December 31, 2006, consistent with the mix of products and level and mix of product profitability.

•	Net investment income increased primarily due to increased general account assets from sales growth.

•	Earned premiums, which include premiums for ceded reinsurance, decreased primarily due to increased ceded reinsurance premiums for the year ended December 31, 2006.

•	Benefits, claims and claim adjustment expenses increased for 2006, consistent with the growth in account values and life insurance inforce and also reflect favorable mortality experience in 2006 compared to 2005.

•	Insurance operating costs and other expenses increased for the year ended December 31, 2006 consistent with the growth of life insurance inforce.

Year ended December 31, 2005 compared to the year ended December 31, 2004

Net income increased for the year ended December 31, 2005 compared to 2004, primarily due to increases in both life insurance inforce and account values. The following factors contributed to the earnings results:

•	Fee income increased $37 for the year ended December 31, 2005 compared to 2004. Cost of insurance charges, a component of total fee income, increased $22 in 2005, driven by business growth and aging of the prior year block of variable universal, universal and interest-sensitive whole life insurance inforce. Other fee income, another component of total fee income, increased $9 in 2005 primarily due to growth and improved product performance primarily in interest-sensitive whole life and variable universal life insurance products. Variable fee income grew $6 in 2005, as equity market performance and premiums in excess of withdrawals added to the variable universal life account value.

•	Net investment income increased moderately for the year ended December 31, 2005 compared to 2004 due to increased general account assets from business growth, partially offset by lower interest rates on new investments and reduced prepayments on bonds in 2005.

•	Benefits, claims and claim adjustment expenses decreased for the year ended December 31, 2005 compared to 2004 consistent with growth in account values and life insurance inforce.

•	Income tax expense and the resulting tax rate for the year ended December 31, 2005 was impacted by a DRD tax benefit of $7, whereas income tax expense for the year ended December 31, 2004 included a DRD tax benefit of $5.

•	Amortization of DAC increased for the year ended December 31, 2005 compared to 2004 primarily as a result of product mix and higher gross margins within variable universal and interest-sensitive whole life insurance products.

•	Insurance operating costs and other expenses increased for the year ended December 31, 2005 compared to 2004 as a result of business growth.

Outlook

Individual Life sales increased over sales in 2005. Sales results in 2006 were strong across major distribution channels and product lines. Individual Life continues to focus on its core distribution model of sales through financial advisors, while also pursuing growth opportunities through other distribution sources such as independent life professionals. The variable universal life mix remains strong at 40% of total sales in 2006. Overall, product sales were enhanced by new product launches in each quarter in 2006. In the first quarter of 2006, Individual Life introduced a new variable life product that blends the benefits of universal life insurance and variable annuities and in the second quarter launched Hartford Term, which has additional term insurance durations and new competitive features. In late June 2006, Individual Life launched a flexible premium last survivor variable universal life product. In early October 2006, Individual Life introduced a new product rider to its existing Stag Whole Life product for the employer market.

Variable universal life sales and account values remain sensitive to equity market levels and returns. Individual Life continues to face uncertainty surrounding estate tax legislation, a high level of competition from other life insurance providers, reduced availability and higher price of reinsurance, and the current regulatory environment related to reserving for universal life products with no-lapse guarantees, which may negatively affect Individual Life’s future earnings.

OTHER

Operating Summary

	2006	2005	2004

Fee income and other	$65	$76	$102
Earned premiums	52	71	70
Net investment income	288	268	234
Net realized capital gains (losses)	(305)	71	132

Total revenues	100	486	538

Benefits, claims and claim adjustment expenses	218	263	280
Insurance operating costs and other expenses	(2)	77	43
Amortization of deferred policy acquisition costs and present value of future profits	47	2	—

Total benefits, claims and expenses	263	342	323

(Losses) income before income taxes and cumulative effect of accounting change	(163)	144	215
Income tax expense(benefit)	(56)	52	(117)

(Losses) income before cumulative effect of accounting change	(107)	92	332
Cumulative effect of accounting change, net of tax(1)	—	—	3

Net income (loss)	$(107)	92	335

(1)	Represents the cumulative impact of the Company’s adoption of SOP 03-1.

Year ended December 31, 2006 compared to the year ended December 31, 2005

Net income changed due to the following factors:

•	Net realized capital losses occurred for the year ended December 31, 2006 compared to net realized capital gains in the prior year period due to increased other-than-temporary impairments (see the Other-Than-Temporary Impairments discussion within Investment Results for more information on the increase in impairments), increased realized losses associated with GMIB assumed, primarily driven by liability model refinements and assumption updates reflecting in-force demographics, actual experience and revised future expectations, and increased losses on sales of invested assets due to rising interest rates in 2006.

•	During 2006, the Company achieved favorable settlements in several cases brought against the Company by policyholders regarding their purchase of broad-based leveraged corporate owned life insurance (“leveraged COLI”) policies in the early to mid-1990s. The Company ceased offering this product in 1996. Based on the favorable outcome of these cases, together with the Company’s current assessment of the few remaining leveraged COLI cases, the Company reduced its estimate of the ultimate cost of these cases during 2006. This reserve reduction, recorded in insurance operating costs and other expenses, resulted in an after-tax benefit of $34.

•	Also contributing to the insurance operating costs and other expenses decreases for the year ended December 31, 2006 was a lower level of dividends to leveraged COLI policyholders.

•	The increase in DAC amortization in 2006 was due to the DAC unlock of $46, after-tax.

Year ended December 31, 2005 compared to the year ended December 31, 2004

Net income decreased for the year ended December 31, 2005. The following factors contributed to the earnings decrease:

•	Net realized capital gains decreased for the year ended December 31, 2005 due to increasing interest rates and the realized loss associated with the GMWB derivatives.

•	Income tax benefit decreased for the year ended December 31, 2005 due to the absence of a $191 tax benefit recorded during 2004.

•	Life recorded an after tax charge of $14 for the year ended December 31, 2005 to establish reserves for regulatory matters.

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

HIMCO’s security selection process is a multi-dimensional approach that combines independent internal credit research along with a macro-economic outlook of technical trends (e.g., interest rates, slope of the yield curve and credit spreads) and market pricing to identify valuation inefficiencies and relative value buying and selling opportunities. Security selection and monitoring are performed by asset class specialists working within dedicated portfolio management teams.

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

Return on general account invested assets is an important element of the Company’s financial results. Significant fluctuations in the fixed income or equity markets could weaken the Company’s financial condition or its results of operations. Additionally, changes in market interest rates may impact the period of time over which certain investments, such as mortgage-backed securities (“MBS”), are repaid and whether certain investments are called by the issuers. Such changes may, in turn, impact the yield on these investments and also may result in reinvestment of funds received from calls and prepayments at rates below the average portfolio yield. Net investment income and net realized capital gains and losses accounted for approximately 40%, 45% and 46% of the Company’s consolidated revenues for the years ended December 31, 2006, 2005 and 2004, respectively. The decrease in the percentage of revenues for 2006, as compared to the prior years is primarily due to an increase in realized capital losses as a result of the higher interest rate environment and changes in value of GMIB reinsurance.

Fluctuations in interest rates affect the Company’s return on, and the fair value of, fixed maturity investments, which comprised approximately 88% and 91% of the fair value of its invested assets as of December 31, 2006 and

2005, respectively. Other events beyond the Company’s control could also adversely impact the fair value of these investments. Specifically, a downgrade of an issuer’s credit rating or default of payment by an issuer could reduce the Company’s investment return.

The Company invests in private placement securities, mortgage loans and limited partnership arrangements in order to further diversify its investment portfolio. These investment types comprised approximately 34% and 28% of the fair value of its invested assets as of December 31, 2006 and 2005, respectively. These security types are typically less liquid than direct investments in publicly traded fixed income or equity investments. However, generally these securities have higher yields to compensate for the liquidity risk.

A decrease in the fair value of any investment that is deemed other-than-temporary would result in the Company’s recognition of a net realized capital loss in its financial results prior to the actual sale of the investment. Following the recognition of the other-than-temporary impairment for fixed maturities, the company amortizes the new cost basis to par or to estimated future value over the remaining life of the security based on future estimated cash flows. For a further discussion of the evaluation of other-than-temporary impairments, see the Critical Accounting Estimates section of the MD&A under “Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities”.

Valuation of Investments and Derivative Instruments

The Company’s investments in fixed maturities, which include bonds, redeemable preferred stock and commercial paper; and certain equity securities, which include common and non-redeemable preferred stocks, are classified as “available-for-sale” and accordingly are carried at fair value with the after-tax difference from cost or amortized cost, as adjusted for the effect of deducting the life and pension policyholders’ share of the immediate participation guaranteed contracts and certain life and annuity deferred policy acquisition costs and reserve adjustments, reflected in stockholders’ equity as a component of AOCI. Policy loans are carried at outstanding balance, which approximates fair value. Mortgage loans on real estate are recorded at the outstanding principal balance adjusted for amortization of premiums or discounts and net of valuation allowances, if any. Other investments primarily consist of derivatives, and limited partnership interests and proportionate share limited liability companies (collectively “limited partnerships”). Limited partnerships are reported at their carrying value with the change in carrying value accounted for under the equity method and accordingly the Company’s share of earnings are included in net investment income. Derivatives are carried at fair value.

Valuation of Fixed Maturities

The fair value for fixed maturity securities is largely determined by one of three primary pricing methods: independent third party pricing service market quotations, independent broker quotations or pricing matrices, which use market data provided by external sources. With the exception of short-term securities for which amortized cost is predominantly used to approximate fair value, security pricing is applied using a hierarchy or “waterfall” approach whereby prices are first sought from independent pricing services with the remaining unpriced securities submitted to brokers for prices or lastly priced via a pricing matrix.

Prices from independent pricing services are often unavailable for securities that are rarely traded or are traded only in privately negotiated transactions. As a result, certain of the Company’s ABS and commercial mortgage-backed securities (“CMBS”) are priced via broker quotations. A pricing matrix is used to price securities for which the Company is unable to obtain either a price from an independent third party service or an independent broker quotation. The pricing matrix begins with current treasury rates and uses credit spreads and issuer-specific yield adjustments received from an independent third party source to determine the market price for the security. The credit spreads, as assigned by a nationally recognized rating agency, incorporate the issuer’s credit rating and a risk premium, if warranted, due to the issuer’s industry and the security’s time to maturity. The issuer-specific yield adjustments, which can be positive or negative, are updated twice annually, as of June 30 and December 31, by an independent third party source and are intended to adjust security prices for issuer-specific factors. The matrix-priced securities at December 31, 2006 and 2005, primarily consisted of non-144A private placements and have an average duration of 5.0 and 4.8 years, respectively.

The following table presents the fair value of fixed maturity securities by pricing source as of December 31, 2006 and 2005.

	2006		2005
		Percentage		Percentage
		of Total		of Total
	Fair Value	Fair Value	Fair Value	Fair Value

Priced via independent market quotations	$37,190	82.0%	$36,055	83.4%
Priced via broker quotations	3,567	7.9%	2,271	5.2%
Priced via matrices	3,810	8.4%	3,667	8.5%
Priced via other methods	79	0.2%	202	0.5%
Short-term investments(1)	694	1.5%	1,047	2.4%

Total	$45,340	100.0%	$43,242	100.0%

(1)	Short-term investments are primarily valued at amortized cost, which approximates fair value.

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between knowledgeable, unrelated willing parties. As such, the estimated fair value of a financial instrument may differ significantly from the amount that could be realized if the security was sold immediately.

Valuation of Derivative Instruments

Derivative instruments are reported at fair value based upon either pricing valuation models, which utilize market data inputs or independent broker quotations. As of December 31, 2006 and 2005, approximately 82% and 84% of derivatives, respectively, based upon notional values, were priced via valuation models, while the remaining 18% and 16% of derivatives, respectively, were priced via broker quotations. These percentages exclude the GMWB rider and the associated reinsurance contracts, which is discussed in the Critical Accounting Estimates section of the MD&A under “Valuation of Guaranteed Minimum Withdrawal Benefit Derivatives”, as well as the reinsurance contracts associated with the guaranteed minimum income benefit (“GMIB”) product, which is discussed in Note 8 of Notes to Consolidated Financial Statements.

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

The following table identifies the invested assets by type held in the general account as of December 31, 2006 and 2005.

Composition of Invested Assets

	2006		2005
	Amount	Percent	Amount	Percent

Fixed maturities, available-for-sale, at fair value	$45,340	88.4%	$43,242	91.1%
Equity securities, available-for-sale, at fair value	275	0.5%	310	0.7%
Policy loans, at outstanding balance	2,009	3.9%	1,971	4.1%
Mortgage loans, at amortized cost	2,631	5.2%	1,355	2.9%
Limited partnerships	750	1.5%	423	0.9%
Other investments	275	0.5%	157	0.3%

Total investments	$51,280	100.0%	$47,458	100.0%

Fixed maturity investments increased $2.1 billon, or 5%, since December 31, 2005, primarily the result of positive operating cash flows, product sales and an increase in the collateral held from increased securities lending activities, offset by an increase in interest rates. Mortgage loans increased $1.3 billion, or 94%, since December 31,

2005, as a result of a decision to continue to increase the Company’s investment in this asset class primarily due to its attractive yields and diversification opportunities.

Limited partnerships increased by $327 or 77% during 2006. HIMCO believes investing in limited partnerships provides an opportunity to diversify its portfolio and earn above average returns over the long-term. However, significant price volatility can exist quarter to quarter. Prior to investing, HIMCO performs an extensive due diligence process which attempts to identify funds that have above average return potential and managers with proven track records for results, many of which utilize sophisticated risk management techniques. Due to capital requirements, HIMCO closely monitors the impact of these investments in relationship to the overall investment portfolio and the consolidated balance sheet. HIMCO does not expect investments in limited partnerships to exceed 3% of the fair value of the Company’s investment portfolio.

The following table summarizes the Company’s limited partnerships as of December 31, 2006 and 2005.

Composition of Limited Partnerships

	2006		2005
	Amount	Percent	Amount	Percent

Hedge funds(1)	$400	53.3%	$128	30.3%
Private equity funds(2)	209	27.9%	178	42.1%
Mortgage and real estate funds(3)	41	5.5%	6	1.4%
Mezzanine debt funds(4)	100	13.3%	111	26.2%

Total	$750	100.0%	$423	100.0%

(1)	Hedge funds include investments in funds of funds as well as direct funds. The hedge funds of funds invest in approximately 40 to 90 different hedge funds within a variety of investment styles. Examples of hedge fund strategies include long/short equity or credit, event driven strategies and structured credit.

(2)	Private equity funds consist of investments in funds whose assets typically consist of a diversified pool of investments in small non-public businesses with high growth potential.

(3)	Mortgage and real estate funds consist of investments in funds whose assets consist of mortgage loans, participations in mortgage loans, mezzanine loans or other notes which may be below investment grade credit quality as well as equity real estate.

(4)	Mezzanine debt funds consist of investments in funds whose assets consist of subordinated debt that often times incorporates equity-based options such as warrants and a limited amount of direct equity investments.

Investment Results

The following table summarizes the Company’s investment results.

	2006	2005	2004
	(Before-tax)

Net investment income — excluding income on policy loans	$2,588	$2,427	$2,287
Policy loan income	140	142	183

Net investment income — total	$2,728	$2,569	$2,470
Yield on average invested assets(1)	5.8%	5.7%	5.8%

Gross gains on sale	$199	$310	$326
Gross losses on sale	(235)	(218)	(133)
Impairments
Credit related	(10)	(23)	(16)
Other	(61)	(4)	(2)

Total impairments	(71)	(27)	(18)
Japanese fixed annuity contract hedges, net(2)	(17)	(36)	3
Periodic net coupon settlements on credit derivatives/Japan	(48)	(32)	7
GMWB derivatives, net	(26)	(55)	—
GMIB	(53)	113	—
Other, net(3)	(48)	20	(45)

Net realized capital gains (losses), before-tax	$(299)	$75	$140

(1)	Represents annualized net investment income divided by the monthly weighted average invested assets at cost or amortized cost, as applicable, excluding the collateral received associated with securities lending programs and consolidated variable interest entity minority interests.

(2)	Relates to the Japanese fixed annuity product (product and related derivative hedging instruments excluding periodic net coupon settlements).

(3)	Primarily consists of changes in fair value on non-qualifying derivatives, changes in fair value of certain derivatives in fair value hedge relationships and hedge ineffectiveness on qualifying derivative instruments.

Year ended December 31, 2006 compared to the year ended December 31, 2005

Net investment income, excluding policy loans, increased $161, or 7%, compared to the prior year period. The increase in net investment income was primarily due to income earned on a higher average invested assets base, an increase in interest rates and a change in asset mix (i.e., greater investment in mortgage loans and limited partnerships). The increase in the average invested assets base, as compared to the prior year, was primarily due to positive operating cash flows, investment contract sales such as retail and institutional notes, and universal life-type product sales.

For 2006, the yield on average invested assets increased slightly over the prior year. An increase in the yield on fixed maturities was offset by a decrease in the yield on limited partnerships. Based upon current market forward interest rate expectations, the Company expects the average portfolio yield to remain consistent with 2006 levels in 2007. A higher yield is expected from changes in asset and quality mix offset by moderating partnership income.

Total net realized capital losses were recognized in 2006 compared to net realized capital gains in 2005 primarily as a result of a higher interest rate environment and changes in value of GMIB reinsurance. The components that drove the significant increase in net losses during the year ended December 31, 2006, included net losses on sales of fixed maturity securities, other-than-temporary impairments, losses associated with GMIB reinsurance, periodic net coupon settlements and losses in Other, net, partially offset by the decrease in losses associated with GMWB derivatives and the decrease in losses associated with the Japanese fixed annuity contract hedges. The circumstances giving rise to these components are as follows:

•	The net losses on fixed maturity sales for the year ended December 31, 2006, were primarily the result of rising interest rates from the date of security purchase and, to a lesser extent, credit spread widening on certain issuers that were sold. For further discussion of gross gains and losses, see below.

•	The net losses in 2006 related to GMIB were primarily driven by liability model refinements and assumption updates reflecting in-force demographics, actual experience, and revised future expectations, partially offset by positive movements in Japanese equity markets. The net gains in 2005 were primarily driven by positive movements in the global bond market and the Japanese equity market.

•	Other, net losses were primarily driven from the change in value of non-qualifying derivatives due to fluctuations in interest rates and foreign currency exchange rates. These losses were partially offset by a before-tax benefit of $25 received from the WorldCom security settlement.

•	See the Other-Than-Temporary Impairments section that follows for information on impairment losses.

•	The periodic net coupon settlements on credit derivatives and the Japan fixed annuity cross currency swaps include the net periodic income/expense or coupon associated with the swap contracts. The net losses for the years ended December 31, 2006 and 2005, were primarily associated with the Japan fixed annuity cross currency swaps and resulted from the interest rate differential between U.S. and Japanese interest rates. The increase in net losses in 2006 was primarily due to higher U.S. interest rates.

•	A reduction in losses in 2006 compared to 2005, associated with the GMWB derivatives were primarily driven by a more significant impact from liability model refinements and assumption updates in 2005 as compared to 2006. For further discussion of the GMWB rider valuation assumption, see the Capital Markets Risk Management section of the MD&A under “Market Risk — Key Market Risk Exposures”.

•	The Japanese fixed annuity contract hedges net amount consists of the foreign currency transaction remeasurements associated with the Yen denominated fixed annuity contracts offered in Japan, and reinsured to the Company, and the corresponding offsetting cross currency swaps. Although the reinsured Japanese fixed annuity contracts are economically hedged, the net realized capital gains and losses result from the mixed attribute accounting model, which requires fixed annuity liabilities to be recorded at cost and remeasured only for foreign currency exchange rates but the associated derivatives to be reported at fair value. The net realized capital losses for the year ended December 31, 2006, resulted primarily from rising Japan interest rates while net realized capital losses for the year ended December 31, 2005, resulted from declining U.S. interest rates and rising Japan interest rates. The decrease in loss from 2005 to 2006 is primarily due to the hedging instruments used to manage the yen currency risk associated with the yen fixed annuities. Throughout 2006, the Company used pay variable U.S. dollar receive fixed yen, zero coupon currency swaps. While during the first half of 2005, the Company used a pay fixed U.S. dollar receive fixed yen, zero coupon currency swap which resulted in higher losses in 2005 as a result of U.S. interest rates. For additional discussion of the Japanese fixed annuity contract hedges see the Capital Markets Risk Management section of the MD&A under “Market Risk — Key Market Risk Exposures” and Note 3 of Notes to Consolidated Financial Statements.

Gross gains on sales for the year ended December 31, 2006, were primarily within fixed maturities and were concentrated in corporate, U.S. government and foreign government securities. Certain sales were made to reposition the portfolio to a shorter duration due to the flatness of the yield curve and the lack of market compensation for longer duration assets. Also, certain sales were made as the Company continues to increase investments in mortgage loans and limited partnerships. The gains on sales were primarily the result of changes in interest rates and foreign currency exchange from the date of security purchase.

Gross losses on sales for the year ended December 31, 2006, were primarily within fixed maturities and were concentrated in the corporate and commercial mortgage-backed securities (“CMBS”) sectors with no single security sold at a loss in excess of $6, and an average loss as a percentage of the fixed maturity’s amortized cost of less than 3%, which, under the Company’s impairment policy was deemed to be depressed only to a minor extent.

Year ended December 31, 2005 compared to the year ended December 31, 2004

Net investment income, excluding income on policy loans, increased $140, or 6%, compared to the prior year. The increase in net investment income was primarily due to income earned on a higher average invested assets base as well as higher partnership income. The increase in the average invested assets base, as compared to the prior year, was primarily due to positive operating cash flows, investment contract sales such as retail and institutional notes, and universal life-type product sales such as individual fixed annuity products reinsured from Japan. The higher partnership income was due to certain of the Company’s partnerships reporting higher market values and the result of certain partnerships liquidating their underlying investment holdings in the favorable market environment.

For 2005, the yield on average invested assets was relatively consistent with the prior year. An increase in yield as a result of higher partnership income was offset by a reduction in yield due to lower policy loan income.

Net realized capital gains decreased $65 during 2005, as compared to the prior year. Lower net gains on the sale of fixed maturity securities, losses associated with GMWB derivatives, Japanese fixed annuity contract hedges and periodic net coupon settlements offset in part by gains associated with GMIB reinsurance and gains in Other, net which was primarily related to changes in the value of non-qualifying foreign currency swaps. The circumstances giving rise to the changes in these components are as follows:

•	The lower net gains on fixed maturity sales in 2005 were primarily the result of rising interest rates and losses associated with a major automotive manufacturer. See additional discussion of the gross gains and losses on sales below.

•	Higher net realized capital losses in 2005 resulted from rising Japanese interest rates, and in the first half of the year, a decrease in U.S. interest rates. For additional discussion of the Japanese fixed annuity contract hedges see the Capital Markets Risk Management section of the MD&A under “Market Risk — Key Market Risk Exposures” and Note 3 of Notes to Consolidated Financial Statements. The periodic net coupon settlements on credit derivatives and the reinsured Japanese fixed annuity cross currency swaps includes the net periodic income/expense or coupon associated with the swap contracts. The net loss for 2005 is associated with the reinsured Japan fixed annuity cross currency swaps and results from the interest rate differential between U.S. and Japanese interest rates. The Japanese fixed annuity product was first offered in the fourth quarter 2004 by Hartford Life Insurance KK (“HLIKK”), a wholly-owned Japanese subsidiary of Hartford Life, Inc., and subsequently reinsured to the Company. The adverse change in 2005 in comparison to 2004 primarily resulted from a full year of the Japanese fixed annuity product swap accruals in 2005.

•	The increase in net realized losses associated with the GMWB derivatives were primarily driven by the impact of liability model assumption updates in 2005. For further discussion of the GMWB rider valuation assumption, see the Capital Markets Risk Management section of the MD&A under “Market Risk — Key Market Risk Exposures”.

•	The gains associated with the GMIB reinsurance were primarily driven by the positive movement in the global bond market and the Japanese equity market. For further discussion of the GMIB, see the Capital Markets Risk Management section of the MD&A under “Market Risk — Key Market Risk Exposures”.

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

Separate Account Products

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. The Company’s separate accounts reflect accounts wherein the policyholder assumes substantially all the risk and reward. Investment objectives for separate accounts, which consist of the participants’ account balances, vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. Separate account products include variable annuities, variable universal life insurance contracts and variable corporate owned life insurance. As of December 31, 2006 and 2005, the Company’s separate accounts totaled $179.9 billion and $150.5 billion, respectively.

Variable Interest Entities (“VIE”)

In the normal course of business, the Company becomes involved with variable interest entities primarily as a collateral manager and through normal investment activities. The Company’s involvement includes providing investment management and administrative services, and holding ownership or other investment interests in the entities.

The following table summarizes the total assets, liabilities and maximum exposure to loss relating to VIEs for which the Company has concluded it is the primary beneficiary. Accordingly, the results of operations and financial position of these VIEs are included along with the corresponding minority interest liabilities in the accompanying consolidated financial statements.

	December 31, 2006			December 31, 2005
			Maximum			Maximum
	Total		Exposure to	Total		Exposure to
	Assets	Liability(4)	Loss(2)(3)	Assets	Liability(4)	Loss(2)(3)

Collaterized debt obligations (“CDOs”) and other funds(1)(2)	$296	$167	$129	$77	$42	$35
Limited partnerships(3)	103	15	88	—	—	—

Total(5)	$399	$182	$217	$77	$42	$35

(1)	The Company provides collateral management services and earns a fee associated with these structures.

(2)	The maximum exposure to loss is the Company’s co-investment in these structures.

(3)	The maximum exposure to loss is equal to the carrying value of the investment plus any unfunded commitments.

(4)	Creditors have no recourse against the Company in the event of default by the VIE.

(5)	As of December 31, 2006 and 2005, the Company had relationships with four and two VIEs, respectively, where the Company was the primary beneficiary.

In addition to the VIEs described above, as of December 31, 2005, the Company held a variable interest in one CDO that was managed by HIMCO where the Company was not the primary beneficiary. As a result, this was not consolidated by the Company. This investment has been held by the Company for a period of two years. The Company’s maximum exposure to loss from the non-consolidated CDOs (consisting of the Company’s investments) was approximately $4 as of December 31, 2005.

Other-Than-Temporary Impairments

The Company has a security monitoring process overseen by a committee of investment and accounting professionals that, on a quarterly basis, identifies securities that could potentially be other-than-temporarily impaired. When a security is deemed to be other-than-temporarily impaired, its cost or amortized cost is written down to current market value and a realized loss is recorded in the Company’s consolidated statements of operations. For fixed maturities, the company amortizes the new cost basis to par or to estimated future value over the remaining life of the security based on future estimated cash flows. For further discussion regarding the Company’s other-than-temporary impairment policy, see “Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities” included in the Critical Accounting Estimates section of the MD&A and Note 1 of Notes to Consolidated Financial Statements.

The Company categorizes impairments as credit related and other. If the Company determines that it is not likely to receive interest or principal amounts based upon the initial expectations of the security or due in accordance with the contractual terms of the security, the impairment is characterized as credit related. The Company may also characterize an impairment as credit related if substantially all of the depression in security value is related to issuer credit spread widening. Company management uses average credit related impairment amounts within product pricing assumptions. The other-than-temporary impairments recorded in Other are primarily related to securities that had declined in value and for which the Company was uncertain of its intent to retain the investment for a period of time sufficient to allow recovery to cost or amortized cost.

The following table identifies the Company’s other-than-temporary impairments by type.

	2006	2005	2004

ABS	$8	$2	$6
Commercial mortgages	—	—	3
CMBS/Collateralized mortgage obligations (“CMO”)	1	1	3
Corporate	59	24	4
Equity	3	—	—
MBS — interest only securities	—	—	2

Total other-than-temporary impairments	$71	$27	$18

Credit related	$10	$23	$16
Other	61	4	2

Total other-than-temporary impairments	$71	$27	$18

The following discussion provides an analysis of significant other-than-temporary impairments recognized during 2006, 2005 and 2004, the related circumstances giving rise to the other-than-temporary impairments and the potential impact such circumstances may have on other material investments held.

2006

The increase in other-than-temporary impairments during 2006 in comparison to 2005 and 2004 levels is primarily due to the decline in market value of certain issuers that may be adversely impacted by recapitalizations, pushing the Company’s interests lower in the repayment priority (i.e., leveraged buy-outs) or issuers using capital that would not benefit the company’s debt holders’ position (e.g., share repurchase programs) as well as an increase in interest rates from the date of security purchase.

During 2006, other-than-temporary impairments were primarily recorded on corporate fixed maturities, ABS and equity securities. There were no significant other-than-temporary impairments (i.e., $15 or greater) recorded on any single security or issuer. Approximately $13 of other-than-temporary impairments were recorded on corporate fixed maturities within the basic industry sector. Approximately $12 of other-than-temporary impairments were recorded on various corporate fixed maturities within the technology and communications sector and consumer cyclical sector. The ABS other-than-temporary impairments related primarily to investments backed by aircraft lease receivables. Impairments resulted from higher than expected maintenance expenses.

Future other-than-temporary impairment levels will depend primarily on economic fundamentals, political stability, issuer and/or collateral performance and future movements in interest rates. If interest rates continue to increase during 2007 or credit spreads widen, other-than-temporary impairments for 2007 would likely be higher than the 2006 levels. For further discussion of risk factors associated with portfolio sectors with significant unrealized loss positions, see the sector risk factor commentary under the Total Available-for-Sale Securities with Unrealized Loss Greater than Six Months by Type table in the Investment Credit Risk section of the MD&A.

2005

During 2005 there were no significant other-than-temporary impairments (i.e., $15 or greater) recorded on any single security or issuer. The circumstances giving rise to the decline in value of these corporate securities since the date of purchase and potential impact on other material holdings of these issuers are as follows:

•	Approximately $13 of other-than-temporary impairments recorded on corporate securities related to three Canadian paper companies. These companies’ operations have recently suffered from high energy prices and falling demand, in part due to the appreciation of the Canadian dollar in comparison to the U.S. dollar. These investments continue to perform in accordance with the contractual terms of the securities. As of December 31, 2005, the Company held approximately $82 of securities issued by these three companies in a total net unrealized loss position of $5. Substantially all of the securities in an unrealized loss position as of December 31, 2005 were depressed only to a minor extent and, as a result, the unrealized losses were deemed to be temporary in nature.

•	Also included in the corporate securities other-than-temporary impairment amount for 2005 was $6 recorded on securities related to two major automotive manufacturers. The market values of these securities had fallen due to a downward adjustment in earnings and cash flow guidance primarily due to sluggish sales, rising employee and retiree benefit costs and an increased debt service burden. Through 2005, these investments performed in accordance with the contractual terms of the securities. As of December 31, 2005, the Company held approximately $65 of securities issued by these two companies in a total net unrealized loss position of $4. Substantially all of the securities in an unrealized loss position as of December 31, 2005 were depressed only to a minor extent and, as a result, the unrealized losses were deemed to be temporary in nature.

2004

During 2004, there were no significant other-than-temporary impairments (i.e., $15 or greater) recorded on any single security or issuer. In aggregate, other-than-temporary impairments recorded on ABS and corporate fixed maturities primarily related to the decline in market values of certain previously impaired securities.

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

The Company is not exposed to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholders’ equity other than U.S. government and certain U.S. government agencies. For further discussion of concentration of credit risk, see the “Concentration of Credit Risk” section in Note 3 of Notes to Consolidated Financial Statements.

Derivative Instruments

The Company’s derivative counterparty exposure policy establishes market-based credit limits, favors long-term financial stability and creditworthiness and typically requires credit enhancement/credit risk reducing agreements. Credit risk is measured as the amount owed to the Company based on current market conditions and potential payment obligations between the Company and its counterparties. Credit exposures are generally quantified daily, netted by counterparty for each legal entity of the Company, and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of derivatives exceeds the exposure policy thresholds which do not exceed $10. The Company also minimizes the credit risk in derivative instruments by entering into transactions with high quality counterparties rated A1/A or better, which are monitored by the Company’s internal compliance unit and reviewed frequently by senior management. In addition, the compliance unit monitors counterparty credit exposure on a monthly basis to ensure compliance with Company policies and statutory limitations. The Company also maintains a policy of requiring that derivative contracts, other than exchange traded contracts, currency forward contracts, and certain embedded derivatives, be governed by an International Swaps and Derivatives Association Master Agreement which is structured by legal entity and by counterparty and permits right of offset. To date, the Company has not incurred any losses on derivative instruments due to counterparty nonperformance.

In addition to counterparty credit risk, the Company periodically enters into swap agreements in which the Company assumes credit exposure from or reduces credit exposure to a single entity, referenced index or asset pool. Summaries of these derivatives are as follows:

•	Total return swaps and credit spreadlocks involve the periodic exchange of payments with other parties, at specified intervals, calculated using the agreed upon index and notional principal amounts. Generally, no cash or principal payments are exchanged at the inception of the contract. Typically, at the time a swap is entered into, the cash flow streams exchanged by the counterparties are equal in value. As of December 31, 2006 and 2005, the notional value of total return swaps and credit spreadlocks, which exposed the Company to credit risk, totaled $1.6 billion and $1.3 billion, respectively, and the fair value totaled $1 and $4, respectively.

•	Credit default swaps involve a transfer of credit risk of one or many referenced entities from one party to another in exchange for periodic payments. One party to the contract will make a payment based on an agreed upon rate and a notional amount. The second party, who assumes credit exposure, will typically make a payment when there is a credit event and such payment will be equal to the notional value of the swap contract less the value of the referenced security issuer debt obligation. A credit event is generally defined as default on contractually obligated interest or principal payments or bankruptcy. Certain credit default swaps require an upfront premium to be paid at inception of the contract. During 2006, the Company began using credit default swaps to replicate residual CDO interests. These transactions involve the receipt of cash upon entering into the transaction as well as coupon payments throughout the life of the contract. The upfront cash receipts for positions at December 31, 2006, totaled $100, which represents the original liability value of the credit default swaps. For credit default swaps in which the Company is exposed to credit risk, as of December 31, 2006 and 2005, the notional value totaled $1.2 billion and $499, respectively, and the fair value totaled $(92) and $(3), respectively. As of December 31, 2006, the average S&P rating for these referenced security issuer debt obligations is BBB+. For credit default swaps in which the Company has reduced its credit exposure, as of December 31, 2006 and 2005, the notional value totaled $1.9 billion and $179, respectively, and the fair value totaled $(8) and $2, respectively. As of December 31, 2006, the average S&P rating for these referenced security issuer debt obligations is BBB. The increase in notional value of risk reducing credit default swaps since December 31, 2005, primarily related to negative basis trades. These trades involve the purchase of a cash bond along with credit protection on the issuer through a credit default swap in order to lock in a positive spread to LIBOR.

Fixed Maturities

The following table identifies fixed maturity securities by type as of December 31, 2006 and 2005.

Fixed Maturities by Type

	2006					2005
					Percent					Percent
					of Total					of Total
	Amortized	Unrealized	Unrealized	Fair	Fair	Amortized	Unrealized	Unrealized	Fair	Fair
	Cost	Gains	Losses	Value	Value	Cost	Gains	Losses	Value	Value

ABS	$6,373	$38	$(44)	$6,367	14.0%	$6,383	$44	$(73)	$6,354	14.7%
CMBS	10,603	146	(68)	10,681	23.6%	8,311	159	(85)	8,385	19.4%
CMOs	854	8	(5)	857	1.9%	764	3	(4)	763	1.8%
Corporate
Basic industry	1,794	60	(17)	1,837	4.1%	2,004	77	(33)	2,048	4.7%
Capital goods	1,648	90	(10)	1,728	3.8%	1,479	86	(14)	1,551	3.6%
Consumer cyclical	2,031	73	(19)	2,085	4.6%	1,956	71	(32)	1,995	4.6%
Consumer non-cyclical	2,111	64	(24)	2,151	4.7%	2,096	115	(20)	2,191	5.1%
Energy	1,164	56	(9)	1,211	2.7%	1,006	101	(7)	1,100	2.5%
Financial services	6,380	242	(45)	6,577	14.5%	5,861	273	(46)	6,088	14.1%
Technology and communications	2,584	140	(24)	2,700	6.0%	2,653	177	(28)	2,802	6.5%
Transportation	546	14	(6)	554	1.2%	622	29	(5)	646	1.5%
Utilities	2,663	151	(40)	2,774	6.1%	2,445	147	(26)	2,566	5.9%
Other	1,061	21	(12)	1,070	2.4%	1,057	22	(15)	1,064	2.5%
Government/Government agencies
Foreign	568	44	(4)	608	1.3%	646	43	(4)	685	1.6%
United States	542	2	(5)	539	1.2%	435	23	(2)	456	1.1%
MBS — agency	1,808	6	(31)	1,783	3.9%	2,559	6	(39)	2,526	5.8%
Municipal	1,114	23	(15)	1,122	2.5%	926	47	(4)	969	2.2%
Redeemable preferred stock	2	—	—	2	—	6	—	—	6	—
Short-term	694	—	—	694	1.5%	1,047	—	—	1,047	2.4%

Total fixed maturities	$44,540	$1,178	$(378)	$45,340	100.0%	$42,256	$1,423	$(437)	$43,242	100.0%

The Company’s fixed maturity net unrealized gains decreased $186 from December 31, 2005 to December 31, 2006. The decrease was primarily due to an increase in interest rates and decline in the U.S. dollar in comparison to foreign denominated currencies, partially offset by credit spread compression and other-than-temporary impairments taken during the year. Gross unrealized gains and losses were also reduced by securities sold in a gain or loss position, respectively.

For further discussion of risk factors associated with sectors with significant unrealized loss positions, see the sector risk factor commentary under the Total Available-for-Sale Securities with Unrealized Loss Greater than Six Months by Type table in this section of the MD&A.

Securities that have characteristics of fixed maturities and equity securities are referred to as hybrid securities. Hybrid securities that have a preponderance of economic attributes more akin to fixed maturities such as a stated interest rate, a mandatory redemption date or a punitive interest rate step-up feature which would compel the issuer to redeem the security at a specified call date, except in remote circumstances, are included within fixed maturities. Accordingly, the fair value of hybrid securities included in the tables above at December 31, 2006 and 2005 are $2.3 billion and $2.5 billion, respectively.

As of December 31, 2006, investment sector allocations as a percentage of total fixed maturities have not significantly changed since December 31, 2005, with the exception of CMBS and MBS. Throughout 2006, the

Company increased its allocation to CMBS due to the securities’ attractive spread levels, underlying asset diversification and quality and increased participation in securities lending. The decrease in MBS is primarily related to an increase in dollar-roll activity. MBS dollar-roll transactions involve the sale and simultaneous agreement to repurchase a pool of underlying mortgage-backed securities at a future date. The forward purchase agreement is accounted for as a derivative until the repurchase of the MBS is settled, and accordingly, the rolled out securities are not included in the Consolidated Fixed Maturities by Type table above.

As of December 31, 2006, 31% of the fixed maturities were invested in private placement securities, including 22% in Rule 144A offerings to qualified institutional buyers. Private placement securities are generally less liquid than public securities. Most of the private placement securities are rated by nationally recognized ratings agencies.

At the January 2007 Federal Open Market Committee (“FOMC”) meeting, the Federal Reserve maintained the target federal funds rate at 5.25%. The FOMC stated that inflation risks have improved modestly in recent months and inflation pressure was likely to moderate overtime, but maintained the view that upside risk remains. An increase in future interest rates may result in lower fixed maturity valuations, an increase in gross unrealized losses and a decrease in gross unrealized gains.

The following table identifies fixed maturities by credit quality as of December 31, 2006 and 2005. The ratings referenced below are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company’s internal analysis of such securities. The Company held no issuer of a BIG security with a fair value in excess of 4% and 5%, respectively, of the total fair value for BIG securities as of December 31, 2006 and 2005.

Consolidated Fixed Maturities by Credit Quality

	2006			2005
			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value

United States Government/Government agencies	$3,532	$3,513	7.8%	$3,705	$3,691	8.5%
AAA	10,851	10,923	24.1%	8,436	8,524	19.7%
AA	5,334	5,402	11.9%	5,128	5,222	12.1%
A	11,206	11,657	25.7%	11,748	12,297	28.5%
BBB	11,104	11,308	24.9%	10,748	11,019	25.5%
BB & below	1,819	1,843	4.1%	1,444	1,442	3.3%
Short-term	694	694	1.5%	1,047	1,047	2.4%

Total fixed maturities	$44,540	$45,340	100.0%	$42,256	$43,242	100.0%

The following table presents the Company’s unrealized loss aging for total fixed maturity and equity securities classified as available-for-sale, as of December 31, 2006 and 2005, by length of time the security was in an unrealized loss position.

Unrealized Loss Aging of Total Available-for-Sale Securities

	2006			2005
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Loss	Cost	Value	Loss

Three months or less	$7,193	$7,132	$(61)	$9,637	$9,483	$(154)
Greater than three months to six months	959	948	(11)	3,074	3,000	(74)
Greater than six months to nine months	775	757	(18)	769	752	(17)
Greater than nine months to twelve months	1,104	1,087	(17)	1,890	1,829	(61)
Greater than twelve months	8,537	8,260	(277)	2,737	2,603	(134)

Total	$18,568	$18,184	$(384)	$18,107	$17,667	$(440)

The decrease in the unrealized loss amount since December 31, 2005, is primarily the result of asset sales, credit spread compression and other-than-temporary impairments recorded in 2006, offset in part by an increase in interest rates. For further discussion, see the economic commentary under the Consolidated Fixed Maturities by Type table in this section of the MD&A.

As a percentage of amortized cost, the average security unrealized loss at December 31, 2006, and December 31, 2005, was less than 3%. As of December 31, 2006, and December 31, 2005, fixed maturities represented $378, or 98%, and $437, or 99%, respectively, of the Company’s total unrealized loss associated with securities classified as available-for-sale. Other-than-temporary impairments for certain ABS and CMBS are recognized if the fair value of the security, as determined by external pricing sources, is less than its carrying amount and there has been a decrease in the present value of the expected cash flows since the last reporting period. There were no ABS or CMBS included in the table above, as of December 31, 2006 and 2005, for which management’s best estimate of future cash flows adversely changed during the reporting period for which an impairment has not been recorded. For further discussion of the other-than-temporary impairments criteria, see “Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities” included in the Critical Accounting Estimates section of the MD&A and Note 1 of Notes to Consolidated Financial Statements.

The Company held no securities of a single issuer that were at an unrealized loss position in excess of 3% and 7% of the total unrealized loss amount as of December 31, 2006 and 2005, respectively.

The total securities classified as available-for-sale in an unrealized loss position for longer than six months by type as of December 31, 2006 and 2005 are presented in the following table.

Total Available-for-Sale Securities with Unrealized Loss Greater Than Six Months by Type

	2006				2005
				Percent of				Percent of
				Total				Total
	Amortized	Fair	Unrealized	Unrealized	Amortized	Fair	Unrealized	Unrealized
	Cost	Value	Loss	Loss	Cost	Value	Loss	Loss

ABS
Aircraft lease receivables	$99	$73	$(26)	8.3%	$160	$113	$(47)	22.2%
CDOs	130	126	(4)	1.3%	25	24	(1)	0.5%
Credit card receivables	97	95	(2)	0.6%	109	107	(2)	0.9%
Other ABS	509	497	(12)	3.8%	493	484	(9)	4.2%
CMBS	2,399	2,345	(54)	17.4%	1,227	1,193	(34)	16.0%
Corporate
Basic industry	476	463	(13)	4.2%	317	304	(13)	6.1%
Consumer cyclical	372	357	(15)	4.8%	270	256	(14)	6.6%
Consumer non-cyclical	572	553	(19)	6.1%	210	199	(11)	5.2%
Financial services	1,581	1,547	(34)	10.9%	978	951	(27)	12.7%
Technology and communications	500	481	(19)	6.1%	249	237	(12)	5.7%
Transportation	151	146	(5)	1.6%	30	30	—	—
Utilities	748	717	(31)	9.9%	98	93	(5)	2.4%
Other	791	765	(26)	8.3%	294	280	(14)	6.6%
Other securities	1,991	1,939	(52)	16.7%	936	913	(23)	10.9%

Total	$10,416	$10,104	$(312)	100.0%	$5,396	$5,184	$(212)	100.0%

The increase in total unrealized losses greater than six months since December 31, 2005, was primarily driven by an increase in interest rates offset in part by asset sales and other-than-temporary impairments. With the exception of certain ABS security types, the majority of the securities in an unrealized loss position for six months or more as of December 31, 2006, were depressed primarily due to interest rate changes from the date of purchase. The sectors with the most significant concentration of unrealized losses were CMBS and corporate fixed maturities, most significantly within the financial services and utilities sectors. Also, ABS supported by aircraft lease receivables, although improving, continues to be a sector within the Company’s portfolios that contains the most significant concentration of credit risk. The Company’s current view of risk factors relative to these fixed maturity types is as follows:

CMBS — As of December 31, 2006, the Company held 410 different securities that were in an unrealized loss position for greater than six months. The unrealized loss was primarily the result of an increase in interest rates from the security’s purchase date. Substantially all of these securities are investment grade securities priced at, or greater than, 90% of amortized cost as of December 31, 2006. Additional changes in fair value of these securities are primarily dependent on future changes in interest rates.

Financial services — As of December 31, 2006, the Company held approximately 140 different securities in the financial services sector that were in an unrealized loss position for greater than six months. Substantially all of these securities are investment grade securities priced at, or greater than, 90% of amortized cost as of December 31, 2006. These positions are a mixture of fixed and variable rate securities with extended maturity dates, which have been adversely impacted by changes in interest rates after the purchase date. Additional changes in fair value of these securities are primarily dependent on future changes in general market conditions, including interest rates and credit spread movements.

Utilities — As of December 31, 2006, the Company held approximately 80 different securities that were in an unrealized loss position for six months or more. Most of these securities are fixed rate, investment grade securities with extended maturity dates, which have been adversely impacted by changes in interest rates after the purchase date. Additional changes in fair value of these securities are primarily dependent on future changes in general market conditions, including interest rates and credit spread movements.

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

As part of the Company’s ongoing security monitoring process by a committee of investment and accounting professionals, the Company has reviewed its investment portfolio and concluded that there were no additional other-than-temporary impairments as of December 31, 2006 and 2005. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, management’s intent and ability to hold these securities to recovery, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that the prices of the securities in the sectors identified above were temporarily depressed.

The evaluation for other-than-temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other-than-temporary. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. In addition, for securitized financial assets with contractual cash flows (e.g., ABS and CMBS), projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral. As of December 31, 2006 and 2005, management’s expectation of the discounted future cash flows on these securities was in excess of the associated securities’ amortized cost. For a further discussion, see “Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities” included in the Critical Accounting Estimates section of the MD&A and Note 1 of Notes to Consolidated Financial Statements.

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

To calculate duration, projections of asset and liability cash flows are discounted to a present value using interest rate assumptions. These cash flows are then revalued at alternative interest rate levels to determine the percentage change in fair value due to an incremental change in rates. Cash flows from corporate obligations are assumed to be consistent with the contractual payment streams on a yield to worst basis. The primary assumptions used in calculating cash flow projections include expected asset payment streams taking into account prepayment speeds, issuer call options and contract holder behavior. ABS, CMO, MBS and mortgage loans are modeled based on estimates of the rate of future prepayments of principal over the remaining life of the securities. These estimates are developed using prepayment speeds provided in broker consensus data. Such estimates are derived from prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates.

The Company is also exposed to interest rate risk based upon the discount rate assumption associated with the Company’s pension and other postretirement benefit obligations. The discount rate assumption is based upon an interest rate yield curve comprised of bonds rated Aa or higher with maturities primarily between zero and thirty years.

The Company is also exposed to interest rate risk based upon the discount rate assumption associated with the Company’s pension and other postretirement benefit obligations. The discount rate assumption is based upon an interest rate yield curve comprised of bonds rated Aa or higher with maturities primarily between zero and thirty years.

The Company believes that an increase in interest rates from the current levels is generally a favorable development for the Company. Rate increases are expected to provide additional net investment income, increase sales of fixed rate investment products, reduce the cost of the GMWB hedging program, limit the potential risk of margin erosion due to minimum guaranteed crediting rates in certain products and, if sustained, could reduce the Company’s prospective pension expense. Conversely, a rise in interest rates will reduce the net unrealized gain position of the investment portfolio, increase interest expense on the Company’s variable rate debt obligations and, if long-term interest rates rise dramatically within a six to twelve month time period, certain businesses may be exposed to disintermediation risk. Disintermediation risk refers to the risk that policyholders will surrender their contracts in a rising interest rate environment requiring the Company to liquidate assets in an unrealized loss position. In conjunction with the interest rate risk measurement and management techniques, certain of the Company’s fixed income product offerings have market value adjustment provisions at contract surrender.

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

Foreign Currency Exchange Risk

The Company’s foreign currency exchange risk is related to non-U.S. dollar denominated investments, which primarily consist of fixed maturity investments, and non-U.S. dollar denominated liability contracts including its GMIB benefits associated with Japanese variable annuities, assumed from a related party and a yen denominated individual fixed annuity product assumed from a related party. A significant portion of the Company’s foreign fixed maturity currency exposure is mitigated through the use of derivatives.

Derivative Instruments

The Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards, futures and options, in compliance with Company policy and regulatory requirements to mitigate interest rate, equity market or foreign currency exchange rate risk or volatility.

Interest rate swaps and volatility swaps involve the periodic exchange of cash flows with other parties, at specified intervals, calculated using agreed upon rates or other financial variables and notional principal amounts. Generally, no cash or principal payments are exchanged at the inception of the contract. Typically, at the time a swap is entered into, the cash flow streams exchanged by the counterparties are equal in value.

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

Derivative activities are monitored by an internal compliance unit and reviewed frequently by senior management. The notional amounts of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. Notional amounts pertaining to derivative instruments used in the management of market risk at December 31, 2006 and 2005 were $85.2 billion and $76.0 billion, respectively. The increase in the derivative notional amount during 2005 was primarily due to the derivatives associated with the GMWB product feature. For further information, see Note 3 of Notes to Consolidated Financial Statements.

Key Market Risk Exposures

The following discussions focus on the key market risk exposures within the Company’s portfolios.

The Company is responsible for maximizing economic value within acceptable risk parameters, including the management of the interest rate sensitivity of invested assets, while generating sufficient after-tax income to support policyholder and corporate obligations. Fixed maturity portfolios and certain investment contracts and insurance product liabilities have material market exposure to interest rate risk. In addition, operations are significantly influenced by changes in the equity markets. The Company’s profitability depends largely on the amount of assets under management, which is primarily driven by the level of sales, equity market appreciation and depreciation and the persistency of the in-force block of business. The Company’s foreign currency exposure is primarily related to non-U.S. dollar denominated fixed income securities, non-U.S. dollar denominated liability contracts, and certain foreign currency based individual fixed annuity contracts and its GMIB benefits associated with Japanese variable annuities, both assumed from a related party.

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

Fixed Maturity Investments

The Company’s investment portfolios primarily consist of investment grade fixed maturity securities, including corporate bonds, ABS, CMBS, tax-exempt municipal securities and CMOs. The fair value of fixed maturities was $45.3 billion and $43.2 billion at December 31, 2006 and 2005, respectively. The fair value of fixed maturities and other invested assets fluctuates depending on the interest rate environment and other general economic conditions. During periods of declining interest rates, paydowns on MBS and CMOs increase as the underlying mortgages are prepaid. During such periods, the Company generally will not be able to reinvest the proceeds of any such prepayments at comparable yields. Conversely, during periods of rising interest rates, the rate of prepayments generally declines, exposing the Company to the possibility of asset/liability cash flow and yield mismatch. The weighted average duration of the fixed maturity portfolio was approximately 5.2 and 5.3 years as of December 31, 2006 and 2005, respectively.

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

The Company also manages the risk of certain insurance liabilities similarly to investment type products due to the relative predictability of the aggregate cash flow payment streams. Products in this category may contain significant actuarial (including mortality and morbidity) pricing and cash flow risks. Product examples include structured settlement contracts and on-benefit annuities (i.e., the annuitant is currently receiving benefits thereon). The cash outflows associated with these policy liabilities are not interest rate sensitive but do vary based on the timing and amount of benefit payments. The primary risks associated with these products are that the benefits will exceed expected actuarial pricing and/or that the actual timing of the cash flows will differ from those anticipated, resulting in an investment return lower than that assumed in pricing. Average contract duration can range from less than one year to typically up to fifteen years.

Derivatives

The Company utilizes a variety of derivative instruments to mitigate interest rate risk. Interest rate swaps are primarily used to convert interest receipts or payments to a fixed or variable rate. The use of such swaps enables the Company to customize contract terms and conditions to customer objectives and satisfies the operation’s asset/

liability duration matching policy. Occasionally, swaps are also used to hedge the variability in the cash flow of a forecasted purchase or sale due to changes in interest rates.

Interest rate caps and floors, swaptions and option contracts are primarily used to hedge against the risk of liability contract holder disintermediation in a rising interest rate environment, and to offset the changes in fair value of corresponding derivatives embedded in certain of the Company’s fixed maturity investments. Interest rate caps are also used to manage the duration risk in certain portfolios.

At December 31, 2006 and 2005, notional amounts pertaining to derivatives utilized to manage interest rate risk totaled $13.4 billion and $9.1 billion, respectively ($9.3 billion and $6.0 billion, respectively, related to investments and $4.1 billion and $3.1 billion, respectively, related to life liabilities). The fair value of these derivatives was $(30) and $(14) as of December 31, 2006 and 2005, respectively.

Calculated Interest Rate Sensitivity

The after-tax change in the net economic value of investment contracts (e.g., guaranteed investment contracts) and certain insurance product liabilities (e.g., short-term and long-term disability contracts), for which the payment rates are fixed at contract issuance and the investment experience is substantially absorbed by the Company, are included in the following table along with the corresponding invested assets. Also included in this analysis are the interest rate sensitive derivatives used by the Company to hedge its exposure to interest rate risk. Certain financial instruments, such as limited partnerships, have been omitted from the analysis due to the fact that the investments are accounted for under the equity method and generally lack sensitivity to interest rate changes. Separate account assets and liabilities are excluded from the analysis because gains and losses in separate accounts accrue to policyholders. The calculation of the estimated hypothetical change in net economic value below assumes a 100 basis point upward and downward parallel shift in the yield curve.

	Change in Net Economic Value as of December 31,
	2006		2005

Basis point shift	−100	+ 100	−100	+ 100

Amount	$(29)	$—	$(53)	$3

The fixed liabilities included above represented approximately 60% of the Company’s general account liabilities as of December 31, 2006 and 2005. The assets supporting the fixed liabilities are monitored and managed within rigorous duration guidelines using scenario simulation techniques, and are evaluated on an annual basis, in compliance with regulatory requirements.

The after-tax change in fair value of the invested asset portfolios that support certain universal life-type contracts and other insurance contracts are shown in the following table. The cash flows associated with these liabilities are less predictable than fixed liabilities. The Company identifies the most appropriate investment strategy based upon the expected policyholder behavior and liability crediting needs. The calculation of the estimated hypothetical change in fair value below assumes a 100 basis point upward and downward parallel shift in the yield curve.

	Change in Fair Value as of December 31,
	2006		2005

Basis point shift	−100	+ 100	−100	+ 100

Amount	$398	$(390)	$436	$(419)

The selection of the 100 basis point parallel shift in the yield curve was made only as an illustration of the potential hypothetical impact of such an event and should not be construed as a prediction of future market events. Actual results could differ materially from those illustrated above due to the nature of the estimates and assumptions used in the above analysis. The Company’s sensitivity analysis calculation assumes that the composition of invested assets and liabilities remain materially consistent throughout the year and that the current relationship between short-term and long-term interest rates will remain constant over time. As a result, these calculations may not fully capture the impact of portfolio re-allocations, significant product sales or non-parallel changes in interest rates.

Equity Risk

The Company’s operations are significantly influenced by changes in the equity markets, primarily in the U.S., but increasingly in Japan and other global markets due to the reinsurance of GMIB and GMDB. The Company’s profitability in its investment products business depends largely on the amount of assets under management, which is primarily driven by the level of sales, equity market appreciation and depreciation and the persistency of the in-force block of business. Prolonged and precipitous declines in the equity markets can have a significant effect on the Company’s operations, as sales of variable products may decline and surrender activity may increase, as customer sentiment towards the equity market turns negative. Lower assets under management will have a negative effect on the Company’s financial results, primarily due to lower fee income related to the Retail, Retirement Plans and Institutional and, to a lesser extent, the Individual Life segment, where a heavy concentration of equity linked products are administered and sold. Furthermore, the Company may experience a reduction in profit margins if a significant portion of the assets held in the variable annuity separate accounts move to the general account and the Company is unable to earn an acceptable investment spread, particularly in light of the low interest rate environment and the presence of contractually guaranteed minimum interest credited rates, which for the most part are at a 3% rate.

In addition, immediate and significant declines in one or more equity markets may also decrease the Company’s expectations of future gross profits in one or more product lines, which are utilized to determine the amount of DAC to be amortized in reporting product profitability in a given financial statement period. A significant decrease in the Company’s future estimated gross profits would require the Company to accelerate the amount of DAC amortization in a given period, which could potentially cause a material adverse deviation in that period’s net income. Although an acceleration of DAC amortization would have a negative effect on the Company’s earnings, it would not affect the Company’s cash flow or liquidity position.

The Company’s statutory financial results also have exposure to equity market volatility due to the issuance of variable annuity contracts with guarantees. Specifically, in scenarios where equity markets decline substantially, we would expect significant increases in the amount of statutory surplus the Company would have to devote to maintain targeted rating agency and regulatory risk based capital (“RBC”) ratios (via the C3 Phase II methodology) and other similar solvency margin ratios. Various actions have been taken to partially mitigate this risk including the use of guaranteed benefit reinsurance, dynamic hedging programs of US GMWB’s, and other statutory reserve hedges.

The Company sells variable annuity contracts that offer one or more benefit guarantees, the value of which generally increase with declines in equity markets. As is described in more detail below, the Company manages the equity market risks embedded in these guarantees through reinsurance, product design and hedging programs. The Company believes its ability to manage these equity market risks by these means gives it a competitive advantage; and, in particular, its ability to create innovative product designs that allow the Company to meet identified customer needs while generating manageable amounts of equity market risk. The Company’s relative sales and variable annuity market share have generally increased during periods when it has recently introduced new products to the market. In contrast, the Company’s relative sales and market share have generally decreased when competitors introduce products that cause an issuer to assume larger amounts of equity and other market risk than the Company is confident it can prudently manage. The Company believes its long-term success in the variable annuity market will continue to be aided by successful innovation that allows the Company to offer attractive product features in tandem with prudent equity market risk management. In the absence of this innovation, the Company’s market share in one or more of its markets could decline. In recent years, the Company has experienced lower levels of U.S. variable annuity sales as competitors continue to introduce new equity guarantees of increasing risk and complexity. New product development is an ongoing process that the Company expects to use to combat competitive sales pressure. Depending on the degree of consumer receptivity and competitor reaction to continuing changes in the Company’s product offerings, the Company’s future level of sales will continue to be subject to uncertainty.

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

The Company sells variable annuity contracts that offer various guaranteed death benefits. The Company maintains a liability, under SOP 03-1, for the death benefit costs of $476, as of December 31, 2006. Declines in the equity market may increase the Company’s net exposure to death benefits under these contracts. The majority of the contracts with the guaranteed death benefit feature are sold by the Retail Products Group segment. For certain guaranteed death benefits, The Hartford pays the greater of (1) the account value at death; (2) the sum of all premium payments less prior withdrawals; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary. For certain guaranteed death benefits sold with variable annuity contracts beginning in June 2003, the Retail Products Group segment pays the greater of (1) the account value at death; or (2) the maximum anniversary value; not to exceed the account value plus the greater of (a) 25% of premium payments, or (b) 25% of the maximum anniversary value of the contract. The Company currently reinsures a significant portion of these death benefit guarantees associated with its in-force block of business. Under certain of these reinsurance agreements, the reinsurers exposure is subject to an annual cap.

The Company’s total gross exposure (i.e. before reinsurance) to these U.S. guaranteed death benefits as of December 31, 2006 is $5.0 billion. Due to the fact that 83% of this amount is reinsured, the Company’s net exposure is $824. This amount is often referred to as the retained net amount at risk. However, the Company will incur these guaranteed death benefit payments in the future only if the policyholder has an in-the-money guaranteed death benefit at their time of death.

HLAI, a subsidiary of the Company, has assumed through reinsurance certain guaranteed minimum income benefits offered in connection with variable annuity contracts issued by HLIKK, a related party and subsidiary of Hartford Life. Effective July 31, 2006, the reinsurance agreement between HLAI and HLIKK was modified such that the reinsurance of the GMIB riders issued by HLIKK prior to April 1, 2005 was recaptured by HLIKK. On the date of the recapture, HLAI forgave the reinsurance derivative asset of $110 and paid HLIKK $38. The net result of the recapture was recorded as a dividend of $93, after-tax. GMIB riders issued by HLIKK subsequent to April 1, 2005 continue to be reinsured by HLAI. Declines in equity markets as well as a strengthening of the Japanese Yen in comparison to the U.S. dollar may increase the Company’s exposure to these guaranteed benefits. This increased exposure may be significant in extreme market scenarios. Depending on the underlying contract form, benefits are paid from HLAI to HLIKK either on the guaranteed annuity commencement date, when the contract holder’s account value is less than the present value of minimum guaranteed annuity payments, or alternatively, during the annuitization phase, when the contract holder’s account value is reduced to zero or upon death of the contract holder. The Company will incur these guaranteed income benefits in the future only if the contract holder has a guaranteed benefit that is in-the-money at the time of annuitization. The change in value of the GMIB reinsurance agreement for the year ended December 31, 2006 was a loss of $53, before-tax, respectively. (Included in the 2006 amounts were losses of a net $60, before-tax, related to changes in policyholder behavior assumptions and modeling refinements made by the Company during the year ended December 31, 2006.) The change in value of the GMIB reinsurance agreement for the year ended December 31, 2005 was a gain of $113, before-tax. As of December 31, 2006, the notional and fair value related to the reinsurance derivative was $12.3 billion and $119, respectively. As of December 31, 2005, the notional and fair value related to the reinsurance derivative was $16.8 billion and $72, respectively.

Also, effective July 31, 2006 the reinsurance agreement between HLAI and HLIKK was modified to include the guaranteed minimum death benefits (“GMDB”) on covered contracts that have an associated GMIB rider. The modified reinsurance agreement applies to all contracts issued after July 31, 2006 as well as to in force GMIB riders and GMDB issued before July 31, 2006, but on or after April 1, 2005. The Company maintains a death benefit liability under SOP 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” which was immaterial as of December 31, 2006.

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

As part of the recapture, the Company also received forward starting Standard and Poor’s (“S&P”) 500 put options, as well as S&P index futures and interest rate swap contracts (“anticipated future sales hedges”) to economically hedge the equity volatility risk exposure associated with anticipated future sales of the GMWB rider. As of December 31, 2006, there were no open anticipated future sales hedges and the net after-tax gain related to this hedge strategy was less than $1 for the year ended December 31, 2005.

The net effect of the change in value of the embedded derivative net of the results of the hedging program was a gain (loss) of $(26) and $(55) before deferred policy acquisition costs and tax effects for the years ended December 31, 2006 and 2005, respectively. As of December 31, 2006 and 2005, the notional related to the embedded derivatives, the hedging strategy, and reinsurance was $53.3 billion and $45.5 billion, respectively, and the fair value was $377 and $166, respectively.

The Company employs additional strategies to manage equity market risk in addition to the derivative and reinsurance strategy described above that economically hedges the fair value of the U.S. GMWB rider. Notably, the Company purchases one and two year S&P 500 Index put option contracts to economically hedge certain liabilities that could increase if the equity markets decline. As of December 31, 2006 and 2005, the notional value related to this strategy was $2.3 billion and $1.1 billion, respectively, while the fair value related to this strategy was $29 and $14, respectively. Because this strategy is intended to partially hedge certain equity-market sensitive liabilities calculated under statutory accounting (see Capital Resources and Liquidity), changes in the value of the put options may not be closely aligned to changes in liabilities determined in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”), causing volatility in GAAP net income. The Company anticipates employing similar strategies in the future, which could further increase volatility in GAAP net income.

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

Foreign Currency Exchange Risk

The Company’s foreign currency exchange risk is related to non-U.S. dollar denominated investments, which primarily consist of fixed maturity investments and non-U.S. dollar denominated liability contracts including its GMIB benefits associated with Japanese variable annuities, assumed from a related party and a yen denominated individual fixed annuity product assumed from a related party. A significant portion of the Company’s foreign currency exposure is mitigated through the use of derivatives.

Fixed Maturity Investments

The risk associated with the non-U.S. dollar denominated fixed maturities relates to potential decreases in value and income resulting from unfavorable changes in foreign exchange rates. The fair value of the non-U.S. dollar denominated fixed maturities, which are primarily denominated in euro, sterling, yen and Canadian dollars, at December 31, 2006 and 2005, were approximately $1.8 billion and $1.9 billion, respectively. In order to manage its currency exposures, the Company enters into foreign currency swaps and forwards to hedge the variability in cash flows associated with certain foreign denominated fixed maturities. These foreign currency swap agreements are structured to match the foreign currency cash flows of the hedged foreign denominated securities. At December 31, 2006 and 2005, the derivatives used to hedge currency exchange risk related to non-U.S. dollar denominated fixed maturities had a total notional value of $1.4 billion and $1.9 billion, respectively, and total fair value of $(328) and $(230), respectively.

Liabilities

In 2006, the Company began issuing certain non-U.S. dollar denominated funding agreement liability contracts. The Company hedges the foreign currency risk associated with these liability contracts with currency rate swaps. At December 31, 2006, the derivatives used to hedge foreign currency exchange risk related to foreign denominated liability contracts had a total notional value of $585 and a total fair value of $(11).

The yen based fixed annuity product is written by HLIKK and ceded to the Company. The underlying investment involves investing in U.S. securities markets, which offer favorable credit spreads. The yen denominated fixed annuity product (“yen fixed annuities”) assumed is recorded in the consolidated balance sheets with invested assets denominated in U.S. dollars while policyholder liabilities are denominated in yen and converted to U.S. dollars based upon the December 31, 2006 yen to U.S. dollar spot rate. The difference between U.S. dollar denominated investments and yen denominated liabilities exposes the Company to currency risk. The Company manages this currency risk associated with the yen fixed annuities primarily with pay variable U.S. dollar and receive fixed yen currency swaps. As of December 31, 2006 and 2005, the notional value and fair value of the currency swaps were $1.9 billion and $1.7 billion, respectively, and $(225) and $(179), respectively. Although economically an effective hedge, a divergence between the yen denominated fixed annuity product liability and the currency swaps exists primarily due to the difference in the basis of accounting between the liability and the derivative instruments (i.e. historical cost versus fair value). The yen denominated fixed annuity product liabilities are recorded on a historical cost basis and are only adjusted for changes in foreign spot rates and accrued income. The currency swaps are recorded at fair value incorporating changes in value due to changes in forward foreign exchange rates, interest rates and accrued income. An after-tax net gain (loss) of $(11) and $(23) for the years ended December 31, 2006 and 2005, respectively, which includes the changes in value of the currency swaps, excluding net periodic coupon settlements, and the yen fixed annuity contract remeasurement, was recorded in net realized capital gains and losses.

Based on the fair values of non-U.S. dollar denominated investments and derivative instruments (including its yen based individual fixed annuity product) as of December 31, 2006 and 2005, management estimates that a 10% unfavorable change in exchange rates would decrease the fair values by an after-tax total of $3 and $6, respectively. The estimated impact was based upon a 10% change in December 31 spot rates. The selection of the 10% unfavorable change was made only for illustration of the potential hypothetical impact of such an event and should not be construed as a prediction of future market events. Actual results could differ materially from those illustrated above due to the nature of the estimates and assumptions used in the above analysis.

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

As of December 31, 2006, $258 of Consumer Notes had been issued. These notes have interest rates ranging from 5.0% to 6.0% for fixed notes and consumer price index plus 175 basis points to 225 basis points for variable notes. The aggregate maturities of Consumer Notes are as follows: $230 in 2008, $10 in 2009, $18 in 2011. For 2006 interest credited to holders of Consumer Notes was $2.

Contractual Obligations

The following table identifies the Company’s contractual obligations by payment due period.

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating leases	$113	32	52	25	4
Policyholder obligations(1)	362,372	21,925	47,122	47,411	245,914
Other long-term liabilities	2,578	2,536	—	—	42

Consumer Notes	289	14	255	20	—

Total	$365,352	24,507	47,429	47,456	245,960

(1)	Estimated life and annuity obligations include death claims, policy surrenders, policyholder dividends, and trail commissions offset by expected future deposits and premiums on in-force contracts. Estimated contractual policyholder obligations are based on mortality and lapse assumptions comparable with Company’s historical experience, modified for recent observed trends. The Company has also assumed market growth and interest crediting consistent with assumptions used in amortizing deferred acquisition costs. In contrast to this table, the majority of the Company’s obligations are recorded on the balance sheet at the current account value, as described in Critical Accounting Estimates, and do not incorporate an expectation of future market growth, interest crediting, or future deposits. Therefore, the estimated contractual policyholder obligations presented in this table significantly exceed the liabilities recorded in reserve for future policy benefits and unpaid claims and claim adjustment expenses, other policyholder funds and benefits payable and separate account liabilities. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results. As separate account obligations are legally insulated from general account obligations, the separate account obligations will be fully funded by cash flows from separate account assets. The Company expects to fully fund the general account obligations from cash flows from general account investments and future deposits and premiums.

Cash Flow	2006	2005	2004

Cash provided by operating activities	$2,765	$1,288	$755
Cash used for investing activities	(4,348)	(2,357)	(915)
Cash provided by financing activities	1,644	978	280
Cash — End of Year	186	124	216

2006 Compared to 2005 — The increase in cash provided by operating activities was primarily the result of the timing of funds received for policyholder accounts, and an increase in DAC amortization and depreciation expense. The cash used for investing activities as compared to the prior year period was higher primarily due to lower proceeds from investments and higher purchases of investments. The increase in net cash provided by financing activities was primarily due to issuance of consumer notes as well as higher net receipts from policyholders compared to 2005. Operating cash flows in both periods have been more than adequate to meet liquidity requirements.

2005 Compared to 2004  — The increase in cash provided by operating activities was primarily the result of the timing of funds received for policyholder accounts, and timing of the settlement of receivables and payables. The cash used for investing activities as compared to the prior year period was higher primarily due to higher purchases of investments, partially offset by higher sales of investments. The increase in net cash provided by financing activities was primarily due to an increase in net receipts from policyholders accounts and a capital contribution of $129 that occurred in 2005 relating to the recapture of an indemnity reinsurance arrangement from HLA. For further discussion of this transaction, see Note 17. Operating cash flows in both periods have been more than adequate to meet liquidity requirements.

Dividends

The Company declared $417, $510 and $549 in dividends to HLA for 2006, 2005 and 2004, respectively. Future dividend decisions will be based on, and affected by, a number of factors, including the operating results and financial requirements of the Company on a stand-alone basis and the impact of regulatory restrictions.

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

The following table summarizes Hartford Life Insurance Company’s significant member companies’ financial ratings from the major independent rating organizations as of February 23, 2007:

	A.M. Best	Fitch	Standard & Poor’s	Moody’s

Insurance Ratings
Hartford Life Insurance Company	A+	AA	AA−	Aa3
Hartford Life and Annuity	A+	AA	AA−	Aa3
Other Ratings
Hartford Life Insurance Company:
Short Term Rating	—	—	A-1+	P-1
Consumer Notes	A+	AA−	AA−	A-1

The agencies consider many factors in determining the final rating of an insurance company. One consideration is the relative level of statutory surplus necessary to support the business written. Statutory surplus represents the capital of the insurance company reported in accordance with accounting practices prescribed by the applicable state insurance department.

Equity Markets

The Company’s statutory financial results also have exposure to equity market volatility due to the issuance of variable annuity contracts with guarantees. Specifically, in scenarios where equity markets decline substantially, we would expect significant increases in the amount of statutory surplus the Company would have to devote to maintain targeted rating agency and regulatory risk based capital (“RBC”) ratios (via the C3 Phase II methodology) and other similar solvency margin ratios. Various actions have been taken to partially mitigate this risk including the use of guaranteed benefit reinsurance, dynamic hedging programs of US GMWB’s, and other statutory reserve hedges.

Risk-Based Capital

The National Association of Insurance Commissioners (“NAIC”) has regulations establishing minimum capitalization requirements based on risk-based capital (“RBC”) formulas for both life and property and casualty companies. The requirements consist of formulas, which identify companies that are undercapitalized and require specific regulatory actions. The RBC formula for life companies establishes capital requirements relating to insurance, business, asset and interest rate risks. As of December 31, 2006, Hartford Life Insurance Company had more than sufficient capital to meet the NAIC’s minimum RBC requirements.

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

For a discussion regarding contingencies related to the manner in which the Company compensates brokers and other producers, please see “Overview — Broker Compensation” above.

Regulatory Developments — For a discussion regarding contingencies related to regulatory developments that affect the Company, please see “Overview — Regulatory Developments” above.

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

Evaluation of disclosure controls and procedures

The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of December 31, 2006.

Changes in internal control over financial reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2006 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. During the fourth fiscal quarter of 2006, the Company decided to outsource certain information technology infrastructure services beginning in 2007, which will materially affect internal controls over financial reporting in 2007.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”) for the audit of the Company’s annual financial statements, audit-related services, tax services and all other services for the years ended December 31, 2006 and 2005.

	Year Ended	Year Ended
	December 31,	December 31,
	2006	2005

(1) Audit fees	$6,621,494	$4,813,471
(2) Audit-related fees(a)	—	36,730
(3) Tax fees(b)	—	11,000
(4) All other fees	85,251	—

(a)	Fees for the year ended December 31, 2006 principally consisted of internal control reviews. Fees for the year ended December 31, 2005 principally consisted of due diligence assistance and services relating to acquisitions and divestitures and internal control reviews.

(b)	Principally consisted of domestic tax compliance services and tax examination assistance.

The Hartford’s Audit Committee (the “Committee”) concluded that the provision of the non-audit services provided to The Hartford by the Deloitte Entities during 2006 and 2005 was compatible with maintaining the Deloitte Entities’ independence.

The Committee has established policies requiring its pre-approval of audit and non-audit services provided by the independent auditor. The policies require that the Committee pre-approve specifically described audit and audit-related services annually. For the annual pre-approval, the Committee approves categories of audit services and audit-related services and related fee budgets. For all pre-approvals, the Committee considers whether such services are consistent with the rules of the Securities and Exchange Commission and the Public Company Accounting

Oversight Board on auditor independence. The independent auditor and management report to the Committee on a timely basis regarding the services rendered by and actual fees paid to the independent auditor to ensure that such services are within the limits approved by the Committee. The Committee’s policies require specific pre-approval of all tax services, internal control-related services and all other permitted services on an individual project basis. As provided by the Committee’s policies, the Committee has delegated to its Chairman the authority to address any requests for pre-approval of services between Committee meetings, up to a maximum of $100,000. The Chairman must report any pre-approvals to the full Committee at its next scheduled meeting.

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
Hartford, Connecticut

We have audited the accompanying consolidated balance sheets of Hartford Life Insurance Company and its subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the consolidated financial statement schedules listed in the Index at S-1 to S-3. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hartford Life Insurance Company and its subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 of the consolidated financial statements, the Company changed its method of accounting and reporting for certain nontraditional long-duration contracts and for separate accounts in 2004.

DELOITTE & TOUCHE LLP

Hartford, Connecticut
February 21, 2007

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

Consolidated Statements of Income

	For the Years Ended December 31,
	2006	2005	2004
	(In millions)

Revenues
Fee income and other	$3,113	$2,811	$2,592
Earned premiums	547	449	484
Net investment income	2,728	2,569	2,470
Net realized capital gains (losses)	(299)	75	140

Total revenues	6,089	5,904	5,686

Benefits, claims and expenses
Benefits, claims and claim adjustment expenses	3,205	3,008	3,111
Insurance expenses and other	853	798	709
Amortization of deferred policy acquisition costs and present value of future profits	1,175	945	825
Dividends to policyholders	22	37	29

Total benefits, claims and expenses	5,255	4,788	4,674

Income before income tax expense and cumulative effect of accounting changes	834	1,116	1,012
Income tax expense	103	207	29

Income before cumulative effect of accounting changes	731	909	983
Cumulative effect of accounting changes, net of tax	—	—	(18)

Net income	$731	$909	$965

See Notes to Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

	As of December 31,
	2006	2005
	(In millions,
	except for share data)

ASSETS
Investments
Fixed maturities, available for sale, at fair value (amortized cost of $44,540 and $42,256)	$45,340	$43,242
Equity securities, available for sale, at fair value (cost of $267 and $303)	275	310
Equity securities, held for trading, at fair value	1	1
Policy loans, at outstanding balance	2,009	1,971
Mortgage loans on real estate	2,631	1,355
Other investments	1,024	579

Total investments	51,280	47,458
Cash	186	124
Premiums receivable and agents’ balances	29	23
Reinsurance recoverables	1,393	1,114
Deferred policy acquisition costs and present value of future profits	7,334	7,101
Deferred income taxes	(491)	(516)
Goodwill	186	186
Other assets	1,290	1,611
Separate account assets	179,943	150,523

Total assets	$241,150	$207,624

LIABILITIES
Reserve for future policy benefits	$8,209	$7,406
Other policyholder funds	40,191	38,399
Consumer Notes	258	—
Other liabilities	4,890	3,959
Separate account liabilities	179,943	150,523

Total liabilities	233,491	200,287

Commitments and contingent liabilities, Note 11	—	—

Stockholder’s Equity
Common stock — 1,000 shares authorized, issued and outstanding, par value $5,690	6	6
Capital surplus	2,586	2,405
Accumulated other comprehensive income
Net unrealized capital gains on securities, net of tax	290	464
Foreign currency translation adjustments	1	(1)

Total accumulated other comprehensive income	291	463

Retained earnings	4,777	4,463

Total stockholder’s equity	7,660	7,337

Total liabilities and stockholder’s equity	$241,150	$207,624

See Notes To Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

Consolidated Statements Of Changes In Stockholder’s Equity

			Accumulated Other
			Comprehensive Income (Loss)
			Net Unrealized	Net (Loss)
			Capital	Gain On Cash	Foreign
			Gains (Losses)	Flow Hedging	Currency		Total
	Common	Capital	On Securities,	Instruments,	Translation	Retained	Stockholder’s
	Stock	Surplus	Net of Tax	Net of Tax	Adjustments	Earnings	Equity
	(In millions)

2006
Balance, December 31, 2005	$6	$2,405	$577	$(113)	$(1)	$4,463	$7,337
Comprehensive income
Net income						731	731
Other comprehensive income, net of tax(1)
Net change in unrealized capital gains (losses) on securities(2)			(77)				(77)
Net loss on cash flow hedging instruments				(97)			(97)
Cumulative translation adjustments					2		2
Total other comprehensive income
Total comprehensive income
Capital contribution from parent		181					181
Dividends declared						(417)	(417)

Balance, December 31, 2006	$6	$2,586	$500	$(210)	$1	$4,777	$7,660

2005
Balance, December 31, 2004	$6	$2,240	$1,124	$(184)	$(1)	$4,064	$7,249
Comprehensive income
Net income						909	909

Other comprehensive income, net of tax(1)
Net change in unrealized capital gains (losses) on securities(2)			(547)				(547)
Net loss on cash flow hedging instruments				71			71

Total other comprehensive income							(476)

Total comprehensive income							433

Capital contribution from parent		165					165
Dividends declared						(510)	(510)

Balance, December 31, 2005	$6	$2,405	$577	$(113)	$(1)	$4,463	$7,337

2004
Balance, December 31, 2003	$6	$2,240	$728	$(17)	$(1)	$3,648	$6,604
Comprehensive income
Net income						965	965

Other comprehensive income, net of tax(1)
Cumulative effect of accounting change			292				292
Net change in unrealized capital gains (losses) on securities(2)			104				104
Net loss on cash flow hedging instruments				(167)			(167)

Total other comprehensive income							229

Total comprehensive income							1,194

Dividends declared						(549)	(549)

Balance, December 31, 2004	$6	$2,240	$1,124	$(184)	$(1)	$4,064	$7,249

(1)	Net change in unrealized capital gain on securities is reflected net of tax provision (benefit) and other items of $(42), $(295), and $56 for the years ended December 31, 2006, 2005 and 2004, respectively. Net (loss) gain on cash flow hedging instruments is net of tax provision (benefit) of $(52), $38 and $(90) for the years ended December 31, 2006, 2005 and 2004, respectively. There is no tax effect on cumulative translation adjustments.

(2)	There were reclassification adjustments for after-tax gains (losses) realized in net income of $(75), $26 and $78 for the years ended December 31, 2006, 2005 and 2004 respectively.

See Notes to Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2006	2005	2004
	(In millions)

Operating Activities
Net income	$731	$909	$965
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	1,175	945	825
Additions to deferred policy acquisition costs and present value of future profits	(1,351)	(1,226)	(1,375)
Change in:
Reserve for future policy benefits, unpaid losses and loss adjustment expenses and unearned premiums	836	129	726
Reinsurance recoverables	(47)	177	(15)
Receivables	11	(3)	(3)
Payables and accruals	210	385	(212)
Accrued and deferred income taxes	340	36	(21)
Net realized capital losses (gains)	299	(75)	(140)
Depreciation and amortization	404	239	73
Cumulative effect of accounting change, net of tax	—	—	18
Other, net	157	(228)	(86)

Net cash provided by operating activities	2,765	1,288	755

Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	19,517	19,727	18,457
Equity securities, available-for-sale	249	38	75
Mortgage loans	301	354	238
Partnerships	91	169	34
Payments for the purchase of:
Fixed maturities, available-for-sale	(22,017)	(21,511)	(19,309)
Equity securities, available-for-sale	(455)	(60)	(92)
Mortgage loans	(1,574)	(915)	(564)
Partnerships	(496)	(337)	(111)
Change in policy loans, net	(39)	647	(148)
Change in payables for collateral under securities lending, net	788	(276)	19
Change in all other, net	(713)	(193)	486

Net cash used for investing activities	(4,348)	(2,357)	(915)

Financing Activities
Capital contributions		129	—
Dividends paid	(300)	(498)	(549)
Proceeds from issuance of consumer notes	258	—	—
Net receipts from investment and universal life-type contracts	1,686	1,347	829

Net cash provided by financing activities	1,644	978	280

Impact of foreign exchange	1	(1)	—
Net (decrease) increase in cash	62	(92)	120

Cash — beginning of year	124	216	96

Cash — end of year	$186	$124	$216

Supplemental Disclosure of Cash Flow Information:
Net Cash (Received) Paid During the Year for:
Income taxes	$(163)	$149	$42

See Notes to Consolidated Financial Statements.

Supplemental schedule of noncash operating and financing activities:

The Company recaptured an indemnity reinsurance arrangement with Hartford Life and Accident Insurance Company in 2005. In conjunction with this transaction, the Company recorded a noncash capital contribution of $36 and a related extinguishment of the reinsurance recoverable liability.

The Company made noncash dividends of $117 and received noncash capital contributions of $154 from its parent company during 2006 related to the guaranteed minimum income benefit reinsurance agreement with Hartford Life Insurance, K.K.

The Company received, noncash capital contributions from its parent of $25 to settle intercompany balances related to stock compensation.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in millions, unless otherwise stated)

Note 1.	Basis of Presentation and Accounting Policies

Basis of Presentation —

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

The consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”), which differ materially from the accounting practices prescribed by various insurance regulatory authorities.

Consolidation  —

The consolidated financial statements include the accounts of Hartford Life Insurance Company in which the Company directly or indirectly has a controlling financial interest and those variable interest entities (“VIE”) in which the Company is the primary beneficiary. The Company determines if it is the primary beneficiary using both qualitative and quantitative analysis. Entities in which Hartford Life Insurance Company does not have a controlling financial interest but in which the Company has significant influence over the operating and financing decisions are reported using the equity method. All material intercompany transactions and balances between Hartford Life Insurance Company and its subsidiaries and affiliates have been eliminated. For further discussion see Note 3.

Use of Estimates  —

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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications —

Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

Adoption of New Accounting Standards —

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance for how errors should be evaluated to assess materiality from a quantitative perspective. SAB 108 permits companies to initially apply its provisions by either restating prior financial statements or recording the cumulative effect of initially applying the approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment to retained earnings. The Company adopted SAB 108 on December 31, 2006. The adoption had no effect on the Company’s consolidated financial condition or results of operations.

Share-Based Payment

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123(R) requires companies to recognize compensation costs for share-based payments to employees based on the grant-date fair value of the award. In January 2003, the Company began expensing all stock-based compensation awards granted or modified after January 1, 2003 under the fair value recognition provisions of SFAS 123 and therefore the adoption of SFAS 123(R) did not have a material effect on the Company’s financial position or results of operations and is not expected to have a material effect on future operations.

The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments

In November 2005, the FASB released FASB Staff Position Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which effectively replaces Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). FSP 115-1 contains a three-step model for evaluating impairments and carries forward the disclosure requirements in EITF Issue No. 03-1 pertaining to securities in an unrealized loss position. Under the model, any security in an unrealized loss position is considered impaired; an evaluation is made to determine whether the impairment is other-than-temporary; and, if an impairment is considered other-than-temporary, a realized loss is recognized to write the security’s cost or amortized cost basis down to fair value. FSP 115-1 references existing other-than-temporary impairment guidance for determining when an impairment is other-than-temporary and clarifies that subsequent to the recognition of an other-than-temporary impairment loss for debt securities, an investor shall account for the security using the constant effective yield method. The Company adopted FSP 115-1 upon issuance. The adoption did not have a material effect on the Company’s consolidated financial condition or results of operations.

Non-Traditional Long Duration Contracts

In July 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

SOP 03-1 was effective for financial statements for fiscal years beginning after December 15, 2003. At the date of initial application, January 1, 2004, the cumulative effect of the adoption of SOP 03-1 on net income and other comprehensive income was comprised of the following individual impacts shown net of income tax benefit of $10:

		Other
		Comprehensive
Components of Cumulative Effect of Adoption	Net Income	Income

Establishing GMDB and other benefit reserves for annuity contracts	$(50)	$—
Reclassifying certain separate accounts to general account	30	294
Other	2	(2)

Total cumulative effect of adoption	$(18)	$292

Future Adoption of New Accounting Standards

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (“SFAS 159”). The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. This statement permits entities to choose, at specified election dates, to measure eligible items at fair value (i.e., the fair value option). Items eligible for the fair value option include certain recognized financial assets and liabilities, rights and obligations under certain insurance contracts that are not financial instruments, host financial instruments resulting from the separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument, and certain commitments. Business entities shall report unrealized gains and losses on items for which the fair value option has been elected in net income. The fair value option (a) may be applied instrument by instrument, with certain exceptions, (b) is irrevocable (unless a new election date occurs), and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although early adoption is permitted under certain conditions. Companies shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. The Company expects to adopt SFAS 159 on January 1, 2008, but has not yet determined the items to which the Company may apply the fair value option and the impact on the Company’s consolidated financial statements.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value under accounting principles generally

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accepted in the United States, and enhances disclosures about fair value measurements. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS 157 provides guidance on how to measure fair value when required under existing accounting standards. The statement establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (“Level 1, 2 and 3”). Level 1 inputs are observable inputs that reflect quoted prices for identical assets or liabilities in active markets the Company has the ability to access at the measurement date. Level 2 inputs are observable inputs, other than quoted prices included in Level 1, for the asset or liability or prices for similar assets and liabilities. Level 3 inputs are unobservable inputs reflecting the reporting entity’s estimates of the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk). Quantitative and qualitative disclosures will focus on the inputs used to measure fair value for both recurring and non-recurring fair value measurements and the effects of the measurements in the financial statements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged only in the initial quarter of an entity’s fiscal year. The Company will adopt SFAS 157 on January 1, 2008, but has not yet quantified the impact. However, the Company has certain significant product riders, including GMWB, that are recorded using fair value. Under SFAS 157, fair value for GMWB will use significant Level 3 inputs including risk margins. The Company’s account value associated with GMWB is $48.3 billion as of December 31, 2006. As a result, the one time realized capital loss that could be recorded upon the adoption of SFAS 157 could materially reduce the Company’s 2008 net income. Realized gains and losses that will be recorded in future years are also likely to be more volatile than amounts recorded in prior years. In addition, adoption of SFAS 157 will result in a future reduction in variable annuity fee income as fees attributed to the embedded derivatives will increase consistent with incorporating additional risk margins and other indicia of “exit value” in the valuation of embedded derivative.

Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109

The FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), dated June 2006. The interpretation requires public companies to recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. The amount recognized would be the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability would be recognized for any benefit claimed, or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) on the excess. FIN 48 will require a tabular reconciliation of the change in the aggregate unrecognized tax benefits claimed, or expected to be claimed, in tax returns and disclosure relating to accrued interest and penalties for unrecognized tax benefits. Disclosure will also be required for those uncertain tax positions where it is reasonably possible that the estimate of the tax benefit will change significantly in the next 12 months. FIN 48 is effective for fiscal years beginning after December 15, 2006. Upon adoption as of the first quarter of 2007, FIN 48 will not have a material effect on the Company’s consolidated financial condition or results of operations.

Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). This statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and resolves issues addressed in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interest in Securitized Financial Assets”. This Statement: (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (c) establishes a requirement to evaluate

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, (e) eliminates restrictions on a qualifying special-purpose entity’s ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. The standard also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income statement impact of the changes in fair value of those instruments. The Company is required to apply SFAS 155 to all financial instruments acquired, issued or subject to a remeasurement event beginning January 1, 2007. SFAS 155 did not have an effect on the Company’s consolidated financial condition and results of operations upon adoption at January 1, 2007. However, the standard could affect the future income recognition for securitized financial assets because there may be more embedded derivatives identified with changes in fair value recognized in net income.

Accounting by Insurance Enterprises for Deferred Acquisition Costs (“DAC”) in Connection with Modifications or Exchanges of Insurance Contracts

In September 2005, the AICPA issued Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs (“DAC”) in Connection with Modifications or Exchanges of Insurance Contracts”, (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts. An internal replacement is a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Modifications that result in a replacement contract that is substantially changed from the replaced contract should be accounted for as an extinguishment of the replaced contract. Unamortized DAC, unearned revenue liabilities and deferred sales inducements from the replaced contract must be written-off. Modifications that result in a contract that is substantially unchanged from the replaced contract should be accounted for as a continuation of the replaced contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. The Company will adopt SOP 05-1 on January 1, 2007. The Company expects the cumulative effect upon adoption of SOP 05-1 to be $10 to $20, after-tax, which will be recorded as a reduction in retained earnings as of January 1, 2007.

Investments

The Company’s investments in fixed maturities, which include bonds, redeemable preferred stock and commercial paper; and certain equity securities, which include common and non-redeemable preferred stocks, are classified as “available-for-sale” and accordingly, are carried at fair value with the after-tax difference from cost or amortized cost, as adjusted for the effect of deducting the life and pension policyholders’ share of the immediate participation guaranteed contracts and certain life and annuity deferred policy acquisition costs and reserve adjustments, reflected in stockholders’ equity as a component of accumulated other comprehensive income (“AOCI”). Policy loans are carried at outstanding balance. Mortgage loans on real estate are recorded at the outstanding principal balance adjusted for amortization of premiums or discounts and net of valuation allowances, if any. Other investments primarily consist of derivatives, and limited partnership interests and proportionate share limited liability companies (collectively “limited partnerships”). Limited partnerships are accounted for under the equity method and accordingly the Company’s share of earnings are included in net investment income. Derivatives are carried at fair value.

Valuation of Fixed Maturities

The fair value for fixed maturity securities is largely determined by one of three primary pricing methods: independent third party pricing service market quotations, independent broker quotations or pricing matrices, which use market data provided by external sources. With the exception of short-term securities for which amortized cost

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is predominantly used to approximate fair value, security pricing is applied using a hierarchy or “waterfall” approach whereby prices are first sought from independent pricing services with the remaining unpriced securities submitted to brokers for prices or lastly priced via a pricing matrix.

Prices from independent pricing services are often unavailable for securities that are rarely traded or are traded only in privately negotiated transactions. As a result, certain of the Company’s asset-backed (“ABS”) and commercial mortgage-backed securities (“CMBS”) are priced via broker quotations. A pricing matrix is used to price securities for which the Company is unable to obtain either a price from an independent third party service or an independent broker quotation. The pricing matrix begins with current treasury rates and uses credit spreads and issuer-specific yield adjustments received from an independent third party source to determine the market price for the security. The credit spreads, as assigned by a nationally recognized rating agency, incorporate the issuer’s credit rating and a risk premium, if warranted, due to the issuer’s industry and the security’s time to maturity. The issuer-specific yield adjustments, which can be positive or negative, are updated twice annually, as of June 30 and December 31, by an independent third party source and are intended to adjust security prices for issuer-specific factors. The matrix-priced securities at December 31, 2006 and 2005, primarily consisted of non-144A private placements and have an average duration of 5.0 and 4.8 years, respectively.

The following table presents the fair value of fixed maturity securities by pricing source as of December 31, 2006 and 2005.

	2006		2005
		Percentage		Percentage
		of Total		of Total
	Fair Value	Fair Value	Fair Value	Fair Value

Priced via independent market quotations	$37,190	82.0%	$36,055	83.4%
Priced via broker quotations	3,567	7.9%	2,271	5.2%
Priced via matrices	3,810	8.4%	3,667	8.5%
Priced via other methods	79	0.2%	202	0.5%
Short-term investments(1)	694	1.5%	1,047	2.4%

Total	$45,340	100.0%	$43,242	100.0%

(1)	Short-term investments are primarily valued at amortized cost, which approximates fair value.

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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

committee of investment and accounting professionals (“the committee”) that identifies securities that, due to certain characteristics, as described below, are subjected to an enhanced analysis on a quarterly basis.

Securities not subject to EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continued to Be Held by a Transferor in Securitized Financial Assets” (“non-EITF Issue No. 99-20 securities”) that are in an unrealized loss position, are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. The primary factors considered in evaluating whether a decline in value for non-EITF Issue No. 99-20 securities is other-than-temporary include: (a) the length of time and the extent to which the fair value has been less than cost or amortized cost, (b) the financial condition, credit rating and near-term prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments and (d) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery.

Each quarter, during this analysis, the Company asserts its intent and ability to retain until recovery those securities judged to be temporarily impaired. Once identified, these securities are systematically restricted from trading unless approved by the committee. The committee will only authorize the sale of these securities based on predefined criteria that relate to events that could not have been foreseen. Examples of the criteria include, but are not limited to, the deterioration in the issuer’s creditworthiness, a change in regulatory requirements or a major business combination or major disposition.

For certain securitized financial assets with contractual cash flows including ABS, EITF Issue No. 99-20 requires the Company to periodically update its best estimate of cash flows over the life of the security. If the fair value of a securitized financial asset is less than its cost or amortized cost and there has been a decrease in the present value of the estimated cash flows since the last revised estimate, considering both timing and amount, an other-than-temporary impairment charge is recognized. The Company also considers its intent and ability to retain a temporarily impaired security until recovery. Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third party sources along with certain internal assumptions and judgments regarding the future performance of the underlying collateral. In addition, projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral.

Mortgage Loan Impairments

Mortgage loans on real estate are considered to be impaired when management estimates that, based upon current information and events, it is probable that the Company will be unable to collect amounts due according to the contractual terms of the loan agreement. For mortgage loans that are determined to be impaired, a valuation allowance is established for the difference between the carrying amount and the Company’s share of either (a) the present value of the expected future cash flows discounted at the loan’s original effective interest rate, (b) the loan’s observable market price or (c) the fair value of the collateral. Changes in valuation allowances are recorded in net realized capital gains and losses.

Net Realized Capital Gains and Losses

Net realized capital gains and losses from investment sales, after deducting the life and pension policyholders’ share for certain products, are reported as a component of revenues and are determined on a specific identification basis. Net realized capital gains and losses also result from fair value changes in derivatives contracts (both free-standing and embedded) that do not qualify, or are not designated, as a hedge for accounting purposes, and the change in value of derivatives in certain fair-value hedge relationships. Impairments are recognized as net realized capital losses when investment losses in value are deemed other-than-temporary. Foreign currency transaction remeasurements are also included in net realized capital gains and losses. Net realized capital gains and losses on security transactions associated with the Company’s immediate participation guaranteed contracts are recorded and offset by amounts owed to policyholders and were less than $1 for the years ended December 31, 2006, 2005 and

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2004. Under the terms of the contracts, the net realized capital gains and losses will be credited to policyholders in future years as they are entitled to receive them.

Net Investment Income

Interest income from fixed maturities and mortgage loans on real estate is recognized when earned on the constant effective yield method based on estimated principal repayments, if applicable. The calculation of amortization of premium and accretion of discount for fixed maturities also takes into consideration call and maturity dates that produce the lowest yield. For high credit quality securitized financial assets subject to prepayment risk, yields are recalculated and adjusted periodically to reflect historical and/or estimated future principal repayments using the retrospective method. For non-highly rated securitized financial assets any yield adjustments are made using the prospective method. Prepayment fees on fixed maturities and mortgage loans are recorded in net investment income when earned. For limited partnerships, the equity method of accounting is used to recognize the Company’s share of earnings. For fixed maturities that have had an other-than-temporary impairment loss, the Company amortizes the new cost basis to par or to estimated future value over the remaining life of the security based on future estimated cash flows.

Derivative Instruments

Overview

The Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards, futures and options through one of four Company-approved objectives: to hedge risk arising from interest rate, equity market, price or currency exchange rate risk or volatility; to manage liquidity; to control transaction costs; or to enter into replication transactions. For a further discussion of derivative instruments, see the Derivative Instruments section of Note 3.

The Company’s derivative transactions are used in strategies permitted under the derivative use plans required by the State of Connecticut and the State of New York insurance departments.

Accounting and Financial Statement Presentation of Derivative Instruments and Hedging Activities

Derivatives are recognized on the balance sheet at fair value. As of December 31, 2006 and 2005, approximately 82% and 84% of derivatives, respectively, based upon notional values, were priced via valuation models which utilize market data, while the remaining 18% and 16% of derivatives, respectively, were priced via broker quotations. These percentages exclude the guaranteed minimum withdrawal benefit (“GMWB”) rider and the associated reinsurance contracts, which are discussed below as well as the reinsurance contracts associated with the GMIB product, which is discussed in Note 17. The derivative contracts are reported as assets or liabilities in other investments and other liabilities, respectively, in the consolidated balance sheets, excluding embedded derivatives and GMWB and GMIB reinsurance contracts. Embedded derivatives are recorded in the consolidated balance sheets with the associated host instrument. GMWB and GMIB reinsurance assumed contract amounts are recorded in other policyholder funds in the consolidated balance sheets. GMWB reinsurance ceded amounts are recorded in reinsurance recoverables in the consolidated balance sheets.

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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair-Value Hedges

Changes in the fair value of a derivative that is designated and qualifies as a fair-value hedge, along with the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings with any differences between the net change in fair value of the derivative and the hedged item representing the hedge ineffectiveness. Periodic cash flows and accruals of income/expense (“periodic derivative net coupon settlements”) are recorded in the line item of the consolidated statements of income in which the cash flows of the hedged item are recorded.

Cash-Flow Hedges

Changes in the fair value of a derivative that is designated and qualifies as a cash-flow hedge are recorded in AOCI and are reclassified into earnings when the variability of the cash flow of the hedged item impacts earnings. Gains and losses on derivative contracts that are reclassified from AOCI to current period earnings are included in the line item in the consolidated statements of income in which the cash flows of the hedged item are recorded. Any hedge ineffectiveness is recorded immediately in current period earnings as net realized capital gains and losses. Periodic derivative net coupon settlements are recorded in the line item of the consolidated statements of income in which the cash flows of the hedged item are recorded.

Foreign-Currency Hedges

Changes in the fair value of derivatives that are designated and qualify as foreign-currency hedges are recorded in either current period earnings or AOCI, depending on whether the hedged transaction is a fair-value hedge or a cash-flow hedge, respectively. Any hedge ineffectiveness is recorded immediately in current period earnings as net realized capital gains and losses. Periodic derivative net coupon settlements are recorded in the line item of the consolidated statements of income in which the cash flows of the hedged item are recorded.

Net Investment in a Foreign Operation Hedges

Changes in fair value of a derivative used as a hedge of a net investment in a foreign operation, to the extent effective as a hedge, are recorded in the foreign currency translation adjustments account within AOCI. Cumulative changes in fair value recorded in AOCI are reclassified into earnings upon the sale or complete, or substantially complete, liquidation of the foreign entity. Any hedge ineffectiveness is recorded immediately in current period earnings as net realized capital gains and losses. Periodic derivative net coupon settlements are recorded in the line item of the consolidated statements of income in which the cash flows of the hedged item are recorded.

Other Investment and Risk Management Activities

The Company’s other investment and risk management activities primarily relate to strategies used to reduce economic risk or replicate permitted investments and do not receive hedge accounting treatment. Changes in the fair value, including periodic derivative net coupon settlements, of derivative instruments held for other investment and risk management purposes are reported in current period earnings as net realized capital gains and losses.

Hedge Documentation and Effectiveness Testing

To qualify for hedge accounting treatment, a derivative must be highly effective in mitigating the designated changes in value or cash flow of the hedged item. At hedge inception, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction. The documentation process includes linking derivatives that are designated as fair-value, cash-flow, foreign-currency or net investment hedges to specific assets or liabilities on the balance sheet or to specific forecasted transactions and defining the effectiveness and ineffectiveness testing methods to be used. The Company also formally assesses, both at the hedge’s inception and ongoing on a quarterly basis, whether

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the derivatives that are used in hedging transactions have been and are expected to continue to be highly effective in offsetting changes in fair values or cash flows of hedged items. Hedge effectiveness is assessed using qualitative and quantitative methods. Qualitative methods may include comparison of critical terms of the derivative to the hedged item. Quantitative methods include regression or other statistical analysis of changes in fair value or cash flows associated with the hedge relationship. Hedge ineffectiveness of the hedge relationships are measured each reporting period using the “Change in Variable Cash Flows Method”, the “Change in Fair Value Method”, the “Hypothetical Derivative Method”, or the “Dollar Offset Method”.

Discontinuance of Hedge Accounting

The Company discontinues hedge accounting prospectively when (1) it is determined that the derivative is no longer highly effective in offsetting changes in the fair value or cash flows of a hedged item; (2) the derivative is designated as a hedging instrument; or (3) the derivative expires or is sold, terminated or exercised.

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

Credit Risk

The Company’s derivative counterparty exposure policy establishes market-based credit limits, favors long-term financial stability and creditworthiness and typically requires credit enhancement/credit risk reducing agreements. Credit risk is measured as the amount owed to the Company based on current market conditions and potential payment obligations between the Company and its counterparties. Credit exposures are generally quantified daily, netted by counterparty for each legal entity of the Company, and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of derivatives exceeds the exposure policy thresholds which do not exceed $10. The Company also minimizes the credit risk in derivative instruments by entering into transactions with high quality counterparties rated A1/A or better, which are monitored by the Company’s internal compliance unit and reviewed frequently by senior management. In addition, the compliance unit monitors counterparty credit exposure on a monthly basis to ensure compliance with Company policies and statutory limitations. The Company also maintains a policy of requiring that derivative contracts, other than exchange traded contracts, currency forward contracts, and certain embedded derivatives, be governed by an International Swaps and Derivatives Association Master Agreement which is structured by legal entity and by counterparty and permits right of offset. To date, the Company has not incurred any losses on derivative instruments due to counterparty nonperformance.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Product Derivatives and Risk Management

Valuation of Guaranteed Minimum Withdrawal Benefit and Guaranteed Minimum Income Benefit Reinsurance Derivatives

The Company offers certain variable annuity products with a guaranteed minimum withdrawal benefit (“GMWB”) rider. The GMWB represents an embedded derivative in the variable annuity contracts that is required to be reported separately from the host variable annuity contract. The Company also assumes GMIB from a related party. The GMIB reinsurance represents a free standing derivative. Both are carried at fair value and reported in other policyholder funds. The fair value of the GMWB and GMIB obligations are calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. Because of the dynamic and complex nature of these cash flows, best estimate assumptions and stochastic techniques under a variety of market return scenarios are used. Estimating these cash flows involves numerous estimates and subjective judgments including those regarding expected market rates of return, market volatility, correlations of market returns and discount rates. At each valuation date, the Company assumes expected returns based on risk-free rates as represented by the current LIBOR forward curve rates; market volatility assumptions for each underlying index based on a blend of observed market “implied volatility” data and annualized standard deviations of monthly returns using the most recent 20 years of observed market performance; correlations of market returns across underlying indices based on actual observed market returns and relationships over the ten years preceding the valuation date; and current risk-free spot rates as represented by the current LIBOR spot curve to determine the present value of expected future cash flows produced in the stochastic projection process.

In valuing the embedded GMWB derivative, the Company attributes to the derivative a portion of the fees collected from the contract holder equal to the present value of future GMWB claims (the “Attributed Fees”). All changes in the fair value of the embedded derivative are recorded in net realized capital gains and losses. The excess of fees collected from the contract holder for the GMWB over the Attributed Fees are associated with the host variable annuity contract recorded in fee income. Upon adoption of Statement of Financial Accounting Standard No. 157, “Fair Value Measurements”, (SFAS 157) the Company will revise many of the assumptions used to value GMWB.

For contracts issued prior to July 2003, the Company has an unrelated party reinsurance arrangement in place to transfer its risk of loss due to GMWB. For contracts issued after July 2003, the Company had reinsured the risk of loss due to GMWB to a related party, Hartford Life and Accident Insurance Company. Both of these arrangements are recognized as derivatives and carried at fair value in reinsurance recoverables. Changes in the fair value of both the derivative assets and liabilities related to the reinsured GMWB are recorded in net realized capital gains and losses. During September 2005, the Company recaptured the reinsurance agreement with the related party. As a result of the recapture, the Company received derivative instruments, used to hedge its exposure to the GMWB rider, including interest rate futures, Standard and Poor’s (“S&P”) 500 and NASDAQ index put options and futures contracts and Europe, Australasia and Far East (“EAFE”) Index swaps to hedge GMWB exposure to international equity markets. For the years ended December 31, 2006, 2005 and 2004, net realized capital gains and losses included the change in market value of the embedded derivative related to the GMWB liability, the derivative reinsurance arrangement and the related derivative contracts that were purchased as economic hedges, the net effect of which was a $26 loss, $55 loss and $0, before deferred policy acquisition costs and tax effects, respectively.

A contract is ‘in the money’ if the contract holder’s GRB is greater than the account value. For contracts that were ‘in the money’, the Company’s exposure as of December 31, 2006, was $8. However, the only ways the contract holder can monetize the excess of the GRB over the account value of the contract is upon death or if their account value is reduced to zero through a combination of a series of withdrawals that do not exceed a specific percentage of the premiums paid per year and market declines. If the account value is reduced to zero, the contract holder will receive a period certain annuity equal to the remaining GRB. As the amount of the excess of the GRB

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

over the account value can fluctuate with equity market returns on a daily basis the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than $8.

Separate Accounts

The Company maintains separate account assets and liabilities, which are reported at fair value. Separate accounts include contracts, wherein the policyholder assumes the investment risk. Separate account assets are segregated from other investments and investment income and gains and losses accrue directly to the policyholder.

Deferred Policy Acquisition Costs and Present Value of Future Profits Associated with Variable Annuity and Other Universal Life-Type Contracts

Accounting Policy and Assumptions

Life policy acquisition costs include commissions and certain other expenses that vary with and are primarily associated with acquiring business. Present value of future profits (“PVFP”) is an intangible asset recorded upon applying purchase accounting in an acquisition of a life insurance company. Deferred policy acquisition costs and the present value of future profits intangible asset are amortized in the same way. Both are amortized over the estimated life of the contracts acquired. Within the following discussion, deferred policy acquisition costs and the present value of future profits intangible asset will be referred to as “DAC”. At December 31, 2006 and December 31, 2005, the carrying value of the Company’s Life DAC asset was $7.3 billion and $7.1 billion, respectively. Of those amounts, $4.4 billion and $4.5 billion related to individual variable annuities sold in the U.S., respectively, and $2.1 billion and $1.9 billion related to universal life-type contracts sold by Individual Life, respectively.

The Company amortizes DAC related to investment contracts and universal life-type contracts (including individual variable annuities) using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of estimated gross profits (“EGPs”). EGPs are also used to amortize other assets and liabilities on the Company’s balance sheet, such as sales inducement assets and unearned revenue reserves. Components of EGPs are used to determine reserves for guaranteed minimum death and income benefits. For most contracts, the Company evaluates EGPs over a 20 year horizon as estimated profits emerging subsequent to year 20 are immaterial. The Company uses other measures for amortizing DAC, such as gross costs (net of reinsurance), as a replacement for EGPs when EGPs are expected to be negative for multiple years of the contract’s life. The Company also adjusts the DAC balance, through other comprehensive income, by an amount that represents the amortization of DAC that would have been required as a charge or credit to operations had unrealized gains and losses on investments been realized. Actual gross profits, in a given reporting period, that vary from management’s initial estimates result in increases or decreases in the rate of amortization, commonly referred to as a “true-up”, which are recorded in the current period. The true-up recorded for the years ended December 31, 2006, 2005 and 2004 was an increase to amortization of $45, $27 and $16, respectively.

Each year, the Company develops future EGPs for the products sold during that year. The EGPs for products sold in a particular year are aggregated into cohorts. Future gross profits are projected for the estimated lives of the contracts, and are, to a large extent, a function of future account value projections for individual variable annuity products and to a lesser extent for variable universal life products. The projection of future account values requires the use of certain assumptions. The assumptions considered to be important in the projection of future account value, and hence the EGPs, include separate account fund performance, which is impacted by separate account fund mix, less fees assessed against the contract holder’s account balance, surrender and lapse rates, interest margin, and mortality. The assumptions are developed as part of an annual process and are dependent upon the Company’s current best estimates of future events. The Company’s current aggregate separate account return assumption is approximately 8.0% (after fund fees, but before mortality and expense charges) for U.S. products. The overall actual return generated by the separate account is dependent on several factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds as well as equity sector weightings. The Company’s overall

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. separate account fund performance has been reasonably correlated to the overall performance of the S&P 500 Index (which closed at 1,418 on December 29, 2006), although no assurance can be provided that this correlation will continue in the future.

Estimating future gross profits is a complex process requiring considerable judgment and the forecasting of events well into the future. Estimating future gross profits is important not only for determining the amortization of DAC but also in the accounting and valuation of sales inducement assets, unearned revenue reserves and guaranteed minimum death benefit reserves. The estimation process, the underlying assumptions and the resulting EGPs, are evaluated regularly.

During the fourth quarter of 2006, the Company refined its estimation process for DAC amortization and completed a comprehensive study of assumptions. The Company plans to complete a comprehensive assumption study and refine its estimate of future gross profits in the third quarter of 2007 and at least annually thereafter.

Upon completion of an assumption study, the Company will revise its assumptions to reflect its current best estimate, thereby changing its estimate of projected account values and the related EGPs in the DAC, sales inducement and unearned revenue reserve amortization models as well as the guaranteed minimum death benefit reserving models. The cumulative balance of DAC as well as sales inducement assets, unearned revenue reserves and guaranteed minimum death benefit reserves are adjusted with an offsetting benefit or charge to income to reflect such changes in the period of the revision, a process known as “unlocking”. An unlock that results in an after-tax benefit generally occurs as a result of actual experience or future expectations being favorable compared to previous estimates of account value growth and EGPs. An unlock that results in an after-tax charge generally occurs as a result of actual experience or future expectations being unfavorable compared to previous estimates of account value growth and EGPs.

In addition to when a comprehensive assumption study is completed, comprehensive revisions to best estimate assumptions used to estimate future gross profits are necessary when the EGPs in the Company’s models fall outside of a reasonable range of EGPs. The Company performs a quantitative process each quarter to determine the reasonable range of EGPs. This process involves the use of internally developed models, which run a large number of stochastically determined scenarios of separate account fund performance. Incorporated in each scenario are assumptions with respect to lapse rates, mortality, and expenses, based on the Company’s most recent assumption study. These scenarios are run for individual variable annuity business and are used to calculate statistically significant ranges of reasonable EGPs. The statistical ranges produced from the stochastic scenarios are compared to the present value of EGPs used in the Company’s models. If EGPs used in the Company’s models fall outside of the statistical ranges of reasonable EGPs, an “unlock” would be necessary. A similar approach is used for variable universal life business.

Unlock Results

As described above, during the fourth quarter of 2006, the Company completed its latest study of assumptions underlying EGPs, resulting in an “unlock”. The study covered all assumptions, including mortality, lapses, expenses and separate account returns, in substantially all product lines. The new best estimate assumptions were applied to

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the current in-force to project future gross profits. The impact on the Company’s assets and liabilities as a result of the unlock during the fourth quarter was as follows:

				Sales
Segment		Unearned Revenue	Death and Income	Inducement
After-tax (Charge) Benefit	DAC and PVFP	Reserves	Benefit Reserves(1)	Assets	Total

Retail Products Group	$(70)	$5	$(10)	$3	$(72)
Retirement Plans	20	—	—	—	20
Individual Life	(46)	30	—	—	(16)
Life — Other	(46)	—	—	—	(46)

Total	$(142)	$35	$(10)	$3	$(114)

(1)	As a result of the unlock, death benefit reserves, in the Retail Products Group, increased $294, offset by an increase of $279 in reinsurance recoverables.

An “unlock” only revises EGPs to reflect current best estimate assumptions. The Company must also test the aggregate recoverability of the DAC asset by comparing the amounts deferred to the present value of total EGPs. In addition, the Company routinely stress tests its DAC asset for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced a significant sell-off, as the majority of policyholders’ funds in the separate accounts is invested in the equity market. As of December 31, 2006, the Company believed U.S. individual variable annuity separate account assets could fall, through a combination of negative market returns, lapses and mortality, by at least 53%, before portions of its DAC asset would be unrecoverable.

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

Certain contracts classified as universal life-type may also include additional death or other insurance benefit features, such as guaranteed minimum death benefits offered with variable annuity contracts or no lapse guarantees offered with universal life insurance contracts. An additional liability is established for these benefits by estimating the expected present value of the benefits in excess of the projected account value in proportion to the present value of total expected assessments. Excess benefits are accrued as a liability as actual assessments are recorded. Determination of the expected value of excess benefits and assessments are based on a range of scenarios and

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumptions including those related to market rates of return and volatility, contract surrender rates and mortality experience.

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

Revenue Recognition

For investment and universal life-type contracts, the amounts collected from policyholders are considered deposits and are not included in revenue. Fee income for universal life-type contracts consists of policy charges for policy administration, cost of insurance charges and surrender charges assessed against policyholders’ account balances and are recognized in the period in which services are provided. For the Company’s traditional life and group disability products premiums are recognized as revenue when due from policyholders.

Foreign Currency Translation

Foreign currency translation gains and losses are reflected in stockholders’ equity as a component of accumulated other comprehensive income. The Company’s foreign subsidiaries’ balance sheet accounts are translated at the exchange rates in effect at each year end and income statement accounts are translated at the average rates of exchange prevailing during the year. The national currencies of the international operations are their functional currencies.

Dividends to Policyholders

Policyholder dividends paid to certain policyholders, referred to as participating policies, are accrued using an estimate of the amount to be paid based on underlying contractual obligations under policies and applicable state laws.

Participating life insurance inforce accounted for 3%, 3%, and 5% as of December 31, 2006, 2005 and 2004, respectively, of total life insurance in force. Dividends to policyholders were $22, $37 and $29 for the years ended December 31, 2006, 2005 and 2004, respectively. There were no additional amounts of income allocated to participating policyholders. If limitations exist on the amount of net income from participating life insurance contracts that may be distributed to stockholders, the policyholder’s share of net income on those contracts that cannot be distributed is excluded from stockholders’ equity by a charge to operations and a credit to a liability.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reinsurance

Through both facultative and treaty reinsurance agreements, the Company cedes a share of the risks it has underwritten to other insurance companies. Assumed reinsurance refers to the Company’s acceptance of certain insurance risks that other insurance companies have underwritten.

Reinsurance accounting is followed for ceded and assumed transactions when the risk transfer provisions of SFAS 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts,” have been met. To meet risk transfer requirements, a reinsurance contract must include insurance risk, consisting of both underwriting and timing risk, and a reasonable possibility of a significant loss to the reinsurer.

Income Taxes

The Company recognizes taxes payable or refundable for the current year and deferred taxes for the future tax consequences of differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse.

Note 2.	Segment Information

The Company has four reportable operating segments: Retail Products Group (“Retail”), Retirement Plans (“Retirement”), Institutional Solutions Group (“Institutional”) and Individual Life.

Retail offers individual variable and fixed market value adjusted (“MVA”) annuities.

Retirement Plans provides products and services to corporations pursuant to Section 401(k) and products and services to municipalities and not-for-profit organizations under Section 457 and 403(b).

Institutional primarily offers institutional liability products, including stable value products, structured settlements and institutional annuities (primarily terminal funding cases), as well as variable Private Placement Life Insurance (“PPLI”) owned by corporations and high net worth individuals. Within stable value, Institutional has an investor note program that offers both institutional and retail investor notes. Institutional and Retail notes are sold as funding agreement backed notes through trusts and ,may also be issued directly from the company to investors. Furthermore, Institutional offers additional individual products including structured settlements, single premium immediate annuities and longevity assurance.

Individual Life sells a variety of life insurance products, including variable universal life, universal life, interest sensitive whole life and term life.

Life charges direct operating expenses to the appropriate segment and allocates the majority of indirect expenses to the segments based on an intercompany expense arrangement. Intersegment revenues primarily occur between Life’s Other category and the operating segments. These amounts primarily include interest income on allocated surplus, interest charges on excess separate account surplus, the allocation of certain net realized capital gains and losses and the allocation of credit risk charges.

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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The “credit-risk” fee covers fixed income assets included in each operating segment’s general account. The “credit-risk” fee is based upon historical default rates in the corporate bond market, the Company’s actual default experience and estimates of future losses.

The positive (negative) impact on realized gains and losses of the segments for allocated interest rate related realized gains and losses and the credit-risk fees were as follows:

	2006	2005	2004

Retail
Realized gains (losses)	$32	$34	$25
Credit risk fees	(26)	(26)	(22)
Retirement Plans
Realized gains (losses)	10	6	5
Credit risk fees	(9)	(8)	(8)
Institutional
Realized gains (losses)	16	13	8
Credit risk fees	(22)	(18)	(16)
Individual Life
Realized gains (losses)	9	8	12
Credit risk fees	(6)	(5)	(5)
Other
Realized gains (losses)	(67)	(61)	(50)
Credit risk fees	63	57	51

Total	$—	$—	$—

The following tables represent summarized financial information concerning the Company’s segments.

	For the Years Ended December 31,
Revenues by Product Line	2006	2005	2004

Revenues
Life
Earned premiums, fees, and other considerations
Retail
Individual annuity	$1,838	$1,627	$1,476
Other	—	—	—

Total Retail	$1,838	$1,627	$1,476

Retirement Plans
401(k)	154	106	74
Governmental	45	43	43

Total Retirement Plans	199	149	117

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Years Ended December 31,
Revenues by Product Line	2006	2005	2004

Institutional
Institutional	624	517	473
PPLI	102	104	149

Total Institutional	726	621	622

Individual Life
Total Individual Life	780	716	689
Other	116	147	172

Total Life premiums, fees, and other considerations	3,660	3,260	3,076
Net investment income	2,728	2,569	2,470
Net realized capital gains (losses)	(299)	75	140

Total Life	$6,089	$5,904	$5,686

Net Income (Loss)
Retail	$488	$520	$373
Retirement Plans	101	66	59
Institutional	91	82	55
Individual Life	158	149	143
Other	(107)	92	335

Total net income	$731	$909	$965

Net investment income
Retail	$835	$934	$1,013
Retirement Plans	326	311	307
Institutional	987	784	647
Individual Life	292	272	269
Other	288	268	234

Total net investment income	$2,728	$2,569	$2,470

Amortization of deferred policy acquisition and present value of future profits
Retail	$867	$689	$596
Retirement Plans	1	26	28
Institutional	32	32	26
Individual Life	228	196	175
Other	47	2	—

Total amortization of DAC	$1,175	$945	$825

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Years Ended December 31,
Revenues by Product Line	2006	2005	2004

Income tax expense (benefit)
Retail	$9	$33	$35
Retirement Plans	40	19	17
Institutional	38	34	24
Individual Life	72	69	70
Other(1)	(56)	52	(117)

Total income tax expense	$103	$207	$29

(1)	For the year ended December 31, 2004 the Company includes a $191 tax benefit recorded in its Other category, which relates to an agreement with the IRS on the resolution of matters pertaining to tax years prior to 2004. For further discussion of this tax benefit see Note 12.

	December 31,
	2006	2005

Assets
Retail	$128,550	$119,185
Retirement Plans	24,390	20,058
Institutional	66,135	48,561
Individual Life	13,603	12,314
Other	8,472	7,506

Total assets	$241,150	$207,624

DAC
Retail	$4,587	$4,617
Retirement Plans	538	406
Institutional	111	81
Individual Life	2,124	1,976
Other	(26)	21

Total DAC	$7,334	$7,101

Reserve for Future Policy Benefits
Retail	$845	$732
Retirement Plans	357	366
Institutional	5,711	4,962
Individual Life	575	536
Other	721	810

Total Reserve for Future Policy Benefits	$8,209	$7,406

Other Policyholder Funds
Retail	$15,008	$16,299
Retirement Plans	5,544	5,194
Institutional	11,401	9,228

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2006	2005

Individual Life	4,845	4,482
Other	3,393	3,196

Total Other Policyholder Funds	$40,191	$38,399

3.	Investments and Derivative Instruments

	For the Years Ended December 31,
	2006	2005	2004

Components of Net Investment Income
Fixed maturities	$2,459	$2,275	$2,122
Policy loans	140	142	183
Mortgage loans on real estate	126	64	37
Other investments	53	125	158

Gross investment income	2,778	2,606	2,500
Less: Investment expenses	50	37	30

Net investment income	$2,728	$2,569	$2,470

Components of Net Realized Capital Gains (Losses)
Fixed maturities	$(105)	$57	$168
Equity securities	(3)	8	7
Foreign currency transaction remeasurements	18	157	(6)
Derivatives and other(1)	(209)	(147)	(29)

Net realized capital gains (losses)	$(299)	$75	$140

(1)	Primarily consists of changes in fair value on non-qualifying derivatives, changes in fair value of certain derivatives in fair value hedge relationships and hedge ineffectiveness on qualifying derivative instruments.

	For the Years Ended December 31,
	2006	2005	2004

Components of Net Unrealized Gains (Losses) on Available-for-Sale Securities
Fixed maturities	$800	$986	$2,212
Equity securities	8	7	8
Net unrealized gains credited to policyholders	(4)	(9)	(20)

Net unrealized gains	804	984	2,200
Deferred income taxes and other items	304	407	1,076

Net unrealized gains, net of tax — end of year	500	577	1,124
Net unrealized gains, net of tax — beginning of year	577	1,124	728

Change in unrealized gains (losses) on available-for-sale securities	$(77)	$(547)	$396

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of Fixed Maturity Investments

	As of December 31, 2006				As of December 31, 2005
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Bonds and Notes
ABS	$6,373	$38	$(44)	$6,367	$6,383	$44	$(73)	$6,354
Collateralized mortgage obligations (“CMOs”)
Agency backed	778	8	(5)	781	657	3	(4)	656
Non-agency backed	76	—	—	76	107	—	—	107
CMBS
Agency backed	405	7	(1)	411	53	1	—	54
Non-agency backed	10,198	139	(67)	10,270	8,258	158	(85)	8,331
Corporate	21,982	911	(206)	22,687	21,179	1,098	(226)	22,051
Government/Government agencies
Foreign	568	44	(4)	608	646	43	(4)	685
United States	542	2	(5)	539	435	23	(2)	456
Mortgage-backed securities (“MBS”) — U.S.
Government/Government agencies	1,808	6	(31)	1,783	2,559	6	(39)	2,526
States, municipalities and political subdivisions	1,114	23	(15)	1,122	926	47	(4)	969
Redeemable preferred stock	2	—	—	2	6	—	—	6
Short-term investments	694	—	—	694	1,047	—	—	1,047

Total fixed maturities	$44,540	$1,178	$(378)	$45,340	$42,256	$1,423	$(437)	$43,242

The amortized cost and estimated fair value of fixed maturity investments at December 31, 2006 by contractual maturity year are shown below.

Maturity	Amortized Cost	Fair Value

One year or less	$1,505	$1,543
Over one year through five years	7,198	7,466
Over five years through ten years	6,467	6,541
Over ten years	20,335	20,783

Subtotal	35,505	36,333
Mortgage- and asset-backed securities	9,035	9,007

Total	$44,540	$45,340

Estimated maturities may differ from contractual maturities due to call or prepayment provisions because of the potential for prepayment on mortgage- and asset-backed securities; they are not categorized by contractual maturity. The commercial mortgage-backed securities are categorized by contractual maturity because they generally are not subject to prepayment risk.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales of Fixed Maturity and Available-for-Sale Equity Security Investments

	For the Years Ended December 31,
	2006	2005	2004

Sale of Fixed Maturities
Sale proceeds	$17,009	$15,882	$13,022
Gross gains	210	302	311
Gross losses	(230)	(218)	(125)
Sale of Available-for-Sale Equity Securities
Sale proceeds	$249	$38	$75
Gross gains	5	8	12
Gross losses	(5)	—	(5)

Concentration of Credit Risk

The Company aims to maintain a diversified investment portfolio including issuer, sector and geographic stratification, where applicable, and has established certain exposure limits, diversification standards and review procedures to mitigate credit risk.

The Company is not exposed to any concentration of credit risk of a single issuer greater than 10% of the Company’s stockholders’ equity other than U.S. government and certain U.S. government agencies. Other than U.S. government and U.S. government agencies, the Company’s largest three exposures by issuer as of December 31, 2006 were General Electric Company, Citigroup, Inc. and AT&T Inc. and as of December 31, 2005 were Royal Bank of Scotland Group PLC, AT&T Inc. and JPMorgan Chase & Co., which each comprise 0.5% or less of total invested assets, respectively.

The Company’s largest three exposures by industry sector as of December 31, 2006 were financial services, utilities, and technology and communications, which comprised approximately 13%, 5% and 5%, respectively, of total invested assets. The Company’s largest three exposures by industry sector as of December 31, 2005 were financial services, technology and communications, and utilities which comprised approximately 13%, 6% and 5%, respectively, of total invested assets.

The Company’s investments in states, municipalities and political subdivisions are geographically dispersed throughout the United States. As of December 31, 2006 and 2005, the largest concentrations were in California, Oregon and Illinois which each comprised less than 1% of total invested assets, respectively.

Security Unrealized Loss Aging

The Company has a security monitoring process overseen by a committee of investment and accounting professionals that, on a quarterly basis, identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired. For further discussion regarding the Company’s other-than-temporary impairment policy, see the Investments section of Note 2. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, management’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in market value, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that the prices of the securities in the sectors identified in the tables below were temporarily depressed as of December 31, 2006 and 2005.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present amortized cost, fair value and unrealized losses for the Company’s fixed maturity and available-for-sale equity securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2006.

	2006
	Less Than 12 Months			12 Months or More			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses

ABS	$846	$841	$(5)	$698	$659	$(39)	$1,544	$1,500	$(44)
CMOs
Agency backed	72	71	(1)	260	256	(4)	332	327	(5)
Non-agency backed	37	37	—	10	10	—	47	47	—
CMBS
Agency backed	74	73	(1)	2	2	—	76	75	(1)
Non-agency backed	2,398	2,381	(17)	2,046	1,996	(50)	4,444	4,377	(67)
Corporate	5,119	5,052	(67)	4,051	3,912	(139)	9,170	8,964	(206)
Government/Government agencies
Foreign	116	114	(2)	50	48	(2)	166	162	(4)
United States	348	345	(3)	61	59	(2)	409	404	(5)
MBS — U.S. Government/ Government agencies	191	189	(2)	1,131	1,102	(29)	1,322	1,291	(31)
States, municipalities and political subdivisions	402	396	(6)	189	180	(9)	591	576	(15)
Short-term investments	356	356	—	—	—	—	356	356	—

Total fixed maturities	9,959	9,855	(104)	8,498	8,224	(274)	18,457	18,079	(378)
Common stock	21	20	(1)	—	—	—	21	20	(1)
Non-redeemable preferred stock	51	49	(2)	39	36	(3)	90	85	(5)

Total equity	72	69	(3)	39	36	(3)	111	105	(6)

Total temporarily impaired securities	$10,031	$9,924	$(107)	$8,537	$8,260	$(277)	$18,568	$18,184	$(384)

As of December 31, 2006, fixed maturities accounted for approximately 98% of the Company’s total unrealized loss amount, which was comprised of approximately 3,140 different securities. The Company held no securities as of December 31, 2006, that were in an unrealized loss position in excess of $12. Other-than-temporary impairments for certain ABS and CMBS are recognized if the fair value of the security, as determined by external pricing sources, is less than its cost or amortized cost and there has been a decrease in the present value of the expected cash flows since the last reporting period. Based on management’s best estimate of future cash flows, there were no such ABS and CMBS in an unrealized loss position as of December 31, 2006 that were deemed to be other-than-temporarily impaired.

Securities in an unrealized loss position for less than twelve months were comprised of approximately 1,840 securities of which 93% of the unrealized loss were securities with fair value to amortized cost ratios at or greater than 90%. The majority of these securities are investment grade fixed maturities depressed due to changes in interest rates from the date of purchase.

The securities depressed for twelve months or more as of December 31, 2006 were comprised of approximately 1,410 securities, with the majority of the unrealized loss amount relating to CMBS, ABS, corporate fixed maturities within the financial services sector and MBS. A description of the events contributing to the security

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

types’ unrealized loss position and the factors considered in determining that recording an other-than-temporary impairment was not warranted are outlined below.

CMBS — The CMBS in an unrealized loss position for twelve months or more as of December 31, 2006, were primarily the result of an increase in interest rates from the security’s purchase date. Substantially all of these securities are investment grade securities priced at or greater than 90% of amortized cost as of December 31, 2006. Additional changes in fair value of these securities are primarily dependent on future changes in interest rates.

Financial services — Securities in financial services account for approximately $30 of the corporate securities in an unrealized loss position for twelve months or more as of December 31, 2006. Substantially all of these securities are investment grade securities with fair values at or greater than 90% of amortized cost. These positions are a mixture of fixed and variable rate securities with extended maturity dates, which have been adversely impacted by changes in interest rates after the purchase date. Additional changes in fair value of these securities are primarily dependent on future changes in general market conditions, including interest rates and credit spread movements.

ABS — As of December 31, 2006, approximately $26 of the Company’s total unrealized losses in asset-backed securities is secured by leases to airlines primarily outside of the United States. Based on the current and expected future collateral values of the underlying aircraft, recent improvement in lease rates and an overall increase in worldwide travel, the Company expects to recover the full amortized cost of these investments. However, future price recovery will depend on continued improvement in economic fundamentals, political stability, airline operating performance and collateral value.

MBS — As of December 31 2006, the Company held approximately 410 different securities that had been in an unrealized loss position for greater than twelve months. All of these securities are investment grade securities and most are priced at, or greater than, 90% of amortized cost as of December 31, 2006. These positions are primarily fixed rate securities with extended maturity dates, which have been adversely impacted by changes in interest rates after the purchase date. Additional changes in fair value of these securities are primarily dependent on future changes in interest rates.

The remaining balance of $128 in the twelve months or more unrealized loss category is comprised of 410 securities, substantially all of which were depressed only to a minor extent with fair value to amortized cost ratios at or greater than 90% as of December 31, 2006. The decline in market value for these securities is primarily attributable to changes in general market conditions, including interest rates and credit spread movements.

Mortgage Loans

The carrying value of mortgage loans was $2.6 billion and $1.4 billion as of December 31, 2006 and 2005, respectively. The Company’s mortgage loans are collateralized by a variety of commercial and agricultural properties. The largest concentrations by property type at December 31, 2006 and 2005, were office buildings (approximately 43% and 35%, respectively), hotels (approximately 16% and 15%, respectively) and retail stores (approximately 13% and 26%, respectively). The properties collateralizing mortgage loans are geographically dispersed throughout the United States, with the largest concentration in California (approximately 17% and 20% at December 31, 2006 and 2005, respectively). At December 31, 2006 and 2005, the Company held no impaired, restructured, delinquent or in-process-of-foreclosure mortgage loans. The Company had no valuation allowance for mortgage loans at December 31, 2006 and 2005.

Variable Interest Entities (“VIE”)

In the normal course of business, the Company becomes involved with variable interest entities primarily as a collateral manager and through normal investment activities. The Company’s involvement includes providing investment management and administrative services, and holding ownership or other investment interests in the entities.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the total assets, liabilities and maximum exposure to loss relating to VIEs for which the Company has concluded it is the primary beneficiary. Accordingly, the results of operations and financial position of these VIEs are included along with the corresponding minority interest liabilities in the consolidated financial statements.

	December 31,			December 31,
	2006			2005
			Maximum			Maximum
	Total		Exposure to	Total		Exposure to
	Assets	Liability(4)	Loss(2)(3)	Assets	Liability(4)	Loss(2)(3)

Collaterized debt obligations (“CDOs”) and other funds(1)(2)	$296	$167	$129	$77	$42	$35
Limited partnerships(3)	103	15	88	—	—	—

Total(5)	$399	$182	$217	$77	$42	$35

(1)	The Company provides collateral management services and earns a fee associated with these structures.

(2)	The maximum exposure to loss is the Company’s co-investment in these structures.

(3)	The maximum exposure to loss is equal to the carrying value of the investment plus any unfunded commitments.

(4)	Creditors have no recourse against the Company in the event of default by the VIE.

(5)	As of December 31, 2006 and 2005, the Company had relationships with four and two VIEs, respectively, where the Company was the primary beneficiary.

In addition to the VIEs described above, as of December 31, 2005, the Company held a variable interest in one CDO that was managed by HIMCO where the Company was not the primary beneficiary. As a result, this was not consolidated by the Company. This investment has been held by the Company for a period of two years. The Company’s maximum exposure to loss from the non-consolidated CDOs (consisting of the Company’s investments) was approximately $4 as of December 31, 2005.

Derivative Instruments

The Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards, futures and options through one of four Company-approved objectives: to hedge risk arising from interest rate, equity market, price or currency exchange rate risk or volatility; to manage liquidity; to control transaction costs; or to enter into replication transactions.

On the date the derivative contract is entered into, the Company designates the derivative as a fair-value hedge, cash-flow hedge, foreign-currency hedge, net investment hedge, or held for other investment and risk management purposes.

The Company’s derivative transactions are used in strategies permitted under the derivative use plans required by the State of Connecticut and the State of New York insurance departments.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative instruments are recorded in the consolidated balance sheets at fair value. Asset and liability values are determined by calculating the net position for each derivative counterparty by legal entity and are presented as of December 31, as follows:

	Asset Values		Liability Values
	2006	2005	2006	2005

Other investments	$272	$159	$—	$—
Reinsurance recoverables	—	—	22	17
Other policyholder funds and benefits payable	172	80	1	—
Other liabilities	—	—	590	390

Total	$444	$239	$613	$407

The following table summarizes the derivative instruments used by the Company and the primary hedging strategies to which they relate. Derivatives in the Company’s separate accounts are not included because the associated gains and losses accrue directly to policyholders. The notional value of derivative contracts represents the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. The fair value amounts of derivative assets and liabilities are presented on a net basis as of December 31, 2006 and 2005. The total ineffectiveness of all cash-flow, fair-value and net investment hedges and total change in value of other derivative-based strategies which do not qualify for hedge accounting treatment, including periodic derivative net coupon settlements, are presented below on an after-tax basis for the years ended December 31, 2006 and 2005.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					Hedge
					Ineffectiveness,
	Notional Amount		Fair Value		After-tax
Hedging Strategy	2006	2005	2006	2005	2006	2005

Cash-Flow Hedges

Interest rate swaps

Interest rate swaps are primarily used to convert interest receipts on floating-rate fixed maturity securities to fixed rates. These derivatives are predominantly used to better match cash receipts from assets with cash disbursements required to fund liabilities.

The Company also enters into forward starting swap agreements to hedge the interest rate exposure of anticipated future cash flows on floating-rate fixed maturity securities due to changes in the benchmark interest rate, London-Interbank Offered Rate (“LIBOR”). These derivatives were structured to hedge interest rate exposure inherent in the assumptions used to price primarily certain long-term disability products.

Interest rate swaps are also used to hedge a portion of the Company’s floating rate guaranteed investment contracts. These derivatives convert the floating rate guaranteed investment contract payments to a fixed rate to better match the cash receipts earned from the supporting investment portfolio.	$4,560	$4,860	$(19)	$(26)	$(8)	$(10)

Foreign currency swaps

Foreign currency swaps are used to convert foreign denominated cash flows associated with certain foreign denominated fixed maturity investments to U.S. dollars. The foreign fixed maturities are primarily denominated in euros and are swapped to minimize cash flow fluctuations due to changes in currency rates. In addition, foreign currency swaps are also used to convert foreign denominated cash flows associated with certain liability payments in order to minimize cash flow fluctuations due to changes in currency rates.	1,420	1,361	(318)	(222)	(4)	4

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					Hedge
					Ineffectiveness,
	Notional Amount		Fair Value		After-tax
Hedging Strategy	2006	2005	2006	2005	2006	2005

Fair-Value Hedges

Interest rate swaps

Interest rate swaps are used to hedge the changes in fair value of certain fixed rate liabilities and fixed maturity securities due to changes in the benchmark interest rate, LIBOR.	3,303	1,707	7	(1)	—	2

Foreign currency swaps

Foreign currency swaps are used to hedge the changes in fair value of certain foreign denominated fixed rate liabilities due to changes in foreign currency rates.	492	—	(9)	—	—	—

Total cash-flow and fair-value hedges	$9,775	$7,928	$(339)	$(249)	$(12)	$(4)

					Derivative
					Change in Value,
	Notional Amount		Fair Value		After-tax
Hedging Strategy	2006	2005	2006	2005	2006	2005

Other Investment and Risk Management Activities

Interest rate caps and swaption contracts

The Company is exposed to policyholder surrenders during a rising interest rate environment. Interest rate cap and swaption contracts are used to mitigate the Company’s loss in a rising interest rate environment. The increase in yield from the cap and swaption contracts in a rising interest rate environment may be used to raise credited rates, thereby increasing the Company’s competitiveness and reducing the policyholder’s incentive to surrender.	$1,100	$1,116	$—	$1	$(1)	$—

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					Derivative
					Change in Value,
	Notional Amount		Fair Value		After-tax
Hedging Strategy	2006	2005	2006	2005	2006	2005

Interest rate swaps, caps and floors

The Company uses interest rate swaps and floors to manage duration risk between assets and liabilities in certain portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps in hedging relationships, thereby offsetting the changes in value of the original swap. The Company also enters into interest rate caps to manage the duration risk in certain investment portfolios.	3,811	1,371	(15)	12	(26)	2

Interest rate forwards

The Company uses interest rate forwards to replicate the purchase of mortgage-backed securities to manage duration risk and liquidity.	644	—	(4)	—	5	—

Foreign currency swaps and forwards

The Company enters into foreign currency swaps and forwards to hedge the foreign currency exposures in certain of its foreign fixed maturity investments.	162	490	(11)	(8)	(7)	20

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					Derivative
					Change in Value,
	Notional Amount		Fair Value		After-tax
Hedging Strategy	2006	2005	2006	2005	2006	2005

Credit default and total return swaps

The Company enters into swap agreements in which the Company assumes credit exposure of an individual entity, referenced index or asset pool. These contracts entitle the company to receive a periodic fee in exchange for an obligation to compensate the derivative counterparty should a credit event occur on the part of the referenced security issuers. The maximum potential future exposure to the Company is the notional value of the swap contracts, which is $786 and $324, after-tax, as of December 31, 2006 and 2005, respectively.

The Company also assumes exposure to the change in value of indices or asset pools through total return swaps and credit spreadlocks. As of December 31, 2006 and 2005, the maximum potential future exposure to the Company from such contracts is $707 and $542, after-tax, respectively.

The Company enters into credit default swap agreements, in which the Company pays a derivative counterparty a periodic fee in exchange for compensation from the counterparty should a credit event occur on the part of the referenced security issuer. The Company entered into these agreements as an efficient means to reduce credit exposure to specified issuers or sectors. In addition, the Company enters into option contracts to receive protection should a credit event occur on the part of the referenced security issuer.	4,720	2,013	(99)	3	15	10

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					Derivative
					Change in Value,
	Notional Amount		Fair Value		After-tax
Hedging Strategy	2006	2005	2006	2005	2006	2005

Yen fixed annuity hedging instruments

The Company enters into currency rate swaps and forwards to mitigate the foreign currency exchange rate and yen interest rate exposures associated with the yen denominated individual fixed annuity product. The associated liability is adjusted for changes in spot rates which was $12 and $102, after-tax, as of December 31, 2006 and 2005, respectively, and partially offset the derivative change in value.	$1,869	$1,675	$(225)	$(179)	$(64)	$(143)

GMWB product derivatives

The Company offers certain variable annuity products with a GMWB rider. The GMWB is a bifurcated embedded derivative that provides the policyholder with a GRB if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. The policyholder also has the option, after a specified time period, to reset the GRB to the then-current account value, if greater. For a further discussion, see the Derivative Instruments section of Note 2. The notional value of the embedded derivative is the GRB balance.	37,769	31,803	53	8	79	(42)

GMWB reinsurance contracts

Reinsurance arrangements are used to offset the Company’s exposure to the GMWB embedded derivative for the lives of the host variable annuity contracts. The notional amount of the reinsurance contracts is the GRB amount.	7,172	8,575	(22)	(17)	(19)	19

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					Derivative
					Change in Value,
	Notional Amount		Fair Value		After-tax
Hedging Strategy	2006	2005	2006	2005	2006	2005

GMWB hedging instruments

The Company enters into interest rate futures, S&P 500 and NASDAQ index futures contracts and put and call options, as well as interest rate, EAFE index and equity volatility swap contracts to economically hedge exposure to the volatility associated with the portion of the GMWB liabilities which are not reinsured.

In addition, the Company periodically enters into forward starting S&P 500 put options as well as S&P index futures and interest rate swap contracts to economically hedge the equity volatility risk exposure associated with anticipated future sales of the GMWB rider.	8,379	5,086	346	175	(77)	(13)

GMIB reinsurance contracts

Reinsurance arrangements are used to offset the Company’s exposure to the GMIB embedded derivative for the lives of the host variable annuity contracts. The notional amount of the reinsurance contracts is the yen denominated policyholder account value remeasured at the year-end yen to U.S. dollar spot rate.	12,297	16,782	119	72	(35)	73

Equity index swaps and options

The Company offers certain equity indexed products, which may contain an embedded derivative that requires bifurcation. The Company enters into S&P index swaps and options to economically hedge the equity volatility risk associated with these embedded derivatives. In addition, the Company is exposed to bifurcated options embedded in certain fixed maturity investments.	25	12	(1)	—	—	(1)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					Derivative
					Change in Value,
	Notional Amount		Fair Value		After-tax
Hedging Strategy	2006	2005	2006	2005	2006	2005

Statutory reserve hedging instruments

The Company purchases one and two year S&P 500 put option contracts to economically hedge the statutory reserve impact of equity exposure arising primarily from GMDB and GMWB obligations against a decline in the equity markets.	2,220	1,142	29	14	(9)	(20)

Total other investment and risk management activities.	$80,168	$70,065	$170	$81	$(139)	$(95)

Total derivatives(1)	$89,943	$77,993	$(169)	$(168)	$(151)	$(99)

(1)	Derivative change in value includes hedge ineffectiveness for cash-flow hedges, fair-value hedges and total change in value, including periodic derivative net coupon settlements, of other investment and risk management activities.

The increase in notional amount since December 31, 2005, is primarily due to an increase in the embedded derivative associated with GMWB product sales, additional options purchased to hedge the GMWB, credit derivatives and derivatives hedging interest rate duration risk, partially offset by a decrease in the GMIB reinsured from a related party, which is accounted for as a free-standing derivative, primarily due to the reinsurance recapture as discussed below. The Company increased its use of credit derivatives primarily to reduce credit exposure as well as to enter into replication transactions. During 2006, the Company began using credit default swaps to replicate residual CDO interests. These transactions involve the receipt of cash upon entering into the transaction as well as coupon payments throughout the life of the contract. The upfront cash receipts for positions at December 31, 2006, totaled $100, which represents the original liability value of the credit default swaps. As of December 31, 2006, the notional and fair value of credit default swaps used in this replication strategy is $200 and $(95), respectively.

The decrease in net fair value of derivative instruments since December 31, 2005, was primarily related to the initial cash received on credit default swaps replicating residual CDO interests as well as declines in fair value of derivatives hedging foreign bonds, the Japanese fixed annuity, and interest rate duration risk between assets and liabilities. These decreases in fair value were partially offset by additional options purchased to hedge GMWB and an increase in the fair value of the reinsurance contract associated with GMIB. The GMIB reinsurance contracts increased in value primarily due to modifications of the reinsurance agreement as well as model refinements and assumption updates reflecting in-force demographics, actual experience and revised future expectations. Derivatives hedging foreign bonds declined in value primarily as a result of the weakening of the U.S. dollar in comparison to certain foreign currencies. The Japanese fixed annuity hedging instruments declined in value primarily due to a rise in Japanese interest rates and the depreciation of the yen in comparison to the U.S. dollar. Derivatives hedging interest rate duration risk declined in value primarily due to rising interest rates. For further discussion on the GMWB product, which is accounted for as an embedded derivative, and the internal reinsurance of the GMIB product, which is accounted for as a free standing derivatives, refer to Notes 8 and 17.

Effective August 31, 2005, Hartford Life and Annuity Insurance Company (“HLAI”), a subsidiary of the Company, entered into a reinsurance agreement with Hartford Life Insurance, K.K. (“HLIKK”), a related party and subsidiary of Hartford Life, Inc. Through the reinsurance agreement, HLIKK agreed to cede and HLAI agreed to reinsure 100% of the risks associated with the in-force and prospective GMIB riders issued by HLIKK on its variable annuity business. The GMIB reinsurance agreement is accounted for as a derivative in accordance with

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Accordingly, the GMIB reinsurance agreement is recorded on the balance sheet at fair value with changes in value reported in net realized capital gains and losses. Effective July 31, 2006, the reinsurance agreement between HLAI and HLIKK was modified such that the reinsurance of the GMIB riders issued by HLIKK prior to April 1, 2005, was recaptured by HLIKK. GMIB riders issued by HLIKK subsequent to April 1, 2005, continue to be reinsured by HLAI. As of December 31, 2006 and 2005, the notional value of the GMIB reinsurance agreement was $12.3 billion and $16.8 billion, respectively, and the fair value was $119 and $72, respectively. The change in value of the GMIB reinsurance agreement for the years ended December 31, 2006 and 2005, was an after-tax net gain (loss) of $(35) and $73, respectively. (Included in the 2006 amounts were changes in net policyholder behavior assumptions made by the Company during 2006 of $(39), after-tax.) (For a further discussion of the reinsurance agreement, see Note 17 Transactions with Affiliates.)

The total change in value for derivative-based strategies that do not qualify for hedge accounting treatment, including periodic derivative net coupon settlements, are reported in net realized capital gains (losses). For the years ended December 31, 2006 and 2005, these strategies resulted in the recognition of after-tax net gains (losses) of $(139) and $(95), respectively. For the year ended December 31, 2006, net realized capital losses were primarily driven by net losses on the Japanese fixed annuity hedging instruments and interest rate swaps used to manage portfolio duration primarily due to an increase in interest rates, and net losses on the reinsurance of GMIB and on GMWB related derivatives primarily due to liability model refinements and assumption updates reflecting in-force demographics, actuarial experience, and future expectations. For the year ended December 31, 2005, net realized capital losses were predominantly comprised of net losses on the Japanese fixed annuity hedging instruments primarily due to the weakening of the Yen in comparison to the U.S. dollar, as well as, an increase in Japanese interest rates.

As of December 31, 2006 and 2005, the after-tax deferred net gains (losses) on derivative instruments recorded in accumulated other comprehensive income (loss) (“AOCI”) that are expected to be reclassified to earnings during the next twelve months are $(8) and $(1), respectively. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable-rate financial instruments) is twenty-four months. For the years ended December 31, 2006, 2005 and 2004, the Company had less than $1 of net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.

For the year ended December 31, 2004, after-tax net gain (loss) representing ineffectiveness of cash-flow hedges was $(10) while ineffectiveness of fair-value hedges and net investment hedges were both less than $1.

Securities Lending and Collateral Arrangements

The Company participates in securities lending programs to generate additional income, whereby certain domestic fixed income securities are loaned for a specified period of time from the Company’s portfolio to qualifying third parties, via two lending agents. Borrowers of these securities provide collateral of 102% of the market value of the loaned securities. Acceptable collateral may be in the form of cash or U.S. Government securities. The market value of the loaned securities is monitored and additional collateral is obtained if the market value of the collateral falls below 100% of the market value of the loaned securities. Under the terms of securities lending programs, the lending agent indemnifies the Company against borrower defaults. As of December 31, 2006 and 2005, the fair value of the loaned securities was approximately $1.6 billion and $745, respectively, and was included in fixed maturities in the consolidated balance sheets. The Company earns income from the cash collateral or receives a fee from the borrower. The Company recorded before-tax income from securities lending transactions,

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

net of lending fees, of $2 and $1 for each of the years ended December 31, 2006 and 2005, respectively, which was included in net investment income.

The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of December 31, 2006 and 2005, collateral pledged having a fair value of $441 and $281, respectively, was included in fixed maturities in the consolidated balance sheets.

The classification and carrying amount of the loaned securities and the collateral pledged at December 31, 2006 and 2005, were as follows:

Loaned Securities and Collateral Pledged	2006	2005

ABS	$3	$13
CMBS	169	156
Corporate	1,339	598
MBS	152	138
Government/Government Agencies
Foreign	4	25
United States	327	95

Total	$1,994	$1,025

As of December 31, 2006 and 2005, the Company had accepted collateral relating to securities lending programs and collateral arrangements consisting of cash, U.S. Government and U.S. Government agency securities with a fair value of $1.8 billion and $877, respectively. At December 31, 2006 and 2005, cash collateral of $1.6 billion and $785, respectively, was invested and recorded in the consolidated balance sheets in fixed maturities with a corresponding amount recorded in other liabilities. The Company is only permitted by contract to sell or repledge the noncash collateral in the event of a default by the counterparty and none of such collateral has been sold or repledged at December 31, 2006 and 2005. As of December 31, 2006 and 2005, noncash collateral accepted was held in separate custodial accounts.

Securities on Deposit with States

The Company is required by law to deposit securities with government agencies in states where it conducts business. As of December 31, 2006 and 2005, the fair value of securities on deposit was approximately $9 and $15, respectively.

Note 4.	Fair Value of Financial Instruments

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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For mortgage loans on real estate, fair values were estimated using discounted cash flow calculations based on current incremental lending rates for similar type loans.

Derivative instruments are reported at fair value based upon either pricing valuation models, which utilize market data inputs and that are obtained from independent third parties or independent broker quotations.

Other policyholder funds and benefits payable fair value information is determined by estimating future cash flows, discounted at the current market rate. For further discussion of other policyholder funds and derivatives, see Note 1.

Fair value of consumer notes is based on discounted cash flow calculations based on the current market rates.

The carrying amount and fair values of the Company’s financial instruments as of December 31, 2006 and 2005 were as follows:

	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets
Fixed maturities	$45,340	$45,340	$43,242	$43,242
Equity securities	276	276	311	311
Policy loans	2,009	2,009	1,971	1,971
Mortgage loans on real estate	2,631	2,619	1,355	1,348
Other investments	274	274	156	156

Liabilities
Other policyholder funds and benefits payable(1)	$13,931	$13,186	$11,686	$11,273
Consumer notes	258	260	—	—

(1)	Excludes universal life insurance contracts, including corporate owned life insurance.

Note 5.	Reinsurance

The Company cedes insurance to other insurers in order to limit its maximum losses and to diversify its exposures. Such transfers do not relieve the Company of its primary liability and, as such, failure of reinsurers to honor their obligations could result in losses to the Company. The Company also assumes reinsurance from other insurers and is a member of and participates in several reinsurance pools and associations. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. As of December 31, 2006 and 2005, the Company had no reinsurance recoverables and related concentrations of credit risk greater than 10% of the Company’s stockholder’s equity.

In accordance with normal industry practice, Life is involved in both the cession and assumption of insurance with other insurance and reinsurance companies. As of December 31, 2006 and 2005, the Company’s policy for the largest amount of life insurance retained on any one life by any one of the life operations was approximately $5. In addition, the Company reinsures the majority of minimum death benefit guarantees as well as guaranteed minimum withdrawal benefits, on contracts issued prior to July 2003, offered in connection with its variable annuity contracts.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Insurance fees, earned premiums and other were comprised of the following:

	For the Years Ended December 31,
	2006	2005	2004

Gross fee income, earned premiums and other	$4,360	$4,019	$3,834
Reinsurance assumed	19	39	49
Reinsurance ceded	(719)	(798)	(807)

Net fee income, earned premiums and other	3,660	$3,260	$3,076

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

The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. Insurance recoveries on ceded reinsurance contracts, which reduce death and other benefits were $241, $378, and $426 for the years ended December 31, 2006, 2005 and 2004, respectively. The Company also assumes reinsurance from other insurers.

The Company maintains certain reinsurance agreements with HLA, whereby the Company cedes both group life and group accident and health risk. Under these treaties, the Company ceded group life premium of $166, 130 and $133 in 2006, 2005 and 2004, respectively, and accident and health premium of $259, $221 and $230, respectively, to HLA.

Note 6.	Deferred Policy Acquisition Costs and Present Value of Future Profits

Changes in deferred policy acquisition costs and present value of future profits is as follows:

	2006	2005	2004

Balance, January 1	$7,101	$6,453	$6,088
Capitalization	1,351	1,226	1,375
Amortization — Deferred policy acquisitions costs and present value of future profits	(1,033)	(945)	(825)
Amortization — Unlock	(142)	—	—
Adjustments to unrealized gains and losses on securities available-for-sale and other	57	367	(80)
Cumulative effect of accounting changes (SOP 03-1)	—	—	(105)

Balance, December 31	$7,334	$7,101	$6,453

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated future net amortization expense of present value of future profits for the succeeding five years is as follows.

For the Year Ended December 31,

2007	$22
2008	$28
2009	$26
2010	$24
2011	$22

Note 7.	Goodwill and Other Intangible Assets

As of December 31, 2006 and December 31, 2005, the carrying amount of goodwill for the Company’s Retail Products segment was $85 and for the Company’s Individual Life segment was $101.

The Company’s goodwill impairment test performed in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”, resulted in no write-downs for the years ended December 31, 2006 and 2005.

For a discussion of present value of future profits that continue to be subject to amortization and aggregate amortization expense, see Note 6.

Note 8.	Separate Accounts, Death Benefits and Other Insurance Benefit Features

The Company records the variable portion of individual variable annuities, 401(k), institutional, governmental, private placement life and variable life insurance products within separate account assets and liabilities, which are reported at fair value. Separate account assets are segregated from other investments. Investment income and gains and losses from those separate account assets, which accrue directly to, and whereby investment risk is borne by the policyholder, are offset by the related liability changes within the same line item in the statement of income. The fees earned for administrative and contract holder maintenance services performed for these separate accounts are included in fee income. During 2006, 2005, and 2004 there were no gains or losses on transfers of assets from the general account to the separate account.

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

GMDB(1)

Liability balance as of January 1, 2006	$158
Incurred	130
Unlock	294
Paid	(106)

Liability balance as of December 31, 2006	$476

(1)	The reinsurance recoverable asset related to the GMDB was $316 as of December 31, 2006.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GMDB(1)

Liability balance upon adoption — as of January 1, 2005	$174
Incurred	123
Paid	(139)

Liability balance as of December 31, 2005	$158

(1)	The reinsurance recoverable asset related to the GMDB $40 as of December 31, 2005.

The net GMDB liability is established by estimating the expected value of net reinsurance costs and death benefits in excess of the projected account balance. The excess death benefits and net reinsurance costs are recognized ratably over the accumulation period based on total expected assessments. The GMDB liabilities are recorded in Future Policy Benefits on the Company’s balance sheet. Changes in the GMDB liability are recorded in Benefits, Claims and Claims Adjustment Expenses in the Company’s statement of income. In a manner consistent with the Company’s accounting policy for deferred acquisition costs, the Company regularly evaluates estimates used and adjusts the additional liability balances, with a related charge or credit to benefit expense if actual experience or other evidence suggests that earlier assumptions should be revised as described in Note 1, the Company unlocked its assumptions related to GMDB during the fourth quarter of 2006.

The determination of the GMDB liabilities and related GMDB reinsurance recoverable is based on models that involve a range of scenarios and assumptions, including those regarding expected market rates of return and volatility, contract surrender rates and mortality experience. The following assumptions were used to determine the GMDB liabilities as of December 31, 2006 and 2005:

•	1000 stochastically generated investment performance scenarios for all issue years

•	For all issue years, the weighted average return is 8%; it varies by asset class with a low of 3% for cash and a high of 10% for aggressive equities.

•	Discount rate of 7.5% for issue year 2002 & prior; discount rate of 7% for issue year 2003 & 2004 and discount rate of 5.6% for issue year 2005 and 2006.

•	Volatilities also vary by asset class with a low of 1% for cash, a high of 12% for aggressive equities, and a weighted average of 11%.

•	100% of the Hartford experience mortality table was used for the mortality assumptions.

•	Lapse rates by calendar year vary from a low of 8% to a high of 14%, with an average of 12%

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides details concerning GMDB exposure:

Breakdown of Variable Annuity Account Value by GMDB Type at December 31, 2006

			Retained Net	Weighted Average
	Account	Net Amount	Amount	Attained Age of
Maximum Anniversary Value (MAV)(1)	Value	at Risk	at Risk	Annuitant

MAV only	$53,358	$3,664	$343	65
With 5% rollup(2)	3,830	349	67	63
With Earnings Protection Benefit Rider (EPB)(3)	5,576	471	77	61
With 5% rollup & EPB	1,411	149	28	63

Total MAV	64,175	4,633	515
Asset Protection Benefit (APB)(4)	36,710	61	32	62
Lifetime Income Benefit (LIB)(5)	4,045	9	9	61
Reset(6) (5-7 years)	6,862	243	243	65
Return of Premium(7)/Other	10,015	28	25	54

Total	$121,807	$4,974	$824

(1)	MAV: the death benefit is the greatest of current account value, net premiums paid and the highest account value on any anniversary before age 80 (adjusted for withdrawals).

(2)	Rollup: the death benefit is the greatest of the MAV, current account value, net premium paid and premiums (adjusted for withdrawals) accumulated at generally 5% simple interest up to the earlier of age 80 or 100% of adjusted premiums.

(3)	EPB: The death benefit is the greatest of the MAV, current account value, or contract value plus a percentage of the contract’s growth. The contract’s growth is account value less premiums net of withdrawals, subject to a cap of 200% of premiums net of withdrawals.

(4)	APB: the death benefit is the greater of current account value or MAV, not to exceed current account value plus 25% times the greater of net premiums and MAV (each adjusted for premiums in the past 12 months).

(5)	LIB: The death benefit is the greatest of the current account value, net premiums paid, or a benefit amount that rachets over time, generally based on market performance.

(6)	Reset: the death benefit is the greatest of current account value, net premiums paid and the most recent five to seven year anniversary account value before age 80 (adjusted for withdrawals).

(7)	Return of premium: the death benefit is the greater of current account value and net premiums paid.

The Company offers certain variable annuity products with a guaranteed minimum withdrawal benefit (“GMWB”) rider. The GMWB provides the policyholder with a guaranteed remaining balance (“GRB”) if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. However, annual withdrawals that exceed a specific percentage of the premiums paid may reduce the GRB by an amount greater than the withdrawals and may also impact the guaranteed annual withdrawal amount that subsequently applies after the excess annual withdrawals occur. For certain of the withdrawal benefit features, the policyholder also has the option, after a specified time period, to reset the GRB to the then-current account value, if greater. In addition, the Company has introduced features, for contracts issued beginning in the fourth quarter of 2005, that allows the policyholder to receive the guaranteed annual withdrawal amount for as long as they are alive. In this feature, in all cases the contract holder or their beneficiary will receive the GRB and the GRB is reset on an annual basis to the maximum anniversary account value subject to a cap.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective August 31, 2005, HLAI, a subsidiary of the Company, entered into a reinsurance agreement with HLIKK, a related party and subsidiary of Hartford Life, Inc. Through the reinsurance agreement, HLIKK agreed to cede and HLAI agreed to reinsure 100% of the risks associated with the in-force and prospective GMIB riders on its variable annuity business. Effective July 31, 2006, the portion of this reinsurance related to riders issued prior to April 1, 2005 was recaptured by HLIKK. (See Footnote 17 for additional disclosure concerning the recapture.)

The GMWB represents an embedded derivative in the variable annuity contracts that is required to be reported separately from the host variable annuity contract. The GMIB reinsurance represents a free-standing derivative. It is carried at fair value and reported in other policyholder funds. The fair value of the GMWB and GMIB obligations are calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. Because of the dynamic and complex nature of these cash flows, best estimate assumptions and stochastic techniques under a variety of market return scenarios are used. Estimating these cash flows involves numerous estimates and subjective judgments including those regarding expected market rates of return, market volatility, correlations of market returns and discount rates. At each valuation date, the Company assumes expected returns based on risk-free rates as represented by the current LIBOR forward curve rates; market volatility assumptions for each underlying index based on a blend of observed market “implied volatility” data and annualized standard deviations of monthly returns using the most recent 20 years of observed market performance; correlations of market returns across underlying indices based on actual observed market returns and relationships over the ten years preceding the valuation date; and current risk-free spot rates as represented by the current LIBOR spot curve to determine the present value of expected future cash flows produced in the stochastic projection process. As markets change, mature and evolve and actual policyholder behavior emerges, management continually evaluates the appropriateness of its assumptions. In addition, management regularly evaluates the valuation model, incorporating emerging valuation techniques where appropriate, including drawing on the expertise of market participants and valuation experts.

As of December 31, 2006 and December 31, 2005, the embedded derivative asset recorded for GMWB, before reinsurance or hedging, was $53 and $8, respectively. During 2006, 2005 and 2004, the increase (decrease) in value of the GMWB, before reinsurance and hedging, reported in realized gains was $121, $(64) and $54, respectively. There were no payments made for the GMWB during 2006, 2005 or 2004.

Prior to September 2005, the risk of loss associated with GMWB was 100% reinsured to both external and related parties. During September 2005, the Company recaptured the reinsurance agreement with the related party. As of December 31, 2006 $37.3 billion, or 77% of account value representing substantially all of the contracts written after July 2003, with the GMWB feature, were unreinsured. In order to minimize the volatility associated with the unreinsured GMWB liabilities, the Company has established an alternative risk management strategy. As part of the recapture, the Company received derivative instruments used to hedge its unreinsured GMWB exposure including interest rate futures, Standard and Poor’s (“S&P”) 500 and NASDAQ index options and futures contracts and Europe, Australasia and Far East (“EAFE”) Index swaps to hedge GMWB exposure to international equity markets. The GRB as of December 31, 2005 and 2005 was $37.8 billion and $31.8 billion, respectively

A contract is “in the money” if the contract holder’s GRB is greater than the account value. For contracts that were “in the money” the Company’s exposure, as of December 31, 2006, was $8. However, the only ways the contract holder can monetize the excess of the GRB over the account value of the contract is upon death or if their account value is reduced to zero through a combination of a series of withdrawals that do not exceed a specific percentage of the premiums paid per year and market declines. If the account value is reduced to zero, the contract holder will receive a period certain annuity equal to the remaining GRB. As the amount of the excess of the GRB over the account value can fluctuate with equity market returns on a daily basis the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than $8.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Account balances of contracts with guarantees were invested in variable separate accounts as follows:

As of December 31,
Asset type	2006

Equity securities	$104,687
Cash and cash equivalents	8,931

Total	$113,618

As of December 31, 2006, approximately 12% of the equity securities above were invested in fixed income securities through these funds and approximately 88% were invested in equity securities.

Note 9.	Sales Inducements

The Company currently offers enhanced crediting rates or bonus payments to contract holders on certain of its individual and group annuity products. The expense associated with offering certain of these bonuses is deferred and amortized over the life of the related contract in a pattern consistent with the amortization of deferred policy acquisition costs. Amortization expense associated with expenses previously deferred is recorded over the remaining life of the contract. Consistent with the Company’s DAC unlock, the Company unlocked the amortization of the sales inducement asset. See Note 1, for more information concerning the DAC unlock.

Changes in deferred sales inducement activity were as follows for the years ended December 31,:

	2006	2005

Balance, beginning of period	$355	$309
Sales inducements deferred	80	85
DAC Unlock	4	—

Amortization charged to income	(49)	(39)

Balance, end of period	$390	$355

Note 10.	Reserves for Losses and Loss Adjustment Expenses

As described in Note 1, the Company establishes reserves for losses and loss adjustment expenses on reported and unreported claims. These reserve estimates are based on known facts and interpretations of circumstances, and consideration of various internal factors including the Company’s experience with similar cases, historical trends involving claim payment patterns, loss payments, pending levels of unpaid claims, loss control programs and product mix. In addition, the reserve estimates are influenced by consideration of various external factors including court decisions, economic conditions and public attitudes. The effects of inflation are implicitly considered in the reserving process.

The establishment of appropriate reserves, including reserves for catastrophes and asbestos and environmental claims, is inherently uncertain. The Company regularly updates its reserve estimates as new information becomes available and events unfold that may have an impact on unsettled claims. Changes in prior year reserve estimates, which may be material, are reflected in the results of operations in the period such changes are determined to be necessary.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The liability for future policy benefits and unpaid losses and loss adjustment expenses by segment/product is as follows:

	2006	2005

Retail
Individual annuity — variable	$474	$157
Individual annuity — fixed	371	575
Other	—	—

Total Retail	845	732

Retirement Plans
401(k)	67	56
Governmental	290	310

Total Retirement Plans	357	366

Institutional
Structured settlements	3,230	2,839
Institutional annuities	2,158	2,003
SPIA	206	—
PPLI	117	—

Total Institutional	5,711	—

Individual Life
Variable universal life	16	15
Universal life/other interest sensitive	70	63
Term insurance and other	489	458

Total Individual Life	575	536

Other	721	810

Total	$8,209	$7,406

The liability for other policyholder funds and benefits payable by segment/product is as follows:

	2006	2005

Life
Retail
Individual annuity — variable	$5,675	$7,030
Individual annuity — fixed	9,326	9,260
Other	7	9

Total Retail	15,008	16,299

Retirement Plans
401(k)	1,257	1,181
Governmental	4,287	4,013

Total Retirement Plans	5,544	5,194

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2006	2005

Institutional
Structured settlements	1,968	1,727
Stable value/Funding agreements	6,169	4,142
GICs	2,875	3,117
SPIA	141	—
PPLI	235	231
Institutional annuities	13	11

Total Institutional	11,401	9,228

Individual Life
Variable universal life	515	474
Universal life/other interest sensitive	4,117	3,793
Other	214	215

Total Individual Life	4,846	4,482

Other	3,392	3,196

Total Life	$40,191	$38,399

Note 11.	Commitments and Contingencies

Litigation

The Hartford is involved in claims litigation arising in the ordinary course of business, both as a liability insurer defending or providing indemnity for third-party claims brought against insureds and as an insurer defending coverage claims brought against it. The Hartford accounts for such activity through the establishment of unpaid loss and loss adjustment expense reserves. Management expects that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition, results of operations or cash flows of The Hartford.

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

Broker Compensation Litigation — On October 14, 2004, the New York Attorney General’s Office filed a civil complaint (the “NYAG Complaint”) against Marsh Inc. and Marsh & McLennan Companies, Inc. (collectively, “Marsh”) alleging, among other things, that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them. The Hartford was not joined as a defendant in the action, which has since

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

settled. Since the filing of the NYAG Complaint, several private actions have been filed against the Company asserting claims arising from the allegations of the NYAG Complaint.

The Hartford is also a defendant in a multidistrict litigation in federal district court in New Jersey. There are two consolidated amended complaints filed in the multidistrict litigation, one related to alleged conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. The Company and various of its subsidiaries are named in both complaints. The actions assert, on behalf of a class of persons who purchased insurance through the broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group benefits complaint, claims under ERISA arising from conduct similar to that alleged in the NYAG Complaint. The class period alleged is 1994 through the date of class certification, which has not yet occurred. The complaints seek treble damages, injunctive and declaratory relief, and attorneys’ fees. On October 3, 2006, the court denied in part the defendants’ motions to dismiss the two consolidated amended complaints but found the complaints deficient in other respects and ordered the plaintiffs to file supplemental pleadings. The plaintiffs’ motions for class certification are pending. The Company also has been named in two similar actions filed in state courts, which the defendants have removed to federal court. Those actions currently are transferred to the court presiding over the multidistrict litigation. The Company disputes the allegations in all of these actions and intends to defend the actions vigorously. In addition, the Company was joined as a defendant in an action by the California Commissioner of Insurance alleging similar conduct by various insurers in connection with the sale of group benefits products. The Commissioner’s action asserted claims under California insurance law and sought injunctive relief only. The Company has settled the Commissioner’s action.

Additional complaints may be filed against the Company in various courts alleging claims under federal or state law arising from the conduct alleged in the NYAG Complaint. The Company’s ultimate liability, if any, in the pending and possible future suits is highly uncertain and subject to contingencies that are not yet known, such as how many suits will be filed, in which courts they will be lodged, what claims they will assert, what the outcome of investigations by the New York Attorney General’s Office and other regulatory agencies will be, the success of defenses that the Company may assert, and the amount of recoverable damages if liability is established. In the opinion of management, it is possible that an adverse outcome in one or more of these suits could have a material adverse effect on the Company’s consolidated results of operations or cash flows in particular quarterly or annual periods.

Regulatory Developments

In June 2004, the Company received a subpoena from the New York Attorney General’s Office in connection with its inquiry into compensation arrangements between brokers and carriers. In mid-September 2004 and subsequently, the Company has received additional subpoenas from the New York Attorney General’s Office, which relate more specifically to possible anti-competitive activity among brokers and insurers. Since the beginning of October 2004, the Company has received subpoenas or other information requests from Attorneys General and regulatory agencies in more than a dozen jurisdictions regarding broker compensation and possible anti-competitive activity. The Company may receive additional subpoenas and other information requests from Attorneys General or other regulatory agencies regarding similar issues. In addition, the Company has received a request for information from the New York Attorney General’s Office concerning the Company’s compensation arrangements in connection with the administration of workers compensation plans. The Company intends to continue cooperating fully with these investigations, and is conducting an internal review, with the assistance of outside counsel, regarding broker compensation issues in its Property & Casualty and Group Benefits operations.

On October 14, 2004, the New York Attorney General’s Office filed a civil complaint against Marsh & McLennan Companies, Inc., and Marsh, Inc. (collectively, “Marsh”). The complaint alleges, among other things, that certain insurance companies, including the Company, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

them. The Company was not joined as a defendant in the action, which has since settled. Although no regulatory action has been initiated against the Company in connection with the allegations described in the civil complaint, it is possible that the New York Attorney General’s Office or one or more other regulatory agencies may pursue action against the Company or one or more of its employees in the future. The potential timing of any such action is difficult to predict. If such an action is brought, it could have a material adverse effect on the Company.

On October 29, 2004, the New York Attorney General’s Office informed the Company that the Attorney General is conducting an investigation with respect to the timing of the previously disclosed sale by Thomas Marra, a director and executive officer of the Company, of 217,074 shares of the Company’s common stock on September 21, 2004. The sale occurred shortly after the issuance of two additional subpoenas dated September 17, 2004 by the New York Attorney General’s Office. The Company has engaged outside counsel to review the circumstances related to the transaction and is fully cooperating with the New York Attorney General’s Office. On the basis of the review, the Company has determined that Mr. Marra complied with the Company’s applicable internal trading procedures and has found no indication that Mr. Marra was aware of the additional subpoenas at the time of the sale.

There continues to be significant federal and state regulatory activity relating to financial services companies, particularly mutual funds companies. These regulatory inquiries have focused on a number of mutual fund issues, including market timing and late trading, revenue sharing and directed brokerage, fees, transfer agents and other fund service providers, and other mutual-fund related issues. The Company has received requests for information and subpoenas from the SEC, subpoenas from the New York Attorney General’s Office, a subpoena from the Connecticut Attorney General’s Office, requests for information from the Connecticut Securities and Investments Division of the Department of Banking, and requests for information from the New York Department of Insurance, in each case requesting documentation and other information regarding various mutual fund regulatory issues. The Company continues to cooperate fully with these regulators in these matters.

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

On May 10, 2006, The Hartford entered into an agreement (the “Agreement”) with the New York Attorney General’s Office and the Connecticut Attorney General’s Office to resolve the outstanding investigations by these parties regarding The Hartford’s use of expense reimbursement agreements in its terminal and maturity funding group annuity line of business. Under the terms of the Agreement, The Hartford paid $20, of which $16.1 was paid to certain plan sponsors that purchased terminal or maturity funding annuities between January 1, 1998 and December 31, 2004, with the balance of $3.9 divided equally between the states of New York and Connecticut. Also pursuant to the terms of the Agreement, The Hartford accepted a three-year prohibition on the use of contingent compensation in its terminal and maturity funding group annuity line of business. The costs associated with the settlement had already been accounted for in reserves previously established by The Hartford.

On November 8, 2006, the SEC issued an Order setting forth the terms of a settlement reached with three subsidiaries of The Hartford that resolved the SEC’s Division of Enforcement’s investigation of aspects of The Hartford’s variable annuity and mutual fund operations related to directed brokerage and revenue sharing. Under the terms of the settlement, The Hartford has paid $55 to mutual funds that participated in The Hartford program for directed brokerage in recognition of mutual fund sales, $40 of which represents disgorgement and $15 of which represents civil penalties. The costs associated with the settlement had already been accounted for in reserves previously established by The Hartford.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The SEC’s Division of Enforcement and the New York Attorney General’s office are investigating the Hartford’s variable annuity and mutual fund operations related to market timing. The Hartford continues to cooperate fully with the SEC and New York Attorney General’s Office in these matters. The Hartford’s mutual funds are available for purchase by the separate accounts of different variable universal life insurance policies, variable annuity products, and funding agreements, and they are offered directly to certain qualified retirement plans. Although existing products contain transfer restrictions between subaccounts, some products, particularly older variable annuity products, do not contain restrictions on the frequency of transfers. In addition, as a result of the settlement of litigation against the Hartford with respect to certain owners of older variable annuity contracts, the Hartford’s ability to restrict transfers by these owners has, until recently, been limited. The Hartford has executed an agreement with the parties to the previously settled litigation which, together with separate agreements between these contract owners and their broker, has resulted in the exchange or surrender of all of the variable annuity contracts that were the subject of the previously settled litigation.

To date, the SEC’s and New York Attorney General’s market timing investigations have not resulted in the initiation of any formal action against The Hartford by these regulators. However, The Hartford believes that the SEC and the New York Attorney General’s Office are likely to take some action against The Hartford at the conclusion of the respective investigations. The Hartford is engaged in discussions with the SEC and the New York Attorney General’s Office regarding the potential resolution of these matters. The potential timing of any resolution of any of these matters or the initiation of any formal action by any of these regulators is difficult to predict. After giving effect to the settlement of the SEC’s directed brokerage investigation, as of December 31, 2006, Hartford Life had a reserve of $83, after-tax, none of which was attributed to the Company, for the market timing matters. Hartford Life’s reserve is an estimate; in view of the uncertainties regarding the outcome of these regulatory investigations, it is possible that the ultimate cost to Hartford Life of these matters could exceed the reserve by an amount that would have a material adverse effect on Hartford Life’s consolidated results of operations or cash flows in a particular quarterly or annual period. It is reasonably possible that the Company may ultimately be liable for all or a portion of the ultimate cost to Hartford Life from these matters. However, the ultimate liability of the Company is not reasonably estimable at this time.

On June 23, 2005, the Company received a subpoena from the New York Attorney General’s Office requesting information relating to purchases of the Company’s variable annuity products, or exchanges of other products for the Company’s variable annuity products, by New York residents who were 65 or older at the time of the purchase or exchange. On August 25, 2005, the Company received an additional subpoena from the New York Attorney General’s Office requesting information relating to purchases of or exchanges into the Company’s variable annuity products by New York residents during the past five years where the purchase or exchange was funded using funds from a tax-qualified plan or where the variable annuity purchased or exchanged for was a sub-account of a tax-qualified plan or was subsequently put into a tax-qualified plan. The Company is cooperating fully with the New York Attorney General’s Office in these matters.

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

Leases

The rent paid to Hartford Fire for operating leases entered into by the Company was $35, $35, and $36 for the years ended December 31, 2006, 2005 and 2004, respectively. Included in Hartford Fire’s operating leases are the principal executive offices of Hartford Life Insurance Company, together with its parent, which are located in Simsbury, Connecticut. Rental expense for the facility located in Simsbury, Connecticut, which lease expires on

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, amounted to approximately $27, $27 and $15 for the years ended December 31, 2006, 2005 and 2004, respectively.

Future minimum rental commitments on all operating leases are as follows:

2007	32
2008	28
2009	24
2010	21
2011	4

Thereafter	4

Total	$113

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

The separate account DRD is estimated for the current year using information from the most recent year-end, adjusted for current year equity market performance. The estimated DRD is generally updated in the third quarter for the provision-to-filed-return adjustments, and in the fourth quarter based on known actual mutual fund distributions and fee income from The Hartford’s variable insurance products. The actual current year DRD can vary from the estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distributions from these mutual funds, appropriate levels of taxable income as well as the utilization of capital loss carry forwards at the mutual fund level.

The Company receives a foreign tax credit (“FTC”) against its U.S. tax liability for foreign taxes paid by the Company including payments from its separate account assets. The separate account FTC is estimated for the current year using information from the most recent filed return, adjusted for the change in the allocation of separate account investments to the international equity markets during the current year. The actual current year FTC can vary from the estimates due to the actual FTC’s passed through by the mutual funds.

Unfunded Commitments

At December 31, 2006, the Company has outstanding commitments totaling $798, of which $540 is committed to fund limited partnership investments. These capital commitments can be called by the partnership during the commitment period (on average two to five years) to fund the purchase of new investments and partnership expenses. Once the commitment period expires, the Company is under no obligation to fund the remaining unfunded commitment but may elect to do so. The remaining outstanding commitments are primarily related to various funding obligations associated with investments in mortgage and construction loans. These have a commitment period of one month to three years.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Guaranty Fund and Other Insurance-related Assessments

In all states, insurers licensed to transact certain classes of insurance are required to become members of a guaranty fund. In most states, in the event of the insolvency of an insurer writing any such class of insurance in the state, members of the funds are assessed to pay certain claims of the insolvent insurer. A particular state’s fund assesses its members based on their respective written premiums in the state for the classes of insurance in which the insolvent insurer was engaged. Assessments are generally limited for any year to one or two percent of premiums written per year depending on the state.

The Company accounts for guaranty fund and other insurance assessments in accordance with Statement of Position No. 97-3, “Accounting by Insurance and Other Enterprises for Insurance-Related Assessments”. Liabilities for guaranty fund and other insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated, and when the event obligating the Company to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of other liabilities in the Consolidated Balance Sheets. As of December 31, 2006 and 2005, the liability balance was $4 and $15, respectively. As of December 31, 2006 and 2005, $13 and $13, respectively, related to premium tax offsets were included in other assets.

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

Income tax expense (benefit) is as follows:

	For the Years Ended December 31,
	2006	2005	2004

Current	$115	$71	$(34)
Deferred	(12)	136	63

Income tax expense	$103	$207	$29

A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision (benefit) for income taxes is as follows:

	For the Years Ended December 31,
	2006	2005	2004

Tax provision at the U.S. federal statutory rate	$292	$391	$354
Dividends received deduction	(174)	(184)	(132)
IRS audit settlement	—	—	(191)
Foreign related investments	(10)	(2)	(2)
Other	(5)	2	—

Total	$103	$207	$29

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liabilities) include the following as of December 31:

	2006	2005

Deferred Tax Assets
Tax basis deferred policy acquisition costs and reserves	$568	$581
Investment-related items and other	179	—
NOL carryover	—	13
Minimum tax credit	217	191
Foreign tax credit carryovers	7	31
Other	—	30

Total Deferred Tax Assets	971	846
Deferred Tax Liabilities
Financial statement deferred policy acquisition costs and reserves	(1,252)	(977)
Net unrealized gains on equity securities	(169)	(291)
Employee benefits	(39)	(15)
Investment related items and other	—	(79)
Other	(2)	—

Total Deferred Tax Liabilities	(1,462)	(1,362)

Total Deferred Tax Asset/(Liability)	$(491)	$(516)

The Company had current federal income tax (payable) receivable of $(78) and $199 as of December 31, 2006 and 2005, respectively.

In management’s judgment, the gross deferred tax asset will more likely than not be realized through reductions of future taxes. Accordingly, no valuation allowance has been recorded.

Prior to the Tax Reform Act of 1984, the Life Insurance Company Income Tax Act of 1959 permitted the deferral from taxation of a portion of statutory income under certain circumstances. In these situations, the deferred income was accumulated in a “Policyholders’ Surplus Account” and would be taxable only under conditions which management considered to be remote; therefore, no federal income taxes have been provided on the balance in this account, which for tax return purposes was $88 as of December 31, 2005. The American Jobs Creation Act of 2004, which was enacted in October 2004, allows distributions to be made from the Policyholders’ Surplus Account free of tax in 2005 and 2006. The Company distributed the entire balance in 2006 thereby permanently eliminating the potential tax of $31.

Note 13.  Debt

Consumer Notes

On September 8, 2006, Hartford Life Insurance Company filed a shelf registration statement with the SEC (Registration Statement No. 333-137215), effective immediately, for the offering and sale of Hartford Life Income NotesSM and Hartford Life medium-term notes (collectively called “Consumer Notes”). There are no limitations on the ability to issue additional indebtedness in the form of Hartford Life Income NotesSM and Hartford Life medium-term notes.

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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2006, $258 of Consumer Notes had been issued. These notes have interest rates ranging from 5.0% to 6.0% for fixed notes and consumer price index plus 175 basis points to 225 basis points for variable notes. The aggregate maturities of Consumer Notes are as follows: $230 in 2008, $10 in 2009, $18 in 2011. For the year ended December 31, 2006 interest credited to holders of Consumer Notes was $2.

Note 14.	Statutory Results

	For the Years Ended December 31,
	2006	2005	2004

Statutory net income	$419	$185	$536

Statutory capital and surplus	$3,275	$3,034	$3,191

A significant percentage of the consolidated statutory surplus is permanently reinvested or is subject to various state regulatory restrictions which limit the payment of dividends without prior approval. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. Under these laws, the insurance subsidiaries may only make their dividend payments out of unassigned surplus. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting policies. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The insurance holding company laws of the other jurisdictions in which The Hartford’s insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. As of December 31, 2006, the maximum amount of statutory dividends which may be paid by the Company in 2007, without prior approval, is $549.

The domestic insurance subsidiaries of the Company prepare their statutory financial statements in accordance with accounting practices prescribed by the applicable insurance department. Prescribed statutory accounting practices include publications of the National Association of Insurance Commissioners (“NAIC”), as well as state laws, regulations and general administrative rules.

Note 15.	Pension Plans, Postretirement, Health Care and Life Insurance Benefit and Savings Plans

Pension Plans

The Company’s employees are included in The Hartford’s non-contributory defined benefit pension and postretirement health care and life insurance benefit plans. Defined benefit pension expense, postretirement health care and life insurance benefits expense allocated by The Hartford to the Company, was $22, $21 and $20 in 2006, 2005 and 2004, respectively.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investment and Savings Plan

Substantially all the Company’s U.S. employees are eligible to participate in The Hartford’s Investment and Savings Plan. The cost to the Company for this plan was approximately $9, $8 and $8 for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 16.	Stock Compensation Plans

Hartford Life’s employees are included in The Hartford 2005 Incentive Stock Plan and The Hartford Employee Stock Purchase Plan.

The Hartford has two primary stock-based compensation plans which are described below. Shares issued in satisfaction of stock-based compensation may be made available from authorized but unissued shares, shares held by The Hartford in treasury or from shares purchased in the open market. The Hartford typically issues new shares in satisfaction of stock-based compensation. Hartford Life was allocated compensation expense of $30 million, $24 million and $16 million for the years ended December 31, 2006, 2005 and 2004, respectively. Hartford Life’s income tax benefit recognized for stock-based compensation plans was $11, $8 and $6 for the years ended December 31, 2006, 2005 and 2004, respectively. Hartford Life did not capitalize any cost of stock-based compensation.

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

The fair values of awards granted under the 2005 Stock Plan are measured as of the grant date and expensed ratably over the awards’ vesting periods, generally three years. For stock option awards granted or modified in 2006 and later, the Company began expensing awards to retirement-eligible employees hired before January 1, 2002 immediately or over a period shorter than the stated vesting period because the employees receive accelerated vesting upon retirement and therefore the vesting period is considered non-substantive. For the year ended December 31, 2005, the Company would have recognized an immaterial increase in net income if it had been accelerating expense for all awards to retirement-eligible employees entitled to accelerated vesting. All awards provide for accelerated vesting upon a change in control of The Hartford as defined in the 2005 Stock Plan.

Stock Option Awards

Under the 2005 Stock Plan, all options granted have an exercise price equal to the market price of The Hartford’s common stock on the date of grant, and an option’s maximum term is ten years. Certain options become exercisable over a three year period commencing one year from the date of grant, while certain other options become exercisable at the later of the three years from the date of grant or upon the attainment of specified market appreciation of The Hartford’s common shares. For any year, no individual employee may receive an award of options for more than 1,000,000 shares. As of December 31, 2006, The Hartford had not issued any incentive stock options under any plans.

For all options granted or modified on or after January 1, 2004, The Hartford uses a hybrid lattice/Monte-Carlo based option valuation model (the “valuation model”) that incorporates the possibility of early exercise of options into the valuation. The valuation model also incorporates The Hartford’s historical termination and exercise

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 17.	Transactions with Affiliates

Transactions of the Company with Hartford Fire Insurance Company, Hartford Holdings and its affiliates relate principally to tax settlements, reinsurance, insurance coverage, rental and service fees, payment of dividends and capital contributions. In addition, certain affiliated insurance companies purchased group annuity contracts from the Company to fund pension costs and claim annuities to settle casualty claims. As of December 31, 2006 and 2005, the Company had $1.5 billion and $1.3 billion, respectively, of reserves for claim annuities purchased by affiliated entities. For the year ended December 31, 2006, 2005, and 2004, the Company recorded earned premiums of $69, $89, and $76 for these intercompany claim annuities. Substantially all general insurance expenses related to the Company, including rent and employee benefit plan expenses, are initially paid by The Hartford. Direct expenses are allocated to the Company using specific identification, and indirect expenses are allocated using other applicable methods. Indirect expenses include those for corporate areas which, depending on type, are allocated based on either a percentage of direct expenses or on utilization.

Effective July 7, 2003, the Company and its subsidiary, Hartford Life and Annuity Insurance Company (“HLAI”) entered into an indemnity reinsurance arrangement with Hartford Life and Accident Company (“HLA”). Through this arrangement, both the Company and HLAI automatically ceded 100% of the GMWB’s incurred on variable annuity contracts issued between July 7, 2003 through September 2005 that were otherwise not reinsured. The Company and HLAI, in total, ceded approximately $120 of premiums to HLA during this period. During September 2005, the Company and HLAI recaptured this indemnity reinsurance arrangement from HLA. The Company and HLAI, combined, paid cash of $63, received hedging assets with a fair value of $182 and extinguished a reinsurance recoverable liability of $36, resulting in a capital contribution of $117.

During the third quarter of 2004, Hartford Life introduced fixed MVA annuity products to provide a diversified product portfolio to customers in Japan. The yen based MVA product is written by HLIKK, a wholly owned Japanese subsidiary of Hartford Life and subsequently reinsured to the Company. As of December 31, 2006, $1.7 billion of the account value had been assumed by the Company.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The initial fair value of the derivative associated with new business will be recorded as an in substance capital contribution or distribution between these related parties. As of December 31, 2006 and 2005, the fair value of the reinsurance derivative was an asset of $119 and $72, respectively. During the year ended December 31, 2006, the Company recorded a net capital contribution of $74 (including the net result of the recapture) and a pre-tax realized loss of $53, representing the change in fair value of the reinsurance derivative. (Included in the 2006 pre-tax loss amounts was a net $60 of losses related to changes in policyholder behavior assumptions and modeling refinements made by the Company during the year ended December 31, 2006.) During the year ended December 31, 2005, the Company recorded a net capital contribution of $2 and a pre-tax realized gain of $113, representing the change in fair value of the reinsurance derivative.

The contracts underlying the GMIB reinsurance contract are “in the money” if the contract holder’s guaranteed remaining balance (“GRB”) is greater than the account value. For contracts that were “in the money” the Company’s exposure, as of December 31, 2006 and 2005, was $0 and $1, respectively. However, the only way the contract holder can monetize the excess of the GRB over the account value of the contract is upon annuitization and the amount to be paid by the Company will be in the form of a lump sum, or alternatively, over the annuity period. As the amount of the excess of the GRB over the account value can fluctuate with equity market returns on a daily basis, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more than $0.

The Reinsurance Agreement for GMDB business is accounted for under SOP 03-1 “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts”. As of December 31, 2006 the liability for the assumed reinsurance of the GMDB and the net amount at risk was immaterial.

The Company has issued a guarantee to retirees and vested terminated employees (Retirees) of The Hartford Retirement Plan for U.S. Employees (the Plan) who retired or terminated prior to January 1, 2004. The Plan is sponsored by The Hartford. The guarantee is an irrevocable commitment to pay all accrued benefits which the

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Retiree or the Retiree’s designated beneficiary is entitled to receive under the Plan in the event the Plan assets are insufficient to fund those benefits and The Hartford is unable to provide sufficient assets to fund those benefits. The Company believes that the likelihood that payments will be required under this guarantee is remote.

Note 18.	Quarterly Results for 2006 and 2005 (unaudited)

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,
	2006	2005	2006	2005	2006	2005	2006	2005

Revenues	$1,623	$1,440	$1,272	$1,400	$1,523	$1,521	$1,671	$1,543
Benefits, claims and expenses	1,286	1,118	1,198	1,172	1,259	1,210	1,512	1,275
Net income	259	241	93	180	231	247	148	248

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

SCHEDULE I

SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN AFFILIATES

	As of December 31, 2006
			Amount at Which
			Shown on
Type of Investment	Cost	Fair Value	Balance Sheet
	(In millions)

Fixed Maturities
Bonds and Notes
U.S. Government and Government agencies and authorities (guaranteed and sponsored)	$542	$539	$539
U.S. Government and Government agencies and authorities (guaranteed and sponsored) — asset-backed	2,991	2,975	2,975
States, municipalities and political subdivisions	1,114	1,122	1,122
International governments	568	608	608
Public utilities	2,663	2,774	2,774
All other corporate including international	19,319	19,913	19,913
All other corporate — asset-backed	16,647	16,713	16,713
Short-term investments	694	694	694
Redeemable preferred stock	2	2	2

Total fixed maturities	44,540	45,340	45,340

Equity Securities
Common stocks
Banks, trusts & insurance companies	1	1	1
Industrial, miscellaneous and all other	158	169	169
Nonredeemable preferred stocks	109	106	106

Total equity securities	268	276	276

Total fixed maturities and equity securities	44,808	45,616	45,616

Other Investments
Mortgage loans on real estate	2,631	2,619	2,631
Policy loans	2,009	2,009	2,009
Investments in partnerships and trusts	750	750	750
Other invested assets	428	274	274

Total other investments	5,818	5,652	5,664

Total investments	$50,626	$51,268	$51,280

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

SCHEDULE III

SUPPLEMENTARY INSURANCE INFORMATION
For the Years Ended December 31, 2006, 2005 and 2004

				Net	Benefits,		Amortization
				Realized	Claims and		of Deferred
			Net	Capital	Claim	Insurance	Policy
	Fee Income	Earned	Investment	Gains	Adjustment	Expenses	Acquisition	Dividends to
Segment	and Other	Premiums	Income	(Losses)	Expenses	and Other	Costs	Policyholders
	(In millions)

2006
Retail Products Group	$1,924	$(86)	$835	$7	$819	$497	$867	$—
Retirement Plans	180	19	326	1	250	134	1	—
Institutional Solutions Group	119	607	987	(6)	1,471	75	32	—
Individual Life	825	(45)	292	4	447	169	228	2
Other	65	52	288	(305)	218	(22)	47	20

Consolidated operations	$3,113	547	2,728	$(299)	$3,205	$853	$1,175	$22

2005
Retail Products Group	$1,737	$(110)	$934	$9	$895	$433	$689	$—
Retirement Plans	139	10	311	(3)	231	115	26	—
Institutional Solutions Group	117	504	784	(5)	1,199	53	32	—
Individual Life	742	(26)	272	3	420	154	196	3
Other	76	71	268	71	263	43	2	34

Consolidated operations	$2,811	449	$2,569	$75	$3,008	$798	$945	$37

2004
Retail Products Group	$1,520	$(44)	$1,013	$(1)	$1,074	$391	$596	$—
Retirement Plans	107	10	307	(3)	220	96	28	—
Institutional Solutions Group	158	464	647	4	1,113	55	26	—
Individual Life	705	(16)	269	8	424	151	175	2
Other	102	70	234	132	280	16	—	27

Consolidated operations	$2,592	484	$2,470	$140	$3,111	$709	$825	$29

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

SCHEDULE IV

REINSURANCE

			Assumed		Percentage of
		Ceded to	from		Amount
	Gross	Other	Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net
	(In millions)

For the year ended December 31, 2006
Life insurance in force	$340,345	$164,125	$2,430	$183,042	1.3%

Fee income, earned premiums and other
Life insurance and annuities	$4,072	$457	$12	$3,627	.3%
Accident and health insurance	288	262	7	33	21.2%

Total fee income, earned premiums and other	$4,360	$719	$19	$3,660	.5%

For the year ended December 31, 2005
Life insurance in force	$341,821	$194,257	$3,137	$150,701	2.1%

Fee income, earned premiums and other
Life insurance and annuities	$3,735	$554	$31	$3,212	1.0%
Accident and health insurance	284	244	8	48	16.7%

Total fee income, earned premiums and other	$4,019	$798	$39	$3,260	1.2%

For the year ended December 31, 2004
Life insurance in force	$390,380	$243,718	$3,925	$150,587	2.6%

Fee income, earned premiums and other
Life insurance and annuities	$3564	$562	$30	$3,032	1.0%
Accident and health insurance	270	245	19	44	43.2%

Total fee income, earned premiums and other	$3,834	$807	$49	$3,076	1.6%

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARTFORD LIFE INSURANCE COMPANY

/s/ Ernest M. McNeill Jr.
Ernest M. McNeill Jr
Senior Vice President and Chief Accounting Officer

Date: February 23, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas M. Marra Thomas M. Marra	President, Chief Executive Officer, Chairman and Director	February 23, 2007

/s/ Glenn D. Lammey Glenn D. Lammey	Executive Vice President, Chief Financial Officer and Director	February 23, 2007

/s/ Ernest M. McNeill Jr. Ernest M. McNeill Jr	Senior Vice President and Chief Accounting Officer	February 23, 2007

/s/ Stephen T. Joyce Stephen T. Joyce	Director	February 23, 2007

/s/ John C. Walters John C. Walters	Director	February 23, 2007

/s/ Lizabeth H. Zlatkus Lizabeth H. Zlatkus	Director	February 23, 2007

/s/ David M. Znamierowski David M. Znamierowski	Director	February 23, 2007

II-1

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

FORM 10-K
For the Fiscal Year Ended December 31, 2006

EXHIBITS INDEX

Exhibit #

3.01	Restated Certificate of Incorporation of Hartford Life Insurance Company was filed as Exhibit 3.01 to Hartford Life Insurance Company’s Form 10-K filed for the year ended December 31, 2004 and is incorporated herein by reference.
3.02	By-Laws of Hartford Life Insurance Company was filed as Exhibit 3.02 to Hartford Life Insurance Company’s Form 10-K filed for the year ended December 31, 2004 and is incorporated herein by reference.
4.01	Restated Certificate of Incorporation and By-Laws of Hartford Life Insurance Company (included as Exhibits 3.01 and 3.02, respectively).
10.01	Management Agreement among Hartford Life Insurance Company, certain of its affiliates and Hartford Investment Services, Inc. was filed as Exhibit 10.4 to Hartford Life, Inc.’s Form 10-Q filed for the quarter ended June 30, 1997 (File No. 1-12749) and is incorporated herein by reference.
10.02	Management Agreement between Hartford Life Insurance Company and The Hartford Investment Management Company was filed as Exhibit 10.3 to Hartford Life, Inc.’s Form 10-Q filed for the quarter ended June 30, 1997 (File No. 1-12749) and is incorporated herein by reference.
12.01	Computation of Ratio of Earnings to Fixed Charges is filed herewith.
23.01	Consent of Deloitte & Touche, LLP, filed herewith.
31.01	Section 302 Certification of Thomas M. Marra, filed herewith.
31.02	Section 302 Certification of Glen D. Lammey, filed herewith.
32.01	Section 906 Certification of Thomas M. Marra, filed herewith.
32.02	Section 906 Certification of Glen D. Lammey, filed herewith.