Form 10-Q
period 2007-03-31
HARTFORD LIFE INSURANCE CO
filed 2007-04-26
CIK 45947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐     No ☑
As of April ___, 2007 there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant, all of which were directly owned by Hartford Life and Accident Insurance Company, a direct wholly owned subsidiary of Hartford Life, Inc.
The registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Report of Independent Registered Public Accounting Firm	3

Condensed Consolidated Statements of Income — For the Three Months Ended March 31, 2007 and 2006	4

Condensed Consolidated Balance Sheets — As of March 31, 2007 and December 31, 2006	5

Condensed Consolidated Statements of Changes in Stockholder’s Equity — For the Three Months Ended March 31, 2007 and 2006	6

Condensed Consolidated Statements of Cash Flows — For the Three Months Ended March 31, 2007 and 2006	7

Notes to Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Market Risk	38

Item 4. Controls and Procedures	38

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	38

Item 1A. Risk Factors	39

Item 6. Exhibits	39

Signature	40

Exhibits Index	41
EX-12.01: COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
EX-15.01: DELOITTE & TOUCHE LLP LETTER OF AWARENESS
EX-31.01: CERTIFICATION
EX-31.02: CERTIFICATION
EX-32.01: CERTIFICATION
EX-32.02: CERTIFICATION

Item I. FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of
Hartford Life Insurance Company
Hartford, Connecticut
We have reviewed the accompanying condensed consolidated balance sheet of Hartford Life Insurance Company and subsidiaries (the “Company”) as of March 31, 2007, and the related condensed consolidated statements of income, changes in stockholder’s equity, and cash flows for the three-month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2006, and the related consolidated statements of income, changes in stockholder’s equity, and cash flows for the year then ended (not presented herein); and in our report dated February 21, 2007 (which report includes an explanatory paragraph relating to the Company’s change in its method of accounting and reporting for certain nontraditional long-duration contracts and for separate accounts in 2004), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
DELOITTE & TOUCHE LLP
Hartford, Connecticut
April 24, 2007

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Income

	For the Three Months
	ended March 31,
(In millions)	2007	2006

	(Unaudited)

Revenues
Fee income and other	$842	$737
Earned premiums	149	274
Net investment income	733	656
Net realized capital gains (losses)	(32)	(44)

Total revenues	1,692	1,623

Benefits, claims and expenses
Benefits, claims and claim adjustment expenses	840	897
Insurance expenses and other	266	147
Amortization of deferred policy acquisition costs and present value of future profits	247	228
Dividends to policyholders	7	14

Total benefits, claims and expenses	1,360	1,286

Income before income tax expense	332	337
Income tax expense	70	78

Net income	$262	$259

See Notes to Condensed Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	As of

(In millions, except for share data)	March 31, 2007	December 31, 2006

	(Unaudited)

Assets
Investments
Fixed maturities, available for sale, at fair value (amortized cost of $45,560 and $44,540)	$46,336	$45,340
Equity securities, available for sale, at fair value (cost of $706 and $267)	726	275
Equity securities, held for trading, at fair value	1	1
Policy loans, at outstanding balance	2,056	2,009
Mortgage loans on real estate	3,141	2,631
Other investments	1,185	1,024

Total investments	53,445	51,280
Cash	262	186
Premiums receivable and agents’ balances	28	29
Reinsurance recoverables	1,427	1,393
Deferred policy acquisition costs and present value of future profits	7,392	7,334
Deferred income taxes	(474)	(491)
Goodwill	186	186
Other assets	1,551	1,290
Separate account assets	181,142	179,943

Total assets	$244,959	$241,150

Liabilities
Reserve for future policy benefits	$8,397	$8,209
Other policyholder funds	40,863	40,191
Consumer Notes	435	258
Other liabilities	6,198	4,889
Separate account liabilities	181,142	179,943

Total liabilities	237,035	233,490

Commitments and contingencies, Note 6	—	—

Stockholder’s Equity
Common stock - 1,000 shares authorized, issued and outstanding, par value $5,690	6	6
Capital surplus	2,605	2,586
Accumulated other comprehensive income
Net unrealized capital gains on securities, net of tax	277	290
Foreign currency translation adjustments	1	1

Total accumulated other comprehensive income	278	291

Retained earnings	5,035	4,777

Total stockholder’s equity	7,924	7,660

Total liabilities and stockholder’s equity	$244,959	$241,150

See Notes To Condensed Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements Of Changes In Stockholder’s Equity

			Accumulated Other
			Comprehensive Income (Loss)
(Unaudited)			Net
			Unrealized	Net Gain
			Capital	(Loss) On Cash	Foreign
			Gains (Losses)	Flow Hedging	Currency		Total
	Common	Capital	On Securities,	Instruments,	Translation	Retained	Stockholder’s
(In millions)	Stock	Surplus	Net of Tax	Net of Tax	Adjustments	Earnings	Equity
For the three months ended March 31, 2007
Balance, December 31, 2006	$6	$2,586	$500	$(210)	$1	$4,777	$7,660
Comprehensive income
Net income						262	262

Other comprehensive income, net of tax (1)
Net change in unrealized capital gains (losses) on securities (2)			(33)				(33)
Net loss on cash flow hedging instruments				20			20
Cumulative translation adjustments					—
Total other comprehensive income							(13)

Total comprehensive income							249

Capital contribution from parent		19					19
Dividends declared						(1)	(1)
Cumulative effect of accounting changes, net of tax						(3)	(3)

Balance, March 31, 2007	$6	$2,605	$467	$(190)	$1	$5,035	$7,924

For the three months ended March 31, 2006

Balance, December 31, 2005	$6	$2,405	$577	$(113)	$(1)	$4,463	$7,337
Comprehensive income
Net income						259	259

Other comprehensive income, net of tax (1)
Net change in unrealized capital gains on securities (2)			(311)				(311)
Net loss on cash flow hedging Instruments				(61)			(61)
Cumulative translation adjustments					2		2

Total other comprehensive income							(370)

Total comprehensive income							(111)
Capital contribution		5					5
Dividends declared						(54)	(54)

Balance, March 31, 2006	$6	$2,410	$266	$(174)	$1	$4,668	$7,177

(1)	Net change in unrealized capital gains on securities is reflected net of a tax benefit and other items of $18 and $167 for the three months ended March 31, 2007 and 2006, respectively. Net gain (loss) on cash flow hedging instruments is net of tax expense (benefit) of $11 and $(33) for the three months ended March 31, 2007 and 2006, respectively. There is no tax effect on cumulative translation adjustments.

(2)	There were reclassification adjustments for after-tax gains (losses) realized in net income of $10 and $(37) for the three months ended March 31, 2007 and 2006, respectively.
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	For the Three Months
	ended March 31,
(In millions)	2007	2006

	(Unaudited)

Operating Activities
Net income	$262	$259
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	247	228
Additions to deferred policy acquisition costs and present value of future profits	(356)	(322)
Change in:
Reserve for future policy benefits, unpaid losses and loss adjustment expenses and unearned premiums	189	99
Reinsurance recoverables	(76)	58
Receivables	46	(10)
Payables and accruals	145	(206)
Accrued and deferred income taxes	65	268
Net realized capital losses (gains)	(20)	44
Depreciation and amortization	47	2
Other, net	(16)	278

Net cash provided by operating activities	533	698

Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	4,147	4,378
Equity securities, available-for-sale	190	10
Mortgage loans	114	102
Partnerships	19	34
Payments for the purchase of:
Fixed maturities, available-for-sale	(5,393)	(5,107)
Equity securities, available-for-sale	(274)	(33)
Mortgage loans	(622)	(442)
Partnerships	(183)	(146)
Change in policy loans, net	(47)	10
Change in payables for collateral under securities lending, net	821	384
Change in all other, net	(100)	(98)

Net cash used for investing activities	(1,328)	(908)

Financing Activities
Deposits and other additions to investment and universal life-type contracts	8,427	6,632
Withdrawals and other deductions from investment and universal life-type contracts	(7,012)	(6,916)
Net transfers (to)/from separate accounts related to investment and universal life-type contracts	(723)	576
Proceeds from issuance of consumer notes	178	—
Dividends paid	—	(50)

Net cash provided by financing activities	870	242

Impact of foreign exchange	1	2
Net (decrease) increase in cash	76	34

Cash — beginning of year	186	124

Cash — end of year	$262	$158

Supplemental Disclosure of Cash Flow Information:
Net Cash Paid During the Year for:
Income taxes paid (received)	$(2)	$(190)
The Company made noncash dividends of $0 and $3 and received noncash capital contributions of $14 and $4 from its parent company during the three months ended March 31, 2007 and 2006 respectively, related to the guaranteed minimum income benefit reinsurance agreement with Hartford Life Insurance, K.K.
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
Along with its parent, HLA, the Company is a financial services and insurance group which provides (a) investment products, such as individual variable annuities and fixed market value adjusted annuities and retirement plan services for savings and retirement needs; (b) individual life insurance for income protection and estate planning; (c) group benefits products such as group life and group disability insurance that is directly written by the Company and is substantially ceded to its parent, HLA, (d) corporate owned life insurance and (e) assumes fixed annuity products and guaranteed minimum income benefits (“GMIB”) from Hartford Life’s international operations.
The condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”), which differ materially from the accounting practices prescribed by various insurance regulatory authorities.
The accompanying condensed consolidated financial statements and notes as of March 31, 2007, and for the three months ended March 31, 2007 and 2006 are unaudited. These financial statements reflect all adjustments (consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Hartford Life Insurance Company’s 2006 Form 10-K Annual Report. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.
Consolidation -
The condensed consolidated financial statements include the accounts of Hartford Life Insurance Company in which the Company directly or indirectly has a controlling financial interest and those variable interest entities (“VIE”) in which the Company is the primary beneficiary. The Company determines if it is the primary beneficiary using both qualitative and quantitative analysis. Entities in which Hartford Life Insurance Company does not have a controlling financial interest but in which the Company has significant influence over the operating and financing decisions are reported using the equity method. All material intercompany transactions and balances between Hartford Life Insurance Company and its subsidiaries and affiliates have been eliminated. For further discussion see Note 3 of the Notes to Consolidated Financial Statements included in the Company’s 2006 Form 10-K Annual Report.
Use of Estimates -
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
Reclassifications -
Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

Significant Accounting Policies
For a description for significant accounting policies, except for adoption of new accounting standards below, see Note 1 of Notes to Consolidated Financial Statements included in Hartford Life Insurance Company’s 2006 Form 10-K Annual Report.
Adoption of New Accounting Standards —
Accounting by Insurance Enterprises for Deferred Acquisition Costs (“DAC”) in Connection with Modifications or Exchanges of Insurance Contracts
In September 2005, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs (“DAC”) in Connection with Modifications or Exchanges of Insurance Contracts”, (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts. An internal replacement is a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Modifications that result in a replacement contract that is substantially changed from the replaced contract should be accounted for as an extinguishment of the replaced contract. Unamortized DAC, unearned revenue liabilities and deferred sales inducements from the replaced contract must be written-off. Modifications that result in a contract that is substantially unchanged from the replaced contract should be accounted for as a continuation of the replaced contract. The Company adopted SOP 05-1 on January 1, 2007 and recognized the cumulative effect upon adoption of SOP 05-1 as a reduction in retained earnings of $14, after-tax.
Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109
The Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), dated June 2006. FIN 48 requires companies to recognize the tax benefits of uncertain tax positions only when the position is “more likely than not” to be sustained assuming examination by tax authorities. The amount recognized represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability is recognized for any benefit claimed, or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) on the excess.
The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption, the Company recognized an $11 increase in the January 1, 2007 balance of retained earnings. The Company had no unrecognized tax benefits as of January 1, 2007. The Company does not believe it would be subject to any penalties in any open tax years and, therefore, has not booked any such amounts. The Company classifies interest and penalties (if applicable) as income tax expense in the financial statements.
The Company is included in the consolidated U.S. federal income tax return of The Hartford Financial Service Group, Inc. and files income tax returns in various states. During 2005, the Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. income tax returns for 2002 through 2003 that is anticipated to be completed by the end of 2007. The 2004 through 2005 examination is expected to begin by the end of 2007. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next 12 months.
Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). This statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and resolves issues addressed in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interest in Securitized Financial Assets”. SFAS 155: (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, (e) eliminates restrictions on a qualifying special-purpose entity’s ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. SFAS 155 also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income statement impact of the changes in fair value of those instruments. The Company began applying SFAS 155 to all financial instruments acquired, issued or subject to a remeasurement event beginning January 1, 2007. SFAS 155 did not have an effect on the Company’s condensed consolidated financial condition and results of operations upon adoption on January 1, 2007.
Income Taxes

The effective tax rate for the three months ended March 31, 2007 and 2006 was 21% and 23%, respectively. The principal cause of the difference between the effective tax rate of 35% for 2007 and 2006 was the separate account dividends received deduction (“DRD”).
The separate account DRD is estimated for the current year using information from the prior year-end, adjusted for current year equity market performance. The estimated DRD is generally updated in the third quarter for the provision-to-filed-return adjustments, and in the fourth quarter based on current year ultimate mutual fund distributions and fee income from the Company’s variable insurance products. The actual current year DRD can vary from estimates based on, but not limited to, changes in eligible dividends received by the mutual finds, amounts of distributions from these mutual funds, the utilization of capital loss carry forwards at the mutual fund level and appropriate levels of taxable income.
The Company receives a foreign tax credit (“FTC”) against its U.S. tax liability for foreign taxes paid by the Company including payments from its separate account assets. The separate account FTC is estimated for the current year using information from the most recent filed return, adjusted for the change in allocation of separate account investments to the international equity markets during the current year. The actual current year FTC can vary from the estimates due to the actual FTC’s passed through by the mutual funds.
Note 2. Segment Information
The Company has four reportable operating segments: Retail Products Group (“Retail”), Retirement Plans (“Retirement”), Institutional Solutions Group (“Institutional”) and Individual Life.
The accounting policies of the reportable operating segments are the same as those described in the summary of significant accounting policies in Note 1. The Company evaluates performance of its segments based on revenues, net income and the segment’s return on allocated capital. Each operating segment is allocated corporate surplus as needed to support its business. The Company charges direct operating expenses to the appropriate segment and allocates the majority of the indirect expenses to the segments based on an intercompany expense arrangement. Intersegment revenues primarily occur between the Other category and the operating segments. These amounts primarily include interest income on allocated surplus, interest charges on excess separate account surplus, the allocation of certain net realized capital gains and losses and the allocation of credit risk charges. For a discussion of segment allocations, see Note 2 of Notes to the Consolidated Financial Statements included in Hartford Life Insurance Company’s 2006 Form 10-K Annual Report.
The positive (negative) impact on realized gains and losses of the segments for allocated interest rate related realized gains and losses and the credit-risk fees were as follows:

	For the Three Months ended March 31,
	2007	2006

Retail
Realized gains (losses)	$4	$9
Credit risk fees	(7)	(6)
Retirement Plans
Realized gains (losses)	1	2
Credit risk fees	(2)	(2)
Institutional
Realized gains (losses)	5	4
Credit risk fees	(8)	(6)
Individual Life
Realized gains (losses)	—	3
Credit risk fees	(2)	(1)
Other
Realized gains (losses)	(10)	(18)
Credit risk fees	19	15

Total	$—	$—

The following tables represent summarized financial information concerning the Company’s segments.
Revenues by Product Line

	For the Three Months ended March 31,
	2007	2006
Revenues
Life
Retail	$691	$666
Retirement Plans	140	134
Institutional	515	512
Individual Life	266	251
Other	80	60

Total revenues	$1,692	$1,623

	For the Three Months ended March 31,
	2007	2006

Net Income
Retail	$154	$140
Retirement Plans	22	19
Institutional	31	20
Individual Life	43	42
Other	12	38

Total net income	$262	$259

Note 3. Investments and Derivative Instruments

	March 31, 2007				December 31, 2006
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Bonds and Notes
Asset-backed securities (“ABS”)	$7,254	$28	$(38)	$7,244	$6,373	$38	$(44)	$6,367
Collateralized mortgage obligations (“CMOs”)
Agency backed	701	11	(2)	710	778	8	(5)	781
Non-agency backed	72	—	—	72	76	—	—	76
Commercial mortgage-backed securities (“CMBS”)
Agency backed	376	4	—	380	405	7	(1)	411
Non-agency backed	10,527	129	(73)	10,583	10,198	139	(67)	10,270
Corporate	21,690	880	(172)	22,398	21,982	911	(206)	22,687
Government/Government agencies
Foreign	553	20	(3)	570	568	44	(4)	608
United States	719	4	(3)	720	542	2	(5)	539
Mortgage-backed securities (“MBS”) —agency backed	1,659	8	(24)	1,643	1,808	6	(31)	1,783
States, municipalities and political subdivisions	1,116	25	(18)	1,123	1,114	23	(15)	1,122
Redeemable preferred stock	3	—	—	3	2	—	—	2
Short-term investments	890	—	—	890	694	—	—	694

Total fixed maturities	$45,560	$1,109	$(333)	$46,336	$44,540	$1,178	$(378)	$45,340

As of March 31, 2007 and December 31, 2006, under terms of securities lending programs, the fair value of loaned securities was approximately $2.6 billion and $1.6 billion, respectively, and was included in fixed maturities in the condensed consolidated balance sheet.
Derivative Instruments

The Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards, futures and options to achieve one of four Company-approved objectives: to hedge risk arising from interest rate, equity market, price or currency exchange rate risk or volatility; to manage liquidity; to control transaction costs; or to enter into replication transactions.
On the date the derivative contract is entered into, the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability (“fair-value” hedge), (2) a hedge of the variability of cash flows of a forecasted transaction or of amounts to be received or paid related to a recognized asset or liability (“cash-flow” hedge), (3) a foreign-currency fair-value or cash-flow hedge (“foreign-currency” hedge), (4) a hedge of a net investment in a foreign operation (“net investment” hedge) or (5) held for other investment and risk management purposes, which primarily involve managing asset or liability related risks and do not qualify for hedge accounting.
The Company’s derivative transactions are used in strategies permitted under the derivatives use plans required by the State of Connecticut and the State of New York insurance departments.
For a detailed discussion of the Company’s use of derivative instruments, see Notes 2 and 4 of Notes to Consolidated Financial Statements included in The Company’s 2006 Form 10-K Annual Report.
Derivative instruments are recorded in the condensed consolidated balance sheets at fair value. Asset and liability values are determined by calculating the net position for each derivative counterparty by legal entity and are presented as of March 31, 2007 and December 31, 2006 as follows:

	March 31, 2007		December 31, 2006
	Asset Values	Liability Values	Asset Values	Liability Values

Other investments	$270	$—	$272	$—
Reinsurance recoverables	—	26	—	22
Other policyholder funds and benefits payable	163	4	172	1
Other liabilities	—	553	—	590

Total	$433	$583	$444	$613

The following table summarizes the notional amount and fair value of derivatives by hedge designation as of March 31, 2007, and December 31, 2006. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and are not necessarily reflective of credit risk. The fair value amounts of derivative assets and liabilities are presented on a net basis in the following table.

	March 31, 2007		December 31, 2006
	Notional Amount	Fair Value	Notional Amount	Fair Value

Cash-flow hedge	$5,908	$(310)	$5,980	$(337)
Fair-value hedge	4,075	(5)	3,795	(2)
Other investment and risk management activities	84,447	165	80,168	170

Total	$94,430	$(150)	$89,943	$(169)

The increase in notional amount since December 31, 2006, is primarily due to an increase in derivatives associated with guaranteed minimum withdrawal benefit (“GMWB”) product sales, an increase in the GMIB reinsured from a related party, which is accounted for as a free-standing derivative, and an increase in credit derivatives. The notional amount related to the GMIB reinsurance agreement increased since December 31, 2006, primarily due to product sales. The Company increased its investment in credit derivatives, primarily AAA rated CMBS and ABS index swaps, as an efficient means to gain additional exposure to certain security types.
The increase in net fair value of derivative instruments since December 31, 2006, was primarily related to an increase in fair value of foreign currency swaps, the GMWB product embedded derivative, and the Japanese fixed annuity hedging instruments, partially offset by a decline in fair value of the reinsurance contract associated with GMIB. The fair value of foreign currency swaps hedging foreign bonds increased primarily as a result of the sale of certain swaps that were in loss positions due to the weakening of the U.S. dollar in comparison to certain foreign currencies. The GMWB product embedded derivative increased in value primarily due to a decline in equity index volatility and rising long-term interest rates during the quarter. The Japanese fixed annuity contract hedging instruments increased in value primarily due to appreciation of the yen in comparison to the U.S. dollar. The GMIB reinsurance contracts declined in value primarily due to liability model refinements.
The Company offers certain variable annuity products with a GMWB rider, which is accounted for as an embedded derivative. For further discussion on the GMWB product, refer to Note 5 of Notes to Condensed Consolidated Financial Statements. For further discussion on the internal reinsurance of the GMIB product, which is accounted for as a free standing derivative, refer to Notes 5 and 9 of Notes to Condensed Consolidated Financial Statements.

For the three months ended March 31, 2007, after-tax net gains (losses) representing the total ineffectiveness of cash-flow hedges and fair-value hedges were less than $1. For the three months ended March 31, 2006, after-tax net gains (losses) representing the total ineffectiveness of cash-flow hedges and fair-value hedges were ($5) and less than $1, respectively.
The total change in value for derivative-based strategies that do not qualify for hedge accounting treatment (“non-qualifying strategies”), including periodic derivative net coupon settlements, are reported in net realized capital gains (losses). These non-qualifying strategies resulted in an after-tax net gain (loss) of $(19) and $(12), for the three months ended March 31, 2007 and 2006, respectively. For the three months ended March 31, 2007, net realized capital losses were primarily driven by net losses on the reinsurance of GMIB due to liability model refinements and net losses on credit default swaps due to credit spread widening. These net losses were partially offset by net gains on GMWB product and hedging derivatives related to a decline in equity index volatility and gains on interest rate derivatives used to manage portfolio duration. For the three months ended March 31, 2006, net realized capital losses were predominantly comprised of net losses associated with the Japanese fixed annuity hedging instruments primarily due to an increase in Japanese interest rates.
As of March 31, 2007, the after-tax deferred net gains (losses) on derivative instruments recorded in accumulated other comprehensive income (loss) (“AOCI”) that are expected to be reclassified to earnings during the next twelve months are $(7). This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable-rate financial instruments) is twenty-four months. For the three months ended March 31, 2007 and 2006, the Company had less than $1 of net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
Note 4. Deferred Policy Acquisition Costs and Present Value of Future Profits
Changes in deferred policy acquisition costs and present value of future profits is as follows:

	2007	2006

Balance, January 1, before cumulative effect of accounting change, pre-tax	$7,334	$7,101
Cumulative effect of accounting change, pre-tax (SOP 05-1) [1]	(20)	—

Balance, January 1, as adjusted	7,314	7,101
Deferred costs	356	322
Amortization — Deferred policy acquisitions costs and present value of future profits	(247)	(228)
Adjustments to unrealized gains and losses on securities available-for-sale and other	(31)	240

Balance, March 31	$7,392	$7,435

[1]	The Company’s cumulative effect of accounting change includes an additional $(1), pre-tax, related to sales inducements
Note 5. Separate Accounts, Death Benefits and Other Insurance Benefit Features
The Company records the variable portion of individual variable annuities, 401(k), institutional, 403(b)/457, private placement life and variable life insurance products within separate account assets and liabilities, which are reported at fair value. Separate account assets are segregated from other investments. Investment income and gains and losses from those separate account assets, which accrue directly to, and whereby investment risk is borne by the policyholder, are offset by the related liability changes within the same line item in the statement of income. The fees earned for administrative and contract holder maintenance services performed for these separate accounts are included in fee income. For the three months ended March 31, 2007 and 2006 there were no gains or losses on transfers of assets from the general account to the separate account.
Many of the variable annuity contracts issued by the Company offer various guaranteed minimum death and withdrawal benefits. Guaranteed minimum death benefits are offered in various forms as described in the footnotes to the table below. The Company currently reinsures a significant portion of the death benefit guarantees associated with its in-force block of business. The Company also assumes, through reinsurance, minimum death benefit risk associated with variable annuities offered by an affiliate. Changes in the gross guaranteed minimum death benefit (“GMDB”) liability balance sold with annuity products are as follows:

GMDB [1]

Liability balance as of January 1, 2007	$476
Incurred	35
Paid	(24)

Liability balance as of March 31, 2007	$487

[1]	The reinsurance recoverable asset related to the GMDB was $319 as of March 31, 2007.

GMDB [1]

Liability balance as of January 1, 2006	$158
Incurred	34
Paid	(29)

Liability balance as of March 31, 2006	$163

[1]	The reinsurance recoverable asset related to the GMDB was $38 as of March 31, 2006.
The net GMDB liability is established by estimating the expected value of net reinsurance costs and death benefits in excess of the projected account balance. The excess death benefits and net reinsurance costs are recognized ratably over the accumulation period based on total expected assessments. The GMDB liabilities are recorded in reserves for future policy benefits on the Company’s condensed consolidated balance sheet. Changes in the GMDB liability are recorded in benefits, claims and claim adjustment expenses on the Company’s condensed consolidated statement of income. In a manner consistent with the Company’s accounting policy for deferred acquisition costs, the Company regularly evaluates estimates used and adjusts the additional liability balances, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised.
The following table provides details concerning GMDB exposure directly written by the Company:
Breakdown of Variable Annuity Account Value by GMDB Type at March 31, 2007

			Retained Net	Weighted Average
	Account	Net Amount	Amount	Attained Age of
Maximum anniversary value (MAV) [1]	Value	at Risk	at Risk	Annuitant

MAV only	$51,702	$3,534	$334	65
With 5% rollup [2]	3,693	332	65	64
With Earnings Protection Benefit Rider (EPB) [3]	5,565	481	78	61
With 5% rollup & EPB	1,395	150	29	63

Total MAV	62,355	4,497	506
Asset Protection Benefit (APB) [4]	39,189	91	48	62
Lifetime Income Benefit (LIB) [5]	4,606	11	11	61
Reset [6] (5-7 years)	6,603	190	190	66
Return of Premium [7] /Other	10,100	27	25	54

Total	$122,858	$4,816	$780	63

[1]	MAV: the death benefit is the greatest of current account value, net premiums paid and the highest account value on any anniversary before age 80 (adjusted for withdrawals).

[2]	Rollup: the death benefit is the greatest of the MAV, current account value, net premium paid and premiums (adjusted for withdrawals) accumulated at generally 5% simple interest up to the earlier of age 80 or 100% of adjusted premiums.

[3]	EPB: The death benefit is the greatest of the MAV, current account value, or contract value plus a percentage of the contract’s growth. The contract’s growth is account value less premiums net of withdrawals, subject to a cap of 200% of premiums net of withdrawals.

[4]	APB: the death benefit is the greater of current account value or MAV, not to exceed current account value plus 25% times the greater of net premiums and MAV (each adjusted for premiums in the past 12 months).

[5]	LIB: The death benefit is the greatest of the current account value, net premiums paid, or a benefit amount that rachets over time, generally based on market performance.

[6]	Reset: the death benefit is the greatest of current account value, net premiums paid and the most recent five to seven year anniversary account value before age 80 (adjusted for withdrawals).

[7]	Return of premium: the death benefit is the greater of current account value and net premiums paid.
The Company offers certain variable annuity products with a guaranteed minimum withdrawal benefit (“GMWB”) rider. The GMWB provides the policyholder with a guaranteed remaining balance (“GRB”) if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. However, annual withdrawals that exceed a specific percentage of the premiums paid may reduce the GRB by an amount greater than the withdrawals and may also impact the guaranteed annual withdrawal amount that subsequently applies after the excess annual withdrawals occur. For certain of the withdrawal benefit features, the policyholder also has the option, after a specified time period, to reset the GRB to the then-current account value, if greater. In addition, the Company has introduced features, for contracts issued beginning in the fourth quarter of 2005, that allow policyholders to receive the guaranteed annual withdrawal amount for as long as they are alive. Through this feature, the policyholder or their beneficiary will receive the GRB and the GRB is reset on an annual basis to the maximum anniversary account value subject to a cap.

Effective August 31, 2005, HLAI, a subsidiary of the Company, entered into a reinsurance agreement with HLIKK, a related party and subsidiary of Hartford Life, Inc. Through the reinsurance agreement, HLIKK agreed to cede and HLAI agreed to reinsure 100% of the risks associated with the in-force and prospective GMIB riders on its variable annuity business. Effective July 31, 2006, the portion of this reinsurance related to riders issued prior to April 1, 2005 was recaptured by HLIKK. (See Note 9 for additional disclosure concerning the recapture.)
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
As of March 31, 2007 and December 31, 2006, the embedded derivative asset recorded for GMWB, before reinsurance or hedging, was $96 and $53, respectively. For the three months ended March 31, 2007 and March 31, 2006, the increase in value of the GMWB, before reinsurance and hedging, reported in realized gains was $65 and $84, respectively. There were no payments made for the GMWB during 2007 or 2006.
As of March 31, 2007 and December 31, 2006, $39.7 billion, or 79% and $37.3 billion or 77%, respectively, of account value representing substantially all of the contracts written after July 2003, with the GMWB feature, were unreinsured. In order to minimize the volatility associated with the unreinsured GMWB liabilities, the Company has established an alternative risk management strategy. The Company uses derivative instruments to hedge its unreinsured GMWB exposure including interest rate futures, Standard and Poor’s (“S&P”) 500 and NASDAQ index options and futures contracts and Europe, Australasia and Far East (“EAFE”) Index swaps to hedge GMWB exposure to international equity markets. The GRB as of March 31, 2007 and December 31, 2006 was $39.5 billion and $37.8 billion, respectively
A contract is ‘in the money’ if the contract holder’s GRB is greater than the account value. For contracts that were ‘in the money’ the Company’s exposure, as of March 31, 2007 and December 31, 2006, was $13 and $8, respectively. However, the only ways the contract holder can monetize the excess of the GRB over the account value of the contract is upon death or if their account value is reduced to zero through a combination of a series of withdrawals that do not exceed a specific percentage of the premiums paid per year and market declines. If the account value is reduced to zero, the contract holder will receive a period certain annuity equal to the remaining GRB. As the amount of the excess of the GRB over the account value can fluctuate with equity market returns on a daily basis, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than $13.
Note 6. Commitments and Contingencies
Litigation
The Hartford is involved in claims litigation arising in the ordinary course of business, both as a liability insurer defending or providing indemnity for third-party claims brought against insureds and as an insurer defending coverage claims brought against it. The Hartford accounts for such activity through the establishment of unpaid loss and loss adjustment expense reserves. Management expects that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to the condensed consolidated financial condition, results of operations or cash flows of the Company.
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
The Hartford is also a defendant in a multidistrict litigation in federal district court in New Jersey. There are two consolidated amended complaints filed in the multidistrict litigation, one related to alleged conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. The Company is named in the group benefits complaints. The actions assert, on behalf of a class of persons who purchased insurance through the broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group benefits complaint, claims under ERISA arising from conduct similar to that alleged in the NYAG Complaint. The class period alleged is 1994 through the date of class certification, which has not yet occurred. The complaints seek treble damages, injunctive and declaratory relief, and attorneys’ fees. On October 3, 2006, the court denied in part the defendants’ motions to dismiss the two consolidated amended complaints but found the complaints deficient in other respects and ordered the plaintiffs to file supplemental pleadings. After the plaintiffs filed their supplemental pleadings, the defendants renewed their motions to dismiss. On April 5, 2007, the court granted the defendants’ renewed motions to dismiss the Sherman Act and RICO claims, dismissed the consolidated actions without prejudice, and gave the plaintiffs thirty days to file any amended complaints. The Hartford disputes the allegations in these actions and intends to defend the actions vigorously.
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
On October 14, 2004, the New York Attorney General’s Office filed a civil complaint against Marsh & McLennan Companies, Inc., and Marsh, Inc. (collectively, “Marsh”). The complaint alleges, among other things, that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them. The Hartford was not joined as a defendant in the action, which has since settled. Although no regulatory action has been initiated against The Hartford in connection with the allegations described in the civil complaint, it is likely that the New York Attorney General’s Office or one or more other regulatory agencies will pursue action against The Hartford or one or more of its employees in the future. The Hartford is engaged in discussions regarding the potential resolution of the inquiry by the New York Attorney General's Office and other regulatory agencies into broker compensation. The potential timing of any such resolution or the initiation of any formal action is difficult to predict. If such an action is brought, it could have a material adverse effect on the Company.
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
To date, the SEC’s and New York Attorney General’s market timing investigations have not resulted in the initiation of any formal action against The Hartford by these regulators. However, The Hartford believes that one or both of the SEC and the New York Attorney General’s Office are likely to take some action against The Hartford at the conclusion of the respective investigations. The Hartford is engaged in discussions regarding the potential resolution of these investigations. The potential timing of any resolution of any of these matters or the initiation of any formal action by any of these regulators is difficult to predict. As of March 31, 2007, Hartford Life had a reserve of $83, pre-tax, none of which was attributed to the Company, these matters. Hartford Life’s reserve is an estimate; in view of the uncertainties regarding the outcome of these regulatory investigations, it is possible that the ultimate cost to Hartford Life of these matters could exceed the reserve by an amount that would have a material adverse effect on Hartford Life’s consolidated results of operations or cash flows in a particular quarterly or annual period. It is reasonably possible that the Company may ultimately be liable for all or a portion of the ultimate cost to Hartford Life from these matters. However, the ultimate liability of the Company is not reasonably estimable at this time.
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
On July 14, 2005, The Hartford received an additional subpoena from the Connecticut Attorney General’s Office concerning The Hartford’s structured settlement business the majority of which is written by the Company. This subpoena requests information about The Hartford’s sale of annuity products for structured settlements, and about the ways in which brokers are compensated in connection with the sale of these products. The Hartford is cooperating fully with the Connecticut Attorney General’s Office in these matters.
Note 7. Stock Compensation Plans
Hartford Life’s employees are included in The Hartford 2005 Incentive Stock Plan and The Hartford Employee Stock Purchase Plan.
The Hartford has two primary stock-based compensation plans. Shares issued in satisfaction of stock-based compensation may be made available from authorized but unissued shares, shares held by The Hartford in treasury or from shares purchased in the open market. The Hartford typically issues new shares in satisfaction of stock-based compensation. The Company was allocated compensation expense of $3 and $2 for the three months ended March 31, 2007 and 2006, respectively. The Company’s income tax benefit recognized for stock-based compensation plans was $1 for the three months ended March 31, 2007 and 2006. The Company did not capitalize any cost of stock-based compensation.
Note 8. Debt
Consumer Notes
As of March 31, 2007, and December 31, 2006, $435 and $258 of consumer notes had been issued. As of March 31, 2007, these consumer notes have interest rates ranging from 5.0% to 6.0% for fixed notes and, for variable notes, either consumer price index plus 175 to 267 basis points, S&P 500 Index, or Dow Jones Index. For the three months ended March 31, 2007, interest credited to holders of consumer notes was $5.
Note 9. Transactions with Affiliates

Transactions of the Company with Hartford Fire Insurance Company, Hartford Holdings and its affiliates relate principally to tax settlements, reinsurance, insurance coverage, rental and service fees, payment of dividends and capital contributions. In addition, certain affiliated insurance companies purchased group annuity contracts from the Company to fund pension costs and claim annuities to settle casualty claims. As of March 31, 2007 and December 31, 2006 the Company had $1.5 billion of reserves for claim annuities purchased by affiliated entities. For the three months ended March 31, 2007 and 2006, the Company recorded earned premiums of $17 and $7 for these intercompany claim annuities. Substantially all general insurance expenses related to the Company, including rent and employee benefit plan expenses, are initially paid by The Hartford. Direct expenses are allocated to the Company using specific identification, and indirect expenses are allocated using other applicable methods. Indirect expenses include those for corporate areas which, depending on type, are allocated based on either a percentage of direct expenses or on utilization.
Hartford Life sells fixed MVA annuity products to customers in Japan. The yen based MVA product is written by HLIKK, a wholly owned Japanese subsidiary of Hartford Life and subsequently reinsured to the Company. As of March 31, 2007 and December 31, 2006, $1.7 billion of the account value had been assumed by the Company.
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
The initial fair value of the derivative associated with new business will be recorded as an in substance capital contribution or distribution between these related parties. As of March 31, 2007 and December 31, 2006, the fair value of the reinsurance derivative was an asset of $67 and $119, respectively. During the three months ended March 31, 2007, the Company recorded a net capital contribution of $14 and a pre-tax realized loss of $50, representing the change in fair value of the reinsurance derivative. During the three months ended March 31, 2006, the Company recorded a net capital contribution of $1 and a pre-tax realized gain of $77, representing the change in fair value of the reinsurance derivative.
The contracts underlying the GMIB reinsurance contract are ‘in the money’ if the contract holder’s guaranteed remaining balance (“GRB”) is greater than the account value. For contracts that were ‘in the money’ the Company’s exposure, as of March 31, 2007 and December 31, 2006, was $10 and $0, respectively. However, the only way the contract holder can monetize the excess of the GRB over the account value of the contract is upon annuitization and the amount to be paid by the Company will be in the form of a lump sum, or alternatively, over the annuity period. As the amount of the excess of the GRB over the account value can fluctuate with equity market returns on a daily basis, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more than $10.
The Reinsurance Agreement for GMDB business is accounted for under SOP 03-1 “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts”. As of March 31, 2007 the liability for the assumed reinsurance of the GMDB and the net amount at risk was not material.
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
Note 10. Sale of Affiliate
On March 2, 2006, the Company completed the sale of Servus Life Insurance Company to XL Life and Annuity Holding Company and received cash in the amount of approximately $15.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in millions, unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Hartford Life Insurance Company and its subsidiaries (“Hartford Life Insurance Company”, “Life” or the “Company”) as of March 31, 2007, compared with December 31, 2006, and its results of operations for the three months ended March 31, 2007 compared to the comparable period in 2006. This discussion should be read in conjunction with the MD&A in Hartford Life Insurance Company’s 2006 Form 10-K Annual Report. Certain reclassifications have been made to prior year financial information to conform to the current year presentation.
Certain of the statements contained herein are forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company’s control and have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in Part II, Item 1A, Risk Factors as described in the Company’s 2006 Form 10-K Annual Report. These factors include: the possible occurrence of terrorist attacks; the response of reinsurance companies under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect the Company against losses; changes in the stock markets, interest rates or other financial markets, including the potential effect on the Company’s statutory capital levels; the inability to effectively mitigate the impact of equity market volatility on the Company’s financial position and results of operations arising from obligations under annuity product guarantees; the Company’s potential exposure arising out of regulatory proceedings or private claims relating to incentive compensation or payments made to brokers or other producers and alleged anti-competitive conduct; the uncertain effect on the Company of regulatory and market-driven changes in practices relating to the payment of incentive compensation to brokers and other producers, including changes that have been announced and those which may occur in the future; the incidence and severity of catastrophes, both natural and man-made; stronger than anticipated competitive activity; unfavorable judicial or legislative developments; the potential effect of domestic and foreign regulatory developments, including those which could increase the Company’s business costs and required capital levels; the possibility of general economic and business conditions that are less favorable than anticipated; the Company’s ability to distribute its products through distribution channels, both current and future; a downgrade in the Company’s financial strength or credit ratings; the ability of the Company’s subsidiaries to pay dividends to the Company; the ability to recover the Company’s systems and information in the event of a disaster or other unanticipated event; potential for difficulties arising from outsourcing relationships; potential changes in Federal or State tax laws; and other factors described in such forward-looking statements.
INDEX

Overview	19
Critical Accounting Estimates	22
Consolidated Results of Operations	23
Retail	24
Retirement Plans	25
Institutional	26
Individual Life	27
Other	28
Investments	28
Investment Credit Risk	31
Capital Markets Risk Management	33
Capital Resources and Liquidity	36
Impact of New Accounting Standards	38
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
The Company includes in an Other category its leveraged PPLI product line of business; corporate items not directly allocated to any of its reportable operating segments; net realized capital gains and losses on fixed maturity sales generated from movements in interest rates, less amortization of those gains or losses back to the reportable segments; net realized capital gains and losses generated from credit related events, less a credit risk fee charged to the reportable segments; net realized capital gains and losses from non-qualifying derivative strategies (including embedded derivatives) and interest rate risk generated from deposits of the assumed yen based fixed annuity from Hartford Life, other than the net periodic coupon settlements on credit derivatives, which are allocated to the reportable segments; intersegment eliminations and GMIB reinsurance assumed from Hartford Life Insurance KK, a related party and subsidiary of Hartford

Life, as well as certain group benefit products, including group life and group disability insurance that is directly written by the Company and for which nearly half is ceded to its parent, HLA. For a discussion of segment allocations, see Note 2 of Notes to the Consolidated Financial Statements included in Hartford Life Insurance Company’s 2006 Form 10-K Annual Report.
The following provides a summary of the significant factors used by management to assess the performance of the business.
Performance Measures
Fee Income
Fee income is largely driven from amounts collected as a result of contractually defined percentages of assets under management on investment type contracts. These fees are generally collected on a daily basis. For Individual Life insurance products, fees are contractually defined as percentages based on levels of insurance, age, premiums and deposits collected and contract holder value. Life insurance fees are generally collected on a monthly basis. Therefore, the growth in assets under management either through positive net flows, or favorable equity market performance will have a positive impact on fee income. Conversely, either negative net flows, or unfavorable equity market performance will reduce fee income generated from investment type contracts.

	As of and For the
	Three Months Ended
	March 31,
Product/Key Indicator Information	2007	2006

Individual Variable Annuities
Account value, beginning of period	$114,365	$105,314
Net flows	(583)	(828)
Change in market value and other	1,548	4,209

Account value, end of period	$115,330	$108,695

Retirement Plans
Account value, beginning of period	$23,575	$19,317
Net flows	777	854
Change in market value and other	380	294

Account value, end of period	$24,732	$20,465

Individual Life Insurance
Variable universal life account value, end of period	$6,754	$6,191
Total life insurance in-force	163,355	148,915

S&P 500 Index
Year end closing value	1,421	1,295
Daily average value	1,424	1,284

•	The increase in U.S. variable annuity account values can be attributed to market growth over the past four quarters.

•	The increase in Retirement Plan account values from March 31, 2006 to March 31, 2007 can be attributed to positive net flows over the year and market appreciation.

•	Individual Life’s variable universal life account value increased from March 31, 2006 to March 31, 2007 due primarily to positive net flows and market appreciation. Life insurance in-force increased from March 31, 2006 to March 31, 2007 due to business growth.
Net Investment Income and Interest Credited
Certain investment type contracts such as fixed annuities and other spread-based contracts generate deposits that the Company collects and invests to earn investment income. These investment type contracts use this investment income to credit the contract holder an amount of interest specified in the respective contract; therefore, management evaluates performance of these products based on the spread between net investment income and interest credited. Net investment income and interest credited can be volatile period over period, which can have a significant positive or negative effect on the operating results of each segment. The volatile nature of net investment income is driven primarily by earnings on partnership investments and prepayments on securities. In addition, insurance type contracts such as those sold by Institutional collect and invest premiums for certain life contingent benefits. For these insurance products, the investment spread is reflected in net investment income and policyholder benefits.

	For the Three months Ended March 31,
Net Investment Income	2007	2006

Retail	$200	$216
Retirement Plans	88	80
Institutional	287	221
Individual Life	80	71
Other	78	68

Total net investment income	$733	$656

Interest Credited on General Account Assets

Retail	$154	$163
Retirement Plans	56	50
Institutional	155	116
Individual Life	57	54
Other	26	31

Total interest credited on general account assets	$448	$414

•	Net investment income and interest credited on general account assets in Retail declined for the three months ended March 31, 2007 due to transfers within variable annuity products from the general account option to separate account funds as well as, lower assets under management from surrenders on market value adjusted (“MVA”) fixed annuity products at the end of their guarantee period.

•	Net investment income and interest credited on general account assets in Institutional increased as a result of the Company’s funding agreement backed Investor Notes program.

•	In addition to interest credited on general account assets, Institutional also had other contract benefits for limited payment contracts of $91 and $72, for the three months ended March 31, 2007 and 2006, respectively. These amounts need to be deducted from net investment income to understand the earnings pattern on these businesses because these contracts are accounted for as traditional insurance products.
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

	For the three months ended
	March 31,
Retail	2007	2006

General insurance expense ratio (individual annuity)	16.4 bps	15.4 bps
DAC amortization ratio (individual annuity)	51.0%	53.7%
Insurance expenses, net of deferrals	$136	$111

Individual Life

Death benefits	$63	$62

Insurance expenses, net of deferrals	$46	$40
Three months ended March 31, 2007 compared to the three months ended March 31, 2006
•	The ratio of individual annuity DAC amortization over income before taxes and DAC amortization declined for the three months ended March 31, 2007 as a result of the DAC unlock in the fourth quarter of 2006 reducing future amortization expense for the block of business covered by the unlock.
•	Retail insurance expenses, net of deferrals, increased due to increasing trail commissions on growing variable annuity assets.
•	Individual Life death benefits increased a moderate 2% for the three months ended March 31, 2007 due to favorable mortality experience on a larger insurance in-force.

Profitability
Management evaluates the rates of return various businesses can provide as an input in determining where additional capital should be invested to increase net income and shareholder returns. Specifically, because of the importance of its individual annuity products, the Company uses the return on assets for the individual annuity business for evaluating profitability.

	Three months ended March 31,
Ratios	2007	2006

Retail
Individual annuity return on assets (“ROA”)	49.4 bps	47.8 bps

Individual Life
After-tax margin	16.2%	16.7%

•	Individual Life’s after-tax margin decreased due to favorable net DAC amortization revisions in the first quarter of 2006.
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
The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: deferred policy acquisition costs and present value of future profits associated with variable annuity and other universal life-type contracts; the evaluation of other-than-temporary impairments on investments in available-for-sale securities; the valuation of guaranteed minimum withdrawal benefit derivatives and guaranteed minimum income benefit reinsurance derivatives; and contingencies relating to corporate litigation and regulatory matters. In developing these estimates management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements. For discussion of those critical accounting estimates, see MD&A in the Company’s 2006 Form 10-K Annual Report.

CONSOLIDATED RESULTS OF OPERATIONS
Operating Summary

	For the Three Months
	Ended March 31,
	2007	2006

Fee income and other	$842	$737
Earned premiums	149	274
Net investment income	733	656
Net realized capital (losses)	(32)	(44)

Total revenues	1,692	1,623
Benefits, claims and claim adjustment expenses	840	897
Insurance operating costs and other expenses	273	161
Amortization of deferred policy acquisition costs and present value of future profits	247	228

Total benefits, claims and expenses	1,360	1,286

Income before income taxes	332	337
Income taxes	70	78

Net income	$262	$259

 The increase in Life’s net income was due to the following:
•	Net income in Retail increased 10%, principally driven by higher fee income from growth in the variable annuity businesses as a result of higher assets under management as compared to the prior year period, partially offset by increased asset based commissions.

•	Retirement Plans net income increased 16% primarily driven by 401(k) fees attributable to growth in assets under management.

•	Institutional contributed higher earnings, increasing 55%, driven by partnership income and the release of certain premium tax accruals.

•	Individual Life earnings increased primarily driven by growth in fee income generated from higher life insurance in-force and account values, relatively favorable mortality offset by favorable net DAC amortization revisions recorded in the first quarter of 2006.
 Partially offsetting the increase in net income were the following:
•	During the first quarter of 2006, the Company achieved favorable settlements in several cases brought against the Company by policyholders regarding their purchase of broad-based leveraged corporate owned life insurance (“leveraged COLI”) policies in the early to mid-1990s and therefore, released a reserve for these matters of $34, after-tax.
Income Taxes
The effective tax rate for the three months ended March 31, 2007 and 2006 was 21% and 23%, respectively. The principal cause of the difference between the effective tax rate of 35% for 2007 and 2006 was the separate account dividends received deduction (“DRD”).
The separate account DRD is estimated for the current year using information from the prior year-end, adjusted for current year equity market performance. The estimated DRD is generally updated in the third quarter for the provision-to-filed-return adjustments, and in the fourth quarter based on current year ultimate mutual fund distributions and fee income from the Company’s variable insurance products. The actual current year DRD can vary from estimates based on, but not limited to, changes in eligible dividends received by the mutual finds, amounts of distributions from these mutual funds, the utilization of capital loss carry forwards at the mutual fund level and appropriate levels of taxable income.
The Company receives a foreign tax credit (“FTC”) against its U.S. tax liability for foreign taxes paid by the Company including payments from its separate account assets. The separate account FTC is estimated for the current year using information from the most recent filed return, adjusted for the change in allocation of separate account investments to the international equity markets during the current year. The actual current year FTC can vary from the estimates due to the actual FTC’s passed through by the mutual funds.

A description of each segment as well as an analysis of the operating results summarized above is included on the following pages.
RETAIL
Operating Summary

	Three Months Ended March 31,

	2007	2006

Fee income and other	$514	$464
Earned premiums	(21)	(17)
Net investment income	200	216
Net realized capital gains (losses)	(2)	3

Total revenues	691	666
Benefits, claims and claim adjustment expenses	196	207
Insurance operating costs and other expenses	136	111
Amortization of deferred policy acquisition costs	183	187

Total benefits, claims and expenses	515	505

Income before income taxes	176	161
Income tax expense	22	21

Net Income	$154	$140

Account Values	2007	2006

Individual variable annuity account values	$115,330	$108,695
Individual fixed annuity and other account values [1]	9,895	10,069

Total Account Values	$125,225	$118,764

[1]	Includes policyholders’ balances for investment contracts and reserve for future policy benefits for insurance contracts.
Three months ended March 31, 2007 compared to the three months ended March 31, 2006
•	Net income in Retail increased 10%, principally driven by higher fee income from growth in the variable annuity business as a result of higher assets under management as compared to the prior year period, partially offset by increased asset based commissions. A more expanded discussion of earnings can be found below:
•	The increase in fee income in the variable annuity business occurred primarily as result of growth in average account values. The year-over-year increase in average account values can be attributed to market appreciation of $9.5 billion over the past four quarters. Variable annuities had net outflows of $2.9 billion over the past four quarters. Net outflows for the past four quarters were driven by surrender activity due to increased sales competition, particularly as it relates to guaranteed living benefits.
•	Net investment income has declined due to a decrease in the account values in the fixed option of variable annuities. The decrease in these account values can be attributed to a combination of transfers into separate accounts and surrender activity. Over the same period, there is a corresponding decrease in benefits, claims and claim adjustment expenses due to a decline in interest credited on these account values.
•	Throughout Retail, insurance operating costs and other expenses increased primarily as a result of variable annuity asset based commissions increasing due to a 6% growth in assets under management, as well as an increase in the number of contracts reaching anniversaries when trail commission payments begin.

RETIREMENT PLANS
Operating Summary

	Three Months Ended March 31,

	2007	2006

Fee income and other	$51	$40
Earned premiums	2	14
Net investment income	88	80
Net realized capital (losses) gains	(1)	—

Total revenues	140	134

Benefits, claims and claim adjustment expenses	62	69
Insurance operating costs and other expenses	40	31
Amortization of deferred policy acquisition costs	9	8

Total benefits, claims and expenses	111	108

Income before income tax expense	29	26
Income tax expense	7	7

Net Income	$22	19

Account Values	2007	2006

403(b)/457 account values	11,753	10,427
401(k) account values	12,979	10,038

Total account values	$24,732	$20,465

Three months ended March 31, 2007 compared to the three months ended March 31, 2006
Net income in the Retirement Plans increased due to higher earnings in the 401(k) business. Net income for 403(b)/457 business was relatively stable.
•	Fee income for 401(k) increased 26%, or $8 due to an increase in average account values. This growth is primarily driven by positive net flows of $2.0 billion over the past four quarters resulting from strong deposits and increased ongoing deposits. Market appreciation contributed an additional $963 to assets under management over the past year.
•	Net investment income has increased due to an increase in general account assets under management. Over the same period, there is a corresponding increase in the associated interest credited within benefits, claims and claim adjustment expense due to growth in general account assets under management.
•	Benefits, claims and claim adjustment expenses and earned premiums decreased due to a large case annuitization in the 401(k) business of $12 for the quarter ended March 31, 2006.
•	Insurance operating costs and other expenses increased primarily attributable to higher technology costs in addition to greater assets under management resulting in higher trail commissions and maintenance expenses.

INSTITUTIONAL
Operating Summary

	Three Months Ended March 31,

	2007	2006

Fee income and other	$60	$26
Earned premiums	171	267
Net investment income	287	221
Net realized capital (losses) gains	(3)	(2)

Total revenues	515	512
Benefits, claims and claim adjustment expenses	416	460
Insurance operating costs and other expenses	38	14
Amortization of deferred policy acquisition costs	15	9

Total benefits, claims and expenses	469	483

Income before income taxes	46	29
Income tax expense	15	9

Net Income	$31	$20

Account Value	2007	2006

Institutional Investment Product account values [1]	$22,879	$18,734
Private Placement Life Insurance account values	27,839	24,216

Total Account Values	$50,718	$42,950

[1]	Institutional investment product account values include transfers from Retirement of $413 during the three months ended March 31, 2006.
Three months ended March 31, 2007 compared to the three months ended March 31, 2006
Net income in Institutional increased and was driven by higher earnings in both institutional investment products (“IIP”) and private-placement life insurance (“PPLI”). A more expanded discussion of earnings growth can be found below:
•	General account spread is the main driver of net income for IIP. An increase in spread income in 2007 was driven by higher assets under management, in IIP driven by positive net flows of $2.4 billion during the past four quarters resulting in higher assets under management. Net flows for IIP were strong primarily as a result of the Company’s funding agreement backed Investor Notes program. Investor Notes deposits for the four quarters ended March 31, 2007 were $2.6 billion. General account spread also increased due to improved returns on certain high risk portions of IIP’s investment portfolio. For the three months ended March 31, 2007 and 2006, income related to partnership income was $8 and $2 after-tax, respectively.
•	Fee income increased primarily due to PPLI’s higher assets under management due to net flows of $2.3 billion and change in market value of $1.5 billion over the past four quarters. PPLI collects fee income for premium tax; and recognizes a corresponding expense in insurance operating costs and other expenses. During the three months ended March 31, 2007, PPLI had deposits of $1.4 billion that resulted in an increase in fee income and insurance operating costs and other expenses of $28.
•	In addition, PPLI’s income increased for the three months ended March 31, 2007 due to a true up of premium tax accruals resulting in an additional $4,after tax in earnings.
•	For the three months ended March 31, 2007, earned premiums decreased as a result of a large terminal funding case that was sold during the three months ended March 31, 2006. This decrease in earned premiums was offset by a corresponding decrease in benefits, claims and claim adjustment expenses.

INDIVIDUAL LIFE
Operating Summary

	Three Months Ended March 31,
	2007	2006

Fee income and other	$201	$189
Earned premiums	(13)	(10)
Net investment income	80	71
Net realized capital gains (losses)	(2)	1

Total revenues	266	251
Benefits, claims and claim adjustment expenses	123	118
Insurance operating costs and other expenses	46	40
Amortization of deferred policy acquisition costs	34	30

Total benefits, claims and expenses	203	188

Income before income taxes	63	63
Income tax expense	20	21

Net income	$43	$42

Account values	2007	2006

Variable universal life	$6,754	$6,191

Total account values	$11,094	$10,184

Three months ended March 31, 2007 compared to the three months ended March 31, 2006
Net Income increased 2% over the first quarter 2006. The first quarter of 2006 included favorable net DAC amortization revisions of $5, after-tax. The following other factors contributed to the changes in earnings.
•	Fee income increased $12. Cost of insurance charges, the largest component of fee income, increased $8 driven by business growth in the variable universal and universal life insurance in-force. Variable life fees increased with the growth in the variable universal life insurance account value.

•	Net investment income increased primarily due to increased general account assets from sales growth.

•	Benefits, claims and claim adjustment expenses increased consistent with the growth in account values and life insurance in-force, partially offset by favorable mortality experience for the three months ended March 31, 2007 compared to March 31, 2006.

•	Insurance operating costs and other expenses increased primarily as a result of business growth.

OTHER
Operating Summary

	Three Months Ended March 31,
	2007	2006

Fee income and other	$16	$18
Earned premiums	10	20
Net investment income	78	68
Net realized capital gains (losses)	(24)	(46)

Total revenues	80	60

Benefits, claims and claim adjustment expenses	43	43
Insurance operating costs and other expenses	13	(35)
Amortization of deferred policy acquisition costs and present value of future profits	6	(6)

Total benefits, claims and expenses	62	2

Income before income taxes	18	58
Income tax expense	6	20

Net income	$12	$38

Three months ended March 31, 2007 compared to the three months ended March 31, 2006
Net income changed due to the following factors:
•	Net realized capital losses declined for the three months ended March 31, 2007 compared to the prior year period due to net gains on sales of investments in the first quarter of 2007 as compared to net losses in the comparable 2006 period due to tighter credit spreads on certain issuers since the date of security purchase; net gains on the Japanese fixed annuity contract hedges in the first quarter of 2007 due to declining Japanese interest rates as compared to net losses in the comparable 2006 period due to rising interest rates in Japan; net gains on GMWB derivatives in the first quarter of 2007 as compared to net losses in the comparable 2006 period primarily due to declines in equity index volatility; offset by increased losses on the GMIB reinsurance derivative assumed due to liability model refinements.

•	During the three months ended March 31, 2006, the Company achieved favorable settlements in several cases brought against the Company by policyholders regarding their purchase of broad-based leveraged corporate owned life insurance (“leveraged COLI”) policies in the early to mid-1990s. The Company ceased offering this product in 1996. Based on the favorable outcome of these cases, together with the Company’s current assessment of the few remaining leveraged COLI cases, the Company reduced its estimate of the ultimate cost of these cases during 2006. This reserve reduction, recorded in insurance operating costs and other expenses, resulted in an after-tax benefit of $34.
INVESTMENTS
General
The investment portfolios of the Company are managed by Hartford Investment Management Company (“HIMCO”), a wholly-owned subsidiary of The Hartford. HIMCO manages the portfolios to maximize economic value, while attempting to generate the income necessary to support the Company’s various product obligations, within internally established objectives, guidelines and risk tolerances. For a further discussion of how HIMCO manages the investment portfolios, see the Investments section of the MD&A under the “General” section in the Company’s 2006 Form 10-K Annual Report. Also, for a further discussion of how the investment portfolio’s credit and market risks are assessed and managed, see the “Investment Credit Risk” and “Capital Markets Risk Management” sections that follow.
Return on general account invested assets is an important element of the Company’s financial results. Significant fluctuations in the fixed income or equity markets could weaken the Company’s financial condition or its results of operations. Additionally, changes in market interest rates may impact the period of time over which certain investments, such as mortgage-backed securities (“MBS”), are repaid and whether certain investments are called by the issuers. Such changes may, in turn, impact the yield on these investments and also may result in reinvestment of funds received from calls and prepayments at rates below the average portfolio yield. Net investment income and net realized capital gains and losses accounted for approximately 41% and 38% of the Company’s consolidated revenues for the three months ended March 31, 2007 and 2006, respectively. The increase was primarily due to income earned from a higher average invested assets base and a higher portfolio yield driven by a change in asset mix (e.g. greater investment in mortgage loans and limited partnerships) and an increase in interest rates.
Fluctuations in interest rates affect the Company’s return on, and the fair value of, fixed maturity investments, which comprised approximately 87% and 88% of the fair value of its invested assets as of March 31, 2007 and December 31, 2006, respectively. Other events beyond the Company’s control could also adversely impact the fair value of these investments. Specifically, a downgrade of an issuer’s credit rating or default of payment by an issuer could reduce the Company’s investment return.
A decrease in the fair value of any investment that is deemed other-than-temporary would result in the Company’s recognition of a net realized capital loss in its financial results prior to the actual sale of the investment. Following the recognition of the other-than-temporary impairment for fixed maturities, the company amortizes the new cost basis to par or to estimated future value over the remaining life of the security based on future estimated cash flows. For a further discussion of the evaluation of other-than-temporary impairments, see the “Critical Accounting Estimates” section of the MD&A under the “Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities” section in the Company’s 2006 Form 10-K Annual Report.
The primary investment objective of the Company’s general account is to maximize economic value consistent with acceptable risk parameters, including the management of the interest rate sensitivity of invested assets, while generating sufficient after-tax income to support policyholder and corporate obligations.
The following table identifies the invested assets by type as of March 31, 2007 and December 31, 2006.

Composition of Invested Assets
	March 31, 2007		December 31, 2006
	Amount	Percent	Amount	Percent

Fixed maturities, available-for-sale, at fair value	$46,336	86.7%	$45,340	88.4%
Equity securities, available-for-sale, at fair value	726	1.4%	275	0.5%
Policy loans, at outstanding balance	2,056	3.8%	2,009	3.9%
Mortgage loans, at amortized cost [1]	3,141	5.9%	2,631	5.2%
Limited partnerships, at fair value	900	1.7%	750	1.5%
Other investments	286	0.5%	275	0.5%

Total investments	$53,445	100.0%	$51,280	100.0%

[1]	Represents commercial and agricultural loans
Fixed maturity investments increased $996 since December 31, 2006, primarily the result of an increase in collateral held from increased securities lending activities and a decrease in interest rates. Mortgage loans increased $510 since December 31, 2006, as a result of a decision to increase the Company’s investment in this asset class primarily due to its attractive yields and diversification opportunities.

Investment Results
The following table summarizes the Company’s investment results.

	Three Months Ended
	March 31,
	2007	2006

Net investment income — excluding income on policy loans	$697	$624
Policy loan income	36	32

Net investment income — total	$733	$656

Yield on average invested assets [1]	5.9%	5.8%

Gross gains on sale	$65	$37
Gross losses on sale	(35)	(52)
Impairments
Credit related	(12)	—
Other [2]	(2)	(7)

Total impairments	(14)	(7)
Japanese fixed annuity contract hedges, net [3]	5	(44)
Periodic net coupon settlements on credit derivatives/Japan	(12)	(14)
GMWB derivatives, net	22	(13)
GMIB	(50)	77
Other, net [4]	(13)	(28)

Net realized capital gains (losses), before-tax	$(32)	$(44)

[1]	Represents annualized net investment income divided by the monthly weighted average invested assets at cost or amortized cost, as applicable, excluding the collateral received associated with securities lending programs and consolidated variable interest entity minority interests.

[2]	Primarily relates to fixed maturity impairments for which the Company was uncertain of its intent to retain the investment for a period of time sufficient to allow for a recovery to amortized cost. These impairments do not relate to security issuers for which the Company has current concerns regarding their ability to pay future interest and principal amounts based upon the securities’ contractual terms.

[3]	Relates to the Japanese fixed annuity product (product and related derivative hedging instruments excluding periodic net coupon settlements).

[4]	Primarily consists of changes in fair value on non-qualifying derivatives and hedge ineffectiveness on qualifying derivative instruments.
Three months ended March 31, 2007 compared to the three months ended March 31, 2006
Net investment income, excluding income on policy loans, increased $73, or 12%, compared to the prior year period. The increase in net investment income was primarily due to a higher average invested assets base, income earned from a higher portfolio yield driven by a change in asset mix (e.g. greater investment in mortgage loans and limited partnerships) and an increase in interest rates. The increase in the average invested assets base, as compared to the prior year, was primarily due to positive operating cash flows, investment contract sales such as retail and institutional notes, universal life-type product sales, and an increase in collateral held from securities lending activities.
For 2007, the yield on average invested assets increased compared to the prior year period due to changes in asset mix, an increase in yield from limited partnerships, and interest rates. Based upon current expectations the Company expects the full year 2007 yield on average invested assets to be higher than the comparable 2006 yield.
Lower net realized capital losses were recognized in 2007, compared to the prior year period. The components that drove the decrease in net losses included net gains on sales of fixed maturity securities, Japanese fixed annuity contract hedges, and GMWB derivatives in 2007 compared to net losses in 2006. These gains as well as lower Other, net losses in 2007 were partially offset by net losses associated with GMIB reinsurance assumed compared to gains in the prior year period. The circumstances giving rise to these changes are as follows:
•	The net gains on fixed maturity sales in 2007 were primarily the result of tighter credit spreads on certain issuers since the date of security purchase. For further discussion of gross gains and losses, see below.

•	The net gains associated with the Japanese fixed annuity contract hedges in 2007 primarily resulted from a decline in Japanese interest rates. The net losses in 2006 resulted from an increase in Japanese interest rates.

•	The net gains associated with the GMWB derivatives in 2007 were primarily driven by net gains related to declines in equity index volatility. The net losses in 2006 were primarily driven by equity index volatility.

•	Other, net losses in both 2007 and 2006 were primarily driven from the change in value of non-qualifying derivatives due to fluctuations in interest rates and foreign currency exchange rates.

•	The net losses for the three months ended March 31, 2007 related to GMIB reinsurance assumed were primarily driven by liability model refinements and assumption updates reflecting in-force demographics, actual experience, and revised future expectations. The net gains in 2006 were primarily driven by positive movements in the global bond market and the Japanese equity market.

•	See the Other-Than-Temporary Impairments section that follows for information on impairment losses.
Gross gains on sales for 2007 were primarily within fixed maturities and were largely comprised of corporate securities. The sales were made to reallocate the portfolio to higher quality securities with more favorable risk-return profiles. The gains on sales were primarily the result of changes in credit spreads and interest rates since the date of purchase.
Gross losses on sales for 2007 were primarily within fixed maturities and were concentrated in the corporate sector with no single security sold at a loss in excess of $3 and an average loss as a percentage of the fixed maturity’s amortized cost of less than 2% which, under the Company’s impairment policy was deemed to be depressed only to a minor extent.
Gross gains on sales for 2006 were primarily within fixed maturities and were largely comprised of corporate securities. The sales were made to reposition the portfolio to shorter-term assets with the expectation of higher future interest rates and a steeper yield curve. The gains on sales were primarily the result of changes in interest rates and credit spreads since the date of purchase.
Gross losses on sales for 2006 were primarily within fixed maturities and were concentrated in the corporate and CMBS sectors with no single security sold at a loss in excess of $5 and an average loss as a percentage of the fixed maturity’s amortized cost of less than 3% which, under the Company’s impairment policy was deemed to be depressed only to a minor extent.
Other-Than-Temporary Impairments
The following table identifies the Company’s other-than-temporary impairments by type.

	Three Months Ended
	March 31,
	2007	2006

ABS	$12	$—
CMBS/Collateralized mortgage obligations (“CMO”)	—	1
Corporate	1	6
Equity	1	—

Total other-than-temporary impairments	$14	$7

Credit related	$12	$—
Other	2	7

Total other-than-temporary impairments	$14	$7

The following discussion provides an analysis of significant other-than-temporary impairments recognized during the three months ended March 31, 2007 and 2006, the related circumstances giving rise to the other-than-temporary impairments.
During the three months ended March 31, 2007, other-than-temporary impairments were recorded on ABS, corporate debt securities and equity securities. The credit related other-than-temporary impairment was recorded on one ABS security backed by aircraft lease receivables due to a continued decline in value. The decline was attributable to higher than expected aircraft maintenance costs and a recent rating agency downgrade.
During the three months ended March 31, 2006, other-than-temporary impairments were recorded on corporate securities and CMBS. Other-than-temporary impairments were recorded on certain corporate securities that had declined in value and for which the Company was uncertain of its intent and ability to retain the investment for a period of time sufficient to allow recovery to amortized cost. Prior to the other-than-temporary impairments, these securities had an average market value as a percentage of amortized cost of 88%.
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

The Company is not exposed to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholder’s equity other than U.S. government and certain U.S. government agencies. For further discussion see the “Investment Credit Risk” section of the MD&A in the Company’s 2006 Form 10-K Annual Report for a description of the Company’s objectives, policies, and strategies, including the use of derivative instruments.
The following table identifies fixed maturity securities by type as of March 31, 2007 and December 31, 2006.

Consolidated Fixed Maturities by Type
	March 31, 2007					December 31, 2006
					Percent					Percent
					of Total					of Total
	Amortized	Unrealized	Unrealized	Fair	Fair	Amortized	Unrealized	Unrealized	Fair	Fair
	Cost	Gains	Losses	Value	Value	Cost	Gains	Losses	Value	Value

ABS	$7,254	$28	$(38)	$7,244	15.6%	$6,373	$38	$(44)	$6,367	14.0%
CMBS	10,903	133	(73)	10,963	23.7%	10,603	146	(68)	10,681	23.6%
Collateralized mortgage obligations (“CMOs”)	773	11	(2)	782	1.7%	854	8	(5)	857	1.9%
Corporate
Basic industry	1,839	53	(15)	1,877	4.0%	1,794	60	(17)	1,837	4.1%
Capital goods	1,592	86	(8)	1,670	3.6%	1,648	90	(10)	1,728	3.8%
Consumer cyclical	1,980	73	(19)	2,034	4.4%	2,031	73	(19)	2,085	4.6%
Consumer non-cyclical	1,917	54	(18)	1,953	4.2%	2,111	64	(24)	2,151	4.7%
Energy	1,141	56	(8)	1,189	2.6%	1,164	56	(9)	1,211	2.7%
Financial services	6,402	219	(37)	6,584	14.2%	6,380	242	(45)	6,577	14.5%
Technology and communications	2,462	141	(15)	2,588	5.6%	2,584	140	(24)	2,700	6.0%
Transportation	538	16	(8)	546	1.2%	546	14	(6)	554	1.2%
Utilities	2,706	147	(33)	2,820	6.1%	2,663	151	(40)	2,774	6.1%
Other	1,113	35	(11)	1,137	2.5%	1,061	21	(12)	1,070	2.4%
Government/Government agencies
Foreign	553	20	(3)	570	1.2%	568	44	(4)	608	1.3%
United States	719	4	(3)	720	1.6%	542	2	(5)	539	1.2%
MBS — agency	1,659	8	(24)	1,643	3.5%	1,808	6	(31)	1,783	3.9%
Municipal	1,116	25	(18)	1,123	2.4%	1,114	23	(15)	1,122	2.5%
Redeemable preferred stock	3	—	—	3	—	2	—	—	2	—
Short-term	890	—	—	890	1.9%	694	—	—	694	1.5%

Total fixed maturities	$45,560	$1,109	$(333)	$46,336	100.0%	$44,540	$1,178	$(378)	$45,340	100.0%

The Company’s fixed maturity net unrealized gains decreased $24 from December 31, 2006 to March 31, 2007. The decrease was primarily due to net sales of securities in an unrealized gain position and credit spread widening offset by a decrease in interest rates and other-than-temporary impairments.
As of March 31, 2007, investment sector allocations as a percentage of total fixed maturities have not significantly changed since December 31, 2006, with the exception of ABS. The increase in ABS was primarily related to the investment in AAA rated collateralized loan obligations from the cash collateral received from securities lending programs.
The sectors with the most significant concentration of unrealized losses were CMBS and corporate fixed maturities, most significantly within the financial services and utilities sectors. The Company’s current view of risk factors relative to these fixed maturity types is as follows:
CMBS — As of March 31, 2007, the Company held approximately 440 different securities that were in an unrealized loss position for greater than six months. The unrealized loss was the result of an increase in interest rates and modest changes in credit spreads from the security’s purchase date. Substantially all of these securities are investment grade securities with extended maturity dates priced at, or greater than, 90% of amortized cost as of March 31, 2007. Future changes in fair value of these securities are primarily dependent on future changes in interest rates and credit spread movements.
Financial services — As of March 31, 2007, the Company held approximately 120 different securities in the financial services sector that were in an unrealized loss position for greater than six months. Substantially all of these securities are investment grade securities priced at, or greater than, 90% of amortized cost as of March 31, 2007. These positions are a mixture of fixed and variable rate securities which have been adversely impacted by modest changes in credit spreads and an increase in interest rates after the purchase date. Future changes in fair value of these securities are primarily dependent on future changes in general market conditions, including interest rates and credit spread movements.

Utilities — As of March 31, 2007, the Company held approximately 80 different securities that were in an unrealized loss position for six months or more. Substantially all of these securities are investment grade securities priced at, or greater than, 90% of amortized cost as of March 31, 2007. Most of these securities are fixed rate, investment grade securities which have been adversely impacted by increases in interest rates and modest changes in credit spreads after the purchase date. Future changes in fair value of these securities are primarily dependent on future changes in general market conditions, including interest rates and credit spread movements.
Included in ABS in the table above are the Company’s securities backed by pools of sub-prime and ALT-A (collectively “below prime”) mortgage loans, which had a fair value of $2.7 billion and $2.4 billion, as of March 31, 2007 and December 31, 2006, respectively, of which approximately 90% ($2.4 billion at March 31, 2007 and $2.2 billion at December 31, 2006) were rated AA or higher. Sub-prime mortgage lending is the origination of residential mortgage loans to customers with impaired credit histories. Alt-A mortgage lending is the origination of residential mortgage loans to customers who are rated above the sub-prime category of creditworthiness but below a top rated prime borrower. The Company is not an originator of residential below prime loans. The slowing U.S. housing market, increased interest rates, and relaxed underwriting standards for some originators of below prime mortgages have recently led to higher delinquency rates. The Company expects to continue to receive payments in accordance with the contractual terms of the securities.
The following table presents the Company’s exposure to below prime mortgage loans by credit quality as of March 31, 2007 and December 31, 2006, respectively.

Below Prime ABS Residential Mortgage Loans
	March 31, 2007		December 31, 2006
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value

AAA	$981	$982	$755	$756
AA	1,402	1,404	1,419	1,424
A	223	224	157	158
BBB	76	75	29	29
BB & Below	45	42	37	34

Total investments	$2,727	$2,727	$2,397	$2,401

For further discussion of risk factors associated with securities in unrealized loss positions, see the “Investment Credit Risk” section of the MD&A in the Company’s 2006 Form 10-K Annual Report.
At the March 2007 Federal Open Market Committee (“FOMC”) meeting, the Federal Reserve maintained the target federal funds rate at 5.25%. The FOMC stated that inflation risks have improved modestly in recent months and inflation pressure was likely to moderate over time, but maintained the view that upside risk remains. An increase in future interest rates may result in lower fixed maturity valuations, an increase in gross unrealized losses and a decrease in gross unrealized gains.
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
Market Risk
Hartford Life Insurance Company is exposed to market risk, primarily relating to the market price and/or cash flow variability associated with changes in interest rates, market indices or foreign currency exchange rates. The Company analyzes interest rate risk using various models including parametric models that forecast cash flows of the liabilities and the supporting investments, including derivative instruments under various market scenarios. For further discussion of market risk see the “Capital Markets Risk Management” section of the MD&A in the Company’s 2006 Form 10-K Annual Report. There have been no material changes in market risk exposures from December 31, 2006.

Derivative Instruments
The Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards and exchange traded futures and options, in compliance with Company policy and regulatory requirements designed to achieve one of four Company approved objectives: to hedge risk arising from interest rate, price, equity market or currency exchange rate volatility; to manage liquidity; to control transaction costs; or to enter into replication transactions. The Company does not make a market or trade in these instruments for the express purpose of earning short-term trading profits. For further discussion on the Company’s use of derivative instruments, refer to Note 3 of Notes to Condensed Consolidated Financial Statements.
Interest Rate Risk
The Company’s exposure to interest rate risk relates to the market price and/or cash flow variability associated with changes in market interest rates. The Company manages its exposure to interest rate risk through asset allocation limits, asset/liability duration matching and through the use of derivatives. For further discussion of interest rate risk, see the Interest Rate Risk discussion within the “Capital Markets Risk Management” section of the MD&A in the Company’s 2006 Form 10-K Annual Report.
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
The Company sells variable annuity contracts that offer various guaranteed death benefits. The Company maintains a liability, under SOP 03-1, for the death benefit costs of $487, as of March 31, 2007. Declines in the equity market may increase the Company’s net exposure to death benefits under these contracts. The majority of the contracts with the guaranteed death benefit feature are sold by the Retail segment. For certain guaranteed death benefits, The Company pays the greater of (1) the account value at death; (2) the sum of all premium payments less prior withdrawals; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary. For certain guaranteed death benefits sold with variable annuity contracts beginning in June 2003, the Retail segment pays the greater of (1) the account value at death; or (2) the maximum anniversary value; not to exceed the account value plus the greater of (a) 25% of premium payments, or (b) 25% of the maximum anniversary value of the contract. The Company currently reinsures a significant portion of these death benefit guarantees associated with its in-force block of business. Under certain of these reinsurance agreements, the reinsurers exposure is subject to an annual cap.
The Company’s total gross exposure (i.e. before reinsurance) to these U.S. guaranteed death benefits as of March 31, 2007 is $4.8 billion. Due to the fact that 84% of this amount is reinsured, the Company’s net exposure is $780. This amount is often referred to as the retained net amount at risk. However, the Company will incur these guaranteed death benefit payments in the future only if the policyholder has an in-the-money guaranteed death benefit at their time of death.
HLAI, a subsidiary of the Company, has assumed through reinsurance certain guaranteed minimum income benefits offered in connection with variable annuity contracts issued by HLIKK, a related party and subsidiary of Hartford Life. Effective July 31, 2006, the reinsurance agreement between HLAI and HLIKK was modified such that the reinsurance of the GMIB riders issued by HLIKK prior to April 1, 2005 were recaptured by HLIKK. On the date of the recapture, HLAI forgave the reinsurance derivative asset of $110 and paid HLIKK $38. The net result of the recapture was recorded as a dividend of $93, after-tax. GMIB riders issued by HLIKK subsequent to April 1, 2005 continue to be reinsured by HLAI. Declines in equity markets as well as a strengthening of the Japanese Yen in comparison to the U.S. dollar may increase the Company’s exposure to these guaranteed benefits. This increased exposure may be significant in extreme market scenarios. Depending on the underlying contract form, benefits are paid from HLAI to HLIKK either on the guaranteed annuity commencement date, when the contract holder’s account value is less than the present value of minimum guaranteed annuity payments, or alternatively, during the annuitization phase, when the contract holder’s account value is reduced to zero or upon death of the contract holder. The Company will incur these guaranteed income benefits in the future only if the contract holder has a guaranteed benefit that is in-the-money at the time of annuitization. The change in value of the GMIB reinsurance agreement for the three months ended March 31, 2007 was a loss of $50, before-tax, respectively. The change in value of the GMIB reinsurance agreement for the three months ended March 31, 2006 was a gain of $77, before-tax. As of March 31, 2007, the notional and fair value related to the reinsurance derivative was $13.4 billion and an asset of $67, respectively. As of December 31, 2006, the notional and fair value related to the reinsurance derivative was $12.3 billion and an asset of $119, respectively.
Also, effective July 31, 2006 the reinsurance agreement between HLAI and HLIKK was modified to include the guaranteed minimum death benefits (“GMDB”) on covered contracts that have an associated GMIB rider. The modified reinsurance agreement applies to all contracts issued after July 31, 2006 as well as to in-force GMIB riders and GMDB issued before July 31, 2006, but on or after April 1, 2005. The Company maintains a death benefit liability under SOP 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” which was immaterial as of March 31, 2007.
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

Substantially all GMWB riders sold since July 6, 2003 are not covered by reinsurance. These unreinsured contracts generate volatility in net income each quarter as the underlying embedded derivative liabilities are recorded at fair value each reporting period, resulting in the recognition of net realized capital gains or losses in response to changes in certain critical factors including capital market conditions and policyholder behavior.
In order to minimize the volatility associated with the unreinsured GMWB liabilities, the Company established an alternative risk management strategy. The Company uses hedging instruments to hedge its unreinsured GMWB exposure. These instruments include interest rate futures and swaps, Standard and Poor’s (“S&P”) 500 and the National Association of Securities Dealers Automated Quotations (“NASDAQ”) index put options and futures contracts. The Company also uses Europe, Australasia and Far East (“EAFE”) Index swaps to hedge GMWB exposure to international equity markets. The hedging program involves a detailed monitoring of policyholder behavior and capital markets conditions on a daily basis and rebalancing of the hedge position as needed. While the Company actively manages this hedge position, hedge ineffectiveness may result due to factors including, but not limited to, policyholder behavior, capital markets dislocation or discontinuity and divergence between the performance of the underlying funds and the hedging indices.
The net effect of the change in value of the embedded derivative net of the results of the hedging program was a gain (loss) of $22 and $(13) before deferred policy acquisition costs and tax effects for the three months ended March 31, 2007 and March 31, 2006, respectively. As of March 31, 2007 and December 31, 2006, the notional related to the embedded derivatives, the hedging strategy, and reinsurance was $54.5 billion and $53.3 billion, respectively, and the fair value was $400 and $377, respectively.
The Company employs additional strategies to manage equity market risk in addition to the derivative and reinsurance strategy described above that economically hedges the fair value of the U.S. GMWB rider. Notably, the Company purchases one and two year S&P 500 Index put option contracts to economically hedge certain liabilities that could increase if the equity markets decline. As of March 31, 2007 and December 31, 2006, the notional value related to this strategy was $2.2 billion and $2.2 billion, respectively, while the fair value related to this strategy was $27 and $29, respectively. Because this strategy is intended to partially hedge certain equity-market sensitive liabilities calculated under statutory accounting (see Capital Resources and Liquidity), changes in the value of the put options may not be closely aligned to changes in liabilities determined in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”), causing volatility in GAAP net income. The Company anticipates employing similar strategies in the future, which could further increase volatility in GAAP net income.
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
Debt
Consumer Notes
For additional information regarding consumer notes, see Note 13 of Notes to Consolidated Financial Statements in the Company’s 2006 Form 10-K Annual Report.
As of March 31, 2007, and December 31, 2006, $435 and $258 of consumer notes had been issued. As of March 31, 2007, these consumer notes have interest rates ranging from 5.0% to 6.0% for fixed notes and, for variable notes, either consumer price index plus 175 to 267 basis points, S&P 500 Index, or Dow Jones Index. For the three months ended March 31, 2007, interest credited to holders of consumer notes was $5.

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
The following table summarizes Hartford Life Insurance Company’s significant member companies’ financial ratings from the major independent rating organizations as of April 26, 2007:

Standard &
	A.M. Best	Fitch	Poor’s	Moody’s

Insurance Ratings
Hartford Life Insurance Company	A+	AA	AA-	Aa3
Hartford Life and Annuity	A+	AA	AA-	Aa3

Other Ratings
Hartford Life Insurance Company:
Short Term Rating	—	—	A-1+	P-1
Consumer Notes	a+	AA-	AA-	A 1
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
Risk-Based Capital
The National Association of Insurance Commissioners (“NAIC”) has regulations establishing minimum capitalization requirements based on risk-based capital (“RBC”) formulas for life companies. The requirements consist of formulas, which identify companies that are undercapitalized and require specific regulatory actions. The RBC formula for life companies establishes capital requirements relating to insurance, business, asset and interest rate risks. As of March 31, 2007, the Company had more than sufficient capital to meet the NAIC’s minimum RBC requirements.
Contingencies
Legal Proceedings — For a discussion regarding contingencies related to the Company’s legal proceedings, please see Part II, Item 1, “Legal Proceedings”.
For a discussion regarding contingencies related to the manner in which the Company compensates brokers and other producers, please see “Overview—Broker Compensation” above.
Regulatory Developments — For a discussion regarding contingencies related to regulatory developments that affect the Company, please see Note 6 of the Notes to Condensed Consolidated Financial Statements.
Legislative Initiatives
Legislation introduced in Congress would provide for new retirement and savings vehicles designed to simplify retirement plan administration and expand individual participation in retirement savings plans. If enacted, these proposals could have a material effect on sales of the Company’s life insurance and investment products. Prospects for enactment of this legislation in 2007 are uncertain.
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

NEW ACCOUNTING STANDARDS
For a discussion of accounting standards, see Note 1 of Notes to Consolidated Financial Statements included in the Company’s 2006 Form 10-K Annual Report and Note 1 of Notes to the Condensed Consolidated Financial Statements.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
See Capital Markets Risk Management section for a discussion of the Company’s market risk.
Item 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of March 31, 2007.
Changes in internal control over financial reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Beginning in the second quarter of 2007, the Company outsourced certain information technology infrastructure services, which will materially affect internal controls over financial reporting
Part II. OTHER INFORMATION
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
The Hartford is also a defendant in a multidistrict litigation in federal district court in New Jersey. There are two consolidated amended complaints filed in the multidistrict litigation, one related to alleged conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. The Company is named in the group benefits complaint. The actions assert, on behalf of a class of persons who purchased insurance through the broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group benefits complaint, claims under ERISA arising from conduct similar to that alleged in the NYAG Complaint. The class period alleged is 1994 through the date of class certification, which has not yet occurred. The complaints seek treble damages, injunctive and declaratory relief, and attorneys’ fees. On October 3, 2006, the court denied in part the defendants’ motions to dismiss the two consolidated amended complaints but found the complaints deficient in other respects and ordered the plaintiffs to file supplemental pleadings. After the plaintiffs filed their supplemental pleadings, the defendants renewed their motions to dismiss. On April 5, 2007, the court granted the defendants’ renewed motions to dismiss the Sherman Act and RICO claims, dismissed the consolidated actions without prejudice, and gave the plaintiffs thirty days to file any amended complaints. The Hartford disputes the allegations in these actions and intends to defend the actions vigorously.
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
Item 1A. RISK FACTORS
For a discussion of Risk Factors, see the MD&A of the Company’s 2006 Form 10-K Annual Report.
Item 6. EXHIBITS
See Exhibits Index on page 41.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARTFORD LIFE INSURANCE COMPANY
/s/ Ernest M. McNeill Jr.
Ernest M. McNeill Jr.
Senior Vice President and Chief Accounting Officer

April 26, 2007

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
FORM 10-Q
FOR THE THREE MONTHS ENDED March 31, 2007
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