Form 10-Q
period 2007-06-30
HARTFORD LIFE INSURANCE CO
filed 2007-07-26
CIK 45947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
As of July 20, 2007 there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant, all of which were directly owned by Hartford Life and Accident Insurance Company, an indirect wholly owned subsidiary of The Hartford Financial Services Group, Inc.
The registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

Item I. FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of
Hartford Life Insurance Company
Hartford, Connecticut
We have reviewed the accompanying condensed consolidated balance sheet of Hartford Life Insurance Company and subsidiaries (the “Company”) as of June 30, 2007, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2007 and 2006, and of changes in stockholder’s equity and of cash flows for the six-month periods ended June 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.
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
DELOITTE & TOUCHE LLP

Hartford, Connecticut
July 24, 2007

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Income

	Three Months ended		Six Months ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006
	(Unaudited)		(Unaudited)

Revenues
Fee income and other	$873	$757	$1,715	$1,494
Earned premiums	211	84	360	358
Net investment income	769	676	1,502	1,332
Net realized capital losses	(193)	(245)	(225)	(289)

Total revenues	1,660	1,272	3,352	2,895

Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	1,034	728	1,874	1,625
Insurance expenses and other	307	237	573	384
Amortization of deferred policy acquisition costs and present value of future profits	209	229	456	457
Dividends to policyholders	1	4	8	18

Total benefits, losses and expenses	1,551	1,198	2,911	2,484

Income before income tax expense (benefit)	109	74	441	411
Income tax expense (benefit)	(1)	(19)	69	59

Net income	$110	$93	$372	$352

See Notes to Condensed Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In millions, except for share data)	June 30, 2007	December 31, 2006
	(Unaudited)

Assets
Investments
Fixed maturities, available for sale, at fair value (amortized cost of $46,284 and $44,540)	$46,419	$45,340
Equity securities, available for sale, at fair value (cost of $821 and $267)	829	275
Equity securities, held for trading, at fair value	—	1
Policy loans, at outstanding balance	2,008	2,009
Mortgage loans on real estate	3,801	2,631
Other investments	1,288	1,024

Total investments	54,345	51,280
Cash	108	186
Premiums receivable and agents’ balances	29	29
Reinsurance recoverables	1,491	1,393
Deferred policy acquisition costs and present value of future profits	7,744	7,334
Deferred income taxes	(233)	(491)
Goodwill	186	186
Other assets	1,565	1,290
Separate account assets	191,161	179,943

Total assets	$256,396	$241,150

Liabilities
Reserve for future policy benefits	$8,654	$8,209
Other policyholder funds	41,138	40,191
Consumer notes	588	258
Other liabilities	7,011	4,889
Separate account liabilities	191,161	179,943

Total liabilities	248,552	233,490

Commitments and contingencies, Note 6	—	—

Stockholder’s Equity
Common stock — 1,000 shares authorized, issued and outstanding, par value $5,690	6	6
Capital surplus	2,782	2,586
Accumulated other comprehensive income
Net unrealized capital gains on securities, net of tax	(91)	290
Foreign currency translation adjustments	—	1

Total accumulated other comprehensive income	(91)	291

Retained earnings	5,147	4,777

Total stockholder’s equity	7,844	7,660

Total liabilities and stockholder’s equity	$256,396	$241,150

See Notes To Condensed Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements Of Changes In Stockholder’s Equity

			Accumulated Other
(Unaudited)			Comprehensive Income (Loss)
			Net
			Unrealized
			Capital	Net Loss On Cash	Foreign
			Gains	Flow Hedging	Currency		Total
	Common	Capital	On Securities,	Instruments,	Translation	Retained	Stockholder’s
(In millions)	Stock	Surplus	Net of Tax	Net of Tax	Adjustments	Earnings	Equity
Six months ended June 30, 2007

Balance, December 31, 2006	$6	$2,586	$500	$(210)	$1	$4,777	$7,660
Comprehensive income
Net income						372	372

Other comprehensive income, net of tax (1)
Net change in unrealized capital gains on securities (2)			(333)				(333)
Net loss on cash flow hedging instruments				(48)			(48)
Cumulative translation adjustments					(1)		(1)
Total other comprehensive income							(382)

Total comprehensive income							(10)

Capital contribution		196					196
Dividends declared						1	1
Cumulative effect of accounting changes, net of tax						(3)	(3)

Balance, June 30, 2007	$6	$2,782	$167	$(258)	$—	$5,147	$7,844

Six months ended June 30, 2006

Balance, December 31, 2005	$6	$2,405	$577	$(113)	$(1)	$4,463	$7,337
Comprehensive income
Net income						352	352

Other comprehensive income, net of tax (1)
Net change in unrealized capital gains on securities (2)			(492)				(492)

Net loss on cash flow hedging Instruments				(140)			(140)
Cumulative translation adjustments					(2)		(2)

Total other comprehensive income							(634)

Total comprehensive income							(282)
Capital contribution		109					109
Dividends declared						(113)	(113)

Balance, June 30, 2006	$6	$2,514	$85	$(253)	$(3)	$4,702	$7,051

(1)	Net change in unrealized capital gains on securities is reflected net of a tax benefit and other items of $179 and $265 for the six months ended June 30, 2007 and 2006, respectively. Net gain (loss) on cash flow hedging instruments is net of tax expense (benefit) of $(26) and $(75) for the six months ended June 30, 2007 and 2006, respectively. There is no tax effect on cumulative translation adjustments.

(2)	There were reclassification adjustments for after-tax gains (losses) realized in net income of $(67) and $(98) for the six months ended June 30, 2007 and 2006, respectively.
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Six Months ended
	June 30,
(In millions)	2007	2006
	(Unaudited)
Operating Activities
Net income	$372	$352
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	456	457
Additions to deferred policy acquisition costs and present value of future profits	(714)	(666)
Change in:
Reserve for future policy benefits, unpaid losses and loss adjustment expenses and unearned premiums	445	245
Reinsurance recoverables	(98)	64
Receivables	(69)	5
Payables and accruals	567	69
Accrued and deferred income taxes	38	251
Net realized capital losses (gains)	225	289
Depreciation and amortization	124	225
Other, net	(31)	294

Net cash provided by operating activities	1,315	1,585

Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	9,367	9,304
Equity securities, available-for-sale	246	49
Mortgage loans	627	138
Partnerships	109	63
Payments for the purchase of:
Fixed maturities, available-for-sale	(11,143)	(10,352)
Equity securities, available-for-sale	(429)	(73)
Mortgage loans	(1,796)	(802)
Partnerships	(310)	(311)
Change in policy loans, net	1	(95)
Change in payables for collateral under securities lending, net	889	346
Change in all other, net	(306)	(431)

Net cash used for investing activities	(2,745)	(2,164)

Financing Activities
Deposits and other additions to investment and universal life-type contracts	16,496	13,060
Withdrawals and other deductions from investment and universal life-type contracts	(15,067)	(13,264)
Net transfers (to)/from separate accounts related to investment and universal life-type contracts	(570)	930
Proceeds from issuance of consumer notes	330	—
Capital Contributions	170	—
Dividends paid	—	(125)

Net cash provided by financing activities	1,359	601

Impact of foreign exchange	(7)	(3)
Net (decrease) increase in cash	(78)	19

Cash — beginning of year	186	124

Cash — end of year	$108	$143

Supplemental Disclosure of Cash Flow Information:
Net Cash Paid During the Year for:
Income taxes paid (received)	$(33)	$(154)
The Company made noncash dividends of $- and $12 and received noncash capital contributions of $22 and $145 from its parent company during the six months ended June 30, 2007 and 2006 respectively, related to the guaranteed minimum income benefit reinsurance agreement with Hartford Life Insurance, K.K (“HLIKK”).
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
Along with its parent, HLA, the Company is a financial services and insurance group which provides (a) investment products, such as individual variable annuities and fixed market value adjusted annuities and retirement plan services; (b) individual life insurance; (c) group benefits products such as group life and group disability insurance that is directly written by the Company and is substantially ceded to its parent, HLA, (d) private placement life insurance and (e) assumes fixed market value adjusted annuities and guaranteed minimum income benefits (“GMIB”) from Hartford Life’s international operations.
The condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”), which differ materially from the accounting practices prescribed by various insurance regulatory authorities.
The accompanying condensed consolidated financial statements and notes as of June 30, 2007, and for the three and six months ended June 30, 2007 and 2006 are unaudited. These financial statements reflect all adjustments (consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Hartford Life Insurance Company’s 2006 Form 10-K Annual Report. The results of operations for the interim periods should not be considered indicative of the results to be expected for the full year.
Consolidation —
The condensed consolidated financial statements include the accounts of Hartford Life Insurance Company in which the Company directly or indirectly has a controlling financial interest and those variable interest entities (“VIE”) in which the Company is the primary beneficiary. The Company determines if it is the primary beneficiary using both qualitative and quantitative analyses. Entities in which Hartford Life Insurance Company does not have a controlling financial interest but in which the Company has significant influence over the operating and financing decisions are reported using the equity method. All material intercompany transactions and balances between Hartford Life Insurance Company and its subsidiaries and affiliates have been eliminated.
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

The most significant estimates include those used in determining estimated gross profits used in the valuation and amortization of assets and liabilities associated with variable annuity and other universal life-type contracts; the evaluation of other-than-temporary impairments on investments in available-for-sale securities; living benefits required to be fair valued; and contingencies relating to corporate litigation and regulatory matters.
Reclassifications —
Certain reclassifications have been made to prior period financial information to conform to the current period presentation.
Significant Accounting Policies
For a description of significant accounting policies, see Note 1 of Notes to Consolidated Financial Statements included in Hartford Life Insurance Company’s 2006 Form 10-K Annual Report.
Income Taxes
The effective tax rate for the three months ended June 30, 2007 and 2006 was (1%) and (26%), respectively. The effective tax rate for the six months ended June 30, 2007 and 2006 was 16% and 14%, respectively. The principal cause of the difference between the effective tax rate and the U.S. Statutory rate of 35% for 2007 and 2006 was the separate account dividends received deduction (“DRD”).
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

Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109
The Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), dated June 2006. FIN 48 requires companies to recognize the tax benefits of uncertain tax positions only when the position is “more likely than not” to be sustained assuming examination by tax authorities. The amount recognized represents the largest amount of tax benefit that is greater than 50% likely of being realized. A liability is recognized for any benefit claimed, or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) on the excess.
The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption, the Company recognized an $11 decrease in the liability for unrecognized tax benefits and a corresponding increase in the January 1, 2007 balance of retained earnings. The Company had no unrecognized tax benefits as of January 1, 2007. The Company does not believe it would be subject to any penalties in any open tax years and, therefore, has not booked any such amounts. The Company classifies interest and penalties (if applicable) as income tax expense in the financial statements.
The Company is included in the consolidated U.S. federal income tax return of The Hartford Financial Services Group, Inc. and files income tax returns in various states. During 2005, the Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. income tax returns for 2002 through 2003 that is anticipated to be completed by the end of 2007. The 2004 through 2005 examination is expected to begin by the end of 2007. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next 12 months.
Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). This statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and resolves issues addressed in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets”. SFAS 155: (a) permits fair value remeasurement for any hybrid financial instrument (asset or liability) that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, (e) eliminates restrictions on a qualifying special-purpose entity’s ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. SFAS 155 also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income statement impact of the changes in fair value of those instruments. The Company began applying SFAS 155 to all financial instruments acquired, issued or subject to a remeasurement event beginning January 1, 2007. SFAS 155 did not have an effect on the Company’s condensed consolidated financial condition and results of operations upon adoption on January 1, 2007.
Future Adoption of New Accounting Standards
Clarification of the Scope of the Audit and Accounting Guide “Investment Companies” and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies.
In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (“the Guide”). The statement also addresses whether the specialized industry accounting principles of the Guide should be retained by a parent company in consolidation or by an investor that has the ability to exercise significant influence over the investment company and applies the equity method of accounting to its investment in the entity. In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. SOP 07-1 is effective for fiscal years beginning on or after December 15, 2007, with earlier application encouraged. SOP 07-1 is not expected to have a material impact on the Company’s consolidated financial condition and results of operations.
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
The positive (negative) impact on realized gains and losses of the segments for allocated interest rate related realized gains and losses and the allocation of credit risk charges were as follows:

	Three Months ended		Six Months ended
	June 30,		June 30,
	2007	2006	2007	2006

Retail
Realized gains (losses)	$4	$8	$8	$17
Credit risk fees	(6)	(7)	(13)	(13)
Retirement Plans
Realized gains (losses)	2	3	3	5
Credit risk fees	(2)	(2)	(4)	(4)
Institutional
Realized gains (losses)	4	4	9	8
Credit risk fees	(7)	(5)	(15)	(11)
Individual Life
Realized gains (losses)	1	2	1	5
Credit risk fees	(3)	(2)	(5)	(3)
Other
Realized gains (losses)	(11)	(17)	(21)	(35)
Credit risk fees	18	16	37	31

Total	$—	$—	$—	$—

Financial Measures and Other Segment Information
For further discussion of the types of products offered by each segment, see Note 2 of Notes to the Consolidated Financial Statements included in the Company’s 2006 Form 10-K Annual Report.
The measure of profit or loss used by the Company’s management in evaluating performance of its segments is net income.

The following tables represent summarized financial information concerning the Company’s segments.

	Three Months ended June 30,		Six Months ended June 30,
	2007	2006	2007	2006
Revenues

Retail	$734	$671	$1,425	$1,337
Retirement Plans	147	128	287	262
Institutional	542	362	1,057	874
Individual Life	270	255	536	506
Other	(33)	(144)	47	(84)

Total revenues	$1,660	$1,272	$3,352	$2,895

	Three Months ended June 30,		Six Months ended June 30,
	2007	2006	2007	2006

Net Income (Loss)
Retail	$163	$133	$317	$273
Retirement Plans	24	20	46	39
Institutional	26	27	57	47
Individual Life	39	43	82	85
Other	(142)	(130)	(130)	(92)

Total net income	$110	$93	$372	$352

Note 3. Investments and Derivative Instruments

	June 30, 2007				December 31, 2006
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

Bonds and Notes
Asset-backed securities (“ABS”)	$7,644	$25	$(48)	$7,621	$6,373	$38	$(44)	$6,367
Collateralized mortgage obligations (“CMOs”)
Agency backed	791	7	(6)	792	778	8	(5)	781
Non-agency backed	190	—	(1)	189	76	—	—	76
Commercial mortgage-backed securities (“CMBS”)
Agency backed	371	—	(6)	365	405	7	(1)	411
Non-agency backed	10,978	91	(181)	10,888	10,198	139	(67)	10,270
Corporate	21,261	670	(342)	21,589	21,982	911	(206)	22,687
Government/Government agencies
Foreign	457	23	(7)	473	568	44	(4)	608
United States	839	5	(11)	833	542	2	(5)	539
Mortgage-backed securities (“MBS”) Agency backed	2,033	2	(50)	1,985	1,808	6	(31)	1,783
States, municipalities and political subdivisions	1,130	10	(46)	1,094	1,114	23	(15)	1,122
Redeemable preferred stock	3	—	—	3	2	—	—	2
Short-term	587	—	—	587	694	—	—	694

Total fixed maturities	$46,284	$833	$(698)	$46,419	$44,540	$1,178	$(378)	$45,340

As of June 30, 2007 and December 31, 2006, under terms of securities lending programs, the fair value of loaned securities was approximately $2.4 billion and $1.6 billion, respectively, and was included in fixed maturities in the condensed consolidated balance sheets.
Variable Interest Entities
During the three months ended June 30, 2007, the Company invested $97 in two newly established collateralized debt obligations (CDOs) where the Company is not the primary beneficiary and is therefore not required to consolidate these variable interest entities. Hartford Investment Management Company (“HIMCO”), a wholly-owned subsidiary of The Hartford, serves as collateral manager to the CDOs. The Company’s maximum exposure to loss is limited to its direct investment in those structures. Creditors have recourse only to the assets of the CDOs and not to the general credit of the Company. The Company’s maximum exposure to loss from consolidated and non-consolidated CDO VIEs managed by HIMCO was $253 as of June 30, 2007.
Derivative Instruments
The Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards, futures and options to achieve one of four Company-approved objectives: to hedge risk arising from interest rate, equity market, price or currency exchange rate risk or volatility; to manage liquidity; to control transaction costs; or to enter into replication transactions.
On the date the derivative contract is entered into, the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability (“fair-value” hedge), (2) a hedge of the variability of cash flows of a forecasted transaction or of amounts to be received or paid related to a recognized asset or liability (“cash-flow” hedge), (3) a foreign-currency fair-value or cash-flow hedge (“foreign-currency” hedge), (4) a hedge of a net investment in a foreign operation (“net investment” hedge) or (5) held for other investment and risk management purposes, which primarily involve managing asset or liability related risks that do not qualify for hedge accounting.
The Company’s derivative transactions are used in strategies permitted under the derivatives use plans required by the State of Connecticut and the State of New York insurance departments.
For a detailed discussion of the Company’s use of derivative instruments, see Notes 1 and 3 of Notes to Consolidated Financial Statements included in the Company’s 2006 Form 10-K Annual Report.
Derivative instruments are recorded in the condensed consolidated balance sheets at fair value. Asset and liability values are determined by calculating the net position for each derivative counterparty by legal entity and are presented as follows:

	June 30, 2007		December 31, 2006
	Asset Values	Liability Values	Asset Values	Liability Values

Other investments	$270	$—	$272	$—
Reinsurance recoverables	20	—	—	22
Other policyholder funds and benefits payable	79	61	172	1
Other liabilities	—	795	—	590

Total	$369	$856	$444	$613

The following table summarizes the notional amount and fair value of derivatives by hedge designation as of June 30, 2007, and December 31, 2006. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and are not necessarily reflective of credit risk. The fair value amounts of derivative assets and liabilities are presented on a net basis in the following table.

	June 30, 2007		December 31, 2006
	Notional Amount	Fair Value	Notional Amount	Fair Value

Cash-flow hedge	$5,029	$(388)	$5,980	$(337)
Fair-value hedge	4,350	19	3,795	(2)
Other investment and risk management activities	106,981	(118)	80,168	170

Total	$116,360	$(487)	$89,943	$(169)

The increase in notional amount since December 31, 2006, is primarily due to an increase in derivatives associated with the guaranteed minimum withdrawal benefit (“GMWB”) rider as a result of additional product sales as well as the related hedging derivatives. The Company offers certain variable annuity products with a GMWB rider, which is accounted for as an embedded derivative. For further discussion on the GMWB rider, refer to Note 5 of Notes to Condensed Consolidated Financial Statements.
During the three months ended June 30, 2007, the Company entered into a swap contract to hedge certain risk components for the remaining term of a block of non-reinsured GMWB riders. As of June 30, 2007, this swap had a notional value of $9 billion and a market value of $(21). Due to the significance of the non-observable inputs associated with pricing this derivative, the initial difference between the transaction price and modeled value was deferred in accordance with EITF No. 02-3 “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” and included in Other Assets in the Condensed Consolidated Financial Statements. The deferred loss of $32 will be recognized in retained earnings upon adoption of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) or in earnings if the non-observable inputs in the derivative price become observable prior to the adoption of SFAS No. 157.
The decrease in net fair value of derivative instruments since December 31, 2006 was primarily related to decreases in fair value of the embedded GMWB rider derivative and related hedging derivatives, derivatives hedging cash flow variability of floating rate securities, the Japanese fixed annuity hedging instruments, and the internal reinsurance contract associated with GMIB, partially offset by sales of certain foreign currency swaps that were in loss position. The GMWB rider embedded derivative decreased in value primarily due to liability model assumption updates made during the second quarter to reflect newly reliable market inputs for volatility and model refinements. Derivatives hedging changes in cash flow variability of floating rate securities declined in value as a result of an increase in interest rates. The Japanese fixed annuity contract hedging instruments decreased in value primarily due to depreciation of the yen in comparison to the U.S. dollar as well as an increase in Japanese interest rates. The internal reinsurance contract associated with GMIB decreased in value as a result of liability model refinements. For further discussion of the internal reinsurance of the GMIB product, which is accounted for as a free standing derivative, refer to Note 5 and Note 9 of Notes to Condensed Consolidated Financial Statements. The fair value of foreign currency swaps hedging foreign bonds increased primarily as a result of the sale of certain swaps that were in loss positions due to the weakening of the U.S. dollar in comparison to certain foreign currencies.
For the three and six months ended June 30, 2007, after-tax net losses representing the total ineffectiveness of all cash-flow hedges were $(1). For the three and six months ended June 30, 2006, after-tax net losses representing the total ineffectiveness of all cash-flow hedges were $(5) and $(10), respectively. For the three and six months ended June 30, 2007, after-tax net losses representing the total ineffectiveness of all fair-value hedges were $(3). For the three and six months ended June 30, 2006, after-tax net gains representing the total ineffectiveness of all fair-value hedges were less than $1.
The total change in value for derivative-based strategies that do not qualify for hedge accounting treatment (“non-qualifying strategies”), including periodic derivative net coupon settlements, are reported in net realized capital gains (losses). These non-qualifying strategies resulted in after-tax net losses of $(147) and $(166), respectively, for the three and six months ended June 30, 2007. For the three and six months ended June 30, 2007, net losses were primarily comprised of net losses on the GMWB rider embedded derivative due to liability model assumption updates made during the second quarter to reflect newly reliable market inputs for volatility and model refinements, the Japanese fixed annuity hedging instruments due to the yen depreciating against the U.S. dollar as well as an increase in Japanese interest rates, and credit default swaps due to credit spread widening, partially offset by net gains on interest rate derivatives used to manage portfolio duration due to an increase in interest rates. In addition, for the three months ended June 30, 2007, there were net gains associated with the internal reinsurance of GMIB primarily driven by gains due to an increase in interest rates, partially offset by losses due to changes in equity market volatility levels. For the six months ended June 30, 2007, there were net losses associated with the internal reinsurance of GMIB as a result of liability model refinements.
For the three and six months ended June 30, 2006, non-qualifying strategies resulted in after-tax net losses of $(83) and $(95), respectively. For the three months ended June 30, 2006, losses were predominantly comprised of losses on the reinsurance of GMIB, net losses associated with GMWB rider and hedging derivatives primarily driven by modeling refinements, and net losses on non-qualifying currency derivatives primarily due to the weakening of the U.S. dollar compared to other major currencies, partially offset by net gains on the Japanese fixed annuity hedging instruments primarily due to the yen strengthening against the U.S. dollar. For the six months ended June 30, 2006, losses were largely comprised of losses on the reinsurance of GMIB, net losses on GMWB rider and hedging derivatives primarily driven by modeling refinements, losses on non-qualifying interest rate derivatives due to an increase in interest rates, and net losses on the Japanese fixed annuity hedging instruments primarily due to an increase in Japan interest rates.
As of June 30, 2007, the after-tax deferred net (losses) on derivative instruments recorded in accumulated other comprehensive income (“AOCI”) that are expected to be reclassified to earnings during the next twelve months are $(19). This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is twenty-four months. For the three and six months ended June 30, 2007 and 2006, the Company had less than $1 of net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
Note 4. Deferred Policy Acquisition Costs and Present Value of Future Profits
Changes in deferred policy acquisition costs and present value of future profits is as follows:

	2007	2006

Balance, January 1, before cumulative effect of accounting change, pre-tax	$7,334	$7,101
Cumulative effect of accounting change, pre-tax (SOP 05-1) [1]	(20)	—

Balance, January 1, as adjusted	7,314	7,101
Deferred costs	714	666
Amortization — Deferred policy acquisition costs and present value of future profits	(456)	(457)
Adjustments to unrealized gains and losses on securities available-for-sale and other	172	368

Balance, June 30	$7,744	$7,678

[1]	The Company’s cumulative effect of accounting change includes an additional $(1), pre-tax, related to sales inducements
Note 5. Separate Accounts, Death Benefits and Living Benefit Features
The Company records the variable portion of individual variable annuities, 401(k), institutional, 403(b)/457, private placement life and variable life insurance products within separate account assets and liabilities, which are reported at fair value. Separate account assets are segregated from other investments. Investment income and gains and losses from those separate account assets, which accrue directly to, and whereby investment risk is borne by the policyholder, are offset by the related liability changes within the same line item in the statements of income.

The fees earned for administrative and contract holder maintenance services performed for these separate accounts are included in fee income. For the three and six months ended June 30, 2007 and 2006 there were no gains or losses on transfers of assets from the general account to the separate account.
Many of the variable annuity contracts issued by the Company offer various guaranteed minimum death and withdrawal benefits. Guaranteed minimum death benefits are offered in various forms as described in further detail throughout this Note. The Company currently reinsures a significant portion of the death benefit guarantees associated with its in-force block of business. The Company also assumes, through reinsurance, minimum death and income benefits offered by an affiliate. For additional information related to the risk associated with reinsurance of the guaranteed minimum income benefit see Note 9. Changes in the gross guaranteed minimum death benefit (“GMDB”) liability balance sold with annuity products are as follows:

GMDB [1]

Liability balance as of December 31, 2006	$476
Incurred	70
Paid	(44)

Liability balance as of June 30, 2007	$502

[1]	The reinsurance recoverable asset related to the GMDB was $323 as of June 30, 2007.

GMDB [1]

Liability balance as of December 31, 2005	$158
Incurred	62
Paid	(55)

Liability balance as of June 30, 2006	$165

[1]	The reinsurance recoverable asset related to the GMDB was $35 as of June 30, 2006.
The net GMDB liability is established by estimating the expected value of net reinsurance costs and death benefits in excess of the projected account balance. The excess death benefits and net reinsurance costs are recognized ratably over the accumulation period based on total expected assessments. The GMDB liabilities are recorded in reserves for future policy benefits on the Company’s condensed consolidated balance sheets. Changes in the GMDB liability are recorded in benefits, losses and loss adjustment expenses on the Company’s condensed consolidated statements of income. In a manner consistent with the Company’s accounting policy for deferred acquisition costs, the Company regularly evaluates estimates used and adjusts the additional liability balances, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised.
The following table provides details concerning GMDB exposure directly written by the Company:
Breakdown of Variable Annuity Account Value by GMDB Type at June 30, 2007

			Retained Net	Weighted Average
	Account	Net Amount	Amount	Attained Age of
Maximum anniversary value (MAV) [1]	Value	at Risk	at Risk	Annuitant

MAV only	$52,277	$3,183	$289	65
With 5% rollup [2]	3,726	267	54	64
With Earnings Protection Benefit Rider (EPB) [3]	5,784	584	92	62
With 5% rollup & EPB	1,427	168	32	63

Total MAV	63,214	4,202	467
Asset Protection Benefit (APB) [4]	41,570	111	57	62
Lifetime Income Benefit (LIB) [5]	7,371	22	22	61
Reset [6] (5-7 years)	6,690	132	132	66
Return of Premium [7] /Other	10,415	23	23	56

Total	$129,260	$4,490	$701

[1]	MAV: the death benefit is the greatest of current account value, net premiums paid and the highest account value on any anniversary before age 80 (adjusted for withdrawals).

[2]	Rollup: the death benefit is the greatest of the MAV, current account value, net premium paid and premiums (adjusted for withdrawals) accumulated at generally 5% simple interest up to the earlier of age 80 or 100% of adjusted premiums.

[3]	EPB: The death benefit is the greatest of the MAV, current account value, or contract value plus a percentage of the contract’s growth. The contract’s growth is account value less premiums net of withdrawals, subject to a cap of 200% of premiums net of withdrawals.

[4]	APB: the death benefit is the greater of current account value or MAV, not to exceed current account value plus 25% times the greater of net premiums and MAV (each adjusted for premiums in the past 12 months).

[5]	LIB: The death benefit is the greatest of the current account value, net premiums paid, or a benefit amount that ratchets over time, generally based on market performance.

[6]	Reset: the death benefit is the greatest of current account value, net premiums paid and the most recent five to seven year anniversary account value before age 80 (adjusted for withdrawals).

[7]	Return of premium: the death benefit is the greater of current account value and net premiums paid.
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
The GMWB represents an embedded derivative in the variable annuity contracts that is required to be reported separately from the host variable annuity contract. The GMIB reinsurance represents a free-standing derivative. It is carried at fair value and reported in other policyholder funds. The fair value of the GMWB and GMIB obligations are calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. Because of the dynamic and complex nature of these cash flows, best estimate assumptions and stochastic techniques under a variety of market return scenarios are used. Estimating these cash flows involves numerous estimates and subjective judgments including those regarding expected market rates of return, market volatility, correlations of market returns and discount rates. At each valuation date, the Company assumes expected returns based on risk-free rates as represented by the current LIBOR forward curve rates; market volatility assumptions for each underlying index based primarily on a blend of observed market “implied volatility” data; correlations of market returns across underlying indices based on actual observed market returns and relationships over the ten years preceding the valuation date; and current risk-free spot rates as represented by the current LIBOR spot curve to determine the present value of expected future cash flows produced in the stochastic projection process. As markets change, mature and evolve and actual policyholder behavior emerges, management continually evaluates the appropriateness of its assumptions. In addition, management regularly evaluates the valuation model, incorporating emerging valuation techniques where appropriate, including drawing on the expertise of market participants and valuation experts. During the second quarter of 2007, the Company reflected newly reliable market inputs for volatility on S&P 500, NASDAQand EAFE index options. The impact of reflecting the newly reliable market inputs for S&P 500, NASDAQ and EAFE index options resulted in an increase to the GMWB embedded derivative liability of $67, net of reinsurance. The impact to net income including other changes in assumptions and modeling refinements, including those for dynamic lapse behavior and correlations of market returns across underlying indices, and after DAC amortization and taxes was a loss of $37, net of reinsurance. The impact of reflecting the newly reliable market inputs for S&P 500, NASDAQ, EAFE, Nikkei, FTSE, and Eurostoxx 50 index options resulted in a decrease to the GMIB asset of $1. The impact to net income including other changes in assumptions, after taxes, for GMIB, was a loss of $5.
As of June 30, 2007 and December 31, 2006, the embedded derivative (liability) asset recorded for GMWB, before reinsurance or hedging, was ($56) and $53, respectively. For the six months ended June 30, 2007 and June 30, 2006, the change in value of the GMWB, before reinsurance and hedging, reported in realized (losses) gains was ($62) and $95, respectively. For the three months ended June 30, 2007 and June 30, 2006, the change in value of the GMWB, before reinsurance and hedging, reported in realized (losses) gains was ($128) and $11, respectively. There were no benefit payments made for the GMWB during 2007 or 2006.

As of June 30, 2007 and December 31, 2006, $43.9 billion, or 80%, and $37.3 billion, or 77%, respectively, of account value representing substantially all of the contracts written after July 2003 with the GMWB feature, were unreinsured. In order to minimize the volatility associated with the unreinsured GMWB liabilities, the Company has established an risk management strategy. The Company uses derivative instruments to hedge its unreinsured GMWB exposure including interest rate futures, Standard and Poor’s (“S&P”) 500 and NASDAQ index options and futures contracts and Europe, Australasia and Far East (“EAFE”) Index swaps to hedge GMWB exposure to international equity markets. During the second quarter of 2007 as part of the Company’s risk management strategy, the Company purchased a swap contract which hedges certain risks components associated with $9 billion of notional value of the GMWB liability. The total (reinsured and unreinsured) GRB as of June 30, 2007 and December 31, 2006 was $41.6 billion and $37.8 billion, respectively.
A contract is ‘in the money’ if the contract holder’s GRB is greater than the account value. For contracts that were ‘in the money’ the Company’s exposure, as of June 30, 2007 and December 31, 2006, was $10 and $8, respectively. However, the only ways the contract holder can monetize the excess of the GRB over the account value of the contract is upon death or if their account value is reduced to zero through a combination of a series of withdrawals that do not exceed a specific percentage of the premiums paid per year and market declines. If the account value is reduced to zero, the contract holder will receive a period certain annuity equal to the remaining GRB. As the amount of the excess of the GRB over the account value can fluctuate with equity market returns on a daily basis, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than $10.
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
Broker Compensation Litigation —Following the New York Attorney General’s filing of a civil complaint against Marsh & McLennan Companies, Inc., and Marsh, Inc. (collectively, “Marsh”) in October 2004 alleging that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them, private plaintiffs brought several lawsuits against The Hartford predicated on the allegations in the Marsh complaint, to which The Hartford was not party. Among these is a multidistrict litigation in the United States District Court for the District of New Jersey. There are two consolidated amended complaints filed in the multidistrict litigation, one related to conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products.

The Company is named in the group benefits complaint. The complaints assert, on behalf of a putative class of persons who purchased insurance through broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group benefits complaint, claims under ERISA. The claims are predicated upon allegedly undisclosed or otherwise improper payments of contingent commissions to the broker defendants to steer business to the insurance company defendants. In April 2007, the district court granted the defendants’ motions to dismiss the Sherman Act and RICO claims, dismissed the consolidated actions without prejudice, and established a schedule for the plaintiffs to file any amended complaints. The plaintiffs filed their second consolidated amended complaints in May 2007, and the defendants thereafter renewed their motions to dismiss.
Regulatory Developments
On July 23, 2007, The Hartford entered into an agreement (the “Agreement”) with the New York Attorney General’s Office, the Connecticut Attorney General’s Office, and the Illinois Attorney General’s Office to resolve (i) the previously disclosed investigations by these Attorneys General regarding, among other things, The Hartford’s compensation agreements with brokers, alleged participation in arrangements to submit inflated bids, sale of fixed and individual annuities used to fund structured settlements, and marketing and sale of individual and group variable annuity products and (ii) the previously disclosed investigation by the New York Attorney General’s Office of aspects of The Hartford’s variable annuity and mutual fund operations related to market timing. In light of the Agreement, the Staff of the Securities and Exchange Commission has informed The Hartford that it has determined to conclude its previously disclosed investigation into market timing without taking any action. Under the terms of the Agreement, The Hartford will pay $115, of which $84 represents restitution for market timing, $5 represents restitution for issues relating to the compensation of brokers, and $26 is a civil penalty.
Hartford Life recorded charges of $54, after-tax, in the aggregate, none of which was attributed to the Company, through the first quarter of 2007 to establish a reserve for the market timing matters and, based on the settlement discussed above, Hartford Life recorded an additional charge of $21, after-tax, in the second quarter of 2007. In the second quarter of 2007, $75, after-tax, representing all of the charges that had been recorded at Hartford Life was attributed to and recorded at the Company.
Note 7. Stock Compensation Plans
Hartford Life’s employees are included in The Hartford 2005 Incentive Stock Plan and The Hartford Employee Stock Purchase Plan.
The Hartford has two primary stock-based compensation plans. Shares issued in satisfaction of stock-based compensation may be made available from authorized but unissued shares, shares held by The Hartford in treasury or from shares purchased in the open market. The Hartford typically issues new shares in satisfaction of stock-based compensation. The Company was allocated compensation expense of $6 and $14 for the six months ended June 30, 2007 and 2006, respectively. The Company’s income tax benefit recognized for stock-based compensation plans was $2 and $5 for the six months ended June 30, 2007 and 2006, respectively. The Company did not capitalize any cost of stock-based compensation.
Note 8. Debt
Consumer Notes
As of June 30, 2007, and December 31, 2006, $588 and $258 of consumer notes had been issued. As of June 30, 2007, these consumer notes have interest rates ranging from 4.4% to 6.3% for fixed notes and, for variable notes, either consumer price index plus 175 to 267 basis points, indexed to the S&P 500, Dow Jones Industrials or the Nikkei 225. For the three and six months ended June 30, 2007, interest credited to holders of consumer notes was $6 and $11, respectively.

Note 9. Transactions with Affiliates
Transactions of the Company with Hartford Fire Insurance Company, Hartford Holdings and its affiliates relate principally to tax settlements, reinsurance, insurance coverage, rental and service fees, payment of dividends and capital contributions. In addition, an affiliated entity purchased group annuity contracts from the Company to fund structured settlement periodic payment obligations assumed by the affiliated entity as part of claims settlements with property casualty insurance companies and self-insured entities. As of June 30, 2007 and December 31, 2006 the Company had $4.4 billion and $3.8 billion of reserves for claim annuities purchased by affiliated entities. For the six months ended June 30, 2007 and 2006, the Company recorded earned premiums of $265 and $178 for these intercompany claim annuities. For the three months ended June 30, 2007 and 2006, the Company recorded earned premiums of $130 and $70 for these intercompany claim annuities. Substantially all general insurance expenses related to the Company, including rent and employee benefit plan expenses, are initially paid by The Hartford. Direct expenses are allocated to the Company using specific identification, and indirect expenses are allocated using other applicable methods. Indirect expenses include those for corporate areas which, depending on type, are allocated based on either a percentage of direct expenses or on utilization.
Hartford Life sells fixed MVA annuity products to customers in Japan. The yen based MVA product is written by HLIKK, a wholly owned Japanese subsidiary of Hartford Life and subsequently reinsured to the Company. As of June 30, 2007 and December 31, 2006, $1.7 billion of the account value had been assumed by the Company.
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
The initial fair value of the derivative associated with new business will be recorded as an in substance capital contribution or distribution between these related parties. As of June 30, 2007 and December 31, 2006, the fair value of the reinsurance derivative was an asset of $79 and $119, respectively. During the three and six months ended June 30, 2007 the Company recorded a net capital contribution of $7 and $22 and a pre-tax realized gain (loss) of $20 and $(30), representing the change in fair value of the reinsurance derivative. During the three and six months ended June 30, 2006, the Company recorded a net capital contribution of $158 and $157 and a pre-tax realized loss of $105 and $28, representing the change in fair value of the reinsurance derivative.
The contracts underlying the GMIB reinsurance contract are ‘in the money’ if the contract holder’s guaranteed remaining balance (“GRB”) is greater than the account value. For contracts that were ‘in the money’ the Company’s exposure, as of June 30, 2007 and December 31, 2006, was $3 and $0, respectively. However, the only way the contract holder can monetize the excess of the GRB over the account value of the contract is upon annuitization and the amount to be paid by the Company will be in the form of a lump sum, or alternatively, over the annuity period. As the amount of the excess of the GRB over the account value can fluctuate with equity market returns on a daily basis, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more than $3.

The Reinsurance Agreement for GMDB business is accounted for under SOP 03-1 “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts”. As of June 30, 2007 the liability for the assumed reinsurance of the GMDB and the net amount at risk was $4 and $2, respectively. As of December 31, 2006 the liability for the assumed reinsurance of the GMDB and the net amount at risk was immaterial.
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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in millions, unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Hartford Life Insurance Company and its subsidiaries (“Hartford Life Insurance Company”, “Life” or the “Company”) as of June 30, 2007, compared with December 31, 2006, and its results of operations for the three and six months ended June 30, 2007 compared to the comparable period in 2006. This discussion should be read in conjunction with the MD&A in Hartford Life Insurance Company’s 2006 Form 10-K Annual Report. Certain reclassifications have been made to prior year financial information to conform to the current year presentation.
Certain of the statements contained herein are forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company’s control and have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in Part I, Item 1A, Risk Factors as described in the Company’s 2006 Form 10-K Annual Report. These factors include: the possible occurrence of terrorist attacks; the response of reinsurance companies under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect the Company against losses; changes in the stock markets, interest rates or other financial markets, including the potential effect on the Company’s statutory capital levels; the inability to effectively mitigate the impact of equity market volatility on the Company’s financial position and results of operations arising from obligations under annuity product guarantees; the Company’s potential exposure arising out of regulatory proceedings or private claims relating to incentive compensation or payments made to brokers or other producers and alleged anti-competitive conduct; the uncertain effect on the Company of regulatory and market-driven changes in practices relating to the payment of incentive compensation to brokers and other producers, including changes that have been announced and those which may occur in the future; the incidence and severity of catastrophes, both natural and man-made; stronger than anticipated competitive activity; unfavorable judicial or legislative developments; the potential effect of domestic and foreign regulatory developments, including those which could increase the Company’s business costs and required capital levels; the possibility of general economic and business conditions that are less favorable than anticipated; the Company’s ability to distribute its products through distribution channels, both current and future; a downgrade in the Company’s financial strength or credit ratings; the ability of the Company’s subsidiaries to pay dividends to the Company; the ability to recover the Company’s systems and information in the event of a disaster or other unanticipated event; potential for difficulties arising from outsourcing relationships; potential changes in Federal or State tax laws; and other factors described in such forward-looking statements.

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
The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: estimated gross profits used in the valuation and amortization of assets and liabilities associated with variable annuity and other universal life-type contracts; the evaluation of other-than-temporary impairments on investments in available-for-sale securities; living benefits required to be fair valued; and contingencies relating to corporate litigation and regulatory matters. In developing these estimates management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements. For discussion of the critical accounting estimates not discussed below, see MD&A in the Company’s 2006 Form 10-K Annual Report.
Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts
Accounting Policy and Assumptions
The deferred policy acquisition costs asset and present value of future profits (“PVFP”) intangible asset (hereafter, referred to collectively as “DAC”) related to investment contracts and universal life-type contracts (including variable annuities) are amortized over the estimated life of the contracts acquired using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of estimated gross profits (“EGPs”). EGPs are also used to amortize other assets and liabilities on the Company’s balance sheet, such as sales inducement assets and unearned revenue reserves (“URR”). Components of EGPs are used to determine reserves for guaranteed minimum death and income benefits. At June 30, 2007 and December 31, 2006, the carrying value of the Company’s DAC asset was $7.7 billion and $7.3 billion, respectively. At June 30, 2007 the sales inducement, unearned revenue reserves, and SOP 03-1 balances were $417, $872 and $502, respectively. At December 31, 2006 the sales inducement, unearned revenue reserves and SOP 03-1 balances were $390, $751 and $476, respectively. For most contracts, the Company evaluates EGPs over a 20 year horizon as estimated profits emerging subsequent to year 20 are immaterial. The Company uses other amortization bases for amortizing DAC, such as gross costs (net of reinsurance), as a replacement for EGPs when EGPs are expected to be negative for multiple years of the contract’s life. Actual gross profits, in a given reporting period, that vary from management’s initial estimates result in increases or decreases in the rate of amortization, commonly referred to as a “true-up”, which are recorded in the current period. The true-up recorded for the three and six months ended June 30, 2007 was a decrease to amortization of $8 and $6, respectively. The true-up recorded for the three and six months ended June 30, 2006 was an increase to amortization of $21 and $33, respectively.
Each year, the Company develops future EGPs for the products sold during that year. The EGPs for products sold in a particular year are aggregated into cohorts. Future gross profits are projected for the estimated lives of the contracts, and are, to a large extent, a function of future account value projections for individual variable annuity products and to a lesser extent for variable universal life products. The projection of future account values requires the use of certain assumptions. The assumptions considered to be important in the projection of future account value, and hence the EGPs, include separate account fund performance, which is impacted by separate account fund mix, less fees assessed against the contract holder’s account balance, surrender and lapse rates, interest margin, and mortality. The assumptions are developed as part of an annual process and are dependent upon the Company’s current best estimates of future events. The Company’s current separate account return assumption is approximately 8.0% (after fund fees, but before mortality and expense charges) for products, but varies from product to product.
Estimating future gross profits is a complex process requiring considerable judgment and the forecasting of events well into the future. The estimation process, the underlying assumptions and the resulting EGPs, are evaluated regularly.
During the fourth quarter of 2006, the Company refined its estimation process for gross profits and completed a comprehensive study of the underlying assumptions. The Company plans to complete a comprehensive assumption study and refine its estimate of future gross profits in the third quarter of 2007 and at least annually thereafter.
Upon completion of an assumption study, the Company revises its assumptions to reflect its current best estimate, thereby changing its estimate of projected account values and the related EGPs in the DAC, sales inducement and unearned revenue reserve amortization models as well as the guaranteed minimum death benefit reserving models. The DAC asset, as well as the sales inducement asset, unearned revenue reserves and guaranteed minimum death benefit reserves are adjusted with an offsetting benefit or charge to income to reflect such changes in the period of the revision, a process known as “unlocking”. An unlock that results in an after-tax benefit generally occurs as a result of actual experience or future expectations being favorable compared to previous estimates of account value growth and EGPs. An unlock that results in an after-tax charge generally occurs as a result of actual experience or future expectations being unfavorable compared to previous estimates of account value growth and EGPs.
In addition to when a comprehensive assumption study is completed, revisions to best estimate assumptions used to estimate future gross profits are necessary when the EGPs in the Company’s models fall outside of an independently determined reasonable range of EGPs. The Company performs a quantitative process each quarter to determine the reasonable range of EGPs. This process involves the use of internally developed models, which run a large number of stochastically determined scenarios of separate account fund performance. Incorporated in each scenario are assumptions with respect to lapse rates, mortality, and expenses, based on the Company’s most recent assumption study. These scenarios are run for the Company’s individual variable annuity businesses and for the Company’s individual variable universal life business and are used to calculate statistically significant ranges of reasonable EGPs. The statistical ranges produced from the stochastic scenarios are compared to the present value of EGPs used in the Company’s models. If EGPs used in the Company’s models fall outside of the statistical ranges of reasonable EGPs, an “unlock” would be necessary. If EGP’s used in the Company’s models fall inside of the statistical ranges of reasonable EGP’s the Company will not solely rely on the results of the quantitative analysis to determine the necessity of an unlock. In addition, the Company considers, on a quarterly basis, other qualitative factors such as market, product, regulatory and policyholder behavior trends and may also revise EGPs if those trends are expected to be significant and were not or could not be included in the statistically significant ranges of reasonable EGP’s.

Sensitivity Analysis
The Company performs sensitivity analyses with respect to the effect certain assumptions have on EGPs and the related DAC, sales inducement, unearned revenue reserve and guaranteed minimum death benefit reserve balances. Each of the sensitivities illustrated below are estimated individually, without consideration for any correlation among the key assumptions. Therefore, it would be inappropriate to take each of the sensitivity amounts below and add them together in an attempt to estimate volatility for the respective EGP-related balances in total. The following tables depict the estimated sensitivities for variable annuities:
Variable Annuities

Effect on
EGP-related
balances if
(Increasing separate account returns and decreasing lapse rates generally	unlocked
result in benefits. Decreasing separate account returns and increasing lapse	(after-tax) [1] [3]
rates generally result in charges.)	[5]

If actual separate account returns were 1% above or below our aggregated estimated return	$25 - $35 [4]

If actual lapse rates were 1% above or below our estimated aggregate lapse rate	$20 - $30[2]

If we changed our future separate account return rate by 1% from our aggregated estimated future return	$80 - $100

If we changed our future lapse rate by 1% from our estimated aggregate future lapse rate	$60 - $80[2][6]

[1]	These sensitivities are reflective of the results of our 2006 assumption studies. The Company’s EGP models assume that separate account returns are earned linearly and that lapses occur linearly (except for certain dynamic lapse features) throughout the year. Similarly, the sensitivities assume that differential separate account and lapse rates are linear and parallel and persist for one year from the date of our 2006 assumption study, which was completed in October 1, 2006. These sensitivities are not perfectly linear nor perfectly symmetrical for increases and decreases and are most accurate for small changes in assumptions. As such, extrapolating results over a wide range will decrease the accuracy of the sensitivities’ predictive ability. Sensitivity results are, in part, based on the current “in-the-moneyness” of various guarantees offered with the products. Future market conditions could significantly change the sensitivity results.

[2]	Sensitivity around lapses assumes lapses increase or decrease consistently across all cohort years and products. Actual lapses for variable annuities for the period from October 1, 2006 to June 30, 2007 have not been significantly different from our estimated aggregate lapse rate for the same period.

[3]	These sensitivities exclude the impact of a DAC unlock in Life Other that will be predominantly driven by estimates of future realized gains and losses on GMWB.

[4]	The overall actual return generated by the variable annuity separate accounts is dependent on several factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds as well as equity sector weightings. As a result of the large proportion of separate account assets invested in equity markets, the Company’s overall separate account fund performance has been reasonably correlated to the overall performance of the S&P 500 Index (which closed at 1,503 on June 29, 2007 a 12.5% increase from the October 1, 2006 close of 1,336), although no assurance can be provided that this correlation will continue in the future. The actual separate account return, for variable annuities during the period from October 1, 2006 to June 30, 2007 was 12.8%. For the nine months ended June 30, 2007, since our last assumption study, this separate account return was 6.8% above our aggregated estimated return for the same period.

[5]	In addition to the impact of the sensitivities above, during the third quarter of 2007, the Company expects to estimate gross profits using the mean of EGPs derived from a set of stochastic scenarios that have been calibrated to our estimated separate account return as compared to a single deterministic estimation. The estimated impact of this change in estimation could be a benefit $10 to $20, after-tax for variable annuities.

[6]	As part of its continual enhancement to its assumption setting processes and in connection with its on-going assumption study, to be completed in the third quarter of 2007, the Company is considering the inclusion of dynamic lapse behavior assumptions. As a result of the on-going nature of the Company’s assumption study, at this time the Company is not able to quantify the impact of this assumption change. Due to the sensitivity of the unlock to changes in future lapse rates and the nature of the assumption change, the impact could be significant and is likely to be a benefit.

An “unlock” only revises EGPs to reflect current best estimate assumptions. The Company must also test the aggregate recoverability of the DAC and sales inducement assets by comparing the amounts deferred to the present value of total EGPs. In addition, the Company routinely stress tests its DAC and sales inducement assets for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced a significant sell-off, as the majority of policyholders’ funds in the separate accounts is invested in the equity market. As of June 30, 2007, the Company believed individual annuity separate account assets could fall, through a combination of negative market returns, lapses and mortality, by at least 60%, before portions of its DAC and sales inducement assets would be unrecoverable.
Living Benefits Required to be Fair Valued
The Company offers certain variable annuity products with a guaranteed minimum withdrawal benefit (“GMWB”) rider. The Company has also assumed, through reinsurance, guaranteed minimum income benefits from HLIKK (“GMIB”). The fair value of the GMWB and GMIB is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. Because of the dynamic and complex nature of these cash flows, best estimate assumptions and stochastic techniques under a variety of market return scenarios are used. Estimating these cash flows involves numerous estimates and subjective judgments including those regarding expected market rates of return, market volatility, correlations of market returns and discount rates. At each valuation date, the Company assumes expected returns based on risk-free rates as represented by the current LIBOR forward curve rates; market volatility assumptions for each underlying index based primarily on a blend of observed market “implied volatility” data; correlations of market returns across underlying indices based on actual observed market returns and relationships over the ten years preceding the valuation date; and current risk-free spot rates as represented by the current LIBOR spot curve to determine the present value of expected future cash flows produced in the stochastic projection process. Changes in capital market assumptions can significantly change the value of the GMWB and GMIB. For example, independent future decreases in equity market returns, future decreases in interest rates and future increases in equity index volatility will all have the effect of decreasing the value of the GMWB or GMIB as of June 30, 2007 resulting in a realized loss in net income. Furthermore, changes in policyholder behavior can also significantly change the value of the GMWB and GMIB. For example, independent future increases in fund mix towards equity based funds vs. bond funds, future increases in withdrawals, future increasing mortality, future increasing usage of the step-up feature and decreases in lapses will all have the effect of decreasing the value of the GMWB or GMIB, as applicable. as of June 30, 2007 resulting in a realized loss in net income. Independent changes in any one of these assumptions moving in the opposite direction will have the effect of increasing the value of the GMWB or GMIB as of June 30, 2007 resulting in a realized gain in net income. As markets change, mature and evolve and actual policyholder behavior emerges, management continually evaluates the appropriateness of its assumptions. In addition, management regularly evaluates the valuation model, incorporating emerging valuation techniques where appropriate, including drawing on the expertise of market participants and valuation experts. During the second quarter of 2007, the Company reflected a newly reliable market inputs for volatility on Standard and Poor’s (“S&P”) 500, National Association of Securities Dealers Automated Quotations (NASDAQ) and Europe, Australasia and Far East (EAFE) index options. The impact of reflecting the newly reliable market inputs for S&P 500, NASDAQ and EAFE index options resulted in an increase to the GMWB embedded derivative liability of $67, net of reinsurance. The impact to net income including other changes in assumptions and modeling refinements, including those for dynamic lapse behavior and correlations of market returns across underlying indices, after DAC amortization and taxes, for GMWB, was a loss of $37, net of reinsurance. The impact of reflecting the newly reliable market inputs for S&P 500, NASDAQ, EAFE, Nikkei, FTSE, and Eurostoxx 50 index options resulted in a decrease to the GMIB asset of $1. The impact to net income including other changes in assumptions, after taxes, for GMIB, was a loss of $5. Upon adoption of Statement of Financial Accounting Standard No. 157, “Fair Value Measurements”, (SFAS 157) the Company will revise many of the assumptions used to value GMWB. See Note 1 of the Notes to the Financial Statements included in Hartford Life Insurance Company’s 2006 10-K Annual Report for a further discussion of SFAS 157.
The following provides a summary of the significant factors used by management to assess the performance of the business.

Performance Measures
Fee Income
Fee income is largely driven from amounts collected as a result of contractually defined percentages of assets under management on investment type contracts. These fees are generally collected on a daily basis. For individual life insurance products, fees are contractually defined as percentages based on levels of insurance, age, premiums and deposits collected and contract holder value. Life insurance fees are generally collected on a monthly basis. Therefore, the growth in assets under management either through positive net flows or net sales, or favorable equity market performance will have a favorable impact on fee income. Conversely, either negative net flows or net sales, or unfavorable equity market performance will reduce fee income generated from investment type contracts.

	As of and For the		As of and For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Product/Key Indicator Information	2007	2006	2007	2006

Individual Variable Annuities
Account value, beginning of period	$115,330	$108,695	$114,365	$105,314
Net flows	(419)	(638)	(1,002)	(1,466)
Change in market value and other	6,618	(1,833)	8,166	2,376

Account value, end of period	$121,529	$106,224	$121,529	$106,224

Retirement Plans
Account value, beginning of period	$24,732	$20,465	$23,575	$19,317
Net flows	300	541	1,077	1,395
Change in market value and other	1,223	(266)	1,603	28

Account value, end of period	$26,255	$20,740	$26,255	$20,740

Individual Life Insurance
Variable universal life account value, end of period	$7,206	$6,053	$7,206	$6,053
Total life insurance in-force	167,732	151,955	167,732	151,955

S&P 500 Index
Period end closing value	1,503	1,270	1,503	1,270
Daily average value	1,497	1,281	1,461	1,282

•	Increases in variable annuity account values as of June 30, 2007 can primarily be attributed to market growth over the past four quarters.

•	Retirement Plans account values increased due to positive net flows and market appreciation over the past four quarters.

•	Individual Life variable universal life account values increased primarily due to market appreciation and positive net flows. Life insurance in-force increased from the prior periods due to business growth.
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

	Three months Ended June 30,		Six months Ended June 30,
Net Investment Income	2007	2006	2007	2006

Retail	$203	$213	$403	$429
Retirement Plans	90	80	178	160
Institutional	304	244	591	465
Individual Life	83	72	163	143
Other	89	67	167	135

Total net investment income	$769	$676	$1,502	$1,332

Interest Credited on General Account Assets

Retail	$149	$160	$303	$323
Retirement Plans	56	52	112	102
Institutional	172	129	327	245
Individual Life	56	50	113	104
Other	112	29	138	60

Total interest credited on general account assets	$545	$420	$993	$834

•	Net investment income and interest credited on general account assets in Retail declined for the three and six months ended June 30, 2007 due to transfers within variable annuity products from the general account option to separate account funds as well as, lower assets under management from surrenders of market value adjusted (“MVA”) fixed annuity products at the end of their guarantee period.

•	Net investment income in Institutional is comprised of net investment income from investment contracts (contracts without mortality risk), and net investment income from limited pay contracts (contracts with mortality risk). Interest credited in Institutional is comprised of interest credited only on investment contracts. Net investment income and interest credited on investment contracts in Institutional increased for the three and six months ended June 30, 2007 as a result of the Company’s funding agreement backed Investor Notes program.

•	Interest credited on general account assets increased $55, after tax for the three and six months ended June 30, 2007, as a result of the Company recording a reserve during the second quarter of 2007 for regulatory matters.
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

	Three months ended June 30,				Six months ended June 30,
Retail	2007		2006		2007		2006

General insurance expense ratio (individual annuity)	18.7	bps	17.7	bps	17.4	bps	16.7	bps
DAC amortization ratio (individual annuity)	49.2%		56.1%		50.1%		54.9%
Insurance expenses, net of deferrals	$157		$126		$293		$237

Individual Life

Death benefits	$67		$55		$130		$117

Insurance expenses, net of deferrals	$48		$46		$94		$86
Three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006
•	Retail’s insurance expenses, net of deferrals, increased due to increasing trail commissions on growing variable annuity assets.

•	Retail general insurance expense ratio increased due to investments in service technology.

•	Individual Life death benefits increased for the three and six months ended June 30, 2007 primarily due to a larger insurance in-force and also reflect unfavorable mortality volatility in the second quarter of 2007.

•	The ratio of individual annuity DAC amortization over income before taxes and DAC amortization declined for the three and six months ended June 30, 2007 as a result of the DAC unlock in the fourth quarter of 2006 reducing future amortization expense for the block of business covered by the unlock.
Profitability
Management evaluates the rates of return various businesses can provide as an input in determining where additional capital should be invested to increase net income and shareholder returns.

	Three months ended				Six months ended
	June 30,				June 30,
Ratios	2007		2006		2007		2006

Retail

Individual annuity return on assets (“ROA”)	51.1	bps	46.0	bps	49.7	bps	47.5	bps

Individual Life

After-tax margin	14.4%		16.9%		15.3%		16.8%

•	Individual annuity’s ROA increased due to the decline in the DAC amortization rate discussed above.

•	Individual Life’s after-tax margin decreased for the three and six months ended June 30, 2007 due primarily to favorable net DAC amortization revisions in the three and six months ended June 30, 2006 and unfavorable mortality volatility in the second quarter of 2007 compared to the second quarter of 2006.

CONSOLIDATED RESULTS OF OPERATIONS
Operating Summary

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Fee income and other	$873	$757	$1,715	$1,494
Earned premiums	211	84	360	358
Net investment income	769	676	1,502	1,332
Net realized capital gains (losses)	(193)	(245)	(225)	(289)

Total revenues	1,660	1,272	3,352	2,895
Benefits, losses and loss adjustment expenses	1,034	728	1,874	1,625
Insurance operating costs and other expenses	308	241	581	402
Amortization of deferred policy acquisition costs and present value of future profits	209	229	456	457

Total benefits, losses and expenses	1,551	1,198	2,911	2,484

Income before income taxes	109	74	441	411
Income tax expense (benefit)	(1)	(19)	69	59

Net Income	$110	$93	372	$352

Three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006
The increase in Life’s net income was due to the following:
•	Net income in Retail increased 23% and 16% for the three and six months ended June 30, 2007, respectively, principally driven by higher fee income from growth in the variable annuity business as a result of higher assets under management as compared to the prior year period partially offset by increased asset based commissions.

•	Retirement Plans net income increased 20% and 18% for the three and six months ended June 30, 2007, respectively, primarily driven by 401(k) fees attributable to growth in assets under management and increased partnership income, partially offset by increased trail commissions.

•	Institutional earnings declined slightly for the three months ended June 30, 2007 but increased by 21% for the six months ended June 30, 2007, driven by partnership income and the release of certain premium tax accruals in the first quarter of 2007.
Partially offsetting the increase in net income were the following:
•	Individual Life net income decreased 9% and 4% for the three and six months ended June 30, 2007, respectively, primarily driven by favorable net DAC amortization revisions recorded in the first and second quarters of 2006, unfavorable mortality volatility in the second quarter of 2007 as compared to the corresponding 2006 period, and offset partially by growth in life insurance in-force.

•	The Company recorded a reserve for regulatory matters of $75, after tax, in Other during the three months ended June 30, 2007.

•	During the first quarter of 2006, the Company achieved favorable settlements in several cases brought against the Company by policyholders regarding their purchase of broad-based leveraged corporate owned life insurance (“leveraged COLI”) policies in the early to mid-1990s and therefore, released a reserve for these matters of $34, after-tax.

Net realized capital losses were lower for the three months and six months ended June 30, 2007 compared to the respective prior year periods. The primary components that drove the change for the three months ended June 30, 2007 were net gains related to GMIB reinsurance, net gains on sales and impairments, offset by the net losses on GMWB derivatives. The components that drove the change for the six months ended June 30, 2007 were the net gains on sales, net losses associated with Japanese fixed annuity contract hedges, and impairments, offset by the net losses on GMWB derivatives. The circumstances giving rise to these changes are as follows:
•	The net gains on fixed maturity sales for the three and six months ended June 30, 2007 were primarily the result of tighter credit spreads on certain issuers since the date of security purchase. For further discussion of gross gains and losses, see below.

•	The lower net losses associated with the Japanese fixed annuity contract hedges for the six months ended June 30, 2007 resulted from a less significant increase in Japanese interest rates compared to the respective prior year period.

•	The net gains related to GMIB for the three months ended June 30, 2007 were primarily driven by gains due to an increase in interest rates, partially offset by losses due to changes in equity market volatility levels. The net losses for the six months ended June 30, 2007 related to GMIB reinsurance were primarily driven by liability model refinements. The net losses in 2006 were driven by unfavorable performance of the underlying investments supporting the variable annuity business sold in Japan.

•	See the Other-Than-Temporary Impairments section that follows for information on impairment losses.

•	The net losses on GMWB derivatives for the three and six months ended June 30, 2007 were primarily the result of liability model assumption updates and model refinements. Liability model assumption updates were made during the second quarter to reflect newly reliable market inputs for volatility.
Income Taxes
The effective tax rate for the three months ended June 30, 2007 and 2006 was (1%) and (26%), respectively. The effective tax rate for the six months ended June 30, 2007 and 2006 was 16% and 14%, respectively. The principal cause of the difference between the effective tax rate and the U.S statutory rate of 35% for 2007 and 2006 was the separate account dividends received deduction (“DRD”).
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
A description of each segment as well as an analysis of the operating results summarized above is included on the following pages.

RETAIL
Operating Summary

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Fee income and other	$547	$476	$1,061	$940
Earned premiums	(14)	(18)	(35)	(35)
Net investment income	203	213	403	429
Net realized capital gains (losses)	(2)	—	(4)	3

Total revenues	734	671	1,425	1,337
Benefits, losses and loss adjustment expenses	202	207	398	414
Insurance operating costs and other expenses	157	126	293	237
Amortization of deferred policy acquisition costs and present value of future profits	186	192	369	379

Total benefits, losses and expenses	545	525	1,060	1,030

Income before income taxes	189	146	365	307
Income tax expense	26	13	48	34

Net Income	$163	$133	$317	$273

Account Values			2007	2006

Individual variable annuity account values			$121,529	$106,224
Individual fixed annuity and other account values [1]			9,891	10,047

Total Account Values			$131,420	$116,271

[1]	Includes policyholders’ balances for investment contracts and reserve for future policy benefits for insurance contracts.
Three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006
Net income in Retail increased for the three and six months ended June 30, 2007, principally driven by higher fee income growth in the variable annuity business as a result of higher assets under management as compared to the prior year period, partially offset by increased asset based commissions. A more expanded discussion of earnings growth is presented below:
•	The increase in fee income in the variable annuity business for the three and six months ended June 30, 2007, occurred primarily as a result of growth in average account values. The year-over-year increase in average account values can be attributed to market appreciation of $18 billion over the past four quarters. Variable annuities had net outflows of $2.7 billion over the past four quarters. Net outflows for the past four quarters were driven by surrender activity due to increased sales competition, particularly as it relates to guaranteed living benefits.

•	Net investment income has declined for the three and six months ended June 30, 2007 due to a decrease in the account values in the fixed option of variable annuities. The decrease in these account values can be attributed to a combination of transfers into separate accounts and surrender activity. Over the same period, there is a corresponding decrease in benefits, losses and loss adjustment expenses due to a decline in interest credited on these account values.

•	Throughout Retail, insurance operating costs and other expenses increased. Variable annuity asset based commissions increased for the three and six months ended June 30, 2007 due to a 14% growth in assets under management over the past year, as well as an increase in the number of contracts reaching anniversaries when trail commission payments begin.

•	Individual annuity’s DAC amortization rate as a percentage of pre-tax, pre-amortization profits has declined slightly for the three and six months ended June 30, 2007, as a result of the DAC unlock that occurred in the fourth quarter of 2006.

RETIREMENT PLANS
Operating Summary

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Fee income and other	$56	$45	$107	$85
Earned premiums	1	2	3	16
Net investment income	90	80	178	160
Net realized capital (losses) gains	—	1	(1)	1

Total revenues	147	128	287	262
Benefits, losses and loss adjustment expenses	62	59	124	128
Insurance operating costs and other expenses	44	35	84	66
Amortization of deferred policy acquisition costs and present value of future profits	8	8	17	16

Total benefits, losses and expenses	114	102	225	210
Income before income tax expense	33	26	62	52
Income tax expense	9	6	16	13

Net Income	$24	$20	46	$39

Account Values			2007	2006

403(b)/457 account values			$12,197	$10,458
401(k) account values			14,058	10,282

Total account values			$26,255	$20,740

Three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006
Net income in Retirement Plans increased for the three and six months ended June 30, 2007 driven by higher earnings across its businesses. A more expanded discussion of earnings growth is presented below:
•	Fee income for 401(k) increased $11 or 32%, and $20 or 31%, for the three and six months ended June 30, 2007, respectively, due to an increase in average account values. This growth is primarily driven by positive net flows of $2.0 billion over the past four quarters resulting from strong sales and increased ongoing deposits. Market appreciation contributed an additional $1.8 billion to assets under management over the past year.

•	General account spread increased $5 and $8, respectively, for the three and six months ended June 30, 2007, for 403(b)/457 business due to growth in general account assets along with an increase in partnership income.

•	Benefits, losses and loss adjustment expenses and earned premiums decreased for the six months ended June 30, 2007 due to a large case annuitization in the 401(k) business of $12 which occurred in the first quarter of 2006.

•	Insurance operating costs and other expenses increased for the three and six months ended June 30, 2007, primarily attributable to greater assets under management resulting in higher trail commissions. Also contributing to higher insurance operating costs for the three and six months ended June 30, 2007 were higher service and technology costs.

INSTITUTIONAL
Operating Summary

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Fee income and other	$50	$27	$110	$53
Earned premiums	191	92	362	359
Net investment income	304	244	591	465
Net realized capital (losses) gains	(3)	(1)	(6)	(3)

Total revenues	542	362	1,057	874
Benefits, losses and loss adjustment expenses	473	296	889	756
Insurance operating costs and other expenses	29	19	67	33
Amortization of deferred policy acquisition costs and present value of future profits	2	7	17	16

Total benefits, losses and expenses	504	322	973	805

Income before income taxes	38	40	84	69
Income tax expense	12	13	27	22

Net Income	$26	$27	$57	$47

Account Value			2007	2006

Institutional Investment Product account values [1]			$23,850	$19,448
Private Placement Life Insurance account values			29,053	24,629

Total Account Values			$52,903	$44,077

[1]	Institutional investment product account values include transfers from Retirement of $413 during the six months ended June 30, 2006.
Three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006
Net income in Institutional increased for the six months ended June 30, 2007, and was slightly down for the three months ended June 30, 2007. For the six months ended June 30, 2007 higher earnings were driven by both institutional investment products (“IIP”) and private-placement life insurance (“PPLI”). A more expanded discussion of earnings growth is presented below:
•	Fee income increased for the three months and six months ended June 30, 2007 primarily driven by PPLI’s higher assets under management due to net flows and change in market appreciation of $2.8 billion and $1.8 billion, respectively, over the past four quarters. In addition, PPLI collects front end loads, recorded in fee income, to subsidize premium tax payments. Premium taxes are recorded as an expense in insurance operating costs and other expenses. During the six months ended June 30, 2007, PPLI had deposits of $2.2 billion, which resulted in an increase in fee income of $45, offset by a corresponding increase in insurance operating costs and other expenses. In addition, PPLI’s net income increased for the six months ended June 30, 2007 primarily due to a one time adjustment of $4, after tax, consisting mainly of a true-up of premium tax accruals in the first quarter of 2007.

•	For the three months ended June 30, 2007, earned premiums increased as a result of increased structured settlement life contingent sales. This increase in earned premiums was offset by a corresponding increase in benefits, losses and loss adjustment expenses.

•	General account spread is the main driver of net income for IIP. An increase in spread income for the three and six months ended June 30, 2007 was driven by higher assets under management in IIP resulting from positive net flows of $2.4 billion during the past four quarters. Net flows for IIP were favorable primarily as a result of the Company’s funding agreement backed Investor Notes program. Investor Notes deposits for the four quarters ended June 30, 2007 were $2.6 billion. General account spread also increased for the three and six months ended June 30, 2007 due to improved returns on certain high risk portions of IIP’s investment portfolio. For the three months ended June 30, 2007 and 2006, income related to partnership investments was $10 and $6, after-tax, respectively. For the six months ended June 30, 2007 and 2006, income related to partnership investments was $18 and $7 after-tax, respectively.

•	For the three and six months ended June 30, 2007, IIP experienced mortality losses of $2 and $1, after tax, respectively. For the comparable three and six months in 2006, IIP experienced mortality gains of $2 and $3, after tax, respectively.

INDIVIDUAL LIFE
Operating Summary

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Fee income and other	$202	$193	$403	$382
Earned premiums	(13)	(11)	(26)	(21)
Net investment income	83	72	163	143
Net realized capital gains (losses)	(2)	1	(4)	2

Total revenues	270	255	536	506
Benefits, losses and loss adjustment expenses	125	108	248	226
Insurance operating costs and other expenses	48	46	94	86
Amortization of deferred policy acquisition costs and present value of future profits	40	38	74	68

Total benefits, losses and expenses	213	192	416	380

Income before income taxes	57	63	120	126
Income tax expense	18	20	38	41

Net income	$39	$43	$82	$85

Account values			2007	2006

Variable universal life			7,206	$6,053

Total account values			11,627	$10,118

Three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006
Net income decreased for the three and six months ended June 30, 2007. The three and six months ended June 30, 2006 included favorable net DAC amortization revisions of $3 and $7, after-tax. The following other factors contributed to the changes in earnings:
•	Fee income and other increased for the three and six months ended June 30, 2007 primarily due to growth in the variable and universal life insurance in-force.

•	Net investment income increased for the three and six months ended June 30, 2007 as a result of the growth in account values.

•	Benefits, losses and loss adjustment expenses increased consistent with the growth in life insurance in-force for the six months ended June 30, 2007. The three months ended June 30, 2007 reflects unfavorable mortality volatility compared to the corresponding 2006 period.

•	Insurance operating costs and other expenses increased consistently with in-force growth.

OTHER
Operating Summary

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Fee income and other	$18	16	34	34
Earned premiums	46	19	56	39
Net investment income	89	67	167	135
Net realized capital gains (losses)	(186)	(246)	(210)	(292)

Total revenues	(33)	(144)	47	(84)

Benefits, losses and loss adjustment expenses	172	58	215	101
Insurance operating costs and other expenses	30	15	43	(20)
Amortization of deferred policy acquisition costs and present value of future profits	(27)	(16)	(21)	(22)

Total benefits, losses and expenses	175	57	237	59

Income before income taxes (benefit)	(208)	(201)	(190)	(143)
Income tax expense (benefit)	(66)	(71)	(60)	(51)

Net income (Loss)	$(142)	(130)	(130)	(92)

Three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006
Net realized capital losses were lower for the three months and six months ended June 30, 2007 compared to the respective prior year periods. The primary components that drove the change for the three months ended June 30, 2007 were net gains related to GMIB reinsurance, net gains on sales and impairments, offset by the net losses on GMWB derivatives. The components that drove the change for the six months ended June 30, 2007 were the net gains on sales, net losses associated with Japanese fixed annuity contract hedges, and impairments, partially, offset by the net losses on GMWB derivatives. The circumstances giving rise to these changes are as follows:
•	The net gains on fixed maturity sales for the three and six months ended June 30, 2007 were primarily the result of tighter credit spreads on certain issuers since the date of security purchase. For further discussion of gross gains and losses, see below.

•	The lower net losses associated with the Japanese fixed annuity contract hedges for the six months ended June 30, 2007 resulted from a less significant increase in Japanese interest rates compared to the respective prior year period.

•	The net gains related to GMIB for the three months ended June 30, 2007 were primarily driven by gains due to an increase in interest rates, partially offset by losses due to changes in equity market volatility levels. The net losses for the six months ended June 30, 2007 related to GMIB reinsurance were primarily driven by liability model refinements. The net losses in 2006 were driven by unfavorable performance of the underlying investments supporting the variable annuity business sold in Japan.

•	See the Other-Than-Temporary Impairments section that follows for information on impairment losses.

•	The net losses on GMWB derivatives for the three and six months ended June 30, 2007 were primarily the result of liability model assumption updates and model refinements. Liability model assumption updates were made during the second quarter to reflect newly reliable market inputs for volatility.
     Partially offsetting these increases:
•	During the first quarter of 2006, the Company achieved favorable settlements in several cases brought against the Company by policyholders regarding their purchase of broad-based leveraged corporate owned life insurance (“leveraged COLI”) policies in the early to mid-1990s. The Company ceased offering this product in 1996. Based on the favorable outcome of these cases, together with the Company’s current assessment of the few remaining leveraged COLI cases, the Company reduced its estimate of the ultimate cost of these cases as of during 2006. This reserve reduction, recorded in insurance operating costs and other expenses, resulted in an after-tax benefit of $34.

•	Benefits, losses and loss adjustment expenses increased $55, after tax for the three and six months ended June 30, 2007, as a result of the Company recording a reserve during the second quarter of 2007 for regulatory matters.

•	Insurance operating costs and other expense increased by $20 for the three and six months ended June 30, 2007, as a result of recording penalties related to regulatory matters during the second quarter of 2007.

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
Return on general account invested assets is an important element of the Company’s financial results. Significant fluctuations in the fixed income or equity markets could weaken the Company’s financial condition or its results of operations. Additionally, changes in market interest rates may impact the period of time over which certain investments, such as mortgage-backed securities (“MBS”), are repaid and whether certain investments are called by the issuers. Such changes may, in turn, impact the yield on these investments and also may result in reinvestment of funds received from calls and prepayments at rates below the average portfolio yield. For the three and six months ended June 30, net investment income and net realized capital gains and losses accounted for approximately 35% and 38%, respectively, of the Company’s consolidated revenues for 2007, and 34% and 36%, respectively, for 2006.
Fluctuations in interest rates affect the Company’s return on, and the fair value of, fixed maturity investments, which comprised approximately 85% and 88% of the fair value of its invested assets as of June 30, 2007 and December 31, 2006, respectively. Other events beyond the Company’s control could also adversely impact the fair value of these investments. Specifically, a downgrade of an issuer’s credit rating or default of payment by an issuer could reduce the Company’s investment return.
A decrease in the fair value of any investment that is deemed other-than-temporary would result in the Company’s recognition of a net realized capital loss in its financial results prior to the actual sale of the investment. Following the recognition of the other-than-temporary impairment for fixed maturities, the Company amortizes the new cost basis to par or to estimated future value over the remaining life of the security based on future estimated cash flows. For a further discussion of the evaluation of other-than-temporary impairments, see the “Critical Accounting Estimates” section of the MD&A under the “Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities” section in the Hartford Life Insurance Company’s 2006 Form 10-K Annual Report.
The primary investment objective of the Company’s general account is to maximize economic value consistent with acceptable risk parameters, including the management of the interest rate sensitivity of invested assets, while generating sufficient after-tax income to meet policyholder and corporate obligations.

The following table identifies the Company’s invested assets by type as of June 30, 2007, and December 31, 2006.

Composition of Invested Assets
	June 30, 2007		December 31, 2006
	Amount	Percent	Amount	Percent

Fixed maturities, available-for-sale, at fair value	$46,419	85.5%	$45,340	88.4%
Equity securities, available-for-sale, at fair value	829	1.5%	275	0.5%
Policy loans, at outstanding balance	2,008	3.7%	2,009	3.9%
Mortgage loans, at amortized cost [1]	3,801	7.0%	2,631	5.2%
Limited partnerships	993	1.8%	750	1.5%
Other investments	295	0.5%	275	0.5%

Total investments	$54,345	100.0%	$51,280	100.0%

[1]	Consist of commercial and agricultural loans.
Total investments increased $3.1 billion since December 31, 2006 primarily as a result of positive operating cash flows, and securities lending activities, offset by increased unrealized losses primarily due to the increase in interest rates. Fixed maturities declined as a percentage of total investments due to the increase in unrealized losses and the decision to allocate a greater percentage of the Company’s portfolio to mortgage loans and limited partnerships. The increased allocation to partnerships and mortgages was made primarily due to the attractive yields and diversification opportunities of these asset classes.
Investment Results
The following table summarizes the Company’s investment results.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(before-tax)	2007	2006	2007	2006

Net Investment Income (Loss)
Net investment income — excluding policy loans	$735	$641	$1,432	$1,265
Policy loan income	34	35	70	67

Total net investment income (loss)	$769	$676	$1,502	$1,332
Yield on average invested assets [1]	6.1%	5.9%	6.0%	5.8%

Net Realized Capital Gains (Losses)
Gross gains on sale	$40	$46	$105	$83
Gross losses on sale	(43)	(74)	(77)	(126)
Impairments
Credit related	—	—	(12)	—
Other [2]	(18)	(40)	(20)	(47)

Total impairments	(18)	(40)	(32)	(47)
Japanese fixed annuity contract hedges, net [3]	(17)	(14)	(12)	(58)
Periodic net coupon settlements on credit derivatives/Japan	(13)	(8)	(26)	(22)
GMWB derivatives, net	(133)	(22)	(111)	(35)
GMIB reinsurance	20	(105)	(30)	(28)
Other, net [4]	(29)	(28)	(42)	(56)

Net realized capital gains (losses), before-tax	$(193)	$(245)	$(225)	$(289)

[1]	Yields calculated using net investment income divided by the monthly weighted average invested assets at cost or amortized cost, as applicable, excluding collateral received associated with the securities lending program and reverse repurchase agreements as well as consolidated variable interest entity minority interests.

[2]	Primarily relates to fixed maturity impairments for which the Company was uncertain of its intent to retain the investment for a period of time sufficient to allow for a recovery to amortized cost. These impairments do not relate to security issuers for whom the Company has current concerns regarding their ability to pay future interest and principal amounts based upon the securities’ contractual terms.

[3]	Relates to the Japanese fixed annuity product (product and related derivative hedging instruments excluding periodic net coupon settlements).

[4]	Primarily consists of changes in fair value on non-qualifying derivatives and hedge ineffectiveness on qualifying derivative instruments.
Three months and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006
Net investment income, excluding income on policy loans, increased $94, or 15%, and $167, or 13%, for the three and six months ended June 30, 2007, respectively, compared to the prior year periods. The increases in net investment income for the three and six months ended June 30, 2007 was primarily due to a higher average invested asset base, and income earned from a higher portfolio yield due to the change in asset mix and an increase in limited partnership returns. Limited partnership returns increased due to favorable changes in market value of the underlying fund investments as well as gains on certain underlying partnership asset liquidations. The Company expects limited partnership returns to moderate over the next six months. The increase in the average invested asset base, as compared to the prior year, was primarily due to positive operating cash flows, investment contract sales such as retail and institutional notes, universal life-type product sales, and an increase in collateral held from securities lending activities.
Net realized capital losses were lower for the three months and six months ended June 30, 2007 compared to the respective prior year periods. The primary components that drove the change for the three months ended June 30, 2007 compared to the prior year period were net gains related to GMIB reinsurance, net gains on sales and impairments, offset by the net losses on GMWB derivatives. The components that drove the change for the six months ended June 30, 2007 were the net gains on sales, net losses associated with Japanese fixed annuity contract hedges, and impairments, offset by the net losses on GMWB derivatives. The circumstances giving rise to these changes are as follows:
•	The net gains on fixed maturity sales for the three and six months ended June 30, 2007 were primarily the result of tighter credit spreads on certain issuers since the date of security purchase. For further discussion of gross gains and losses, see below.

•	The lower net losses associated with the Japanese fixed annuity contract hedges for the six months ended June 30, 2007 resulted from a less significant increase in Japanese interest rates compared to the respective prior year period.

•	The net gains related to GMIB for the three months ended June 30, 2007 were primarily driven by gains due to an increase in interest rates, partially offset by losses due to changes in equity market volatility levels. The net losses for the six months ended June 30, 2007 related to GMIB reinsurance were primarily driven by liability model refinements. The net losses in 2006 were driven by unfavorable performance of the underlying investments supporting the variable annuity business sold in Japan.

•	See the Other-Than-Temporary Impairments section that follows for information on impairment losses.

•	The net losses on GMWB derivatives for the three and six months ended June 30, 2007 were primarily the result of liability model assumption updates and model refinements. Liability model assumption updates were made during the second quarter of 2007 to reflect newly reliable market inputs for volatility.
Gross gains on sales for the three and six months ended June 30, 2007 were primarily within fixed maturities and were largely comprised of corporate securities. The sales were made to reallocate the portfolio to securities with more favorable risk-return profiles. The gains on sales were primarily the result of changes in credit spreads and interest rates from the date of purchase.
Gross losses on sales for the three and six months ended June 30, 2007 were primarily within fixed maturities and were concentrated in the corporate sector with no single security sold at a loss in excess of $4 and $5, respectively, and an average loss as a percentage of the fixed maturity’s amortized cost of less than 3% and 2%, respectively, which, under the Company’s impairment policy was deemed to be depressed only to a minor extent.
Gross gains on sales for the three and six months ended June 30, 2006 were primarily within fixed maturities and were concentrated in corporate and foreign government securities. Certain sales were made to reposition the portfolio to a shorter duration due to the flatness of the yield curve and the lack of market compensation for longer duration assets. Also, certain sales were made as the Company continued to reposition the portfolio to higher quality fixed maturity investments and increase investments in mortgage loans and limited partnerships. The gains on sales were primarily the result of changes in interest rates from the date of purchase.

Gross losses on sales for the three and six months ended June 30, 2006 were primarily within fixed maturities and were concentrated in the corporate and commercial mortgage-backed securities (“CMBS”) sectors with no single security sold at a loss in excess of $3 and $5, respectively, and an average loss as a percentage of the fixed maturity’s amortized cost, for the three and six months ended June 30, 2006, of less than 3% which, under the Company’s impairment policy was deemed to be depressed only to a minor extent.
Variable Interest Entities
During the three ended June 30, 2007, the Company invested $97 in two newly established collateralized debt obligations (“CDOs”) where the Company is not the primary beneficiary and is therefore not required to consolidate these variable interest entities. HIMCO serves as collateral manager to the CDOs. The Company’s maximum exposure to loss is limited to its direct investment in the structures. Creditors have recourse only to the assets of the CDOs and not to the general credit of the Company. The Company’s maximum exposure to loss from consolidated and non-consolidated CDO VIEs managed by HIMCO was $253 as of June 30, 2007. For further discussion related to CDOs, see the Investment Credit Risk section.
Other-Than-Temporary Impairments
The following table identifies the Company’s other-than-temporary impairments by type.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

ABS	$—	$—	$12	$—
CMBS/Collateralized mortgage obligations (“CMOs”)	—	—	—	1
Corporate	18	38	19	44
Equity	—	2	1	2

Total other-than-temporary impairments	$18	$40	$32	$47

Credit related	$—	$—	$12	$—
Other	18	40	20	47

Total other-than-temporary impairments	$18	$40	$32	$47

The following discussion provides an analysis of significant other-than-temporary impairments recognized during the three and six months ended June 30, 2007 and 2006 as well as the related circumstances giving rise to the other-than-temporary impairments.
For the three and six months ended June 30, 2007, the other-than-temporary impairments reported in Other were primarily corporate fixed maturities that had declines in value for which the Company was uncertain of its intent to retain the investments for a period of time sufficient to allow recovery to amortized cost. For the six months ended June 30, 2007, the Credit related other-than-temporary impairments primarily related to one ABS backed by aircraft lease receivables. The ABS impairment was attributable to higher than expected aircraft maintenance costs and a ratings downgrade. Prior to the other-than-temporary impairments, for the three and six months ended June 30, 2007, these securities had an average market value as a percentage of amortized cost of 89% and 84%, respectively.
For the three and six months ended June 30, 2006, other-than-temporary impairments were recorded on corporate fixed maturities and equity securities. For the three and six months ended June 30, 2006, other-than-temporary impairments of $38 and $44, respectively, were recorded on certain corporate fixed maturities that had declined in value and for which the Company was uncertain of its intent to retain the investment for a period of time sufficient to allow recovery to amortized cost. These impairments do not relate to security issuers for whom the Company currently has concerns regarding the ability to pay future interest and principal amount based upon the securities’ contractual terms.

Prior to the other-than-temporary impairments, for the three and six months ended June 30, 2006, these securities had an average market value as a percentage of amortized cost of 84% and 85%, respectively.
Future other-than-temporary impairment levels will depend primarily on economic fundamentals, political stability, issuer and/or collateral performance and future movements in interest rates. If interest rates continue to increase or credit spreads widen, other-than-temporary impairments for the remainder of the year will likely be higher than the levels recognized during the first six months of 2007.

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
The Company is not exposed to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholder’s equity other than U.S. government and certain U.S. government agencies. For further discussion, see the Investment Credit Risk section of the MD&A in Hartford Life Insurance Company 2006 Form 10-K Annual Report for a description of the Company’s objectives, policies and strategies, including the use of derivative instruments.

The following table identifies fixed maturity securities by type on a consolidated basis as of June 30, 2007, and December 31, 2006.

Fixed Maturities by Type
	June 30, 2007					December 31, 2006
	Amortized	Unrealized	Unrealized	Fair	Percent of	Amortized	Unrealized	Unrealized	Fair	Percent of
	Cost	Gains	Losses	Value	Total Fair Value	Cost	Gains	Losses	Value	Total Fair Value
ABS
Auto	$488	$—	$(2)	$486	1.0%	$507	$1	$(3)	$505	1.1%
CDO [1]	1,946	2	(11)	1,937	4.2%	1,021	2	(3)	1,020	2.2%
Credit cards	946	3	(1)	948	2.0%	994	5	(2)	997	2.2%
Home equity	2,737	8	(11)	2,734	5.9%	2,397	10	(6)	2,401	5.3%
Student loans	697	4	(1)	700	1.5%	736	5	—	741	1.6%
Other	830	8	(22)	816	1.8%	718	15	(30)	703	1.6%
CMBS	11,349	91	(187)	11,253	24.2%	10,603	146	(68)	10,681	23.6%
Collateralized mortgage obligations (“CMOs”)	981	7	(7)	981	2.1%	854	8	(5)	857	1.9%
Corporate
Basic industry	1,590	36	(24)	1,602	3.5%	1,794	60	(17)	1,837	4.1%
Capital goods	1,505	67	(19)	1,553	3.3%	1,648	90	(10)	1,728	3.8%
Consumer cyclical	1,943	57	(29)	1,971	4.2%	2,031	73	(19)	2,085	4.6%
Consumer non-cyclical	1,833	39	(31)	1,841	4.0%	2,111	64	(24)	2,151	4.7%
Energy	1,104	39	(21)	1,122	2.4%	1,164	56	(9)	1,211	2.7%
Financial services	6,715	177	(90)	6,802	14.7%	6,380	242	(45)	6,577	14.5%
Technology and communications	2,356	110	(34)	2,432	5.2%	2,584	140	(24)	2,700	6.0%
Transportation	499	10	(9)	500	1.1%	546	14	(6)	554	1.2%
Utilities	2,746	119	(68)	2,797	6.0%	2,663	151	(40)	2,774	6.1%
Other	970	16	(17)	969	2.1%	1,061	21	(12)	1,070	2.4%
Government/Government agencies
Foreign	457	23	(7)	473	1.0%	568	44	(4)	608	1.3%
United States	839	5	(11)	833	1.8%	542	2	(5)	539	1.2%
MBS — Agency	2,033	2	(50)	1,985	4.3%	1,808	6	(31)	1,783	3.9%
Municipal	1,130	10	(46)	1,094	2.4%	1,114	23	(15)	1,122	2.5%
Redeemable preferred stock	3	—	—	3	—	2	—	—	2	—
Short-term	587	—	—	587	1.3%	694	—	—	694	1.5%

Total fixed maturities	$46,284	$833	$(698)	$46,419	100.0%	$44,540	$1,178	$(378)	$45,340	100.0%

[ 1 ] – Includes securities with an amortized cost and fair value of $60 and $57, respectively, as of June 30, 2007 and $48 and $48, respectively, as of December 31, 2006 that contain a home equity loan component. Typically the CDOs are also backed by assets other than home equity loans.
The Company’s fixed maturity net unrealized gains decreased $665 from December 31, 2006 to June 30, 2007. The decrease was primarily due to an increase in interest rates, credit spread widening and net realized capital gains on the sale of securities, partially offset by other-than-temporary impairments taken during the year.
As of June 30, 2007, investment sector allocations as a percentage of total fixed maturities have not significantly changed since December 31, 2006 except investments in CDOs. The increase in CDOs was primarily related to the investment of the cash collateral received from securities lending programs into AAA rated CDOs.
As of June 30, 2007 and December 31, 2006, 98% of the ABS portfolio was rated investment grade. Senior secured bank loans and commercial mortgage loans represent approximately 97% of the underlying CDO portfolios, with approximately 94% of the CDO portfolio rated AAA as of June 30, 2007.

Home equity included in the table above represents the Company’s securities backed by pools of sub-prime and Alt-A residential mortgage loans. Sub-prime mortgage lending is the origination of residential mortgage loans to customers with weak or impaired credit profiles. Alt-A mortgage lending is the origination of residential mortgage loans to customers who are rated above sub-prime category of creditworthiness but below a top rated prime borrower. The Company is not an originator of residential mortgage loans. The slowing U.S. housing market, increased interest rates, and relaxed underwriting standards for some originators of home equity loans have recently led to higher delinquency rates, especially within the 2006 vintage year. As of June 30, 2007, the 2006 vintage year securities have an amortized cost and fair value of $328 and $324, respectively, with 95% of these securities rated AA and above. The Company expects delinquency and loss rates on home equity loans to increase in the future, however, largely due to the credit quality of the Company’s home equity loan securities, the Company expects to continue to receive payments in accordance with the contractual terms of the securities.
The following table presents the Company’s exposure to home equity loans by credit quality, including direct investments in CDOs that contain a home equity loan component. The following table does not include the Company’s $400 notional value of derivative contracts, as of June 30, 2007, which provides exposure to the Lehman AAA home equity index. For the six months ended June 30, 2007, these contracts recognized a net gain of less than $1. Approximately $250 of notional value of these contracts matured on July 1, 2007 with the remainder set to mature in September 2007.

Home Equity ABS Residential Loans
	June 30, 2007		December 31, 2006
		Fair		Fair
	Amortized Cost	Value	Amortized Cost	Value
AAA	$992	$987	$795	$796
AA	1,443	1,445	1,423	1,428
A	242	243	157	158
BBB	79	80	33	33
BB & Below	41	36	37	34

Total investments	$2,797	$2,791	$2,445	$2,449

For further discussion of risk factors associated with securities in unrealized loss positions, see the “Investment Credit Risk” section of the MD&A in the Company’s 2006 Form 10-K Annual Report.
At the June 2007 Federal Open Market Committee meeting, the Federal Reserve (“Fed”) held rates steady at 5.25% for the eighth straight meeting. The Fed indicated in its statement that the predominant policy concern is the risk that inflation will fail to moderate as expected and that future policy adjustments will depend on the evolution of the outlook for both inflation and economic growth. An increase in future interest rates may result in lower fixed maturity valuations, an increase in gross unrealized losses and a decrease in gross unrealized gains.
The sectors with the most significant concentration of unrealized losses were CMBS, MBS and corporate fixed maturities most significantly within the financial services and utilities sectors. The Company’s current view of risk factors relative to these fixed maturity types is as follows:
CMBS — As of June 30, 2007, the Company held approximately 420 different securities that were in an unrealized loss position for greater than six months. The unrealized loss was the result of an increase in interest rates and modest changes in credit spreads from the securities’ purchase dates. Substantially all of these securities are investment grade securities with extended maturity dates priced at, or greater than, 90% of amortized cost as of June 30, 2007. Future changes in fair value of these securities are primarily dependent on changes in interest rates and credit spread movements.
Financial services — As of June 30, 2007, the Company held approximately 130 different securities in the financial services sector that were in an unrealized loss position for greater than six months. Substantially all of these securities are investment grade securities priced at, or greater than, 90% of amortized cost as of June 30, 2007. These positions are a mixture of fixed and variable rate securities, which have been adversely impacted by modest changes in credit spreads and an increase in interest rates after the purchase date. Future changes in fair value of these securities are primarily dependent on changes in general market conditions, including interest rates and credit spread movements.
Utilities — As of June 30, 2007, the Company held approximately 70 different securities that were in an unrealized loss position for six months or more. Substantially all of these securities are fixed rate, investment grade securities priced at, or greater than, 90% of amortized cost, which have been adversely impacted by increases in interest rates and modest changes in credit spreads after the purchase date. Future changes in fair value of these securities are primarily dependent on changes in general market conditions, including interest rates and credit spread movements.
MBS — As of June 30, 2007, the Company held approximately 480 different securities that were in an unrealized loss position for greater than six months. The unrealized loss was primarily the result of an increase in interest rates from the securities’ purchase dates, and to a lesser extent, a widening of credit spreads. These securities are U.S. government agency backed securities with extended maturity dates and substantially all are priced at, or greater than, 90% of amortized cost as of June 30, 2007. Future changes in fair value of these securities are primarily dependent on changes in interest rates and credit spread movements.

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
Derivative Instruments
The Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards and exchange traded futures and options, in compliance with Company policy and regulatory requirements designed to achieve one of four Company approved objectives: to hedge risk arising from interest rate, equity market, price, or currency risk volatility; to manage liquidity; to control transaction costs; or to enter into replication transactions. The Company does not make a market or trade in these instruments for the express purpose of earning short-term trading profits. For further discussion on the Company’s use of derivative instruments, refer to Note 3 of Notes to Condensed Consolidated Financial Statements.
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

Equity Risk
The Company’s operations are significantly influenced by changes in the equity markets, primarily in the U.S., but increasingly in Japan and other global markets due to the reinsurance of GMIB and GMDB. The Company’s profitability in its investment products business depends largely on the amount of assets under management, which is primarily driven by the level of deposits, equity market appreciation and depreciation and the persistency of the in-force block of business. Prolonged and precipitous declines in the equity markets can have a significant effect on the Company’s operations, as sales of variable products may decline and surrender activity may increase, as customer sentiment towards the equity market turns negative. Lower assets under management will have a negative effect on the Company’s financial results, primarily due to lower fee income related to the Retail, Retirement Plans and Institutional and, to a lesser extent, the Individual Life segment, where a heavy concentration of equity linked products are administered and sold.
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
The Company sells variable annuity contracts that offer one or more living benefits, the value of which generally increase with declines in equity markets. As is described in more detail below, the Company manages the equity market risks embedded in these guarantees through reinsurance, product design and hedging programs. The Company believes its ability to manage these equity market risks by these means gives it a competitive advantage; and, in particular, its ability to create innovative product designs that allow the Company to meet identified customer needs while generating manageable amounts of equity market risk. The Company’s relative sales and variable annuity market share have generally increased during periods when it has recently introduced new products to the market. In contrast, the Company’s relative sales and market share have generally decreased when competitors introduce products that cause an issuer to assume larger amounts of equity and other market risk than the Company is confident it can prudently manage. The Company believes its long-term success in the variable annuity market will continue to be aided by successful innovation that allows the Company to offer attractive product features in tandem with prudent equity market risk management. In the absence of this innovation, the Company’s market share in one or more of its markets could decline. Recently, the Company has experienced lower levels of U.S. variable annuity sales as competitors continue to introduce new equity guarantees of increasing risk and complexity. New product development is an ongoing process that the Company expects to use to combat competitive sales pressure. Depending on the degree of consumer receptivity and competitor reaction to continuing changes in the Company’s product offerings, the Company’s future level of sales will continue to be subject to a high level of uncertainty.

The accounting for various benefit guarantees offered with variable annuity contracts can be significantly different. Those accounted for under SFAS 133 (such as GMWBs or the reinsurance of GMIBs) are subject to significant fluctuation in value, which is reflected in net income, due to changes in interest rates, equity markets and equity market volatility as use of those capital market rates are required in determining the liability’s fair value at each reporting date. Benefit guarantee liabilities accounted for under SOP 03-1 (such as GMDBs) may also change in value; however, absent an unlocking event, the change in value is not immediately reflected in net income. Under SOP 03-1, the income statement reflects the current period increase in the liability due to the deferral of a percentage of current period revenues. The percentage is determined by dividing the present value of claims by the present value of revenues using best estimate assumptions over a range of market scenarios. Current period revenues are impacted by actual increases or decreases in account value. Claims recorded against the liability have no immediate impact on the income statement unless those claims exceed the liability. As a result of these significant accounting differences the liability for guarantees recorded under SOP 03-1 may be significantly different than if it was recorded under SFAS 133 and vice versa. In addition, the conditions in the capital markets in Japan vs. those in the U.S. are sufficiently different that if the Company’s GMWB product currently offered in the U.S. were offered in Japan, the capital market conditions in Japan would have a significant impact on the valuation of the GMWB, irrespective of the accounting model. Many benefit guarantees meet the definition of an embedded derivative or a free-standing derivative, under SFAS 133 (GMWB, reinsurance of GMIB), and as such are recorded at fair value with changes in fair value recorded in net income. However, certain contract features that define how the contract holder can access the value of the guaranteed benefit change the accounting from SFAS 133 to SOP 03-1. For contracts where the contract holder can only obtain the value of the guaranteed benefit upon the occurrence of an insurable event such as death (GMDB) or by making a significant initial net investment, such as when one invests in an annuity, the accounting for the benefit is prescribed by SOP 03-1.
The Company sells variable annuity contracts that offer various guaranteed death benefits. The Company maintains a liability, under SOP 03-1, for the death benefit costs of $502, as of June 30, 2007. Declines in the equity market may increase the Company’s net exposure to death benefits under these contracts. The majority of the contracts with the guaranteed death benefit feature are sold by the Retail segment. For certain guaranteed death benefits, the Company pays the greater of (1) the account value at death; (2) the sum of all premium payments less prior withdrawals; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary. For certain guaranteed death benefits sold with variable annuity contracts beginning in June 2003, the Retail segment pays the greater of (1) the account value at death; or (2) the maximum anniversary value; not to exceed the account value plus the greater of (a) 25% of premium payments, or (b) 25% of the maximum anniversary value of the contract. The Company currently reinsures a significant portion of these death benefit guarantees associated with its in-force block of business. Under certain of these reinsurance agreements, the reinsurers exposure is subject to an annual cap.
The Company’s total gross exposure (i.e. before reinsurance) to these U.S. guaranteed death benefits as of June 30, 2007 is $4.5 billion. Due to the fact that 84% of this amount is reinsured, the Company’s net exposure is $701. This amount is often referred to as the retained net amount at risk. However, the Company will incur these guaranteed death benefit payments in the future only if the policyholder has an in-the-money guaranteed death benefit at their time of death.
HLAI, a subsidiary of the Company, has assumed through reinsurance certain guaranteed minimum income benefits offered in connection with variable annuity contracts issued by HLIKK, a related party and subsidiary of Hartford Life. Effective July 31, 2006, the reinsurance agreement between HLAI and HLIKK was modified such that the reinsurance of the GMIB riders issued by HLIKK prior to April 1, 2005 were recaptured by HLIKK. On the date of the recapture, HLAI forgave the reinsurance derivative asset of $110 and paid HLIKK $38. The net result of the recapture was recorded as a dividend of $93, after-tax. GMIB riders issued by HLIKK subsequent to April 1, 2005 continue to be reinsured by HLAI. Declines in equity markets as well as a strengthening of the Japanese Yen in comparison to the U.S. dollar may increase the Company’s exposure to these guaranteed benefits. This increased exposure may be significant in extreme market scenarios. Depending on the underlying contract form, benefits are paid from HLAI to HLIKK either on the guaranteed annuity commencement date, when the contract holder’s account value is less than the present value of minimum guaranteed annuity payments, or alternatively, during the annuitization phase, when the contract holder’s account value is reduced to zero or upon death of the contract holder. The Company will incur these guaranteed income benefits in the future only if the contract holder has a guaranteed benefit that is in-the-money at the time of annuitization. The change in value of the GMIB reinsurance agreement for the three and six months ended June 30, 2007 was a gain (loss) of $20 and ($30), before-tax, respectively. The change in value of the GMIB reinsurance agreement for the three and six months ended June 30, 2006 was a loss of $105 and $28, before-tax. As of June 30, 2007, the notional and fair value related to the reinsurance derivative was $14.0 billion and an asset of $79, respectively. As of December 31, 2006, the notional and fair value related to the reinsurance derivative was $12.3 billion and an asset of $119, respectively.
Also, effective July 31, 2006 the reinsurance agreement between HLAI and HLIKK was modified to include the guaranteed minimum death benefits (“GMDB”) on covered contracts that have an associated GMIB rider. The modified reinsurance agreement applies to all contracts issued after July 31, 2006 as well as to in-force GMIB riders and GMDB issued before July 31, 2006, but on or after April 1, 2005. The Company maintains a death benefit liability under SOP 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” which was $4 as of June 30, 2007 as of December 31, 2006 the balance was immaterial.
The majority of the Company’s recent variable annuities are sold with a GMWB living benefit rider, which, as described above, is accounted for under SFAS 133. Declines in the equity market may increase the Company’s exposure to benefits under the GMWB contracts. For all contracts in effect through July 6, 2003, the Company entered into a reinsurance arrangement to offset its exposure to the GMWB for the remaining lives of those contracts.
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
In order to minimize the volatility associated with the unreinsured GMWB liabilities, the Company established an alternative risk management strategy. The Company uses hedging instruments to hedge its unreinsured GMWB exposure. These instruments include interest rate futures and swaps, Standard and Poor’s (“S&P”) 500 and the National Association of Securities Dealers Automated Quotations (“NASDAQ”) index put options and futures contracts. The Company also uses Europe, Australasia and Far East (“EAFE”) Index swaps to hedge GMWB exposure to international equity markets. During the second quarter of 2007, the Company purchased a derivative which hedges the capital markets risks associated with the GMWB product. In exchange for a fixed coupon, the Company will receive claim payments from the counter-party based on actual capital markets exposure and mutually agreed upon policyholder behavior. The hedging program involves a detailed monitoring of policyholder behavior and capital markets conditions on a daily basis and rebalancing of the hedge position as needed. While the Company actively manages this hedge position, hedge ineffectiveness may result due to factors including, but not limited to, policyholder behavior, capital markets dislocation or discontinuity and divergence between the performance of the underlying funds and the hedging indices.
During the three months ended June 30, 2007, the Company entered into a swap contract to hedge certain risk components for the remaining term of a block of non-reinsured GMWB riders. As of June 30, 2007, this swap had a notional value of $9 billion and a market value of $(21). Due to the significance of the non-observable inputs associated with pricing this derivative, the initial difference between the transaction price and modeled value was deferred in accordance with EITF No. 02-3 “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” and included in Other Assets in the Condensed Consolidated Financial Statements. The deferred loss of $32 will be recognized in retained earnings upon adoption of SFAS No. 157, “Fair Value Measurements” (“SFAS No.157”) or in earnings if the non-observable inputs in the derivative price become observable prior to the adoption of SFAS No. 157.
The net effect of the change in value of the embedded derivative net of the results of the hedging program was a gain (loss) of $133 and $111 for the three and six months ended June 30, 2007, respectively and a $(22) and $(35) for the three and six months ended June 30, 2006, respectively, before deferred policy acquisition costs and tax effects. As of June 30, 2007 and December 31, 2006, the notional and fair value related to the embedded derivatives, the hedging strategy, and reinsurance was $66.3 billion and $53.3 billion, respectively, and the fair value was $208 and $377, respectively.

The Company employs additional strategies to manage equity market risk in addition to the derivative and reinsurance strategy described above that economically hedges the fair value of the U.S. GMWB rider. Notably, the Company purchases one and two year S&P 500 Index put option contracts to economically hedge certain liabilities that could increase if the equity markets decline. As of June 30, 2007 and December 31, 2006, the notional value related to this strategy was $2.4 billion and $2.2 billion, respectively, while the fair value related to this strategy was $16 and $29, respectively. Because this strategy is intended to partially hedge certain equity-market sensitive liabilities calculated under statutory accounting (see Capital Resources and Liquidity), changes in the value of the put options may not be closely aligned to changes in liabilities determined in accordance with GAAP, causing volatility in GAAP net income. The Company anticipates employing similar strategies in the future, which could further increase volatility in GAAP net income.
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

CAPITAL RESOURCES AND LIQUIDITY
Capital resources and liquidity represent the overall financial strength of Hartford Life Insurance Company and its ability to generate strong cash flows from each of the business segments, borrow funds at competitive rates and raise new capital to meet operating and growth needs.
Debt
Consumer Notes
For additional information regarding consumer notes, see Note 13 of Notes to Consolidated Financial Statements in the Company’s 2006 Form 10-K Annual Report.
As of June 30, 2007, and December 31, 2006, $588 and $258 of consumer notes had been issued. As of June 30, 2007, these consumer notes have interest rates ranging from 4.4% to 6.3% for fixed notes and, for variable notes, either consumer price index plus 175 to 267 basis points, or indexed to the S&P 500, Dow Jones Industrials or the Nikkei 225. For the three and six months ended June 30, 2007, interest credited to holders of consumer notes was $6 and $11, respectively.
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

The following table summarizes Hartford Life Insurance Company’s significant member companies’ financial ratings from the major independent rating organizations as of July 26, 2007:

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
Equity Markets
The Company’s statutory financial results also have exposure to equity market volatility due to the issuance of variable annuity contracts with guarantees. Specifically, in scenarios where equity markets decline substantially, we would expect significant increases in the amount of statutory surplus the Company would have to devote to maintain targeted rating agency and regulatory risk based capital (“RBC”) ratios (via the C3 Phase II methodology) and other similar solvency margin ratios. Various actions have been taken to partially mitigate this risk including the use of guaranteed benefit reinsurance, dynamic hedging programs of U.S. GMWB’s, and other statutory reserve hedges.
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
Item 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of June 30, 2007.
Changes in internal control over financial reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, except for beginning in the second quarter 2007 the Company outsourced certain information technology infrastructure services.
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

Broker Compensation Litigation —Following the New York Attorney General’s filing of a civil complaint against Marsh & McLennan Companies, Inc., and Marsh, Inc. (collectively, “Marsh”) in October 2004 alleging that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them, private plaintiffs brought several lawsuits against The Hartford predicated on the allegations in the Marsh complaint, to which The Hartford was not party. Among these is a multidistrict litigation in the United States District Court for the District of New Jersey. There are two consolidated amended complaints filed in the multidistrict litigation, one related to conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. The Company is named in the group benefits complaint. The complaints assert, on behalf of a putative class of persons who purchased insurance through broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group benefits complaint, claims under ERISA. The claims are predicated upon allegedly undisclosed or otherwise improper payments of contingent commissions to the broker defendants to steer business to the insurance company defendants. In April 2007, the district court granted the defendants’ motions to dismiss the Sherman Act and RICO claims, dismissed the consolidated actions without prejudice, and established a schedule for the plaintiffs to file any amended complaints. The plaintiffs filed their second consolidated amended complaints in May 2007, and the defendants thereafter renewed their motions to dismiss.
Item 1A. RISK FACTORS
For a discussion of Risk Factors, see Item 1A of the Company’s 2006 Form 10-K Annual Report.
Item 6. EXHIBITS
See Exhibits Index on page 53.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARTFORD LIFE INSURANCE COMPANY
Ernest M. McNeill Jr.
Ernest M. McNeill Jr.
Senior Vice President and Chief Accounting Officer
July 24, 2007

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
FORM 10-Q
FOR THE Six MONTHS ENDED June 30, 2007
EXHIBITS INDEX

Exhibit #

12.01	Computation of Ratio of Earnings to Fixed Charges

15.01	Deloitte & Touche LLP Letter of Awareness

31.01	Certification of Lizabeth H. Zlatkus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of John C. Walters pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.03	Certification of Glenn D. Lammey pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Lizabeth H. Zlatkus pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of John C. Walters pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.03	Certification of Glenn D. Lammey pursuant to Section 906 of the Sarbanes-Oxley Act of 2002