Form 10-Q
period 2007-09-30
HARTFORD LIFE INSURANCE CO
filed 2007-10-25
CIK 45947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
As of October 20, 2007 there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant, all of which were directly owned by Hartford Life and Accident Insurance Company, an indirect wholly owned subsidiary of The Hartford Financial Services Group, Inc.
The registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Report of Independent Registered Public Accounting Firm	3

Condensed Consolidated Statements of Income – For the Three and Nine months Ended September 30, 2007 and 2006	4

Condensed Consolidated Balance Sheets – As of September 30, 2007 and December 31, 2006	5

Condensed Consolidated Statements of Changes in Stockholder’s Equity – For the Nine months Ended September 30, 2007 and 2006	6

Condensed Consolidated Statements of Cash Flows – For the Nine months Ended September 30, 2007 and 2006	7

Notes to Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3. Quantitative and Qualitative Disclosures about Market Risk	54

Item 4. Controls and Procedures	54

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	55

Item 1A. Risk Factors	55

Item 6. Exhibits	56

Signature	57

Exhibits Index	58
EX-3.01: AMENDED AND RESTATED BYLAWS
EX-12.01: RATIO OF EARNINGS TO FIXED CHARGES
EX-15.01: DELOITTE & TOUCHE LLP LETTER OF AWARENESS
EX-31.01: CERTIFICATION
EX-31.02: CERTIFICATION
EX-31.03: CERTIFICATION
EX-32.01: CERTIFICATION
EX-32.02: CERTIFICATION
EX-32.03: CERTIFICATION

Item I. FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of
Hartford Life Insurance Company
Hartford, Connecticut
We have reviewed the accompanying condensed consolidated balance sheet of Hartford Life Insurance Company and subsidiaries (the “Company”) as of September 30, 2007, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2007 and 2006, and of changes in stockholder’s equity and of cash flows for the nine-month periods ended September 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.
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
DELOITTE & TOUCHE LLP
Hartford, Connecticut
October 23, 2007

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006
	(Unaudited)		(Unaudited)

Revenues
Fee income and other	$903	$750	$2,618	$2,244
Earned premiums	414	131	774	489
Net investment income	774	688	2,276	2,020
Net realized capital gains (losses)	(340)	(46)	(565)	(335)

Total revenues	1,751	1,523	5,103	4,418

Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	1,156	811	3,030	2,436
Insurance expenses and other	303	222	876	606
Amortization of deferred policy acquisition costs and present value of future profits	(122)	225	334	682
Dividends to policyholders	—	1	8	19

Total benefits, losses and expenses	1,337	1,259	4,248	3,743

Income before income tax expense (benefit)	414	264	855	675
Income tax expense (benefit)	124	33	193	92

Net income	$290	$231	$662	$583

See Notes to Condensed Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In millions, except for share data)	September 30, 2007	December 31, 2006
	(Unaudited)

Assets
Investments
Fixed maturities, available for sale, at fair value (amortized cost of $47,006 and $44,540)	$46,822	$45,340
Equity securities, available for sale, at fair value (cost of $762 and $267)	749	275
Equity securities, held for trading, at fair value	—	1
Policy loans, at outstanding balance	2,006	2,009
Mortgage loans on real estate	4,030	2,631
Other investments	1,434	1,024

Total investments	55,041	51,280
Cash	225	186
Premiums receivable and agents’ balances	32	29
Reinsurance recoverables	1,559	1,393
Deferred policy acquisition costs and present value of future profits	8,209	7,334
Goodwill	186	186
Other assets	1,595	1,290
Separate account assets	197,189	179,943

Total assets	$264,036	$241,641

Liabilities
Reserve for future policy benefits	$9,102	$8,209
Other policyholder funds	42,228	40,191
Consumer notes	723	258
Deferred income taxes	293	491
Other liabilities	6,456	4,889
Separate account liabilities	197,189	179,943

Total liabilities	255,991	233,981

Commitments and contingencies, Note 6	—	—

Stockholder’s Equity
Common stock - 1,000 shares authorized, issued and outstanding, par value $5,690	6	6
Additional paid in capital	2,885	2,586
Accumulated other comprehensive income (loss)
Net unrealized capital gains (losses) on securities, net of tax	(282)	290
Foreign currency translation adjustments	—	1

Total accumulated other comprehensive income (loss)	(282)	291

Retained earnings	5,436	4,777

Total stockholder’s equity	8,045	7,660

Total liabilities and stockholder’s equity	$264,036	$241,641

See Notes To Condensed Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements Of Changes In Stockholder’s Equity

			Accumulated Other
(Unaudited)			Comprehensive Income (Loss)
			Net
			Unrealized
			Capital	Net Loss On
			Gains	Cash	Foreign
			On	Flow Hedging	Currency		Total
	Common	Capital	Securities,	Instruments,	Translation	Retained	Stockholder’s
(In millions)	Stock	Surplus	Net of Tax	Net of Tax	Adjustments	Earnings	Equity
Nine months ended September 30, 2007

Balance, December 31, 2006	$6	$2,586	$500	$(210)	$1	$4,777	$7,660
Comprehensive income
Net income						662	662

Other comprehensive income, net of tax (1)
Net change in unrealized capital gains on securities (2)			(558)				(558)
Net loss on cash flow hedging instruments				(14)			(14)
Cumulative translation adjustments					(1)		(1)

Total other comprehensive income							(573)

Total comprehensive income							89
Capital contribution		299					299
Dividends declared						—	—
Cumulative effect of accounting changes, net of tax						(3)	(3)

Balance, September 30, 2007	$6	$2,885	$(58)	$(224)	$—	$5,436	$8,045

Nine months ended September 30, 2006

Balance, December 31, 2005	$6	$2,405	$577	$(113)	$(1)	$4,463	$7,337
Comprehensive income
Net income						583	583

Other comprehensive income, net of tax (1)
Net change in unrealized capital gains on securities (2)			(104)				(104)

Net loss on cash flow hedging Instruments				(66)			(66)
Cumulative translation adjustments					1		1

Total other comprehensive income							(169)

Total comprehensive income							414
Capital contribution		148					148
Dividends declared						(342)	(342)

Balance, September 30, 2006	$6	$2,553	$473	$(179)	$—	$4,704	$7,557

(1)	Net change in unrealized capital gains on securities is reflected net of a tax benefit and other items of $300 and $56 for the nine months ended September 30, 2007 and 2006, respectively. Net gain (loss) on cash flow hedging instruments is net of tax expense (benefit) of $(8) and $(36) for the nine months ended September 30, 2007 and 2006, respectively. There is no tax effect on cumulative translation adjustments.

(2)	There were reclassification adjustments for after-tax gains (losses) realized in net income of $(57) and $88 for the nine months ended September 30, 2007 and 2006, respectively.
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
(In millions)	2007	2006
	(Unaudited)
Operating Activities
Net income	$662	$583
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	334	682
Additions to deferred policy acquisition costs and present value of future profits	(1,057)	(984)
Change in:
Reserve for future policy benefits, unpaid losses and loss adjustment expenses and unearned premiums	893	424
Reinsurance recoverables	(130)	44
Receivables	(28)	(49)
Payables and accruals	434	(152)
Accrued and deferred income taxes	35	342
Net realized capital losses (gains)	565	335
Depreciation and amortization	222	236
Other, net	(105)	159

Net cash provided by operating activities	1,825	1,620

Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	13,275	15,499
Equity securities, available-for-sale	295	90
Mortgage loans	857	188
Partnerships	147	74
Payments for the purchase of:
Fixed maturities, available-for-sale	(16,260)	(16,997)
Equity securities, available-for-sale	(465)	(119)
Mortgage loans	(2,256)	(998)
Partnerships	(447)	(369)
Change in policy loans, net	3	(42)
Change in payables for collateral under securities lending, net	1,134	394
Change in all other, net	(371)	(441)

Net cash used for investing activities	(4,088)	(2,721)

Financing Activities
Deposits and other additions to investment and universal life-type contracts	23,644	19,141
Withdrawals and other deductions from investment and universal life-type contracts	(22,685)	(19,495)
Net transfers (to)/from separate accounts related to investment and universal life-type contracts	488	1,742
Proceeds from issuance of consumer notes	465	41
Capital Contributions	396	—
Dividends paid	—	(225)

Net cash provided by financing activities	2,308	1,204

Impact of foreign exchange	(6)	1
Net increase in cash	39	104

Cash — beginning of year	186	124

Cash — end of year	$225	$228

Supplemental Disclosure of Cash Flow Information:
Net Cash Paid During the Year for:
Income taxes paid (received)	$167	$(188)
For three and nine months ended September 30,2007, the company made noncash capital contributions (dividends) of $(1) and $21 related to the guaranteed minimum income benefit (“GMIB”) and the guaranteed minimum accumulation benefit (“GMAB”) reinsurance agreement with Hartford Life Insurance K.K. (“HLIKK”). For three and nine months ended September 30,2006, the company made noncash capital contributions (dividends) of $(91) and $66 related to the guaranteed minimum income benefit (“GMIB”).
See Notes to Condensed Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in millions, unless otherwise stated)
(unaudited)
Note 1. Basis of Presentation and Accounting Policies
Basis of Presentation –
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
Along with its parent, HLA, the Company is a financial services and insurance group which provides (a) investment products, such as individual variable annuities and fixed market value adjusted annuities and retirement plan services; (b) individual life insurance; (c) group benefits products such as group life and group disability insurance that is directly written by the Company and is substantially ceded to its parent, HLA, (d) private placement life insurance and (e) assumes fixed market value adjusted annuities, guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”) and guaranteed minimum death benefits (“GMDB”) from Hartford Life’s international operations.
The condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”), which differ materially from the accounting practices prescribed by various insurance regulatory authorities.
The accompanying condensed consolidated financial statements and notes as of September 30, 2007, and for the three and nine months ended September 30, 2007 and 2006 are unaudited. These financial statements reflect all adjustments (consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Hartford Life Insurance Company’s 2006 Form 10-K Annual Report. The results of operations for the interim periods should not be considered indicative of the results to be expected for the full year.
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
Income Taxes
The effective tax rate for the three months ended September 30, 2007 and 2006 was 30% and 13%, respectively. The effective tax rate for the nine months ended September 30, 2007 and 2006 was 23% and 14%, respectively. The principal cause of the difference between the effective tax rate and the U.S. Statutory rate of 35% for 2007 and 2006 was the separate account dividends received deduction (“DRD”).
The separate account DRD is estimated for the current year using information from the prior year-end, adjusted for current year equity market performance. The estimated DRD is generally updated in the third quarter for the provision-to-filed-return adjustments, and in the fourth quarter based on current year ultimate mutual fund distributions and fee income from the Company’s variable insurance products. The actual current year DRD can vary from estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distributions from these mutual funds, amounts of short-term capital gains at the mutual fund level and the Company’s taxable income before the DRD. The 2006 provision-to-filed-return adjustment resulted in additional tax expense of $1. Additionally, during the third quarter, the Company decreased its estimated full year DRD benefit, based on unusually high year-to-date short term gains at the mutual fund level. The decrease in the full year estimate of the DRD benefit resulted in an $11 decrease in the third quarter DRD benefit related to a true-up of the first two quarters, which combined with the provision-to-filed return adjustment, resulted in a $12 decrease in the third quarter DRD benefit related to prior periods. The three and nine months ended September 30, 2006 included a tax benefit of $6 resulting from true-ups related to prior years’ tax returns.
In its Revenue Ruling 2007-61, issued on September 25, 2007, the IRS announced its intention to issue regulations with respect to certain computational aspects of the DRD on separate account assets held in connection with variable annuity contracts. Revenue Ruling 2007-61 suspended a revenue ruling issued in August 2007 that purported to change accepted industry and IRS interpretations of the statutes governing these computational questions. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other members of the public will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are unknown, but they could result in the elimination of some or all of the separate account DRD tax benefit that the Company receives. Management believes that it is highly likely that any such regulations would apply prospectively only. For the nine months ended September 30, 2007, the Company recorded a benefit of $115 related to the separate account DRD.
The Company receives a foreign tax credit (“FTC”) against its U.S. tax liability for foreign taxes paid by the Company including payments from its separate account assets. The separate account FTC is estimated for the current year using information from the most recent filed return, adjusted for the change in the allocation of separate account investments to the international equity markets during the current year. The actual current year FTC can vary from the estimates due to actual FTCs passed through by the mutual funds. The three months ended September 30, 2007 included $0 true-up related to prior years. The three months ended September 30, 2006 included a tax benefit of $11 related to prior period true-ups, comprised of $4 related to the first two quarters of 2006 and $7 related to a prior year.

The Company’s unrecognized tax benefits increased by $35 as a result of tax positions taken on the Company’s 2006 tax returns filed during the current period, bringing the total unrecognized tax benefits to $35. This entire amount, if it were recognized, would affect the effective tax rate.
Adoption of New Accounting Standards –
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

Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140
In February 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements 133 and 140” (“SFAS 155”). This statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and resolves issues addressed in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets”. SFAS 155: (a) permits fair value remeasurement for any hybrid financial instrument (asset or liability) that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, (e) eliminates restrictions on a qualifying special-purpose entity’s ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. SFAS 155 also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income statement impact of the changes in fair value of those instruments. The Company began applying SFAS 155 to all financial instruments acquired, issued or subject to a remeasurement event beginning January 1, 2007. SFAS 155 did not have an effect on the Company’s condensed consolidated financial condition and results of operations upon adoption on January 1, 2007.
Future Adoption of New Accounting Standards
Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). For financial statement elements currently required to be measured at fair value, this statement defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States, and enhances disclosures about fair value measurements. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS 157 provides guidance on how to measure fair value when required under existing accounting standards. The statement establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (“Level 1, 2 and 3”). Level 1 inputs are observable inputs that reflect quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. Level 2 inputs are observable inputs, other than quoted prices included in Level 1, for the asset or liability or prices for similar assets and liabilities. Level 3 inputs are unobservable inputs reflecting the reporting entity’s estimates of the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk). Quantitative and qualitative disclosures will focus on the inputs used to measure fair value for both recurring and non-recurring fair value measurements and the effects of the measurements in the financial statements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged only in the initial quarter of an entity’s fiscal year. The Company will adopt SFAS 157 on January 1, 2008, but has not yet quantified the impact. However, the Company has certain significant product riders, including the guaranteed minimum withdrawal benefit (“GMWB”), that are recorded using fair value. Under SFAS 133 and the related accounting literature on fair value that currently exists, prior to SFAS 157, when an estimate of fair value is made for liabilities where no market observable transactions exist for that liability or a similar liability, market risk margins are only included in the valuation if the margin is identifiable, measurable and significant. If a reliable estimate of market risk margins is not obtainable, the present value of expected cash flows, discounted at the risk free rate of interest, may be the best available estimate of fair value in the circumstances. Under SFAS 157, market risk margins will be required to be included in a fair value measurement even if they are not observable in the market. For example, under SFAS 157, fair value for GMWB, in the Company’s variable annuity products, will use significant Level 3 inputs including significant unobservable risk margins. As a result of applying the unobservable market inputs for risk margins, under SFAS 157, to our block of unreinsured GMWB business of $46.2 billion, as of September 30, 2007, the one time realized capital loss that could be recorded upon the adoption of SFAS 157 could materially reduce the Company’s 2008 net income. The Company has not quantified the actual increase in risk margins that will be required upon adoption of SFAS 157. However, the Company has quantified the effect on the valuation of GMWB arising from assumed risk margin changes. For example, if risk margins, including those estimated to represent unobservable market risk margins, included in the valuation of GMWB increased by 15 basis points, the Company would expect to record, on the date of adoption, a realized capital loss of approximately $170-$210, after the effect of DAC amortization and income taxes. If risk margins increased by 20 basis points the Company would record a realized capital loss of approximately $230-$280, after DAC amortization and taxes, and if risk margins increased by 30 basis points the Company would record a realized capital loss of approximately $365-$450, after DAC amortization and taxes. The amount of market risk margins that the Company will ultimately include in its valuation of GMWB under SFAS 157 is highly dependent upon market conditions at the date of adoption as well as in future periods. Realized gains and losses that will be recorded in future years are also likely to be more volatile than amounts recorded in prior years. In addition, adoption of SFAS 157 will result in a future reduction in new business variable annuity fee income as fees attributed to the embedded derivative will increase consistent with incorporating additional risk margins and other indicia of “exit value” in the valuation of the embedded derivative.

Amendment of FASB Interpretation No. 39
In April 2007, the FASB issued FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FSP FIN 39-1”). FSP FIN 39-1 amends FIN 39, “Offsetting of Amounts Related to Certain Contacts”, by permitting a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in the statement of financial position in accordance with FIN 39.  FSP FIN 39-1 also amends FIN 39 by modifying certain terms.  FSP FIN 39-1 is effective for reporting periods beginning after November 15, 2007, with early application permitted. The Company will early adopt on December 31, 2007, by electing to offset cash collateral against amounts recognized for derivative instruments under master netting arrangements.  The effects of applying FSP FIN 39-1 will be recorded as a change in accounting principle through retrospective application. The adoption of FSP FIN 39-1 is not expected to have a material impact on the Company’s results of operations or financial position.
Clarification of the Scope of the Audit and Accounting Guide “Investment Companies” and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies
In June 2007, the AICPA issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (“the Guide”). This statement also addresses whether the specialized industry accounting principles of the Guide should be retained by a parent company in consolidation or by an investor that has the ability to exercise significant influence over the investment company and applies the equity method of accounting to its investment in the entity. In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. SOP 07-1 is effective for fiscal years beginning on or after December 15, 2007, with earlier application encouraged; however, on October 17, 2007, the FASB agreed to propose a delay of the effective date of SOP 07-1. This SOP is not expected to have a material impact on the Company’s consolidated financial condition and results of operations.
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

The positive (negative) impact on realized gains and losses of the segments for allocated interest rate related realized gains and losses and the allocation of credit risk charges were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Retail
Realized gains (losses)	$5	$6	$13	$23
Credit risk fees	(5)	(6)	(18)	(19)
Retirement Plans
Realized gains (losses)	2	2	5	7
Credit risk fees	(2)	(3)	(6)	(7)
Institutional
Realized gains (losses)	6	4	15	12
Credit risk fees	(6)	(6)	(21)	(17)
Individual Life
Realized gains (losses)	—	2	1	7
Credit risk fees	(1)	(1)	(6)	(4)
Other
Realized gains (losses)	(13)	(14)	(34)	(49)
Credit risk fees	14	16	51	47

Total	$—	$—	$—	$—

Financial Measures and Other Segment Information
For further discussion of the types of products offered by each segment, see Note 2 of Notes to the Consolidated Financial Statements included in the Company’s 2006 Form 10-K Annual Report.
The measure of profit or loss used by the Company’s management in evaluating performance of its segments is net income.
The following tables represent summarized financial information concerning the Company’s segments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues
Retail	$741	$660	$2,166	$1,997
Retirement Plans	148	128	435	390
Institutional	824	422	1,881	1,296
Individual Life	264	250	800	756
Other	(226)	63	(179)	(21)

Total revenues	$1,751	$1,523	$5,103	$4,418

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net Income (Loss)
Retail	$342	$150	$659	$423
Retirement Plans	16	19	62	58
Institutional	36	21	93	68
Individual Life	60	44	142	129
Other	(164)	(3)	(294)	(95)

Total net income	$290	$231	$662	$583

Note 3. Investments and Derivative Instruments

	September 30, 2007				December 31, 2006
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Value

Bonds and Notes
Asset-backed securities (“ABS”)	$7,785	$19	$(317)	$7,487	$6,373	$38	$(44)	$6,367
Collateralized mortgage obligations (“CMOs”)
Agency backed	815	12	(4)	823	778	8	(5)	781
Non-agency backed	400	3	(2)	401	76	—	—	76
Commercial mortgage-backed securities (“CMBS”)
Agency backed	258	2	(1)	259	405	7	(1)	411
Non-agency backed	11,710	134	(313)	11,531	10,198	139	(67)	10,270
Corporate	21,710	758	(482)	21,986	21,982	911	(206)	22,687
Government/Government agencies
Foreign	477	37	(3)	511	568	44	(4)	608
United States	624	10	(1)	633	542	2	(5)	539
Mortgage-backed securities (“MBS”)
Agency backed	1,759	7	(30)	1,736	1,808	6	(31)	1,783
States, municipalities and political subdivisions	1,133	18	(31)	1,120	1,114	23	(15)	1,122
Redeemable preferred stock	2	—	—	2	2	—	—	2
Short-term	333	—	—	333	694	—	—	694

Total fixed maturities	$47,006	$1,000	$(1,184)	$46,822	$44,540	$1,178	$(378)	$45,340

As of September 30, 2007 and December 31, 2006, under terms of securities lending programs, the fair value of loaned securities was approximately $2.7 billion and $1.6 billion, respectively, and was included in fixed maturities in the condensed consolidated balance sheets.
Variable Interest Entities
During the nine months ended September 30, 2007, the Company invested $97 in two newly established collateralized debt obligations (CDOs) where the Company is not the primary beneficiary and is therefore not required to consolidate these variable interest entities. Hartford Investment Management Company (“HIMCO”), a wholly-owned subsidiary of The Hartford, serves as collateral manager to the CDOs, which coupled with the Company’s investment, constitutes a significant involvement in the VIEs. The Company’s maximum exposure to loss is limited to its direct investment in those structures. Creditors have recourse only to the assets of the CDOs and not to the general credit of the Company. The Company’s maximum exposure to loss from consolidated and non-consolidated CDO VIEs managed by HIMCO was $356 as of September 30, 2007.

Derivative Instruments
The Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards, futures and options to achieve one of four Company approved objectives: to hedge risk arising from interest rate, equity market, credit spreads including issuer defaults, price or currency exchange rate risk or volatility; to manage liquidity; to control transaction costs; or to enter into replication transactions.
On the date the derivative contract is entered into, the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability (“fair-value” hedge), (2) a hedge of the variability of cash flows of a forecasted transaction or of amounts to be received or paid related to a recognized asset or liability (“cash-flow” hedge), (3) a foreign-currency fair-value or cash-flow hedge (“foreign-currency” hedge), (4) a hedge of a net investment in a foreign operation (“net investment” hedge) or (5) held for other investment and/or risk management purposes, which primarily involve managing asset or liability related risks that do not qualify for hedge accounting.
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
Derivative instruments are recorded in the condensed consolidated balance sheets at fair value. Asset and liability values are determined by calculating the net position for each derivative counterparty by legal entity and are presented as follows:

	September 30, 2007		December 31, 2006
	Asset	Liability	Asset	Liability
	Values	Values	Values	Values

Other investments	$313	$—	$272	$—
Reinsurance recoverables	80	—	—	22
Other policyholder funds and benefits payable	8	408	172	—
Consumer notes	—	26	—	1
Other liabilities	—	605	—	590

Total	$401	$1,039	$444	$613

The following table summarizes the notional amount and fair value of derivatives by hedge designation as of September 30, 2007, and December 31, 2006. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and are not necessarily reflective of credit risk. The fair value amounts of derivative assets and liabilities are presented on a net basis in the following table.

	September 30, 2007		December 31, 2006
	Notional		Notional
	Amount	Fair Value	Amount	Fair Value

Cash-flow hedge	$5,044	$(338)	$5,980	$(337)
Fair-value hedge	4,473	23	3,795	(2)
Other investment and risk management activities	115,066	(323)	80,168	170

Total	$124,583	$(638)	$89,943	$(169)

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

The decrease in net fair value of derivative instruments since December 31, 2006 was primarily related to decreases in fair value of the GMWB rider embedded derivative and related hedging derivatives, the internal reinsurance contract associated with GMIB, and credit derivatives, partially offset by the Japanese fixed annuity hedging instruments. The GMWB rider embedded derivative decreased in value primarily due to liability model assumption updates and modeling refinements made during both the second and third quarters, including those for dynamic lapse behavior and correlations of market returns across underlying indices, as well as other assumption updates made during the second quarter to reflect newly reliable market inputs for volatility. The internal reinsurance contract associated with GMIB decreased in value primarily as a result of liability model refinements. For further discussion of the internal reinsurance of the GMIB product, which is accounted for as a free standing derivative, refer to Note 5 and Note 9 of Notes to Condensed Consolidated Financial Statements. Credit derivatives, including credit default swaps, CMBS index swaps, and bank loan total return swaps, declined in value due to credit spreads widening. Deterioration in the U.S. housing sector, illiquidity in global commercial paper markets, and weakness in the broad bank and finance industries, all contributed to substantial spread widening in credit derivatives and structured credit products during the quarter. The Japanese fixed annuity contract hedging instruments increased in value primarily due to appreciation of the Japanese yen in comparison to the U.S. dollar.
During the nine months ended September 30, 2007, the Company entered into two customized swap contracts to hedge certain risk components for the remaining term of certain blocks of non-reinsured GMWB riders. These customized derivative contracts provide protection from capital markets risks based on policyholder behavior assumptions as specified by the Company. As of September 30, 2007, these swaps had a notional value of $13.4 billion and a market value of $8. Due to the significance of the non-observable inputs associated with pricing these derivatives, the initial difference between the transaction price and modeled value was deferred in accordance with EITF No. 02-3 “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” and included in Other Assets in the Condensed Consolidated Balance Sheets. The deferred loss of $51 will be recognized in retained earnings upon adoption of SFAS 157 or in net income if the non-observable inputs in the derivative prices become observable prior to the adoption of SFAS 157. In addition, any change in value of the swaps due to the initial adoption of SFAS 157 will also be recorded in retained earnings with subsequent changes in fair value recorded in net income.
For the three and nine months ended September 30, 2007, after-tax net gains (losses) representing the total ineffectiveness of all cash-flow hedges were $1 and less than $1, respectively. For the three and nine months ended September 30, 2006, after-tax net losses representing the total ineffectiveness of all cash-flow hedges were $(2) and $(12), respectively. For the three and nine months ended September 30, 2007, after-tax net losses representing the total ineffectiveness of all fair-value hedges were $1 and $(2), respectively. For the three and nine months ended September 30, 2006, after-tax net gains representing the total ineffectiveness of all fair-value hedges were $1.
The total change in value for derivative-based strategies that do not qualify for hedge accounting treatment (“non-qualifying strategies”), including periodic derivative net coupon settlements, are reported in net realized capital gains (losses). These non-qualifying strategies resulted in after-tax net losses of $(98) and $(264), respectively, for the three and nine months ended September 30, 2007. For the three and nine months ended September 30, 2007, net losses were primarily comprised of net losses on the GMWB rider embedded derivative, net losses on credit derivatives, and net losses associated with the internal reinsurance of GMIB. The net losses on the GMWB rider embedded derivative were primarily due to liability model assumption updates and modeling refinements made during both the second and third quarters, including those for dynamic lapse behavior and correlations of market returns across underlying indices, as well as other assumption updates made during the second quarter to reflect newly reliable market inputs for volatility. The net losses on credit derivatives, including credit default swaps, CMBS index swaps, and bank loan total return swaps, were due to credit spreads widening. The net losses associated with the internal reinsurance of GMIB for the three months ended September 30, 2007 were primarily driven by a decline in interest rates, while net losses for the nine months ended September 30, 2007, were primarily a result of liability model refinements. For the three months ended September 30, 2007, the net losses were partially offset by net gains on the Japanese fixed annuity hedging instruments primarily due to the Japanese yen appreciating against the U.S. dollar.

For the three and nine months ended September 30, 2006, non-qualifying strategies resulted in after-tax net losses of $(44) and $(139), respectively. For the three months ended September 30, 2006, losses were predominantly comprised of losses on the reinsurance of GMIB, net losses associated with GMWB rider and hedging derivatives primarily driven by modeling refinements, and net losses on non-qualifying currency derivatives primarily due to the weakening of the U.S. dollar compared to other major currencies, partially offset by net gains on the Japanese fixed annuity hedging instruments primarily due to the Japanese yen strengthening against the U.S. dollar. For the nine months ended September 30, 2006, losses were largely comprised of losses on the reinsurance of GMIB, net losses on GMWB rider and hedging derivatives primarily driven by modeling refinements, losses on non-qualifying interest rate derivatives due to an increase in interest rates, and net losses on the Japanese fixed annuity hedging instruments primarily due to an increase in Japan interest rates.
As of September 30, 2007, the after-tax deferred net (losses) on derivative instruments recorded in accumulated other comprehensive income (loss) (“AOCI”) that are expected to be reclassified to earnings during the next twelve months are $(17). This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is twenty-four months. For the three and nine months ended September 30, 2007 and 2006, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
Note 4. Deferred Policy Acquisition Costs and Present Value of Future Profits
Unlock Results
During the third quarter of 2007, the Company completed a comprehensive study of assumptions underlying estimated gross profits (“EGPs”), resulting in an “unlock”. The study covered all assumptions, including mortality, lapses, expenses and separate account returns, in substantially all product lines. The new best estimate assumptions were applied to the current in-force to project future gross profits. The after-tax impact on the Company’s assets and liabilities as a result of the unlock during the third quarter of 2007 was as follows:

		Unearned	Death	Sales
Segment	DAC and	Revenue	Benefit	Inducement
After-tax (charge) benefit	PVFP	Reserves	Reserves [1]	Assets	Total

Retail	$198	$(5)	$(4)	$9	$198
Retirement Plans	(9)	—	—	—	(9)
Institutional	1	—	—	—	1
Individual Life	24	(8)	—	—	16
Other	(17)	—	—	—	(17)

Total	$197	$(13)	$(4)	$9	$189

[1]	As a result of the unlock, death benefit reserves, in Retail, decreased $4, pre-tax, offset by a decrease of $10, pre-tax, in reinsurance recoverables.

Changes in deferred policy acquisition costs and present value of future profits is as follows:

	2007	2006

Balance, January 1, before cumulative effect of accounting change, pre-tax	$7,334	$7,101
Cumulative effect of accounting change, pre-tax (SOP 05-1) [1]	(20)	—

Balance, January 1, as adjusted	7,314	7,101
Deferred costs	1,057	984

Amortization – Deferred policy acquisition costs and present value of future profits	(636)	(682)

Amortization – Unlock, pre-tax	302	—

Adjustments to unrealized gains and losses on securities available-for-sale and other	172	63

Balance, September 30	$8,209	$7,466

[1]	The Company’s cumulative effect of accounting change includes an additional $(1), pre-tax, related to sales inducements
Note 5. Separate Accounts, Death Benefits and Living Benefit Features
The Company records the variable portion of individual variable annuities, 401(k), institutional, 403(b)/457, private placement life and variable life insurance products within separate account assets and liabilities, which are reported at fair value. Separate account assets are segregated from other investments. Investment income and gains and losses from those separate account assets, which accrue directly to, and whereby investment risk is borne by the policyholder, are offset by the related liability changes within the same line item in the condensed consolidated statements of income. The fees earned for administrative and contract holder maintenance services performed for these separate accounts are included in fee income. For the three and nine months ended September 30, 2007 and 2006 there were no gains or losses on transfers of assets from the general account to the separate account.
Many of the variable annuity contracts issued by the Company offer various guaranteed minimum death and withdrawal benefits. Guaranteed minimum death benefits are offered in various forms as described in further detail throughout this Note. The Company currently reinsures a significant portion of the death benefit guarantees associated with its in-force block of business. The Company also assumes, through reinsurance, minimum death, income, and accumulation benefits offered by an affiliate. For additional information related to the risk associated with reinsurance of these benefits see Note 9. Changes in the gross guaranteed minimum death benefit (“GMDB”) liability balance sold with annuity products are as follows:

GMDB [1]

Liability balance as of December 31, 2006	$476
Incurred	108
Unlock	(4)
Paid	(67)

Liability balance as of September 30, 2007	$513

[1]	The reinsurance recoverable asset related to the GMDB was $319 as of September 30, 2007.

GMDB [1]

Liability balance as of December 31, 2005	$158
Incurred	93
Paid	(84)

Liability balance as of September 30, 2006	$167

[1]	The reinsurance recoverable asset related to the GMDB was $32 as of September 30, 2006.

The net GMDB liability is established by estimating the expected value of net reinsurance costs and death benefits in excess of the projected account balance. The excess death benefits and net reinsurance costs are recognized ratably over the accumulation period based on total expected assessments. The GMDB liabilities are recorded in reserves for future policy benefits on the Company’s condensed consolidated balance sheets. Changes in the GMDB liability are recorded in benefits, losses and loss adjustment expenses on the Company’s condensed consolidated statements of income. In a manner consistent with the Company’s accounting policy for deferred acquisition costs, the Company regularly evaluates estimates used and adjusts the additional liability balances, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. As described in the Unlock Results within Note 4, the Company unlocked its assumptions related to GMDB during the third quarter of 2007.
The following table provides details concerning GMDB exposure directly written by the Company:

Breakdown of Variable Annuity Account Value by GMDB Type at September 30, 2007
				Weighted
			Retained Net	Average
	Account	Net Amount	Amount	Attained Age
Maximum anniversary value (MAV) [1]	Value	at Risk	at Risk	of Annuitant

MAV only	$50,944	$3,138	$280	65
With 5% rollup [2]	3,626	249	51	64
With Earnings Protection Benefit Rider (EPB) [3]	5,765	603	95	62
With 5% rollup & EPB	1,408	170	33	64

Total MAV	61,743	4,160	459
Asset Protection Benefit (APB) [4]	43,053	135	70	62
Lifetime Income Benefit (LIB) [5]	9,034	27	27	62
Reset [6] (5-7 years)	6,541	87	87	66
Return of Premium [7] /Other	10,572	28	27	55

Total	$130,943	$4,437	$670	63

[1]	MAV: the death benefit is the greatest of current account value, net premiums paid and the highest account value on any anniversary before age 80 (adjusted for withdrawals).

[2]	Rollup: the death benefit is the greatest of the MAV, current account value, net premium paid and premiums (adjusted for withdrawals) accumulated at generally 5% simple interest up to the earlier of age 80 or 100% of adjusted premiums.

[3]	EPB: the death benefit is the greatest of the MAV, current account value, or contract value plus a percentage of the contract’s growth. The contract’s growth is account value less premiums net of withdrawals, subject to a cap of 200% of premiums net of withdrawals.

[4]	APB: the death benefit is the greater of current account value or MAV, not to exceed current account value plus 25% times the greater of net premiums and MAV (each adjusted for premiums in the past 12 months).

[5]	LIB: the death benefit is the greatest of the current account value or MAV, net premiums paid, or a benefit amount that ratchets over time, generally based on market performance.

[6]	Reset: the death benefit is the greatest of the current account value, net premiums paid and the most recent five to seven year anniversary account value before age 80 (adjusted for withdrawals).

[7]	Return of premium: the death benefit is the greater of current account value and net premiums paid.
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

The GMWB represents an embedded derivative in the variable annuity contracts that is required to be reported separately from the host variable annuity contract. The GMIB and GMAB reinsurance represent free-standing derivatives and are carried at fair value and reported in other policyholder funds. The fair value of the GMWB, GMIB and GMAB obligations are calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. Because of the dynamic and complex nature of these cash flows, best estimate assumptions and stochastic techniques under a variety of market return scenarios are used. Estimating these cash flows involves numerous estimates including those regarding expected market rates of return, market volatility, correlations of market returns and discount rates. At each valuation date, the Company assumes expected returns based on risk-free rates as represented by the current LIBOR forward curve rates; market volatility assumptions for each underlying index based primarily on a blend of observed market “implied volatility”; correlations of market returns across underlying indices based on actual observed market returns and relationships over the ten years preceding the valuation date; and current risk-free spot rates as represented by the current LIBOR spot curve to determine the present value of expected future cash flows produced in the stochastic projection process. As markets change, mature and evolve and actual policyholder behavior emerges, management continually evaluates the appropriateness of its assumptions. In addition, management regularly evaluates the valuation model, incorporating emerging valuation techniques where appropriate, including drawing on the expertise of market participants and valuation experts. Most recently, during the second quarter of 2007, the Company reflected newly reliable market inputs for volatility on Standard and Poor’s (“S&P”) 500, National Association of Securities Dealers Automated Quotations (‘NASDAQ”) and Europe, Australasia and Far East (“EAFE”) index options.
As of September 30, 2007 and December 31, 2006, the embedded derivative (liability) asset recorded for GMWB, before reinsurance or hedging, was $(407) and $53, respectively. For the nine months ended September 30, 2007 and, 2006, the change in value of the GMWB, before reinsurance and hedging, reported in realized gains (losses) was $(389) and $83, respectively. Included in the realized gain (loss) for the nine months ended September 30, 2007 and 2006, were liability model refinements, changes in policyholder behavior assumptions and changes in other assumptions to reflect newly reliable market inputs for volatility of a net $(268) and $(4), respectively. For the three months ended September 30, 2007 and 2006, the change in value of the GMWB, before reinsurance and hedging, reported in realized gains (losses) was $(327) and $(12), respectively. Included in the realized gain (loss) for the three months ended September 30, 2007 and 2006 were liability model refinements, changes in policyholder behavior assumptions, and changes in other assumptions of a net $(122) and $14, respectively.
As of September 30, 2007 and December 31, 2006, $46.2 billion, or 81%, and $37.3 billion, or 77%, respectively, of account value representing substantially all of the contracts written after July 2003 with the GMWB feature, were unreinsured. In order to minimize the volatility associated with the unreinsured GMWB liabilities, the Company has established a risk management strategy. During the second and third quarter of 2007, as part of the Company’s risk management strategy, the Company purchased two customized swap contracts which hedge certain risk components associated with $13.4 billion of notional value of the GMWB liability. These customized derivative contracts provide protection from capital markets risks based on policyholder behavior assumptions as specified by the Company. The Company also uses other derivative instruments to hedge its unreinsured GMWB exposure including interest rate futures, S&P 500 and NASDAQ index options and futures contracts and EAFE Index swaps to hedge GMWB exposure to international equity markets. The total (reinsured and unreinsured) GRB as of September 30, 2007 and December 31, 2006 was $42.8 billion and $37.8 billion, respectively.
A contract is ‘in the money’ if the contract holder’s GRB is greater than the account value. For contracts that were ‘in the money’ the Company’s exposure, as of September 30, 2007 and December 31, 2006, was $11 and $8, respectively. However, the only ways the contract holder can monetize the excess of the GRB over the account value of the contract is upon death or if their account value is reduced to zero through a combination of a series of withdrawals that do not exceed a specific percentage of the premiums paid per year and market declines. If the account value is reduced to zero, the contract holder will receive a period certain annuity equal to the remaining GRB. As the amount of the excess of the GRB over the account value can fluctuate with equity market returns on a daily basis, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than $11.

Note 6. Commitments and Contingencies
Litigation
The Company is involved in claims litigation arising in the ordinary course of business, both as a liability insurer defending or providing indemnity for third-party claims brought against insureds and as an insurer defending coverage claims brought against it. The Company accounts for such activity through the establishment of unpaid loss and loss adjustment expense reserves. Management expects that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to the condensed consolidated financial condition, results of operations or cash flows of the Company.

The Company is also involved in other kinds of legal actions, some of which assert claims for substantial amounts. These actions include, among others, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, improper sales practices in connection with the sale of life insurance and other investment products; and improper fee arrangements in connection with mutual funds and structured settlements. The Company also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to the consolidated financial condition of the Company. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated results of operations or cash flows in particular quarterly or annual periods.
Broker Compensation Litigation —Following the New York Attorney General’s filing of a civil complaint against Marsh & McLennan Companies, Inc., and Marsh, Inc. (collectively, “Marsh”) in October 2004 alleging that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them, private plaintiffs brought several lawsuits against The Hartford predicated on the allegations in the Marsh complaint, to which The Hartford was not party. Among these is a multidistrict litigation in the United States District Court for the District of New Jersey. There are two consolidated amended complaints filed in the multidistrict litigation, one related to conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. The Company is named in the group benefits products complaint. The complaints assert, on behalf of a putative class of persons who purchased insurance through broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group benefits products complaint, claims under ERISA. The claims are predicated upon allegedly undisclosed or otherwise improper payments of contingent commissions to the broker defendants to steer business to the insurance company defendants. The district court has dismissed the Sherman Act and RICO claims in both complaints for failure to state a claim. The district court further has declined to exercise supplemental jurisdiction over the state law claims in the property-casualty insurance complaint, has dismissed those state law claims without prejudice, and has closed the property-casualty insurance case. The plaintiffs have appealed the dismissal of the Sherman Act and RICO claims in the property-casualty insurance case. The defendants have filed motions for summary judgment on the ERISA claims in the group benefits products complaint. Those motions remain pending.
Regulatory Developments
On July 23, 2007, The Hartford entered into an agreement (the “Agreement”) with the New York Attorney General’s Office, the Connecticut Attorney General’s Office, and the Illinois Attorney General’s Office to resolve (i) the previously disclosed investigations by these Attorneys General regarding, among other things, The Hartford’s compensation agreements with brokers, alleged participation in arrangements to submit inflated bids, sale of fixed and individual annuities used to fund structured settlements, and marketing and sale of individual and group variable annuity products and (ii) the previously disclosed investigation by the New York Attorney General’s Office of aspects of The Hartford’s variable annuity and mutual fund operations related to market timing. In light of the Agreement, the Staff of the Securities and Exchange Commission has informed The Hartford that it has determined to conclude its previously disclosed investigation into market timing without taking any action. Under the terms of the Agreement, The Hartford paid $115, of which $84 represents restitution for market timing, $5 represents restitution for issues relating to the compensation of brokers, and $26 is a civil penalty.

Hartford Life recorded charges of $54, after-tax, in the aggregate, none of which was attributed to the Company, through the first quarter of 2007 to establish a reserve for the market timing matters and, based on the settlement discussed above, Hartford Life recorded an additional charge of $21, after-tax, in the second quarter of 2007. In the second quarter of 2007, $75, after-tax, representing all of the charges that had been recorded at Hartford Life, was attributed to and recorded at the Company.
Note 7. Stock Compensation Plans
Hartford Life’s employees are included in The Hartford 2005 Incentive Stock Plan and The Hartford Employee Stock Purchase Plan.
The Hartford has two primary stock-based compensation plans. Shares issued in satisfaction of stock-based compensation may be made available from authorized but unissued shares, shares held by The Hartford in treasury or from shares purchased in the open market. The Hartford typically issues new shares in satisfaction of stock-based compensation. The Company was allocated compensation expense of $8 and $7 for the nine months ended September 30, 2007 and 2006, respectively. The Company’s income tax benefit recognized for stock-based compensation plans was $3 and $2 for the nine months ended September 30, 2007 and 2006, respectively. The Company did not capitalize any cost of stock-based compensation.
Note 8. Debt
Consumer Notes
As of September 30, 2007, and December 31, 2006, $723 and $258, respectively, of consumer notes had been issued. As of September 30, 2007, these consumer notes have interest rates ranging from 4.7% to 6.3% for fixed notes and, for variable notes, either consumer price index plus 175 to 267 basis points or indexed to the S&P 500, Dow Jones Industrials or the Nikkei 225. For the three and nine months ended September 30, 2007, interest credited to holders of consumer notes was $10 and $21, respectively.
Note 9. Transactions with Affiliates
Transactions of the Company with Hartford Fire Insurance Company, Hartford Holdings and its affiliates relate principally to tax settlements, reinsurance, insurance coverage, rental and service fees, payment of dividends and capital contributions. In addition, an affiliated entity purchased group annuity contracts from the Company to fund structured settlement periodic payment obligations assumed by the affiliated entity as part of claims settlements with property casualty insurance companies and self-insured entities. As of September 30, 2007 and December 31, 2006 the Company had $4.6 billion and $3.8 billion of reserves for claim annuities purchased by affiliated entities. For the nine months ended September 30, 2007 and 2006, the Company recorded earned premiums of $370 and $217 for these intercompany claim annuities. For the three months ended September 30, 2007 and 2006, the Company recorded earned premiums of $105 and $39 for these intercompany claim annuities. Substantially all general insurance expenses related to the Company, including rent and employee benefit plan expenses, are initially paid by The Hartford. Direct expenses are allocated to the Company using specific identification, and indirect expenses are allocated using other applicable methods. Indirect expenses include those for corporate areas which, depending on type, are allocated based on either a percentage of direct expenses or on utilization.
Hartford Life sells fixed market value adjusted (“MVA”) annuity products to customers in Japan. The yen based MVA product is written by HLIKK, a wholly owned Japanese subsidiary of Hartford Life and subsequently reinsured to the Company. As of September 30, 2007 and December 31, 2006, $1.8 billion and $1.7 billion, respectively, of the account value had been assumed by the Company.

Effective August 31, 2005, HLAI entered into a reinsurance agreement with HLIKK (the “Reinsurance Agreement”). Through the Reinsurance Agreement, HLIKK agreed to cede and HLAI agreed to reinsure 100% of the risks associated with the in-force and prospective GMIB riders issued by HLIKK on its variable annuity business.
Effective July 31, 2006, the Reinsurance Agreement was modified to include the GMDB on covered contracts that have an associated GMIB rider. The modified reinsurance agreement applies to all contracts, GMIB riders and GMDB riders in-force and issued as of July 31, 2006 and prospectively, except for policies and GMIB riders issued prior to April 1, 2005, which were recaptured. Additionally, a tiered reinsurance premium structure was implemented. On the date of the recapture, HLAI forgave the reinsurance derivative asset of $110 and paid HLIKK $38. The net result of the recapture was recorded as a dividend of $93, after-tax. GMIB riders issued by HLIKK subsequent to April 1, 2005 continue to be reinsured by HLAI.
While the form of the Reinsurance Agreement between HLAI and HLIKK for GMIB business is reinsurance, in substance and for accounting purposes the agreement is a free standing derivative. As such, the Reinsurance Agreement for GMIB business is recorded at fair value on the Company’s balance sheet, with prospective changes in fair value recorded in earnings.
The initial fair value of the derivative associated with new business will be recorded as an in substance capital contribution or distribution between these related parties. As of September 30, 2007 and December 31, 2006, the fair value of the GMIB reinsurance derivative was an asset of $7 and $119, respectively. During the three and nine months ended September 30, 2007 the Company recorded a net capital contribution (dividend) of $(2) and $20 and a pre-tax realized loss of $63 and $93, representing the change in fair value of the GMIB reinsurance derivative. During the three and nine months ended September 30, 2006, the Company recorded a net capital contribution (dividend) of $(91) and $66 (including the net result of the recapture) and a pre-tax realized loss of $59 and $87, representing the change in fair value of the GMIB reinsurance derivative.
Effective September 30, 2007, HLAI entered into another reinsurance agreement where HLIKK agreed to cede and HLAI agreed to reinsure 100% of the risks associated with the in-force and prospective GMAB, GMIB and GMDB riders issued by HLIKK on certain of its variable annuity business. The reinsurance of the GMAB riders is accounted for as a free-standing derivative in accordance with SFAS 133. Accordingly, the reinsurance of the GMAB is recorded at fair value on the Company’s balance sheet, with prospective changes in fair value recorded in earnings.
The methodology for calculating the value of the reinsurance derivative’s for GMIB and GMAB are consistent with the methodology used by the Company in valuing the guaranteed minimum withdrawal benefit rider sold with U.S. variable annuities. The calculation uses risk neutral Japanese capital market assumptions and includes estimates for dynamic policyholder behavior. The resulting reinsurance derivative value in Japanese Yen is converted to U.S. dollars at the spot rate. Should actual policyholder behavior or capital markets experience emerge differently from these estimates, the resulting impact on the value of the reinsurance derivative could be material to the results of operations.
The contracts underlying the GMIB and GMAB reinsurance contracts are ‘in the money’ if the contract holder’s GRB is greater than the account value. For contracts that were ‘in the money’ the Company’s exposure related to GMIB and GMAB, as of September 30, 2007 and December 31, 2006, was $43 and $0, respectively. However, for GMIB’s, the only way the contract holder can monetize the excess of the GRB over the account value of the contract is upon annuitization and the amount to be paid by the Company either will be in the form of a lump sum, or over the annuity period for certain GMIB’s or over the annuity period only for other GMIB’s. For GMAB’s the only way the contract holder can monetize the excess of the GRB over the account value of the contract is through a lump sum payment after a ten year waiting period. As the amount of the excess of the GRB over the account value can fluctuate with equity market returns on a daily basis, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more than $43.

The Reinsurance Agreement for GMDB business is accounted for under SOP 03-1 “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”). As of September 30, 2007 the liability for the assumed reinsurance of the GMDB and the net amount at risk was $3 and $28, respectively. As of December 31, 2006 the liability for the assumed reinsurance of the GMDB and the net amount at risk was immaterial.
The Company has issued a guarantee to retirees and vested terminated employees (“Retirees”) of The Hartford Retirement Plan for U.S. Employees (“the Plan”) who retired or terminated prior to January 1, 2004. The Plan is sponsored by The Hartford. The guarantee is an irrevocable commitment to pay all accrued benefits which the Retiree or the Retiree’s designated beneficiary is entitled to receive under the Plan in the event the Plan assets are insufficient to fund those benefits and The Hartford is unable to provide sufficient assets to fund those benefits. The Company believes that the likelihood that payments will be required under this guarantee is remote.
Note 10. Sale of Affiliate
On March 2, 2006, the Company completed the sale of Servus Life Insurance Company to XL Life and Annuity Holding Company and received cash in the amount of approximately $15.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in millions, unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Hartford Life Insurance Company and its subsidiaries (“Hartford Life Insurance Company”, “Life” or the “Company”) as of September 30, 2007, compared with December 31, 2006, and its results of operations for the three and nine months ended September 30, 2007 compared to the comparable period in 2006. This discussion should be read in conjunction with the MD&A in Hartford Life Insurance Company’s 2006 Form 10-K Annual Report. Certain reclassifications have been made to prior year financial information to conform to the current year presentation.
Certain of the statements contained herein are forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company’s control and have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in Part I, Item 1A, Risk Factors as described in the Company’s 2006 Form 10-K Annual Report. These factors include: the possible occurrence of terrorist attacks; the response of reinsurance companies under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect the Company against losses; changes in the financial and capital markets including changes in interest rates, credit spreads, equity prices and foreign exchange rates; the inability to effectively mitigate the impact of equity market volatility on the Company’s financial position and results of operations arising from obligations under annuity product guarantees; the incidence and severity of catastrophes, both natural and man-made; stronger than anticipated competitive activity; unfavorable judicial or legislative developments; the potential effect of domestic and foreign regulatory developments, including those which could increase the Company’s business costs and required capital levels; the possibility of general economic and business conditions that are less favorable than anticipated; the Company’s ability to distribute its products through distribution channels, both current and future; a downgrade in the Company’s financial strength or credit ratings; the ability of the Company’s subsidiaries to pay dividends to the Company; the ability to recover the Company’s systems and information in the event of a disaster or other unanticipated event; potential for difficulties arising from outsourcing relationships; potential changes in Federal or State tax laws, including changes impacting the availability of the separate account dividends received deduction and other factors described in such forward-looking statements.
INDEX

Overview	25
Critical Accounting Estimates	26
Consolidated Results of Operations	33
Retail	35
Retirement Plans	36
Institutional	37
Individual Life	38
Other	39
Investments	40
Investment Credit Risk	44
Capital Resources and Liquidity	53
Impact of New Accounting Standards	54
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

The Company includes in an Other category its leveraged PPLI product line of business; corporate items not directly allocated to any of its reportable operating segments; net realized capital gains and losses on fixed maturity sales generated from movements in interest rates, less amortization of those gains or losses back to the reportable segments; net realized capital gains and losses generated from credit related events, less a credit risk fee charged to the reportable segments; net realized capital gains and losses from non-qualifying derivative strategies (including embedded derivatives) and interest rate risk generated from deposits of the assumed yen based fixed annuity from Hartford Life, other than the net periodic coupon settlements on credit derivatives, which are allocated to the reportable segments; intersegment eliminations, guaranteed minimum income benefit (“GMIB’), guaranteed minimum death benefit (“GMDB”) and guaranteed minimum accumulation benefit (“GMAB”) reinsurance assumed from Hartford Life Insurance KK (“HLIKK”), a related party and subsidiary of Hartford Life, as well as certain group benefit products, including group life and group disability insurance that is directly written by the Company and for which nearly half is ceded to its parent, HLA. For a discussion of segment allocations, see Note 2 of Notes to the Consolidated Financial Statements included in Hartford Life Insurance Company’s 2006 Form 10-K Annual Report.
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
The deferred policy acquisition costs asset and present value of future profits (“PVFP”) intangible asset (hereafter, referred to collectively as “DAC”) related to investment contracts and universal life-type contracts (including variable annuities) are amortized over the estimated life of the contracts acquired using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of estimated gross profits (“EGPs”). EGPs are also used to amortize other assets and liabilities on the Company’s balance sheet, such as sales inducement assets and unearned revenue reserves (“URR”). Components of EGPs are used to determine reserves for guaranteed minimum death and income benefits. At September 30, 2007 and December 31, 2006, the carrying value of the Company’s DAC asset was $8.2 billion and $7.3 billion, respectively. At September 30, 2007, the sales inducement, unearned revenue reserves, and guaranteed minimum death benefit (“GMDB”) balances were $437, $984 and $513, respectively. At December 31, 2006, the sales inducement, unearned revenue reserves and GMDB balances were $390, $751 and $476, respectively.

For most contracts, the Company evaluates EGPs over a 20 year horizon as estimated profits emerging subsequent to year 20 are immaterial. The Company uses other amortization bases for amortizing DAC, such as gross costs (net of reinsurance), as a replacement for EGPs when EGPs are expected to be negative for multiple years of the contract’s life. Actual gross profits, in a given reporting period, that vary from management’s initial estimates result in increases or decreases in the rate of amortization, commonly referred to as a “true-up”, which are recorded in the current period. The true-up recorded for the three months ended September 30, 2007 was an increase to amortization of $4 and a decrease of $3 for the nine months ended September 30, 2007. The true-up recorded for the three and nine months ended September 30, 2006 was an increase to amortization of $17 and $39, respectively.
Each year, the Company develops future EGPs for the products sold during that year. The EGPs for products sold in a particular year are aggregated into cohorts. Future gross profits are projected for the estimated lives of the contracts, and are, to a large extent, a function of future account value projections for individual variable annuity products and to a lesser extent for variable universal life products. The projection of future account values requires the use of certain assumptions. The assumptions considered to be important in the projection of future account value, and hence the EGPs, include separate account fund performance, which is impacted by separate account fund mix, less fees assessed against the contract holder’s account balance, surrender and lapse rates, interest margin, mortality and hedging costs. The assumptions are developed as part of an annual process and are dependent upon the Company’s current best estimates of future events. The Company’s current separate account return assumption is approximately 8% (after fund fees, but before mortality and expense charges).
Estimating future gross profits is a complex process requiring considerable judgment and the forecasting of events well into the future. The estimation process, the underlying assumptions and the resulting EGPs, are evaluated regularly.
Upon completion of an assumption study, the Company revises its assumptions to reflect its current best estimate, thereby changing its estimate of projected account values and the related EGPs in the DAC, sales inducement and unearned revenue reserve amortization models as well as the guaranteed minimum death benefit reserving models. The DAC asset, as well as the sales inducement asset, unearned revenue reserves and guaranteed minimum death benefit reserves are adjusted with an offsetting benefit or charge to income to reflect such changes in the period of the revision, a process known as “unlocking”. An unlock that results in an after-tax benefit generally occurs as a result of actual experience or future expectations of product profitability being favorable compared to previous estimates. An unlock that results in an after-tax charge generally occurs as a result of actual experience or future expectations of product profitability being unfavorable compared to previous estimates.
In addition to when a comprehensive assumption study is completed, revisions to best estimate assumptions used to estimate future gross profits are necessary when the EGPs in the Company’s models fall outside of an independently determined reasonable range of EGPs. The Company performs a quantitative process each quarter to determine the reasonable range of EGPs. This process involves the use of internally developed models, which run a large number of stochastically determined scenarios of separate account fund performance. Incorporated in each scenario are assumptions with respect to lapse rates, mortality, and expenses, based on the Company’s most recent assumption study. These scenarios are run for the Company’s individual variable annuity businesses and for the Company’s individual variable universal life business and are used to calculate statistically significant ranges of reasonable EGPs. The statistical ranges produced from the stochastic scenarios are compared to the present value of EGPs used in the Company’s models. If EGPs used in the Company’s models fall outside of the statistical ranges of reasonable EGPs, an “unlock” would be necessary. If EGPs used in the Company’s models fall inside of the statistical ranges of reasonable EGPs the Company will not solely rely on the results of the quantitative analysis to determine the necessity of an unlock. In addition, the Company considers, on a quarterly basis, other qualitative factors such as market, product, regulatory and policyholder behavior trends and may also revise EGPs if those trends are expected to be significant and were not or could not be included in the statistically significant ranges of reasonable EGPs.

Unlock and Sensitivity Analysis
As described above, during the third quarter of 2007, the Company completed a comprehensive study of assumptions underlying EGPs, resulting in an “unlock”). The study covered all assumptions, including mortality, lapses, expenses, hedging costs and separate account returns, in substantially all product lines. The new best estimate assumptions were applied to the current in-force to project future gross profits. The after-tax impact on the Company’s assets and liabilities as a result of the unlock during the third quarter of 2007 was as follows:

		Unearned
Segment		Revenue	Death Benefit	Sales Inducement
After-tax (charge) benefit	DAC and PVFP	Reserves	Reserves [1]	Assets	Total [2]
Retail	$198	$(5)	$(4)	$9	$198
Retirement Plans	(9)	—	—	—	(9)
Institutional	1	—	—	—	1
Individual Life	24	(8)	—	—	16
Other	(17)	—	—	—	(17)

Total	$197	$(13)	$(4)	$9	$189

[1]	As a result of the unlock, death benefit reserves, in Retail, decreased $4, pre-tax, offset by a decrease of $10,pre-tax, in reinsurance recoverables.

[2]	The following were the most significant contributors to the unlock amounts recorded during the third quarter of 2007:
•	Actual separate account returns were above our aggregated estimated return.

•	During the third quarter of 2007, the Company estimated gross profits using the mean of EGPs derived from a set of stochastic scenarios that have been calibrated to our estimated separate account return as compared to prior year where we used a single deterministic estimation. The impact of this change in estimation was a benefit of $20, after-tax, for variable annuities.

•	As part of its continual enhancement to its assumption setting processes and in connection with its assumption study, the Company included dynamic lapse behavior assumptions. Dynamic lapses reflect that lapse behavior will be different depending upon market movements. The impact of this assumption change along with other base lapse rate changes was an approximate benefit of $40, after-tax, for variable annuities.
As a result of the unlock in the third quarter of 2007, the Company expects the change in total Company DAC amortization to be immaterial
The Company performs sensitivity analyses with respect to the effect certain assumptions have on EGPs and the related DAC, sales inducement, unearned revenue reserve and guaranteed minimum death benefit reserve balances. Each of the sensitivities illustrated below are estimated individually, without consideration for any correlation among the key assumptions. Therefore, it would be inappropriate to take each of the sensitivity amounts below and add them together in an attempt to estimate volatility for the respective EGP-related balances in total. The following tables depict the estimated sensitivities for variable annuities:
Variable Annuities

(Increasing separate account returns and decreasing lapse rates generally	Effect on EGPrelated
result in benefits. Decreasing separate account returns and increasing lapse	balances if unlocked
rates generally result in charges.)	(after-tax) [1]
If actual separate account returns were 1% above or below our aggregated estimated return	$15 - $30 [3]
If actual lapse rates were 1% above or below our estimated aggregate lapse rate	$10 - $25 [2]
If we changed our future separate account return rate by 1% from our aggregated estimated future return	$80 - $100
If we changed our future lapse rate by 1% from our estimated aggregate future lapse rate	$70 - $90 [2]

[1]	These sensitivities are reflective of the results of our 2007 assumption studies. The Company’s EGP models assume that separate account returns are earned linearly and that lapses occur linearly (except for certain dynamic lapse features) throughout the year. Similarly, the sensitivities assume that differential separate account and lapse rates are linear and parallel and persist for one year from the date of our third quarter unlock, which reflects all inforce and account value data as of July 31, 2007, including the corresponding market levels, allocation of funds, policyholder behavior and actuarial assumptions at that same date. These sensitivities are not perfectly linear nor perfectly symmetrical for increases and decreases and are most accurate for small changes in assumptions. As such, extrapolating results over a wide range will decrease the accuracy of the sensitivities’ predictive ability. Sensitivity results are, in part, based on the current “in-the-moneyness” of various guarantees offered with the products. Future market conditions could significantly change the sensitivity results.

[2]	Sensitivity around lapses assumes lapses increase or decrease consistently across all cohort years and products.

[3]	The overall actual return generated by the variable annuity separate accounts is dependent on several factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds as well as equity sector weightings and as a result of the large proportion of separate account assets invested in equity markets, the Company’s overall separate account fund performance has been reasonably correlated to the overall performance of the Standard and Poor’s (“S&P”) 500 Index, although no assurance can be provided that this correlation will continue in the future.
An “unlock” only revises EGPs to reflect current best estimate assumptions. The Company must also test the aggregate recoverability of the DAC and sales inducement assets by comparing the amounts deferred to the present value of total EGPs. In addition, the Company routinely stress tests its DAC and sales inducement assets for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced a significant sell-off, as the majority of policyholders’ funds in the separate accounts is invested in the equity market. As of September 30, 2007, the Company believed individual variable annuity separate account assets could fall, through a combination of negative market returns, lapses and mortality, by at least 56%, before portions of its DAC and sales inducement assets would be unrecoverable.
Living Benefits Required to be Fair Valued
The Company offers certain variable annuity products with a guaranteed minimum withdrawal benefit (“GMWB”) rider. The Company has also assumed, through reinsurance, from HLIKK GMIB and GMAB. The fair value of the GMWB, GMIB and GMAB is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. Because of the dynamic and complex nature of these cash flows, best estimate assumptions and stochastic techniques under a variety of market return scenarios are used. Estimating these cash flows involves numerous estimates and subjective judgments including those regarding expected market rates of return, market volatility, correlations of market returns and discount rates. At each valuation date, the Company assumes expected returns based on risk-free rates; market volatility assumptions for each underlying index based primarily on a blend of observed market “implied volatility” data; correlations of market returns across underlying indices based on actual observed market returns and relationships over the ten years preceding the valuation date; and current risk-free spot rates, to determine the present value of expected future cash flows produced in the stochastic projection process. Changes in capital market assumptions can significantly change the value of the GMWB, GMIB, and GMAB.
For example, independent future decreases in equity market returns, future decreases in interest rates and future increases in equity index volatility will all have the effect of increasing the value of the GMWB embedded derivative liability and decreasing the value of the the GMIB and GMAB reinsurance asset as of September 30, 2007 resulting in a realized loss in net income. Furthermore, changes in policyholder behavior can also significantly change the value of the GMWB, GMIB and GMAB. For example, independent future increases in fund mix towards equity based funds vs. bond funds, future increases in withdrawals, future increasing mortality, future increasing usage of the step-up feature, as applicable, and decreases in lapses will all have the effect of increasing the value of the GMWB embedded derivative liability, and decreasing the value of the GMIB and GMAB reinsurance asset, as applicable, as of September 30, 2007 resulting in a realized loss in net income. Independent changes in any one of these assumptions moving in the opposite direction will have the effect of decreasing the value of the GMWB embedded derivative liability, and increasing the GMIB and GMAB reinsurance asset as of September 30, 2007 resulting in a realized gain in net income. As markets change, mature and evolve and actual policyholder behavior emerges, management continually evaluates the appropriateness of its assumptions. In addition, management regularly evaluates the valuation model, incorporating emerging valuation techniques where appropriate, including drawing on the expertise of market participants and valuation experts. During the second quarter of 2007, the Company reflected newly reliable market inputs for volatility on S&P 500, National Association of Securities Dealers Automated Quotations (“NASDAQ”) and Europe, Australasia and Far East (“EAFE”) index options. The impact of reflecting the newly reliable market inputs for S&P 500, NASDAQ, EAFE, Nikkei, Financial Times Stock Exchange (“FTSE”), and Eurostoxx 50 index options resulted in a decrease to the GMIB asset of $1. The impact to net income including other changes in assumptions, after taxes, for GMIB, was a loss of $5. The impact of reflecting the newly reliable market inputs for S&P 500, NASDAQ and EAFE index options resulted in an increase to the GMWB embedded derivative liability of $67, net of reinsurance. The impact to net income for the three and nine months ended September 30, 2007, including other changes in assumptions and modeling refinements, including those for dynamic lapse behavior and correlations of market returns across underlying indices, after DAC amortization and taxes, for GMWB, was a loss of $55 and $111, net of reinsurance, respectively. Upon adoption of Statement of Financial Accounting Standard 157, “Fair Value Measurements”, (SFAS 157) the Company expects to revise many of the assumptions used to value GMWB, GMIB and GMAB. See Note 1 in Notes to Consolidated Financial Statements for a discussion of SFAS 157.
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

	As of and For the		As of and For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Product/Key Indicator Information	2007	2006	2007	2006

Retail Individual Variable Annuities
Account value, beginning of period	$121,529	$106,224	$114,365	$105,314
Net flows	(633)	(988)	(1,635)	(2,454)
Change in market value and other	2,155	3,253	10,321	5,629

Account value, end of period	$123,051	$108,489	$123,051	$108,489

Retirement Plans
Account value, beginning of period	$26,255	$20,740	$23,575	$19,317
Net flows	370	442	1,447	1,837
Change in market value and other	546	513	2,149	541

Account value, end of period	$27,171	$21,695	$27,171	$21,695

Individual Life
Variable universal life account value, end of period	$7,402	$6,242	$7,402	$6,242
Total life insurance in-force	171,710	155,652	171,710	155,652

S&P 500 Index
Period end closing value	1,527	1,336	1,527	1,336
Daily average value	1,489	1,288	1,471	1,284

•	Increases in U.S. variable annuity account values as of September 30, 2007 can be primarily attributed to market growth over the past four quarters.

•	Retirement Plans account values increased for the three and nine months ended September 30, 2007 due to positive net flows and market appreciation over the past four quarters.

•	Individual Life variable universal life account values increased primarily due to market appreciation and positive net flows. Life insurance in-force increased from the prior periods due to business growth.
Net Investment Spread
Management evaluates performance of certain products based on net investment spread. These products include fixed annuities, general account universal life contracts and certain institutional contracts. The net investment spreads shown below are for the total portfolio of relevant contracts in each segment and reflect business written at different times. When pricing products, the Company considers current investment yields and not the portfolio average. Net investment spread can be volatile period over period, which can have a significant positive or negative effect on the operating results of each segment. The volatile nature of net investment spread is driven primarily by prepayment premiums on securities and earnings on partnership investments.
Net investment spread is calculated as a percentage of General Account Assets and expressed in basis points (bps):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Retail – Individual Annuity	180 bps	155 bps	183 bps	159 bps
Retirement	156 bps	147 bps	167 bps	153 bps
Institutional	111 bps	79 bps	102 bps	95 bps
Individual Life	137 bps	96 bps	131 bps	118 bps
•	Retail individual annuity, Retirement, Institutional and Individual Life net investment spreads increased primarily due to increased partnership income for the three and nine months ended September 30, 2007, respectively.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Retail
General insurance expense ratio (individual annuity)	16.6 bps	18.1 bps	17.2 bps	17.1 bps
DAC amortization ratio (individual annuity)	(29.2)%	54.8%	23.1%	54.9%
Insurance expenses, net of deferrals	$151	$128	$444	$365
Individual Life
Death benefits	$68	$54	$198	$171
Insurance expenses, net of deferrals	$45	$41	$139	$127

Three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006
•	Retail’s individual annuity general insurance expense ratio decreased for the three months ended September 30, 2007 due to a growing asset base.

•	The ratio of Retail individual annuity DAC amortization over income before taxes and DAC amortization declined for the three and nine months ended September 30, 2007 as a result of the unlock benefit in the third quarter of 2007, which reduced amortization expense for the block of business covered by the unlock. For further discussion, see Unlock and Sensitivity Analysis in the Critical Accounting Estimates section of the MD&A. Retail expects future DAC amortization ratios over the next four quarters to be between 42% and 47% in future quarters.

•	Retail insurance expenses, net of deferrals, increased due to increasing trail commissions on growing variable annuity assets.

•	Individual Life death benefits increased for the three and nine months ended September 30, 2007 primarily due to a larger insurance in-force and unfavorable mortality volatility in 2007.
Profitability
Management evaluates the rates of return various businesses can provide as an input in determining where additional capital should be invested to increase net income and shareholder returns.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
Ratios	2007		2006		2007		2006

Retail
Individual annuity return on assets (“ROA”)	104.3	bps	51.5	bps	68.5	bps	48.6	bps
Individual Life
After-tax margin on revenues	22.7%		17.6%		17.8%		17.1%
•	Retail’s individual annuity ROA increased due to the decline in the DAC amortization rate discussed above.

•	Individual Life’s after-tax margin increased for the three and nine months ended September 30, 2007, primarily due to the unlock benefit in the third quarter of 2007, partially offset by favorable net DAC amortization revisions in the nine months ended September 30, 2006 and unfavorable mortality volatility in the third quarter of 2007.

CONSOLIDATED RESULTS OF OPERATIONS
Operating Summary

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Fee income and other	$903	$750	$2,618	$2,244
Earned premiums	414	131	774	489
Net investment income	774	688	2,276	2,020
Net realized capital gains (losses)	(340)	(46)	(565)	(335)

Total revenues	1,751	1,523	5,103	4,418
Benefits, losses and loss adjustment expenses	1,156	811	3,030	2,436
Insurance operating costs and other expenses	303	223	884	625
Amortization of deferred policy acquisition costs and present value of future profits	(122)	225	334	682

Total benefits, losses and expenses	1,337	1,259	4,248	3,743

Income before income taxes	414	264	855	675
Income tax expense (benefit)	124	33	193	92

Net Income	$290	$231	$662	$583

Three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006
The increase in Life’s net income was due to the following:
•	Net income in Retail increased for the three and nine months ended September 30, 2007, driven by lower amortization of DAC resulting from the unlock benefit in the third quarter of 2007, fee income growth in the variable annuity businesses as a result of higher assets under management, partially offset by increased individual annuity asset based commissions and the effects of certain tax adjustments.

•	Net income in Retirement Plans increased for the three months ended September 30, 2007 due to a 25% growth in assets under management offset by the effects of the unlock.

•	Net income in Institutional increased for the three and nine months ended September 30, 2007, driven by higher income in both IIP and PPLI as a result of higher assets under management combined with increased returns on general account assets primarily due to strong partnership income.

•	Net income increased in Individual Life for the three and nine months ended September 30, 2007, due to the unlock benefit in the third quarter of 2007 as well as growth in account values and life insurance in-force. The nine months ended September 30, 2006 included favorable net DAC amortization revisions of $7, after-tax.
Partially offsetting the increase in net income were the following:
•	Net income in Retirement Plans decreased for the three months ended September 30, 2007 due to higher amortization of DAC resulting from the unlock.

•	The Company recorded a reserve for regulatory matters of $75, after tax, in Other during the nine months ended September 30, 2007.

•	During the first quarter of 2006, the Company achieved favorable settlements in several cases brought against the Company by policyholders regarding their purchase of broad-based leveraged corporate owned life insurance (“leveraged COLI”) policies in the early to mid-1990s and therefore, released a reserve for these matters of $34, after-tax.
Net realized capital losses were higher for the three months and nine months ended September 30, 2007 compared to the respective prior year periods, primarily due to net losses on GMWB derivatives, credit default swaps and impairments. See Other-Than-Temporary impairments in the Investments section of the MD&A for more information on the impairment losses.

Income Taxes
The effective tax rate for the three months ended September 30, 2007 and 2006 was 30% and 13%, respectively. The effective tax rate for the nine months ended September 30, 2007 and 2006 was 23% and 14%, respectively. The principal cause of the difference between the effective tax rate and the U.S. Statutory rate of 35% for 2007 and 2006 was the separate account dividends received deduction (“DRD”).
The separate account DRD is estimated for the current year using information from the prior year-end, adjusted for current year equity market performance. The estimated DRD is generally updated in the third quarter for the provision-to-filed-return adjustments, and in the fourth quarter based on current year ultimate mutual fund distributions and fee income from the Company’s variable insurance products. The actual current year DRD can vary from estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distributions from these mutual funds, amounts of short-term capital gains at the mutual fund level and the Company’s taxable income before the DRD. The 2006 provision-to-filed-return adjustment resulted in additional tax expense of $1. Additionally, during the third quarter, the Company decreased its estimated full year DRD benefit, based on unusually high year-to-date short term gains at the mutual fund level. The decrease in the full year estimate of the DRD benefit resulted in an $11 decrease in the third quarter DRD benefit related to a true-up of the first two quarters, which combined with the provision-to-filed return adjustment, resulted in a $12 decrease in the third quarter DRD benefit related to prior periods. The three and nine months ended September 30, 2006 included a tax benefit of $6 resulting from true-ups related to prior years’ tax returns.
In its Revenue Ruling 2007-61, issued on September 25, 2007, the IRS announced its intention to issue regulations with respect to certain computational aspects of the dividends-received deduction (“DRD”) on separate account assets held in connection with variable annuity contracts. Revenue Ruling 2007-61 suspended a revenue ruling issued in August 2007 that purported to change accepted industry and IRS interpretations of the statutes governing these computational questions. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other members of the public will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are unknown, but they could result in the elimination of some or all of the separate account DRD tax benefit that the Company receives. Management believes that it is highly likely that any such regulations would apply prospectively only. For the nine months ended September 30, 2007, the Company recorded a benefit of $115 related to the separate account DRD.
The Company receives a foreign tax credit (“FTC”) against its U.S. tax liability for foreign taxes paid by the Company including payments from its separate account assets. The separate account FTC is estimated for the current year using information from the most recent filed return, adjusted for the change in the allocation of separate account investments to the international equity markets during the current year. The actual current year FTC can vary from the estimates due to actual FTCs passed through by the mutual funds. The three months ended September 30, 2007 included $-0- true-up related to prior years. The three months ended September 30, 2006 included a tax benefit of $11 related to prior period true-ups, comprised of $4 related to the first two quarters of 2006 and $7 related to a prior year.
The Company’s unrecognized tax benefits increased by $35 as a result of tax positions taken on the Company’s 2006 tax returns filed during the current period, bringing the total unrecognized tax benefits to $35. This entire amount, if it were recognized, would affect the effective tax rate.

A description of each segment as well as an analysis of the operating results summarized above is included on the following pages.
RETAIL
Operating Summary

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Fee income and other	$546	$475	$1,607	$1,415
Earned premiums	(13)	(23)	(48)	(58)
Net investment income	208	207	611	636
Net realized capital gains (losses)	—	1	(4)	4

Total revenues	741	660	2,166	1,997
Benefits, losses and loss adjustment expenses	211	197	609	611
Insurance operating costs and other expenses	151	128	444	365
Amortization of deferred policy acquisition costs and present value of future profits	(111)	184	258	563

Total benefits, losses and expenses	251	509	1,311	1,539

Income before income taxes	490	151	855	458
Income tax expense	148	1	196	35

Net Income	$342	$150	$659	$423

Account Values			2007	2006

Individual variable annuity account values			$123,051	$108,489
Individual fixed annuity and other account values [1]			10,263	9,888

Total Account Values			$133,314	$118,377

[1]	Includes policyholders’ balances for investment contracts and reserve for future policy benefits for insurance contracts.
Three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006
Net income in Retail increased for the three and nine months ended September 30, 2007, driven by lower amortization of DAC resulting from the unlock benefit during the third quarter of 2007, higher fee income growth in the variable annuity businesses as a result of higher assets under management, partially offset by increased individual annuity asset based commissions. A more expanded discussion of income growth is presented below:
•	The increase in fee income in the variable annuity business for the three and nine months ended September 30, 2007, occurred primarily as a result of growth in average account values. The year-over-year increase in average account values can be attributed to market appreciation of $16.9 billion over the past four quarters. Variable annuities had net outflows of $2.3 billion over the past four quarters. Net outflows for the past four quarters were driven by surrender activity due to increased sales competition, particularly as it relates to guaranteed living benefits.

•	Net investment income has remained stable and declined for the three and nine months ended September 30, 2007 due to a decrease in variable annuity fixed option account values of 15% or $874. The decrease in these account values can be attributed to a combination of transfers into separate accounts and surrender activity. Offsetting these changes in net investment income was an increase in partnership income of $5 and $12 in the three and nine months ended September 30, 2007, respectively

•	Insurance operating costs and other expenses increased for the three and nine months ended September 30, 2007. These increases were principally driven by variable annuity asset based commissions that increased $17 and $54 for the three and nine months ended September 30, 2007, respectively, due to a 13% growth in assets under management over the past year as well as an increase in the number of contracts reaching anniversaries when trail commission payments begin.

•	Lower amortization of DAC resulted from the unlock benefit during the third quarter of 2007. For further discussion, see Unlock and Sensitivity Analysis in the Critical Accounting Estimates section of the MD&A.

•	The effective tax rate increased from 0.7% to 30% and from 8% to 23% for the three and nine months ended September 30, 2007, respectively, due to an increase in Income before income taxes and revisions in the estimates of the separate account DRD and foreign tax credits.
RETIREMENT PLANS
Operating Summary

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Fee income and other	$58	$45	$165	$130
Earned premiums	—	1	3	17
Net investment income	89	82	267	242
Net realized capital (losses) gains	1	—	—	1

Total revenues	148	128	435	390
Benefits, losses and loss adjustment expenses	62	60	186	189
Insurance operating costs and other expenses	39	37	123	102
Amortization of deferred policy acquisition costs and present value of future profits	25	6	42	22

Total benefits, losses and expenses	126	103	351	313
Income before income tax expense	22	25	84	77
Income tax expense	6	6	22	19

Net Income	$16	$19	$62	$58

Account Values			2007	2006

403(b)/457 account values			$12,486	$10,691
401(k) account values			14,685	11,004

Total account values			$27,171	$21,695

Three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006
Net income in Retirement Plans decreased for the three months ended September 30, 2007 due to higher amortization of DAC resulting from the unlock and increased for the nine months ended September 30, 2007 due to a 25% growth in assets under management offset by the effects of the unlock. The following other factors contributed to the changes in income:
•	Fee income for 401(k) increased $11 or 32%, and $31 or 31%, for the three and nine months ended September 30, 2007, respectively, due to an increase in average account values. This growth is primarily driven by positive net flows of $1.9 billion over the past four quarters resulting from strong sales and increased ongoing deposits. Market appreciation contributed an additional $1.8 billion to assets under management over the past year.

•	General account spread increased $5 and $12, for the three and nine months ended September 30, 2007, respectively, for 403(b)/457 business due to growth in general account assets along with an increase in partnership income.

•	Insurance operating costs and other expenses increased for the three and nine months ended September 30, 2007, primarily attributable to greater assets under management resulting in higher trail commissions. Also contributing to higher insurance operating costs for the three and nine months ended September 30, 2007 were higher service and technology costs.

•	Benefits, losses and loss adjustment expenses and earned premiums decreased for the nine months ended September 30, 2007 primarily due to a large case annuitization in the 401(k) business of $12 which occurred in the first quarter of 2006.

•	Higher amortization of DAC resulted from an unlock expense in the third quarter of 2007 in both the 401(k) and 403(b)/457 businesses. Excluding the unlock, amortization increased for the three and nine months ended September 30, 2007 due to higher EGPs. For further discussion, see Unlock and Sensitivity Analysis in the Critical Accounting Estimates section of the MD&A.
INSTITUTIONAL
Operating Summary

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Fee income and other	$95	$28	$205	$81
Earned premiums	411	143	773	502
Net investment income	318	252	909	717
Net realized capital (losses) gains	—	(1)	(6)	(4)

Total revenues	824	422	1,881	1,296
Benefits, losses and loss adjustment expenses	689	371	1,578	1,127
Insurance operating costs and other expenses	80	17	147	50
Amortization of deferred policy acquisition costs and present value of future profits	2	6	19	22

Total benefits, losses and expenses	771	394	1,744	1,199

Income before income taxes	53	28	137	97
Income tax expense	17	7	44	29

Net Income	$36	$21	$93	$68

Account Value			2007	2006

Institutional Investment Product account values [1]			$24,765	$20,727
Private Placement Life Insurance account values			32,041	25,125

Total Account Values			$56,806	$45,852

[1]	Institutional investment product account values include transfers from Retirement of $413 and transfers from Retail of $350 during the nine months ended September 30, 2006.
Three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006
Net income in Institutional increased for the three and nine months ended September 30, 2007, driven by higher income in both IIP and PPLI as a result of higher assets under management combined with increased returns on general account assets primarily due to strong partnership income. A more expanded discussion of income growth is presented below:
•	Fee income increased for the three months and nine months ended September 30, 2007 primarily driven by PPLI’s higher assets under management due to net flows and change in market appreciation of $5.2 billion and $1.8 billion, respectively, over the past four quarters. In addition, PPLI collects front-end loads, recorded in fee income, to subsidize premium tax payments. Premium taxes are recorded as an expense in insurance operating costs and other expenses. During the three and nine months ended September 30, 2007, PPLI had deposits of $2.6 billion and $4.8,respectively, which resulted in an increase in fee income due to front-end loads of $55 and $100, respectively, offset by a corresponding increase in insurance operating costs and other expenses.

•	For the three and nine months ended September 30, 2007, earned premiums grew as a result of increased structured settlement life contingent sales, and one large terminal funding life contingent case sold in the third quarter. This increase in earned premiums was offset by a corresponding increase in benefits, losses and loss adjustment expenses.

•	General account spread is the main driver of net income for IIP. An increase in spread income for the three and nine months ended September 30, 2007, was driven principally by higher assets under management in IIP resulting from positive net flows of $2.4 billion during the past four quarters. Net flows for IIP were favorable primarily as a result of the Company’s funding agreement backed Investor Notes program. Investor Notes deposits for the four quarters ended September 30, 2007 were $2.1 billion. General account spread also increased for the three and nine months ended September 30, 2007 due to improved returns on certain high risk portions of IIP’s investment portfolio. For the three months ended September 30, 2007 and 2006, partnership income was $8 and $2, after-tax, respectively. For the nine months ended September 30, 2007 and 2006, partnership income was $26 and $9, after-tax, respectively.

•	PPLI’s net income increased for the nine months ended September 30, 2007, primarily due to a one-time adjustment of $4, after tax, consisting mainly of a true up of premium tax accruals in the first quarter of 2007.

•	Lower amortization of DAC resulted from the unlock benefit in the third quarter of 2007. For further discussion, see Unlock and Sensitivity Analysis in the Critical Accounting Estimates section of the MD&A.
INDIVIDUAL LIFE
Operating Summary

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Fee income and other	$193	$185	$596	$567
Earned premiums	(12)	(9)	(38)	(30)
Net investment income	84	73	247	216
Net realized capital gains (losses)	(1)	1	(5)	3

Total revenues	264	250	800	756
Benefits, losses and loss adjustment expenses	128	110	376	336
Insurance operating costs and other expenses	45	41	139	127
Amortization of deferred policy acquisition costs and present value of future profits	1	37	75	105

Total benefits, losses and expenses	174	188	590	568

Income before income taxes	90	62	210	188
Income tax expense	30	18	68	59

Net income	$60	$44	$142	$129

Account values			2007	2006

Variable universal life			$7,402	$6,242

Total account values			$11,892	$10,387

Three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006
Net income increased for the three and nine months ended September 30, 2007, primarily due to the unlock benefit in the third quarter of 2007. The nine months ended September 30, 2006 included favorable net DAC amortization revisions of $7, after-tax. Excluding the unlock benefit and prior year net DAC revisions, income was stable for the three months ended September 30, 2007 and increased for the nine months ended September 30, 2007. The following factors contributed to the changes in income:
•	Fee income increased for the three and nine months ended September 30, 2007 primarily due to life insurance in-force growth. Specifically, cost of insurance charges, the largest component of fee income, increased $9 and $26 for the three and nine months ended September 30, 2007, driven by growth in variable universal and universal life insurance in-force. Variable fee income increased consistent with the growth in variable universal life insurance account value. Other fee income, another component of fee income, decreased primarily due to reduced amortization of deferred revenue related to the unlock in the third quarter of 2007. For further discussion, see Unlock and Sensitivity Analysis in the Critical Accounting Estimates section of the MD&A.

•	Earned premiums, which include premiums for ceded reinsurance, decreased primarily due to increased ceded reinsurance premiums for the three and nine months ended September 30, 2007.

•	Net investment income increased for the three and nine months ended September 30, 2007 consistent with growth in general account values.

•	Benefits, losses and loss adjustment expenses increased due to growth in life insurance in-force growth and unfavorable mortality for the three and nine months ended September 30, 2007, respectively compared to the corresponding 2006 period.

•	Insurance operating costs and other expenses increased for the three and nine months ended September 30, 2007 principally consistent with life insurance in-force growth.

•	Lower amortization of DAC was due to the unlock benefit in the third quarter of 2007. For further discussion, see Unlock and Sensitivity Analysis in the Critical Accounting Estimates section of the MD&A.

•	The effective tax rate increased for the three and nine months ended September 30 2007. A significant portion of the increase is due to a revision in the estimate of the separate account DRD and foreign tax credit benefits recorded in 2006 attributable to the prior periods.
OTHER
Operating Summary

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Fee income and other	$11	17	45	51
Earned premiums	28	19	84	58
Net investment income	75	74	242	209
Net realized capital gains (losses)	(340)	(47)	(550)	(339)

Total revenues	(226)	63	(179)	(21)

Benefits, losses and loss adjustment expenses	66	72	281	173
Insurance operating costs and other expenses	(12)	1	31	(19)
Amortization of deferred policy acquisition costs and present value of future profits	(39)	(8)	(60)	(30)

Total benefits, losses and expenses	15	65	252	124

Income before income taxes (benefit)	(241)	(2)	(431)	(145)
Income tax expense (benefit)	(77)	1	(137)	(50)

Net income (Loss)	$(164)	(3)	(294)	(95)

Three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006
Net realized capital losses were higher for the three months and nine months ended September 30, 2007 compared to the respective prior year periods. The change in net losses for the three and nine months ended September 30, 2007 was primarily the result of net losses on GMWB derivatives, other net losses, and impairments. The circumstances giving rise to these changes are as follows:
•	The net losses on GMWB rider embedded derivatives were primarily due to liability model assumption updates and modeling refinements made during both the second and third quarters, including those for dynamic lapse behavior and correlations of market returns across underlying indices as well as other assumption updates made during the second quarter to reflect newly reliable market inputs for volatility.
•	Other, net losses in both 2007 and 2006 primarily resulted from the change in value of non-qualifying derivatives due to fluctuations in credit spreads, interest rates, and equity markets. The increase in net losses in 2007 compared to the respective prior year periods was primarily due to changes in value associated with credit derivatives due to credit spreads widening. Credit spreads widened primarily due to the deterioration of the sub-prime mortgage market and liquidity disruptions, impacting the overall credit market. For further discussion, see the “Capital Market Risk Management” section of the MD&A.

•	See the Other-Than-Temporary Impairments section that follows for information on impairment losses.

•	During the first quarter of 2006, the Company achieved favorable settlements in several cases brought against the Company by policyholders regarding their purchase of broad-based leveraged corporate owned life insurance (“leveraged COLI”) policies in the early to mid-1990s. The Company ceased offering this product in 1996. Based on the favorable outcome of these cases, together with the Company’s current assessment of the few remaining leveraged COLI cases, the Company reduced its estimate of the ultimate cost of these cases as of June 30, 2006. This reserve reduction, recorded in insurance operating costs and other expenses, resulted in an after-tax benefit of $34.

•	Benefits, losses and loss adjustment expenses increased $55, after tax for the nine months ended September 30, 2007, as a result of the Company recording a reserve during the second quarter of 2007 for regulatory matters.

•	Insurance operating costs and other expense increased by $20 for the nine months ended September 30, 2007, as a result of recording penalties related to regulatory matters during the second quarter of 2007. During the third quarter, the Company recorded an insurance recovery of $4 against the litigation costs associated with regulatory matters.
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
Return on general account invested assets is an important element of the Company’s financial results. Significant fluctuations in the fixed income or equity markets could weaken the Company’s financial condition or its results of operations. Additionally, changes in market interest rates may impact the period of time over which certain investments, such as mortgage-backed securities (“MBS”), are repaid and whether certain investments are called by the issuers. Such changes may, in turn, impact the yield on these investments and also may result in reinvestment of funds received from calls and prepayments at rates below the average portfolio yield. For the three and nine months ended September 30, net investment income and net realized capital gains and losses accounted for approximately 25% and 34%, respectively, of the Company’s consolidated revenues for 2007, and 42% and 38%, respectively, for 2006. The decrease in the percentage of revenues for September 30, 2007, as compared to the prior years is primarily due to higher net losses on GMWB derivatives as a result of liability model assumption updates and model refinements.
Fluctuations in interest rates affect the Company’s return on, and the fair value of, fixed maturity investments, which comprised approximately 85% and 88% of the fair value of its invested assets as of September 30, 2007 and December 31, 2006, respectively. Other events beyond the Company’s control, including changes in credit spreads, could also adversely impact the fair value of these investments. Additionally, a downgrade of an issuer’s credit rating or default of payment by an issuer could reduce the Company’s investment return.
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
The following table identifies the Company’s invested assets by type as of September 30, 2007, and December 31, 2006.

Composition of Invested Assets
	September 30, 2007		December 31, 2006
	Amount	Percent	Amount	Percent

Fixed maturities, available-for-sale, at fair value	$46,822	85.1%	$45,340	88.4%
Equity securities, available-for-sale, at fair value	749	1.4%	275	0.5%
Policy loans, at outstanding balance	2,006	3.6%	2,009	3.9%
Mortgage loans, at amortized cost [1]	4,030	7.3%	2,631	5.2%
Limited partnerships [2]	1,101	2.0%	750	1.5%
Other investments	333	0.6%	275	0.5%

Total investments	$55,041	100.0%	$51,280	100.0%

[1]	Consist of commercial and agricultural loans.

[2]	Consist of hedge funds, private equity funds, commercial mortgage and real estate funds, and mezzanine debt funds of $514, $325, $202, and $60, respectively, as of September 30, 2007, and $400, $209, $41 and $100, respectively, as of December 31, 2006.
Total investments increased $3.8 billion since December 31, 2006 primarily as a result of positive operating cash flows and securities lending activities, partially offset by increased unrealized losses associated with fixed maturities primarily due to the increase in credit spreads. The fair value of fixed maturities declined as a percentage of total investments due to the increase in unrealized losses and the decision to allocate a greater percentage of the Company’s portfolio to mortgage loans and limited partnerships. The increased allocation to partnerships and mortgages was made primarily due to the attractive risk/return profiles and diversification opportunities of these asset classes.
Investment Results
The following table summarizes the Company’s investment results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(before-tax)	2007	2006	2007	2006

Net Investment Income (Loss)
Net investment income — excluding policy loans	$744	$651	$2,176	$1,916
Policy loan income	30	37	100	104

Total net investment income (loss)	$774	$688	$2,276	$2,020
Yield on average invested assets [1]	6.0%	5.8%	6.0%	5.8%

Net Realized Capital Gains (Losses)
Gross gains on sale	$25	$57	$130	$140
Gross losses on sale	(42)	(61)	(119)	(187)
Impairments
Credit related	(32)	(3)	(44)	(3)
Other [2]	(38)	(14)	(58)	(61)

Total impairments	(70)	(17)	(102)	(64)
Japanese fixed annuity contract hedges, net [3]	15	38	3	(20)
Periodic net coupon settlements on credit derivatives/Japan	(9)	(12)	(35)	(34)
GMWB derivatives, net	(139)	9	(250)	(26)
GMIB reinsurance	(63)	(59)	(93)	(87)
Other, net [4]	(57)	(1)	(99)	(57)

Net realized capital gains (losses), before-tax	$(340)	$(46)	$(565)	$(335)

[1]	Yields calculated using net investment income divided by the monthly weighted average invested assets at cost or amortized cost, as applicable, excluding collateral received associated with the securities lending program and reverse repurchase agreements as well as consolidated variable interest entity minority interests.

[2]	Primarily relates to fixed maturity impairments for which the Company was uncertain of its intent to retain the investment for a period of time sufficient to allow for a recovery to amortized cost. These impairments do not relate to security issuers for whom the Company has current concerns regarding their ability to pay future interest and principal amounts based upon the securities’ contractual terms.

[3]	Relates to the Japanese fixed annuity product assumed from HLIKK (product and related derivative hedging instruments excluding periodic net coupon settlements).

[4]	Primarily consists of changes in fair value on non-qualifying derivatives and hedge ineffectiveness on qualifying derivative instruments.
Three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006
Net investment income, excluding income on policy loans, increased $93 and $260, or 14%, for the three and nine months ended September 30, 2007, respectively, compared to the prior year periods. The increase in net investment income for the three and nine months ended September 30, 2007 was primarily due to a higher average invested asset base and income earned from a higher portfolio yield. The increase in the average invested asset base, excluding securities lending, as compared to the prior year, was primarily due to positive operating cash flows, investment contract sales such as retail and institutional notes, and universal life-type product sales. The income from mortgage loans and limited partnerships also contributed to the increase in income for the three and nine months ended September 30, 2007 compared to the respective prior year periods. While the limited partnership yield continues to exceed the overall portfolio yield, it decreased for the current quarter compared to the first two quarters of 2007 primarily due to the market performance of hedge fund investments.
Net realized capital losses were higher for the three and nine months ended September 30, 2007 compared to the respective prior year periods. The change in net gains and losses for the three and nine months ended September 30, 2007 was primarily the result of net losses on GMWB derivatives, other net losses, and impairments. The circumstances giving rise to these changes are as follows:
•	The net losses on GMWB rider embedded derivatives were primarily due to liability model assumption updates and modeling refinements made during both the second and third quarters, including those for dynamic lapse behavior and correlations of market returns across underlying indices as well as other assumption updates made during the second quarter to reflect newly reliable market inputs for volatility.
•	Other, net losses in both 2007 and 2006 primarily resulted from the change in value of non-qualifying derivatives due to fluctuations in credit spreads, interest rates, and equity markets. The increase in net losses in 2007 compared to the respective prior year periods was primarily due to changes in value associated with credit derivatives due to credit spreads widening. Credit spreads widened primarily due to the deterioration of the sub-prime mortgage market and liquidity disruptions, impacting the overall credit market. For further discussion, see the “Capital Market Risk Management” section of the MD&A.
•	See the Other-Than-Temporary Impairments section that follows for information on impairment losses.
Gross gains on sales for the three months ended September 30, 2007 were primarily within fixed maturities and were largely comprised of U.S. government/government agency securities as a result of decreased interest rates from the date of purchase. Sales were made to take advantage of market dislocation which offered opportunities to buy higher yielding securities. Additional gains on sales for the nine months ended September 30, 2007 were primarily within fixed maturities and were largely comprised of corporate securities. The sales were made to reallocate the portfolio to securities with more favorable risk-return profiles during the first half of the year. The gains on sales were primarily the result of changes in credit spreads and interest rates from the date of purchase.
Gross losses on sales for the three and nine ended September 30, 2007 were primarily within fixed maturities and were primarily U.S. government/government agency and corporate securities. For the three and nine months ended September 30, 2007 no single security was sold at a loss in excess of $5 and an average loss as a percentage of the fixed maturity’s amortized cost of less than 3% and 2%, respectively, which, under the Company’s impairment policy was deemed to be depressed only to a minor extent.

Gross gains on sales for the three and nine months ended September 30, 2006 were predominantly within fixed maturities and were concentrated in corporate, foreign government and U.S. government securities. Certain sales were made to reposition the portfolio to a shorter duration due to the flatness of the yield curve and the lack of market compensation for longer duration assets. Also, certain sales were made as the Company continued to reposition the portfolio to higher quality fixed maturity investments and increase investments in mortgage loans and limited partnerships. The gains on sales were primarily the result of changes in interest rates from the date of purchase.
Gross losses on sales for the three and nine months ended September 30, 2006 were primarily within fixed maturities and were concentrated in the corporate and commercial mortgage-backed securities (“CMBS”) sectors with no single security sold at a loss in excess of $3 and $5, respectively, and an average loss as a percentage of the fixed maturity’s amortized cost of less than 4% and 3%, respectively, which, under the Company’s impairment policy was deemed to be depressed only to a minor extent.
The net losses associated with the internal reinsurance of GMIB for the three months ended September 30, 2007 were primarily driven by a decline in interest rates, while net losses for the nine months ended September 30, 2007, were primarily a result of liability model refinements. For the three months ended September 30, 2007, the net losses were partially offset by net gains on the Japanese fixed annuity hedging instruments primarily due to the decrease in Japan interest rates.
Variable Interest Entities (“VIE”)
During the nine months ended September 30, 2007, the Company invested $97 in two newly established collateralized debt obligations (“CDOs”) where the Company is not the primary beneficiary and is therefore not required to consolidate these variable interest entities. HIMCO serves as collateral manager to the CDOs, which coupled with the Company’s investment, constitutes a significant involvement in the VIEs. The Company’s maximum exposure to loss is limited to its direct investment in the structures. Creditors have recourse only to the assets of the CDOs and not to the general credit of the Company. The Company’s maximum exposure to loss from consolidated and non-consolidated CDO VIEs managed by HIMCO was $356 as of September 30, 2007. For further discussion related to CDOs, see the Investment Credit Risk section.
Other-Than-Temporary Impairments
The following table identifies the Company’s other-than-temporary impairments by type.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Asset-backed securities (“ABS”)
Aircraft lease receivables	$4	$3	$16	$3
Sub-prime residential mortgages	44	—	44	—
CMBS/Collateralized mortgage obligations (“CMOs”)	—	—	—	1
Corporate	17	14	35	58
Foreign government/Government agency	5	—	5	—
Equity	—	—	2	2

Total other-than-temporary impairments	$70	$17	$102	$64

Credit related	$32	$3	$44	$3
Other	38	14	58	61

Total other-than-temporary impairments	$70	$17	$102	$64

The following discussion provides an analysis of significant other-than-temporary impairments recognized during the three and nine months ended September 30, 2007 and 2006 as well as the related circumstances giving rise to the other-than-temporary impairments.
For the three and nine months ended September 30, 2007, the other-than-temporary impairments reported in Other were recorded on securities that had declined in value for which the Company was uncertain of its intent to retain the investments for a period of time sufficient to allow recovery to amortized cost. These impairments do not relate to security issuers for which the Company currently has concerns regarding the ability to pay future interest and principal amounts based upon the securities’ contractual terms. Prior to the other-than-temporary impairments, for the three and nine months ended September 30, 2007, these securities had an average market value as a percentage of amortized cost of 82% and 85%, respectively.
The credit related other-than-temporary impairments primarily consisted of ABS securities backed by sub-prime residential mortgage loans. These impairments were included in credit related because of the extensive credit spread widening and were recognized due to the Company’s uncertainty of its intent to retain the investments for a period of time sufficient to allow recovery to amortized cost. However, the Company expects to recover principal and interest substantially greater than what the market price indicates.
For the three and nine months ended September 30, 2006, other-than-temporary impairments were primarily recorded on securities that had declined in value for which the Company was uncertain of its intent to retain the investment for a period of time sufficient to allow recovery to cost or amortized cost. These impairments do not relate to security issuers for whom the Company currently has concerns regarding the ability to pay future interest and principal amounts based upon the securities’ contractual terms. Prior to the other-than-temporary impairments, for the three and nine months ended September 30, 2006, these securities had an average market value as a percentage of amortized cost of 84% and 85%, respectively. The credit related other-than-temporary impairment consisted of one ABS backed by an aircraft lease receivable security due to a significant and continued decline in market price.
Future other-than-temporary impairment levels will depend primarily on economic fundamentals, political stability, issuer and/or collateral performance and future movements in interest rates and credit spreads.
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

The following table identifies fixed maturity securities by type on a consolidated basis as of September 30, 2007, and December 31, 2006.

Consolidated Fixed Maturities by Type
	September 30, 2007					December 31, 2006
					Percent
					of Total					Percent of
	Amortized	Unrealized	Unrealized	Fair	Fair	Amortized	Unrealized	Unrealized	Fair	Total Fair
	Cost	Gains	Losses	Value	Value	Cost	Gains	Losses	Value	Value

ABS
Auto	$481	$—	$(5)	$476	1.0%	$507	$1	$(3)	$505	1.1%
CDOs [1]	1,889	1	(48)	1,842	3.9%	1,021	2	(3)	1,020	2.2%
Credit cards	932	3	(10)	925	2.0%	994	5	(2)	997	2.2%
Residential mortgage backed [2]	2,704	3	(176)	2,531	5.4%	2,320	10	(6)	2,324	5.2%
Student loans	685	1	(22)	664	1.4%	736	5	—	741	1.6%
Other	1,094	11	(56)	1,049	2.2%	795	15	(30)	780	1.7%
CMBS
Agency-backed	258	2	(1)	259	0.6%	405	7	(1)	411	0.9%
Non-agency backed	11,710	134	(313)	11,531	24.7%	10,198	139	(67)	10,270	22.7%
CMOs
Agency-backed	815	12	(4)	823	1.8%	778	8	(5)	781	1.7%
Non-agency backed [3]	400	3	(2)	401	0.9%	76	—	—	76	0.2%
Corporate
Basic industry	1,647	39	(27)	1,659	3.4%	1,794	60	(17)	1,837	4.1%
Capital goods	1,495	77	(17)	1,555	3.3%	1,648	90	(10)	1,728	3.8%
Consumer cyclical	1,855	62	(38)	1,879	4.0%	2,031	73	(19)	2,085	4.6%
Consumer non-cyclical	1,900	56	(27)	1,929	4.1%	2,111	64	(24)	2,151	4.7%
Energy	1,082	42	(13)	1,111	2.4%	1,164	56	(9)	1,211	2.7%
Financial services	7,305	193	(226)	7,272	15.5%	6,380	242	(45)	6,577	14.5%
Technology and communications	2,414	128	(28)	2,514	5.4%	2,584	140	(24)	2,700	6.0%
Transportation	376	13	(8)	381	0.8%	546	14	(6)	554	1.2%
Utilities	2,706	134	(71)	2,769	5.9%	2,663	151	(40)	2,774	6.1%
Other	930	14	(27)	917	2.0%	1,061	21	(12)	1,070	2.4%
Government/Government agencies
Foreign	477	37	(3)	511	1.1%	568	44	(4)	608	1.3%
United States	624	10	(1)	633	1.4%	542	2	(5)	539	1.2%
MBS — agency	1,759	7	(30)	1,736	3.7%	1,808	6	(31)	1,783	3.9%
Municipal	1,133	18	(31)	1,120	2.4%	1,114	23	(15)	1,122	2.5%
Redeemable preferred stock	2	—	—	2	—	2	—	—	2	—
Short-term	333	—	—	333	0.7%	694	—	—	694	1.5%

Total fixed maturities	$47,006	$1,000	$(1,184)	$46,822	100.0%	$44,540	$1,178	$(378)	$45,340	100.0%

[1]	Includes securities with an amortized cost and fair value of $29 as of September 30, 2007 and $48 as of December 31, 2006 that contain a below-prime loan component. Typically the CDOs are also backed by assets other than below-prime loans.

[2]	Includes securities with an amortized cost and fair value of $15 and $14, respectively, as of September 30, 2007 and $8 as of December 31, 2006, which were backed by pools of loans issued to prime borrowers.

[3]	Includes securities with an amortized cost and fair value of $220 as of September 30, 2007 and $72 and $73, respectively, as of December 31, 2006, which were backed by pools of loans issued to Alt-A borrowers.
The Company’s fixed maturity net unrealized position decreased $984 from a net unrealized gain position as of December 31, 2006 to a net unrealized loss position as of September 30, 2007. The decrease was primarily due to credit spread widening, partially offset by a decrease in interest rates and other-than-temporary impairments taken during the year. Credit spreads widened primarily due to the deterioration of the sub-prime mortgage market and liquidity disruptions, impacting the overall credit market.
As of September 30, 2007, investment sector allocations as a percentage of total fixed maturities have not significantly changed since December 31, 2006 except investments in CDOs. The increase in CDOs was primarily related to the investment of the cash collateral received from securities lending programs into AAA rated CDOs.

As of September 30, 2007 and December 31, 2006, 99% of the ABS portfolio was rated investment grade. Senior secured bank loans and commercial mortgage loans represent approximately 98% of the underlying CDO portfolios, with approximately 96% of the CDO portfolio rated AAA as of September 30, 2007.
The Company has exposure to sub-prime and Alt-A residential mortgage backed securities included in the Consolidated Fixed Maturities by Type table above. Sub-prime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles. Alt-A mortgage lending is the origination of residential mortgage loans to customers who have credit ratings above sub-prime but do not conform to government-sponsored enterprise standards. The Company is not an originator of below-prime mortgages. The slowing U.S. housing market, greater use of affordability mortgage products, and relaxed underwriting standards for some originators of below-prime loans has recently led to higher delinquency and loss rates, especially within the 2006 vintage year. These factors have caused a pull-back in market liquidity and repricing of risk, which has led to an increase in unrealized losses from December 31, 2006 to September 30, 2007. The Company expects delinquency and loss rates in the sub-prime mortgage sector to continue to increase in the near term. The Company has performed cash flow analysis on its sub-prime holdings stressing multiple variables, including prepayment speeds, default rates, and loss severity. Based on this analysis and the Company’s expectation of future loan performance, other than certain credit related impairments recorded in the current quarter, future payments are expected to be received in accordance with the contractual terms of the securities. For a discussion on credit related impairments, see Other-Than-Temporary Impairments section included in the Investment Results section of the MD&A.
The following table presents the holdings of Hartford Life Insurance Company and its wholly-owned subsidiaries’ exposure to ABS supported by sub-prime mortgage loans by credit quality, including direct investment in CDOs that contain a sub-prime loan component.
Sub-Prime Residential Mortgage Loans [1] [2] [3] [4]

September 30, 2007
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$53	$52	$200	$191	$81	$77	$16	$12	$1	$1	$351	$333
2004	134	132	309	288	—	—	—	—	—	—	443	420
2005	88	85	802	751	—	—	—	—	19	15	909	851
2006	362	357	41	35	—	—	2	3	4	2	409	397
2007	306	298	70	60	132	96	25	24	6	5	539	483

Total	$943	$924	$1,422	$1,325	$213	$173	$43	$39	$30	$23	$2,651	$2,484

Credit protection [5]	31.5%		46.3%		17.1%		7.9%		6.1%		38.7%

December 31, 2006
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$88	$90	$255	$256	$150	$151	$9	$9	$1	$1	$503	$507
2004	266	266	347	349	—	—	8	8	—	—	621	623
2005	128	128	774	776	—	—	—	—	35	32	937	936
2006	239	239	29	29	1	1	3	3	1	1	273	273

Total	$721	$723	$1,405	$1,410	$151	$152	$20	$20	$37	$34	$2,334	$2,339

Credit protection [5]	45.4%		37.8%		26.8%		14.4%		3.1%		37.8%

[1]	Securities backed by Alt-A residential mortgages, including CMOs, have an amortized cost and fair value of $287 and $282, respectively, as of September 30, 2007 and $98 as of December 31, 2006. These amounts are not included in the table.

[2]	The Company’s exposure to second lien residential mortgages is composed primarily of loans to prime and Alt-A borrowers, of which approximately half were wrapped by monoline insurers. These securities are included in the table above and have an amortized cost and fair value of $221 and $214, respectively, as of September 30, 2007 and $118 as of December 31, 2006.

[3]	As of September 30, 2007, the weighted average life of the sub-prime residential mortgage portfolio was 3.1 years.

[4]	Approximately 93% of the portfolio is backed by adjustable rate mortgages.

[5]	Represents the current weighted average percentage of the capital structure subordinated to the Company’s investment holding that is available to absorb losses before the security suffers the first dollar loss of principal.
The following table presents the holdings of Hartford Life Insurance Company’s, exclusive of its wholly-owned subsidiaries, exposure to ABS supported by sub-prime mortgage loans by credit quality, including direct investment in CDOs that contain a sub-prime loan component.
Sub-Prime Residential Mortgage Loans [1] [2] [3] [4]

September 30, 2007
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$24	$24	$101	$96	$53	$51	$9	$7	$1	$—	$188	$178
2004	116	115	200	187	—	—	—	—	—	—	316	302
2005	68	65	662	622	—	—	—	—	14	11	744	698
2006	263	261	24	20	—	—	1	1	—	—	288	282
2007	199	193	49	42	72	51	19	18	3	3	342	307

Total	$670	$658	$1,036	$967	$125	$102	$29	$26	$18	$14	$1,878	$1,767

Credit protection [5]	32.5%		47.1%		19.0%		7.4%		6.4%		39.9%

December 31, 2006
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$48	$49	$120	$121	$83	$83	$3	$3	$1	$1	$255	$257
2004	192	191	237	238	—	—	7	7	—	—	436	436
2005	97	98	633	635	—	—	—	—	26	24	756	757
2006	168	168	14	14	—	—	3	3	—	—	185	185

Total	$505	$506	$1,004	$1,008	$83	$83	$13	$13	$27	$25	$1,632	$1,635

Credit protection [5]	46.0%		36.9%		30.0%		15.0%		3.4%		37.8%

[1]	Securities backed by Alt-A residential mortgages, including CMOs, have an amortized cost and fair value of $177 and $171, respectively, as of September 30, 2007 and $68 as of December 31, 2006. These amounts are not included in the table.

[2]	The Company’s exposure to second lien residential mortgages is composed primarily of loans to prime and Alt-A borrowers, of which approximately half were wrapped by monoline insurers. These securities are included in the table above and have an amortized cost and fair value of $160 and $154, respectively, as of September 30, 2007 and $97 and $98, respectively, as of December 31, 2006.

[3]	As of September 30, 2007, the weighted average life of the sub-prime residential mortgage portfolio was 3.1 years.

[4]	Approximately 95% of the portfolio is backed by adjustable rate mortgages.

[5]	Represents the current weighted average percentage of the capital structure subordinated to the Company’s investment holding that is available to absorb losses before the security suffers the first dollar loss of principal.
For further discussion of risk factors associated with sectors with significant unrealized loss positions, see the “Investment Credit Risk” section of the MD&A in the Company’s 2006 Form 10-K Annual Report.
The sectors with the most significant concentration of unrealized losses were CMBS and corporate fixed maturities most significantly within the financial services sector. The Company’s current view of risk factors relative to these fixed maturity types is as follows:
CMBS — As of September 30, 2007, the Company held approximately 470 different securities that had been in an unrealized loss position for greater than six months. Substantially all of these securities are investment grade securities priced at, or greater than, 90% of amortized cost as of September 30, 2007. The increase in unrealized loss was primarily the result of credit spreads widening due to concerns extending from the sub-prime residential mortgage market dislocation and liquidity disruption. Specific concerns include increased cost of financing, fewer willing investors, and weaker underwriting. However, commercial real estate fundamentals still appear strong with delinquencies, term defaults and losses holding to relatively low levels. Future changes in fair value of these securities are primarily dependent on sector fundamentals, credit spread movements, and changes in interest rates.

Financial services — As of September 30, 2007, the Company held approximately 110 different securities in the financial services sector that were in an unrealized loss position for greater than six months. Substantially all of these securities are investment grade securities priced at, or greater than, 90% of amortized cost as of September 30, 2007. The increase in unrealized losses was primarily due to the recent credit spread widening stemming from concerns over risks in the sub-prime mortgage and leveraged finance markets and the associated impact of issuer credit losses, earnings volatility, and access to liquidity for companies involved in those markets as well as the financial sector as a whole. Future changes in fair value of these securities are primarily dependent on the extent of future issuer credit losses, return of liquidity, and changes in general market conditions, including interest rates and credit spread movements.
CAPITAL MARKETS RISK MANAGEMENT
The Company has a disciplined approach to managing risks associated with its capital markets and asset/liability management activities. Investment portfolio management is organized to focus investment management expertise on the specific classes of investments, while asset/liability management is the responsibility of a dedicated risk management unit supporting the Company’s operations. Derivative instruments are utilized in compliance with established Company policy and regulatory requirements which are monitored internally and reviewed by senior management. During the three months ended September 30, 2007, there was deterioration in the U.S. housing sector, illiquidity in global commercial paper markets, and weakness in the broad bank and finance industries. This contributed to substantial spread widening in credit derivatives and structured credit products during the quarter. The Company does not expect to experience any significant economic loss as a result of the recent movement in credit markets primarily due to it’s diversified portfolio and security selection process.
Market Risk
The Company is exposed to market risk, primarily relating to the market price and/or cash flow variability associated with changes in interest rates, credit spreads including issuer defaults, market indices or foreign currency exchange rates. The Company is also exposed to the credit risk of obligor and counterparty repayment. The Company analyzes interest rate risk using various models including parametric models that forecast cash flows of the liabilities and the supporting investments, including derivative instruments under various market scenarios. For further discussion of market risk see the “Capital Markets Risk Management” section of the MD&A in the Hartford Life Insurance Company’s 2006 Form 10-K Annual Report.
Interest Rate Risk
The Company’s exposure to interest rate risk relates to the market price and/or cash flow variability associated with changes in market interest rates. The Company manages its exposure to interest rate risk through asset allocation limits, asset/liability duration matching and through the use of derivatives. For further discussion of interest rate risk, see the Interest Rate Risk discussion within the Capital Markets Risk Management section of the MD&A in Hartford Life Insurance Company’s 2006 Form 10-K Annual Report.
Credit Risk
The Company is exposed to credit risk within our investment portfolio and through derivative counterparties. Credit risk relates to the uncertainty of an obligor’s continued ability to make timely payments in accordance with the contractual terms of the instrument or contract. The Company manages credit risk through established investment credit policies which address quality of obligors and counterparties, credit concentrations limits, diversification requirements and acceptable risk levels under expected and stressed scenarios. These policies are regularly reviewed and approved by senior management and by The Hartford’s Board of Directors.
Derivative counterparty credit risk is measured as the amount owed to the Company based upon current market conditions and potential payment obligations between the Company and its counterparties. Credit exposures are generally quantified daily, netted by counterparty for each legal entity of the Company and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of derivative instruments exceeds the exposure policy thresholds which do not exceed $10. The Company also minimizes the credit risk in derivative instruments by entering into transactions with high quality counterparties rated A1/A or better.

In addition to counterparty credit risk, the Company enters into credit derivative instruments, including credit default, index and total return swaps, in which the Company assumes credit exposure from or reduces credit exposure to a single entity, referenced index, or asset pool, in exchange for periodic payments. As of September 30, 2007, the average S&P rating of the Company’s assumed credit derivative exposure was A+.
The Company is also exposed to credit spread risk related to security market price and cash flows associated with changes in credit spreads. Credit spreads widening will reduce the net unrealized gain position of the investment portfolio, will increase losses associated with credit based non-qualifying derivatives where the Company assumes credit exposure, and, if issuer credit spreads increase significantly or for an extended period of time, would likely result in higher other-than-temporary impairments. Credit spreads tightening will reduce net investment income associated with new purchases of fixed maturities.
Equity Risk
The Company’s operations are significantly influenced by changes in the equity markets, primarily in the U.S., but increasingly in Japan and other global markets due to the reinsurance of GMIB, GMAB and GMDB. The Company’s profitability in its investment products business depends largely on the amount of assets under management, which is primarily driven by the level of deposits, equity market appreciation and depreciation and the persistency of the in-force block of business. Prolonged and precipitous declines in the equity markets can have a significant effect on the Company’s operations, as sales of variable products may decline and surrender activity may increase, as customer sentiment towards the equity market turns negative. Lower assets under management will have a negative effect on the Company’s financial results, primarily due to lower fee income related to the Retail, Retirement Plans and Institutional and, to a lesser extent, the Individual Life segment, where a heavy concentration of equity linked products are administered and sold.
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
The Company’s statutory financial results also have exposure to equity market volatility due to the issuance of variable annuity contracts with guarantees. Specifically, in scenarios where equity markets decline substantially, we would expect significant increases in the amount of statutory surplus the Company would have to devote to maintain targeted rating agency and regulatory risk based capital (“RBC”) ratios (via the C3 Phase II methodology) and other similar solvency margin ratios. Various actions have been taken to partially mitigate this risk including the use of guaranteed benefit reinsurance, dynamic hedging programs of GMWB’s, and other statutory reserve hedges.
The Company sells variable annuity contracts that offer one or more living benefits, the value of which, to the policyholder, generally increase with declines in equity markets. As is described in more detail below, the Company manages the equity market risks embedded in these guarantees through reinsurance, product design and hedging programs. The Company believes its ability to manage equity market risks by these means gives it a competitive advantage; and, in particular, its ability to create innovative product designs that allow the Company to meet identified customer needs while generating manageable amounts of equity market risk. The Company’s relative sales and variable annuity market share have generally increased during periods when it has recently introduced new products to the market. In contrast, the Company’s relative sales and market share have generally decreased when competitors introduce products that cause an issuer to assume larger amounts of equity and other market risk than the Company is confident it can prudently manage. The Company believes its long-term success in the variable annuity market will continue to be aided by successful innovation that allows the Company to offer attractive product features in tandem with prudent equity market risk management. In the absence of this innovation, the Company’s market share in one or more of its markets could decline. At times, the Company has experienced lower levels of U.S. variable annuity sales as competitors continue to introduce new equity guarantees of increasing risk and complexity. New product development is an ongoing process that the Company expects to use to combat competitive sales pressure. Depending on the degree of consumer receptivity and competitor reaction to continuing changes in the Company’s product offerings, the Company’s future level of sales will continue to be subject to a high level of uncertainty.
The accounting for various benefit guarantees offered with variable annuity contracts can be significantly different. Those accounted for under SFAS 133 (such as GMWB’s or the reinsurance of GMIB’s and GMAB’s) are subject to significant fluctuation in value, which is reflected in net income, due to changes in interest rates, equity markets and equity market volatility as use of those capital market rates are required in determining the liability’s fair value at each reporting date. Benefit guarantee liabilities accounted for under SOP 03-1 (such as GMDBs) may also change in value; however, the change in value is not immediately reflected in net income. Under SOP 03-1, the income statement reflects the current period increase in the liability due to the deferral of a percentage of current period revenues. The percentage is determined by dividing the present value of claims by the present value of revenues using best estimate assumptions over a range of market scenarios. Current period revenues are impacted by actual increases or decreases in account value. Claims recorded against the liability have no immediate impact on the income statement unless those claims exceed the liability. As a result of these significant accounting differences the liability for guarantees recorded under SOP 03-1 may be significantly different than if it was recorded under SFAS 133 and vice versa. In addition, the conditions in the capital markets in Japan vs. those in the U.S. are sufficiently different that if the Company’s GMWB product currently offered in the U.S. were offered in Japan, the capital market conditions in Japan would have a significant impact on the valuation of the GMWB, irrespective of the accounting model. Many benefit guarantees meet the definition of an embedded derivative or a free-standing derivative, under SFAS 133 (GMWB, reinsurance of GMIB and GMAB), and as such are recorded at fair value with changes in fair value recorded in net income. However, certain contract features that define how the contract holder can access the value of the guaranteed benefit change the accounting from SFAS 133 to SOP 03-1. For contracts where the contract holder can only obtain the value of the guaranteed benefit upon the occurrence of an insurable event such as death (GMDB) or by making a significant initial net investment, such as when one invests in an annuity, the accounting for the benefit is prescribed by SOP 03-1.
The Company sells variable annuity contracts that offer various guaranteed death benefits. The Company maintains a liability, under SOP 03-1, for the death benefit costs of $513, as of September 30, 2007. Declines in the equity market may increase the Company’s net exposure to death benefits under these contracts. The majority of the contracts with the guaranteed death benefit feature are sold by the Retail segment. For certain guaranteed death benefits, the Company pays the greater of (1) the account value at death; (2) the sum of all premium payments less prior withdrawals; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary. For certain guaranteed death benefits sold with variable annuity contracts beginning in June 2003, the Retail segment pays the greater of (1) the account value at death; or (2) the maximum anniversary value; not to exceed the account value plus the greater of (a) 25% of premium payments, or (b) 25% of the maximum anniversary value of the contract. The Company currently reinsures a significant portion of these death benefit guarantees associated with its in-force block of business. Under certain of these reinsurance agreements, the reinsurers exposure is subject to an annual cap.
The Company’s total gross exposure (i.e. before reinsurance) to these guaranteed death benefits as of September 30, 2007 is $4.4 billion. Due to the fact that 85% of this amount is reinsured, the Company’s net exposure is $670. This amount is often referred to as the retained net amount at risk. However, the Company will incur these guaranteed death benefit payments in the future only if the policyholder has an in-the-money guaranteed death benefit at their time of death.

HLAI, a subsidiary of the Company, has assumed through reinsurance certain guaranteed minimum income benefits offered in connection with variable annuity contracts issued by HLIKK, a related party and subsidiary of Hartford Life. Effective July 31, 2006, the reinsurance agreement between HLAI and HLIKK was modified such that the reinsurance of the GMIB riders issued by HLIKK prior to April 1, 2005 were recaptured by HLIKK. On the date of the recapture, HLAI forgave the reinsurance derivative asset of $110 and paid HLIKK $38. The net result of the recapture was recorded as a dividend of $93, after-tax. GMIB riders issued by HLIKK subsequent to April 1, 2005 continue to be reinsured by HLAI. Declines in equity markets as well as a strengthening of the Japanese Yen in comparison to the U.S. dollar may increase the Company’s exposure to these guaranteed benefits. This increased exposure may be significant in extreme market scenarios. Depending on the underlying contract form, benefits are paid from HLAI to HLIKK either on the guaranteed annuity commencement date, when the contract holder’s account value is less than the present value of minimum guaranteed annuity payments, or alternatively, during the annuitization phase, when the contract holder’s account value is reduced to zero or upon death of the contract holder. The Company will incur these guaranteed income benefits in the future only if the contract holder has a guaranteed benefit that is in-the-money at the time of annuitization. The change in value of the GMIB reinsurance agreement for the three and nine months ended September 30, 2007 was a gain (loss) of $(63) and $(93), before-tax, respectively. The change in value of the GMIB reinsurance agreement for the three and nine months ended September 30, 2006 was a loss of $59 and $87, before-tax. As of September 30, 2007, the notional and fair value related to the reinsurance derivative was $15.5 billion and an asset of $7, respectively. As of December 31, 2006, the notional and fair value related to the reinsurance derivative was $12.3 billion and an asset of $119, respectively.
Effective September 30, 2007, HLAI entered into another reinsurance agreement with HLIKK, where HLIKK agreed to cede and HLAI agreed to reinsure 100% of the risks associated with the in-force and prospective GMAB, GMIB and GMDB riders issued by HLIKK on certain of its variable annuity business. The reinsurance of the GMAB riders is accounted for as a free-standing derivative in accordance with SFAS 133, Accordingly, the reinsurance of the GMAB is recorded at fair value on the Company’s balance sheet, with prospective changes in fair value recorded in earnings.
Also, effective July 31, 2006 the reinsurance agreement between HLAI and HLIKK was modified to include the GMDB on covered contracts that have an associated GMIB rider. The modified reinsurance agreement applies to all contracts issued after July 31, 2006 as well as to in-force GMIB riders and GMDB issued before July 31, 2006, but on or after April 1, 2005. The Company maintains a death benefit liability under “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”), which was $3 as of September 30, 2007. As of December 31, 2006 the balance was immaterial.
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
In addition, the Company uses hedging instruments to hedge its unreinsured GMWB exposure. These instruments include interest rate futures and swaps, S&P 500 and NASDAQ index put options, and futures contracts. The Company also uses EAFE Index swaps to hedge GMWB exposure to international equity markets. The hedging program involves a detailed monitoring of policyholder behavior and capital markets conditions on a daily basis and rebalancing of the hedge position as needed. While the Company actively manages this hedge position, hedge ineffectiveness may result due to factors including, but not limited to, policyholder behavior, capital markets dislocation or discontinuity and divergence between the performance of the underlying funds and the hedging indices.

The Company is continually exploring new ways and new markets to manage or spread the capital markets and policyholder behavior risks associated with its living benefits. During the nine months ended September 30, 2007, the Company opportunistically entered into two customized swap contracts to hedge certain capital market risk components for the remaining term of certain blocks of non-reinsured GMWB riders. As of September 30, 2007, these swaps had a notional value of $13.4 billion and a market value of $8.2. Due to the significance of the non-observable inputs associated with pricing these derivatives, the initial difference between the transaction price and modeled value was deferred in accordance with EITF No. 02-3 “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” and included in Other Assets in the Condensed Consolidated Financial Statements. The deferred loss of $51 will be recognized in retained earnings upon adoption of SFAS 157, “Fair Value Measurements” (“SFAS 157”) or in net income if the non-observable inputs in the derivatives price become observable prior to the initial adoption of SFAS 157. In addition, any changes in value of the swaps due to the initial adoption of SFAS 157 will also be recorded in retained earnings. Future changes in fair value would be recorded in net income.
The net effect of the change in value of the embedded derivative net of the results of the hedging program was a gain/(loss) of $(139) (primarily reflecting modeling refinements made by the Company) and $9 before deferred policy acquisition costs and tax effects for the three months ended September 30, 2007 and 2006, respectively, and a gain/(loss) of $(250) (primarily reflecting newly reliable market inputs for volatility as well as modeling refinements made by the Company) and $(26) for the nine months ended September 30, 2007 and 2006, respectively. As of September 30, 2007, the notional and fair value related to the embedded derivatives, the hedging strategy and reinsurance was $70.1 billion and $56, respectively. As of December 31, 2006, the notional and fair value related to the embedded derivatives, the hedging strategy, and reinsurance was $53.3 billion and $377, respectively.
The Company employs additional strategies to manage equity market risk in addition to the derivative and reinsurance strategy described above that economically hedges the fair value of the U.S. GMWB rider. Notably, the Company purchases one and two year S&P 500 Index put option contracts to economically hedge certain other liabilities that could increase if the equity markets decline. As of September 30, 2007 and December 31, 2006, the notional value related to this strategy was $2.4 billion and $2.2 billion, respectively, while the fair value related to this strategy was $17 and $29, respectively. Because this strategy is intended to partially hedge certain equity-market sensitive liabilities calculated under statutory accounting (see Capital Resources and Liquidity), changes in the value of the put options may not be closely aligned to changes in liabilities determined in accordance with GAAP, causing volatility in GAAP net income.
The Company continually seeks to improve its equity risk management strategies. The Company has made considerable investment in analyzing current and potential future market risk exposures arising from a number of factors, including but not limited to, product guarantees (GMDB, GMWB, GMIB and GMAB), equity market and interest rate risks (in both the U.S. and Japan) and foreign currency exchange rates. The Company evaluates these risks individually and, increasingly, in the aggregate to determine the risk profiles of all of its products and to judge their potential impacts on GAAP net income, statutory capital volatility and other metrics. Utilizing this and future analysis, the Company expects to evolve its risk management strategies over time, modifying its reinsurance, hedging and product design strategies to optimally mitigate its aggregate exposures to market-driven changes in GAAP equity, statutory capital and other economic metrics. Because these strategies could target an optimal reduction of a combination of exposures rather than targeting a single one, it is possible that volatility of GAAP net income would increase, particularly if the Company places an increased relative weight on protection of statutory surplus in future strategies.
Derivative Instruments
The Hartford utilizes a variety of derivative instruments, including swaps, caps, floors, forwards, futures and options, in compliance with Company policy and regulatory requirements, designed to achieve one of four Company approved objectives: to hedge risk arising from interest rate, equity market, credit spreads including issuer defaults, price or foreign currency rate risk or volatility; to manage liquidity; to control transaction costs; or to enter into replication transactions. Derivative activities are monitored by an internal compliance unit and reviewed frequently by senior management. The Company’s derivative transactions are used in strategies permitted under the derivatives use plans required by the State of Connecticut and New York insurance departments.

CAPITAL RESOURCES AND LIQUIDITY
Capital resources and liquidity represent the overall financial strength of Hartford Life Insurance Company and its ability to generate strong cash flows from each of the business segments, borrow funds at competitive rates and raise new capital to meet operating and growth needs.
Debt
Consumer Notes
As of September 30, 2007, and December 31, 2006, $723 and $258 of consumer notes had been issued. As of September 30, 2007, these consumer notes have interest rates ranging from 4.7% to 6.3% for fixed notes and, for variable notes, either consumer price index plus 175 to 267 basis points, or indexed to the S&P 500, Dow Jones Industrials or the Nikkei 225. For the three and nine months ended September 30, 2007, interest credited to holders of consumer notes was $10 and $21, respectively.
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
The following table summarizes Hartford Life Insurance Company’s significant member companies’ financial ratings from the major independent rating organizations as of October 23, 2007:

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

Equity Markets
The Company’s statutory financial results also have exposure to equity market volatility due to the issuance of variable annuity contracts with guarantees. Specifically, in scenarios where equity markets decline substantially, we would expect significant increases in the amount of statutory surplus the Company would have to devote to maintain targeted rating agency and regulatory RBC ratios (via the C3 Phase II methodology) and other similar solvency margin ratios. Various actions have been taken to partially mitigate this risk including the use of guaranteed benefit reinsurance, dynamic hedging programs of U.S. GMWB’s, and other statutory reserve hedges.
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
Item 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of September 30, 2007.
Changes in internal control over financial reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
The Company is involved in claims litigation arising in the ordinary course of business, both as a liability insurer defending or providing indemnity for third-party claims brought against insureds and as an insurer defending coverage claims brought against it. The Company accounts for such activity through the establishment of unpaid loss and loss adjustment expense reserves. Management expects that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to the condensed consolidated financial condition, results of operations or cash flows of the Company.
The Company is also involved in other kinds of legal actions, some of which assert claims for substantial amounts. These actions include, among others, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, improper sales practices in connection with the sale of life insurance and other investment products; and improper fee arrangements in connection with mutual funds and structured settlements. The Company also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to the consolidated financial condition of the Company. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated results of operations or cash flows in particular quarterly or annual periods.
Broker Compensation Litigation —Following the New York Attorney General’s filing of a civil complaint against Marsh & McLennan Companies, Inc., and Marsh, Inc. (collectively, “Marsh”) in October 2004 alleging that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them, private plaintiffs brought several lawsuits against The Hartford predicated on the allegations in the Marsh complaint, to which The Hartford was not party. Among these is a multidistrict litigation in the United States District Court for the District of New Jersey. There are two consolidated amended complaints filed in the multidistrict litigation, one related to conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. The Company is named in the group benefits products complaint. The complaints assert, on behalf of a putative class of persons who purchased insurance through broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group benefits products complaint, claims under ERISA. The claims are predicated upon allegedly undisclosed or otherwise improper payments of contingent commissions to the broker defendants to steer business to the insurance company defendants. The district court has dismissed the Sherman Act and RICO claims in both complaints for failure to state a claim. The district court further has declined to exercise supplemental jurisdiction over the state law claims in the property-casualty insurance complaint, has dismissed those state law claims without prejudice, and has closed the property-casualty insurance case. The plaintiffs have appealed the dismissal of the Sherman Act and RICO claims in the property-casualty insurance case. The defendants have filed motions for summary judgment on the ERISA claims in the group benefits products complaint. Those motions remain pending.
Item 1A. RISK FACTORS
We are updating the risk factor included in the Annual Report on Form 10-K for the year ended December 31, 2006 under the heading, “We are exposed to significant capital markets risk related to changes in interest rates, equity prices and foreign exchange rates which may adversely affect our results of operations, financial condition or cash flows” to read as follows:

We are exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads, equity prices, and foreign exchange rates which may adversely affect our results of operations, financial condition or cash flows.
We are exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads, equity prices and foreign currency exchange rates. Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates will reduce the net unrealized gain position of our investment portfolio, increase interest expense on our variable rate debt obligations and, if long-term interest rates rise dramatically within a six to twelve month time period, certain of our Life businesses may be exposed to disintermediation risk. Disintermediation risk refers to the risk that our policyholders may surrender their contracts in a rising interest rate environment, requiring us to liquidate assets in an unrealized loss position. Due to the long-term nature of the liabilities associated with certain of our Life businesses, such as structured settlements and guaranteed benefits on variable annuities, sustained declines in long term interest rates may subject us to reinvestment risks and increased hedging costs. Our exposure to credit spreads primarily relates to market price and cash flow variability associated with changes in credit spreads. A widening of credit spreads will reduce the net unrealized gain position of the investment portfolio, will increase losses associated with credit based non-qualifying derivatives where the Company assumes credit exposure, and, if issuer credit spreads increase significantly or for an extended period of time, would likely result in higher other-than-temporary impairments. Credit spreads tightening will reduce net investment income associated with new purchases of fixed maturities. Our primary exposure to equity risk relates to the potential for lower earnings associated with certain of our Life businesses, such as variable annuities, where fee income is earned based upon the fair value of the assets under management. In addition, certain of our Life products offer guaranteed benefits which increase our potential benefit exposure should equity markets decline. We are also exposed to interest rate and equity risk based upon the discount rate and expected long-term rate of return assumptions associated with our pension and other post-retirement benefit obligations. Sustained declines in long-term interest rates or equity returns likely would have a negative effect on the funded status of these plans. Our primary foreign currency exchange risks are related to net income from foreign operations, non-U.S. dollar denominated investments, investments in foreign subsidiaries, the yen denominated individual fixed annuity product, and certain guaranteed benefits associated with the Japan variable annuity. These risks relate to the potential decreases in value and income resulting from a strengthening or weakening in foreign exchange rates versus the U.S. dollar. In general, the weakening of foreign currencies versus the U.S. dollar will unfavorably affect net income from foreign operations, the value of non-U.S. dollar denominated investments, investments in foreign subsidiaries and realized gains or losses on the yen denominated individual fixed annuity product. In comparison, a strengthening of the Japanese yen in comparison to the U.S. dollar and other currencies may increase our exposure to the guarantee benefits associated with the Japan variable annuity. If significant, declines in equity prices, changes in U.S. interest rates, changes in credit spreads and the strengthening or weakening of foreign currencies against the U.S. dollar or in tandem, could have a material adverse effect on our consolidated results of operations, financial condition or cash flows.
For a discussion of Risk Factors, see Item 1A of the Company’s 2006 Form 10-K Annual Report.
Item 6. EXHIBITS
See Exhibits Index on page 58.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HARTFORD LIFE INSURANCE COMPANY

/s/ Ernest M. McNeill Jr.
Ernest M. McNeill Jr.
Senior Vice President and Chief Accounting Officer
October 23, 2007

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
FORM 10-Q
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
EXHIBITS INDEX

Exhibit #

3.01	Amended and Restated Bylaws of Hartford Life Insurance Company

12.01	Computation of Ratio of Earnings to Fixed Charges

15.01	Deloitte & Touche LLP Letter of Awareness

31.01	Certification of Lizabeth H. Zlatkus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of John C. Walters pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.03	Certification of Glenn D. Lammey pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Lizabeth H. Zlatkus pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of John C. Walters pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.03	Certification of Glenn D. Lammey pursuant to Section 906 of the Sarbanes-Oxley Act of 2002