Form 10-K
period 2007-12-31
HARTFORD LIFE INSURANCE CO
filed 2008-02-22
CIK 45947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Yes ☐   No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of December 31, 2007 was $0, because all of the outstanding shares of Common Stock were owned by Hartford Life and Accident Insurance Company, a direct wholly owned subsidiary of Hartford Life, Inc.
As of February 15, 2008, there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant.
The registrant meets the conditions set forth in General Instruction (I) (1) (a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

CONTENTS

ITEM		DESCRIPTION	PAGE
PART I	1.	Business *	3
	1A.	Risk Factors	11
	1B.	Unresolved Staff Comments	16
	2.	Properties *	16
	3.	Legal Proceedings	16
	4.	**

PART II	5.	Market for Hartford Life Insurance Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	17
	6.	**
	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations *	18
	7A.	Quantitative and Qualitative Disclosures About Market Risk	69
	8.	Financial Statements and Supplementary Data	69
	9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	69
	9A.	Controls and Procedures	69
	9B.	Other Information	70

PART III	10.	**
	11.	**
	12.	**
	13.	**
	14.	Principal Accounting Fees and Services	70

PART IV	15.	Exhibits, Financial Statement Schedules	70
		Signatures	II-1
		Exhibits Index	II-2
EX-12.01: COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
EX-23.01: CONSENT OF DELOITTE & TOUCHE LLP
EX-31.01: CERTIFICATION
EX-31.02: CERTIFICATION
EX-31.03: CERTIFICATION
EX-32.01: CERTIFICATION
EX-32.02: CERTIFICATION

*	Item prepared in accordance with General Instruction I (2) of Form 10-K

**	Item omitted in accordance with General Instruction I (2) of Form 10-K

PART I
Item 1. BUSINESS
(Dollar Amounts In Millions, Unless Otherwise Stated)
General
Hartford Life Insurance Company and its subsidiaries (“Hartford Life Insurance Company”, “Life” or the “Company”), is a direct subsidiary of Hartford Life and Accident Insurance Company (“HLA”), a wholly owned subsidiary of Hartford Life, Inc. (“Hartford Life”). Hartford Life is an indirect subsidiary of The Hartford Financial Services Group, Inc. (“The Hartford”). Hartford Life Insurance Company provides (i) retail and institutional investment products, including variable annuities, fixed market value adjusted (“MVA”) annuities, private placement life insurance, which includes life insurance products purchased by a company on the lives of its employees, and retirement plan services for the savings and retirement needs of over 6 million customers, (ii) life insurance for wealth protection, accumulation and transfer needs for approximately 732,000 customers, (iii) assumes fixed annuity products, guaranteed minimum death benefit (“GMDB”), guaranteed minimum income benefits (“GMIB”) and guaranteed minimum accumulation benefit (“GMAB”) from Hartford Life’s international operations. The Company is a large seller of individual variable annuities and variable universal life insurance in the United States. The Company’s strong position in each of its core businesses provides an opportunity to increase the sale of the Company’s products and services as individuals increasingly save and plan for retirement, protect themselves and their families against the financial uncertainties associated with disability or death and engage in estate planning. (For additional information, see the Capital Resources and Liquidity section of the Management’s Discussion and Analysis (“MD&A”) section).
The Company’s total assets were $266.2 billion at December 31, 2007 up from $241.5 billion at December 31, 2006. The Company generated revenues of $6.6 billion, $6.1 billion and $5.9 billion in 2007, 2006 and 2005, respectively. Additionally, the Company generated net income of $740, $731 and $909 in 2007, 2006 and 2005, respectively.
Reporting Segments
The Company is organized into four reporting segments: Retail Products Group (“Retail”), Retirement Plans, Institutional Solutions Group (“Institutional”), and Individual Life. In 2007, the Company changed its reporting for realized gains and losses, as well as credit risk charges previously allocated between Other and each of the Company’s reporting segments. All segment data for prior reporting periods have been adjusted to reflect the current segment reporting.
Retail offers individual variable and fixed MVA annuities.
Retirement Plans provides products and services to corporations pursuant to Section 401(k) and products and services to municipalities and not-for-profit organizations under Section 457 and 403(b) of the IRS code.
Institutional primarily offers institutional liability products, including stable value products and institutional annuities (primarily terminal funding cases), as well as variable Private Placement Life Insurance (“PPLI”) owned by corporations and high net worth individuals. Furthermore, Institutional offers additional individual products including structured settlements, consumer notes and single premium immediate annuities and longevity assurance.
Individual Life sells a variety of life insurance products, including variable universal life, universal life, interest sensitive whole life and term life.
The Company includes in an Other category its leveraged PPLI product line of business; corporate items not directly allocated to any of its reporting segments; inter-segment eliminations, GMIB, GMDB and GMAB reinsurance assumed from Hartford Life Insurance KK (“HLIKK”), a related party and subsidiary of Hartford Life, as well as certain group benefit products, including group life and group disability insurance that is directly written by the Company and for which nearly half is ceded to its parent, HLA.
Customer Service, Technology and Economies of Scale —
The Company maintains advantageous economies of scale and operating efficiencies due to its growth, attention to expense and claims management and commitment to customer service and technology. These advantages allow the Company to competitively price its products for its distribution network and policyholders. In addition, the Company utilizes technology to enhance communications within the Company and throughout its distribution network in order to improve the Company’s efficiency in marketing, selling and servicing its products and, as a result, provides high-quality customer service. In recognition of excellence in customer service for individual annuities, the Company was awarded the 2007 Annuity Service Award by DALBAR Inc., a recognized independent financial services research organization, for the twelfth consecutive year. The Company has received this prestigious award in every year of the award’s existence. Also, in 2007 the Company earned its fifth DALBAR Award for Retirement Plan Service which recognizes Hartford Life Insurance Company as the No. 1 service provider of retirement plans in the industry. Continuing the trend of service excellence, the Company’s Individual Life segment won its seventh consecutive DALBAR award for service of life insurance customers. Additionally, the Company’s Individual Life segment also won its sixth consecutive DALBAR Financial Intermediary Service Award in 2007.

Risk Management
The Company’s product designs, prudent underwriting standards and risk management techniques are structured to protect it against disintermediation risk, greater than expected mortality and morbidity experience, foreign currency risk and risks associated with certain product features, specifically the GMDB and GMWB offered with variable annuity products and the GMIB and GMAB assumed from a related party. As of December 31, 2007, the Company had limited exposure to disintermediation risk on approximately 98% of its domestic life insurance and annuity liabilities through the use of separate accounts, MVA features, policy loans, surrender charges and non-surrenderability provisions. The Company effectively utilizes prudent underwriting to select and price insurance risks and regularly monitors mortality and morbidity assumptions to determine if experience remains consistent with these assumptions and to ensure that its product pricing remains appropriate. The Company also employs disciplined claims management to protect itself against greater than expected morbidity experience. The Company uses reinsurance structures and has modified benefit features to mitigate the mortality exposure associated with GMDB. The Company also uses reinsurance and derivative instruments to attempt to minimize equity risk volatility associated with the GMWB liability.
Retail
The Retail segment focuses, through the sale of individual variable and fixed annuities and other investment products on the savings and retirement needs of the growing number of individuals who are preparing for retirement or who have already retired. This segment’s total assets grew to $135.2 billion at December 31, 2007 from $129.2 billion at December 31, 2006. Retail generated revenues of $2.5 billion, $2.6 billion and $2.5 billion in 2007, 2006 and 2005, respectively, of which individual annuities accounted for $2.5 billion, $2.6 billion and $2.5 billion for 2007, 2006 and 2005, respectively. Net income in Retail was $663, $397 and $480 in 2007, 2006 and 2005, respectively.
The Company sells both variable and fixed individual annuity products through a wide distribution network of national and regional broker-dealer organizations, banks and other financial institutions and independent financial advisors. The Company is among market leaders in the annuity industry with deposits of $14.3 billion, $13.1 billion and $11.5 billion in 2007, 2006 and 2005, respectively. In addition, the Company is a large seller of individual retail variable annuities in the United States with deposits of $13.2 billion, $12.1 billion and $11.2 billion in 2007, 2006 and 2005, respectively.
The Company’s total account value related to individual annuity products was $129.3 billion as of December 31, 2007. Of this total account value, $119.1 billion or 92%, related to individual variable annuity products and $10.2 billion, or 8% related primarily to fixed MVA annuity products. As of December 31, 2006, the Company’s total account value related to individual annuity products was $124.3 billion. Of this total account value, $114.4 billion, or 92%, related to individual variable annuity products and $9.9 billion, or 8%, related primarily to fixed MVA annuity products. As of December 31, 2005, the Company’s total account value related to individual annuity products was $115.5 billion. Of this total account value, $105.3 billion, or 91%, related to individual variable annuity products and $10.2 billion, or 9%, related primarily to fixed MVA annuity products.
Principal Products
Individual Variable Annuities — The Company earns fees, based on policyholders’ account values, for managing variable annuity assets, providing various death benefits and living benefits, and maintaining policyholder accounts. The Company uses specified portions of the periodic deposits paid by a customer to purchase units in one or more mutual funds as directed by the customer, who then assumes the investment performance risks and rewards. As a result, variable annuities permit policyholders to choose aggressive or conservative investment strategies, as they deem appropriate, without affecting the composition and quality of assets in the Company’s general account. These products offer the policyholder a variety of equity and fixed income options, as well as the ability to earn a guaranteed rate of interest in the general account. The Company offers an enhanced guaranteed rate of interest for a specified period of time (no longer than twelve months) if the policyholder elects to dollar-cost average funds from the Company’s general account into one or more separate accounts.
The assets underlying the Company’s variable annuities are managed both internally and by independent money managers, while the Company provides all policy administration services. The Company utilizes a select group of money managers for inclusion in its variable annuities. Furthermore, some of the money managers are compensated on sales of the Company’s products and enhance the marketability of The Company’s annuities and the strength of its product offerings. Hartford Leaders, which is a multi-manager variable annuity that combines the product manufacturing, wholesaling and service capabilities of the Company with the investment management expertise of American Funds, Franklin Templeton Group, AIM Investments and MFS Investment Management, one of the industry leaders in terms of retail sales. In 2005, the Director M variable annuity was introduced to combine the product manufacturing, wholesaling and service capabilities of the Company with the investment management expertise of Wellington Management Company, LLP (“Wellington”) and Hartford Investment Management Company (“HIMCO”), as well as an additional six premier investment firms: AllianceBernstein, Fidelity Investments, Lord Abbett, Oppenheimer Funds, Putnam and Van Kampen.

Policyholders may make deposits of varying amounts at regular or irregular intervals and the value of these assets fluctuates in accordance with the investment performance of the funds selected by the policyholder. To encourage persistency, many of the Company’s individual variable annuities are subject to withdrawal restrictions and surrender charges. Surrender charges range up to 8% of the contract’s deposits less withdrawals, and reduce to zero on a sliding scale, usually within seven years from the deposit date. Individual variable annuity account values of $119.1 billion as of December 31, 2007, have grown from $114.4 billion as of December 31, 2006, primarily due to equity market appreciation. Approximately 96% and 95% of the individual variable annuity account values were held in separate accounts as of December 31, 2007 and 2006, respectively.
All new individual variable annuity contracts issued by Retail also offer a living benefit (i.e., GMWB) feature. The GMWB provides the policyholder with a guaranteed remaining balance (“GRB”) if their account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. However, annual withdrawals that exceed a specific percentage of the premiums paid may reduce the GRB by an amount greater than the withdrawals and may also impact the guaranteed annual withdrawal amount that subsequently applies after the excess annual withdrawals occur. For certain of the withdrawal benefit features, the policyholder also has the option, after a specified time period, to reset the GRB to the then-current account value, if greater. In addition, the Company has features that allow the policyholder to receive the guaranteed annual withdrawal amount for life. Through this feature, the policyholder will receive a percentage of the GRB. The GRB is reset on an annual basis to the maximum anniversary account value subject to a cap. Retail’s total account value related to individual variable annuity products with GMWB features was $56.4 billion, $48.3 billion and $38.1 billion as of December 31, 2007, 2006 and 2005, respectively.
Retail also sells many variable annuity contracts issued with a GMDB feature. For certain contracts the Company pays the greater of (1) account value at death, (2) the sum of all premium payments less prior withdrawals; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary. For certain guaranteed death benefits sold with variable annuity contracts beginning in June 2003, the Company pays the greater of (1) the account value at death; or (2) the maximum anniversary value; not to exceed the account value plus the greater of (a) 25% of premium payments, or (b) 25% of the maximum anniversary value of the contract. Retail’s total account value related to variable annuity products with GMDB features was $126.8 billion, $121.8 billion and $112.1 billion as of December 31, 2007, 2006 and 2005, respectively.
Fixed MVA Annuities — Fixed MVA annuities are fixed rate annuity contracts which guarantee a specific sum of money to be paid in the future, either as a lump sum or as monthly income. In the event that a policyholder surrenders a policy prior to the end of the guarantee period, the MVA feature increases or decreases the cash surrender value of the annuity as a function of decreases or increases, respectively, in crediting rates for newly issued contracts thereby protecting the Company from losses due to higher interest rates at the time of surrender. The amount of the lump sum or monthly income payment will not fluctuate due to adverse changes in other components of the Company’s investment return, mortality experience or expenses. Retail’s primary fixed MVA annuities have terms varying from one to ten years with an average term to maturity of approximately four years. Account values of fixed MVA annuities were $10.2 billion, $9.9 billion and $10.2 billion as of December 31, 2007, 2006 and 2005, respectively.
Marketing and Distribution
The Retail segment distribution network is based on management’s strategy of utilizing multiple and competing distribution channels to achieve the broadest distribution to reach target customers. The success of the Company’s marketing and distribution system depends on its product offerings, fund performance, successful utilization of wholesaling organizations, quality of customer service, and relationships with national and regional broker-dealer firms, banks and other financial institutions, and independent financial advisors (through which the sale of retail investment products to customers is consummated).
The Company periodically negotiates provisions and terms of its relationships with unaffiliated parties, and there can be no assurance that such terms will remain acceptable to the Company or such third parties. The Company’s primary wholesaler of its individual annuities is PLANCO Financial Services, LLC and its affiliate, PLANCO, LLC (collectively “PLANCO”) which are wholly-owned subsidiaries of HLA. PLANCO is one of the nation’s largest wholesalers of individual annuities and has played a significant role in the Company’s growth over the past decade. As a wholesaler, PLANCO distributes the Company’s fixed and variable annuities and offshore products by providing sales support to registered representatives and financial planners at broker-dealers and brokerage firms and banks across the United States. Owning PLANCO secures an important distribution channel for the Company and gives the Company a wholesale distribution platform which it can expand in terms of both the number of individuals wholesaling its products and the portfolio of products which they wholesale.

Competition
Retail competes with numerous other insurance companies as well as certain banks, securities brokerage firms, asset management organizations and other financial intermediaries marketing annuities, mutual funds and other retirement-oriented products. Product sales are affected by competitive factors such as investment performance ratings, product design, visibility in the marketplace, financial strength ratings, distribution capabilities, levels of charges and credited rates, reputation and customer service.
Competition continues to be very strong in the variable annuities market as the focus on guaranteed lifetime income has caused most major variable annuity writers to upgrade their suite of living benefits. Upgrades to competitor living benefits include enhanced lifetime GMWBs, increased deferral bonuses and increased step-up frequency. The Company is committed to maintaining a product suite that delivers a strong value proposition to our consumers and brokers and intends to refresh its suite of living benefits in May 2008.
Retirement Plans
The Company is among the top providers of retirement products and services. Products and services offered by Retirement Plans include asset management and plan administration sold to municipalities and not-for-profit organizations pursuant to Section 457 and 403(b) of the Internal Revenue Code of 1986, as amended (referred to as “Section 457” and “403(b)”, respectively). The Company’s also provides retirement products and services, including asset management and plan administration sold to small- and medium-size corporations pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (referred to as “401(k)”).
403(b)/457account values were $12.4 billion, $11.5 billion and $10.5 billion as of December 31, 2007, 2006 and 2005, respectively. 401(k) products account values were $14.7 billion, $12.0 billion and $8.8 billion as of December 31, 2007, 2006 and 2005, respectively. Retirement Plans total assets were $28.2 billion and $24.6 billion as of December 31, 2007 and 2006, respectively. Retirement Plans generated revenues of $543, $509 and $474 in 2007, 2006 and 2005, respectively, and net income of $53, $94 and $73 in 2007, 2006 and 2005, respectively.
Principal Products
403(b)/457 — The Company sells retirement plan products and services to municipalities under Section 457 plans and to not-for-profits under Section 403(b) plans. The Company offers a number of different investment products, including variable annuities and fixed products, to the employees in Section 457 and 403(b) plans. Generally, with the variable products, the Company manages the fixed income funds and certain other outside money managers act as advisors to the equity funds offered in Section 457 and 403(b) plans administered by the Company. As of December 31, 2007, the Company administered over 3,800 plans under Sections 457 and 403(b). Total account values were $12.4 billion, $11.5 billion and $10.5 billion as of December 31, 2007, 2006 and 2005, respectively.
401(k) — The Company sells retirement plan products and services to corporations under 401(k) plans targeting the small and medium case markets. The Company believes these markets are under-penetrated in comparison to the large case market. The number of 401(k) plans administered as of December 31, 2007 was over 15,200. Total account values were $14.7 billion, $12.0 billion and $8.8 billion as of December 31, 2007, 2006 and 2005, respectively.
Marketing and Distribution
In the Section 457 and 403(b) markets, Retirement Plan’s distribution network uses internal personnel with extensive experience to sell its products and services in the retirement plan and institutional markets. The success of the Company’s marketing and distribution system depends on its product offerings, fund performance, successful utilization of wholesaling organizations, quality of customer service, and relationships with national and regional broker-dealer firms, banks and other financial institutions.
In the 401(k) market, Retirement Plan’s primary wholesaler of its plans is PLANCO. As a wholesaler, PLANCO distributes Life’s 401(k) plans by providing sales support to registered representatives, financial planners and broker-dealers at brokerage firms and banks across the United States. In addition, the Company uses internal personnel with extensive experience in the 401(k) market to sell its products and services in the retirement plan market.

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
The competitive landscape for providers of group retirement plans has and will continue to intensify. The past few years have seen consolidation among industry providers seeking to increase scale, improve cost efficiencies, and enter new market segments. The consolidation of providers is expected to continue as smaller providers exit the market.
In addition, many providers are attempting to expand their market share by extending their target markets across plan size- and tax code segments (401(k), 457, 403(b)), some of which they may not have previously served. Competition increases as the number of providers selling business in each segment grows.
The long-awaited, landmark 403(b) regulations, finalized in July 2007, have contributed to the increased activity in the 403(b) market. The regulations, in general, align an employer’s responsibilities more closely with those of a 401(k), making 403(b)s more attractive to providers who have experience with 401(k) plans. Final Pension Provider Act regulations have also increased competition over features key to those regulations, such as automatic enrollment capabilities and differentiation of target date fund offerings, when used as qualified default investment alternatives.
Institutional
The Company provides structured settlement contracts, institutional annuities, longevity assurance and stable value investment products through the Institutional Investment Products (“IIP”) business unit. Additionally, the Company is a leader in the variable PPLI market, which includes life insurance policies purchased by a company or a trust on the lives of employees, with the Company or a trust sponsored by the Company named as the beneficiary under the policy.
The Company’s total account values related to IIP were $24.8 billion, $21.9 billion and $17.6 billion as of December 31, 2007, 2006 and 2005, respectively. Variable PPLI products account values were $32.8 billion, $26.1 billion and $23.8 billion as of December 31, 2007, 2006 and 2005, respectively. Institutional total assets were $77.9 billion and $65.9 billion as of December 31, 2007 and 2006, respectively. Institutional generated revenues of $2.3 billion, $1.7 billion and $1.4 billion in, 2007, 2006 and 2005, respectively and net income of $7, $69 and $107 in 2007, 2006 and 2005, respectively.
Principal Products
IIP — The Company sells the following IIP: structured settlements, GICs and other short-term funding agreements, and other annuity contracts for special purposes such as funding of terminated defined benefit pension plans (institutional annuities arrangements).
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
Single Premium Immediate Annuities — Single premium immediate annuities (“SPIA”) are individual contracts that provide a fixed immediate payout annuity. Contracts pay either life contingent or period certain benefits, at the discretion of the contract holder.

Variable PPLI Products — Variable PPLI products continue to be used by employers to fund non-qualified benefits or other post-employment benefit liabilities. A key advantage to plan sponsors is the opportunity to select from a range of tax deferred investment allocations. Recent clarifications in regulatory policy have made PPLI products particularly attractive to banks with postretirement medical obligations. PPLI has also been widely used in the high net worth marketplace due to its low costs, range of investment choices and ability to accommodate a fund of funds management style. This institutionally priced hedge fund product is aimed at the rapidly growing market composed of affluent investors unwilling to participate in hedge funds directly due to minimum investment thresholds.
Marketing and Distribution
In the structured settlement market, the Institutional segment sells individual fixed immediate annuity products through a small number of specialty brokerage firms that work closely with The Hartford’s Property & Casualty operations. The Company also works directly with the brokerage firms on cases that do not involve The Hartford’s Property & Casualty operations.
In the stable value marketplace, the Institutional segment sells GICs, funding agreements, and funding agreement backed notes to retirement plan sponsors or other large institutions either through investment management firms or directly, using Hartford employees.
In the institutional annuities market, the Company sells its group annuity products to retirement plan sponsors through three different channels (1) a small number of specialty brokers; (2) large benefits consulting firms and (3) directly, using Hartford employees.
In the PPLI market, specialized strategic alliance partners with expertise in the large case market assist in the placement of many cases. High net worth PPLI is often placed with the assistance of investment banking and wealth management specialists.
The Institutional segment also distributes consumer notes through a purchasing agent and its corresponding selling group of broker-dealers and securities firms.
Competition
IIP markets are highly competitive from a pricing perspective, and a small number of cases often account for a significant portion of sales. In addition, the value proposition for a segment of Institutional’s sales is dependent on the new money yield on fixed income assets. The lower interest rates become and/or the more volatile the credit environment becomes the less attractive our solution is perceived relative to alternatives available to our clients. Institutional does benefit from a diverse product platform including institutional mutual funds and structured settlements which help mitigate the impact of interest rate and credit spread changes on sales.
Institutional competes with numerous other life insurance companies as well as investment banks and asset managers who provide investment and risk management solutions. Additionally, there is competition from retail banks, securities brokerage firms, independent financial advisors and other financial intermediaries marketing annuities and other retirement-oriented products. Product sales are affected by competitive factors such as investment performance, ratings, product design, visibility in the marketplace, financial strength, distribution capabilities, fees, credited rates, reputation and customer service.
For institutional product lines offering fixed annuity products (e.g., Institutional Annuities, Structured Settlements, and GICs), price, financial strength, stability and credit ratings are key buying factors. As a result, the competitors in those marketplaces tend to be other large, long-established insurance companies.
For PPLI, competition in the large case market comes from other insurance carriers and from specialized agents with expertise in the benefit funding marketplace. The business is very competitive. Price is a major consideration, but there are other factors such as relationships, investment offerings and services. PPLI is a leader in the large case market and has strengthened its position in the last few years. For high net worth programs, the competition is often from other investment banking firms allied with other insurance carriers. There has been some activity with competitors returning to the market after the Pension Protection Act (PPA) was implemented in 2007 clarifying best practices. However, there are several barriers to entry which include scale, expertise and administrative capability that make it difficult for new entrants to enter the business.
Individual Life
The Individual Life segment provides life insurance strategies to a wide array of business intermediaries and partners to solve the wealth protection, accumulation and transfer needs of its affluent, emerging affluent and business life insurance clients. Life insurance in force was $175.5 billion, $160.0 billion and $146.2 billion as of December 31, 2007, 2006 and 2005 respectively. Account values were $11.9 billion, $10.9 billion and $9.8 billion as of December 31, 2007, 2006 and 2005, respectively. Individual Life total assets were $15.2 billion and $13.8 billion as of December 31, 2007 and 2006, respectively. Revenues were $1.1 billion, $1.1 billion and $1.0 billion in 2007, 2006 and 2005, respectively. Net income in Individual Life was $169, $137 and $157 in 2007, 2006 and 2005, respectively.

Principal Products
The Company holds a significant market share in the variable universal life product market and is a leading seller of variable universal life insurance according to the Tillinghast VALUE Survey as of September 30, 2007. Sales in the Individual Life segment were $286, $284 and $250 in 2007, 2006 and 2005, respectively.
Variable Universal Life — Variable universal life provides life insurance with an investment return linked to underlying investments as policyholders are allowed to invest premium dollars among a variety of underlying mutual funds. As the return on the investment portfolios increase or decrease, the surrender value of the variable universal life policy will increase or decrease, and, under certain policyholder options or market conditions, the death benefit may also increase or decrease. Life’s second-to-die products are distinguished from other products in that two lives are insured rather than one, and the policy proceeds are paid upon the deaths of both insureds. Second-to-die policies are frequently used in estate planning for a married couple as the policy proceeds are paid out at the time an estate tax liability is incurred. Variable universal life account values were $7.3 billion, $6.6 billion and $5.9 billion as of December 31, 2007, 2006 and 2005, respectively.
Universal Life and Interest Sensitive Whole Life — Universal life and interest sensitive whole life insurance coverages provide life insurance with adjustable rates of return based on current interest rates and on the returns of the underlying investment portfolios. Universal life provides policyholders with flexibility in the timing and amount of premium payments and the amount of the death benefit, provided there are sufficient policy funds to cover all policy charges for the coming period, unless guaranteed no-lapse coverage is in effect. At December 31, 2007 and 2006, guaranteed no-lapse universal life represented approximately 8% and 6% of life insurance in-force, respectively. Life also sells second-to-die universal life insurance policies.
Marketing and Distribution
Consistent with Life’s strategy to access multiple distribution outlets, the Individual Life distribution organization has been developed to penetrate multiple retail sales channels. Life sells both variable and fixed individual life products through a wide distribution network of national and regional broker-dealer organizations, banks and independent financial advisors. Life is a market leader in selling individual life insurance through national stockbroker and financial institutions channels. In addition, Life distributes individual life products through independent life and property casualty agents and Woodbury Financial Services, a indirect and wholly owned subsidiary retail broker-dealer. To wholesale Life’s products, Life has a group of highly qualified life insurance professionals with specialized training in sophisticated life insurance sales. These individuals are generally employees of Life who are managed through a regional sales office system.
Competition
Individual Life competes with other stock and mutual companies in the United States, as well as other financial intermediaries marketing insurance products. Competitive factors related to this segment are primarily the breadth and quality of life insurance products offered, pricing, relationships with third-party distributors, effectiveness of sales support, pricing and availability of reinsurance, and the quality of underwriting and customer service.
The individual life industry continues to see a move in distribution away from the traditional life insurance sales agents, to the consultative financial advisor as the place people go to buy their life insurance. In 2007, traditional career agents accounted for just about thirty percent of sales, while the independent channels, including brokerage, financial institutions and banks, and stockbrokers, sold the remainder. Companies who distribute products through financial advisors and independent agents have increased commissions or offered additional incentives to attract new business. Competition is most intense among the largest brokerage general agencies. Individual Life’s regional sales office system is a differentiator in the market and allows it to compete effectively across multiple distribution outlets.
The individual life market has seen a shift in product mix towards universal life products over the past few years, which now represents 42% of life insurance sales as of September 30, 2007 as reported through LIMRA. Both consumers and producers have been demanding fixed products and more guarantees, which can be demonstrated by the shift in the mix of products being sold. Due to this shifting market demand, enhanced product features are becoming an increasingly important factor in competition. The Company has updated our universal life product set and our sales of universal life have increased. The Company remains leader in variable universal life sales and ranks number one in total variable life sales according to LIMRA as of September 30, 2007.
As of September 30, 2007 The Hartford is ranked number four in total premium sales of life insurance and number thirteen in annualized premium according to LIMRA’s quarterly U.S. Individual Life Insurance Sales Survey.

Reserves
The Company’s insurance subsidiaries of the Company establish and carry as liabilities, predominantly, three types of reserves: (1) a liability equal to the balance that accrues to the benefit of the policyholder as of the financial statement date, otherwise known as the account value, (2) a liability for unpaid losses, including those that have been incurred but not yet reported, and (3) a liability for future policy benefits, representing the present value of future benefits to be paid to or on behalf of policyholders less the present value of future net premiums. The liabilities for unpaid losses and future policy benefits are calculated based on actuarially recognized methods using morbidity and mortality tables, which are modified to reflect Life’s actual experience when appropriate. Liabilities for unpaid losses include estimates of amounts to fully settle known reported claims as well as claims related to insured events that the Company estimates have been incurred but have not yet been reported. Future policy benefit reserves are computed at amounts that, with additions from estimated net premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet the Company’s policy obligations at their maturities or in the event of an insured’s disability or death. Other insurance liabilities include those for unearned premiums and benefits in excess of account value. Reserves for assumed reinsurance are computed in a manner that is comparable to direct insurance reserves.
Ceded Reinsurance
The Company cedes insurance risk to reinsurance companies. Reinsurance does not relieve the Company of its primary liability and, as such, failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the risk transfer of its reinsurance contracts, the financial condition of its reinsurers and monitors concentrations of credit risk. The Company’s monitoring procedures include careful initial selection of its reinsurers, structuring agreements to provide collateral funds where possible, and regularly monitoring the financial condition and ratings of its reinsurers. Reinsurance accounting is followed for ceded transactions when the risk transfer provisions of Statement of Financial Accounting Standard No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts,” (“SFAS 113”) have been met. For further discussion see Note 5 of Notes to Consolidated Financial Statements.
In accordance with normal industry practice, the Company is involved in both the cession and assumption of insurance with other insurance and reinsurance companies. As of December 31, 2007, the Company’s policy for the largest amount retained on any one life by any of one of the Company’s operations doubled from $5 to $10 compared to the corresponding 2006 and 2005 periods. In addition, the Company has reinsured the majority of the minimum death benefit guarantees as well as 18% of the guaranteed minimum withdrawal benefits offered in connection with its variable annuity contracts. The Company also assumes reinsurance from other insurers. For the years ended December 31, 2007, 2006 and 2005, the Company did not make any significant changes in the terms under which reinsurance is ceded to other insurers.
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
Regulation and Premium Rates
Insurance companies are subject to comprehensive and detailed regulation and supervision throughout the United States. The extent of such regulation varies, but generally has its source in statutes which delegate regulatory, supervisory and administrative powers to state insurance departments. Such powers relate to, among other things, the standards of solvency that must be met and maintained; the licensing of insurers and their agents; the nature of and limitations on investments; establishing premium rates; claim handling and trade practices; restrictions on the size of risks which may be insured under a single policy; deposits of securities for the benefit of policyholders; approval of policy forms; periodic examinations of the affairs of companies; annual and other reports required to be filed on the financial condition of companies or for other purposes; fixing maximum interest rates on life insurance policy loans and minimum rates for accumulation of surrender values; and the adequacy of reserves and other necessary provisions for unearned premiums, unpaid losses and loss adjustment expenses and other liabilities, both reported and unreported.

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
Intellectual Property
We rely on a combination of contractual rights and copyright, trademark, patent and trade secret laws to establish and protect our intellectual property.
We have a worldwide trademark portfolio that we consider important in the marketing of our products and services, including, among others, the trademarks of The Hartford name, the Stag logo and the combination of these two marks. The duration of trademark registrations varies from country to country and may be renewed indefinitely subject to country-specific use and registration requirements. We regard our trademarks as extremely valuable assets in marketing our products and services and vigorously seek to protect them against infringement.
Employees —
Hartford Life Insurance Company had approximately 4,000 employees as of December 31, 2007.
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
The occurrence of one or more terrorist attacks in the geographic areas we serve could result in substantially higher claims under our insurance policies than we have anticipated. Private sector catastrophe reinsurance is extremely limited and generally unavailable for terrorism losses caused by attacks with nuclear, biological, chemical or radiological weapons. Reinsurance coverage from the federal government under the Terrorism Risk Insurance Program Reauthorization Act 2007 is also limited. Accordingly, the effects of a terrorist attack in the geographic areas we serve may result in claims and related losses for which we do not have adequate reinsurance. This would likely cause us to increase our reserves, adversely affect our earnings during the period or periods affected and, if significant enough, could adversely affect our liquidity and financial condition. Further, the continued threat of terrorism and the occurrence of terrorist attacks, as well as heightened security measures and military action in response to these threats and attacks, may cause significant volatility in global financial markets, disruptions to commerce and reduced economic activity. These consequences could have an adverse effect on the value of the assets in our investment portfolio as well as those in our separate accounts. The continued threat of terrorism also could result in increased reinsurance prices and potentially cause us to retain more risk than we otherwise would retain if we were able to obtain reinsurance at lower prices. Terrorist attacks also could disrupt our operations centers in the U.S. or abroad. As a result, it is possible that any, or a combination of all, of these factors may have a material adverse effect on our business, consolidated operating results, financial condition and liquidity.
We may incur losses due to our reinsurers’ unwillingness or inability to meet their obligations under reinsurance contracts and the availability, pricing and adequacy of reinsurance may not be sufficient to protect us against losses.
As an insurer, we frequently seek to reduce the losses that may arise from catastrophes, or mortality, or other events that can cause unfavorable results of operations, through reinsurance. Under these reinsurance arrangements, other insurers assume a portion of our losses and related expenses; however, we remain liable as the direct insurer on all risks reinsured. Consequently, ceded reinsurance arrangements do not eliminate our obligation to pay claims and we are subject to our reinsurers’ credit risk with respect to our ability to recover amounts due from them. Although we evaluate periodically the financial condition of our reinsurers to minimize our exposure to significant losses from reinsurer insolvencies, our reinsurers may become financially unsound or choose to dispute their contractual obligations by the time their financial obligations become due. The inability or unwillingness of any reinsurer to meet its financial obligations to us could negatively affect our consolidated operating results. In addition, market conditions beyond our control determine the availability and cost of the reinsurance we are able to purchase. Historically, reinsurance pricing has changed significantly from time to time. No assurances can be made that reinsurance will remain continuously available to us to the same extent and on the same terms as are currently available. If we were unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient and at prices that we consider acceptable, we would have to either accept an increase in our net liability exposure, reduce the amount of business we write, or develop other alternatives to reinsurance.

We are exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads, equity prices, and foreign exchange rates which may adversely affect our results of operations, financial condition or liquidity.
We are exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads, equity prices and foreign currency exchange rates. Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates will increase the net unrealized loss position of our investment portfolio and, if long-term interest rates rise dramatically within a six to twelve month time period, certain of our businesses may be exposed to disintermediation risk. Disintermediation risk refers to the risk that our policyholders may surrender their contracts in a rising interest rate environment, requiring us to liquidate assets in an unrealized loss position. Due to the long-term nature of the liabilities associated with certain of our businesses, such as structured settlements and guaranteed benefits on variable annuities, sustained declines in long term interest rates may subject us to reinvestment risks and increased hedging costs. Our exposure to credit spreads primarily relates to market price and cash flow variability associated with changes in credit spreads. A widening of credit spreads will increase the net unrealized loss position of the investment portfolio, will increase losses associated with credit based non-qualifying derivatives where the Company assumes credit exposure, and, if issuer credit spreads increase significantly or for an extended period of time, would likely result in higher other-than-temporary impairments. Credit spread tightening will reduce net investment income associated with new purchases of fixed maturities. In addition, market volatility can make it difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions, or estimates, that may have significant period to period changes which could have a material adverse effect on our consolidated results of operations or financial conditions.
Our primary exposure to equity risk relates to the potential for lower earnings associated with certain of our businesses, such as variable annuities, where fee income is earned based upon the fair value of the assets under management. In addition, certain of our products offer guaranteed benefits which increase our potential benefit exposure should equity markets decline. We are also exposed to interest rate and equity risk based upon the discount rate and expected long-term rate of return assumptions associated with our pension and other post-retirement benefit obligations. Sustained declines in long-term interest rates or equity returns likely would have a negative effect on the funded status of these plans. Our primary foreign currency exchange risks are related to business assumed from related party foreign operations and non—U.S. dollar denominated investments. These risks relate to potential decreases in value and income resulting from a strengthening or weakening in foreign exchange rates versus the U.S. dollar. In general, the weakening of foreign currencies versus the U.S. dollar will unfavorably affect earnings associated with foreign liabilities assumed. In comparison, a strengthening of the Japanese yen in comparison to the U.S. dollar and other currencies may increase our exposure to the assumed guarantee benefits associated with the Japan variable annuity. If significant, declines in equity prices, changes in U.S. interest rates, changes in credit spreads and the strengthening or weakening of foreign currencies against the U.S. dollar or in combination, could have a material adverse effect on our consolidated results of operations, financial condition or liquidity.
We may be unable to effectively mitigate the impact of equity market volatility on our financial position and results of operations arising from obligations under annuity product guarantees, which may affect our consolidated results of operations, financial condition or liquidity.
Some of the products offered by our businesses, especially variable annuities, offer certain guaranteed benefits which as a result of any decline in equity markets would not only result in potentially lower earnings, but may also increase our exposure to liability for benefit claims. We are subject to equity market volatility related to these benefits, especially the guaranteed minimum death benefit (“GMDB”), guaranteed minimum withdrawal benefit (“GMWB”), guaranteed minimum accumulation benefit (“GMAB”) assumed from a related party and the guaranteed minimum income benefit (“GMIB”) assumed from a related party. We use reinsurance structures and have modified benefit features to mitigate the exposure associated with GMDB. We also use reinsurance in combination with derivative instruments to minimize the claim exposure and the volatility of net income associated with the GMWB liability. While we believe that these and other actions we have taken mitigate the risks related to these benefits, we remain liable for the guaranteed benefits in the event that reinsurers or derivative counterparties are unable or unwilling to pay, and are subject to the risk that other management procedures prove ineffective or that unanticipated policyholder behavior, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed, which individually or collectively may have a material adverse effect on our consolidated results of operations, financial condition or liquidity.

We are particularly vulnerable to losses from the incidence and severity of catastrophes, both natural and man-made, the occurrence of which may have a material adverse effect on our financial condition, consolidated results of operations or liquidity.
Our operations are exposed to risk of loss from catastrophes. For example, natural or man-made disasters or a disease pandemic such as could arise from the avian flu, could significantly increase our mortality and morbidity experience. Policyholders may be unable to meet their obligations to pay premiums on our insurance policies or make deposits on our investment products.
Competitive activity may adversely affect our market share and profitability, which could have an adverse effect on our business, results of operations or financial condition.
The insurance industry is highly competitive. Our competitors include other insurers and, because many of our products include an investment component, securities firms, investment advisers, mutual funds, banks and other financial institutions. In recent years, there has been substantial consolidation and convergence among companies in the insurance and financial services industries resulting in increased competition from large, well-capitalized insurance and financial services firms that market products and services similar to ours. Many of these firms also have been able to increase their distribution systems through mergers or contractual arrangements. These competitors compete with us for producers such as brokers and independent agents. Larger competitors may have lower operating costs and an ability to absorb greater risk while maintaining their financial strength ratings, thereby allowing them to price their products more competitively. These highly competitive pressures could result in increased pricing pressures on a number of our products and services, particularly as competitors seek to win market share, and may harm our ability to maintain or increase our profitability. Because of the highly competitive nature of the insurance industry, there can be no assurance that we will continue to effectively compete with our industry rivals, or that competitive pressure will not have a material adverse effect on our business, results of operations or financial condition.
We may experience unfavorable judicial or legislative developments that could adversely affect our results of operations, financial condition or liquidity.
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
We are subject to extensive laws and regulations. These laws and regulations are complex and subject to change. Moreover, they are administered and enforced by a number of different governmental authorities and non-governmental self-regulatory agencies, including foreign regulators, state insurance regulators, state securities administrators, the Securities and Exchange Commission, the New York Stock Exchange, the National Association of Securities Dealers, the U.S. Department of Justice, and state attorneys general, each of which exercises a degree of interpretive latitude. Consequently, we are subject to the risk that compliance with any particular regulator’s or enforcement authority’s interpretation of a legal issue may not result in compliance with another regulator’s or enforcement authority’s interpretation of the same issue, particularly when compliance is judged in hindsight. In addition, there is risk that any particular regulator’s or enforcement authority’s interpretation of a legal issue may change over time to our detriment, or that changes in the overall legal environment, even absent any change of interpretation by any particular regulator or enforcement authority, may cause us to change our views regarding the actions we need to take from a legal risk management perspective, which could necessitate changes to our practices that may, in some cases, limit our ability to grow and improve the profitability of our business.
State insurance laws regulate most aspects of our U.S. insurance businesses, and our insurance subsidiaries are regulated by the insurance departments of the states in which they are domiciled and licensed. U.S. state laws grant insurance regulatory authorities broad administrative powers with respect to, among other things:
•	licensing companies and agents to transact business;
•	calculating the value of assets to determine compliance with statutory requirements;
•	mandating certain insurance benefits;
•	regulating certain premium rates;

•	reviewing and approving policy forms;
•	regulating unfair trade and claims practices, including through the imposition of restrictions on marketing and sales practices, distribution arrangements and payment of inducements;
•	establishing statutory capital and reserve requirements and solvency standards;
•	fixing maximum interest rates on insurance policy loans and minimum rates for guaranteed crediting rates on life insurance policies and annuity contracts;
•	approving changes in control of insurance companies;
•	restricting the payment of dividends and other transactions between affiliates;
•	establishing assessments and surcharges for guaranty funds, second-injury funds and other mandatory pooling arrangements;
•	requiring insurers to dividend to policy holders any excess profits; and
•	regulating the types, amounts and valuation of investments.
State insurance regulators and the National Association of Insurance Commissioners (“NAIC”), regularly re-examine existing laws and regulations applicable to insurance companies and their products. Our asset management businesses are also subject to extensive regulation in the various jurisdictions where they operate. These laws and regulations are primarily intended to protect investors in the securities markets or investment advisory clients and generally grant supervisory authorities broad administrative powers. Changes in these laws and regulations, or in the interpretations thereof, are often made for the benefit of the consumer at the expense of the insurer and thus could have a material adverse effect on our business, consolidated operating results, financial condition and liquidity. Compliance with these laws and regulations is also time consuming and personnel-intensive, and changes in these laws and regulations may increase materially our direct and indirect compliance costs and other expenses of doing business, thus having an adverse effect on our business, consolidated operating results, and financial condition.
Our business, results of operations and financial condition may be adversely affected by general domestic and international economic and business conditions that are less favorable than anticipated.
Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the amount and profitability of business we conduct. For example, in an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for financial and insurance products could be adversely affected. Further, given that we offer our products and services in North America and assume products initially offered by a related party in Japan we are exposed to these risks in multiple geographic locations. Our operations are subject to different local political, regulatory, business and financial risks and challenges, which may affect the demand for our products and services, the value of our investment portfolio, the required levels of our capital and surplus, and the credit quality of local counterparties. These risks include, for example, political, social or economic instability in countries in which we operate, fluctuations in foreign currency exchange rates, credit risks of our local borrowers and counterparties, lack of local business experience in certain markets, and, in certain cases, risks associated with potential incompatibility with partners. Looking forward, our overall success in new markets will depend on our ability to succeed despite differing and dynamic economic, social and political conditions. There is a risk that we may not succeed in developing and implementing policies and strategies that are effective in each location where we do business, and we cannot guarantee that the inability to successfully address the risks related to economic conditions in all of the geographic locations where we conduct business will not have a material adverse effect on our business, results of operations or financial condition.
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

We may experience a downgrade in our financial strength or credit ratings, which may make our products less attractive, increase our cost of capital, and inhibit our ability to refinance our debt, which would have an adverse effect on our business, consolidated operating results, financial condition and liquidity.
Financial strength and credit ratings, including commercial paper ratings, have become an increasingly important factor in establishing the competitive position of insurance companies. Rating agencies assign ratings based upon several factors. While most of the factors relate to the rated company, some of the factors relate to the views of the rating agency, general economic conditions, and circumstances outside the rated company’s control. In addition, rating agencies may employ different models and formulas to assess the financial strength of a rated company, and from time to time rating agencies have, in their discretion, altered these models. Changes to the models, general economic conditions, or circumstances outside our control could impact a rating agency’s judgment of its rating and the rating it assigns us. We cannot predict what actions rating agencies may take, or what actions we may be required to take in response to the actions of rating agencies, which may adversely affect us. Our financial strength ratings, which are intended to measure our ability to meet policyholder obligations, are an important factor affecting public confidence in most of our products and, as a result, our competitiveness. A downgrade, or an announced potential downgrade in the rating of our financial strength or of one of our principal insurance subsidiaries could affect our competitive position in the insurance industry and make it more difficult for us to market our products, as potential customers may select companies with higher financial strength ratings. The interest rates we pay on our borrowings are largely dependent on our credit ratings. A downgrade of our credit ratings, or an announced potential downgrade, could affect our ability to raise additional debt with terms and conditions similar to our current debt, and accordingly, likely increase our cost of capital. In addition, a downgrade of our credit ratings could make it more difficult to raise capital to refinance any maturing debt obligations, to support business growth at our insurance subsidiaries and to maintain or improve the current financial strength ratings of our principal insurance subsidiaries described above. As a result, it is possible that any, or a combination of all, of these factors may have a material adverse effect on our business, consolidated operating results, financial condition and cash flows.
If we are unable to maintain the availability of our systems and safeguard the security of our data due to the occurrence of disasters or other unanticipated events, our ability to conduct business may be compromised, which may have a material adverse effect on our business, consolidated results of operations, financial condition or cash flows.
We use computer systems to store, retrieve, evaluate and utilize customer and company data and information. Our computer, information technology and telecommunications systems, in turn, interface with and rely upon third-party systems. Our business is highly dependent on our ability, and the ability of certain affiliated third parties, to access these systems to perform necessary business functions, including, without limitation, providing insurance quotes, processing premium payments, making changes to existing policies, filing and paying claims, administering variable annuity products and mutual funds and providing customer support and managing our investment portfolios. Systems failures or outages could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business and hurt our relationships with our business partners and customers. In the event of a disaster such as a natural catastrophe, an industrial accident, a blackout, a computer virus, a terrorist attack or war, our systems may be inaccessible to our employees, customers or business partners for an extended period of time. Even if our employees are able to report to work, they may be unable to perform their duties for an extended period of time if our data or systems are disabled or destroyed. Our systems could also be subject to physical and electronic break-ins, and subject to similar disruptions from unauthorized tampering with our systems. This may impede or interrupt our business operations and may have a material adverse effect on our business, consolidated operating results, financial condition or liquidity.
If we experience difficulties arising from outsourcing relationships, our ability to conduct business may be compromised.
We outsource certain technology and business functions to third parties and expect to do so selectively in the future. If we do not effectively develop and implement our outsourcing strategy, third-party providers do not perform as anticipated, or we experience problems with a transition, we may experience operational difficulties, increased costs and a loss of business that may have a material adverse effect on our consolidated results of operations.
Potential changes in federal or state tax laws, including changes impacting the availability of the separate account dividend received deduction, could adversely affect our business, consolidated operating results or financial condition.
Many of the products that the Company sells benefit from one or more forms of tax-favored status under current federal and state income tax regimes. For example, the Company sells life insurance policies that benefit from the deferral or elimination of taxation on earnings accrued under the policy, as well as permanent exclusion of certain death benefits that may be paid to policyholders beneficiaries. We also sell annuity contracts that allow the policyholders to defer the recognition of taxable income earned within the contract. Other products that the Company sells also enjoy similar, as well as other, types of tax advantages. The Company also benefits from certain tax benefits, including but not limited to, tax-exempt bond interest, dividends-received deductions, tax credits, and insurance reserve deductions.

There is risk that federal and/or state tax legislation could be enacted that would lessen or eliminate some or all of the tax advantages currently benefiting the Company or its policyholders. This could occur in the context of deficit reduction or other tax reforms. The effects of any such changes could result in materially lower product sales, lapses of policies currently held, and/or our incurrence of materially higher corporate taxes.
Losses due to defaults by others, including issuers of investment securities or reinsurance and derivative instrument counterparties, could adversely affect the value of our investments, results of operations, financial condition or cash flows.
Issuers or borrowers whose securities or loans we hold, customers, trading counterparties, counterparties under swaps and other derivative contracts, reinsurers, clearing agents, exchanges, clearing houses and other financial intermediaries and guarantors may default on their obligations to us due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud or other reasons. Such defaults could have a material adverse effect on our operating results, financial condition and cash flows.
We may not be able to protect our intellectual property and may be subject to infringement claims.
We rely on a combination of contractual rights and copyright, trademark, patent and trade secret laws to establish and protect our intellectual property. Although we use a broad range of measures to protect our intellectual property rights, third parties may infringe or misappropriate our intellectual property. We may have to litigate to enforce and protect our copyrights, trademarks, patents, trade secrets and know-how or to determine their scope, validity or enforceability, which represents a diversion of resources that may be significant in amount and may not prove successful. The loss of intellectual property protection or the inability to secure or enforce the protection of our intellectual property assets could have a material adverse effect on our business and our ability to compete.
We also may be subject to costly litigation in the event that another party alleges our operations or activities infringe upon another party’s intellectual property rights. Third parties may have, or may eventually be issued, patents that could be infringed by our products, methods, processes or services. Any party that holds such a patent could make a claim of infringement against us. We may also be subject to claims by third parties for breach of copyright, trademark, trade secret or license usage rights. Any such claims and any resulting litigation could result in significant liability for damages. If we were found to have infringed a third-party patent or other intellectual property rights, we could incur substantial liability, and in some circumstances could be enjoined from providing certain products or services to our customers or utilizing and benefiting from certain methods, processes, copyrights, trademarks, trade secrets or licenses, or alternatively could be required to enter into costly licensing arrangements with third parties, all of which could have a material adverse effect on our business, results of operations and financial condition.
Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
The Company’s principal executive offices are located in Simsbury, Connecticut. The Company’s home office complex consists of approximately 655 thousand square feet, and is leased from a third party by Hartford Fire Insurance Company (“Hartford Fire”), a direct subsidiary of The Hartford. This is an operating lease which expires on December 31, 2007 and will be replaced by a capital lease between HLA and Hartford Fire. Expenses currently associated with these offices are allocated on a direct basis to the Company by Hartford Fire. The Company believes its properties and facilities are suitable and adequate for current operations.
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

Broker Compensation Litigation —Following the New York Attorney General’s filing of a civil complaint against Marsh & McLennan Companies, Inc., and Marsh, Inc. (collectively, “Marsh”) in October 2004 alleging that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them, private plaintiffs brought several lawsuits against The Hartford predicated on the allegations in the Marsh complaint, to which The Hartford was not party. Among these is a multidistrict litigation in the United States District Court for the District of New Jersey. There are two consolidated amended complaints filed in the multidistrict litigation, one related to conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. The Company is named in the group benefits products complaint. The complaints assert, on behalf of a putative class of persons who purchased insurance through broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group benefits products complaint, claims under ERISA. The claims are predicated upon allegedly undisclosed or otherwise improper payments of contingent commissions to the broker defendants to steer business to the insurance company defendants. The district court has dismissed the Sherman Act and RICO claims in both complaints for failure to state a claim and has granted the defendands’ motions for summary judgement on the ERISA claims in the group-benefits products complaint. The district court further has declined to exercise supplemental jurisdiction over the state law claims, has dismissed those state law claims without prejudice, and has closed both cases. The plaintiffs have appealed the dismissal of the Sherman Act, RICO and ERISA claims.
PART II

Item 5.	MARKET FOR HARTFORD LIFE INSURANCE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
All of the Company’s outstanding shares are ultimately owned by Hartford Life and Accident Insurance Company, which is ultimately a subsidiary of The Hartford. As of February 22, 2008, the Company had issued and outstanding 1,000 shares of Common Stock, $5,690 par value per share. There is no established public trading market for the Company’s Common Stock.
For a discussion regarding the Company’s payment of dividends, and the restrictions related thereto, see the Capital Resources and Liquidity section of the MD&A under “Dividends”.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in millions, unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Hartford Life Insurance Company and its subsidiaries (“Hartford Life Insurance Company”, “Life” or the “Company”) as of December 31, 2007, compared with December 31, 2006, and its results of operations for each of the three years in the period ended December 31, 2007. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes beginning on page F-1. Certain reclassifications have been made to prior year financial information to conform to the current year presentation.
Certain of the statements contained herein are forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company’s control and have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in Part II, Item 1A, Risk Factors. These factors include: the possible occurrence of terrorist attacks; the response of reinsurance companies under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect the Company against losses; changes in financial and capital markets, including changes in interest rates, credit spreads, equity prices and foreign exchange rates; the inability to effectively mitigate the impact of equity market volatility on the Company’s financial position and results of operations arising from obligations under annuity product guarantees; the incidence and severity of catastrophes, both natural and man-made; stronger than anticipated competitive activity; unfavorable judicial or legislative developments; the potential effect of domestic and foreign regulatory developments, including those which could increase the Company’s business costs and required capital levels; the possibility of general economic and business conditions that are less favorable than anticipated; the Company’s ability to distribute its products through distribution channels, both current and future; a downgrade in the Company’s financial strength or credit ratings; the ability to recover the Company’s systems and information in the event of a disaster or other unanticipated event; potential for difficulties arising from outsourcing relationships; potential changes in federal or state tax laws, including changes impacting the availability of the separate account dividend received deduction; losses due to defaults by others; the Company’s ability to protect its intellectual property and defend against claims of infringement; and other factors described in such forward-looking statements.

OVERVIEW
The Company has four reporting segments: Retail Products Group (“Retail”), Retirement Plans (“Retirement”), Institutional Solutions Group (“Institutional”) and Individual Life. The Company provides retail and institutional investment products such as variable and fixed annuities, private placement life insurance (“PPLI”), and retirement plan services; and individual life insurance products including variable universal life, universal life, interest sensitive whole life and term life. In 2007, Life changed its reporting for realized gains and losses, as well as, credit risk charges previously allocated between Other and each of the Company’s reporting segments. Segment data for prior periods have been adjusted to reflect current segment reporting.
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
The Company’s profitability in its variable annuity and to a lesser extent, variable universal life businesses depends largely on the amount of the contract holder account value or assets under management on which it earns fees and the level of fees charged. Changes in account value or assets under management are driven by two main factors: net flows, which measure the success of the Company’s asset gathering and retention efforts, and the market return of the funds, which is heavily influenced by the return realized in the equity markets. Net flows are comprised of new sales and other deposits less surrenders, death benefits, policy charges and annuitizations of investment type contracts, such as: variable annuity contracts. The Company uses the average daily value of the Standard & Poor’s 500 Index (“S&P 500”) as an indicator for evaluating market returns of the underlying account portfolios in the United States. Relative profitability of variable products is highly correlated to the growth in account values or assets under management since these products generally earn fee income on a daily basis. An immediate significant downturn in the financial markets could result in a charge against deferred policy acquisition costs. See the Critical Accounting estimates section of the MD&A for further information on unlocks.
The profitability of the Company’s fixed annuities and other “spread—based” products depends largely on its ability to earn target spreads between earned investment rates on its general account assets and interest credited to policyholders. Profitability is also influenced by operating expense management including the benefits of economies of scale in the administration of its variable annuity businesses in particular. In addition, the size and persistency of gross profits from these businesses is an important driver of earnings as it affects the rate of amortization of the deferred policy acquisition costs.
The Company’s profitability in its individual life insurance business depends largely on the size of its in force block, the adequacy of product pricing and underwriting discipline, actual mortality experience, and the efficiency of its claims and expense management.
CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: estimated gross profits used in the valuation and amortization of assets and liabilities associated with variable annuity and other universal life-type contracts; living benefits required to be fair valued; valuation of investments and derivative instruments; the evaluation of other-than-temporary impairments on available-for-sale securities and contingencies relating to corporate litigation and regulatory matters. In developing these estimates management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements.

Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts
Accounting Policy and Assumptions
The deferred policy acquisition costs asset and present value of future profits (“PVFP”) intangible asset (hereafter, referred to collectively as “DAC”) related to investment contracts and universal life-type contracts (including variable annuities) are amortized in the same way, over the estimated life of the contracts acquired using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of estimated gross profits (“EGPs”). EGPs are also used to amortize other assets and liabilities on the Company’s balance sheet, such as sales inducement assets and unearned revenue reserves (“URR”). Components of EGPs are used to determine reserves for guaranteed minimum death, income and universal life secondary guarantee benefits accounted for and collectively referred to as “SOP 03-1 reserves”. At December 31, 2007 and 2006, the carrying value of the Company’s DAC asset was $8.4 billion and $7.3 billion, respectively. At December 31, 2007, the sales inducement, unearned revenue reserves, and SOP 03-1 balances were $445, $1.0 billion and $550, respectively. At December 31, 2006, the sales inducement, unearned revenue reserves and SOP 03-1 reserves were $397, $769 and $483, respectively.
For most contracts, the Company estimates gross profits over a 20 year horizon as estimated profits emerging subsequent to year 20 are immaterial. The Company uses other amortization bases for amortizing DAC, such as gross costs (net of reinsurance), as a replacement for EGPs when EGPs are expected to be negative for multiple years of the contract’s life. Actual gross profits, in a given reporting period, that vary from management’s initial estimates result in increases or decreases in the rate of amortization, commonly referred to as a “true-up”, which are recorded in the current period. The true-up recorded for the years ended December 31, 2007, 2006 and 2005 was an increase to amortization of $0, $45 and $27, respectively.
Products sold in a particular year are aggregated into cohorts. Future gross profits for each cohort are projected over the estimated lives of the underlying contracts, and are, to a large extent, a function of future account value projections for individual variable annuity products and to a lesser extent for variable universal life products. The projection of future account values requires the use of certain assumptions. The assumptions considered to be important in the projection of future account value, and hence the EGPs, include separate account fund performance, which is impacted by separate account fund mix, less fees assessed against the contract holder’s account balance, surrender and lapse rates, interest margin, mortality and hedging costs. The assumptions are developed as part of an annual process and are dependent upon the Company’s current best estimates of future events. The Company’s current separate account return assumption is approximately 8% (after fund fees, but before mortality and expense charges). Beginning in 2007, the Company estimated gross profits using the mean of EGPs derived from a set of stochastic scenarios that have been calibrated to our estimated separate account return as compared to prior years where we used a single deterministic estimation.
Estimating future gross profits is a complex process requiring considerable judgment and the forecasting of events well into the future. The estimation process, the underlying assumptions and the resulting EGPs, are evaluated regularly. During the third quarter of 2007 and the fourth quarter of 2006, the Company refined its estimation process for DAC amortization and completed a comprehensive study of assumptions. The Company plans to complete a comprehensive assumption study and refine its estimate of future gross profits during the third quarter of each successive year.
Upon completion of an assumption study, the Company revises its assumptions to reflect its current best estimate, thereby changing its estimate of projected account values and the related EGPs in the DAC, sales inducement and unearned revenue reserve amortization models as well as the SOP 03-1 reserving models. The DAC asset, as well as the sales inducement asset, unearned revenue reserves and SOP 03-1 reserves are adjusted with an offsetting benefit or charge to income to reflect such changes in the period of the revision, a process known as “unlocking”. An unlock that results in an after-tax benefit generally occurs as a result of actual experience or future expectations of product profitability being favorable compared to previous estimates. An unlock that results in an after-tax charge generally occurs as a result of actual experience or future expectations of product profitability being unfavorable compared to previous estimates.
In addition to when a comprehensive assumption study is completed, revisions to best estimate assumptions used to estimate future gross profits are necessary when the EGPs in the Company’s models fall outside of an independently determined reasonable range of EGPs. The Company performs a quantitative process each quarter to determine the reasonable range of EGPs. This process involves the use of internally developed models, which run a large number of stochastically determined scenarios of separate account fund performance. Incorporated in each scenario are assumptions with respect to lapse rates, mortality, and expenses, based on the Company’s most recent assumption study. These scenarios are run for the Company’s individual variable annuity businesses, the Company’s Retirement Plans businesses and for the Company’s individual variable universal life business and are used to calculate statistically significant ranges of reasonable EGPs. The statistical ranges produced from the stochastic scenarios are compared to the present value of EGPs used in the Company’s models. If EGPs used in the Company’s models fall outside of the statistical ranges of reasonable EGPs, an “unlock” would be necessary. If EGPs used in the Company’s models fall inside of the statistical ranges of reasonable EGPs, the Company will not solely rely on the results of the quantitative analysis to determine the necessity of an unlock. In addition, the Company considers, on a quarterly basis, other qualitative factors such as market, product, regulatory and policyholder behavior trends and may also revise EGPs if those trends are expected to be significant and were not or could not be included in the statistically significant ranges of reasonable EGPs. As of January 31, 2008, separate account returns have been unfavorable in comparison to expectations from July 31, 2007 to January 31, 2008. Before an unlock was required, separate account returns would need to be approximately three times as unfavorable in comparison to expectations as they were at January 31, 2008.

Unlock and Sensitivity Analysis
During the third quarter of 2007 and the fourth quarter of 2006, the Company completed an annual, comprehensive study of assumptions underlying EGPs, resulting in an “unlock”. The study covered all assumptions, including mortality, lapses, expenses, hedging costs, and separate account returns, in substantially all product lines. The new best estimate assumptions were applied to the current in-force to project future gross profits. The after-tax impact on the Company’s assets and liabilities as a result of the unlock during the third quarter of 2007 was as follows:

Segment		Unearned Revenue	Death Benefit	Sales Inducement
After-tax (charge) benefit	DAC and PVFP	Reserves	Reserves [1]	Assets	Total [2]
Retail	$181	$(5)	$(4)	$9	$181
Retirement Plans	(9)	—	—	—	(9)
Institutional	1	—	—	—	1
Individual Life	24	(8)	—	—	16

Total	$197	$(13)	$(4)	$9	$189

[1]	As a result of the unlock, death benefit reserves, in Retail, decreased $4, pre-tax, offset by a decrease of $10,pre-tax, in reinsurance recoverables.

[2]	The following were the most significant contributors to the unlock amounts recorded during the third quarter of 2007:

•	Actual separate account returns were above our aggregated estimated return.

•	During the third quarter of 2007, the Company estimated gross profits using the mean of EGPs derived from a set of stochastic scenarios that have been calibrated to our estimated separate account return as compared to prior year where we used a single deterministic estimation. The impact of this change in estimation was a benefit of $20, after-tax, for variable annuities.

•	As part of its continual enhancement to its assumption setting processes and in connection with its assumption study, the Company included dynamic lapse behavior assumptions. Dynamic lapses reflect that lapse behavior will be different depending upon market movements. The impact of this assumption change along with other base lapse rate changes was an approximate benefit of $40, after-tax, for variable annuities.
As a result of the unlock in the third quarter of 2007, the Company expects an immaterial change to total Company DAC amortization in 2008.
The after-tax impact on the Company’s assets and liabilities as a result of the unlock during the fourth quarter of 2006 was as follows:

Segment		Unearned Revenue	Death Benefit	Sales Inducement
After-tax (charge) benefit	DAC and PVFP	Reserves	Reserves [1]	Assets	Total
Retail	$(116)	$5	$(10)	$3	$(118)
Retirement Plans	20	—	—	—	20
Individual Life	(46)	30	—	—	(16)

Total	$(142)	$35	$(10)	$3	$(114)

[1]	As a result of the unlock, death benefit reserves, in Retail, increased $294,pre-tax, offset by an increase of $279, pre-tax, in reinsurance recoverables.

The Company performs sensitivity analyses with respect to the effect certain assumptions have on EGPs and the related DAC, sales inducement, unearned revenue reserve and SOP 03-1 reserve balances. Each of the sensitivities illustrated below are estimated individually, without consideration for any correlation among the key assumptions. Therefore, it would be inappropriate to take each of the sensitivity amounts below and add them together in an attempt to estimate volatility for the respective EGP-related balances in total. The following tables depict the estimated sensitivities for variable annuities:
Variable Annuities

Effect on
EGP-related
(Increasing separate account returns and decreasing lapse rates generally result in	balances if
benefits. Decreasing separate account returns and increasing lapse rates generally	unlocked
result in charges.)	(after-tax) [1]
If actual separate account returns were 1% above or below our aggregated estimated return	$15 — $30 [3]
If actual lapse rates were 1% above or below our estimated aggregate lapse rate	$10 — $25 [2]
If we changed our future separate account return rate by 1% from our aggregated estimated future return	$80 — $100
If we changed our future lapse rate by 1% from our estimated aggregate future lapse rate	$70 — $90 [2]

[1]	These sensitivities are reflective of the results of our 2007 assumption studies. The Company’s EGP models assume that separate account returns are earned linearly and that lapses occur linearly (except for certain dynamic lapse features) throughout the year. Similarly, the sensitivities assume that differential separate account and lapse rates are linear and parallel and persist for one year from the date of our third quarter unlock, which reflects all in-force and account value data as of July 31, 2007, including the corresponding market levels, allocation of funds, policyholder behavior and actuarial assumptions at that same date. These sensitivities are not perfectly linear nor perfectly symmetrical for increases and decreases and are most accurate for small changes in assumptions. As such, extrapolating results over a wide range will decrease the accuracy of the sensitivities’ predictive ability. Sensitivity results are, in part, based on the current “in-the-moneyness” of various guarantees offered with the products. Future market conditions could significantly change the sensitivity results.

[2]	Sensitivity around lapses assumes lapses increase or decrease consistently across all cohort years and products.

[3]	The overall actual return generated by the variable annuity separate accounts is dependent on several factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds as well as equity sector weightings and as a result of the large proportion of separate account assets invested in equity markets, the Company’s overall separate account fund performance has been reasonably correlated to the overall performance of the S&P 500, although no assurance can be provided that this correlation will continue in the future.
An “unlock” only revises EGPs to reflect current best estimate assumptions. The Company must also test the aggregate recoverability of the DAC and sales inducement assets by comparing the amounts deferred to the present value of total EGPs. In addition, the Company routinely stress tests its DAC and sales inducement assets for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced a significant sell-off, as the majority of policyholders’ funds in the separate accounts is invested in the equity market. As of December 31, 2007, the Company believed individual variable annuity separate account assets could fall, through a combination of negative market returns, lapses and mortality, by at least 54%, before portions of its DAC and sales inducement assets would be unrecoverable.
Living Benefits Required to be Fair Valued
The Company offers certain variable annuity products with a guaranteed minimum withdrawal benefit (“GMWB”) rider. The Company has also assumed, through reinsurance, from HLIKK, GMIB and GMAB. The fair value of the GMWB, GMIB and GMAB is an asset (liability) of $(707), $(72), and $2 as of December 31, 2007, respectively. The fair value of the GMWB, GMIB and GMAB is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior such as lapses, fund selection, resets and withdrawal utilization. Because of the dynamic and complex nature of these cash flows, best estimate assumptions and a Monte Carlo stochastic process involving the generation of thousands of scenarios that assume risk neutral returns consistent with swap rates and a blend of observable implied index volatility levels are used. Estimating these cash flows involves numerous estimates and subjective judgments including those regarding expected market rates of return, market volatility, correlations of market index returns to funds, fund performance, discount rates and policyholder behavior. At each valuation date, the Company assumes expected returns based on risk-free rates; forward market volatility assumptions for each underlying index based primarily on a blend of observed market “implied volatility” data; correlations of market returns across underlying indices based on actual observed market returns and relationships over the ten years preceding the valuation date; regression of fund returns to index returns based on the most recent three years of actual results; and current risk-free spot rates, to determine the present value of expected future cash flows produced in the stochastic projection process. As GMWB, GMIB and GMAB obligations are relatively new in the market place, actual policyholder behavior experience is limited. As a result, estimates of future policyholder behavior are subjective and based on analogous internal and external data.
In valuing the embedded GMWB derivative, the Company attributes to the derivative a portion of fees collected from the contract holder equal to the present value of future GMWB claims (the “Attributed Fees”). Attributed Fees in dollars are determined at the inception of each quarterly cohort by setting the dollars equal to the present value of expected claims. The Attributed Fees, in basis points, are determined by dividing the Attributed Fees in dollars by the present value of account value. The Attributed Fees in basis points are locked-in for each quarterly cohort. Primarily as a result of capital market conditions over the past few years, Attributed Fees for each cohort have historically been significantly below our rider fees, which also vary by product. Capital markets conditions, in particular high equity index volatility and low interest rates, during the last two quarters of 2007, have increased the Attributed Fees for those cohorts to a level close to our rider fees.

Capital markets assumptions can significantly change the value of the GMWB embedded derivative liability, as well as the GMIB reinsurance liability. For example, independent future decreases in equity market returns, future decreases in interest rates and future increases in equity index volatility will all have the effect of increasing the value of the GMWB embedded derivative liability and the value of the GMIB reinsurance liability as of December 31, 2007 resulting in a realized loss in net income. Furthermore, changes in policyholder behavior can also significantly change the value of the GMWB embedded derivative liability, as well as the GMIB reinsurance liability. For example, independent future increases in fund mix towards equity based funds vs. bond funds, future increases in withdrawals, future decreasing mortality, future increasing usage of the step-up feature, as applicable, and decreases in lapses will all have the effect of increasing the value of the GMWB embedded derivative liability, and decreasing the value of the GMIB reinsurance liability, as applicable, as of December 31, 2007 resulting in a realized loss in net income. Independent changes in any one of these assumptions moving in the opposite direction will have the effect of decreasing the value of the GMWB embedded derivative liability and the GMIB reinsurance liability as of December 31, 2007 resulting in a realized gain in net income. As markets change, mature and evolve and actual policyholder behavior emerges, management continually evaluates the appropriateness of its assumptions. In addition, management regularly evaluates the valuation model, incorporating emerging valuation techniques where appropriate, including drawing on the expertise of market participants and valuation experts. Upon adoption of Statement of Financial Accounting Standard No. 157, “Fair Value Measurements”, (“SFAS 157”) the Company expects to revise many of the assumptions used to value GMWB embedded derivative liability, as well as the GMIB and GMAB. See Note 1 in Notes to Consolidated Financial Statements for a discussion of SFAS 157.
Valuation of Investments and Derivative Instruments
The Company’s investments in fixed maturities, which include bonds, redeemable preferred stock and commercial paper; and certain equity securities, which include common and non-redeemable preferred stocks, are classified as “available-for-sale” and accordingly are carried at fair value with the after-tax difference from cost or amortized cost, as adjusted for the effect of deducting the life and pension policyholders’ share of the immediate participation guaranteed contracts and certain life and annuity deferred policy acquisition costs and reserve adjustments, reflected in stockholder’s equity as a component of AOCI. Policy loans are carried at outstanding balance, which approximates fair value. Mortgage loans on real estate are recorded at the outstanding principal balance adjusted for amortization of premiums or discounts and net of valuation allowances, if any. Short-term investments are carried at amortized cost, which approximates fair value. Other investments primarily consist of limited partnership and other alternative investments and derivatives instruments. Limited partnerships are reported at their carrying value with the change in carrying value accounted for under the equity method and accordingly the Company’s share of earnings are included in net investment income. Derivatives instruments are carried at fair value.
Valuation of Fixed Maturities
The fair value for fixed maturity securities is largely determined by one of three primary pricing methods: third party pricing service market prices, independent broker quotations or pricing matrices. Security pricing is applied using a hierarchy or “waterfall” approach whereby prices are first sought from third party pricing services with the remaining unpriced securities submitted to independent brokers for prices or lastly priced via a pricing matrix. Typical inputs used by these three pricing methods include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows and prepayments speeds. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third party pricing services will normally derive the security prices through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Included in the asset-backed securities (“ABS”), collaterized mortgage obligations (“CMOs”), and mortgage-backed securities (“MBS”) pricing are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates
Prices from third party pricing services are often unavailable for securities that are rarely traded or are traded only in privately negotiated transactions. As a result, certain of the Company’s securities are priced via independent broker quotations which utilize inputs that may be difficult to corroborate with observable market based data. A pricing matrix is used to price securities for which the Company is unable to obtain either a price from a third party pricing service or an independent broker quotation. The pricing matrix begins with current spread levels to determine the market price for the security. The credit spreads, as assigned by a nationally recognized rating agency, incorporate the issuer’s credit rating and a risk premium, if warranted, due to the issuer’s industry and the security’s time to maturity. The issuer-specific yield adjustments, which can be positive or negative, are updated twice annually, as of June 30 and December 31, by an independent third party source and are intended to adjust security prices for issuer-specific factors.

The matrix-priced securities at December 31, 2007 and 2006 primarily consisted of non-144A private placements and have an average duration of 4.7 and 5.0 years, respectively. The Company assigns a credit rating to these securities based upon an internal analysis of the issuer’s financial strength.
The Company performs a monthly analysis on the prices received from third parties to assess if the prices represent a reasonable estimate of the fair value. This process involves quantitative and qualitative analysis and is overseen by investment and accounting professionals. Examples of procedures performed include, but are not limited to, initial and on-going review of third party pricing services methodologies, review of pricing statistics and trends, back testing recent trades, and monitoring of trading volumes. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon available market data, the price received from the third party is adjusted accordingly.
The following table presents the fair value of fixed maturity securities by pricing source as of December 31, 2007 and 2006.

	2007		2006
		Percentage of Total		Percentage of Total
	Fair Value	Fair Value	Fair Value	Fair Value

Priced via third party pricing services	$35,892	78.7%	$37,190	83.3%
Priced via independent broker quotations	5,931	13.0%	3,567	8.0%
Priced via matrices	3,526	7.7%	3,810	8.5%
Priced via other methods	262	0.6%	79	0.2%

Total	$45,611	100.0%	$44,646	100.0%

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between knowledgeable, unrelated willing parties using inputs, including assumptions and estimates, a market participant would utilize. As such, the estimated fair value of a financial instrument may differ significantly from the amount that could be realized if the security was sold immediately.
Valuation of Derivative Instruments
Derivative instruments are recognized on the consolidated balance sheets at fair value. As of December 31, 2007 and 2006, approximately 89% and 82% of derivatives, respectively, based upon notional values, were priced by valuation models, which utilize independent market data, while the remaining 11% and 18%, respectively, were priced by broker quotations. The derivatives are valued using mid-market level inputs that are predominantly observable in the market place. Inputs used to value derivatives include, but are not limited to, interest swaps rates, foreign currency forward and spot rates, credit spreads, interest and equity volatility and equity index levels. The Company performs a monthly analysis on the derivative valuation which includes both quantitative and qualitative analysis. Examples of procedures performed include, but are not limited to, review of pricing statistics and trends, back testing recent trades, analyzing changes in the market environment and monitoring trading volume. This discussion on derivative pricing excludes the GMWB rider and associated reinsurance contracts as well as the reinsurance contracts associated with the GMIB and GMAB products, which are discussed in the preceding paragraphs under “Living Benefits Required to be Fair Valued” section.
Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities
One of the significant estimates related to available-for-sale securities is the evaluation of investments for other-than-temporary impairments. If a decline in the fair value of an available-for-sale security is judged to be other-than-temporary, a charge is recorded in net realized capital losses equal to the difference between the fair value and cost or amortized cost basis of the security. In addition, for securities expected to be sold, an other-than-temporary impairment charge is recognized if the Company does not expect the fair value of a security to recover to cost or amortized cost prior to the expected date of sale. The fair value of the other-than-temporarily impaired investment becomes its new cost basis. For fixed maturities, the Company accretes the new cost basis to par or to the estimated future value over the expected remaining life of the security by adjusting the security’s yields.
The evaluation of impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects, the effects of changes in interest rates or credit spreads and the recovery period. The Company has a security monitoring process overseen by a committee of investment and accounting professionals (“the committee”) that identifies securities that, due to certain characteristics, as described below, are subjected to an enhanced analysis on a quarterly basis. Based on this evaluation, for the year ended December 31, 2007, the Company concluded $339 of unrealized losses were other-than-temporarily impaired and as of December 31, 2007, the Company’s unrealized losses for fixed maturity and available-for-sale equity securities of $1.8 billion, were temporarily impaired.

Securities not subject to Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continued to Be Held by a Transferor in Securitized Financial Assets” (“non-EITF Issue No. 99-20 securities”) that are in an unrealized loss position, are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. The primary factors considered in evaluating whether a decline in value for non-EITF Issue No. 99-20 securities is other-than-temporary include: (a) the length of time and the extent to which the fair value has been or is expected to be less than cost or amortized cost, (b) the financial condition, credit rating and near-term prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments and (d) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery.
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

CONSOLIDATED RESULTS OF OPERATIONS
Operating Summary

	2007	2006	2005
Fee income and other	$3,509	$3,113	$2,811
Earned premiums	983	547	449
Net investment income	3,048	2,728	2,569
Net realized capital gains (losses)	(934)	(299)	75

Total revenues	6,606	6,089	5,904

Benefits, losses and loss adjustment expenses	3,980	3,205	3,008
Insurance operating costs and other expenses	1,203	875	835
Amortization of deferred policy acquisition costs	515	1,175	945

Total benefits, claims and expenses	5,698	5,255	4,788

Income before income taxes	908	834	1,116

Income Tax expense	168	103	207

Net income	$740	$731	$909

Year ended December 31, 2007 compared to the year ended December 31, 2006
The increase in net income was due to the following:
•	The DAC unlock benefit recorded in the third quarter of 2007.
•	Increased income on asset growth in the variable annuity, retirement and institutional businesses.
•	Increased net investment income primarily due to strong partnership income.
Partially offsetting the increase in net income were the following:
•	Increased non-deferrable individual annuity asset based commissions.
•	Unfavorable mortality in Individual Life.
•	Benefits, losses and loss adjustment expenses increased for the year ended December 31, 2007, as a result of the Company recording a reserve of $55, after tax, during the second quarter of 2007 for regulatory matters.
•	During the first quarter of 2006, the Company achieved favorable settlements in several cases brought against the Company by policyholders regarding their purchase of broad-based leveraged corporate owned life insurance (“leveraged COLI”) policies in the early to mid-1990s and therefore, released a reserve for these matters of $34, after-tax.
•	Realized capital losses increased for the year ended December 31, 2007 as compared to the comparable prior year periods primarily due to net losses on GMWB derivatives and impairments.
Year ended December 31, 2006 compared to the year ended December 31, 2005
The change in net income was due to the following:
•	Fee income and other increases were due to growth in assets under management resulting from market growth and strong sales along with higher premiums. The increase in net investment income was primarily due to income earned on higher average invested assets base, an increase in interest rates and a change in asset mix (e.g. greater investment in mortgage loans and limited partnerships).
•	During 2006, the Company achieved favorable settlements in several cases brought against the Company by policyholders regarding their purchase of broad-based leveraged corporate owned life insurance (“leveraged COLI”) policies in the early to mid-1990s. The Company ceased offering this product in 1996. Based on the favorable outcome of these cases, together with the Company’s current assessment of the few remaining leveraged COLI cases, the Company reduced its estimate of the ultimate cost of these cases during 2006. This reserve reduction, recorded in insurance operating costs and other expenses, resulted in an after-tax benefit of $34.
•	Partially offsetting the increase in net income was an unlock expense in the fourth quarter of 2006. See Unlock and Sensitivity Analysis within the Critical Accounting Estimates of the MD&A for Further information on the unlock.

Net Realized Capital Gains and Losses
See “Investment Results” in the Investments section and the “Realized Capital Gains and Losses by Segment” table within this MD&A.
Income Taxes
The effective tax rate for December 31, 2007, 2006 and 2005 was 19%, 12% and 19%, respectively. The principal cause of the difference between the effective tax rate and the U.S. Statutory rate of 35% for 2007, 2006 and 2005 was the separate account dividends received deduction (“DRD”).
The separate account DRD is estimated for the current year using information from the prior year-end, adjusted for current year equity market performance. The estimated DRD is generally updated in the third quarter for the provision-to-filed-return adjustments, and in the fourth quarter based on current year ultimate mutual fund distributions and fee income from the Company’s variable insurance products. The actual current year DRD can vary from estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distributions from these mutual funds, amounts of short-term capital gains at the mutual fund level and the Company’s taxable income before the DRD. The Company recorded benefits of $155, $174 and $184 related to the separate account DRD in the years ended December 31, 2007, December 31, 2006 and December 31, 2005, respectively. The 2007 benefit included a tax of $1 related to a true-up of the prior year tax return, the 2006 benefit included a benefit of $6 related to true-ups of prior years’ tax returns and the 2005 benefit included a benefit of $3 related to a true-up of the prior year tax return.
In Revenue Ruling 2007-61, issued on September 25, 2007, the IRS announced its intention to issue regulations with respect to certain computational aspects of the DRD on separate account assets held in connection with variable annuity contracts. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54, issued in August 2007 that purported to change accepted industry and IRS interpretations of the statutes governing these computational questions. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other members of the public will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are unknown, but they could result in the elimination of some or all of the separate account DRD tax benefit that the Company receives. Management believes that it is highly likely that any such regulations would apply prospectively only.
The Company receives a foreign tax credit (“FTC”) against its U.S. tax liability for foreign taxes paid by the Company including payments from its separate account assets. The separate account FTC is estimated for the current year using information from the most recent filed return, adjusted for the change in the allocation of separate account investments to the international equity markets during the current year. The actual current year FTC can vary from the estimates due to actual FTCs passed through by the mutual funds. The Company recorded benefits of $11 and $17 related to separate account FTC in the year ended December 31, 2007 and December 31, 2006, respectively. These amounts included benefits related to true-ups of prior years’ tax returns of $0 and $7 in 2007 and 2006, respectively.
Outlook —
Management believes the market for retirement products continues to expand as individuals increasingly save and plan for retirement. Demographic trends suggest that as the “baby boom” generation matures, a significant portion of the United States population will allocate a greater percentage of their disposable incomes to saving for their retirement years due to uncertainty surrounding the Social Security system and increases in average life expectancy. Competition continues to be strong in the variable annuities market as the focus on guaranteed lifetime income has caused most major variable annuity writers to upgrade their suite of living benefits. The company is committed to maintaining a competitive variable annuity product line and intends to refresh its suite of living benefits in May 2008.
The future profitability of the Retirement Plans segment will depend on Company’s ability to increase assets under management across all businesses, achieve scale in areas with a high degree of fixed costs and maintain its investment spread earnings on the general account products sold largely in the 403(b)/457 business. Disciplined expense management will continue to be a focus; however, as the Company looks to expand its reach in these markets, additional investments in service and technology will occur.
The Institutional Investment Products (“IIP”) markets are highly competitive from a pricing perspective, and a small number of cases often account for a significant portion of deposits, therefore the Company may not be able to sustain the level of assets under management growth attained in 2007. The Company’s success depends in part on the level of credited interest rates and the Company’s credit rating.
The focus of the PPLI business is variable PPLI products to fund non-qualified benefits or other post employment benefit liabilities. PPLI has experienced a surge in marketplace activity due to COLI Best Practices enacted as part of the Pension Protection Act of 2006. This act has clarified the prior legislative uncertainty relating to insurable interest under COLI policies, potentially increasing future demand in corporate owned life insurance. The market served by PPLI continues to be subject to extensive legal and regulatory scrutiny that can affect this business.

Individual Life continues to expand its core distribution model of sales through financial advisors and banks, while also pursuing growth opportunities through other distribution sources such as life brokerage. In its core channels, the Company is looking to broaden its sales system and internal wholesaling, take advantage of cross selling opportunities and extend its penetration in the private wealth management services areas. Variable universal life mix remained strong during the year ended December 31, 2007. Future sales will be driven by the Company’s management of current distribution relationships and development of new sources of distribution while offering competitive and innovative new products and product features.
Individual Life accepts and maintains, for risk management purposes, up to $10 in risk on any one life. Individual Life uses reinsurance where appropriate to mitigate earnings volatility; however, death claim experience may lead to periodic short-term earnings volatility.
Individual Life continues to face uncertainty surrounding estate tax legislation, aggressive competition from other life insurance providers, reduced availability and higher price of reinsurance, and the current regulatory environment related to reserving for universal life products with no-lapse guarantees. These risks may have a negative impact on Individual Life’s future earnings.
The following provides a summary of the significant factors used by management to assess the performance of the business.
Performance Measures
Fee Income
Fee income is largely driven from amounts collected as a result of contractually defined percentages of assets under management on investment type contracts. These fees are generally collected on a daily basis. For individual life insurance products, fees are contractually defined as percentages based on levels of insurance, age, premiums and deposits collected and contract holder value. Life insurance fees are generally collected on a monthly basis. Therefore, the growth in assets under management either through positive net flows, or favorable equity market performance will have a favorable impact on fee income. Conversely, either negative net flows, or unfavorable equity market performance will reduce fee income generated from investment type contracts.

	As of and for the
	years ended December 31,
Product/Key Indicator Information	2007	2006	2005

Retail Individual Variable Annuities
Account value, beginning of period	$114,365	$105,314	$99,617
Net flows	(2,733)	(3,150)	(881)
Change in market value and other	7,439	12,201	6,578

Account value, end of period	$119,071	$114,365	$105,314

Retirement Plans
Account value, beginning of period	$23,575	$19,317	$16,493
Net flows	1,669	2,545	1,618
Change in market value and other	1,850	1,713	1,206

Account value, end of period	$27,094	$23,575	$19,317

Individual Life
Variable universal life account value, end of period	$7,284	$6,637	$5,902
Total life insurance in-force	175,547	159,984	146,165

S&P 500 Index
Year end closing value	1,468	1,418	1,248
Daily average value	1,477	1,310	1,208

Year ended December 31, 2007 compared to year ended December 31, 2006
•	Increases in Retail individual variable annuity account values as of December 31, 2007 can be primarily attributed to market growth during the year and improved net flows due to an increase in sales.

•	Retirement Plans account values increased for the year ended December 31, 2007 due to positive net flows driven by ongoing contributions and market appreciation during the year.

•	Individual Life variable universal life account values increased primarily due to market appreciation and positive net flows. Life insurance in-force increased from the prior periods due to business growth.

Year ended December 31, 2006 compared to year ended December 31, 2005
•	The increase in Retail individual variable annuity account values can be attributed primarily to market growth during 2006. Net flows for the Retail individual variable annuity business were negative and have worsened from prior year levels resulting from higher surrenders outpacing increased deposits due primarily to increased competition in the living benefit market.

•	The increase in Retirement Plans account values is due to positive net flows driven by ongoing contributions over the past year due to higher deposits and market appreciation.

•	Individual Life variable universal life account value increased due primarily to premiums, deposits and market appreciation. Life insurance in-force increased from December 31, 2005 due to business growth.
Net Investment Spread
Management evaluates performance of certain products based on net investment spread. These products include those that have insignificant mortality risk, such as fixed annuities, certain general account universal life contracts and certain institutional contracts. Net investment spread is determined by taking the difference between the earned rate and the related crediting rates on average assets under management. The net investment spreads shown below are for the total portfolio of relevant contracts in each segment and reflect business written at different times. When pricing products, the Company considers current investment yields and not the portfolio average. Net investment spread can be volatile period over period, which can have a significant positive or negative effect on the operating results of each segment. The volatile nature of net investment spread is driven primarily by prepayment premiums on securities and earnings on partnership investments.
Net investment spread is calculated as a percentage of general account assets and expressed in basis points (bps):

For the years ended December 31,
	2007	2006	2005

Retail — Individual Annuity	180.5 bps	159.0 bps	160.0 bps
Retirement Plans	161.0 bps	146.1 bps	149.2 bps
Institutional (GIC’s, Funding Agreements, Funding Agreement Backed Notes and Consumer Notes)	124.0 bps	82.0 bps	60.0 bps
Individual Life	131.8 bps	118.4 bps	122.1 bps
Year ended December 31, 2007 compared to year ended December 31, 2006
•	Retail individual annuity, Retirement Plans, Institutional and Individual Life net investment spreads increased or remained stable, primarily due to a higher allocation of investments in higher yield / higher risk investment classes, including limited partnerships and alternative investments and relative strong performance of this asset class in 2007.
Year ended December 31, 2006 compared to year ended December 31, 2005
•	Net investment spreads were virtually unchanged in 2006 as compared to 2005 with the exception of Institutional where increased partnership income increased spread from 2005 to 2006.
Expenses
There are three major categories for expenses. The first major category of expenses is benefits and losses. These include the costs of mortality in the individual life businesses, as well as other contractholder benefits to policyholders. The second major category is insurance operating costs and expenses, which is commonly expressed in a ratio of a revenue measure depending on the type of business. The third category is the amortization of deferred policy acquisition costs and the present value of future profits, which is typically expressed as a percentage of pre-tax income before the cost of this amortization (an approximation of actual gross profits). The individual annuity business within Retail accounts for the majority of the amortization of deferred policy acquisition costs and present value of future profits for the Company.

	For the years ended December 31,
Retail	2007	2006	2005

General insurance expense ratio (individual annuity)	17.9 bps	17.2 bps	17.9 bps
DAC amortization ratio (individual annuity)	28.2%	71.5%	58.2%
DAC amortization ratio (individual annuity) excluding DAC unlock [1]	53.1%	57.4%	58.2%
Insurance expenses, net of deferrals	$602	$497	$433

Individual Life

Death benefits	$266	$223	$214
Insurance expenses, net of deferrals	$188	$172	$156

[1]	See Unlock and Sensitivity Analysis within the Critical Accounting Estimates section of the MD&A
Year ended December 31, 2007 compared to year ended December 31, 2006
•	The increase in the Retail individual annuity general insurance ratio was primarily due to higher service and technology costs.
•	The ratio of Retail individual annuity DAC amortization over income before taxes and DAC amortization declined in 2007 primarily due to unlock charge in 2006. DAC unlock charges generally have the effect of reducing future DAC amortization rates. After an unlock charge, the DAC amortization rate will generally decline as amortization expected to occur in future years was recorded as part of the unlock charge.
•	Retail insurance expenses, net of deferrals, increased due to increasing trail commissions on growing variable annuity assets.
•	Individual Life death benefits increased in 2007 primarily due to a larger life insurance in-force and unfavorable mortality.
Year ended December 31, 2006 compared to year ended December 31, 2005
•	Retail individual annuity asset growth in 2006 decreased its expense ratio to a level lower than prior years.
•	Individual Life death benefits increased 4% in 2006 primarily due to a larger insurance in-force. Individual Life insurance expenses, net of deferrals increased 9% for 2006 consistent with the growth of life insurance in-force.
Profitability
Management evaluates the rates of return various businesses can provide as an input in determining where additional capital should be invested to increase net income and shareholder returns. Specifically, because of the importance of its individual annuity products, the Company uses the return on assets for the individual annuity business for evaluating profitability. In Individual Life, after-tax margin is a key indicator of overall profitability.

Ratios	2007	2006	2005

Retail
Individual annuity return on assets (“ROA”)	52.6 bps	33.4 bps	42.5 bps
Effect of net realized gains (losses), net of tax and DAC on ROA [1]	(13.3) bps	(7.8) bps	(3.4) bps
Effect of DAC unlock on ROA [2]	15.6 bps	(6.0) bps	—

ROA excluding realized gains (losses) and DAC unlock	50.3 bps	47.2 bps	45.9 bps

Retirement Plans
Retirement Plans return on assets (“ROA”)	20.9 bps	43.8 bps	40.8 bps
Effect of net realized gains (losses), net of tax and DAC on ROA [1]	(11.1) bps	(3.3) bps	3.9 bps
Effect of DAC unlock on ROA [2]	(3.6) bps	9.3 bps	—

ROA excluding realized gains (losses) and DAC unlock	35.6 bps	37.8 bps	36.9 bps

Institutional
Institutional return on assets (“ROA”)	1.3 bps	15.4 bps	27.3 bps
Effect of net realized gains (losses), net of tax and DAC on ROA [1]	(23.3) bps	(5.6) bps	5.6 bps
Effect of DAC unlock on ROA [2]	0.2 bps	—	—

ROA excluding realized gains (losses) and DAC unlock	24.4 bps	21.0 bps	21.7 bps

Individual Life
After-tax margin	15.9%	13.0%	15.6%
Effect of net realized gains (losses), net of tax and DAC on after-tax margin [1]	(1.3%)	(1.7%)	1.0%
Effect of DAC unlock on after-tax margin [2]	1.5%	(1.5%)	—

After-tax margin excluding realized gains (losses) and DAC unlock	15.7%	16.2%	14.6%

[1]	See “Realized Capital Gains and Losses by Segment” table within the this Section of the MD&A

[2]	See Unlock and Sensitivity Analysis within the Critical Accounting Estimates section of the MD&A
Year ended December 31, 2007 compared to year ended December 31, 2006
•	The increase in Retail individual annuity’s ROA, excluding realized gain (losses) and DAC unlock, was primarily due to increased net investment income on allocated capital and an increase in partnership income. This was partially offset by an increase in the effective tax rate as a result of revisions in the estimates of the separate account DRD and FTC.

•	The decrease in Retirement Plans ROA, excluding realized gains (losses) and DAC unlock, was primarily due to higher service and technology costs.

•	The increase in Institutional’s ROA, excluding realized gains (losses) and DAC unlock, is primarily due to an increase in partnership income and increased net investment income on allocated capital.

•	Individual Life’s decrease in after-tax margin, excluding realized gains (losses) and DAC unlock, is primarily due to unfavorable mortality experience in 2007 compared to 2006.
Year ended December 31, 2006 compared to year ended December 31, 2005
•	The increase in Retail individual annuity’s ROA, excluding realized gain (losses) and DAC unlock, was primarily due to a decline in the effective tax rate as a result of prior period true-up benefits in 2006 related to separate account DRD and FTC.

•	The decrease in Institutional’s ROA, excluding realized gains (losses) and DAC unlock, is primarily due to higher maintenance expense in 2006.

•	Individual Life’s after-tax margin, excluding realized gains (losses) and DAC unlock, increased primarily due to favorable mortality experience in 2006 compared to 2005 as well as favorable revisions to DAC estimates reflected in the first half of 2006.
Realized Capital Gains and Losses by Segment
Life includes net realized capital gains and losses in each reporting segment. Following is a summary of the types of realized gains and losses by segment:

Net realized gains (losses) for the year ended December 31, 2007
				Periodic
				net coupon
			Japanese	settlements					Total
			fixed annuity	on credit	GMWB	GMIB/			gains/losses,
	Gains/losses on		contract	derivatives	derivatives,	GMAB	Other,		net of tax and
	sales, net	Impairments	hedges, net	Japan	net	Reinsurance	net	Total	DAC

Retail	17	(87)	—	1	(277)	—	(35)	(381)	(169)
Retirement Plans	(11)	(22)	—	—	—	—	(8)	(41)	(28)

Institutional	13	(146)	—	3	—	—	(58)	(188)	(123)
Individual Life	7	(19)	—	—	—	—	(14)	(26)	(14)
Other	19	(65)	18	(44)	—	(155)	(71)	(298)	(197)

Total	45	(339)	18	(40)	(277)	(155)	(186)	(934)	(531)

Net realized gains (losses) for the year ended December 31, 2006

Net realized gains (losses) for the year ended December 31, 2006
				Periodic
				net coupon
			Japanese	settlements					Total
			fixed annuity	on credit	GMWB	GMIB/			gains/losses,
	Gains/losses on		contract	derivatives	derivatives,	GMAB	Other,		net of tax and
	sales, net	Impairments	hedges, net	Japan	net	Reinsurance	net	Total	DAC

Retail	(44)	(6)	—	3	(26)	—	(14)	(87)	(96)
Retirement Plans	(9)	(6)	—	—	—	—	(1)	(16)	(7)

Institutional	15	(32)	—	1	—	—	(24)	(40)	(25)
Individual Life	—	(17)	—	—	—	—	(5)	(22)	(18)

Other	2	(10)	(17)	(52)	—	(53)	(4)	(134)	(87)

Total	(36)	(71)	(17)	(48)	(26)	(53)	(48)	(299)	(233)

Net realized gains (losses) for the year ended December 31, 2005
				Periodic
				net coupon
			Japanese	settlements					Total
			fixed annuity	on credit	GMWB	GMIB/			gains/losses,
	Gains/losses on		contract	derivatives	derivatives,	GMAB	Other,		net of tax and
	sales, net	Impairments	hedges, net	Japan	net	Reinsurance	net	Total	DAC

Retail	50	(15)	—	—	(55)	—	(37)	(57)	(39)
Retirement Plans	19	(3)	—	—	—	—	(2)	14	7
Institutional	22	(6)	—	—	—	—	19	35	22
Individual Life	12	(2)	—	—	—	—	6	16	10
Other	(11)	(1)	(36)	(32)	—	113	34	67	45

Total	92	(27)	(36)	(32)	(55)	113	20	75	45

Net realized capital losses increased in December 31, 2007 as compared to 2006 primarily due to higher losses on impairments, GMWB derivatives, other net losses, and GMIB reinsurance partially offset by higher net gains on sale of investments. A more expanded discussion of these components is as follows:
•	Across all lines of business, impairments increased $268 in 2007, primarily due to an increase in credit related other-than-temporary impairments which were taken on ABS securities backed by sub-prime residential mortgage loans and securities in the financial services and home builders sectors. For further discussion, see the Other-Than-Temporary Impairments discussion within Investment section of the MD&A.
•	Retail losses on GMWB rider embedded derivatives increased $251 primarily due to liability model assumption updates and modeling refinements made in 2007, including those for dynamic lapse behavior, mortality and claims adjustments, correlations of market returns across underlying indices as well as those to reflect newly reliable market inputs for volatility.
•	Across all lines of business, Other net losses increased $138 primarily from the change in value of non-qualifying derivatives due to fluctuations in credit spreads, interest rates, and equity markets. The increase in net losses in 2007 compared to the prior year was primarily due to changes in value associated with credit derivatives due to credit spreads widening. Credit spreads widened primarily due to the deterioration in the U.S. housing market, tightened lending conditions, reduction of risk appetite as well as increased likelihood of a U.S. recession. For further discussion, see the “Capital Market Risk Management” section of the MD&A.
•	Within the Other segment, GMIB/GMAB reinsurance losses increased by $102 due to liability model refinements, a decline in interest rates and markets as well as changes in equity volatility levels.
•	The net gains on sales resulted from primarily from changes in credit spreads, foreign currency exchange rates, and interest rates from the date of purchase. For further discussion of gross gains and losses, see “Investment Results” in the Investments section of the MD&A.
Net realized capital losses increased in December 31, 2006 as compared to 2005 primarily as a result of a higher interest rate environment and changes in value of GMIB reinsurance. A more expanded discussion of these components is as follows:
•	Across all lines of business, impairments were primarily recorded on corporate fixed maturities. For further discussion, see the Other-Than-Temporary Impairments section within the Investments section of the MD&A.
•	Other net losses, as compared to gains in the prior year period were primarily driven from the change in value of non-qualifying derivatives due to fluctuations in interest rates and foreign currency exchange rates. These losses were partially offset by a before-tax benefit of $25 received from the WorldCom security settlement.
•	Within the Other segment, GMIB/GMAB reinsurance losses as compared to gains in the prior year period were primarily driven by liability model refinements and assumption updates reflecting in-force demographics, actual experience, and revised future expectations. The net gains in 2005 were primarily driven by positive movements in the global bond market and the Japanese equity market.
•	The net losses on sales were driven by fixed maturities for the year ended December 31, 2006 and primarily the result of rising interest rates from the date of security purchase and, to a lesser extent, credit spread widening on certain issuers that were sold. For further discussion of gross gains and losses, see “Investment Results” in the Investments section of the MD&A.

A description of each segment as well as an analysis of the operating results summarized above is included on the following pages.
RETAIL

Operating Summary	2007	2006	2005

Fee income and other	$2,166	$1,924	$1,737
Earned premiums	(62)	(86)	(110)
Net investment income	815	835	934
Net realized capital (losses)	(381)	(87)	(57)

Total revenues	2,538	2,586	2,504
Benefits, losses and loss adjustment expenses	820	819	895
Insurance operating costs and other expenses	602	497	433
Amortization of deferred policy acquisition costs and present value of future profits	316	913	685

Total benefits, losses and expenses	1,738	2,229	2,013

Income before income taxes	800	357	491
Income tax expense (benefit)	137	(40)	11

Net income	$663	$397	$480

Account Values	2007	2006	2005

Individual variable annuity account values	$119,071	$114,365	$105,314
Individual fixed annuity and other account values [1]	10,243	9,937	10,222

Total Account Values	$129,314	$124,302	$115,536

[1]	Includes policyholders’ balances for investment contracts and reserve for future policy benefits for insurance contracts.
Retail focuses on the savings and retirement needs of the growing number of individuals who are preparing for retirement, or have already retired, through the sale of individual variable and fixed annuities and other investment products. The Company is both a large writer and seller of individual variable annuities and a top seller of individual variable annuities throughout banks in the United States.
Year ended December 31, 2007 compared to the year ended December 31, 2006
Net income in Retail increased for the year ended December 31, 2007, primarily driven by lower amortization of DAC resulting from the unlock benefit in the third quarter of 2007, fee income growth in the variable annuity businesses, partially offset by increased non-deferrable individual annuity asset based commissions. In addition, realized capital losses increased $294 for the year ended December 31, 2007 as compared to the prior year period. For further discussion, see Realized Capital Gains and Losses by Segment table under in this section of the MD&A. A more expanded discussion of income growth is presented below:
•	Fee income increased for the year ended December 31, 2007 primarily as a result of growth in variable annuity average account values. The year-over-year increase in average variable annuity account values can be attributed to market appreciation of $7.4 billion during the year. Variable annuities had net outflows of $2.7 billion in 2007. Net outflows were driven by surrender activity due to the aging of the variable annuity inforce block of business and increased sales competition, particularly competition related to guaranteed living benefits.
•	Net investment income has declined for the year ended December 31, 2007 due to a decrease in variable annuity fixed option account values of 11% or $635. The decrease in these account values can be attributed to a combination of transfers into separate accounts and surrender activity. Offsetting this decrease in net investment income was an increase in the returns on partnership income of $14, after-tax, for the year ended December 31, 2007.
•	Insurance operating costs and other expenses increased for the year ended December 31, 2007. These increases were principally driven by non-deferrable variable annuity asset based commissions which increased $67 for the year ended December 31, 2007 due to a 4% growth in assets under management, as well as an increase in the number of contracts reaching anniversaries when trail commission payments begin.
•	Lower amortization of DAC resulted from the unlock benefit during the third quarter of 2007 as compared to an unlock expense during the fourth quarter of 2006. For further discussion, see Unlock and Sensitivity Analysis in the Critical Accounting Estimates section of the MD&A.

•	The effective tax rate increased from (11)% to 17% for the year ended December 31, 2007 from the prior year period, due to an increase in income before income taxes and revisions in the estimates of the separate account DRD which resulted from an incremental tax of $17, and foreign tax credits.
Year ended December 31, 2006 compared to the year ended December 31, 2005
Net income in the Retail segment for the year ended December 31, 2006 decreased primarily due to an unlock expense during the fourth quarter of 2006. This was partially offset by higher fee income driven by higher assets under management resulting primarily from market growth. In addition, realized capital losses increased $30 for the year ended December 31, 2006 as compared to the prior year period. For further discussion, see Realized Capital Gains and Losses by Segment table under in this section of the MD&A. The following other factors contributed to the change in income:
•	The increase in fee income in the variable annuity business for the year ended December 31, 2006 was mainly a result of growth in average account values. The year-over-year increase in average variable annuity account values can be attributed to market appreciation of $12.2 billion during 2006. Variable annuities had net outflows of $3.2 billion for the year ended December 31, 2006 compared to net outflows of $881 for the year ended December 31, 2005. Net outflows from additional surrender activity were due to increased sales competition, particularly from competitors offering variable annuity products with guaranteed living benefits.

•	Despite stable general account investment spread during the year, net investment income has steadily declined for the year ended December 31, 2006 due to variable annuity transfers from the fixed account to the separate account combined with surrenders in the fixed MVA contracts. Despite these outflows, a more favorable interest rate environment during 2006 has resulted in increased deposits and a lower surrender rate due to fewer contracts up for renewal for the year ended December 31, 2006 resulting in a decrease in net outflows of $1.3 billion compared to the prior year.

•	Benefits, losses and loss adjustment expenses have decreased for the year ended December 31, 2006 due to a decline in interest credited as a result of fixed annuity outflows which decreased fixed annuity account values. In addition, variable annuity asset based commissions increased due to 9% growth in assets under management, as well as an increase in the number of contracts reaching anniversaries when trail commission payments begin.

•	Higher amortization of DAC resulted from the unlock expense during the fourth quarter of 2006. For further discussion, see Unlock and Sensitivity Analysis in the Critical Accounting Estimates section of the MD&A.

•	The effective tax rate declined due to separate account DRD and foreign tax credit true-up benefits recorded in 2006.
Outlook
Management believes the market for retirement products continues to expand as individuals increasingly save and plan for retirement. Demographic trends suggest that as the “baby boom” generation matures, a significant portion of the United States population will allocate a greater percentage of their disposable incomes to saving for their retirement years due to uncertainty surrounding the Social Security system and increases in average life expectancy. Competition continues to be strong in the variable annuities market as the focus on guaranteed lifetime income has caused most major variable annuity writers to upgrade their suite of living benefits. The company is committed to maintaining a competitive variable annuity product line and intends to refresh its suite of living benefits in May 2008.

RETIREMENT PLANS

Operating Summary	2007	2006	2005

Fee income and other	$225	$180	$139
Earned premiums	4	19	10
Net investment income	355	326	311
Net realized capital gains (losses)	(41)	(16)	14

Total revenues	543	509	474

Benefits, losses and loss adjustment expenses	249	250	231
Insurance operating costs and other expenses	169	134	117
Amortization of deferred policy acquisition costs and present value of future profits	58	(4)	31

Total benefits, losses and expenses	476	380	379

Income before income taxes	67	129	95
Income tax expense	14	35	22

Net income	$53	94	$73

Account Values	2007	2006	2005

403(b)/457 account values	$12,363	$11,540	$10,475
401(k) account values	14,731	12,035	8,842

Total account values	$27,094	$23,575	$19,317

The Retirement Plans segment primarily offers customized wealth creation and financial protection for corporate and government employers through its two business units, 403(b)/457 and 401(k).
Year ended December 31, 2007 compared to the year ended December 31, 2006
Net income in Retirement Plans decreased for the year ended December 31, 2007 due to higher amortization of DAC as a result of the unlock expense in the third quarter of 2007, partially offset by a growth in fee income. In addition, realized capital losses increased $25 for the year ended December 31, 2007 as compared to the prior year period. For further discussion, see Realized Capital Gains and Losses by Segment table in this section of the MD&A. The following other factors contributed to the changes in income:
•	Fee income increased for the year ended December 31, 2007 primarily due to an increase in 401(k) average account values. This growth in 401(k) business is primarily driven by positive net flows of $1.8 billion over the past four quarters resulting from strong sales and increased ongoing deposits. Market appreciation contributed an additional $888 to assets under management over the past year.
•	Net investment income increased for the year ended December 31, 2007 for 403(b)/457 business due to growth in general account assets along with an increase in return on partnership investments.
•	Insurance operating costs and other expenses increased for the year ended December 31, 2007, primarily attributable to greater assets under management aging beyond their first year resulting in higher trail commissions. Also contributing to higher insurance operating costs for the year ended December 31, 2007 were higher service and technology costs.
•	Benefits, losses and loss adjustment expenses and earned premiums decreased for the year ended December 31, 2007 primarily due to a large case annuitization in the 401(k) business of $12 which occurred in the first quarter of 2006. This decrease was partially offset by an increase in interest credited resulting from the growth in general account assets.
•	Higher amortization of DAC resulted from the unlock expense in the third quarter of 2007 as compared to an unlock benefit in the fourth quarter of 2006. For further discussion, see Unlock and Sensitivity Analysis in the Critical Accounting Estimates section of the MD&A.

Year ended December 31, 2006 compared to the year ended December 31, 2005
Net income in the Retirement Plans segment for the year ended December 31, 2006 increased primarily due to improved fee income combined with lower amortization of DAC resulting from the unlock during the fourth quarter of 2006. In addition, realized capital losses increased $30 for the year ended December 31, 2006 as compared to the prior year period. For further discussion, see Realized Capital Gains and Losses by Segment table in this section of the MD&A. A more expanded discussion of income growth can be found below:
•	Fee income for 401(k) increased 38%, or $38 for the year ended December 31, 2006 compared to the prior year due to the growth in average account values. This growth is primarily driven by positive net flows of $2.0 billion during the year resulting from strong deposits. Total 401(k) annuity deposits and net flows increased by 22% and 16%, respectively, over the prior year. The increase in average account values can also be attributed to market appreciation of $1.1 billion during the year.
•	General account net investment spread remained stable for the year ended December 31, 2006 compared to the prior year. Overall, net investment income and the associated interest credited within benefits, losses and loss adjustment expenses each increased as a result of the growth in general account assets under management. Additionally, benefits, losses and loss adjustment expenses increased for the year ended December 31, 2006 compared to the prior year due to a large case annuitization in the 401(k) business which also resulted in a corresponding increase in earned premiums of $12.
•	Insurance operating costs and other expenses increased for the year ended December 31, 2006 primarily driven by the 401(k) business. The additional costs can be attributed to greater assets under management resulting in higher trail commissions and maintenance expenses.
•	Lower amortization of DAC resulted from an unlock benefit in the fourth quarter of 2006. For further discussion see Unlock and Sensitivity Analysis in the Critical Accounting Estimates section of the MD&A
Outlook
The future profitability of this segment will depend on Life’s ability to increase assets under management across all businesses, achieve scale in areas with a high degree of fixed costs and maintain its investment spread earnings on the general account products sold largely in the 403(b)/457 business. As the “baby boom” generation approaches retirement, management believes these individuals, as well as younger individuals, will contribute more of their income to retirement plans due to the uncertainty of the Social Security system and the increase in average life expectancy. In 2007, Life has begun selling mutual fund based products in the 401(k) market that will increase Life’s ability to grow assets under management in the medium size 401(k) market. Life has also begun selling mutual fund based products in the 403(b) market as we look to grow assets in a highly competitive environment primarily targeted at health and education workers. Disciplined expense management will continue to be a focus; however, as Life looks to expand its reach in these markets, additional investments in service and technology will occur.

INSTITUTIONAL

Operating Summary	2007	2006	2005

Fee income and other	$246	$119	$117
Earned premiums	990	607	504
Net investment income	1,226	987	784
Net realized capital gains (losses)	(188)	(40)	35

Total revenues	2,274	1,673	1,440
Benefits, losses and loss adjustment expenses	2,066	1,471	1,199
Insurance operating costs and other expenses	183	75	53
Amortization of deferred policy acquisition costs and present value of future profits	23	32	32

Total benefits, losses and expenses	2,272	1,578	1,284

Income before income taxes	2	95	156
Income tax (benefit) expense	(5)	26	49

Net income	$7	$69	$107

Account Value	2007	2006	2005

Institutional account values [1]	$24,828	$21,933	$17,632
Private Placement Life Insurance account values [2]	32,792	26,131	23,836

Total Account Values	$57,620	$48,064	$41,468

[1]	Institutional investment product account values include transfers from Retirement Plans of $413 during 2006 and from the Retail segment of $350 during 2006

[2]	Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.
Institutional primarily offers customized wealth creation and financial protection for institutions, corporate and high net worth individuals through its two business units: IIP and PPLI.
Year ended December 31, 2007 compared to the year ended December 31, 2006
Net income in Institutional decreased for the year ended December 31, 2007 primarily due to increased realized capital losses of $148 as compared to the prior year period. For further discussion, see Realized Capital Gains and Losses by Segment table under Life’s Operating Section of the MD&A. Offsetting the impact of realized capital losses, Institutional’s net income increased driven by higher assets under management in both IIP and PPLI, combined with increased returns on general account assets, primarily due to strong partnership income. The following other factors contributed to the changes in income:
•	Fee income increased for the year ended December 31, 2007 primarily driven by higher PPLI assets under management due to net flows and change in market appreciation of $5.1 billion and $1.7 billion, respectively. In addition, PPLI collects front-end loads, recorded in fee income, to subsidize premium tax payments. Premium taxes are recorded as an expense in insurance operating costs and other expenses. During the year ended December 31, 2007, PPLI had deposits of $5.2 billion, which resulted in an increase in fee income due to front-end loads of $107 offset by a corresponding increase in insurance operating costs and other expenses.
•	Earned premiums increased for the year ended December 31, 2007 primarily as a result of increased structured settlement life contingent sales, and one large terminal funding life contingent case sold in the third quarter. This increase in earned premiums was offset by a corresponding increase in benefits, losses and loss adjustment expenses.
•	General account net investment spread is the main driver of net income for IIP. An increase in spread income for the year ended December 31, 2007, was driven principally by higher assets under management in IIP resulting from positive net flows of $1.5 billion during the year. Net flows for IIP were favorable primarily as a result of the Company’s funding agreement backed Investor Notes program. Investor Notes deposits for the year ended December 31, 2007 were $1.5 billion. General account net investment spread also increased for the year ended December 31, 2007 due to improved returns on partnership investments. For the year ended December 31, 2007 and 2006, partnership income was $32 and $15, after-tax, respectively.
•	PPLI’s income increased for the year ended December 31, 2007 primarily due to a one-time adjustment of $4, after-tax, consisting mainly of a true-up of premium tax accruals in the first quarter of 2007.
•	The change in income taxes for the year ended December 31, 2007 over the prior year was due to a decrease in income before income taxes primarily driven by the increase in realized capital losses.

Year ended December 31, 2006 compared to the year ended December 31, 2005
Net income in Institutional decreased for the year ended December 31, 2006 compared to the prior year driven by realized capital loss increases of $75 for the year ended December 31, 2006 as compared to the prior year period. For further discussion, see Realized Capital Gains and Losses by Segment table under Life’s Operating Section of the MD&A. The following other factors contributed to the change in income:
•	Net investment income increased in Institutional driven by positive net flows of $2.2 billion during the year, which resulted in higher assets under management. Net flows for IIP were strong primarily as a result of the Company’s funding agreement backed Investor Notes program. Investor Note deposits for the years ended December 31, 2006 and 2005 were $2.3 billion and $2.0 billion, respectively.
•	General account spread is one of the main drivers of net income for the Institutional line of business. The increase in spread income in 2006 was driven by higher assets under management as noted above, combined with improved partnership income. For the year ended December 31, 2006 and 2005, income from partnership investments was $15 and $6 after-tax, respectively.
•	Earned premiums increased as a result of two large terminal funding cases that were sold during 2006. This increase in earned premiums was offset by a corresponding increase in benefits, losses and loss adjustment expenses.
•	PPLI’s income increased compared to prior year primarily due to asset growth in the variable business combined with increased tax benefits.
•	IIP operating expenses increased in the year ended December 31, 2006 due to higher costs related to the launch of new retirement products targeting the “baby boom” generation in 2006.
Outlook
The future net income of this segment will depend on Institutional’s ability to increase assets under management across all businesses. For Institutional’s products specifically, maintenance of investment spreads and business mix are also key contributors to income. These products are highly competitive from a pricing perspective, and a small number of cases often account for a significant portion of deposits. Therefore, the Company may not be able to sustain the level of assets under management growth attained in 2007. Hartford Income Notes and other structured notes products provide the Company with continued opportunity for future growth. These products provide access to both a multi-billion dollar retail market, and a nearly trillion dollar institutional market. These markets are highly competitive and the Company’s success depends in part on the level of credited interest rates and the Company’s credit rating.
As the “baby boom” generation approaches retirement, management believes these individuals will seek investment and insurance vehicles that will give them steady streams of income throughout retirement. IIP has launched new products in 2006 and 2007 to provide solutions that deal specifically with longevity risk. Longevity risk is defined as the likelihood of an individual outliving their assets. IIP is also designing innovative solutions to corporations’ defined benefit liabilities.
The focus of PPLI is variable products used primarily to fund non-qualified benefits or other post employment benefit liabilities. PPLI has experienced a surge in marketplace activity due to COLI Best Practices enacted as part of the Pension Protection Act of 2006. This act has clarified the prior legislative uncertainty relating to insurable interest under COLI policies, potentially increasing future demand in corporate owned life insurance. During 2007, the Company had over $5 billion in deposits. Sales activity of this magnitude may not repeat in 2008. The market served by PPLI continues to be subject to extensive legal and regulatory scrutiny that can affect this business.

INDIVIDUAL LIFE

Operating Summary	2007	2006	2005

Fee income and other	$816	$825	$742
Earned premiums	(56)	(45)	(26)
Net investment income	331	293	272
Net realized capital gains (losses)	(26)	(22)	16

Total revenues	1,065	1,051	1,004
Benefits, losses and loss adjustment expenses	510	447	420
Insurance operating costs and other expenses	188	172	156
Amortization of deferred policy acquisition costs and present value of future profits	117	235	198

Total benefits, losses and expenses	815	854	774

Income before income taxes	250	197	230
Income tax expense	81	60	73

Net income	$169	$137	$157

Account Values	2007	2006	2005

Variable universal life insurance	$7,284	$6,637	$5,902

Total account values	$11,876	$10,884	$9,819

Individual Life provides life insurance solutions to a wide array of business intermediaries to solve the wealth protection, accumulation and transfer needs of their affluent, emerging affluent and small business insurance clients.
Year ended December 31, 2007 compared to the year ended December 31, 2006
Net income increased for the year ended December 31, 2007, driven primarily by the unlock benefit in the third quarter of 2007 as compared to an unlock expense in the fourth quarter of 2006 partially offset by unfavorable mortality in 2007. The year ended December 31, 2006 also included favorable revisions to prior period DAC estimates of $7, after-tax. A more expanded discussion of income growth is presented below:
•	Fee income and other decreased for the year ended December 31, 2007 primarily due to the impacts of the 2007 and 2006 unlocks. For further discussion, see Unlock and Sensitivity Analysis in the Critical Accounting Estimates section of the MD&A. Offsetting the impacts of the 2007 and 2006 unlocks, fee income increased for the year ended December 31, 2007. Cost of insurance charges, the largest component of fee income, increased $35 primarily driven by growth in variable universal and universal life insurance account value. Variable fee income increased consistent with the growth in variable universal life insurance account value.

•	Earned premiums, which include premiums for ceded reinsurance, decreased primarily due to increased ceded reinsurance premiums for the year ended December 31, 2007.

•	Net investment income increased for the year ended December 31, 2007 consistent with growth in general account account values. Individual Life earned additional investment income throughout 2007 associated with higher returns from partnership investments.

•	Benefits, losses and loss adjustment expenses increased due to life insurance in-force growth and unfavorable mortality for the year ended December 31, 2007 compared to the corresponding 2006 period.

•	Insurance operating costs and other expenses increased for the year ended December 31, 2007 substantially consistent with life insurance in-force growth.

•	Lower amortization of DAC resulted from the unlock benefit in the third quarter of 2007 as compared to an unlock expense in the fourth quarter of 2006. For further discussion, see Unlock and Sensitivity Analysis in the Critical Accounting Estimates section of the MD&A.

Year ended December 31, 2006 compared to the year ended December 31, 2005
Net income in Individual Life for 2006 decreased due to the unlock expense in the fourth quarter of 2006. In addition, realized capital losses increased $38 for the year ended December 31, 2006 as compared to the prior year period. For further discussion, see Realized Capital Gains and Losses by Segment table under Life’s Operating Section of the MD&A. Offsetting these losses, net income increased primarily due to growth in life insurance and account values, and favorable mortality experience in 2006 compared to 2005 as well as $7 of after-tax, favorable revisions to prior year net DAC estimates reflected in the first half of 2006. The following other factors contributed to the changes in income:
•	Cost of insurance charges, the largest component of fee income, increased $31 for the year ended December 31, 2006, driven by growth in the variable universal and universal life insurance in-force. Variable fee income increased, consistent with the growth in the variable universal life insurance account value. Other fee income, another component of total fee income, increased primarily due to additional amortization of deferred revenues associated with the unlock.

•	Earned premiums, which include premiums for ceded reinsurance, decreased primarily due to increased ceded reinsurance premiums for the year ended December 31, 2006.

•	Net investment income increased primarily due to increased general account assets from sales growth.

•	Benefits, losses and loss adjustment expenses increased for 2006 consistent with the growth in account values and life insurance in-force and also reflect favorable mortality experience in 2006 compared to 2005.

•	Insurance operating costs and other expenses increased for the year ended December 31, 2006 consistent with the growth of life insurance in-force.

•	Amortization of DAC for the year ended December 31, 2006 increased related to the unlock expense, partially offset by revisions to prior year estimates. Excluding the impacts of the unlock expense and revisions, the amortization of DAC decreased for the year ended December 31, 2006, consistently with the mix of products and the level and mix of product profitability. For further discussion, see Unlock and Sensitivity Analysis in the Critical Accounting Estimates section of the MD&A.
Outlook
Individual Life operates in a mature and competitive marketplace with customers desiring products with guarantees and distribution requiring highly trained insurance professionals. Individual Life continues to expand its core distribution model of sales through financial advisors and banks, while also pursuing growth opportunities through other distribution sources such as life brokerage. In its core channels, the Company is looking to broaden its sales system and internal wholesaling, take advantage of cross selling opportunities and extend its penetration in the private wealth management services areas. The Company is committed to maintaining a competitive product portfolio and intends to refresh its variable universal and universal life insurance products in 2008.
Sales results for the year ended December 31, 2007 were strong across core distribution channels, including wirehouses/regional broker dealers and banks. The variable universal life mix remains strong at 45% of total sales for 2007. Future sales will be driven by the Company’s management of current distribution relationships and development of new sources of distribution while offering competitive and innovative new products and product features.
Individual Life accepts and maintains, for risk management purposes, up to $10 in risk on any one life. Individual Life uses reinsurance where appropriate to mitigate earnings volatility; however, death claim experience may lead to periodic short-term earnings volatility.
Effective November 1, 2007, Individual Life reinsured the policy liability related to statutory reserves in universal life with secondary guarantees to a captive reinsurance subsidiary. These reserves are calculated under prevailing statutory reserving requirements as promulgated under Actuarial Guideline 38, “The Application of the Valuation of Life Insurance Policies Model Regulation”. An unaffiliated standby third party letter of credit supports a portion of the statutory reserves that have been ceded to this subsidiary. The transaction released approximately $300 of statutory capital previously supporting our universal life products with secondary guarantees. The release of this capital from Individual Life will result in a decline in net investment income and increased expenses in future periods for Individual Life. The released capital is available to the Company for general corporate purposes. As its business grows, from time to time, Individual Life will evaluate the need for additional capital structures.
Individual Life continues to face uncertainty surrounding estate tax legislation, aggressive competition from other life insurance providers, reduced availability and higher price of reinsurance, and the current regulatory environment related to reserving for universal life products with no-lapse guarantees. These risks may have a negative impact on Individual Life’s future earnings.

OTHER

Operating Summary	2007	2006	2005

Fee income and other	$56	$65	$76
Earned premiums	107	52	71
Net investment income	321	287	268
Net realized capital gains (losses)	(298)	(134)	67

Total revenues	186	270	482

Benefits, losses and loss adjustment expenses	335	218	263
Insurance operating costs and other expenses	61	(3)	76
Amortization of deferred policy acquisition costs and present value of future profits	1	(1)	(1)

Total benefits, losses and expenses	397	214	338

Income (loss) before income taxes	(211)	56	144
Income tax expense (benefit)	(59)	22	52

Net income (loss)	$(152)	$34	$92

The Company includes in an Other category its leveraged PPLI product line of business; corporate items not directly allocated to any of its reporting segments; inter-segment eliminations, guaranteed minimum income benefit, guaranteed minimum death benefit (“GMDB”) and guaranteed minimum accumulation benefit reinsurance assumed from Hartford Life Insurance KK (“HLIKK”), a related party and subsidiary of Hartford Life, as well as certain group benefit products, including group life and group disability insurance that is directly written by the Company and for which nearly half is ceded to its parent, HLA.
Year ended December 31, 2007 compared to the year ended December 31, 2006
•	During the first quarter of 2006, the Company achieved favorable settlements in several cases brought against the Company by policyholders regarding their purchase of broad-based leveraged corporate owned life insurance (“leveraged COLI”) policies in the early to mid-1990s. The Company ceased offering this product in 1996. Based on the favorable outcome of these cases, together with the Company’s current assessment of the few remaining leveraged COLI cases, the Company reduced its estimate of the ultimate cost of these cases as of June 30, 2006. This reserve reduction, recorded in insurance operating costs and other expenses, resulted in an after-tax benefit of $34.

•	Also contributing to the change in insurance operating costs and other expenses was an increase of $20 for the year ended December 31, 2007, as a result of recording penalties related to regulatory matters during the second quarter of 2007. During the year, the Company recorded an insurance recovery of $9 against the litigation costs associated with regulatory matters.

•	Benefits, losses and loss adjustment expenses increased $55, after tax for the year ended December 31, 2007, as a result of the Company recording a reserve during the second quarter of 2007 for regulatory matters.

•	Refer to Realized Capital Gains and Losses by Segment table under the Consolidated Operating summary section of the MD&A.
Year ended December 31, 2006 compared to the year ended December 31, 2005
The change in Other’s net income was due to the following:
•	During 2006, the Company achieved favorable settlements in several cases brought against the Company by policyholders regarding their purchase of broad-based leveraged corporate owned life insurance (“leveraged COLI”) policies in the early to mid-1990s. The Company ceased offering this product in 1996. Based on the favorable outcome of these cases, together with the Company’s current assessment of the few remaining leveraged COLI cases, the Company reduced its estimate of the ultimate cost of these cases during 2006. This reserve reduction, recorded in insurance operating costs and other expenses, resulted in an after-tax benefit of $34.

•	Also contributing to the insurance operating costs and other expenses decreases for the year ended December 31, 2006 was a lower level of dividends to leveraged COLI policyholders.

•	Refer to Realized Capital Gains and Losses by Segment table under the Consolidated Operating summary section of the MD&A.

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
Return on general account invested assets is an important element of the Company’s financial results. Significant fluctuations in the fixed income or equity markets could weaken the Company’s financial condition or its results of operations. Additionally, changes in market interest rates may impact the period of time over which certain investments, such as MBS, are repaid and whether certain investments are called by the issuers. Such changes may, in turn, impact the yield on these investments and also may result in reinvestment of funds received from calls and prepayments at rates below the average portfolio yield. Net investment income and net realized capital gains and losses accounted for approximately 32%, 40% and 45% of the Company’s consolidated revenues for the years ended December 31, 2007, 2006 and 2005, respectively. The decrease in the percentage of revenues for 2007, as compared to the prior years is primarily due to an increase in realized capital losses.
Fluctuations in interest rates affect the Company’s return on, and the fair value of, fixed maturity investments, which comprised approximately 83% and 87% of the fair value of its invested assets as of December 31, 2007 and December 31, 2006, respectively. Other events beyond the Company’s control, including changes in credit spreads, could also adversely impact the fair value of these investments. Additionally, a downgrade of an issuer’s credit rating or default of payment by an issuer could reduce the Company’s investment return.
The Company invests in private placement securities, mortgage loans and limited partnerships and other alternative investments in order to further diversify its investment portfolio. These investment types comprised approximately 38% and 34% of the fair value of its invested assets as of December 31, 2007 and 2006, respectively. These security types are typically less liquid than direct investments in publicly traded fixed income or equity investments. However, generally these securities have higher yields to compensate for the liquidity risk.
A decrease in the fair value of any investment that is deemed other-than-temporary would result in the Company’s recognition of a net realized capital loss in its financial results prior to the actual sale of the investment. Following the recognition of the other-than-temporary impairment for fixed maturities, the Company accretes the new cost basis to par or to estimated future value over the remaining life of the security based on future estimated cash flows by adjusting the security’s yields. For a further discussion of the evaluation of other-than-temporary impairments, see the Critical Accounting Estimates section of the MD&A under “Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities”.
The primary investment objective of the Company’s general account is to maximize economic value consistent with acceptable risk parameters, including the management of the interest rate sensitivity of invested assets, while generating sufficient after-tax income to meet policyholder and corporate obligations.

The following table identifies the invested assets by type held in the general account as of December 31, 2007 and 2006.
Composition of Invested Assets

	2007		2006
	Amount	Percent	Amount	Percent

Fixed maturities, available-for-sale, at fair value	$45,611	82.9%	$44,646	87.1%
Equity securities, available-for-sale, at fair value	722	1.3%	275	0.5%
Policy loans, at outstanding balance	2,016	3.7%	2,009	3.9%
Mortgage loans, at amortized cost [1]	4,166	7.5%	2,631	5.2%
Limited partnerships and other alternative investments [2]	1,246	2.3%	750	1.5%
Short-term investments	752	1.4%	694	1.3%
Other investments [3]	480	0.9%	274	0.5%

Total investments	$54,993	100.0%	$51,279	100.0%

[1]	Consist of commercial and agricultural loans.

[2]	Includes real estate joint ventures.

[3]	Primarily relates to derivative instruments.
Total investments increased $3.7 billion since December 31, 2006 primarily as a result of positive operating cash flows and securities lending activities, partially offset by increased unrealized losses primarily due to a significant widening of credit spreads associated with fixed maturities. The fair value of fixed maturities declined as a percentage of total investments due to the increase in unrealized losses and the decision to allocate a greater percentage of the Company’s portfolio to mortgage loans and limited partnerships and other alternative investments. The increased allocation to limited partnerships and alternative investments and mortgage loans was made primarily due to the attractive risk/return profiles and diversification opportunities of these asset classes.
Limited partnerships and other alternative investments increased by $496 during 2007. HIMCO believes investing in limited partnerships provides an opportunity to diversify its portfolio and earn above average returns over the long-term. However, significant price volatility can exist quarter to quarter. Prior to investing, HIMCO performs an extensive due diligence process which attempts to identify funds that have above average return potential and managers with proven track records for results, many of which utilize sophisticated risk management techniques. Due to capital requirements, HIMCO closely monitors the impact of these investments in relationship to the overall investment portfolio and the consolidated balance sheets. HIMCO does not expect investments in limited partnerships to exceed 3% of the fair value of each statutory legal entity’s investment portfolio.
The following table summarizes the Company’s limited partnerships and other alternative investments as of December 31, 2007 and 2006.
Composition of Limited Partnerships and Other Alternative Investments

	2007		2006
	Amount	Percent	Amount	Percent

Hedge funds [1]	$514	41.3%	$370	49.3%
Private equity [2]	399	32.0%	239	31.9%
Mortgage and real estate [3]	272	21.8%	83	11.1%
Mezzanine debt [4]	61	4.9%	58	7.7%

Total	$1,246	100.0%	$750	100.0%

[1]	Hedge funds include investments in funds of funds as well as direct funds. The hedge funds of funds invest in approximately 30 to 60 different hedge funds within a variety of investment styles. Examples of hedge fund strategies include long/short equity or credit, event driven strategies and structured credit.

[2]	Private equity funds consist of investments in funds whose assets typically consist of a diversified pool of investments in small non-public businesses with high growth potential.

[3]	Mortgage and real estate funds consist of investments in funds whose assets consist of mortgage loans, participations in mortgage loans, mezzanine loans or other notes which may be below investment grade credit quality as well as equity real estate. Also included is the investment in real estate joint ventures.

[4]	Mezzanine debt funds consist of investments in funds whose assets consist of subordinated debt that often times incorporates equity-based options such as warrants and a limited amount of direct equity investments.

Investment Results —
The following table summarizes the Company’s net investment income.

	2007		2006		2005
(Before-tax)	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]

Fixed maturities [2]	$2,710	6.0%	$2,459	5.8%	$2,275	5.8%
Equity securities, available-for-sale	48	7.2%	12	4.3%	9	3.3%
Mortgage loans	227	6.4%	126	6.4%	64	6.3%
Limited partnerships and other alternative investments	112	13.0%	67	12.5%	56	18.9%
Policy loans	132	6.5%	140	7.0%	142	6.6%
Other [3]	(125)	—	(26)	—	60	—
Investment expense	(56)	—	(50)	—	(37)	—

Total net investment income	$3,048	6.1%	$2,728	5.8%	$2,569	5.7%

[1]	Yields calculated using investment income before investment expenses divided by the monthly weighted average invested assets at cost, amortized cost, or adjusted carrying value, as applicable, excluding collateral received associated with the securities lending program and consolidated variable interest entity minority interests. Included in the fixed maturity yield is Other income (loss) as it primarily relates to fixed maturities, see footnote [3] below. Included in the total net investment income yield is investment expense.

[2]	Includes net investment income on short-term bonds.

[3]	Primarily represents fees associated with securities lending activities. The income from securities lending activities is included within fixed maturities. Also included are derivatives that qualify for hedge accounting under SFAS 133. These derivatives hedge fixed maturities.
The following table summarizes the Company’s net realized capital gains and losses results.

(Before-tax)	2007	2006	2005

Gross gains on sale	$187	$199	$310
Gross losses on sale	(142)	(235)	(218)
Impairments
Credit related [1]	(231)	(10)	(23)
Other [2]	(108)	(61)	(4)

Total impairments	(339)	(71)	(27)
Japanese fixed annuity contract hedges, net [3]	18	(17)	(36)
Periodic net coupon settlements on credit derivatives/Japan	(40)	(48)	(32)
GMWB derivatives, net	(277)	(26)	(55)
GMIB/GMAB reinsurance	(155)	(53)	113
Other, net [4]	(186)	(48)	20

Net realized capital gain (losses), before-tax	$(934)	$(299)	$75

[1]	Relates to impairments for which the Company has current concerns regarding the issuers ability to pay future interest and principal amounts based upon the securities contractual terms or the depression in security value is primarily related to significant issuer specific or sector credit spread widening.

[2]	Primarily relates to impairments of securities that had declined in value primarily due to changes in interest rate or general or modest spread widening and for which the Company was uncertain of its intent to retain the investment for a period of time sufficient to allow recovery to cost or amortized cost.

[3]	Relates to the Japanese fixed annuity product assumed from HLIKK (product and related derivative hedging instruments excluding periodic net coupon settlements).

[4]	Primarily consists of changes in fair value on non-qualifying derivatives and hedge ineffectiveness on qualifying derivative instruments and other investment gains.
Year ended December 31, 2007 compared to the year ended December 31, 2006
Net investment income increased $320, or 12%, for the year ended December 31, 2007, compared to the prior year period. The increase in net investment income was primarily due to a higher average invested asset base and a higher total portfolio yield. The increase in the average invested assets base, as compared to the prior year, was primarily due to positive operating cash flows, investment contract sales such as retail and institutional notes, and universal life-type product sales. Limited partnerships and other alternative investments contributed to the increase in income compared to the prior year period, despite a lower yield, due to a greater allocation of investments to this asset class. While the limited partnership and other alternative investment yield continues to exceed the overall portfolio yield, it decreased for the current year ended compared to the prior year ended primarily due to the market performance of the Company’s hedge fund investments largely due to disruptions in the credit market associated with structured securities. Also included in limited partnerships and other alternative assets was a decrease in value of $11 on a real estate joint venture due to the decline of the real estate market in which the property was located. Based upon market expectation of future interest rates and a lower expected yield from limited partnership and other alternative investments, the Company expects the average portfolio yield in 2008 to decline compared to 2007 levels. The Company expects a lower yield from limited partnerships and other alternative investments primarily due to reduced liquidity and the wider credit spread environment.

Net realized capital losses were higher for the year ending December 31, 2007. The change in net gains and losses was primarily the result of higher net losses on impairments, GMWB derivatives, other net losses, and GMIB reinsurance partially offset by higher net gains on sale of investments. The circumstances giving rise to the changes in these components are as follows:
•	See the Other-Than-Temporary Impairments section that follows for information on impairment losses.

•	An increase in losses in 2007 compared to 2006 on GMWB rider embedded derivatives was primarily due to liability model assumption updates and modeling refinements made in 2007, including those for dynamic lapse behavior and correlations of market returns across underlying indices as well as those to reflect newly reliable market inputs for volatility. For a further discussion of the GMWB rider valuation assumption, see the Capital Markets Risk management section of the MD&A under “Key Market Risk Exposures”.

•	Other, net losses in both 2007 and 2006 primarily resulted from the change in value of non-qualifying derivatives due to fluctuations in credit spreads, interest rates, and equity markets. The increase in net losses in 2007 compared to the prior year was primarily due to changes in value associated with credit derivatives due to credit spreads widening. Credit spreads widened primarily due to the deterioration in the U.S. housing market, tightened lending conditions, the market’s flight to quality securities as well as increased likelihood of a U.S. recession. For further discussion, see the “Capital Market Risk Management” section of the MD&A.

•	The increase in net losses associated with the internal reinsurance of GMIB is due to liability model refinements, a decline in interest rates and markets as well as changes in equity volatility levels.
Gross gains on sales for the year ended December 31, 2007, were primarily within fixed maturities and were largely comprised of corporate securities. The sales were made to reallocate the portfolio to securities with more favorable risk-return profiles. The gains on sales were primarily the result of changes in credit spreads, foreign currency exchange rates, and interest rates from the date of purchase. Gross losses on sales for the year ended December 31, 2007, were predominantly within fixed maturities and were primarily corporate securities. No single security was sold at a loss in excess of $5 and an average loss as a percentage of the fixed maturity’s amortized cost of less than 2%, which, under the Company’s impairment policy was deemed to be depressed only to a minor extent.
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
Total net realized capital losses were recognized in 2006 compared to net realized capital gains in 2005 primarily as a result of a higher interest rate environment and changes in value of GMIB reinsurance. The circumstances giving rise to these components are as follows:
•	The net losses on fixed maturity sales for the year ended December 31, 2006 were primarily the result of rising interest rates from the date of security purchase and, to a lesser extent, credit spread widening on certain issuers that were sold. For further discussion of gross gains and losses, see the following discussion below.

•	The net losses in 2006 related to GMIB were primarily driven by liability model refinements and assumption updates reflecting in-force demographics, actual experience, and revised future expectations. The net gains in 2005 were primarily driven by positive movements in the global bond market and the Japanese equity market.

•	Other, net losses were primarily driven from the change in value of non-qualifying derivatives due to fluctuations in interest rates and foreign currency exchange rates. These losses were partially offset by a before-tax benefit of $25 received from the WorldCom security settlement.

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
Separate Account Products
Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. The Company’s separate accounts reflect accounts wherein the policyholder assumes substantially all the risk and reward. Investment objectives for separate accounts, which consist of the participants’ account balances, vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. Separate account products include variable annuities, variable universal life insurance contracts, 401(K) and variable corporate owned life insurance. Therefore, these assets are included with the Company’s general account assets. As of December 31, 2007 and 2006, the Company’s separate accounts totaled $199.9 billion and $180.5 billion, respectively.
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

	December 31, 2007			December 31, 2006
			Maximum			Maximum
	Carrying		Exposure to	Carrying		Exposure to
	Value [1]	Liability [2]	Loss [3]	Value [1]	Liability[2]	Loss[3]

Collateralized loan obligations (“CLOs”) and other funds [4]	$359	$199	$171	$296	$167	$136
Limited partnerships	309	121	150	103	15	75
Other investments [5]	65	—	81	—	—	—

Total [6]	$733	$320	$402	$399	$182	$211

[1]	The carrying value of CLOs and other funds and Other investments is equal to fair value. Limited partnerships are accounted for under the equity method.

[2]	Creditors have no recourse against the Company in the event of default by the VIE.

[3]	The maximum exposure to loss does not include changes in fair value or the Company’s proportionate shares of earnings associated with limited partnerships accounted for under the equity method. The Company’s maximum exposure to loss as of December 31, 2007 and 2006 based on the carrying value was $413 and $217, respectively. The Company’s maximum exposure to loss as of December 31, 2007 and 2006 based on the Company’s initial co-investment or amortized cost basis was $402 and $211, respectively.

[4]	The Company provides collateral management services and earns a fee associated with these structures.

[5]	Other investments include investment structures that are backed by preferred securities.

[6]	As of December 31, 2007 and 2006, the Company had relationships with six and four VIEs, respectively, where the Company was the primary beneficiary.
In addition to the VIEs described above, as of December 31, 2007, the Company held variable interests in four VIEs where the Company is not the primary beneficiary and as a result, these are not consolidated by the Company. As of December 31, 2007, these VIEs included two collateralized bond obligations and two CLOs which are managed by HIMCO. These investments have been held by the Company for a period of one year. The maximum exposure to loss consisting of the Company’s investments based on the amortized cost of the non-consolidated VIEs was approximately $100 as of December 31, 2007. For the year ended December 31, 2007 the Company recognized $1 of the maximum exposure to loss representing an other-than-temporary impairment recorded as a realized capital loss.

HIMCO is the collateral manager for four market value CLOs (included in the VIE discussion above) that invest in senior secured bank loans through total return swaps. For two of the CLOs, the Company has determined it is the primary beneficiary and accordingly consolidates the transactions. The maximum exposure to loss for these two consolidated CLOs, which is included in the “Collateral loan obligations and other funds” line in the table above, is $74 of which the Company has recognized a realized capital loss of $19. The Company is not the primary beneficiary for the remaining two CLOs, but maintains a significant involvement in the transactions. The maximum exposure to loss for these remaining two CLOs, included in the $100 in the preceding paragraph, is $14. The CLOs have triggers that allow the total return swap counterparty to terminate the transactions if the fair value of the aggregate referenced bank loan portfolio declines below a stated level. Due to the bank loan valuation declines in the first quarter of 2008, the CLO termination triggers were breached. The Company expects these transactions will be terminated in the first quarter of 2008 with a realized capital loss, which the Company estimates could be between $45-$70, before-tax.
Other-Than-Temporary Impairments
The Company has a security monitoring process overseen by a committee of investment and accounting professionals that, on a quarterly basis, identifies securities that could potentially be other-than-temporarily impaired. When a security is deemed to be other-than-temporarily impaired, its cost or amortized cost is written down to current market value and a realized loss is recorded in the Company’s consolidated statements of operations. For fixed maturities, the Company accretes the new cost basis to par or to the estimated future value over the expected remaining life of the security by adjusting the security’s yield. For further discussion regarding the Company’s other-than-temporary impairment policy, see “Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities” included in the Critical Accounting Estimates section of the MD&A and Note 1 of Notes to Consolidated Financial Statements.
The Company categorizes impairments as credit related and other. The Company characterizes an impairment as credit related if it has current concerns regarding the issuers ability to pay future interest and principal amounts based upon the securities contractual terms or the depression in the security value is primarily related to significant issuer specific or sector credit spread widening. Company management uses average credit related impairment amounts, net of recoveries, within product pricing assumptions. The other-than-temporary impairments recorded in Other are primarily related to securities that had declined in value primarily due to changes in interest rate or general or modest spread widening and for which the Company was uncertain of its intent to retain the investment for a period of time sufficient to allow recovery to cost or amortized cost.
The following table identifies the Company’s other-than-temporary impairments by type.

	2007	2006	2005

ABS
Sub-prime residential mortgages	$188	$7	$1
Other	18	1	1
CMBS/CMOs	6	1	1
Corporate	104	59	24
Foreign government/Government agency	5	—	—
Equity	18	3	—

Total other-than-temporary impairments	$339	$71	$27

Credit related	$231	$10	$23
Other	108	61	4

Total other-than-temporary impairments	$339	$71	$27

The following discussion provides an analysis of significant other-than-temporary impairments recognized during 2007, 2006 and 2005, the related circumstances giving rise to the other-than-temporary impairments and the potential impact such circumstances may have on other material investments held.
2007
For the year ended December 31, 2007, the other-than-temporary impairments reported as Credit related primarily consisted of ABS securities backed by sub-prime residential mortgage loans rated A and below in the 2006 and 2007 vintage years. Other credit related impairments were primarily in the financial services and home builders sectors. For the majority of the credit related impairments recognized during the year, the Company expects to recover principal and interest substantially greater than what the market price indicates. These impairments were included in credit related because of the extensive credit spread widening and were recognized due to the Company’s uncertainty of its intent to retain the investments for a period of time sufficient to allow recovery to amortized cost.
The other-than-temporary impairments reported in Other were recorded on securities that had declined in value for which the Company was uncertain of its intent to retain the investments for a period of time sufficient to for allow recovery to amortized cost. Prior to the other-than-temporary impairments, these securities had an average market value as a percentage of amortized cost of 82%.

Future other-than-temporary impairments will depend primarily on economic fundamentals, political stability, issuer and/or collateral performance and future movements in interest rates and credit spreads. If the economic fundamentals continue to soften, other-than-temporary impairments for 2008 could be similar to or exceed 2007 levels. For further discussions on fundamentals related to sub-prime residential mortgage-backed securities, consumer receivable backed investments, commercial mortgage-backed securities, and corporate securities in the financial services sector, see the Investment Credit Risk section.
For further discussion of risk factors associated with portfolio sectors with significant unrealized loss positions, see the risk factor commentary under the Consolidated Total Available-for-Sale Securities with Unrealized Loss Greater than Six Months by Type table in the Investment Credit Risk section that follows.
2006
For the year ended December 31, 2006, other-than-temporary impairments were primarily recorded on corporate fixed maturities, ABS and equity securities. There were no significant other-than-temporary impairments (i.e., $15 or greater) recorded on any single security or issuer.
The other-than-temporary impairments reported as Credit related were primarily ABS related to investments backed by aircraft lease receivables. Impairments resulted from higher than expected maintenance expenses.
2005
For the year ended December 31, 2005, other-than-temporary impairments recorded on corporate securities. Approximately $13 recorded on corporate securities related to three Canadian paper companies. These companies’ operations suffered from high energy prices and falling demand, in part due to the appreciation of the Canadian dollar in comparison to the U.S. dollar. Also included in the corporate securities was $6 recorded on securities related to two major automotive manufacturers. The market values of these securities had fallen due to a downward adjustment in earnings and cash flow guidance primarily due to sluggish sales, rising employee and retiree benefit costs and an increased debt service burden. Other-than-temporary impairments recorded on equity securities had sustained a decline in market value for an extended period of time as a result of issuer credit spread widening. During 2005 there were no significant other-than-temporary impairments (i.e., $15 or greater) recorded on any single security or issuer.
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
Derivative Instruments
The Company’s derivative counterparty exposure policy establishes market-based credit limits, favors long-term financial stability and creditworthiness and typically requires credit enhancement/credit risk reducing agreements. Credit risk is measured as the amount owed to the Company based on current market conditions and potential payment obligations between the Company and its counterparties. Credit exposures are generally quantified daily, netted by counterparty for each legal entity of the Company, and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of derivatives exceeds the exposure policy thresholds which do not exceed $10. The Company also minimizes the credit risk in derivative instruments by entering into transactions with high quality counterparties rated A2/A or better, which are monitored by the Company’s internal compliance unit and reviewed frequently by senior management. In addition, the compliance unit monitors counterparty credit exposure on a monthly basis to ensure compliance with Company policies and statutory limitations. The Company also maintains a policy of requiring that derivative contracts, other than exchange traded contracts, currency forward contracts, and certain embedded derivatives, be governed by an International Swaps and Derivatives Association Master Agreement which is structured by legal entity and by counterparty and permits right of offset. To date, the Company has not incurred any losses on derivative instruments due to counterparty nonperformance.

In addition to counterparty credit risk, the Company enters into credit derivative instruments to manage credit exposure which includes assuming credit risk from and reducing credit risk to a single entity, referenced index, or asset pool. Credit derivatives used by the Company include credit default swaps, credit index swaps, and total return swaps.
The Company purchases credit protection through credit default swaps to economically hedge and manage credit risk of certain fixed maturity investments across multiple sectors of the investment portfolio. As of December 31, 2007, the notional and fair value of these credit default swaps was $3.5 billion and $56, respectively. The average credit quality of the economically hedged securities was BBB+.
The following table presents the notional, fair value, derivative credit risk, and underlying referenced asset average credit ratings for credit derivatives in which the Company is assuming credit risk as of December 31, 2007.

December 31, 2007
				Underlying Referenced Asset(s)
	Notional		Average Credit		Average
	Amount	Fair Value	Risk Exposure	Type	Credit Rating

Credit default swaps [1]
Investment grade risk exposure	$1,549	$(93)	AA	Corporate Credit	BBB+
Below investment grade risk exposure [2]	300	(142)	CCC+	Corporate Credit	BBB-
Credit index swaps	881	(21)	AAA	Lehman CMBS Index	AAA
Total return swaps	850	(41)	NR to A	Bank Loans	B

Total	$3,580	$(297)

[1]	Includes $1.3 billion, as of December 31, 2007, of a standard market index of diversified portfolios of corporate issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index.

[2]	The fair value includes cash payments received at inception of certain contracts of $100. The net loss for the year ended December 31, 2007, was $48 before tax.
Credit default swaps involve a transfer of credit risk of one or many referenced entities from one party to another in exchange for periodic payments. The party that purchases credit protection will make a payment based on an agreed upon rate and notional amount. The second party, who assumes credit exposure, will typically only make a payment if there is a credit event and such payment will be equal to the notional value of the swap contract less the value of the referenced security issuer’s debt obligation. A credit event is generally defined as default on contractually obligated interest or principal payments or bankruptcy of the referenced entity. These swaps replicate the credit spread component of fixed maturities and are an efficient means to manage credit exposure without directly investing in the cash market investments.
The credit default swaps in which the Company assumes credit risk reference investment grade single corporate issuers, baskets of up to five corporate issuers and diversified portfolios of corporate issuers. The diversified portfolios of corporate issuers are established within sector concentration limits and are typically divided into tranches which possess different credit ratings ranging from AAA through the CCC rated first loss position.
The credit index swaps assume the credit risk of a referenced AAA rated tranche of a commercial mortgage security index. The credit index swap contracts pay or receive amounts based upon changes in the referenced index and are typically six months in duration. In February 2008, the credit index swaps were closed and resulted in an additional ($61), before-tax, net realized capital loss which will be recorded in the first quarter 2008.
The Company’s total return swaps assume the credit risk of a referenced portfolio of bank loans. Total return swaps involve the periodic exchange of payments with other parties, at specified intervals, calculated using the agreed upon index and notional principal amounts. The party assuming the credit risk receives periodic coupon payments plus changes in value of a referenced asset, portfolio or index while paying the other counterparty a fixed or floating cash flow unrelated to the referenced credit(s) or index. Typically, the net payments exchanged associated with total return swaps have similar economic characteristics to fixed maturities.

Fixed Maturities
The following table identifies fixed maturity securities by type on a consolidated basis as of December 31, 2007 and 2006.

Fixed Maturities by Type
	December 31, 2007					December 31, 2006
					Percent					Percent
	Amortized	Unrealized	Unrealized	Fair	of Total	Amortized	Unrealized	Unrealized	Fair	of Total
	Cost	Gains	Losses	Value	Fair Value	Cost	Gains	Losses	Value	Fair Value

ABS
Auto	$536	$1	$(12)	$525	1.2%	$507	$1	$(3)	$505	1.1%
Collateralized debt obligations (“CDOs”) [1]	1,877	—	(82)	1,795	3.9%	818	2	—	820	1.9%
Credit cards	826	2	(18)	810	1.8%	994	5	(2)	997	2.2%
Residential mortgage backed (“RMBS)” [2]	2,558	6	(294)	2,270	5.0%	2,320	10	(6)	2,324	5.2%
Student loans	719	—	(37)	682	1.5%	736	5	—	741	1.7%
Other	1,086	15	(76)	1,025	2.2%	795	15	(30)	780	1.8%
CMBS
Bonds	8,600	81	(239)	8,442	18.5%	8,366	94	(51)	8,409	18.8%
CDOs	1,872	—	(319)	1,553	3.4%	1,301	1	(8)	1,294	2.9%
IOs	1,043	78	(14)	1,107	2.4%	1,139	51	(12)	1,178	2.6%
CMOs
Agency backed	793	18	(3)	808	1.8%	778	8	(5)	781	1.8%
Non-agency backed [3]	411	4	(2)	413	0.9%	76	—	—	76	0.2%
Corporate
Basic industry	1,552	45	(19)	1,578	3.5%	1,794	60	(17)	1,837	4.1%
Capital goods	1,460	72	(14)	1,518	3.3%	1,648	90	(10)	1,728	3.9%
Consumer cyclical	1,886	72	(34)	1,924	4.2%	2,031	73	(19)	2,085	4.7%
Consumer non-cyclical	2,023	72	(19)	2,076	4.6%	2,111	64	(24)	2,151	4.8%
Energy	1,117	53	(8)	1,162	2.5%	1,164	56	(9)	1,211	2.7%
Financial services	7,467	188	(349)	7,306	16.0%	6,380	242	(45)	6,577	14.7%
Technology and communications	2,455	141	(22)	2,574	5.6%	2,584	140	(24)	2,700	6.0%
Transportation	312	10	(7)	315	0.7%	546	14	(6)	554	1.2%
Utilities	2,797	138	(70)	2,865	6.3%	2,663	151	(40)	2,774	6.2%
Other	859	16	(29)	846	1.9%	1,061	21	(12)	1,070	2.4%
Government/Government agencies
Foreign	465	35	(2)	498	1.1%	568	44	(4)	608	1.4%
United States	516	14	(1)	529	1.2%	542	2	(5)	539	1.2%
MBS	1,750	15	(15)	1,750	3.8%	1,808	6	(31)	1,783	4.0%
Municipal	1,226	32	(20)	1,238	2.7%	1,114	23	(15)	1,122	2.5%
Redeemable preferred stock	2	2	(2)	2	—	2	—	—	2	—

Total fixed maturities	$46,208	$1,110	$(1,707)	$45,611	100.0%	$43,846	$1,178	$(378)	$44,646	100.0%

[1]	Includes securities with an amortized cost and fair value of $16 and $15 as of December 31, 2007 and $48 as of December 31, 2006 that contain a below-prime loan residential mortgage component. Typically these CDOs are also backed by assets other than below-prime loans.

[2]	Includes securities with an amortized cost and fair value of $30 and $28, respectively, as of December 31, 2007 and $8 as of December 31, 2006, which were backed by pools of loans issued to prime borrowers. Includes securities with an amortized cost and fair value of $91 and $82, respectively, as of December 31, 2007, and $26 and $25, respectively, as of December 31, 2006, which were backed by pools of loans issued to Alt-A borrowers.

[3]	Includes securities with an amortized cost and fair value of $212 as of December 31, 2007 and $72 and $73, respectively, as of December 31, 2006, which were backed by pools of loans issued to Alt-A borrowers.
The Company’s fixed maturity net unrealized position decreased $1.4 billion from a net unrealized gain position as of December 31, 2006 to a net unrealized loss position as of December 31, 2007. The decrease was primarily due to credit spread widening, partially offset by a decrease in interest rates and other-than-temporary impairments taken during the year. Credit spreads widened primarily due to the deterioration of the sub-prime mortgage market and liquidity disruptions, impacting the overall credit market.
As of December 31, 2007, investment sector allocations as a percentage of total fixed maturities have not significantly changed since December 31, 2006 except investments in ABS CDOs, financial services in corporate sector and municipal securities. The increase in ABS CDOs was primarily related to the investment of the cash collateral received from securities lending programs into AAA rated CLOs that have underlying bank loan collateral. The increases in the financial services and municipal securities were due to the sectors attractive risk/return profiles. The majority of the increase in the financial services sector occurred during the first nine months of the year.

Deterioration in the U.S. housing market, tightened lending conditions and the market’s flight to quality securities as well as the increased likelihood of a U.S. recession has caused credit spreads to widened considerably. The sectors most significantly impacted include residential and commercial mortgage backed investments, and other structured products, including consumer loan backed investments and lenders and monoline insurers. The follows sections illustrate the Company’s holdings and provides commentary of the sectors identified above.
The remaining structured investment products other than ABS sub-prime and consumer loans and CMBS primarily relate to ABS CDOs supported by senior secured bank loans. As of December 31, 2007, these CLOs represent 98% of ABS CDO holdings with approximately 88% rated AAA.
Sub-prime Residential Mortgage Loans
The Company has exposure to sub-prime and Alt-A residential mortgage backed securities included in the Consolidated Fixed Maturities by Type table above. Sub-prime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles. Alt-A mortgage lending is the origination of residential mortgage loans to customers who have credit ratings above sub-prime but do not conform to government-sponsored enterprise standards. Both of these categories are considered to be below-prime. The Company is not an originator of below-prime mortgages. The slowing U.S. housing market, greater use of affordability mortgage products, and relaxed underwriting standards for some originators of below-prime loans has recently led to higher delinquency and loss rates, especially within the 2007 and 2006 vintage years. These factors have caused a pull-back in market liquidity and repricing of risk, which has led to an increase in unrealized losses from December 31, 2006 to December 31, 2007. The Company expects delinquency and loss rates in the sub-prime mortgage sector to continue to increase in the near term. The Company has performed cash flow analysis on its sub-prime holdings stressing multiple variables, including prepayment speeds, default rates, and loss severity. Based on this analysis and the Company’s expectation of future loan performance, other than certain credit related impairments recorded in the current year, future payments are expected to be received in accordance with the contractual terms of the securities. For a discussion on credit related impairments, see Other-Than-Temporary Impairments section included in the Investment Results section of the MD&A.
The following table presents the holdings of Hartford Life Insurance Company and its wholly-owned subsidiaries’ exposure to ABS supported by sub-prime mortgage loans by credit quality, including direct investment in CDOs that contain a sub-prime loan component, included in the RMBS and CDO line in the table above.
Sub-Prime Residential Mortgage Loans [1] [2] [3] [4] [5]

December 31, 2007
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$50	$49	$180	$168	$79	$66	$6	$5	$7	$6	$322	$294
2004	129	127	304	276	—	—	—	—	—	—	433	403
2005	83	77	762	683	8	5	10	3	29	19	892	787
2006	336	304	48	39	1	1	2	1	3	1	390	346
2007	262	227	66	37	52	44	17	17	19	20	416	345

Total	$860	$784	$1,360	$1,203	$140	$116	$35	$26	$58	$46	$2,453	$2,175

Credit protection [6]	32.3%		47.9%		22.7%		23.1%		19.2%		40.7%

December 31, 2006
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$88	$90	$255	$256	$150	$151	$9	$9	$1	$1	$503	$507
2004	266	266	347	349	—	—	8	8	—	—	621	623
2005	128	128	774	776	—	—	—	—	35	32	937	936
2006	239	239	29	29	1	1	3	3	1	1	273	273

Total	$721	$723	$1,405	$1,410	$151	$152	$20	$20	$37	$34	$2,334	$2,339

[1]	The vintage year represents the year the underlying loans in the pool were originated.

[2]	Securities backed by Alt-A residential mortgages, including CMOs, have an amortized cost and fair value of $303 and $294, respectively, as of December 31, 2007 and $98 as of December 31, 2006. These amounts are not included in the table.

[3]	The Company’s exposure to second lien residential mortgages is composed primarily of loans to prime and Alt-A borrowers, of which approximately half were wrapped by monoline insurers. These securities are included in the table above and have an amortized cost and fair value of $206 and $170, respectively, as of December 31, 2007 and $118 as of December 31, 2006.

[4]	As of December 31, 2007, the weighted average life of the sub-prime residential mortgage portfolio was 4.6 years.

[5]	Approximately 90% of the portfolio is backed by adjustable rate mortgages.

[6]	Represents the current weighted average percentage of the capital structure subordinated to the Company’s investment holding that is available to absorb losses before the security suffers the first dollar loss of principal.
The following table presents the holdings of Hartford Life Insurance Company’s, exclusive of its wholly-owned subsidiaries, exposure to ABS supported by sub-prime mortgage loans by credit quality, including direct investment in CDOs that contain a sub-prime loan component.
Sub-Prime Residential Mortgage Loans [1] [2] [3] [4] [5]

December 31, 2007
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$23	$23	$95	$87	$49	$41	$4	$3	$3	$3	$174	$157
2004	112	111	199	181	—	—	—	—	—	—	311	292
2005	63	58	624	559	8	5	10	4	27	16	732	642
2006	241	217	29	24	—	—	1	1	—	—	271	242
2007	165	143	55	30	37	36	8	8	11	13	276	230

Total	$604	$552	$1,002	$881	$94	$82	$23	$16	$41	$32	$1,764	$1,563

Credit protection [6]	32.7%		48.4%		24.1%		27.9%		23.3%		41.4%

December 31, 2006
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$48	$49	$120	$121	$83	$83	$3	$3	$1	$1	$255	$257
2004	192	191	237	238	—	—	7	7	—	—	436	436
2005	97	98	633	635	—	—	—	—	26	24	756	757
2006	168	168	14	14	—	—	3	3	—	—	185	185

Total	$505	$506	$1,004	$1,008	$83	$83	$13	$13	$27	$25	$1,632	$1,635

[1]	The vintage year represents the year the underlying loans in the pool were originated.

[2]	Securities backed by Alt-A residential mortgages, including CMOs, have an amortized cost and fair value of $176 and $168, respectively, as of December 31, 2007 and $68 as of December 31, 2006. These amounts are not included in the table.

[3]	The Company’s exposure to second lien residential mortgages is composed primarily of loans to prime and Alt-A borrowers, of which approximately half were wrapped by monoline insurers. These securities are included in the table above and have an amortized cost and fair value of $145 and $118, respectively, as of December 31, 2007 and $97 and $98, respectively, as of December 31, 2006.

[4]	As of December 31, 2007, the weighted average life of the sub-prime residential mortgage portfolio was 4.6 years.

[5]	Approximately 90% of the portfolio is backed by adjustable rate mortgages.

[6]	Represents the current weighted average percentage of the capital structure subordinated to the Company’s investment holding that is available to absorb losses before the security suffers the first dollar loss of principal.

Commercial Mortgage Loans
Commercial real estate market cash flow fundamentals have been solid with mortgage delinquencies near all time lows. Recently, however, commercial real estate rents and property values have begun to soften. The following tables present the Company’s exposure to CMBS bonds and commercial real estate CDOs by credit quality and vintage year.
CMBS — Bonds [1]

December 31, 2007
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$1,953	$1,983	$296	$303	$133	$133	$7	$7	$26	$29	$2,415	$2,455
2004	368	370	56	55	71	68	21	19	—	—	516	512
2005	623	615	247	236	272	265	67	65	22	19	1,231	1,200
2006	1,940	1,890	263	254	569	559	392	352	18	17	3,182	3,072
2007	673	662	263	249	142	131	175	158	3	3	1,256	1,203

Total	$5,557	$5,520	$1,125	$1,097	$1,187	$1,156	$662	$601	$69	$68	$8,600	$8,442

Credit protection	23.8%		16.4%		13.6%		6.8%		3.7%		19.2%

December 31, 2006
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$2,439	$2,469	$394	$401	$262	$262	$54	$55	$30	$39	$3,179	$3,226
2004	372	368	56	55	85	84	25	24	—	—	538	531
2005	674	668	428	425	441	439	215	214	—	—	1,758	1,746
2006	1,435	1,443	326	327	709	714	397	398	24	24	2,891	2,906

Total	$4,920	$4,948	$1,204	$1,208	$1,497	$1,499	$691	$691	$54	$63	$8,366	$8,409

[1]	The vintage year represents the year the pool of loans was originated.
CMBS — CRE CDOs [1] [2]

December 31, 2007
	AAA		AA		A		BBB		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$270	$228	$70	$58	$31	$22	$7	$7	$378	$315
2004	86	69	16	13	11	8	4	3	117	93
2005	79	65	34	26	10	7	2	1	125	99
2006	436	386	142	113	187	145	50	38	815	682
2007	206	177	129	107	79	63	23	17	437	364

Total	$1,077	$925	$391	$317	$318	$245	$86	$66	$1,872	$1,553

Credit protection	31.5%		27.1%		16.7%		10.4%		27.5%

December 31, 2006
	AAA		AA		A		BBB		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$230	$227	$75	$75	$28	$28	$5	$5	$338	$335
2004	61	61	20	20	8	8	1	1	90	90
2005	90	90	21	21	6	6	1	1	118	118
2006	442	440	107	105	150	150	56	56	755	751

Total	$823	$818	$223	$221	$192	$192	$63	$63	$1,301	$1,294

[1]	The vintage year represents the year the underlying loans in the pool were originated.

[2]	Approximately 50% of the underlying CMBS CRE CDO collateral are seasoned, below investment grade securities. However, the Company primarily invests in the AAA tranche of the CDO capital structure.

In addition to commercial mortgage-backed securities, the company has whole loan commercial real estate investments. The carrying value of mortgage loans on real estate was $4.2 billion and $2.6 billion as of December 31, 2007 and 2006, respectively. The Company’s mortgage loans are collateralized by a variety of commercial and agricultural properties. The mortgage loans are geographically dispersed throughout the United States and by property type. At December 31, 2007 and 2006, the Company held no impaired, restructured, delinquent or in-process-of-foreclosure mortgage loans and accordingly had no valuation allowance for mortgage loans at December 31, 2007 and 2006.
The following table presents commercial mortgage loans by region and property type.

Commercial Mortgage Loans on Real Estate by Region
	December 31, 2007		December 31, 2006
	Carrying Value	Percent of Total	Carrying Value	Percent of Total

East North Central	$101	2.4%	$94	3.6%
East South Central	—	—	—	—
Middle Atlantic	503	12.1%	470	17.9%
Mountain	101	2.4%	24	0.9%
New England	348	8.4%	166	6.3%
Pacific	959	23.0%	523	19.9%
South Atlantic	749	18.0%	551	20.9%
West North Central	25	0.6%	6	0.2%
West South Central	179	4.3%	100	3.8%
Other [1]	1,201	28.8%	697	26.5%

Total	$4,166	100.0%	$2,631	100.0%

[1]	Includes multi-regional properties.

Commercial Mortgage Loans on Real Estate by Property Type
	December 31, 2007		December 31, 2006
	Carrying Value	Percent of Total	Carrying Value	Percent of Total

Industrial	$424	10.2%	$298	11.3%
Lodging	424	10.2%	413	15.7%
Agricultural	236	5.7%	58	2.2%
Multifamily	708	17.0%	250	9.5%
Office	1,550	37.2%	1,130	43.0%
Retail	702	16.8%	352	13.4%
Other	122	2.9%	130	4.9%

Total	$4,166	100.0%	$2,631	100.0%

Consumer Loans
There are a growing number of concerns with consumer loans, including rising delinquency and default rates spurred on by the softening economy and higher unemployment rates. The Company expects delinquencies and losses on consumer loans to modestly rise in 2008, primarily associated with sub-prime borrowers. However, the Company does not expect its ABS consumer loan holdings to face credit concerns, as the quality and credit enhancement of the securities is sufficient to absorb a significantly higher level of defaults than are currently anticipated. The following table presents the Company’s exposure to ABS consumer loans by credit quality.

ABS Consumer Loans

December 31, 2007
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

Credit card [1]	$156	$157	$19	$19	$130	$130	$521	$504	$—	$—	$826	$810
Auto [2]	204	201	7	7	151	148	154	150	20	19	536	525
Student loan [3]	290	274	308	293	121	115	—	—	—	—	719	682

Total	$650	$632	$334	$319	$402	$393	$675	$654	$20	$19	$2,081	$2,017

December 31, 2006
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

Credit card [1]	$184	$183	$30	$30	$198	$200	$582	$584	$—	$—	$994	$997
Auto [2]	163	163	57	56	90	90	187	186	10	10	507	505
Student loan [3]	341	342	237	240	151	152	7	7	—	—	736	741

Total	$688	$688	$324	$326	$439	$442	$776	$777	$10	$10	$2,237	$2,243

[1]	Approximately 15% of the exposure was issued by lenders that lend primarily to sub-prime borrowers.

[2]	The AAA rated securities include monoline insured securities with an amortized cost and fair value of $42 at December 31, 2007 and $29 at December 31, 2006. Additionally, approximately 7% of the auto consumer loan-backed securities was issued by lenders whose primary business is to sub-prime borrowers.

[3]	The AAA rated securities include monoline insured securities with an amortized cost and fair value of $102 and $93, respectively, at December 31, 2007 and $102 at December 31, 2006. Additionally, approximately half of the student loan-backed exposure is guaranteed by the Federal Family Education Loan Program, with the remainder comprised of loans to prime-borrowers.
Monoline Insured Securities
Monoline insurers guarantee the timely payment of principal and interest of certain securities. Municipalities will often purchase monoline insurance to “wrap” a security issuance in order to benefit from better market execution. As of December 31, 2007, the fair value of the Company’s total monoline insured securities was $1.7 billion, with the fair value of the insured municipal securities totaling $1.1 billion. At December 31, 2007, the overall credit quality of the municipal bond portfolio, including the benefits of monoline insurance, was AA+ and excluding the monoline insurance, the overall credit quality dropped to AA-. In addition to the insured municipal securities, as of December 31, 2007 the Company has other insured securities with an amortized cost and fair value of $637 and $583, respectively. These securities include the below prime mortgage-backed securities and other consumer loan receivables discussed above and corporate securities. The Company also has direct investments in monoline insurers with a fair value of approximately $80 as of December 31, 2007.
Mortgage Lenders
Mortgage lenders are typically corporate securities within the financial services sector. Mortgage lenders and other financial service companies were forced to recapitalize to solidify balance sheets and financial position resulting from the significant sub-prime mortgage write-downs. The Company has favored broad based diversified financial institutions and has limited its holdings in entities that primarily write residential mortgage loans. As of December 31, 2007, the Company has approximately $225 and $207 of amortized cost and fair value, respectively, of securities for which the issuers primary business was residential mortgage lending.
For further discussion of risk factors associated with sectors with significant unrealized loss positions, see the sector risk factor commentary under the Consolidated Total Available-for-Sale Securities with Unrealized Loss Greater than Six Months by Type table in this section of the MD&A.

The following table identifies fixed maturities by credit quality on a consolidated basis as of December 31, 2007 and 2006. The ratings referenced below are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company’s internal analysis of such securities.

Fixed Maturities by Credit Quality
	2007			2006
			Percent of Total			Percent of Total
	Amortized Cost	Fair Value	Fair Value	Amortized Cost	Fair Value	Fair Value

AAA	$14,217	$13,879	30.5%	$10,851	$10,923	24.5%
AA	6,015	5,700	12.5%	5,334	5,402	12.1%
A	10,887	10,999	24.1%	11,206	11,657	26.1%
BBB	9,980	9,937	21.8%	11,104	11,308	25.3%
United States Government/Government agencies	3,262	3,295	7.2%	3,532	3,513	7.9%
BB & below	1,847	1,801	3.9%	1,819	1,843	4.1%

Total fixed maturities	$46,208	$45,611	100.0%	$43,846	$44,646	100.0%

The following table presents the Company’s unrealized loss aging for total fixed maturity and equity securities classified as available-for-sale, as of December 31, 2007 and 2006, by length of time the security was in an unrealized loss position.

Unrealized Loss Aging of Total Available-for-Sale Securities
	2007			2006
		Fair			Fair
	Amortized Cost	Value	Unrealized Loss	Amortized Cost	Value	Unrealized Loss

Three months or less	$6,580	$6,321	$(259)	$7,193	$7,132	$(61)
Greater than three months to six months	8,023	7,411	(612)	959	948	(11)
Greater than six months to nine months	5,238	4,795	(443)	775	757	(18)
Greater than nine months to twelve months	1,917	1,763	(154)	1,104	1,087	(17)
Greater than twelve months	5,971	5,681	(290)	8,537	8,260	(277)

Total	$27,729	$25,971	$(1,758)	$18,568	$18,184	$(384)

The increase in the unrealized loss amount since December 31, 2006, is primarily the result of credit spread widening, offset in part by a decrease in interest rates and other-than-temporary impairments. As of December 31, 2007, and December 31, 2006, fixed maturities represented $1,707, or 97%, and $378, or 98%, respectively, of the Company’s total unrealized loss associated with securities classified as available-for-sale. The Company held no securities of a single issuer that were at an unrealized loss position in excess of 2% and 3% of the total unrealized loss amount as of December 31, 2007 and 2006, respectively.

The total securities classified as available-for-sale in an unrealized loss position for longer than six months by type as of December 31, 2007 and 2006 are presented in the following table.

Total Available-for-Sale Securities with Unrealized Loss Greater Than Six Months by Type
	2007				2006
				Percent of Total				Percent of Total
	Amortized Cost	Fair Value	Unrealized Loss	Unrealized Loss	Amortized Cost	Fair Value	Unrealized Loss	Unrealized Loss

ABS
Aircraft lease receivables	$91	$75	$(16)	1.8%	$99	$73	$(26)	8.3%
CDOs	351	335	(16)	1.8%	130	126	(4)	1.3%
RMBS	600	522	(78)	8.8%	148	143	(5)	1.6%
Other ABS	642	599	(43)	4.8%	458	449	(9)	2.9%
CMBS	4,342	3,991	(351)	39.6%	2,399	2,345	(54)	17.3%
Corporate
Basic industry	310	300	(10)	1.1%	476	463	(13)	4.2%
Consumer cyclical	369	354	(15)	1.7%	372	357	(15)	4.8%
Consumer non-cyclical	450	437	(13)	1.5%	572	553	(19)	6.1%
Financial services	2,209	2,020	(189)	21.3%	1,581	1,547	(34)	10.9%
Technology and communications	335	323	(12)	1.4%	500	481	(19)	6.1%
Transportation	94	91	(3)	0.3%	151	146	(5)	1.6%
Utilities	994	940	(54)	6.1%	748	717	(31)	9.9%
Other	770	739	(31)	3.5%	791	765	(26)	8.3%
MBS	778	763	(15)	1.7%	1,163	1,134	(29)	9.3%
Municipals	331	315	(16)	1.8%	205	195	(10)	3.2%
Other securities	460	435	(25)	2.8%	623	610	(13)	4.2%

Total	$13,126	$12,239	$(887)	100.0%	$10,416	$10,104	$(312)	100.0%

The increase in total unrealized losses greater than six months since December 31, 2006 primarily resulted from credit spread widening, offset in part by the decreases in interest rates and other-than-temporary impairments. The sectors with the most significant concentration of unrealized losses were CMBS and corporate fixed maturities most significantly within the financial services sector. The Company’s current view of risk factors relative to these fixed maturity types is as follows:
CMBS — As of December 31, 2007, the Company held approximately 540 different securities that had been in an unrealized loss position for greater than six months. Approximately 50 securities were priced at or less than 80% of amortized cost as of December 31, 2007, however the price depressions primarily occurred during the fourth quarter and pertained to securities rated AA and above. The recent price depression resulted from widening credit spreads primarily due to tightened lending conditions and the market’s flight to quality securities. See the “Commercial Mortgage Loans” commentary and tables above. Future changes in fair value of these securities are primarily dependent upon sector fundamentals, credit spread movements, and changes in interest rates.
Financial services — As of December 31, 2007, the Company held approximately 160 different securities in the financial services sector that were in an unrealized loss position for greater than six months. Substantially all of these securities are rated investment grade securities, most of which are priced at, or greater than, 90% of amortized cost as of December 31, 2007. The increase in unrealized losses was primarily due to the recent credit spread widening stemming from concerns over risks in the sub-prime mortgage and leveraged finance markets and the associated impact of issuer credit losses, earnings volatility, and access to liquidity for companies involved in those markets as well as the financial sector as a whole. Future changes in fair value of these securities are primarily dependent on the extent of future issuer credit losses, return of liquidity, and changes in general market conditions, including interest rates and credit spread movements.
RMBS — As of December 31, 2007, the Company held approximately 90 different securities that had been in an unrealized loss position for greater than six months, of which approximately 70% were rated AA and above. The remaining securities primarily consist of securities from vintage years 2005 and prior. Fundamentals impacting the RMBS market, as discussed in the “Sub-prime Residential Mortgage Loans” section above have caused a pull-back in market liquidity and repricing of risk. Future changes in fair value of these securities are primarily dependent upon sector fundamentals and credit spread movements.
As part of the Company’s ongoing security monitoring process by a committee of investment and accounting professionals, the Company has reviewed its investment portfolio and concluded that there were no additional other-than-temporary impairments as of December 31, 2007 and 2006. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, management’s intent and ability to hold these securities to recovery, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that the prices of the securities in the sectors identified above were temporarily depressed.

The evaluation for other-than-temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other-than-temporary. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates and credit spreads. In addition, for securitized financial assets with contractual cash flows (e.g., ABS and CMBS), projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral. As of December 31, 2007 and 2006, management’s expectation of the discounted future cash flows on these securities was in excess of the associated securities’ amortized cost. For a further discussion, see “Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities” included in the “Critical Accounting Estimates” section of the MD&A and “Other-Than-Temporary Impairments on Available-for-Sale Securities” section in Note 1 of Notes to Consolidated Financial Statements.
CAPITAL MARKETS RISK MANAGEMENT
The Company has a disciplined approach to managing risks associated with its capital markets and asset/liability management activities. Investment portfolio management is organized to focus investment management expertise on the specific classes of investments, while asset/liability management is the responsibility of a dedicated risk management unit supporting the Company. Derivative instruments are utilized in compliance with established Company policy and regulatory requirements and are monitored internally and reviewed by senior management. During 2007, the deterioration in the U.S. housing market, tightened lending conditions, the market’s flight to quality securities as well as increased likelihood of a U.S. recession contributed to substantial spread widening in credit derivatives and structured credit products.
Market Risk
The Company is exposed to market risk, primarily relating to the market price and/or cash flow variability associated with changes in interest rates, credit spreads including issuer defaults, equity prices or market indices, and foreign currency exchange rates. The Company is also exposed to credit and counterparty repayment risk.
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
To calculate duration, projections of asset and liability cash flows are discounted to a present value using interest rate assumptions. These cash flows are then revalued at alternative interest rate levels to determine the percentage change in fair value due to an incremental change in rates. Cash flows from corporate obligations are assumed to be consistent with the contractual payment streams on a yield to worst basis. The primary assumptions used in calculating cash flow projections include expected asset payment streams taking into account prepayment speeds, issuer call options and contract holder behavior. ABS, CMOs, and MBS are modeled based on estimates of the rate of future prepayments of principal over the remaining life of the securities. These estimates are developed using prepayment speeds provided in broker consensus data. Such estimates are derived from prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates.
The Company is also exposed to interest rate risk based upon the discount rate assumption associated with the Company’s pension and other postretirement benefit obligations. The discount rate assumption is based upon an interest rate yield curve comprised of bonds rated Aa or higher with maturities primarily between zero and thirty years.
As interest rates decline, certain securities such as MBS and CMO as well as other mortgage loans backed securities are more susceptible to paydowns and prepayments. During such periods, the Company generally will not be able to reinvest the proceeds at comparable yields, however in 2007, in general, increases in credit spreads off-set lower interest rates. Lower interest rates will also likely result in lower net investment income increased hedging cost associated with variable annuities and, if declines are sustained for a long period of time, it may subject the Company to reinvestment risks, higher pension costs expense and possibly reduced profit margins associated with guaranteed crediting rates on certain products. Conversely, the fair value of the investment portfolio will increase when interest rates decline and the Company’s interest expense will be lower on its variable rate debt obligations.

The Company believes that an increase in interest rates from the current levels is generally a favorable development for the Company. Rate increases are expected to provide additional net investment income, increase sales of fixed rate investment products, reduce the cost of the variable annuity hedging program, limit the potential risk of margin erosion due to minimum guaranteed crediting rates in certain products and, if sustained, could reduce the Company’s prospective pension expense. Conversely, a rise in interest rates will reduce the fair value of the investment portfolio, increase interest expense on the Company’s variable rate debt obligations and, if long-term interest rates rise dramatically within a six to twelve month time period, certain businesses may be exposed to disintermediation risk. Disintermediation risk refers to the risk that policyholders will surrender their contracts in a rising interest rate environment requiring the Company to liquidate assets in an unrealized loss position. In conjunction with the interest rate risk measurement and management techniques, certain of the Company’s fixed income product offerings have market value adjustment provisions at contract surrender.
Since the Company matches, and actively manages its assets and liabilities, an interest environment with an inverted yield curve (i.e. short-term interest rates are higher than intermediate-term or long-term interest rates) does not significantly impact the Company’s profits or operations. As noted above, the absolute level of interest rates is more significant than the shape of the yield curve.
Credit Risk
The Company is exposed to credit risk within our investment portfolio and through derivative counterparties. Credit risk relates to the uncertainty of an obligor’s continued ability to make timely payments in accordance with the contractual terms of the instrument or contract. The Company manages credit risk through established investment credit policies which address quality of obligors and counterparties, credit concentration limits, diversification requirements and acceptable risk levels under expected and stressed scenarios. These policies are regularly reviewed and approved by senior management and by the Company’s Board of Directors.
Derivative counterparty credit risk is measured as the amount owed to the Company based upon current market conditions and potential payment obligations between the Company and its counterparties. Credit exposures are generally quantified daily, netted by counterparty for each legal entity of the Company and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of derivative instruments exceeds the exposure policy thresholds which do not exceed $10. The Company also minimizes the credit risk in derivative instruments by entering into transactions with high quality counterparties rated A2/A or better.
In addition to counterparty credit risk, the Company enters into credit derivative instruments, including credit default, index and total return swaps, in which the Company assumes credit exposure from or reduces credit exposure to a single entity, referenced index, or asset pool, in exchange for periodic payments. For further information on credit derivatives, see the “Investment Credit Risk” section.
The Company is also exposed to credit spread risk related to security market price and cash flows associated with changes in credit spreads. Credit spreads widening will reduce the fair value of the investment portfolio and will increase net investment income on new purchases. This will also result in losses associated with credit based non-qualifying derivatives where the Company assumes credit exposure. If issuer credit spreads increase significantly or for an extended period of time, it would likely result in higher other-than-temporary impairments. Credit spreads tightening will reduce net investment income associated with new purchases of fixed maturities and increase the fair value of the investment portfolio.
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
The Company is also subject to equity risk based upon the assets that support its pension plans. The asset allocation mix is reviewed on a periodic basis. In order to minimize risk, the pension plans maintain a listing of permissible and prohibited investments. In addition, the pension plans have certain concentration limits and investment quality requirements imposed on permissible investment options.
Foreign Currency Exchange Risk
The Company’s foreign currency exchange risk is related to non—U.S. dollar denominated investments, which primarily consist of fixed maturity investments and non-U.S. dollar denominated liability contracts, including those for assumed GMDB, GMAB, and GMIB benefits and a yen denominated individual fixed annuity product assumed from a related party. A significant portion of the Company’s foreign currency exposure is mitigated through the use of derivatives.

Derivative Instruments
The Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards, futures and options through one of four Company-approved objectives: to hedge risk arising from interest rate, equity market, credit spread including issuer default, price or currency exchange rate risk or volatility; to manage liquidity; to control transaction costs; or to enter into replication transactions.
Interest rate, volatility, dividend, credit default and index swaps involve the periodic exchange of cash flows with other parties, at specified intervals, calculated using agreed upon rates or other financial variables and notional principal amounts. Generally, no cash or principal payments are exchanged at the inception of the contract. Typically, at the time a swap is entered into, the cash flow streams exchanged by the counterparties are equal in value.
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
Derivative activities are monitored by an internal compliance unit and reviewed frequently by senior management. The notional amounts of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. Notional amounts pertaining to derivative instruments used in the management of market risk, excluding the credit derivatives as discussed in the “Investment Credit Risk” section, at December 31, 2007 and 2006, were $110.6 billion and $84.2 billion, respectively. The increase in the derivative notional amount during 2007 was primarily due to the derivatives associated with the GMWB product feature. For further information, see Note 3 of Notes to Consolidated Financial Statements. For further discussion on credit derivatives, see the “Investment Credit Risk” section.
Key Market Risk Exposures
The following discussions focus on the key market risk exposures within the Company’s portfolios.
The Company is responsible for maximizing economic value within acceptable risk parameters, including the management of the interest rate sensitivity of invested assets, while generating sufficient after-tax income to support policyholder and corporate obligations. The Company’s fixed maturity portfolios and certain investment contracts and insurance product liabilities have material market exposure to interest rate risk. In addition, operations are significantly influenced by changes in the equity markets. The Company’s profitability depends largely on the amount of assets under management, which is primarily driven by the level of sales, equity market appreciation and depreciation and the persistency of the in-force block of business. The Company’s foreign currency exposure is primarily related to non-U.S. dollar denominated fixed income securities, non-U.S. dollar denominated liability contracts, and certain foreign currency based individual fixed annuity contracts, and its GMDB, GMAB, and GMIB benefits associated with its Japanese variable annuities all of which are assumed from a related party.
Interest Rate Risk
The Company’s exposure to interest rate risk relates to the market price and/or cash flow variability associated with changes in market interest rates. As stated above, changes in interest rates can potentially impact the Company’s profitability. In certain scenarios where interest rates are volatile, the Company could be exposed to disintermediation risk and a reduction in net interest rate spread or profit margins. The investments and liabilities primarily associated with interest rate risk are included in the following discussion. Certain product liabilities, including those containing GMWB, GMDB as well as GMIB and GMAB assumed from a related party, expose the Company to interest rate risk but also have significant equity risk. These liabilities are discussed as part of the Equity Risk section below.

Fixed Maturity Investments
The Company’s investment portfolios primarily consist of investment grade fixed maturity securities, including corporate bonds, ABS, CMBS, tax-exempt municipal securities and CMOs. The fair value of fixed maturities was $45.6 billion and $44.6 billion at December 31, 2007 and 2006, respectively. The fair value of fixed maturities and other invested assets fluctuates depending on the interest rate environment and other general economic conditions. The weighted average duration of the fixed maturity portfolio was approximately 4.5 and 5.2 years as of December 31, 2007 and 2006, respectively.
Liabilities
The Company’s investment contracts and certain insurance product liabilities, other than non-guaranteed separate accounts, include asset accumulation vehicles such as fixed annuities, guaranteed investment contracts, other investment and universal life-type contracts and certain insurance products such as long-term disability.
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
The Company also manages the risk of certain insurance liabilities similarly to investment type products due to the relative predictability of the aggregate cash flow payment streams. Products in this category may contain significant actuarial (including mortality and morbidity) pricing and cash flow risks. Product examples include structured settlement contracts, on-benefit annuities (i.e., the annuitant is currently receiving benefits thereon) and short-term and long-term disability contracts. The cash outflows associated with these policy liabilities are not interest rate sensitive but do vary based on the timing and amount of benefit payments. The primary risks associated with these products are that the benefits will exceed expected actuarial pricing and/or that the actual timing of the cash flows will differ from those anticipated, resulting in an investment return lower than that assumed in pricing. Average contract duration can range from less than one year to typically up to fifteen years.
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
At December 31, 2007 and 2006, notional amounts pertaining to derivatives utilized to manage interest rate risk totaled $14.3 billion and $13.4 billion, respectively ($10.6 billion and $9.3 billion, respectively, related to investments and $3.7 billion and $4.1 billion, respectively, related to life liabilities). The fair value of these derivatives was $35 and $(30) as of December 31, 2007 and 2006, respectively.
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

	Change in Net Economic Value As of December 31,
	2007		2006
Basis point shift	- 100	+ 100	- 100	+ 100

Amount	$(145)	$59	$(29)	$—

The fixed liabilities included above represented approximately 69% and 66% of the Company’s general account liabilities as of December 31, 2007 and 2006, respectively. The assets supporting the fixed liabilities are monitored and managed within rigorous duration guidelines using scenario simulation techniques, and are evaluated on an annual basis, in compliance with regulatory requirements.
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

	Change in Fair Value As of December 31,
	2007		2006
Basis point shift	- 100	+ 100	- 100	+ 100

Amount	$354	$(342)	$398	$(390)

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
Equity Risk
The Company’s operations are significantly influenced by changes in the equity markets, primarily in the U.S., but increasingly in Japan and other global markets due to the reinsurance of GMIB, GMAB and GMDB. The Company’s profitability in its investment products businesses depends largely on the amount of assets under management, which is primarily driven by the level of deposits, equity market appreciation and depreciation and the persistency of the in-force block of business. Prolonged and precipitous declines in the equity markets can have a significant effect on the Company’s operations, as sales of variable products may decline and surrender activity may increase, as customer sentiment towards the equity market turns negative. Lower assets under management will have a negative effect on the Company’s financial results, primarily due to lower fee income related to the Retail, Retirement Plans and Institutional and, to a lesser extent, the Individual Life segment, where a heavy concentration of equity linked products are administered and sold.
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

The Company sells variable annuity contracts that offer one or more living benefits, the value of which, to the policyholder, generally increases with declines in equity markets. As is described in more detail below, the Company manages the equity market risks embedded in these guarantees through reinsurance, product design and hedging programs. The Company believes its ability to manage equity market risks by these means gives it a competitive advantage; and, in particular, its ability to create innovative product designs that allow the Company to meet identified customer needs while generating manageable amounts of equity market risk. The Company’s relative sales and variable annuity market share have generally increased during periods when it has recently introduced new products to the market. In contrast, the Company’s relative sales and market share have generally decreased when competitors introduce products that cause an issuer to assume larger amounts of equity and other market risk than the Company is confident it can prudently manage. The Company believes its long-term success in the variable annuity market will continue to be aided by successful innovation that allows the Company to offer attractive product features in tandem with prudent equity market risk management. In the absence of this innovation, the Company’s market share in one or more of its markets could decline. At times, the Company has experienced lower levels of U.S. variable annuity sales as competitors continue to introduce new equity guarantees of increasing risk and complexity. New product development is an ongoing process. Depending on the degree of consumer receptivity and competitor reaction to continuing changes in the Company’s product offerings, the Company’s future level of sales will continue to be subject to a high level of uncertainty.
The accounting for various benefit guarantees offered with variable annuity contracts can be significantly different. Those accounted for under SFAS 133 (such as GMWB’s or the reinsurance of GMIB’s and GMAB’s) are subject to significant fluctuation in value, which is reflected in net income, due to changes in interest rates, changes in the risk-free rate used for discounting equity markets and equity market volatility as use of those capital market rates are required in determining the liability’s fair value at each reporting date. Benefit guarantee liabilities accounted for under SOP 03-1 (such as GMDBs) may also change in value; however, the change in value is not immediately reflected in net income. Under SOP 03-1, the income statement reflects the current period increase in the liability due to the deferral of a percentage of current period revenues. The percentage is determined by dividing the present value of claims by the present value of revenues using best estimate assumptions over a range of market scenarios and discounted at a rate consistent with that used in the Company’s DAC models. Current period revenues are impacted by actual increases or decreases in account value. Claims recorded against the liability have no immediate impact on the income statement unless those claims exceed the liability. As a result of these significant accounting differences the liability for guarantees recorded under SOP 03-1 may be significantly different than if it was recorded under SFAS 133 and vice versa. In addition, the conditions in the capital markets in Japan vs. those in the U.S. are sufficiently different than if the Company’s GMWB product currently offered in the U.S. were offered in Japan, the capital market conditions in Japan would have a significant impact on the valuation of the GMWB, irrespective of the accounting model. Many benefit guarantees meet the definition of an embedded derivative or a free-standing derivative, under SFAS 133 (GMWB, reinsurance of GMIB and GMAB), and as such are recorded at fair value with changes in fair value recorded in net income. However, certain contract features that define how the contract holder can access the value and the substance of the guaranteed benefit change the accounting from SFAS 133 to SOP 03-1. For contracts where the contract holder can only obtain the value of the guaranteed benefit upon the occurrence of an insurable event such as death (GMDB) the accounting for the benefit is prescribed by SOP 03-1.
The Company sells variable annuity contracts that offer various guaranteed death benefits. The Company maintains a liability, under SOP 03-1, for the death benefit costs of $531, as of December 31, 2007. Declines in the equity market may increase the Company’s net exposure to death benefits under these contracts. The majority of the contracts with the guaranteed death benefit feature are sold by the Retail segment. For certain guaranteed death benefits, the Company pays the greater of (1) the account value at death; (2) the sum of all premium payments less prior withdrawals; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary. For certain guaranteed death benefits sold with variable annuity contracts beginning in June 2003, the Retail segment pays the greater of (1) the account value at death; or (2) the maximum anniversary value; not to exceed the account value plus the greater of (a) 25% of premium payments, or (b) 25% of the maximum anniversary value of the contract. The Company currently reinsures a significant portion of these death benefit guarantees associated with its in-force block of business. Under certain of these reinsurance agreements, the reinsurers exposure is subject to an annual cap.

The Company’s total gross exposure (i.e., before reinsurance) to these guaranteed death benefits as of December 31, 2007 is $5.1 billion. Due to the fact that 81% of this amount is reinsured, the Company’s net exposure is $976. This amount is often referred to as the retained net amount at risk. However, the Company will incur these guaranteed death benefit payments in the future only if the policyholder has an in-the-money guaranteed death benefit at their time of death.
Effective August 31, 2005, a subsidiary of the Company, Hartford Life and Annuity Insurance Company (“HLAI”), entered into a reinsurance agreement with Hartford Life, Insurance KK (“HLIKK”), a wholly owned Japanese subsidiary of Hartford Life, Inc. (“Hartford Life”). Through this agreement, HLIKK agreed to cede and HLAI agreed to reinsure 100% of the risks associated with the in-force and prospective GMIB riders issued by HLIKK on its variable annuity business. Effective July 31, 2006, the agreement was modified to include the GMDB on covered contracts that have an associated GMIB rider. The modified reinsurance agreement applies to all contracts, GMIB riders and GMDB riders in-force and issued as of July 31, 2006 and prospectively, except for policies and GMIB riders issued prior to April 1, 2005, which were recaptured. Additionally, a tiered reinsurance premium structure was implemented. On the date of recapture, HLAI forgave the reinsurance derivative asset of $110 and paid HLIKK $38. The net result of the recapture was recorded as a dividend of $93, after-tax. GMIB riders issued by HLIKK subsequent to April 1, 2005 continue to be reinsured by HLAI. While the form of the agreement between HLAI and HLIKK for GMIB business is reinsurance, in substance and for accounting purposes the agreement is a free standing derivative. As such, the reinsurance agreement for GMIB business is recorded at fair value on the Company’s balance sheet, with prospective changes in fair value recorded in net realized capital gains (losses) in net income.
Effective September 30, 2007, HLAI entered into another reinsurance agreement where HLIKK agreed to cede and HLAI agreed to reinsure 100% of the risks associated with the in-force and prospective GMAB, GMIB and GMDB riders issued by HLIKK on certain of its variable annuity business. The reinsurance of the GMAB and GMIB riders is accounted for as a free-standing derivative in accordance with SFAS 133. Accordingly, the reinsurance of the GMAB and GMIB is recorded at fair value on the Company’s balance sheet, with prospective changes in fair value recorded in net realized capital gains (losses) in net income.
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
The Company is continually exploring new ways and new markets to manage or layoff the capital markets and policyholder behavior risks associated with its living benefits. During 2007, the Company opportunistically entered into two customized swap contracts to hedge certain capital market risk components for the remaining term of certain blocks of non-reinsured GMWB riders. As of December 31, 2007, these swaps had a notional value of $12.8 billion and a market value of $50. Due to the significance of the non-observable inputs associated with pricing these derivatives, the initial difference between the transaction price and modeled value was deferred in accordance with EITF No. 02-3 “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” and included in other assets in the Consolidated Financial Statements. The deferred loss of $51 will be recognized in retained earnings upon adoption of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). In addition, the change in value of the swaps due to the initial adoption of SFAS 157, of $35 will also be recorded in retained earnings. Future changes in fair value would be recorded in net realized capital gains (losses) in net income.

The net effect of the change in value of the embedded derivatives, net of the results of the hedging program for the years ended December 31, 2007 and 2006, was a loss of $277 (primarily reflecting modeling refinements, assumption changes and reflecting newly reliable market inputs for volatility made by the Company in 2007) and $26 before deferred policy acquisition costs and tax effects, respectively. As of December 31, 2007, the notional and fair value related to the embedded derivatives, the hedging strategy and reinsurance was $73.0 billion and $55, respectively. As of December 31, 2006, the notional and fair value related to the embedded derivatives, the hedging strategy, and reinsurance was $53.3 billion and $377, respectively.
The Company employs additional strategies to manage equity market risk in addition to the derivative and reinsurance strategy described above that economically hedges the fair value of the U.S. GMWB rider. Notably, the Company purchases one and two year S&P 500 Index put option contracts to economically hedge certain other liabilities that could increase if the equity markets decline. As of December 31, 2007 and December 31, 2006, the notional value related to this strategy was $661 and $2.2 billion, respectively, while the fair value related to this strategy was $18 and $29, respectively. Because this strategy is intended to partially hedge certain equity-market sensitive liabilities calculated under statutory accounting (see Capital Resources and Liquidity), changes in the value of the put options may not be closely aligned to changes in liabilities determined in accordance with GAAP, causing volatility in GAAP net income.
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
Variable Annuity Equity Risk Impact on Statutory Distributable Earnings
In addition to the impact on GAAP results, the Company’s statutory financial results also have exposure to equity market volatility due to the issuance of variable annuity contracts with guarantees. Specifically, in scenarios where equity markets decline substantially, we would expect lower statutory net income and significant increases in the amount of statutory surplus the Company would have to devote to maintain targeted rating agency, regulatory risk based capital (“RBC”) ratios and other similar solvency margin ratios. The Company’s statutory net income for the years ended December 31, 2007, 2006 and 2005 was $256, $777 and $393, respectively. The Company’s statutory surplus as of December 31, 2007, 2006 and 2005 was $4.5 billion, $3.3 billion and $3.0 billion, respectively. In order to estimate the impact equity markets could have on statutory financial results, the Company projected 2008 statutory net income and the amount of statutory surplus required to maintain our financial strength ratings (targeted statutory surplus) under various stochastic scenarios and assumptions consistent with other sensitivity analyses performed by the Company. Each scenario included the effects of guaranteed living and death benefit reinsurance, inforce hedging assets in place at December 31, 2007 and future dynamic hedging of GMWB riders. The sum of the Company’s projected 2008 statutory net income and the (increase) decrease in the amount of targeted statutory surplus in each scenario is an estimate of the Company’s “statutory distributable earnings”. Subject to legal or regulatory constraints, statutory distributable earnings are usually available to dividend to an insurance entity’s parent company. To illustrate the effects of a tail scenario, at or near the 95th percentile, the Company estimates that 2008 statutory distributable earnings generated by its variable annuity business could be $1 - $2 billion worse than the mean of the stochastic scenarios. These tail events involve U.S. equity market declines of varying degrees, including rather large equity market declines of 20-25% from December 31, 2007 levels, or a combination of more moderate equity market declines in scenarios where the Japanese Yen significantly strengthens against the Euro or the U.S. Dollar and interest rates rise significantly.
In addition to the Company’s use of reinsurance, hedging instruments and other risk management techniques, the Company, along with its ultimate parent, The Hartford, maintains capital resources to, at a minimum, manage the statutory distributable earnings equity tail scenario risk described above. Given the level of the Company’s statutory surplus at December 31, 2007, as well as capital resources at The Hartford, management of the Company believes the risk inherent in these tail scenarios can be managed within the capital resources of the Company and The Hartford. The magnitude of the tail scenario estimate, described above, of $1 - $2 billion, subsequent changes to it and the width of the disclosed range can be significantly impacted by the following factors:
•	Capital market levels at the date of the projections;

•	A decision to buy hedging instruments would mitigate the exposure in the tail scenario. Such decisions are made based on a variety of factors including the price of the instrument versus the protection afforded.

•	The Company’s ability to organically generate surplus in excess of that required to maintain financial strength ratings would reduce the exposure in a tail scenario.

•	Increases or decreases in surplus due to the impact capital market movements can have on the valuation of GMWB hedging instruments. Under statutory accounting, there is no fair value recognition of an embedded derivative; however, changes in value of the GMWB hedging instruments are recorded in capital and surplus. The tail scenario estimates described above incorporate the dynamic hedging of GMWB. Generally, increases in the value of GMWB hedging instruments will reduce the exposure in the tail scenario.

•	Each year, the Company writes new variable annuity business with existing or new living benefit guarantees, while older business, often without living benefit guarantees, is naturally lapsing. As a result the exposure in the tail scenario is likely to increase over time.

•	Changes in statutory reserving requirements, which can ultimately impact the level of capital and surplus at a point in time, can impact the estimate of exposure in the tail scenario.

•	Changes in estimates of policyholder behavior can impact the estimates of statutory distributable earnings.

•	Changes in rating agency, regulatory risk based capital (“RBC”) ratios and other similar solvency margin ratios can impact the estimate of exposure in the tail scenario.

•	Management regularly evaluates the model used to produce projections of distributable earnings and incorporates changes deemed necessary to improve the relevance and reliability of this estimate.
Foreign Currency Exchange Risk
The Company’s exposure to foreign currency exchange risk exists with respect to non-U.S. dollar denominated investments and non-U.S. dollar denominated liability contracts, including the yen based individual fixed annuity product and its GMDB,GMAB, and GMIB benefits associated with its Japanese variable annuities, all of which are assumed from a related party. A portion of the Company’s foreign fixed maturity currency exposure is mitigated through the use of derivatives.
Fixed Maturity Investments
The risk associated with the non-U.S. dollar denominated fixed maturities relates to potential decreases in value and income resulting from unfavorable changes in foreign exchange rates. The fair value of the non-U.S. dollar denominated fixed maturities, which are primarily denominated in euro, sterling, yen and Canadian dollars, at December 31, 2007 and 2006, were approximately $1.5 billion and $1.8 billion, respectively. In order to manage its currency exposures, the Company enters into foreign currency swaps and forwards to hedge the variability in cash flows associated with certain foreign denominated fixed maturities. These foreign currency swap agreements are structured to match the foreign currency cash flows of the hedged foreign denominated securities. At December 31, 2007 and 2006, the derivatives used to hedge currency exchange risk related to non-U.S. dollar denominated fixed maturities had a total notional value of $1.3 billion and $1.4 billion, respectively, and total fair value of $(284) and $(328), respectively.
Liabilities
The Company issues non-U.S. dollar denominated funding agreement liability contracts. The Company hedges the foreign currency risk associated with these liability contracts with currency rate swaps. At December 31, 2007 and 2006, the derivatives used to hedge foreign currency exchange risk related to foreign denominated liability contracts had a total notional value of $790 and $585, respectively, and a total fair value of $32 and $(11), respectively.

The yen based fixed annuity product is written by HLIKK and ceded to the Company. The underlying investment involves investing in U.S. securities markets, which offer favorable credit spreads. The yen denominated fixed annuity product (“yen fixed annuities”) assumed is recorded in the consolidated balance sheets with invested assets denominated in U.S. dollars while policyholder liabilities are denominated in yen and converted to U.S. dollars based upon the December 31, 2007 yen to U.S. dollar spot rate. The difference between U.S. dollar denominated investments and yen denominated liabilities exposes the Company to currency risk. The Company manages this currency risk associated with the yen fixed annuities primarily with pay variable U.S. dollar and receive fixed yen currency swaps. As of December 31, 2007 and 2006, the notional value and fair value of the currency swaps were $1.8 billion and $1.9 billion, respectively, and $(115) and $(225), respectively. Although economically an effective hedge, a divergence between the yen denominated fixed annuity product liability and the currency swaps exists primarily due to the difference in the basis of accounting between the liability and the derivative instruments (i.e. historical cost versus fair value). The yen denominated fixed annuity product liabilities are recorded on a historical cost basis and are only adjusted for changes in foreign spot rates and accrued income. The currency swaps are recorded at fair value incorporating changes in value due to changes in forward foreign exchange rates, interest rates and accrued income. An after-tax net gain (loss) of $12 and $(11) for the years ended December 31, 2007 and 2006, respectively, which includes the changes in value of the currency swaps, excluding net periodic coupon settlements, and the yen fixed annuity contract remeasurement, was recorded in net realized capital gains and losses.
Based on the fair values of the Company’s non-U.S. dollar denominated investments and derivative instruments (including its yen based individual fixed annuity product) as of December 31, 2007 and 2006, management estimates that a 10% unfavorable change in exchange rates would decrease the fair values by an after-tax total of $1 and $3, respectively. The estimated impact was based upon a 10% change in December 31 spot rates. The selection of the 10% unfavorable change was made only for illustration of the potential hypothetical impact of such an event and should not be construed as a prediction of future market events. Actual results could differ materially from those illustrated above due to the nature of the estimates and assumptions used in the above analysis.
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
As of December 31, 2007 and 2006, $809 and $258 of consumer notes had been issued. As of December 31, 2007, these consumer notes have interest rates ranging from 4.75% to 6.25% for fixed notes and, for variable notes, either consumer price index plus 157 basis points to 267 basis points, or indexed to the S&P 500, Dow Jones Industrials or the Nikkei 225. The aggregate maturities of Consumer Notes are as follows: $222 in 2008, $494 in 2009, $34 in 2010, $19 in 2011 and $40 thereafter. For the year ended December 31, 2007 and 2006, interest credited to holders of consumer notes was $11 and $2, respectively.

Contractual Obligations
The following table identifies the Company’s contractual obligations by payment due period.

	Payments due by period

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Operating leases	$45	$17	$19	$7	$2

Policyholder obligations [1]	403	25	52	54	272

Consumer Notes	874	257	555	49	15

Other long-term liabilities	2,791	2,766	—	—	25

Life and Annuity obligations (1)	405,106	25,189	51,957	53,854	274,106

Total	$495,844	$43,525	$68,113	$557	$314,419

[1]	Estimated Life and Annuity obligations include death and disability claims, other charges associated with policyholder reserves, policy surrenders and policyholder dividends, offset by expected future deposits on in-force contracts. Estimated contractual policyholder obligations are based on mortality, morbidity and lapse assumptions comparable with the Company’s historical experience, modified for recent observed trends. The Company has also assumed market growth consistent with assumptions used in amortizing deferred acquisition costs. As the majority of the Company’s estimated obligations are recorded on the balance sheet at the current account value, as described in the Critical Accounting Policies, the Company’s recorded liability does not incorporate an expectation of future market growth. Therefore, the estimated contractual policy holder obligations presented in this table exceed the liabilities recorded on the balance sheet within reserves for future policy benefits and unpaid claims and claim adjustment expenses, other policyholder funds and benefits payable and separate account liabilities. Due to the significance of the assumptions used, the amounts presented could significantly differ from actual results.
Dividends
The Company declared $307, $417 and $510 in dividends to HLA for 2007, 2006 and 2005, respectively. Future dividend decisions will be based on, and affected by, a number of factors, including the operating results and financial requirements of the Company on a stand-alone basis and the impact of regulatory restrictions.

Cash Flow	2007	2006	2005
Net cash provided by operating activities	$2,433	$2,766	$1,341
Net cash used for investing activities	(4,329)	(4,349)	(2,410)
Net cash provided by financing activities	1,999	1,644	978
Cash — End of Year	281	186	124
2007 Compared to 2006 — The decrease in cash provided by operating activities was primarily the result of timing and settlement of accrued taxes. Investing activities remained stable over the prior year period and consisted primarily of purchases of available-for-sale securities. The increase in net cash provided by financing activities was primarily due to issuance of consumer notes as well as higher net receipts from policyholders compared to 2006. Operating cash flows in both periods have been more than adequate to meet liquidity requirements.
2006 Compared to 2005 — The increase in cash provided by operating activities was primarily the result of the timing of funds received for policyholder accounts. The cash used for investing activities as compared to the prior year period was higher primarily due to lower proceeds from investments and higher purchases of investments. The increase in net cash provided by financing activities was primarily due to issuance of consumer notes as well as higher net receipts from policyholders compared to 2005. Operating cash flows in both periods have been more than adequate to meet liquidity requirements.
Equity Markets
For a discussion of the potential impact of the equity markets on capital and liquidity, see the Capital Markets Risk Management section under “Market Risk”.

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
The following table summarizes Hartford Life Insurance Company’s significant member companies’ financial ratings from the major independent rating organizations as of February 20, 2008:

Standard &
	A.M. Best	Fitch	Poor’s	Moody’s

Insurance Ratings
Hartford Life Insurance Company	A+	AA	AA-	Aa3
Hartford Life and Annuity Insurance Company	A+	AA	AA-	Aa3
Other Ratings
Hartford Life Insurance Company:
Short term rating	—	—	A-1+	P-1
Consumer notes	A+	AA-	AA-	A-1
The agencies consider many factors in determining the final rating of an insurance company. One consideration is the relative level of statutory surplus necessary to support the business written. Statutory surplus represents the capital of the insurance company reported in accordance with accounting practices prescribed by the applicable state insurance department.
Risk-based Capital
The National Association of Insurance Commissioners (“NAIC”) has regulations establishing minimum capitalization requirements based on risk-based capital (“RBC”) formulas for both life and property and casualty companies. The RBC formula for life companies establishes capital requirements relating to insurance, business, asset and interest rate risks and effective for 2005, it addresses the equity, interest rate and expense recovery risks associated with variable annuities and group annuities that contain death benefits or certain living benefits. As of December 31, 2006, Hartford Life Insurance Company had more than sufficient capital to meet the NAIC’s minimum RBC requirements.
Contingencies
Legal Proceedings — For a discussion regarding contingencies related to the Company’s legal proceedings, please see Item 3, “Legal Proceedings”.
Regulatory Developments — For a discussion regarding contingencies related to regulatory developments that affect the Company, please see Note 10 of the Notes to the Consolidated Financial Statements.
For further information on other contingencies, see Note 10 of Notes to Consolidated Financial Statements
Legislative Initiatives
Tax proposals and regulatory initiatives which have been or are being considered by Congress and/or the United States Treasury Department could have a material effect on the insurance business. These proposals and initiatives include, or could include, changes pertaining to the income tax treatment of insurance companies and life insurance products and annuities, repeal or reform of the estate tax and comprehensive federal tax reform. The nature and timing of any Congressional or regulatory action with respect to any such efforts is unclear.
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

The Company accounts for guaranty fund and other insurance assessments in accordance with Statement of Position No. 97-3, “Accounting by Insurance and Other Enterprises for Insurance-Related Assessments”. Liabilities for guaranty fund and other insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated, and when the event obligating the Company to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of other liabilities in the Consolidated Balance Sheets. As of December 31, 2007 and 2006, the liability balance was $4 and $4, respectively. As of December 31, 2007 and 2006, $12 and $13, respectively, related to premium tax offsets were included in other assets.
IMPACT OF NEW ACCOUNTING STANDARDS
For a discussion of accounting standards, see Note 1 of Notes to Consolidated Financial Statements.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is set forth in the Capital Markets Risk Management section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Index to Consolidated Financial Statements and Schedules elsewhere herein.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of December 31, 2007.
Management’s annual report on internal control over financial reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. A company’s internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company’s management assessed its internal controls over financial reporting as of December 31, 2007 in relation to criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment under those criteria, The Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2007.

Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. OTHER INFORMATION
None.
PART III
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table presents fees for professional services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”) for the audit of the Company’s annual financial statements, audit-related services, tax services and all other services for the years ended December 31, 2007 and 2006.

	Year Ended	Year Ended
	December 31, 2007	December 31, 2006
(1) Audit fees	6,492,776	6,621,494
(2) Audit-related fees(a)	—	—
(3) Tax fees(b)	—	—
(4) All other fees ( c)	—	85,251

(a)	Fees for the year ended December 31, 2007 principally consisted of internal control reviews. Fees for the year ended December 31, 2006 principally consisted of due diligence assistance and services relating to acquisitions and divestitures and internal control reviews.

(b)	Principally consisted of domestic tax compliance services and tax examination assistance.

(c)	Fees for the year ended December 31, 2006 consisted of a project related to the analysis of risk-based capital.
The Hartford’s Audit Committee (the “Committee”) concluded that the provision of the non-audit services provided to The Hartford by the Deloitte Entities during 2007 and 2006 was compatible with maintaining the Deloitte Entities’ independence.
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
Hartford, Connecticut
We have audited the accompanying consolidated balance sheets of Hartford Life Insurance Company and its subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the consolidated financial statement schedules listed in the Index at S-1 to S-3. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hartford Life Insurance Company and its subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
DELOITTE & TOUCHE LLP
Hartford, Connecticut
February 20, 2008

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Statements of Income

	For the years ended December 31,
(In millions)	2007	2006	2005

Revenues
Fee income and other	$3,509	$3,113	$2,811
Earned premiums	983	547	449
Net investment income	3,048	2,728	2,569
Net realized capital gains (losses)	(934)	(299)	75

Total revenues	6,606	6,089	5,904

Benefits, claims and expenses
Benefits, loss and loss adjustment expenses	3,980	3,205	3,008
Insurance expenses and other	1,192	853	798
Amortization of deferred policy acquisition costs and present value of future profits	515	1,175	945
Dividends to policyholders	11	22	37

Total benefits, losses and expenses	5,698	5,255	4,788

Income before income tax expense	908	834	1,116
Income tax expense	168	103	207

Net income	$740	$731	$909

See Notes to Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets

	As of December 31,
(In millions, except for share data)	2007		2006

Assets	$		$
Investments
Fixed maturities, available for sale, at fair value (amortized cost of $46,208 and $43,846)		45,611		44,646
Equity securities, available for sale, at fair value (cost of $763 and $267)		722		275
Equity securities, held for trading, at fair value		—		1
Policy loans, at outstanding balance		2,016		2,009
Mortgage loans on real estate		4,166		2,631
Short-term investments		752		694
Other investments		1,726		1,023

Total investments		54,993		51,279
Cash		281		186
Premiums receivable and agents’ balances		28		29
Reinsurance recoverables		1,730		1,393
Deferred policy acquisition costs and present value of future profits		8,393		7,334
Goodwill		186		186
Other assets		1,348		1,120
Separate account assets		199,253		179,943

Total assets		$266,212		$241,470

Liabilities
Reserve for future policy benefits		$9,396		$8,209
Other policyholder funds		42,377		40,191
Consumer Notes		809		258
Deferred income taxes		124		491
Other liabilities		6,621		4,718
Separate account liabilities		199,253		179,943

Total liabilities		258,580		233,810

Commitments and contingent liabilities, Note 10		—		—

Stockholder’s Equity
Common stock — 1,000 shares authorized, issued and outstanding, par value $5,690		6		6
Capital surplus		2,888		2,586
Accumulated other comprehensive income
Net unrealized capital gains on securities, net of tax		(469)		290
Foreign currency translation adjustments		—		1

Total accumulated other comprehensive income		(469)		291

Retained earnings		5,207		4,777

Total stockholder’s equity		7,632		7,660

Total liabilities and stockholder’s equity		$266,212		$241,470

See Notes To Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Statements Of Changes In Stockholder’s Equity

			Accumulated Other
			Comprehensive Income (Loss)
			Net Unrealized	Net (Loss)
			Capital	Gain On Cash	Foreign
			Gains (Losses)	Flow Hedging	Currency		Total
	Common	Capital	On Securities,	Instruments,	Translation	Retained	Stockholder’s
(In millions)	Stock	Surplus	Net of Tax	Net of Tax	Adjustments	Earnings	Equity
2007

Balance, December 31, 2006	$6	$2,586	$500	$(210)	$1	$4,777	$7,660
Comprehensive income

Net income						740	740

Other comprehensive income, net of tax (1)
Net change in unrealized capital gains (losses) on securities (2)			(832)				(832)
Net gains on cash flow hedging instruments				73			73
Cumulative translation adjustments					(1)		(1)

Total other comprehensive income							(760)

Total comprehensive income							(20)
Capital contribution from parent		302					302
Dividends declared						(307)	(307)
Cumulative effect of Accounting Changes, net of tax						(3)	(3)

Balance, December 31, 2007	$6	$2,888	$(332)	$(137)	$—	$5,207	$7,632

2006

Balance, December 31, 2005	$6	$2,405	$577	$(113)	$(1)	$4,463	$7,337
Comprehensive income

Net income						731	731

Other comprehensive income, net of tax (1)
Net change in unrealized capital gains (losses) on securities (2)			(77)				(77)
Net loss on cash flow hedging instruments				(97)			(97)
Cumulative translation adjustments					2		2

Total other comprehensive income							(172)

Total comprehensive income							559
Capital contribution from parent		181					181
Dividends declared						(417)	(417)

Balance, December 31, 2006	$6	$2,586	$500	$(210)	$1	$4,777	$7,660

2005

Balance, December 31, 2004	$6	$2,240	$1,124	$(184)	$(1)	$4,064	$7,249
Comprehensive income

Net income						909	909

Other comprehensive income, net of tax (1)
Net change in unrealized capital gains (losses) on securities (2)			(547)				(547)
Net gains on cash flow hedging instruments				71			71

Total other comprehensive income							(476)

Total comprehensive income							433
Capital contribution from parent		165					165
Dividends declared						(510)	(510)

Balance, December 31, 2005	$6	$2,405	$577	$(113)	$(1)	$4,463	$7,337

(1)	Net change in unrealized capital gain on securities is reflected net of tax provision (benefit) and other items of $448, $(42) and $(295) for the years ended December 31, 2007, 2006 and 2005, respectively. Net (loss) gain on cash flow hedging instruments is net of tax provision (benefit) of $(39), $(52) and $38 for the years ended December 31, 2007, 2006 and 2005, respectively. There is no tax effect on cumulative translation adjustments.

(2)	There were reclassification adjustments for after-tax gains (losses) realized in net income of $(140), $(75), and $26 for the years ended December 31, 2007, 2006 and 2005, respectively.
See Notes to Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the years ended December 31,
(In millions)	2007	2006	2005

Operating Activities
Net income	$740	$731	$909
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	515	1,175	945
Additions to deferred policy acquisition costs and present value of future profits	(1,400)	(1,351)	(1,226)
Change in:
Reserve for future policy benefits, unpaid losses and loss adjustment expenses	1,187	836	129
Reinsurance recoverables	(236)	(47)	177
Receivables	190	11	(3)
Payables and accruals	560	210	385
Accrued and deferred income taxes	(102)	340	36
Net realized capital losses (gains)	934	299	(75)
Depreciation and amortization	438	404	239
Other, net	(267)	157	(228)

Net cash provided by operating activities	$2,559	$2,765	$1,288

Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed Maturities and Short-term Investments, available for sale	$15,892	$19,517	$19,727
Equity securities, available-for-sale	296	249	38
Mortgage loans	958	301	354
Partnerships	175	91	169
Payments for the purchase of:
Fixed Maturities and Short-term Investments, available for sale	(18,780)	(22,017)	(21,511)
Equity securities, available-for-sale	(484)	(455)	(60)
Mortgage loans	(2,492)	(1,574)	(915)
Partnerships	(607)	(496)	(337)
Change in policy loans, net	(6)	(39)	647
Change in payables for collateral under securities lending, net	1,306	788	(276)
Change in all other, net	(587)	(713)	(193)

Net cash used for investing activities	$(4,329)	$(4,348)	$(2,357)

Financing Activities
Deposits and other additions to investment and universal life-type contracts	32,396	26,991	25,383
Withdrawals and other deductions from investment and universal life-type contracts	(30,433)	(26,687)	(24,888)
Net transfers (to)/from separate accounts related to investment and universal life-type contracts	(606)	1,382	852
Capital contributions	270	—	129
Dividends paid	$(305)	$(300)	$(498)
Proceeds from issuance of consumer notes	551	258	—

Net cash provided by financing activities	$1,873	$1,644	$978

Impact of foreign exchange	(8)	1	(1)
Net (decrease) increase in cash	95	62	(92)

Cash — beginning of year	186	124	216

Cash — end of year	$281	$186	$124

Supplemental Disclosure of Cash Flow Information:
Net Cash Paid During the Year for:
Income taxes	$125	$(163)	$149
Supplemental schedule of noncash operating and financing activities:
The Company recaptured an indemnity reinsurance arrangement with Hartford Life and Accident Insurance Company in 2005. In conjunction with this transaction, the Company recorded a noncash capital contribution of $36 and a related extinguishment of the reinsurance recoverable liability.
The Company made noncash dividends of $2 and received a noncash capital contributions of $20 from its parent company during 2007 related to the guaranteed minimum income and accumulation benefit reinsurance agreements with Hartford Life Insurance K.K. The Company made noncash dividends of $117 and received a noncash capital contributions of $154 from its parent company during 2006 related to the guaranteed minimum income benefit reinsurance agreement with Hartford Life Insurance K.K.
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
The consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“U.S. GAAP”), which differ materially from the accounting practices prescribed by various insurance regulatory authorities.
Consolidation —
The consolidated financial statements include the accounts of Hartford Life Insurance Company in which the Company directly or indirectly has a controlling financial interest and those variable interest entities (“VIE”) in which the Company is the primary beneficiary. The Company determines if it is the primary beneficiary using both qualitative and quantitative analyses. Entities in which Hartford Life Insurance Company does not have a controlling financial interest but in which the Company has significant influence over the operating and financing decisions are reported using the equity method. All material intercompany transactions and balances between Hartford Life Insurance Company and its subsidiaries and affiliates have been eliminated. For further discussions on variable interest entities see Note 3.
Use of Estimates —
The preparation of financial statements, in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
Adoption of New Accounting Standards —
Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109
The Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), dated June 2006. FIN 48 requires companies to recognize the tax benefit of an uncertain tax position only when the position is “more likely than not” to be sustained assuming examination by tax authorities. The amount recognized represents the largest amount of tax benefit that is greater than 50% likely of being realized. A liability is recognized for any benefit claimed, or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) on the excess.

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
Amendment of FASB Interpretation No. 39
In April 2007, the FASB issued FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FSP FIN 39-1”). FSP FIN 39-1 amends FIN 39, “Offsetting of Amounts Related to Certain Contacts”, by permitting a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in the statement of financial position in accordance with FIN 39. FSP FIN 39-1 also amends FIN 39 by modifying certain terms. FSP FIN 39-1 is effective for reporting periods beginning after November 15, 2007, with early application permitted. The Company early adopted FSP FIN 39-1 on December 31, 2007, by electing to offset cash collateral against amounts recognized for derivative instruments under master netting arrangements. The effect of applying FSP FIN 39-1 is recorded as a change in accounting principle through retrospective application. The effect on the consolidated balance sheet as of December 31, 2006 was a decrease of $171 in the derivative payable included in other liabilities, and corresponding decrease of $1 and $170, respectively, in other investments and derivative receivable included in other assets. See Note 4 for further discussions on the adoption of FSP FIN 39-1.
Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140
In February 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). This statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and resolves issues addressed in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets”. SFAS 155: (a) permits fair value remeasurement for any hybrid financial instrument (asset or liability) that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, (e) eliminates restrictions on a qualifying special-purpose entity’s ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. SFAS 155 also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income statement impact of the changes in fair value of those instruments. The Company began applying SFAS 155 to all financial instruments acquired, issued or subject to a remeasurement event beginning January 1, 2007. SFAS 155 did not have an effect on the Company’s consolidated financial condition and results of operations upon adoption on January 1, 2007.
Accounting by Insurance Enterprises for Deferred Acquisition Costs (“DAC”) in Connection with Modifications or Exchanges of Insurance Contracts
In September 2005, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs (“DAC”) in Connection with Modifications or Exchanges of Insurance Contracts”, (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts. An internal replacement is a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Modifications that result in a replacement contract that is substantially changed from the replaced contract should be accounted for as an extinguishment of the replaced contract. Unamortized DAC, unearned revenue liabilities and deferred sales inducements from the replaced contract must be written-off. Modifications that result in a contract that is substantially unchanged from the replaced contract should be accounted for as a continuation of the replaced contract. The Company adopted SOP 05-1 on January 1, 2007 and recognized the cumulative effect of the adoption of SOP 05-1 as a reduction in retained earnings of $14, after-tax.
The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments
In November 2005, the FASB released FASB Staff Position Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which effectively replaces Emerging Issues Task Force No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). FSP 115-1 contains a three-step model for evaluating impairments and carries forward the disclosure requirements in EITF 03-1 pertaining to securities in an unrealized loss position. Under the model, any security in an unrealized loss position is considered impaired; an evaluation is made to determine whether the impairment is other-than-temporary; and, if an impairment is considered other-than-temporary, a realized loss is recognized to write the security’s cost or amortized cost basis down to fair value. FSP 115-1 references existing other-than-temporary impairment guidance for determining when an impairment is other-than-temporary and clarifies that subsequent to the recognition of an other-than-temporary impairment loss for debt securities, an investor shall account for the security using the constant effective yield method. FSP 115-1 is effective for reporting periods beginning after December 15, 2005, with earlier application permitted. The Company adopted FSP 115-1 upon issuance. The adoption did not have a material effect on the Company’s consolidated financial condition or results of operations.

Future Adoption of New Accounting Standards
Business Combinations
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). This statement replaces SFAS No. 141, “Business Combinations” (“SFAS 141”) and establishes the principles and requirements for how the acquirer in a business combination: (a) measures and recognizes the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquired entity, (b) measures and recognizes positive goodwill acquired or a gain from bargain purchase (negative goodwill), and (c) determines the disclosure information that is decision-useful to users of financial statements in evaluating the nature and financial effects of the business combination. Some of the significant changes to the existing accounting guidance on business combinations made by SFAS 141(R) include the following:
•	Most of the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree shall be measured at their acquisition-date fair values rather than SFAS 141’s requirement to allocate the cost of an acquisition to individual assets acquired and liabilities assumed based on their estimated fair values;

•	Acquisition-related costs incurred by the acquirer shall be expensed in the periods in which the costs are incurred rather than included in the cost of the acquired entity;

•	Goodwill shall be measured as the excess of the consideration transferred, including the fair value of any contingent consideration, plus the fair value of any noncontrolling interest in the acquiree, over the fair values of the acquired identifiable net assets, rather than measured as the excess of the cost of the acquired entity over the estimated fair values of the acquired identifiable net assets;

•	Contractual pre-acquisition contingencies are to be recognized at their acquisition date fair values and noncontractual pre-acquisition contingencies are to be recognized at their acquisition date fair values only if it is more likely than not that the contingency gives rise to an asset or liability, whereas SFAS 141 generally permits the deferred recognition of pre-acquisition contingencies until the recognition criteria of SFAS No. 5, “Accounting for Contingencies” are met; and

•	Contingent consideration shall be recognized at the acquisition date rather than when the contingency is resolved and consideration is issued or becomes issuable.
SFAS 141(R) is effective for and shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with earlier adoption prohibited. Assets and liabilities that arose from business combinations with acquisition dates prior to the SFAS 141(R) effective date shall not be adjusted upon adoption of SFAS 141(R) with certain exceptions for acquired deferred tax assets and acquired income tax positions. The Company expects to adopt SFAS 141(R) on January 1, 2009, and has not yet determined the effect of SFAS 141(R) on its consolidated financial statements.
Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). This statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”). Noncontrolling interest refers to the minority interest portion of the equity of a subsidiary that is not attributable directly or indirectly to a parent. SFAS 160 establishes accounting and reporting standards that require for-profit entities that prepare consolidated financial statements to: (a) present noncontrolling interests as a component of equity, separate from the parent’s equity, (b) separately present the amount of consolidated net income attributable to noncontrolling interests in the income statement, (c) consistently account for changes in a parent’s ownership interests in a subsidiary in which the parent entity has a controlling financial interest as equity transactions, (d) require an entity to measure at fair value its remaining interest in a subsidiary that is deconsolidated, (e) require an entity to provide sufficient disclosures that identify and clearly distinguish between interests of the parent and interests of noncontrolling owners. SFAS 160 applies to all for-profit entities that prepare consolidated financial statements, and affects those for-profit entities that have outstanding noncontrolling interests in one or more subsidiaries or that deconsolidate a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption prohibited. The Company expects to adopt SFAS 160 on January 1, 2009 and has not yet determined the effect of SFAS 160 on its consolidated financial statements.
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

SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (“the Guide”). This statement also addresses whether the specialized industry accounting principles of the Guide should be retained by a parent company in consolidation or by an investor that has the ability to exercise significant influence over the investment company and applies the equity method of accounting to its investment in the entity. In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. SOP 07-1 is effective for fiscal years beginning on or after December 15, 2007, with earlier application encouraged; however, in November 2007, the FASB decided to (1) delay indefinitely the effective date of the SOP and (2) prohibit adoption of the SOP for an entity that has not early adopted the SOP. The Company did not early adopt SOP 07-1. SOP 07-1 as currently issued is not expected to have an impact on the Company’s consolidated financial condition or results of operations.
Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115” (“SFAS 159”). The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported net income caused by measuring related assets and liabilities differently. This statement permits entities to choose, at specified election dates, to measure eligible items at fair value (i.e., the fair value option). Items eligible for the fair value option include certain recognized financial assets and liabilities, rights and obligations under certain insurance contracts that are not financial instruments, host financial instruments resulting from the separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument, and certain commitments. Business entities shall report unrealized gains and losses on items for which the fair value option has been elected in net income. The fair value option: (a) may be applied instrument by instrument, with certain exceptions; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although early adoption is permitted under certain conditions. Companies shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. On January 1, 2008, the Company did not elect to apply the provisions of SFAS 159 to financial assets and liabilities.
Fair Value Measurements
Fair Value Under SFAS No. 157
On January 1, 2008, the Company adopted SFAS 157, which was issued by the Financial Accounting Standards Board in September 2006. For financial statement elements currently required to be measured at fair value, SFAS 157 redefines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States and enhances disclosures about fair value measurements. The new definition of fair value focuses on the price that would be received to sell the asset or paid to transfer the liability regardless of whether an observable liquid market price existed (an exit price). An exit price valuation will include margins for risk even if they are not observable. As the Company is released from risk, the margins for risk will also be released through net realized capital gains (losses) in net income. SFAS 157 provides guidance on how to measure fair value, when required, under existing accounting standards. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (“Level 1, 2, and 3”).

Level 1	Observable inputs that reflect quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date.

Level 2	Observable inputs, other than quoted prices included in Level 1, for the asset or liability or prices for similar assets and liabilities.

Level 3	Unobservable inputs reflecting the reporting entity’s estimates of the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk).
Accounting for Guaranteed Benefits Offered With Variable Annuities
Many of the variable annuity contracts issued or reinsured by the Company offer various guaranteed minimum death, withdrawal, income and accumulation benefits. Those benefits are accounted for under Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) or AICPA Statement of Position No. 03-1 “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (“SOP 03-1”). Guaranteed minimum benefits often meet the definition of an embedded derivative under SFAS 133 as they have notional amounts (the guaranteed balance) and underlyings (the investment fund options), they require no initial net investment and they may have terms that require or permit net settlement. However, certain guaranteed minimum benefits settle only upon a single insurable event, such as death (guaranteed minimum death benefits “GMDB”) or living (life contingent portion of guaranteed minimum withdrawal benefits “GMWB”), and as such are scoped out of SFAS 133 under the “insurance contract exception”. Guaranteed minimum benefits that do not meet the requirements of SFAS 133 are accounted for as insurance benefits under SOP 03-1.

Guaranteed Benefits Accounted For Under SOP 03-1
The GMDBs issued by the Company and certain GMDBs reinsured by the Company are accounted for under SOP 03-1. In addition, the Company’s GMWB “for life” allows policyholders to receive the guaranteed annual withdrawal amount for as long as they are alive even if the guaranteed remaining balance (“GRB”) is exhausted. Payments beyond the GRB are considered life contingent insurance benefits and are accounted for under SOP 03-1. Benefit guarantee liabilities accounted for under SOP 03-1, absent an unlocking event as described in the “Critical Accounting Estimates” within Management’s Discussion and Analysis, do not result in a change in value that is immediately reflected in net income. Under SOP 03-1, the income statement reflects the current period increase in the liability due to the deferral of a percentage of current period revenues. The percentage is determined by dividing the present value of expected claims by the present value of expected revenues using best estimate assumptions over a range of market scenarios discounted at a rate consistent with that used in the Company’s DAC models. Current period revenues are impacted by the actual increase or decrease in account value. Claims recorded against the liability have no immediate impact on the income statement unless those claims exceed the liability. Periodically, the Company unlocks its benefit assumptions, including the benefit deferral rate. The impact of this change is reflected in benefits, losses and loss adjustment expenses, in net income.
In the U.S., the Company sells variable annuity contracts that, in addition to the living benefits described above, offer various guaranteed death benefits. Declines in the equity market may increase the Company’s net exposure to death benefits under these contracts. The Company’s total gross exposure (i.e., before reinsurance) to these U.S. guaranteed death benefits is often referred to as the net amount at risk. However, the Company will incur these guaranteed death benefit payments in the future only if the policyholder has an in-the-money guaranteed death benefit at their time of death.
Effective July 31, 2006, an existing reinsurance agreement between a subsidiary of the Company, Hartford Life and Annuity Insurance Company (“HLAI”) and Hartford Life, Insurance. KK (“HLIKK”), a wholly owned Japanese subsidiary of Hartford Life, Inc. (“Hartford Life”), was modified to include the GMDB on covered contracts that have an associated GMIB rider. The modified reinsurance agreement applies to all contracts, GMIB product and GMDB riders in-force and issued as of July 31, 2006 and prospectively, except for policies and GMIB product issued prior to April 1, 2005, which were recaptured. Declines in equity markets as well as a strengthening of Japanese Yen in comparison to the U.S. dollar may increase the Company’s exposure to these guaranteed benefits. For the guaranteed death benefits, the Company pays the greater of account value at death or a guaranteed death benefit which, depending on the contract, may be based upon the premium paid and/or the maximum anniversary value established no later than age 80, as adjusted for withdrawals under the terms of the contract.
The following table provides the account value, net amount at risk and reserve amount, at December 31, 2007, for each type of guaranteed death and living benefit sold by the Company that is accounted for under SOP 03-1:

	Account	Net Amount	SOP 03-1
	Value [1]	at Risk	Reserve [2]

U.S. Guaranteed Minimum Death Benefits	$126,834	$5,106	$527
Guaranteed Minimum Death Benefits Assumed	30,724	380	4
Life Contingent Portion of “for Life” GMWBs	10,272	[*]	[*]

Total	$167,830	$5,486	$531

[1]	Policies with “for Life” GMWB riders include both benefits accounted for under SFAS 133 and SOP 03-1 and thus are included this table and the SFAS 133 table below. However, benefits payable are generally mutually exclusive (e.g., for a given contract, only the death or living benefits, but not both are payable at one time) (See Note 8).

[2]	Before reinsurance. The Company uses reinsurance to manage its exposure to the mortality and equity risk associated with GMDB. Reinsurance of GMDB is accounted for under SOP 03-1. After reinsurance, the net amount at risk for U.S. GMDB is $976. After reinsurance, the net SOP 03-1 reserve for U.S. GMDB is $202.

[*]	Amounts are insignificant at December 31, 2007.
Guaranteed Benefits Accounted at Fair Value Under SFAS 133
The non-life contingent portion of GMWBs issued by the Company meet the definition of an embedded derivative under SFAS 133, and as such are recorded at fair value with changes in fair value recorded in net realized capital gains (losses) in net income. In bifurcating the embedded derivative, the Company attributes to the derivative a portion of total fees collected from the contract holder. Those fees attributed are set equal to the present value of future claims expected to be paid for the guaranteed living benefit embedded derivative at the inception of the contract (the “Attributed Fees”). The excess of total fees collected from the contract holder over the Attributed Fees are associated with the host variable annuity contract recorded in fee income. In subsequent valuations, both the present value of future claims expected to be paid and the present value of attributed fees expected to be collected are revalued based on current market conditions and policyholder behavior assumptions. The difference between each of the two components represents the fair value of the embedded derivative.

GMWBs provide the policyholder with a guaranteed remaining balance (“GRB”) if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. For most of the Company’s GMWB for life riders, the GRB is reset on an annual basis to the maximum anniversary account value subject to a cap. If the GRB exceeds the account value for any policy, the contract is “in-the-money” by the difference between the GRB and the account value. The sum of the in-the-money and out-of-the-money contracts is comparable to net amount at risk.
Certain GMIBs and guaranteed minimum accumulation benefits (“GMAB”) reinsured by the Company meet the definition a freestanding derivative, even though in-form they are reinsurance. Accordingly, the following GMIB and GMAB reinsurance agreements are recorded at fair value on the Company’s balance sheet, with prospective changes in fair value recorded in net realized capital gains (losses) in net income:
•	Reinsured GMIB: Effective August 31, 2005, HLAI entered into a reinsurance agreement with HLIKK where HLIKK agreed to cede and HLAI agreed to reinsure 100% of the risks associated with the in-force and prospective GMIB product issued by HLIKK on its variable annuity business. Effective July 31, 2006, the agreement was modified to include a tiered reinsurance premium structure. The modified reinsurance agreement applies to all contracts, GMIBs in-force and issued as of July 31, 2006 and prospectively, except for policies and GMIB product issued prior to April 1, 2005, which were recaptured.

•	Reinsured GMAB: Effective September 30, 2007, HLAI entered into another reinsurance agreement where HLIKK agreed to cede and HLAI agreed to reinsure 100% of the risks associated with the in-force and prospective GMAB riders issued by HLIKK on certain of its variable annuity business.
Due to the significance of the non-observable inputs associated with pricing the reinsurance of the GMIB and GMAB products that are free standing derivatives, the initial difference between the transaction price and the modeled value was recorded in additional paid-in capital because the reinsurance arrangements are between entities that are commonly controlled by The Hartford Financial Services Group, Inc. (“The Hartford”).
The following table provides the account value, SFAS 133 fair value and GRB, at December 31, 2007, for each type of guaranteed living benefit liability sold or reinsured by the Company that is accounted for under SFAS 133, by rider fee:

		(Asset)
		Liability	Guaranteed
	Account	Fair	Remaining
	Value [1]	Value	Balance

U.S. Guaranteed Minimum Withdrawal Benefits	46,088	553	34,622
Non-Life Contingent Portion of “for Life” Guaranteed Minimum Withdrawal Benefits	10,272	154	10,230
Reinsured Guaranteed Living Benefits
Guaranteed Minimum Income Benefits	16,289	72	15,297
Guaranteed Minimum Accumulation Benefits	2,734	(2)	2,768

Subtotal	19,023	70	18,065

Total	$75,383	$777	$62,917

[1]	“For life” GMWB policies, and their related account values, include both benefits accounted for under SFAS 133 and SOP 03-1 and thus are included in this SFAS 133 table and the SOP 03-1 table above. However, benefits payable are generally mutually exclusive (e.g., for a given contract, only the death or living benefits, but not both are payable at one time).

[2]	The magnitude of the SFAS 133 fair value, at December 31, 2007, was highly dependent upon the size of the block of business for guaranteed living benefits that are required to be fair valued, and the market conditions at the date of valuation, in particular high implied volatilities and low risk-free interest rates. If implied volatilities were lower and risk-free interest rates were higher at December 31, 2007, the SFAS 133 fair value would have been lower and vice versa.
Derivatives That Hedge Capital Markets Risk for Guaranteed Minimum Benefits Accounted for as Derivatives
Changes in capital markets or policyholder behavior may increase or decrease the Company’s exposure to benefits under the guarantees. The Company uses derivative transactions, including GMWB reinsurance (described below) which meets the definition of a derivative under SFAS 133 and customized derivative transactions, to mitigate some of that exposure. Derivatives are recorded at fair value with changes in fair value recorded in net realized capital gains (losses) in net income.
GMWB Reinsurance
For all U.S. GMWB contracts in effect through July 2003, the Company entered into a reinsurance arrangement to offset its exposure to the GMWB for the remaining lives of those contracts. Substantially all of the Company’s reinsurance capacity was utilized as of the third quarter of 2003. Substantially all U.S. GMWB riders sold since July 2003, are not covered by reinsurance.

Customized Derivatives
In June and July of 2007, the Company entered into two customized swap contracts to hedge certain risk components for the remaining term of certain blocks of non-reinsured GMWB riders. These customized derivative contracts provide protection from capital markets risks based on policyholder behavior assumptions as specified by the Company at the inception of the derivative transactions. Due to the significance of the non-observable inputs associated with pricing these derivatives, the initial difference between the transaction price and modeled value was deferred in accordance with EITF No. 02-3 “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (“EITF 02-3”) and included in Other Assets in the Condensed Consolidated Balance Sheets.
Other Derivative Instruments
The Company uses other hedging instruments to hedge its unreinsured GMWB exposure. These instruments include interest rate futures and swaps, variance swaps, S&P 500 and NASDAQ index put options and futures contracts. The Company also uses EAFE Index swaps to hedge GMWB exposure to international equity markets. The following table provides the notional amount and SFAS 133 fair value at December 31, 2007, for each type of derivative asset held by the Company to hedge capital markets risk for guaranteed living benefit sold by the Company:

	Notional	Fair
(in millions)	Amount	Value

Reinsurance	$6,579	$128
Customized Derivatives	12,784	50

Other Derivative Instruments	8,573	592

Total	$27,936	$770

Adoption of Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”)
Fair values for GMWB embedded derivatives, reinsured GMIB and GMAB freestanding derivatives and customized derivatives that hedge certain equity markets exposure for GMWB contracts are calculated based upon internally developed models because active, observable markets do not exist for those items. Below is a description of the Company’s fair value methodologies for guaranteed benefit liabilities, the related reinsurance and customized derivatives, all accounted for under SFAS 133, prior to the adoption of SFAS 157 and subsequent to adoption of SFAS 157.
Pre-SFAS 157 Fair Value
Prior to January 1, 2008, the Company used the guidance prescribed in SFAS 133 and other related accounting literature on fair value which represented the amount for which a financial instrument could be exchanged in a current transaction between knowledgeable, unrelated willing parties. However, under that accounting literature, when an estimate of fair value is made for liabilities where no market observable transactions exist for that liability or similar liabilities, market risk margins are only included in the valuation if the margin is identifiable, measurable and significant. If a reliable estimate of market risk margins is not obtainable, the present value of expected future cash flows, discounted at the risk free rate of interest, may be the best available estimate of fair value in the circumstances (“Pre-SFAS 157 Fair Value”).
The Pre-SFAS 157 Fair Value is calculated based on actuarial and capital market assumptions related to projected cashflows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior such as lapses, fund selection, resets and withdrawal utilization (for the customized derivatives, policyholder behavior is prescribed in the derivative contract). Because of the dynamic and complex nature of these cashflows, best estimate assumptions and a Monte Carlo stochastic process involving the generation of thousands of scenarios that assume risk neutral returns consistent with swap rates and a blend of observable implied index volatility levels are used. Estimating these cashflows involves numerous estimates and subjective judgments including those regarding expected markets rates of return, market volatility, correlations of market index returns to funds, fund performance, discount rates and policyholder behavior. At each valuation date, the Company assumes expected returns based on risk-free rates as represented by the current LIBOR forward curve rates; forward market volatility assumptions for each underlying index based primarily on a blend of observed market “implied volatility” data; correlations of market returns across underlying indices based on actual observed market returns and relationships over the ten years preceding the valuation date; three years of history for fund regression; and current risk-free spot rates as represented by the current LIBOR spot curve to determine the present value of expected future cash flows produced in the stochastic projection process. As GMWB obligations are relatively new in the marketplace, actual policyholder behavior experience is limited. As a result, estimates of future policyholder behavior are subjective and based on analogous internal and external data. As markets change, mature and evolve and actual policyholder behavior emerges, management continually evaluates the appropriateness of its assumptions for this component of the fair value model.

The Company’s SFAS 157 fair value is calculated as an aggregation of the following components: Pre-SFAS 157 Fair Value, Actively-Managed Volatility Adjustment, Credit Standing Adjustment, Market Illiquidity Premium and Behavior Risk Margin. The resulting aggregation is reconciled or calibrated, if necessary, to market information that is, or may be, available to the Company, but may not be observable by other market participants, including reinsurance discussions and transactions. The Company believes the aggregation of each of these components, as necessary and as reconciled or calibrated to the market information available to the Company, results in an amount that the Company would be required to transfer for a liability, or receive for an asset, to market participants in an active liquid market, if one existed, for those market participants to assume the risks associated with the guaranteed minimum benefits, the related reinsurance and customized derivatives, required to be fair valued. Each of the components described below are unobservable in the market place and require subjectivity by the Company in determining their value.
•	Actively-Managed Volatility Adjustment. This component incorporates the basis differential between the observable index implied index volatilities used to calculate the Pre-SFAS 157 component and the actively-managed funds underlying the variable annuity product. The Actively-Managed Volatility Adjustment is calculated using historical fund and weighted index volatilities.
•	Credit Standing Adjustment. This component makes an adjustment that market participants would make to reflect the risk that GMWB obligations or the GMWB reinsurance recoverables will not be fulfilled (“nonperformance risk”). SFAS 157 explicitly requires nonperformance risk to be reflected in fair value. The Company calculates the Credit Standing Adjustment by using default rates provided by rating agencies, adjusted for market recoverability.
•	Market Illiquidity Premium. This component makes an adjustment that market participants would require to reflect that GMWB obligations are illiquid and have no market observable exit prices in the capital markets. The Market Illiquidity Premium was determined using inputs that are identified in customized derivative transactions that the Company has entered into to hedge GMWB related risks.
•	Behavior Risk Margin. This component adds a margin that market participants would require for the risk that the Company’s assumptions about policyholder behavior used in the Pre-SFAS 157 model could differ from actual experience. The Behavior Risk Margin is calculated by taking the difference between adverse policyholder behavior assumptions and the best estimate assumptions used in the Pre-SFAS 157 model using the Company’s long-term view on interest rates and volatility. The adverse assumptions incorporate adverse dynamic lapse behavior, greater utilization of the withdrawal features, and the potential for contract holders to shift their investment funds into more aggressive investments when allowed.
SFAS 157 Transition
Pending the release and potential impact of adopting the proposed FASB Staff Position, “Measuring Liabilities under FASB Statement No. 157”, if any, the Company expects the impact of adopting SFAS 157 for guaranteed benefits accounted for under SFAS 133 and the related reinsurance, to be recorded in the first quarter of 2008, will be a reduction to net income of $250-$350, after the effects of DAC amortization and income taxes. In addition, net realized capital gains and losses that will be recorded in 2008 and future years are also likely to be more volatile than amounts recorded in prior years. Furthermore, adoption of SFAS 157 will result in lower variable annuity fee income for new business issued in 2008 as fees attributed to the embedded derivative will increase consistent with incorporating additional risk margins and other indicia of “exit value” in the valuation of the embedded derivative.
The Company is still evaluating potential changes to its hedging program as a result of the adoption of SFAS 157. However, based on analysis to date, the Company does not expect significant changes in any of its hedging targets. The loss deferred in accordance with EITF 02-3 of $51 for the customized derivatives used to hedge a portion of the GMWB risk will be recognized in retained earnings upon the adoption of SFAS 157. In addition, the change in value of the customized derivatives due to the initial adoption of SFAS 157 of $35 will also be recorded in retained earnings with subsequent changes in fair value recorded in net realized capital gains (losses) in net income. The Company’s adoption of SFAS 157 will not materially impact the fair values of other derivative instruments used to hedge guaranteed minimum benefits, as those instruments are composed primarily of Level 1 and Level 2 inputs and as a result, the Company was already using market observable transactions to value those hedging instruments. Additionally, the adoption of SFAS 157 will not have a significant impact on the fair values of the Company’s other financial instruments.
Investments
The Company’s investments in fixed maturities, which include bonds, redeemable preferred stock and commercial paper; and certain equity securities, which include common and non-redeemable preferred stocks, are classified as “available-for-sale” and accordingly, are carried at fair value with the after-tax difference from cost or amortized cost, as adjusted for the effect of deducting the life and pension policyholders’ share of the immediate participation guaranteed contracts and certain life and annuity deferred policy acquisition costs and reserve adjustments, reflected in stockholder’s equity as a component of accumulated other comprehensive income (“AOCI”). Policy loans are carried at outstanding balance, which approximates fair value. Mortgage loans on real estate are recorded at the outstanding principal balance adjusted for amortization of premiums or discounts and net of valuation allowances, if any. Short-term investments are carried at amortized cost, which approximates fair value. Other investments primarily consist of limited partnership interests and other alternative investments and derivatives instruments. Limited partnerships are accounted for under the equity method and accordingly the Company’s share of earnings are included in net investment income. Derivatives instruments are carried at fair value.

Valuation of Fixed Maturities
The fair value for fixed maturity securities is largely determined by one of three primary pricing methods: third party pricing service market prices, independent broker quotations or pricing matrices. Security pricing is applied using a hierarchy or “waterfall” approach whereby prices are first sought from third party pricing services with the remaining unpriced securities submitted to independent brokers for prices or lastly priced via a pricing matrix. Typical inputs used by these three pricing methods include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows and prepayments speeds. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third party pricing services will normally derive the security prices through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Included in the asset-backed securities (“ABS”), collaterized mortgage obligations (“CMOs”), and mortgage-backed securities (“MBS”) pricing are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates
Prices from third party pricing services are often unavailable for securities that are rarely traded or are traded only in privately negotiated transactions. As a result, certain of the Company’s securities are priced via independent broker quotations which utilize inputs that may be difficult to corroborate with observable market based data. A pricing matrix is used to price securities for which the Company is unable to obtain either a price from a third party pricing service or an independent broker quotation. The pricing matrix begins with current spread levels to determine the market price for the security. The credit spreads, as assigned by a nationally recognized rating agency, incorporate the issuer’s credit rating and a risk premium, if warranted, due to the issuer’s industry and the security’s time to maturity. The issuer-specific yield adjustments, which can be positive or negative, are updated twice annually, as of June 30 and December 31, by an independent third party source and are intended to adjust security prices for issuer-specific factors. The matrix-priced securities at December 31, 2007 and 2006 primarily consisted of non-144A private placements and have an average duration of 4.7 and 5.0 years, respectively. The Company assigns a credit rating to these securities based upon an internal analysis of the issuer’s financial strength.
The Company performs a monthly analysis on the prices received from third parties to assess if the prices represent a reasonable estimate of the fair value. This process involves quantitative and qualitative analysis and is overseen by investment and accounting professionals. Examples of procedures performed include, but are not limited to, initial and on-going review of third party pricing services methodologies, review of pricing statistics and trends, back testing recent trades, and monitoring of trading volumes. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon available market data, the price received from the third party is adjusted accordingly.
The following table presents the fair value of fixed maturity securities by pricing source as of December 31, 2007 and 2006.

	2007		2006
		Percentage of		Percentage of
	Fair Value	Total Fair Value	Fair Value	Total Fair Value

Priced via third party pricing services	$35,892	78.7%	$37,190	83.3%
Priced via independent broker quotations	5,931	13.0%	3,567	8.0%
Priced via matrices	3,526	7.7%	3,810	8.5%
Priced via other methods	262	0.6%	79	0.2%

Total	$45,611	100.0%	$44,646	100.0%

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between knowledgeable, unrelated willing parties using inputs, including assumptions and estimates, a market participant would utilize. As such, the estimated fair value of a financial instrument may differ significantly from the amount that could be realized if the security was sold immediately.
Other-Than-Temporary Impairments on Available-for-Sale Securities
One of the significant estimates inherent in the valuation of investments is the evaluation of investments for other-than-temporary impairments. The evaluation of impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects, the effects of changes in interest rates or credit spreads and the recovery period. The Company’s accounting policy requires that a decline in the value of a security below its cost or amortized cost basis be assessed to determine if the decline is other-than-temporary. If the security is deemed to be other-than-temporarily impaired, a charge is recorded in net realized capital losses equal to the difference between the fair value and cost or amortized cost basis of the security. In addition, for securities expected to be sold, an other-than-temporary impairment charge is recognized if the Company does not expect the fair value of a security to recover to cost or amortized cost prior to the expected date of sale. The fair value of the other-than-temporarily impaired investment becomes its new cost basis. The Company has a security monitoring process overseen by a committee of investment and accounting professionals (“the committee”) that identifies securities that, due to certain characteristics, as described below, are subjected to an enhanced analysis on a quarterly basis.

Securities not subject to EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continued to Be Held by a Transferor in Securitized Financial Assets” (“non-EITF Issue No. 99-20 securities”) that are in an unrealized loss position, are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. The primary factors considered in evaluating whether a decline in value for non-EITF Issue No. 99-20 securities is other-than-temporary include: (a) the length of time and the extent to which the fair value has been or is expected to be less than cost or amortized cost, (b) the financial condition, credit rating and near-term prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments and (d) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery.
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
Net Realized Capital Gains and Losses
Net realized capital gains and losses from investment sales, after deducting the life and pension policyholders’ share for certain products, are reported as a component of revenues and are determined on a specific identification basis. Net realized capital gains and losses also result from fair value changes in derivatives contracts (both free-standing and embedded) that do not qualify, or are not designated, as a hedge for accounting purposes, and the change in value of derivatives in certain fair-value hedge relationships. Impairments are recognized as net realized capital losses when investment losses in value are deemed other-than-temporary. Recoveries of principle received by the Company in excess of expected realizable value from securities previously recorded as other-than-temporarily impaired are included in net realized capital gains. Foreign currency transaction remeasurements are also included in net realized capital gains and losses.
Net Investment Income
Interest income from fixed maturities and mortgage loans on real estate is recognized when earned on the constant effective yield method based on estimated timing of cash flows. The amortization of premium and accretion of discount for fixed maturities also takes into consideration call and maturity dates that produce the lowest yield. For high credit quality securitized financial assets subject to prepayment risk, yields are recalculated and adjusted periodically to reflect historical and/or estimated future principal repayments using the retrospective method. For non-highly rated securitized financial assets any yield adjustments are made using the prospective method. Prepayment fees on fixed maturities and mortgage loans are recorded in net investment income when earned. For limited partnerships, the equity method of accounting is used to recognize the Company’s share of earnings. For fixed maturities that have had an other-than-temporary impairment loss, the Company amortizes the new cost basis to par or to the estimated future value over the expected remaining life of the security by adjusting the security’s yield.

Derivative Instruments
Overview
The Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards, futures and options through one of four Company-approved objectives: to hedge risk arising from interest rate, equity market, credit spread including issuer default, price or currency exchange rate risk or volatility; to manage liquidity; to control transaction costs; or to enter into replication transactions. For a further discussion of derivative instruments, see the Derivative Instruments section of Note 3.
The Company’s derivative transactions are used in strategies permitted under the derivative use plans required by the State of Connecticut and the State of New York insurance departments.
Accounting and Financial Statement Presentation of Derivative Instruments and Hedging Activities
Derivative instruments are recognized on the consolidated balance sheets at fair value. As of December 31, 2007 and 2006, approximately 89% and 82% of derivatives, respectively, based upon notional values, were priced by valuation models, which utilize independent market data, while the remaining 11% and 18%, respectively, were priced by broker quotations. The derivatives are valued using mid-market level inputs that are predominantly observable in the market place. Inputs used to value derivatives include, but are not limited to, interest swap rates, foreign currency forward and spot rates, credit spreads, interest and equity volatility and equity index levels. The Company performs a monthly analysis on the derivative valuation which includes both quantitative and qualitative analysis. Examples of procedures performed include, but are not limited to, review of pricing statistics and trends, back testing recent trades, analyzing changes in the market environment and monitoring trading volume. This discussion on derivative pricing excludes the GMWB rider and associated reinsurance contracts as well as the reinsurance contracts associated with the GMIB and GMAB products, which are discussed in the preceding paragraphs under “Accounting for Guaranteed Benefits Offered with Variable Annuities” section.
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

Other Investment and/or Risk Management Activities
The Company’s other investment and/or risk management activities primarily relate to strategies used to reduce economic risk or replicate permitted investments and do not receive hedge accounting treatment. Changes in the fair value, including periodic derivative net coupon settlements, of derivative instruments held for other investment and/or risk management purposes are reported in current period earnings as net realized capital gains and losses.
Hedge Documentation and Effectiveness Testing
To qualify for hedge accounting treatment, a derivative must be highly effective in mitigating the designated changes in value or cash flow of the hedged item. At hedge inception, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction. The documentation process includes linking derivatives that are designated as fair-value, cash-flow, foreign-currency or net investment hedges to specific assets or liabilities on the balance sheet or to specific forecasted transactions and defining the effectiveness and ineffectiveness testing methods to be used. The Company also formally assesses, both at the hedge’s inception and ongoing on a quarterly basis, whether the derivatives that are used in hedging transactions have been and are expected to continue to be highly effective in offsetting changes in fair values or cash flows of hedged items. Hedge effectiveness is assessed using qualitative and quantitative methods. Qualitative methods may include comparison of critical terms of the derivative to the hedged item. Quantitative methods include regression or other statistical analysis of changes in fair value or cash flows associated with the hedge relationship. Hedge ineffectiveness of the hedge relationships are measured each reporting period using the “Change in Variable Cash Flows Method”, the “Change in Fair Value Method”, the “Hypothetical Derivative Method”, or the “Dollar Offset Method”.
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
Credit Risk
The Company’s derivative counterparty exposure policy establishes market-based credit limits, favors long-term financial stability and creditworthiness and typically requires credit enhancement/credit risk reducing agreements. Credit risk is measured as the amount owed to the Company based on current market conditions and potential payment obligations between the Company and its counterparties. Credit exposures are generally quantified daily, netted by counterparty for each legal entity of the Company, and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of derivatives exceeds the exposure policy thresholds which do not exceed $10. The Company also minimizes the credit risk in derivative instruments by entering into transactions with high quality counterparties rated A2/A or better, which are monitored by the Company’s internal compliance unit and reviewed frequently by senior management. In addition, the compliance unit monitors counterparty credit exposure on a monthly basis to ensure compliance with Company policies and statutory limitations. The Company also maintains a policy of requiring that derivative contracts, other than exchange traded contracts, currency forward contracts, and certain embedded derivatives, be governed by an International Swaps and Derivatives Association Master Agreement which is structured by legal entity and by counterparty and permits right of offset. To date, the Company has not incurred any losses on derivative instruments due to counterparty nonperformance.

Product Derivatives and Risk Management
The Company offers certain variable annuity products with a guaranteed minimum withdrawal benefit (“GMWB”) rider. The Company has also assumed, through reinsurance, from HLIKK GMIB and GMAB. The fair value of the GMWB, GMIB and GMAB is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. Because of the dynamic and complex nature of these cash flows, best estimate assumptions and stochastic techniques under a variety of market return scenarios are used. Estimating these cash flows involves numerous estimates and subjective judgments including those regarding expected market rates of return, market volatility, correlations of market returns and discount rates. At each valuation date, the Company assumes expected returns based on risk-free rates; market volatility assumptions for each underlying index based on a blend of observed market “implied volatility” data and annualized standard deviations of monthly returns using the most recent 20 years of observed market performance correlations of market returns across underlying indices based on actual observed market returns and relationships over the ten years preceding the valuation date; and current risk-free spot rates, to determine the present value of expected future cash flows produced in the stochastic projection process. Changes in capital market assumptions can significantly change the value of the GMWB, GMIB, and GMAB. In valuing the embedded derivative, the Company attributes to the derivative a portion of the fees collected from the contract holder equal to the present value of future GMWB claims (the “Attributed Fees”). All changes in the fair value of the embedded GMWB derivative are recorded in net realized capital gains and losses. The excess of fees collected from the contract holder over the Attributed Fees are associated with the host variable annuity contract recorded in fee income. Upon adoption of SFAS 157, the Company will revise many of the assumptions used to value GMWB, GMIB and GMAB.
For contracts issued prior to July 2003, the Company has a reinsurance arrangement in place to transfer its risk of loss due to GMWB. This arrangement is recognized as a derivative and carried at fair value in reinsurance recoverables. Changes in the fair value of the reinsurance agreement is recorded in net realized capital gains and losses. As of July 2003, the Company had substantially exhausted all of its reinsurance capacity, with respect to contracts issued after July 2003, and began hedging its exposure to the GMWB rider using a sophisticated program involving interest rate futures, Standard and Poor’s (“S&P”) 500 and NASDAQ index put options and futures contracts and Europe, Australasia and Far East (“EAFE”) Index swaps to hedge GMWB exposure to international equity markets. During 2007, the Company also purchased customized derivative instruments to hedge capital market risks associated with GMWB. For the years ended December 31, 2007, 2006 and 2005, net realized capital gains and losses included the change in market value of the embedded derivative related to the GMWB and GMAB liability, the derivative reinsurance arrangement and the related derivative contracts that were purchased as economic hedges, the net effect of which was a $283 loss, $26 loss and $46 loss, before deferred policy acquisition costs and tax effects, respectively.
A contract is ‘in the money’ if the contract holder’s GRB is greater than the account value. For contracts that were ‘in the money’, the Company’s exposure, after reinsurance, as of December 31, 2007, was $139. However, the only ways the contract holder can monetize the excess of the GRB over the account value of the contract is upon death or if their account value is reduced to zero through a combination of a series of withdrawals that do not exceed a specific percentage of the premiums paid per year and market declines. If the account value is reduced to zero, the contract holder will receive a period certain annuity equal to the remaining GRB. As the amount of the excess of the GRB over the account value can fluctuate with equity market returns on a daily basis the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than $139.
Separate Accounts
The Company maintains separate account assets and liabilities, which are reported at fair value. Separate accounts include contracts, wherein the policyholder assumes the investment risk. Separate account assets are segregated from other investments and investment income and gains and losses accrue directly to the policyholder.
Deferred Policy Acquisition Costs and Present Value of Future Profits
The deferred policy acquisition costs asset and present value of future profits (“PVFP”) intangible asset (hereafter, referred to collectively as “DAC”) related to investment contracts and universal life-type contracts (including variable annuities) are amortized in the same way, over the estimated life of the contracts acquired using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of estimated gross profits (“EGPs”). EGPs are also used to amortize other assets and liabilities on the Company’s balance sheet, such as sales inducement assets and unearned revenue reserves (“URR”). Components of EGPs are used to determine reserves for guaranteed minimum death, income and universal life secondary guarantee benefits accounted for and collectively referred to as “SOP 03-1 reserves”. At December 31, 2007 and 2006, the carrying value of the Company’s DAC asset was $8.4 billion and $7.3 billion, respectively. At December 31, 2007, the sales inducement, unearned revenue reserves, and SOP 03-1 balances were $445, $1.0 billion and $550, respectively. At December 31, 2006, the sales inducement, unearned revenue reserves and SOP 03-1 reserves were $397, $769 and $483, respectively.

For most contracts, the Company estimates gross profits over a 20 year horizon as estimated profits emerging subsequent to year 20 are immaterial. The Company uses other amortization bases for amortizing DAC, such as gross costs (net of reinsurance), as a replacement for EGPs when EGPs are expected to be negative for multiple years of the contract’s life. Actual gross profits, in a given reporting period, that vary from management’s initial estimates result in increases or decreases in the rate of amortization, commonly referred to as a “true-up”, which are recorded in the current period. The true-up recorded for the years ended December 31, 2007, 2006 and 2005 was an increase to amortization of $0, $45 and $27, respectively.
Products sold in a particular year are aggregated into cohorts. Future gross profits for each cohort are projected over the estimated lives of the underlying contracts, and are, to a large extent, a function of future account value projections for individual variable annuity products and to a lesser extent for variable universal life products. The projection of future account values requires the use of certain assumptions. The assumptions considered to be important in the projection of future account value, and hence the EGPs, include separate account fund performance, which is impacted by separate account fund mix, less fees assessed against the contract holder’s account balance, surrender and lapse rates, interest margin, mortality and hedging costs. The assumptions are developed as part of an annual process and are dependent upon the Company’s current best estimates of future events. The Company’s current separate account return assumption is approximately 8% (after fund fees, but before mortality and expense charges). Beginning in 2007, the Company estimated gross profits using the mean of EGPs derived from a set of stochastic scenarios that have been calibrated to our estimated separate account return as compared to prior years where we used a single deterministic estimation.
Estimating future gross profits is a complex process requiring considerable judgment and the forecasting of events well into the future. The estimation process, the underlying assumptions and the resulting EGPs, are evaluated regularly. During the third quarter of 2007 and the fourth quarter of 2006, the Company refined its estimation process for DAC amortization and completed a comprehensive study of assumptions. The Company plans to complete a comprehensive assumption study and refine its estimate of future gross profits during the third quarter of each successive year.
Upon completion of an assumption study, the Company revises its assumptions to reflect its current best estimate, thereby changing its estimate of projected account values and the related EGPs in the DAC, sales inducement and unearned revenue reserve amortization models as well as the SOP 03-1 reserving models. The DAC asset, as well as the sales inducement asset, unearned revenue reserves and SOP 03-1 reserves are adjusted with an offsetting benefit or charge to income to reflect such changes in the period of the revision, a process known as “unlocking”. An unlock that results in an after-tax benefit generally occurs as a result of actual experience or future expectations of product profitability being favorable compared to previous estimates. An unlock that results in an after-tax charge generally occurs as a result of actual experience or future expectations of product profitability being unfavorable compared to previous estimates.
In addition to when a comprehensive assumption study is completed, revisions to best estimate assumptions used to estimate future gross profits are necessary when the EGPs in the Company’s models fall outside of an independently determined reasonable range of EGPs. The Company performs a quantitative process each quarter to determine the reasonable range of EGPs. This process involves the use of internally developed models, which run a large number of stochastically determined scenarios of separate account fund performance. Incorporated in each scenario are assumptions with respect to lapse rates, mortality, and expenses, based on the Company’s most recent assumption study. These scenarios are run for the Company’s individual variable annuity businesses, the Company’s Retirement Plans businesses and for the Company’s individual variable universal life business and are used to calculate statistically significant ranges of reasonable EGPs. The statistical ranges produced from the stochastic scenarios are compared to the present value of EGPs used in the Company’s models. If EGPs used in the Company’s models fall outside of the statistical ranges of reasonable EGPs, an “unlock” would be necessary. If EGPs used in the Company’s models fall inside of the statistical ranges of reasonable EGPs, the Company will not solely rely on the results of the quantitative analysis to determine the necessity of an unlock. In addition, the Company considers, on a quarterly basis, other qualitative factors such as market, product, regulatory and policyholder behavior trends and may also revise EGPs if those trends are expected to be significant and were not or could not be included in the statistically significant ranges of reasonable EGPs.
Unlock Results
During the third quarter of 2007 and the fourth quarter of 2006, the Company completed an annual, comprehensive study of assumptions underlying EGPs, resulting in an “unlock”. The study covered all assumptions, including mortality, lapses, expenses, hedging costs, and separate account returns, in substantially all product lines. The new best estimate assumptions were applied to the current in-force to project future gross profits. The after-tax impact on the Company’s assets and liabilities as a result of the unlock during the third quarter of 2007 was as follows:

		Unearned		Sales
Segment		Revenue	Death Benefit	Inducement
After-tax (charge) benefit	DAC and PVFP	Reserves	Reserves [1]	Assets	Total [2]

Retail	$181	$(5)	$(4)	$9	$181
Retirement Plans	(9)	—	—	—	(9)
Institutional	1	—	—	—	1
Individual Life	24	(8)	—	—	16

Total	$197	$(13)	$(4)	$9	$189

[1]	As a result of the unlock, death benefit reserves, in Retail, decreased $4, pre-tax, offset by a decrease of $10,pre-tax, in reinsurance recoverables.

[2]	The following were the most significant contributors to the unlock amounts recorded during the third quarter of 2007:
•	Actual separate account returns were above our aggregated estimated return.

•	During the third quarter of 2007, the Company estimated gross profits using the mean of EGPs derived from a set of stochastic scenarios that have been calibrated to our estimated separate account return as compared to prior year where we used a single deterministic estimation. The impact of this change in estimation was a benefit of $20, after-tax, for variable annuities.

•	As part of its continual enhancement to its assumption setting processes and in connection with its assumption study, the Company included dynamic lapse behavior assumptions. Dynamic lapses reflect that lapse behavior will be different depending upon market movements. The impact of this assumption change along with other base lapse rate changes was an approximate benefit of $40, after-tax, for variable annuities.
As a result of the unlock in the third quarter of 2007, the Company expects an immaterial change to total Company DAC amortization in 2008.
The after-tax impact on the Company’s assets and liabilities as a result of the unlock during the fourth quarter of 2006 was as follows:

		Unearned	Death	Sales
Segment		Revenue	Benefit	Inducement
After-tax (charge) benefit	DAC and PVFP	Reserves	Reserves [1]	Assets	Total

Retail	$(116)	$5	$(10)	$3	$(118)
Retirement Plans	20	—	—	—	20
Individual Life	(46)	30	—	—	(16)

Total	$(142)	$35	$(10)	$3	$(114)

\1]	As a result of the unlock, death benefit reserves, in the Retail, increased $294, offset by an increase of $279 in reinsurance recoverables.
An “unlock” only revises EGPs to reflect current best estimate assumptions. The Company must also test the aggregate recoverability of the DAC and sales inducement assets by comparing the amounts deferred to the present value of total EGPs. In addition, the Company routinely stress tests its DAC and sales inducement assets for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced a significant sell-off, as the majority of policyholders’ funds in the separate accounts is invested in the equity market. As of December 31, 2007, the Company believed individual variable annuity separate account assets could fall, through a combination of negative market returns, lapses and mortality, by at least 54%, before portions of its DAC and sales inducement assets would be unrecoverable.
Reserve for Future Policy Benefits and Unpaid Losses and Loss Adjustment Expenses
Liabilities for the Company’s group life and disability contracts as well its individual term life insurance policies include amounts for unpaid losses and future policy benefits. Liabilities for unpaid losses include estimates of amounts to fully settle known reported claims as well as claims related to insured events that the Company estimates have been incurred but have not yet been reported. Liabilities for future policy benefits are calculated by the net level premium method using interest, withdrawal and mortality assumptions appropriate at the time the policies were issued. The methods used in determining the liability for unpaid losses and future policy benefits are standard actuarial methods recognized by the American Academy of Actuaries. For the tabular reserves, discount rates are based on the Company’s earned investment yield and the morbidity/mortality tables used are standard industry tables modified to reflect the Company’s actual experience when appropriate. In particular, for the Company’s group disability known claim reserves, the morbidity table for the early durations of claim is based exclusively on the Company’s experience, incorporating factors such as gender, elimination period and diagnosis. These reserves are computed such that they are expected to meet the Company’s future policy obligations. Future policy benefits are computed at amounts that, with additions from estimated premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet the Company’s policy obligations at their maturities or in the event of an insured’s death. Changes in or deviations from the assumptions used for mortality, morbidity, expected future premiums and interest can significantly affect the Company’s reserve levels and related future operations and, as such, provisions for adverse deviation are built into the long-tailed liability assumptions.

Certain contracts classified as universal life-type may also include additional death or other insurance benefit features, such as guaranteed minimum death benefits offered with variable annuity contracts or no lapse guarantees offered with universal life insurance contracts. An additional liability is established for these benefits by estimating the expected present value of the benefits in excess of the projected account value in proportion to the present value of total expected assessments. Excess benefits are accrued as a liability as actual assessments are recorded. Determination of the expected value of excess benefits and assessments are based on a range of scenarios and assumptions including those related to market rates of return and volatility, contract surrender rates and mortality experience. Revisions to assumptions are made consistent with the Company’s process for an unlock. See Life Deferred Policy Acquisition Costs and Present value of Future Benefits in this Note.
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
The Company has classified its institutional and governmental products, without life contingencies, including funding agreements, certain structured settlements and guaranteed investment contracts, as investment contracts. The liability for investment contracts is equal to the balance that accrues to the benefit of the contract holder as of the financial statement date, which includes the accumulation of deposits plus credited interest, less withdrawals and amounts assessed through the financial statement date. Contract holder funds include funding agreements held by VIE issuing medium-term notes.
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
Foreign Currency Translation
Foreign currency translation gains and losses are reflected in stockholder’s equity as a component of accumulated other comprehensive income. The Company’s assumed foreign balance sheet accounts are translated at the exchange rates in effect at each year end and income statement accounts are translated at the average rates of exchange prevailing during the year. The national currencies of the international operations are generally their functional currencies.
Dividends to Policyholders
Policyholder dividends are paid to certain policies, which are referred to as participating policies. Such dividends are accrued using an estimate of the amount to be paid based on underlying contractual obligations under policies and applicable state laws.
Participating life insurance in-force accounted for 7%, 3% and 3% as of December 31, 2007, 2006 and 2005, respectively, of total life insurance in-force. Dividends to policyholders were $11, $22 and $37 for the years ended December 31, 2007, 2006 and 2005, respectively. There were no additional amounts of income allocated to participating policyholders. If limitations exist on the amount of net income from participating life insurance contracts that may be distributed to stockholder’s, the policyholder’s share of net income on those contracts that cannot be distributed is excluded from stockholder’s equity by a charge to operations and a credit to a liability.
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

Earned premiums and incurred losses and loss adjustment expenses reflect the net effects of ceded and assumed reinsurance transactions. Included in other assets are prepaid reinsurance premiums, which represent the portion of premiums ceded to reinsurers applicable to the unexpired terms of the reinsurance contracts. Reinsurance recoverables include balances due from reinsurance companies for paid and unpaid losses and loss adjustment expenses and are presented net of an allowance for uncollectible reinsurance.
Income Taxes
The Company recognizes taxes payable or refundable for the current year and deferred taxes for the tax consequences of differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse.
2. Segment Information
The Company has four reporting segments: Retail Products Group (“Retail”), Retirement Plans (“Retirement”), Institutional Solutions Group (“Institutional”) and Individual Life. In 2007, the Company changed its reporting for realized gains and losses, as well as credit risk charges previously allocated between Other and each of the reporting segments. All segment data for prior reporting periods have been adjusted to reflect the current segment reporting.
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
The Company includes in an Other category its leveraged PPLI product line of business; corporate items not directly allocated to any of its reporting segments; intersegment eliminations, guaranteed minimum income benefit (“GMIB’), guaranteed minimum death benefit (“GMDB”) and guaranteed minimum accumulation benefit (“GMAB”) reinsurance assumed from Hartford Life Insurance KK (“HLIKK”), a related party and subsidiary of Hartford Life, as well as certain group benefit products, including group life and group disability insurance that is directly written by the Company and for which nearly half is ceded to its parent, HLA.
The accounting policies of the reportable operating segments are the same as those described in the summary of significant accounting policies in Note 1. The Company evaluates performance of its segments based on revenues, net income and the segment’s return on allocated capital. Each operating segment is allocated corporate surplus as needed to support its business.

The following tables represent summarized financial information concerning the Company’s segments.

Revenues by Product Line	For the years ended December 31,
Revenues	2007	2006	2005
Life
Earned premiums, fees, and other considerations
Retail
Individual annuity:
Individual variable annuity	$2,103	$1,835	$1,629
Fixed / MVA Annuity	1	3	(2)
Other	—	—	—

Total Retail	2,104	1,838	1,627
Retirement Plans
401(k)	179	154	106
403(b)/457	50	45	43

Total Retirement Plans	229	199	149
Institutional
IIP	1,012	623	516
PPLI	224	103	105

Total Institutional	1,236	726	621
Individual Life
Total Individual Life	760	780	716
Other	163	117	147

Total Life premiums, fees, and other considerations	4,492	3,660	3,260

Net investment income	3,048	2,728	2,569
Net realized capital losses	(934)	(299)	75

Total Life	6,606	6,089	5,904

Net Income (Loss)	2007	2006	2005
Retail	$663	$397	$480
Retirement Plans	53	94	73
Institutional	7	69	107
Individual Life	169	137	157
Other	(152)	34	92

Total net income	$740	$731	$909

Net investment income
Retail	$815	$835	$934
Retirement Plans	355	326	311
Institutional	1,226	987	784
Individual Life	331	293	272
Other	321	287	268

Total net investment income	$3,048	$2,728	$2,569

Amortization of deferred policy acquisition and present value of future profits
Retail	$316	$913	$685
Retirement Plans	58	(4)	31
Institutional	23	32	32
Individual Life	117	235	198
Other	1	(1)	(1)

Total amortization of DAC	$515	$1,175	$945

Income tax expense (benefit)
Retail	$137	$(40)	$11
Retirement Plans	14	35	22
Institutional	(5)	26	49
Individual Life	81	60	73
Other [1]	(59)	22	52

Total income tax expense	$168	$103	$207

	December 31,
	2007	2006
Assets
Retail	$135,244	$129,158
Retirement Plans	28,157	24,596
Institutional	77,990	65,897
Individual Life	15,151	13,810
Other	9,670	8,009

Total assets	$266,212	$241,470

DAC
Retail	$5,182	$4,561
Retirement Plans	658	543
Institutional	143	111
Individual Life	2,411	2,119
Other	(1)	—

Total DAC	$8,393	$7,334

Reserve for Future Policy Benefits
Retail	$944	$845
Retirement Plans	333	357
Institutional	6,657	5,711
Individual Life	685	575
Other	777	721

Total Reserve for Future Policy Benefits	$9,396	$8,209

	December 31,
	2007	2006
Other Policyholder Funds
Retail	$15,391	$15,008
Retirement Plans	5,591	5,544
Institutional	12,455	11,401
Individual Life	5,210	4,845
Other	3,730	3,393

Total Other Policyholder Funds	$42,377	$40,191

3. Investments and Derivative Instruments

	For the years ended December 31,
Components of Net Investment Income	2007	2006	2005

Fixed maturities [1]	$2,710	$2,459	$2,275
Policy loans	132	140	142
Mortgage loans on real estate	227	126	64
Other investments	35	53	125

Gross investment income	3,104	2,778	2,606
Less: Investment expenses	56	50	37

Net investment income	$3,048	$2,728	$2,569

Components of Net Realized Capital Gains (Losses)

Fixed maturities	$(248)	$(105)	$57
Equity securities	(46)	(3)	8
Foreign currency transaction remeasurements	102	18	157
Derivatives and other [2]	(742)	(209)	(147)

Net realized capital gains (losses)	$(934)	$(299)	$75

[1]	Includes income on short-term bonds.

[2]	Primarily consists of changes in fair value on non-qualifying derivatives, changes in fair value of certain derivatives in fair value hedge relationships and hedge ineffectiveness on qualifying derivative instruments.

Components of Net Unrealized Gains (Losses) on	For the years ended December 31,
Available-for-Sale Securities	2007	2006	2005

Fixed maturities	$(597)	$800	$986
Equity securities	(42)	8	7
Net unrealized gains credited to policyholders	3	(4)	(9)

Net unrealized gains	(636)	804	984
Deferred income taxes and other items	(304)	304	407

Net unrealized gains (losses), net of tax — end of year	(332)	500	577
Net unrealized gains, net of tax — beginning of year	500	577	1,124

Change in unrealized losses on available-for-sale securities	$(832)	$(77)	$(547)

Components of Fixed Maturity Investments

	As of December 31, 2007				As of December 31, 2006
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Bonds and Notes
ABS	$7,602	$24	$(519)	$7,107	$6,170	$38	$(41)	$6,167
CMOs
Agency backed	793	18	(3)	808	778	8	(5)	781
Non-agency backed	411	4	(2)	413	76	—	—	76
Commercial mortgage-backed securities (“CMBS”)	11,515	159	(572)	11,102	10,806	146	(71)	10,881
Corporate	21,928	807	(571)	22,164	21,982	911	(206)	22,687
Government/Government agencies
Foreign	465	35	(2)	498	568	44	(4)	608
United States	516	14	(1)	529	542	2	(5)	539
MBS	1,750	15	(15)	1,750	1,808	6	(31)	1,783
States, municipalities and political subdivisions	1,226	32	(20)	1,238	1,114	23	(15)	1,122
Redeemable preferred stock	2	2	(2)	2	2	—	—	2

Total fixed maturities	$46,208	$1,110	$(1,707)	$45,611	$43,846	$1,178	$(378)	$44,646

The amortized cost and estimated fair value of fixed maturity investments at December 31, 2007 by contractual maturity year are shown below.

Maturity	Amortized Cost	Fair Value

One year or less	$767	$805
Over one year through five years	7,389	7,675
Over five years through ten years	6,041	5,994
Over ten years	21,455	21,059

Subtotal	35,652	35,533
ABS, MBS, and CMOs	10,556	10,078

Total	$46,208	$45,611

Estimated maturities may differ from contractual maturities due to security call or prepayment provisions because of the potential for prepayment on certain mortgage- and asset-backed securities which is why ABS, MBS, and CMOs are not categorized by contractual maturity. The CMBS are categorized by contractual maturity because they generally are not subject to prepayment risk as these securities are generally structured to include forms of call protections such as yield maintenance charges, prepayment penalties or lockouts, and defeasance.
Sales of Fixed Maturity and Available-for-Sale Equity Security Investments

	For the years ended December 31,
	2007	2006	2005

Sale of Fixed Maturities
Sale proceeds	$12,415	$16,159	$15,784
Gross gains	246	210	302
Gross losses	(135)	(230)	(218)
Sale of Available-for-Sale Equity Securities
Sale proceeds	$296	$249	$38
Gross gains	12	5	8
Gross losses	(7)	(5)	—

Concentration of Credit Risk
The Company aims to maintain a diversified investment portfolio including issuer, sector and geographic stratification, where applicable, and has established certain exposure limits, diversification standards and review procedures to mitigate credit risk.
The Company is not exposed to any concentration of credit risk of a single issuer greater than 10% of the Company’s stockholder’s equity other than U.S. government and certain U.S. government agencies. Other than U.S. government and U.S. government agencies, the Company’s largest three exposures by issuer including multiple investment grade tranches of the same security as of December 31, 2007 were Wachovia Bank Commercial Mortgage Trust, Goldman Equity Office Properties and PARCS-R and as of December 31, 2006 were Wachovia Bank Commercial Mortgage Trust, General Electric Company, and Citigroup, Inc., which each comprise less than 1.0%, of total invested assets. Wachovia Bank Commercial Mortgage Trust, Goldman Equity Office Properties, and PARCS-R include multiple investment grade tranches.
The Company’s largest three exposures by sector, as of December 31, 2007 and 2006, were commercial mortgage and real estate, financial services and residential mortgages which comprised approximately 28%, 14% and 10%, respectively, for 2007 and 26%, 13% and 8%, respectively, for 2006, of total invested assets.
The Company’s investments in states, municipalities and political subdivisions are geographically dispersed throughout the United States. As of December 31, 2007 and 2006, the largest concentrations were in California, Oregon, and Illinois which each comprised less than 1% of total invested assets, respectively.
Security Unrealized Loss Aging
The Company has a security monitoring process overseen by a committee of investment and accounting professionals that, on a quarterly basis, identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired. For further discussion regarding the Company’s other-than-temporary impairment policy, see the Investments section of Note 2. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, management’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in market value, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that the prices of the securities in the sectors identified in the tables below were temporarily depressed as of December 31, 2007 and 2006.
The following tables present amortized cost, fair value and unrealized losses for the Company’s fixed maturity and available-for-sale equity securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2007.

	2007
	Less Than 12 Months			12 Months or More			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses

ABS	$6,271	$5,789	$(482)	$497	460	$(37)	$6,768	$6,249	$(519)
CMOs
Agency backed	270	268	(2)	60	59	(1)	330	327	(3)
Non-agency backed	97	96	(1)	33	32	(1)	130	128	(2)
CMBS	5,493	5,010	(483)	1,808	1,719	(89)	7,301	6,729	(572)
Corporate	8,354	7,920	(434)	2,554	2,417	(137)	10,908	10,337	(571)
Government/Government agencies
Foreign	86	84	(2)	43	43	—	129	127	(2)
United States	136	135	(1)	7	7	—	143	142	(1)
MBS	49	48	(1)	760	746	(14)	809	794	(15)
States, municipalities and political subdivisions	383	373	(10)	189	179	(10)	572	552	(20)
Redeemable preferred stock	4	2	(2)	—	—	—	4	2	(2)

Total fixed maturities	21,143	19,725	(1,418)	5,951	5,662	(289)	27,094	25,387	(1,707)
Common stock	106	102	(4)	—	—	—	106	102	(4)
Non-redeemable preferred stock	509	463	(46)	20	19	(1)	529	482	(47)

Total equity	615	565	(50)	20	19	(1)	635	584	(51)

Total temporarily impaired securities	$21,758	$20,290	$(1,468)	$5,971	$5,681	$(290)	$27,729	$25,971	$(1,758)
z

As of December 31, 2007, fixed maturities, comprised of approximately 2,920 securities, accounted for approximately 97% of the Company’s total unrealized loss amount. The remaining 3% primarily consisted of non-redeemable preferred stock in the financial services sector, the majority of which were in an unrealized loss position for less than six months. Other-than-temporary impairments for certain ABS and CMBS are recognized if the fair value of the security, as determined by external pricing sources, is less than its cost or amortized cost and there has been a decrease in the present value of the expected cash flows since the last reporting period. Based on management’s best estimate of future cash flows, there were no such ABS and CMBS in an unrealized loss position as of December 31, 2007 that were deemed to be other-than-temporarily impaired.
Fixed maturity securities in an unrealized loss position for less than twelve months were comprised of approximately 1,850 securities. The majority of these securities are investment grade fixed maturities depressed due to changes in credit spreads from the date of purchase. As of December 31, 2007, 81% were securities priced at or greater than 90% of amortized cost. The remaining securities were primarily composed of CMBS, ABS, and corporate securities in the financial services sector, of which 78% had a credit rating of A or above as of December 31, 2007. The severity of the depression resulted from credit spread widening due to tightened lending conditions and the market’s flight to quality securities.
Fixed maturity securities depressed for twelve months or more as of December 31, 2007 were comprised of approximately 1,160 securities, with the majority of the unrealized loss amount relating to CMBS, corporate fixed maturities within the financial services sector and ABS. A description of the events contributing to the security types’ unrealized loss position and the factors considered in determining that recording an other-than-temporary impairment was not warranted are outlined below.
CMBS — The CMBS in an unrealized loss position for twelve months or more as of December 31, 2007 were primarily the result of credit spreads widening from the security purchase date. The recent price depression resulted from widening credit spreads primarily due to tightened lending conditions and the market’s flight to quality securities. However, commercial real estate fundamentals still appear strong with delinquencies, defaults and losses holding to relatively low levels. Substantially all of these securities are investment grade securities with an average price of 96% of amortized cost as of December 31, 2007. Future changes in fair value of these securities are primarily dependent on sector fundamentals, credit spread movements, and changes in interest rates.
Corporate — Corporate securities in an unrealized loss position for twelve months or more as of December 31, 2007 were primarily the result of credit spreads widening from the security purchase date primarily due to tightened lending conditions and the market’s flight to quality securities. Substantially all of these securities are investment grade securities with an average price of 96% of amortized cost. Future changes in fair value of these securities are primarily dependent on the extent of future issuer credit losses, return of liquidity, and changes in general market conditions, including interest rates and credit spread movements.
Mortgage Loans
The carrying value of mortgage loans on real estate was $4.2 billion and $2.6 billion as of December 31, 2007 and 2006, respectively. The Company’s mortgage loans are collateralized by a variety of commercial and agricultural properties. The mortgage loans are diversified both geographically throughout the United States and by property type. At December 31, 2007 and 2006, the Company held no impaired, restructured, delinquent or in-process-of-foreclosure mortgage loans. The Company had no valuation allowance for mortgage loans at December 31, 2007 and 2006.
The following table presents commercial mortgage loans by region and property type.

Commercial Mortgage Loans on Real Estate by Region
	December 31, 2007		December 31, 2006
	Carrying Value	Percent of Total	Carrying Value	Percent of Total

East North Central	$101	2.4%	$94	3.6%
East South Central	—	—	—	—
Middle Atlantic	503	12.1%	470	17.9%
Mountain	101	2.4%	24	0.9%
New England	348	8.4%	166	6.3%
Pacific	959	23.0%	523	19.9%
South Atlantic	749	18.0%	551	20.9%
West North Central	25	0.6%	6	0.2%
West South Central	179	4.3%	100	3.8%
Other [1]	1,201	28.8%	697	26.5%

Total	$4,166	100.0%	$2,631	100.0%

[1]	Includes multi-regional properties.

Commercial Mortgage Loans on Real Estate by Property Type
	December 31, 2007		December 31, 2006
	Carrying Value	Percent of Total	Carrying Value	Percent of Total

Industrial	$424	10.2%	$298	11.3%
Lodging	424	10.2%	413	15.7%
Agricultural	236	5.7%	58	2.2%
Multifamily	708	17.0%	250	9.5%
Office	1,550	37.2%	1,130	43.0%
Retail	702	16.8%	352	13.4%
Other	122	2.9%	130	4.9%

Total	$4,166	100.0%	$2,631	100.0%

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

	December 31, 2007			December 31, 2006
	Carrying		Maximum Exposure to	Carrying		Maximum Exposure to
	Value [1]	Liability [2]	Loss [3]	Value [1]	Liability [2]	Loss [3]

Collateralized loan obligations (“CLOs”) and other funds [4]	$359	$199	$171	$296	$167	$136
Limited partnerships	309	121	150	103	15	75
Other investments [5]	65	—	81	—	—	—

Total [6]	$733	$320	$402	$399	$182	$211

[1]	The carrying value of CLOs and other funds and Other investments is equal to fair value. Limited partnerships are accounted for under the equity method.

[2]	Creditors have no recourse against the Company in the event of default by the VIE.

[3]	The maximum exposure to loss does not include changes in fair value or the Company’s proportionate shares of earnings associated with limited partnerships accounted for under the equity method. The Company’s maximum exposure to loss as of December 31, 2007 and 2006 based on the carrying value was $413 and $217, respectively. The Company’s maximum exposure to loss as of December 31, 2007 and 2006 based on the Comany’s initial co-investment or amortized cost basis was $402 and $211, respectively.

[4]	The Company provides collateral management services and earns a fee associated with these structures.

[5]	Other investments include investment structures that are backed by preferred securities.

[6]	As of December 31, 2007 and 2006, the Company had relationships with six and four VIEs, respectively, where the Company was the primary beneficiary.
In addition to the VIEs described above, as of December 31, 2007, the Company held variable interests in four VIEs, where the Company is not the primary beneficiary and as a result, these are not consolidated by the Company. As of December 31, 2007, these VIEs included two collateralized bond obligations and two CLOs which are managed by HIMCO. These investments have been held by the Company for a period of one year. The maximum exposure to loss consisting of the Company’s investments based on the amortized cost of the non-consolidated VIEs was approximately $100 as of December 31, 2007 For the year ended December 31, 2007 the Company recognized $1 of the maximum exposure to loss representing an other-than-temporary impairment recorded as a realized capital loss.
HIMCO is the collateral manager for four market value CLOs (included in the VIE discussion above) that invest in senior secured bank loans through total return swaps. For two of the CLOs, the Company has determined it is the primary beneficiary and accordingly consolidates the transactions. The maximum exposure to loss for these two consolidated CLOs, which is included in the “Collateral loan obligations and other funds” line in the table above, is $74 of which the Company has recognized a realized capital loss of $19. The Company is not the primary beneficiary for the remaining two CLOs, but maintains a significant involvement in the transactions. The maximum exposure to loss for these remaining two CLOs, included in the $100 in the preceding paragraph, is $14. The CLOs have triggers that allow the total return swap counterparty to terminate the transactions if the fair value of the aggregate referenced bank loan portfolio declines below a stated level.

Derivative Instruments
The Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards, futures and options to achieve one of four Company approved objectives: to hedge risk arising from interest rate, equity market, credit spread including issuer default, price or currency exchange rate risk or volatility; to manage liquidity; to control transaction costs; or to enter into replication transactions.
On the date the derivative contract is entered into, the Company designates the derivative as a fair-value hedge, cash-flow hedge, foreign-currency hedge, net investment hedge, or held for other investment and/or risk management purposes.
The Company’s derivative transactions are used in strategies permitted under the derivatives use plans required by the State of Connecticut and the State of New York insurance departments.
Derivative instruments are recorded in the consolidated balance sheets at fair value. Asset and liability values are determined by calculating the net position, taking into account income accruals and cash collateral held, for each derivative counterparty by legal entity and are presented as of December 31, as follows:

	Asset Values		Liability Values
	2007	2006	2007	2006

Other investments	$446	$271	$—	$—
Reinsurance recoverables	128	—	—	22
Other policyholder funds and benefits payable	2	172	801	—
Consumer notes	—	—	5	1
Other liabilities	—	—	354	589

Total	$576	$443	$1,160	$612

The following table summarizes the derivative instruments used by the Company and the primary hedging strategies to which they relate. Derivatives in the Company’s separate accounts are not included because the associated gains and losses accrue directly to policyholders. The notional value of derivative contracts represents the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. The fair value amounts of derivative assets and liabilities are presented on a net basis as of December 31, 2007 and 2006. The total ineffectiveness of all cash-flow, fair-value and net investment hedges and total change in value of other derivative-based strategies which do not qualify for hedge accounting treatment, including periodic derivative net coupon settlements, are presented below on an after-tax basis for the years ended December 31, 2007 and 2006.

					Hedge
					Ineffectiveness,
	Notional Amount		Fair Value		After-tax
Hedging Strategy	2007	2006	2007	2006	2007		2006

Cash-Flow Hedges
Interest rate swaps
Interest rate swaps are primarily used to convert interest receipts on floating-rate fixed maturity securities to fixed rates. These derivatives are predominantly used to better match cash receipts from assets with cash disbursements required to fund liabilities.

Interest rate swaps are also used to hedge a portion of the Company’s floating-rate guaranteed investment contracts. These derivatives convert the floating-rate guaranteed investment contract payments to a fixed rate to better match the cash receipts earned from the supporting investment portfolio.	$4,019	$4,560	$73	$(19)		$1	$(8)

Foreign currency swaps
Foreign currency swaps are used to convert foreign denominated cash flows associated with certain foreign denominated fixed maturity investments to U.S. dollars. The foreign fixed maturities are primarily denominated in euros and are swapped to minimize cash flow fluctuations due to changes in currency rates. In addition, foreign currency swaps are also used to convert foreign denominated cash flows associated with certain liability payments to U.S. dollars in order to minimize cash flow fluctuations due to changes in currency rates.	1,226	1,420	(269)	(318)	(1)		(4)

Fair-Value Hedges
Interest rate swaps
Interest rate swaps are used to hedge the changes in fair value of certain fixed rate liabilities and fixed maturity securities due to changes in the benchmark interest rate, LIBOR.	3,594	3,303	(38)	7	—		—

Foreign currency swaps
Foreign currency swaps are used to hedge the changes in fair value of certain foreign denominated fixed rate liabilities due to changes in foreign currency rates.	696	492	25	(9)	—		—

Total cash-flow and fair-value hedges	$9,535	$9,775	$(209)	$(339)	$—		$(12)

					Derivative
					Change in Value,
	Notional Amount		Fair Value		After-tax
Hedging Strategy	2007	2006	2007	2006	2007	2006

Other Investment and/or Risk Management Activities

Interest rate swaps, caps and floors
The Company uses interest rate swaps, caps and floors to manage duration risk between assets and liabilities in certain portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps in hedging relationships, thereby offsetting the changes in value of the original swap.	$6,666	$4,911	$—	$(15)	$15	$(27)

Interest rate forwards
The Company uses interest rate forwards to replicate the purchase of mortgage-backed securities to manage duration risk and liquidity.	—	644	—	(4)	(1)	5

Foreign currency swaps and forwards
The Company enters into foreign currency swaps and forwards to hedge the foreign currency exposures in certain of its foreign fixed maturity investments.	199	162	(8)	(11)	(5)	(7)

Credit default and total return swaps
The Company enters into credit default swap agreements in which the Company assumes credit risk of an individual entity, referenced index or asset pool. These contracts entitle the Company to receive a periodic fee in exchange for an obligation to compensate the derivative counterparty should a credit event occur on the part of the referenced security issuers. The maximum potential future exposure to the Company is the notional value of the swap contracts, which is $1,202 and $786, after-tax, as of December 31, 2007 and 2006, respectively.	1,849	1,209	(235)	(92)	(83)	20

The Company also assumes credit risk through total return and credit index swaps which reference a specific index or collateral portfolio. The maximum potential future exposure to the Company for the credit index swaps is the notional value and for the total return swaps is the cash collateral associated with the transaction, which has termination triggers that limit investment losses. As of December 31, 2007 and 2006, the maximum potential future exposure to the Company from such contracts is $639 and $707, after-tax, respectively.	1,731	1,629	(62)	1	(48)	1

The Company enters into credit default swap agreements, in which the Company reduces credit risk to an individual entity. These contracts require the Company to pay a derivative counterparty a periodic fee in exchange for compensation from the counterparty should a credit event occur on the part of the referenced security issuer. The Company entered into these agreements as an efficient means to reduce credit exposure to specified issuers or sectors.	3,494	1,882	56	(8)	38	(6)

Yen fixed annuity hedging instruments
The Company enters into currency rate swaps and forwards to mitigate the foreign currency exchange rate and yen interest rate exposures associated with the yen denominated individual fixed annuity product. The associated liability is adjusted for changes in spot rates which was $(66) and $12, after-tax, as of December 31, 2007 and 2006, respectively, and offsets the derivative.	1,849	1,869	(115)	(225)	34	(64)

GMWB product derivatives
The Company offers certain variable annuity products with a GMWB rider. The GMWB is a bifurcated embedded derivative that provides the policyholder with a GRB if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. The policyholder also has the option, after a specified time period, to reset the GRB to the then-current account value, if greater. The notional value of the embedded derivative is the GRB balance. For a further discussion, see the Derivative Instruments section of Note 2.	44,852	37,769	(707)	53	(430)	79

					Derivative
					Change in Value,
	Notional Amount		Fair Value		After-tax
Hedging Strategy	2007	2006	2007	2006	2007	2006

GMWB reinsurance contracts
Reinsurance arrangements are used to offset the Company’s exposure to the GMWB embedded derivative for the lives of the host variable annuity contracts. The notional amount of the reinsurance contracts is the GRB amount.	6,579	7,172	128	(22)	83	(19)

					Derivative
					Change in Value,
	Notional Amount		Fair Value		After-tax
Hedging Strategy	2007	2006	2007	2006	2007	2006

GMWB hedging instruments
The Company enters into derivative contracts to economically hedge exposure to the volatility associated with the portion of the GMWB liabilities which are not reinsured. These derivative contracts include customized swaps, interest rate swaps and futures, and equity swaps, put and call options, and futures, on certain indices including the S&P 500 index, EAFE index, and NASDAQ index.	$21,357	$8,379	$642	$346	$167	$(77)

Guaranteed minimum benefit product reinsurance contracts
Reinsurance arrangements are used to offset the Company’s exposure to the GMIB and GMAB embedded derivatives for the lives of the host variable annuity contracts. The reinsurance contracts are accounted for as free-standing derivative contracts. The notional amount of the reinsurance contracts is the yen denominated GRB balance value converted at the year-end yen to U.S. dollar foreign spot exchange rate.	18,065	11,304	(70)	119	(101)	(35)

Equity index swaps and options
The Company offers certain equity indexed products, which may contain an embedded derivative that requires bifurcation. The Company enters into S&P index swaps and options to economically hedge the equity volatility risk associated with these embedded derivatives. In addition, the Company is exposed to bifurcated options embedded in certain fixed maturity investments.	149	25	(22)	(1)	1	—

Statutory reserve hedging instruments
The Company purchases one and two year S&P 500 put option contracts to economically hedge the statutory reserve impact of equity risk arising primarily from GMDB and GMWB obligations against a decline in the equity markets.	661	2,220	18	29	(14)	(9)

Coinsurance and modified coinsurance reinsurance contract
During 2007, a subsidiary insurance company entered into a coinsurance with funds withheld and modified coinsurance reinsurance agreement (“Agreement”) with an affiliate reinsurance company to provide statutory surplus relief for certain life insurance policies. The Agreement is accounted for as a financing transaction for GAAP and includes a compound embedded derivative.	655	—	—	—	—	—

Total other investment and/or risk management activities	$108,106	$79,175	$(375)	$170	$(344)	$(139)

Total derivatives [1]	$117,641	$88,950	$(584)	$(169)	$(344)	$(151)

[1]	Derivative change in value includes hedge ineffectiveness for cash-flow and fair-value hedges and total change in value, including periodic derivative net coupon settlements, of derivatives held for other investment and/or risk management activities.
The increase in notional amount since December 31, 2006, is primarily due to an increase in embedded derivatives associated with the GMWB rider, an increase in the related GMWB hedging derivatives, and an increase in the guaranteed minimum benefit riders reinsured from a related party. The Company offers certain variable annuity products with a GMWB rider, which is accounted for as an embedded derivative. For further discussion on the GMWB rider, refer to Note 8 of Notes to Consolidated Financial Statements. For further discussion of the internal reinsurance of the guaranteed minimum benefit riders, including GMIB and GMAB products, which are accounted for as free standing derivatives, refer to Note 8 and Note 16 of Notes to Consolidated Financial Statements.
The increase in notional of GMWB embedded derivatives is primarily due to additional product sales. The increase in notional of GMWB hedging derivatives primarily related to two customized swap contracts that were entered into during 2007 to hedge certain risk components for the remaining term of certain blocks of non-reinsured GMWB riders. These customized derivative contracts provide protection from capital markets risks based on policyholder behavior assumptions as specified by the Company. As of December 31, 2007, these swaps had a notional value of $12.8 billion and a market value of $50. Due to the significance of the non-observable inputs associated with pricing these derivatives, the initial difference between the transaction price and modeled value was deferred in accordance with EITF No. 02-3 “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” and included in Other Assets in the Condensed Consolidated Balance Sheets. The deferred loss of $51 will be recognized in retained earnings upon the adoption of SFAS 157. In addition, the change in value of the customized derivatives due to the initial adoption of SFAS 157 of $35 will also be recorded in retained earnings with subsequent changes in fair value recorded in net realized capital gains (losses).

The increase in notional of the reinsurance of guaranteed minimum benefit riders is primarily due GMIB product sales as well as depreciation of the U.S. dollar compared to the yen. Also contributing to the increase is a new reinsurance agreement entered into effective September 30, 2007, related to the GMAB rider, which is also accounted for as a free-standing derivative.
The decrease in net fair value of derivative instruments since December 31, 2006, was primarily related to GMWB related derivatives, the internal reinsurance contract associated with GMIB, and credit derivatives, partially offset by the Japanese fixed annuity hedging instruments, interest rate derivatives, and foreign currency swaps. The GMWB related derivatives decreased in value primarily due to liability model assumption updates and modeling refinements made during the year, including those for dynamic lapse behavior and correlations of market returns across underlying indices as well as those to reflect newly reliable market inputs for volatility. The internal reinsurance contract associated with GMIB decreased in value primarily as a result of liability model refinements, a decrease in interest rates, and changes in equity volatility levels. Credit derivatives, including credit default swaps, credit index swaps, and bank loan total return swaps, declined in value due to credit spreads widening. Credit spreads widened primarily due to the deterioration in the U.S. housing market, tightened lending conditions, the market’s flight to quality securities, as well as increased likelihood of a U.S. recession. The Japanese fixed annuity contract hedging instruments increased in value primarily due to appreciation of the Japanese yen in comparison to the U.S. dollar. Interest rate derivatives increased in value primarily due to the decline in interest rates. The fair value of foreign currency swaps hedging foreign bonds increased primarily as a result of the sale of certain swaps that were in loss positions due to the weakening of the U.S. dollar in comparison to certain foreign currencies.
The total change in value for derivative-based strategies that do not qualify for hedge accounting treatment (“non-qualifying strategies”), including periodic derivative net coupon settlements, are reported in net realized capital gains (losses). For the years ended December 31, 2007 and 2006, these non-qualifying strategies resulted in after-tax net losses of $(344) and $(139), respectively. For the year ended December 31, 2007, net losses were primarily comprised of net losses on the GMWB related derivatives, net losses on credit derivatives, and net losses associated with the internal reinsurance of GMIB. The net losses on the GMWB rider embedded derivatives were primarily due to liability model assumption updates and modeling refinements made during the year, including those for dynamic lapse behavior and correlations of market returns across underlying indices, as well as other assumption updates made during the second quarter to reflect newly reliable market inputs for volatility. The net losses on credit derivatives, including credit default swaps, credit index swaps, and total return swaps, were due to credit spreads widening. The net losses associated with the internal reinsurance of GMIB were primarily driven by liability model refinements, a decrease in interest rates, and changes in equity volatility levels. For the year ended December 31, 2006, losses were largely comprised of losses on the reinsurance of GMIB, net losses on GMWB rider and hedging derivatives primarily driven by modeling refinements, net losses on interest rate derivatives due to an increase in interest rates, and net losses on the Japanese fixed annuity hedging instruments primarily due to an increase in Japan interest rates.
As of December 31, 2007 and 2006, the after-tax deferred net (losses) on derivative instruments recorded in accumulated other comprehensive income (loss) (“AOCI”) that are expected to be reclassified to earnings during the next twelve months are $(16) and $(8), respectively. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. For the year ended December 31, 2007 and 2006, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
For the year ended December 31, 2005, after-tax net gains (losses) representing the total ineffectiveness of all cash-flow hedges was $(6) and fair-value hedges was $2, while there were no net gains (losses) on net investment hedges.
Securities Lending and Collateral Arrangements
The Company participates in securities lending programs to generate additional income, whereby certain domestic fixed income securities are loaned for a specified period of time from the Company’s portfolio to qualifying third parties, via two lending agents. Borrowers of these securities provide collateral of 102% of the market value of the loaned securities. Acceptable collateral may be in the form of cash or U.S. Government securities. The market value of the loaned securities is monitored and additional collateral is obtained if the market value of the collateral falls below 100% of the market value of the loaned securities. Under the terms of securities lending programs, the lending agent indemnifies the Company against borrower defaults. As of December 31, 2007 and 2006, the fair value of the loaned securities was approximately $2.1 billion and $1.6 billion, respectively, and was included in fixed maturities, equities, available for sale, and short-term investments in the consolidated balance sheets. The Company earns income from the cash collateral or receives a fee from the borrower. The Company recorded before-tax income from securities lending transactions, net of lending fees, of $6 and $2 for the years ended December 31, 2007 and 2006, respectively, which was included in net investment income.

The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of December 31, 2007 and 2006, collateral pledged having a fair value of $355 and $441, respectively, was included in fixed maturities in the consolidated balance sheets.
The classification and carrying amount of the loaned securities and the collateral pledged at December 31, 2007 and 2006, were as follows:

Loaned Securities and Collateral Pledged	2007	2006

ABS	$4	$3
CMO	21	—
CMBS	244	169
Corporate	1,554	1,339
MBS	221	152
Government/Government Agencies
Foreign	14	4
United States	303	327
Short-term	1	—
Preferred stock	53	—

Total	$2,415	$1,994

As of December 31, 2007 and 2006, the Company had accepted collateral relating to securities lending programs and collateral arrangements consisting of cash, U.S. Government and U.S. Government agency securities with a fair value of $3.3 billion and $1.8 billion, respectively. At December 31, 2007 and 2006, cash collateral of $3.1 billion and $1.6 billion, respectively, was invested and recorded in the consolidated balance sheets in fixed maturities with a corresponding amount predominately recorded in other liabilities. At December 31, 2007 and 2006, cash received from derivative counterparties of $175 and $109, respectively, was netted against the derivative assets values in accordance with FSP FIN 39-1 and recorded in other assets. For further discussion on the adoption of FSP FIN 39-1, see Note 2. The Company is only permitted by contract to sell or repledge the noncash collateral in the event of a default by the counterparty. The Company incurred no counterparty default for the years ended December 31, 2007 and 2006. As of December 31, 2007 and 2006, noncash collateral accepted was held in separate custodial accounts.
Securities on Deposit with States
The Company is required by law to deposit securities with government agencies in states where it conducts business. As of December 31, 2007 and 2006, the fair value of securities on deposit was approximately $14 and $9, respectively.
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
For policy loans and short-term investments, carrying amounts approximate fair value.
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
Fair value of consumer notes is based on discounted cash flow calculations based on the current market rates.
The carrying amount and fair values of the Company’s financial instruments as of December 31, 2007 and 2006 were as follows:

	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets
Fixed maturities	$45,611	$45,611	$44,646	$44,646
Equity securities	722	722	276	276
Policy loans	2,016	2,016	2,009	2,009
Mortgage loans on real estate	4,166	4,169	2,631	2,619
Short-term investments	752	752	694	694
Other investments [1]	480	480	273	273

Liabilities
Other policyholder funds and benefits payable [2]	$15,148	15,097	$13,931	$13,186
Consumer notes	809	814	258	260

[1]	2007 and 2006 includes $446 and $271 of derivative related assets, respectively.

[2]	Excludes universal life insurance contracts, including corporate owned life insurance.
5. Reinsurance
The Company cedes insurance to other insurers in order to limit its maximum losses to diversify its exposures and provide surplus relief. Such transfers do not relieve the Company of its primary liability and, as such, failure of reinsurers to honor their obligations could result in losses to the Company. The Company also assumes reinsurance from other insurers and is a member of and participates in several reinsurance pools and associations. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. As of December 31, 2007and 2006, the Company had no reinsurance recoverables and related concentrations of credit risk greater than 10% of the Company’s stockholder’s equity.
In accordance with normal industry practice, the Company is involved in both the cession and assumption of insurance with other insurance and reinsurance companies. As of December 31, 2007, the Company’s policy for the largest amount retained on any one life doubled from $5 to $10 compared to the corresponding 2006 and 2005 periods.
Insurance fees, earned premiums and other were comprised of the following:

	For the years ended December 31,
	2007	2006	2005

Gross fee income, earned premiums and other	$5,173	$4,360	$4,019
Reinsurance assumed	13	19	39
Reinsurance ceded	(694)	(719)	(798)

Net fee income, earned premiums and other	$4,492	$3,660	$3,260

The Company reinsures certain of its risks to other reinsurers under yearly renewable term, coinsurance, and modified coinsurance arrangements. Yearly renewable term and coinsurance arrangements result in passing all or a portion of the risk to the reinsurer. Generally, the reinsurer receives a proportionate amount of the premiums less an allowance for commissions and expenses and is liable for a corresponding proportionate amount of all benefit payments. Modified coinsurance is similar to coinsurance except that the cash and investments that support the liabilities for contract benefits are not transferred to the assuming company, and settlements are made on a net basis between the companies. Coinsurance with funds withheld is a form of coinsurance except that the investment assets that support the liabilities are withheld by the ceding company.
In addition, the Company reinsures the majority of minimum death benefit guarantees as well as guaranteed minimum withdrawal benefits, on contracts issued prior to July 2003, offered in connection with its variable annuity contracts.

The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. Insurance recoveries on ceded reinsurance contracts, which reduce death and other benefits were $285, $241 and $378 for the years ended December 31, 2007, 2006 and 2005, respectively. The Company also assumes reinsurance from other insurers.
The Company maintains certain reinsurance agreements with HLA, whereby the Company cedes both group life and group accident and health risk. Under these treaties, the Company ceded group life premium of $132, $166 and $130 in 2007, 2006 and 2005, respectively, and accident and health premium of $243, $259 and $221, respectively, to HLA.
6. Deferred Policy Acquisition Costs and Present Value of Future Profits
Changes in deferred policy acquisition costs and present value of future profits is as follows:

	2007	2006	2005

Balance, January 1, before cumulative effect of accounting change, pre-tax	$7,334	$7,101	$6,453
Cumulative effect of accounting change, pre-tax (SOP05-1)	(20)	—	—
Balance, January 1, as adjusted	7,314	7,101	6,453
Capitalization	1,400	1,351	1,226
Amortization — Deferred policy acquisitions costs and present value of future profits	(817)	(1,033)	(945)
Amortization — Unlock, pre-tax [1]	302	(142)	—
Adjustments to unrealized gains and losses on securities available-for-sale and other	194	57	367

Balance, December 31	$8,393	$7,334	$7,101

[1]	For a discussion of unlock effects, see Unlock Results in Note 1.
Estimated future net amortization expense of present value of future profits for the succeeding five years is as follows.

For the years ended December 31,

2008	$27
2009	$27
2010	$25
2011	$23
2012	$22

7. Goodwill and Other Intangible Assets
As of December 31, 2007 and December 31, 2006, the carrying amount of goodwill for the Company’s Retail Products segment was $85 and for the Company’s Individual Life segment was $101.
The Company’s goodwill impairment test performed in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”, resulted in no write-downs for the years ended December 31, 2007 and 2006.
For a discussion of present value of future profits that continue to be subject to amortization and aggregate amortization expense, see Note 6.
8. Separate Accounts, Death Benefits and Other Insurance Benefit Features
The Company records the variable portion of individual variable annuities, 401(k), institutional, 403(b)/457, private placement life and variable life insurance products within separate account assets and liabilities, which are reported at fair value. Separate account assets are segregated from other investments. Investment income and gains and losses from those separate account assets, which accrue directly to, and whereby investment risk is borne by the policyholder, are offset by the related liability changes within the same line item in the consolidated statements of operations. The fees earned for administrative and contract holder maintenance services performed for these separate accounts are included in fee income. During 2007, 2006 and 2005 there were no gains or losses on transfers of assets from the general account to the separate account.

Many of the variable annuity and universal life (“UL”) contracts issued or reinsured by the Company offer various guaranteed minimum death and withdrawal benefits and UL secondary guarantee benefits. UL secondary guarantee benefits ensure that your policy will not terminate, and will continue to provide a death benefit, even if there is insufficient policy value to cover the monthly deductions and charges. Guaranteed minimum death benefits are offered in various forms as described in further detail throughout this Note. The Company currently reinsures a significant portion of the death benefit guarantees associated with its in-force block of business. Changes in the gross guaranteed minimum death benefit (“GMDB”) and UL secondary guarantee benefits sold with annuity and/or UL products accounted for and collectively known as “SOP 03-1 reserve liabilities” are as follows:

		UL Secondary
	GMDB [1]	Guarantees [1]

Liability balance as of January 1, 2007	$476	7
Incurred	144	12
Unlock	(4)	—
Paid	(85)	—

Liability balance as of December 31, 2007	$531	19

[1]	The reinsurance recoverable asset related to the GMDB was $325 as of December 31, 2007. The reinsurance recoverable asset related to the UL Secondary Guarantees was $10 as of December 31, 2007.

		UL Secondary
	GMDB [1]	Guarantees [1]

Liability balance as of January 1, 2006	$158	5
Incurred	130	2
Unlock	294	—
Paid	(106)	—

Liability balance as of December 31, 2006	$476	7

[1]	The reinsurance recoverable asset related to the GMDB was $316 as of December 31, 2006. The reinsurance recoverable asset related to the UL Secondary Guarantees was $6 as of December 31, 2006.
The net SOP 03-1 reserve liabilities are established by estimating the expected value of net reinsurance costs and death benefits in excess of the projected account balance. The excess death benefits and net reinsurance costs are recognized ratably over the accumulation period based on total expected assessments. The SOP 03-1 reserve liabilities are recorded in Future Policy Benefits on the Company’s balance sheet. Changes in the SOP 03-1 liabilities are recorded in benefits, losses and loss adjustment expenses in the Company’s statement of income. In a manner consistent with the Company’s accounting policy for deferred acquisition costs, the Company regularly evaluates estimates used and adjusts the additional liability balances, with a related charge or credit to benefit expense if actual experience or other evidence suggests that earlier assumptions should be revised. As described within the Unlock Results in Note 1, the Company unlocked its assumptions related to its SOP 03-1 reserves during the third quarter of 2007 and the fourth quarter of 2006.
The determination of the SOP 03-1 reserve liabilities and their related reinsurance recoverables, are based on models that involve a range of scenarios and assumptions, including those regarding expected market rates of return and volatility, contract surrender rates and mortality experience. The following assumptions were used as of December 31, 2007:
GMDB:
•	1000 stochastically generated investment performance scenarios for all issue years

•	For all issue years, the weighted average return is 8% after fund fees, but before mortality and expense charges; it varies by asset class with a low of 3% for cash and a high of 11% for aggressive equities.

•	Discount rate of 7.5% for issue year 2002 & prior; discount rate of 7% for issue year 2003 & 2004 and discount rate of 5.6% for issue year 2005 — 2007.

•	Volatilities also vary by asset class with a low of 1% for cash, a high of 15% for aggressive equities, and a weighted average of 12%.

•	100% of the Hartford experience mortality table was used for the mortality assumptions

•	Lapse rates by calendar year vary from a low of 8% to a high of 13%, with an average of 11%

UL Secondary Guarantees:
•	Discount rate of 4.75% for issue year 2004, discount rate of 4.50% for issue year 2005 & 2006, and discount rate of 4.25% for issue year 2007.

•	100% of the Hartford pricing mortality table for mortality assumptions.

•	Lapse rates for single life policies average 3% in policy years 1-10, declining to 0% by age 95. Lapse rate for last survivor policies is 0.4%.
The following table provides details concerning GMDB exposure:
Breakdown of Variable Annuity Account Value by GMDB Type at December 31, 2007

				Weighted Average
	Account	Net Amount	Retained Net Amount	Attained Age of
Maximum anniversary value (MAV) [1]	Value	at Risk	at Risk	Annuitant

MAV only	$47,463	$3,557	$419	65
With 5% rollup [2]	3,360	285	67	64
With Earnings Protection Benefit Rider (EPB) [3]	5,463	530	85	62
With 5% rollup & EPB	1,333	155	30	64

Total MAV	57,619	4,527	601
Asset Protection Benefit (APB) [4]	42,489	446	242	62
Lifetime Income Benefit (LIB) [5]	10,273	25	25	62
Reset [6] (5-7 years)	6,132	80	80	66
Return of Premium [7] /Other	10,321	28	28	54

Total	$126,834	$5,106	$976	63

[1]	MAV: the death benefit is the greatest of current account value, net premiums paid and the highest account value on any anniversary before age 80 (adjusted for withdrawals).

[2]	Rollup: the death benefit is the greatest of the MAV, current account value, net premium paid and premiums (adjusted for withdrawals) accumulated at generally 5% simple interest up to the earlier of age 80 or 100% of adjusted premiums.

[3]	EPB: the death benefit is the greatest of the MAV, current account value, or contract value plus a percentage of the contract’s growth. The contract’s growth is account value less premiums net of withdrawals, subject to a cap of 200% of premiums net of withdrawals.

[4]	APB: the death benefit is the greater of current account value or MAV, not to exceed current account value plus 25% times the greater of net premiums and MAV (each adjusted for premiums in the past 12 months).

[5]	LIB: the death benefit is the greatest of current account value or MAV, net premiums paid, or a benefit amount that ratchets over time, generally based on market performance.

[6]	Reset: the death benefit is the greatest of current account value, net premiums paid and the most recent five to seven year anniversary account value before age 80 (adjusted for withdrawals).

[7]	Return of premium: the death benefit is the greater of current account value and net premiums paid.
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

The GMWB represents an embedded derivative in the variable annuity contracts that is required to be reported separately from the host variable annuity contract. The GMIB and GMAB reinsurance represent free-standing derivatives and are carried at fair value and reported in other policyholder funds. See Note 16 for additional disclosure concerning reinsurance agreements. The fair value of the GMWB obligation, as well as the GMIB and GMAB obligations, assumed from a related party are calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. Because of the dynamic and complex nature of these cash flows, best estimate assumptions and stochastic techniques under a variety of market return scenarios are used. Estimating these cash flows involves numerous estimates including those regarding expected market rates of return, market volatility, correlations of market returns and discount rates. At each valuation date, the Company assumes expected returns based on risk-free rates as represented by the current LIBOR forward curve rates; market volatility assumptions for each underlying index based primarily on a blend of observed market “implied volatility”; correlations of market returns across underlying indices based on actual observed market returns and relationships over the ten years preceding the valuation date; and current risk-free spot rates as represented by the current LIBOR spot curve to determine the present value of expected future cash flows produced in the stochastic projection process. As markets change, mature and evolve and actual policyholder behavior emerges, management continually evaluates the appropriateness of its assumptions. In addition, management regularly evaluates the valuation model, incorporating emerging valuation techniques where appropriate, including drawing on the expertise of market participants and valuation experts. During, the second quarter of 2007, the Company reflected newly reliable market inputs for volatility on Standard and Poor’s (“S&P”) 500, National Association of Securities Dealers Automated Quotations (“NASDAQ”) and Europe, Australasia and Far East (“EAFE”) index options.
As of December 31, 2007 and December 31, 2006, the embedded derivative (liability) asset recorded for GMWB, before reinsurance or hedging, was $(707) and $53, respectively. During 2007, 2006 and 2005 the change in value of the GMWB, before reinsurance and hedging, reported in realized gains (losses) was $(661), $121and ($64), respectively. Included in the realized gain (loss) for the years ended December 31, 2007 and 2006 were liability model refinements, changes in policyholder behavior assumptions and changes in other assumptions to reflect newly reliable market inputs for volatility of a net $(234) and $(2), respectively.
As of December 31, 2007 and 2006, $46.3 billion, or 82%, and $37.3 billion, or 77%, respectively, of account value representing substantially all of the contracts written after July 2003 with the GMWB feature, were unreinsured. In order to minimize the volatility associated with the unreinsured GMWB liabilities, the Company has established a risk management strategy. During the second and third quarter of 2007, as part of the Company’s risk management strategy, the Company purchased two customized swap contracts which hedge certain capital market risk components for the remaining term of certain blocks of the non-reinsured GMWB riders. As of December 31, 2007, these swaps had a notional value of $12.8 billion. These customized derivative contracts provide protection from capital markets risks based on policyholder behavior assumptions as specified by the Company. The Company also uses other derivative instruments to hedge its unreinsured GMWB exposure including interest rate futures, S&P 500 and NASDAQ index options and futures contracts and EAFE Index swaps to hedge GMWB exposure to international equity markets. The total (reinsured and unreinsured) GRB as of December 31, 2007 and 2006 was $44.8 billion and $37.8 billion, respectively.
A contract is ‘in the money’ if the contract holder’s GRB is greater than the account value. For contracts that were ‘in the money’ the Company’s exposure, after reinsurance, as of December 31, 2007 and 2006, was $139 and $8, respectively. However, the only ways the contract holder can monetize the excess of the GRB over the account value of the contract is upon death or if their account value is reduced to zero through a combination of a series of withdrawals that do not exceed a specific percentage of the premiums paid per year and market declines. If the account value is reduced to zero, the contract holder will receive a period certain annuity equal to the remaining GRB. As the amount of the excess of the GRB over the account value can fluctuate with equity market returns on a daily basis, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than $139.
Account balances of contracts with guarantees were invested in variable separate accounts as follows:

	As of December 31,	As of December 31,
Asset type	2007	2006

Equity securities	$109,354	$104,687
Cash and cash equivalents	9,975	8,931

Total	$119,329	$113,618

As of December 31, 2007, approximately 12% of the equity securities above were invested in fixed income securities through these funds and approximately 88% were invested in equity securities.
9. Sales Inducements
The Company currently offers enhanced crediting rates or bonus payments to contract holders on certain of its individual and group annuity products. The expense associated with offering a bonus is deferred and amortized over the life of the related contract in a pattern consistent with the amortization of deferred policy acquisition costs. Amortization expense associated with expenses previously deferred is recorded over the remaining life of the contract. Consistent with the Company’s unlock, the Company unlocked the amortization of the sales inducement asset. See Note 1, for more information concerning the unlock.

Changes in deferred sales inducement activity were as follows for the years ended December 31,:

	2007	2006

Balance, beginning of period	$397	$359
Cumulative effect of accounting change, pre-tax (SOP 05-1)	(1)	—
Balance, January 1, as adjusted	396	359
Sales inducements deferred	97	84
Unlock	(15)	4
Amortization charged to income	(33)	(50)

Balance, end of period	$445	$397

10. Commitments and Contingencies
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
Broker Compensation Litigation —Following the New York Attorney General’s filing of a civil complaint against Marsh & McLennan Companies, Inc., and Marsh, Inc. (collectively, “Marsh”) in October 2004 alleging that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them, private plaintiffs brought several lawsuits against The Hartford predicated on the allegations in the Marsh complaint, to which The Hartford was not party. Among these is a multidistrict litigation in the United States District Court for the District of New Jersey. There are two consolidated amended complaints filed in the multidistrict litigation, one related to conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. The Company is named in the group benefits products complaint. The complaints assert, on behalf of a putative class of persons who purchased insurance through broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group benefits products complaint, claims under ERISA. The claims are predicated upon allegedly undisclosed or otherwise improper payments of contingent commissions to the broker defendants to steer business to the insurance company defendants. . The district court has dismissed the Sherman Act and RICO claims in both complaints for failure to state a claim and has granted the defendants’ motions for summary judgment on the ERISA claims in the group-benefits products complaint . The district court further has declined to exercise supplemental jurisdiction over the state law claims, has dismissed those state law claims without prejudice, and has closed both cases. The plaintiffs have appealed the dismissal of the Sherman Act, RICO and ERISA claims.
Regulatory Developments -
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
Leases
The rent paid to Hartford Fire for operating leases entered into by the Company was $27, $35 and $35 for the years ended December 31, 2007, 2006 and 2005, respectively. Included in Hartford Fire’s operating leases are the principal executive offices of Hartford Life Insurance Company, together with its parent, which are located in Simsbury, Connecticut. Rental expense for the facility located in Simsbury, Connecticut, which expires on December 31, 2007, as this operating lease will be replaced by a capital lease between its parent Company HLA and Hartford Fire Insurance Company, amounted to approximately $6, $27 and $27 for the years ended December 31, 2007, 2006 and 2005, respectively.
Future minimum rental commitments on all operating leases are as follows:

2008	$17
2009	11
2010	8
2011	5
2012	2

Thereafter	2

Total	$45

Tax Matters
The Company’s federal income tax returns are routinely audited by the Internal Revenue Service (“IRS”). The IRS began its audit of the 2002-2003 tax years in 2005 and the Company expects the audit to be concluded in early 2008. Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from tax examinations and other tax-related matters for all open tax years.
The separate account dividends received deduction (“DRD”) is estimated for the current year using information from the prior year-end, adjusted for current year equity market performance. The estimated DRD is generally updated in the third quarter for the provision-to-filed-return adjustments, and in the fourth quarter based on current year ultimate mutual fund distributions and fee income from the Company’s variable insurance products. The actual current year DRD can vary from estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distributions from these mutual funds, amounts of short-term capital gains at the mutual fund level and the Company’s taxable income before the DRD. The Company recorded benefits of $155, $174 and $184 related to the separate account DRD in the year ended December 31, 2007, December 31, 2006 and December 31, 2005, respectively. The 2007 benefit included a tax of $1 related to a true-up of the prior year tax return, the 2006 benefit included a benefit of $6 related to true-ups of prior years’ tax returns and the 2005 benefit included a benefit of $3 related to a true-up of the prior year tax return
In Revenue Ruling 2007-61, issued on September 25, 2007, the IRS announced its intention to issue regulations with respect to certain computational aspects of the DRD on separate account assets held in connection with variable annuity contracts. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54, issued in August 2007 that purported to change accepted industry and IRS interpretations of the statutes governing these computational questions. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other members of the public will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are unknown, but they could result in the elimination of some or all of the separate account DRD tax benefit that the Company receives. Management believes that it is highly likely that any such regulations would apply prospectively only.
The Company receives a foreign tax credit (“FTC”) against its U.S. tax liability for foreign taxes paid by the Company including payments from its separate account assets. The separate account FTC is estimated for the current year using information from the most recent filed return, adjusted for the change in the allocation of separate account investments to the international equity markets during the current year. The actual current year FTC can vary from the estimates due to actual FTCs passed through by the mutual funds. The Company recorded benefits of $11 and $17 related to separate account FTC in the year ended December 31, 2007 and December 31, 2006, respectively. These amounts included benefits related to true-ups of prior years’ tax returns of $0 and $7 in 2007 and 2006, respectively.

Unfunded Commitments
At December 31, 2007, the Company has outstanding commitments totaling $888, of which $616 is committed to fund limited partnership investments. These capital commitments can be called by the partnership during the commitment period (on average two to five years) to fund the purchase of new investments and partnership expenses. Once the commitment period expires, the Company is under no obligation to fund the remaining unfunded commitment but may elect to do so. The remaining outstanding commitments are primarily related to various funding obligations associated with investments in mortgage and construction loans. These have a commitment period of one month to three years.
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
The Company accounts for guaranty fund and other insurance assessments in accordance with Statement of Position No. 97-3, “Accounting by Insurance and Other Enterprises for Insurance-Related Assessments”. Liabilities for guaranty fund and other insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated, and when the event obligating the Company to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of other liabilities in the Consolidated Balance Sheets. As of December 31, 2007 and 2006, the liability balance was $4 and $4, respectively. As of December 31, 2007 and 2006, $12 and $13, respectively, related to premium tax offsets were included in other assets.
11. Income Tax
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
Income tax expense (benefit) is as follows:

	For the years ended December 31,
	2007	2006	2005

Current	$106	$115	$71
Deferred	62	(12)	136

Income tax expense	$168	$103	$207

A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision (benefit) for income taxes is as follows:

	For the years ended December 31,
	2007	2006	2005

Tax provision at the U.S. federal statutory rate	$318	$292	$391
Dividends received deduction	(155)	(174)	(184)
Penalties	7	—	1
Foreign related investments	(11)	(10)	(2)
Other	9	(5)	1

Total	$168	$103	$207

Deferred tax assets (liabilities) include the following as of December 31:

	2007	2006

Deferred Tax Assets
Tax basis deferred policy acquisition costs	$682	$568
Unrealized Loss on Investments	294	—
Other Investment-related items	455	179

Minimum tax credit	239	217
Foreign tax credit carryovers	—	7

Other	17	—

Total Deferred Tax Assets	1,687	971

Deferred Tax Liabilities
Financial statement deferred policy acquisition costs and reserves	(1,775)	(1,252)
Net unrealized gains on equity securities	—	(169)
Employee benefits	(36)	(39)

Other	—	(2)

Total Deferred Tax Liabilities	(1,811)	(1,462)

Total Deferred Tax Liability	$(124)	$(491)

The Company had current federal income tax (payable) receivable of $62 and $(78) as of December 31, 2007 and 2006, respectively.
In management’s judgment, the gross deferred tax asset will more likely than not be realized through reductions of future taxes. Accordingly, no valuation allowance has been recorded.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002. During 2005, the Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. income tax returns for 2002 through 2003 that is anticipated to be completed in early 2008. The 2004 through 2006 examination will begin in 2008. The Company anticipates that it is reasonably possible that the Internal Revenue Service will issue the 2002-2003 Revenue Agent’s Report within 12 months. The Company does not anticipate that the outcome of the audit will result in a material change to its financial position.
The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the adoption, the Company recognized an $11 decrease in the liability for unrecognized tax benefits and a corresponding increase in the January 1, 2007 balance of retained earnings. The Company had no balance of unrecognized tax benefits as of January 1, 2007 or December 31, 2007. The Company classifies interest and penalties (if applicable) as income tax expense in the financial statements.
12. Debt
Consumer Notes
On September 8, 2006, Hartford Life Insurance Company filed a shelf registration statement with the SEC (Registration Statement No. 333-137215), effective immediately, for the offering and sale of Hartford Life Income Notes SM and Hartford Life medium-term notes (collectively called “Consumer Notes”). There are no limitations on the ability to issue additional indebtedness in the form of Hartford Life Income Notes SM and Hartford Life medium-term notes.
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

As of December 31, 2007 and 2006, $809 and $258 of consumer notes had been issued. As of December 31, 2007, these consumer notes have interest rates ranging from 4.75% to 6.25% for fixed notes and, for variable notes, either consumer price index plus 157 to 267 basis points, or indexed to the S&P 500, Dow Jones Industrials or the Nikkei 225. The aggregate maturities of consumer notes are as follows: $222 in 2008, $494 in 2009, $34 in 2010, $19 in 2011 and $40 thereafter. For the year ended December 31, 2007 and 2006, interest credited to holders of consumer notes was $11 and $2, respectively.
13. Statutory Results

	For the years ended December 31,
	2007	2006	2005

Statutory net income	$255	$777	$393

Statutory capital and surplus	$4,448	$3,276	$3,022

A significant percentage of the consolidated statutory surplus is permanently reinvested or is subject to various state regulatory restrictions which limit the payment of dividends without prior approval. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. Under these laws, the insurance subsidiaries may only make their dividend payments out of unassigned surplus. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting principles. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The insurance holding company laws of the other jurisdictions in which The Hartford’s insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. As of December 31, 2007, the maximum amount of statutory dividends which may be paid by the Company in 2008, without prior approval, is $445.
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
Hartford Life’s employees are included in The Hartford’s non-contributory defined benefit pension and postretirement health care and life insurance benefit plans. Defined benefit pension expense, postretirement health care and life insurance benefits expense allocated by The Hartford to the Company, was $22, $22 and $21 for the years ended December 31, 2007, 2006 and 2005, respectively.
Investment and Savings Plan
Substantially all U.S. employees are eligible to participate in The Hartford’s Investment and Savings Plan under which designated contributions may be invested in common stock of The Hartford or certain other investments. These contributions are matched, up to 3% of compensation, by the Company. In 2004, the Company began allocating a percentage of base salary to the Plan for eligible employees. In 2007, employees who had salaries of less than $100,000 per year received a contribution of 1.5% of base salary and employees who had salaries of $100,000 or more per year received a contribution of 0.5% of base salary. The cost to Hartford Life for this plan was approximately $11, $9 and $8 for the years ended December 31, 2007, 2006 and 2005, respectively.
15. Stock Compensation Plans —
Hartford Life’s employees are included in The Hartford 2005 Incentive Stock Plan and The Hartford Employee Stock Purchase Plan.
The Hartford has two primary stock-based compensation plans which are described below. Shares issued in satisfaction of stock-based compensation may be made available from authorized but unissued shares, shares held by The Hartford in treasury or from shares purchased in the open market. The Hartford typically issues new shares in satisfaction of stock-based compensation. Hartford Life was allocated compensation expense of $21 million, $19 million and $15 million for the years ended December 31, 2007, 2006 and 2005, respectively. Hartford Life’s income tax benefit recognized for stock-based compensation plans was $7 million, $6 million and $5 million for the years ended December 31, 2007, 2006 and 2005, respectively. Hartford Life did not capitalize any cost of stock-based compensation.

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
The fair values of awards granted under the 2005 Stock Plan are measured as of the grant date and expensed ratably over the awards’ vesting periods, generally three years. For stock option awards granted or modified in 2006 and later, the Company began expensing awards to retirement-eligible employees hired before January 1, 2002 immediately or over a period shorter than the stated vesting period because the employees receive accelerated vesting upon retirement and therefore the vesting period is considered non-substantive. If, prior to the adoption of SFAS 123(R), the Company had been expensing stock option awards to retirement-eligible employees over the shorter of the stated vesting period or the date of retirement eligibility, then the Company would have recognized an immaterial increase in net income for the year ended December 31, 2005 and an immaterial decrease in net income for the year ended December 31, 2004. All awards provide for accelerated vesting upon a change in control of The Hartford as defined in the 2005 Stock Plan.
Stock Option Awards
Under the 2005 Stock Plan, all options granted have an exercise price equal to the market price of The Hartford’s common stock on the date of grant, and an option’s maximum term is ten years. Certain options become exercisable over a three year period commencing one year from the date of grant, while certain other options become exercisable at the later of the three years from the date of grant or upon the attainment of specified market appreciation of The Hartford’s common shares. For any year, no individual employee may receive an award of options for more than 1,000,000 shares. As of December 31, 2007, The Hartford had not issued any incentive stock options under any plans.
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
16. Transactions with Affiliates
Transactions of the Company with Hartford Fire Insurance Company, Hartford Holdings and its affiliates relate principally to tax settlements, reinsurance, insurance coverage, rental and service fees, payment of dividends and capital contributions. In addition, an affiliated entity purchased group annuity contracts from the Company to fund structured settlement periodic payment obligations assumed by the affiliated entity as part of claims settlements with property casualty insurance companies and self-insured entities. As of December 31, 2007 and 2006 the Company had $4.8 billion and $3.8 billion of reserves for claim annuities purchased by affiliated entities. For the year ended December 31, 2007, 2006 and 2005, the Company recorded earned premiums of $525, $296 and $339 for these intercompany claim annuities. Substantially all general insurance expenses related to the Company, including rent and employee benefit plan expenses are initially paid by The Hartford. Direct expenses are allocated to the Company using specific identification, and indirect expenses are allocated using other applicable methods. Indirect expenses include those for corporate areas which, depending on type, are allocated based on either a percentage of direct expenses or on utilization.

Hartford Life sells fixed market value adjusted (“MVA”) annuity products to customers in Japan. The yen based MVA product is written by HLIKK, a wholly owned Japanese subsidiary of Hartford Life and subsequently reinsured to the Company. As of December 31, 2007 and 2006, $1.8 billion and $1.7 billion, respectively, of the account value had been assumed by the Company.
Effective August 31, 2005, a subsidiary of the Company, Hartford Life and Annuity Insurance Company (“HLAI”), entered into a reinsurance agreement with Hartford Life, Insurance KK (“HLIKK”), a wholly owned Japanese subsidiary of Hartford Life, Inc. (“Hartford Life”). Through this agreement, HLIKK agreed to cede and HLAI agreed to reinsure 100% of the risks associated with the in-force and prospective GMIB riders issued by HLIKK on its variable annuity business. Effective July 31, 2006, the agreement was modified to include the GMDB on covered contracts that have an associated GMIB rider. The modified reinsurance agreement applies to all contracts, GMIB riders and GMDB riders in-force and issued as of July 31, 2006 and prospectively, except for policies and GMIB riders issued prior to April 1, 2005, which were recaptured. Additionally, a tiered reinsurance premium structure was implemented. On the date of recapture, HLAI forgave the reinsurance derivative asset of $110 and paid HLIKK $38. The net result of the recapture was recorded as a dividend of $93, after-tax. GMIB riders issued by HLIKK subsequent to April 1, 2005 continue to be reinsured by HLAI. While the form of the agreement between HLAI and HLIKK for GMIB business is reinsurance, in substance and for accounting purposes the agreement is a free standing derivative. As such, the reinsurance agreement for GMIB business is recorded at fair value on the Company’s balance sheet, with prospective changes in fair value recorded in net realized capital gains (losses) in net income.
Effective September 30, 2007, HLAI entered into another reinsurance agreement where HLIKK agreed to cede and HLAI agreed to reinsure 100% of the risks associated with the in-force and prospective GMAB, GMIB and GMDB riders issued by HLIKK on certain of its variable annuity business. The reinsurance of the GMAB riders is accounted for as a free-standing derivative in accordance with SFAS 133. Accordingly, the reinsurance of the GMAB is recorded at fair value on the Company’s balance sheet, with prospective changes in fair value recorded in net realized capital gains (losses) in net income. The fair value of the GMAB is an asset of $2 at December 31, 2007.
The initial fair value of the derivative associated with new business will be recorded as an in substance capital contribution or distribution between these related parties. As of December 31, 2007 and 2006, the fair value of the GMIB reinsurance derivative was an asset (liability) of $(72) and $119, respectively. During the year ended December 31, 2007 the Company recorded a net capital contribution (dividend) of $17 and a pre-tax realized loss of $156, representing the change in fair value of the GMIB reinsurance derivative. During the year ended December 31, 2006, the Company recorded a net capital contribution of $74 (including the net result of the recapture) and a pre-tax realized loss of $53, representing the change in fair value of the reinsurance derivative. (Included in the 2006 pre-tax loss amounts was a net $60 of losses related to changes in policyholder behavior assumptions and modeling refinements made by the Company during the year ended December 31, 2006.)
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
The contracts underlying the GMIB and GMAB reinsurance contracts are ‘in the money’ if the contract holder’s GRB is greater than the account value. For contracts that were ‘in the money’ the Company’s exposure related to GMIB and GMAB, as of December 31, 2007 and 2006, was $130 and $0, respectively. However, for GMIB’s, the only way the contract holder can monetize the excess of the GRB over the account value of the contract is upon annuitization and the amount to be paid by the Company will either be in the form of a lump sum, or over the annuity period for certain GMIB’s or over the annuity period only for other GMIB’s. For GMAB’s the only way that contract holder can monetize the excess of the GRB over the account value of the contract is through a lump sum payment after a ten year waiting period. As the amount of the excess of the GRB over the account value can fluctuate with equity market returns on a daily basis, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more than $130.
The Reinsurance Agreement for GMDB business is accounted for under SOP 03-1 “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”). As of December 31, 2007 the liability for the assumed reinsurance of the GMDB and the net amount at risk was $4 and $380, respectively. As of December 31, 2006 the liability for the assumed reinsurance of the GMDB and the net amount at risk was immaterial.

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
Effective November 1, 2007, a subsidiary insurance company (“Ceding Company”) entered into a coinsurance with funds withheld and modified coinsurance reinsurance agreement (“Agreement”) with an affiliate reinsurance company (“Reinsurer”) to provide statutory surplus relief for certain life insurance policies. The Agreement is accounted for as a financing transaction for GAAP. A standby unaffiliated third party Letter of Credit (“LOC”) supports a portion of the statutory reserves that have been ceded to the Reinsurer.
17. Quarterly Results for 2007 and 2006 (unaudited)

	March 31,		June 30,		September 30,		December 31,
	2007	2006	2007	2006	2007	2006	2007	2006

Revenues	$1,692	$1,623	$1,660	$1,272	$1,751	$1,523	$1,503	$1,671

Benefits, claims and expenses	1,360	1,286	1,551	1,198	1,337	1,259	1,450	1,512

Net income	262	259	110	93	290	231	78	148

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE I
SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN AFFILIATES

(In millions)	As of December 31, 2007
			Amount at
			which shown on
Type of Investment	Cost	Fair Value	Balance Sheet

Fixed Maturities
Bonds and Notes
U.S. Government and Government agencies and authorities (guaranteed and sponsored)	$517	$528	$528
U.S. Government and Government agencies and authorities (guaranteed and sponsored) — asset-backed	2,792	2,814	2,814
States, municipalities and political subdivisions	1,226	1,239	1,239
International governments	465	498	498
Public utilities	2,797	2,865	2,865
All other corporate including international	19,132	19,298	19,298
All other corporate — asset-backed	19,278	18,366	18,366
Redeemable preferred stock	1	3	3

Total fixed maturities	46,208	45,611	45,611

Equity Securities
Common stocks Industrial, miscellaneous and all other	184	184	184
Nonredeemable preferred stocks	579	538	538

Total equity securities	763	722	722

Total fixed maturities and equity securities	46,971	46,333	46,333

Real estate	33	33	33

Other Investments
Mortgage loans on real estate	4,166	4,169	4,166
Short-term investments	752	752	752
Policy loans	2,016	2,016	2,016
Investments in partnerships and trusts	1,246	1,246	1,246
Other invested assets	407	447	447

Total other investments	8,587	8,630	8,627

Total investments	$55,591	$54,996	$54,993

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
For the years ended December 31, 2007, 2006 and 2005

(In millions)				Net	Benefits,		Amortization
	Fee			Realized	Claims and		of Deferred
	income		Net	Capital	Claim	Insurance	Policy	Dividends
	and	Earned	Investment	Gains	Adjustment	expenses and	Acquisition	To Policy-
Segment	other	Premiums	Income	(Losses)	Expenses	other	Costs	holders

2007

Retail Products Group	$2,166	$(62)	$815	$(381)	$820	$602	$316	$—

Retirement Plans	225	4	355	(41)	249	169	58	—

Institutional Solutions Group	246	990	1,226	(188)	2,066	183	23	—

Individual Life	816	(56)	331	(26)	510	185	117	3

Other	56	107	321	(298)	335	53	1	8

Consolidated operations	$3,509	$983	$3,048	$(934)	$3,980	$1,192	$515	$11

2006
Retail Products Group	$1,924	$(86)	$835	$(87)	$819	$497	$913	$—
Retirement Plans	180	19	326	(16)	250	134	(4)	—
Institutional Solutions Group	119	607	987	(40)	1,471	75	32	—
Individual Life	825	(45)	293	(22)	447	170	235	2
Other	65	52	287	(134)	218	(23)	(1)	20

Consolidated operations	$3,113	547	2,728	$(299)	$3,205	$853	$1,175	$22

2005
Retail Products Group	$1,737	$(110)	$934	$(57)	$895	$433	$685	$—
Retirement Plans	139	10	311	14	231	117	31	—
Institutional Solutions Group	117	504	784	35	1,199	53	32	—
Individual Life	742	(26)	272	16	420	153	198	3
Other	76	71	268	67	263	42	(1)	34

Consolidated operations	$2,811	449	$2,569	$75	$3,008	$798	$945	$37

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE IV
REINSURANCE

			Assumed
		Ceded to	From		Percentage of
	Gross	Other	Other	Net	Amount Assumed
(In millions)	Amount	Companies	Companies	Amount	to Net

For the year ended December 31, 2007

Life insurance in force	$346,205	$147,021	$2,349	$201,533	1.2%

Fee income, earned premiums and other

Life insurance and annuities	$4,867	$451	$9	$4,425	0.1%

Accident and health insurance	306	243	4	67	6.0%

Total fee income, earned premiums and other	$5,173	$694	$13	$4,492	0.2%

For the year ended December 31, 2006
Life insurance in force	$340,345	$164,125	$6,822	$183,042	1.3%

Fee income, earned premiums and other
Life insurance and annuities	$4,072	$457	$12	$3,627	0.3%
Accident and health insurance	288	262	7	33	21.2%

Total fee income, earned premiums and other	$4,360	$719	$19	$3,660	0.5%

For the year ended December 31, 2005
Life insurance in force	$341,821	$194,257	$3,137	$150,701	2.1%

Fee income, earned premiums and other
Life insurance and annuities	$3,735	$554	$31	$3,212	1.0%
Accident and health insurance	284	244	8	48	16.7%

Total fee income, earned premiums and other	$4,019	$798	$39	$3,260	1.2%

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARTFORD LIFE INSURANCE COMPANY
/s/ Ernest M. McNeill Jr.
Ernest M. McNeill Jr
Senior Vice President and Chief Accounting Officer

Date: February 22, 2008
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lizabeth H. Zlatkus Lizabeth H. Zlatkus	Chairman, Co-President and Co-Chief Executive Officer Director	February 22, 2008

/s/ John C. Walters John C. Walters	Co-President, Co-Chief Executive Officer Director	February 22, 2008

/s/ Glenn D. Lammey Glenn D. Lammey	Executive Vice President, Chief Financial Officer and Director	February 22, 2008

/s/ Ernest M. McNeill Jr. Ernest M. McNeill Jr	Senior Vice President and Chief Accounting Officer	February 22, 2008

/s/ Stephen T. Joyce Stephen T. Joyce	Director	February 22, 2008

/s/ David M. Znamierowski David M. Znamierowski	Director	February 22, 2008

II-1

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
EXHIBITS INDEX

Exhibit #
3.01	Restated Certificate of Incorporation of Hartford Life Insurance Company was filed as Exhibit 3.01 to Hartford Life Insurance Company’s Form 10-K filed for the year ended December 31, 2006 and is incorporated herein by reference.

3.02	By-Laws of Hartford Life Insurance Company was filed as Exhibit 3.02 to Hartford Life Insurance Company’s Form 10-K filed for the year ended December 31, 2006 and is incorporated herein by reference.

4.01	Restated Certificate of Incorporation and By-Laws of Hartford Life Insurance Company (included as Exhibits 3.01 and 3.02, respectively).

10.01	Management Agreement among Hartford Life Insurance Company, certain of its affiliates and Hartford Investment Services, Inc. was filed as Exhibit 10.4 to Hartford Life, Inc.’s Form 10-Q filed for the quarter ended June 30, 1997 (File No. 1-12749) and is incorporated herein by reference.

10.02	Management Agreement between Hartford Life Insurance Company and The Hartford Investment Management Company was filed as Exhibit 10.3 to Hartford Life, Inc.’s Form 10-Q filed for the quarter ended June 30, 1997 (File No. 1-12749) and is incorporated herein by reference.

12.01	Computation of Ratio of Earnings to Fixed Charges is filed herewith.

23.01	Consent of Deloitte & Touche, LLP, filed herewith.

31.01	Certification of Lizabeth H. Zlatkus, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of John C. Walters, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.03	Certification of Glen D. Lammey, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Lizabeth H. Zlatkus, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of John C. Walters, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Glen D. Lammey, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

II-2