Form 10-Q
period 2008-03-31
HARTFORD LIFE INSURANCE CO
filed 2008-04-28
CIK 45947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
As of April 28, 2008 there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant, all of which were directly owned by Hartford Life and Accident Insurance Company, a direct wholly owned subsidiary of Hartford Life, Inc.
The registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of
Hartford Life Insurance Company
Hartford, Connecticut
We have reviewed the accompanying condensed consolidated balance sheet of Hartford Life Insurance Company and subsidiaries (the “Company”) as of March 31, 2008, and the related condensed consolidated statements of operations, changes in stockholder’s equity, and cash flows for the three-month periods ended March 31, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2007, and the related consolidated statements of income, changes in stockholder’s equity, and cash flows for the year then ended (not presented herein); and in our report dated February 20, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
DELOITTE & TOUCHE LLP
Hartford, Connecticut
April 24, 2008

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,
(In millions)	2008	2007
	(Unaudited)

Revenues
Fee income and other	$823	$842
Earned premiums	203	149
Net investment income	712	733
Net realized capital losses	(1,668)	(32)

Total revenues	70	1,692

Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	924	840
Insurance operating costs and other	266	266
Amortization of deferred policy acquisition costs and present value of future profits	(139)	247
Dividends to policyholders	4	7

Total benefits, losses and expenses	1,055	1,360

Income (loss) before income taxes	(985)	332
Income tax expense (benefit)	(389)	70

Net income (loss)	$(596)	$262

See Notes to Condensed Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In millions, except for share data)	March 31, 2008	December 31, 2007
	(Unaudited)

Assets
Investments
Fixed maturities, available for sale, at fair value (amortized cost of $46,426 and $46,208)	$44,211	$45,611
Equity securities, available for sale, at fair value (cost of $792 and $763)	668	722
Policy loans, at outstanding balance	2,074	2,016
Mortgage loans on real estate	4,206	4,166
Short-term investments	1,288	752
Other investments	2,258	1,726

Total investments	54,705	54,993
Cash	353	281
Premiums receivable and agents’ balances	19	28
Reinsurance recoverables	1,903	1,730
Deferred policy acquisition costs and present value of future profits	9,125	8,393
Deferred income taxes	585	—
Goodwill	186	186
Other assets	1,569	1,348
Separate account assets	180,652	199,253

Total assets	$249,097	$266,212

Liabilities
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	$9,559	$9,396
Other policyholder funds and benefits payable	45,147	42,377
Consumer notes	971	809
Deferred income taxes	—	124
Other liabilities	6,664	6,621
Separate account liabilities	180,652	199,253

Total liabilities	242,993	258,580

Commitments and contingencies, Note 7	—	—

Stockholder’s Equity
Common stock — 1,000 shares authorized, issued and outstanding, par value $5,690	6	6
Additional paid in capital	2,972	2,888
Accumulated other comprehensive loss, net of tax	(1,360)	(469)

Retained earnings	4,486	5,207

Total stockholder’s equity	6,104	7,632

Total liabilities and stockholder’s equity	$249,097	$266,212

See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements Of Changes In Stockholder’s Equity

(Unaudited)			Accumulated Other
			Comprehensive Income (Loss)
			Net
			Unrealized	Net Gain
			Capital	(Loss) On
			Gains	Cash
			(Losses)	Flow	Foreign
		Additional	On	Hedging	Currency		Total
	Common	Paid In	Securities,	Instruments,	Translation	Retained	Stockholder's
(In millions)	Stock	Capital	Net of Tax	Net of Tax	Adjustments	Earnings	Equity

Three months ended March 31, 2008

Balance, December 31, 2007	$6	$2,888	$(332)	$(137)	$—	$5,207	$7,632
Comprehensive income
Net loss						(596)	(596)

Other comprehensive income, net of tax (1)
Net change in unrealized capital losses on securities (2)			(939)				(939)
Net gains on cash flow hedging instruments				48			48
Cumulative translation adjustments					—		—

Total other comprehensive income (loss)							(891)

Total comprehensive income (loss)							(1,487)

Capital contribution from parent		84					84
Dividends declared						(122)	(122)
Cumulative effect of accounting changes, net of tax						(3)	(3)

Balance, March 31, 2008	$6	$2,972	($1,271)	($89)	$—	$4,486	$6,104

Three months ended March 31, 2007

Balance, December 31, 2006	$6	$2,586	$500	$(210)	$1	$4,777	$7,660
Comprehensive income
Net income						262	262

Other comprehensive income, net of tax (1)
Net change in unrealized capital losses on securities (2)			(33)				(33)
Net gains on cash flow hedging instruments				20			20
Cumulative translation adjustments					—		—

Total other comprehensive income (loss)							(13)

Total comprehensive income (loss)							249

Capital contribution from parent		19					19
Dividends declared						(1)	(1)
Cumulative effect of accounting changes, net of tax						(3)	(3)

Balance, March 31, 2007	$6	$2,605	$467	$(190)	$1	$5,035	$7,924

(1)	Net change in unrealized capital gains on securities is reflected net of tax provision (benefit) and other items of ($506) and ($18) for the three months ended March 31, 2008 and 2007, respectively. Net gain (loss) on cash flow hedging instruments is net of tax provision (benefit) of $26 and $11 for the three months ended March 31, 2008 and 2007, respectively. There is no tax effect on cumulative translation adjustments.

(2)	There were reclassification adjustments for after-tax gains (losses) realized in net income of ($159) and $10 for the three months ended March 31, 2008 and 2007, respectively.
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(In millions)	2008	2007
	(Unaudited)
Operating Activities
Net income (loss)	$(596)	$262
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	(139)	247
Additions to deferred policy acquisition costs and present value of future profits	(303)	(356)
Change in:
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	163	189
Reinsurance recoverables	(31)	(76)
Receivables	(20)	46
Payables and accruals	63	145
Accrued and deferred income taxes	(256)	65
Net realized capital losses (gains)	1,668	(20)
Depreciation and amortization	132	47
Other, net	(360)	(16)

Net cash provided by operating activities	321	533

Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities and short-term investments, available-for-sale	2,753	4,147
Equity securities, available-for-sale	12	190
Mortgage loans	111	114
Partnerships	18	19
Payments for the purchase of:
Fixed maturities and short-term investments, available-for-sale	(3,329)	(5,393)
Equity securities, available-for-sale	(72)	(274)
Mortgage loans	(151)	(622)
Partnerships	(76)	(183)
Change in policy loans, net	(58)	(47)
Change in payables for collateral under securities lending, net	32	821
Change in all other, net	(421)	(100)

Net cash used for investing activities	(1,181)	(1,328)

Financing Activities
Deposits and other additions to investment and universal life-type contracts	6,225	8,427
Withdrawals and other deductions from investment and universal life-type contracts	(7,029)	(7,012)
Net transfers from (to) separate accounts related to investment and universal life-type contracts	1,608	(723)
Capital Contributions	80	—
Dividends paid	(116)	—
Proceeds from issuance of consumer notes	162	178

Net cash provided by financing activities	930	870

Foreign exchange rate effect on cash	2	1
Net increase in cash	72	76

Cash — beginning of period	281	186

Cash — end of period	$353	$262

Supplemental Disclosure of Cash Flow Information:
Net Cash Paid During the Period For:
Income taxes paid (received)	$12	$(2)
For the three months ended March 31, 2008, the Company made noncash dividends of $6 to its parent company related to the guaranteed minimum income and accumulation benefit reinsurance agreements with Hartford Life Insurance K.K. (“HLIKK”). For the three months ended March 31, 2007, the Company received noncash capital contributions of $14 from its parent company related to the guaranteed minimum income and accumulation benefit reinsurance agreements with HLIKK.
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
The accompanying condensed consolidated financial statements and notes as of March 31, 2008, and for the three months ended March 31, 2008 and 2007 are unaudited. These financial statements reflect all adjustments (consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Hartford Life Insurance Company’s 2007 Form 10-K Annual Report. The results of operations for the interim periods should not be considered indicative of the results to be expected for the full year.
Consolidation
The condensed consolidated financial statements include the accounts of Hartford Life Insurance Company in which the Company directly or indirectly has a controlling financial interest and those variable interest entities in which the Company is the primary beneficiary. The Company determines if it is the primary beneficiary using both qualitative and quantitative analyses. Entities in which Hartford Life Insurance Company does not have a controlling financial interest but in which the Company has significant influence over the operating and financing decisions are reported using the equity method. All material intercompany transactions and balances between Hartford Life Insurance Company and its subsidiaries and affiliates have been eliminated.
Use of Estimates
The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
The most significant estimates include those used in determining estimated gross profits used in the valuation and amortization of assets and liabilities associated with variable annuity and other universal life-type contracts; living benefits required to be

1. Basis of Presentation and Accounting Policies (continued)
fair valued; valuation of investments and derivative instruments, evaluation of other-than-temporary impairments on available-for-sale securities; and contingencies relating to corporate litigation and regulatory matters.
Significant Accounting Policies
For a description of significant accounting policies, see Note 1 of Notes to Consolidated Financial Statements included in Hartford Life Insurance Company’s 2007 Form 10-K Annual Report.
Adoption of New Accounting Standards
Fair Value Measurements
On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which was issued by the Financial Accounting Standards Board (“FASB”) in September 2006. The Company also adopted on January 1, 2008 the SFAS 157 related FASB Staff Positions (“FSPs”) described below. For financial statement elements currently required to be measured at fair value, SFAS 157 redefines fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. The new definition of fair value focuses on the price that would be received to sell the asset or paid to transfer the liability regardless of whether an observable liquid market price existed (an exit price). An exit price valuation will include margins for risk even if they are not observable. As the Company is released from risk, the margins for risk will also be released through net realized capital gains (losses) in net income. SFAS 157 provides guidance on how to measure fair value, when required, under existing accounting standards. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (“Level 1, 2, and 3”).
The Company applied the provisions of SFAS 157 prospectively to financial assets and financial liabilities that are required to be measured at fair value under existing U.S. GAAP. The Company also recorded, in opening retained earnings, the cumulative effect of applying SFAS 157 to certain customized derivatives measured at fair value in accordance with Emerging Issues Task Force (“EITF”) Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Involved in Energy Trading and Risk Management Activities (“EITF 02-3”).” See Note 3 for additional information regarding SFAS 157. Specifically, see the SFAS 157 Transition discussion within Note 3 for information regarding the effects of applying SFAS 157 on the Company’s condensed consolidated financial statements in the first quarter of 2008.
In February 2008, the FASB issued FSP FAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”). FSP FAS 157-1 provides a scope exception from SFAS 157 for the evaluation criteria on lease classification and capital lease measurement under SFAS No. 13, “Accounting for Leases” and other related accounting pronouncements. Accordingly, the Company did not apply the provisions of SFAS 157 in determining the classification of and accounting for leases and the adoption of FSP FAS 157-1 did not have an impact on the Company’s consolidated financial statements.
In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”) which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and nonfinancial liabilities. Examples of applicable nonfinancial assets and nonfinancial liabilities to which FSP FAS 157-2 applies include, but are not limited to:
•	Nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination that are not subsequently remeasured at fair value;

•	Reporting units measured at fair value in the goodwill impairment test as described in SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), and nonfinancial assets and nonfinancial liabilities measured at fair value in the SFAS 142 goodwill impairment test, if applicable; and

•	Nonfinancial long-lived assets measured at fair value for impairment assessment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
As a result of the issuance of FSP FAS 157-2, the Company did not apply the provisions of SFAS 157 to the nonfinancial assets and nonfinancial liabilities within the scope of FSP FAS 157-2.

1. Basis of Presentation and Accounting Policies (continued)
Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115” (“SFAS 159”). The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported net income caused by measuring related assets and liabilities differently. This statement permits entities to choose, at specified election dates, to measure eligible items at fair value (i.e., the fair value option). Items eligible for the fair value option include certain recognized financial assets and liabilities, rights and obligations under certain insurance contracts that are not financial instruments, host financial instruments resulting from the separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument, and certain commitments. Business entities shall report unrealized gains and losses on items for which the fair value option has been elected in net income. The fair value option: (a) may be applied instrument by instrument, with certain exceptions; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Companies shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. On January 1, 2008, the Company did not elect to apply the provisions of SFAS 159 to financial assets and liabilities.
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
Future Adoption of New Accounting Standards
Disclosures about Derivative Instruments and Hedging Activities
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”.

1. Basis of Presentation and Accounting Policies (continued)
This Statement amends and expands disclosures about an entity’s derivative and hedging activities with the intent to provide users of financial statements with an enhanced understanding of a) how and why an entity uses derivative instruments, b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures. The Company expects to adopt SFAS 161 on January 1, 2009.
Income Taxes
The effective tax rate for the three months ended March 31, 2008 and 2007 was 39% and 21%, respectively. The principal cause of the difference between the effective tax rate and the U.S. statutory rate of 35% for 2008 and 2007 was the separate account dividends received deduction (“DRD”).
The separate account DRD is estimated for the current year using information from the prior year-end, adjusted for current year equity market performance. The estimated DRD is generally updated in the third quarter for the provision-to-filed-return adjustments, and in the fourth quarter based on current year ultimate mutual fund distributions and fee income from the Company’s variable insurance products. The actual current year DRD can vary from estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distributions from these mutual funds, amounts of short-term capital gains at the mutual fund level and the Company’s taxable income before the DRD. The Company recorded benefits of $41 and $44 related to the separate account DRD in the three months ended March 31, 2008 and 2007, respectively.
In Revenue Ruling 2007-61, issued on September 25, 2007, the IRS announced its intention to issue regulations with respect to certain computational aspects of DRD on separate account assets held in connection with variable annuity contracts. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54, issued in August 2007 that had purported to change accepted industry and IRS interpretations of the statutes governing these computational questions. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other members of the public will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are unknown, but they could result in the elimination of some or all of the separate account DRD tax benefit that the Company receives. Management believes that it is highly likely that any such regulations would apply prospectively only.
The Company receives a foreign tax credit (“FTC”) against its U.S. tax liability for foreign taxes paid by the Company including payments from its separate account assets. The separate account FTC is estimated for the current year using information from the most recent filed return, adjusted for the change in the allocation of separate account investments to the international equity markets during the current year. The actual current year FTC can vary from the estimates due to actual FTCs passed through by the mutual funds. The Company recorded benefits of $3 and $3 related to separate account FTC in the three months ended March 31, 2008 and 2007, respectively.
The Company is included in the consolidated U.S. federal income tax return of The Hartford Financial Services Group, Inc. and files income tax returns in various states. During 2005, the IRS commenced an examination of the Company’s U.S. income tax returns for 2002 through 2003 that is anticipated to be completed during 2008. The 2004 through 2006 examination will begin in 2008.
2. Segment Information
The Company has four reporting segments: Retail Products Group (“Retail”), Retirement Plans (“Retirement”), Institutional Solutions Group (“Institutional”) and Individual Life.

2. Segment Information (continued)
Financial Measures and Other Segment Information
The accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies in Note 1. Life evaluates performance of its segments based on revenues, net income and the segment’s return on allocated capital. Each reporting segment is allocated corporate surplus as needed to support its business.
The Company charges direct operating expenses to the appropriate segment and allocates the majority of indirect expenses to the segments based on an intercompany expense arrangement. Inter-segment revenues primarily occur between Life’s Other category and the reporting segments. These amounts primarily include interest income on allocated surplus and interest charges on excess separate account surplus.
For further discussion of the types of products offered by each segment, see Note 2 of Notes to the Consolidated Financial Statements included in the Company’s 2007 Form 10-K Annual Report.
The following tables represent summarized financial information concerning the Company’s segments.

	Three Months Ended
	March 31,
	2008	2007

Revenues
Retail [1]	$(64)	$710
Retirement Plans	109	138
Institutional	297	514
Individual Life	239	278
Other [1]	(511)	52

Total revenues [1]	$70	$1,692

[1]	The transition impact related to the SFAS 157 adoption was a reduction in revenues of $616 and $172 in Retail and Other, respectively. For further discussion of the SFAS 157 transition impact, please refer to Note 3.

	Three Months Ended
	March 31,
	2008	2007

Net Income (Loss)
Retail [1]	$(108)	$164
Retirement Plans	(3)	20
Institutional	(123)	31
Individual Life	16	50
Other [1]	(378)	(3)

Total net income [1]	$(596)	$262

[1]	The transition impact related to the SFAS 157 adoption was a reduction in net income of $209 and $102 in Retail and Other, respectively. For further discussion of the SFAS 157 transition impact, please refer to Note 3.

3. Fair Value Measurements
The following financial instruments are carried at fair value in the Company’s condensed consolidated financial statements: fixed maturities, equity securities, short term investments, freestanding and embedded derivatives, and separate account assets. These fair value disclosures include information regarding the valuation of the Company’s guaranteed benefits products and the impact of the adoption of SFAS 157, followed by the fair value measurement disclosure requirements of SFAS 157.
Accounting for Guaranteed Benefits Offered With Variable Annuities
Many of the variable annuity contracts issued or reinsured by the Company offer various guaranteed minimum death, withdrawal, income and accumulation benefits. Those benefits are accounted for under Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) or AICPA Statement of Position No. 03-1 “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”). Guaranteed minimum benefits and reinsurance of guaranteed minimum benefits often meet the definition of an embedded derivative under SFAS 133 as they have notional amounts (the guaranteed balance) and underlyings (the investment fund options), they require no initial net investment and they may have terms that require or permit net settlement. However, certain guaranteed minimum benefits settle only upon a single insurable event, such as death (guaranteed minimum death benefits or “GMDB”) or living (life contingent portion of guaranteed minimum withdrawal benefits or “GMWB”), and as such are scoped out of SFAS 133 under the “insurance contract exception”. Guaranteed minimum benefits that do not meet the requirements of SFAS 133 are accounted for as insurance benefits under SOP 03-1.
Guaranteed Benefits Accounted at Fair Value Prior to SFAS 157
The non-life contingent portion of GMWBs issued by the Company meet the definition of an embedded derivative under SFAS 133, and as such are recorded at fair value with changes in fair value recorded in net realized capital gains (losses) in net income. In bifurcating the embedded derivative, the Company attributes to the derivative a portion of total fees collected from the contract holder. Those fees attributed were set equal to the present value of future claims (excluding margins for risk) expected to be paid for the guaranteed living benefit embedded derivative at the inception of the contract (the “Attributed Fees”). The excess of total fees collected from the contract holder over the Attributed Fees are associated with the host variable annuity contract and recorded in fee income. In subsequent valuations, both the present value of future claims expected to be paid and the present value of attributed fees expected to be collected are revalued based on current market conditions and policyholder behavior assumptions. The difference between each of the two components represents the fair value of the embedded derivative.
GMWBs provide the policyholder with a guaranteed remaining balance (“GRB”) if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. For most of the Company’s GMWB for life riders, the GRB is reset on an annual basis to the maximum anniversary account value, subject to a cap. If the GRB exceeds the account value for any policy, the contract is “in-the-money” by the difference between the GRB and the account value.
Certain GMIBs and guaranteed minimum accumulation benefits (“GMAB”) reinsured by the Company meet the definition a freestanding derivative, even though in-form they are reinsurance. Accordingly, the following GMIB and GMAB reinsurance agreements are recorded at fair value on the Company’s balance sheet, with prospective changes in fair value recorded in net realized capital gains (losses) in net income:
•	Reinsured GMIB: Effective July 31, 2006, a subsidiary of the Company, Hartford Life and Annuity Insurance Company (“HLAI”), entered into a reinsurance agreement with Hartford Life, Insurance KK (“HLIKK”), a wholly owned Japanese subsidiary of Hartford Life, Inc. (“Hartford Life”). Through this agreement, HLIKK agreed to cede and HLAI agreed to reinsure 100% of the risks associated with the in-force, as of July 31, 2006, and prospective GMIB riders issued by HLIKK on its variable annuity business except for policies and GMIB riders issued prior to April 1, 2005. The agreement also includes GMDB on covered contracts that have an associated GMIB rider.

•	Reinsured GMAB: Effective September 30, 2007, HLAI entered into another reinsurance agreement where HLIKK agreed to cede and HLAI agreed to reinsure 100% of the risks associated with the in-force and prospective GMAB riders issued by HLIKK on certain of its variable annuity business.

3. Fair Value Measurements (continued)
Due to the significance of the non-observable inputs associated with pricing the reinsurance of the GMIB and GMAB products that are free standing derivatives, the initial difference between the transaction price and the modeled value was recorded in additional paid-in capital because the reinsurance arrangements are between entities that are under common control of The Hartford Financial Services Group, Inc. (“The Hartford”).
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
GMWB Reinsurance
For all U.S. GMWB contracts in effect through July 2003, the Company entered into a reinsurance arrangement to offset its exposure to the GMWB for the remaining lives of those contracts. Substantially all of the Company’s reinsurance capacity was utilized as of the third quarter of 2003. Substantially all U.S. GMWB riders sold since July 2003 are not covered by reinsurance.
Customized Derivatives
In June and July of 2007, the Company entered into two customized swap contracts to hedge certain risk components for the remaining term of certain blocks of non-reinsured GMWB riders. These customized derivative contracts provide protection from capital markets risks based on policyholder behavior assumptions specified by the Company at the inception of the derivative transactions. Due to the significance of the non-observable inputs associated with pricing these derivatives, the initial difference between the transaction price and modeled value of $51 was deferred in accordance with EITF  02-3 and included in Other assets in the condensed consolidated balance sheets.
Other Derivative Instruments
The Company uses other hedging instruments to hedge its unreinsured GMWB exposure. These instruments include interest rate futures and swaps, variance swaps, S&P 500 and NASDAQ index put options and futures contracts. The Company also uses EAFE Index swaps to hedge GMWB exposure to international equity markets.
Adoption of SFAS 157 for Guaranteed Benefits Offered with Variable Annuities That Are Required to be Fair Valued
Fair values for GMWB embedded derivatives, reinsured GMIB and GMAB freestanding derivatives, reinsurance of GMWB and customized derivatives that hedge certain equity markets exposure for GMWB contracts are calculated based upon internally developed models because active, observable markets do not exist for those items. Below is a description of the Company’s fair value methodologies for guaranteed benefit liabilities, the related reinsurance and customized derivatives, all accounted for under SFAS 133, prior to the adoption of SFAS 157 and subsequent to adoption of SFAS 157.
Pre-SFAS 157 Fair Value
Prior to January 1, 2008, the Company used the guidance prescribed in SFAS 133 and other related accounting literature on fair value which represented the amount for which a financial instrument could be exchanged in a current transaction between knowledgeable, unrelated willing parties. However, under that accounting literature, when an estimate of fair value was made for liabilities where no market observable transactions exist for that liability or similar liabilities, market risk margins were only included in the valuation if the margin was identifiable, measurable and significant. If a reliable estimate of market risk margins was not obtainable, the present value of expected future cash flows under a risk neutral framework, discounted at the risk free rate of interest, was the best available estimate of fair value in the circumstances (“Pre-SFAS 157 Fair Value”).
The Pre-SFAS 157 Fair Value was calculated based on actuarial and capital market assumptions related to projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior such as lapses, fund selection, resets and withdrawal utilization (for the customized derivatives, policyholder behavior is prescribed in the

3. Fair Value Measurements (continued)
derivative contract). Because of the dynamic and complex nature of these cash flows, best estimate assumptions and a Monte Carlo stochastic process involving the generation of thousands of scenarios that assume risk neutral returns consistent with swap rates and a blend of observable implied index volatility levels were used. Estimating these cash flows involved numerous estimates and subjective judgments including those regarding expected markets rates of return, market volatility, correlations of market index returns to funds, fund performance, discount rates and policyholder behavior. At each valuation date, the Company assumed expected returns based on:
•	risk-free rates as represented by the current LIBOR forward curve rates;

•	forward market volatility assumptions for each underlying index based primarily on a blend of observed market “implied volatility” data;

•	correlations of market returns across underlying indices based on actual observed market returns and relationships over the ten years preceding the valuation date;

•	three years of history for fund regression; and

•	current risk-free spot rates as represented by the current LIBOR spot curve to determine the present value of expected future cash flows produced in the stochastic projection process.
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
Fair Value Under SFAS 157
The Company’s SFAS 157 fair value is calculated as an aggregation of the following components: Pre-SFAS 157 Fair Value; Actively-Managed Volatility Adjustment; Credit Standing Adjustment; Market Illiquidity Premium and Behavior Risk Margin. The resulting aggregation is reconciled or calibrated, if necessary, to market information that is, or may be, available to the Company, but may not be observable by other market participants, including reinsurance discussions and transactions. The Company believes the aggregation of each of these components, as necessary and as reconciled or calibrated to the market information available to the Company, results in an amount that the Company would be required to transfer for a liability, or receive for an asset, to market participants in an active liquid market, if one existed, for those market participants to assume the risks associated with the guaranteed minimum benefits and the related reinsurance and customized derivatives required to be fair valued. The SFAS 157 fair value is likely to materially diverge from the ultimate settlement of the liability as the Company believes settlement will be based on our best estimate assumptions rather than those best estimate assumptions plus margins for risk. Release of risk margins will be reflected as realized gains in future periods’ net income. Each of the components described below are unobservable in the market place and require subjectivity by the Company in determining their value.
•	Actively-Managed Volatility Adjustment. This component incorporates the basis differential between the observable index implied index volatilities used to calculate the Pre-SFAS 157 component and the actively-managed funds underlying the variable annuity product. The Actively-Managed Volatility Adjustment is calculated using historical fund and weighted index volatilities.

•	Credit Standing Adjustment. This component makes an adjustment that market participants would make to reflect the risk that GMWB obligations or the GMWB reinsurance recoverables will not be fulfilled (“nonperformance risk”). SFAS 157 explicitly requires nonperformance risk to be reflected in fair value. The Company calculates the Credit Standing Adjustment by using default rates provided by rating agencies, adjusted for market recoverability.

•	Market Illiquidity Premium. This component makes an adjustment that market participants would require to reflect that GMWB obligations are illiquid and have no market observable exit prices in the capital markets. The Market Illiquidity Premium was determined using inputs that are identified in customized derivative transactions that the Company has entered into to hedge GMWB related risks.

3. Fair Value Measurements (continued)
•	Behavior Risk Margin. This component adds a margin that market participants would require for the risk that the Company’s assumptions about policyholder behavior used in the Pre-SFAS 157 model could differ from actual experience. The Behavior Risk Margin is calculated by taking the difference between adverse policyholder behavior, assumptions and the best estimate assumptions used in the Pre-SFAS 157 model using interest rate and volatility assumptions that the Company believes market participants would use in developing risk margins. The adverse assumptions incorporate adverse dynamic lapse behavior, greater utilization of the withdrawal features, and the potential for contract holders to shift their investment funds into more aggressive investments when allowed.
SFAS 157 Transition
The Company applied the provisions of SFAS 157 prospectively to financial instruments that are recorded at fair value including guaranteed living benefits that are required to be fair valued. The Company also applied the provisions of SFAS 157 using limited retrospective application (i.e., cumulative effect adjustment through opening retained earnings) to certain customized derivatives historically measured at fair value in accordance with EITF No. 02-3.
The impact on January 1, 2008 of adopting SFAS 157 for guaranteed benefits accounted for under SFAS 133 and the related reinsurance, was a reduction to net income of $311, after the effects of DAC amortization and income taxes. In addition, net realized capital gains and losses that will be recorded in 2008 and future years are also likely to be more volatile than amounts recorded in prior years.
Moreover, the adoption of SFAS 157 will result in lower variable annuity fee income for new business issued in 2008 as fees attributed to the embedded derivative will increase consistent with incorporating additional risk margins and other indicia of “exit value” in the valuation of the embedded derivative.
The Company also recognized a decrease in opening retained earnings of $51 in relation to the loss deferred in accordance with EITF 02-3 on customized derivatives used to hedge a portion of the GMWB risk. In addition, the change in value of the customized derivatives due to the initial adoption of SFAS 157 of $41 was recorded as an increase in opening retained earnings with subsequent changes in fair value recorded in net realized capital gains (losses) in net income. After amortization of DAC and the effect of income taxes, the impact on retained earnings is a decrease of $3.
The Company’s adoption of SFAS 157 will not materially impact the fair values of other financial instruments, including, but not limited to, other derivative instruments used to hedge guaranteed minimum benefits.
The SFAS 157 transition amounts, before the effects of DAC amortization and income taxes, are shown below by type of guaranteed benefit liability and derivative asset.

			Transition
	SFAS 157	Pre-SFAS 157	Adjustment Gain
	Fair Value	Fair Value	(Loss) [Before DAC
	Asset (Liability)	Asset (Liability)	and tax]

Guaranteed Benefits
U.S. Guaranteed Minimum Withdrawal Benefits	$(1,114)	$(553)	$(561)
Non-Life Contingent Portion of “for Life” Guaranteed Minimum Withdrawal Benefits	(319)	(154)	(165)
Reinsured Guaranteed Living Benefits
Guaranteed Minimum Income Benefits	(220)	(72)	(148)
Guaranteed Minimum Accumulation Benefits	(22)	2	(24)

Total	(242)	(70)	(172)

Total Guaranteed Benefits	(1,675)	(777)	(898)
GMWB Reinsurance	238	128	110

Total	$(1,437)	$(649)	$(788)

3. Fair Value Measurements (continued)
The transition adjustment as of January 1, 2008 was comprised of the following amounts by transition component:

Transition
Adjustment
Gain (Loss)
[Before tax and
DAC amortization]

Actively-Managed Volatility Adjustment	$(100)
Credit Standing Adjustment	5
Market Illiquidity Premium	(258)
Behavior Risk Margin	(435)

Total SFAS 157 Transition Adjustment Before tax and DAC amortization	$(788)

Fair Value Disclosures
The following section applies the SFAS 157 fair value hierarchy and disclosure requirements to the Company’s financial instruments that are carried at fair value. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs in the valuation techniques used to measure fair value into three broad Levels (Level 1, 2, and 3).
Level 1	Observable inputs that reflect quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. Level 1 securities include highly liquid U.S. Treasury securities, and exchange traded equity and derivative securities.

Level 2	Observable inputs, other than quoted prices included in Level 1, for the asset or liability or prices for similar assets and liabilities. Most debt securities and some preferred stocks are model priced by vendors using observable inputs and are classified within Level 2. Also included in the Level 2 category are derivative instruments that are priced using models with observable market inputs, including interest rate, foreign currency and certain credit swap contracts.

Level 3	Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). Level 3 securities include less liquid securities such as highly structured and/or lower quality asset-backed securities (“ABS”) and commercial mortgage-backed securities (“CMBS”), including ABS backed by sub-prime loans, and private placement debt and equity securities. Embedded derivatives and complex derivatives securities, including equity derivatives, longer dated interest rate swaps and certain complex credit derivatives are also included in Level 3. Because Level 3 fair values, by their nature, contain unobservable market inputs as there is no observable market for these assets and liabilities, considerable judgment is used to determine the SFAS 157 Level 3 fair values. Level 3 fair values represent the Company’s best estimate of an amount that could be realized in a current market exchange absent actual market exchanges.

3. Fair Value Measurements (continued)
The following table presents the Company’s assets and liabilities that are carried at fair value by SFAS 157 hierarchy levels, as of March 31, 2008:

		Quoted Prices in
		Active Markets for	Significant	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets accounted for at fair value on a recurring basis
Fixed maturities, available-for-sale	$44,211	$568	$31,489	$12,154
Equity securities, available-for-sale	668	169	—	499
Other investments [1]	932	—	237	695
Short-term investments	1,288	220	1,068	—
Reinsurance recoverables [2]	291	—	—	291
Separate account assets [3] [7]	168,947	136,809	31,558	580

Total assets accounted for at fair value on a recurring basis	$216,337	$137,766	$64,352	$14,219

Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable [4]	$(2,663)	—	—	$(2,663)
Other liabilities [5]	(85)	—	(185)	100
Consumer notes [6]	(4)	—	—	(4)

Total liabilities accounted for at fair value on a recurring basis	$(2,752)	$—	$(185)	$(2,567)

[1]	Includes over-the-counter derivative instruments in a net asset value position which may require the counterparty to pledge collateral to the Company. At March 31, 2008, $296 was the amount of cash collateral liability that was netted against the derivative asset value on the condensed consolidated balance sheet, and is excluded from the table above. See footnote 5 below for derivative liabilities.

[2]	Represents the GMWB reinsurance derivative described in the SFAS 157 Transition section of this Note 3.

[3]	Pursuant to the conditions set forth in SOP 03-1, the value of separate account liabilities is set to equal the fair value for separate account assets.

[4]	Represents GMWB, reinsurance of GMAB and GMIB and funding agreement-backed equity-linked note embedded derivatives reported in Other Policyholder Funds and Benefits Payable on the Company’s condensed consolidated balance sheet.

[5]	Includes over-the-counter derivative instruments in a net negative market value (derivative liability). In the SFAS 157 Level 3 roll forward table included below in this Note 3, the derivative asset and liability are referred to as “freestanding derivatives” and are presented on a net basis.

[6]	Represents embedded derivatives associated with non-funding agreement-backed consumer equity-linked notes.

[7]	Excludes $12 billion of investments sales receivable net of investment purchases payable that are not subject to SFAS 157.
In many situations, inputs used to measure the fair value of an asset or liability position may fall into different levels of the fair value hierarchy. In these situations, the Company will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value. In most cases, both observable (e.g., changes in interest rates) and unobservable (e. g., changes in risk assumptions) inputs are used in the determination of fair values that the Company has classified within Level 3. Consequently, these values and the related gains and losses are based upon both observable and unobservable inputs.

3. Fair Value Measurements (continued)
Determination of fair values
The valuation methodologies used to determine the fair values of assets and liabilities under the “exit price” notion of SFAS 157 reflect market-participant objectives and are based on the application of the fair value hierarchy that prioritizes observable market inputs over unobservable inputs. The Company determines the fair of values of certain financial assets and financial liabilities based on quoted market prices, where available. The Company also determines fair value based on future cash flows discounted at the appropriate current market rate. Fair values reflect adjustments for counterparty credit quality, the Company’s credit standing, liquidity and, where appropriate, risk margins on unobservable parameters. The following is a discussion of the methodologies used to determine fair values for the financial instruments listed in the above table.
Valuation of Fixed Maturity, Short-term and Equity Securities, Available-for-Sale
The fair value for fixed maturity, short term, and equity securities, available-for-sale, is determined by management after considering one of three primary sources of information: third party pricing services, independent broker quotations, or pricing matrices. Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from third party pricing services, the remaining unpriced securities are submitted to independent brokers for prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these three pricing methods include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows and prepayments speeds. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third party pricing services will normally derive the security prices through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Included in the pricing of asset backed securities (“ABS”), collaterized mortgage obligations (“CMOs”), and mortgage-backed securities (“MBS”) are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral.
Prices from third party pricing services are often unavailable for securities that are rarely traded or are traded only in privately negotiated transactions. As a result, certain securities are priced via independent broker quotations which utilize inputs that may be difficult to corroborate with observable market based data. Additionally, the majority of these independent broker quotations are non-binding. A pricing matrix is used to price securities for which the Company is unable to obtain either a price from a third party pricing service or an independent broker quotation. The pricing matrix begins with current spread levels to determine the market price for the security. The credit spreads, as assigned by a knowledgeable private placement broker, incorporate the issuer’s credit rating and a risk premium, if warranted, due to the issuer’s industry and the security’s time to maturity. The issuer-specific yield adjustments, which can be positive or negative, are updated twice per year, as of June 30 and December 31, by a knowledgeable private placement broker and are intended to adjust security prices for issuer-specific factors. The Company assigns a credit rating to these securities based upon an internal analysis of the issuer’s financial strength.
The Company performs a monthly analysis on the prices received from third parties to ensure that the prices represent a reasonable estimate of the fair value. This process involves quantitative and qualitative analysis and is overseen by investment and accounting professionals. Examples of procedures performed include, but are not limited to, initial and on-going review of third party pricing services methodologies, review of pricing statistics and trends, back testing recent trades, and monitoring of trading volumes. In addition, the Company ensures whether prices received from independent brokers represent a reasonable estimate of fair value through the use of internal and external cash flow models developed based on spreads, and when available, market indices. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the available market data, the price received from the third party is adjusted accordingly.
The Company has analyzed the third party pricing services valuation methodologies and related inputs, and has also evaluated the various types of securities in its investment portfolio to determine an appropriate SFAS 157 fair value hierarchy level based upon trading activity and the observability of market inputs. Based on the results of this evaluation and investment class analysis, each price was classified into Level 1, 2, or 3. Most prices provided by third party pricing services are classified into Level 2 because the inputs used in pricing the securities are market observable.

3. Fair Value Measurements (continued)
Due to a general lack of transparency in the process that brokers use to develop prices, most valuations that are based on brokers’ prices are classified as Level 3. Some valuations may be classified as Level 2 if the price can be corroborated. Internal matrix priced securities, primarily consisting of certain private placement debt, are also classified as Level 3. The matrix pricing of certain private placement debt includes significant non-observable inputs, the internally determined credit rating of the security and an externally provided credit spread.
The following table presents the fair value of the significant asset sectors within the SFAS 157 Level 3 securities classification as of March 31, 2008.

		% of Total
	Fair Value	Fair Value
ABS	$4,709	37.2%
Corporate — matrix priced	2,932	23.2%
Corporate — other	2,579	20.4%
Commercial mortgage-backed securities (“CMBS”)	1,606	12.7%
Preferred stock	448	3.5%
Other	379	3.0%

Total Level 3 securities	$12,653	100.0%

•	ABS primarily represents sub-prime and Alt-A securities which are classified as Level 3 due to the lack of liquidity in the market along with bank loan collateralized loan obligations (“CLOs”) which are primarily priced by independent brokers.

•	Corporate — matrix priced represents private placement securities that are thinly traded and priced using a pricing matrix which includes significant non-observable inputs.

•	Corporate — other primarily represents broker priced securities which are thinly traded and privately negotiated transactions.

•	CMBS primarily represents CMBS collateralized debt obligations (“CDO”) securities classified as Level 3 due to the illiquidity of this sector.

•	Preferred Stock primarily represents illiquid perpetual preferred security transactions.
Derivative Instruments, including embedded derivatives within investments
Derivative instruments are reported on the condensed consolidated balance sheets at fair value and are reported in Other Investments and Other Liabilities. Embedded derivatives are reported with the host instruments on the condensed consolidated balance sheet. Derivative instruments are fair valued using pricing valuation models, which utilize market data inputs or independent broker quotations. Excluding embedded derivatives, as of March 31, 2008, 97% of derivatives, based upon notional values, were priced by valuation models, which utilize independent market data. The remaining derivatives were priced by broker quotations. The derivatives are valued using mid-market inputs that are predominantly observable in the market. Inputs used to value derivatives include, but are not limited to, interest swap rates, foreign currency forward and spot rates, credit spreads and correlations, interest and equity volatility and equity index levels. The Company performs a monthly analysis on derivative valuations which includes both quantitative and qualitative analysis. Examples of procedures performed include, but are not limited to, review of pricing statistics and trends, back testing recent trades, analyzing the impacts of changes in the market environment and review of changes in market value for each derivative including those derivatives priced by brokers.
Derivative instruments classified as Level 1 include futures and certain option contracts which are traded on active exchange markets.
Derivative instruments classified as Level 2 primarily include interest rate, currency and certain credit default swaps. The derivative valuations are determined using pricing models with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.
Derivative instruments classified as Level 3 include complex derivatives, such as equity options and swaps, interest rate derivatives which have interest rate optionality, certain credit default swaps, and long-dated interest rate swaps. Also included in Level 3 classification for derivatives are customized equity swaps that hedge the GMWB liabilities. Additional information on the customized transactions is provided under the “Accounting for Guaranteed Benefits Offered With Variable Annuities” Section of this Note 3. These derivative instruments are valued using pricing models which utilize both observable and unobservable inputs and, to a lesser extent, broker quotations. A derivative instrument containing Level 1 or Level 2 inputs will be classified as a Level 3 financial instrument in its entirety if it has as least one significant Level 3 input.

3. Fair Value Measurements (continued)
GMWB Reinsurance Derivative
The fair value of the GMWB reinsurance derivative is calculated as an aggregation of the components described in the SFAS 157 Transition section of this Note 3. The fair value of the GMWB reinsurance derivative is modeled using significant unobservable policyholder behavior inputs, such as lapses, fund selection, resets and withdrawal utilization, and risk margins. As a result, the GMWB Reinsurance Derivative is categorized as Level 3.
Separate Account Assets
Separate account assets are primarily invested in mutual funds but also have investments in fixed maturity and equity securities. The separate account investments are valued in the same manner, and using the same pricing sources and inputs, as the fixed maturity, equity security, and short-term investments of the Company. Open-ended mutual funds are included in Level 1. Most debt securities and short-term investments are included in Level 2. Level 3 assets include less liquid securities, such as highly structured and/or lower quality ABS and CMBS, ABS backed by sub-prime loans, and any investment priced solely by broker quotes.
GMWB Embedded Derivatives and Reinsured GMAB and GMIB Free-Standing Derivatives (in Other Policyholder Funds and Benefits Payable)
The fair value of GMWB embedded derivative and reinsured GMAB and GMIB free-standing derivatives, reported in Other Policyholder Funds and Benefits Payable on the Company’s condensed consolidated balance sheet, are calculated as an aggregation of the components described in the SFAS 157 Transition section of this Note 3. The fair value of those derivatives are modeled using significant unobservable policyholder behavior inputs, such as lapses, fund selection, resets and withdrawal utilization, and risk margins. As a result, the GMWB embedded derivatives and reinsured GMAB and GMAB free-standing derivatives are categorized as Level 3.
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The table below provides a rollforward from January 1, 2008 to March 31, 2008 for the financial instruments for which significant unobservable inputs (Level 3) are used in the fair value measurement on a recurring basis. The Company classifies the fair values of financial instruments within Level 3 if there are no observable markets for the instruments or, in the absence of active markets, the majority of the inputs used to determine the fair value of the instruments are based on the Company’s own assumptions about market participant assumptions. However, the Company prioritizes the use of market-based inputs over entity-based assumptions in determining Level 3 fair values in accordance with SFAS 157. Therefore, the gains and losses in the table below include changes in fair value due partly to observable and unobservable factors. In addition, the Company utilizes derivative instruments to manage the risk associated with certain assets and liabilities. However, the derivative instruments may not be classified within the same fair value hierarchy level as the associated assets and liabilities. Therefore the realized and unrealized gains and losses of the derivative instruments reported in Level 3 may not reflect the offsetting impact of the realized and unrealized gains and losses of the associated assets and liabilities.

3. Fair Value Measurements (continued)
Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

		Total realized/					Change in
	SFAS 157	unrealized gains					unrealized gain
	Fair	(losses) included					(losses) related to
	Value	in			Transfers	Fair value	financial
	as of	Net		Purchases,	in and/or	as of	instruments still
For the period ended	January 1,	income	AOCI	issuances, and	out of	March 31,	held at March 31,
March 31, 2008	2008	[3], [6]	[6]	settlements	level 3	2008	2008 [3]

Assets:
Fixed maturities	13,558	(75)	(890)	587	(1,026)	12,154	(64)
Equity securities	563	(4)	(80)	20	—	499	(4)
Free standing derivatives [5]	378	153	3	157	104	795	203
Reinsurance Recoverable [1], [3]	238	48	—	5	—	291	48
Separate accounts [7]	701	(78)	—	77	(120)	580	(72)
Liabilities:
Embedded derivatives reported in Other Policyholder Funds and Benefits Payable [2], [3]	(1,718)	(923)	—	(22)	—	(2,663)	(923)
Consumer Notes	(5)	1	—	—	—	(4)	1

[1]	The January 1, 2008 fair value of $238 includes the Pre-SFAS 157 fair value of $128 and transitional adjustment of $110.

[2]	The January 1, 2008 fair value of $1,718 includes $1,675 for guaranteed living benefits that are required to be fair valued as detailed in the SFAS 157 Transition section of this Note 3. The remaining $43 relates to other financial instruments that were accounted for using fair value hedge accounting treatment under SFAS 133 and equity-linked notes which had no transition adjustment.

[3]	The Company classifies all gains and losses on GMWB reinsurance derivatives and GMWB embedded derivatives as unrealized gains/losses for purposes of disclosure in this table because it is impracticable to track on a contract-by-contract basis the realized gains/losses for these derivatives and embedded derivatives.

[4]	All amounts in these columns are reported in Net realized capital gains/losses, except for $1 which is reported in Benefits, losses and loss adjustment expenses. All amounts are before income taxes and amortization of DAC.

[5]	The freestanding derivatives instruments, excluding reinsurance derivative instruments are reported in this table on a net basis for asset/(liability) positions and reported on the condensed consolidated balance sheet in other investments and other liabilities.

[6]	AOCI refers to “Accumulated other comprehensive income” in the Condensed Consolidated Statement of Changes in Stockholder’s Equity. All amounts are before income taxes and amortization of DAC.

[7]	The realized/unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities which results in a net zero impact on net income for the Company.

4. Investments and Derivative Instruments

	March 31, 2008				December 31, 2007
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Bonds and Notes
ABS	$7,550	$26	$(1,010)	$6,566	$7,602	$24	$(519)	$7,107
CMOs Agency backed	709	22	(5)	726	793	18	(3)	808
Non-agency backed	400	1	(26)	375	411	4	(2)	413
CMBS	10,995	139	(1,250)	9,884	11,515	159	(572)	11,102
Corporate	22,620	861	(1,041)	22,440	21,928	807	(571)	22,164
Government/Government agencies
Foreign	452	41	(5)	488	465	35	(2)	498
United States	862	33	—	895	516	14	(1)	529
MBS	1,608	17	(7)	1,618	1,750	15	(15)	1,750
States, municipalities and political subdivisions	1,230	31	(42)	1,219	1,226	32	(20)	1,238
Redeemable preferred stock	—	—	—	—	2	2	(2)	2

Total fixed maturities	$46,426	$1,171	$(3,386)	$44,211	$46,208	$1,110	$(1,707)	$45,611

As of March 31, 2008 and December 31, 2007, under terms of securities lending programs, the fair value of loaned securities was approximately $2.6 billion and $3.1 billion, respectively, and was included in fixed maturities, equities, available-for-sale, and short-term investments in the condensed consolidated balance sheet.
Variable Interest Entities (“VIE”)
The Company is involved with variable interest entities as a collateral manager and as an investor through normal investment activities. The Company’s involvement includes providing investment management and administrative services for a fee, and holding ownership or other investment interests in the entities.
VIEs may or may not be consolidated on the Company’s condensed consolidated financial statements. When the Company is the primary beneficiary of the VIE, all of the assets of the VIE are consolidated into the Company’s financial statements. The Company also reports a liability for the portion of the VIE that represents the minority interest of other investors in the VIE. When the Company concludes that it is not the primary beneficiary of the VIE, the fair value of the Company’s investment in the VIE is recorded in the Company’s financial statements.
The Company’s maximum exposure to loss represents the maximum loss amount that the Company could recognize as a reduction in net investment income or as a realized capital loss.
As of March 31, 2008 and December 31, 2007, the Company had relationships with six VIEs where the Company was the primary beneficiary. The following table sets forth the carrying value of assets and liabilities, and the Company’s maximum exposure to loss on these consolidated VIEs.

	March 31, 2008			December 31, 2007
		Total	Maximum		Total	Maximum
	Total	Liabilities	Exposure	Total	Liabilities	Exposure
	Assets	[1]	to Loss	Assets	[1]	to Loss

CLOs [2]	$347	$165	$185	$128	$73	$74
Limited partnerships	304	122	182	309	121	188
Other investments [3]	282	128	173	296	126	$178

Total	$933	$415	$540	$733	$320	$440

[1]	Creditors have no recourse against the Company in the event of default by the VIE.

[2]	The Company provides collateral management services and earns a fee associated with these structures.

[3]	Other investments include one unlevered investment bank loan fund for which the Company provides collateral management services and earns an associated fee as well as two investment structures that are backed by preferred securities.

As of March 31, 2008 and December 31, 2007, the Company also held variable interests in four and five VIEs, respectively, where the Company is not the primary beneficiary. These investments have been held by the Company for less than two years. The Company’s maximum exposure to loss from these non-consolidated VIEs as of March 31, 2008 and December 31, 2007 was $315 and $100, respectively.
As of December 31, 2007, HIMCO was the collateral manager of four VIEs with provisions that allowed for termination if the fair value of the aggregate referenced bank loan portfolio declined below a stated level. These VIEs were market value CLOs that invested in senior secured bank loans through total return swaps. Two of these market value CLOs were consolidated, and two were not consolidated. During the first quarter of 2008, the fair value of the aggregate referenced bank loan portfolio declined below the stated level in all four market value CLOs and the total return swap counterparties terminated the transactions. Three of these CLOs were restructured from market value CLOs to cash flow CLOs without market value triggers and the remaining CLO is expected to terminate by the end of 2008. The Company realized a capital loss of $47 before-tax from the termination of these CLOs. In connection with the restructuring, the Company purchased interests in two of the resulting VIEs. The Company is the primary beneficiary for one of the resulting VIEs.
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
On the date the derivative contract is entered into, the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability (“fair-value” hedge), (2) a hedge of the variability of cash flows of a forecasted transaction or of amounts to be received or paid related to a recognized asset or liability (“cash-flow” hedge), (3) a foreign-currency fair-value or cash-flow hedge (“foreign-currency” hedge), (4) a hedge of a net investment in a foreign operation (“net investment” hedge), or (5) held for other investment and/or risk management purposes, which primarily involve managing asset or liability related risks that do not qualify for hedge accounting.
The Company’s derivative transactions are used in strategies permitted under the derivative use plans required by the State of Connecticut and the State of New York insurance departments.
For a detailed discussion of the Company’s use of derivative instruments, see Notes 1 and 3 of Notes to Consolidated Financial Statements included in the Company’s 2007 Form 10-K Annual Report.
Derivative instruments are recorded in the condensed consolidated balance sheets at fair value. Asset and liability values are determined by calculating the net position, taking into account income accruals and cash collateral held, for each derivative counterparty by legal entity and are presented as follows:

	March 31, 2008		December 31, 2007
	Asset	Liability	Asset	Liability
	Values	Values	Values	Values

Fixed maturities, available-for-sale	$—	$2	$—	$—
Other investments	932	—	446	—
Reinsurance recoverables	291	—	128	—
Other policyholder funds and benefits payable	1	2,615	2	801
Consumer notes	—	4	—	5
Other liabilities	—	85	—	354

Total	$1,224	$2,706	$576	$1,160

4. Investments and Derivative Instruments (continued)
The following table summarizes the notional amount and fair value of derivatives by hedge designation as of March 31, 2008, and December 31, 2007. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and are not necessarily reflective of credit risk. The fair value amounts of derivative assets and liabilities are presented on a net basis in the following table.

	March 31, 2008		December 31, 2007
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value

Cash-flow hedges	$5,740	$(117)	$5,245	$(196)
Fair-value hedges	3,993	(23)	4,290	(13)
Other investment and risk management activities	111,116	(1,342)	108,106	(375)

Total	$120,849	$(1,482)	$117,641	$(584)

The increase in notional amount since December 31, 2007, is primarily due to an increase in notional related to derivatives associated with GMIB and GMAB reinsured from a related party as well as derivatives associated with GMWB riders, partially offset by a decline in notional of credit derivatives. The circumstances giving rise to the changes in notional related to these components are as follows:
•	Reinsurance arrangements are used to assume a related party’s exposure to the GMIB and GMAB product riders for the lives of the host variable annuity contracts. These reinsurance contracts are accounted for as free-standing derivative contracts. The notional amount associated with the reinsurance of the GMIB and GMAB riders increased in value primarily due to appreciation of the Japanese yen as compared to the U.S. dollar as well as additional product sales. For further discussion of the internal reinsurance of the GMIB and GMAB products refer to Note 10 of Notes to Condensed Consolidated Financial Statements.

•	The Company offers certain variable annuity products with GMWB riders, which are accounted for as embedded derivatives. The increase in notional amount of derivatives associated with GMWB riders is primarily due to additional product sales. For further discussion on GMWB riders, refer to Note 6 of Notes to Condensed Consolidated Financial Statements.

•	The notional amount related to credit derivatives declined since December 31, 2007, primarily due to terminations and maturities of credit derivatives in which the Company had assumed credit exposure, partially offset by an increase in notional resulting from the purchase of additional credit protection, which reduced the overall net credit exposure assumed by the Company through credit derivatives.
The decrease in net fair value of derivative instruments since December 31, 2007, was primarily due to GMWB related derivatives and the internal reinsurance contract associated with GMIB and GMAB, partially offset by the Japanese fixed annuity hedging instruments and credit derivatives. The circumstances giving rise to the changes in fair value related to these components are as follows:
•	The GMWB related derivatives decreased in fair value primarily due to the transition to SFAS 157 and liability model assumption updates for mortality.

•	The internal reinsurance contract associated with GMIB and GMAB decreased in fair value primarily as a result of the transition to SFAS 157, appreciation of the Japanese yen in comparison to the U.S. dollar, and a decrease in Japanese equity index levels and interest rates.

•	The Japanese fixed annuity contract hedging instruments increased in fair value primarily due to appreciation of the Japanese yen in comparison to the U.S. dollar.

•	Credit derivatives increased in fair value primarily due to terminations and maturities of certain swaps in which the Company assumed credit exposure and which were in loss positions as of December 31, 2007, including credit default swaps, credit index swaps, and total return swaps on HIMCO managed bank loan CLOs. Also contributing to the increase in fair value was the purchase of credit protection during the first quarter of 2008, which reduced the overall net credit exposure assumed by the Company through credit derivatives.

4. Investments and Derivative Instruments (continued)
Ineffectiveness on hedges that qualify for hedge accounting and the total change in value for derivative-based strategies that do not qualify for hedge accounting treatment (“non-qualifying strategies”), including periodic derivative net coupon settlements, are reported in earnings before taxes and are presented in the following table.

	Three Months Ended
	March 31,
	2008	2007

Ineffectiveness on cash-flow hedges	$1	$–
Ineffectiveness on fair-value hedges	2	–
Total change in value for non-qualifying strategies	(1,160)	(29)

Net earnings impact, before tax	$(1,157)	$(29)

The total change in value for non-qualifying strategies, including periodic derivative net coupon settlements, are reported in net realized capital gains (losses). The circumstances giving rise to the changes in these non-qualifying strategies are as follows:
•	For the three months ended March 31, 2008, net losses were primarily comprised of net losses on the GMWB related derivatives, net losses associated with the internal reinsurance of GMIB and GMAB, and net losses on credit derivatives, partially offset by gains on the Japanese fixed annuity hedging instruments. The net losses on the GMWB rider embedded derivatives were primarily due to the transition to SFAS 157 and liability model assumption updates for mortality. The net losses on the internal reinsurance of GMIB and GMAB were primarily a result of the transition to SFAS 157, appreciation of the Japanese yen in comparison to the U.S. dollar, and a decrease in Japanese equity index levels and interest rates. The net losses on credit derivatives, including credit default swaps, credit index swaps, and total return swaps, were due to credit spreads widening. The net gains on the Japanese fixed annuity hedging instruments were primarily due to appreciation of the Japanese yen in comparison to the U.S. dollar.
•	For the three months ended March 31, 2007, net realized capital losses were primarily driven by net losses on the reinsurance of GMIB due to liability model refinements and net losses on credit default swaps due to credit spread widening. These net losses were partially offset by net gains on GMWB product and hedging derivatives related to a decline in equity index volatility and gains on interest rate derivatives used to manage portfolio duration.
As of March 31, 2008, the before tax deferred net (losses) on derivative instruments recorded in accumulated other comprehensive income (loss) (“AOCI”) that are expected to be reclassified to earnings during the next twelve months are $(21). This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on existing variable-rate financial instruments) is five years. For the three months ended March 31, 2008 and 2007, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
5. Deferred Policy Acquisition Costs and Present Value of Future Profits

	2008	2007

Balance, January 1, before cumulative effect of accounting change, pre-tax	$8,393	$7,334
Cumulative effect of accounting change, pre-tax (SOP 05-1) [1]	—	(20)

Balance, January 1, as adjusted	8,393	7,314
Deferred costs	303	356
Amortization — Deferred policy acquisition costs and present value of future profits [2]	139	(247)
Adjustments to unrealized gains and losses on securities available-for-sale and other	290	(31)

Balance, March 31	$9,125	$7,392

[1]	The Company’s cumulative effect of accounting change includes an additional $(1), pre-tax, related to sales inducements.

[2]	The decrease in amortization from the prior year period is due to lower actual gross profits resulting from increased realized capital losses primarily from the adoption of SFAS 157 at the beginning of the first quarter of 2008. For further discussion of the SFAS 157 transition impact, see Note 3.

6. Separate Accounts, Death Benefits and Other Insurance Benefit Features
The Company records the variable portion of individual variable annuities, 401(k), institutional, 403(b)/457, private placement life and variable life insurance products within separate account assets and liabilities. Separate account assets are reported at fair value. Separate account liabilities are set equal to separate account assets. Separate account assets are segregated from other investments. Investment income and gains and losses from those separate account assets, which accrue directly to, and whereby investment risk is borne by the policyholder, are offset by the related liability changes within the same line item in the condensed consolidated statements of operations. The fees earned for administrative and contract holder maintenance services performed for these separate accounts are included in fee income. For the three months ended March 31, 2008 and 2007, there were no gains or losses on transfers of assets from the general account to the separate account.
Many of the variable annuity and universal life (“UL”) contracts issued by the Company offer various guaranteed minimum death and withdrawal benefits and UL secondary guarantee benefits. UL secondary guarantee benefits ensure that your policy will not terminate, and will continue to provide a death benefit, even if there is insufficient policy value to cover the monthly deductions and charges. Guaranteed minimum death benefits are offered in various forms as described in further detail throughout this Note 6. The Company currently reinsures a significant portion of the death benefit guarantees associated with its in-force block of business. The Company also assumes, through reinsurance, minimum death, income and accumulation benefits offered by an affiliate. For additional information related to the risk associated with the affiliate reinsurance of these benefits, see Note 10.
Changes in the gross guaranteed minimum death benefit (“GMDB”) and UL secondary guarantee benefits sold with annuity and/or UL products accounted for and collectively known as “SOP 03-1 reserve liabilities” are as follows:

		UL Secondary
	GMDB [1]	Guarantees [1]

Liability balance as of December 31, 2007	$531	$19
Incurred	44	2
Paid	(37)	—

Liability balance as of March 31, 2008	$538	$21

[1]	The reinsurance recoverable asset related to the GMDB was $331 as of March 31, 2008. The reinsurance recoverable asset related to the UL Secondary Guarantees was $11 as of March 31, 2008.

		UL Secondary
	GMDB [1]	Guarantees [1]

Liability balance as of December 31, 2006	$476	$7
Incurred	35	2
Paid	(24)	—

Liability balance as of March 31, 2007	$487	$9

[1]	The reinsurance recoverable asset related to the GMDB was $319 as of March 31, 2007. The reinsurance recoverable asset related to the UL Secondary Guarantees was $8 as of March 31, 2007.
The net SOP 03-1 reserve liabilities are established by estimating the expected value of net reinsurance costs and death benefits in excess of the projected account balance. The excess death benefits and net reinsurance costs are recognized ratably over the accumulation period based on total expected assessments. The SOP 03-1 reserve liabilities are recorded in reserve for future policy benefits in the Company’s condensed consolidated balance sheet. Changes in the SOP 03-1 reserve liabilities are recorded in benefits, losses and loss adjustment expenses in the Company’s condensed consolidated statement of operations. In a manner consistent with the Company’s accounting policy for deferred acquisition costs, the Company regularly evaluates estimates used and adjusts the additional liability balances, with a related charge or credit to benefit expense if actual experience or other evidence suggests that earlier assumptions should be revised.

6. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)
The following table provides details concerning GMDB exposure directly written by the Company:
Breakdown of Variable Annuity Account Value by GMDB Type at March 31, 2008

			Retained	Weighted Average
	Account	Net Amount	Net Amount	Attained Age of
Maximum anniversary value (“MAV”) [1]	Value	at Risk	at Risk	Annuitant

MAV only	$41,540	$6,111	$1,430	65
With 5% rollup [2]	2,918	497	162	64
With Earnings Protection Benefit Rider (“EPB”) [3]	4,847	493	74	62
With 5% rollup & EPB	1,180	148	28	64

Total MAV	50,485	7,249	1,694
Asset Protection Benefit (“APB”) [4]	39,110	2,849	1,570	62
Lifetime Income Benefit (“LIB”)- Death Benefit [5]	10,697	86	86	63
Reset [6] (5-7 years)	5,352	241	241	66
Return of Premium [7] /Other	9,568	44	42	56

Total at March 31, 2008	$115,212	$10,469	$3,633	63

[1]	MAV: the death benefit is the greatest of current account value, net premiums paid and the highest account value on any anniversary before age 80 (adjusted for withdrawals).

[2]	Rollup: the death benefit is the greatest of the MAV, current account value, net premium paid and premiums (adjusted for withdrawals) accumulated at generally 5% simple interest up to the earlier of age 80 or 100% of adjusted premiums.

[3]	EPB: the death benefit is the greatest of the MAV, current account value, or contract value plus a percentage of the contract’s growth. The contract’s growth is account value less premiums net of withdrawals, subject to a cap of 200% of premiums net of withdrawals.

[4]	APB: the death benefit is the greater of current account value or MAV, not to exceed current account value plus 25% times the greater of net premiums and MAV (each adjusted for premiums in the past 12 months).

[5]	LIB: the death benefit is the greatest of current account value, net premiums paid, or for certain contracts a benefit amount that ratchets over time, generally based on market performance.

[6]	Reset: the death benefit is the greatest of current account value, net premiums paid and the most recent five to seven year anniversary account value before age 80 (adjusted for withdrawals).

[7]	Return of premium: the death benefit is the greater of current account value and net premiums paid.
See Note 3 for a description of the Company’s guaranteed living benefits that are accounted for at fair value.
As of March 31, 2008 and December 31, 2007, the embedded derivative liability recorded for GMWB, before reinsurance or hedging, was $1.9 billion and $707, respectively. For the three months ended March 31, 2008 and 2007, the change in value of the GMWB, before reinsurance and hedging, reported in realized gains (losses) was ($1.2) billion and $65, respectively. Included in the realized gain (loss) for the three months ended March 31, 2008 was the transition adjustment loss as a result of adopting SFAS 157 of ($616) and changes in mortality assumptions resulting in a loss of ($76). For further discussion of the SFAS 157 transition impact, please refer to Note 3.
As of March 31, 2008 and December 31, 2007, $43.5 billion, or 83%, and $46.3 billion, or 82%, respectively, of account value representing substantially all of the contracts written after July 2003 with the GMWB feature, were unreinsured. In order to reduce the volatility associated with the unreinsured GMWB liabilities, the Company has established a risk management strategy. The Company uses customized derivative contracts as well as other derivative instruments to hedge its unreinsured GMWB exposure including interest rate futures and swaps, variance swaps, S&P 500 and NASDAQ index options and futures contracts and EAFE Index swaps to hedge GMWB exposure to international equity markets. The total (reinsured and unreinsured) GRB as of March 31, 2008 and December 31, 2007 was $45.8 billion and $44.8 billion, respectively.
A contract is ‘in the money’ if the contract holder’s GRB is greater than the account value. For contracts that were ‘in the money’ the Company’s exposure, after reinsurance, as of March 31, 2008 and December 31, 2007, was $671 and $139, respectively. However, the only ways the contract holder can monetize the excess of the GRB over the account value of the contract is upon death or if their account value is reduced to zero through a combination of a series of withdrawals that do not exceed a specific percentage of the premiums paid per year and market declines. If the account value is reduced to zero, the contract holder will receive an annuity equal to the remaining GRB.

6. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)
As the amount of the excess of the GRB over the account value can fluctuate with equity market returns on a daily basis, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than $671.
7. Commitments and Contingencies
Litigation
The Company is involved in claims litigation arising in the ordinary course of business, both as a liability insurer defending or providing indemnity for third-party claims brought against insurers and as an insurer defending coverage claims brought against it. The Company accounts for such activity through the establishment of unpaid loss and loss adjustment expense reserves. Management expects that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to the condensed consolidated financial condition, results of operations or cash flows of the Company.
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
Broker Compensation Litigation — Following the New York Attorney General’s filing of a civil complaint against Marsh & McLennan Companies, Inc., and Marsh, Inc. (collectively, “Marsh”) in October 2004 alleging that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them, private plaintiffs brought several lawsuits against The Hartford predicated on the allegations in the Marsh complaint, to which The Hartford was not party. Among these is a multidistrict litigation in the United States District Court for the District of New Jersey. There are two consolidated amended complaints filed in the multidistrict litigation, one related to conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. The Company is named in the group benefits products complaint. The complaints assert, on behalf of a putative class of persons who purchased insurance through broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group benefits products complaint, claims under ERISA. The claims are predicated upon allegedly undisclosed or otherwise improper payments of contingent commissions to the broker defendants to steer business to the insurance company defendants. The district court has dismissed the Sherman Act and RICO claims in both complaints for failure to state a claim and has granted the defendants’ motions for summary judgment on the ERISA claims in the group-benefits products complaint. The district court further has declined to exercise supplemental jurisdiction over the state law claims, has dismissed those state law claims without prejudice, and has closed both cases. The plaintiffs have appealed the dismissal of the claims in both consolidated amended complaints.
8. Stock Compensation Plans
Hartford Life’s employees are included in The Hartford 2005 Incentive Stock Plan and The Hartford Employee Stock Purchase Plan.
The Hartford has two primary stock-based compensation plans. Shares issued in satisfaction of stock-based compensation may be made available from authorized but unissued shares, shares held by The Hartford in treasury or from shares purchased in the open market. The Hartford typically issues new shares in satisfaction of stock-based compensation. The Company was allocated compensation expense of $5 and $3 for the three months ended March 31, 2008 and 2007, respectively. The Company’s income tax benefit recognized for stock-based compensation plans was $1 and $1 for the three months ended March 31, 2008, and 2007, respectively. The Company did not capitalize any cost of stock-based compensation.

9. Debt
Consumer Notes
As of March 31, 2008 and December 31, 2007, $971 and $809, respectively, of consumer notes had been issued. As of March 31, 2008, these consumer notes have interest rates ranging from 4.0% to 6.3% for fixed notes and, for variable notes, either consumer price index plus 100 to 267 basis points or indexed to the S&P 500, Dow Jones Industrials or the Nikkei 225. For the three months ended March 31, 2008 and 2007, interest credited to holders of consumer notes was $13 and $5, respectively. For additional information regarding consumer notes, see Note 12 of Notes to Consolidated Financial Statements in the Company’s 2007 Form 10-K Annual Report.
10. Transactions with Affiliates
Transactions of the Company with Hartford Fire Insurance Company, Hartford Holdings and its affiliates (collectively referred to as “The Hartford”) relate principally to tax settlements, reinsurance, insurance coverage, rental and service fees, payment of dividends and capital contributions. In addition, an affiliated entity purchased group annuity contracts from the Company to fund structured settlement periodic payment obligations assumed by the affiliated entity as part of claims settlements with property casualty insurance companies and self-insured entities. As of March 31, 2008 and December 31, 2007 the Company had $5.0 billion and $4.8 billion of reserves for claim annuities purchased by affiliated entities. For the three months ended March 31, 2008 and 2007, the Company recorded earned premiums of $126 and $135 for these intercompany claim annuities.
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
Hartford Life sells fixed market value adjusted (“MVA”) annuity products to customers in Japan. The yen based MVA product is written by HLIKK, a wholly owned Japanese subsidiary of Hartford Life and subsequently reinsured to the Company. As of March 31, 2008 and December 31, 2007, $2.2 billion and $1.8 billion, respectively, of the account value had been assumed by the Company.
Effective July 31, 2006, a subsidiary of the Company, Hartford Life and Annuity Insurance Company (“HLAI”), entered into a reinsurance agreement with Hartford Life Insurance KK (“HLIKK”), a wholly owned Japanese subsidiary of Hartford Life, Inc. (“Hartford Life”). Through this agreement, HLIKK agreed to cede and HLAI agreed to reinsure 100% of the risks associated with the in-force, as of July 31, 2006, and prospective GMIB riders issued by HLIKK on its variable annuity business except for policies and GMIB riders issued prior to April 1, 2005. The agreement also includes GMDB on covered contractors that have an associated GMIB rider.
While the form of the agreement between HLAI and HLIKK for GMIB business is reinsurance, in substance and for accounting purposes the agreement is a free standing derivative. As such, the reinsurance agreement for GMIB business is recorded at fair value on the Company’s condensed consolidated balance sheet, with prospective changes in fair value recorded in net realized net capital gains (losses) in net income.
The initial fair value of the reinsurance derivative associated with new business will be recorded as an in substance capital contribution or distribution between these related parties. As of March 31, 2008 and December 31, 2007, the fair value of the GMIB reinsurance derivative was a liability of $624 and $72, respectively. During the three months ended March 31, 2008 the Company recorded a net capital contribution (dividend) of $(5) and a pre-tax realized loss of $494, representing the change in fair value of the GMIB reinsurance derivative. Included in the realized loss for the three months ended March 31, 2008 was the transition adjustment loss as a result of adopting SFAS 157 of $148. For further discussion of the SFAS 157 transition impact, see Note 3. During the three months ended March 31, 2007, the Company recorded a net capital contribution of $14 and a pre-tax realized loss of $50, representing the change in fair value of the reinsurance derivative.
Effective September 30, 2007, HLAI entered into another reinsurance agreement where HLIKK agreed to cede and HLAI agreed to reinsure 100% of the risks associated with the in-force and prospective GMAB, GMIB and GMDB riders issued by HLIKK on certain of its variable annuity business. The reinsurance of the GMAB rider is accounted for as a free-standing derivative in accordance with SFAS 133.

10. Transactions with Affiliates (continued)
Accordingly, the reinsurance of the GMAB is recorded at fair value on the Company’s condensed consolidated balance sheet, with prospective changes in fair value recorded in net realized net capital gains (losses) in net income. The fair value of the GMAB is a liability of $27 at March 31, 2008. During the three months ended March 31, 2008 the Company recorded a net capital contribution (dividend) of $(1) and a pre-tax realized loss of $24, representing the change in fair value of the GMAB reinsurance derivative. Included in the realized loss for the three months ended March 31, 2008 was the transition adjustment loss as a result of adopting SFAS 157 of $24. For further discussion of the SFAS 157 transition impact, see Note 3.
See Note 3 for the information on the valuation of the related party reinsurance agreements.
The contracts underlying the GMIB and GMAB reinsurance contracts are ‘in the money’ if the contract holder’s GRB is greater than the account value. For contracts that were ‘in the money’ the Company’s exposure related to GMIB and GMAB, as of March 31, 2008 and December 31, 2007, was $1.2 billion and $130, respectively. However, for GMIB’s, the only way the contract holder can monetize the excess of the GRB over the account value of the contract is upon annuitization and the amount to be paid by the Company will either be in the form of a lump sum, or over the annuity period for certain GMIB’s or over the annuity period only for other GMIB’s. For GMAB’s the only way that the contract holder can monetize the excess of the GRB over the account value of the contract is through a lump sum payment after a ten year waiting period. As the amount of the excess of the GRB over the account value can fluctuate with equity market returns on a daily basis, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than $1.2 billion.
The Reinsurance Agreement for GMDB business is accounted for under SOP 03-1 “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”). As of March 31, 2008 the liability for the assumed reinsurance of the GMDB and the net amount at risk was $4 and $1.9 billion, respectively. As of December 31, 2007 the liability for the assumed reinsurance of the GMDB and the net amount at risk was $4 and $380, respectively.
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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in millions, unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Hartford Life Insurance Company and its subsidiaries (“Hartford Life Insurance Company”, “Life” or the “Company”) as of March 31, 2008, compared with December 31, 2007, and its results of operations for the three months ended March 31, 2008 compared to the comparable period in 2007. This discussion should be read in conjunction with the MD&A in Hartford Life Insurance Company’s 2007 Form 10-K Annual Report.
Certain of the statements contained herein are forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company’s control and have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in Part II, Item 1A, Risk Factors as well as Part I, Item 1A, Risk Factors in the Company’s 2007 Form 10-K Annual Report. These factors include: the possible occurrence of terrorist attacks; the response of reinsurance companies under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect the Company against losses; changes in financial and capital markets, including changes in interest rates, credit spreads, equity prices and foreign exchange rates; the inability to effectively mitigate the impact of equity market volatility on the Company’s financial position and results of operations arising from obligations under annuity product guarantees; the incidence and severity of catastrophes, both natural and man-made; stronger than anticipated competitive activity; unfavorable judicial or legislative developments; the potential effect of domestic and foreign regulatory developments, including those which could increase the Company’s business costs and required capital levels; the possibility of general economic and business conditions that are less favorable than anticipated; the Company’s ability to distribute its products through distribution channels, both current and future; a downgrade in the Company’s financial strength or credit ratings; the ability to recover the Company’s systems and information in the event of a disaster or other unanticipated event; potential for difficulties arising from outsourcing relationships; potential changes in federal or state tax laws, including changes impacting the availability of the separate account dividend received deduction; losses due to defaults by others; the Company’s ability to protect its intellectual property and defend against claims of infringement; and other factors described in such forward-looking statements.
INDEX

Overview	32
Critical Accounting Estimates	33
Consolidated Results of Operations	41
Retail	43
Retirement Plans	45
Institutional	46
Individual Life	48
Other	49
Investments	50
Investment Credit Risk	54
Capital Resources and Liquidity	70
Accounting Standards	71
OVERVIEW
The Company has four reporting segments: Retail Products Group (“Retail”), Retirement Plans (“Retirement”), Institutional Solutions Group (“Institutional”) and Individual Life. The Company provides retail and institutional investment products such as variable and fixed annuities, private placement life insurance (“PPLI”) and retirement plan services; and individual life insurance products including variable universal life, universal life, interest sensitive whole life and term life.
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
The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: estimated gross profits used in the valuation and amortization of assets and liabilities associated with variable annuity and other universal life-type contracts; living benefits required to be fair valued; valuation of investments and derivative instruments; evaluation of other-than-temporary impairments on available-for-sale securities and contingencies relating to corporate litigation and regulatory matters. In developing these estimates management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements. For discussion of the critical accounting estimates not discussed below, see MD&A in the Company’s 2007 Form 10-K Annual Report.
Valuation of Investments and Derivative Instruments
The Company’s investments in fixed maturities include bonds, redeemable preferred stock and commercial paper. These investments, along with certain equity securities, which include common and non-redeemable preferred stocks, are classified as “available-for-sale” and are carried at fair value. The after-tax difference from cost or amortized cost is reflected in stockholder’s equity as a component of AOCI, after adjustments for the effect of deducting the life and pension policyholders’ share of the immediate participation guaranteed contracts and certain life and annuity deferred policy acquisition costs and reserve adjustments. Policy loans are carried at outstanding balance, which approximates fair value. Mortgage loans on real estate are recorded at the outstanding principal balance adjusted for amortization of premiums or discounts and net of valuation allowances, if any. Short-term investments are carried at amortized cost, which approximates fair value. Other investments primarily consist of limited partnership and other alternative investments and derivatives instruments. Limited partnerships are reported at their carrying value with the change in carrying value accounted for under the equity method and accordingly the Company’s share of earnings are included in net investment income. Derivatives instruments are carried at fair value.
Valuation of Fixed Maturity, Short-term and Equity Securities, Available-for-Sale
The fair value for fixed maturity, short-term, and equity securities, available-for-sale, is determined by management after considering one of three primary sources of information: third party pricing services, independent broker quotations, or pricing matrices. Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from third party pricing services, the remaining unpriced securities are submitted to independent brokers for prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these three pricing methods include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows and prepayments speeds. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third party pricing services will normally derive the security prices through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Included in the pricing of asset-backed securities (“ABS”), collateralized mortgage obligations (“CMOs”), and mortgage-backed securities (“MBS”) are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates.
Prices from third party pricing services are often unavailable for securities that are rarely traded or are traded only in privately negotiated transactions. As a result, certain securities are priced via independent broker quotations which utilize inputs that may be difficult to corroborate with observable market based data. Additionally, the majority of these independent broker quotations are non-binding. A pricing matrix is used to price securities for which the Company is unable to obtain either a price from a third party pricing service or an independent broker quotation. The pricing matrix begins with current spread levels to determine the market price for the security. The credit spreads, as assigned by a knowledgeable private placement broker, incorporate the issuer’s credit rating and a risk premium, if warranted, due to the issuer’s industry and the security’s time to maturity. The issuer-specific yield adjustments, which can be positive or negative, are updated twice per year, as of June 30 and December 31, by the private placement broker and are intended to adjust security prices for issuer-specific factors. The Company assigns a credit rating to these securities based upon an internal analysis of the issuer’s financial strength.
The Company performs a monthly analysis on the prices received from third parties to ensure that the prices represent a reasonable estimate of the fair value. This process involves quantitative and qualitative analysis and is overseen by investment and accounting professionals. Examples of procedures performed include, but are not limited to, initial and on-going review of third party pricing services methodologies, review of pricing statistics and trends, back testing recent trades, and monitoring of trading volumes. In addition, the Company ensures whether prices received from independent brokers represent a reasonable estimate of fair value through the use of internal and external cash flow models developed based on spreads, and when available, market indices. As a result of this analysis, if the Company determines that there is a more appropriate fair value based upon the available market data, the price received from the third party is adjusted accordingly.
In accordance with SFAS 157, the Company has analyzed the third party pricing services valuation methodologies and related inputs, and has also evaluated the various types of securities in its investment portfolio to determine an appropriate SFAS 157 fair value hierarchy level based upon trading activity and the observability of market inputs. For further discussion of SFAS 157, see Note 3 in the Notes to the Condensed Consolidated Financial Statements. Based on this, each price was classified into Level 1, 2, or 3. Most prices provided by third party pricing services are classified into Level 2 because the inputs used in pricing the securities are market observable.
Due to a general lack of transparency in the process that brokers use to develop prices, most valuations that are based on brokers’ prices are classified as Level 3. Some valuations may be classified as Level 2 if the price can be corroborated. Internal matrix priced securities, primarily consisting of certain private placement debt, are also classified as Level 3. The matrix pricing of certain private placement debt includes significant non-observable inputs, the internally determined credit rating of the security and an externally provided credit spread.
The following table presents the fair value of fixed maturity, short term and equity securities, available-for-sale, by SFAS 157 hierarchy level as of March 31, 2008.

		% of Total
	Fair Value	Fair Value
Quoted prices in active markets for identical assets (Level 1)	$957	2.1%
Significant observable inputs (Level 2)	32,557	70.5%
Significant unobservable inputs (Level 3)	12,653	27.4%

Total	$46,167	100.0%
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
The following table presents the fair value of the significant asset sectors within the SFAS 157 Level 3 securities classification as of March 31, 2008.

		% of Total
	Fair Value	Fair Value
ABS	$4,709	37.2%
Corporate — matrix priced	2,932	23.2%
Corporate — other	2,579	20.4%
Commercial mortgage-backed securities (“CMBS”)	1,606	12.7%
Preferred stock	448	3.5%
Other	379	3.0%

Total Level 3 securities	$12,653	100.0%
•	ABS primarily represents sub-prime and Alt-A securities which are classified as Level 3 due to the lack of liquidity in the market along with bank loan collateralized loan obligations (“CLOs”) which are primarily priced by independent brokers.

•	Corporate — matrix priced represents private placement securities that are thinly traded and priced using a pricing matrix which includes significant non-observable inputs.

•	Corporate — other primarily represents broker priced securities which are thinly traded and privately negotiated transactions.

•	CMBS primarily represents CMBS collateralized debt obligations (“CDOs”) securities classified as Level 3 due to the illiquidity of this sector.

•	Preferred Stock primarily represents illiquid perpetual preferred security transactions.
Valuation of Derivative Instruments, excluding embedded derivatives within liability contracts and reinsurance derivatives
Derivative instruments are reported on the condensed consolidated balance sheets at fair value and are reported in Other Investments and Other Liabilities. Derivative instruments are fair valued using pricing valuation models, which utilize market data inputs or independent broker quotations. As of March 31, 2008 and December 31, 2007, 97% and 89% of derivatives, respectively, based upon notional values, were priced by valuation models, which utilize independent market data. The remaining derivatives were priced by broker quotations. The derivatives are valued using mid-market level inputs that are predominantly observable in the market. Inputs used to value derivatives include, but are not limited to, interest swap rates, foreign currency forward and spot rates, credit spreads and correlations, interest and equity volatility and equity index levels. The Company performs a monthly analysis on derivative valuations which includes both quantitative and qualitative analysis. Examples of procedures performed include, but are not limited to, review of pricing statistics and trends, back testing recent trades, analyzing the impacts of changes in the market environment, and review of changes in market value for each derivative including those derivatives priced by brokers.
The following table presents the fair value and notional value of derivatives instruments by SFAS 157 hierarchy level as of March 31, 2008.

	Notional Value	Fair Value
Quoted prices in active markets for identical assets (Level 1)	$1,652	$—
Significant observable inputs (Level 2)	21,924	52
Significant unobservable inputs (Level 3)	22,789	795

Total	$46,365	$847
The following table presents the fair value and notional value of the derivative instruments within the SFAS 157 Level 3 securities classification as of March 31, 2008.

	Notional Value	Fair Value
Credit derivatives	$1,443	$(280)
Interest derivatives	3,670	78
Equity derivatives	17,676	997

Total Level 3	$22,789	$795
Derivative instruments classified as Level 3 include complex derivatives, primarily consisting of equity options and swaps, interest rate derivatives which have interest rate optionality, certain credit default swaps, and long-dated interest rate swaps. These derivative instruments are valued using pricing models which utilize both observable and unobservable inputs and, to a lesser extent, broker quotations. A derivative instrument that is priced using both observable and unobservable inputs will be classified as a Level 3 financial instrument in its entirety if the unobservable input is significant in developing the price.
The Company utilizes derivative instruments to manage the risk associated with certain assets and liabilities. However, the derivative instrument may not be classified with the same fair value hierarchy level as the associated assets and liabilities.

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

	As of and For the
	Three Months Ended
	March 31,
Product/Key Indicator Information	2008	2007

Retail Individual Variable Annuities
Account value, beginning of period	$119,071	$114,365
Net flows	(1,239)	(583)
Change in market value and other	(9,912)	1,548

Account value, end of period	$107,920	$115,330

Retirement Plans
Account value, beginning of period	$27,094	$23,575
Net flows	900	777
Change in market value and other	(1,655)	380

Account value, end of period	$26,339	$24,732

Individual Life
Variable universal life account value, end of period	$6,620	$6,754
Total life insurance in-force	179,031	163,555

S&P500 Index
Period end closing value	1,323	1,421
Daily average value	1,351	1,424

•	Retail individual variable annuity account values declined in the current quarter due to declines in the equity markets. Retail individual variable annuity account value also declined due to negative net flows as a result of increased competition. Positive net flows in Retirement Plans were driven by strong sales.

•	Individual Life in-force growth has occurred across multiple product lines, including variable universal life, guaranteed universal life and other.
Net Investment Spread
Management evaluates performance of certain products based on net investment spread. These products include those that have insignificant mortality risk, such as fixed annuities, certain general account universal life contracts and certain institutional contracts. Net investment spread is determined by taking the difference between the earned rate and the related crediting rates on average general account assets under management. The net investment spreads shown below are for the total portfolio of relevant contracts in each segment and reflect business written at different times. When pricing products, the Company considers current investment yields and not the portfolio average. Net investment spread can be volatile period over period, which can have a significant positive or negative effect on the operating results of each segment. The volatile nature of net investment spread is driven primarily by prepayment premiums on securities and earnings on partnership investments.

Net investment spread is calculated as a percentage of general account assets and expressed in basis points (“bps”):

Three Months Ended
March 31,
	2008	2007

Retail — Individual Annuity	128.1 bps	179.2 bps
Retirement Plans	135.0 bps	166.2 bps
Institutional (GIC’s, Funding Agreements, Funding Agreement Backed Notes and Consumer Notes)	83.9 bps	108.6 bps
Individual Life	125.8 bps	121.3 bps

•	Retail individual annuity, Retirement Plans and Institutional net investment spreads decreased primarily due to lower yields on invested assets, in particular limited partnerships and alternative investments.

•	Individual Life net investment spread increased due to lower credited rates on liabilities in 2008 partially offset by lower earned rates on invested assets primarily due to declines in partnership income.
Expenses
There are three major categories for expenses. The first major category of expenses is benefits and losses. These include the costs of mortality in the individual life business, as well as other contractholder benefits to policyholders. The second major category is insurance operating costs and expenses, which is commonly expressed in a ratio of a revenue measure depending on the type of business. The third major category is the amortization of deferred policy acquisition costs and the present value of future profits, which is typically expressed as a percentage of pre-tax income before the cost of this amortization (an approximation of actual gross profits). Retail individual annuity business accounts for the majority of the amortization of deferred policy acquisition costs and present value of future profits for the Company.

	Three Months Ended
	March 31,
	2008		2007

Retail

General insurance expense ratio (individual annuity)	16.9	bps	16.4	bps
DAC amortization ratio (individual annuity)	45.9%		49.5%
Insurance expenses, net of deferrals	$142		$136

Individual Life

Death benefits	$83		$63

Insurance expenses, net of deferrals	$46		$46

•	The Retail DAC amortization ratio (individual annuity) decreased for the three months ended March 31, 2008, primarily due to lower amortization rates on an increased base of realized capital losses.

•	Retail insurance expenses, net of deferrals, increased due to increasing trail commissions on growing variable annuity assets.

•	Individual Life death benefits increased for the three months ended March 31, 2008, primarily due to a larger life insurance in-force and unfavorable mortality compared to the prior year period.
Profitability
Management evaluates the rates of return various businesses can provide as an input in determining where additional capital should be invested to increase net income and shareholder returns. The Company uses the return on assets for its annuity business to evaluate profitability. In Individual Life, after-tax margin is a key indicator of overall profitability.

	Three Months Ended
	March 31,
	2008		2007

Retail
Individual annuity return on assets (“ROA”)	(34.9)	bps	52.6	bps
Effect of net realized gains (losses), net of tax and DAC on ROA [1]	(85.0)	bps	2.7	bps
ROA excluding realized gains (losses)	50.1	bps	49.9	bps

Retirement Plans
Retirement Plans ROA	(4.7)	bps	33.1	bps
Effect of net realized gains (losses), net of tax and DAC on ROA [1]	(34.2)	bps	—	bps
ROA excluding realized gains (losses)	29.5	bps	33.1	bps

Institutional
Institutional ROA	(85.0)	bps	25.1	bps
Effect of net realized gains (losses), net of tax and DAC on ROA [1]	(99.1)	bps	(2.4)	bps
ROA excluding realized gains (losses)	14.1	bps	27.5	bps

Individual Life
After-tax margin	6.7%		18.0%
Effect of net realized gains (losses), net of tax and DAC on after-tax margin [1]	(6.2%)		1.6%
After-tax margin excluding realized gains (losses)	12.9%		16.4%

[1]	See “Realized Capital Gains and Losses by Segment” table within the this section of the MD&A
•	The decrease in Retirement Plans ROA, excluding realized gains (losses), was primarily due to a decline in a partnership income.
•	The decrease in Institutional’s ROA, excluding realized gains (losses), is primarily due to a decrease in partnership income as well as increased mortality losses.
•	The decrease in Individual Life’s after-tax margin, excluding realized gains (losses), was primarily due to unfavorable mortality.

Realized Capital Gains and Losses by Segment
Life includes net realized capital gains and losses in each reporting segment. Following is a summary of the types of realized gains and losses by segment:
Net realized gains (losses) for the three months ended March 31, 2008

			Japanese	Periodic net
			fixed	coupon						Total
			annuity	settlements		GMIB/				gains/
	Gains/		contract	on credit	GMWB	GMAB	SFAS 157			losses,
	losses on		hedges,	derivatives	derivatives,	Reinsur-	Transition	Other,		net of tax
	sales, net	Impairments	net	/Japan	net	ance	Impact	net	Total	and DAC

Retail	$(6)	$(32)	$—	$(1)	$(111)	$—	$(616)	$10	$(756)	$(263)
Retirement Plans	(12)	(27)	—	(1)	—	—	—	3	(37)	(23)
Institutional	(15)	(106)	—	—	—	—	—	(99)	(220)	(143)
Individual Life	(7)	(27)	—	—	—	—	—	2	(32)	(19)
Other	(19)	(32)	(14)	(5)	—	(346)	(172)	(35)	(623)	(392)

Total	$(59)	$(224)	$(14)	$(7)	$(111)	$(346)	$(788)	$(119)	$(1,668)	$(840)

Net realized gains (losses) for the three months ended March 31, 2007

			Japanese	Periodic net
			fixed	coupon						Total
			annuity	settlements		GMIB/				gains/
	Gains/		contract	on credit	GMWB	GMAB	SFAS 157			losses,
	losses on		hedges,	derivatives	derivatives,	Reinsur-	Transition	Other,		net of tax
	sales, net	Impairments	net	/Japan	net	ance	Impact	net	Total	and DAC

Retail	$7	$(6)	$—	$—	$22	$—	$—	$(7)	$16	$8
Retirement Plans	(1)	0	—	—	—	—	—	(1)	(2)	(1)
Institutional	9	(7)	—	—	—	—	—	(6)	(4)	(3)
Individual Life	11	(1)	—	—	—	—	—	—	10	7
Other	4	0	5	(12)	—	(50)	—	1	(52)	(33)

Total	$30	$(14)	$5	$(12)	$22	$(50)	$—	$(13)	$(32)	$(22)

Three months ended March 31, 2008 compared to the three months ended March 31, 2007
Net realized capital losses increased primarily due to the SFAS 157 transition impact, higher net losses on both impairments and other net losses, net losses on GMWB derivatives, and GMIB reinsurance in 2008 and higher net realized capital losses from sales of investments. A more expanded discussion of these components is as follows:

Gains (losses) on sales, net	•	Gross losses on sales for the three months ended March 31, 2008 were predominantly within fixed maturities and were primarily comprised of corporate securities and corporate mortgage backed securities (“CMBS”), as well as $14 of collateralized loan obligations (“CLOs”) for which Hartford Investment Management Company (“HIMCO”) is the collateral manager. Gross gains and losses on sale, excluding the loss on CLOs, resulted from the decision to reallocate the portfolio to securities with more favorable risk/return profiles. For more information regarding losses on the sale of HIMCO managed CLOs, refer to the “Variable Interest Entities” section of the Investments MD&A. Securities that were sold at a loss during the three months ended March 31, 2008 had an average unrealized loss position as a percentage of the securities amortized cost of 3% as of December 31, 2007, which under the Company’s impairment policy was deemed to be depressed only to a minor extent.

Gains (losses) on sales, net (continued)	•	Gross gains and losses on sales for three months ended March 31, 2007 were primarily corporate securities. Securities that were sold at a loss had an average unrealized loss position as a percentage of the securities amortized cost of 2% as of December 31, 2006, which under the Company’s impairment policy was deemed to be depressed only to a minor extent.

Impairments	•	For the three months ended March 31, 2008, credit related other-than-temporary impairments primarily consisted of CMBS, asset-backed securities (“ABS”) and corporate securities. Impairments were primarily related to CMBS collateralized debt obligations (“CDOs”) that contained below investment grade 2006 and 2007 vintage year collateral. ABS impairments were primarily taken on residential mortgage backed securities (“RMBS”) backed by second lien residential mortgages. Corporate credit impairments were primarily due to a financial services company that has recently experienced a lack of liquidity. The other-than-temporary impairments reported in Other, net were recorded on securities that had declined in value for which the Company was uncertain of its intent to retain the investments for a period of time sufficient to for allow recovery to cost or amortized cost. During the three months ended March 31, 2007, the credit related other-than-temporary impairment was recorded on one ABS security backed by aircraft lease receivables due to a continued decline in value, attributed to higher than expected aircraft maintenance costs and a rating agency downgrade. For a further discussion see “Other-Than-Temporary Impairments” section of the Investment MD&A.

GMWB derivatives, net	•	Losses in 2008 on GMWB rider embedded derivatives were primarily due to mortality assumption updates of $76.

GMIB/GMAB Reinsurance	•	GMIB/GMAB reinsurance losses increased by $296 due to declines in the equity markets and interest rates. These losses are reflected within the “Other” category.

SFAS 157 Transition Impact	•	The loss from the SFAS 157 transition impact to the GMWB and reinsurance of GMIB and GMAB was a one-time loss recognition resulting from the transition to this accounting standard. For further discussion of the SFAS 157 transition impact, see Note 3 in the Notes to the Condensed Consolidated Financial Statements.

Other, net	•	Other, net losses in both the 2008 and 2007 periods primarily resulted from the change in value of non-qualifying derivatives due to fluctuations in credit spreads, interest rates, and equity markets. The increase in net losses in the 2008 period compared to the prior year period was primarily due to changes in value associated with credit derivatives due to credit spreads widening. Credit spreads widened primarily due to the deterioration in the U.S. housing market, tightened lending conditions, the market’s flight to quality securities as well as increased likelihood of a U.S. recession. For further discussion, see the “Capital Market Risk Management” section of the MD&A. Also included in 2008 were losses on total return swaps from HIMCO managed bank loans CLOs of $33.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended
Operating Summary	March 31,
	2008	2007

Fee income and other	$823	$842
Earned premiums	203	149
Net investment income	712	733
Net realized capital losses [1]	(1,668)	(32)

Total revenues [1]	70	1,692
Benefits, losses and loss adjustment expenses	924	840
Insurance operating costs and other expenses	270	273
Amortization of deferred policy acquisition costs and present value of future profits	(139)	247

Total benefits, losses and expenses	1,055	1,360

Income (loss) before income taxes	(985)	332
Income tax expense (benefit)	(389)	70

Net income (loss) [2]	$(596)	$262

[1]	The transition impact related to the SFAS 157 adoption was a reduction in revenues of $788. For further discussion of the SFAS 157 transition impact, please refer to Note 3 in the Notes to the Condensed Consolidated Financial Statements.

[2]	The transition impact related to the SFAS 157 adoption was a reduction in net income of $311. For further discussion of the SFAS 157 transition impact, please refer to Note 3 in the Notes to the Condensed Consolidated Financial Statements.
Three months ended March 31, 2008 compared to the three months ended March 31, 2007
The decrease in Life’s net income was due to the following:
•	Realized losses increased as compared to the comparable prior year periods primarily due to net losses from the adoption of SFAS 157, impairments and decreases in the value of credit derivatives due to credit spreads widening. For further discussion, please refer to the Realized Capital Gains and Losses by Segment table under the Operating Section of the MD&A.

•	Declines in net investment income due to a decrease in investment yield for fixed maturities and declines in partnership income and other alternative investments.

•	Unfavorable mortality.
Partially offsetting the decrease in Life’s net income were the following:
•	Increased income on asset growth in Retirement Plans and Institutional businesses and increased income on life insurance in-force growth in Individual Life.

•	Lower DAC amortization as a result of the increase in net realized losses, as well as lower amortization from lower actual gross profits.

Income Taxes
The effective tax rate for the three months ended March 31, 2008 and 2007 was 39% and 21%, respectively. The principal cause of the difference between the effective tax rate and the U.S. statutory rate of 35% for 2008 and 2007 was the separate account dividends received deduction (“DRD”).
The separate account DRD is estimated for the current year using information from the prior year-end, adjusted for current year equity market performance. The estimated DRD is generally updated in the third quarter for the provision-to-filed-return adjustments, and in the fourth quarter based on current year ultimate mutual fund distributions and fee income from the Company’s variable insurance products. The actual current year DRD can vary from estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distributions from these mutual funds, amounts of short-term capital gains at the mutual fund level and the Company’s taxable income before the DRD. The Company recorded benefits of $41 and $44 related to the separate account DRD in the three months ended March 31, 2008 and 2007, respectively.
In Revenue Ruling 2007-61, issued on September 25, 2007, the IRS announced its intention to issue regulations with respect to certain computational aspects of DRD on separate account assets held in connection with variable annuity contracts. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54, issued in August 2007 that had purported to change accepted industry and IRS interpretations of the statutes governing these computational questions. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other members of the public will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are unknown, but they could result in the elimination of some or all of the separate account DRD tax benefit that the Company receives. Management believes that it is highly likely that any such regulations would apply prospectively only.
The Company receives a foreign tax credit (“FTC”) against its U.S. tax liability for foreign taxes paid by the Company including payments from its separate account assets. The separate account FTC is estimated for the current year using information from the most recent filed return, adjusted for the change in the allocation of separate account investments to the international equity markets during the current year. The actual current year FTC can vary from the estimates due to actual FTCs passed through by the mutual funds. The Company recorded benefits of $3 and $3 related to separate account FTC in the three months ended March 31, 2008 and 2007, respectively.
The Company is included in the consolidated U.S. federal income tax return of The Hartford Financial Services Group, Inc. and files income tax returns in various states. During 2005, the Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. income tax returns for 2002 through 2003 that is anticipated to be completed during 2008. The 2004 through 2006 examination will begin in 2008.

RETAIL

	Three Months Ended
Operating Summary	March 31,
	2008	2007

Fee income and other	$504	$515
Earned premiums	(6)	(21)
Net investment income	194	200
Net realized capital gains (losses)	(756)	16

Total revenues [1]	(64)	710
Benefits, losses and loss adjustment expenses	197	196
Insurance operating costs and other expenses	142	136
Amortization of deferred policy acquisition costs and present value of future profits	(180)	187

Total benefits, losses and expenses	159	519

Income (loss) before income taxes	(223)	191
Income tax expense (benefit)	(115)	27

Net income (loss) [2]	$(108)	$164

Account Values	2008	2007

Individual variable annuity account values	$107,920	$115,330
Individual fixed annuity and other account values [3]	10,130	9,895

Total Account Values	$118,050	$125,225

[1]	The transition impact related to the SFAS 157 adoption was a reduction in revenues of $616. For further discussion of the SFAS 157 transition impact, please refer to Note 3 in the Notes to the Condensed Consolidated Financial Statements.

[2]	The transition impact related to the SFAS 157 adoption was a reduction in net income of $209. For further discussion of the SFAS 157 transition impact, please refer to Note 3 in the Notes to the Condensed Consolidated Financial Statements.

[3]	Includes policyholders’ balances for investment contracts and reserve for future policy benefits for insurance contracts.
Three months ended March 31, 2008 compared to the three months ended March 31, 2007
Net income decreased for the three months ended March 31, 2008, primarily due to increased realized capital losses from the adoption of SFAS 157, which resulted in a net realized capital loss of $616. For further discussion of the SFAS 157 transition impact, see Note 3 in the Notes to the Condensed Consolidated Financial Statements. For further discussion of realized capital losses, see Realized Capital Gains and Losses by Segment table under the Operating section of the MD&A. The following other factors contributed to the changes in net income:

Fee income and other	•	Fee income and other decreased for the three months ended March 31, 2008 primarily as a result of a decline in average variable annuity account values. The decrease in average variable annuity account values can be attributed to market depreciation of $4.0 billion and net outflows of $3.4 billion over the past four quarters. Net outflows were driven by surrender activity due to the aging of the variable annuity in-force block of business and increased sales competition, particularly competition related to guaranteed living benefits.

Insurance operating costs and other expenses	•	Insurance operating costs and other expenses increased for the three months ended March 31, 2008. These increases were principally driven by increased non-deferrable variable annuity asset based commissions due to an increase in the number of contracts reaching anniversaries when trail commission payments begin.

Amortization of deferred policy acquisition costs and present value of future profits (“DAC”)	•	Amortization of DAC decreased primarily due to the adoption of SFAS 157 at the beginning of the first quarter of 2008 as well as impairment losses and other investment losses. For further discussion of the SFAS 157 transition impact, see Note 3 in the Notes to the Condensed Consolidated Financial Statements. Amortization of DAC also declined due to lower actual gross profits as a result of the factors described above.

Income tax expense (benefit)	•	The income tax benefit as compared to the prior year period income tax expense was due to a loss before income taxes primarily from the adoption of SFAS 157 while the dividends received deduction remained constant. For further discussion of the SFAS 157 transition impact, see Note 3 in the Notes to the Condensed Consolidated Financial Statements.

RETIREMENT PLANS

	Three Months Ended
Operating Summary	March 31,
	2008	2007

Fee income and other	$56	$50
Earned premiums	1	2
Net investment income	89	88
Net realized capital losses	(37)	(2)

Total revenues	109	138
Benefits, losses and loss adjustment expenses	65	62
Insurance operating costs and other expenses	46	39
Amortization of deferred policy acquisition costs and present value of future profits	7	10

Total benefits, losses and expenses	118	111

Income (loss) before income taxes	(9)	27
Income tax expense (benefit)	(6)	7

Net income (loss)	$(3)	$20

Account Values	2008	2007

403(b)/457 account values	$11,926	$11,753
401(k) account values	14,413	12,979

Total account values	$26,339	$24,732

Three months ended March 31, 2008 compared to the three months ended March 31, 2007
Net income in Retirement Plans decreased due to higher net realized capital losses and increased operating expenses, partially offset by growth in fee income. For further discussion of net realized capital losses, see Realized Capital Gains and Losses by Segment table under the Operating section of the MD&A. The following other factors contributed to the changes in net income:

Fee income and other	•	Fee income and other increased primarily due to an increase in 401(k) average account values. This growth is primarily driven by positive net flows of $1.8 billion over the past four quarters resulting from strong sales and increased ongoing deposits.

Net investment income	•	Net investment income remained consistent with growth in general account assets offset by a decrease in partnership investment income.

Insurance operating costs and other expenses	•	Insurance operating costs and other expenses increased, primarily attributable to greater assets under management aging beyond their first year resulting in higher trail commissions. Also contributing to higher insurance operating costs for the quarter ended March 31, 2008 were higher service and technology costs.

Income tax expense (benefit)	•	The income tax benefit as compared to the prior year period income tax expense was due to a loss before income taxes primarily due to increased realized capital losses while the dividends received deduction remained constant. For further discussion of net realized capital losses, see Realized Capital Gains and Losses by Segment table under the Operating section of the MD&A

INSTITUTIONAL

	Three Months Ended
Operating Summary	March 31,
	2008	2007

Fee income and other	$39	$60
Earned premiums	188	171
Net investment income	290	287
Net realized capital losses	(220)	(4)

Total revenues	297	514
Benefits, losses and loss adjustment expenses	454	416
Insurance operating costs and other expenses	28	38
Amortization of deferred policy acquisition costs and present value of future profits	6	15

Total benefits, losses and expenses	488	469

Income (loss) before income taxes	(191)	45
Income tax expense (benefit)	(68)	14

Net income (loss)	$(123)	$31

Account Value	2008	2007

Institutional Investment Product account values	$25,010	$22,879
Private Placement Life Insurance account values	32,784	27,839

Total Account Values	$57,794	$50,718

Three months ended March 31, 2008 compared to the three months ended March 31, 2007
Net income in Institutional decreased for the three months ended March 31, 2008 primarily due to increased realized capital losses. For further discussion, see Realized Capital Gains and Losses by Segment table under the Operating Section of the MD&A. Additionally, partnership income results have also declined, partially offset by net investment income earned on higher assets under management. The following other factors contributed to the changes in income:

Fee income and other	•	Fee income and other decreased primarily due to a large Private Placement Life Insurance (“PPLI”) case sold during the three months ended March 31, 2007. PPLI collects front-end loads, recorded in fee income, to subsidize premium tax payments. Premium taxes are recorded as an expense in insurance operating costs and other expenses. For the three months ended March 31, 2008 and 2007, PPLI had deposits of $70 and $1.4 billion, respectively, which resulted in a decline in fee income due to front-end loads to $1 from $30, respectively, offset by a corresponding decrease in premium taxes reported in insurance operating costs and other expenses.

Earned premiums	•	For the three months ended March 31, 2008, earned premiums increased as a result of strong terminal funding life contingent sales. The increase in earned premiums was offset by a corresponding increase in benefits, losses and loss adjustment expenses.

Net investment income	•	General account spread is the main driver of net income for Institutional Investment Products (“IIP”). Net investment income increased due to higher assets under management in IIP, driven by positive net flows of $1.0 billion during the past four quarters offset by lower partnership returns. Net flows for IIP were strong primarily due to structured settlements and funding agreement backed Investor Notes. For the four quarters ended March 31, 2008, structured settlement deposits were $1.0 billion and Investor Note deposits were $833. Decreased returns on partnership investments offset the impact of increased dollar-based general account spread income from higher assets under management. For the three months ended March 31, 2008 and 2007, income related to partnership income was $2 and $12, respectively.

Insurance operating costs and other expenses	•	PPLI’s insurance operating costs and other expenses increased for the three months ended March 31 2008 over the prior year period, due to a $6 premium tax accrual true up benefit in the first quarter of 2007.

Income tax expense (benefit)	•	The income tax benefit as compared to the prior year period income tax expense was due to a loss before income taxes primarily due to increased realized capital losses. For further discussion of realized capital losses, see Realized Capital Gains and Losses by Segment table under the Operating section of the MD&A.

INDIVIDUAL LIFE

	Three Months Ended
Operating Summary	March 31,
	2008	2007

Fee income and other	$206	$201
Earned premiums	(16)	(13)
Net investment income	81	80
Net realized capital gains (losses)	(32)	10

Total revenues	239	278
Benefits, losses and loss adjustment expenses	142	123
Insurance operating costs and other expenses	46	46
Amortization of deferred policy acquisition costs and present value of future profits	28	35

Total benefits, losses and expenses	216	204

Income before income taxes	23	74
Income tax expense	7	24

Net income	$16	$50

Account values	2008	2007

Variable universal life	$6,620	$6,754

Total account values	$11,309	$11,094

Three months ended March 31, 2008 compared to the three months ended March 31, 2007:
Net income decreased for the three months ended March 31, 2008, driven primarily by net realized capital losses and unfavorable mortality in 2008. For further discussion of net realized capital losses, see Realized Capital Gains and Losses by Segment table under the Operating section of the MD&A. The following other factors contributed to the changes in net income:

Fee income and other	•	Fee income and other increased for the three months ended March 31, 2008 primarily due to growth in variable universal and universal life insurance in-force. Partially offsetting these increases is a decrease in the amortization of deferred revenues resulting from lower gross profits primarily attributed to increased mortality. This decrease has a corresponding offset in amortization of deferred policy acquisition costs.

Benefits, losses and loss adjustment expenses	•	Benefits, losses and loss adjustment expenses increased due to life insurance in-force growth and unfavorable mortality for the three months ended March 31, 2008 compared to the corresponding 2007 period.

Amortization of deferred policy acquisition costs and present value of future profits (“DAC”)	•	Amortization of DAC decreased due to lower gross profits primarily attributed to increased mortality. This decrease had a corresponding offset in amortization of deferred revenues, included in fee income.

OTHER

	Three Months Ended
Operating Summary	March 31,
	2008	2007

Fee income and other	$18	$16
Earned premiums	36	10
Net investment income	58	78
Net realized capital losses	(623)	(52)

Total revenues [1]	(511)	52
Benefits, losses and loss adjustment expenses	66	43
Insurance operating costs and other expenses	8	14

Total benefits, losses and expenses	74	57

Loss before income taxes	(585)	(5)
Income tax expense (benefit)	(207)	(2)

Net loss [2]	$(378)	$(3)

[1]	The transition impact related to the SFAS 157 adoption was a reduction in revenues of $172 for Other. For further discussion of the SFAS 157 transition impact, please refer to Note 3 in the Notes to the Condensed Consolidated Financial Statements.

[2]	The transition impact related to the SFAS 157 adoption was a reduction in net income of $102 for Other. For further discussion of the SFAS 157 transition impact, please refer to Note 3 in the Notes to the Condensed Consolidated Financial Statements.
Three months ended March 31, 2008 compared to the three months ended March 31, 2007

Net investment income	•	Net investment income declined due to declines in partnership income.

Realized capital gains (losses)	•	See Realized Capital Gains and Losses by Segment table under Life’s Operating section of the MD&A.

Insurance operating costs and other expenses	•	Insurance operating costs and other expenses decreased for the three months ended March 31, 2008 as compared to the prior year period, primarily due to a reallocation of expenses to the applicable lines of business. ·

INVESTMENTS
General
The investment portfolios of the Company are managed by HIMCO, a wholly-owned subsidiary of The Hartford. HIMCO manages the portfolios to maximize economic value, while attempting to generate the income necessary to support the Company’s various product obligations within internally established objectives, guidelines and risk tolerances. The portfolio objectives and guidelines are developed based upon the asset/liability profile, including duration, convexity and other characteristics within specified risk tolerances. The risk tolerances considered include, for example, asset and credit issuer allocation limits, maximum portfolio below investment grade (“BIG”) holdings and foreign currency exposure. The Company attempts to minimize adverse impacts to the portfolio and the Company’s results of operations due to changes in economic conditions through asset allocation limits, asset/liability duration matching and through the use of derivatives. For a further discussion of how HIMCO manages the investment portfolios, see the Investments section of the MD&A under the General section in the Company’s 2007 Form 10-K Annual Report. For a further discussion of how the investment portfolio’s credit and market risks are assessed and managed, see the Investment Credit Risk and Capital Markets Risk Management sections of the MD&A.
Return on general account invested assets is an important element of the Company’s financial results. Significant fluctuations in the fixed income or equity markets could weaken the Company’s financial condition or its results of operations. Additionally, changes in market interest rates may impact the period of time over which certain investments, such as MBS, are repaid and whether certain investments are called by the issuers. Such changes may, in turn, impact the yield on these investments and also may result in re-investment of funds received from calls and prepayments at rates below the average portfolio yield. Net investment income and net realized capital gains (losses) reduced and contributed ($956) and $701 to the Company’s consolidated revenues for the three months ended March 31, 2008 and 2007, respectively. The decrease in the contribution to consolidated revenues for 2008, as compared to the prior year period, is primarily due an increase in realized capital losses.
Fluctuations in interest rates affect the Company’s return on, and the fair value of, fixed maturity investments, which comprised approximately 81% and 83% of the fair value of its invested assets as of March 31, 2008 and December 31, 2007, respectively. Other events beyond the Company’s control, including changes in credit spreads, could also adversely impact the fair value of these investments. Additionally, a downgrade of an issuer’s credit rating or default of payment by an issuer could reduce the Company’s investment return.
A decrease in the fair value of any investment that is deemed other-than-temporary would result in the Company’s recognition of a net realized capital loss in its financial results prior to the actual sale of the investment. Following the recognition of the other-than-temporary impairment for fixed maturities, the Company accretes the new cost basis to par or to estimated future value over the remaining life of the security based on future estimated cash flows by adjusting the security’s yields. For a further discussion of the evaluation of other-than-temporary impairments, see the Critical Accounting Estimates section of the MD&A under “Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities” section in the Company’s 2007 Form 10-K Annual Report.
The primary investment objective of the Company’s general account is to maximize economic value consistent with acceptable risk parameters, including the management of the interest rate sensitivity of invested assets, while generating sufficient after-tax income to support policyholder and corporate obligations.

The following table identifies the invested assets by type held in the general account as of March 31, 2008 and December 31, 2007.

Composition of Invested Assets
	March 31, 2008		December 31, 2007
	Amount	Percent	Amount	Percent

Fixed maturities, available-for-sale, at fair value	$44,211	80.9%	$45,611	82.9%
Equity securities, available-for-sale, at fair value	668	1.2%	722	1.3%
Policy loans, at outstanding balance	2,074	3.8%	2,016	3.7%
Mortgage loans, at amortized cost [1]	4,206	7.7%	4,166	7.5%
Limited partnerships and other alternative investments [2]	1,274	2.3%	1,246	2.3%
Short-term investments	1,288	2.4%	752	1.4%
Other investments [3]	984	1.7%	480	0.9%

Total investments	$54,705	100.0%	$54,993	100.0%

[1]	Consist of commercial and agricultural loans.

[2]	Includes a real estate joint venture.

[3]	Primarily relates to derivative instruments.
Total investments decreased $288 since December 31, 2007 primarily as a result of short-term investments and Other investments partially offset by increased unrealized losses primarily due to a widening of credit spreads associated with fixed maturities. The increase in short-term investments resulted from the investment of proceeds received from the sale of fixed maturities in anticipation of investing in favorable risk/return opportunities as they emerge.The increase in Other investments is primarily related to derivative instruments increasing in value primarily due to a decline in interest rates, an increase in equity volatility, and a decrease in equity index levels.
Investment Results
The following table summarizes the Company’s net investment income.

	Three Months Ended
	March 31,
	2008		2007
(Before-tax)	Amount	Yield [1]	Amount	Yield [1]

Fixed maturities [2]	$658	5.6%	$653	5.9%
Equity securities, available-for-sale	11	5.8%	7	5.6%
Mortgage loans	61	5.8%	44	6.1%
Limited partnerships and other alternative investments	(9)	(3.0%)	31	15.6%
Policy loans	32	6.3%	36	7.1%
Other [3]	(31)	—	(25)	—
Investment expense	(10)	—	(13)	—

Total net investment income	$712	5.4%	$733	5.9%

[1]	Yields calculated using investment income before investment expenses divided by the monthly weighted average invested assets at cost, amortized cost, or adjusted carrying value, as applicable excluding collateral received associated with the securities lending program and consolidated variable interest entity minority interests.Included in the fixed maturity yield is Other income (loss) as it primarily relates to fixed maturities (see footnote [3] below).Included in the total net investment income yield is investment expense.

[2]	Includes net investment income on short-term bonds.

[3]	Primarily represents fees associated with securities lending activities of $(19) and $(14) as of March 31, 2008 and 2007, respectively.The income from securities lending activities is included within fixed maturities.Also included are derivatives that qualify for hedge accounting under SFAS 133.These derivatives hedge fixed maturities.
Three months ended March 31, 2008 compared to the three months ended March 31, 2007
Net investment income decreased $21, or (3%), for the three months ended March 31, 2008, compared to the prior year period.The decrease in net investment income was primarily due to a decrease in investment yield for fixed maturities and losses in 2008 on limited partnership and other alternative investments, partially offset by a higher average invested asset base.The decrease in the fixed maturity yield primarily resulted from lower income on variable rate securities due to decreases in short-term interest rates year over year.Limited partnerships and other alternative investments contributed to the decrease in income compared to the prior year period largely due to lower returns on hedge funds and real estate partnerships as a result of the lack of liquidity in the financial markets and wider credit spread environment.Based upon the current interest rate environment, the Company expects to see a continued decline in fixed maturity yield, which coupled with lower expected yield from limited partnership and other alternative investments, is expected to result in a lower average portfolio yield for 2008 as compared to 2007 levels.
The following table summarizes the Company’s net realized capital gains and losses results.

	Three Months Ended
	March 31,
(Before-tax)	2008	2007

Gross gains on sale	$35	$65
Gross losses on sale	(94)	(35)
Impairments
Credit related [1]	(204)	(12)
Other [2]	(20)	(2)

Total impairments	(224)	(14)
Japanese fixed annuity contract hedges, net [3]	(14)	5
Periodic net coupon settlements on credit derivatives/Japan	(7)	(12)
SFAS 157 transition impact [4]	(788)	—
GMWB derivatives, net	(111)	22
GMIB/GMAB reinsurance	(346)	(50)
Other, net [5]	(119)	(13)

Net realized capital losses, before-tax	$(1,668)	$(32)

[1]	Relates to impairments for which the Company has current concerns regarding the issuers ability to pay future interest and principal amounts based upon the securities contractual terms or the depression in security value is primarily related to significant issuer specific or sector credit spread widening.

[2]	Primarily relates to impairments of securities that had declined in value primarily due to changes in interest rate or general or modest spread widening and for which the Company was uncertain of its intent to retain the investment for a period of time sufficient to allow recovery to cost or amortized cost.

[3]	Relates to the Japanese fixed annuity product (product and related derivative hedging instruments excluding periodic net coupon settlements).

[4]	Includes losses from SFAS transition impact of $616 related to GMWB embedded derivatives and $148 and $24 related to free standing derivatives associated with the reinsurance of GMIB and GMAB liabilities, respectively.

[5]	Primarily consists of changes in fair value on non-qualifying derivatives and other investment gains.
The circumstances giving rise to the net realized capital gains and losses in these components are as follows:

Gross Gains and Losses on Sale	•	Gross losses on sales for the three months ended March 31, 2008 were predominantly within fixed maturities and were primarily comprised of corporate securities and CMBS as well as $14 of CLOs for which HIMCO is the collateral manager. Gross gains and losses on sale, excluding the loss on CLOs, resulted from the decision to reallocate the portfolio to securities with more favorable risk/return profiles. For more information regarding losses on the sale of HIMCO managed CLOs, refer to the Variable Interest Entities section below. Securities that were sold at a loss during the three months ended March 31, 2008 had an average unrealized loss position as a percentage of the securities amortized cost of 3% as of December 31, 2007, which under the Company’s impairment policy was deemed to be depressed only to a minor extent.

	•	Gross losses on sales for three months ended March 31, 2007 were primarily comprised of corporate securities. Securities that were sold at a loss had an average unrealized loss position as a percentage of the securities amortized cost of 2% as of December 31, 2006, which under the Company’s impairment policy was deemed to be depressed only to a minor extent.

Impairments	•	See the Other-Than-Temporary Impairments section that follows for information on impairment losses.

SFAS 157	•	The loss from the SFAS 157 transition impact to GMWB rider embedded derivatives and free standing derivatives associated with the reinsurance of GMIB and GMAB riders was a one-time loss recognition resulting from the transition to this accounting standard. For further discussion of the SFAS 157 transition impact, see Note 3 in the Notes to the Condensed Consolidated Financial Statements.

GMWB	•	Losses in 2008 on GMWB rider embedded derivatives were primarily due to mortality assumptions updates.

GMIB/ GMAB	•	The net losses on the internal reinsurance of GMIB and GMAB riders were primarily a result of a decrease in Japanese equity index levels and interest rates.

Other	•	Other, net losses in 2008 primarily resulted from the change in value of non-qualifying derivatives due to credit spread widening. Credit spreads widened primarily due to the deterioration in the U.S. housing market, tightened lending conditions, the market’s flight to quality securities as well as increased likelihood of a U.S. recession. For further discussion, see the “Capital Market Risk Management” section of the MD&A. Also included in 2008 were losses on HIMCO managed CLOs of $33. For more information regarding losses on the sale of HIMCO managed CLOs, refer to the Variable Interest Entities section below.
Variable Interest Entities (“VIE”)
The Company is involved with variable interest entities as a collateral manager and as an investor through normal investment activities. The Company’s involvement includes providing investment management and administrative services for a fee, and holding ownership or other investment interests in the entities.
VIEs may or may not be consolidated on the Company’s condensed consolidated financial statements. When the Company is the primary beneficiary of the VIE, all of the assets of the VIE are consolidated into the Company’s financial statements. The Company also reports a liability for the portion of the VIE that represents the minority interest of other investors in the VIE. When the Company concludes that it is not the primary beneficiary of the VIE, the fair value of the Company’s investment in the VIE is recorded in the Company’s financial statements.
The Company’s maximum exposure to loss represents the maximum loss amount that the Company could recognize as a reduction in net investment income or as a realized capital loss.
As of March 31, 2008 and December 31, 2007, the Company had relationships with six VIEs where the Company was the primary beneficiary. The following table sets forth the carrying value of assets and liabilities, and the Company’s maximum exposure to loss on these consolidated VIEs.

	March 31, 2008			December 31, 2007
		Total	Maximum		Total	Maximum
	Total	Liabilities	Exposure	Total	Liabilities	Exposure
	Assets	[1]	to Loss	Assets	[1]	to Loss

CLOs [2]	$347	$165	$185	$128	$73	$74
Limited partnerships	304	122	182	309	121	188
Other investments [3]	282	128	173	296	126	$178

Total	$933	$415	$540	$733	$320	$440

[1]	Creditors have no recourse against the Company in the event of default by the VIE.

[2]	The Company provides collateral management services and earns a fee associated with these structures.

[3]	Other investments include one unlevered investment bank loan fund for which the Company provides collateral management services and earns an associated fee as well as two investment structures that are backed by preferred securities.
As of March 31, 2008 and December 31, 2007, the Company also held variable interests in four and five VIEs, respectively, where the Company is not the primary beneficiary. These investments have been held by the Company for less than two years. The Company’s maximum exposure to loss from these non-consolidated VIEs as of March 31, 2008 and December 31, 2007 was $315 and $100, respectively.
As of December 31, 2007, HIMCO was the collateral manager of four VIEs with provisions that allowed for termination if the fair value of the aggregate referenced bank loan portfolio declined below a stated level. These VIEs were market value CLOs that invested in senior secured bank loans through total return swaps. Two of these market value CLOs were consolidated, and two were not consolidated. During the first quarter of 2008, the fair value of the aggregate referenced bank loan portfolio declined below the stated level in all four market value CLOs and the total return swap counterparties terminated the transactions. Three of these CLOs were restructured from market value CLOs to cash flow CLOs without market value triggers and the remaining CLO is expected to terminate by the end of 2008. The Company realized a capital loss of $47 before-tax from the termination of these CLOs. In connection with the restructuring, the Company purchased interests in two of the resulting VIEs. The Company is the primary beneficiary for one of the resulting VIEs.

Other-Than-Temporary Impairments
The following table identifies the Company’s other-than-temporary impairments by type.

	Three Months Ended
	March 31,
	2008	2007

ABS
Sub-prime residential mortgages	$60	$—
Other	—	12
CMBS	90	—
Corporate	55	1
Equity and other	19	1
Total other-than-temporary impairments	$224	$14

Credit related	$204	$12
Other	20	2

Total other-than-temporary impairments	$224	$14

The following discussion provides an analysis of significant other-than-temporary impairments recognized during the three months ended March 31, 2008 and 2007 as well as the related circumstances giving rise to the other-than-temporary impairments.
For the three months ended March 31, 2008, credit related other-than-temporary impairments primarily consisted of CMBS, ABS, and Corporate securities.The CMBS impairments were primarily related to CMBS CDOs that contained below investment grade 2006 and 2007 vintage year collateral.ABS impairments were primarily taken on RMBS backed by second lien residential mortgages.Corporate credit impairments were primarily due to a financial services company that has recently experienced a lack of liquidity. For the majority of the credit related impairments, the Company expects to recover principal and interest substantially greater than what the market price indicates.These impairments were included in credit related because of the extensive credit spread widening and were recognized due to the Company’s uncertainty of its intent to retain the investments for a period of time sufficient to allow recovery to amortized cost.
The other-than-temporary impairments reported in Other were recorded on securities that had declined in value for which the Company was uncertain of its intent to retain the investments for a period of time sufficient to for allow recovery to cost or amortized cost.
Prior to the other-than-temporary impairments, these securities had an average market value as a percentage of amortized cost of 76%.
During the three months ended March 31, 2007, the credit related other-than-temporary impairment was recorded on one ABS security backed by aircraft lease receivables due to a continued decline in value, attributed to higher than expected aircraft maintenance costs and a rating agency downgrade.
Future other-than-temporary impairments will depend primarily on economic fundamentals, political stability, issuer and/or collateral performance and future movements in interest rates and credit spreads.If the economic fundamentals continue to deteriorate, other-than-temporary impairments for 2008 could significantly exceed the 2007 impairments of $339. For further discussions on fundamentals related to sub-prime residential mortgage-backed securities, commercial mortgage-backed securities, and corporate securities in the financial services sector, see the Investment Credit Risk section below.
INVESTMENT CREDIT RISK
The Company has established investment credit policies that focus on the credit quality of obligors and counterparties, limit credit concentrations, encourage diversification and require frequent credit worthiness reviews.Investment activity, including setting of policy and defining acceptable risk levels, is subject to regular review and approval by senior management and by The Hartford’s Board of Directors.
The Company invests primarily in securities which are rated investment grade and has established exposure limits, diversification standards and review procedures for all credit risks including borrower, issuer and counterparty. Creditworthiness of specific obligors is determined by consideration of external determinants of credit worthiness, typically ratings assigned by nationally recognized ratings agencies and is supplemented by an internal credit evaluation. Obligor, asset sector and industry concentrations are subject to established Company limits and are monitored on a regular basis.
The Company is not exposed to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholder’s equity other than U.S. government and certain U.S. government agencies. For further discussion of concentration of credit risk, see the “Concentration of Credit Risk” section in Note 4 of Notes to Consolidated Financial Statements.
Derivative Instruments
The Company’s derivative counterparty exposure policy establishes market-based credit limits, favors long-term financial stability and creditworthiness and typically requires credit enhancement/credit risk reducing agreements. Credit risk is measured as the amount owed to the Company based on current market conditions and potential payment obligations between the Company and its counterparties. Credit exposures are generally quantified daily and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of derivatives exceeds the exposure policy thresholds which do not exceed $10 by counterparty for each legal entity of the Company. The Company also minimizes the credit risk in derivative instruments by entering into transactions with high quality counterparties rated A2/A or better, which are monitored by the Company’s internal compliance unit and reviewed frequently by senior management. In addition, the compliance unit monitors counterparty credit exposure on a monthly basis to ensure compliance with Company policies and statutory limitations. The Company also maintains a policy of requiring that derivative contracts, other than exchange traded contracts, currency forward contracts, and certain embedded derivatives, be governed by an International Swaps and Derivatives Association Master Agreement which is structured by legal entity and by counterparty and permits right of offset. To date, the Company has not incurred any losses on derivative instruments due to counterparty nonperformance.
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
The Company assumes credit exposure through credit default swaps and credit index swaps as an efficient means to manage credit exposure without directly investing in the cash market investments. The following table presents the notional, fair value, derivative credit risk, and underlying referenced asset average credit ratings for credit derivatives in which the Company is assuming credit risk as of March 31, 2008.

March 31, 2008
				Underlying Referenced Asset(s)
			Average Credit		Average
	Notional Amount	Fair Value	Risk Exposure	Type	Credit Rating

Credit default swaps [1]
Investment grade risk exposure	$1,204	$(175)	AA	Corporate Credit	BBB+
Below investment grade risk exposure [2]	268	(158)	CCC	Corporate Credit	BBB-

Total	$1,472	$(333)

[1]	Includes $835 of notional value, as of March 31, 2008, of a standard market index of diversified portfolios of corporate issuers referenced through credit default swaps.

[2]	The fair value includes cash payments received at the inception of certain contracts of $100. The net loss for the three months ended March 31, 2008, was ($20), before-tax.

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
In addition to the credit default swaps that assume credit exposure presented in the table above, the Company also purchases credit protection through credit default swaps to economically hedge and manage credit risk of certain fixed maturity investments across multiple sectors of the investment portfolio. As of March 31, 2008, the notional and fair value of these credit default swaps was $3.6 billion and $163, respectively. In addition, during the first quarter of 2008, the Company entered into credit protection using credit default basket swaps on a standard corporate market index. This protection significantly reduced the Company’s overall net exposure to credit derivatives and had a notional and fair value as of March 31, 2008 of $490 and $21, respectively.
Prior to the first quarter of 2008, the Company also assumed credit exposure through credit index swaps referencing AAA rated commercial mortgage backed security indices. During the first quarter of 2008, the Company realized a loss of $56, before-tax, as a result of certain of these swaps maturing as well as the Company eliminating exposure to the remaining swaps by entering into offsetting positions. As of March 31, 2008, the remaining credit index swaps that were closed by offsetting positions had a notional and fair value of $150 and $10, respectively, while the offsetting swaps had a notional and fair value at March 31, 2008, of $150 and $(11), respectively.
Fixed Maturities
The following tables identify fixed maturity securities by quality and type as of March 31, 2008 and December 31, 2007. The ratings referenced below are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company’s internal analysis of such securities.

Fixed Maturities by Credit Quality
	March 31, 2008			December 31, 2007
	Amortized		Percent of Total	Amortized		Percent of Total
	Cost	Fair Value	Fair Value	Cost	Fair Value	Fair Value

AAA	$13,584	$12,505	28.3%	$14,217	$13,879	30.5%
AA	5,757	5,082	11.5%	6,015	5,700	12.5%
A	11,301	11,055	25.0%	10,887	10,999	24.1%
BBB	10,345	10,169	23.0%	9,980	9,937	21.8%
United States Government/Government agencies	3,374	3,440	7.8%	3,262	3,295	7.2%
BB & below	2,065	1,960	4.4%	1,847	1,801	3.9%

Total fixed maturities	$46,426	$44,211	100.0%	$46,208	$45,611	100.0%

Fixed Maturities by Type
	March 31, 2008					December 31, 2007
					Percent					Percent of
					of Total					Total
		Unrealized	Unrealized	Fair	Fair	Amortized	Unrealized	Unrealized	Fair	Fair
	Amortized Cost	Gains	Losses	Value	Value	Cost	Gains	Losses	Value	Value

ABS
Auto	$489	$1	$(20)	$470	1.1%	$536	$1	$(12)	$525	1.2%
Collateralized debt obligations (“CDOs”) [1] [2]	2,091	2	(193)	1,900	4.3%	1,877	—	(82)	1,795	3.9%
Credit cards	788	1	(36)	753	1.7%	826	2	(18)	810	1.8%
Residential mortgage backed (“RMBS”) [3]	2,448	2	(495)	1,955	4.4%	2,558	6	(294)	2,270	5.0%
Student loan	717	—	(116)	601	1.4%	719	—	(37)	682	1.5%
Other	1,017	20	(150)	887	2.0%	1,086	15	(76)	1,025	2.2%
CMBS
Bonds	8,216	41	(662)	7,595	17.2%	8,600	81	(239)	8,442	18.5%
Commercial real estate (“CRE”) CDOs	1,781	—	(564)	1,217	2.8%	1,872	—	(319)	1,553	3.4%
Interest only (“IOs”)	998	98	(24)	1,072	2.4%	1,043	78	(14)	1,107	2.4%
CMOs
Agency backed	709	22	(5)	726	1.6%	793	18	(3)	808	1.8%
Non-agency backed [4]	400	1	(26)	375	0.8%	411	4	(2)	413	0.9%
Corporate
Basic industry	1,577	46	(28)	1,595	3.6%	1,552	45	(19)	1,578	3.5%
Capital goods	1,494	86	(16)	1,564	3.5%	1,460	72	(14)	1,518	3.3%
Consumer cyclical	1,891	76	(53)	1,914	4.3%	1,886	72	(34)	1,924	4.2%
Consumer non-cyclical	2,283	95	(21)	2,357	5.3%	2,023	72	(19)	2,076	4.6%
Energy	1,187	60	(11)	1,236	2.8%	1,117	53	(8)	1,162	2.5%
Financial services	7,443	192	(705)	6,930	15.7%	7,467	188	(349)	7,306	16.0%
Technology and communications	2,552	122	(66)	2,608	5.9%	2,455	141	(22)	2,574	5.6%
Transportation	409	18	(9)	418	0.9%	312	10	(7)	315	0.7%
Utilities	3,002	156	(77)	3,081	7.0%	2,797	138	(70)	2,865	6.3%
Other	782	10	(55)	737	1.7%	859	16	(29)	846	1.9%
Government/Government agencies
Foreign	452	41	(5)	488	1.1%	465	35	(2)	498	1.1%
United States	862	33	—	895	2.0%	516	14	(1)	529	1.2%
MBS	1,608	17	(7)	1,618	3.7%	1,750	15	(15)	1,750	3.8%
Municipal	1,230	31	(42)	1,219	2.8%	1,226	32	(20)	1,238	2.7%
Redeemable preferred stock	—	—	—	—	—	2	2	(2)	2	—

Total fixed maturities	$46,426	$1,171	$(3,386)	$44,211	100.0%	$46,208	$1,110	$(1,707)	$45,611	100.0%

[1]	Includes securities with an amortized cost and fair value of $15 and $12, respectively, as of March 31, 2008 and $16 and $15, respectively, as of December 31, 2007 that contain a below-prime residential mortgage loan component. Typically these CDOs are also backed by assets other than below-prime loans.

[2]	Primarily relates to CLOs which are supported by senior secured bank loans. As of March 31, 2008, 99% of these CLOs were AAA rated with an average subordination of 29%.

[3]	Includes securities with an amortized cost and fair value of $29 and $26, respectively, as of March 31, 2008 and $30 and $28, respectively, as of December 31, 2007, which were backed by pools of loans issued to prime borrowers. Includes securities with an amortized cost and fair value of $90 and $72, respectively, as of March 31, 2008, and $91 and $82, respectively, as of December 31, 2007, which were backed by pools of loans issued to Alt-A borrowers.

[4]	Includes securities with an amortized cost and fair value of $205 and $188, respectively, as of March 31, 2008 and $212 as of December 31, 2007 which were backed by pools of loans issued to Alt-A borrowers.
The Company’s investment sector allocations as a percentage of total fixed maturities have not significantly changed since December 31, 2007. The fixed maturity net unrealized loss position increased $1.6 billion since December 31, 2007 primarily due to credit spread widening, partially offset by a decrease in interest rates and other-than-temporary impairments taken during the year. Credit spreads widened primarily due to the continued deterioration of the sub-prime mortgage market and liquidity disruptions, impacting the overall credit market. The sectors with the most significant concentration of unrealized losses were CMBS, corporate fixed maturities, most significantly within the financial services sector, and RMBS. The Company’s current view of risk factors relative to these fixed maturity types is as follows:
CMBS — During the first quarter of 2008, CMBS continued to experience price declines due to market disruptions in the form of re-pricing of risk and liquidity disruptions across lending markets as well as concerns over weaker underwriting practices such as higher leverage, lower debt service coverage, and more aggressive income growth projections. However, the Company believes the commercial property market cash flow fundamentals will remain sound. The Company performed quantitative and qualitative analysis on the CMBS portfolio that included cash flow modeling. The assumptions used in the cash flow modeling included, on a region by region basis, increases in unemployment, capitalization rates and defaults, and continued declines in property values. As of March 31, 2008, based on this analysis, the Company concluded these securities were temporarily impaired. For further discussion on CMBS, see the “Commercial Mortgage Loans” commentary and tables below.
Financial services — The increase in unrealized losses was primarily due to the recent credit spread widening stemming from concerns over risks in the sub-prime mortgage and leveraged finance markets and the associated impact of issuer credit losses, earnings volatility, and access to liquidity for companies involved in those markets as well as the financial sector as a whole. The majority of these securities are investment grade issuances by large financial institutions and were priced above 80% of amortized cost as of March 31, 2008.
RMBS — Continued deterioration in collateral performance, uncertainty surrounding the decline in home prices, the impact of potential federal intervention, and negative technical factors caused further price depression on ABS backed by sub-prime mortgages during the first quarter of 2008. The Company performed quantitative and qualitative analysis on the RMBS portfolio that included cash flow modeling. The assumptions used in the cash flow modeling included increased defaults to incorporate currently high delinquency and foreclosure rates, higher loss severities upon default to factor in declining home values, and slower voluntary prepayments to reflect limited borrower refinance options. As of March 31, 2008, based on this analysis, the Company concluded these securities were temporarily impaired. For further discussion on RMBS, see the “Sub-prime Residential Mortgage Loans” commentary and tables below.
The Company has reviewed its overall investment portfolio and concluded that the securities in an unrealized loss position at March 31, 2008 were temporarily impaired. For further discussion on unrealized losses and the Company’s other-than-temporary impairment process, see the Fixed Maturity and Equity, Available-for-Sale, Unrealized Loss section below.
Deterioration in the U.S. housing market, tightened lending conditions and the market’s flight to quality securities as well as the increased likelihood of a U.S. recession has caused credit spreads to widen considerably. The sectors most significantly impacted include residential and commercial mortgage backed investments, and other structured products, including consumer loan backed investments. The following sections illustrate the Company’s holdings and provides commentary on the sectors identified above.
Sub-prime Residential Mortgage Loans
The Company has exposure to sub-prime and Alt-A residential mortgage backed securities included in the Consolidated Fixed Maturities by Type table above. Sub-prime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles. Alt-A mortgage lending is the origination of residential mortgage loans to customers who have credit ratings above sub-prime but do not conform to government-sponsored enterprise standards. Both of these categories are considered to be below-prime. The Company is not an originator of below-prime mortgages. The slowing U.S. housing market, greater use of affordability mortgage products, and relaxed underwriting standards for some originators of below-prime loans has recently led to higher delinquency and loss rates, especially within the 2007 vintage years. Continued deterioration in collateral performance, uncertainty surrounding the decline in home prices, the impact of potential federal intervention, and negative technical factors has led to an increase in unrealized losses from December 31, 2007 to March 31, 2008. The Company expects delinquency and loss rates in the sub-prime mortgage sector to continue to increase in the near term. The Company has performed cash flow analysis on its sub-prime holdings stressing multiple variables, including prepayment speeds, default rates, and loss severity. Based on this analysis and the Company’s expectation of future loan performance, other than certain credit related impairments recorded in the current year, future payments are expected to be received in accordance with the contractual terms of the securities. For a discussion on credit related impairments, see Other-Than-Temporary Impairments section included in the Investment Results section of the MD&A.
The following table presents the holdings of Hartford Life Insurance Company and its wholly-owned subsidiaries’ exposure to ABS supported by sub-prime mortgage loans by credit quality, including direct investment in CDOs that contain a sub-prime loan component, included in the RMBS and CDO line in the table above. Credit Protection represents the current weighted average percentage of the capital structure subordinated to the Company’s investment holding that is available to absorb losses before the security suffers the first dollar loss of principal. The table below does not include the Company’s exposure to Alt-A residential mortgage loans, with an amortized cost and fair value of $295 and $260, respectively, as of March 31, 2008, and $303 and $294, respectively, as of December 31, 2007.These securities were primarily backed by AAA 2007 vintage year collateral.
Sub-Prime Residential Mortgage Loans [1] [2] [3] [4]

March 31, 2008
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$39	$36	$171	$148	$64	$47	$23	$15	$5	$5	$302	$251
2004	124	113	304	241	—	—	—	—	—	—	428	354
2005	80	71	727	593	12	10	2	2	8	7	829	683
2006	264	215	41	29	29	20	26	17	21	13	381	294
2007	240	193	52	24	34	30	23	13	55	27	404	287

Total	$747	$628	$1,295	$1,035	$139	$107	$74	$47	$89	$52	$2,344	$1,869

Credit protection	32.1%		48.5%		35.1%		22.0%		20.7%		40.8%

December 31, 2007
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$50	$49	$180	$168	$79	$66	$6	$5	$7	$6	$322	$294
2004	129	127	304	276	—	—	—	—	—	—	433	403
2005	83	77	762	683	8	5	10	3	29	19	892	787
2006	336	304	48	39	1	1	2	1	3	1	390	346
2007	262	227	66	37	52	44	17	17	19	20	416	345

Total	$860	$784	$1,360	$1,203	$140	$116	$35	$26	$58	$46	$2,453	$2,175

Credit protection	32.3%		47.9%		22.7%		23.1%		19.2%		40.7%

[1]	The vintage year represents the year the underlying loans in the pool were originated.

[2]	The Company’s exposure to second lien residential mortgages is composed primarily of loans to prime and Alt-A borrowers, of which approximately over half were wrapped by monoline insurers.These securities are included in the table above and have an amortized cost and fair value of $167 and $139, respectively, as of March 31, 2008 and $206 and $170, respectively, as of December 31, 2007.

[3]	As of March 31, 2008, the weighted average life of the sub-prime residential mortgage portfolio was 4.3 years.

[4]	As of March 31, 2008, approximately 87% of the portfolio is backed by adjustable rate mortgages.
The following table presents the holdings of Hartford Life Insurance Company’s, exclusive of its wholly-owned subsidiaries, exposure to ABS supported by sub-prime mortgage loans by credit quality, including direct investment in CDOs that contain a sub-prime loan component.Credit protection represents the current weighted average percentage of the capital structure subordinated to the Company’s investment holding that is available to absorb losses before the security suffers the first dollar loss of principal.The table below does not include the Company’s exposure to Alt-A residential mortgage loans, with an amortized cost and fair value of $172 and $144, respectively, as of March 31, 2008, and $176 and $168, respectively, as of December 31, 2007.These securities were primarily backed by AAA 2007 vintage year collateral.

Sub-Prime Residential Mortgage Loans [1] [2] [3] [4]

March 31, 2008
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$16	$15	$91	$78	$44	$32	$12	$10	$2	$2	$165	$137
2004	109	99	199	154	—	—	—	—	—	—	308	253
2005	59	52	590	483	12	10	2	2	8	6	671	553
2006	200	159	24	17	15	10	13	8	16	12	268	206
2007	152	121	47	23	30	28	15	8	22	15	266	195

Total	$536	$446	$951	$755	$101	$80	$42	$28	$48	$35	$1,678	$1,344

Credit protection	31.5%		49.3%		36.1%		24.7%		24.2%		41.4%

December 31, 2007
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$23	$23	$95	$87	$49	$41	$4	$3	$3	$3	$174	$157
2004	112	111	199	181	—	—	—	—	—	—	311	292
2005	63	58	624	559	8	5	10	4	27	16	732	642
2006	241	217	29	24	—	—	1	1	—	—	271	242
2007	165	143	55	30	37	36	8	8	11	13	276	230

Total	$604	$552	$1,002	$881	$94	$82	$23	$16	$41	$32	$1,764	$1,563

Credit protection	32.7%		48.4%		24.1%		27.9%		23.3%		41.4%

[1]	The vintage year represents the year the underlying loans in the pool were originated.

[2]	The Company’s exposure to second lien residential mortgages is composed primarily of loans to prime and Alt-A borrowers, of which approximately over half were wrapped by monoline insurers. These securities are included in the table above and have an amortized cost and fair value of $105 and $92, respectively, as of March 31, 2008 and $145 and $118, respectively, as of December 31, 2007.

[3]	As of March 31, 2008, the weighted average life of the sub-prime residential mortgage portfolio was 4.4 years.

[4]	As of March 31, 2008, approximately 92% of the portfolio is backed by adjustable rate mortgages.
Commercial Mortgage Loans
Commercial real estate market cash flow fundamentals have been solid with mortgage delinquencies near all time lows. Recently, however, commercial real estate rents and property values have begun to soften. The following tables represent the Company’s exposure to CMBS bonds and commercial real estate CDOs by credit quality and vintage year. Credit protection represents the current weighted average percentage, excluding wrapped securities, of the capital structure subordinated to the Company’s investment holding that is available to absorb losses before the security incurs the first dollar loss of principal.
The following table presents the holdings of Hartford Life Insurance Company’s and its wholly-owned subsidiaries exposure to CMBS. The table below does not include the Company’s exposure to CMBS IOs. These securities are AAA rated and have an amortized cost and fair value of $998 and $1,072, respectively, as of March 31, 2008 and $1,043 and $1,107, respectively, as of December 31, 2007.

CMBS — Bonds [1]

March 31, 2008
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$1,885	$1,893	$289	$281	$76	$66	$11	$10	$23	$23	$2,284	$2,273
2004	396	388	57	48	41	32	20	17	—	—	514	485
2005	635	612	231	189	261	235	52	49	22	19	1,201	1,104
2006	2,005	1,818	213	180	410	361	387	321	16	13	3,031	2,693
2007	650	589	263	225	102	85	168	139	3	2	1,186	1,040

Total	$5,571	$5,300	$1,053	$923	$890	$779	$638	$536	$64	$57	$8,216	$7,595

Credit protection	25.3%		16.4%		13.1%		7.6%		3.3%		21.7%

December 31, 2007
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$1,953	$1,983	$296	$303	$133	$133	$7	$7	$26	$29	$2,415	$2,455
2004	368	370	56	55	71	68	21	19	—	—	516	512
2005	623	615	247	236	272	265	67	65	22	19	1,231	1,200
2006	1,940	1,890	263	254	569	559	392	352	18	17	3,182	3,072
2007	673	662	263	249	142	131	175	158	3	3	1,256	1,203

Total	$5,557	$5,520	$1,125	$1,097	$1,187	$1,156	$662	$601	$69	$68	$8,600	$8,442

Credit protection	23.8%		16.4%		13.6%		6.8%		3.7%		20.6%

[1]	The vintage year represents the year the pool of loans was originated.
The following table presents the holdings of Hartford Life Insurance Company’s, exclusive of its wholly-owned subsidiaries, exposure to CMBS. The table below does not include the Company’s exposure to CMBS IOs. These securities are AAA rated and have an amortized cost and fair value of $511 and $550, respectively, as of March 31, 2008 and $537 and $571, respectively, as of December 31, 2007.
CMBS — Bonds [1]

March 31, 2008
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$1,075	$1,075	$119	$116	$30	$27	$7	$7	$14	$15	$1,245	$1,240
2004	228	223	21	19	23	18	11	9	—	—	283	269
2005	311	294	155	127	199	184	41	38	22	19	728	662
2006	1,373	1,226	173	149	317	282	302	251	9	7	2,174	1,915
2007	388	341	183	165	64	54	129	109	2	1	766	670

Total	$3,375	$3,159	$651	$576	$633	$565	$490	$414	$47	$42	$5,196	$4,756

Credit protection	25.5%		20.9%		15.8%		8.1%		3.5%		21.8%

December 31, 2007
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$1,136	$1,150	$126	$128	$52	$52	$3	$3	$18	$20	$1,335	$1,353
2004	217	218	21	21	35	33	11	10	—	—	284	282
2005	315	309	168	160	197	193	49	47	22	19	751	728
2006	1,435	1,390	201	195	334	323	306	272	10	9	2,286	2,189
2007	395	387	183	174	64	58	129	117	2	2	773	738

Total	$3,498	$3,454	$699	$678	$682	$659	$498	$449	$52	$50	$5,429	$5,290

Credit protection	24.8%		21.2%		16.7%		7.4%		3.9%		21.5%

[1]	The vintage year represents the year the pool of loans was originated.
The following table presents the holdings of Hartford Life Insurance Company’s and its wholly-owned subsidiaries exposure to CMBS CRE CDOs.
CMBS — CRE CDOs [1] [2]

March 31, 2008
	AAA		AA		A		BBB		Total
	Amortized		Amortized		Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value

2003 & Prior	$268	$216	$70	$53	$30	$22	$12	$8	$380	$299
2004	136	117	13	9	14	10	8	5	171	141
2005	128	85	36	26	46	23	7	4	217	138
2006	414	276	164	105	144	86	46	23	768	490
2007	77	52	83	52	72	39	13	6	245	149

Total	$1,023	$746	$366	$245	$306	$180	$86	$46	$1,781	$1,217

Credit protection	33.3%		24.2%		16.7%		11.5%		28.2%

December 31, 2007
	AAA		AA		A		BBB		Total
	Amortized		Amortized		Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value

2003 & Prior	$270	$228	$70	$58	$31	$22	$7	$7	$378	$315
2004	86	69	16	13	11	8	4	3	117	93
2005	79	65	34	26	10	7	2	1	125	99
2006	436	386	142	113	187	145	50	38	815	682
2007	206	177	129	107	79	63	23	17	437	364

Total	$1,077	$925	$391	$317	$318	$245	$86	$66	$1,872	$1,553

Credit protection	31.5%		27.1%		16.7%		10.4%		27.5%

[1]	The vintage year represents the year the underlying loans in the pool were originated.

[2]	As of March 31, 2008, approximately 34% of the underlying CMBS CRE CDO collateral are seasoned, below investment grade securities. However, the Company primarily invests in the AAA tranche of the CDO capital structure.

The following table presents the holdings of Hartford Life Insurance Company’s, exclusive of its wholly-owned subsidiaries, exposure to CMBS CRE CDOs.
CMBS — CRE CDOs [1] [2]

March 31, 2008
	AAA		AA		A		BBB		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$183	$147	$48	$35	$17	$12	$9	$6	$257	$200
2004	79	66	11	7	10	7	7	4	107	84
2005	98	64	27	18	32	16	6	4	163	102
2006	318	215	124	78	115	72	33	16	590	381
2007	33	20	61	38	64	34	11	4	169	96

Total	$711	$512	$271	$176	$238	$141	$66	$34	$1,286	$863

Credit protection	36.9%		23.7%		17.5%		10.9%		30.0%

December 31, 2007
	AAA		AA		A		BBB		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$182	$153	$48	$38	$13	$10	$5	$4	$248	$205
2004	59	48	13	11	6	5	3	2	81	66
2005	50	41	32	24	9	7	1	—	92	72
2006	323	286	113	91	150	118	42	32	628	527
2007	126	107	90	74	67	53	16	11	299	245

Total	$740	$635	$296	$238	$245	$193	$67	$49	$1,348	$1,115

Credit protection		34.1%		24.7%		17.1%		10.1%		28.0%

[1]	The vintage year represents the year the underlying loans in the pool were originated.

[2]	As of March 31, 2008, approximately 31% of the underlying CMBS CRE CDO collateral are seasoned, below investment grade securities. However, the Company primarily invests in the AAA tranche of the CDO capital structure.
In addition to commercial mortgage-backed securities, the Company has whole loan commercial real estate investments. The carrying value of these investments was $4.2 billion as of March 31, 2008 and December 31, 2007. The Company’s mortgage loans are collateralized by a variety of commercial and agricultural properties. The mortgage loans are geographically dispersed throughout the United States and by property type. At March 31, 2008 and December 31, 2007, the Company held no impaired, restructured, delinquent or in-process-of-foreclosure mortgage loans and accordingly had no valuation allowance for mortgage loans at March 31, 2008 and December 31, 2007.
Consumer Loans
The Company continues to see weakness in consumer credit fundamentals. Rising delinquency and loss rates have been driven by the softening economy and higher unemployment rates. Delinquencies and losses on consumer loans rose modestly during the first quarter of 2008 and the Company expects this trend to continue throughout the year. However, the Company does not expect its ABS consumer loan holdings to face credit concerns, as the borrower collateral quality and structural credit enhancement of the securities is sufficient to absorb a significantly higher level of defaults than are currently anticipated. The following table presents the Hartford Life Insurance Company and its wholly-owned subsidiaries’ exposure to ABS consumer loans by credit quality.

ABS Consumer Loans

March 31, 2008
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

Credit card [1]	$157	$155	$6	$6	$130	$127	$495	$465	$—	$—	$788	$753
Auto [2]	148	144	7	7	151	145	163	157	20	17	489	470
Student loan [3]	290	245	307	260	120	96	—	—	—	—	717	601

Total	$595	$544	$320	$273	$401	$368	$658	$622	$20	$17	$1,994	$1,824

December 31, 2007
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

Credit card [1]	$156	$157	$19	$19	$130	$130	$521	$504	$—	$—	$826	$810
Auto [2]	204	201	7	7	151	148	154	150	20	19	536	525
Student loan [3]	290	274	308	293	121	115	—	—	—	—	719	682

Total	$650	$632	$334	$319	$402	$393	$675	$654	$20	$19	$2,081	$2,017

[1]	As of March 31, 2008, approximately 16% of the exposure was issued by lenders that lend primarily to sub-prime borrowers.

[2]	Includes monoline insured securities with an amortized cost and fair value of $46 and $45, respectively, at March 31, 2008 and amortized cost and fair value of $42 at December 31, 2007. Additionally, approximately 5% of the auto consumer loan-backed securities was issued by lenders whose primary business is to sub-prime borrowers.

[3]	Includes monoline insured securities with an amortized cost and fair value of $102 and $77, respectively, at March 31, 2008 and amortized cost and fair value of $102 and $93, respectively, at December 31, 2007. Additionally, approximately half of the student loan-backed exposure is guaranteed by the Federal Family Education Loan Program, with the remainder comprised of loans to prime-borrowers.
The following table presents the Hartford Life Insurance Company’s, exclusive of its wholly-owned subsidiaries’, exposure to ABS consumer loans by credit quality.
ABS Consumer Loans

March 31, 2008
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

Credit card [1]	$59	$58	$—	$—	$45	$45	$307	$293	$—	$—	$411	$396
Auto [2]	57	54	—	—	63	59	57	55	7	5	184	173
Student loan [3]	194	166	230	192	63	49	—	—	—	—	487	407

Total	$310	$278	$230	$192	$171	$153	$364	$348	$7	$5	$1,082	$976

December 31, 2007
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

Credit card [1]	$61	$62	$—	$—	$45	$45	$316	$309	$—	$—	$422	$416
Auto [2]	74	73	1	—	62	61	56	54	7	6	200	194
Student loan [3]	195	184	229	218	64	60	—	—	—	—	488	462

Total	$330	$319	$230	$218	$171	$166	$372	$363	$7	$6	$1,110	$1,072

[1]	As of March 31, 2008, approximately 23% of the exposure was issued by lenders that lend primarily to sub-prime borrowers.

[2]	Includes monoline insured securities with an amortized cost and fair value of $41 and $40, respectively, at March 31, 2008, and amortized cost and fair value of $42 at December 31, 2007. Additionally, approximately 6% of the auto consumer loan-backed securities was issued by lenders whose primary business is to sub-prime borrowers.

[3]	Includes monoline insured securities with an amortized cost and fair value of $2 at March 31, 2008 and December 31, 2007. Additionally, approximately half of the student loan-backed exposure is guaranteed by the Federal Family Education Loan Program, with the remainder comprised of loans to prime-borrowers.
Fixed Maturity and Equity Securities, Available-for-Sale, Unrealized Loss
The following table presents the Company’s unrealized loss aging for total fixed maturity and equity securities classified as available-for-sale, as of March 31, 2008 and December 31, 2007, by length of time the security was in an unrealized loss position.

Unrealized Loss Aging of Total Available-for-Sale Securities
	March 31, 2008				December 31, 2007
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
	Items	Cost	Value	Loss	Items	Cost	Value	Loss

Three months or less	2,858	$7,682	$7,270	$(412)	3,037	$6,580	$6,321	$(259)
Greater than three to six months	1,007	2,785	2,383	(402)	2,797	8,023	7,411	(612)
Greater than six to nine months	1,422	7,205	5,960	(1,245)	1,262	5,238	4,795	(443)
Greater than nine to twelve months	905	4,471	3,709	(762)	387	1,917	1,763	(154)
Greater than twelve months	1,750	5,718	5,020	(698)	2,127	5,971	5,681	(290)

Total	7,942	$27,861	$24,342	$(3,519)	9,610	$27,729	$25,971	$(1,758)

The increase in the unrealized loss amount since December 31, 2007, is primarily the result of credit spread widening, offset in part by a decrease in interest rates and other-than-temporary impairments. As of March 31, 2008 and December 31, 2007, fixed maturities represented $3,386, or 96%, and $1,707, or 97%, respectively, of the Company’s total unrealized loss associated with securities classified as available-for-sale. The Company held no securities of a single issuer that were at an unrealized loss position in excess of 2% of the total unrealized loss amount as of March 31, 2008 and December 31, 2007.

Unrealized Loss Aging of Total Available-for-Sale Securities Depressed over 20%
	March 31, 2008				December 31, 2007
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss

Three months or less	464	$4,823	$3,370	$(1,453)	167	$983	$663	$(320)
Greater than three to six months	54	426	206	(220)	23	160	81	(79)
Greater than six to nine months	15	103	40	(63)	—	—	—	—
Greater than nine to twelve months	—	—	—	—	—	—	—	—
Greater than twelve months	4	35	25	(10)	4	35	23	(12)

Total	537	$5,387	$3,641	$(1,746)	194	$1,178	$767	$(411)

Unrealized Loss Aging of Total Available-for-Sale Securities Depressed over 50%
(included in the depressed over 20% table above)
	March 31, 2008				December 31, 2007
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss

Three months or less	59	$455	$171	$(284)	27	$83	$30	$(53)
Greater than three to six months	8	19	5	(14)	2	17	1	(16)
Greater than six to nine months	—	—	—	—	—	—	—	—
Greater than nine to twelve months	—	—	—	—	—	—	—	—
Greater than twelve months	—	—	—	—	—	—	—	—

Total	67	$474	$176	$(298)	29	$100	$31	$(69)

The majority of the securities depressed over 20% as well as those over 50% for six consecutive months or greater in the tables above are CMBS and sub-prime RMBS. The Company performed quantitative and qualitative analysis on these portfolios, including cash flow modeling. For further discussion, see the discussion below the “Fixed Maturities by Type” table in this section above.
Additionally, the 20% for six consecutive months or greater in the tables above includes Corporate Financial Services securities that include corporate bonds as well as preferred equity issued by large financial institutions that are lower in the capital structure, and as a result, have incurred greater price depressions. For a further discussion on these securities, see the discussion below the “Fixed Maturities by Type” table in this section above.
Future changes in the fair value of the investment portfolio is primarily dependent on the extent of future issuer credit losses, return of liquidity, and changes in general market conditions, including interest rates and credit spread movements.
As part of the Company’s ongoing security monitoring process by a committee of investment and accounting professionals, the Company has reviewed its investment portfolio and concluded that there were no additional other-than-temporary impairments as of March 31, 2008 and December 31, 2007. During this analysis, the Company asserts its intent and ability to retain until recovery those securities judged to be temporarily impaired. Once identified, these securities are systematically restricted from trading unless approved by the committee. The committee will only authorize the sale of these securities based on predefined criteria that relate to events that could not have been foreseen at the time the committee rendered its judgment on the Company’s intent and ability to retain such securities until recovery. Examples of the criteria include, but are not limited to, the deterioration in the issuer’s creditworthiness, a change in regulatory requirements or a major business combination or major disposition.
The evaluation for other-than-temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other-than-temporary. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates and credit spreads. In addition, for securitized financial assets with contractual cash flows (e.g., ABS and CMBS), projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral. As of March 31, 2008 and December 31, 2007, management’s expectation of the discounted future cash flows on these securities was in excess of the associated securities’ amortized cost. For a further discussion, see “Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities” included in the “Critical Accounting Estimates” section of the MD&A and “Other-Than-Temporary Impairments on Available-for-Sale Securities” section in Note 1 of Notes to Consolidated Financial Statements both of which are included in the Company’s 2007 Form 10-K Annual Report.
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
Market Risk
The Company is exposed to market risk, primarily relating to the market price and/or cash flow variability associated with changes in interest rates, credit spreads, including issuer defaults, equity prices or market indices, and foreign currency exchange rates. The Company is also exposed to credit and counterparty repayment risk. The Company analyzes interest rate risk using various models including parametric models that forecast cash flows of the liabilities and the supporting investments, including derivative instruments, under various market scenarios. For further discussion of market risk see the “Capital Markets Risk Management” section of the MD&A in the Company’s 2007 Form 10-K Annual Report.

Interest Rate Risk
The Company’s exposure to interest rate risk relates to the market price and/or cash flow variability associated with the changes in market interest rates. The Company manages its exposure to interest rate risk through asset allocation limits, asset/liability duration matching and through the use of derivatives. For further discussion of interest rate risk, see the Interest Rate Risk discussion within the Capital Markets Risk Management section of the MD&A in the Company’s 2007 Form 10-K Annual Report.
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
Derivative counterparty credit risk is measured as the amount owed to the Company based upon current market conditions and potential payment obligations between the Company and its counterparties. Credit exposures are generally quantified daily and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of derivative instruments exceeds the exposure policy thresholds which do not exceed $10 by counterparty for each legal entity of the Company. The Company also minimizes the credit risk in derivative instruments by entering into transactions with high quality counterparties rated A2/A or better.
In addition to counterparty credit risk, the Company enters into credit derivative instruments, including credit default, index and total return swaps, in which the Company assumes credit risk from or reduces credit risk to a single entity, referenced index, or asset pool, in exchange for periodic payments. For further information on credit derivatives, see the “Investment Credit Risk” section.
The Company is also exposed to credit spread risk related to security market price and cash flows associated with changes in credit spreads. Credit spreads widening will reduce the fair value of the investment portfolio and will increase net investment income on new purchases. This will also result in losses associated with credit based non-qualifying derivatives where the Company assumes credit exposure. If issuer credit spreads increase significantly or for an extended period of time, it would likely result in higher other-than-temporary impairments. Credit spreads tightening will reduce net investment income associated with new purchases of fixed maturities and increase the fair value of the investment portfolio. During the first quarter of 2008, credit spreads widening resulted in a significant increase in the Company’s unrealized losses. For further discussion of sectors most significantly impacted, see the “Investment Credit Risk” section.
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
The Company sells variable annuity contracts that offer various guaranteed death benefits. The Company maintains a liability, under SOP 03-1, for the death benefit costs of $538, as of March 31, 2008. Declines in the equity market may increase the Company’s net exposure to death benefits under these contracts. The majority of the contracts with the guaranteed death benefit feature are sold by the Retail segment. For certain guaranteed death benefits, the Company pays the greater of (1) the account value at death; (2) the sum of all premium payments less prior withdrawals; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary. For certain guaranteed death benefits sold with variable annuity contracts beginning in June 2003, the Retail segment pays the greater of (1) the account value at death; or (2) the maximum anniversary value; not to exceed the account value plus the greater of (a) 25% of premium payments, or (b) 25% of the maximum anniversary value of the contract. The Company currently reinsures a significant portion of these death benefit guarantees associated with its in-force block of business. Under certain of these reinsurance agreements, the reinsurer’s exposure is subject to an annual cap.
The Company’s total gross exposure (i.e., before reinsurance) to these guaranteed death benefits as of March 31, 2008 is $10.5 billion. Due to the fact that 65% of this amount is reinsured, the Company’s net exposure is $3.6 billion. This amount is often referred to as the retained net amount at risk. However, the Company will incur these guaranteed death benefit payments in the future only if the policyholder has an in-the-money guaranteed death benefit at their time of death.
Effective July 31, 2006, a subsidiary of the Company, Hartford Life and Annuity Insurance Company (“HLAI”), entered into a reinsurance agreement with Hartford Life Insurance KK (“HLIKK”), a wholly owned Japanese subsidiary of Hartford Life, Inc.

(“Hartford Life”). Through this agreement, HLIKK agreed to cede and HLAI agreed to reinsure 100% of the risks associated with the in-force, as of July 31, 2006, and prospective GMIB riders issued by HLIKK on its variable annuity business except for policies and GMIB riders issued prior to April 1, 2005. The agreement also includes GMDB on covered contracts that have an associated GMIB rider. While the form of the agreement between HLAI and HLIKK for GMIB business is reinsurance, in substance and for accounting purposes the agreement is a free standing derivative. As such, the reinsurance agreement for GMIB business is recorded at fair value on the Company’s balance sheet, with prospective changes in fair value recorded in net realized capital gains (losses) in net income.
Effective September 30, 2007, HLAI entered into another reinsurance agreement where HLIKK agreed to cede and HLAI agreed to reinsure 100% of the risks associated with the in-force and prospective GMAB, GMIB and GMDB riders issued by HLIKK on certain of its variable annuity business. The reinsurance of the GMAB and GMIB rider is accounted for as a free-standing derivative in accordance with SFAS 133. Accordingly, the reinsurance of the GMAB and GMIB is recorded at fair value on the Company’s balance sheet, with prospective changes in fair value recorded in net realized capital gains (losses) in net income.
The majority of the Company’s variable annuities are sold with a GMWB living benefit rider, which, as described above, is accounted for under SFAS 133. Declines in the equity market may increase the Company’s exposure to benefits under the GMWB contracts. For all contracts in effect through July 6, 2003, the Company entered into a reinsurance arrangement to offset its exposure to the GMWB for the remaining lives of those contracts.
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
The Company uses hedging instruments to hedge its unreinsured GMWB exposure. These instruments include interest rate futures and swaps, variance swaps, S&P 500 and NASDAQ index put options, and futures contracts. The Company also uses EAFE Index swaps to hedge GMWB exposure to international equity markets. The hedging program involves a detailed monitoring of policyholder behavior and capital markets conditions on a daily basis and rebalancing of the hedge position as needed. While the Company actively manages this hedge position, hedge ineffectiveness may result due to factors including, but not limited to, policyholder behavior, capital markets dislocation or discontinuity and divergence between the performance of the underlying funds and the hedging indices.
The Company is continually exploring new ways and new markets to manage or layoff the capital markets and policyholder behavior risks associated with its living benefits. During 2007, the Company opportunistically entered into two customized swap contracts to hedge certain capital market risk components for the remaining term of certain blocks of non-reinsured GMWB riders. As of March 31, 2008, these swaps had a notional value of $11.5 billion and a market value of $144.
The net effect of the change in value of the embedded derivatives, net of the results of the hedging program for the three months ended March 31, 2008 and 2007, was a gain (loss) of $(727) (primarily reflecting mortality assumption changes made by the Company during 2008 and the adoption of SFAS 157) and $22 before deferred policy acquisition costs and tax effects, respectively. As of March 31, 2008, the notional and fair value related to the embedded derivatives, the hedging strategy and reinsurance was $73.9 billion and $(610), respectively. As of December 31, 2007, the notional and fair value related to the embedded derivatives, the hedging strategy, and reinsurance was $73.0 billion and $55, respectively.
The Company employs additional strategies to manage equity market risk in addition to the derivative and reinsurance strategy described above that economically hedges the fair value of the U.S. GMWB rider. Notably, the Company purchases one and two year S&P 500 Index put option contracts to economically hedge certain other liabilities that could increase if the equity markets decline. As of March 31, 2008 and December 31, 2007, the notional value related to this strategy was $595 and $661, respectively, while the fair value related to this strategy was $27 and $18, respectively. Because this strategy is intended to partially hedge certain equity-market sensitive liabilities calculated under statutory accounting (see Capital Resources and Liquidity), changes in the value of the put options may not be closely aligned to changes in liabilities determined in accordance with GAAP, causing volatility in GAAP net income.
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
Derivative Instruments
The Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards, futures and options, in compliance with Company policy and regulatory requirements, designed to achieve one of four Company approved objectives: to hedge risk arising from interest rate, equity market, credit spreads including issuer defaults, price or foreign currency exchange rate risk or volatility; to manage liquidity; to control transaction costs; or to enter into replication transactions.
CAPITAL RESOURCES AND LIQUIDITY
Capital resources and liquidity represent the overall financial strength of Hartford Life Insurance Company and its ability to generate strong cash flows from each of the business segments, borrow funds at competitive rates and raise new capital to meet operating and growth needs.
Debt
Consumer Notes
As of March 31, 2008 and December 31, 2007, $971 and $809, respectively, of consumer notes had been issued. As of March 31, 2008, these consumer notes have interest rates ranging from 4.0% to 6.3% for fixed notes and, for variable notes, either consumer price index plus 100 to 267 basis points or indexed to the S&P 500, Dow Jones Industrials or the Nikkei 225. For the three months ended March 31, 2008 and 2007, interest credited to holders of consumer notes was $13 and $5, respectively. For additional information regarding consumer notes, see Note 12 of Notes to Consolidated Financial Statements in the Company’s 2007 Form 10-K Annual Report.
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
The following table summarizes Hartford Life Insurance Company’s significant member companies’ financial ratings from the major independent rating organizations as of April 28, 2008:

	A.M. Best	Fitch	Standard & Poor's	Moody's
Insurance Ratings
Hartford Life Insurance Company	A+	AA	AA-	Aa3
Hartford Life and Annuity Insurance Company	A+	AA	AA-	Aa3
Other Ratings
Hartford Life Insurance Company:
Short Term Rating	-	-	A-1+	P-1
Consumer Notes	a+	AA-	AA-	A1

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
Equity Markets
For a discussion of the potential impact of the equity markets on capital and liquidity, see the Capital Markets Risk Management section under “Market Risk” above.
Contingencies
Legal Proceedings — For a discussion regarding contingencies related to the Company’s legal proceedings, please see Part II, Item 1, “Legal Proceedings”.
Legislative Initiatives
Tax proposals and regulatory initiatives which have been or are being considered by Congress and/or United States Treasury Department could have a material effect on the insurance business. These proposals and initiatives include, or could include, changes pertaining to the income tax treatment of insurance companies and life insurance products and annuities, repeal or reform of the estate tax and comprehensive federal tax reform. The nature and timing of any Congressional, or regulatory, action with respect to any such efforts is unclear.
ACCOUNTING STANDARDS
For a discussion of accounting standards, see Note 1 of Notes to Consolidated Financial Statements included in the Company’s 2007 Form 10-K Annual Report and Note 1 of Notes to the Condensed Consolidated Financial Statements.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Capital Markets Risk Management section of Management’s Discussion and Analysis for a discussion of the Company’s market risk.
Item 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of March 31, 2008.
Changes in internal control over financial reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
The Company is involved in claims litigation arising in the ordinary course of business, both as a liability insurer defending or providing indemnity for third-party claims brought against insurers and as an insurer defending coverage claims brought against it.

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
Broker Compensation Litigation — Following the New York Attorney General’s filing of a civil complaint against Marsh & McLennan Companies, Inc., and Marsh, Inc. (collectively, “Marsh”) in October 2004 alleging that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them, private plaintiffs brought several lawsuits against The Hartford predicated on the allegations in the Marsh complaint, to which The Hartford was not party. Among these is a multidistrict litigation in the United States District Court for the District of New Jersey. There are two consolidated amended complaints filed in the multidistrict litigation, one related to conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. The Company is named in the group benefits products complaint. The complaints assert, on behalf of a putative class of persons who purchased insurance through broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group benefits products complaint, claims under ERISA. The claims are predicated upon allegedly undisclosed or otherwise improper payments of contingent commissions to the broker defendants to steer business to the insurance company defendants. The district court has dismissed the Sherman Act and RICO claims in both complaints for failure to state a claim and has granted the defendants’ motions for summary judgment on the ERISA claims in the group-benefits products complaint. The district court further has declined to exercise supplemental jurisdiction over the state law claims, has dismissed those state law claims without prejudice, and has closed both cases. The plaintiffs have appealed the dismissal of the claims in both consolidated amended complaints.
Item 1A. RISK FACTORS
For a discussion of Risk Factors not discussed below, see Item 1A of the Company’s 2007 Form 10-K Annual Report.
We are exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads, equity prices, and foreign exchange rates which may adversely affect our results of operations, financial condition or liquidity.
We are exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads, equity prices and foreign currency exchange rates. Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates will increase the net unrealized loss position of our investment portfolio and, if long-term interest rates rise dramatically within a six to twelve month time period, certain of our businesses may be exposed to disintermediation risk. Disintermediation risk refers to the risk that our policyholders may surrender their contracts in a rising interest rate environment, requiring us to liquidate assets in an unrealized loss position. Due to the long-term nature of the liabilities associated with certain of our businesses, such as structured settlements and guaranteed benefits on variable annuities, sustained declines in long term interest rates may subject us to reinvestment risks and increased hedging costs. In other situations, declines in interest rates or changes in credit spreads may result in reducing the duration of certain liabilities, creating asset liability duration mismatches and possibly lower spread income. Our exposure to credit spreads primarily relates to market price and cash flow variability associated with changes in credit spreads. A widening of credit spreads will increase the net unrealized loss position of the investment portfolio, will increase losses associated with credit based non-qualifying derivatives where the Company assumes credit exposure, and, if issuer credit spreads increase significantly or for an extended period of time, would likely result in higher other-than-temporary impairments. Credit spread tightening will reduce net investment income associated with new purchases of fixed maturities. In addition, market volatility can make it difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period to period changes which could have a material adverse effect on our consolidated results of operations or financial condition.
Our statutory surplus is also impacted by widening credit spreads as a result of the accounting for the assets and liabilities on our fixed market value adjusted (“MVA”) annuities. Statutory separate account assets supporting the fixed MVA annuities are recorded at fair value. In determining the statutory reserve for the fixed MVA annuities we are required to use current crediting rates. In many capital market scenarios, current crediting rates are highly correlated with market rates implicit in the fair value of statutory separate account assets. As a result, the change in the statutory reserve from period to period will likely substantially offset the change in the fair value of the statutory separate account assets. However, in periods of volatile credit markets, actual credit spreads on investment assets may increase sharply for certain sub-sectors of the overall credit market resulting in statutory separate account asset market value losses. As actual credit spreads are not fully reflected in current crediting rates, the calculation of statutory reserves will not substantially offset the change in fair value of the statutory separate account assets resulting in reductions in statutory surplus.
Our primary exposure to equity risk relates to the potential for lower earnings associated with certain of our businesses, such as variable annuities, where fee income is earned based upon the fair value of the assets under management. In addition, certain of our products offer guaranteed benefits which increase our potential benefit exposure should equity markets decline. We are also exposed to interest rate and equity risk based upon the discount rate and expected long-term rate of return assumptions associated with our pension and other post-retirement benefit obligations. Sustained declines in long-term interest rates or equity returns likely would have a negative effect on the funded status of these plans. Our primary foreign currency exchange risks are related to business assumed from related party foreign operations and non-U.S. dollar denominated investments. These risks relate to potential decreases in value and income resulting from a strengthening or weakening in foreign exchange rates versus the U.S. dollar. In general, the weakening of foreign currencies versus the U.S. dollar will unfavorably affect net income associated with foreign liabilities assumed. In comparison, a strengthening of the Japanese yen in comparison to the U.S. dollar and other currencies may increase our exposure to the assumed guarantee benefits associated with the Japan variable annuity. If significant, declines in equity prices, changes in U.S. interest rates, changes in credit spreads and the strengthening or weakening of foreign currencies against the U.S. dollar or in combination, could have a material adverse effect on our consolidated results of operations, financial condition or liquidity.
Item 6. EXHIBITS
See Exhibits Index on page 74.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARTFORD LIFE INSURANCE COMPANY
/s/ Ernest M. McNeill Jr.
Ernest M. McNeill Jr.
Senior Vice President and Chief Accounting Officer

April 28, 2008

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2008
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