Form 10-Q
period 2008-06-30
HARTFORD LIFE INSURANCE CO
filed 2008-07-28
CIK 45947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
As of July 18, 2008 there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant, all of which were directly owned by Hartford Life and Accident Insurance Company, a direct wholly owned subsidiary of Hartford Life, Inc.
The registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

Item I. FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of
Hartford Life Insurance Company
Hartford, Connecticut
We have reviewed the accompanying condensed consolidated balance sheet of Hartford Life Insurance Company and subsidiaries (the “Company”) as of June 30, 2008, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2008 and 2007, and changes in stockholder’s equity and cash flows for the six-month periods ended June 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.
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
DELOITTE & TOUCHE LLP
Hartford, Connecticut
July 24, 2008

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months ended		Six Months ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007
	(Unaudited)		(Unaudited)

Revenues
Fee income and other	$838	$873	$1,661	$1,715
Earned premiums	253	211	456	360
Net investment income	711	769	1,423	1,502
Net realized capital gains (losses)	4	(193)	(1,664)	(225)

Total revenues	1,806	1,660	1,876	3,352

Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	948	1,034	1,872	1,874
Insurance expenses and other	285	307	551	573
Amortization of deferred policy acquisition costs and present value of future profits	184	209	45	456
Dividends to policyholders	6	1	10	8

Total benefits, losses and expenses	1,423	1,551	2,478	2,911

Income (loss) before income tax expense (benefit)	383	109	(602)	441
Income tax expense (benefit)	59	(1)	(330)	69

Net income (loss)	$324	$110	$(272)	$372

See Notes to Condensed Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In millions, except for share data)	June 30, 2008	December 31, 2007
	(Unaudited)

Assets
Investments
Fixed maturities, available for sale, at fair value (amortized cost of $46,144 and $46,208)	$43,379	$45,611
Equity securities, available for sale, at fair value (cost of $781 and $763)	654	722
Policy loans, at outstanding balance	2,097	2,016
Mortgage loans on real estate	4,456	4,166
Short-term investments	2,263	752
Other investments	2,187	1,726

Total investments	55,036	54,993
Cash	196	281
Premiums receivable and agents’ balances	19	28
Reinsurance recoverables	1,829	1,730
Deferred policy acquisition costs and present value of future profits	9,443	8,393
Deferred income taxes	685	—
Goodwill	186	186
Other assets	1,347	1,348
Separate account assets	170,246	199,253

Total assets	$238,987	$266,212

Liabilities
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	$9,774	$9,396
Other policyholder funds and benefits payable	45,056	42,377
Consumer notes	1,113	809
Deferred income taxes	—	124
Other liabilities	6,645	6,621
Separate account liabilities	170,246	199,253

Total liabilities	232,834	258,580

Commitments and contingencies, Note 7

Stockholder’s Equity
Common stock - 1,000 shares authorized, issued and outstanding, par value $5,690	6	6
Additional paid in capital	2,971	2,888
Accumulated other comprehensive loss, net of tax	(1,631)	(469)
Retained earnings	4,807	5,207

Total stockholder’s equity	6,153	7,632

Total liabilities and stockholder’s equity	$238,987	$266,212

See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements Of Changes In Stockholder’s Equity

		Accumulated Other
(Unaudited)		Comprehensive Income (Loss)
				Net Loss On
			Net Unrealized	Cash
			Capital	Flow	Foreign
		Additional	Gains (Losses)	Hedging	Currency		Total
	Common	Paid In	On Securities,	Instruments,	Translation	Retained	Stockholder’s
(In millions)	Stock	Capital	Net of Tax	Net of Tax	Adjustments	Earnings	Equity

Six months ended June 30, 2008

Balance, December 31, 2007	$6	$2,888	($332)	($137)	$—	$5,207	$7,632
Comprehensive income
Net loss						(272)	(272)

Other comprehensive income, net of tax (1)
Net change in unrealized capital losses on securities (2)			(1,165)				(1,165)
Net gains on cash flow hedging instruments				2			2
Cumulative translation adjustments					1		1

Total other comprehensive income (loss)							(1,162)

Total comprehensive income (loss)							(1,434)

Capital contribution from parent		83					83
Dividends declared						(125)	(124)
Cumulative effect of accounting changes, net of tax						(3)	(4)

Balance, June 30, 2008	$6	$2,971	($1,497)	($135)	$1	$4,807	$6,153

Six months ended June 30, 2007

Balance, December 31, 2006	$6	$2,586	$500	($210)	$1	$4,777	$7,660
Comprehensive income
Net income						372	372

Other comprehensive income, net of tax (1)
Net change in unrealized capital gains on securities (2)			(333)				(333)
Net losses on cash flow hedging instruments				(48)			(48)
Cumulative translation adjustments					(1)		(1)

Total other comprehensive income (loss)							(382)

Total comprehensive income (loss)							(10)

Capital contribution from parent		196					196
Dividends declared						1	1
Cumulative effect of accounting changes, net of tax						(3)	(3)

Balance, June 30, 2007	$6	$2,782	$167	($258)	$—	$5,147	$7,844

(1)	Net change in unrealized capital gains on securities is reflected net of tax benefit and other items of $626 and $179 for the six months ended June 30, 2008 and 2007, respectively. Net gain (loss) on cash flow hedging instruments is net of tax provision (benefit) of $1 and $(26) for the six months ended June 30, 2008 and 2007, respectively. There is no tax effect on cumulative translation adjustments.

(2)	There were reclassification adjustments for after-tax gains (losses) realized in net income of $(256) and $(67) for the six months ended June 30, 2008 and 2007, respectively.
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(In millions)	2008	2007
	(Unaudited)
Operating Activities
Net income (loss)	$(272)	$372
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	45	456
Additions to deferred policy acquisition costs and present value of future profits	(594)	(714)
Change in:
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	378	445
Reinsurance recoverables	(13)	(98)
Receivables	348	(69)
Payables and accruals	(224)	567
Accrued and deferred income taxes	(241)	38
Net realized capital losses (gains)	1,664	225
Depreciation and amortization	283	124
Other, net	(364)	(31)

Net cash provided by operating activities	1,010	1,315

Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities and short-term investments, available-for-sale	5,981	9,367
Equity securities, available-for-sale	49	246
Mortgage loans	195	627
Partnerships	76	109
Payments for the purchase of:
Fixed maturities and short-term investments, available-for-sale	(7,355)	(11,143)
Equity securities, available-for-sale	(95)	(429)
Mortgage loans	(485)	(1,796)
Partnerships	(193)	(310)
Change in policy loans, net	(81)	1
Change in payables for collateral under securities lending, net	(135)	889
Change in all other, net	(688)	(306)

Net cash used for investing activities	(2,731)	(2,745)

Financing Activities
Deposits and other additions to investment and universal life-type contracts	11,702	16,496
Withdrawals and other deductions from investment and universal life-type contracts	(13,967)	(15,067)
Net transfers from (to) separate accounts related to investment and universal life-type contracts	3,630	(570)
Capital Contributions	80	330
Dividends paid	(116)	170
Proceeds from issuance of consumer notes	304	—

Net cash provided by financing activities	1,633	1,359

Foreign exchange rate effect on cash	3	(7)
Net increase in cash	(85)	(78)

Cash — beginning of period	281	186

Cash — end of period	$196	$108

Supplemental Disclosure of Cash Flow Information:
Net Cash Paid During the Period For:

Income taxes paid (received)	$13	$33
For the six months ended June 30, 2008, the Company made noncash dividends of $8 to its parent company related to the guaranteed minimum income and accumulation benefit reinsurance agreements with Hartford Life Insurance K.K. (“HLIKK”). For the six months ended June 30, 2007, the Company received noncash capital contributions of $22 from its parent company related to the guaranteed minimum income and accumulation benefit reinsurance agreements with HLIKK.
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
The accompanying condensed consolidated financial statements and notes as of June 30, 2008, and for the three and six months ended June 30, 2008 and 2007 are unaudited. These financial statements reflect all adjustments (consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Hartford Life Insurance Company’s 2007 Form 10-K Annual Report. The results of operations for the interim periods should not be considered indicative of the results to be expected for the full year.
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
The Company applied the provisions of SFAS 157 prospectively to financial assets and financial liabilities that are required to be measured at fair value under existing U.S. GAAP. The Company also recorded, in opening retained earnings, the cumulative effect of applying SFAS 157 to certain customized derivatives measured at fair value in accordance with Emerging Issues Task Force (“EITF”) Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Involved in Energy Trading and Risk Management Activities” (“EITF 02-3”). See Note 3 for additional information regarding SFAS 157. Specifically, see the SFAS 157 Transition discussion within Note 3 for information regarding the effects of applying SFAS 157 on the Company’s condensed consolidated financial statements in the first quarter of 2008.
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
Future Adoption of New Accounting Standards
Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60
In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (“SFAS 163”). The scope of SFAS 163 is limited to financial guarantee insurance (and reinsurance) contracts issued by enterprises that are included within the scope of SFAS 60 and that are not accounted for as derivative instruments. SFAS 163 excludes from its scope insurance contracts that are similar to financial guarantee insurance such as mortgage guaranty insurance and credit insurance on trade receivables. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for certain disclosures about the insurance enterprise’s risk-management activities. Except for certain disclosures, earlier application is not permitted. The Company does not have financial guarantee insurance products, and, accordingly does not expect the issuance of SFAS 163 to have an effect on the Company’s consolidated financial condition and results of operations.
Determination of the Useful Life of Intangible Assets
In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). FSP FAS 142-3 amends paragraph 11(d) of SFAS 142 to require an entity to use its own assumptions about renewal or extension of an arrangement, adjusted for the entity-specific factors in paragraph 11 of SFAS 142, even when there is likely to be substantial cost or material modifications. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, with early adoption prohibited. The provisions of FSP FAS 142-3 are to be applied prospectively to intangible assets acquired after January 1, 2009 for the Company, although the disclosure provisions are required for all intangible assets recognized as of or subsequent to January 1, 2009. The Company expects to adopt FSP FAS 142-3 on January 1, 2009, and does not expect the adoption to have a material effect on the Company’s consolidated financial condition and results of operations.
Disclosures about Derivative Instruments and Hedging Activities
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”.
SFAS 161 amends and expands disclosures about an entity’s derivative and hedging activities with the intent of providing users of financial statements with an enhanced understanding of a) how and why an entity uses derivative instruments, b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early

1. Basis of Presentation and Accounting Policies (continued)
application encouraged. SFAS 161 encourages, but does not require, comparative disclosures. The Company expects to adopt SFAS 161 on January 1, 2009.
Income Taxes
The effective tax rate for the three months ended June 30, 2008 and 2007 was 15% and (1)%, respectively. The effective tax rate for the six months ended June 30, 2008 and 2007 was 55% and 16%, respectively. The negative effective tax rate for the three months ended June 30, 2007 is a result of a tax benefit on pre-tax income, whereas the six months ended 2008’s effective tax rate is a result of a tax benefit on a pre-tax loss. The principal cause of the difference between the effective tax rate and the U.S. statutory rate of 35% for 2008 and 2007 was the separate account dividends received deduction (“DRD”).
The separate account DRD is estimated for the current year using information from the prior year-end, adjusted for current year equity market performance. The actual current year DRD can vary from estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distributions from these mutual funds, amounts of short-term capital gains at the mutual fund level and the Company’s taxable income before the DRD. The Company recorded benefits related to the separate account DRD of $67 and $44 in the three months ended June 30, 2008 and 2007, and $108 and $88 in the six months ended June 30, 2008 and 2007, respectively. The benefit recorded in the three months ended June 30, 2008 included prior period adjustments of $9 related to the 2007 tax return and $8 related to the three months ended March 31, 2008.
In Revenue Ruling 2007-61, issued on September 25, 2007, the Internal Revenue Service (“IRS”) announced its intention to issue regulations with respect to certain computational aspects of DRD on separate account assets held in connection with variable annuity contracts. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54, issued in August 2007, that had purported to change accepted industry and IRS interpretations of the statutes governing these computational questions. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other members of the public will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are unknown, but they could result in the elimination of some or all of the separate account DRD tax benefit that the Company receives. Management believes that it is highly likely that any such regulations would apply prospectively only.
The Company receives a foreign tax credit (“FTC”) against its U.S. tax liability for foreign taxes paid by the Company including payments from its separate account assets. The separate account FTC is estimated for the current year using information from the most recent filed return, adjusted for the change in the allocation of separate account investments to the international equity markets during the current year. The actual current year FTC can vary from the estimates due to actual FTCs passed through by the mutual funds. During the second quarter 2008 the Company booked a tax benefit of $4 related to the 2007 provision to filed return adjustments. The Company recorded benefits related to the separate account FTC of $8 and $3 in the three months ended June 30, 2008 and 2007, and $11 and $5 in the six months ended June 30, 2008 and 2007, respectively.
The Company is included in the consolidated U.S. federal income tax return of The Hartford Financial Services Group, Inc. and files income tax returns in various states. The examination of The Hartford’s tax returns for 2002 through 2003 is anticipated to be completed during 2008. The 2004 through 2006 examination began during the current quarter, and is expected to close by the end of 2010. In addition, the Company is working with the IRS on a possible settlement of a DRD issue related to prior periods which, if settled, may result in the booking of tax benefits during late 2008 or early 2009. Such benefits are not expected to be material to the statement of operations.

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
The following tables represent summarized financial information concerning the Company’s segments.

	Three Months ended June 30,		Six Months ended June 30,
	2008	2007	2008	2007

Revenues
Retail [1]	$626	$590	$562	$1,300
Individual Life	267	270	506	548
Retirement Plans	131	152	240	290
Institutional	468	526	765	1,040
Other [1]	314	122	(197)	174

Total revenues [1]	$1,806	$1,660	$1,876	$3,352

[1]	The transition impact related to the SFAS 157 adoption was a reduction in revenues of $616 and $172 in Retail and Other, respectively, for the six months ended June 30, 2008. For further discussion of the SFAS 157 transition impact, please refer to Note 3.

	Three Months ended June 30,		Six Months ended June 30,
	2008	2007	2008	2007

Net Income (Loss)
Retail [1]	$140	$87	$32	$251
Individual Life	28	39	44	89
Retirement Plans	33	27	30	47
Institutional	(31)	15	(154)	46
Other [1]	154	(58)	(224)	(61)

Total net income (loss) [1]	$324	$110	$(272)	$372

[1]	The transition impact related to the SFAS 157 adoption was a reduction in net income of $209 and $102 in Retail and Other, respectively, for the six months ended June 30, 2008. For further discussion of the SFAS 157 transition impact, please refer to Note 3.

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
Guaranteed Benefits Accounted at Fair Value Prior to SFAS 157
The non-life contingent portion of GMWBs issued by the Company meet the definition of an embedded derivative under SFAS 133, and as such are recorded at fair value with changes in fair value recorded in net realized capital gains (losses) in net income. In bifurcating the embedded derivative, the Company attributes to the derivative a portion of total fees collected from the contract holder (the “Attributed Fees”). Attributed Fees are set equal to the present value of future claims (excluding margins for risk) expected to be paid for the guaranteed living benefit embedded derivative at the inception of the contract. The excess of total fees collected from the contract holder over the Attributed Fees are associated with the host variable annuity contract and recorded in fee income. In subsequent valuations, both the present value of future claims expected to be paid and the present value of attributed fees expected to be collected are revalued based on current market conditions and policyholder behavior assumptions. The difference between each of the two components represents the fair value of the embedded derivative.
GMWBs provide the policyholder with a guaranteed remaining balance (“GRB”) if the account value is reduced to a contractually specified minimum level, through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. For most of the Company’s GMWB for life riders, the GRB is reset on an annual basis to the maximum anniversary account value, subject to a cap. If the GRB exceeds the account value for any policy, the contract is “in-the-money” by the difference between the GRB and the account value.
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
Customized Derivatives
In June and July of 2007, and again in April 2008, the Company entered into customized swap contracts to hedge certain risk components for the remaining term of certain blocks of non-reinsured GMWB riders. These customized derivative contracts provide protection from capital markets risks based on policyholder behavior assumptions specified by the Company at the inception of the derivative transactions. Due to the significance of the non-observable inputs associated with pricing the swap contracts entered into in 2007, the initial difference between the transaction price and modeled value of $51 was deferred in accordance with EITF 02-3 and included in Other assets in the condensed consolidated balance sheets.
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

3. Fair Value Measurements (continued)
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
Fair Value Under SFAS 157
The Company’s SFAS 157 fair value is calculated as an aggregation of the following components: Pre-SFAS 157 Fair Value; Actively-Managed Volatility Adjustment; Credit Standing Adjustment; Market Illiquidity Premium and Behavior Risk Margin. The resulting aggregation is reconciled or calibrated, if necessary, to market information that is, or may be, available to the Company, but may not be observable by other market participants, including reinsurance discussions and transactions. The Company believes the aggregation of each of these components, as necessary and as reconciled or calibrated to the market information available to the Company, results in an amount that the Company would be required to transfer for a liability, or receive for an asset, to market participants in an active liquid market, if one existed, for those market participants to assume the risks associated with the guaranteed minimum benefits and the related reinsurance and customized derivatives required to be fair valued. The SFAS 157 fair value is likely to materially diverge from the ultimate settlement of the liability as the Company believes settlement will be based on our best estimate assumptions rather than those best estimate assumptions plus margins for risk. In the absence of any transfer of the GMWB liability to a third party, the release of risk margins is likely to be reflected as realized gains in future periods’ net income. Each of the components described below are unobservable in the market place and require subjectivity by the Company in determining their value.
•	Actively-Managed Volatility Adjustment. This component incorporates the basis differential between the observable index implied index volatilities used to calculate the Pre-SFAS 157 component and the actively-managed funds underlying the variable annuity product. The Actively-Managed Volatility Adjustment is calculated using historical fund and weighted index volatilities.
•	Credit Standing Adjustment. This component makes an adjustment that market participants would make to reflect the risk that GMWB obligations or the GMWB reinsurance recoverables will not be fulfilled (“nonperformance risk”). SFAS 157 explicitly requires nonperformance risk to be reflected in fair value. The Company calculates the Credit Standing Adjustment by using default rates provided by rating agencies, adjusted for market recoverability, reflecting the long-term nature of living benefit obligations and the priority of payment on these obligations versus long-term debt.
•	Market Illiquidity Premium. This component makes an adjustment that market participants would require to reflect that GMWB obligations are illiquid and have no market observable exit prices in the capital markets. The Market Illiquidity Premium was determined using inputs that were identified in customized derivative transactions that the Company entered into to hedge GMWB related risks.

3. Fair Value Measurements (continued)
•	Behavior Risk Margin. This component adds a margin that market participants would require for the risk that the Company’s assumptions about policyholder behavior used in the Pre-SFAS 157 model could differ from actual experience. The Behavior Risk Margin is calculated by taking the difference between adverse policyholder behavior assumptions and the best estimate assumptions used in the Pre-SFAS 157 model using interest rate and volatility assumptions that the Company believes market participants would use in developing risk margins. The adverse assumptions incorporate adverse dynamic lapse behavior, greater utilization of the withdrawal features, and the potential for contract holders to shift their investment funds into more aggressive investments when allowed.
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
Moreover, the adoption of SFAS 157 has resulted in lower variable annuity fee income for new business issued in 2008 as Attributed Fees to the embedded derivative have increased consistent with incorporating additional risk margins and other indicia of “exit value” in the valuation of the embedded derivative. The level of Attributed Fees to the embedded derivatives for new business each quarter also depends on the level of equity index volatility, as well as other factors, including interest rates. As equity index volatility has risen, interest rates have declined, and the Company adopted SFAS 157, the fees ascribed to the new business cohorts issued in the first and second quarters of 2008 have risen to levels above the rider fee for most products. The extent of any excess of ascribed fee over rider fee will vary by product. The Company does not believe it is likely that today’s level of ascribed fees will persist over the long-term.
The Company also recognized a decrease in opening retained earnings of $51 in relation to the loss deferred in accordance with EITF 02-3 on customized derivatives purchased in 2007, and used to hedge a portion of the GMWB risk. In addition, the change in value of the customized derivatives due to the initial adoption of SFAS 157 of $41 was recorded as an increase in opening retained earnings with subsequent changes in fair value recorded in net realized capital gains (losses) in net income. After amortization of DAC and the effect of income taxes, the impact on retained earnings is a decrease of $3.
The Company’s adoption of SFAS 157 did not materially impact the fair values of other financial instruments, including, but not limited to, other derivative instruments used to hedge guaranteed minimum benefits.
The SFAS 157 transition amounts, before the effects of DAC amortization and income taxes, as of January 1, 2008 are shown below by type of guaranteed benefit liability and derivative asset.

	SFAS 157	Pre-SFAS 157	Transition
	Fair Value	Fair Value	Adjustment Gain (Loss)
	Asset (Liability)	Asset (Liability)	[Before DAC and tax]

Guaranteed Benefits
U.S. Guaranteed Minimum Withdrawal Benefits	$(1,114)	$(553)	$(561)
Non-Life Contingent Portion of “for Life” Guaranteed
Minimum Withdrawal Benefits	(319)	(154)	(165)
Reinsured Guaranteed Living Benefits
Guaranteed Minimum Income Benefits	(220)	(72)	(148)
Guaranteed Minimum Accumulation Benefits	(22)	2	(24)

Total	(242)	(70)	(172)

Total Guaranteed Benefits	(1,675)	(777)	(898)

GMWB Reinsurance	238	128	110

Total	$(1,437)	$(649)	$(788)

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

Level 1	Observable inputs that reflect quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. Level 1 securities include highly liquid U.S. Treasury securities, and exchange traded equity and derivative securities.

Level 2	Observable inputs, other than quoted prices included in Level 1, for the asset or liability or prices for similar assets and liabilities. Most debt securities and some preferred stocks are model priced by vendors using observable inputs and are classified within Level 2. Also included in the Level 2 category are derivative instruments that are priced using models with observable market inputs, including interest rate, foreign currency and certain credit swap contracts.

Level 3	Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). Level 3 securities include less liquid securities such as highly structured and/or lower quality asset-backed securities (“ABS”) and commercial mortgage-backed securities (“CMBS”), including ABS backed by sub-prime loans, and private placement debt and equity securities. Embedded derivatives and complex derivatives securities, including equity derivatives, longer dated interest rate swaps and certain complex credit derivatives are also included in Level 3. Because Level 3 fair values, by their nature, contain unobservable market inputs as there is no observable market for these assets and liabilities, considerable judgment is used to determine the SFAS 157 Level 3 fair values. Level 3 fair values represent the Company’s best estimate of an amount that could be realized in a current market exchange absent actual market exchanges.

3. Fair Value Measurements (continued)
The following table presents the Company’s assets and liabilities that are carried at fair value by SFAS 157 hierarchy levels, as of June 30, 2008:

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets accounted for at fair value on a recurring basis
Fixed maturities, available-for-sale	$43,379	$372	$30,743	$12,264
Equity securities, available-for-sale	654	146		508
Other investments [1]	768	—	56	712
Short-term investments	2,263	183	2,080	—
Reinsurance recoverables [2]	250	—	—	250
Separate account assets [3] [7]	166,342	134,382	31,295	665

Total assets accounted for at fair value on a recurring basis	$213,656	$135,083	$64,174	$14,399

Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable [4]	$(2,143)	—	—	(2,143)
Other liabilities [5]	(475)	—	(296)	(179)
Consumer notes [6]	(3)	—	—	(3)

Total liabilities accounted for at fair value on a recurring basis	$(2,621)	$—	$(296)	$(2,325)

[1]	Includes over-the-counter derivative instruments in a net asset value position which may require the counterparty to pledge collateral to the Company. At June 30, 2008, $471 was the amount of cash collateral liability that was netted against the derivative asset value on the condensed consolidated balance sheet, and is excluded from the table above. See footnote 5 below for derivative liabilities.

[2]	Represents the GMWB reinsurance derivative described in the SFAS 157 Transition section of this Note 3.

[3]	Pursuant to the conditions set forth in SOP 03-1, the value of separate account liabilities is set to equal the fair value for separate account assets.

[4]	Represents GMWB, reinsurance of GMAB and GMIB and funding agreement-backed equity-linked note embedded derivatives reported in Other Policyholder Funds and Benefits Payable on the Company’s condensed consolidated balance sheet.

[5]	Includes over-the-counter derivative instruments in a net negative market value (derivative liability). In the SFAS 157 Level 3 roll forward table included below in this Note 3, the derivative asset and liability are referred to as “freestanding derivatives” and are presented on a net basis.

[6]	Represents embedded derivatives associated with non-funding agreement-backed consumer equity-linked notes.

[7]	Excludes approximately $4 billion of investment sales receivable net of investment purchases payable that are not subject to SFAS 157.
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

3. Fair Value Measurements (continued)
Determination of fair values
The valuation methodologies used to determine the fair values of assets and liabilities under the “exit price” notion of SFAS 157 reflect market-participant objectives and are based on the application of the fair value hierarchy that prioritizes observable market inputs over unobservable inputs. The Company determines the fair values of certain financial assets and financial liabilities based on quoted market prices, where available. The Company also determines fair value based on future cash flows discounted at the appropriate current market rate. Fair values reflect adjustments for counterparty credit quality, the Company’s credit standing, liquidity and, where appropriate, risk margins on unobservable parameters. The following is a discussion of the methodologies used to determine fair values for the financial instruments listed in the above table.
Fixed Maturity, Short- Term and Equity Securities, Available-for-Sale
The fair value for fixed maturity, short term, and equity securities, available-for-sale, is determined by management after considering one of three primary sources of information: third party pricing services, independent broker quotations, or pricing matrices. Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from third party pricing services, the remaining unpriced securities are submitted to independent brokers for prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these three pricing methods include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows and prepayments speeds. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third party pricing services will normally derive the security prices through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Included in the pricing of asset backed securities (“ABS”), collaterized mortgage obligations (“CMOs”), and mortgage-backed securities (“MBS”) are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral.
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
The Company performs a monthly analysis on the prices and credit spreads received from third parties to ensure that the prices represent a reasonable estimate of the fair value. This process involves quantitative and qualitative analysis and is overseen by investment and accounting professionals. Examples of procedures performed include, but are not limited to, initial and on-going review of third party pricing services methodologies, review of pricing statistics and trends, back testing recent trades, and monitoring of trading volumes. In addition, the Company ensures whether prices received from independent brokers represent a reasonable estimate of fair value through the use of internal and external cash flow models developed based on spreads, and when available, market indices. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the available market data, the price received from the third party is adjusted accordingly.
The Company has analyzed the third party pricing services valuation methodologies and related inputs, and has also evaluated the various types of securities in its investment portfolio to determine an appropriate SFAS 157 fair value hierarchy level based upon trading activity and the observability of market inputs. Based on this evaluation and investment class analysis, each price was classified into Level 1, 2, or 3. Most prices provided by third party pricing services are classified into Level 2 because the inputs used in pricing the securities are market observable.

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
The following table presents the fair value of the significant asset sectors within the SFAS 157 Level 3 securities classification as of June 30, 2008.

		% of Total
	Fair Value	Fair Value
ABS- below prime	$1,844	14.4%
ABS- bank loan CLOs	1,852	14.5%
ABS-other	784	6.1%
Corporate — matrix priced	3,401	26.6%
Corporate — other	2,541	20.0%
Commercial Mortgage-Backed Securities (“CMBS”)	1,533	12.0%
Preferred stock	461	3.6%
Other	356	2.8%
Total Level 3 securities	$12,772	100.0%
•	ABS below prime primarily represents sub-prime and Alt-A securities which are classified as Level 3 due to the lack of liquidity in the market.
•	ABS CLOs represent senior secured bank loan CLOs which are primarily priced by independent brokers.
•	ABS other primarily represents brokered priced securities.
•	Corporate-matrix priced represents private placement securities that are thinly traded and priced using a pricing matrix which includes significant non-observable inputs.
•	Corporate — other primarily represents broker priced securities which are thinly traded and privately negotiated transactions.
•	CMBS primarily represents CMBS CDO securities classified as Level 3 due to the illiquidity of this sector.
•	Preferred Stock primarily represents illiquid perpetual preferred security transactions.
Derivative Instruments, including embedded derivatives within investments
Derivative instruments are reported on the condensed consolidated balance sheets at fair value and are reported in Other Investments and Other Liabilities. Embedded derivatives are reported with the host instruments on the condensed consolidated balance sheet. Derivative instruments are fair valued using pricing valuation models, which utilize market data inputs or independent broker quotations. Excluding embedded derivatives, as of June 30, 2008, 97% of derivatives, based upon notional values, were priced by valuation models, which utilize independent market data. The remaining derivatives were priced by broker quotations. The derivatives are valued using mid-market inputs that are predominantly observable in the market. Inputs used to value derivatives include, but are not limited to, interest swap rates, foreign currency forward and spot rates, credit spreads and correlations, interest and equity volatility and equity index levels. The Company performs a monthly analysis on derivative valuations which includes both quantitative and qualitative analysis. Examples of procedures performed include, but are not limited to, review of pricing statistics and trends, back testing recent trades, analyzing the impacts of changes in the market environment and review of changes in market value for each derivative including those derivatives priced by brokers.
Derivative instruments classified as Level 1include futures and certain option contracts which are traded on active exchange markets.

3. Fair Value Measurements (continued)
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The tables below provide a fair value rollforward for the three and six months ending June 30, 2008 for the financial instruments for which significant unobservable inputs (Level 3) are used in the fair value measurement on a recurring basis. The Company classifies the fair values of financial instruments within Level 3 if there are no observable markets for the instruments or, in the absence of active markets, the majority of the inputs used to determine the fair value of the instruments are based on the Company’s own assumptions about market participant assumptions. However, the Company prioritizes the use of market-based inputs over entity-based assumptions in determining Level 3 fair values in accordance with SFAS 157. Therefore, the gains and losses in the tables below include changes in fair value due partly to observable and unobservable factors.

3. Fair Value Measurements (continued)
Roll-forward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the three months ending June 30, 2008

							Changes in
							unrealized
							gains (losses)
							included in net
							income related
		Realized/unrealized					to financial
		gains (losses)		Purchases,	Transfers	SFAS 157	instruments
	SFAS 157 Fair	included in:		issuances,	in and/or	Fair value	still held at
	value as of	Net income	AOCI	and	(out) of	as of June	June 30,
Three months ended June 30, 2008	April 1, 2008	[3], [4]	[6]	settlements	Level 3 [8]	30, 2008	2008 [4]

Assets
Fixed maturities	$12,154	$(59)	$(166)	$155	$184	$12,264	$(60)
Equity securities, available-for-sale	499		3	9	(3)	508	(3)
Freestanding derivatives [5]	795	(270)	(1)	15	(6)	533	(228)
Reinsurance recoverable [3]	291	(46)	—	5	—	250	(46)
Separate accounts [7]	580	23	—	(58)	120	665	18

Liabilities
Embedded derivatives reported in other policyholder funds and benefits payable [3]	$(2,663)	$566	$—	$(46)	$—	$(2,143)	$566
Consumer notes	$(4)	1	—	—	—	(3)	1

Roll-forward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the six months ending June 30, 2008

							Changes in
							unrealized
							gains (losses)
							included in net
							income related
		Realized/unrealized					to financial
		gains (losses)		Purchases,	Transfers in	SFAS 157	instruments
	SFAS 157 Fair	included in:		issuances,	and/or	Fair value	still held at
	value as of	Net income		and	(out) of	as of June	June 30,
Six months ended June 30, 2008	January 1, 2008	[3], [4]	AOCI [6]	settlements	Level 3 [8]	30, 2008	2008 [3]

Assets
Fixed maturities	$13,558	$(134)	$(1,056)	$738	$(842)	$12,264	$(60)
Equity securities, available-for-sale	563	(4)	(77)	29	(3)	508	(3)
Freestanding derivatives [5]	370	(117)	2	180	98	533	(57)
Reinsurance recoverable [1],[3]	238	2	—	10	—	250	2
Separate accounts	701	(56)	—	20	—	665	(54)

Liabilities
Embedded derivatives reported in other policyholder funds and benefits payable [2],[3]	$(1,718)	$(357)	$—	$(68)	$—	$(2,143)	$(357)
Consumer notes	$(5)	2	—	—	—	(3)	2

[1]	The January 1, 2008 fair value of $238 includes the Pre-SFAS 157 fair value of $128 and transitional adjustment of $110.

3.	Fair Value Measurements (continued)

[2]	The January 1, 2008 fair value of $1,718 includes $1,675 for guaranteed living benefits that are required to be fair valued as detailed in the SFAS 157 Transition section of this Note 3. The remaining $43 relates to other financial instruments that were accounted for using fair value hedge accounting treatment under SFAS 133 and equity-linked notes which had no transition adjustment.

[3]	The Company classifies all gains and losses on GMWB reinsurance derivatives and GMWB embedded derivatives as unrealized gains/losses for purposes of disclosure in this table because it is impracticable to track on a contract-by-contract basis the realized gains/losses for these derivatives and embedded derivatives.

[4]	All amounts in these columns are reported in Net realized capital gains/losses, except for $(1) and $1, for the three and six months ended June 30, 2008, respectively, which are reported in Benefits, losses and loss adjustment expenses. All amounts are before income taxes and amortization of DAC.

[5]	The freestanding derivatives instruments, excluding reinsurance derivative instruments are reported in this table on a net basis for asset/ (liability) positions and reported on the condensed consolidated balance sheet in other investments and other liabilities.

[6]	AOCI refers to “Accumulated other comprehensive income” in the Condensed Consolidated Statement of Changes in Stockholder’s Equity. All amounts are before income taxes and amortization of DAC.

[7]	The realized/unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities which results in a net zero impact on net income for the Company.

[8]	Transfers in and/or (out) of Level 3 during the three and six months ended June 30, 2008 are attributable to a change in the availability of market observable information for individual securities within the respective categories.
4. Investments and Derivative Instruments

	June 30, 2008				December 31, 2007
	Cost or	Gross	Gross		Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Bonds and Notes
ABS	$7,610	$23	$(1,116)	$6,517	$7,602	$24	$(519)	$7,107
CMBS	10,458	105	(1,247)	9,316	11,515	159	(572)	11,102
CMOs
Agency backed	555	15	(1)	569	793	18	(3)	808
Non-agency backed	367	—	(31)	336	411	4	(2)	413
Corporate	23,350	655	(1,126)	22,879	21,928	807	(571)	22,164
Government/Government agencies
Foreign	437	29	(8)	458	465	35	(2)	498
United States	954	12	(9)	957	516	14	(1)	529
MBS	1,526	7	(15)	1,518	1,750	15	(15)	1,750
States, municipalities and political subdivisions	887	5	(63)	829	1,226	32	(20)	1,238
Redeemable preferred stock	—	—	—	—	2	2	(2)	2

Fixed maturities	$46,144	$851	$(3,616)	$43,379	$46,208	$1,110	$(1,707)	$45,611
Equity securities, available-for-sale	781	7	(134)	654	763	10	(51)	722

Total securities, available-for-sale	$46,925	$858	$(3,750)	$44,033	$46,971	$1,120	$(1,758)	$46,333

As of June 30, 2008 and December 31, 2007, under terms of securities lending programs, the fair value of loaned securities was approximately $2.6 billion and $3.1 billion, respectively, and was included in fixed maturities and equities securities, available-for-sale, and short-term investments in the condensed consolidated balance sheet.
Variable Interest Entities (“VIEs”)
The Company is involved with variable interest entities as a collateral manager and as an investor through normal investment activities. The Company’s involvement includes providing investment management and administrative services for a fee, and holding ownership or other investment interests in the entities.

4. Investments and Derivative Instruments (continued)
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
As of June 30, 2008 and December 31, 2007, the Company had relationships with five and six, respectively, VIEs where the Company was the primary beneficiary. The following table sets forth the carrying value of assets and liabilities, and the Company’s maximum exposure to loss on these consolidated VIEs.

	June 30, 2008			December 31, 2007
		Total	Maximum		Total	Maximum
	Total	Liabilities	Exposure	Total	Liabilities	Exposure
	Assets	[1]	to Loss	Assets	[1]	to Loss

CLOs [2]	$346	$163	$175	$128	$73	$74
Limited partnerships	306	125	181	309	121	188
Other investments [3]	325	169	175	296	126	178

Total	$977	$457	$531	$733	$320	$440

[1]	Creditors have no recourse against the Company in the event of default by the VIE.

[2]	The Company provides collateral management services and earns a fee associated with these structures.

[3]	Other investments include one unlevered investment bank loan fund for which the Company provides collateral management services and earns an associated fee as well as two investment structures that are backed by preferred securities.
As of June 30, 2008 and December 31, 2007, the Company also held variable interests in two and four VIEs, respectively, where the Company is not the primary beneficiary. These investments have been held by the Company for less than two years. The Company’s maximum exposure to loss from these non-consolidated VIEs as of June 30, 2008 and December 31, 2007 was $315 and $100, respectively.
As of December 31, 2007, HIMCO was the collateral manager of four VIEs with provisions that allowed for termination if the fair value of the aggregate referenced bank loan portfolio declined below a stated level. These VIEs were market value CLOs that invested in senior secured bank loans through total return swaps. Two of these market value CLOs were consolidated, and two were not consolidated. During the first quarter of 2008, the fair value of the aggregate referenced bank loan portfolio declined below the stated level in all four market value CLOs and the total return swap counterparties terminated the transactions. Three of these CLOs were restructured from market value CLOs to cash flow CLOs without market value triggers and the remaining CLO is expected to terminate by the end of 2008. The Company realized a capital loss of $50, before-tax, $47 of which was realized in the first quarter, from the termination of these CLOs. In connection with the restructuring, the Company purchased interests in two of the resulting VIEs, one of which the Company is the primary beneficiary for one of the resulting VIEs. These purchases resulted in an increase in the Company’s maximum exposure to loss for both consolidated and non-consolidated VIEs.
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

4. Investments and Derivative Instruments (continued)
For a detailed discussion of the Company’s use of derivative instruments, see Notes 1 and 3 of Notes to Consolidated Financial Statements included in the Company’s 2007 Form 10-K Annual Report.
Derivative instruments are recorded in the Condensed Consolidated Balance Sheets at fair value and are presented as assets or liabilities as determined by calculating the net position, taking into account income accruals and cash collateral held, for each derivative counterparty by legal entity. The fair value of derivative instruments, excluding income accruals and cash collateral held, are presented as follows:

	June 30, 2008		December 31, 2007
	Fair Value	Fair Value	Fair Value	Fair Value
	Assets	Liabilities	Assets	Liabilities

Fixed maturities, available-for-sale	$—	$2	$—	$—
Other investments	768	—	446	—
Reinsurance recoverables	250	—	128	—
Other policyholder funds and benefits payable	—	2,122	2	801
Consumer notes	—	3	—	5
Other liabilities	—	475	—	354

Total	$1,018	$2,602	$576	$1,160

The following table summarizes the notional amount and fair value of derivatives by hedge designation as of June 30, 2008, and December 31, 2007. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and are not necessarily reflective of credit risk. The fair value amounts of derivative assets and liabilities are presented on a net basis in the following table.

	June 30, 2008		December 31, 2007
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value

Cash-flow hedges	$6,564	$(195)	$5,245	$(196)
Fair-value hedges	3,040	27	4,290	(13)
Other investment and risk management activities	114,394	(1,416)	108,106	(375)

Total	$123,998	$(1,584)	$117,641	$(584)

The increase in notional amount since December 31, 2007, is primarily due to an increase in notional related to derivatives associated with GMWB riders as well as derivatives associated with GMIB and GMAB reinsured from a related party, partially offset by a decline in notional of credit derivatives. The circumstances giving rise to the changes in notional related to these components are as follows:
•	The Company offers certain variable annuity products with GMWB riders, which are accounted for as embedded derivatives. The Company uses derivatives to manage the equity market risks embedded in the GMWB riders. The increase in embedded derivatives associated with GMWB riders is primarily due to additional product sales. The increase in GMWB hedging derivatives was primarily related to a customized swap contract that was entered into during the three months ended June, 30, 2008, with a notional value of $3.6 billion. This customized derivative contract provides protection from capital market risks based on policyholder behavior assumptions as specified by the Company. This new swap brings the total notional of these customized swaps to $14.6 billion as of June 30, 2008. For further discussion on GMWB riders, refer to Note 6 of Notes to Condensed Consolidated Financial Statements.
•	Reinsurance arrangements are used to assume a related party’s exposure to the GMIB and GMAB product riders for the lives of the host variable annuity contracts. These reinsurance contracts are accounted for as free-standing derivative contracts. The notional amount associated with the reinsurance of the GMIB and GMAB riders increased in value primarily due to appreciation of the Japanese yen as compared to the U.S. dollar as well as additional product sales. For further discussion of the internal reinsurance of the GMIB and GMAB products refer to Note 10 of Notes to Condensed Consolidated Financial Statements.
•	The notional amount related to credit derivatives declined since December 31, 2007, primarily due to terminations and maturities of credit derivatives, which reduced the overall net credit exposure assumed by the Company through credit derivatives.

4. Investments and Derivative Instruments (continued)
The decrease in net fair value of derivative instruments since December 31, 2007, was primarily related to GMWB derivatives and the internal reinsurance contract associated with GMIB. The GMWB derivatives declined in value as a result of the transition to SFAS 157 and liability model assumption updates for mortality. The internal reinsurance contract associated with GMIB declined in value as a result of the transition to SFAS 157 and a decrease in Japanese equity index levels.
Ineffectiveness on hedges that qualify for hedge accounting and the total change in value for derivative-based strategies that do not qualify for hedge accounting treatment (“non-qualifying strategies”), including periodic derivative net coupon settlements, are reported in earnings and are presented in the following table.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Ineffectiveness on cash-flow hedges	$2	$(1)	$3	$(1)
Ineffectiveness on fair-value hedges	(2)	(5)	—	(5)
Total change in value for non-qualifying strategies	(41)	(226)	(1,201)	(255)

Net earnings impact, before tax	$(41)	$(232)	$(1,198)	$(261)

The total change in value for non-qualifying strategies, including periodic derivative net coupon settlements, are reported in net realized capital gains (losses). The circumstances giving rise to the changes in these non-qualifying strategies are as follows:
•	For the three months ended June 30, 2008, net losses were primarily comprised of net losses on the Japanese fixed annuity hedging instruments, credit derivatives, and currency derivatives, partially offset by net gains on the internal reinsurance of GMIB. The net losses on the Japanese fixed annuity hedging instruments were primarily due to a weakening of the Japanese yen in comparison to the U.S. dollar as well as an increase in Japanese interest rates. The net losses on credit default swaps were primarily due to credit spreads tightening significantly on certain corporate entities referenced in single name credit default swaps that are reducing credit risk. The net losses on currency derivatives were primarily due to the changes in foreign currency exchange rates. The net gains on the internal reinsurance of GMIB were primarily due to an increase in Japanese equity index levels and interest rates as well as a weakening of the Japanese yen in comparison to the U.S. dollar.
•	For the six months ended June 30, 2008, net losses were primarily comprised of net losses on GMWB related derivatives, net losses associated with the internal reinsurance of GMIB, and net losses on credit derivatives. The net losses on the GMWB related derivatives were primarily due to the transition to SFAS 157 and liability model assumption updates for mortality. The net losses on the internal reinsurance of GMIB were primarily a result of the transition to SFAS 157 and a decrease in Japanese equity index levels. The net losses on credit derivatives were comprised of losses in the first quarter on credit derivatives that assume credit exposure as a result of credit spreads widening and losses in the second quarter on credit derivatives that reduce credit exposure as a result of credit spreads tightening significantly on certain referenced corporate entities.
•	For the three and six months ended June 30, 2007, net losses were primarily comprised of net losses on GMWB related derivatives and the Japan fixed annuity hedging instruments. The net losses on GMWB related derivatives were primarily due to liability model assumption updates made during the second quarter to reflect newly reliable market inputs for volatility and model refinements. The net losses on the Japanese fixed annuity hedging instruments were primarily due to a weakening of the Japanese yen in comparison to the U.S. dollar as well as an increase in Japanese interest rates.
As of June 30, 2008, the before tax deferred net (losses) on derivative instruments recorded in accumulated other comprehensive income (loss) (“AOCI”) that are expected to be reclassified to earnings during the next twelve months are $(21). This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on existing variable-rate financial instruments) is five years. For the three and six months ended June 30, 2008, the Company had ($4), before-tax, of net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring. For the three and six months ended June 30, 2007, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.

5. Deferred Policy Acquisition Costs and Present Value of Future Profits
Changes in deferred policy acquisition costs and present value of future profits were as follows:

	2008	2007

Balance, January 1, before cumulative effect of accounting change, pre-tax	$8,393	$7,334
Cumulative effect of accounting change, pre-tax (SOP 05-1) [1]	—	(20)

Balance, January 1, as adjusted	8,393	7,314
Deferred costs	594	714
Amortization — Deferred policy acquisition costs and present value of future profits [2]	(45)	(456)
Adjustments to unrealized gains and losses on securities, available-for-sale and other	501	172

Balance, June 30	$9,443	$7,744

[1]	The Company’s cumulative effect of accounting change includes an additional $(1), pre-tax, related to sales inducements.

[2]	The decrease in amortization from the prior year period is due to lower actual gross profits resulting from increased realized capital losses primarily from the adoption of SFAS 157 at the beginning of the first quarter of 2008. For further discussion of the SFAS 157 transition impact, see Note 3.
6. Separate Accounts, Death Benefits and Other Insurance Benefit Features
The Company records the variable portion of individual variable annuities, 401(k), institutional, 403(b)/457, private placement life and variable life insurance products within separate account assets and liabilities. Separate account assets are reported at fair value. Separate account liabilities are set equal to separate account assets. Separate account assets are segregated from other investments. Investment income and gains and losses from those separate account assets, which accrue directly to, and whereby investment risk is borne by the policyholder, are offset by the related liability changes within the same line item in the condensed consolidated statements of operations. The fees earned for administrative and contract holder maintenance services performed for these separate accounts are included in fee income. For the three and six months ended June 30, 2008 and 2007, there were no gains or losses on transfers of assets from the general account to the separate account.
Many of the variable annuity and universal life (“UL”) contracts issued by the Company offer various guaranteed minimum death and withdrawal benefits and UL secondary guarantee benefits. UL secondary guarantee benefits ensure that your policy will not terminate, and will continue to provide a death benefit, even if there is insufficient policy value to cover the monthly deductions and charges. Guaranteed minimum death benefits are offered in various forms as described in further detail throughout this Note 6. The Company currently reinsures a portion of the death benefit guarantees associated with its in-force block of business. The Company also assumes, through reinsurance, minimum death, income and accumulation benefits offered by an affiliate. For additional information related to the risk associated with the affiliate reinsurance of these benefits, see Note 10.
Changes in the gross guaranteed minimum death benefit (“GMDB”) and UL secondary guarantee benefits sold with annuity and/or UL products accounted for and collectively known as “SOP 03-1 reserve liabilities” are as follows:

		UL Secondary
	GMDB [1]	Guarantees [1]

Liability balance as of December 31, 2007	$531	$19
Incurred	84	6
Paid	(67)	—

Liability balance as of June 30, 2008	$548	$25

[1]	The reinsurance recoverable asset related to the GMDB was $336 as of June 30, 2008. The reinsurance recoverable asset related to the UL Secondary Guarantees was $12 as of June 30, 2008.

6. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

		UL Secondary
	GMDB [1]	Guarantees [1]

Liability balance as of December 31, 2006	$476	$7
Incurred	70	2
Paid	(44)	—

Liability balance as of June 30, 2007	$502	$9

[1]	The reinsurance recoverable asset related to the GMDB was $323 as of June 30, 2007. The reinsurance recoverable asset related to the UL Secondary Guarantees was $8 as of June 30, 2007.
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
The following table provides details concerning GMDB exposure directly written by the Company:

Breakdown of Variable Annuity Account Value by GMDB Type at June 30, 2008
			Retained Net	Weighted Average
	Account	Net Amount	Amount	Attained Age of
Maximum anniversary value (“MAV”) [1]	Value	at Risk	at Risk	Annuitant

MAV only	$38,870	$6,128	$1,486	66
With 5% rollup [2]	2,772	509	173	65
With Earnings Protection Benefit Rider (“EPB”) [3]	3,757	401	77	62
With 5% rollup & EPB	1,118	151	29	64

Total MAV	46,517	7,189	1,765
Asset Protection Benefit (“APB”) [4]	38,913	3,408	1,892	63
Lifetime Income Benefit (“LIB”)- Death Benefit [5]	11,084	109	109	63
Reset [6] (5-7 years)	5,132	250	249	66
Return of Premium [7] /Other	11,140	129	52	53

Total at June 30, 2008	$112,786	$11,085	$4,067	63

[1]	MAV: the death benefit is the greatest of current account value, net premiums paid and the highest account value on any anniversary before age 80 (adjusted for withdrawals).

[2]	Rollup: the death benefit is the greatest of the MAV, current account value, net premium paid and premiums (adjusted for withdrawals) accumulated at generally 5% simple interest up to the earlier of age 80 or 100% of adjusted premiums.

[3]	EPB: the death benefit is the greatest of the MAV, current account value, or contract value plus a percentage of the contract’s growth. The contract’s growth is account value less premiums net of withdrawals, subject to a cap of 200% of premiums net of withdrawals.

[4]	APB: the death benefit is the greater of current account value or MAV, not to exceed current account value plus 25% times the greater of net premiums and MAV (each adjusted for premiums in the past 12 months).

[5]	LIB: the death benefit is the greatest of current account value, net premiums paid, or for certain contracts a benefit amount that ratchets over time, generally based on market performance.

[6]	Reset: the death benefit is the greatest of current account value, net premiums paid and the most recent five to seven year anniversary account value before age 80 (adjusted for withdrawals).

[7]	Return of premium: the death benefit is the greater of current account value and net premiums paid.

6. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)
See Note 3 for a description of the Company’s guaranteed living benefits that are accounted for at fair value.
As of June 30, 2008 and December 31, 2007, the embedded derivative liability recorded for GMWB, before reinsurance or hedging, was $1.7 billion and $707, respectively. For the three months ended June 30, 2008 and 2007, the change in value of the GMWB, before reinsurance and hedging, reported in realized gains (losses) was $315 and ($128), respectively. For the six months ended June 30, 2008 and 2007, the change in value of the GMWB, before reinsurance and hedging, reported in realized gains (losses) was $(899) and ($62), respectively. Included in the realized gain (loss) for the six months ended June 30, 2008 was the transition adjustment loss as a result of adopting SFAS 157 of ($726) and changes in mortality assumptions resulting in a loss of ($76). For further discussion of the SFAS 157 transition impact, please refer to Note 3.
As of June 30, 2008 and December 31, 2007, $43.4 billion, or 84%, and $46.3 billion, or 82%, respectively, of account value with the GMWB feature, were unreinsured. In order to reduce the volatility associated with the unreinsured GMWB liabilities, the Company has established a risk management strategy. The Company uses customized derivative contracts as well as other derivative instruments to hedge its unreinsured GMWB exposure including interest rate futures and swaps, variance swaps, S&P 500 and NASDAQ index options and futures contracts and EAFE Index swaps to hedge GMWB exposure to international equity markets. The total (reinsured and unreinsured) GRB as of June 30, 2008 and December 31, 2007 was $46.7 billion and $44.8 billion, respectively.
A contract is ‘in the money’ if the contract holder’s GRB is greater than the account value. As of June 30, 2008 and December 31, 2007, 37.4% and 19.4%, respectively of all in-force, unreinsured GMWB contracts were ‘in the money’. For contracts that were ‘in the money’ the Company’s exposure, after reinsurance, as of June 30, 2008 and December 31, 2007, was $972 and $139, respectively. However, the only ways the contract holder can monetize the excess of the GRB over the account value of the contract is upon death or if their account value is reduced to a contractually specified minimum level, through a combination of a series of withdrawals that do not exceed a specific percentage of the premiums paid per year and market declines. If the account value is reduced to the contractually specified minimum level, the contract holder will receive an annuity equal to the remaining GRB.
As the amount of the excess of the GRB over the account value can fluctuate with equity market returns on a daily basis, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than $972.
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
The Company is also involved in other kinds of legal actions, some of which assert claims for substantial amounts. These actions include, among others, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, improper sales practices in connection with the sale of life insurance and other investment products; and improper fee arrangements in connection with investment products and structured settlements. The Company also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to the consolidated financial condition of the Company. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated results of operations or cash flows in particular quarterly or annual periods.
Broker Compensation Litigation — Following the New York Attorney General’s filing of a civil complaint against Marsh & McLennan Companies, Inc., and Marsh, Inc. (collectively, “Marsh”) in October 2004 alleging that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent

7. Commitments and Contingencies (continued)
commissions to ensure that Marsh would direct business to them, private plaintiffs brought several lawsuits against The Hartford predicated on the allegations in the Marsh complaint, to which The Hartford was not party. Among these is a multidistrict litigation in the United States District Court for the District of New Jersey. There are two consolidated amended complaints filed in the multidistrict litigation, one related to conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. The Company is named in the group benefits products complaint. The complaints assert, on behalf of a putative class of persons who purchased insurance through broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group benefits products complaint, claims under ERISA. The claims are predicated upon allegedly undisclosed or otherwise improper payments of contingent commissions to the broker defendants to steer business to the insurance company defendants. The district court has dismissed the Sherman Act and RICO claims in both complaints for failure to state a claim and has granted the defendants’ motions for summary judgment on the ERISA claims in the group-benefits products complaint. The district court further has declined to exercise supplemental jurisdiction over the state law claims, has dismissed those state law claims without prejudice, and has closed both cases. The plaintiffs have appealed the dismissal of the claims in both consolidated amended complaints, except the ERISA claims.
8. Stock Compensation Plans
Hartford Life’s employees are included in The Hartford 2005 Incentive Stock Plan and The Hartford Employee Stock Purchase Plan.
The Hartford has two primary stock-based compensation plans. Shares issued in satisfaction of stock-based compensation may be made available from authorized but unissued shares, shares held by The Hartford in treasury or from shares purchased in the open market. In 2008, The Hartford issued shares from treasury in satisfaction of stock-based compensation. In 2007, The Hartford issued new shares in satisfaction of stock-based compensation. The Company was allocated compensation expense of $6 and $5 for the three months ended June 30, 2008 and 2007, respectively and $11 and $6 for the six months ended June 30, 2008 and 2007, respectively. The Company’s income tax benefit recognized for stock-based compensation plans was $2 and $2 for the three months ended June 30, 2008 and 2007 and $3 and $2 for the six months ended June 30, 2008, and 2007, respectively. The Company did not capitalize any cost of stock-based compensation.
9. Debt
Consumer Notes
As of June 30, 2008 and December 31, 2007, $ 1,113 and $809, respectively, of consumer notes were outstanding. As of June 30, 2008, these consumer notes have interest rates ranging from 4.0% to 6.3% for fixed notes and, for variable notes, either consumer price index plus 80 to 267 basis points or indexed to the S&P 500, Dow Jones Industrials or the Nikkei 225. For the three months ended June 30, 2008 and 2007, interest credited to holders of consumer notes was $14 and $6, respectively. For the six months ended June 30, 2008 and 2007, interest credited to holders of consumer notes was $26 and $11, respectively.
For additional information regarding consumer notes, see Note 12 of Notes to Consolidated Financial Statements in the Company’s 2007 Form 10-K Annual Report.
10. Transactions with Affiliates
Transactions of the Company with Hartford Fire Insurance Company, Hartford Holdings and its affiliates (collectively referred to as “The Hartford”) relate principally to tax settlements, reinsurance, insurance coverage, rental and service fees, payment of dividends and capital contributions. In addition, an affiliated entity purchased group annuity contracts from the Company to fund structured settlement periodic payment obligations assumed by the affiliated entity as part of claims settlements with property casualty insurance companies and self-insured entities. As of June 30, 2008 and December 31, 2007 the Company had $5 billion and $4.8 billion of reserves for claim annuities purchased by affiliated entities. For the three months ended June 30, 2008 and 2007, the Company recorded earned premiums of $117 and $130 for these intercompany claim annuities. For the six months ended June 30, 2008 and 2007, the Company recorded earned premiums of $243 and $265 for these intercompany claim annuities.

10. Transactions with Affiliates (continued)
Substantially all general insurance expenses related to the Company, including rent and employee benefit plan expenses, are initially paid by The Hartford. Direct expenses are allocated to the Company using specific identification, and indirect expenses are allocated using other applicable methods. Indirect expenses include those for corporate areas which, depending on type, are allocated based on either a percentage of direct expenses or on utilization.
Hartford Life sells fixed market value adjusted (“MVA”) annuity products to customers in Japan. The yen based MVA product is written by HLIKK, a wholly owned Japanese subsidiary of Hartford Life and subsequently reinsured to the Company. As of June 30, 2008 and December 31, 2007, $2.2 billion and $1.8 billion, respectively, of the account value had been assumed by the Company.
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
The initial fair value of the reinsurance derivative associated with new business will be recorded as an in substance capital contribution or distribution between these related parties. As of June 30, 2008 and December 31, 2007, the fair value of the GMIB reinsurance derivative was a liability of $417 and $72, respectively. During the three and six months ended June 30, 2008 the Company recorded a net capital contribution (dividend) of $(1) and $(6), and a pre-tax realized gains (loss) of $196 and $(298), representing the change in fair value of the GMIB reinsurance derivative. Included in the realized loss for the six months ended June 30, 2008 was the transition adjustment loss as a result of adopting SFAS 157 of $148. For further discussion of the SFAS 157 transition impact, see Note 3. During the three and six months ended June 30, 2007, the Company recorded a net capital contribution of $7 and $22, and a pre-tax realized gain (loss) of $20 and $(30), representing the change in fair value of the reinsurance derivative.
Effective September 30, 2007, HLAI entered into another reinsurance agreement where HLIKK agreed to cede and HLAI agreed to reinsure 100% of the risks associated with the in-force and prospective GMAB, GMIB and GMDB riders issued by HLIKK on certain of its variable annuity business. The reinsurance of the GMAB rider is accounted for as a free-standing derivative in accordance with SFAS 133.
Accordingly, the reinsurance of the GMAB is recorded at fair value on the Company’s condensed consolidated balance sheet, with prospective changes in fair value recorded in net realized net capital gains (losses) in net income. The fair value of the GMAB is a liability (asset) of $25 and $(2) at June 30, 2008 and December 31, 2007, respectively. During the three and six months ended June 30, 2008 the Company recorded a net capital (dividend) of $(1) and $(3), and a pre-tax realized gain (loss) of $4 and $(21), representing the change in fair value of the GMAB reinsurance derivative, respectively. Included in the realized loss for the six months ended June 30, 2008 was the transition adjustment loss as a result of adopting SFAS 157 of $24. For further discussion of the SFAS 157 transition impact, see Note 3.
See Note 3 for the information on the valuation of the related party reinsurance agreements.
The contracts underlying the GMIB and GMAB reinsurance contracts are ‘in the money’ if the contract holder’s GRB is greater than the account value. For contracts that were ‘in the money’ the Company’s exposure related to GMIB and GMAB, as of June 30, 2008 and December 31, 2007, was $1.0 billion and $130, respectively. However, for GMIB’s, the only way the contract holder can monetize the excess of the GRB over the account value of the contract is upon annuitization and the amount to be paid by the Company will either be in the form of a lump sum, or over the annuity period for certain GMIB’s or over the annuity period only for other GMIB’s. For GMAB’s the only way that the contract holder can monetize the excess of the GRB over the account value of the contract is through a lump sum payment after a ten year waiting period. As the amount of the excess of the GRB over the

10. Transactions with Affiliates (continued)
account value can fluctuate with equity market returns on a daily basis, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than $1.0 billion.
The Reinsurance Agreement for GMDB business is accounted for under SOP 03-1 “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”). As of June 30, 2008 the liability for the assumed reinsurance of the GMDB and the net amount at risk was $4 and $1.4 billion, respectively. As of December 31, 2007 the liability for the assumed reinsurance of the GMDB and the net amount at risk was $4 and $380, respectively.
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
11. Subsequent Events
During July 2008, the Company reinsured, with a third party, GMWB risks associated with approximately $7.8 billion of account value sold between 2003 and 2006. The reinsurance agreement is a 80% quota-share agreement. The reinsurance agreement will be accounted for as a free-standing derivative.

     Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in millions, unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Hartford Life Insurance Company and its subsidiaries (“Hartford Life Insurance Company”, “Life” or the “Company”) as of June 30, 2008, compared with December 31, 2007, and its results of operations for the three and six months ended June 30, 2008 compared to the comparable period in 2007. This discussion should be read in conjunction with the MD&A in Hartford Life Insurance Company’s 2007 Form 10-K Annual Report.
Certain of the statements contained herein are forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company’s control and have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in Part II, Item 1A, Risk Factors of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, as well as Part I, Item 1A, Risk Factors in the Company’s 2007 Form 10-K Annual Report. These factors include: the possible occurrence of terrorist attacks; the response of reinsurance companies under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect the Company against losses; changes in financial and capital markets, including changes in interest rates, credit spreads, equity prices and foreign exchange rates; the inability to effectively mitigate the impact of equity market volatility on the Company’s financial position and results of operations arising from obligations under annuity product guarantees; the incidence and severity of catastrophes, both natural and man-made; stronger than anticipated competitive activity; unfavorable judicial or legislative developments; the potential effect of domestic and foreign regulatory developments, including those which could increase the Company’s business costs and required capital levels; the possibility of general economic and business conditions that are less favorable than anticipated; the Company’s ability to distribute its products through distribution channels, both current and future; a downgrade in the Company’s financial strength or credit ratings; the ability to recover the Company’s systems and information in the event of a disaster or other unanticipated event; potential for difficulties arising from outsourcing relationships; potential changes in federal or state tax laws, including changes impacting the availability of the separate account dividend received deduction; losses due to defaults by others; the Company’s ability to protect its intellectual property and defend against claims of infringement; and other factors described in such forward-looking statements.
INDEX

Overview	33	Investments	55
Critical Accounting Estimates	34	Investment Credit Risk	60
Consolidated Results of Operations	46	Capital Resources and Liquidity	74
Retail	48	Accounting Standards	76
Individual Life	50
Retirement Plans	51
Institutional	53
Other	54
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
The Company includes in an Other category its leveraged PPLI product line of business; corporate items not directly allocated to any of its reportable operating segments; intersegment eliminations, guaranteed minimum income benefit (“GMIB’), guaranteed minimum death benefit (“GMDB”), guaranteed minimum accumulation benefit (“GMAB”) reinsurance assumed from Hartford Life Insurance KK (“HLIKK”), a related party and subsidiary of Hartford Life, as well as certain group benefit products, including group life and group disability insurance that is directly written by the Company and for which nearly half is ceded to its parent, HLA.
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
Life Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts
Accounting Policy and Assumptions
Life’s deferred policy acquisition costs asset and present value of future profits (“PVFP”) intangible asset (hereafter, referred to collectively as “DAC”) related to investment contracts and universal life-type contracts (including variable annuities) are amortized in the same way, over the estimated life of the contracts acquired using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of estimated gross profits (“EGPs”). EGPs are also used to amortize other assets and liabilities on the Company’s balance sheet, such as sales inducement assets and unearned revenue reserves (“URR”). Components of EGPs are used to determine reserves for guaranteed minimum death, and universal life secondary guarantee benefits accounted for and collectively referred to as “SOP 03-1 reserves”. At June 30, 2008 and December 31, 2007, the carrying value of the Company’s Life DAC asset was $9.4 billion and $8.4 billion, respectively. At June 30, 2008, the sales inducement asset, unearned revenue reserves, and SOP 03-1 balances were $513, $1.2 billion and $573, respectively. At December 31, 2007, the sales inducement asset, unearned revenue reserves and SOP 03-1 were $445, $1.0 billion and $550, respectively.
For most contracts, the Company estimates gross profits over a 20 year horizon as estimated profits emerging subsequent to that timeframe are immaterial. The Company uses other amortization bases for amortizing DAC, such as gross costs (net of reinsurance), as a replacement for EGPs when EGPs are expected to be negative for multiple years of the contract’s life. Actual gross profits, in a given reporting period, that vary from management’s initial estimates result in increases or decreases in the rate of amortization, commonly referred to as a “true-up”, which are recorded in the current period. The true-up recorded for the three and six months ended June 30, 2008 was an increase to amortization of $22, and $54, respectively. The true-up recorded for the three and six months ended June 30, 2007 was a decrease to amortization of $8 and $6, respectively.
Products sold in a particular year are aggregated into cohorts. Future gross profits for each cohort are projected over the estimated lives of the underlying contracts, and are, to a large extent, a function of future account value projections for variable annuity products and to a lesser extent for variable universal life products. The projection of future account values requires the use of certain assumptions. The assumptions considered to be important in the projection of future account value, and hence the EGPs, include separate account fund performance, which is impacted by separate account fund mix, less fees assessed against the contract holder’s account balance, surrender and lapse rates, interest margin, mortality, and hedging costs. The assumptions are developed as part of an annual process and are dependent upon the Company’s current best estimates of future events. The Company’s current separate account return assumption is approximately 8% (after fund fees, but before mortality and expense charges). Beginning in 2007, the Company estimated gross profits using the mean of EGPs derived from a set of stochastic scenarios that have been calibrated to our estimated separate account return as compared to prior years where we used a single deterministic estimation.
Estimating future gross profits is a complex process requiring considerable judgment and the forecasting of events well into the future. The estimation process, the underlying assumptions and the resulting EGPs, are evaluated regularly. The Company plans to complete a comprehensive assumption study and refine its estimate of future gross profits during the third quarter of each year.

Upon completion of an assumption study, the Company revises its assumptions to reflect its current best estimate, thereby changing its estimate of projected account values and the related EGPs in the DAC, sales inducement and unearned revenue reserve amortization models as well as SOP 03-1 reserving models. The DAC asset, as well as the sales inducement asset, unearned revenue reserves and SOP 03-1 reserves are adjusted with an offsetting benefit or charge to income to reflect such changes in the period of the revision, a process known as “unlocking”. An unlock that results in an after-tax benefit generally occurs as a result of actual experience or future expectations of product profitability being favorable compared to previous estimates. An unlock that results in an after-tax charge generally occurs as a result of actual experience or future expectations of product profitability being unfavorable compared to previous estimates.
In addition to when a comprehensive assumption study is completed, revisions to best estimate assumptions used to estimate future gross profits are necessary when the EGPs in the Company’s models fall outside of an independently determined reasonable range of EGPs. The Company performs a quantitative process each quarter to determine the reasonable range of EGPs. This process involves the use of internally developed models, which run a large number of stochastically determined scenarios of separate account fund performance. Incorporated in each scenario are assumptions with respect to lapse rates, mortality and expenses, based on the Company’s most recent assumption study. These scenarios are run for the Company’s individual variable annuity businesses, the Company’s Retirement Plans businesses, and for the Company’s individual variable universal life business and are used to calculate statistically significant ranges of reasonable EGPs. The statistical ranges produced from the stochastic scenarios are compared to the present value of EGPs used in the Company’s models. If EGPs used in the Company’s models fall outside of the statistical ranges of reasonable EGPs, an “unlock” would be necessary. If EGPs used in the Company’s models fall inside of the statistical ranges of reasonable EGPs, the Company will not solely rely on the results of the quantitative analysis to determine the necessity of an unlock. In addition, the Company considers, on a quarterly basis, other qualitative factors such as product, regulatory and policyholder behavior trends and may also revise EGPs if those trends are expected to be significant and were not or could not be included in the statistically significant ranges of reasonable EGPs.
Sensitivity Analysis
The Company performs sensitivity analyses with respect to the effect certain assumptions have on EGPs and the related DAC, sales inducement, unearned revenue reserve and SOP 03-1 reserve balances. Each of the sensitivities illustrated below are estimated individually, without consideration for any correlation among the key assumptions. Therefore, it would be inappropriate to take each of the sensitivity amounts below and add them together in an attempt to estimate volatility for the respective EGP-related balances in total. In addition, the tables below only provide sensitivities on separate account returns and lapses. While those two assumptions are critical in projecting EGP’s, as described above, many additional assumptions are necessary to project EGP’s and to determine an unlock amount. As a result, actual unlock amounts may vary from those calculated by using the sensitivities below. The following table depicts the estimated sensitivities for variable annuities:
      Variable Annuities

Effect on EGP-related
(Increasing separate account returns and decreasing lapse rates generally result in benefits. Decreasing	balances if unlocked
separate account returns and increasing lapse rates generally result in charges.)	(after-tax) [1]

If actual separate account returns were 1% above or below our aggregated estimated return	$20 — $35	[3]
If actual lapse rates were 1% above or below our estimated aggregate lapse rate	$10 — $25	[2]
If we changed our future separate account return rate by 1% from our aggregated estimated future return	$80 — $100
If we changed our future lapse rate by 1% from our estimated aggregate future lapse rate	$70 — $90	[2]

[1]	These sensitivities are reflective of the results of our 2007 assumption studies. The 2008 assumption studies will be completed in the third quarter of 2008. The Company’s EGP models assume that separate account returns are earned linearly and that lapses occur linearly (except for certain dynamic lapse features) throughout the year. Similarly, the sensitivities assume that differential separate account and lapse rates are linear and parallel and persist for one year from the date of our third quarter the 2007 unlock, and reflect all current in-force and account value data, including the corresponding market levels, allocation of funds, policyholder behavior and actuarial assumptions. These sensitivities are not perfectly linear nor perfectly symmetrical for increases and decreases. As such, extrapolating results over a wide range will decrease the accuracy of the sensitivities’ predictive ability. For example, actual separate account returns which vary significantly from our estimated return tend to track more closely with the upper end of our sensitivity range. Actual separate account returns that vary insignificantly from our estimated return tend to track more closely with the lower end of our sensitivity range. Sensitivity results are, in part, based on the current “in-the-moneyness” of various guarantees offered with the products. Future market conditions could significantly change the sensitivity results.

[2]	Sensitivity around lapses assumes lapses increase or decrease consistently across all cohort years and products. Actual lapses for variable annuities for the period from August 1, 2007 to June 30, 2008 have not been significantly different from our estimated aggregate lapse rate for the same period.

[3]	The overall actual return generated by the variable annuity separate accounts is dependent on several factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds as well as equity sector weightings and as a result of the large proportion of separate account assets invested in equity markets, the Company’s overall separate account fund performance has been reasonably correlated to the overall performance of the S&P 500, although no assurance can be provided that this correlation will continue in the future. The actual separate account return during the period from August 1, 2007 to June 30, 2008 was approximately (8) %. For the eleven months ended June 30, 2008, since our last assumption study, this separate account return was approximately 16% below our aggregated estimated return for the same period.
An “unlock” only revises EGPs to reflect current best estimate assumptions. With or without an unlock, and even after an unlock occurs, the Company must also test the aggregate recoverability of the DAC and sales inducement assets by comparing the original amounts deferred to the present value of total EGPs (both actual past gross profits and estimates of future gross profits). In addition, the Company routinely stress tests its DAC and sales inducement assets for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced a significant sell-off, as the majority of policyholders’ funds in the separate accounts is invested in the equity market. As of June 30, 2008, the Company believed individual variable annuity separate account assets could fall, through a combination of negative market returns, lapses and mortality, by at least 44.3% before portions of its DAC and sales inducement assets would be unrecoverable.
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
Valuation of Fixed Maturity, Short-term, and Equity Securities, Available-for-Sale
The fair value for fixed maturity, short-term, and equity securities, available-for-sale, is determined by management after considering one of three primary sources of information: third party pricing services, independent broker quotations, or pricing matrices. Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from third party pricing services, the remaining unpriced securities are submitted to independent brokers for prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these three pricing methods include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows and prepayments speeds. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third party pricing services will normally derive the security prices through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Included in the pricing of asset-backed securities (“ABS”), collateralized mortgage obligations (“CMOs”), and mortgage-backed securities (“MBS”) are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates.
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
The Company performs a monthly analysis on the prices and credit spreads received from third parties to ensure that the prices represent a reasonable estimate of the fair value. This process involves quantitative and qualitative analysis and is overseen by investment and accounting professionals. Examples of procedures performed include, but are not limited to, initial and on-going review of third party pricing services methodologies, review of pricing statistics and trends, back testing recent trades, and monitoring of trading volumes. In addition, the Company ensures whether prices received from independent brokers represent a reasonable estimate of fair value through the use of internal and external cash flow models developed based on spreads, and when available, market indices. As a result of this analysis, if the Company determines that there is a more appropriate fair value based upon the available market data, the price received from the third party is adjusted accordingly.
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
The following table presents the fair value of fixed maturity, short-term and equity securities, available-for-sale, by SFAS 157 hierarchy level as of June 30, 2008.

		% of Total
	Fair Value	Fair Value
Quoted prices in active markets for identical assets (Level 1)	$701	1.5%
Significant observable inputs (Level 2)	32,823	70.9%
Significant unobservable inputs (Level 3)	12,772	27.6%

Total	$46,296	100.0%

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
The following table presents the fair value of the significant asset sectors within the SFAS 157 Level 3 securities classification as of June 30, 2008.

		% of Total
	Fair Value	Fair Value
ABS
Below prime	$1,844	14.4%
Collateralized loan obligations (“CLOs”)	1,852	14.5%

		% of Total
	Fair Value	Fair Value
Other	784	6.1%
Corporate
Matrix priced	3,401	26.6%
Other	2,541	20.0%
Commercial mortgage-backed securities (“CMBS”)	1,533	12.0%
Preferred stock	461	3.6%
Other	356	2.8%

Total Level 3 securities	$12,772	100.0%

•	ABS below prime primarily represents sub-prime and Alt-A securities which are classified as Level 3 due to the lack of liquidity in the market.

•	ABS CLOs represent senior secured bank loan CLOs which are primarily priced by independent brokers.

•	ABS Other primarily represents broker priced securities.

•	Corporate matrix priced represents private placement securities that are thinly traded and priced using a pricing matrix which includes significant non-observable inputs.

•	Corporate other primarily represents broker priced securities which are thinly traded and privately negotiated transactions.

•	CMBS primarily represents CMBS collateralized debt obligations (“CDOs”) securities classified as Level 3 due to the illiquidity of this sector.

•	Preferred Stock primarily represents illiquid perpetual preferred security transactions.
Valuation of Derivative Instruments, excluding embedded derivatives within liability contracts and reinsurance derivatives
Derivative instruments are reported on the condensed consolidated balance sheets at fair value and are reported in Other Investments and Other Liabilities. Derivative instruments are fair valued using pricing valuation models, which utilize market data inputs or independent broker quotations. As of June 30, 2008 and December 31, 2007, 97% and 89% of derivatives, respectively, based upon notional values, were priced by valuation models, which utilize independent market data. The remaining derivatives were priced by broker quotations. The derivatives are valued using mid-market level inputs that are predominantly observable in the market. Inputs used to value derivatives include, but are not limited to, interest swap rates, foreign currency forward and spot rates, credit spreads and correlations, interest and equity volatility and equity index levels. The Company performs a monthly analysis on derivative valuations which includes both quantitative and qualitative analysis. Examples of procedures performed include, but are not limited to, review of pricing statistics and trends, back testing recent trades, analyzing the impacts of changes in the market environment, and review of changes in market value for each derivative including those derivatives priced by brokers.
The following table presents the fair value and notional value of derivatives instruments by SFAS 157 hierarchy level as of June 30, 2008.

	Notional Value	Fair Value
Quoted prices in active markets for identical assets (Level 1)	$933	$—
Significant observable inputs (Level 2)	21,891	(240)
Significant unobservable inputs (Level 3)	26,252	533

Total	$49,076	$293
The following table presents the fair value and notional value of the derivative instruments within the SFAS 157 Level 3 securities classification as of June 30, 2008.

	Notional Value	Fair Value
Credit derivatives	$2,340	$(290)
Interest derivatives	3,412	34
Equity derivatives	20,498	789
Other	2	—

Total Level 3	$26,252	$533
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

	As of and For the		As of and For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Product/Key Indicator Information	2008	2007	2008	2007

Individual Variable Annuities
Account value, beginning of period	$107,920	$115,330	$119,071	$114,365
Net flows	(1,578)	(419)	(2,817)	(1,002)
Change in market value and other	(997)	6,618	(10,909)	8,166

Account value, end of period	$105,345	$121,529	$105,345	$121,529

Retirement Plans Group Annuities
Account value, beginning of period	$26,339	$24,732	$27,094	$23,575
Net flows	611	300	1,511	1,077
Change in market value and other	79	1,223	(1,576)	1,603

Account value, end of period	$27,029	$26,255	$27,029	$26,255

Individual Life
Variable universal life account value, end of period	6,625	7,206	$6,625	$7,206
Total life insurance in-force	183,378	167,732	183,378	167,732

S&P 500 Index
Period end closing value	1,280	1,503	1,280	1,503
Daily average value	1,371	1,497	1,361	1,461

•	Retail individual variable annuity account values have declined over the past year due to declines in the equity markets and due to negative net flows as a result of increased competition. Positive net flows in Retirement Plans were driven by strong sales.

•	Individual Life in-force growth has occurred across multiple product lines, including variable universal life, guaranteed universal life and other. Variable universal life account values have declined due to declining equity markets.
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

Net investment spread is calculated as a percentage of general account assets and expressed in basis points (“bps”):

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007

Retail- Individual Annuity	137.7	bps	181.6	bps	132.9	bps	180.6	bps
Retirement Plans	139.6	bps	170.8	bps	137.5	bps	168.8	bps
Institutional (GIC’s, Funding Agreements, Funding Agreement Backed Notes and Consumer Notes)	85.1	bps	91.9	bps	84.5	bps	95.7	bps
Individual Life	138.4	bps	140.1	bps	132.2	bps	130.7	bps

•	Retail individual annuity, Retirement Plans and Institutional net investment spreads decreased primarily due to lower yields on invested assets, in particular limited partnerships and alternative investments. Retail individual annuity and Retirement Plans declines are also impacted by decreases in interest rates.

•	Individual Life net investment spread decreased for the three months ended June 30, 2008 due to lower earned rates on invested assets primarily related to declines in partnership income partially offset by lower credited rates on liabilities in 2008; for the six months ended June 30, 2008 net investment spread increased due to lower credited rates on liabilities in 2008 partially offset by lower earned rates on invested assets primarily due to declines in partnership income.
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

	Three Months ended June 30,				Six months ended June 30,
	2008		2007		2008		2007

Retail

General insurance expense ratio (individual annuity)	20.9	bps	18.6	bps	18.4	bps	17.3	bps
DAC amortization ratio (individual annuity)[1]	46.0%		54.7%		46.8%		53.6%
Insurance expenses, net of deferrals	$152		$156		$294		$292

Individual Life

Death benefits	$77		$66		$160		$129
Insurance expenses, net of deferrals	$53		$48		$99		$94

[1]	Excludes the effects of realized gains and losses.

•	The Retail DAC amortization ratio (individual annuity) decreased for the three months ended June 30, 2008, primarily due to the effects of the 2007 unlock.

•	Retail — individual annuity’s general insurance expense ratio has increased as general insurance expenses remained flat while individual annuity assets declined due to declining equity markets.

•	Individual Life death benefits increased primarily due to a larger life insurance in-force and unfavorable mortality compared to the prior year period.

Profitability
Management evaluates the rates of return various businesses can provide as an input in determining where additional capital should be invested to increase net income and shareholder returns. The Company uses the return on assets for its annuity business to evaluate profitability. In Individual Life, after-tax margin is a key indicator of overall profitability.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2008		2007		2008		2007

Retail
Individual annuity return on assets (“ROA”)	47.9	bps	27.2	bps	5.2	bps	39.4	bps
Effect of net realized gains (losses), net of tax and DAC on ROA [1]	(10.9	)bps	(24.2	)bps	(47.9	)bps	(10.9	)bps

ROA excluding realized gains (losses)	58.8	bps	51.4	bps	53.1	bps	50.3	bps

Retirement Plans
Retirement Plans ROA	49.0	bps	41.7	bps	21.8	bps	37.4	bps
Effect of net realized gains (losses), net of tax and DAC on ROA [1]	(3.7	)bps	3.6	bps	(18.4	)bps	0.3	bps

ROA excluding realized gains (losses)	52.7	bps	38.1	bps	40.2	bps	37.1	bps

Institutional
Institutional ROA	(21.4	)bps	12.0	bps	(53.2	)bps	18.5	bps
Effect of net realized gains (losses), net of tax and DAC on ROA [1]	(38.6	)bps	(9.7	)bps	(68.7	)bps	(5.8	)bps

ROA excluding realized gains (losses)	17.2	bps	21.7	bps	15.5	bps	24.3	bps

Individual Life
After-tax margin	10.5%		14.4%		8.7%		16.2%
Effect of net realized gains (losses), net of tax and DAC on after-tax margin [1]	(3.6)%		(0.3)%		(4.8)%		0.7%

After-tax margin excluding realized gains (losses)	14.1%		14.7%		13.5%		15.5%

[1]	See “Realized Capital Gains and Losses by Segment” table within this section of the MD&A
•	The increase in Retail — individual annuity ROA, excluding realized gains (losses), was primarily due to benefits associated with provision to filed return adjustments and changes in estimates associated with DRD and FTC.

•	The increase in Retirement Plans ROA, excluding realized gains (losses), for the three and six months ended June 30, 2008, was primarily due to benefits associated with DRD provision to filed return adjustments and changes in estimates.

•	The decrease in Institutional’s ROA, excluding realized gains (losses), is primarily due to a decrease in partnership income.

•	The decrease in Individual Life’s after-tax margin, excluding realized gains (losses), was primarily due to unfavorable mortality and the implementation of a more efficient capital approach for our secondary guarantee universal life business.

Realized Capital Gains and Losses by Segment
Life includes net realized capital gains and losses in each reporting segment. Following is a summary of the types of realized gains and losses by segment:
Net realized gains (losses) for the three months ended June 30, 2008

			Japanese	Periodic					Total
			fixed	net coupon					gains/
			annuity	settlements		GMIB/			losses,
	Gains/		contract	on credit	GMWB	GMAB			net of
	losses on		hedges,	derivatives	derivatives,	Reinsur-	Other,		tax and
	sales, net	Impairments	net	/Japan	net	ance	net	Total	DAC

Retail	$(3)	$(32)	$—	$1	$(14)	$—	$(24)	$(72)	$(32)
Individual Life	(3)	(5)	—	—	—	—	(14)	(22)	(13)
Retirement Plans	(2)	(9)	—	1	—	—	(9)	(19)	(1)
Institutional	(21)	(43)	—	—	—	—	(22)	(86)	(56)
Other	20	(1)	(9)	(12)	—	200	5	203	121

Total	$(9)	$(90)	$(9)	$(10)	$(14)	$200	$(64)	$4	$19

Net realized gains (losses) for the three months ended June 30, 2007

			Japanese	Periodic					Total
			fixed	net coupon					gains/
			annuity	settlements		GMIB/			losses,
	Gains/		contract	on credit	GMWB	GMAB			net of
	losses on		hedges,	derivatives	derivatives,	Reinsur-	Other,		tax and
	sales, net	Impairments	net	/Japan	net	ance	net	Total	DAC

Retail	$(5)	$—	$—	$—	$(133)	$—	$(8)	$(146)	$(78)
Individual Life	—	(4)	—	—	—	—	1	(3)	(2)
Retirement Plans	(3)	(2)	—	—	—	—	9	4	1
Institutional	(4)	(13)	—	—	—	—	(2)	(19)	(12)
Other	9	1	(17)	(13)	—	20	(29)	(29)	(20)

Total	$(3)	$(18)	$(17)	$(13)	$(133)	$20	$(29)	$(193)	$(111)

Net realized gains (losses) for the six months ended June 30, 2008

			Japanese	Periodic						Total
			fixed	net coupon						gains/
			annuity	settlements		GMIB/				losses,
	Gains/		contract	on credit	GMWB	GMAB	SFAS 157			net of
	losses on		hedges,	derivatives	derivatives,	Reinsur-	Transition	Other,		tax and
	sales, net	Impairments	net	/Japan	net	ance	Impact	net	Total	DAC

Retail	$(9)	$(64)	$—	$—	$(125)	$—	$(616)	$(14)	$(828)	$(295)
Individual Life	(10)	(32)	—	—	—	—	—	(12)	(54)	(32)
Retirement Plans	(14)	(36)	—	—	—	—	—	(6)	(56)	(24)
Institutional	(36)	(149)	—	—	—	—	—	(121)	(306)	(199)
Other	1	(33)	(23)	(17)	—	(146)	(172)	(30)	(420)	(271)

Total	$(68)	$(314)	$(23)	$(17)	$(125)	$(146)	$(788)	$(183)	$(1,664)	$(821)

Net realized gains (losses) for the six months ended June 30, 2007

			Japanese	Periodic					Total
			fixed	net coupon					gains/
			annuity	settlements		GMIB/			losses,
	Gains/		contract	on credit	GMWB	GMAB			net of
	losses on		hedges,	derivatives	derivatives,	Reinsur-	Other,		tax and
	sales, net	Impairments	net	/Japan	net	ance	net	Total	DAC

Retail	$2	(6)	—	$—	$(111)	$—	$(15)	$(130)	$(70)
Individual Life	11	(5)	—	—	—	—	1	7	5
Retirement Plans	(4)	(2)	—	—	—	—	8	2	—
Institutional	5	(20)	—	—	—	—	(8)	(23)	(15)
Other	14	1	(12)	(26)	—	(30)	(28)	(81)	(53)

Total	$28	$(32)	$(12)	$(26)	$(111)	$(30)	$(42)	$(225)	$(133)

Three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007
For the three months ended June 30, 2008, net realized capital losses increased as a result of impairments, partially offset by lower net losses on GMWB derivatives due to 2007 model and assumption updates. For the six months ended June 30, 2008, net realized capital losses increased primarily due to the SFAS 157 transition impact in the first quarter of 2008 and higher net losses on both impairments and other net losses. A more expanded discussion of these components is as follows:

Gross Gains and Losses on Sale
•     Gross gains on sales for the three and six months ended June 30, 2008 were predominantly within fixed maturities and were primarily comprised of corporate securities. Gross losses on sales for the three and six months ended June 30, 2008 were primarily comprised of corporate securities, municipal securities, and CMBS as well as $14 of CLOs in the first quarter for which HIMCO is the collateral manager. Gross gains and losses on sale, excluding the loss on CLOs, primarily resulted from the decision to reallocate the portfolio to securities with more favorable risk/return profiles. For more information regarding losses on the sale of HIMCO managed CLO’s, refer to the Variable Interest Entities section below. During the three and six months ended June 30, 2008, securities sold at a loss were depressed, on average, approximately 1% and 2%, respectively, at the respective period’s impairment review date and are deemed to be temporarily impaired.

•     Gross losses on sales for three and six months ended June 30, 2007 were primarily comprised of corporate securities. During the three and six months ended June 30, 2007, securities sold at a loss were depressed, on average, approximately 1% at the respective period’s impairment review date and are deemed to be temporarily impaired.

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

GMWB	• Losses for the six months ended June 30, 2008 were primarily due to mortality assumptions updates.

•     Losses for the three and six months ended June 30, 2007 were primarily the result of liability model assumption updates and model refinements. Liability model assumption updates were made to reflect newly reliable market inputs for volatility.

GMIB/ GMAB
•     For the three months ended June 30, 2008, the net gains on the internal reinsurance of GMIB and GMAB riders were primarily a result of an increase in the Japanese equity index levels and interest rates. For the six months ended June 30, 2008, the net losses on the internal reinsurance of GMIB and GMAB riders were primarily a result of a decrease in Japanese equity index levels and interest rates.

Other
•     Other, net losses for the three and six months ended June 30, 2008 were primarily related to net losses on credit derivatives of $45 and $178. The net losses on credit derivatives were comprised of losses in the first quarter on credit derivatives that assume credit exposure as a result of significant credit spreads widening and losses in the second quarter on credit derivatives that reduce credit exposure as a result of credit spreads tightening significantly on certain referenced corporate entities. Included in the six months ended June 30, 2008 were losses incurred in the first quarter on HIMCO managed CLOs. For more information regarding these losses, refer to the Variable Interest Entities section below.

•     Other, net losses for the three and six months ended June 30, 2007 were primarily driven by the change in value of non-qualifying derivatives due to credit spreads widening as well as fluctuations in interest rates and foreign currency exchange rates.

CONSOLIDATED RESULTS OF OPERATIONS

Operating Summary	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Fee income and other	$838	$873	$1,661	$1,715
Earned premiums	253	211	456	360
Net investment income	711	769	1,423	1,502
Net realized capital gains (losses) [1]	4	(193)	(1,664)	(225)

Total revenues [1]	1,806	1,660	1,876	3,352
Benefits, losses and loss adjustment expenses	948	1,034	1,872	1,874
Insurance operating costs and other expenses	291	308	561	581
Amortization of deferred policy acquisition costs and present value of future profits	184	209	45	456

Total benefits, losses and expenses	1,423	1,551	2,478	2,911

Income (loss) before income taxes	383	109	(602)	441
Income tax expense (benefit)	59	(1)	(330)	69

Net income (loss) [2]	$324	$110	$(272)	$372

[1]	The transition impact related to the SFAS 157 adoption was a reduction in revenues of $788, for the six months ended June 30, 2008. For further discussion of the SFAS 157 transition impact, please refer to Note 3 in the Notes to the Condensed Consolidated Financial Statements.

[2]	The transition impact related to the SFAS 157 adoption was a reduction in net income of $311, for the six months ended June 30, 2008. For further discussion of the SFAS 157 transition impact, please refer to Note 3 in the Notes to the Condensed Consolidated Financial Statements.
Three months ended June 30, 2008 compared to the three months ended June 30, 2007
The increase in Life’s net income was due to the following:
•	Realized losses decreased as compared to the three months ended June 30, 2007 primarily due to net losses from GMWB model assumption updates recorded in the second quarter of 2007 and decreases in GMIB/GMAB reinsurance liabilities, partially offset by increased credit losses. For further discussion, please refer to the Realized Capital Gains and Losses by Segment table under Life’s Operating Section of the MD&A.

•	Decreased income on asset declines in Retail offset by increased income from asset growth in Retirement Plans.

•	Benefits related to the provision to filed return adjustments and revisions to estimates of the separate account dividends received deduction and foreign tax credit.

•	Lower DAC amortization as a result of lower amortization rates after the 2007 unlock.

•	During the second quarter of 2007, the Company recorded charges of $75, after-tax for regulatory matters.
Partially offsetting the increase in Life’s net income were the following:
•	Declines in net investment income due to a decrease in investment yield for fixed maturities and declines in partnership income and other alternative investments.
Six months ended June 30, 2008 compared to the six months ended June 30, 2007
The decrease in Life’s net income was due to the following:
•	Realized losses increased as compared to the comparable prior year period primarily due to net losses from the adoption of SFAS 157 as well as increased credit related losses and increased losses on GMIB/GMAB reinsurance. For further discussion, please refer to the Realized Capital Gains and Losses by Segment table under the Operating Section of the MD&A.
•	Declines in net investment income due to declines in partnership income and other alternative investments.

Partially offsetting the decrease in Life’s net income were the following:
•	Increased income on asset growth in Retirement Plans.
•	Benefits from provision to filed return adjustments and revisions to estimates of the separate account dividends received deduction and foreign tax credit.
•	Lower DAC amortization as a result of lower amortization rates after the 2007 unlock.
•	During the second quarter of 2007, the Company recorded charges of $75, after-tax for regulatory matters.
Income Taxes
The effective tax rate for the three months ended June 30, 2008 and 2007 was 15% and (1)%, respectively. The effective tax rate for the six months ended June 30, 2008 and 2007 was 55% and 16%, respectively. The negative effective tax rate for the three months ended June 30, 2007 is a result of a tax benefit on pre-tax income, whereas the six months ended June 30, 2008’s effective tax rate is a result of a tax benefit on a pre-tax loss. The principal cause of the difference between the effective tax rate and the U.S. Statutory rate of 35% for 2008 and 2007 was the separate account dividends received deduction (“DRD”).
The separate account DRD is estimated for the current year using information from the prior year-end, adjusted for current year equity market performance. The actual current year DRD can vary from estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distributions from these mutual funds, amounts of short-term capital gains at the mutual fund level and the Company’s taxable income before the DRD. The Company recorded benefits related to the separate account DRD of $67 and $44 in the three months ended June 30, 2008 and 2007, and $108 and $88 in the six months ended June 30, 2008 and 2007, respectively. The benefit recorded in the three months ended June 30, 2008 included prior period adjustments of $9 related to the 2007 tax return and $8 related to the three months ended March 31, 2008.
In Revenue Ruling 2007-61, issued on September 25, 2007, the Internal Revenue Service (“IRS”) announced its intention to issue regulations with respect to certain computational aspects of DRD on separate account assets held in connection with variable annuity contracts. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54, issued in August 2007, that had purported to change accepted industry and IRS interpretations of the statutes governing these computational questions. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other members of the public will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are unknown, but they could result in the elimination of some or all of the separate account DRD tax benefit that the Company receives. Management believes that it is highly likely that any such regulations would apply prospectively only.
The Company receives a foreign tax credit (“FTC”) against its U.S. tax liability for foreign taxes paid by the Company including payments from its separate account assets. The separate account FTC is estimated for the current year using information from the most recent filed return, adjusted for the change in the allocation of separate account investments to the international equity markets during the current year. The actual current year FTC can vary from the estimates due to actual FTCs passed through by the mutual funds. During the second quarter 2008 the Company booked a tax return of $4 related to the 2007 provision to filed return adjustments. The Company recorded benefits related to the separate account FTC of $8 and $3 in the three months ended June 30, 2008 and 2007, and $11 and $5 in the six months ended June 30, 2008 and 2007, respectively.
The Company is included in the consolidated U.S. federal income tax return of The Hartford Financial Services Group, Inc. and files income tax returns in various states. The examination of The Hartford’s tax returns for 2002 through 2003 is anticipated to be completed during 2008. The 2004 through 2006 examination began during the current quarter and is expected to close by the end of 2010. In addition, the Company is working with the IRS on a possible settlement of a DRD issue related to prior periods which, if settled, may result in the booking of tax benefits during late 2008 or early 2009. Such benefits are not expected to be material to the statement of operations.

RETAIL

Operating Summary	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Fee income and other	$507	$547	$1,011	$1,062
Earned premiums	(7)	(14)	(13)	(35)
Net investment income	198	203	392	403
Net realized capital losses	(72)	(146)	(828)	(130)

Total revenues [1]	626	590	562	1,300
Benefits, losses and loss adjustment expenses	193	203	390	399
Insurance operating costs and other expenses	152	156	294	292
Amortization of deferred policy acquisition costs and present value of future profits	148	159	(32)	346

Total benefits, losses and expenses	493	518	652	1,037

Income (loss) before income taxes	133	72	(90)	263
Income tax expense (benefit)	(7)	(15)	(122)	12

Net income [2]	$140	$87	$32	$251

Account Values	2008	2007

Individual variable annuity account values	$105,345	$121,529
Individual fixed annuity and other account values [3]	10,366	9,891

Total Account Values	$115,711	$131,420

[1]	The transition impact related to the SFAS 157 adoption was a reduction in revenues of $616 for the six months ended June 30, 2008. For further discussion of the SFAS 157 transition impact, please refer to Note 3 in the Notes to the Condensed Consolidated Financial Statements.

[2]	The transition impact related to the SFAS 157 adoption was a reduction in net income of $209 for the six months ended June 30, 2008. For further discussion of the SFAS 157 transition impact, please refer to Note 3 in the Notes to the Condensed Consolidated Financial Statements.

[3]	Includes policyholders’ balances for investment contracts and reserve for future policy benefits for insurance contracts.
Three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007
Net income decreased for the six months ended June 30, 2008, primarily due to increased realized capital losses from the adoption of SFAS 157, which resulted in a net realized capital loss of $616. For further discussion of the SFAS 157 transition impact, see Note 3 in the Notes to the Condensed Consolidated Financial Statements. Net income increased for the three months ended June 30, 2008 primarily due to realized losses associated with GMWB model assumption updates recorded in the second quarter of 2007 and DRD and FTC benefits of $16 recorded in the second quarter of 2008. For further discussion of realized capital losses, see Realized Capital Gains and Losses by Segment table under the Operating section of the MD&A. The following other factors contributed to the changes in net income:

Fee income and other
•     Fee income and other decreased for the three and six months ended June 30, 2008 primarily as a result of a decline in average variable annuity account values. The decrease in average variable annuity account values can be attributed to market depreciation of $11.7 billion and net outflows of $4.5 billion over the past four quarters. Net outflows were driven by surrender activity due to the aging of the variable annuity in-force block of business and increased sales competition, particularly competition related to guaranteed living benefits.

Net investment income
•     Net investment income has declined for the three and six months ended June 30, 2008 due to a decrease in variable annuity fixed option account values. The decrease in these account values can be attributed to a combination of transfers into separate accounts and surrender activity. In addition, net investment income was lower due to decreased partnership income and a decline in interest rates.

Amortization of deferred policy acquisition costs and present value of future profits (“DAC”)
•     Amortization of DAC decreased for the six months ended June 30, 2008, primarily due to the impact of the adoption of SFAS 157 at the beginning of the first quarter of 2008, which resulted in a net realized capital loss of $616, as well as impairment losses and other realized capital losses. For further discussion of the SFAS 157 transition impact, see Note 3 in the Notes to the Condensed Consolidated Financial Statements. For the three months ended June 30, 2008, DAC amortization declined due to lower actual gross profits and a lower DAC amortization rate after the 2007 unlock.

Income tax expense (benefit)
•     For the six months ended June 30, 2008, the income tax benefit as compared to the prior year period income tax expense was due primarily from the adoption of SFAS 157 at the beginning of the first quarter of 2008. For further discussion of the SFAS 157 transition impact, see Note 3 in the Notes to the Condensed Consolidated Financial Statements. For the three months ended June 30, 2008, income tax expense increased as the tax benefit on decreased realized losses declined. Partially, offsetting this increase in income tax expense were $16 of benefits associated with DRD and FTC provision to filed return adjustments and changes in estimates.

INDIVIDUAL LIFE

Operating Summary	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Fee income and other	$223	$203	$429	$404
Earned premiums	(18)	(13)	(34)	(26)
Net investment income	84	83	165	163
Net realized capital gains (losses)	(22)	(3)	(54)	7

Total revenues	267	270	506	548
Benefits, losses and loss adjustment expenses	137	125	279	248
Insurance operating costs and other expenses	53	48	99	94
Amortization of deferred policy acquisition costs and present value of future profits	39	40	67	75

Total benefits, losses and expenses	229	213	445	417

Income before income taxes	38	57	61	131
Income tax expense	10	18	17	42

Net income	$28	$39	$44	$89

Account Values	2008	2007

Variable universal life	$6,625	$7,206

Total Account Values	$11,393	$11,876

Three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007:
Net income decreased for the three and six months ended June 30, 2008, driven primarily by net realized capital losses and unfavorable mortality in 2008 and the implementation of a more efficient capital approach for our secondary guarantee universal life business, partially offset by life insurance in-force growth. For further discussion of net realized capital losses, see Realized Capital Gains and Losses by Segment table under the Operating section of the MD&A. The following other factors contributed to the changes in net income:

Fee income and other	• Fee income and other increased for the three and six months ended June 30, 2008 primarily due to growth in variable universal and universal life insurance in-force and fees on higher surrenders.

Earned premiums	• Earned premiums, which include premiums for ceded reinsurance, decreased primarily due to increased ceded reinsurance premiums due to life insurance in-force growth.

Net investment income
•     Net investment income increased slightly due to growth in general account values, partially offset by decreased investment yields and reduced net investment income associated with the capital approach for our secondary guarantee universal life business.

Benefits, losses and loss adjustment expenses
•     Benefits, losses and loss adjustment expenses increased due to life insurance in-force growth and unfavorable mortality for the three and six months ended June 30, 2008 compared to the corresponding 2007 period.

Amortization of deferred policy acquisition costs and present value of future profits (“DAC”)	• Amortization of DAC decreased due to lower gross profits primarily attributed to net realized capital losses and unfavorable mortality, partially offset by higher surrender fees.

RETIREMENT PLANS

Operating Summary	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Fee income and other	$58	$57	$114	$107
Earned premiums	1	1	2	3
Net investment income	91	90	180	178
Net realized capital gains (losses)	(19)	4	(56)	2

Total revenues	131	152	240	290
Benefits, losses and loss adjustment expenses	66	62	131	124
Insurance operating costs and other expenses	51	45	97	84
Amortization of deferred policy acquisition costs and present value of future profits	(8)	8	(1)	18

Total benefits, losses and expenses	109	115	227	226

Income before income taxes	22	37	13	64
Income tax expense (benefit)	(11)	10	(17)	17

Net income	$33	$27	$30	$47

Account Values	2008	2007

403(b)/457 account values	$12,197	$12,197
401(k) account values	14,832	14,058

Total Account Values	$27,029	$26,255

Three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007
Net income in Retirement Plans decreased for the six months ended June 30, 2007 due to higher net realized capital losses and increased operating expenses, partially offset by growth in fee income. Net income for the three months ended June 30, 2008 increased as DRD benefits associated with provision to filed return adjustments and changes in estimates of $15 were partially offset by increased realized losses in the period. For further discussion of net realized capital losses, see Realized Capital Gains and Losses by Segment table under the Operating section of the MD&A. The following other factors contributed to the changes in net income:

Fee income and other
•     Fee income and other increased for the three and six months ended June 30, 2008, primarily due to an increase in 401(k) average account values. This growth is primarily driven by positive net flows of $1.9 billion over the past four quarters resulting from strong sales and increased ongoing deposits.

Net investment income	• Net investment income remained consistent for the three and six months ended June 30, 2008, with growth in general account assets offset by a decrease in partnership investment income.

Insurance operating costs and other expenses
•     Insurance operating costs and other expenses increased for the three and six months ended June 30, 2008, attributable to greater assets under management aging beyond their first year resulting in higher trail commissions; and higher service and technology costs

Amortization of deferred policy acquisition costs and present value of future profits
•     Amortization of deferred policy acquisition costs and present value of future profits declined for the three and six months ended June 30, 2008 due to decreases in actual gross profits as a result of increased realized losses.

Income tax expense (benefit)
•     The income tax benefit as compared to the prior year periods income tax expense was due to lower income before income taxes primarily due to increased realized capital losses, and due to benefits associated with provision to filed return adjustments and changes in estimates of $15 associated with DRD recorded in the second quarter of 2008. For further discussion of net realized capital losses, see Realized Capital Gains and Losses by Segment table under the Operating section of the MD&A.

INSTITUTIONAL

Operating Summary	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Fee income and other	$37	$50	$76	$110
Earned premiums	242	191	430	362
Net investment income	275	304	565	591
Net realized capital losses	(86)	(19)	(306)	(23)

Total revenues	468	526	765	1,040
Benefits, losses and loss adjustment expenses	485	473	939	889
Insurance operating costs and other expenses	30	29	58	67
Amortization of deferred policy acquisition costs and present value of future profits	5	2	11	17

Total benefits, losses and expenses	520	504	1,008	973

Income (loss) before income taxes	(52)	22	(243)	67
Income tax expense (benefit)	(21)	7	(89)	21

Net income (loss)	$(31)	$15	$(154)	$46

Account Values	2008	2007

Institutional Investment Product account values	$25,272	$23,850
Private Placement Life Insurance account values	32,944	29,053

Total Account Values	$58,216	$52,903

Three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007
Net income in Institutional decreased for the three and six months ended June 30, 2008 primarily due to increased realized capital losses. For further discussion, see Realized Capital Gains and Losses by Segment table under Life’s Operating Section of the MD&A. Additionally, net investment income declined, primarily due to lower returns from variable rate securities as well as lower partnership income. Further discussion of income is presented below:

Fee income and other
•     Fee income and other decreased for the three and six months ended June 30, 2008, primarily due to large Private Placement Life Insurance (“PPLI”) cases sold during the three and six months ended June 30, 2007. PPLI collects front-end loads, recorded in fee income, to subsidize premium tax payments. Premium taxes are recorded as an expense in insurance operating costs and other expenses. For the six months ended June 30, 2008 and 2007, PPLI had deposits of $156 and $2.2 billion, respectively, which resulted in fee income due to front-end loads of $1 and $45, respectively, partially offset by a corresponding decrease in premium taxes reported in insurance operating costs and other expenses.

Earned premiums
•      For the three and six months ended June 30, 2008, earned premiums increased as a result of strong single premium annuity life contingent sales. The increase in earned premiums was partially offset by a corresponding increase in benefits, losses and loss adjustment expenses.

Net investment income
•      Net investment income decreased for the three and six months ended June 30, 2008, due to lower income on variable rate securities indexed to LIBOR as well as decreases in returns on partnership investments compared with prior periods, partially offset by income earned on higher assets under management. The decline in yield on floating rate LIBOR based investments was offset by a corresponding decrease in interest credited on liabilities in benefits, losses, and loss adjustment expense. Institutional Investment Products assets under management increased due to positive net flows of $556 during the past four quarters.

Income tax expense (benefit)
•     The income tax benefit as compared to the prior year period income tax expense was due to a loss before income taxes primarily due to increased realized capital losses. For further discussion of net realized capital losses, see Realized Capital Gains and Losses by Segment table under the Operating section of the MD&A.

OTHER

Operating Summary	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Fee income and other	$13	$16	$31	32
Earned premiums	35	46	71	56
Net investment income	63	89	121	167
Net realized capital gains (losses)	203	(29)	(420)	(81)

Total revenues[1]	314	122	(197)	174

Benefits, losses and loss adjustment expenses	67	171	133	214
Insurance operating costs and other expenses	5	30	13	44

Total benefits, losses and expenses	72	201	146	258

Income(loss) before income taxes	242	(79)	(343)	(84)
Income tax expense (benefit)	88	(21)	(119)	(23)

Net income(loss)[2]	$154	$(58)	$(224)	$(61)

[1]	The transition impact related to the SFAS 157 adoption was a reduction in revenues of $172 for Other for the six months ended June 30,2008. For further discussion of the SFAS 157 transition impact, please refer to Note 3 in the Notes to the Condensed Consolidated Financial Statements.

[2]	The transition impact related to the SFAS 157 adoption was a reduction in net income of $102 for Other for the six months ended June 30, 2008. For further discussion of the SFAS 157 transition impact, please refer to Note 3 in the Notes to the Condensed Consolidated Financial Statements.
Three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007

Net investment income	•	Net investment income declined due to declines in partnership income.

Realized capital gains (losses)	•	See Realized Capital Gains and Losses by Segment table under Life’s Operating section of the MD&A.

Benefits, losses and loss adjustment expenses	•	The decrease in benefits, losses and loss adjustment expenses for the three and six months ended June 30, 2008 was primarily due to a charge recorded in 2007 of $55, after-tax, for regulatory matters.

Insurance operating costs and other expenses	•	Insurance operating costs and other expenses decreased for the three and six months ended June 30, 2008 as compared to the prior year periods, primarily due to a charge of $20 for penalties related to regulatory matters recorded in the second quarter of 2007.

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
Return on general account invested assets is an important element of the Company’s financial results. Significant fluctuations in the fixed income or equity markets could weaken the Company’s financial condition or its results of operations. Additionally, changes in market interest rates may impact the period of time over which certain investments, such as MBS, are repaid and whether certain investments are called by the issuers. Such changes may, in turn, impact the yield on these investments and also may result in re-investment of funds received from calls and prepayments at rates below the average portfolio yield. For the three and six months ended June 30, net investment income and net realized capital gains and losses contributed to and reduced the Company’s revenues by $715 and ($241), respectively, for 2008, and contributed $576 and $1,277, respectively, for 2007. The decrease in the contribution to consolidated revenues for 2008, as compared to the prior year period, is primarily due to an increase in realized capital losses.
Fluctuations in interest rates affect the Company’s return on, and the fair value of, fixed maturity investments, which comprised approximately 79% and 83% of the fair value of its invested assets as of June 30, 2008 and December 31, 2007, respectively. Other events beyond the Company’s control, including changes in credit spreads, a downgrade of an issuer’s credit rating or default of payment by an issuer could also adversely impact the fair value of these investments.
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
The primary investment objective of the Company’s general account is to maximize economic value consistent with acceptable risk parameters, including the management of credit risk and interest rate sensitivity of invested assets, while generating sufficient after-tax income to support policyholder and corporate obligations.
The following table identifies the invested assets by type held in the general account as of June 30, 2008 and December 31, 2007.
Composition of Invested Assets

	June 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent

Fixed maturities, available-for-sale, at fair value	$43,379	78.9%	$45,611	82.9%
Equity securities, available-for-sale, at fair value	654	1.2%	722	1.3%
Policy loans, at outstanding balance	2,097	3.8%	2,016	3.7%
Mortgage loans, at amortized cost [1]	4,456	8.1%	4,166	7.5%
Limited partnerships and other alternative investments [2]	1,340	2.4%	1,246	2.3%
Short-term investments	2,263	4.1%	752	1.4%
Other investments [3]	847	1.5%	480	0.9%

Total investments	$55,036	100.0%	$54,993	100.0%

[1]	Consist of commercial and agricultural loans.

[2]	Includes a real estate joint venture.

[3]	Primarily relates to derivative instruments.

Total investments increased $43 since December 31, 2007 primarily as a result of an increase in Other investments and positive operating cash flows, partially offset by increased unrealized losses primarily due to a widening of credit spreads associated with fixed maturities. Short-term investments as a percentage of total investments increased in preparation for funding liability outflows and in anticipation of investing in more favorable risk/return opportunities. The increase in Other investments is primarily related to derivative instruments increasing in value primarily due to a decline in interest rates, an increase in equity volatility, and a decrease in equity index levels.
Limited partnerships and other alternative investments composition has not significantly changed since December 31, 2007. The following table summarizes the Company’s limited partnerships and other alternative investments as of June 30, 2008 and December 31, 2007.
Composition of Limited Partnerships and Other Alternative Investments

	June 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent

Hedge funds [1]	$514	38.4%	$514	41.3%
Mortgage and real estate [2]	304	22.7%	272	21.8%
Mezzanine debt [3]	70	5.2%	61	4.9%
Private equity and other [4]	452	33.7%	399	32.0%

Total	$1,340	100.0%	$1,246	100.0%

[1]	Hedge funds include investments in funds of funds as well as direct funds. The hedge funds of funds invest in approximately 25 to 50 different hedge funds within a variety of investment styles. Examples of hedge fund strategies include long/short equity or credit, event driven strategies and structured credit.

[2]	Mortgage and real estate funds consist of investments in funds whose assets consist of mortgage loans, participations in mortgage loans, mezzanine loans or other notes which may be below investment grade credit quality as well as equity real estate. Also included is the investment in real estate joint ventures.

[3]	Mezzanine debt funds consist of investments in funds whose assets consist of subordinated debt that often times incorporates equity-based options such as warrants and a limited amount of direct equity investments.

[4]	Private equity and other funds primarily consist of investments in funds whose assets typically consist of a diversified pool of investments in small non-public businesses with high growth potential.
Investment Results
The following table summarizes the Company’s net investment income.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2008		2007		2008		2007
	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]

Fixed maturities [2]	$618	5.2%	$660	5.9%	$1,276	5.4%	$1,313	5.9%
Equity securities, available-for-sale	11	5.6%	10	5.1%	22	5.8%	17	5.6%
Mortgage loans	61	5.6%	59	6.8%	122	5.7%	103	6.5%
Policy loans	38	7.3%	34	6.7%	70	6.8%	70	6.9%
Limited partnerships and other alternative investments	10	3.4%	45	21.2%	1	0.2%	76	18.9%
Other [3]	(14)	—	(25)	—	(45)	—	(50)	—
Investment expense	(13)	—	(14)	—	(23)	—	(27)	—

Total net investment income (loss)	$711	5.2%	$769	6.1%	$1,423	5.3%	$1,502	6.0%

[1]	Yields calculated using investment income before investment expenses divided by the monthly weighted average invested assets at cost, amortized cost, or adjusted carrying value, as applicable excluding collateral received associated with the securities lending program and consolidated variable interest entity minority interests. Included in the fixed maturity yield is Other income (loss) as it primarily relates to fixed maturities (see footnote [3] below). Included in the total net investment income yield is investment expense.

[2]	Includes net investment income on short-term bonds.

[3]	Primarily represents fees associated with securities lending activities of $14 and $33, respectively, for the three and six months ended June 30, 2008, and $19 and $33, respectively, for the three and six months ended June 30, 2007. The income from securities lending activities is included within fixed maturities. Also included are derivatives that qualify for hedge accounting under SFAS 133. These derivatives hedge fixed maturities.

Three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007
Net investment income decreased $58, or 8%, and $79, or 5%, for the three and six months ended June 30, 2008, respectively, compared to the prior year period. The decrease in net investment income for both periods was primarily due to a decrease in investment yield for fixed maturities and limited partnership and other alternative investments. The decrease in the fixed maturity yield primarily resulted from lower income on variable rate securities due to decreases in short-term interest rates year over year. The decrease in limited partnerships and other alternative investments yields was largely due to lower returns on hedge funds and real estate partnerships as a result of the lack of liquidity in the financial markets and a wider credit spread environment. Based upon the current interest rate environment, the Company expects a lower fixed maturity yield in 2008, which coupled with a lower expected yield from limited partnership and other alternative investments, is expected to result in a lower average portfolio yield for 2008 as compared to 2007 levels.
The following table summarizes the Company’s net realized capital gains and losses results.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Gross gains on sale	$33	$40	$68	$105
Gross losses on sale	(42)	(43)	(136)	(77)
Impairments
Credit related [1]	(63)	—	(267)	(12)
Other [2]	(27)	(18)	(47)	(20)
Total impairments	(90)	(18)	(314)	(32)
Japanese fixed annuity contract hedges, net [3]	(9)	(17)	(23)	(12)
Periodic net coupon settlements on credit derivatives/Japan	(10)	(13)	(17)	(26)
SFAS 157 transition impact [4]	—	—	(788)	—
GMWB derivatives, net	(14)	(133)	(125)	(111)
GMIB/GMAB reinsurance	200	20	(146)	(30)
Other, net [5]	(64)	(29)	(183)	(42)

Net realized capital gains (losses), before-tax	$4	$(193)	$(1,664)	$(225)

[1]	Relates to impairments for which the Company has current concerns regarding the issuers’ ability to pay future interest and principal amounts based upon the securities contractual terms or the depression in security value is primarily related to significant issuer specific or sector credit spread widening.

[2]	Primarily relates to impairments of securities that had declined in value primarily due to changes in interest rate or general or modest spread widening and for which the Company was uncertain of its intent to retain the investment for a period of time sufficient to allow recovery to cost or amortized cost.

[3]	Relates to the Japanese fixed annuity product (product and related derivative hedging instruments excluding periodic net coupon settlements).

[4]	Includes losses from SFAS transition impact of $616 related to GMWB embedded derivatives and $148 and $24 related to free standing derivatives associated with the reinsurance of GMIB and GMAB liabilities, respectively.

[5]	Primarily consists of changes in fair value on non-qualifying derivatives and other investment gains.
The circumstances giving rise to the net realized capital gains and losses in these components are as follows:

Gross Gains and Losses on Sale
•       Gross gains on sales for the three and six months ended June 30, 2008 were predominantly within fixed maturities and were primarily comprised of corporate securities. Gross losses on sales for the three and six months ended June 30, 2008 were primarily comprised of corporate securities, municipal securities, and CMBS as well as $14 of CLOs in the first quarter for which HIMCO is the collateral manager. Gross gains and losses on sale, excluding the loss on CLOs, primarily resulted from the decision to reallocate the portfolio to securities with more favorable risk/return profiles. For more information regarding losses on the sale of HIMCO managed CLO’s, refer to the Variable Interest Entities section below. During the three and six months ended June 30, 2008, securities sold at a loss were depressed, on average, approximately 1% and 2%, respectively, at the respective period’s impairment review date and are deemed to be temporarily impaired.

•      Gross losses on sales for three and six months ended June 30, 2007 were primarily comprised of corporate securities. During the three and six months ended June 30, 2007, securities sold at a loss were depressed, on average, approximately 1% at the respective period’s impairment review date and are deemed to be temporarily impaired.

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

GMWB
•     Losses for the three months ended June 30, 2008 on GMWB embedded derivatives were primarily due to market volatility and for the six months ended June 30, 2008 were primarily due to mortality assumptions updates.

•     Losses for the three and six months ended June 30, 2007 were primarily the result of liability model assumption updates and model refinements. Liability model assumption updates were made to reflect newly reliable market inputs for volatility.

GMIB/ GMAB
•     For the three months ended June 30, 2008, the net gains on the internal reinsurance of GMIB and GMAB riders were primarily a result of an increase in the Japanese equity index levels and interest rates. For the six months ended June 30, 2008, the net losses on the internal reinsurance of GMIB and GMAB riders were primarily a result of a decrease in Japanese equity index levels and interest rates.

Other
•     Other, net losses for the three and six months ended June 30, 2008 were primarily related to net losses on credit derivatives of $45 and $178. The net losses on credit derivatives were comprised of losses in the first quarter on credit derivatives that assume credit exposure as a result of significant credit spreads widening and losses in the second quarter on credit derivatives that reduce credit exposure as a result of credit spreads tightening significantly on certain referenced corporate entities. Included in the six months ended June 30, 2008 were losses incurred in the first quarter on HIMCO managed CLOs. For more information regarding these losses, refer to the Variable Interest Entities section below.

•     Other, net losses for the three and six months ended June 30, 2007 were primarily driven by the change in value of non-qualifying derivatives due to credit spreads widening as well as fluctuations in interest rates and foreign currency exchange rates.

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
As of June 30, 2008 and December 31, 2007, the Company had relationships with five and six, respectively, VIEs where the Company was the primary beneficiary. The following table sets forth the carrying value of assets and liabilities, and the Company’s maximum exposure to loss on these consolidated VIEs.

	June 30, 2008			December 31, 2007
			Maximum			Maximum
	Total	Total	Exposure	Total	Total	Exposure
	Assets	Liabilities [1]	to Loss	Assets	Liabilities [1]	to Loss

Collateralized loan obligations (“CLOs”) [2]	$346	$163	$175	$128	$73	$74
Limited partnerships	306	125	181	309	121	188
Other investments [3]	325	169	175	296	126	178

Total	$977	$457	$531	$733	$320	$440

[1]	Creditors have no recourse against the Company in the event of default by the VIE.

[2]	The Company provides collateral management services and earns a fee associated with these structures.

[3]	Other investments include one unlevered investment bank loan fund for which the Company provides collateral management services and earns an associated fee as well as two investment structures that are backed by preferred securities.
As of June 30, 2008 and December 31, 2007, the Company also held variable interests in two and four VIEs, respectively, where the Company is not the primary beneficiary. These investments have been held by the Company for less than two years. The Company’s maximum exposure to loss from these non-consolidated VIEs as of June 30, 2008 and December 31, 2007 was $315 and $100, respectively.
As of December 31, 2007, HIMCO was the collateral manager of four VIEs with provisions that allowed for termination if the fair value of the aggregate referenced bank loan portfolio declined below a stated level. These VIEs were market value CLOs that invested in senior secured bank loans through total return swaps. Two of these market value CLOs were consolidated, and two were not consolidated. During the first quarter of 2008, the fair value of the aggregate referenced bank loan portfolio declined below the stated level in all four market value CLOs and the total return swap counterparties terminated the transactions. Three of these CLOs were restructured from market value CLOs to cash flow CLOs without market value triggers and the remaining CLO is expected to terminate by the end of 2008. The Company realized a capital loss of $50, before-tax, $47 of which was realized in the first quarter, from the termination of these CLOs. In connection with the restructuring, the Company purchased interests in two of the resulting VIEs, one of which the Company is the primary beneficiary for one of the resulting VIEs. These purchases resulted in an increase in the Company’s maximum exposure to loss for both consolidated and non-consolidated VIEs.
Other-Than-Temporary Impairments
The following table identifies the Company’s other-than-temporary impairments by type.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2008		2007		2008		2007

ABS	$		$		$		$
Sub-prime residential mortgages		18		—		78		—
Other		—		—		—		12
CMBS		31		—		121		—
Corporate		35		18		90		19
Equity and other		6		—		25		1

Total other-than-temporary impairments		$90		$18		$314		$32

Credit related		63		—		267		12
Other		27		18		47		20
Total other-than-temporary impairments		90		$18		$314		$32

Credit Related Impairments
Credit impairments were primarily concentrated in ABS, CMBS and financial services securities included in Corporate and Equity and Other in the table above for the three and six months ended June 30, 2008. For the six months ended June 30, 2008, the majority of ABS impairments were on RMBS backed by second lien residential mortgages and the majority of CMBS impairments were on CMBS CDOs that contained below investment grade 2006 and 2007 collateral. For the three months ended June 30, 2008, ABS and CMBS impairments were primarily on securities that were previously impaired and experienced further price deterioration.
For the three and six months ended June 30, 2008, Corporate and Equity and Other credit impairments were primarily taken on subordinated fixed maturities and preferred equities within the financial services sector.
These impairments were included in credit related either because of credit concerns or because the impaired these security experienced extensive credit spreads widening and the Company was uncertain of its intent to retain the investments for a period of time sufficient to allow for recovery. The Company expects to recover principal and interest greater than what the market price indicates for the majority of our credit impairments.
For the six months ended June 30, 2007, the Credit related other-than-temporary impairments primarily related to one ABS backed by aircraft lease receivables. The ABS impairment was attributable to higher than expected aircraft maintenance costs and a ratings downgrade.
Other Impairments
Other impairments were primarily concentrated in the Corporate and Equity and Other for the three and six months ended June 30, 2008; these impairments were taken on securities which the Company is uncertain of its intent to retain the investments for a period of time sufficient to allow for recovery. Prior to the other-than-temporary impairments, these securities had an average market value as a percentage of amortized cost of 89%.

For the three and six months ended June 30, 2007, the other-than-temporary impairments reported in Other were primarily corporate fixed maturities that had declines in value for which the Company was uncertain of its intent to retain the investments for a period of time sufficient to allow for recovery to amortized cost.
Future other-than-temporary impairments and recovery of previously recorded credit impairments will depend primarily on economic fundamentals, political stability, issuer and/or collateral performance and future movements in interest rates and credit spreads. If the economic fundamentals continue to deteriorate, other-than-temporary impairments for 2008 could significantly exceed the 2007 impairments of $339. For further discussion on sub-prime residential mortgage-backed securities, CMBS, and corporate securities in the financial services sector, see the Investment Credit Risk section below.
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
The Company is not exposed to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholder’s equity other than U.S. government and U.S. government agencies backed by the full faith and credit of the U.S. government. For further discussion of concentration of credit risk, see the “Concentration of Credit Risk” section in Note 4 of Notes to Consolidated Financial Statements in the Company’s Form 10-K Annual Report.
Derivative Instruments
In the normal course of business, the Company uses various derivative counterparties in executing its derivative transactions. The use of counterparties creates credit risk that the counterparty may not perform in accordance with the terms of the derivative transaction. The Company has developed a derivative counterparty exposure policy which limits the Company’s exposure to credit risk.
The derivative counterparty exposure policy establishes market-based credit limits, favors long-term financial stability and creditworthiness of the counterparty and typically requires credit enhancement/credit risk reducing agreements.
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
For each counterparty, the Company has developed credit exposure thresholds which are based upon counterparty ratings. Credit exposures are measured using the market value of the derivative, resulting in amounts owed to the Company by its counterparties or potential payment obligations from the Company to its counterparties. Credit exposures are generally quantified daily and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of derivatives exceeds the exposure policy thresholds. The Company has exposure to credit risk for amounts below the exposure thresholds which are uncollateralized.
The maximum uncollateralized threshold for a derivative counterparty for a single legal entity is $10. The Company currently transacts derivatives in two legal entities and therefore the maximum combined exposure for a single counterparty over all legal entities that use derivatives is $20. To date, the Company has not incurred any losses on derivative instruments due to counterparty nonperformance.
In addition to counterparty credit risk, the Company enters into credit derivative instruments to manage credit exposure. Credit derivatives used by the Company include credit default swaps, credit index swaps, and total return swaps.
Credit default swaps involve a transfer of credit risk of one or many referenced entities from one party to another in exchange for periodic payments. The party that purchases credit protection will make periodic payments based on an agreed upon rate and notional amount, and for certain transactions there will also be an upfront premium payment. The second party, who assumes credit exposure, will typically only make a payment if there is a credit event and such payment will be equal to the notional value of the swap contract less the value of the referenced security issuer’s debt obligation. A credit event is generally defined as default on contractually obligated interest or principal payments or bankruptcy of the referenced entity.
Credit index swaps and total return swaps involve the periodic exchange of payments with other parties, at specified intervals, calculated using the agreed upon index and notional principal amounts. Generally, no cash or principal payments are exchanged at the inception of the contract.
The Company uses credit derivatives to assume credit risk from and reduce credit risk to a single entity, referenced index, or asset pool. The credit default swaps in which the Company assumes credit risk reference investment grade single corporate issuers, baskets of up to five corporate issuers and diversified portfolios of corporate issuers. The diversified portfolios of corporate issuers are established within sector concentration limits and are typically divided into tranches which possess different credit ratings ranging from AAA through the CCC rated first loss position. In addition to the credit default swaps that assume credit exposure, the Company also purchases credit protection through credit default swaps to economically hedge and manage credit risk of certain fixed maturity investments across multiple sectors of the investment portfolio.
The credit default swaps are carried on the balance sheet at fair value. The Company received upfront premium payouts on certain credit default swaps of $102, which reduces the overall credit exposure. The following table summarizes the credit default swaps used by the Company to manage credit risk within the portfolio, excluding credit default swaps with offsetting positions.
Credit Default Swaps

	June 30, 2008			December 31, 2007
		Initial			Initial
	Notional	Premium	Fair	Notional	Premium	Fair
	Amount	Received	Value	Amount	Received	Value

Assuming credit risk	$1,185	$(101)	$(315)	$1,718	$(101)	$(234)
Reducing credit risk	3,170	(1)	110	3,494	(1)	56

Total credit default swaps	$4,355	$(102)	$(205)	$5,212	$(102)	$(178)

During the second quarter of 2008, the Company continued to reduce overall credit risk exposure to general credit spread movements by both reducing and rebalancing the total notional amount of the credit default swap portfolio. The Company’s credit default swap portfolio has experienced and may continue to experience market value fluctuations based upon certain market conditions, including credit spread movement of specific referenced entities. For the three and six months ended June 30, 2008, the Company realized losses of $40 and $81, respectively, on credit default swaps.
Prior to the first quarter of 2008, the Company also assumed credit exposure through credit index swaps referencing AAA rated CMBS indices. During the first and second quarter of 2008, the Company realized a loss of $56 and $1, before-tax, respectively, as a result of these swaps maturing as well as the Company eliminating exposure to the remaining swaps by entering into offsetting positions. As of June 30, 2008, the Company does not have exposure to CMBS through credit derivatives.
Fixed Maturities
The following table identifies fixed maturities by quality as of June 30, 2008 and December 31, 2007. The ratings referenced below are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company’s internal analysis of such securities.
Fixed Maturities by Credit Quality

	June 30, 2008			December 31, 2007
			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value

AAA	$12,007	$11,061	25.4%	$14,217	$13,879	30.5%
AA	6,339	5,616	12.9%	6,015	5,700	12.5%
A	12,029	11,474	26.5%	10,887	10,999	24.1%
BBB	10,182	9,795	22.6%	9,980	9,937	21.8%
United States Government/Government agencies	3,226	3,233	7.5%	3,262	3,295	7.2%
BB & below	2,361	2,200	5.1%	1,847	1,801	3.9%

Total fixed maturities	$46,144	$43,379	100.0%	$46,208	$45,611	100.0%

The Company’s investment ratings as a percentage of total fixed maturities experienced a shift from AAA rated to AA and A rated since December 31, 2007 primarily due to rating agency downgrades of monocline insurers.

The following table identifies fixed maturity and equity securities classified as available-for-sale as of June 30, 2008 and December 31, 2007.
Available-for-Sale Securities by Type

	June 30, 2008					December 31, 2007
					Percent					Percent
	Cost or	Gross	Gross		of Total	Cost or	Gross	Gross		of Total
	Amortized	Unrealized	Unrealized	Fair	Fair	Amortized	Unrealized	Unrealized	Fair	Fair
	Cost	Gains	Losses	Value	Value	Cost	Gains	Losses	Value	Value

ABS
Auto	$462	$1	$(27)	$436	1.0%	$536	$1	$(12)	$525	1.2%
Collateralized loan obligations (“CLOs”) [1]	2,023	1	(172)	1,852	4.3%	1,841	—	(79)	1,762	3.9%
Credit cards	913	1	(37)	877	2.0%	826	2	(18)	810	1.8%
Residential mortgage backed (“RMBS”) [2]	2,381	11	(548)	1,844	4.3%	2,558	6	(294)	2,270	5.0%
Student loan	716	—	(118)	598	1.4%	719	—	(37)	682	1.5%
Other [3]	1,115	9	(214)	910	2.0%	1,122	15	(79)	1,058	2.2%
CMBS
Bonds	7,769	13	(650)	7,132	16.5%	8,600	81	(239)	8,442	18.5%
Commercial real estate (“CRE”) CDOs	1,738	10	(575)	1,173	2.7%	1,872	—	(319)	1,553	3.4%
Interest only (“IOs”)	951	82	(22)	1,011	2.3%	1,043	78	(14)	1,107	2.4%
CMOs
Agency backed	555	15	(1)	569	1.3%	793	18	(3)	808	1.8%
Non-agency backed [4]	367	—	(31)	336	0.8%	411	4	(2)	413	0.9%
Corporate [5]
Basic industry	1,675	32	(38)	1,669	3.8%	1,552	45	(19)	1,578	3.5%
Capital goods	1,508	53	(42)	1,519	3.5%	1,460	72	(14)	1,518	3.3%
Consumer cyclical	1,877	61	(67)	1,871	4.3%	1,886	72	(34)	1,924	4.2%
Consumer non-cyclical	2,337	57	(42)	2,352	5.4%	2,023	72	(19)	2,076	4.6%
Energy	1,306	39	(21)	1,324	3.1%	1,117	53	(8)	1,162	2.5%
Financial services	7,668	179	(639)	7,208	16.6%	7,467	188	(349)	7,306	16.0%
Technology and communications	2,702	106	(74)	2,734	6.3%	2,455	141	(22)	2,574	5.6%
Transportation	401	9	(19)	391	0.9%	312	10	(7)	315	0.7%
Utilities	3,119	116	(122)	3,113	7.2%	2,797	138	(70)	2,865	6.3%
Other	757	3	(62)	698	1.6%	859	16	(29)	846	1.9%
Government/Government agencies
Foreign	437	29	(8)	458	1.1%	465	35	(2)	498	1.1%
United States	954	12	(9)	957	2.2%	516	14	(1)	529	1.2%
MBS	1,526	7	(15)	1,518	3.5%	1,750	15	(15)	1,750	3.8%
Municipal	887	5	(63)	829	1.9%	1,226	32	(20)	1,238	2.7%
Redeemable preferred stock	—	—	—	—	—	2	2	(2)	2	—

Fixed maturities	$46,144	$851	$(3,616)	$43,379	100.0%	$46,208	$1,110	$(1,707)	$45,611	100.0%
Equity securities, available-for-sale [6]	781	7	(134)	654		763	10	(51)	722

Total securities, available-for-sale	$46,925	$858	$(3,750)	$44,033		$46,971	$1,120	$(1,758)	$46,333

[1]	As of June 30, 2008, 99% of these senior secured bank loan CLOs were AAA rated with an average subordination of 29%.

[2]	Includes securities with an amortized cost and fair value of $24 and $22, respectively, as of June 30, 2008 and $30 and $28, respectively, as of December 31, 2007, which were backed by pools of loans issued to prime borrowers. Includes securities with an amortized cost and fair value of $88 and $70, respectively, as of June 30, 2008, and $91 and $82, respectively, as of December 31, 2007, which were backed by pools of loans issued to Alt-A borrowers.

[3]	Includes CDO securities with an amortized cost and fair value of $16 and $10, respectively, as of June 30, 2008 and $16 and $15, respectively, as of December 31, 2007 that contain a below-prime residential mortgage loan component. Typically these CDOs are also backed by assets other than below-prime loans.

[4]	Includes securities with an amortized cost and fair value of $198 and $174, respectively, as of June 30, 2008 and $212 as of December 31, 2007 which were backed by pools of loans issued to Alt-A borrowers.

[5]	As of June 30, 2008 and December 31, 2007, 92% and 93%, respectively, of corporate securities were rated investment grade.

[6]	As of June 30, 2008 and December 31, 2007, approximately 65% and 67%, respectively, relates to the financial services sector.

The Company’s investment sector allocations as a percentage of total fixed maturities have not significantly changed since December 31, 2007 except for CMBS bonds which decreased primarily due to sales and credit spreads widening. The available-for-sale net unrealized loss position increased $2.3 billion since December 31, 2007 and $557 since March 31, 2008. The increase since December 31, 2007 primarily resulted from credit spreads widening. Credit spreads widened primarily due to the continued deterioration of the sub-prime mortgage market and liquidity disruptions, impacting the overall credit market. The increase in the second quarter primarily resulted from rising interest rates, partially offset by credit spreads tightening. The sectors with the most significant concentration of unrealized losses were CMBS, financial services sector, and RMBS. The Company’s current view of risk factors relative to these available-for-sale security types is as follows:
CMBS — During 2008, CMBS experienced price declines due to ongoing market disruptions. These disruptions are both broad based in the form of re-pricing of risk and liquidity disruptions across lending markets and CMBS specific concerns over weaker underwriting practices such as higher leverage, lower debt service coverage, and more aggressive income growth projections. The Company performed quantitative and qualitative analysis on the CMBS portfolio that included cash flow modeling. The assumptions used in the cash flow modeling included, on a region by region basis, increases in unemployment, capitalization rates and defaults, and continued declines in property values. As of June 30, 2008, based on this analysis, the Company concluded these securities were temporarily impaired. For further discussion on CMBS, see the “Commercial Mortgage Loans” commentary and tables below.
Financial services — The increase in unrealized losses was primarily due to credit spreads widening driven by concerns over ongoing weakness in the housing markets, financial institution exposures to riskier assets (mortgages, leveraged loans, and structured products) and accelerating credit losses leading to earnings volatility and concerns over capital adequacy at many financial institutions. The majority of the securities held are issued by large, diversified, investment grade rated global banking and brokerage institutions and were priced above 80% of amortized cost as of June 30, 2008.
RMBS — Continued deterioration in collateral performance, uncertainty surrounding the decline in home prices, and negative technical factors caused further price depression on ABS backed by sub-prime mortgages during 2008. The Company performed quantitative and qualitative analysis on the RMBS portfolio that included cash flow modeling. The assumptions used in the cash flow modeling included increased defaults to incorporate increased delinquency and foreclosure rates, higher loss severities upon default to factor in declining home values, and slower voluntary prepayments to reflect limited borrower refinance options. As of June 30, 2008, based on this analysis, the Company concluded these securities were temporarily impaired. For further discussion on RMBS, see the “Sub-prime Residential Mortgage Loans” commentary and tables below.
The Company has reviewed its overall investment portfolio and concluded that the securities in an unrealized loss position at June 30, 2008 were temporarily impaired. For further discussion on unrealized losses and the Company’s other-than-temporary impairment process, see the Fixed Maturity and Equity, Available-for-Sale, Unrealized Loss section below.
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
Sub-prime Residential Mortgage Loans
The Company has exposure to sub-prime and Alt-A residential mortgage backed securities included in the Available-for-Sale Securities by Type table above. Uncertainty surrounding the decline in home prices, negative technical factors, along with continued deterioration in collateral performance, has led to an increase in unrealized losses in these sectors from December 31, 2007 to June 30, 2008. The Company expects delinquency and loss rates in the sub-prime mortgage sector to continue to increase in the near term.
The following table presents the holdings of Hartford Life Insurance Company and its wholly-owned subsidiaries’ exposure to ABS supported by sub-prime mortgage loans by credit quality, including direct investment in CDOs that contain a sub-prime loan component, included in the RMBS and ABS other line in the table above. Credit Protection represents the current weighted average percentage of the capital structure subordinated to the Company’s investment holding that is available to absorb losses before the security suffers the first dollar loss of principal. The table below does not include the Company’s exposure to Alt-A residential mortgage loans, with an amortized cost and fair value of $286 and $244, respectively, as of June 30, 2008, and $303 and $294, respectively, as of December 31, 2007. These securities were primarily rated AAA and backed by 2007 vintage year collateral.

Sub-Prime Residential Mortgage Loans [1] [2] [3] [4]

June 30, 2008 [5]
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$31	$29	$158	$138	$47	$37	$25	$15	$24	$17	$285	$236
2004	112	102	308	255	5	4	—	—	—	—	425	361
2005	77	68	677	547	44	38	4	4	6	4	808	661
2006	191	160	91	55	15	11	54	22	20	8	371	256
2007	131	98	15	8	52	26	53	39	145	77	396	248

Total	$542	$457	$1,249	$1,003	$163	$116	$136	$80	$195	$106	$2,285	$1,762

Credit protection	33.4%		51.3%		36.0%		30.4%		19.8%		40.4%

December 31, 2007
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$50	$49	$180	$168	$79	$66	$6	$5	$7	$6	$322	$294
2004	129	127	304	276	—	—	—	—	—	—	433	403
2005	83	77	762	683	8	5	10	3	29	19	892	787
2006	336	304	48	39	1	1	2	1	3	1	390	346
2007	262	227	66	37	52	44	17	17	19	20	416	345

Total	$860	$784	$1,360	$1,203	$140	$116	$35	$26	$58	$46	$2,453	$2,175

Credit protection		32.3%		47.9%		22.7%		23.1%		19.2%		40.7%

[1]	The vintage year represents the year the underlying loans in the pool were originated.

[2]	The Company’s exposure to second lien residential mortgages is composed primarily of loans to prime and Alt-A borrowers, of which approximately over half were wrapped by monoline insurers. These securities are included in the table above and have an amortized cost and fair value of $149 and $96, respectively, as of June 30, 2008 and $206 and $170, respectively, as of December 31, 2007.

[3]	As of June 30, 2008, the weighted average life of the sub-prime residential mortgage portfolio was 3.2 years.

[4]	As of June 30, 2008, approximately 87% of the portfolio is backed by adjustable rate mortgages.

[5]	The credit qualities above include downgrades since December 31, 2007.
The following table presents the holdings of Hartford Life Insurance Company’s, exclusive of its wholly-owned subsidiaries, exposure to ABS supported by sub-prime mortgage loans by credit quality, including direct investment in CDOs that contain a sub-prime loan component. Credit protection represents the current weighted average percentage of the capital structure subordinated to the Company’s investment holding that is available to absorb losses before the security suffers the first dollar loss of principal. The table below does not include the Company’s exposure to Alt-A residential mortgage loans, with an amortized cost and fair value of $166 and $137, respectively, as of June 30, 2008, and $176 and $168, respectively, as of December 31, 2007. These securities were primarily backed by AAA rated 2007 vintage year collateral.
Sub-Prime Residential Mortgage Loans [1] [2] [3] [4]

June 30, 2008 [5]
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$15	$13	$84	$72	$26	$22	$18	$12	$14	$10	$157	$129
2004	103	93	202	165	—	—	—	—	—	—	305	258
2005	57	50	565	461	17	14	4	4	6	4	649	533
2006	164	135	51	34	7	5	27	12	17	8	266	194
2007	72	53	16	8	22	10	44	33	108	66	262	170

Total	$411	$344	$918	$740	$72	$51	$93	$61	$145	$88	$1,639	$1,284

Credit protection	34.8%		50.9%		37.7%		31.3%		22.2%		41.7%

December 31, 2007
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$23	$23	$95	$87	$49	$41	$4	$3	$3	$3	$174	$157
2004	112	111	199	181	—	—	—	—	—	—	311	292
2005	63	58	624	559	8	5	10	4	27	16	732	642
2006	241	217	29	24	—	—	1	1	—	—	271	242
2007	165	143	55	30	37	36	8	8	11	13	276	230

Total	$604	$552	$1,002	$881	$94	$82	$23	$16	$41	$32	$1,764	$1,563

Credit protection	32.7%		48.4%		24.1%		27.9%		23.3%		41.4%

[1]	The vintage year represents the year the underlying loans in the pool were originated.

[2]	The Company’s exposure to second lien residential mortgages is composed primarily of loans to prime and Alt-A borrowers. These securities are included in the table above and have an amortized cost and fair value of $88 and $67, respectively, as of June 30, 2008 and $145 and $118, respectively, as of December 31, 2007.

[3]	As of June 30, 2008, the weighted average life of the sub-prime residential mortgage portfolio was 3.1 years.

[4]	As of June 30, 2008, approximately 92% of the portfolio is backed by adjustable rate mortgages.

[5]	The credit qualities above include downgrades since December 31, 2007.
Commercial Mortgage Loans
Commercial real estate market cash flow fundamentals have been solid with mortgage delinquencies near all time lows. Recently, however, commercial real estate rents and property values have begun to soften. The following tables represent the Company’s exposure to CMBS bonds and commercial real estate CDOs by credit quality and vintage year. Credit protection represents the current weighted average percentage of the capital structure subordinated to the Company’s investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. This credit protection does not include any equity interest or property value in excess of outstanding debt.
The following table presents the holdings of Hartford Life Insurance Company’s and its wholly-owned subsidiaries exposure to CMBS. The table below does not include the Company’s exposure to CMBS IOs. These securities are AAA rated and have an amortized cost and fair value of $951 and $1,011, respectively, as of June 30, 2008 and $1,043 and $1,107, respectively, as of December 31, 2007.
CMBS – Bonds [1]

June 30, 2008
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$1,748	$1,722	$283	$269	$75	$67	$11	$10	$23	$22	$2,140	$2,090
2004	385	377	53	46	41	33	20	17	—	—	499	473
2005	593	566	230	190	261	234	48	44	22	20	1,154	1,054
2006	1,896	1,744	211	175	401	344	371	306	23	19	2,902	2,588
2007	567	512	263	218	102	84	139	111	3	2	1,074	927

Total	$5,189	$4,921	$1,040	$898	$880	$762	$589	$488	$71	$63	$7,769	$7,132

Credit protection	24.9%		18.5%		13.2%		7.5%		3.9%		21.2%

December 31, 2007
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$1,953	$1,983	$296	$303	$133	$133	$7	$7	$26	$29	$2,415	$2,455
2004	368	370	56	55	71	68	21	19	—	—	516	512
2005	623	615	247	236	272	265	67	65	22	19	1,231	1,200
2006	1,940	1,890	263	254	569	559	392	352	18	17	3,182	3,072
2007	673	662	263	249	142	131	175	158	3	3	1,256	1,203

Total	$5,557	$5,520	$1,125	$1,097	$1,187	$1,156	$662	$601	$69	$68	$8,600	$8,442

December 31, 2007
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

Credit protection	23.8%		16.4%		13.6%		6.8%		3.7%		20.6%

[1]	The vintage year represents the year the pool of loans was originated.
The following table presents the holdings of Hartford Life Insurance Company’s, exclusive of its wholly-owned subsidiaries, exposure to CMBS. The table below does not include the Company’s exposure to CMBS IOs. These securities are AAA rated and have an amortized cost and fair value of $485 and $516, respectively, as of June 30, 2008 and $537 and $571, respectively, as of December 31, 2007.
CMBS – Bonds [1]

June 30, 2008
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$941	$922	$114	$110	$30	$26	$7	$6	$15	$14	$1,107	$1,078
2004	219	216	18	16	23	19	11	9	—	—	271	260
2005	295	278	155	127	199	182	40	38	22	19	711	644
2006	1,306	1,193	171	146	310	269	290	240	15	13	2,092	1,861
2007	337	299	183	156	64	53	110	89	2	2	696	599

Total	$3,098	$2,908	$641	$555	$626	$549	$458	$382	$54	$48	$4,877	$4,442

Credit protection	25.3%		20.7%		15.0%		8.0%		4.4%		21.4%

December 31, 2007
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$1,136	$1,150	$126	$128	$52	$52	$3	$3	$18	$20	$1,335	$1,353
2004	217	218	21	21	35	33	11	10	—	—	284	282
2005	315	309	168	160	197	193	49	47	22	19	751	728
2006	1,435	1,390	201	195	334	323	306	272	10	9	2,286	2,189
2007	395	387	183	174	64	58	129	117	2	2	773	738

Total	$3,498	$3,454	$699	$678	$682	$659	$498	$449	$52	$50	$5,429	$5,290

Credit protection	24.8%		21.2%		16.7%		7.4%		3.9%		21.5%

[1]	The vintage year represents the year the pool of loans was originated.
The following table presents the holdings of Hartford Life Insurance Company’s and its wholly-owned subsidiaries exposure to CMBS CRE CDOs.
CMBS – CRE CDOs [1] [2] [3]

June 30, 2008 [4]
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$218	$174	$80	$58	$34	$18	$41	$25	$21	$9	$394	$284
2004	133	109	23	15	11	6	22	15	9	4	198	149
2005	81	57	63	45	50	24	14	10	3	3	211	139
2006	272	170	100	67	71	41	34	23	5	5	482	306
2007	141	103	114	76	116	65	29	14	—	—	400	258
2008	22	18	12	8	15	9	4	2	—	—	53	37

Total	$867	$631	$392	$269	$297	$163	$144	$89	$38	$21	$1,738	$1,173

Credit protection	28.8%		25.6%		16.5%		41.6%		54.1%		27.8%

					December 31, 2007
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$270	$228	$70	$58	$31	$22	$7	$7	$—	$–	$378	$315
2004	86	69	16	13	11	8	4	3	—	—	117	93
2005	79	65	34	26	10	7	2	1	—	—	125	99
2006	436	386	142	113	187	145	50	38	—	—	815	682
2007	206	177	129	107	79	63	23	17	—	—	437	364

Total	$1,077	$925	$391	$317	$318	$245	$86	$66	$—	$—	$1,872	$1,553

Credit protection	31.5%		27.1%		16.7%		10.4%		—		27.5%

[1]	The vintage year represents the year that the underlying collateral in the pool was originated. Individual CDO market value is allocated by the proportion of collateral within each vintage year.

[2]	As of June 30, 2008, approximately 34% of the underlying CMBS CRE CDO collateral are seasoned, below investment grade securities.

[3]	For certain CDO’s, the collateral manager has the ability to reinvest proceeds that become available, primarily from collateral maturities. The increase in the 2008 vintage year represents reinvestment under these CDO’s.

[4]	The credit qualities above include downgrades since December 31, 2007.
The following table presents the holdings of Hartford Life Insurance Company’s, exclusive of its wholly-owned subsidiaries, exposure to CMBS CRE CDOs.
CMBS – CRE CDOs [1] [2] [3]

June 30, 2008 [4]
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$161	$130	$48	$34	$25	$13	$27	$17	$5	$2	$266	$196
2004	82	66	18	12	10	5	14	9	3	2	127	94
2005	63	45	54	35	36	18	12	8	3	3	168	109
2006	194	122	75	47	52	33	23	14	5	5	349	221
2007	95	70	84	56	100	56	22	10	—	—	301	192
2008	20	15	10	7	13	8	4	2	—	—	47	32

Total	$615	$448	$289	$191	$236	$133	$102	$60	$16	$12	$1,258	$844

Credit protection	33.2%		23.2%		18.0%		37.7%		55.4%		29.2%

December 31, 2007
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$182	$153	$48	$38	$13	$10	$5	$4	$—	$–	$248	$205
2004	59	48	13	11	6	5	3	2	—	—	81	66
2005	50	41	32	24	9	7	1	—	—	—	92	72
2006	323	286	113	91	150	118	42	32	—	—	628	527
2007	126	107	90	74	67	53	16	11	—	—	299	245

Total	$740	$635	$296	$238	$245	$193	$67	$49	$—	$—	$1,348	$1,115

Credit protection	34.1%		24.7%		17.1%		10.1%		—		28.0%

[1]	The vintage year represents the year that the underlying collateral in the pool was originated. Individual CDO market value is allocated by the proportion of collateral within each vintage year.

[2]	As of June 30, 2008, approximately 32% of the underlying CMBS CRE CDO collateral are seasoned, below investment grade securities.

[3]	For certain CDO’s, the collateral manager has the ability to reinvest proceeds that become available, primarily from collateral maturities. The increase in the 2008 vintage year represents reinvestment under these CDO’s.

[4]	The credit qualities above include downgrades since December 31, 2007.
In addition to commercial mortgage-backed securities, the Company has whole loan commercial real estate investments. The carrying value of these investments was $4.5 billion and $4.2 billion as of June 30, 2008 and December 31, 2007, respectively. The Company’s mortgage loans are collateralized by a variety of commercial and agricultural properties. The mortgage loans are geographically dispersed throughout the United States and by property type. At June 30, 2008, the Company held one delinquent mortgage loan with a carrying value of $60, however, the value of the underlying collateral exceeds the carrying value. Accordingly, the Company had no valuation allowance for mortgage loans at June 30, 2008.
Consumer Loans
The Company continues to see weakness in consumer credit fundamentals. Rising delinquency and loss rates have been driven by the softening economy and higher unemployment rates. Delinquencies and losses on consumer loans rose modestly during the second quarter of 2008 and the Company expects this trend to continue throughout the year. However, the Company does not expect its ABS consumer loan holdings to face credit concerns, as the borrower collateral quality and structural credit enhancement of the securities is sufficient to absorb a significantly higher level of defaults than are currently anticipated. The following table presents the Hartford Life Insurance Company and its wholly-owned subsidiaries’ exposure to ABS consumer loans by credit quality.
ABS Consumer Loans

June 30, 2008
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

Credit card [1]	$349	$348	$6	$5	$124	$121	$434	$403	$—	$—	$913	$877
Auto [2]	115	110	15	16	143	137	169	159	20	14	462	436
Student loan [3]	287	237	307	266	122	95	—	—	—	—	716	598

Total	$751	$695	$328	$287	$389	$353	$603	$562	$20	$14	$2,091	$1,911

December 31, 2007
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

Credit card [1]	$156	$157	$19	$19	$130	$130	$521	$504	$—	$—	$826	$810
Auto [2]	204	201	7	7	151	148	154	150	20	19	536	525
Student loan [3]	290	274	308	293	121	115	—	—	—	—	719	682

Total	$650	$632	$334	$319	$402	$393	$675	$654	$20	$19	$2,081	$2,017

[1]	As of June 30, 2008, approximately 14% of the exposure was issued by lenders that lend primarily to sub-prime borrowers.

[2]	Includes monoline insured securities with an amortized cost and fair value of $54 and $52, respectively, at June 30, 2008 and amortized cost and fair value of $42 at December 31, 2007. Additionally, approximately 5% of the auto consumer loan-backed securities was issued by lenders whose primary business is to sub-prime borrowers.

[3]	Includes monoline insured securities with an amortized cost and fair value of $102 and $77, respectively, at June 30, 2008 and amortized cost and fair value of $102 and $93, respectively, at December 31, 2007. Additionally, approximately half of the student loan-backed exposure is guaranteed by the Federal Family Education Loan Program, with the remainder comprised of loans to prime-borrowers.
The following table presents the Hartford Life Insurance Company’s, exclusive of its wholly-owned subsidiaries’, exposure to ABS consumer loans by credit quality.
ABS Consumer Loans

June 30, 2008
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

Credit card [1]	$60	$59	$—	$—	$61	$61	$284	$265	$—	$—	$405	$385
Auto [2]	50	47	9	9	59	55	62	59	6	2	186	172
Student loan [3]	192	159	230	201	65	53	—	—	—	—	487	413

Total	$302	$265	$239	$210	$185	$169	$346	$324	$6	$2	$1,078	$970

December 31, 2007
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

Credit card [1]	$61	$62	$—	$—	$45	$45	$316	$309	$—	$—	$422	$416
Auto [2]	74	73	1	—	62	61	56	54	7	6	200	194
Student loan [3]	195	184	229	218	64	60	—	—	—	—	488	462

Total	$330	$319	$230	$218	$171	$166	$372	$363	$7	$6	$1,110	$1,072

[1]	As of June 30, 2008, approximately 24% of the exposure was issued by lenders that lend primarily to sub-prime borrowers.

[2]	Includes monoline insured securities with an amortized cost and fair value of $49 and $48, respectively, at June 30, 2008, and amortized cost and fair value of $42 at December 31, 2007. Additionally, approximately 5% of the auto consumer loan-backed securities was issued by lenders whose primary business is to sub-prime borrowers.

[3]	Includes monoline insured securities with an amortized cost and fair value of $2 at June 30, 2008 and December 31, 2007. Additionally, approximately half of the student loan-backed exposure is guaranteed by the Federal Family Education Loan Program, with the remainder comprised of loans to prime-borrowers.
Monoline Insured Securities
Monoline insurers guarantee the timely payment of principal and interest of certain securities. Municipalities will often purchase monoline insurance to “wrap” a security issuance in order to benefit from better market execution. Recent rating agency downgrades of bond insurers have not had a significant impact on the fair value of the Company’s insured portfolio; however, these downgrades have caused a shift in rating quality from AAA rated to AA and A rated since December 31, 2007. As of June 30, 2008, the fair value of the Company’s total monoline insured securities was $1.2 billion, with the fair value of the insured municipal securities totaling $748. At June 30, 2008 and December 31, 2007, the overall credit quality of the municipal bond portfolio, including the benefits of monoline insurance, was AA- and AA+, respectively, and excluding the benefits of monoline insurance, the overall credit quality was AA-. In addition to the insured municipal securities, as of June 30, 2008, the Company has other insured securities with a fair value of $464. These securities include the below prime mortgage-backed securities and other consumer loan receivables discussed above and corporate securities. The Company also has direct investments in monoline insurers with a fair value of approximately $78 as of June 30, 2008.
Fixed Maturity and Equity Securities, Available-for-Sale, Unrealized Loss
The following table presents the Company’s unrealized loss aging for total fixed maturity and equity securities classified as available-for-sale, as of June 30, 2008 and December 31, 2007, by length of time the security was in an unrealized loss position.
Unrealized Loss Aging of Total Available-for-Sale Securities

	June 30, 2008				December 31, 2007
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
	Items	Cost	Value	Loss	Items	Cost	Value	Loss

Three months or less	1,553	$9,994	$9,631	$(363)	929	$6,580	$6,321	$(259)
Greater than three to six months	505	3,781	3,442	(339)	747	8,023	7,411	(612)
Greater than six to nine months	296	2,631	2,241	(390)	465	5,238	4,795	(443)
Greater than nine to twelve months	565	6,770	5,591	(1,179)	193	1,917	1,763	(154)
Greater than twelve months	1,227	9,544	8,065	(1,479)	1,165	5,971	5,681	(290)

Total	4,146	$32,720	$28,970	$(3,750)	3,499	$27,729	$25,971	$(1,758)

The gross unrealized loss position increased $2.0 billion since December 31, 2007 and $231 since March 31, 2008. The increase since December 31, 2007, primarily resulted from credit spreads widening. The increase since March 31, 2008 primarily resulted from rising interest rates, partially offset by credit spreads tightening.

Unrealized Loss Aging of Total Available-for-Sale Securities Depressed over 20%

	June 30, 2008				December 31, 2007
						Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss

Three months or less	283	$2,720	$1,807	$(913)	167	$983	$663	$(320)
Greater than three to six months	226	2,375	1,606	(769)	23	160	81	(79)
Greater than six to nine months	33	227	124	(103)	—	—	—	—
Greater than nine to twelve months	1	3	2	(1)	—	—	—	—
Greater than twelve months	4	15	9	(6)	4	35	23	(12)

Total	547	$5,340	$3,548	$(1,792)	194	$1,178	$767	$(411)

Unrealized Loss Aging of Total Available-for-Sale Securities Depressed over 50%
(included in the depressed over 20% table above)

	June 30, 2008				December 31, 2007
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss

Three months or less	86	$544	$225	$(319)	27	$83	$30	$(53)
Greater than three to six months	24	139	47	(92)	2	17	1	(16)
Greater than six to nine months	5	19	3	(16)	—	—	—	—
Greater than nine to twelve months	—	—	—	—	—	—	—	—
Greater than twelve months	—	—	—	—	—	—	—	—

Total	115	$702	$275	$(427)	29	$100	$31	$(69)

The majority of the securities depressed over 20% as well as those over 50% for six consecutive months or greater in the tables above are CMBS and sub-prime RMBS. The Company performed quantitative and qualitative analysis on these portfolios, including cash flow modeling. For further discussion, see the discussion below the “Available-for-Sale Securities by Type” table in this section above.
Additionally, the 20% for six consecutive months or greater in the tables above includes Corporate Financial Services securities that include corporate bonds as well as preferred equity issued by large financial institutions that are lower in the capital structure, and as a result, have incurred greater price depressions. Based upon the Company’s analysis of these securities and current macroeconomic conditions, the Company expects to see significant price recovery on these securities within a reasonable period of time, generally two years. For further discussion on these securities, see the discussion below the “Available-for-Sale Securities by Type” table in this section above.
Future changes in the fair value of the investment portfolio are primarily dependent on the extent of future issuer credit losses, return of liquidity, and changes in general market conditions, including interest rates and credit spread movements.
As part of the Company’s ongoing security monitoring process by a committee of investment and accounting professionals, the Company has reviewed its investment portfolio and concluded that there were no additional other-than-temporary impairments as of June 30, 2008 and December 31, 2007. During this analysis, the Company asserts its intent and ability to retain until recovery those securities judged to be temporarily impaired. Once identified, these securities are systematically restricted from trading unless approved by the committee. The committee will only authorize the sale of these securities based on predefined criteria that relate to events that could not have been foreseen at the time the committee rendered its judgment on the Company’s intent and ability to retain such securities until recovery. Examples of the criteria include, but are not limited to, the deterioration in the issuer’s creditworthiness, a change in regulatory requirements or a major business combination or major disposition.
The evaluation for other-than-temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other-than-temporary. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates and credit spreads. In addition, for securitized financial assets with contractual cash flows (e.g., ABS and CMBS), projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral. As of June 30, 2008 and December 31, 2007, management’s expectation of the discounted future cash flows on these securities was in excess of the associated securities’ amortized cost. For a further discussion, see “Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities” included in the “Critical Accounting Estimates” section of the

MD&A and “Other-Than-Temporary Impairments on Available-for-Sale Securities” section in Note 1 of Notes to Consolidated Financial Statements both of which are included in the Company’s 2007 Form 10-K Annual Report.

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
The Company is also exposed to credit spread risk related to security market price and cash flows associated with changes in credit spreads. Credit spreads widening will reduce the fair value of the investment portfolio and will increase net investment income on new purchases. This will also result in losses associated with credit based non-qualifying derivatives where the Company assumes credit exposure. If issuer credit spreads increase significantly or for an extended period of time, it would likely result in higher other-than-temporary impairments. Credit spreads tightening will reduce net investment income associated with new purchases of fixed maturities and increase the fair value of the investment portfolio. During 2008, credit spreads widening resulted in a significant increase in the Company’s unrealized losses. For further discussion of sectors most significantly impacted, see the “Investment Credit Risk” section.
Equity Products Risk
The Company’s operations are significantly influenced by changes in the U.S., Japanese, and other global equity markets. Appreciation or depreciation in equity markets impacts certain assets and liabilities related to the Company’s variable products, reinsurance of guarantees associated with variable products and the Company’s net income derived from those reinsurance agreements and products. The Company’s variable products include variable annuities and variable life insurance sold to retail and institutional customers.
Generally, declines in equity markets will:
1) reduce the value of assets under management and the amount of fee income generated from those assets;
2) increase the liability for guaranteed minimum withdrawal benefits (GMWB) resulting in realized capital losses;
3) increase in the value of derivative assets used to hedge GMWB resulting in realized capital gains;
4) increase the liability for guaranteed minimum accumulation benefits (GMAB) and guaranteed minimum income benefits (GMIB) assumed from a related party resulting in realized capital losses:
5) increase the Company’s net amount at risk for guaranteed death benefits; and
6) decrease the Company’s actual gross profits, resulting in a negative true-up to current period DAC amortization
A prolonged or precipitous market decline may:
1) turn customer sentiment toward equity-linked products negative, causing a decline in sales;
2) cause a significant decrease in the range of reasonable estimates of future gross profits used in the Company’s quantitative assessment of its modeled estimates of gross profits. If, in a given financial statement period, the modeled estimates of gross profits are determined to be unreasonable, the Company will accelerate the amount of DAC amortization in that period. Particularly in the case of variable annuities, an acceleration of DAC amortization could potentially cause a material adverse deviation in that period’s net income, but it would not affect the Company’s cash flow or liquidity position. See Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts within Critical Accounting Estimates for further information on DAC and related equity market sensitivities.
3) increase costs under the Company’s hedging programs
In addition to the impact on U.S. GAAP results, the Company’s statutory financial results also have exposure to equity market volatility due to the issuance of variable annuity contracts with guarantees. Specifically, in scenarios where equity markets decline substantially, we would expect lower statutory net income and significant increases in the amount of statutory surplus the Company would have to devote to maintain targeted rating agency, regulatory risk based capital (“RBC”) ratios and other similar solvency margin ratios. However, in addition to the Company’s use of reinsurance, hedging instruments and other risk management techniques, described below, the Company, along with it’s ultimate parent, The Hartford and its subsidiaries, maintains capital resources to manage the statutory net income and surplus risks associated with equity market declines. See Variable Annuity Equity Risk Impact on Statutory Distributable Earnings in The Company’s Form 10-K for further information.
Equity Risk Management
The Company has made considerable investment in analyzing current and potential future market risk exposures arising from a number of factors, including but not limited to, product guarantees (GMDB, GMWB, GMAB, and GMIB), equity market and interest rate risks (in both the U.S. and Japan) and foreign currency exchange rates. The Company evaluates these risks individually and, increasingly, in the aggregate to determine the risk profiles of all of its products and to judge their potential impacts on financial metrics including, U.S. GAAP net income and statutory capital. The Company manages the equity market risks embedded in these product guarantees through product design, reinsurance, and hedging programs. The accounting for various benefit guarantees offered with variable annuity contracts can be significantly different and may influence the form of risk management employed by the Company.
Many benefit guarantees meet the definition of an embedded derivative under SFAS 133 (GMWB and reinsurance of GMIB and GMAB) and are recorded at fair value, incorporating changes in equity indices and equity index volatility, with changes in fair value recorded in net income. However, for other benefit guarantees, certain contract features that define how the contract holder can access the value and substance of the guaranteed benefit change the accounting from SFAS 133 to SOP 03-1. For contracts where the contract holder can only obtain the value of the guaranteed benefit upon the occurrence of an insurable event such as death (GMDB) the accounting for the benefit is prescribed by SOP 03-1.
As a result of these significant accounting differences, the liability for guarantees recorded under SOP 03-1 may be significantly different than if it was recorded under SFAS 133 and vice versa. In addition, the conditions in the capital markets in Japan vs. those in the U.S. are sufficiently different that if the Company’s GMWB product currently offered in the U.S. were offered in Japan, the capital market conditions in Japan would have a significant impact on the valuation of the GMWB, irrespective of the accounting model.

The Company believes its long-term success in the variable annuity market will continue to be aided by successful innovation that allows the Company to offer attractive product features in tandem with prudent equity market risk management. The Company’s variable annuity market share in the U.S. has generally increased during periods when it has recently introduced new products to the market. In contrast, the Company’s market share has generally decreased when competitors introduce products that cause an issuer to assume larger amounts of equity and other market risk than the Company is confident it can prudently manage. In the absence of this innovation, the Company’s market share in one or more of its markets could decline.
The Company expects to evolve its risk management strategies over time to mitigate its aggregate exposures to market-driven changes in U.S. GAAP equity, statutory capital and other economic metrics. Because these strategies target a reduction of a combination of exposures rather than a single one, further risk management changes could cause volatility of U.S. GAAP net income to increase, particularly if the Company places an increased relative weight on protection of statutory surplus in future strategies.
The Company employs additional strategies to manage equity market risk in addition to the derivative and reinsurance strategy described above that economically hedges the fair value of the U.S. GMWB rider. Notably, the Company purchases one and two year S&P 500 Index put option contracts to economically hedge certain other liabilities that could increase if the equity markets decline. Because this strategy is intended to partially hedge certain equity-market sensitive liabilities calculated under statutory accounting (see Capital Resources and Liquidity), changes in the value of the put options may not be closely aligned to changes in liabilities determined in accordance with U.S. GAAP, causing volatility in U.S. GAAP net income.
Guaranteed Minimum Withdrawal Benefits and Reinsurance of Guaranteed Minimum Accumulation and Income Benefits
The majority of the Company’s variable annuities are sold with a GMWB living benefit rider, which is accounted for under SFAS 133. Declines in the equity market may increase the Company’s exposure to benefits under the GMWB contracts and will increase the Company’s existing liability for those benefits. The fair value of the Company’s GMWB obligations was $1.7 billion as of June 30, 2008.
The Company uses reinsurance to manage the risk exposure for a portion of contracts issued with GMWB riders. The fair value of the Company’s reinsurance asset as of June 30, 2008 was $250. Contracts not covered by reinsurance generate volatility in net income each quarter as the underlying embedded derivative liabilities are recorded at fair value. In order to minimize the volatility associated with the non-reinsured GMWB liabilities, the Company established a dynamic hedging program.
The Company uses hedging instruments to hedge its non-reinsured GMWB exposure. These instruments include interest rate futures and swaps, variance swaps, S&P 500 and NASDAQ index put options and futures contracts. The Company also uses EAFE Index swaps to hedge GMWB exposure to international equity markets. The fair value of these hedging instruments at June 30, 2008 was $784. The hedging program involves a detailed monitoring of policyholder behavior and capital markets conditions on a daily basis and rebalancing of the hedge position as needed. While the Company actively manages this hedge position within defined risk parameters, hedge ineffectiveness may also result from factors including, but not limited to, policyholder behavior, capital markets dislocation or discontinuity and divergence between the performance of the underlying funds and the hedging indices.
The Company is continually exploring new ways and new markets to manage or layoff the capital markets and policyholder behavior risks associated with its living benefits. During 2007 and in April of 2008, the Company entered into customized swap contracts to hedge certain capital market risk components for the remaining term of specific blocks of non-reinsured GMWB riders. As of June 30, 2008, these swaps had a notional value of $14.6 billion and a market value of $85.
The following table illustrates the Company’s U.S. GMWB account value by type of SFAS 133/157 risk management strategy:

Risk Management Strategy	Duration	Account Value	%
Entire risk reinsured with a third party	Life of Product	$8,526	16	% [1]
Capital markets risk transferred to a third party – behavior risk retained by the Company	Designed to cover the effective life of the product	14,581	28%
Dynamic hedging of capital markets risk using various derivative instruments	Weighted average of 7 years	28,798	56%
		$51,905

[1]	During July 2008, the Company executed an agreement to reinsure GMWB risks to a third party. Had this transaction been in place on June 30, 2008, approximately $15.0 billion or 29% of our U.S. GMWB would have been covered by reinsurance.
The net effect of the change in value of the GMWB embedded derivatives, net of the results of the risk management programs, for the three months ended June 30, 2008 and 2007, was a loss of $14 and $133 before deferred acquisition costs and tax effects, respectively. The net effect of the change in value of the GMWB embedded derivatives, net of the results of the hedging program, for the six months ended June 30, 2008 and 2007, was a loss of $741 (primarily reflecting the adoption of SFAS 157 and mortality assumption changes made by the Company during 2008) and $111 before deferred policy acquisition costs and tax effects, respectively.
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
The value of the reinsured GMAB and GMIB liability, recorded as derivative under SFAS 133, was a liability of $25 and $417, respectively, at June 30, 2008.
Guaranteed Minimum Death Benefits
In the U.S., the Company sells variable annuity contracts that offer various guaranteed death benefits. The Company maintains a liability, under SOP 03-1, for the death benefit costs of $548, as of June 30, 2008. Declines in the equity market may increase the Company’s exposure to death benefits under these contracts.
The Company’s total gross exposure (i.e., before reinsurance) to U.S. guaranteed death benefits as of June 30, 2008 is $11.1 billion. The Company will incur these guaranteed death benefit payments in the future only if the policyholder has an in-the-money guaranteed death benefit at their time of death. The Company currently reinsures 63% of these death benefit guarantees. Under certain of these reinsurance agreements, the reinsurers’ exposure is subject to an annual cap. The Company’s net exposure (i.e. after reinsurance) is $1.5 billion, as of June 30, 2008. This amount is often referred to as the retained net amount at risk.
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

Debt
Consumer Notes
As of June 30, 2008 and December 31, 2007, $1,113 and $809, respectively, of consumer notes are outstanding. As of June 30, 2008, these consumer notes have interest rates ranging from 4.0% to 6.3% for fixed notes and, for variable notes, either consumer price index plus 80 to 267 basis points or indexed to the S&P 500, Dow Jones Industrials or the Nikkei 225. For the three months ended June 30, 2008 and 2007, interest credited to holders of consumer notes was $14 and $6, respectively. For the six months ended June 30, 2008 and 2007, interest credited to holders of consumer notes was $26 and $11, respectively.
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
Contingencies
Legal Proceedings – For a discussion regarding contingencies related to the Company’s legal proceedings, please see Part II, Item 1, “Legal Proceedings”.

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
Item 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of June 30, 2008.
Changes in internal control over financial reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Broker Compensation Litigation — Following the New York Attorney General’s filing of a civil complaint against Marsh & McLennan Companies, Inc., and Marsh, Inc. (collectively, “Marsh”) in October 2004 alleging that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them, private plaintiffs brought several lawsuits against The Hartford predicated on the allegations in the Marsh complaint, to which The Hartford was not party. Among these is a multidistrict litigation in the United States District Court for the District of New Jersey. There are two consolidated amended complaints filed in the multidistrict litigation, one related to conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. The Company is named in the group benefits products complaint. The complaints assert, on behalf of a putative class of persons who purchased insurance through broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group benefits products complaint, claims under ERISA. The claims are predicated upon allegedly undisclosed or otherwise improper payments of contingent commissions to the broker defendants to steer business to the insurance company defendants. The district court has dismissed the Sherman Act and RICO claims in both complaints for failure to state a claim and has granted the defendants’ motions for summary judgment on the ERISA claims in the group-benefits products complaint. The district court further has declined to exercise supplemental jurisdiction over the state law claims, has dismissed those state law claims without prejudice, and has closed both cases. The plaintiffs have appealed the dismissal of the claims in both consolidated amended complaints, except the ERISA claims.
Item 1A. RISK FACTORS
For a discussion of the Company’s risk factors, see Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and Part I, Item 1A of the Company’s 2007 Form 10-K Annual Report.
Item 6. EXHIBITS
See Exhibits Index on page 81.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HARTFORD LIFE INSURANCE COMPANY

/s/ Ernest M. McNeill Jr. Ernest M. McNeill Jr.
Senior Vice President and Chief Accounting
Officer

July 28, 2008

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
FORM 10-Q
FOR THE THREE MONTHS ENDED JUNE 30, 2008
EXHIBITS INDEX
Exhibit #

12.01	Computation of Ratio of Earnings to Fixed Charges

15.01	Deloitte & Touche LLP Letter of Awareness

31.01	Certification of John C. Walters pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Glenn D. Lammey pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of John C. Walters pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Glenn D. Lammey pursuant to Section 906 of the Sarbanes-Oxley Act of 2002