Form 10-Q
period 2008-09-30
HARTFORD LIFE INSURANCE CO
filed 2008-10-29
CIK 45947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-32293
HARTFORD LIFE INSURANCE COMPANY
(Exact name of registrant as specified in its charter)

Connecticut (State or other jurisdiction of	06-0974148 (I.R.S. Employer
incorporation or organization)	Identification No.)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐   No ☑
As of October 22, 2008 there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant, all of which were directly owned by Hartford Life and Accident Insurance Company, a direct wholly owned subsidiary of Hartford Life, Inc.
The registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format

Item I. FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of
Hartford Life Insurance Company
Hartford, Connecticut
We have reviewed the accompanying condensed consolidated balance sheet of Hartford Life Insurance Company and subsidiaries (the “Company”) as of September 30, 2008, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2008 and 2007, and changes in stockholder’s equity and cash flows for the nine-month periods ended September 30, 2008 and 2007.  These interim financial statements are the responsibility of the Company’s management.
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
DELOITTE & TOUCHE LLP
Hartford, Connecticut
October 28, 2008

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months ended		Nine Months ended
	September 30,		September 30,
(In millions)	2008	2007	2008	2007
	(Unaudited)		(Unaudited)

Revenues
Fee income and other	$802	$903	$2,463	$2,618
Earned premiums	277	414	733	774
Net investment income	652	774	2,075	2,276
Net realized capital gains losses	(1,944)	(340)	(3,608)	(565)

Total revenues	(213)	1,751	1,663	5,103

Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	1,135	1,156	3,007	3,030
Insurance expenses and other	270	303	821	876
Amortization of deferred policy acquisition costs and present value of future profits	1,268	(122)	1,313	334
Dividends to policyholders	–	–	10	8

Total benefits, losses and expenses	2,673	1,337	5,151	4,248

Income (loss) before income tax expense (benefit)	(2,886)	414	(3,488)	855
Income tax expense (benefit)	(1,062)	124	(1,392)	193

Net income (loss)	$(1,824)	$290	$(2,096)	$662

See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In millions, except for share data)	September 30, 2008	December 31, 2007
	(Unaudited)

Assets
Investments
Fixed maturities, available for sale, at fair value (amortized cost of $44,952 and $46,208)	$40,342	$45,611
Equity securities, available for sale, at fair value (cost of $648 and $763)	581	722
Policy loans, at outstanding balance	2,107	2,016
Mortgage loans on real estate	4,704	4,166
Short-term investments	2,455	752
Limited partnership and other alternative investments	1,334	1,246
Other investments	1,283	480

Total investments	52,806	54,993
Cash	456	281
Premiums receivable and agents’ balances	19	28
Reinsurance recoverables	2,320	1,730
Deferred policy acquisition costs and present value of future profits	8,772	8,393
Deferred income taxes	2,078	—
Goodwill	186	186
Other assets	1,557	1,348
Separate account assets	153,513	199,253

Total assets	$221,707	$266,212

Liabilities
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	$10,402	$9,396
Other policyholder funds and benefits payable	46,102	42,377
Consumer notes	1,225	809
Deferred income taxes	—	124
Other liabilities	7,014	6,621
Separate account liabilities	153,513	199,253

Total liabilities	218,256	258,580

Commitments and Contingencies (Note 7)

Stockholder’s Equity
Common stock - 1,000 shares authorized, issued and outstanding, par value $5,690	6	6
Additional paid in capital	2,975	2,888
Accumulated other comprehensive loss, net of tax	(2,486)	(469)
Retained earnings	2,956	5,207

Total stockholder’s equity	3,451	7,632

Total liabilities and stockholder’s equity	$221,707	$266,212

See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements Of Changes In Stockholder’s Equity

		Accumulated Other
(Unaudited)		Comprehensive Income (Loss)
				Net Loss On
			Net Unrealized	Cash
			Capital	Flow	Foreign
		Additional	Gains (Losses)	Hedging	Currency		Total
	Common	Paid In	On Securities,	Instruments,	Translation	Retained	Stockholder’s
(In millions)	Stock	Capital	Net of Tax	Net of Tax	Adjustments	Earnings	Equity

Nine months ended September 30, 2008

Balance, December 31, 2007	$6	$2,888	($332)	($137)	$—	$5,207	$7,632
Comprehensive income
Net loss						(2,096)	(2,096)

Other comprehensive income, net of tax (1)
Net change in unrealized capital losses on securities (2)			(2,153)				(2,153)
Net gains on cash flow hedging instruments				133			133
Cumulative translation adjustments					3		3

Total other comprehensive income (loss)							(2,017)

Total comprehensive income (loss)							(4,113)

Capital contribution from parent		87					87
Dividends declared						(152)	(152)
Cumulative effect of accounting changes, net of tax						(3)	(3)

Balance, September 30, 2008	$6	$2,975	($2,485)	($4)	$3	$2,956	$3,451

Nine months ended September 30, 2007

Balance, December 31, 2006	$6	2,586	500	($210)	$1	$4,777	$7,660
Comprehensive income
Net income						662	662

Other comprehensive income, net of tax (1)
Net change in unrealized capital gains on securities (2)			(558)				(558)
Net losses on cash flow hedging instruments				(14)			(14)
Cumulative translation adjustments					(1)		(1)

Total other comprehensive income (loss)							(573)

Total comprehensive income (loss)							89

Capital contribution from parent		299					299
Dividends declared
Cumulative effect of accounting changes, net of tax						(3)	(3)

Balance, September 30, 2007	$6	$2,885	$(58)	($224)	$—	$5,436	$8,045

(1)	Net change in unrealized capital gains on securities is reflected net of tax benefit and other items of $1,160 and $300 for the nine months ended September 30, 2008 and 2007, respectively. Net gain (loss) on cash flow hedging instruments is net of tax provision (benefit) of $(72) and $8 for the nine months ended September 30, 2008 and 2007, respectively. There is no tax effect on cumulative translation adjustments.

(2)	There were reclassification adjustments for after-tax gains (losses) realized in net income of $(1,176) and $(57) for the nine months ended September 30, 2008 and 2007, respectively.
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(In millions)	2008	2007
	(Unaudited)
Operating Activities
Net income (loss)	$(2,096)	$662
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	1,313	334
Additions to deferred policy acquisition costs and present value of future profits	(873)	(1,057)
Change in:
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	1,006	893
Reinsurance recoverables	(53)	(130)
Receivables	532	(28)
Payables and accruals	(499)	434
Accrued and deferred income taxes	(1,213)	35
Net realized capital losses gains	3,608	565
Depreciation and amortization	114	222
Other, net	(641)	(105)

Net cash provided by operating activities	1,198	1,825

Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities and short-term investments, available-for-sale	8,275	13,275
Equity securities, available-for-sale	402	295
Mortgage loans	310	857
Partnerships	85	147
Payments for the purchase of:
Fixed maturities and short-term investments, available-for-sale	(9,611)	(16,260)
Equity securities, available-for-sale	(116)	(465)
Mortgage loans	(848)	(2,256)
Partnerships	(266)	(447)
Change in policy loans, net	(91)	3
Change in payables for collateral under securities lending, net	(104)	1,134
Change in all other, net	(487)	(371)

Net cash used for investing activities	(2,451)	(4,088)

Financing Activities
Deposits and other additions to investment and universal life-type contracts	16,573	23,644
Withdrawals and other deductions from investment and universal life-type contracts	(20,924)	(22,685)
Net transfers from (to) separate accounts related to investment and universal life-type contracts	5,413	488
Capital Contributions	87	396
Dividends paid	(140)	—
Proceeds from issuance of consumer notes	445	465
Repayment at maturity of consumer notes	(29)	—

Net cash provided by financing activities	1,425	2,308

Foreign exchange rate effect on cash	3	(6)
Net increase in cash	175	39

Cash — beginning of period	281	186

Cash — end of period	$456	$225

Supplemental Disclosure of Cash Flow Information:
Net Cash Paid During the Period For:

Income taxes paid (received)	$(72)	$167
For the nine months ended September 30, 2008, the Company made noncash net dividends of $11 to its parent company related to the guaranteed minimum income and accumulation benefit reinsurance agreements with Hartford Life Insurance K.K. (“HLIKK”). For the nine months ended September 30, 2007, the Company received noncash capital contributions of $21 from its parent company related to the guaranteed minimum income and accumulation benefit reinsurance agreements with HLIKK.
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
Along with its parent, HLA, the Company is a financial services and insurance group which provides (a) investment products, such as individual variable annuities and fixed market value adjusted annuities and retirement plan services; (b) individual life insurance; (c) group benefits products such as group life and group disability insurance that is directly written by the Company and is substantially ceded to its parent, HLA, (d) private placement life insurance and (e) assumes fixed market value adjusted annuities, guaranteed minimum withdrawal benefits (“GMWB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”) and guaranteed minimum death benefits (“GMDB”) from Hartford Life’s international operations.
The condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“U.S. GAAP”), which differ materially from the accounting practices prescribed by various insurance regulatory authorities.
The accompanying condensed consolidated financial statements and notes as of September 30, 2008, and for the three and nine months ended September 30, 2008 and 2007 are unaudited. These financial statements reflect all adjustments (consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Hartford Life Insurance Company’s 2007 Form 10-K Annual Report. The results of operations for the interim periods should not be considered indicative of the results to be expected for the full year.
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

1. Basis of Presentation and Accounting Policies (continued)
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
In February 2008, the FASB issued FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”). FSP FAS 157-1 provides a scope exception from SFAS 157 for the evaluation criteria on lease classification and capital lease measurement under SFAS No. 13, “Accounting for Leases” and other related accounting pronouncements. Accordingly, the Company did not apply the provisions of SFAS 157 in determining the classification of and accounting for leases and the adoption of FSP FAS 157-1 did not have an impact on the Company’s condensed consolidated financial statements.
In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”) which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and nonfinancial liabilities. Examples of applicable nonfinancial assets and nonfinancial liabilities to which FSP FAS 157-2 applies include, but are not limited to:
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
Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active
In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). This FSP clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in the determination of the fair value of a financial asset when the market for that asset is not active. The key considerations illustrated in the FSP FAS 157-3 example include the use of an entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates, appropriate risk adjustments for nonperformance and liquidity risks, and the reliance that an entity should place on quotes that do not reflect the result of market transactions. FSP FAS 157-3 was preceded by a press release that was jointly issued by the Office of the Chief Accountant of the SEC and the FASB staff on September 30, 2008 which provides immediate clarification on fair value accounting based on the measurement guidance of SFAS 157. FSP FAS 157-3 was effective upon issuance. FSP FAS 157-3 did not have an impact on the Company’s consolidated financial statements.
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

1. Basis of Presentation and Accounting Policies (continued)
Future Adoption of New Accounting Standards
Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60
In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (“SFAS 163”). The scope of SFAS 163 is limited to financial guarantee insurance (and reinsurance) contracts issued by enterprises that are included within the scope of SFAS No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS 60”) and that are not accounted for as derivative instruments. SFAS 163 excludes from its scope insurance contracts that are similar to financial guarantee insurance such as mortgage guaranty insurance and credit insurance on trade receivables. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for certain disclosures about the insurance enterprise’s risk-management activities, which are effective for the first period (including interim periods) beginning after May 2008. Except for certain disclosures, earlier application is not permitted. The Company does not have financial guarantee insurance products, and, accordingly does not expect the issuance of SFAS 163 to have an effect on the Company’s consolidated financial condition and results of operations.
Determination of the Useful Life of Intangible Assets
In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP FAS 142-3 amends paragraph 11(d) of SFAS 142 to require an entity to use its own assumptions about renewal or extension of an arrangement, adjusted for the entity-specific factors in paragraph 11 of SFAS 142, even when there is likely to be substantial cost or material modifications. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, with early adoption prohibited. The provisions of FSP FAS 142-3 are to be applied prospectively to intangible assets acquired after January 1, 2009 for the Company, although the disclosure provisions are required for all intangible assets recognized as of or subsequent to January 1, 2009. The Company expects to adopt FSP FAS 142-3 on January 1, 2009, and does not expect the adoption to have a material effect on the Company’s consolidated financial condition and results of operations.
Disclosures about Derivative Instruments and Hedging Activities
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands disclosures about an entity’s derivative and hedging activities with the intent of providing users of financial statements with an enhanced understanding of a) how and why an entity uses derivative instruments, b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures. The Company expects to adopt SFAS 161 on January 1, 2009.
Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161
In September 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-4 “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS 133-1 and FIN 45-4”). This FSP amends SFAS 133 to require disclosures by entities that assume credit risk through the sale of credit derivatives including credit derivatives embedded in a hybrid instrument. The intent of these enhanced disclosures is to enable users of financial statements to assess the potential effect on its financial position, financial performance, and cash flows from these credit derivatives. This FSP also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. FSP FAS 133-1 and FIN 45-4 are effective for financial statements issued for fiscal years and interim periods ending after November 15, 2008, with early application encouraged. FSP FAS 133-1 and FIN 45-4 encourages, but does not require, comparative disclosures. The Company expects to adopt FSP FAS 133-1 and FIN 45-4 on December 31, 2008.

1. Basis of Presentation and Accounting Policies (continued)
Income Taxes
The effective tax rate for the three months ended September 30, 2008 and 2007 was 37% and 30%, respectively. The effective tax rate for the nine months ended September 30, 2008 and 2007 was 40% and 23%, respectively. The principal causes of the difference between the effective rate and the U.S. statutory rate of 35% were tax-exempt interest earned on invested assets and the separate account dividends received deduction (“DRD”). This caused an increase in the tax benefit on the 2008 pretax loss and a decrease in the tax expense on the 2007 pretax income.
The separate account DRD is estimated for the current year using information from the prior year-end, adjusted for current year equity market performance. The actual current year DRD can vary from estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distribution from these mutual funds, amounts of short-term capital gains at the mutual fund level and the Company’s taxable income before the DRD. The Company recorded benefits related to the separate account DRD of $50 and $27 in the three months ended September 30, 2008 and 2007, and $158 and $115 in the nine months ended September 30, 2008 and 2007, respectively. The benefit recorded in the nine months ended September 30, 2008 included prior period adjustments of $9 related to the 2007 tax return.
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
The Company receives a foreign tax credit (“FTC”) against its U.S. tax liability for foreign taxes paid by the Company including payments from its separate account assets. The separate account FTC is estimated for the current year using information from the most recent filed return, adjusted for the change in the allocation of separate account investments to the international equity markets during the current year. The actual current year FTC can vary from the estimates due to actual FTCs passed through by the mutual funds. During the second quarter of 2008, the Company booked a tax benefit of $4 related to the 2007 provision to filed return adjustment. The Company recorded benefits related to separate account FTC of $3 and $3 in the three months ended September 30, 2008 and 2007, and $14 and $7 in the nine months ended September 30, 2008 and 2007, respectively.
The Company is included in the consolidated U.S. federal income tax return of The Hartford Financial Services Group, Inc. and files income tax returns in various states. The examination of The Hartford’s tax returns for 2002 through 2003 is anticipated to be completed during 2008. The 2004 through 2006 examination began during the second quarter of 2008, and is expected to close by the end of 2010. In addition, the Company is working with the IRS on a possible settlement of a DRD issue related to prior periods which, if settled, may result in the booking of tax benefits in early 2009. Such benefits are not expected to be material to the statement of operations.
2. Segment Information
The Company has four reporting segments: Retail Products Group (“Retail”), Retirement Plans (“Retirement”), Institutional Solutions Group (“Institutional”) and Individual Life.
Financial Measures and Other Segment Information
The accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies in Note 1. Life primarily evaluates performance of its segments based on revenues, net income and the segment’s return on allocated capital. Each reporting segment is allocated corporate surplus as needed to support its business.
The Company charges direct operating expenses to the appropriate segment and allocates the majority of indirect expenses to the segments based on an intercompany expense arrangement. Inter-segment revenues primarily occur between the Company’s Other category and the reporting segments. These amounts primarily include interest income on allocated surplus and interest charges on excess separate account surplus. Consolidated net investment income is unaffected by such transactions.
For further discussion of the types of products offered by each segment, see Note 2 of Notes to the Consolidated Financial Statements included in the Company’s 2007 Form 10-K Annual Report.

2. Segment Information (continued)
The following tables represent summarized financial information concerning the Company’s segments.

	Three Months ended September 30,		Nine Months ended September 30,
	2008	2007	2008	2007

Revenues [2]
Retail [1]	$208	$567	$770	$1,867
Individual Life	102	249	608	797
Retirement Plans	(38)	126	202	416
Institutional	(88)	778	677	1,818
Other [1]	(397)	31	(594)	205

Total revenues [1], [2]	$(213)	$1,751	$1,663	$5,103

[1]	The transition impact related to the SFAS 157 adoption was a reduction in revenues of $616 and $172 in Retail and Other, respectively, for the nine months ended September 30, 2008. For further discussion of the SFAS 157 transition impact, please refer to Note 3.

[2]	For the three and nine months ended September 30, 2008, total revenues have declined, compared to prior periods, primarily due to significant impairments on assets.

	Three Months ended September 30,		Nine Months ended September 30,
	2008	2007	2008	2007

Net Income (Loss) [2]
Retail [1]	$(852)	$255	$(820)	$506
Individual Life	(106)	51	(62)	140
Retirement Plans	(156)	1	(126)	48
Institutional	(393)	6	(547)	52
Other [1]	(317)	(23)	(541)	(84)

Total net income (loss) [1], [2]	$(1,824)	$290	$(2,096)	$662

[1]	The transition impact related to the SFAS 157 adoption was a reduction in net income of $209 and $102 in Retail and Other, respectively, for the nine months ended September 30, 2008. For further discussion of the SFAS 157 transition impact, please refer to Note 3.

[2]	For the three and nine months ended September 30, 2008, total net income has declined, compared to prior periods, primarily due to significant impairments on assets.
Total assets decreased primarily due to market declines impacting separate account assets and reductions in the fair value of investments across reporting segments as follows:

	September 30,	December 31,
	2008	2007

Assets
Retail	$111,027	$135,244
Individual Life	14,034	15,151
Retirement Plans	25,719	28,157
Institutional	62,398	77,990
Other	8,529	9,670

Total assets	$221,707	$266,212

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
Accounting for Guaranteed Benefits Offered With Variable Annuities
Many of the variable annuity contracts issued or reinsured by the Company offer various guaranteed minimum death, withdrawal, income and accumulation benefits. Those benefits are accounted for under SFAS 133 or AICPA Statement of Position No. 03-1 “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”). Guaranteed minimum benefits and reinsurance of guaranteed minimum benefits often meet the definition of an embedded derivative under SFAS 133 as they have notional amounts (the guaranteed balance) and underlyings (the investment fund options), they

3. Fair Value Measurements (continued)
require no initial net investment and they have terms that require or permit net settlement. However, certain guaranteed minimum benefits settle only upon a single insurable event, such as death (guaranteed minimum death benefits or “GMDB”) or living (life contingent portion of guaranteed minimum withdrawal benefits or “GMWB”), and as such are outside of the scope of SFAS 133 under the “insurance contract exception”. Guaranteed minimum benefits that are outside of the scope of SFAS 133 or do not meet the net settlement requirements of SFAS 133 are accounted for as insurance benefits under SOP 03-1.
Guaranteed Benefits Accounted for at Fair Value Prior to SFAS 157
The non-life contingent portion of GMWBs issued by the Company meet the definition of an embedded derivative under SFAS 133, and as such are recorded at fair value with changes in fair value recorded in net realized capital gains (losses) in net income. In bifurcating the embedded derivative, the Company attributes to the derivative a portion of total fees, in basis points, to be collected from the contract holder (the “Attributed Fees”). Attributed Fees are set equal to the present value of future claims, in basis points, (excluding margins for risk) expected to be paid for the guaranteed living benefit embedded derivative at the inception of the contract. The excess of total fees collected from the contract holder over the Attributed Fees are associated with the host variable annuity contract and are recorded in fee income. In subsequent valuations, both the present value of future claims expected to be paid and the present value of Attributed Fees expected to be collected are revalued based on current market conditions and policyholder behavior assumptions. The difference between each of the two components represents the fair value of the embedded derivative.
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
A GMWB contract is ‘in the money’ if the contract holder’s guaranteed remaining benefit becomes greater than the account value. As of September 30, 2008 and December 31, 2007, 57.9% and 19.4%, respectively, of all unreinsured U.S. GMWB ‘in-force’ contracts were ‘in the money’. For contracts that were ‘in the money’ the Company’s exposure to the guaranteed remaining benefit, after reinsurance, as of September 30, 2008 and December 31, 2007, was $3.2 billion and $139, respectively. However, the only ways the GMWB contract holder can monetize the excess of the GRB over the account value of the contract is upon death or if their account value is reduced to a contractually specified minimum level, through a combination of a series of withdrawals that do not exceed a specific percentage of the premiums paid per year and market declines. If the account value is reduced to the contractually specified minimum level, the contract holder will receive an annuity equal to the remaining GRB and for the Company’s “life-time” GMWB products payments can continue beyond the GRB. As the amount of the excess of the GRB over the account value can fluctuate with equity market returns on a daily basis and the ultimate lifetime GMWB payments can exceed the GRB, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than $3.2 billion. Significant declines in equity markets since September 30, 2008 have significantly increased our exposure to these guarantees.
Certain GMWBs, GMIBs and guaranteed minimum accumulation benefits (“GMAB”) reinsured by the Company meet the definition a freestanding derivative, even though in-form they are reinsurance. Accordingly, the following GMWB, GMIB and GMAB reinsurance agreements are recorded at fair value on the Company’s balance sheet, with prospective changes in fair value recorded in net realized capital gains (losses) in net income:
•	Reinsured GMIB: Effective July 31, 2006, a subsidiary of the Company, Hartford Life and Annuity Insurance Company (“HLAI”), entered into a reinsurance agreement with Hartford Life, Insurance KK (“HLIKK”), a wholly owned Japanese subsidiary of Hartford Life, Inc. (“Hartford Life”). Through this agreement, HLIKK agreed to cede and HLAI agreed to reinsure 100% of the risks associated with the in-force, as of July 31, 2006, and prospective GMIB riders issued by HLIKK on its variable annuity business except for policies and GMIB riders issued prior to April 1, 2005. The agreement also includes GMDB on covered contracts that have an associated GMIB rider. The GMDB portion of the rider is accounted for under SOP 03-1.

•	Reinsured GMAB: Effective September 30, 2007, HLAI entered into another reinsurance agreement where HLIKK agreed to cede and HLAI agreed to reinsure 100% of the risks associated with the in-force and prospective GMAB riders issued by HLIKK on certain of its variable annuity business.

•	Reinsured GMWB: Effective February 29, 2008, HLAI entered into a reinsurance agreement where HLIKK agreed to cede and HLAI agreed to reinsure 100 % of the risks associated with the in-force and prospective GMWB riders issued by HLIKK on certain variable annuity business.
The contracts underlying the GMWB, GMIB and GMAB reinsurance contracts are ‘in the money’ if the contract holder’s GRB is greater than the account value. For contracts that were ‘in the money’ the Company’s exposure related to GMIB and GMAB, as of September 30, 2008 and December 31, 2007, was $2.2 billion and $130, respectively. However, for GMIB’s, the only way the contract holder can monetize the excess of the GRB over the account value of the contract is upon annuitization and the amount to be paid by the Company will either be in the form of a lump sum, or over the annuity period for certain GMIB’s or over the annuity period only for other GMIB’s. For GMAB’s the only way that the contract holder can monetize the excess of the GRB over the account value of the contract is through a lump sum payment after a ten year waiting period. As the amount of the excess of the GRB over the account value can fluctuate with equity market returns on a daily basis, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than $2.2 billion. Significant declines in equity markets since September 30, 2008 have significantly increased our exposure to these guarantees.

3. Fair Value Measurements (continued)
Due to the significance of the non-observable inputs associated with pricing the reinsurance of the GMWB, GMIB and GMAB products that are free standing derivatives, the initial difference between the transaction price and the modeled value was recorded in additional paid-in capital because the reinsurance arrangements are between entities that are under common control of The Hartford Financial Services Group, Inc. (“The Hartford”).
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
GMWB Reinsurance
The Company has entered into reinsurance arrangements to offset a portion of its exposure to the GMWB for the remaining lives of covered contracts. Reinsurance contracts covering GMWB are considered freestanding derivatives that are recorded at fair value, with changes in fair value recorded in net realized gains/losses in net income.
Customized Derivatives
The Company has entered into customized swap contracts to hedge certain risk components for the remaining term of certain blocks of non-reinsured U.S. GMWB riders. These customized derivative contracts provide protection from capital markets risks based on policyholder behavior assumptions specified by the Company at the inception of the derivative transactions. Due to the significance of the non-observable inputs associated with pricing swap contracts entered into in 2007, the initial difference between the transaction price and modeled value of $51 was deferred in accordance with EITF 02-3 and included in other assets in the condensed consolidated balance sheets. The swap contract entered into in 2008 resulted in a loss at inception of approximately $20 before the effects of DAC amortization and income taxes, as market values on similar instruments were lower than the transaction price.
Other Derivative Instruments
The Company uses other hedging instruments to hedge its unreinsured GMWB exposure. These instruments include interest rate futures and swaps, variance swaps, S&P 500 and NASDAQ index put options and futures contracts. The Company also uses EAFE Index swaps to hedge GMWB exposure to international equity markets.
Adoption of SFAS 157 for Guaranteed Benefits Offered With Variable Annuities That are Required to be Fair Valued
Fair values for GMWB embedded derivatives, reinsured GMWB, GMIB and GMAB freestanding derivatives, reinsurance of GMWB and customized derivatives that hedge certain equity markets exposure for GMWB contracts are calculated based upon internally developed models because active, observable markets do not exist for those items. Below is a description of the Company’s fair value methodologies for guaranteed benefit liabilities, the related reinsurance and customized derivatives, all accounted for under SFAS 133, prior to the adoption of SFAS 157 and subsequent to adoption of SFAS 157.
Pre-SFAS 157 Fair Value
Prior to January 1, 2008, the Company used the guidance prescribed in SFAS 133 and other related accounting literature on fair value which represented the amount for which a financial instrument could be exchanged in a current transaction between knowledgeable, unrelated willing parties. However, under that accounting literature, when an estimate of fair value was made for liabilities where no market observable transactions existed for that liability or similar liabilities, market risk margins were only included in the valuation if the margin was identifiable, measurable and significant. If a reliable estimate of market risk margins was not obtainable, the present value of expected future cash flows under a risk neutral framework, discounted at the risk free rate of interest, was the best available estimate of fair value in the circumstances (“Pre-SFAS 157 Fair Value”).
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

3. Fair Value Measurements (continued)
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
As many guaranteed benefit obligations are relatively new in the marketplace, actual policyholder behavior experience is limited. As a result, estimates of future policyholder behavior are subjective and based on analogous internal and external data. As markets change, mature and evolve and actual policyholder behavior emerges, management continually evaluates the appropriateness of its assumptions for this component of the fair value model.
Fair Value Under SFAS 157
The Company’s SFAS 157 fair value is calculated as an aggregation of the following components: Pre-SFAS 157 Fair Value; Actively-Managed Volatility Adjustment; Credit Standing Adjustment; Market Illiquidity Premium and Behavior Risk Margin. The resulting aggregation is reconciled or calibrated, if necessary, to market information that is, or may be, available to the Company, but may not be observable by other market participants, including reinsurance discussions and transactions. The Company believes the aggregation of each of these components, as necessary and as reconciled or calibrated to the market information available to the Company, results in an amount that the Company would be required to transfer, for a liability or receive for an asset, to market participants in an active liquid market, if one existed, for those market participants to assume the risks associated with the guaranteed minimum benefits and the related reinsurance and customized derivatives required to be fair valued. The SFAS 157 fair value is likely to materially diverge from the ultimate settlement of the liability as the Company believes settlement will be based on our best estimate assumptions rather than those best estimate assumptions plus risk margins. In the absence of any transfer of the guaranteed benefit liability to a third party, the release of risk margins is likely to be reflected as realized gains in future periods’ net income. Each of the components described below are unobservable in the market place and require subjectivity by the Company in determining their value.
•	Actively-Managed Volatility Adjustment. This component incorporates the basis differential between the observable index implied volatilities used to calculate the Pre-SFAS 157 component and the actively-managed funds underlying the variable annuity product. The Actively-Managed Volatility Adjustment is calculated using historical fund and weighted index volatilities.

•	Credit Standing Adjustment. This component makes an adjustment that market participants would make to reflect the risk that guaranteed benefit obligations or the GMWB reinsurance recoverables will not be fulfilled (“nonperformance risk”). SFAS 157 explicitly requires nonperformance risk to be reflected in fair value. The Company calculates the Credit Standing Adjustment by using default rates provided by rating agencies, adjusted for market recoverability, reflecting the long-term nature of living benefit obligations and the priority of payment on these obligations versus long-term debt.

•	Market Illiquidity Premium. This component makes an adjustment that market participants would require to reflect that guaranteed benefit obligations are illiquid and have no market observable exit prices in the capital markets.

•	Behavior Risk Margin. This component adds a margin that market participants would require for the risk that the Company’s assumptions about policyholder behavior used in the Pre-SFAS 157 model could differ from actual experience. The Behavior Risk Margin is calculated by taking the difference between adverse policyholder behavior assumptions and the best estimate assumptions used in the Pre-SFAS 157 model using interest rate and volatility assumptions that the Company believes market participants would use in developing risk margins.
SFAS 157 Transition
The Company applied the provisions of SFAS 157 prospectively to financial instruments that are recorded at fair value including guaranteed living benefits that are required to be fair valued. The Company also applied the provisions of SFAS 157 using limited retrospective application (i.e., cumulative effect adjustment through opening retained earnings) to certain customized derivatives historically measured at fair value in accordance with EITF 02-3.
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
Moreover, the adoption of SFAS 157 has resulted in lower variable annuity fee income for new business issued in 2008 as Attributed Fees have increased consistent with incorporating additional risk margins and other indicia of “exit value” in the valuation of the embedded derivative. The level of Attributed Fees for new business each quarter also depends on the level of equity index volatility, as well as other factors, including interest rates. As equity index volatility has risen, interest rates have declined, and the Company adopted SFAS 157, the fees ascribed to the new business cohorts issued in 2008 have risen to levels above the rider fee for most products. The

3. Fair Value Measurements (continued)
extent of any excess of Attributed Fee over rider fee will vary by product. The Company does not believe it is likely that today’s level of Attributed Fees will persist over the long-term.
The Company also recognized a decrease in opening retained earnings of $51 in relation to the loss deferred in accordance with EITF 02-3 on customized derivatives purchased in 2007, and used to hedge a portion of the U.S. GMWB risk. In addition, the change in value of the customized derivatives due to the initial adoption of SFAS 157 of $41 was recorded as an increase in opening retained earnings with subsequent changes in fair value recorded in net realized capital gains (losses) in net income. After amortization of DAC and the effect of income taxes, the impact on opening retained earnings is a decrease of $3.
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

3. Fair Value Measurements (continued)
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

3. Fair Value Measurements (continued)
The following table presents the Company’s assets and liabilities that are carried at fair value by SFAS 157 hierarchy levels, as of September 30, 2008:

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets accounted for at fair value on a recurring basis
Fixed maturities, available-for-sale	$40,342	$388	$27,805	$12,149
Equity securities, available-for-sale	581	121	12	448
Other investments
Customized derivatives used to hedge U.S. GMWB	201	—	—	201
Other derivatives used to hedge U.S. GMWB	872	—	11	861
Other derivatives [1]	102	—	79	23
Total Other investments	1,175	—	90	1,085
Short-term investments	2,455	466	1,989	—
Reinsurance recoverables	438	—	—	438
Separate account assets [2] [5]	149,163	117,381	30,769	1,013

Total assets accounted for at fair value on a recurring basis	$194,154	$118,356	$60,665	$15,133

Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
U.S. GMWB	$(2,397)	$—	$—	$(2,397)
Reinsured Japan GMIB	(849)	—	—	(849)
Reinsured Japan GMAB	(23)	—	—	(23)
Reinsured Japan GMWB	(7)	—	—	(7)
Institutional Notes	(9)	—	—	(9)
Equity Linked Notes	(12)	—	—	(12)
Total other policyholder funds and benefits payable	(3,297)	—	—	(3,297)
Other liabilities [3]
Other derivatives used to hedge U.S. GMWB	80	—	(10)	90
Other investments	(515)	—	(213)	(302)
Total Other liabilities	(435)	—	(223)	(212)
Consumer notes [4]	(6)	—	—	(6)

Total liabilities accounted for at fair value on a recurring basis	$(3,738)	—	$(223)	$(3,515)

[1]	Includes over-the-counter derivative instruments in a net asset value position which may require the counterparty to pledge collateral to the Company. At September 30, 2008, $695 was the amount of cash collateral liability that was netted against the derivative asset value on the condensed consolidated balance sheet, and is excluded from the table above. See footnote 3 below for derivative liabilities.

[2]	Pursuant to the conditions set forth in SOP 03-1, the value of separate account liabilities is set to equal the fair value for separate account assets.

[3]	Includes over-the-counter derivative instruments in a net negative market value (derivative liability). In the SFAS 157 Level 3 roll forward table included below in this Note, the derivative asset and liability are referred to as “freestanding derivatives” and are presented on a net basis.

[4]	Represents embedded derivatives associated with non-funding agreement-backed consumer equity-linked notes.

[5]	Excludes approximately $4 billion of investment sales receivable net of investment purchases payable that are not subject to SFAS 157.
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
Fixed Maturity, Short- Term and Equity Securities, Available-for-Sale
The fair value for fixed maturity, short term, and equity securities, available-for-sale, is determined by management after considering one of three primary sources of information: third party pricing services, independent broker quotations, or pricing matrices. Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from third party pricing services, the remaining unpriced securities are submitted to independent brokers for prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these three pricing methods include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows and prepayments speeds. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third party pricing services normally derive the security prices through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Included in the pricing of ABS, collateralized mortgage obligations (“CMOs”), and mortgage-backed securities (“MBS”) are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates.
Prices from third party pricing services are often unavailable for securities that are rarely traded or traded only in privately negotiated transactions. As a result, certain securities are priced via independent broker quotations which utilize inputs that may be difficult to corroborate with observable market based data. Additionally, the majority of these independent broker quotations are non-binding. A pricing matrix is used to price securities for which the Company is unable to obtain either a price from a third party pricing service or an independent broker quotation. The pricing matrix used by the Company begins with current spread levels to determine the market price for the security. The credit spreads, as assigned by a knowledgeable private placement broker, incorporate the issuer’s credit rating and a risk premium, if warranted, due to the issuer’s industry and the security’s time to maturity. The issuer-specific yield adjustments, which can be positive or negative, are updated twice per year, as of June 30 and December 31, by the private placement broker and are intended to adjust security prices for issuer-specific factors. The Company assigns a credit rating to these securities based upon an internal analysis of the issuer’s financial strength.
The Company performs a monthly analysis on the prices and credit spreads received from third parties to ensure that the prices represent a reasonable estimate of the fair value. This process involves quantitative and qualitative analysis and is overseen by investment and accounting professionals. Examples of procedures performed include, but are not limited to, initial and on-going review of third party pricing services methodologies, review of pricing statistics and trends, back testing recent trades, and monitoring of trading volumes. In addition, the Company ensures whether prices received from independent brokers represent a reasonable estimate of fair value through the use of internal and external cash flow models developed based on spreads, and when available, market indices. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the available market data, the price received from the third party is adjusted accordingly. During the third quarter, the Company made fair value determinations which lowered prices received from third party pricing services and brokers by a total of $465. The securities adjusted had an amortized cost and fair value after adjustment of $3.7 billion and $2.4 billion, respectively, and were primarily CMBS securities.
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
Due to a general lack of transparency in the process that the brokers use to develop prices, most valuations that are based on brokers’ prices are classified as Level 3. Some valuations may be classified as Level 2 if the price can be corroborated. Internal matrix priced securities, primarily consisting of certain private placement debt, are also classified as Level 3. The matrix pricing of certain private placement debt includes significant non-observable inputs, the internally determined credit rating of the security and an externally provided credit spread.

3. Fair Value Measurements (continued)
The following table presents the fair value of the significant asset sectors within the SFAS 157 Level 3 securities classification as of September 30, 2008.

		% of Total
	Fair Value	Fair Value
ABS
Below Prime	1,711	13.6%
Collateralized Loan Obligations (CLOs)	1,707	13.6%
Other	711	5.6%
Corporate
Matrix priced private placements	3,193	25.4%
Other	2,284	18.1%
Commercial mortgage-backed securities (“CMBS”)	2,259	17.9%
Preferred stock	413	3.3%
Other	319	2.5%
Total Level 3 securities	12,597	100.0%
•	ABS below prime primarily represents sub-prime and Alt-A securities which are classified as Level 3 due to the lack of liquidity in the market.
•	ABS CLOs represent senior secured bank loan CLOs which are primarily priced by independent brokers.
•	ABS Other primarily represents broker priced securities.
•	Corporate-matrix priced represents private placement securities that are thinly traded and priced using a pricing matrix which includes significant non-observable inputs.
•	Corporate— other primarily represents broker priced securities which are thinly traded and privately negotiated transactions.
•	CMBS primarily represents CMBS bonds and commercial real estate collateralized debt obligations (“CRE CDOs”) which were either fair valued by the Company or by independent brokers due to the illiquidity of this sector.
•	Preferred stock primarily represents perpetual preferred securities that are currently illiquid due to market conditions.
Derivative Instruments, including embedded derivatives within investments
Derivative instruments are reported on the condensed consolidated balance sheets at fair value and are reported in Other Investments and Other Liabilities. Embedded derivatives are reported with the host instruments on the condensed consolidated balance sheet. Derivative instruments are fair valued using pricing valuation models, which utilize market data inputs or independent broker quotations. Excluding embedded derivatives, as of September 30, 2008, 97% of derivatives, based upon notional values, were priced by valuation models, which utilize independent market data. The remaining derivatives were priced by broker quotations. The derivatives are valued using mid-market inputs that are predominantly observable in the market. Inputs used to value derivatives include, but are not limited to, interest swap rates, foreign currency forward and spot rates, credit spreads and correlations, interest and equity volatility and equity index levels. The Company performs a monthly analysis on derivative valuations which includes both quantitative and qualitative analysis. Examples of procedures performed include, but are not limited to, review of pricing statistics and trends, back testing recent trades, analyzing the impacts of changes in the market environment and review of changes in market value for each derivative including those derivatives priced by brokers.
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
Derivative instruments classified as Level 3 include complex derivatives, such as equity options and swaps, interest rate derivatives which have interest rate optionality, certain credit default swaps, and long-dated interest rate swaps. Also included in Level 3 classification for derivatives are customized equity swaps that hedge the U.S. GMWB liabilities. Additional information on the customized transactions is provided under the “Accounting for Guaranteed Benefits Offered With Variable Annuities” section of this Note 3. These derivative instruments are valued using pricing models which utilize both observable and unobservable inputs and, to a lesser extent, broker quotations. A derivative instrument containing Level 1 or Level 2 inputs will be classified as a Level 3 financial instrument in its entirety if it has as least one significant Level 3 input.
The Company utilizes derivative instruments to manage the risk associated with certain assets and liabilities. However, the derivative instrument may not be classified with the same fair value hierarchy level as the associated assets and liabilities. Therefore the realized and unrealized gains and losses on derivatives reported in Level 3 may not reflect the offsetting impact of the realized and unrealized gains and losses of the associated assets and liabilities.

3. Fair Value Measurements (continued)
U.S. GMWB Reinsurance Derivative
The fair value of the U.S. GMWB reinsurance derivative is calculated as an aggregation of the components described in the SFAS 157 Transition section of this Note 3. The fair value of the U.S. GMWB reinsurance derivative is modeled using significant unobservable policyholder behavior inputs, identical to those used in calculating the underlying liability such as lapses, fund selection, resets and withdrawal utilization, and risk margins. As a result, the U.S. GMWB reinsurance derivative is categorized as Level 3.
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
GMWB Embedded Derivatives and Reinsured GMWB, GMAB and GMIB Free-Standing Derivatives (in Other Policyholder Funds and Benefits Payable)
The fair value of GMWB embedded derivative and reinsured GMWB, GMAB and GMIB free-standing derivatives, reported in Other Policyholder Funds and Benefits Payable on the Company’s condensed consolidated balance sheet, are calculated as an aggregation of the components described in the SFAS 157 Transition section of this Note 3. The fair value of those derivatives are modeled using significant unobservable policyholder behavior inputs, such as lapses, fund selection, resets and withdrawal utilization, and risk margins. As a result, the GMWB embedded derivatives and reinsured GMWB, GMAB and GMAB free-standing derivatives are categorized as Level 3.
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The tables below provide a fair value rollforward for the three and nine months ending September 30, 2008 for the financial instruments for which significant unobservable inputs (Level 3) are used in the fair value measurement on a recurring basis. The Company classifies the fair values of financial instruments within Level 3 if there are no observable markets for the instruments or, in the absence of active markets, the majority of the inputs used to determine fair value are based on the Company’s own assumptions about market participant assumptions. However, the Company prioritizes the use of market-based inputs over entity-based assumptions in determining Level 3 fair values in accordance with SFAS 157. Therefore, the gains and losses in the tables below include changes in fair value due partly to observable and unobservable factors.

3. Fair Value Measurements (continued)
Roll-forward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the three months from July 1, 2008 to September 30, 2008

							Changes in
							unrealized
							gains (losses)
							included in net
							income related
		Realized/unrealized				SFAS 157	to financial
		gains (losses)		Purchases,	Transfers	Fair value	instruments
	SFAS 157 Fair	included in:		issuances,	in and/or	as of	still held at
	value as of	Net income	AOCI	and	(out) of	September	September 30,
	July 1, 2008	[2], [3]	[5]	settlements	Level 3 [7]	30, 2008	2008 [3]

Assets
Fixed maturities	$12,264	$(391)	$(616)	$5	$887	$12,149	$(389)
Equity securities, available-for-sale	508	(73)	26	(3)	(10)	448	(73)
Freestanding derivatives [4]
Customized derivatives used to hedge U.S. GMWB	85	116	—	—	—	201	116
Other freestanding derivatives used to hedge U.S. GMWB	686	293	—	(28)	—	951	269
Other freestanding derivatives	(238)	(97)	(4)	60	—	(279)	(107)
Total Freestanding Derivatives	533	312	(4)	32	—	873	278
Reinsurance recoverable [1], [2], [9]	250	106	—	82	—	438	106
Separate accounts [6]	665	(53)	—	(25)	426	1,013	(34)

Supplemental Asset Information:
Total freestanding derivatives used to hedge U.S. GMWB including those in Levels 1, 2, and 3	784	475	—	(106)	—	1,153	475

Liabilities
Other policyholder funds and benefits payable accounted for at fair value [2]
U.S. GMWB	$(1,664)	$(697)	$—	$(36)	$—	$(2,397)	$(697)
Reinsured Japan GMIB	(417)	(404)	(1)	(27)	—	(849)	(404)
Reinsured Japan GMWB	(1)	(4)	—	(2)	—	(7)	(4)
Reinsured Japan GMAB	(25)	5	—	(3)	—	(23)	5
Institutional Notes	(21)	12	—	—	—	(9)	12
Equity Linked Notes	(15)	3	—	—	—	(12)	3
Total other policyholder funds and benefits payable accounted for at fair value [2]	(2,143)	(1,085)	(1)	(68)	—	(3,297)	(1,085)
Consumer notes	(3)	2	—	(5)	—	(6)	2

Supplemental Information:
Net U.S. GMWB (Embedded derivatives, freestanding derivatives including those in Levels 1, 2 and 3 and reinsurance recoverable) [8]	(630)	(116)	—	(60)	—	(806)	(116)

3. Fair Value Measurements (continued)
Roll-forward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the nine months from January 1, 2008 to September 30, 2008

							Changes in
							unrealized
							gains (losses)
							included in net
		Realized/unrealized					income related
		gains (losses)				SFAS 157	to financial
	SFAS 157 Fair	included in:		Purchases,	Transfers in	Fair value	instruments
	value as of	Net		issuances,	and/or	as of	still held at
	January 1,	income		and	(out) of	September	September 30,
	2008	[2], [3]	AOCI [5]	settlements	Level 3 [7]	30, 2008	2008 [3]

Assets
Fixed maturities	$13,558	$(525)	$(1,672)	$743	$45	$12,149	$(506)
Equity securities, available-for-sale	563	(77)	(51)	26	(13)	448	(81)
Freestanding derivatives [4]
Customized derivatives used to hedge U.S. GMWB	91	110	—	—	—	201	110
Other freestanding derivatives used to hedge U.S. GMWB	564	360	—	27	—	951	334
Other freestanding derivatives	(285)	(275)	(2)	185	98	(279)	(202)
Total Freestanding Derivatives	370	195	(2)	212	98	873	242
Reinsurance recoverable [1],[2], [9]	238	108	—	92	—	438	108
Separate accounts	701	(109)	—	(5)	426	1,013	(89)

Supplemental Asset Information:
Total freestanding derivatives used to hedge U.S. GMWB including those in Levels 1, 2 and 3	643	520	—	(10)	—	1,153	520

Liabilities
Other policyholder funds and benefits payable accounted for at fair value [2]
U.S. GMWB	$(1,433)	$(869)	$—	$(95)	$—	$(2,397)	$(869)
Reinsured Japan GMIB	(220)	(553)	2	(78)	—	(849)	(553)
Reinsured Japan GMWB	—	(4)	—	(3)	—	(7)	(4)
Reinsured Japan GMAB	(22)	8	—	(9)	—	(23)	8
Institutional Notes	(24)	15	—	—	—	(9)	15
Equity Linked Notes	(21)	9	—	—	—	(12)	9
Total other policyholder funds and benefits payable accounted for at fair value [2]	(1,720)	(1,394)	2	(185)	—	(3,297)	(1,394)
Consumer notes	(5)	4	—	(5)	—	(6)	4

Supplemental Information:
Net U.S. GMWB (Embedded derivatives, freestanding derivatives including those in Levels 1, 2 and 3 and reinsurance recoverable) [8]	(552)	(241)	—	(13)	—	(806)	(241)

[1]	The January 1, 2008 fair value of $238 includes the pre-SFAS 157 fair value of $128 and transitional adjustment of $110.

[2]	The Company classifies all the gains and losses on GMWB reinsurance derivatives and GMWB embedded derivatives and reinsured GMWB, GMIB and GMAB free standing derivatives as unrealized gains/losses for purposes of disclosure in this table because it is impracticable to track on a contract-by-contract basis the realized gains/losses for these derivatives and embedded derivatives.

[3]	All amounts in these columns are reported in net realized capital gains/losses, except for $2 and $3, for the three and nine months ending September 30, 2008, respectively, which are reported in benefits, losses and loss adjustment expenses. All amounts are before income taxes and amortization of DAC.

[4]	The freestanding derivatives, excluding reinsurance derivatives instruments, are reported in this table on a net basis for asset/ (liability) positions and reported on the condensed consolidated balance sheet in other investments and other liabilities.

[5]	AOCI refers to “Accumulated other comprehensive income” in the condensed consolidated statement of changes in stockholder’s equity. All amounts are before income taxes and amortization of DAC.

[6]	The realized/unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities which results in a net zero impact on net income for the Company.

[7]	Transfers in and/or (out) of Level 3 during the three and nine months ended September 30, 2008 are attributable to a change in the availability of market observable information for individual securities with the respective categories.

[8]	The net loss on U.S. GMWB since January 1, 2008 was primarily related to liability model assumption updates for mortality in the first quarter and market-based hedge ineffectiveness in the third quarter due to extremely volatile capital markets in September.

[9]	During July 2008, the Company reinsured, with a third party, U.S. GMWB risks associated with approximately $7.8 billion of account value sold between 2003 and 2006. The reinsurance agreement is an 80% quota-share agreement. The third party’s financial strength is rated A+ by A.M. Best, AA- by Standard and Poor’s and Aa2 by Moody’s. The reinsurance agreement will be accounted for as a freestanding derivative.

3. Fair Value Measurements (continued)
For comparative and informational purposes only, the following tables rollforward the customized and freestanding derivatives used to hedge US GMWB, the reinsurance recoverable for US GMWB and the embedded derivatives reported in other policyholder funds and benefits payable for the three and nine months periods ended September 30, 2007. The fair value amounts in these following tables are the Pre-SFAS 157 fair values.
Roll-forward for the three months from July 1, 2007 to September 30, 2007

		Total
		Realized/unrealized		Fair value as
		gains (losses)	Purchases,	of
	Fair value as of	included in	issuances, and	September 30,
	July 1, 2007	Net income	settlements	2007

Assets
Customized derivatives used to hedge US GMWB	$(21)	$29	$—	$8
Other freestanding derivatives used to hedge US GMWB	265	104	6	375
Reinsurance recoverable for US GMWB	20	54	6	80

Liabilities
Other policyholder funds and benefits payable accounted for at fair value
US GMWB	$(56)	$(326)	$(25)	$(407)
Reinsured Japan GMIB	79	(63)	(9)	7
Institutional Notes	18	(25)	—	(7)
Equity Linked Notes	—	1	(22)	(21)
Total other policyholder funds and benefits payable accounted for at fair value	41	(413)	(56)	(428)

Supplemental Information:
Net US GMWB (Embedded derivatives, freestanding derivatives and reinsurance recoverable) [1]	208	(139)	(13)	56

[1]	The net loss on US GMWB was primarily due to liability model assumption updates made during the third quarter to reflect model refinements.

3. Fair Value Measurements (continued)
Roll-forward for the nine months from January 1, 2007 to September 30, 2007

		Total
		Realized/unrealized		Fair value as
		gains (losses)	Purchases,	of
	Fair value as of	included in:	issuances, and	September 30,
	January 1, 2007	Net income	settlements	2007

Assets
Customized derivatives used to hedge US GMWB	$—	$8	$—	$8
Other freestanding derivatives used to hedge US GMWB	346	46	(17)	375
Reinsurance recoverable for US GMWB	(22)	85	17	80

Liabilities
Other policyholder funds and benefits payable accounted for at fair value	$
US GMWB	$53	$(389)	$(71)	$(407)
Reinsured Japan GMIB	119	(93)	(19)	7
Institutional Notes	4	(11)	—	(7)
Equity Linked Notes	—	1	(22)	(21)
Total other policyholder funds and benefits payable accounted for at fair value	176	(492)	(112)	(428)

Supplemental Information:
Net US GMWB (Embedded derivative, freestanding derivatives and reinsurance recoverable) [1]	377	(250)	(71)	56

[1]	The net loss on US GMWB was primarily due to liability model assumption updates made during the second and third quarter to reflect newly reliable market inputs for volatility and model refinements.
The following table summarizes the notional amount and fair value of freestanding derivatives in other investments, reinsurance recoverables, embedded derivatives in other policyholder funds and benefits payable and consumer notes as of September 30, 2008, and December 31, 2007. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and are not necessarily reflective of credit risk. The fair value amounts of derivative assets and liabilities are presented on a net basis in the following table.

	September 30, 2008		December 31, 2007
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value

Reinsurance recoverables for US GMWB	$11,815	$438	$6,579	$128
Customized derivatives used to hedge US GMWB	12,862	201	12,784	50
Freestanding derivatives used to hedge US GMWB	10,751	952	8,573	592
US GMWB	47,022	(2,397)	44,852	(707)
Reinsured Japan GMIB	17,159	(849)	15,297	(72)
Reinsured Japan GMWB	253	(7)	—	—
Reinsured Japan GMAB	3,674	(23)	2,768	2
Consumer Notes	70	(6)	19	(5)
Equity Linked Notes	50	(12)	50	(21)

Total	$103,656	$(1,703)	$90,922	$(33)

The increase in notional of embedded derivatives associated with GMWB and the reinsured living benefit riders is primarily due to additional product sales. The increase in customized derivatives used to hedge U.S. GMWB hedging derivatives was primarily related to a customized swap contract that was entered into during the three months ended June, 30, 2008, with a notional value of $3.2 billion. The increase in the reinsurance recoverables for U.S. GMWB was primarily due to the execution of a reinsurance transaction in July 2008. The decrease in the net fair value of the derivative instruments in the table above was primarily due to the adoption of SFAS 157 and the net effect of capital markets movements during the third quarter of 2008.

4. Investments and Derivative Instruments

		September 30, 2008				December 31, 2007
	Cost or	Gross	Gross		Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Bonds and Notes
ABS	$7,232	$6	$(1,289)	$5,949	$7,602	$24	$(519)	$7,107
CMBS	10,061	32	(2,046)	8,047	11,515	159	(572)	11,102
CMOs
Agency backed	545	9	(3)	551	793	18	(3)	808
Non-agency backed	328	—	(47)	281	411	4	(2)	413
Corporate	22,452	330	(1,537)	21,245	21,928	807	(571)	22,164
Government/Government agencies
Foreign	416	19	(16)	419	465	35	(2)	498
United States	1,362	22	(6)	1,378	516	14	(1)	529
MBS	1,642	8	(14)	1,636	1,750	15	(15)	1,750
States, municipalities and political subdivisions	914	6	(84)	836	1,226	32	(20)	1,238
Redeemable preferred stock	—	—	—	—	2	2	(2)	2

Fixed maturities	$44,952	$432	$(5,042)	$40,342	$46,208	$1,110	$(1,707)	$45,611
Equity securities, available-for-sale	648	2	(69)	581	763	10	(51)	722

Total securities, available-for-sale	$45,600	$434	$(5,111)	$40,923	$46,971	$1,120	$(1,758)	$46,333

Securities Lending
The Company participates in securities lending programs to generate additional income, whereby certain domestic fixed income securities are loaned from the Company’s portfolio to qualifying third party borrowers, in return for collateral in the form of cash or U.S. government securities. Borrowers of these securities provide collateral of 102% of the market value of the loaned securities and can return the securities to the Company for cash at varying maturity dates. As of September 30, 2008 and December 31, 2007, under terms of securities lending programs, the fair value of loaned securities was approximately $2.6 billion and $3.1 billion, respectively, which was included in fixed maturities in the condensed consolidated balance sheets. As of September 30, 2008, the Company held collateral against the loaned securities in the amount of $2.7 billion.
Security Unrealized Loss Aging
As part of the Company’s ongoing security monitoring process by a committee of investment and accounting professionals, the Company has identified securities in an unrealized loss position that could potentially be other-than-temporarily impaired. For further discussion regarding the Company’s other-than-temporary impairment policy, see the Investments section of Note 1 in The Hartford’s 2007 Form 10-K Annual Report. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, management’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in market value, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that the prices of the securities in the sectors identified in the tables below were temporarily depressed as of September 30, 2008 and December 31, 2007.
The following tables present the Company’s unrealized loss aging for total fixed maturity and equity securities classified as available-for-sale as of September 30, 2008 and December 31, 2007, by investment category and length of time the security was in a continuous unrealized loss position.

4. Investments and Derivative Instruments (continued)

	September 30, 2008
	Less Than 12 Months			12 Months or More			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses

ABS	$3,580	$3,004	$(576)	$3,314	$2,601	$(713)	$6,894	$5,605	$(1,289)
CMOs
Agency backed	200	197	(3)	26	26	—	226	223	(3)
Non-agency backed	195	163	(32)	50	35	(15)	245	198	(47)
CMBS	4,680	3,924	(756)	4,417	3,127	(1,290)	9,097	7,051	(2,046)
Corporate	11,977	11,114	(863)	4,264	3,590	(674)	16,241	14,704	(1,537)
Government/Government agencies
Foreign	225	211	(14)	37	35	(2)	262	246	(16)
United States	375	369	(6)	—	—	—	375	369	(6)
MBS	550	545	(5)	296	287	(9)	846	832	(14)
States, municipalities and political subdivisions	464	428	(36)	251	203	(48)	715	631	(84)
Total fixed maturities	22,246	19,955	(2,291)	12,655	9,904	(2,751)	34,901	29,859	(5,042)
Equity securities, available-for-sale	278	230	(48)	106	85	(21)	384	315	(69)

Total temporarily impaired securities	$22,524	$20,185	$(2,339)	$12,761	$9,989	$(2,772)	$35,285	$30,174	$(5,111)

	December 31, 2007
	Less Than 12 Months			12 Months or More			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses

ABS	$6,271	$5,789	$(482)	$497	$460	$(37)	$6,768	$6,249	$(519)
CMOs
Agency backed	270	268	(2)	60	59	(1)	330	327	(3)
Non-agency backed	97	96	(1)	33	32	(1)	130	128	(2)
CMBS	5,493	5,010	(483)	1,808	1,719	(89)	7,301	6,729	(572)
Corporate	8,354	7,920	(434)	2,554	2,417	(137)	10,908	10,337	(571)
Government/Government agencies
Foreign	86	84	(2)	43	43	—	129	127	(2)
United States	136	135	(1)	7	7	—	143	142	(1)
MBS	49	48	(1)	760	746	(14)	809	794	(15)
States, municipalities and political subdivisions	383	373	(10)	189	179	(10)	572	552	(20)
Redeemable preferred stock	4	2	(2)	—	—	—	4	2	(2)
Total fixed maturities	21,143	19,725	(1,418)	5,951	5,662	(289)	27,094	25,387	(1,707)
Equity securities, available-for-sale	615	565	(50)	20	19	(1)	635	584	(51)

Total temporarily impaired securities	$21,758	$20,290	$(1,468)	$5,971	$5,681	$(290)	$27,729	$25,971	$(1,758)

4. Investments and Derivative Instruments (continued)
The following tables present the Company’s unrealized loss aging for total fixed maturity and equity securities classified as available-for-sale depressed over 20% as of September 30, 2008 and December 31, 2007, by length of time the security was in an unrealized loss position.

Securitized Assets Depressed over 20%
	September 30, 2008				December 31, 2007
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss

Three months or less	368	$4,357	$2,807	$(1,550)	115	$918	$613	$(305)
Greater than three to six months	109	1,209	684	(525)	18	130	76	(54)
Greater than six to nine months	90	790	482	(308)	—	—	—	—
Greater than nine to twelve months	4	23	14	(9)	—	—	—	—
Greater than twelve months	3	13	7	(6)	3	33	22	(11)

Total	574	$6,392	$3,994	$(2,398)	136	$1,081	$711	$(370)

All Other Securities Depressed over 20%
	September 30, 2008				December 31, 2007
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss

Three months or less	193	$1,921	$1,450	$(471)	52	$65	$50	$(15)
Greater than three to six months	17	263	183	(80)	5	30	5	(25)
Greater than six to nine months	14	251	171	(80)	—	—	—	—
Greater than nine to twelve months	2	15	11	(4)	—	—	—	—
Greater than twelve months	—	—	—	—	1	2	1	(1)

Total	226	$2,450	$1,815	$(635)	58	$97	$56	$(41)

Securitized Assets
The majority of securitized assets depressed over 20% for six consecutive months are primarily related to CMBS and sub-prime RMBS. Based upon the Company’s cash flow modeling in a severe negative economic outlook, which shows no loss of principle and interest, and the Company’s assertion of its ability and intent to retain the securities until recovery, it has been determined that these securities are temporarily impaired as of September 30, 2008.
All Other Securities
The majority of all other securities depressed over 20% for six consecutive months or greater in the tables above primarily relate to Corporate Financial Services securities that include corporate bonds as well as preferred equity issued by large high quality financial institutions that are lower in the capital structure, and as a result have incurred greater price depressions. Based upon the Company’s analysis of these securities and current macroeconomic conditions, the Company expects to see significant price recovery on these securities within a reasonable period of time, generally two years.
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
As of September 30, 2008 and December 31, 2007, the Company had relationships with four and six, respectively, VIEs where the Company was the primary beneficiary. The following table sets forth the carrying value of assets and liabilities, and the Company’s maximum exposure to loss on these consolidated VIEs.

4. Investments and Derivative Instruments (continued)

	September 30, 2008			December 31, 2007
		Total	Maximum		Total	Maximum
	Total	Liabilities	Exposure	Total	Liabilities	Exposure
	Assets	[1]	to Loss	Assets	[1]	to Loss

CLOs [2]	$336	$157	$175	$128	$73	$74
Limited partnerships	301	121	180	309	121	188
Other investments [3]	261	164	93	296	126	178

Total	$898	$442	$448	$733	$320	$440

[1]	Creditors have no recourse against the Company in the event of default by the VIE.

[2]	The Company provides collateral management services and earns a fee associated with these structures.

[3]	Other investments include one unlevered investment bank loan fund for which the Company provides collateral management services and earns an associated fee. As of December 31, 2007, one investment structure was also included that was backed by preferred securities.
As of September 30, 2008 and December 31, 2007, the Company also held variable interests in two and four VIEs, respectively, where the Company is not the primary beneficiary. These investments have been held by the Company for two years. The Company’s maximum exposure to loss from these non-consolidated VIEs as of September 30, 2008 and December 31, 2007 was $241 and $100, respectively.
As of December 31, 2007, HIMCO was the collateral manager of four VIEs with provisions that allowed for termination if the fair value of the aggregate referenced bank loan portfolio declined below a stated level. These VIEs were market value CLOs that invested in senior secured bank loans through total return swaps. Two of these market value CLOs were consolidated, and two were not consolidated. During the first quarter of 2008, the fair value of the aggregate referenced bank loan portfolio declined below the stated level in all four market value CLOs and the total return swap counterparties terminated the transactions. Three of these CLOs were restructured from market value CLOs to cash flow CLOs without market value triggers and the remaining CLO is expected to terminate by the end of 2008. The Company realized a capital loss of $50, before-tax, from the termination of these CLOs. In connection with the restructurings, the Company purchased interests in two of the resulting VIEs, one of which the Company is the primary beneficiary. These purchases resulted in an increase in the Company’s maximum exposure to loss for both consolidated and non-consolidated VIEs.
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

	September 30, 2008		December 31, 2007
	Fair Value	Fair Value	Fair Value	Fair Value
	Assets	Liabilities	Assets	Liabilities

Fixed maturities, available-for-sale	$—	$4	$—	$—
Other investments	1,175	—	446	—
Reinsurance recoverables	438	—	128	—
Other policyholder funds and benefits payable	—	3,288	2	801
Consumer notes	—	6	—	5
Other liabilities	—	435	—	354

Total	$1,613	$3,733	$576	$1,160

4. Investments and Derivative Instruments (continued)
The following table summarizes the notional amount and fair value of derivatives by hedge designation as of September 30, 2008, and December 31, 2007. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and are not necessarily reflective of credit risk. The fair value amounts of derivative assets and liabilities are presented on a net basis in the following table.

	September 30, 2008		December 31, 2007
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value

Cash-flow hedges	$6,832	$(105)	$5,245	$(196)
Fair-value hedges	2,886	(20)	4,290	(13)
Other investment and risk management activities	123,546	(1,995)	108,106	(375)

Total	$133,264	$(2,120)	$117,641	$(584)

The notional amount of derivatives in cash-flow hedge relationships increased since December 31, 2007, primarily due to an increase in interest rate swaps used to hedge changes in cash flows associated with variable rate bonds due to changes in interest rates.
The notional amount of derivatives in fair-value hedge relationships decreased since December 31, 2007, primarily due to a decline in interest rate swaps used to hedge changes in fair value of fixed rate bonds due to changes in interest rates.
The increase in notional amount of derivatives used for other investment and risk management activities increased since December 31, 2007, primarily due to an increase in notional related to derivatives associated with GMWB riders (See Note 3), statutory reserve hedging instruments, and derivatives associated with GMIB and GMAB reinsured from a related party (See Note 3), partially offset by a decline in notional of credit derivatives. During the three months ended September 30, 2008, the Company entered into two additional hedges on the S&P 500 index to economically hedge the statutory reserve impact of equity exposure arising primarily from GMDB and GMWB obligations against a decline in the equity markets to certain levels. The notional value and fair value of these derivatives as of September 30, 2008, is $5.3 billion and $49. The notional amount related to credit derivatives declined since December 31, 2007, primarily due to terminations and maturities of credit derivatives, which reduced the overall net credit exposure assumed by the Company through credit derivatives.
The decrease in net fair value of derivative instruments since December 31, 2007, was primarily related to GMWB derivatives (See Note 3) and the internal reinsurance contract associated with GMIB (See Note 3).
Ineffectiveness on hedges that qualify for hedge accounting and the total change in value for derivative-based strategies that do not qualify for hedge accounting treatment (“non-qualifying strategies”), including periodic derivative net coupon settlements, are reported in earnings and are presented in the following table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Ineffectiveness on cash-flow hedges	$(1)	$1	$2	$—
Ineffectiveness on fair-value hedges	—	2	—	(3)
Total change in value for non-qualifying strategies	(531)	(151)	(1,732)	(406)

Other	(39)	—	(39)	—

Net earnings impact, before tax	$(571)	$(148)	$(1,769)	$(409)

The total change in value for non-qualifying strategies, including periodic derivative net coupon settlements, are reported in net realized capital gains (losses). The circumstances giving rise to the changes in these non-qualifying strategies are as follows:
•	For the three and nine months ended September 30, 2008, net losses were primarily comprised of net losses on the internal reinsurance of GMIB (See Note 3), GMWB related hedging derivatives (See Note 3), and credit default swaps. The net losses on credit default swaps were a result of credit spread widening.
•	For the three and nine months ended September 30, 2007, net losses were primarily comprised of net losses on GMWB related derivatives (See Note 3), net losses associated with the internal reinsurance of GMIB (See Note 3), and net losses on credit derivatives, partially offset by net gains on the Japan fixed annuity hedging instruments. The gains on the Japanese fixed annuity hedging instruments were primarily due to the Japanese yen strengthening against the U.S. dollar.
For the three and nine months ended September 30, 2008, the Company has incurred Other losses of $(39) on derivative instruments due to counterparty default related to the bankruptcy of Lehman Brothers Holdings Inc. These losses were a result of the contractual collateral threshold amounts and open collateral calls in excess of such amounts immediately prior to the bankruptcy filing, as well as interest rate and credit spread movements from the date of the last collateral call to the date of bankruptcy filing.

4. Investments and Derivative Instruments (continued)
As of September 30, 2008, the before tax deferred net (losses) on derivative instruments recorded in accumulated other comprehensive income (loss) (“AOCI”) that are expected to be reclassified to earnings during the next twelve months are $(2). This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on existing variable-rate financial instruments) is five years. For the three months ended September 30, 2008, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring. For the nine months ended September 30, 2008, the Company had $(4), before-tax, of net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring. For the three and nine months ended September 30, 2007, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
5. Deferred Policy Acquisition Costs and Present Value of Future Profits
Changes in deferred policy acquisition costs and present value of future profits were as follows:
Life
Unlock Results
During the third quarter of 2008, the Company completed a comprehensive study of assumptions underlying estimated gross profits (“EGPs”), resulting in an Unlock of future estimated gross profits (the “Unlock”). The study covered all assumptions, including mortality, lapses, expenses, and separate account returns, in substantially all product lines. The new best estimate assumptions were applied to the current policy related in-force or account values to project future gross profits. The after-tax impact on the Company’s assets and liabilities as a result of the Unlock during the third quarter was as follows:

			Death and
		Unearned	Income	Sales
Segment	DAC and	Revenue	Benefit	Inducement
After-tax (charge) benefit	PVFP	Reserves	Reserves [1]	Assets	Total

Retail	$(647)	$18	$(75)	$(27)	$(731)
Retirement Plans	(49)	—	—	—	(49)
Individual Life	(29)	(12)	(3)	—	(44)

Total	$(725)	$6	$(78)	$(27)	$(824)

[1]	As a result of the Unlock, death benefit reserves, in Retail, increased $389, pre-tax, offset by an increase of $273, pre-tax, in reinsurance recoverables.
Changes in deferred policy acquisition costs and present value of future profits were as follows:

	2008	2007

Balance, January 1, before cumulative effect of accounting change, pre-tax	$8,393	$7,334
Cumulative effect of accounting change, pre-tax (SOP 05-1) [1]	—	(20)

Balance, January 1, as adjusted	8,393	7,314
Deferred costs	873	1,057
Amortization — Deferred policy acquisition costs and present value of future profits [2]	(196)	(636)
Amortization — Unlock, pre-tax	(1,117)	302
Adjustments to unrealized gains and losses on securities, available-for-sale and other	819	172

Balance, September 30	$8,772	$8,209

[1]	The Company’s cumulative effect of accounting change includes an additional $(1), pre-tax, related to sales inducements.

[2]	The decrease in amortization from the prior year period is due to lower actual gross profits resulting from increased realized capital losses primarily from the adoption of SFAS 157 at the beginning of the first quarter of 2008 and impairment charges taken during 2008. For further discussion of the SFAS 157 transition impact, see Note 3.
6. Separate Accounts, Death Benefits and Other Insurance Benefit Features
The Company records the variable portion of individual variable annuities, 401(k), institutional, 403(b)/457, private placement life and variable life insurance products within separate account assets and liabilities. Separate account assets are reported at fair value. Separate account liabilities are set equal to separate account assets. Separate account assets are segregated from other investments. Investment income and gains and losses from those separate account assets, which accrue directly to, and whereby investment risk is borne by the policyholder, are offset by the related liability changes within the same line item in the condensed consolidated statements of operations. The fees earned for administrative and contract holder maintenance services performed for these separate accounts are included in fee

6. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)
income. For the three and nine months ended September 30, 2008 and 2007, there were no gains or losses on transfers of assets from the general account to the separate account.
Many of the variable annuity and universal life (“UL”) contracts issued by the Company offer various guaranteed minimum death and withdrawal benefits and UL secondary guarantee benefits. UL secondary guarantee benefits ensure that the policy will not terminate, and will continue to provide a death benefit, even if there is insufficient policy value to cover the monthly deductions and charges. Guaranteed minimum death benefits are offered in various forms as described in further detail throughout this Note 6. The Company currently reinsures a portion of the death benefit guarantees associated with its in-force block of business. The Company also assumes, through reinsurance, minimum death, income, withdrawal and accumulation benefits offered by an affiliate. For additional information related to the risk associated with the affiliate reinsurance of these benefits, see Note 3.
Changes in the gross guaranteed minimum death benefit (“GMDB”) and UL secondary guarantee benefits sold with annuity and/or UL products accounted for and collectively known as “SOP 03-1 reserve liabilities” are as follows:

		UL Secondary
	GMDB [1]	Guarantees [1]

Liability balance as of December 31, 2007	$531	$19
Incurred	135	16
Unlock	389	—
Paid	(127)	—

Liability balance as of September 30, 2008	$928	$35

[1]	The reinsurance recoverable asset related to the GMDB was $611 as of September 30, 2008. The reinsurance recoverable asset related to the UL Secondary Guarantees was $14 as of September 30, 2008.

		UL Secondary
	GMDB [1]	Guarantees [1]

Liability balance as of December 31, 2006	$476	$7
Incurred	108	2
Unlock	(4)	—
Paid	(67)	—

Liability balance as of September 30, 2007	$513	$9

[1]	The reinsurance recoverable asset related to the GMDB was $319 as of September 30, 2007. The reinsurance recoverable asset related to the UL Secondary Guarantees was $8 as of September 30, 2007.
The net SOP 03-1 reserve liabilities are established by estimating the expected value of net reinsurance costs and death benefits in excess of the projected account balance. The excess death benefits and net reinsurance costs are recognized ratably over the accumulation period based on total expected assessments. The SOP 03-1 reserve liabilities are recorded in reserve for future policy benefits in the Company’s condensed consolidated balance sheets. Changes in the SOP 03-1 reserve liabilities are recorded in benefits, losses and loss adjustment expenses in the Company’s condensed consolidated statements of operations. In a manner consistent with the Company’s accounting policy for deferred acquisition costs, the Company regularly evaluates estimates used and adjusts the additional liability balances, with a related charge or credit to benefit expense if actual experience or other evidence suggests that earlier assumptions should be revised.
The following table provides details concerning GMDB exposure directly written by the Company:

Breakdown of Variable Annuity Account Value by GMDB Type at September 30, 2008
			Retained Net	Weighted Average
	Account	Net Amount	Amount	Attained Age of
Maximum anniversary value (“MAV”) [1]	Value	at Risk [8]	at Risk [8]	Annuitant

MAV only	$32,985	$9,699	$2,967	66
With 5% rollup [2]	2,363	782	304	65
With Earnings Protection Benefit Rider (“EPB”) [3]	3,417	768	130	62
With 5% rollup & EPB	946	247	46	64

Total MAV	39,711	11,496	3,447
Asset Protection Benefit (“APB”) [4]	33,685	7,339	4,081	63
Lifetime Income Benefit (“LIB”)- Death Benefit [5]	9,813	246	246	63
Reset [6] (5-7 years)	4,378	619	618	66
Return of Premium [7] /Other	11,531	321	173	54

Total at September 30, 2008	$99,118	$20,021	$8,565	63

[1]	MAV: the death benefit is the greatest of current account value, net premiums paid and the highest account value on any anniversary before age 80 (adjusted for withdrawals).

6. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

[2]	Rollup: the death benefit is the greatest of the MAV, current account value, net premium paid and premiums (adjusted for withdrawals) accumulated at generally 5% simple interest up to the earlier of age 80 or 100% of adjusted premiums.

[3]	EPB: the death benefit is the greatest of the MAV, current account value, or contract value plus a percentage of the contract’s growth. The contract’s growth is account value less premiums net of withdrawals, subject to a cap of 200% of premiums net of withdrawals.

[4]	APB: the death benefit is the greater of current account value or MAV, not to exceed current account value plus 25% times the greater of net premiums and MAV (each adjusted for premiums in the past 12 months).

[5]	LIB: the death benefit is the greatest of current account value, net premiums paid, or for certain contracts a benefit amount that ratchets over time, generally based on market performance.

[6]	Reset: the death benefit is the greatest of current account value, net premiums paid and the most recent five to seven year anniversary account value before age 80 (adjusted for withdrawals).

[7]	Return of premium: the death benefit is the greater of current account value and net premiums paid.

[8]	Net amount at risk and retained net amount at risk are highly sensitive to equity market movements. For example, as equity market declines, net amount at risk and retained net amount at risk will generally increase.
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
Broker Compensation Litigation — Following the New York Attorney General’s filing of a civil complaint against Marsh & McLennan Companies, Inc., and Marsh, Inc. (collectively, “Marsh”) in October 2004 alleging that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them, private plaintiffs brought several lawsuits against The Hartford predicated on the allegations in the Marsh complaint, to which The Hartford was not party. Among these is a multidistrict litigation in the United States District Court for the District of New Jersey. There are two consolidated amended complaints filed in the multidistrict litigation, one related to conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. The Company is named in the group benefits products complaint. The complaints assert, on behalf of a putative class of persons who purchased insurance through broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group benefits products complaint, claims under the Employee Retirement Income Security Act of 1974 (“ERISA”). The claims are predicated upon allegedly undisclosed or otherwise improper payments of contingent commissions to the broker defendants to steer business to the insurance company defendants. The district court has dismissed the Sherman Act and RICO claims in both complaints for failure to state a claim and has granted the defendants’ motions for summary judgment on the ERISA claims in the group-benefits products complaint. The district court further has declined to exercise supplemental jurisdiction over the state law claims, has dismissed those state law claims without prejudice, and has closed both cases. The plaintiffs have appealed the dismissal of claims in both consolidated amended complaints, except the ERISA claims.

8. Stock Compensation Plans
Hartford Life’s employees are included in The Hartford 2005 Incentive Stock Plan and The Hartford Employee Stock Purchase Plan.
The Hartford has two primary stock-based compensation plans. Shares issued in satisfaction of stock-based compensation may be made available from authorized but unissued shares, shares held by The Hartford in treasury or from shares purchased in the open market. In 2008, The Hartford issued shares from treasury in satisfaction of stock-based compensation. In 2007, The Hartford issued new shares in satisfaction of stock-based compensation. The Company was allocated compensation expense of $3 and $5 for the three months ended September 30, 2008 and 2007, respectively and $14 and $16 for the nine months ended September 30, 2008 and 2007, respectively. The Company’s income tax benefit recognized for stock-based compensation plans was $1 and $2 for the three months ended September 30, 2008 and 2007 and $4 and $5 for the nine months ended September 30, 2008, and 2007, respectively. The Company did not capitalize any cost of stock-based compensation.
9. Debt
Consumer Notes
As of September 30, 2008 and December 31, 2007, $1,225 and $809, respectively, of consumer notes were outstanding. As of September 30, 2008, these consumer notes have interest rates ranging from 4.0% to 6.3% for fixed notes and, for variable notes, either consumer price index plus 80 to 267 basis points or indexed to the S&P 500, Dow Jones Industrials or the Nikkei 225. For the three months ended September 30, 2008 and 2007, interest credited to holders of consumer notes was $16 and $10, respectively. For the nine months ended September 30, 2008 and 2007, interest credited to holders of consumer notes was $43 and $21, respectively.
10. Transactions with Affiliates
Transactions of the Company with Hartford Fire Insurance Company, Hartford Holdings and its affiliates (collectively referred to as “The Hartford”) relate principally to tax settlements, reinsurance, insurance coverage, rental and service fees, payment of dividends and capital contributions. In addition, an affiliated entity purchased group annuity contracts from the Company to fund structured settlement periodic payment obligations assumed by the affiliated entity as part of claims settlements with property casualty insurance companies and self-insured entities. As of September 30, 2008 and December 31, 2007 the Company had $5 billion and $4.8 billion of reserves for claim annuities purchased by affiliated entities. For the three months ended September 30, 2008 and 2007, the Company recorded earned premiums of $122 and $105 for these intercompany claim annuities. For the nine months ended September 30, 2008 and 2007, the Company recorded earned premiums of $364 and $370 for these intercompany claim annuities.
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
Hartford Life sells fixed market value adjusted (“MVA”) annuity products to customers in Japan. The yen based MVA product is written by HLIKK, a wholly owned Japanese subsidiary of Hartford Life and subsequently reinsured to the Company. As of September 30, 2008 and December 31, 2007, $2.4 billion and $1.8 billion, respectively, of the account value had been assumed by the Company.
The Reinsurance Agreement for GMDB business is accounted for under SOP 03-1 “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”). As of September 30, 2008 the liability for the assumed reinsurance of the GMDB and the net amount at risk was $12 and $3.2 billion, respectively. As of December 31, 2007 the liability for the assumed reinsurance of the GMDB and the net amount at risk was $4 and $380, respectively.
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
11. Investment by Allianz SE in The Hartford Financial Services Group, Inc.
On October 17, 2008, the Company’s ultimate parent company The Hartford entered into an Investment Agreement (the “Investment Agreement”), with Allianz SE (“Allianz”) under which, among other things, The Hartford agreed to issue and sell in a private placement to Allianz for aggregate cash consideration of $2.5 billion: (i) $1.75 billion of The Hartford’s 10% Fixed-to-Floating Rate Junior Subordinated Debentures due 2068 (the “Debentures”); (ii) 6,048,387 shares of The Hartford’s Series D Non-Voting Contingent Convertible Preferred Stock (the “Series D Preferred Stock”), initially convertible (as discussed below) into 24,193,548 shares of The Hartford’s common stock at an issue price of $31.00 per share; and (iii) warrants (the “Warrants”) to purchase The Hartford’s Series B

11. Investment by Allianz SE in The Hartford Financial Services Group, Inc. (continued)
Non-Voting Contingent Convertible Preferred Stock (the “Series B Preferred Stock”) and Series C Non-Voting Contingent Convertible Preferred Stock (the “Series C Preferred Stock” and, together with the Series B Preferred Stock and the Series D Preferred Stock, the “Preferred Stock”) structured to entitle Allianz, upon receipt of necessary approvals, to purchase 69,115,324 shares of Common Stock at an initial exercise price of $25.32 per share. The private placement closed on October 17, 2008.
12. Subsequent Event
Due to significant market declines since September 30, 2008, approximately 95% of the in-force policies of the 3 Win product in Japan equaling approximately $3.0 billion of account value have declined to 80% or less of their initial deposit, thus triggering the associated GMIB. The GMIB is reinsured to the Company. Once triggered, this GMIB requires the policyholder to elect one of two options; either receive 80% of their initial deposit without surrender penalty immediately or receive 100% of the initial deposit via a 15 year payout annuity. In either case these actions effectively eliminate all future profits on these policies. Through the reinsurance agreement, the Company is required to make payments in 12 equal annual installments to HLIKK. As a result of triggering the GMIB for these policies during the fourth quarter of 2008, and based on current assumptions about the policyholder annuitization election rate and expected investment returns, which could be higher or lower than today’s investment returns and a yen to dollar exchange rate of ¥93 to $1 dollar, the Company will record estimated increased reserves of $50-$90, after-tax.

     Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in millions, unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Hartford Life Insurance Company and its subsidiaries (“Hartford Life Insurance Company”, “Life” or the “Company”) as of September 30, 2008, compared with December 31, 2007, and its results of operations for the three and nine months ended September 30, 2008 compared to the comparable period in 2007. This discussion should be read in conjunction with the MD&A in Hartford Life Insurance Company’s 2007 Form 10-K Annual Report.
Certain of the statements contained herein are forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company’s control and have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in Part II, Item 1A, as well as Part I, Item 1A, Risk Factors in the Company’s 2007 Form 10-K Annual Report. These factors include: the difficulty in predicting the potential effect from the legislation and other governmental initiatives taken in response to the current financial crisis; the possible occurrence of terrorist attacks; the response of reinsurance companies under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect the Company against losses; changes in financial and capital markets, including changes in interest rates, credit spreads, equity prices and foreign exchange rates; the inability to effectively mitigate the impact of equity market volatility on the Company’s financial position and results of operations arising from obligations under annuity product guarantees; the incidence and severity of catastrophes, both natural and man-made; stronger than anticipated competitive activity; unfavorable judicial or legislative developments; the potential effect of domestic and foreign regulatory developments, including those which could increase the Company’s business costs and required capital levels; the possibility of general economic and business conditions that are less favorable than anticipated; the Company’s ability to distribute its products through distribution channels, both current and future; the amount of statutory capital that the Company has and the Company’s ability to hold sufficient statutory capital to maintain financial strength and credit ratings; a downgrade in the Company’s financial strength or credit ratings; the ability to recover the Company’s systems and information in the event of a disaster or other unanticipated event; potential for difficulties arising from outsourcing relationships; potential changes in federal or state tax laws, including changes impacting the availability of the separate account dividend received deduction; losses due to defaults by others; the Company’s ability to protect its intellectual property and defend against claims of infringement; and other factors described in such forward-looking statements.
INDEX

Overview	37	Investments	60
Critical Accounting Estimates	38	Investment Credit Risk	66
Consolidated Results of Operations	49	Capital Resources and Liquidity	82
Retail	51	Accounting Standards	83
Individual Life	53
Retirement Plans	55
Institutional	57
Other	59
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
The Company includes in an Other category its leveraged PPLI product line of business; corporate items not directly allocated to any of its reportable operating segments; intersegment eliminations, guaranteed minimum income benefit (“GMIB’), guaranteed minimum death benefit (“GMDB”), guaranteed minimum accumulation benefit (“GMAB”) and guaranteed minimum withdrawal benefit (“GMWB”) reinsurance assumed from Hartford Life Insurance KK (“HLIKK”), a related party and subsidiary of Hartford Life, as well as certain group benefit products, including group life and group disability insurance that is directly written by the Company and for which nearly half is ceded to its parent, HLA.

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
Life’s deferred policy acquisition costs asset and present value of future profits (“PVFP”) intangible asset (hereafter, referred to collectively as “DAC”) related to investment contracts and universal life-type contracts (including variable annuities) are amortized in the same way, over the estimated life of the contracts acquired using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of estimated gross profits (“EGPs”). EGPs are also used to amortize other assets and liabilities on the Company’s balance sheet, such as sales inducement assets and unearned revenue reserves (“URR”). Components of EGPs are used to determine reserves for guaranteed minimum death, and universal life secondary guarantee benefits accounted for and collectively referred to as “SOP 03-1 reserves”. At September 30, 2008 and December 31, 2007, the carrying value of the Company’s Life DAC asset was $8.8 billion and $8.4 billion, respectively. At September 30, 2008, the sales inducement asset, unearned revenue reserves, and SOP 03-1 balances were $531, $1.3 billion and $963, respectively. At December 31, 2007, the sales inducement asset, unearned revenue reserves and SOP 03-1 were $445, $1.0 billion and $550, respectively.
For most contracts, the Company estimates gross profits over a 20 year horizon as estimated profits emerging subsequent to that timeframe are immaterial. The Company uses other amortization bases for amortizing DAC, such as gross costs (net of reinsurance), as a replacement for EGPs when EGPs are expected to be negative for multiple years of the contract’s life. Actual gross profits, in a given reporting period, that vary from management’s initial estimates result in increases or decreases in the rate of amortization, commonly referred to as a “true-up”, which are recorded in the current period. The true-up recorded for the three and nine months ended September 30, 2008 was an increase to amortization of $47, and $106, respectively. The true-up recorded for the three and nine months ended September 30, 2007 was an increase (decrease) to amortization of $4 and $(4), respectively.
Products sold in a particular year are aggregated into cohorts. Future gross profits for each cohort are projected over the estimated lives of the underlying contracts, and are, to a large extent, a function of future account value projections for variable annuity products and to a lesser extent for variable universal life products. The projection of future account values requires the use of certain assumptions. The assumptions considered to be important in the projection of future account value, and hence the EGPs, include separate account fund performance, which is impacted by separate account fund mix, less fees assessed against the contract holder’s account balance, surrender and lapse rates, interest margin, mortality, and hedging costs. The assumptions are developed as part of an annual process and are dependent upon the Company’s current best estimates of future events. The Company’s current 20 year separate account return assumption is approximately 7.2% (after fund fees, but before mortality and expense charges). The Company estimates gross profits using the mean of EGPs derived from a set of stochastic scenarios that have been calibrated to our estimated separate account return.
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
Unlock and Sensitivity Analysis
As described above, as of September 30 2008, the Company completed a comprehensive study of assumptions underlying EGPs, resulting in an Unlock. The study covered all assumptions, including mortality, lapses, expenses, interest rate spreads, hedging costs, and separate account returns, in substantially all product lines. The new best estimate assumptions were applied to the current policy related in-force or account returns to project future gross profits. The after-tax impact on the Company’s assets and liabilities as a result of the Unlock during the third quarter of 2008 was as follows:

			Death and
		Unearned	Income	Sales
Segment	DAC and	Revenue	Benefit	Inducement
After-tax (charge) benefit	PVFP	Reserves	Reserves [1]	Assets	Total [2]

Retail	$(647)	$18	$(75)	$(27)	$(731)
Retirement Plans	(49)	—	—	—	(49)
Individual Life	(29)	(12)	(3)	—	(44)

Total	$(725)	$6	$(78)	$(27)	$(824)

[1]	As a result of the Unlock, death benefit reserves, in Retail, increased $389, pre-tax, offset by an increase of $273, pre-tax, in reinsurance recoverables.

[2]	The following were the most significant contributors to the Unlock amounts recorded during the third quarter of 2008:
•	Actual separate account returns from the period ending July 31, 2007 to September 30, 2008 were significantly below our aggregated estimated return.

•	The Company reduced its 20 year projected separate account return assumption from 7.8% to 7.2% in the U.S.

•	In Retirement Plans, the Company reduced its estimate of future fees as plans meet contractual size limits(“breakpoints”) causing a lower fee schedule to apply and the Company increased its assumption for future deposits by existing plan participants.
As a result of the Unlock in the third quarter of 2008, the Company expects a reduction to DAC amortization dollars in 2009.
The after-tax impact on the Company’s assets and liabilities as a result of the Unlock during the third quarter of 2007 was as follows:

			Death and
		Unearned	Income	Sales
Segment	DAC and	Revenue	Benefit	Inducement
After-tax (charge) benefit	PVFP	Reserves	Reserves [1]	Assets	Total [2]

Retail	$181	$(5)	$(4)	$9	$181
Retirement Plans	(9)	—	—	—	(9)
Institutional	1	—	—	—	1
Individual Life	24	(8)	—	—	16

Total	$197	$(13)	$(4)	$9	$189

[1]	As a result of the Unlock, death benefit reserves, in Retail, decreased $4, pre-tax, offset by a decrease of $10, pre-tax, in reinsurance recoverables.

[2]	The following were the most significant contributors to the Unlock amounts recorded during the third quarter of 2007:
•	Actual separate account returns were above our aggregated estimated return.

•	During the third quarter of 2007, the Company estimated gross profits using the mean of EGPs derived from a set of stochastic scenarios that have been calibrated to our estimated separate account return as compared to prior year where we used a single deterministic estimation. The impact of this change in estimation was a benefit of $20, after-tax, for U.S. variable annuities.

•	As part of its continual enhancement to its assumption setting processes and in connection with its assumption study, the Company included dynamic lapse behavior assumptions. Dynamic lapses reflect that lapse behavior will be different depending upon market movements. The impact of this assumption change along with other base lapse rate changes was an approximate benefit of $40, after-tax, for U.S. variable annuities.
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
     U.S. Variable Annuities

Effect on EGP-related
(Increasing separate account returns and decreasing lapse rates generally result in benefits.	balances if Unlocked
Decreasing separate account returns and increasing lapse rates generally result in charges.)	(after-tax) [1]

If actual separate account returns were 1% above or below our aggregated estimated return	$20—$ 40 [3]
If actual lapse rates were 1% above or below our estimated aggregate lapse rate	$10—$ 25 [2]
If we changed our future separate account return rate by 1% from our aggregated estimated future return	$90—$120
If we changed our future lapse rate by 1% from our estimated aggregate future lapse rate	$50—$ 80 [2]

[1]	These sensitivities are reflective of the results of our 2008 assumption studies. The Company’s EGP models assume that separate account returns are earned linearly and that lapses occur linearly (except for certain dynamic lapse features) throughout the year. Similarly, the sensitivities assume that differential separate account and lapse rates are linear and parallel and persist for one year from September 30, 2008, the date of our third quarter 2008 Unlock, and reflect all current in-force and account value data, including the corresponding market levels, allocation of funds, policyholder behavior and actuarial assumptions. These sensitivities are not perfectly linear nor perfectly symmetrical for increases and decreases. As such, extrapolating results over a wide range will decrease the accuracy of the sensitivities’ predictive ability. Sensitivity results are, in part, based on the current “in-the-moneyness” of various guarantees offered with the products. Future market conditions could significantly change the sensitivity results.

[2]	Sensitivity around lapses assumes lapses increase or decrease consistently across all cohort years and products.

[3]	The overall actual return generated by the variable annuity separate accounts is dependent on several factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds as well as equity sector weightings and as a result of the large proportion of separate account assets invested in equity markets, the Company’s overall separate account fund performance has been reasonably correlated to the overall performance of the S&P 500, although no assurance can be provided that this correlation will continue in the future.
An “Unlock” only revises EGPs to reflect current best estimate assumptions. With or without an Unlock, and even after an Unlock occurs, the Company must also test the aggregate recoverability of the DAC and sales inducement assets by comparing the original amounts deferred to the present value of total EGPs (both actual past gross profits and estimates of future gross profits). In addition, the Company routinely stress tests its DAC and sales inducement assets for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced a significant sell-off, as the majority of policyholders’ funds in the separate accounts is invested in the equity market. As of September 30, 2008, the Company believed individual variable annuity separate account assets could fall, through a combination of negative market returns, lapses and mortality, by at least 39% before portions of its DAC and sales inducement assets would be unrecoverable. However, because equity markets have continued to decline since September 30, 2008, this margin has been reduced.
Valuation of Investments and Derivative Instruments
The Company’s investments in fixed maturities include bonds, redeemable preferred stock and commercial paper. These investments, along with certain equity securities, which include common and non-redeemable preferred stocks, are classified as “available-for-sale” and are carried at fair value. The after-tax difference from cost or amortized cost is reflected in stockholder’s equity as a component of AOCI, after adjustments for the effect of deducting the life and pension policyholders’ share of the immediate participation guaranteed contracts and certain life and annuity deferred policy acquisition costs and reserve adjustments. Policy loans are carried at outstanding balance, which approximates fair value. Mortgage loans on real estate are recorded at the outstanding principal balance adjusted for amortization of premiums or discounts and net of valuation allowances, if any. Short-term investments are carried at amortized cost, which approximates fair value. Limited partnerships and other alternative investments are reported at their carrying value with the change in carrying value accounted for under the equity method and accordingly the Company’s share of earnings are included in net investment income. Other investments primarily consist of derivatives instruments which are carried at fair value.
Valuation of Fixed Maturity, Short-term, and Equity Securities, Available-for-Sale
The fair value of fixed maturity, short-term, and equity securities, available-for-sale, is determined by management after considering one of three primary sources of information: third party pricing services, independent broker quotations, or pricing matrices. Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from third party pricing services, the remaining unpriced securities are submitted to independent brokers for prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these three pricing methods include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows and prepayments speeds. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third party pricing services will normally derive the security prices through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Included in the pricing of asset-backed securities (“ABS”), collateralized mortgage obligations (“CMOs”), and mortgage-backed securities (“MBS”) are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates.
Prices from third party pricing services are often unavailable for securities that are rarely traded or are traded only in privately negotiated transactions. As a result, certain securities are priced via independent broker quotations which utilize inputs that may be difficult to corroborate with observable market based data. Additionally, the majority of these independent broker quotations are non-binding. A pricing matrix is used to price securities for which the Company is unable to obtain either a price from a third party pricing service or an independent broker quotation. The pricing matrix used by the Company begins with current spread levels to determine the market price for the security. The credit spreads, as assigned by a knowledgeable private placement broker, incorporate the issuer’s credit rating and a risk premium, if warranted, due to the issuer’s industry and the security’s time to maturity. The issuer-specific yield adjustments, which can be positive or negative, are updated twice per year, as of June 30 and December 31, by the private placement broker and are intended to adjust security prices for issuer-specific factors. The Company assigns a credit rating to these securities based upon an internal analysis of the issuer’s financial strength.
The Company performs a monthly analysis on the prices and credit spreads received from third parties to ensure that the prices represent a reasonable estimate of the fair value. This process involves quantitative and qualitative analysis and is overseen by investment and accounting professionals. Examples of procedures performed include, but are not limited to, initial and on-going review of third party pricing services methodologies, review of pricing statistics and trends, back testing recent trades, and monitoring of trading volumes. In addition, the Company ensures whether prices received from independent brokers represent a reasonable estimate of fair value through the use of internal and external cash flow models developed based on spreads, and when available, market indices. As a result of this analysis, if the Company determines that there is a more appropriate fair value based upon the available market data, the price received from the third party is adjusted accordingly. During the third quarter, the Company made fair value determinations which lowered prices received from third party pricing services and brokers by a total of $465. The securities adjusted had an amortized cost and fair value after the adjustment of $3.7 billion and $2.4 billion, respectively, and were primarily CMBS securities.
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
The following table presents the fair value of fixed maturity, short-term and equity securities, available-for-sale, by SFAS 157 hierarchy level as of September 30, 2008.

	Level 1	Level 2	Level 3	Total

Priced via third party pricing services	$509	$27,661	$3,027	$31,197
Priced via independent broker quotations	—	—	3,064	3,064
Priced via matrices	—	152	3,610	3,762
Priced via other methods [1]	—	4	2,896	2,900
Short-term investments [2]	466	1,989	—	2,455

Total	$975	$29,806	$12,597	$43,378

% of Total	2.3%	68.7%	29.0%	100.0%

[1]	Primarily represents securities for which adjustments were made to reduce prices received from third parties.

[2]	Short-term investments are primarily valued at amortized cost, which approximates fair value.
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
The following table presents the fair value of the significant asset sectors within the SFAS 157 Level 3 securities classification as of September 30, 2008.

		% of Total
	Fair Value	Fair Value
ABS
Below prime	$1,711	13.6%
Collateralized loan obligations (“CLOs”)	1,707	13.6%
Other	711	5.6%
Corporate
Matrix priced private placements	3,193	25.4%
Other	2,284	18.1%
Commercial mortgage-backed securities (“CMBS”)	2,259	17.9%
Preferred stock	413	3.3%
Other	319	2.5%

Total Level 3 securities	$12,597	100.0%

•	ABS below prime primarily represents sub-prime and Alt-A securities which are classified as Level 3 due to the lack of liquidity in the market.
•	ABS CLOs represent senior secured bank loan CLOs which are primarily priced by independent brokers.
•	ABS Other primarily represents broker priced securities.
•	Corporate matrix priced represents private placement securities that are thinly traded and priced using a pricing matrix which includes significant non-observable inputs.
•	Corporate other primarily represents broker priced securities which are thinly traded and privately negotiated transactions.
•	CMBS primarily represents CMBS bonds and commercial real estate collateralized debt obligations (“CRE CDOs”) which were either fair valued by the Company or by independent brokers due to the illiquidity of this sector.
•	Preferred Stock primarily represents perpetual preferred securities that are currently illiquid due to market conditions.
Valuation of Derivative Instruments, excluding embedded derivatives within liability contracts and reinsurance derivatives
Derivative instruments are reported on the condensed consolidated balance sheets at fair value and are reported in Other Investments and Other Liabilities. Derivative instruments are fair valued using pricing valuation models, which utilize market data inputs or independent broker quotations. As of September 30, 2008 and December 31, 2007, 97% and 89% of derivatives, respectively, based upon notional values, were priced by valuation models, which utilize independent market data. The remaining derivatives were priced by broker quotations. The derivatives are valued using mid-market level inputs that are predominantly observable in the market. Inputs used to value derivatives include, but are not limited to, interest swap rates, foreign currency forward and spot rates, credit spreads and correlations, interest and equity volatility and equity index levels. The Company performs a monthly analysis on derivative valuations which includes both quantitative and qualitative analysis. Examples of procedures performed include, but are not limited to, review of pricing statistics and trends, back testing recent trades, analyzing the impacts of changes in the market environment, and review of changes in market value for each derivative including those derivatives priced by brokers .
The following table presents the fair value and notional value of derivatives instruments by SFAS 157 hierarchy level as of September 30, 2008.

	Notional Value	Fair Value
Quoted prices in active markets for identical assets (Level 1)	$3,059	$—
Significant observable inputs (Level 2)	19,873	(133)
Significant unobservable inputs (Level 3)	29,265	873

Total	$52,197	$740
The following table presents the fair value and notional value of the derivative instruments within the SFAS 157 Level 3 securities classification as of September 30, 2008.

	Notional Value	Fair Value
Credit derivatives	$2,361	$(345)
Interest derivatives	3,362	(23)
Equity derivatives	23,512	1,242
Other	30	(1)

Total Level 3	$29,265	$873
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
The evaluation of impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects, the effects of changes in interest rates or credit spreads and the recovery period. The Company has a security monitoring process overseen by a committee of investment and accounting professionals (“the committee”) that identifies securities that, due to certain characteristics, as described below, are subjected to an enhanced analysis on a quarterly basis. Based on this evaluation, as of September 30, 2008, the Company concluded $1.3 billion of unrealized losses were other-than-temporarily impaired and as of September 30, 2008, the Company’s unrealized losses for fixed maturity and available-for-sale equity securities of $5.1 billion were temporarily impaired.
Securities not subject to Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continued to Be Held by a Transferor in Securitized Financial Assets” (“non-EITF Issue No. 99-20 securities”) that are in an unrealized loss position, are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. The primary factors considered in evaluating whether a decline in value for non-EITF Issue No. 99-20 securities is other-than-temporary include: (a) the length of time which the fair value has been less than cost or amortized cost and the expected recovery period of the security, generally two years, (b) the financial condition, credit rating and near-term prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments and (d) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery.
For securitized financial assets with contractual cash flows, including those subject to EITF Issue No. 99-20, the Company periodically updates its best estimate of cash flows over the life of the security. Currently the Company’s best estimate of cash flows uses severe economic assumptions due to market uncertainty. If the fair value of a securitized financial asset is less than its cost or amortized cost and there has been an adverse change in timing or amount of anticipated future cash flows since the last revised estimate, an other-than-temporary impairment charge is recognized. The Company also considers its intent and ability to retain a temporarily depressed security until recovery. Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third party sources along with certain internal assumptions and judgments regarding the future performance of the underlying collateral. In addition, projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral.
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
In light of recent regulatory comments by the Securities and Exchange Commission on other-than-temporary impairments along with expected deliberations at the Financial Accounting Standards Board, the Company will continue to evaluate its policy on other-than-temporary impairments.
Performance Measures
Fee Income
Fee income is largely driven from amounts collected as a result of contractually defined percentages of assets under management. These fees are generally collected on a daily basis. For individual life insurance products, fees are contractually defined as percentages based on levels of insurance, age, premiums and deposits collected and contract holder value. Life insurance fees are generally collected on a monthly basis. Therefore, the growth in assets under management either through positive net flows or net sales, or favorable equity market performance will have a favorable impact on fee income. Conversely, either negative net flows or net sales, or unfavorable equity market performance will reduce fee income.

	As of and For the		As of and For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Product/Key Indicator Information	2008	2007	2008	2007

Individual Variable Annuities
Account value, beginning of period	$105,345	$121,529	$119,071	$114,365
Net flows	(1,540)	(633)	(4,357)	(1,635)
Change in market value and other	(11,555)	2,155	(22,464)	10,321

Account value, end of period	$92,250	$123,051	$92,250	$123,051

Retirement Plans Group Annuities
Account value, beginning of period	$27,029	$26,255	$27,094	$23,575
Net flows	587	370	2,098	1,447
Change in market value and other	(2,448)	546	(4,024)	2,149

Account value, end of period	$25,168	$27,171	$25,168	$27,171

Individual Life
Variable universal life account value, end of period	5,848	7,402	$5,848	$7,402
Total life insurance in-force	187,627	171,710	187,627	171,710

S&P 500 Index
Period end closing value	1,165	1,527	1,165	1,527
Daily average value	1,252	1,489	1,324	1,471

•	Assets under management, across all businesses, declined from prior year results, primarily due to declines in equity markets during 2008. In addition:
•	Retail individual variable annuity recorded increased negative net flows as a result of increased competition and equity market volatility.
•	Positive net flows in Retirement Plans were driven by strong sales.
•	Individual Life in-force growth has occurred across multiple product lines, including variable universal life, guaranteed universal life and term.
Net Investment Spread
Management evaluates performance of certain products based on net investment spread. These products include those that have insignificant mortality risk, such as fixed annuities, certain general account universal life contracts and certain institutional contracts. Net investment spread is determined by taking the difference between the earned rate and the related crediting rates on average general account assets under management. The net investment spreads shown below are for the total portfolio of relevant contracts in each segment and reflect business written at different times. When pricing products, the Company considers current investment yields and not the portfolio average. Net investment spread can be volatile period over period, which can have a significant positive or negative effect on the operating results of each segment. Investment earnings can also be influenced by factors such as the actions of the Federal Reserve and the decision to hold higher levels of short-term investments. The volatile nature of net investment spread is driven primarily by prepayment premiums on securities and earnings on limited partnership and other alternative investments.
Net investment spread is calculated as a percentage of general account assets and expressed in basis points (“bps”):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007

Retail- Individual Annuity	70	bps	169	bps	167	bps	265	bps
Retirement Plans	105	bps	162	bps	126	bps	166	bps
Institutional (GIC’s, Funding Agreements, Funding Agreement Backed Notes and Consumer Notes)	20	bps	113	bps	63	bps	100	bps
Individual Life	84	bps	135	bps	116	bps	132	bps

•	Retail individual annuity, Retirement Plans and Institutional net investment spreads decreased primarily due to lower yields on fixed maturities and declines in limited partnerships and alternative investments income. Retail individual annuity and Retirement Plans declines are also impacted by decreases in interest rates.

•	Individual Life net investment spread decreased primarily due to lower yields on fixed maturities and declines on limited partnerships and other alternative investments income partially offset by reduced credited rates.
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

	Three Months ended September 30,				Nine months ended September 30,
	2008		2007		2008		2007

Retail

General insurance expense ratio (individual annuity)	20.5	bps	16.6	bps	19.5	bps	17.2	bps
DAC amortization ratio (individual annuity)[1]	632.4%		(29.1%)		168.8%		23.1%
DAC amortization ratio (individual annuity) excluding DAC Unlock [1], [2]	44.3%		50.4%		46.2%		50.1%
Insurance expenses, net of deferrals	$132		$151		$426		$443

Individual Life

Death benefits	$78		$69		$238		$198
Insurance expenses, net of deferrals	$50		$44		$149		$138

[1]	Excludes the effects of realized gains and losses.

[2]	See Unlock and Sensitivity Analysis in the Critical Accounting Estimates section of the MD&A.
•	The Retail DAC amortization ratio (individual annuity), excluding the effects of the 2008 Unlock and realized losses, decreased for the three and nine months ended September 30, 2008, due to amortization rates declining as a result of the 2007 Unlock.

•	Retail — individual annuity’s general insurance expense ratio has increased primarily due to a decrease in individual annuity assets from declining equity markets.

•	Individual Life death benefits increased, primarily due to a larger life insurance in-force for the three and nine months ended September 30, 2008 and unfavorable mortality for the nine months ended September 30, 2008.
Profitability
Management evaluates the rates of return various businesses can provide as an input in determining where additional capital should be invested to increase net income and shareholder returns. The Company uses the return on assets for its annuity business to evaluate profitability. In Individual Life, after-tax margin is a key indicator of overall profitability.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2008		2007		2008		2007

Retail
Individual annuity return on assets (“ROA”)	(311.4	)bps	77.3	bps	(94.0	)bps	52.6	bps
Effect of net realized gains (losses), net of tax and DAC on ROA [1]	(99.9	)bps	(21.2	)bps	(64.9	)bps	(14.4	)bps
Effect of DAC Unlock on ROA [2]	(267.5	)bps	54.4	bps	(83.9	)bps	18.6	bps

ROA excluding realized gains (losses) and effects of DAC Unlock	56.0	bps	44.1	bps	54.8	bps	48.4	bps

Retirement Plans
Retirement Plans ROA	(239.1	)bps	2.9	bps	(64.3	)bps	25.5	bps
Effect of net realized gains (losses), net of tax and DAC on ROA [1]	(187.5	)bps	(19.6	)bps	(76.2	)bps	(6.6	)bps
Effect of DAC Unlock on ROA [2]	(75.1	)bps	(13.5	)bps	(25.0	)bps	(4.7	)bps

ROA excluding realized gains (losses) and effects of DAC Unlock	23.5	bps	36.0	bps	36.9	bps	36.8	bps

Institutional
Institutional ROA	(272.7	)bps	4.0	bps	(127.2	)bps	13.3	bps
Effect of net realized gains (losses), net of tax and DAC on ROA [1]	(270.6	)bps	(21.6	)bps	(137.0	)bps	(11.3	)bps
Effect of DAC Unlock on ROA [2]	—		0.7	bps	—		0.3	bps

ROA excluding realized gains (losses) and effects of DAC Unlock	(2.1	)bps	24.9	bps	9.8	bps	24.3	bps

Individual Life
After-tax margin	(103.9)%		20.6%		(10.2)%		17.5%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Effect of net realized gains (losses), net of tax and DAC on after-tax margin [1]	(80.2)%	(1.2)%	(16.5)%	(0.2)%
Effect of DAC Unlock on after-tax margin [2]	(36.3)%	6.1%	(7.0)%	2.0%

After-tax margin excluding realized gains (losses) and effects of DAC Unlock	12.6%	15.7%	13.3%	15.7%

[1]	See “Realized Capital Gains and Losses by Segment” table within this section of the MD&A

[2]	See Unlock and Sensitivity Analysis within the Critical Accounting Estimates section of the MD&A.
•	The increase in Retail — individual annuity ROA, excluding realized gains (losses) and the effect of the DAC Unlock, was primarily due to declining DAC amortization in 2008 and a higher DRD benefit.

•	The decrease in Retirement Plans ROA, excluding realized gains (losses) and the effect of the DAC Unlock, was primarily driven by lower yields on fixed maturity investments and a decline in limited partnership and other alternative investments income, as well as higher service and technology costs. Offsetting the decrease for the nine months ended September 30, 2008, were benefits associated with DRD provision to filed return adjustments and changes in estimates.

•	The decrease in Institutional’s ROA, excluding realized gains (losses), is primarily due to a decrease in limited partnership and other alternative investment income.

•	The decrease in Individual Life’s after-tax margin, excluding realized gains (losses) and the effect of the DAC Unlock, was primarily due to the implementation of a more efficient capital approach for our secondary guarantee universal life business which drove down assets supporting capital and the related net investment income earned on those assets, lower net investment income from lower yields on fixed maturity investments and lower limited partnership and other alternative investments income and lower fees from equity market declines, partially offset by life insurance in-force growth, lower credited rates and higher surrender charges for the three and nine months ended September 30, 2008, as well as unfavorable mortality for the nine months ended September 30, 2008.
Realized Capital Gains and Losses by Segment
Life includes net realized capital gains and losses in each reporting segment. Following is a summary of the types of realized gains and losses by segment:
Net realized gains (losses) for the three months ended September 30, 2008

			Japanese	Periodic
			fixed	Net					Total
			annuity	Coupon		GMWB/			Gains/
	Gains/		contracts	Settlement	GMWB	GMIB/			Losses,
	Losses		hedges,	on Credit	Derivatives,	GMAB	Other,		net of tax
	on Sales	Impairments	net	Derivatives	net	Reins.	net	Total	and DAC

Retail	$(15)	$(329)	$—	(3)	$(116)	$—	$(19)	$(482)	$(279)
Individual Life	(5)	(165)	—	(1)	—	—	6	(165)	(106)
Retirement Plans	(11)	(174)	—	(2)	—	—	7	(180)	(125)
Institutional	(9)	(494)	—	1	—	—	(99)	(601)	(390)
Other	(8)	(148)	36	(4)	—	(403)	11	(516)	(339)

Total	$(48)	$(1,310)	$36	(9)	$(116)	$(403)	$(94)	$(1,944)	$(1,239)

Net realized gains (losses) for the three months ended September 30, 2007

			Japanese	Periodic
			fixed	Net					Total
			annuity	Coupon		GMWB/			Gains/
	Gains/		contracts	Settlement	GMWB	GMIB/			Losses,
	Losses		hedges,	on Credit	Derivatives,	GMAB	Other,		net of tax
	on Sales	Impairments	net	Derivatives	net	Reins.	net	Total	and DAC

Retail	$(9)	$(21)	$—	$—	$(139)	$—	$(4)	$(173)	$(87)
Individual Life	(30)	(4)	—	—	—	—	19	(15)	(10)
Retirement Plans	18	(5)	—	—	—	—	(34)	(21)	(13)
Institutional	10	(35)	—	1	—	—	(22)	(46)	(29)
Other	(6)	(5)	15	(10)	—	(63)	(16)	(85)	(56)

Total	$(17)	$(70)	$15	$(9)	$(139)	$(63)	$(57)	$(340)	$(195)

Net realized gains (losses) for the nine months ended September 30, 2008

			Japanese	Periodic
			fixed	Net						Total
			annuity	Coupon		GMWB/	SFAS			Gains/
	Gains/		contracts	Settlement	GMWB	GMIB/	157			Losses,
	Losses		hedges,	on Credit	Derivatives,	GMAB	Trans.	Other,		net of tax
	on Sales	Impairments	net	Derivatives	net	Reins.	Impact	net	Total	and DAC

Retail	$(24)	$(393)	$—	$(3)	$(241)	$—	$(616)	$(33)	$(1,310)	$(574)
Individual Life	(15)	(197)	—	(1)	—	—	—	(6)	(219)	(138)
Retirement Plans	(25)	(210)	—	(2)	—	—	—	1	(236)	(149)
Institutional	(45)	(643)	—	1	—	—	—	(220)	(907)	(589)
Other	(7)	(181)	13	(21)	—	(549)	(172)	(19)	(936)	(610)

Total	$(116)	$(1,624)	$13	$(26)	$(241)	$(549)	$(788)	$(277)	$(3,608)	$(2,060)

Net realized gains (losses) for the nine months ended September 30, 2007

			Japanese	Periodic
			fixed	Net					Total
			annuity	Coupon		GMWB/			Gains/
	Gains/		contracts	Settlement	GMWB	GMIB/			Losses,
	Losses		hedges,	on Credit	Derivatives,	GMAB	Other,		net of tax
	on Sales	Impairments	net	Derivatives	net	Reins.	net	Total	and DAC

Retail	$(7)	$(27)	$—	$—	$(250)	$—	$(19)	(303)	$(157)
Individual Life	(19)	(9)	—	—	—	—	20	(8)	(5)
Retirement Plans	14	(7)	—	—	—	—	(26)	(19)	(13)
Institutional	15	(55)	—	1	—	—	(30)	(69)	(44)
Other	8	(4)	3	(36)	—	(93)	(44)	(166)	(109)

Total	$11	$(102)	$3	$(35)	$(250)	$(93)	$(99)	(565)	$(328)

The circumstances giving rise to the net realized capital gains and losses in these components are as follows:

Gross Gains and Losses on Sale	•	Gross gains and losses on sales for the three and nine months ended September 30, 2008 were predominantly within fixed maturities and were primarily comprised of corporate securities, including losses of $14 of CLOs in the first quarter for which HIMCO is the collateral manager. Gross gains and losses on sale, excluding the loss on CLOs, primarily resulted from the decision to reallocate the portfolio to securities with more favorable risk/return profiles. During the three and nine months ended September 30, 2008, securities sold at a loss were depressed, on average, approximately 6% and 2%, respectively, at the respective period’s impairment review date and are deemed to be temporarily impaired.

	•	Gross gains and losses on sales for the three and nine months ended September 30, 2007 were primarily comprised of corporate and US government securities. During the three and nine months ended September 30, 2007, securities sold at a loss were depressed, on average, approximately 2% and 1%, respectively, at the respective period’s impairment review date and are deemed to be temporarily impaired.

Impairments	•	See the Other-Than-Temporary Impairments section for information on impairment losses.

SFAS 157	•	See Note 3 in the Notes to the Condensed Consolidated Financial Statements for a discussion of the SFAS 157 transition impact.

GMWB	•	See Note 3 in the Notes to the Condensed Consolidated Financial Statements for a discussion of GMWB gains and losses.

Reinsurance of GMIB/ GMAB/ GMWB	•	See Note 3 in the Notes to the Condensed Consolidated Financial Statements for a discussion of GMIB/GMAB/GMWB gains and losses.

Other	•	Other, net losses for the three and nine months ended September 30, 2008 were primarily related to net losses on credit derivatives of $93 and $271. The net losses on credit derivatives were primarily due to significant credit spread widening on credit derivatives that assume credit exposure. Included in the nine months ended September 30, 2008 were losses incurred in the first quarter on HIMCO managed CLOs. Also included were derivative related losses of $39 for the three and nine months ended September 30, 2008 due to counterparty default related to the bankruptcy of Lehman Brothers Holdings Inc.

	•	Other, net losses for the three and nine months ended September 30, 2007 were primarily driven by the change in value of non-qualifying derivatives due to credit spread widening as well as fluctuations in interest rates and foreign currency exchange rates.

CONSOLIDATED RESULTS OF OPERATIONS

Operating Summary	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Fee income and other	$802	$904	$2,463	$2,619
Earned premiums	277	413	733	773
Net investment income	652	774	2,075	2,276
Net realized capital gains (losses) [1]	(1,944)	(340)	(3,608)	(565)

Total revenues [1]	(213)	1,751	1,663	5,103
Benefits, losses and loss adjustment expenses	1,135	1,157	3,007	3,031
Insurance operating costs and other expenses	270	302	831	883
Amortization of deferred policy acquisition costs and present value of future profits	1,268	(122)	1,313	334

Total benefits, losses and expenses	2,673	1,337	5,151	4,248

Income (loss) before income taxes	(2,886)	414	(3,488)	855
Income tax expense (benefit)	(1,062)	124	(1,392)	193

Net income (loss) [2]	$(1,824)	$290	$(2,096)	$662

[1]	The transition impact related to the SFAS 157 adoption was a reduction in revenues of $788, for the nine months ended September 30, 2008. For further discussion of the SFAS 157 transition impact, please refer to Note 3 in the Notes to the Condensed Consolidated Financial Statements.

[2]	The transition impact related to the SFAS 157 adoption was a reduction in net income of $311, for the nine months ended September 30, 2008. For further discussion of the SFAS 157 transition impact, please refer to Note 3 in the Notes to the Condensed Consolidated Financial Statements.
Three months ended September 30, 2008 compared to the three months ended September 30, 2007
The decrease in Life’s net income was due to the following:
•	Realized losses increased $1,604 as compared to the three months ended September 30, 2007 primarily due to increased impairments. For further discussion, please refer to the Realized Capital Gains and Losses by Segment table under Life’s Operating Section of the MD&A.

•	Life recorded a DAC Unlock charge of $824, after-tax, during the third quarter of 2008 as compared to a DAC Unlock benefit of $189, after tax, during the third quarter of 2007. See Critical Accounting Estimates with Managements Discussion and Analysis for a further discussion on the DAC Unlock.

•	Declines in assets under management in Retail, primarily due to equity market declines during 2008, drove fee income in that segment down $57.

•	Declines in net investment income of $122 due to a decrease in investment yield for fixed maturities and declines in limited partnership and other alternative investment income.
Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007
The decrease in Life’s net income was due to the following:
•	Realized losses increased as compared to the comparable prior year period primarily due to net losses from the adoption of SFAS 157 as well as increased credit related losses and increased losses on GMWB/GMIB/GMAB reinsurance. For further discussion, please refer to the Realized Capital Gains and Losses by Segment table under the Operating Section of the MD&A.

•	Life recorded a DAC Unlock charge of $824, after-tax, during the third quarter of 2008 as compared to a DAC Unlock benefit of $189, after tax, during the third quarter of 2007. See critical Accounting Estimates with Managements Discussion and Analysis for a further discussion on the DAC Unlock.

•	Declines in assets under management in Retail, primarily due to equity market declines during 2008, drove fee income in that segment down $108 as compared to the nine months ended September 30, 2007.

•	Declines in net investment income of $201, primarily due to declines in investment yield on fixed maturities and declines in limited partnership and other alternative investments income.

•	Death benefits in Individual Life increased $40 due to growth in in-force and unfavorable mortality.
Partially offsetting the decrease in Life’s net income were the following:
•	Benefits of $13 from provision to filed return adjustments and revisions to estimates of the separate account dividends received deduction and foreign tax credit.

•	During the second quarter of 2007, the Company recorded charges of $75, after-tax for regulatory matters.

Income Taxes
The effective tax rate for the three months ended September 30, 2008 and 2007 was 37% and 30%, respectively. The effective tax rate for the nine months ended September 30, 2008 and 2007 was 40% and 23%, respectively. The principal causes of the difference between the effective rate and the U.S. statutory rate of 35% were tax-exempt interest earned on invested assets and the separate account dividends received deduction (“DRD”). This caused an increase in the tax benefit on the 2008 pretax loss and a decrease in the tax expense on the 2007 pretax income.
The separate account DRD is estimated for the current year using information from the prior year-end, adjusted for current year equity market performance. The actual current year DRD can vary from estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distribution from these mutual funds, amounts of short-term capital gains at the mutual fund level and the Company’s taxable income before the DRD. The Company recorded benefits related to the separate account DRD of $50 and $27 in the three months ended September 30, 2008 and 2007, and $158 and $115 in the nine months ended September 30, 2008 and 2007, respectively. The benefit recorded in the nine months ended September 30, 2008 included prior period adjustments of $9 related to the 2007 tax return.
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
The Company receives a foreign tax credit (“FTC”) against its U.S. tax liability for foreign taxes paid by the Company including payments from its separate account assets. The separate account FTC is estimated for the current year using information from the most recent filed return, adjusted for the change in the allocation of separate account investments to the international equity markets during the current year. The actual current year FTC can vary from the estimates due to actual FTCs passed through by the mutual funds. During the second quarter of 2008, the Company booked a tax benefit of $4 related to the 2007 provision to filed return adjustment. The Company recorded benefits related to separate account FTC of $3 and $3 in the three months ended September 30, 2008 and 2007, and $14 and $7 in the nine months ended September 30, 2008 and 2007, respectively.
The Company is included in the consolidated U.S. federal income tax return of The Hartford Financial Services Group, Inc. and files income tax returns in various states. The examination of The Hartford’s tax returns for 2002 through 2003 is anticipated to be completed during 2008. The 2004 through 2006 examination began during the second quarter of 2008, and is expected to close by the end of 2010. In addition, the Company is working with the IRS on a possible settlement of a DRD issue related to prior periods which, if settled, may result in the booking of tax benefits in early 2009. Such benefits are not expected to be material to the statement of operations.

RETAIL

Operating Summary	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Fee income and other	$488	$545	$1,499	$1,607
Earned premiums	11	(13)	(2)	(48)
Net investment income	191	208	583	611
Net realized capital losses	(482)	(173)	(1,310)	(303)

Total revenues [1]	208	567	770	1,867
Benefits, losses and loss adjustment expenses	350	210	740	609
Insurance operating costs and other expenses	132	151	426	443
Amortization of deferred policy acquisition costs and present value of future profits	1,096	(149)	1,064	197

Total benefits, losses and expenses	1,578	212	2,230	1,249

Income (loss) before income taxes	(1,370)	355	(1,460)	618
Income tax expense (benefit)	(518)	100	(640)	112

Net income (loss) [2]	$(852)	$255	$(820)	$506

Account Values	2008	2007

Individual variable annuity account values	$92,250	$123,051
Individual fixed annuity and other account values [3]	10,687	10,263

Total Account Values	$102,937	$133,314

[1]	The transition impact related to the SFAS 157 adoption was a reduction in revenues of $616 for the nine months ended September 30, 2008. For further discussion of the SFAS 157 transition impact, please refer to Note 3 in the Notes to the Condensed Consolidated Financial Statements.

[2]	The transition impact related to the SFAS 157 adoption was a reduction in net income of $209 for the nine months ended September 30, 2008. For further discussion of the SFAS 157 transition impact, please refer to Note 3 in the Notes to the Condensed Consolidated Financial Statements.

[3]	Includes policyholders’ balances for investment contracts and reserves for future policy benefits for insurance contracts.
Three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007
Net income decreased for the three and nine months ended September 30, 2008, primarily due to increased realized capital losses due to other than temporary impairment charges and the 2008 Unlock charge as compared to the 2007 Unlock benefit. The nine months ended September 30, 2008 also included the adoption of SFAS 157 during the first quarter of 2008, which resulted in realized capital losses of $616. For further discussion of the SFAS 157 transition impact, see Note 3 in the Notes to the Condensed Consolidated Financial Statements. For further discussion of realized capital losses, see the Realized Capital Gains and Losses by Segment table under Life’s Operating Section of the MD&A. For further discussion of the 2008 and 2007 Unlock, see the Critical Accounting Estimates section of the MD&A. The following other factors contributed to the changes in net income:

Fee income and other	•	Fee income and other decreased for the three and nine months ended September 30, 2008 primarily as a result of lower variable annuity fee income of $94 and $151, respectively. Variable annuity fee income decreased for the three and nine months ended September 30, 2008 due to a decline in average variable annuity account values. The decrease in average variable annuity account values can be attributed to market depreciation of $25 billion and net outflows of $5 billion over the past four quarters. Net outflows were driven by surrender activity due to the aging of the variable annuity in-force block of business and increased sales competition, particularly competition related to guaranteed living benefits and volatility in the equity markets.

Earned Premiums	•	Earned Premiums increased for the three and nine months ended September 30, 2008 primarily due to an increase in life contingent premiums combined with a decrease in reinsurance premiums as a result of significant decline in equity market values.

Net investment income	•	Net investment income was lower primarily due to decreased yields on limited partnership and other alternative investments, combined with lower yields on fixed maturity investments due to interest rate declines.

Benefits, losses and loss adjustment expenses	•	Benefits, losses and loss adjustment expenses increased for the three and nine months ended September 30, 2008 primarily as a result of the impact of the 2008 Unlock of the GMDB reserve and sales inducement asset.

Insurance operating costs and other expenses	•	Insurance operating costs and other expenses declined for the three and nine months ended September 30, 2008, principally driven by lower trail commissions as a result of the significant market declines at the end of the third quarter.

Amortization of deferred policy acquisition costs and present value of future profits (“DAC”)	•	Amortization of DAC increased for the three and nine months ended September 30, 2008, primarily due to the impact of the 2008 Unlock charge as compared to the 2007 Unlock benefit, offset by DAC amortization benefits associated with increased realized capital losses. The nine months ended September 30, 2008 also includes a DAC benefit associated with the adoption of SFAS 157 at the beginning of the first quarter of 2008.

Income tax expense (benefit)	•	For the nine months ended September 30, 2008, the income tax benefits are caused by the pre-tax losses driven by the factors previously discussed. Differences from tax rates of 35% are caused by the recognition of tax benefits associated with the dividends received deduction and foreign tax credits.
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
Near-term, the industry and the Company are experiencing lower variable annuity sales as a result of recent market turbulence and uncertainty in the U.S. financial system. Current market pressures are also increasing the expected claim costs, the cost and effectiveness of hedging programs, and the level of capital needed to support living benefit guarantees. Some competitors may eventually revise pricing for living benefit guarantees or change the guarantees offered, but there is no assurance that this will happen.
Significant declines in equity markets and increased equity market volatility are also likely to continue to impact the cost and effectiveness of our GMWB hedging program. The significant declines and increased volatility in the equity markets caused a realized capital loss of $116 during the third quarter. As of the date of this filing, equity markets have experienced a sharp decline from September 30, 2008, levels and market volatility has increased dramatically. While the hedging program has performed as expected given these market conditions, hedge losses to date have significantly exceeded those sustained in the third quarter given the absolute level of liability movements. Continued equity market volatility could result in material losses in our hedging program. For more information on the GMWB hedging program, see the Equity Risk Management section within Capital Markets Risk Management.
During periods of volatile equity markets, policyholders may allocate more of their variable account assets to the fixed account options and fixed annuities may see increased sales.

INDIVIDUAL LIFE

Operating Summary	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Fee income and other	$206	$193	$635	$597
Earned premiums	(15)	(13)	(49)	(39)
Net investment income	76	84	241	247
Net realized capital losses	(165)	(15)	(219)	(8)

Total revenues	102	249	608	797
Benefits, losses and loss adjustment expenses	145	129	424	377
Insurance operating costs and other expenses	50	44	149	138
Amortization of deferred policy acquisition costs and present value of future profits	73	(1)	140	74

Total benefits, losses and expenses	268	172	713	589

Income (loss) before income taxes	(166)	77	(105)	208
Income tax expense (benefit)	(60)	26	(43)	68

Net income (loss)	$(106)	$51	$(62)	$140

Account Values	2008	2007

Variable universal life	$5,848	$7,402

Total Account Values	$10,709	$11,892

Three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007:
Net income decreased for the three and nine months ended September 30, 2008, driven primarily by significantly higher net realized capital losses and the impacts of the Unlock in the third quarter of 2007 compared to the third quarter of 2008. For further discussion on the Unlock, see Unlock and Sensitivity Analysis in the Critical Accounting Estimates section of the MD&A. For further discussion of net realized capital losses, see Realized Capital Gains and Losses by Segment table under the Operating section of the MD&A. The following other factors contributed to the changes in net income:

Fee income and other	•	Fee income and other increased for the three and nine months ended September 30, 2008 primarily due to growth in variable universal and universal life insurance in-force and fees on higher surrenders, partially offset by impacts of the Unlock in the third quarter of 2008 compared to 2007 as well as equity market declines.

Earned premiums	•	Earned premiums, which include premiums for ceded reinsurance, decreased primarily due to increased ceded reinsurance premiums due to life insurance in-force growth.

Net investment income	•	Net investment income decreased due to lower investment yields on fixed maturities and lower income from limited partnership and other alternative investments income and reduced net investment income associated with the capital approach for our secondary guarantee universal life business, partially offset by growth in general account account values.

Benefits, losses and loss adjustment expenses	•	Benefits, losses and loss adjustment expenses increased for the three and nine months ended September 30, 2008 as a result of increased death benefits consistent with a larger life insurance in-force and the impacts of the Unlock in the third quarter of 2008 along with unfavorable mortality volatility for the nine months ended September 30, 2008.

Insurance operating costs and other expenses	•	Insurance operating costs and other increased for the three and nine months ended September 30, 2008 in line with growth of in-force business.

Amortization of deferred policy acquisition costs and present value of future profits (“DAC”)	•	Amortization of DAC increased primarily as a result of the Unlock in the third quarter of 2008 compared to 2007, partially offset by reduced DAC amortization primarily attributed to net realized capital losses. This increase had a partial offset in amortization of deferred revenues, included in fee income.

Income tax expense (benefit)	•	For the three and nine months ended September 30, 2008, income tax benefits decreased as a result of lower income before income taxes primarily due to an increase in realized capital losses and DAC amortization in the third quarter of 2008 as compared to the third quarter of 2007.

Outlook
Individual Life operates in a mature and competitive marketplace with customers desiring products with guarantees and distribution requiring highly trained insurance professionals. Individual Life continues to expand its core distribution model of sales through financial advisors and banks, while also pursuing growth opportunities through other distribution sources such as independent life brokerage. The Company is looking to broaden the reach of its field sales system and wholesaling capabilities, take advantage of cross selling opportunities, and extend its penetration in the private wealth management services areas. The Company is committed to maintaining a competitive product portfolio; it refreshed its variable universal life insurance products in the second quarter of 2008 and its universal life product with secondary guarantees in the third quarter of 2008.
Sales results for the three months ended September 30, 2008 were consistent with the three months ended September 30, 2007. Sales for the nine months ended September 30, 2008 increased 4%. Year to date sales results were driven by increased sales in the independent channels of 11% and steady performance in the wirehouse channel. Sales within the bank channel have been impacted in the first nine months of 2008 by restructurings and acquisitions within certain of Individual Life’s banking distribution relationships and the liquidity and capital issues throughout the banking industry. The variable universal life mix was 32% and 36% of total sales for the three and nine months ended September 30, 2008, respectively.
Sales and account values for variable universal life products have been under pressure due to continued equity market volatility and declines. For the nine months ended, and as of September 30, 2008, variable universal life sales and account values have both decreased 21% compared to prior year. Continued volatility and declines in the equity markets may reduce the attractiveness of variable universal life products and put additional strain on future earnings as variable life fees earned by the Company are driven by the level of assets under management.
Future sales for all products will be influenced by the Company’s management of current distribution relationships, including recent merger and consolidation activity, and the development of new sources of distribution, while offering competitive and innovative new products and product features. The current economic environment poses both opportunities and challenges for future sales; while life insurance products respond well to consumer demand for financial security and wealth accumulation solutions, individuals may be reluctant to transfer funds when market volatility has recently resulted in significant declines in investment values. In addition, the availability and terms of capital solutions in the marketplace, as discussed below, to support universal life products with secondary guarantees, may influence future growth.
Effective November 1, 2007, Individual Life reinsured the policy liability related to statutory reserves in universal life with secondary guarantees to a captive reinsurance subsidiary. These reserves are calculated under prevailing statutory reserving requirements as promulgated under Actuarial Guideline 38, “The Application of the Valuation of Life Insurance Policies Model Regulation”. An unaffiliated standby third party letter of credit supports a portion of the statutory reserves that have been ceded to this subsidiary. As of September 30, 2008, the transaction provided approximately $383 of statutory capital relief associated with the Company’s universal life products with secondary guarantees. The Company expects this transaction to accommodate future statutory capital needs for in-force business and new business written through approximately December 31, 2008. The use of the letter of credit will result in a decline in net investment income and increased expenses in future periods for Individual Life. The additional statutory capital provided by the use of the letter of credit is available to the Company for general corporate purposes. As its business grows in this product line, Individual Life will evaluate the need for, and availability of, an additional capital transaction.
For risk management purposes, Individual Life accepts and maintains up to $10 in risk on any one life. Individual Life uses reinsurance where appropriate to mitigate earnings volatility; however, death claim experience may lead to periodic short-term earnings volatility.
Individual Life continues to face uncertainty surrounding estate tax legislation, aggressive competition from other life insurance providers, reduced availability and higher price of reinsurance, and the current regulatory environment related to reserving for term insurance and universal life products with no-lapse guarantees. These risks may have a negative impact on Individual Life’s future earnings.

RETIREMENT PLANS

Operating Summary	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Fee income and other	$54	$58	$168	$165
Earned premiums	1	—	3	3
Net investment income	87	89	267	267
Net realized capital losses	(180)	(21)	(236)	(19)

Total revenues	(38)	126	202	416
Benefits, losses and loss adjustment expenses	69	62	200	186
Insurance operating costs and other expenses	48	40	145	124
Amortization of deferred policy acquisition costs and present value of future profits	94	26	93	44

Total benefits, losses and expenses	211	128	438	354

Income (loss) before income taxes	(249)	(2)	(236)	62
Income tax expense (benefit)	(93)	(3)	(110)	14

Net income (loss)	$(156)	$1	$(126)	$48

Account Values	2008	2007

403(b)/457 account values	$11,432	$12,486
401(k) account values	13,736	14,685

Total Account Values	$25,168	$27,171

Three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007
Net income in Retirement Plans decreased for the three and nine months ended September 30, 2008 due to higher net realized capital losses, the DAC Unlock in 2008 as compared to 2007 and increased operating expenses. For further discussion of net realized capital losses, see Realized Capital Gains and Losses by Segment table under the Operating section of the MD&A. For further discussion of 2008 and 2007 Unlocks, see Critical Accounting Estimates. The following other factors contributed to the changes in net income:

Net investment income	•	Net investment income remained consistent for the three and nine months ended September 30, 2008, with growth in general account assets offset by a decrease in yields on fixed maturity investments and a decrease in limited partnership and other alternative investment income.

Insurance operating costs and other expenses	•	Insurance operating costs and other expenses increased for the three and nine months ended September 30, 2008, attributable to greater assets under management aging beyond their first year resulting in higher trail commissions; and higher service and technology costs.

Amortization of deferred policy acquisition costs and present value of future profits	•	Amortization of deferred policy acquisition costs and present value of future profits increased for the three and nine months ended September 30, 2008 as a result of the higher Unlock in the third quarter of 2008 as compared to the Unlock in the third quarter of 2007, partially offset by DAC amortization benefits associated with increased realized capital losses. For further discussion, see Unlock and Sensitivity Analysis in the Critical Accounting Estimates section of the MD&A.

Income tax expense (benefit)	•	For the nine months ended September 30, 2008 the income tax benefit as compared to the prior year income tax expense was due to lower income before income taxes primarily due to increased realized capital losses, the DAC Unlock in 2008 as compared to 2007, and increased tax benefits associated with the dividends received deduction. For the three months ended September 30, 2008, the income tax benefit compared to the prior year increased due to lower income before taxes primarily due to the 2008 DAC Unlock as compared to 2007 and increased realized capital losses.

Outlook
The future profitability of this segment will depend on the Company’s ability to increase assets under management across all businesses, achieve scale in areas with a high degree of fixed costs and maintain its investment spread earnings on the general account products sold largely in the 403(b)/457 business. Disciplined expense management will continue to be a focus; however, as the Company expands its reach, additional investments in service and technology will occur.
As the “baby boom” generation approaches retirement, management believes that over the long term these individuals, as well as younger individuals, will contribute more of their income to retirement plans due to the uncertainty of the Social Security system and the increase in average life expectancy.
Given the recent market declines and volatility, we expect that growth in Retirement ongoing deposits may be somewhat affected as small businesses potentially reduce their workforces and offer more modest salary increases, and as workers potentially allocate less to retirement accounts in the near term.

INSTITUTIONAL

Operating Summary	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Fee income and other	$33	$95	$109	$205
Earned premiums	244	411	674	773
Net investment income	236	318	801	909
Net realized capital losses	(601)	(46)	(907)	(69)

Total revenues	(88)	778	677	1,818
Benefits, losses and loss adjustment expenses	484	689	1,423	1,578
Insurance operating costs and other expenses	29	80	87	147
Amortization of deferred policy acquisition costs and present value of future profits	5	2	16	19

Total benefits, losses and expenses	518	771	1,526	1,744

Income (loss) before income taxes	(606)	7	(849)	74
Income tax expense (benefit)	(213)	1	(302)	22

Net income (loss)	$(393)	$6	$(547)	$52

Account Values	2008	2007

Institutional Investment Product account values	$24,223	$24,765
Private Placement Life Insurance account values	32,866	32,041

Total Account Values	$57,089	$56,806

Three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007
Net income in Institutional decreased for the three and nine months ended September 30, 2008, primarily due to increased net realized capital losses. For further discussion, see Realized Capital Gains and Losses by Segment table under Life’s Operating Section of the MD&A. Further discussion of income is presented below:

Fee income and other	•	Fee income and other decreased for the three and nine months ended September 30, 2008, primarily due to large Private Placement Life Insurance (“PPLI”) cases sold during the three and nine months ended September 30, 2007. PPLI collects front-end loads recorded in fee income, offset by corresponding premium taxes reported in insurance operating costs and other expenses. For the three months ended September 30, 2008 and 2007, PPLI had deposits of $33 and $2.6 billion, respectively, which resulted in fee income due to front-end loads of $1 and $55, respectively. For the nine months ended September 30, 2008 and 2007, PPLI had deposits of $189 and $4.8 billion, respectively, which resulted in fee income due to front-end loads of $2 and $100, respectively.

Earned premiums	•	For the three and nine months ended September 30, 2008, earned premiums decreased as compared to the comparable prior year periods due to one large terminal funding life contingent case sold in the third quarter of 2007. The decrease in earned premiums was offset by a corresponding decrease in benefits, losses, and loss adjustment expenses.

Net investment income	•	Net investment income decreased for the three and nine months ended September 30, 2008, due to decreased returns on limited partnership and other alternative investments, as well as lower yields on fixed maturity investments. For the three and nine months ended September 30, 2008, limited partnership and other alternative investments losses were ($24) and ($15), respectively. For the comparable three and nine month periods in 2007, limited partnership and other alternative investments income was $13 and $42, respectively. The decline in yield on fixed maturities was largely offset by a corresponding decrease in interest credited on liabilities reported in benefits, losses, and loss adjustment expenses.

Benefits, losses and loss adjustment expenses	•	Benefits, losses and loss adjustment expenses decreased for the three and nine months ended September 30, 2008 as compared to the comparable prior year periods primarily due to lower changes in reserve, driven by one large terminal funding life contingent case sold in the third quarter of 2007. The decrease was also caused by lower interest credited on liabilities indexed to LIBOR.

Insurance operating costs and other expenses	•	Insurance operating costs and other expenses decreased for the three and nine months ended September 30, 2008, due to a decline in PPLI premium tax, driven by reduced PPLI deposits.

Income tax expense (benefit)	•	The income tax benefit for the three and nine month periods ended September 30, 2008 increased compared to the prior year primarily due to a decline in income before taxes primarily due to increased realized capital losses. For further discussion of net realized capital losses, see Realized Capital Gains and Losses by Segment table under the Operating section of the MD&A.

Outlook
As the “baby boom” generation approaches retirement, management believes these individuals will seek investment and insurance vehicles that will give them steady streams of income throughout retirement. IIP recently has launched new products to provide solutions that deal specifically with longevity risk. Longevity risk is defined as the likelihood of an individual outliving their assets. Institutional is also designing innovative solutions to corporations’ defined benefit liabilities.
Institutional’s markets are highly competitive from a pricing perspective, and a small number of cases often account for a significant portion of deposits. Therefore, the Company does not expect to be able to sustain the level of assets under management growth attained in 2007.
Variable life policies purchased by a company or a trust named as beneficiary under the insurance policy on the lives of key employees and variable life products continue to be used to fund non-qualified benefits or other post-employment benefit liabilities, due to the opportunity to select from a range of tax deferred investment options. Financial institutions comprise a large portion of the customer base. The financial services industry has experienced significant financial distress in 2008, and as a result sales, deposits and net flows have declined relative to the prior year and the Company expects that trend to continue for the remainder of 2008 or until the general economic climate improves.
Hartford Income Notes and other stable value products (collectively “stable value products”) are sold in markets which are highly competitive and the Company’s success depends in part on the level of credited interest rates and the Company’s credit rating. The turmoil in the credit and financial markets has negatively impacted the Company’s stable value product deposits in 2008. The Company expects deposit activity to increase once the market environment improves. Stable value products net flows can be impacted by contractual maturities and rights which can include an investor’s option to accelerate principal repayments after a defined notice period of typically thirteen months (such contracts represent approximately $3 billion of account value), as well as certain fixed rate contracts for which the Company has the option to accelerate the repayment of principal and has exercised this option in certain cases. Considering these factors, as well as the interest rate and credit spread environment as of September 30, 2008, the Company expects increased outflows. Outflows in the fourth quarter 2008 for the Company’s stable value products, including normal contract maturities and investor accelerated principal repayments, are expected to total approximately $650. Additionally, in light of changes in the credit spread environment, the Company expects virtually all of the contracts that include an investor’s option to accelerate to be surrendered and paid out by the end of 2009.
The future net income of this segment will depend on Institutional’s ability to increase assets under management, mix of business and net investment spread. Market conditions are expected to negatively impact Institutional’s net flows and net income over the near term. The net investment spread, as previously discussed in the Performance Measures section of this MD&A, has declined relative to the prior year and we expect the remainder of 2008 to continue to be lower than prior year levels, primarily due to lower income amounts from partnerships and alternative investments as well as the aforementioned factors impacting net flows.

OTHER

Operating Summary	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Fee income and other	$21	$13	$52	$45
Earned premiums	36	28	107	84
Net investment income	62	75	183	242
Net realized capital losses	(516)	(85)	(936)	(166)

Total revenues[1]	(397)	31	(594)	205

Benefits, losses and loss adjustment expenses	87	67	220	281
Insurance operating costs and other expenses	11	(13)	24	31

Total benefits, losses and expenses	98	54	244	312

Loss before income taxes	(495)	(23)	(838)	(107)
Income tax benefit	(178)	—	(297)	(23)

Net loss [2]	$(317)	$(23)	$(541)	$(84)

[1]	The transition impact related to the SFAS 157 adoption was a reduction in revenues of $172 for Other for the nine months ended September 30,2008. For further discussion of the SFAS 157 transition impact, please refer to Note 3 in the Notes to the Condensed Consolidated Financial Statements.

[2]	The transition impact related to the SFAS 157 adoption was a reduction in net income of $102 for Other for the nine months ended September 30, 2008. For further discussion of the SFAS 157 transition impact, please refer to Note 3 in the Notes to the Condensed Consolidated Financial Statements.
Three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007

Net investment income	•	Net investment income declined due to declines in yields on fixed maturities and declines in limited partnership and other alternative investment income.

Realized capital gains (losses)	•	See Realized Capital Gains and Losses by Segment table under Life’s Operating section of the MD&A.

Benefits, losses and loss adjustment expenses	•	The decrease in benefits, losses and loss adjustment expenses for the nine months ended September 30, 2008 was primarily due to a charge recorded in 2007 of $55, after-tax, for regulatory matters.

Insurance operating costs and other expenses	•	Insurance operating costs and other expenses increased for three months ended September 30, 2008, as compared to prior year periods, as a result of a state tax credit that was recorded in the third quarter of 2007. Insurance operating costs and other expenses decreased for the nine months ended September 30, 2008 as compared to the prior year periods, primarily due to a charge of $21 for regulatory matters in the second quarter of 2007, a decline in 2008 expenses now allocated to other segments partially offset by increased tax expenses due to a state tax credit that was recorded in the third quarter of 2007.

Recent Developments
Due to significant market declines since September 30, 2008, approximately 95% of the in-force policies of the 3 Win product in Japan equaling approximately $3.0 billion of account value have declined to 80% or less of their initial deposit, thus triggering the associated GMIB. The GMIB is reinsured to the Company. Once triggered, this GMIB requires the policyholder to elect one of two options; either receive 80% of their initial deposit without surrender penalty immediately or receive 100% of the initial deposit via a 15 year payout annuity. In either case these actions effectively eliminate all future profits on these policies. Through the reinsurance agreement, the Company is required to make payments in 12 equal annual installments to HLIKK. As a result of triggering the GMIB for these policies during the fourth quarter of 2008, and based on current assumptions about the policyholder annuitization election rate and expected investment returns, which could be higher or lower than today’s investment returns and a yen to dollar exchange rate of ¥93 to $1 dollar, the Company will record estimated increased reserves of $50-$90, after-tax.

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
Return on general account invested assets is an important element of the Company’s financial results. Significant fluctuations in the fixed income or equity markets could weaken the Company’s financial condition or its results of operations. Additionally, changes in market interest rates may impact the period of time over which certain investments, such as MBS, are repaid and whether certain investments are called by the issuers. Such changes may, in turn, impact the yield on these investments and also may result in re-investment of funds received from calls and prepayments at rates below the average portfolio yield. For the three and nine months ended September 30, net investment income and net realized capital losses reduced the Company’s revenues by $1,292 and $1,533, respectively, for 2008, and contributed $434 and $1,711, respectively, for 2007. The reduction to consolidated revenues for 2008, as compared to the prior year period contribution, is primarily due to realized capital losses in 2008.
Fluctuations in interest rates affect the Company’s return on, and the fair value of, fixed maturity investments, which comprised approximately 76% and 83% of the fair value of its invested assets as of September 30, 2008 and December 31, 2007, respectively. Other events beyond the Company’s control, including changes in credit spreads, a downgrade of an issuer’s credit rating or default of payment by an issuer could also adversely impact the fair value of these investments.
A decrease in the fair value of any investment that is deemed other-than-temporary would result in the Company’s recognition of a net realized capital loss in its financial results prior to the actual sale of the investment. Following the recognition of the other-than-temporary impairment for fixed maturities, the Company accretes the new cost basis to par or to estimated future value over the remaining life of the security based on future estimated cash flows by adjusting the security’s yields. For a further discussion of the evaluation of other-than-temporary impairments, see the Critical Accounting Estimates section of the MD&A under “Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities” section.
The primary investment objective of the Company’s general account is to maximize economic value consistent with acceptable risk parameters, including the management of credit risk and interest rate sensitivity of invested assets, while generating sufficient after-tax income to support policyholder and corporate obligations.
The following table identifies the invested assets by type held in the general account as of September 30, 2008 and December 31, 2007.
Composition of Invested Assets

	September 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent

Fixed maturities, available-for-sale, at fair value	$40,342	76.4%	$45,611	82.9%
Equity securities, available-for-sale, at fair value	581	1.1%	722	1.3%
Policy loans, at outstanding balance	2,107	4.0%	2,016	3.7%
Mortgage loans, at amortized cost [1]	4,704	8.9%	4,166	7.5%
Limited partnerships and other alternative investments [2]	1,334	2.5%	1,246	2.3%
Short-term investments	2,455	4.7%	752	1.4%
Other investments [3]	1,283	2.4%	480	0.9%

Total investments	$52,806	100.0%	$54,993	100.0%

{1}	Consist of commercial and agricultural loans.

{2}	Includes a real estate joint venture.

[3]	Primarily relates to derivative instruments.
Total investments decreased $2.2 billion since December 31, 2007 primarily as a result of increased unrealized losses associated with fixed maturities primarily due to a widening of credit spreads, partially offset by positive operating cash flows. Short-term investments as a percentage of total investments, increased in preparation for funding liability outflows and in anticipation of investing in more favorable risk/return opportunities.

The Company’s limited partnerships and other alternative investments composition has not significantly changed since December 31, 2007. The Company is currently evaluating its allocation to limited partnerships and other alternative investments and plans to decrease its investment in hedge funds. The following table summarizes the Company’s limited partnerships and other alternative investments as of September 30, 2008 and December 31, 2007.
Composition of Limited Partnerships and Other Alternative Investments

	September 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent

Hedge funds [1]	$519	38.9%	$514	41.3%
Mortgage and real estate [2]	267	20.0%	272	21.8%
Mezzanine debt [3]	77	5.8%	61	4.9%
Private equity and other [4]	471	35.3%	399	32.0%

Total	$1,334	100.0%	$1,246	100.0%

[1]	Hedge funds include investments in funds of funds as well as direct funds. The hedge funds of funds invest in approximately 25 to 50 different hedge funds within a variety of investment styles. Examples of hedge fund strategies include long/short equity or credit, event driven strategies and structured credit.

[2]	Mortgage and real estate funds consist of investments in funds whose assets consist of mortgage loans, participations in mortgage loans, mezzanine loans or other notes which may be below investment grade credit quality as well as equity real estate. Also included is the investment in a real estate joint venture.

[3]	Mezzanine debt funds consist of investments in funds whose assets consist of subordinated debt that often times incorporates equity-based options such as warrants and a limited amount of direct equity investments.

[4]	Private equity and other funds primarily consist of investments in funds whose assets typically consist of a diversified pool of investments in small non-public businesses with high growth potential.
Investment Results
The following table summarizes the Company’s net investment income (loss).

	Three Months Ended				Nine months Ended
	September 30,				September 30,
	2008		2007		2008		2007
	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]

Fixed maturities [2]	$624	5.4%	$694	6.0%	$1,900	5.4%	$2,007	5.9%
Equity securities, available-for-sale	7	3.9%	13	6.6%	29	5.2%	30	6.3%
Mortgage loans	62	5.4%	62	6.3%	184	5.6%	165	6.5%
Policy loans	28	5.3%	30	6.0%	98	6.3%	100	6.6%
Limited partnerships and other alternative investments	(57)	(17.5%)	24	10.2%	(56)	(6.1%)	100	12.2%
Other [3]	2	—	(35)	—	(43)	—	(85)	—
Investment expense	(14)	—	(14)	—	(37)	—	(41)	—

Total net investment income (loss)	$652	5.1%	$774	6.0%	$2,075	5.1%	$2,276	6.0%

[1]	Yields calculated using investment income before investment expenses divided by the monthly weighted average invested assets at cost, amortized cost, or adjusted carrying value, as applicable excluding collateral received associated with the securities lending program and consolidated variable interest entity minority interests. Included in the fixed maturity yield is Other income (loss) as it primarily relates to fixed maturities (see footnote [3] below). Included in the total net investment income yield is investment expense.

[2]	Includes net investment income on short-term bonds.

[3]	Includes fees associated with securities lending activities of $9 and $42, respectively, for the three and nine months ended September 30, 2008, and $25 and $58, respectively, for the three and nine months ended September 30, 2007. The income from securities lending activities is included within fixed maturities. Also included are derivatives that qualify for hedge accounting under SFAS 133. These derivatives hedge fixed maturities.
Three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007
Net investment income, decreased $122, or 16%, and $201, or 9%, for the three and nine months ended September 30, 2008, respectively, compared to the prior year period. The decrease in net investment income for both periods was primarily due to a decrease in investment yield for fixed maturities and limited partnership and other alternative investments. The decrease in the fixed maturity yield primarily resulted from lower income on variable rate securities due to decreases in short-term interest rates year over year. The decrease in limited partnerships and other alternative investments yields was largely due to lower returns on hedge funds and real estate partnerships as a result of the lack of liquidity in the financial markets and a wider credit spread environment. Based upon the current interest rate and credit environment, the Company expects a lower average portfolio yield for 2008 as compared to 2007 levels primarily driven by lower yields on both fixed maturities and limited partnership and other alternative investments.

The following table summarizes the Company’s net realized capital gains and losses results.

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Gross gains on sale	$34	$25	$102	$130
Gross losses on sale	(82)	(42)	(218)	(119)
Impairments	(1,310)	(70)	(1,624)	(102)
Japanese fixed annuity contract hedges, net [1]	36	15	13	3
Periodic net coupon settlements on credit derivatives/Japan	(9)	(9)	(26)	(35)
SFAS 157 transition impact [2]	—	—	(788)	—
GMWB derivatives, net	(116)	(139)	(241)	(250)
GMIB/GMAB/GMWB reinsurance	(403)	(63)	(549)	(93)
Other, net [3]	(94)	(57)	(277)	(99)

Net realized capital gains (losses), before-tax	$(1,944)	$(340)	$(3,608)	$(565)

[1]	Relates to the Japanese fixed annuity product (product and related derivative hedging instruments excluding periodic net coupon settlements).

[2]	Includes losses from SFAS 157 transition impact of $616 related to GMWB embedded derivatives and $148 and $24 related to free standing derivatives associated with the reinsurance of GMIB and GMAB liabilities, respectively.

[3]	Primarily consists of changes in fair value on non-qualifying derivatives and other investment gains and losses.
The circumstances giving rise to the net realized capital gains and losses in these components are as follows:

Gross Gains and Losses on Sale	•	Gross gains and losses on sales for the three and nine months ended September 30, 2008 were predominantly within fixed maturities and were primarily comprised of corporate securities, including losses of $14 of CLOs in the first quarter for which HIMCO is the collateral manager. Gross gains and losses on sale, excluding the loss on CLOs, primarily resulted from the decision to reallocate the portfolio to securities with more favorable risk/return profiles. For more information regarding losses on the sale of HIMCO managed CLO’s, refer to the Variable Interest Entities section below. During the three and nine months ended September 30, 2008, securities sold at a loss were depressed, on average, approximately 6% and 2%, respectively, at the respective period’s impairment review date and are deemed to be temporarily impaired.

	•	Gross gains and losses on sales for three and nine months ended September 30, 2007 were primarily comprised of corporate and US government securities. During the three and nine months ended September 30, 2007, securities sold at a loss were depressed, on average, approximately 2% and 1%, respectively, at the respective period’s impairment review date and are deemed to be temporarily impaired.

Impairments	•	See the Other-Than-Temporary Impairments section that follows for information on impairment losses.

SFAS 157	•	See Note 3 in the Notes to the Condensed Consolidated Financial Statements for a discussion of the SFAS 157 transition impact.

GMWB	•	See Note 3 in the Notes to the Condensed Consolidated Financial Statements for a discussion of GMWB gains and losses.

Reinsurance of GMIB/ GMAB/GMWB	•	See Note 3 in the Notes to the Condensed Consolidated Financial Statements for a discussion of GMIB/GMAB/GMWB gains and losses.

Other	•	Other, net losses for the three and nine months ended September 30, 2008 were primarily related to net losses on credit derivatives of $93 and $271. The net losses on credit derivatives were primarily due to significant credit spread widening on credit derivatives that assume credit exposure. Included in the nine months ended September 30, 2008 were losses incurred in the first quarter on HIMCO managed CLOs. For more information regarding these losses, refer to the Variable Interest Entities section below. Also included were derivative related losses of $39 for the three and nine months ended September 30, 2008 due to counterparty default related to the bankruptcy of Lehman Brothers Holdings Inc.

	•	Other, net losses for the three and nine months ended September 30, 2007 were primarily driven by the change in value of non-qualifying derivatives due to credit spread widening as well as fluctuations in interest rates and foreign currency exchange rates.

Securities Lending
The Company participates in securities lending programs to generate additional income, whereby certain domestic fixed income securities are loaned from the Company’s portfolio to qualifying third party borrowers, in return for collateral in the form of cash or U.S. government securities. Borrowers of these securities provide collateral of 102% of the market value of the loaned securities and can return the securities to the Company for cash at varying maturity dates. As of September 30, 2008, the Company loaned securities with a fair value of $2.6 billion and held collateral against the loaned securities in the amount of $2.7 billion. The following table represents when the borrowers can return the loaned securities to the Company and, in turn, when the cash collateral would be returned to the borrower.

Cash Collateral
Thirty days or less	$820
Thirty one to 90 days	493
Over three to six months	726
Over six to nine months	247
Over nine months to one year	416

Total	$2,702

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
As of September 30, 2008 and December 31, 2007, the Company had relationships with four and six, respectively, VIEs where the Company was the primary beneficiary. The following table sets forth the carrying value of assets and liabilities, and the Company’s maximum exposure to loss on these consolidated VIEs.

	September 30, 2008			December 31, 2007
			Maximum			Maximum
	Total	Total	Exposure	Total	Total	Exposure
	Assets	Liabilities [1]	to Loss	Assets	Liabilities [1]	to Loss

CLOs [2]	$336	$157	$175	$128	$73	$74
Limited partnerships	301	121	180	309	121	188
Other investments [3]	261	164	93	296	126	178

Total	$898	$442	$448	$733	$320	$440

[1]	Creditors have no recourse against the Company in the event of default by the VIE.

[2]	The Company provides collateral management services and earns a fee associated with these structures.

[3]	Other investments include one unlevered investment bank loan fund for which the Company provides collateral management services and earns an associated fee. As of December 31, 2007, one investment structure was also included that was backed by preferred securities.
As of September 30, 2008 and December 31, 2007, the Company also held variable interests in two and four VIEs, respectively, where the Company is not the primary beneficiary. These investments have been held by the Company for two years. The Company’s maximum exposure to loss from these non-consolidated VIEs as of September 30, 2008 and December 31, 2007 was $241 and $100, respectively.
As of December 31, 2007, HIMCO was the collateral manager of four VIEs with provisions that allowed for termination if the fair value of the aggregate referenced bank loan portfolio declined below a stated level. These VIEs were market value CLOs that invested in senior secured bank loans through total return swaps. Two of these market value CLOs were consolidated, and two were not consolidated. During the first quarter of 2008, the fair value of the aggregate referenced bank loan portfolio declined below the stated level in all four market value CLOs and the total return swap counterparties terminated the transactions. Three of these CLOs were restructured from market value CLOs to cash flow CLOs without market value triggers and the remaining CLO is expected to terminate by the end of 2008. The Company realized a capital loss of $50, before-tax, from the termination of these CLOs. In connection with the restructurings, the Company purchased interests in two of the resulting VIEs, one of which the Company is the primary beneficiary. These purchases resulted in an increase in the Company’s maximum exposure to loss for both consolidated and non-consolidated VIEs.

Other-Than-Temporary Impairments
The following table identifies the Company’s other-than-temporary impairments by type of security.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

ABS
Sub-prime residential mortgages	$102	$44	$180	$44
Other	11	4	11	16
CMBS
Bonds	26	—	33	—
IOs	34	—	34	—
CRE CDOs	95	—	209	—
CMOs/MBS	29	—	29	—
Corporate
Financial Services	714	1	766	1
Other	177	16	215	34
Equities
Financial Services	120	—	128	—
Other	1	—	15	2
Other	1	5	4	5
Total other-than-temporary impairments	$1,310	$70	$1,624	$102

The Company has a comprehensive security monitoring process to identify and evaluate individual securities that may be other-than-temporarily impaired. The process includes a quarterly review of the entire portfolio using a screening process to identify specific securities where the fair value compared to the amortized cost or cost, as applicable, is below established thresholds. In addition, the Company uses other monitoring criteria, such as ratings, ratings downgrades, payment defaults and internal credit monitoring watch lists. The unrealized losses on securities identified are then evaluated based on individual facts and circumstances to determine if the impairment is other-than-temporary.
For the three and nine months ended September 30, 2008, impairments of $1,310 and $1,624, respectively, were concentrated in subordinated fixed maturities and preferred equities within the financial services sector as well as in structured securities.
Of the $834 and $894 of impairments on financial services companies for the three and nine months ended September 30, 2008, we do not anticipate substantial recovery on $224 of securities due to bankruptcy, financial restructurings, or concerns about the issuer’s ability to continue to make contractual payments. The remaining balance primarily relates to securities that experienced extensive credit spread widening and the Company could not reasonably assert that the security would recover in value in a reasonable period of time, generally two years. For these securities, the Company expects to recover principal and interest in accordance with the security’s contractual terms.
Impairments for structured securities totaled $297 and $496, respectively, for the three and nine months ended September 30, 2008. For these securities, the Company determines impairments by modeling cash flows in a severe negative economic outlook scenario. If the results of this cash flow modeling indicate an economic loss, the Company takes an impairment. During the third quarter the economic assumptions used in this modeling worsened from the second quarter modeling. In CMBS, for example, the third quarter model anticipates higher unemployment and a more severe contraction of GDP. Primarily as a result of these aforementioned negative changes in economic outlook along with further price deterioration on previously impaired securities, the Company recognized impairments of $102 on sub-prime residential mortgages and $155 on CMBS. Currently, almost all CMBS and sub-prime ABS securities continue to receive contractual principal and interest payments.
The remaining impairments for the three and nine months ended September 30, 2008 of $179 and $234, respectively, were comprised of securities in various sectors, primarily non-financial services corporate securities, that experienced significant credit spread widening and for which the Company was uncertain of its intent to retain the investments for a period of time sufficient to allow for recovery.
For the three and nine months ended September 30, 2007, other impairments of $70 and $102, respectively, were recorded on securities that had declined in value for which the Company was uncertain of its intent to retain the investments for a period of time sufficient to allow for recovery.

INVESTMENT CREDIT RISK
The Company has established investment credit policies that focus on the credit quality of obligors and counterparties, limit credit concentrations, encourage diversification and require frequent creditworthiness reviews. Investment activity, including setting of policy and defining acceptable risk levels, is subject to review and approval by senior management.
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
The Company minimizes the credit risk of derivative instruments by entering into transactions with high quality counterparties rated A2/A or better, which are monitored by the Company’s internal compliance unit and reviewed frequently by senior management. In addition, the compliance unit monitors counterparty credit exposure on a monthly basis to ensure compliance with Company policies and statutory limitations. The Company also maintains a policy of requiring that derivative contracts, other than exchange traded contracts, currency forward contracts, and certain embedded derivatives, be governed by an International Swaps and Derivatives Association Master Agreement, which is structured by legal entity and by counterparty and permits right of offset.
For each counterparty, the Company has developed credit exposure thresholds which are based upon counterparty ratings. Credit exposures are measured using the market value of the derivatives, resulting in amounts owed to the Company by its counterparties or potential payment obligations from the Company to its counterparties. Credit exposures are generally quantified daily based on the prior business day’s market values and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of derivatives exceeds the exposure policy thresholds. In accordance with industry standards and the contractual agreements, collateral is typically settled on the next business day. The Company has exposure to credit risk for amounts below the exposure thresholds which are uncollateralized as well as for market fluctuations that may occur between contractual settlement periods of collateral movements.
The maximum uncollateralized threshold for a derivative counterparty for a single legal entity is $10. The Company currently transacts derivatives in two legal entities and therefore the maximum combined threshold for a single counterparty over all legal entities that use derivatives is $20. In addition, the Company may have exposure to multiple counterparties in a single corporate family due to a common credit support provider. As of September 30, 2008, the maximum combined threshold for all counterparties under a single credit support provider over all legal entities that use derivatives is $40. Based on the contractual terms of the collateral agreements, these thresholds may be immediately reduced due to a downgrade in a counterparty’s credit rating.
For the three and nine months ended September 30, 2008, the Company has incurred losses of $39 on derivative instruments due to counterparty default related to the bankruptcy of Lehman Brothers Holdings Inc. These losses were a result of the contractual collateral threshold amounts and open collateral calls in excess of such amounts immediately prior to the bankruptcy filing, as well as interest rate and credit spread movements from the date of the last collateral call to the date of the bankruptcy filing.
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
The credit default swaps are carried on the balance sheet at fair value. The Company received upfront premium payments on certain credit default swaps, which reduces the overall credit exposure. The following table summarizes the credit default swaps used by the Company to manage credit risk within the portfolio, excluding credit default swaps with offsetting positions.
Credit Default Swaps

	September 30, 2008			December 31, 2007
		Initial			Initial
	Notional	Premium	Fair	Notional	Premium	Fair
	Amount	Received	Value	Amount	Received	Value

Assuming credit risk	$973	$(71)	$(366)	$1,718	$(101)	$(234)
Reducing credit risk	2,509	16	100	3,494	(1)	56

Total credit default swaps	$3,482	$(55)	$(266)	$5,212	$(102)	$(178)

During 2008, the Company continued to reduce overall credit risk exposure to general credit spread movements by both reducing and rebalancing the total notional amount of the credit default swap portfolio. The Company’s credit default swap portfolio has experienced and may continue to experience market value fluctuations based upon certain market conditions, including credit spread movement of specific referenced entities. For the three and nine months ended September 30, 2008, the Company realized losses of $92 and $174, respectively, on credit default swaps.
Subsequent to September 30, 2008, the Company terminated its $140 of notional amount related to credit derivatives that reference the first loss position of a basket of corporate issuers, which resulted in a realized loss of $10 in October 2008.
Prior to the first quarter of 2008, the Company also assumed credit exposure through credit index swaps referencing AAA rated CMBS indices. During the first and second quarter of 2008, the Company realized a loss of $56 and $1, before-tax, respectively, as a result of these swaps maturing as well as the Company eliminating exposure to the remaining swaps by entering into offsetting positions. As of September 30, 2008, the Company does not have exposure to CMBS through credit derivatives.
Available-for-Sale Securities
The following table identifies fixed maturities by credit quality as of September 30, 2008 and December 31, 2007. The ratings referenced below are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company’s internal analysis of such securities.
Fixed Maturities by Credit Quality

	September 30, 2008			December 31, 2007
			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value

AAA	$11,521	$9,948	24.6%	$14,217	$13,879	30.5%
AA	5,919	4,978	12.3%	6,015	5,700	12.5%
A	11,638	10,533	26.2%	10,887	10,999	24.1%
BBB	9,940	9,141	22.7%	9,980	9,937	21.8%
United States Government/Government agencies	3,731	3,746	9.3%	3,262	3,295	7.2%
BB & below	2,203	1,996	4.9%	1,847	1,801	3.9%

Total fixed maturities	$44,952	$40,342	100.0%	$46,208	$45,611	100.0%

The Company’s investment ratings as a percentage of total fixed maturities experienced a shift from AAA rated to A rated since December 31, 2007 primarily due to rating agency downgrades of monoline insurers.

The following table identifies fixed maturity and equity securities classified as available-for-sale as of September 30, 2008 and December 31, 2007.
Available-for-Sale Securities by Type

	September 30, 2008					December 31, 2007
					Percent					Percent
	Cost or	Gross	Gross		of Total	Cost or	Gross	Gross		of Total
	Amortized	Unrealized	Unrealized	Fair	Fair	Amortized	Unrealized	Unrealized	Fair	Fair
	Cost	Gains	Losses	Value	Value	Cost	Gains	Losses	Value	Value

ABS
Auto	$441	$—	$(50)	$391	1.0%	$536	$1	$(12)	$525	1.2%
Collateralized loan obligations (“CLOs”) [1]	2,021	—	(314)	1,707	4.2%	1,841	—	(79)	1,762	3.9%
Credit cards	855	—	(64)	791	2.0%	826	2	(18)	810	1.8%
Residential mortgage backed (“RMBS”) [2]	2,233	1	(518)	1,716	4.3%	2,558	6	(294)	2,270	5.0%
Student loan	699	—	(156)	543	1.3%	719	—	(37)	682	1.5%
Other [3]	983	5	(187)	801	2.0%	1,122	15	(79)	1,058	2.2%
CMBS
Bonds	7,557	12	(1,140)	6,429	15.9%	8,600	81	(239)	8,442	18.5%
CRE CDOs	1,629	—	(860)	769	1.9%	1,872	—	(319)	1,553	3.4%
Interest only (“IOs”)	875	20	(46)	849	2.1%	1,043	78	(14)	1,107	2.4%
CMOs
Agency backed	545	9	(3)	551	1.4%	793	18	(3)	808	1.8%
Non-agency backed [4]	328	—	(47)	281	0.7%	411	4	(2)	413	0.9%
Corporate [5]
Basic industry	1,734	17	(64)	1,687	4.2%	1,552	45	(19)	1,578	3.5%
Capital goods	1,609	24	(77)	1,556	3.9%	1,460	72	(14)	1,518	3.3%
Consumer cyclical	1,749	27	(87)	1,689	4.2%	1,886	72	(34)	1,924	4.2%
Consumer non-cyclical	2,504	27	(85)	2,446	6.1%	2,023	72	(19)	2,076	4.6%
Energy	1,295	17	(85)	1,227	3.0%	1,117	53	(8)	1,162	2.5%
Financial services	5,988	83	(591)	5,480	13.6%	6,906	184	(308)	6,782	14.9%
Technology and communications	2,755	58	(175)	2,638	6.5%	2,455	141	(22)	2,574	5.6%
Transportation	445	6	(35)	416	1.0%	312	10	(7)	315	0.7%
Utilities	3,193	69	(207)	3,055	7.5%	2,797	138	(70)	2,865	6.3%
Other [6]	1,180	2	(131)	1,051	2.6%	1,420	20	(70)	1,370	3.0%
Government/Government agencies
Foreign	416	19	(16)	419	1.0%	465	35	(2)	498	1.1%
United States	1,362	22	(6)	1,378	3.4%	516	14	(1)	529	1.2%
MBS	1,642	8	(14)	1,636	4.1%	1,750	15	(15)	1,750	3.8%
Municipal	914	6	(84)	836	2.1%	1,226	32	(20)	1,238	2.7%
Redeemable preferred stock	—	—	—	—	—	2	2	(2)	2	—

Fixed maturities	$44,952	$432	$(5,042)	$40,342	100.0%	$46,208	$1,110	$(1,707)	$45,611	100.0%
Equity securities, available-for-sale

Financial Services	384	—	(36)	348		515	—	(45)	470
Other	264	2	(33)	233		248	10	(6)	252

Total securities, available- for-sale	$45,600	$434	$(5,111)	$40,923		$46,971	$1,120	$(1,758)	$46,333

[1]	As of September 30, 2008, 99% of these senior secured bank loan CLOs were AAA rated with an average subordination of 29%.

[2]	Includes securities with an amortized cost and fair value of $8 and $6, respectively, as of September 30, 2008 and $30 and $28, respectively, as of December 31, 2007, which were backed by pools of loans issued to prime borrowers. Includes securities with an amortized cost and fair value of $87 and $64, respectively, as of September 30, 2008, and $91 and $82, respectively, as of December 31, 2007, which were backed by pools of loans issued to Alt-A borrowers.

[3]	Includes CDO securities with an amortized cost and fair value of $17 and $5, respectively, as of September 30, 2008 and $16 and $15, respectively, as of December 31, 2007 that contain a below-prime residential mortgage loan component. Typically these CDOs are also backed by assets other than below-prime loans.

[4]	Includes securities with an amortized cost and fair value of $175 and $142, respectively, as of September 30, 2008 and $212 as of December 31, 2007 which were backed by pools of loans issued to Alt-A borrowers.

[5]	As of September 30, 2008 and December 31, 2007, 93% of corporate securities were rated investment grade.

[6]	Includes structured investments with an amortized cost and fair value of $481 and $416, respectively, as of September 30, 2008 and $561 and $523, respectively, as of December 31, 2007. The underlying securities supporting these investments are primarily diversified pools of investment grade corporate issuers which can withstand a 15% cumulative default rate, assuming a 35% recovery.

The Company’s investment sector allocations as a percentage of total fixed maturities have changed since December 31, 2007 due to portfolio reallocations. These reallocations have led to the Company reducing its exposure to CMBS, financial services, and consumer cyclical, while increasing allocations to consumer non-cyclical and short-term investments. The available-for-sale net unrealized loss position increased $4.0B since December 31, 2007. The increase since December 31, 2007 primarily resulted from credit spread widening, partially offset by interest rates declining. Credit spreads widened primarily due to the continued deterioration in the U.S. housing market, tightened lending conditions and the market’s flight to quality securities as well as the increased likelihood of a U.S. recession which has caused significant market strain. Early steps taken by the government to stabilize the financial system have proven ineffective and pressures continue to build throughout the third quarter. The sectors most significantly impacted include financial services, residential and commercial mortgage backed investments, and consumer loan backed investments. The following sections illustrate the Company’s holdings and provide commentary on the sectors identified above.
Financial Services
Financial companies are under severe stress driven initially by the housing market collapse which has led to massive asset write-downs, concerns over capital adequacy, funding pressures and an overall loss of confidence. The Company has exposure to the financial services sector predominantly through banking firms. A comparison of fair value to amortized cost is not indicative of the pricing of individual securities as rating downgrades and impairments have occurred. The following table represents the Company’s exposure to the financial services sector included in the corporate and equity securities, available-for-sale lines in the Consolidated Available-for-Sale Securities by Type table above.
Financial Services by Credit Quality

	September 30, 2008			December 31, 2007
			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value

AAA	$509	$452	7.8%	$404	$397	5.5%
AA	1,829	1,681	28.8%	2,200	2,131	29.4%
A	3,335	3,032	52.0%	3,780	3,752	51.7%
BBB	513	476	8.2%	795	739	10.2%
BB & below	186	187	3.2%	242	233	3.2%

Total securities	$6,372	$5,828	100.0%	$7,421	$7,252	100.0%

The following table represents the Hartford Life Insurance Company’s, exclusive of its wholly-owned subsidiaries’, exposure to the financial services sector.
Financial Services by Credit Quality

	September 30, 2008			December 31, 2007
			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value

AAA	$306	$263	8.0%	$300	$296	6.8%
AA	893	807	24.7%	1,205	1,157	26.7%
A	2,044	1,808	55.3%	2,321	2,313	53.3%
BBB	249	227	6.9%	438	399	9.2%
BB & below	166	168	5.1%	179	171	4.0%

Total	$3,658	$3,273	100.0%	$4,443	$4,336	100.0%

Sub-prime Residential Mortgage Loans
The Company has exposure to sub-prime and Alt-A residential mortgage backed securities included in the Available-for-Sale Securities by Type table above. These securities continue to be affected by uncertainty surrounding the decline in home prices, negative technical factors, along with continued deterioration in collateral performance.
The following table presents the holdings of Hartford Life Insurance Company and its wholly-owned subsidiaries’ exposure to ABS supported by sub-prime mortgage loans by current credit quality and vintage year, including direct investment in CDOs that contain a sub-prime loan component, included in the RMBS and ABS other line in the Consolidated Available-for-Sale Securities by Type table above. A comparison of fair value to amortized cost is not indicative of the pricing of individual securities as rating downgrades and impairments have occurred. Credit Protection represents the current weighted average percentage, excluding wrapped securities, of the outstanding capital structure subordinated to the Company’s investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. The table below does not include the Company’s exposure to Alt-A residential mortgage loans, with an amortized cost and fair value of $262 and $206, respectively, as of September 30, 2008, and $303 and $294, respectively, as of December 31, 2007. These securities were primarily rated AAA and backed by 2007 vintage year collateral.
Sub-Prime Residential Mortgage Loans [1] [2] [3] [4]

September 30, 2008 [5]
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$30	$26	$139	$121	$46	$36	$25	$16	$27	$16	$267	$215
2004	110	97	308	252	4	4	—	—	—	—	422	353
2005	75	65	661	526	43	31	3	3	9	9	791	634
2006	181	144	97	49	14	9	46	22	30	7	368	231
2007	128	90	15	6	41	21	30	26	93	75	307	218

Total	$524	$422	$1,220	$954	$148	$101	$104	$67	$159	$107	$2,155	$1,651

Credit protection	34.7%		48.5%		27.9%		24.8%		14.1%		41.5%

December 31, 2007
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$50	$49	$180	$168	$79	$66	$6	$5	$7	$6	$322	$294
2004	129	127	304	276	—	—	—	—	—	—	433	403
2005	83	77	762	683	8	5	10	3	29	19	892	787
2006	336	304	48	39	1	1	2	1	3	1	390	346
2007	262	227	66	37	52	44	17	17	19	20	416	345

Total	$860	$784	$1,360	$1,203	$140	$116	$35	$26	$58	$46	$2,453	$2,175

Credit protection	32.3%		47.9%		22.7%		23.1%		19.2%		40.7%

[1]	The vintage year represents the year the underlying loans in the pool were originated.

[2]	The Company’s exposure to second lien residential mortgages is composed primarily of loans to prime and Alt-A borrowers, of which approximately over half were wrapped by monoline insurers. These securities are included in the table above and have an amortized cost and fair value of $129 and $82, respectively, as of September 30, 2008 and $206 and $170, respectively, as of December 31, 2007.

[3]	As of September 30, 2008, the weighted average life of the sub-prime residential mortgage portfolio was 3.8 years.

[4]	As of September 30, 2008, approximately 88% of the portfolio is backed by adjustable rate mortgages.

[5]	The credit qualities above include downgrades since December 31, 2007.
The following table presents the holdings of Hartford Life Insurance Company’s, exclusive of its wholly-owned subsidiaries, exposure to ABS supported by sub-prime mortgage loans by current credit quality, including direct investment in CDOs that contain a sub-prime loan component. A comparison of fair value to amortized cost is not indicative of the pricing of individual securities as rating downgrades and impairments have occurred. Credit protection represents the current weighted average percentage of the outstanding capital structure subordinated to the Company’s investment holding that is available to absorb losses before the security suffers the first dollar loss of principal. The table below does not include the Company’s exposure to Alt-A residential mortgage loans, with an amortized cost and fair value of $155 and $117, respectively, as of September 30, 2008, and $176 and $168, respectively, as of December 31, 2007. These securities were primarily backed by AAA rated 2007 vintage year collateral.

Sub-Prime Residential Mortgage Loans [1] [2] [3] [4]

September 30, 2008
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$14	$12	$76	$65	$23	$19	$17	$12	$19	$10	$149	$118
2004	101	89	202	164	—	—	—	—	—	—	303	253
2005	55	47	550	441	16	9	3	3	8	8	632	508
2006	158	122	55	30	7	4	23	11	22	6	265	173
2007	72	51	15	6	13	7	30	26	75	63	205	153

Total	$400	$321	$898	$706	$59	$39	$73	$52	$124	$87	$1,554	$1,205

Credit protection	34.6%		48.6%		26.9%		25.6%		15.2%		41.7%

December 31, 2007
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$23	$23	$95	$87	$49	$41	$4	$3	$3	$3	$174	$157
2004	112	111	199	181	—	—	—	—	—	—	311	292
2005	63	58	624	559	8	5	10	4	27	16	732	642
2006	241	217	29	24	—	—	1	1	—	—	271	242
2007	165	143	55	30	37	36	8	8	11	13	276	230

Total	$604	$552	$1,002	$881	$94	$82	$23	$16	$41	$32	$1,764	$1,563

Credit protection	32.7%		48.4%		24.1%		27.9%		23.3%		41.4%

[1]	The vintage year represents the year the underlying loans in the pool were originated.

[2]	The Company’s exposure to second lien residential mortgages is composed primarily of loans to prime and Alt-A borrowers. These securities are included in the table above and have an amortized cost and fair value of $69 and $51, respectively, as of September 30, 2008 and $145 and $118, respectively, as of December 31, 2007.

[3]	As of September 30, 2008, the weighted average life of the sub-prime residential mortgage portfolio was 3.7 years.

[4]	As of September 30, 2008, approximately 92% of the portfolio is backed by adjustable rate mortgages.
Commercial Mortgage Loans
The Company has observed some weakness in commercial real estate market fundamentals and expects continued pressure on these fundamentals including increased vacancies, rising delinquencies, lower rent growth, and declining property values. The following tables represent the Company’s exposure to CMBS bonds, commercial real estate CDOs, and IOs by current credit quality and vintage year. A comparison of fair value to amortized cost is not indicative of the pricing of individual securities as rating downgrades and impairments have occurred. Credit protection represents the current weighted average percentage of the outstanding capital structure subordinated to the Company’s investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. This credit protection does not include any equity interest or property value in excess of outstanding debt.
CMBS — Bonds [1]

September 30, 2008
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$1,628	$1,601	$262	$250	$73	$62	$11	$10	$23	$23	$1,997	$1,946
2004	387	372	53	45	41	31	20	14	—	—	501	462
2005	579	532	243	188	236	181	48	35	22	10	1,128	946
2006	1,864	1,562	240	183	370	273	349	235	38	16	2,861	2,269
2007	566	465	263	188	102	70	136	82	3	1	1,070	806

Total	$5,024	$4,532	$1,061	$854	$822	$617	$564	$376	$86	$50	$7,557	$6,429

Credit protection	25.3%		18.7%		11.9%		7.1%		3.8%		21.0%

December 31, 2007
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$1,953	$1,983	$296	$303	$133	$133	$7	$7	$26	$29	$2,415	$2,455
2004	368	370	56	55	71	68	21	19	—	—	516	512
2005	623	615	247	236	272	265	67	65	22	19	1,231	1,200
2006	1,940	1,890	263	254	569	559	392	352	18	17	3,182	3,072
2007	673	662	263	249	142	131	175	158	3	3	1,256	1,203

Total	$5,557	$5,520	$1,125	$1,097	$1,187	$1,156	$662	$601	$69	$68	$8,600	$8,442

Credit protection	23.8%		16.4%		13.6%		6.8%		3.7%		20.6%

[1]	The vintage year represents the year the pool of loans was originated.
The following table presents the holdings of Hartford Life Insurance Company’s, exclusive of its wholly-owned subsidiaries, exposure to CMBS.
CMBS — Bonds [1]

September 30, 2008
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$846	$829	$111	$105	$29	$26	$7	$6	$15	$15	$1,008	$981
2004	222	216	18	16	23	17	11	8	—	—	274	257
2005	283	258	168	132	174	137	41	29	22	10	688	566
2006	1,279	1,060	200	156	285	212	274	185	25	11	2,063	1,624
2007	336	270	183	135	64	44	107	66	2	1	692	516

Total	$2,966	$2,633	$680	$544	$575	$436	$440	$294	$64	$37	$4,725	$3,944

Credit protection	25.6%		20.6%		13.4%		7.5%		4.5%		21.1%

December 31, 2007
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$1,136	$1,150	$126	$128	$52	$52	$3	$3	$18	$20	$1,335	$1,353
2004	217	218	21	21	35	33	11	10	—	—	284	282
2005	315	309	168	160	197	193	49	47	22	19	751	728
2006	1,435	1,390	201	195	334	323	306	272	10	9	2,286	2,189
2007	395	387	183	174	64	58	129	117	2	2	773	738

Total	$3,498	$3,454	$699	$678	$682	$659	$498	$449	$52	$50	$5,429	$5,290

Credit protection	24.8%		21.2%		16.7%		7.4%		3.9%		21.5%

[1]	The vintage year represents the year the pool of loans was originated.

The following table presents the holdings of Hartford Life Insurance Company’s and its wholly-owned subsidiaries exposure to CMBS CRE CDOs.
CMBS — CRE CDOs [1] [2] [3]

September 30, 2008 [4]
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$131	$78	$91	$44	$64	$21	$48	$15	$31	$6	$365	$164
2004	117	62	16	8	30	11	11	3	13	2	187	86
2005	70	40	62	30	56	19	11	3	—	—	199	92
2006	241	133	85	42	77	32	22	4	—	—	425	211
2007	133	86	108	48	111	35	28	8	—	—	380	177
2008	31	22	16	8	20	7	6	2	—	—	73	39

Total	$723	$421	$378	$180	$358	$125	$126	$35	$44	$8	$1,629	$769

Credit protection	26.0%		22.8%		16.7%		21.2%		57.8%		23.7%

December 31, 2007
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$270	$228	$70	$58	$31	$22	$7	$7	$—	$—	$378	$315
2004	86	69	16	13	11	8	4	3	—	—	117	93
2005	79	65	34	26	10	7	2	1	—	—	125	99
2006	436	386	142	113	187	145	50	38	—	—	815	682
2007	206	177	129	107	79	63	23	17	—	—	437	364

Total	$1,077	$925	$391	$317	$318	$245	$86	$66	$—	$—	$1,872	$1,553

Credit protection	31.5%		27.1%		16.7%		10.4%		—		27.5%

[1]	The vintage year represents the year that the underlying collateral in the pool was originated. Individual CDO market value is allocated by the proportion of collateral within each vintage year.

[2]	As of September 30, 2008, approximately 30% of the underlying CMBS CRE CDO collateral are seasoned, below investment grade securities.

[3]	For certain CDO’s, the collateral manager has the ability to reinvest proceeds that become available, primarily from collateral maturities. The increase in the 2008 vintage year represents reinvestment under these CDO’s.

[4]	The credit qualities above include downgrades since December 31, 2007.
The following table presents the holdings of Hartford Life Insurance Company’s, exclusive of its wholly-owned subsidiaries, exposure to CMBS CRE CDOs.
CMBS — CRE CDOs [1] [2] [3]

September 30, 2008 [4]
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$123	$73	$66	$30	$20	$7	$27	$7	$18	$3	$254	$120
2004	84	44	12	7	10	4	8	2	8	1	122	58
2005	59	34	53	27	37	12	9	3	—	—	158	76
2006	175	97	64	33	54	23	16	3	—	—	309	156
2007	91	59	80	36	96	30	21	6	—	—	288	131
2008	25	17	14	7	18	6	5	1	—	—	62	31

Total	$557	$324	$289	$140	$235	$82	$86	$22	$26	$4	$1,193	$572

Credit protection	30.2%		22.1%		16.0%		19.1%		60.2%		25.2%

December 31, 2007
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$182	$153	$48	$38	$13	$10	$5	$4	$—	$—	$248	$205
2004	59	48	13	11	6	5	3	2	—	—	81	66
2005	50	41	32	24	9	7	1	—	—	—	92	72
2006	323	286	113	91	150	118	42	32	—	—	628	527
2007	126	107	90	74	67	53	16	11	—	—	299	245

Total	$740	$635	$296	$238	$245	$193	$67	$49	$—	$—	$1,348	$1,115

Credit protection	34.1%		24.7%		17.1%		10.1%		—		28.0%

[1]	The vintage year represents the year that the underlying collateral in the pool was originated. Individual CDO market value is allocated by the proportion of collateral within each vintage year.

[2]	As of September 30, 2008, approximately 28% of the underlying CMBS CRE CDO collateral are seasoned, below investment grade securities.

[3]	For certain CDO’s, the collateral manager has the ability to reinvest proceeds that become available, primarily from collateral maturities. The increase in the 2008 vintage year represents reinvestment under these CDO’s.

[4]	The credit qualities above include downgrades since December 31, 2007.
The following table presents the holdings of Hartford Life Insurance Company’s and its wholly-owned subsidiaries exposure to CMBS IOs.
CMBS — IOs [1]

	September 30, 2008		December 31, 2007
	AAA		AAA
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value

2003 & Prior	$311	$314	$367	$411
2004	167	161	209	218
2005	206	191	235	243
2006	95	89	110	113
2007	96	94	122	122

Total	$875	$849	$1,043	$1,107

[1]	The vintage year represents the year the pool of loans was originated.
The following table presents the holdings of Hartford Life Insurance Company’s, exclusive of its wholly-owned subsidiaries, exposure to CMBS IOs.
CMBS — IOs [1]

	September 30, 2008		December 31, 2007
	AAA		AAA
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value

2003 & Prior	$148	$149	$178	$200
2004	92	89	118	122
2005	112	104	127	132
2006	46	46	56	58
2007	45	45	58	59

Total	$443	$433	$537	$571

[1]	The vintage year represents the year the pool of loans was originated.
In addition to commercial mortgage-backed securities, the Company has whole loan commercial real estate investments. The carrying value of these investments was $4.7 billion and $4.2 billion as of September 30, 2008 and December 31, 2007, respectively. The Company’s mortgage loans are collateralized by a variety of commercial and agricultural properties. The mortgage loans are geographically dispersed throughout the United States and by property type. At September 30, 2008 and December 31, 2007, the Company held no impaired, restructured, delinquent or in-process-of-foreclosure mortgage loans and accordingly had no valuation allowance for mortgage loans.

Consumer Loans
The Company continues to see weakness in consumer credit fundamentals. Rising delinquency and loss rates have been driven by the softening economy and higher unemployment rates. Delinquencies and losses on consumer loans rose during the third quarter of 2008 and the Company expects this trend to continue throughout the year. However, the Company expects its ABS consumer loan holdings to face limited credit concerns, as the borrower collateral quality and structural credit enhancement of the securities is sufficient to absorb a significantly higher level of defaults than are currently anticipated. The following table presents the Hartford Life Insurance Company and its wholly-owned subsidiaries’ exposure to ABS consumer loans by credit quality.
ABS Consumer Loans

September 30, 2008
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

Credit card [1]	$332	$314	$6	$5	$117	$113	$342	$313	$58	$46	$855	$791
Auto [2]	109	99	11	10	146	130	160	139	15	13	441	391
Student loan [3]	272	201	306	256	121	86	—	—	—	—	699	543

Total	$713	$614	$323	$271	$384	$329	$502	$452	$73	$59	$1,995	$1,725

December 31, 2007
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

Credit card [1]	$156	$157	$19	$19	$130	$130	$521	$504	$—	$—	$826	$810
Auto [2]	204	201	7	7	151	148	154	150	20	19	536	525
Student loan [3]	290	274	308	293	121	115	—	—	—	—	719	682

Total	$650	$632	$334	$319	$402	$393	$675	$654	$20	$19	$2,081	$2,017

[1]	As of September 30, 2008, approximately 12% of the exposure was issued by lenders that lend primarily to sub-prime borrowers.

[2]	Includes monoline insured securities with an amortized cost and fair value of $51 and $47, respectively, at September 30, 2008 and amortized cost and fair value of $42 at December 31, 2007. Additionally, approximately 4% of the auto consumer loan-backed securities was issued by lenders whose primary business is to sub-prime borrowers.

[3]	Includes monoline insured securities with an amortized cost and fair value of $102 and $55, respectively, at September 30, 2008 and amortized cost and fair value of $102 and $93, respectively, at December 31, 2007. Additionally, approximately half of the student loan-backed exposure is guaranteed by the Federal Family Education Loan Program, with the remainder comprised of loans to prime-borrowers.
The following table presents the Hartford Life Insurance Company’s, exclusive of its wholly-owned subsidiaries’, exposure to ABS consumer loans by credit quality.
ABS Consumer Loans

September 30, 2008
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

Credit card [1]	$59	$49	$—	$—	$54	$53	$220	$207	$50	$39	$383	$348
Auto [2]	50	44	8	8	59	49	58	52	2	2	177	155
Student loan [3]	177	135	229	193	65	46	—	—	—	—	471	374

Total	$286	$228	$237	$201	$178	$148	$278	$259	$52	$41	$1,031	$877

December 31, 2007
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

Credit card [1]	$61	$62	$—	$—	$45	$45	$316	$309	$—	$—	$422	$416
Auto [2]	74	73	1	—	62	61	56	54	7	6	200	194
Student loan [3]	195	184	229	218	64	60	—	—	—	—	488	462

Total	$330	$319	$230	$218	$171	$166	$372	$363	$7	$6	$1,110	$1,072

[1]	As of September 30, 2008, approximately 19% of the exposure was issued by lenders that lend primarily to sub-prime borrowers.

[2]	Includes monoline insured securities with an amortized cost and fair value of $29 and $27, respectively, at September 30, 2008, and amortized cost and fair value of $42 at December 31, 2007. Additionally, approximately 5% of the auto consumer loan-backed securities was issued by lenders whose primary business is to sub-prime borrowers.

[3]	Includes monoline insured securities with an amortized cost and fair value of $52 and $28, respectively, at September 30, 2008 and amortized cost and fair value of $2 December 31, 2007. Additionally, approximately half of the student loan-backed exposure is guaranteed by the Federal Family Education Loan Program, with the remainder comprised of loans to prime-borrowers.
Monoline Insured Securities
Monoline insurers guarantee the timely payment of principal and interest of certain securities. Municipalities will often purchase monoline insurance to “wrap” a security issuance in order to benefit from better market execution. Recent rating agency downgrades of bond insurers have not had a significant impact on the fair value of the Company’s insured portfolio; however, these downgrades have caused a shift in rating quality from AAA rated to AA and A rated since December 31, 2007. As of September 30, 2008, the fair value of the Company’s total monoline insured securities was $1.1 billion, with the fair value of the insured municipal securities totaling $731. At September 30, 2008 and December 31, 2007, the overall credit quality of the municipal bond portfolio, including the benefits of monoline insurance, was AA- and AA+, respectively, and excluding the benefits of monoline insurance, the overall credit quality was A+ and AA-, respectively. In addition to the insured municipal securities, as of September 30, 2008, the Company has other insured securities with a fair value of $406. These securities include the below prime mortgage-backed securities and other consumer loan receivables discussed above and corporate securities. The Company also has direct investments in monoline insurers with a fair value of approximately $46 as of September 30, 2008.
Fixed Maturity and Equity Securities, Available-for-Sale, Unrealized Loss
The following table presents the Company’s unrealized loss aging for total fixed maturity and equity securities classified as available-for-sale, as of September 30, 2008 and December 31, 2007, by length of time the security was in an unrealized loss position.
Consolidated Securities

	September 30, 2008				December 31, 2007
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
	Items	Cost	Value	Loss	Items	Cost	Value	Loss

Three months or less	88	$10,861	$10,251	$(610)	929	$6,580	$6,321	$(259)
Greater than three to six months	33	4,345	3,964	(381)	747	8,023	7,411	(612)
Greater than six to nine months	114	3,470	2,930	(540)	465	5,238	4,795	(443)
Greater than nine to twelve months	101	3,848	3,040	(808)	193	1,917	1,763	(154)
Greater than twelve months	363	12,761	9,989	(2,772)	1,165	5,971	5,681	(290)

Total	699	$35,285	$30,174	$(5,111)	3,499	$27,729	$25,971	$(1,758)

The following tables present the Company’s unrealized loss aging for total fixed maturity and equity securities classified as available-for-sale depressed over 20% as of September 30, 2008 and December 31, 2007, by length of time the security was in an unrealized loss position.
Securitized Assets Depressed over 20%

	September 30, 2008				December 31, 2007
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss

Three months or less	368	$4,357	$2,807	$(1,550)	115	$918	$613	$(305)
Greater than three to six months	109	1,209	684	(525)	18	130	76	(54)
Greater than six to nine months	90	790	482	(308)	—	—	—	—
Greater than nine to twelve months	4	23	14	(9)	—	—	—	—
Greater than twelve months	3	13	7	(6)	3	33	22	(11)

Total	574	$6,392	$3,994	$(2,398)	136	$1,081	$711	$(370)

All Other Securities Depressed over 20%

	September 30, 2008				December 31, 2007
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss

Three months or less	193	$1,921	$1,450	$(471)	52	$65	$50	$(15)
Greater than three to six months	17	263	183	(80)	5	30	5	(25)
Greater than six to nine months	14	251	171	(80)	—	—	—	—
Greater than nine to twelve months	2	15	11	(4)	—	—	—	—
Greater than twelve months	—	—	—	—	1	2	1	(1)

Total	226	$2,450	$1,815	$(635)	58	$97	$56	$(41)

Consolidated Securities Depressed over 20%

	September 30, 2008				December 31, 2007
						Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss

Three months or less	561	$6,278	$4,257	$(2,021)	167	$983	$663	$(320)
Greater than three to six months	126	1,472	867	(605)	23	160	81	(79)
Greater than six to nine months	104	1,041	653	(388)	—	—	—	—
Greater than nine to twelve months	6	38	25	(13)	—	—	—	—
Greater than twelve months	3	13	7	(6)	4	35	23	(12)

Total	800	$8,842	$5,809	$(3,033)	194	$1,178	$767	$(411)

The following tables present the Company’s unrealized loss aging for total fixed maturity and equity securities classified as available-for-sale depressed over 50% (included in the tables above) as of September 30, 2008 and December 31, 2007, by length of time the security was in an unrealized loss position.
Securitized Assets Depressed over 50%
(included in the depressed over 20% table above)

	September 30, 2008				December 31, 2007
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss

Three months or less	102	$992	$357	$(635)	21	$81	$29	$(52)
Greater than three to six months	35	263	88	(175)	—	—	—	—
Greater than six to nine months	6	20	5	(15)	—	—	—	—
Greater than nine to twelve months	—	—	—	—	—	—	—	—
Greater than twelve months	—	—	—	—	—	—	—	—

Total	143	$1,275	$450	$(825)	21	$81	$29	$(52)

All Other Securities Depressed over 50%
(included in the depressed over 20% table above)

	September 30, 2008				December 31, 2007
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss

Three months or less	10	$11	$4	$(7)	6	2	1	(1)
Greater than three to six months	—	—	—	—	2	17	1	(16)
Greater than six to nine months	—	—	—	—	—	—	—	—
Greater than nine to twelve months	—	—	—	—	—	—	—	—
Greater than twelve months	—	—	—	—	—	—	—	—

Total	10	$11	$4	$(7)	8	19	2	(17)

Consolidated Securities Depressed over 50%
(included in the depressed over 20% table above)

	September 30, 2008				December 31, 2007
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss

Three months or less	112	$1,003	$361	$(642)	27	$83	$30	$(53)
Greater than three to six months	35	263	88	(175)	2	17	1	(16)
Greater than six to nine months	6	20	5	(15)	—	—	—	—
Greater than nine to twelve months	—	—	—	—	—	—	—	—
Greater than twelve months	—	—	—	—	—	—	—	—

Total	153	$1,286	$454	$(832)	29	$100	$31	$(69)

Securitized Assets
The majority of securitized assets depressed over 20% as well as those over 50% for six consecutive months are primarily related to CMBS and sub-prime RMBS. Based upon the Company’s cash flow modeling in a severe negative economic outlook, which shows no loss of principal and interest, and the Company’s assertion of its ability and intent to retain the securities until recovery, it has been determined that these securities are temporarily impaired as of September 30, 2008.
All Other Securities
The majority of all other securities depressed over 20% for six consecutive months or greater in the tables above primarily relate to Corporate Financial Services securities that include corporate bonds as well as preferred equity issued by large high quality financial institutions that are lower in the capital structure, and as a result have incurred greater price depressions. Based upon the Company’s analysis of these securities and current macroeconomic conditions, the Company expects to see significant price recovery on these securities within a reasonable period of time, generally two years. For further discussion on these securities, see the discussion below the “Available-for-Sale Securities by Type” table in this section above.
Future changes in the fair value of the investment portfolio is primarily dependent on the extent of future issuer credit losses, return of liquidity, and changes in general market conditions, including interest rates and credit spread movements.
As part of the Company’s ongoing security monitoring process by a committee of investment and accounting professionals, the Company has reviewed its investment portfolio and concluded that there were no additional other-than-temporary impairments as of September 30, 2008 and December 31, 2007. During this analysis, the Company asserts its intent and ability to retain until recovery those securities judged to be temporarily impaired. Once identified, these securities are systematically restricted from trading unless approved by the committee. The committee will only authorize the sale of these securities based on predefined criteria that relate to events that could not have been foreseen at the time the committee rendered its judgment on the Company’s intent and ability to retain such securities until recovery. Examples of the criteria include, but are not limited to, the deterioration in the issuer’s creditworthiness, a change in regulatory requirements or a major business combination or major disposition.
The evaluation for other-than-temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other-than-temporary. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates and credit spreads. In addition, for securitized financial assets with contractual cash flows (e.g., ABS and CMBS), projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral. As of September 30, 2008 and December 31, 2007, management’s expectation of the discounted future cash flows on these securities was in excess of the associated securities’ amortized cost. For a further discussion, see “Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities” included in the “Critical Accounting Estimates” section of the MD&A and “Other-Than-

Temporary Impairments on Available-for-Sale Securities” section in Note 1 of Notes to Consolidated Financial Statements both of which are included in the Company’s 2007 Form 10-K Annual Report.
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
The derivative counterparty exposure policy establishes market-based credit limits, favors long-term financial stability and creditworthiness of the counterparty and typically requires credit enhancement/credit risk reducing agreements. The Company minimizes the credit risk in derivative instruments by entering into transactions with high quality counterparties rated A2/A or better which are monitored by the Company’s internal compliance unit and reviewed frequently by senior management.
Derivative counterparty credit risk is measured as the amount owed to the Company based upon current market conditions and potential payment obligations between the Company and its counterparties. Credit exposures are generally quantified daily based on the prior business day’s market value and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of derivative instruments exceeds the exposure policy thresholds. In accordance with industry standards and the contractual agreements, collateral is typically settled on the next business day. The Company has exposure to credit risk for amounts below the exposure thresholds which are uncollateralized as well as for market fluctuations that may occur between collateral settlement periods of collateral movements.
Counterparty exposure thresholds are developed for each of the counterparties based on their ratings. The maximum uncollateralized threshold for a derivative counterparty for a single entity is $10. The Company currently transacts derivatives in two legal entities and therefore the maximum combined threshold for a single counterparty over all legal entities that use derivatives is $20. In addition, the Company may have exposure to multiple counterparties in a single corporate family due to a common credit support provider. As of September 30, 2008, the maximum combined threshold for all counterparties under a single credit support provider over all legal entities that use derivatives is $40. Based on the contractual terms of the collateral agreements, these thresholds may be immediately reduced due to a downgrade in a counterparty’s credit rating.
In addition to counterparty credit risk, the Company enters into credit derivative instruments, including credit default, index and total return swaps, in which the Company assumes credit risk from or reduces credit risk to a single entity, referenced index, or asset pool, in exchange for periodic payments. For further information on credit derivatives, see the “Investment Credit Risk” section.
The Company is also exposed to credit spread risk related to security market price and cash flows associated with changes in credit spreads. Credit spread widening will reduce the fair value of the investment portfolio and will increase net investment income on new purchases. This will also result in losses associated with credit based non-qualifying derivatives where the Company assumes credit exposure. If issuer credit spreads increase significantly or for an extended period of time, it would likely result in higher other-than-temporary impairments. Credit spreads tightening will reduce net investment income associated with new purchases of fixed maturities and increase the fair value of the investment portfolio. During 2008, credit spread widening resulted in a significant increase in the

Company’s unrealized losses and other-than-temporary impairments. For further discussion of sectors most significantly impacted, see the “Investment Credit Risk” section.
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
3) increase the value of derivative assets used to hedge GMWB resulting in realized capital gains;
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
2) cause a significant decrease in the range of reasonable estimates of future gross profits used in the Company’s quantitative assessment of its modeled estimates of gross profits. If, in a given financial statement period, the modeled estimates of gross profits are determined to be unreasonable, the Company will accelerate the amount of DAC amortization in that period. Particularly in the case of variable annuities, an acceleration of DAC amortization could potentially cause a material adverse deviation in that period’s net income, but it would not affect the Company’s cash flow or liquidity position. See Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts within Critical Accounting Estimates for further information on DAC and related equity market sensitivities; and increase costs under the Company’s hedging programs.
In addition to the impact on U.S. GAAP results, the Company’s statutory financial results also have material exposure to equity market volatility due to the issuance of variable annuity contracts with guarantees. Specifically, in scenarios where equity markets decline substantially, as we have seen during 2008, we would expect statutory net losses or lower statutory net income and significant increases in the amount of statutory surplus the Company would have to devote to maintain targeted rating agency, regulatory risk based capital (“RBC”) ratios and other similar solvency margin ratios. In addition, extreme declines in equity market levels can result in dramatic increases in required reserves and diminish the Company’s statutory capital. In an attempt to mitigate these risks, in addition to the Company’s use of reinsurance, hedging instruments and other risk management techniques, described below, the Company, along with its ultimate parent, The Hartford and its subsidiaries, maintains capital resources to mitigate the statutory net income and surplus risks associated with equity market declines. For general information on this topic, see Variable Annuity Equity Risk Impact on Statutory Distributable Earnings in The Company’s Form 10-K for further information.
Equity Risk Management
The Company has made considerable investment in analyzing current and potential future market risk exposures arising from a number of factors, including but not limited to, product guarantees (GMDB, GMWB, GMAB, and GMIB), equity market and interest rate risks (in both the U.S. and Japan) and foreign currency exchange rates. The Company evaluates these risks individually and, increasingly, in the aggregate to determine the risk profiles of all of its products and to judge their potential impacts on financial metrics including U.S. GAAP net income and statutory capital. The Company manages the equity market risks embedded in these product guarantees through product design, reinsurance, and hedging programs. The accounting for various benefit guarantees offered with variable annuity contracts can be significantly different and may influence the form of risk management employed by the Company.
Many benefit guarantees meet the definition of an embedded derivative under SFAS 133 (GMWB and reinsurance of GMWB, GMIB and GMAB) and are recorded at fair value, incorporating changes in equity indices and equity index volatility, with changes in fair value recorded in net income. However, for other benefit guarantees, certain contract features that define how the contract holder can access the value and substance of the guaranteed benefit change the accounting from SFAS 133 to SOP 03-1. For contracts where the contract holder can only obtain the value of the guaranteed benefit upon the occurrence of an insurable event such as death (GMDB) the accounting for the benefit is prescribed by SOP 03-1.
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
The Company employs additional strategies to manage equity market risk in addition to the derivative and reinsurance strategy described below that economically hedges the fair value of the U.S. GMWB rider. Notably, the Company purchases one and two year S&P 500 Index put option contracts to partially economically hedge certain other liabilities that could increase if the equity markets decline. During the three months ended September 30, 2008, the Company also entered into two hedges on the S&P 500 index to partially economically hedge the statutory reserve impact of equity exposure arising primarily from GMDB and GMWB obligations against a decline in the equity markets to certain levels. Because these strategies are intended to partially hedge certain equity-market sensitive liabilities calculated under statutory accounting (see Capital Resources and Liquidity), changes in the value of the put options may not be closely aligned to changes in liabilities determined in accordance with U.S. GAAP, causing volatility in U.S. GAAP net income.
Guaranteed Minimum Withdrawal Benefits and Reinsurance of Guaranteed Minimum Withdrawal, Accumulation and Income Benefits
The majority of the Company’s variable annuities are sold with a GMWB living benefit rider, which is accounted for under SFAS 133. Declines in the equity market may increase the Company’s exposure to benefits under the GMWB contracts and will increase the Company’s existing liability for those benefits.
For example, a GMWB contract is ‘in the money’ if the contract holder’s guaranteed remaining benefit becomes greater than the account value. As of September 30, 2008 and December 31, 2007, 57.9% and 19.4%, respectively, of all unreinsured U.S. GMWB ‘in-force’ contracts were ‘in the money’. For contracts that were ‘in the money’ the Company’s exposure to the guaranteed remaining benefit after reinsurance, as of September 30, 2008 and December 31, 2007, was $ 3.2 billion and $139, respectively. However, the only ways the GMWB contract holder can monetize the excess of the GRB over the account value of the contract is upon death or if their account value is reduced to a contractually specified minimum level, through a combination of a series of withdrawals that do not exceed a specific percentage of the premiums paid per year and market declines. If the account value is reduced to the contractually specified minimum level, the contract holder will receive an annuity equal to the remaining GRB and for the Company’s “life-time” GMWB products can continue beyond the GRB. As the amount of the excess of the GRB over the account value can fluctuate with equity market returns on a daily basis and the ultimate life time GMWB payments can exceed the GRB, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than $ 3.2 billion. Significant declines in equity markets since September 30, 2008 have significantly increased our exposure to these guarantees.
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
The Company is continually exploring new ways and new markets to manage or layoff the capital markets and policyholder behavior risks associated with its living benefits. During 2007 and in April of 2008, the Company entered into customized swap contracts to hedge certain capital market risk components for the remaining term of specific blocks of non-reinsured GMWB riders. In addition, during July 2008, the Company entered into a reinsurance agreement with a third party to reinsure GMWB risks associated with approximately $7.8 billion of account value sold between 2003 and 2006. The reinsurance agreement is an 80% quota-share agreement. The reinsurance agreement will be accounted for as a free-standing derivative. The third party’s financial strength is rated A+ by A.M. Best, AA- by Standard and Poor’s and Aa2 by Moody’s.

The following table illustrates the Company’s U.S. GMWB account value by type of SFAS 133/157 risk management strategy as of September 30, 2008:

Risk Management Strategy	Duration	Account Value	%
Entire risk reinsured with a third party	Life of Product	12,787	28%
Capital markets risk transferred to a third party – behavior risk retained by the Company	Designed to cover the effective life of the product	12,862	28%
Dynamic hedging of capital markets risk using various derivative instruments	Weighted average of 7 years	20,685	44%
		46,334	100%
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
Effective February 29, 2008, HLAI entered into a reinsurance agreement where HLIKK agreed to cede and HLAI agreed to reinsure 100% of the risks associated with the in-force and prospective GMWB riders issued by HLIKK on certain variable annuity business.
The reinsurance of the GMWB, GMAB and GMIB rider is accounted for as a free-standing derivative in accordance with SFAS 133. Accordingly, the reinsurance of the GMWB, GMAB and GMIB is recorded at fair value on the Company’s balance sheet, with prospective changes in fair value recorded in net realized capital gains (losses) in net income.
The contracts underlying the GMWB, GMIB and GMAB reinsurance contracts are ‘in the money’ if the contract holder’s GRB is greater than the account value. For contracts that were ‘in the money’ the Company’s exposure related to GMWB, GMIB and GMAB as of September 30, 2008 and December 31, 2007, was $2.2 billion and $130, respectively. However, for GMIB’s, the only way the contract holder can monetize the excess of the GRB over the account value of the contract is upon annuitization and the amount to be paid by the Company will either be in the form of a lump sum, or over the annuity period for certain GMIB’s. For GMAB’s the only way that the contract holder can monetize the excess of the GRB over the account value of the contract is through a lump sum payment after a ten-year waiting period. As the amount of the excess of the GRB over the account value can fluctuate with equity market returns on a daily basis, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less that $2.2 billion. Significant declines in equity markets since September 30, 2008 have significantly increased our exposure to these guarantees.
Guaranteed Minimum Death Benefits
In the U.S., the Company sells variable annuity contracts that offer various guaranteed death benefits. Declines in the equity market may increase the Company’s exposure to death benefits under these contracts.
The Company’s total gross exposure (i.e., before reinsurance) to U.S. guaranteed death benefits as of September 30, 2008 is $ 20 billion. The Company will incur these guaranteed death benefit payments in the future only if the policyholder has an in-the-money guaranteed death benefit at their time of death. The Company currently reinsures 57% of these death benefit guarantees. Under certain of these reinsurance agreements, the reinsurers’ exposure is subject to an annual cap. The Company’s net exposure (i.e. after reinsurance) is $8.6 billion, as of September 30, 2008. This amount is often referred to as the retained net amount at risk.
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
CAPITAL RESOURCES AND LIQUIDITY
The Company’s principal sources of operating funds are premiums, fee income and investment income, while cash flows for investment activities originate primarily from maturities and sales of invested assets. The primary uses of funds are to pay policy benefits, claims, operating expenses and commissions and to purchase new investments. In addition, the Company requires cash for the regular settlement of derivatives transactions and for the settlement of securities lending arrangements when they are not renewed. As of September 30, 2008, the Company’s key sources of liquidity included $2.9 billion of cash and short-term investments (which includes securities with maturities of one year or less at the time of purchase), of which $695 was collateral received from, and held on behalf of derivative counterparties. The Company also held $1.4 billion of treasury securities, of which $300 had been pledged to derivative counterparties.
The Company is a member of The Hartford Financial Services Group (see Footnote 1, Basis of Presentation and Accounting Policies) and, as a member of The Hartford Financial Services Group (“The Hartford”), the Company participates in the overall liquidity and capital management strategies of The Hartford. As a result of the significant investment losses sustained by the Company during the third quarter 2008, as well as the recent declines in the equity markets, the Company’s capital position on a statutory and GAAP basis declined to $3.2 billion and $3.5 billion, respectively. On October 17, 2008, The Hartford entered into an investment agreement (the “Investment Agreement”) with Allianz SE (“Allianz”) (see Footnote 11, Investment by Allianz SE in The Hartford Financial Services Group). The Hartford intends to utilize the proceeds from the Investment Agreement to support the capital and liquidity requirements across The Hartford as appropriate. The Company’s ultimate parent has determined it will make a capital contribution to the Company of $880 in the fourth quarter of 2008. Of this amount, the Company received $450 in cash on October 29, 2008.

Consumer Notes
As of September 30, 2008 and December 31, 2007, $1,225 and $809, respectively, of consumer notes were outstanding. As of September 30, 2008, these consumer notes have interest rates ranging from 4.0% to 6.3% for fixed notes and, for variable notes, either consumer price index plus 80 to 267 basis points or indexed to the S&P 500, Dow Jones Industrials or the Nikkei 225. For the three months ended September 30, 2008 and 2007, interest credited to holders of consumer notes was $16 and $10, respectively. For the nine months ended September 30, 2008 and 2007, interest credited to holders of consumer notes was $43 and $21, respectively.
Ratings
Ratings are an important factor in establishing the competitive position in the insurance and financial services marketplace. There can be no assurance that the Company’s ratings will continue for any given period of time or that they will not be changed. In the event the Company’s ratings are downgraded, the level of revenues, the liquidity, or the earnings generated by the Company’s business may be adversely impacted.
On October 8, 2008, Moody’s affirmed the insurance financial strength ratings for the Company. The outlook for the Company remains negative.
On October 6, 2008, S&P affirmed the financial strength ratings on the Company with a stable outlook.
On October 6, 2008, A.M. Best placed the financial strength ratings under review with negative implications.
On September 29, 2008, Fitch Ratings revised its rating outlook on our insurer financial strength to negative.
The following table summarizes Hartford Life Insurance Company’s significant member companies’ financial ratings from the major independent rating organizations as of October 22, 2008:

	A.M. Best	Fitch	Standard & Poor's	Moody’s
Insurance Ratings
Hartford Life Insurance Company	A+	AA	AA-	Aa3
Hartford Life and Annuity Insurance Company	A+	AA	AA-	Aa3
Other Ratings
Hartford Life Insurance Company:
Short Term Rating	—	—	A-1+	P-1
Consumer Notes	a+	AA-	AA-	A1
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
Item 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of September 30, 2008.

Changes in internal control over financial reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Broker Compensation Litigation — Following the New York Attorney General’s filing of a civil complaint against Marsh & McLennan Companies, Inc., and Marsh, Inc. (collectively, “Marsh”) in October 2004 alleging that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them, private plaintiffs brought several lawsuits against The Hartford predicated on the allegations in the Marsh complaint, to which The Hartford was not party. Among these is a multidistrict litigation in the United States District Court for the District of New Jersey. There are two consolidated amended complaints filed in the multidistrict litigation, one related to conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. The Company is named in the group benefits products complaint. The complaints assert, on behalf of a putative class of persons who purchased insurance through broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group benefits products complaint, claims under the Employee Retirement Income Security Act of 1974 (“ERISA”). The claims are predicated upon allegedly undisclosed or otherwise improper payments of contingent commissions to the broker defendants to steer business to the insurance company defendants. The district court has dismissed the Sherman Act and RICO claims in both complaints for failure to state a claim and has granted the defendants’ motions for summary judgment on the ERISA claims in the group-benefits products complaint. The district court further has declined to exercise supplemental jurisdiction over the state law claims, has dismissed those state law claims without prejudice, and has closed both cases. The plaintiffs have appealed the dismissal of claims in both consolidated amended complaints, except the ERISA claims.
Item 1A. RISK FACTORS
The risk factors set forth below update the risk factors section previously disclosed in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
The current financial crisis has resulted in unprecedented levels of market volatility. Governmental initiatives intended to alleviate the crisis that have been adopted may not be effective and, in any event, may be accompanied by other initiatives, including new capital requirements or other regulations, that could materially affect our results of operations, financial condition and liquidity in ways that we cannot predict.
Markets in the United States and elsewhere have been experiencing extreme volatility and disruption for more than 12 months, due in part to the financial stresses affecting the liquidity of the banking system and the financial markets generally. In recent weeks, this volatility and disruption has reached unprecedented levels. These circumstances have also exerted downward pressure on stock prices and reduced access to the debt markets for certain issuers, including us. This unprecedented market volatility and general decline in the equity markets has directly and materially affected our results of operations and our investment portfolio.
Legislation has been passed in an attempt to stabilize the financial markets. This legislation includes a provision to grant the U.S. Treasury Department the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions. This legislation or similar proposals, as well as companion actions such as monetary or fiscal actions of the U.S. Federal Reserve Board or comparable authorities in other countries, may fail to stabilize the financial markets. This legislation and other proposals or actions may also have other consequences, including material effects on interest rates and foreign exchange rates, which could materially affect our investments, results of operations and liquidity in ways that we cannot predict. The failure to effectively implement this legislation and related proposals or actions could also result in a material adverse effects, notably increased constraints on the liquidity available in the banking system and financial markets and increased pressure on stock prices, any of which could materially and adversely affect our results of operations, financial condition and liquidity. In the event of future material deterioration in business conditions, we may need to raise additional capital or consider other transactions to manage our capital position or liquidity.
In addition, we are subject to extensive laws and regulations that are administered and enforced by a number of different governmental authorities and non-governmental self-regulatory agencies, including foreign regulators, state insurance regulators, state securities administrators, the Securities and Exchange Commission, the New York Stock Exchange, the Financial Industry Regulatory Authority, the U.S. Department of Justice and state attorneys general. In light of the current financial crisis, some of these authorities are or may in the future consider enhanced or new regulatory requirements intended to prevent future crises or otherwise assure the stability of institutions under their supervision. These authorities may also seek to exercise their supervisory or enforcement authority in new or more robust ways. All of these possibilities, if they occurred, could affect the way we conduct our business and manage our capital, and may require us to satisfy increased capital requirements, any of which in turn could materially affect our results of operations, financial condition and liquidity.
The markets in the United States and elsewhere have been experiencing extreme and unprecedented volatility and disruption. We are exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads, equity prices, and foreign exchange rates which may adversely affect our results of operations, financial condition or liquidity.
The markets in the United States and elsewhere have been experiencing extreme and unprecedented volatility and disruption. We are exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads, equity prices and foreign currency exchange rates.
Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates, in the absence of other countervailing changes, will increase the net unrealized loss position of our investment portfolio and, if long-term interest rates rise dramatically within a six to twelve month time period, certain of our businesses may be exposed to disintermediation risk. Disintermediation risk refers to the risk that our policyholders may surrender their contracts in a rising interest rate environment, requiring us to liquidate assets in an unrealized loss position. Due to the long-term nature of the liabilities associated with certain of our businesses, such as structured settlements and guaranteed benefits on variable annuities, sustained declines in long term interest rates may subject us to reinvestment risks and increased hedging costs. In other situations, declines in interest rates or changes in credit spreads may result in reducing the duration of certain liabilities, creating asset liability duration mismatches and possibly lower spread income.
Our exposure to credit spreads primarily relates to market price and cash flow variability associated with changes in credit spreads. With the recent widening of credit spreads the net unrealized loss position of our investment portfolio has increased, as have other than temporary impairments. If issuer credit spreads continue to widen or increase significantly over an extended period of time, it would likely exacerbate these effects, resulting in greater and additional other-than-temporary impairments. Increased losses have also occurred associated with credit based non-qualifying derivatives where the Company assumes credit exposure. If credit spreads tighten significantly, it will reduce net investment income associated with new purchases of fixed maturities. In addition, a reduction in market liquidity has made it difficult to value certain of our securities as trading has become less frequent. As such, valuations may include assumptions or estimates that may be more susceptible to significant period to period changes which could have a material adverse effect on our consolidated results of operations or financial condition.
Our statutory surplus is also impacted by widening credit spreads as a result of the accounting for the assets and liabilities on our market value adjusted (“MVA”) fixed annuities. Statutory separate account assets supporting the fixed MVA annuities are recorded at fair value. In determining the statutory reserve for the fixed MVA annuities we are required to use current crediting rates in the U.S. In many capital market scenarios, current crediting rates in the U.S. are highly correlated with market rates implicit in the fair value of statutory separate account assets. As a result, the change in the statutory reserve from period to period will likely substantially offset the change in the fair value of the statutory separate account assets. However, in periods of volatile credit markets, such as we are now experiencing, actual credit spreads on investment assets may increase sharply for certain sub-sectors of the overall credit market, resulting in statutory separate account asset market value losses. As actual credit spreads are not fully reflected in current crediting rates in the U.S. the calculation of statutory reserves will not substantially offset the change in fair value of the statutory separate account assets resulting in reductions in statutory surplus. This has resulted and may continue to result in the need to devote significant additional capital to support the product.
One important exposure to equity risk relates to the potential for lower earnings associated with certain of our businesses, such as variable annuities, where fee income is earned based upon the fair value of the assets under management. During the course of 2008, the declines in equity markets have negatively impacted assets under management. As a result, fee income earned off of those assets has also been negatively impacted. In addition, certain of our products offer guaranteed benefits which increase our potential benefit exposure should equity markets decline. Due to declines in equity markets during 2008, our liability for these guaranteed benefits has significantly increased. We are also exposed to interest rate and equity risk based upon the discount rate and expected long-term rate of return assumptions associated with our pension and other post-retirement benefit obligations. Sustained declines in long-term interest rates or equity returns likely would have a negative effect on the funded status of these plans.

Our primary foreign currency exchange risks are related to non–U.S. dollar denominated investments, the reinsurance of yen-denominated individual fixed annuity product, and the reinsurance of guaranteed benefits associated with the Japan variable annuity. These risks relate to potential decreases in value and income resulting from a strengthening or weakening in foreign exchange rates versus the U.S. dollar. In general, the weakening of foreign currencies versus the U.S. dollar will unfavorably affect the value of non-U.S. dollar denominated investments, investments in foreign subsidiaries and realized gains or losses on the yen denominated individual fixed annuity product. In comparison, a strengthening of the Japanese yen in comparison to the U.S. dollar and other currencies may increase our exposure to the guarantee benefits associated with the Japan variable annuity. If significant, declines in equity prices, changes in U.S. interest rates, changes in credit spreads and the strengthening or weakening of foreign currencies against the U.S. dollar or in combination, could have a material adverse effect on our consolidated results of operations, financial condition or liquidity.
Declines in equity markets and changes in interest rates and credit spreads can also negatively impact the fair values of each of our segments. If a significant decline in the fair value of a segment occurred and this resulted in an excess of that segment’s book value over fair value, the goodwill assigned to that segment might be impaired and could cause the Company to record a charge to impair a part or all of the related goodwill assets.
In addition, in the conduct of our business, there could be scenarios where in order to fulfill our obligations and to raise incremental liquidity, we would need to sell assets at a loss due to the unrealized loss position in our overall investment portfolio and the lack of liquidity in the credit markets.
We may be unable to effectively mitigate the impact of equity market volatility on our financial position and results of operations arising from obligations under annuity product guarantees, which may affect our consolidated results of operations, financial condition or cash flows.
Some of the products offered by our businesses, especially variable annuities, offer certain guaranteed benefits which, as a result of any decline in equity markets would not only result in potentially lower earnings, but may also increase our exposure to liability for benefit claims. During the course of 2008, as equity markets have declined, our liability for guaranteed benefits has increased. We are also subject to equity market volatility related to these benefits, especially the guaranteed minimum death benefit (“GMDB”), guaranteed minimum withdrawal benefit (“GMWB”), and reinsurance of guaranteed minimum accumulation benefit (“GMAB”), guaranteed minimum withdrawal benefit (“GMWB”) and guaranteed minimum income benefit (“GMIB”) offered with variable annuity products. We use reinsurance structures and have modified benefit features to mitigate the exposure associated with GMDB. We also use reinsurance in combination with derivative instruments to minimize the claim exposure and the volatility of net income associated with the GMWB liability. We have not hedged or reinsured the guaranteed benefits assumed from HLIKK. As a result, significant declines in equity markets or a strengthening of the yen in comparison to the U.S. dollar will result in significant reported realized losses and could ultimately, over the long run, result in reinsurance payments to HLIKK. While we believe that these and other actions we have taken mitigate the risks related to GMDB and GMWB, we remain liable for the guaranteed benefits in the event that reinsurers or derivative counterparties are unable or unwilling to pay, and are subject to the risk that other management procedures prove ineffective or that unanticipated policyholder behavior, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed, which individually or collectively may have a material adverse effect on our consolidated results of operations, financial condition or cash flows.
Losses due to defaults by others, including issuers of investment securities (which include structured securities such as commercial mortgage backed securities and residential mortgage backed securities or other high yielding bonds) or reinsurance and derivative instrument counterparties, could adversely affect the value of our investments, results of operations, financial condition or cash flows.
Issuers or borrowers whose securities or loans we hold, customers, trading counterparties, counterparties under swaps and other derivative contracts, reinsurers, clearing agents, exchanges, clearing houses and other financial intermediaries and guarantors may default on their obligations to us due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud or other reasons.  Such defaults could have a material adverse effect on our results of operations, financial condition and cash flows. Additionally, the underlying assets supporting our structured securities may deteriorate causing these securities to incur losses.
Our investment portfolio includes investment securities in the financial services sector that have experienced defaults recently. Further defaults could have a material adverse effect on our results of operations, financial condition or cash flows.
The Company is not exposed to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholders’ equity other than U.S. government and U.S. government agencies backed by the full faith and credit of the U.S. government. However, if the Company’s creditors are acquired, merge or otherwise consolidate with other creditors of the Company’s, the Company’s credit concentration risk could increase above the 10% threshold, for a period of time, until the Company is able to sell securities to get back in compliance with the established investment credit policies.
The amount of statutory capital that we have and the amount of statutory capital we must hold to maintain our financial strength and credit ratings and meet other requirements can vary significantly from time to time and is sensitive to a number of factors outside of our control, including equity market and credit market conditions and changes in rating agency models.
We conduct the vast majority of our business through licensed insurance company subsidiaries. Accounting standards and statutory capital and reserve requirements for these entities are prescribed by the applicable insurance regulators and the National Association of Insurance Commissioners (“NAIC”). The NAIC has established regulations that provide minimum capitalization requirements based on risk-based capital (“RBC”) formulas for both life and property and casualty companies. The RBC formula for life companies establishes capital requirements relating to insurance, business, asset and interest rate risks, including equity, interest rate and expense recovery risks associated with variable annuities and group annuities that contain death benefits or certain living benefits.

In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors – the amount of statutory income or losses generated by our insurance subsidiaries (which itself is sensitive to equity market and credit market conditions), the amount of additional capital our insurance subsidiaries must hold to support business growth, changes in equity market levels, the value of certain fixed-income and equity securities in our investment portfolio, the value of certain derivative instruments that do not get hedge accounting, changes in interest rates and foreign currency exchange rates, as well as changes to the NAIC RBC formulas. Most of these factors are outside of the Company’s control. The Company’s financial strength and credit ratings are significantly influenced by the statutory surplus amounts and RBC ratios of our insurance company subsidiaries. In addition, rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of statutory capital we must hold in order to maintain our current ratings. In addition, in extreme scenarios of equity market declines, the amount of additional statutory reserves that we are required to hold for our variable annuity guarantees increases at a greater than linear rate. This reduces the statutory used in calculating our RBC ratios. To the extent that our statutory capital resources are deemed to be insufficient to maintain a particular rating by one or more rating agencies, we may seek to obtain additional capital from our ultimate parent which may in turn need to raise additional capital through public or private equity or debt financing. Alternatively, if we were not to raise additional capital in such a scenario, either at our discretion or because we were unable to do so, our financial strength and credit ratings might be downgraded by one or more rating agencies.
We may experience a downgrade in our financial strength or credit ratings, which may make our products less attractive and increase our cost of capital, which would have an adverse effect on our business, results of operations, financial condition and liquidity.
Financial strength and credit ratings, including commercial paper ratings, are an important factor in establishing the competitive position of insurance companies. Rating agencies assign ratings based upon several factors. While most of the factors relate to the rated company, some of the factors relate to the views of the rating agency, general economic conditions, and circumstances outside the rated company’s control. In addition, rating agencies may employ different models and formulas to assess the financial strength of a rated company, and from time to time rating agencies have, in their discretion, altered these models. Changes to the models, general economic conditions, or circumstances outside our control could impact a rating agency’s judgment of its rating and the rating it assigns us. We cannot predict what actions rating agencies may take, or what actions we may be required to take in response to the actions of rating agencies, which may adversely affect us.
Our financial strength ratings, which are intended to measure our ability to meet policyholder obligations, are an important factor affecting public confidence in most of our products and, as a result, our competitiveness. A downgrade, or an announced potential downgrade in the rating of our financial strength could affect our competitive position in the insurance industry and make it more difficult for us to market our products, as potential customers may select companies with higher financial strength ratings.
A downgrade of our credit ratings, or an announced potential downgrade, could affect the Hartford’s or the Company’s ability to raise additional debt with terms and conditions similar to our current debt, and accordingly, would likely increase our cost of capital. A downgrade of our credit ratings could also make it more difficult to raise capital to refinance any maturing debt obligations, to support business growth and to maintain or improve the current financial strength ratings described above. As of September 30, 2008, a downgrade of four levels below our current insurance financial strength levels could begin to trigger material collateral calls on certain of our derivative instruments. If any of these negative events were to occur, our business, results of operations, financial condition and liquidity could be materially and adversely affected.
Item 6. EXHIBITS
See Exhibits Index on page 79.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HARTFORD LIFE INSURANCE COMPANY

/s/ Ernest M. McNeill Jr. Ernest M. McNeill Jr.
Senior Vice President and Chief Accounting Officer

October 29, 2008

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008
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