Form 10-K
period 2008-12-31
HARTFORD LIFE INSURANCE CO
filed 2009-02-12
CIK 45947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of December 31, 2008 was $0, because all of the outstanding shares of Common Stock were owned by Hartford Life and Accident Insurance Company, a direct wholly owned subsidiary of Hartford Life, Inc.

As of February 10, 2009, there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant.

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
(Dollar Amounts In Millions, Unless Otherwise Stated)

General

Hartford Life Insurance Company and its subsidiaries (“Hartford Life Insurance Company”, “Life” or the “Company”), is a direct subsidiary of Hartford Life and Accident Insurance Company (“HLA”), a wholly owned subsidiary of Hartford Life, Inc. (“Hartford Life”). Hartford Life is an indirect subsidiary of The Hartford Financial Services Group, Inc. (“The Hartford”). Hartford Life Insurance Company provides (i) retail and institutional investment products, including variable annuities, fixed market value adjusted (“MVA”) annuities, private placement life insurance (“PPLI”), which includes life insurance products purchased by a company on the lives of its employees, and retirement plan services for the savings and retirement needs of over 6 million customers, (ii) life insurance for wealth protection, accumulation and transfer needs for approximately 736,000 customers, (iii) assumes fixed annuity products, guaranteed minimum death benefit (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefit (“GMAB”) and guaranteed minimum withdrawal benefit (“GMWB”) from Hartford Life’s international operations. The Company is a large seller of individual variable annuities and variable universal life insurance in the United States. The Company’s strong position in each of its core businesses provides an opportunity to increase the sale of the Company’s products and services as individuals increasingly save and plan for retirement, protect themselves and their families against the financial uncertainties associated with disability or death and engage in estate planning. (For additional information, see the Capital Resources and Liquidity section of the Management’s Discussion and Analysis (“MD&A”) section).

The Company’s total assets were $204.4 billion and $266.2 billion at December 31, 2008 and 2007, respectively. The Company generated revenues of $1.1 billion, $6.6 billion and $6.1 billion in 2008, 2007 and 2006, respectively. Additionally, the Company generated net income (loss) of $(3.5) billion, $740 and $731 in 2008, 2007 and 2006, respectively.

Reporting Segments

The Company is organized into three groups which are comprised of four reporting segments: The Retail Products Group (“Retail”) and Individual Life segments make up the Individual Markets Group. The Retirement Plans segment represents the Employer Market Group and the Institutional Solutions Group (“Institutional”) makes up its own group.

The Company includes in an Other category its leveraged PPLI product line of business; corporate items not directly allocated to any of its reporting segments; intersegment eliminations, GMIB, GMDB, GMWB and GMAB reinsurance assumed from Hartford Life Insurance KK (“HLIKK”), a related party and subsidiary of Hartford Life, as well as certain group benefit products, including group life and group disability insurance that is directly written by the Company and for which nearly half is ceded to its parent, HLA.

Customer Service, Technology and Efficiencies

The Company maintains operating efficiencies due to its attention to expense and claims management and commitment to customer service and technology. In addition, the Company utilizes technology to enhance communications within the Company and throughout its distribution network in order to improve the Company’s efficiency in marketing, selling and servicing its products and, as a result, provides high-quality customer service. In recognition of excellence in customer service for individual annuities, the Company was awarded the 2008 Annuity Service Award by DALBAR Inc., a recognized independent financial services research organization, for the thirteenth consecutive year. The Company has received this prestigious award in every year of the award’s existence. Also, in 2008 the Company earned its sixth DALBAR Award for Retirement Plan Service. Continuing the trend of service excellence, the Company’s Individual Life segment won its eighth consecutive DALBAR award for service of life insurance customers, where they finished the year ranked number one and was the only life insurance company to win the service award this year. Additionally, the Company’s Individual Life segment also won its seventh consecutive DALBAR Financial Intermediary Service Quality Evaluation Award in 2008, where they finished the year ranked number nine and was the only life insurance company to win the service award this year.

Risk Management

The Company’s product designs, prudent underwriting standards and risk management techniques are intended to mitigate against disintermediation risk, greater than expected mortality and morbidity experience, foreign currency risk and risks associated with certain product features, specifically GMDB and GMWB offered with variable annuity products and the GMIB, GMDB, GMAB and GMWB assumed from a related party. The Company seeks to effectively utilize prudent underwriting to select and price insurance risks and regularly monitors mortality and morbidity assumptions to determine if experience remains consistent with these assumptions and to ensure that its product pricing remains appropriate. The Company also employs disciplined claims management to protect itself against greater than expected morbidity experience. The Company uses reinsurance structures and has modified benefit features to mitigate the mortality exposure associated with GMDB. The Company also uses reinsurance and derivative instruments to attempt to mitigate risks associated with GMWB, GMDB, GMIB and GMAB liabilities. In managing the various aspects of these risks during the fourth quarter 2008, the Company placed a greater relative emphasis on protection of statutory surplus, which will likely result in greater U.S. GAAP earnings volatility. See Item 1A, Risk Factors, for a further discussion on the Company’s risks and Capital Markets Risk Management for a discussion of Life equity risk management.

Retail

The Retail segment focuses, through the sale of individual variable and fixed annuities and other investment products to customers principally in the U.S., on the savings and retirement needs of the growing number of individuals who are preparing for retirement or who have already retired. This segment’s total assets were $96.5 billion and $135.2 billion at December 31, 2008 and 2007, respectively. Retail generated revenues of $706, $2.5 billion and $2.6 billion in 2008, 2007 and 2006, respectively, of which individual annuities accounted for $701, $2.5 billion and $2.6 billion for 2008, 2007 and 2006, respectively. Net income/(loss) in Retail was $(1.3) billion, $663 and $397 in 2008, 2007 and 2006, respectively.

The Company sells both variable and fixed individual annuity products through a wide distribution network of national and regional broker-dealer organizations, banks and other financial institutions and independent financial advisors. The Company had annuity deposits of $9.5 billion, $14.3 billion and $13.1 billion in 2008, 2007 and 2006, respectively. The Company had individual retail variable annuity deposits in the United States of $7.9 billion, $13.2 billion and $12.1 billion in 2008, 2007 and 2006, respectively. Annuity deposits declined in 2008 due to equity market volatility and increased competition.

The Company’s total account value related to individual annuity products was $85.9 billion as of December 31, 2008. Of this total account value, $74.6 billion or 87% related to individual variable annuity products and $11.3 billion, or 13% related primarily to fixed MVA annuity products. As of December 31, 2007, the Company’s total account value related to individual annuity products was $129.3 billion. Of this total account value, $119.1 billion, or 92%, related to individual variable annuity products and $10.2 billion, or 8%, related primarily to fixed MVA annuity products. As of December 31, 2006, the Company’s total account value related to individual annuity products was $124.3 billion. Of this total account value, $114.4 billion, or 92%, related to individual variable annuity products and $9.9 billion, or 8%, related primarily to fixed MVA annuity products. Individual variable annuity account values declined in 2008 due primarily to declining equity markets.

Principal Products

Individual Variable Annuities — The Company earns fees, based on policyholders’ account values, for managing variable annuity assets, providing various death and living benefits, and maintaining policyholder accounts. The Company uses specified portions of the periodic deposits paid by a customer to purchase units in one or more mutual funds as directed by the customer, who then assumes the investment performance risks and rewards. As a result, variable annuities permit policyholders to choose aggressive or conservative investment strategies, as they deem appropriate, without affecting the composition and quality of assets in the Company’s general account. These products offer the policyholder a variety of equity and fixed income options, as well as the ability to earn a guaranteed rate of interest in the general account. The Company offers an enhanced guaranteed rate of interest for a specified period of time (no longer than twelve months) if the policyholder elects to dollar-cost average funds from the Company’s general account into one or more separate accounts.

The assets underlying the Company’s variable annuities are managed both internally and by independent money managers, while the Company provides all policy administration services. Furthermore, each money manager is compensated on sales of the Company’s products and enhance the marketability of the Company’s annuities and the strength of its product offerings.

Policyholders may make deposits of varying amounts at regular or irregular intervals and the value of these assets fluctuates in accordance with the investment performance of the funds selected by the policyholder. To encourage persistency, many of the Company’s individual variable annuities are subject to withdrawal restrictions and surrender charges. Surrender charges range up to 8% of the contract’s deposits less withdrawals, and reduce to zero on a sliding scale, usually within seven years from the deposit date. Total individual variable annuity account values of $74.6 billion as of December 31, 2008, have declined from $119.1 billion as of December 31, 2007, primarily due to equity market depreciation. Approximately 93% and 96% of the individual variable annuity account values were held in separate accounts as of December 31, 2008 and 2007, respectively.

Many of the individual variable annuity contracts issued by Retail also offer a living benefit (i.e., GMWB) feature. The GMWB provides the policyholder with a guaranteed remaining balance (“GRB”) if their account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. However, certain withdrawal provisions and reset features could cause the GRB to fluctuate from year to year. Retail’s total account value related to individual variable annuity products with GMWB features was $38.3 billion, $56.4 billion and $48.3 billion at December 31, 2008, 2007 and 2006, respectively. The decline in account value during 2008 was primarily due to declines in equity markets.

All variable annuity contracts are issued with a GMDB feature. GMDB features include (1) the sum of all premium payments less prior withdrawals; (2) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary and (3) the maximum anniversary value; not to exceed the account value plus the greater of (a) 25% of premium payments, or (b) 25% of the maximum anniversary value of the contract.

Fixed MVA — Fixed MVA are fixed rate annuity contracts which guarantee a specific sum of money to be paid in the future, either as a lump sum or as monthly income. In the event that a policyholder surrenders a policy prior to the end of the guarantee period, the MVA feature increases or decreases the cash surrender value of the annuity as a function of decreases or increases, respectively, in crediting rates for newly issued contracts thereby protecting the Company from losses due to higher interest rates (but, not from widening credit spreads) at the time of surrender. The amount of the lump sum or monthly income payment will not fluctuate due to adverse changes in other components of the Company’s investment return, mortality experience or expenses. Retail’s primary fixed MVA have terms varying from one to ten years with an average term to maturity of approximately four years. Account values of fixed MVA were $11.3 billion, $10.2 billion and $9.9 billion as of December 31, 2008, 2007 and 2006, respectively.

Marketing and Distribution

The Retail segment’s distribution network is based on management’s strategy of utilizing multiple and competing distribution channels to achieve the broadest distribution to reach target customers. The success of the Company’s marketing and distribution system depends on its product offerings, fund performance, successful utilization of wholesaling organizations, quality of customer service, and relationships with national and regional broker-dealer firms, banks and other financial institutions, and independent financial advisors (through which the sale of retail investment products to customers is consummated).

The Company periodically negotiates provisions and terms of its relationships with unaffiliated parties, and there can be no assurance that such terms will remain acceptable to the Company or such third parties. The Company’s primary wholesaler of its individual annuities is PLANCO Financial Services, LLC and its affiliate, PLANCO, LLC (collectively “PLANCO”) which are wholly-owned subsidiaries of HLA. PLANCO is one of the leading wholesalers of individual annuities and has played a significant role in the Company’s growth over the past decade. As a wholesaler, PLANCO distributes the Company’s fixed and variable annuities and offshore products by providing sales support to registered representatives, financial planners and broker-dealers at brokerage firms and banks across the United States. Owning PLANCO secures an important distribution channel for the Company and gives the Company a wholesale distribution platform which it can expand in terms of both the number of individuals wholesaling its products and the portfolio of products which they wholesale.

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

Near-term, the industry and the Company are experiencing lower variable annuity deposits as a result of recent market turbulence and uncertainty in the U.S. financial system. Current market pressures are also increasing the expected claim costs, the cost and volatility of hedging programs, and the level of capital needed to support living and death benefit guarantees. Some companies have already begun to increase the price of their guaranteed living benefits and change the level of guarantees offered. The new economic landscape has focused the Company’s attention to reconsider the structure and scope of the variable annuity product line. In 2009, the Company intends to increase pricing levels and take certain actions with respect to its variable annuity product features in an effort to reduce risks and costs associated with variable annuity benefit features in the current economic environment and explore other risk limiting techniques such as hedging or other reinsurance structures. Competitor reaction to these moves, including the extent of competitor de-risking strategies, is difficult to predict and may result in a decline in Retail’s market share.

Individual Life

The Individual Life segment provides life insurance strategies to a wide array of business intermediaries and partners to solve the wealth protection, accumulation and transfer needs of its affluent, emerging affluent and business life insurance clients. Life insurance in-force was $191.9 billion, $175.5 billion and $160.0 billion as of December 31, 2008, 2007 and 2006 respectively. Account values were $9.7 billion, $11.9 billion and $10.9 billion as of December 31, 2008, 2007 and 2006, respectively. Individual Life total assets were $13.2 billion and $15.2 billion as of December 31, 2008 and 2007, respectively. Revenues were $845, $1.1 billion and $1.1 billion in 2008, 2007 and 2006, respectively. Net income/(loss) in Individual Life was $(51), $169 and $137 in 2008, 2007 and 2006, respectively.

Principal Products

The Company holds a significant market share in the variable universal life product market and is a leading seller of variable universal life insurance according to the Tillinghast VALUE Survey as of September 30, 2008. Sales in the Individual Life segment were $274, $286 and $284 in 2008, 2007 and 2006, respectively.

Variable Universal Life — Variable universal life provides life insurance with an investment return linked to underlying investments as policyholders are allowed to invest premium dollars among a variety of underlying mutual funds. As the return on the investment portfolios increase or decrease, the surrender value of the variable universal life policy will increase or decrease, and, under certain policyholder options or market conditions, the death benefit may also increase or decrease. Life’s second-to-die products are distinguished from other products in that two lives are insured rather than one, and the policy proceeds are paid upon the deaths of both insureds. Second-to-die policies are frequently used in estate planning for a married couple as the policy proceeds are paid out at the time an estate tax liability is incurred. Variable universal life account values were $4.8 billion, $7.3 billion and $6.6 billion as of December 31, 2008, 2007 and 2006, respectively.

Universal Life and Interest Sensitive Whole Life — Universal life and interest sensitive whole life insurance coverages provide life insurance with adjustable rates of return based on current interest rates and on the returns of the underlying investment portfolios. Universal life provides policyholders with flexibility in the timing and amount of premium payments and the amount of the death benefit, provided there are sufficient policy funds to cover all policy charges for the coming period, unless guaranteed no-lapse coverage is in effect. At December 31, 2008 and 2007, guaranteed no-lapse universal life represented approximately 9% and 8% of life insurance in-force, respectively. Life also sells second-to-die universal life insurance policies.

Term Life — Term life provides basic life insurance coverage at guaranteed level premium payments for a specific period of time and generally has no cash value. As of December 31, 2008 and 2007 term life accounted for 33% and 30% of life insurance in-force, respectively.

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

Competition

Individual Life competes with approximately 1,000 life insurance companies in the United States, as well as other financial intermediaries marketing insurance products. Competitive factors related to this segment are primarily the breadth and quality of life insurance products offered, pricing, relationships with third-party distributors, effectiveness of wholesaling support, pricing and availability of reinsurance, and the quality of underwriting and customer service.

The individual life industry continues to see a move in distribution away from the traditional life insurance sales agents, to the consultative financial advisor as the place people go to buy their life insurance. In 2008, traditional career agents accounted for approximately thirty percent of sales, while the independent channels, including brokerage, financial institutions and banks, and stockbrokers, sold the remainder. Companies who distribute products through financial advisors and independent agents have increased commissions or offered additional incentives to attract new business. Competition is most intense among the largest brokerage general agencies. Individual Life’s regional sales office system is a differentiator in the market and allows it to compete across multiple distribution outlets.

The individual life market has seen a shift in product mix towards universal life products over the past few years, which now represents 42% of life insurance sales as of September 30, 2008 as reported through LIMRA. Both consumers and producers have been demanding fixed products and more guarantees, which can be demonstrated by the shift in the mix of products being sold. Due to this shifting market demand, enhanced product features are becoming an increasingly important factor in competition. The Company has updated our universal life product set and our sales of universal life have increased. The Company is ranked number two in total variable universal life sales according to LIMRA as of September 30, 2008.

As of September 30, 2008 The Hartford is ranked number seven in total premium sales of life insurance and number fourteen in annualized premium according to LIMRA’s quarterly U.S. Individual Life Insurance Sales Survey.

Retirement Plans

The Company is among the top providers of retirement products and services. Products and services offered by Retirement Plans include asset management and plan administration sold to municipalities and not-for-profit organizations pursuant to Section 457 and 403(b) of the Internal Revenue Code of 1986, as amended (referred to as “Section 457” and “403(b)”, respectively). The Company also provides retirement products and services, including asset management and plan administration sold to small- and medium-size corporations pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (referred to as “401(k)”).

403(b)/457 account values were $10.2 billion, $12.4 billion and $11.5 billion as of December 31, 2008, 2007 and 2006, respectively. 401(k) products account values were $12.0 billion, $14.7 billion and $12.0 billion as of December 31, 2008, 2007 and 2006, respectively. Retirement Plans’ total assets were $22.6 billion and $28.2 billion as of December 31, 2008 and 2007, respectively. Retirement Plans generated revenues of $286, $543 and $509 in 2008, 2007 and 2006, respectively, and net income/(loss) of $(144), $53 and $94 in 2008, 2007 and 2006, respectively.

Principal Products

403(b)/457 — The Company sells retirement plan products and services to municipalities under Section 457 plans and to not-for-profits under Section 403(b) plans. The Company offers a number of different investment products, including group variable annuities and fixed products, to the employees in Section 457 and 403(b) plans. Generally, with the variable products, the Company manages the fixed income funds and certain other outside money managers act as advisors to the equity funds offered in Section 457 and 403(b) plans administered by the Company. As of December 31, 2008, the Company administered over 4,300 plans under Sections 457 and 403(b).

401(k) — The Company sells retirement plan products and services to corporations under 401(k) plans targeting the small and medium case markets. The Company believes these markets are under-penetrated in comparison to the large case market. The number of 401(k) plans administered as of December 31, 2008 was over 18,400.

Marketing and Distribution

In the Section 457, 403(b) and 401(k) markets, Retirement Plans’ distribution network uses internal personnel with extensive experience to sell its products and services in the retirement plan and institutional markets. The success of the Company’s marketing and distribution system depends on its product offerings, fund performance, successful utilization of wholesaling organizations, quality of customer service, and relationships with national and regional broker-dealer firms, banks and other financial institutions.

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

For the Section 457 and 403(b) as well as the 401(k) markets, which offer mutual funds wrapped in a variable annuity, variable funding agreement, or mutual fund retirement program, the variety of available funds and their performance is most important to plan sponsors. The competitors tend to be the major mutual fund companies.

The competitive landscape for providers of group retirement plans has and will continue to intensify. The past few years have seen consolidation among industry providers seeking to increase scale, improve cost efficiencies, and enter new market segments. The consolidation of providers is expected to continue as smaller providers exit the market.

In addition, many providers are attempting to expand their market share by extending their target markets across plan size and tax code segments (401(k), 457, 403(b)), some of which they may not have previously served. Competition increases as the number of providers selling business in each segment grows.

The long-awaited, landmark 403(b) regulations, finalized in July 2007, have contributed to the increased activity in the 403(b) market. The regulations, in general, align an employer’s responsibilities more closely with those of a 401(k), making 403(b) plans more attractive to providers who have experience with 401(k) plans. Final Pension Provider Act regulations have also increased competition over features key to those regulations, such as automatic enrollment capabilities and differentiation of target date fund offerings, when used as qualified default investment alternatives.

Institutional

The Company provides structured settlement contracts, institutional annuities, longevity assurance, income annuities, and stable value investment products. Additionally, the Company is a leader in the variable private placement life insurance (“PPLI”) market, which includes life insurance policies purchased by a company or a trust on the lives of its employees, with Life or a trust sponsored by the Company named as the beneficiary under the policy.

Institutional’s total account values were $56.3. billion, $57.6 billion and $48.1 billion as of December 31, 2008, 2007 and 2006, respectively. Institutional’s total assets were $59.6 billion and $77.9 billion as of December 31, 2008 and 2007, respectively. Institutional generated revenues of $1.2 billion, $2.3 billion and $1.7 billion in 2008, 2007 and 2006, respectively and net income/ (loss) of $ (508), $7 and $69 in 2008, 2007 and 2006, respectively.

Principal Products

PPLI Products — PPLI products are typically utilized by employers to fund non-qualified benefits or other post-employment benefit liabilities. Plan sponsors have the opportunity to select from a range of tax advantaged investment allocations. PPLI has also been widely used in the high net worth marketplace due to its low costs and range of investment choices.

Structured Settlements — Structured settlement annuity contracts provide periodic payments to an injured person or survivor, typically in settlement of a claim under a liability policy in lieu of a lump sum settlement. Contracts pay either life contingent and/or period certain benefits, at the discretion of the contract holder.

Institutional Annuities — Institutional annuities arrangements are group annuity contracts used to fund pension liabilities that exist when a qualified retirement plan sponsor decides to terminate some or all of its liabilities under an existing defined benefit pension plan. In addition, institutional annuities are used when a qualified retirement plan sponsor purchases a group annuity contract to offer annuitization benefit options to retiring plan participants. Group annuity contracts are usually very long-term in nature and typically pay monthly benefits to participants covered under the pension plan which is being terminated.

Longevity assurance — Longevity assurance is an individual fixed deferred payout annuity that provides life contingent benefits to individuals with the purpose of providing individuals with protection from the risk of outliving retirement income.

Income Annuities — Income annuities are individual contracts that provide a fixed payout. Contracts pay either life contingent or period certain benefits, at the discretion of the contract holder.

Stable Value Products — Guaranteed investment contracts (“GICs”) are group annuity contracts issued to sponsors of qualified pension or profit-sharing plans or stable value pooled fund managers. Under these contracts, the client deposits a lump sum with The Hartford for a specified period of time for a guaranteed interest rate. At the end of the specified period, the client receives principal plus interest earned. Funding agreements are investment contracts that provide a contractually-obligated rate of interest or return. The Company has issued fixed and variable rate funding agreements to Hartford Life Global Funding trusts, that in turn issue registered notes to institutional and retail investors. Certain of these contracts allow an investor to accelerate principal payments after a defined notice period. During 2008, the Company ceased issuance of retail and institutional funding agreement backed notes, largely due to the change in customer preference to FDIC-insured products. Prospectively, the Company will issue only GICs, and on a limited basis, funding agreements.

Marketing and Distribution

In the PPLI market, specialized brokers with expertise in the large case market assist in the placement of many cases. High net worth PPLI is often placed with the assistance of investment banking and wealth management specialists.

In the institutional annuities market, the Company sells its group annuity products to retirement plan sponsors through three different channels: (1) a small number of specialty brokers; (2) large benefits consulting firms; and (3) directly, using Hartford employees.

In the structured settlement market, the Institutional segment sells individual fixed immediate annuity products through a small number of specialty brokerage firms that work closely with The Hartford’s Property & Casualty operations. The Company also works directly with the brokerage firms on cases that do not involve The Hartford’s Property & Casualty operations. Approximately 85 percent of annual sales are through claim settlements not associated with The Hartford’s Property & Casualty operations.

In the longevity assurance and income annuities markets, the Company sells its individual fixed payout annuity contracts through financial advisors that work with individual investors.

In the stable value marketplace, the Institutional segment typically sells GICs to retirement plan sponsors or stable value portfolio managers either through investment management firms or directly, using Hartford employees.

Competition

Institutional markets are highly competitive from a pricing perspective, and a small number of cases often account for a significant portion of sales. Institutional competes with other life insurance companies and asset managers who provide investment and risk management solutions. Product sales are often affected by competitive factors such as investment performance, company credit ratings, perceived financial strength, product design, marketplace visibility, distribution capabilities, fees, credited rates, and customer service. Recent actions by the ratings agencies may make competition more challenging for Institutional in several of its businesses.

For PPLI, competition in the large case market comes from other insurance carriers and from specialized agents with expertise in the benefit funding marketplace. Price is a major consideration, but there are other factors such as investment offerings and services. For high net worth programs, the competition is often from investment banking firms allied with other insurance carriers.

For institutional product lines offering fixed annuity products (e.g., institutional annuities, income annuities, structured settlements, and stable value products), price, financial strength, stability and credit ratings are key buying factors. As a result, the competitors in those marketplaces tend to be large, long-established insurance companies.

Stable value products typically compete on price, financial strength, stability and the Company’s credit ratings.

Reserves

The Company’s insurance subsidiaries establish and carry as liabilities, predominantly, five types of reserves: (1) a liability equal to the balance that accrues to the benefit of the policyholder as of the financial statement date, otherwise known as the account value, (2) a liability for unpaid losses, including those that have been incurred but not yet reported, (3) a liability for future policy benefits, representing the present value of future benefits to be paid to or on behalf of policyholders less the present value of future net premiums, (4) fair value reserves for living benefits embedded derivative guarantees; and (5) death and living benefit reserves which are computed based on a percentage of revenues less actual claim costs The liabilities for unpaid losses and future policy benefits are calculated based on actuarially recognized methods using morbidity and mortality tables, which are modified to reflect Life’s actual experience when appropriate. Liabilities for unpaid losses include estimates of amounts to fully settle known reported claims as well as claims related to insured events that the Company estimates have been incurred but have not yet been reported. Future policy benefit reserves are computed at amounts that, with additions from estimated net premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet the Company’s policy obligations at their maturities or in the event of an insured’s disability or death. Other insurance liabilities include those for unearned premiums and benefits in excess of account value. Reserves for assumed reinsurance are computed in a manner that is comparable to direct insurance reserves. Liabilities for death and living benefit guarantees whose values are dependant upon the equity markets, have significantly increased in 2008 as equity markets declined.

Ceded Reinsurance

The Company cedes some of its insurance risk to reinsurance companies. Reinsurance does not relieve the Company of its primary liability and, as such, failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the risk transfer of its reinsurance contracts, the financial condition of its reinsurers and monitors concentrations of credit risk. The Company’s monitoring procedures include careful initial selection of its reinsurers, structuring agreements to provide collateral funds where possible, and regularly monitoring the financial condition and ratings of its reinsurers. Reinsurance accounting is followed for ceded transactions when the risk transfer provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts,” (“SFAS 113”) have been met. For further discussion see Note 5 of Notes to Consolidated Financial Statements.

In accordance with normal industry practice, the Company is involved in both the cession and assumption of insurance with other insurance and reinsurance companies. As of December 31, 2008 and 2007, the Company’s policy for the largest amount retained on any one life by any company comprising life operations was $10. In addition, the Company reinsures a portion of U.S minimum death benefit guarantees as well as guaranteed minimum withdrawal benefits offered in connection with its variable annuity contracts. Reinsurance of the Company’s GMWB riders meets the definition of a derivative reported under SFAS 133; the change in fair value of the reinsurance derivative is reported in earnings. The Company also assumes reinsurance from other insurers. For the years ended December 31, 2008, 2007 and 2006, the Company did not make any significant changes in the terms under which reinsurance is ceded to other insurers. Starting in 2007, the Company ceded certain statutory reserves for the purpose of surplus relief that is accounted for as financing as the risk transfer provisions of SFAS 113 were not met.

As of December 31, 2008 the Company’s reinsurance-related concentrations of credit risk greater than 10% of the Company’s stockholder’s equity are as follows:

Reinsurance
Recoverable

Transamerica Life Insurance Company	$206
AXA Corporate Solutions Life Reinsurance Company	208
Security Life of Denver Insurance Company	212
Swiss Re Life & Health America Inc.	247
Transamerica Financial Life Insurance Company	736
Connecticut General Life Insurance Company	$539

For further discussion of reinsurance-related concentration of credit risk, see Note 5 of Notes to Consolidated Financial Statements.

Investment Operations

The investment portfolios of the Company are managed by Hartford Investment Management Company (“HIMCO”), a wholly-owned subsidiary of The Hartford. HIMCO manages the portfolios to maximize economic value, while attempting to generate the income necessary to support the Company’s various product obligations, within internally established objectives, guidelines and risk tolerances. The portfolio objectives and guidelines are developed based upon the asset/liability profile, including duration, convexity and other characteristics within specified risk tolerances. The risk tolerances considered include, for example, asset and credit issuer allocation limits, maximum portfolio below investment grade holdings and foreign currency exposure. The Company attempts to minimize adverse impacts to the portfolio and the Company’s results of operations from changes in economic conditions through asset allocation limits, asset/liability duration matching and through the use of derivatives. During the latter part of 2008, HIMCO initiated certain activities to de-risk the investment portfolios. For further discussion of HIMCO’s portfolio management approach, see the Investments-General section of the MD&A.

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

Employees —

Hartford Life Insurance Company has approximately 4,300 attributed employees as of December 31, 2008.

Item 1A.	RISK FACTORS

Investing in The Hartford involves risk. In deciding whether to invest in the securities of the Company, you should carefully consider the following risk factors, any of which could have a significant or material adverse effect on the business, financial condition, operating results or liquidity of the Company. This information should be considered carefully together with the other information contained in this report and the other reports and materials filed by the Company with the Securities and Exchange Commission.

We have been materially adversely affected by conditions in the global financial markets and economic conditions generally, and may be materially adversely affected if these conditions persist or deteriorate further in 2009 or if our planned initiatives are not effective.

Markets in the United States and elsewhere have experienced extreme volatility and disruption for more than 12 months, due largely to the stresses affecting the global banking system, which accelerated significantly in the second half of 2008. The United States, Europe and Japan have entered a severe recession that is likely to persist well into and perhaps through and even beyond 2009, despite past and expected governmental intervention in the world’s major economies. These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence. Economic conditions have continued to deteriorate in early 2009.

Like other financial institutions and particularly life insurers, which face significant financial and capital markets risk in their operations, we have been adversely affected, to a significant extent, by these conditions. Among other effects, we incurred significant investment losses and other charges in 2008, notably with respect to deferred acquisition costs which resulted in a net loss for the fourth quarter and the full year. Our unrealized loss position also increased substantially in 2008. The unanticipated, severe decline in the equity markets also caused material increases to our liabilities in connection with certain annuity products, a line of business in which we have significant concentration. Concerns related to investment losses, liabilities arising from variable annuity products and capital pressures, which led to severe pressure on our stock price in 2008, are continuing in 2009. As detailed in the following risk factors, we expect to continue to face significant challenges and uncertainties that could materially adversely affect our results, financial condition and prospects.

Our capital position declined in 2008 relative to 2007. We expect continued pressure on our capital position in 2009. Further significant declines in our capital position could impair our ability to support the scale of our business as currently constituted and to absorb continuing operating losses and liabilities under our customer contracts and our overall competitiveness. We have taken a number of steps to preserve capital and mitigate risk, among them launching a range of initiatives to reduce risks associated with our various lines of business and looking across the enterprise for additional opportunities to reduce risk. These initiatives include modifying product features, adjusting our hedging activities and mitigating risks in our investment portfolio, and could also include discontinuing or restructuring certain business lines. Like other companies, we are also evaluating our expense base in light of expected contractions in certain of our business lines. Taken as a whole, these actions may not be effective, especially if the global economy experiences further shocks. Even if effective, certain measures may have unintended consequences. For example, rebalancing our hedging program may better protect our statutory surplus, but may also result in greater U.S. GAAP earnings volatility. These actions may also entail additional costs or result in further impairment or other charges or adversely affect our ability to compete successfully in an increasingly difficult consumer market.

On February 6, 2009, Moody’s Investor Services downgrade the Company’s insurance financial strength ratings to “A1”. On February 9, 2009, Fitch Ratings downgraded the Company’s insurer financial strength (IFS) ratings to “A” from “AA–”. In the same action, the Company’s medium-term notes were downgraded to “A–” from “A+”. If our planned initiatives fail to mitigate the impacts on the Company of the current recession, or if the current recession is even more severe than expected, we may also experience further downgrades of our financial strength and credit ratings. See Ratings within Capital Resources and Liquidity of the MD&A. While reductions in ratings may ease pressure on our capital position, it could also have negative implications for our competitive position. We may also need to raise additional capital or consider other transactions to manage our capital position and liquidity or further reduce our exposure to market and financial risks. We may not be able to raise sufficient capital as and when required if the financial markets remain in turmoil, and any capital we raise may be on terms that are unfavorable to us. Any sales of securities or other assets that we may carry out may be completed on unfavorable terms or cause us to incur charges, and we would lose the potential for market upside on those assets in a market recovery. If our business continues to experience significant challenges, we may face other pressures, such as employee retention issues and potential loss of distributors for our products.

Other developments relating to the current economic environment and financial crisis may also significantly affect our operations and prospects in ways that we cannot predict. For example, U.S. and overseas governmental or regulatory authorities, including the Securities and Exchange Commission (the “SEC”), the Office of Thrift Supervision (“OTS”), the New York Stock Exchange or the Financial Industry Regulatory Authority (“FINRA”), may implement enhanced or new regulatory requirements intended to prevent future crises or otherwise stabilize the institutions under their supervision. New regulations will likely affect critical matters, including capital requirements, and published proposals by insurance regulatory authorities that could reduce the pressure on our capital position may not be adopted or may be adopted in a form that does not afford as much capital relief as anticipated. If we fail to manage the impact of these developments effectively, our prospects, results and financial condition could be materially adversely affected.

The markets in the United States and elsewhere have been experiencing extreme and unprecedented volatility and disruption. We are exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads, equity prices, and foreign exchange rates which may have a material adverse effect on our results of operations, financial condition and liquidity.

The markets in the United States and elsewhere have been experiencing and are expected to continue to experience extreme and unprecedented volatility and disruption. We are exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads, equity prices and foreign currency exchange rates.

One important exposure to equity risk relates to the potential for lower earnings associated with certain of our businesses, such as variable annuities, where fee income is earned based upon the fair value of the assets under management. During the course of 2008, the significant declines in equity markets have negatively impacted assets under management. As a result, fee income earned from those assets has also been negatively impacted. In addition, certain of our products offer guaranteed benefits which increase our potential obligation and statutory capital exposure should equity markets decline. Due to declines in equity markets during 2008, our liability for these guaranteed benefits has significantly increased and our statutory capital position has decreased. Further sustained declines in equity markets during 2009 may result in the need to devote significant additional capital to support these products. We are also exposed to interest rate and equity risk based upon the discount rate and expected long-term rate of return assumptions associated with our pension and other post-retirement benefit obligations. Sustained declines in long-term interest rates or equity returns are likely to have a negative effect on the funded status of these plans.

Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates, in the absence of other countervailing changes, will increase the net unrealized loss position of our investment portfolio and, if long-term interest rates rise dramatically within a six to twelve month time period, certain of our businesses may be exposed to disintermediation risk. Disintermediation risk refers to the risk that our policyholders may surrender their contracts in a rising interest rate environment, requiring us to liquidate assets in an unrealized loss position. Due to the long-term nature of the liabilities associated with certain of our businesses, such as structured settlements and guaranteed benefits on variable annuities, sustained declines in long term interest rates may subject us to reinvestment risks and increased hedging costs. In other situations, declines in interest rates or changes in credit spreads may result in reducing the duration of certain liabilities, creating asset liability duration mismatches and lower spread income.

Our exposure to credit spreads primarily relates to market price and cash flow variability associated with changes in credit spreads. The recent widening of credit spreads has contributed to the increase in the net unrealized loss position of our investment portfolio of $8.4 billion in 2008, before DAC effects and tax, and has also contributed to the increase in other than-temporary impairments. If issuer credit spreads continue to widen significantly over an extended period of time, it would likely exacerbate these effects, resulting in greater and additional other-than-temporary impairments. Increased losses have also occurred associated with credit based non-qualifying derivatives where the Company assumes credit exposure. If credit spreads tighten significantly, it will reduce net investment income associated with new purchases of fixed maturities. In addition, a reduction in market liquidity has made it difficult to value certain of our securities as trading has become less frequent. As such, valuations may include assumptions or estimates that may be more susceptible to significant period to period changes which could have a material adverse effect on our consolidated results of operations or financial condition.

Our statutory surplus is also impacted by widening credit spreads as a result of the accounting for the assets and liabilities on our fixed market value adjusted (“MVA”) annuities. Statutory separate account assets supporting the fixed MVA annuities are recorded at fair value. In determining the statutory reserve for the fixed MVA annuities we are required to use current crediting rates in the U.S. and Japanese LIBOR in Japan. In many capital market scenarios, current crediting rates in the U.S. are highly correlated with market rates implicit in the fair value of statutory separate account assets. As a result, the change in the statutory reserve from period to period will likely substantially offset the change in the fair value of the statutory separate account assets. However, in periods of volatile credit markets, such as we are now experiencing, actual credit spreads on investment assets may increase sharply for certain sub-sectors of the overall credit market, resulting in statutory separate account asset market value losses. As actual credit spreads are not fully reflected in current crediting rates in the U.S. or Japanese LIBOR in Japan, the calculation of statutory reserves will not substantially offset the change in fair value of the statutory separate account assets resulting in reductions in statutory surplus. This has resulted and may continue to result in the need to devote significant additional capital to support the product.

Our primary foreign currency exchange risks are related to non-U.S. dollar denominated investments, business reinsured by the Company, our yen-denominated individual fixed annuity product, and certain guaranteed benefits associated with the Japan variable annuity. These risks relate to potential decreases in value and income resulting from a strengthening or weakening in foreign exchange rates versus the U.S. dollar. In general, the weakening of foreign currencies versus the U.S. dollar will unfavorably affect the value of non-U.S. dollar denominated investments, and realized gains or losses on the yen denominated individual fixed annuity product. In comparison, a strengthening of the Japanese yen in comparison to the U.S. dollar and other currencies will increase our exposure to the guarantee benefits associated with the Japan variable annuity business reinsured by the Company.

If significant, further declines in equity prices, changes in U.S. interest rates, changes in credit spreads and the strengthening or weakening of foreign currencies against the U.S. dollar, individually or in combination, could continue to have a material adverse effect on our consolidated results of operations, financial condition and liquidity both directly and indirectly by creating competition and other pressures such as employee retention issues and the potential loss of distributors for our products.

In addition, in the conduct of our business, there could be scenarios where in order to reduce risks, fulfill our obligations or to raise incremental liquidity, we would sell assets at a loss for a variety of reasons including the unrealized loss position in our overall investment portfolio and the lack of liquidity in the credit markets. These scenarios could include selling assets as the Company reduces its securities lending program.

Declines in equity markets and changes in interest rates and credit spreads can also negatively impact the fair values of each of our segments. If a significant decline in the fair value of a segment occurred and this resulted in an excess of that segment’s book value over fair value, the goodwill assigned to that segment might be impaired and could cause the Company to record a charge to impair a part or all of the related goodwill assets, as occurred in the fourth quarter of 2008 with respect to our Individual Annuity reporting unit. See impairment of goodwill risk factor for further information on this risk.

We may be unable to effectively mitigate the impact of equity market volatility arising from obligations under annuity product guarantees, which may have a material adverse effect on our consolidated results of operations, financial condition and cash flows.

Some of the products offered by our businesses, especially variable annuities, offer certain guaranteed benefits which, as a result of any decline in equity markets would not only result in lower earnings, but may also increase our exposure to liability for benefit claims. During the course of 2008, as equity markets declined, our liability for guaranteed benefits significantly increased. We are also subject to equity market volatility related to these benefits, especially the guaranteed minimum death benefit (“GMDB”), guaranteed minimum withdrawal benefit (“GMWB”), guaranteed minimum accumulation benefit (“GMAB”) and guaranteed minimum income benefit (“GMIB”) offered with variable annuity products. As of December 31, 2008, the liability for GMWB and GMAB was $6.5 billion and $0. The liability for GMIB, GMWB and GMDB reinsured by the Company was a combined $2.6 billion, net of reinsurance as of December 31, 2008. In addition, the Company has also assumed from a related party GMIB, GMWB, GMAB and GMDB exposures. See Critical Accounting Estimates “Living Benefit Required

to be Fair Valued” for further discussion. We use reinsurance structures and have modified benefit features to mitigate the exposure associated with GMDB. We also use reinsurance in combination with a modification of benefit features and derivative instruments to minimize the claim exposure and to reduce the volatility of net income associated with the GMWB liability. However, due to the severe economic conditions in the fourth quarter of 2008, we have adjusted our risk management program to place greater relative emphasis on the protection of statutory surplus. This shift in relative emphasis will likely result in greater GAAP earnings volatility. While we believe that these and other actions we have taken serve to improve the efficiency by which we manage the risks related to these benefits, we remain liable for the guaranteed benefits in the event that reinsurers or derivative counterparties are unable or unwilling to pay, and are subject to the risk that other management procedures prove ineffective or that unanticipated policyholder behavior, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed, which individually or collectively may have a material adverse effect on our consolidated results of operations, financial condition and cash flows.

The amount of statutory capital that we have and the amount of statutory capital that we must hold to maintain our financial strength and credit ratings and meet other requirements can vary significantly from time to time and is sensitive to a number of factors outside of our control, including equity market and credit market conditions, changes in policyholder behavior and changes in rating agency models.

We conduct the vast majority of our business through licensed insurance company subsidiaries. Accounting standards and statutory capital and reserve requirements for these entities are prescribed by the applicable insurance regulators and the National Association of Insurance Commissioners (“NAIC”). Insurance regulators have established regulations that provide minimum capitalization requirements based on risk-based capital (“RBC”) formulas for both life and property and casualty companies. The RBC formula for life companies establishes capital requirements relating to insurance, business, asset and interest rate risks, including equity, interest rate and expense recovery risks associated with variable annuities and group annuities that contain death benefits or certain living benefits. The RBC formula for property and casualty companies adjusts statutory surplus levels for certain underwriting, asset, credit and off-balance sheet risks.

In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors — the amount of statutory income or losses generated by our insurance subsidiaries (which itself is sensitive to equity market and credit market conditions), the amount of additional capital our insurance subsidiaries must hold to support business growth, changes in equity market levels, the value of certain fixed-income and equity securities in our investment portfolio, the value of certain derivative instruments, changes in interest rates and foreign currency exchange rates, as well as changes to the NAIC RBC formulas. Most of these factors are outside of the Company’s control. The Company’s financial strength and credit ratings are significantly influenced by the statutory surplus amounts and RBC ratios of our insurance company subsidiaries. In addition, rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of statutory capital we must hold in order to maintain our current ratings. Also, in extreme scenarios of equity market declines, the amount of additional statutory reserves that we are required to hold for our variable annuity guarantees increases at a greater than linear rate. This reduces the statutory surplus used in calculating our RBC ratios. When equity markets increase, surplus levels and RBC ratios will generally increase, however, as a result of a number of factors and market conditions, including the level of hedging costs and other risk transfer activities, reserve requirements for death and living benefit guarantees and RBC requirements could increase resulting in lower RBC ratios. Due to all of these factors, projecting statutory capital and the related RBC ratios is complex. During February 2009, our financial strengths and credit ratings have been downgraded by multiple rating agencies. To the extent that our statutory capital resources are deemed to be insufficient to maintain a particular rating by one or more rating agencies, we may seek to raise additional capital through public or private equity or debt financing. Alternatively, if we were not to raise additional capital in such a scenario, either at our discretion or because we were unable to do so, our financial strength and credit ratings might be further downgraded by one or more rating agencies.

We have experienced and may experience additional downgrades in our financial strength or credit ratings, which may make our products less attractive and increase our cost of capital, which would have a material adverse effect on our business, results of operations, financial condition and liquidity.

Financial strength and credit ratings are an important factor in establishing the competitive position of insurance companies. During February 2009, our financial strength and credit ratings have been downgraded by multiple rating agencies. See our ratings in Capital Resources and Liquidity section of the MD&A. Rating agencies assign ratings based upon several factors. While most of the factors relate to the rated company, some of the factors relate to the views of the rating agency, general economic conditions, and circumstances outside the rated company’s control. In addition, rating agencies may employ different models and formulas to assess the financial strength of a rated company, and from time to time rating agencies have, in their discretion, altered these models. Changes to the models, general economic conditions, or circumstances outside our control could impact a rating agency’s judgment of its rating and the rating it assigns us. We cannot predict what actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which may adversely affect us.

Our financial strength ratings, which are intended to measure our ability to meet policyholder obligations, are an important factor affecting public confidence in most of our products and, as a result, our competitiveness. The recent downgrades we have experienced, a further downgrade, or an announced potential further downgrade, in the rating of our financial strength or of one of our principal insurance subsidiaries could affect our competitive position in the insurance industry and make it more difficult for us to market our products, as potential customers may select companies with higher financial strength ratings thereby reducing future sales of our products and lowering future earnings.

After taking into consideration rating agency actions through February 10, 2009, a downgrade of three levels below our current insurance financial strength levels could begin to trigger potentially material collateral calls on certain of our derivative instruments and could also trigger counterparty rights to terminate derivative relationships, both of which could limit our ability to purchase additional derivative instruments. If any of these negative events were to occur, our business, results of operations, financial condition and liquidity may be adversely affected.

Our business, results of operations and financial condition may be adversely affected by general domestic and international economic and business conditions that are less favorable than anticipated.

Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the amount and profitability of business we conduct. For example, in an economic downturn such as the current financial crisis characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for financial and insurance products has been adversely affected. Further, given that we offer our products and services in North America and assume products inititally offered by a related party in Japan we are exposed to these risks in multiple geographic locations. Our operations are subject to different local political, regulatory, business and financial risks and challenges, which may affect the demand for our products and services, the value of our investment portfolio, the required levels of our capital and surplus and the credit quality of local counterparties. These risks include, for example, political, social or economic instability in countries in which we operate, fluctuations in foreign currency exchange rates, credit risks of our local counterparties, lack of local business experience in certain markets and, in certain cases, risks associated with potential incompatibility with partners. We may not succeed in developing and implementing policies and strategies that are effective in each location where we do business, and we cannot guarantee that the inability to successfully address the risks related to economic conditions in all of the geographic locations where we conduct business will not have a material adverse effect on our business, results of operations and financial condition.

Our valuations of many of our financial instruments include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations and financial condition.

The following financial instruments are carried at fair value in the Company’s consolidated financial statements: fixed maturities, equity securities, freestanding and embedded derivatives, and separate account assets. The

Company has categorized these securities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). In many situations, inputs used to measure the fair value of an asset or liability position may fall into different levels of the fair value hierarchy. In these situations, the Company will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value.

The determination of fair values are made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts.

During periods of market disruption such as we are currently experiencing, including periods of rapidly widening credit spreads or illiquidity, it has been and will likely continue to be difficult to value certain of our securities, such as Alt-A, subprime mortgage backed and CMBS securities, if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment. In such cases, more securities may fall to Level 3 and thus require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation thereby resulting in values which may differ materially from the value at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value could have a material adverse effect on our results of operations and financial condition. As of December 31, 2008, 17%, 64% and 19% of our available for sale securities were considered to be Level 1, 2 and 3, respectively.

Evaluation of available-for-sale securities for other-than temporary impairment involves subjective determinations and could materially impact our results of operations and financial condition.

The evaluation of impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or future recovery prospects, the effects of changes in interest rates or credit spreads and the expected recovery period. For securitized financial assets with contractual cash flows, the Company currently uses its best estimate of cash flows over the life of the security under severe recession scenarios. In addition, estimating future cash flows involves incorporating information received from third party sources and making internal assumptions and judgments regarding the future performance of the underlying collateral and assessing the probability that an adverse change in future cash flows has occurred. The determination of the amount of other than temporary impairments is based upon our quarterly evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available.

Additionally, our management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been less than cost or amortized cost; (ii) the potential for impairments of securities when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources; (vi) our intent and ability to retain the investment for a period of time sufficient to allow for the recovery of its value; (vii) unfavorable changes in forecasted cash flows on mortgage-backed and asset-backed securities; and (viii) other subjective factors, including concentrations and information obtained from regulators and rating agencies. During the year ended December 31, 2008, the Company concluded that $1.9 billion of unrealized losses were other than temporarily impaired. Additional impairments may need to be taken in the future, which could have a material adverse effect on our results of operations and financial condition.

Losses due to nonperformance or defaults by others, including issuers of investment securities (which include structured securities such as commercial mortgage backed securities and residential mortgage backed securities or other high yielding bonds) or reinsurance and derivative instrument counterparties, could have a material adverse effect on the value of our investments, results of operations, financial condition and cash flows.

Issuers or borrowers whose securities or loans we hold, customers, trading counterparties, counterparties under swaps and other derivative contracts, reinsurers, clearing agents, exchanges, clearing houses and other financial intermediaries and guarantors may default on their obligations to us due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud government intervention or other reasons. Such defaults could have a material adverse effect on our results of operations, financial condition and cash flows. Additionally, the underlying assets supporting our structured securities may deteriorate causing these securities to incur losses.

Our investment portfolio includes investment securities in the financial services sector that have experienced nonperformance or defaults recently. Further nonperformance or defaults could have a material adverse effect on our results of operations, financial condition and cash flows. In addition, the value of our investments in hybrid securities, perpetual preferred securities, or other equity securities in the financial services sector may be significantly impaired if the issuers of such securities defer the payment of optional coupons or dividends, are forced to accept government support or intervention, or grant majority equity stakes to their respective governments.

The Company is not exposed to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholders’ equity other than U.S. government and U.S. government agencies backed by the full faith and credit of the U.S. government and those entities identified in Note 4 of Notes to Consolidated Financial Statements, “Concentration of Credit Risk.” However, if the Company’s creditors are acquired, merge or otherwise consolidate with other creditors of the Company’s, the Company’s credit concentration risk could increase above the 10% threshold, for a period of time, until the Company is able to sell securities to get back in compliance with the established investment credit policies.

In addition, the Company is exposed to greater than 10% of the Company’s stockholder’s equity in the form of reinsurance recoverables as disclosed in Note 5 in the Notes to Consolidated Financial Statements.

If assumptions used in estimating future gross profits differ from actual experience, we may be required to accelerate the amortization of DAC and increase reserves for guaranteed minimum death benefit, which could have a material adverse effect on our results of operations and financial condition.

The Company defers acquisition costs associated with the sales of its universal and variable life and variable annuity products. These costs are amortized over the expected life of the contracts. The remaining deferred but not yet amortized cost is referred to as the Deferred Acquisition Cost (“DAC”) asset. We amortize these costs in proportion to the present value of estimated gross profits (“EGPs”). The Company also establishes reserves for GMDB using components of estimated gross profits. The projection of estimated gross profits requires the use of certain assumptions, principally related to separate account fund returns in excess of amounts credited to policyholders, surrender and lapse rates, interest margin, mortality, and hedging costs. Of these factors, we anticipate that changes in investment returns are most likely to impact the rate of amortization of such costs. However, other factors such as those the Company might employ to reduce risk, such as the cost of hedging or other risk mitigating techniques could also significantly reduce estimates of future gross profits. Estimating future gross profits is a complex process requiring considerable judgment and the forecasting of events well into the future. If our assumptions regarding policyholder behavior, hedging costs or costs to employ other risk mitigating techniques prove to be inaccurate or if significant or sustained equity market declines persist, we could be required to accelerate the amortization of DAC related to variable annuity and variable universal life contracts, and increase reserves for GMDB which would result in a charge to net income. Such adjustments could have a material adverse effect on our results of operations and financial condition. During the year ended December 31, 2008, the Company recorded a $824, after-tax, charge related to the unlock. Since September 30, 2008, the date of the last unlock, the actual return on U.S. variable annuity assets has been 21% below our estimated aggregate return. The Company estimates the actual return would need to drop by an additional 6% from December 31, 2008 before EGPs in the Company’s models fall outside of the statistical ranges of reasonable EGPs.

If our businesses do not perform well, we may be required to recognize an impairment of our goodwill or to establish a valuation allowance against the deferred income tax asset, which could have a material adverse effect on our results of operations and financial condition.

Goodwill represents the excess of the amounts we paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. We test goodwill at least annually for impairment. Impairment testing is performed based upon estimates of the fair value of the “reporting unit” to which the goodwill relates. The reporting unit is the operating segment or a business one level below that operating segment if discrete financial information is prepared and regularly reviewed by management at that level. The fair value of the reporting unit is impacted by the performance of the business and could be adversely impacted by any efforts made by the Company to limit risk. If it is determined that the goodwill has been impaired, the Company must write down the goodwill by the amount of the impairment, with a corresponding charge to net income. Such write downs could have a material adverse effect on our results of operations and financial position. During 2008, the Company took an impairment charge of $84, pre-tax, with respect to its individual annuity reporting units.

If current market conditions persist during 2009, in particular, if the Parent’s share price remains below book value per share, or if the Company’s actions to limit risk associated with its products or investments causes a significant change in any one reporting unit’s fair value, the Company may need to reassess goodwill impairment at the end of each quarter as part of an annual or interim impairment test. Subsequent reviews of goodwill could result in additional impairment of goodwill during 2009.

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. Factors in management’s determination include the performance of the business including the ability to generate capital gains from a variety of sources and tax planning strategies. If based on available information, it is more likely than not that the deferred income tax asset will not be realized then a valuation allowance must be established with a corresponding charge to net income. As of December 31, 2008, the Company does not carry a valuation allowance against its deferred tax assets. Future facts and circumstances may require a valuation allowance. Charges to establish a valuation allowance could have a material adverse effect on our results of operations and financial position.

The occurrence of one or more terrorist attacks in the geographic areas we serve or the threat of terrorism in general may have a material adverse effect on our business, consolidated operating results, financial condition and liquidity.

The occurrence of one or more terrorist attacks in the geographic areas we serve could result in substantially higher claims under our insurance policies than we have anticipated. Private sector catastrophe reinsurance is extremely limited and generally unavailable for terrorism losses caused by attacks with nuclear, biological, chemical or radiological weapons. Reinsurance coverage from the federal government under the Terrorism Risk Insurance Program Reauthorization Act of 2007 is also limited. Accordingly, the effects of a terrorist attack in the geographic areas we serve may result in claims and related losses for which we do not have adequate reinsurance. This would likely cause us to increase our reserves, adversely affect our earnings during the period or periods affected and, if significant enough, could adversely affect our liquidity and financial condition. Further, the continued threat of terrorism and the occurrence of terrorist attacks, as well as heightened security measures and military action in response to these threats and attacks, may cause significant volatility in global financial markets, disruptions to commerce and reduced economic activity. These consequences could have an adverse effect on the value of the assets in our investment portfolio as well as those in our separate accounts. The continued threat of terrorism also could result in increased reinsurance prices and potentially cause us to retain more risk than we otherwise would retain if we were able to obtain reinsurance at lower prices. Terrorist attacks also could disrupt our operations centers in the U.S. or abroad. As a result, it is possible that any, or a combination of all, of these factors may have a material adverse effect on our business, consolidated operating results, financial condition and liquidity.

We may incur losses due to our reinsurers’ unwillingness or inability to meet their obligations under reinsurance contracts and the availability, pricing and adequacy of reinsurance may not be sufficient to protect us against losses.

As an insurer, we frequently seek to reduce the losses that may arise from catastrophes or mortality, or other events that can cause unfavorable results of operations, through reinsurance. Under these reinsurance arrangements, other insurers assume a portion of our losses and related expenses; however, we remain liable as the direct insurer on all risks reinsured. Consequently, ceded reinsurance arrangements do not eliminate our obligation to pay claims, and we are subject to our reinsurers’ credit risk with respect to our ability to recover amounts due from them. Although we evaluate periodically the financial condition of our reinsurers to minimize our exposure to significant losses from reinsurer insolvencies, our reinsurers may become financially unsound or choose to dispute their contractual obligations by the time their financial obligations become due. The inability or unwillingness of any reinsurer to meet its financial obligations to us could have a material adverse effect on our consolidated operating results. In addition, market conditions beyond our control determine the availability and cost of the reinsurance we are able to purchase. Historically, reinsurance pricing has changed significantly from time to time. No assurances can be made that reinsurance will remain continuously available to us to the same extent and on the same terms as are currently available. If we were unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient and at prices that we consider acceptable, we would have to either accept an increase in our net liability exposure, reduce the amount of business we write, or develop other alternatives to reinsurance.

We are particularly vulnerable to losses from the incidence and severity of catastrophes, both natural and man-made, the occurrence of which may have a material adverse effect on our financial condition, consolidated results of operations and liquidity.

Our operations are exposed to risk of loss from catastrophes. For example, natural or man-made disasters or a disease pandemic such as could arise from the avian flu, could significantly increase our mortality and morbidity experience, Policyholders may be unable to meet their obligations to pay premiums on our insurance policies or make deposits on our investment products. Our liquidity could be constrained by a catastrophe, or multiple catastrophes, which could result in extraordinary losses or a further downgrade of our debt or financial strength ratings from their levels as of February 10, 2009. In addition, in part because accounting rules do not permit insurers to reserve for such catastrophic events until they occur, claims from catastrophic events could have a material adverse effect on our financial condition, consolidated results of operations and cash flows.

Competitive activity may adversely affect our market share and financial results, which could have material adverse effect on our business, results of operations and financial condition.

The insurance industry is highly competitive. Our competitors include other insurers and, because many of our products include an investment component, securities firms, investment advisers, mutual funds, banks and other financial institutions. In recent years, there has been substantial consolidation and convergence among companies in the insurance and financial services industries resulting in increased competition from large, well-capitalized insurance and financial services firms that market products and services similar to ours. The current economic environment has only served to further increase competition . Many of these firms also have been able to increase their distribution systems through mergers or contractual arrangements. These competitors compete with us for producers such as brokers and independent agents and for our employees. Larger competitors may have lower operating costs and an ability to absorb greater risk while maintaining their financial strength ratings, thereby allowing them to price their products more competitively. These highly competitive pressures could result in increased pricing pressures on a number of our products and services, particularly as competitors seek to win market share, and may harm our ability to maintain or increase our profitability. In addition, as actual or potential future downgrades occur, and if our competitors have not been similarly downgraded, sales of our products could be significantly reduced. Because of the highly competitive nature of the insurance industry, there can be no assurance that we will continue to effectively compete with our industry rivals, or that competitive pressure will not have a material adverse effect on our business, results of operations and financial condition.

We may experience unfavorable judicial or legislative developments that could have a material advers effect on our results of operations, financial condition and liquidity.

We are involved in legal actions which do not arise in the ordinary course of business, some of which assert claims for substantial amounts. These actions include, among others, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, underpayment of claims or improper underwriting practices in connection with life insurance policies; improper sales practices in connection with the sale of life insurance and other investment products and improper fee arrangement sin connection with mutual funds. We are also involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated results of operations or cash flows in particular quarterly or annual periods.

Potential changes in domestic and foreign regulation may increase our business costs and required capital levels, which could have a material adverse effect on our business, consolidated operating results, financial condition and liquidity.

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

State insurance laws regulate most aspects of our U.S. insurance businesses, and our insurance subsidiaries are regulated by the insurance departments of the states in which they are domiciled, licensed or authorized to conduct business. U.S. state laws grant insurance regulatory authorities broad administrative powers with respect to, among other things:

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

We distribute our products through a variety of distribution channels, including brokers, independent agents, broker-dealers, banks, wholesalers, affinity partners, our own internal sales force and other third-party organizations. In some areas of our business, we generate a significant portion of our business through individual third-party arrangements. We periodically negotiate provisions and renewals of these relationships, and there can be no assurance that such terms will remain acceptable to us or such third parties. An interruption in our continuing relationship with certain of these third parties could materially affect our ability to market our products.

If we are unable to maintain the availability of our systems and safeguard the security of our data due to the occurrence of disasters or other unanticipated events, our ability to conduct business may be compromised, which may have a material adverse effect on our business, consolidated results of operations, financial condition or cash flows.

We use computer systems to store, retrieve, evaluate and utilize customer and company data and information. Our computer, information technology and telecommunications systems, in turn, interface with and rely upon third-party systems. Our business is highly dependent on our ability, and the ability of certain affiliated third parties, to access these systems to perform necessary business functions, including, without limitation, providing insurance quotes, processing premium payments, making changes to existing policies, filing and paying claims, administering variable annuity products and mutual funds, providing customer support and managing our investment portfolios. Systems failures or outages could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business and hurt our relationships with our business partners and customers. In the event of a disaster such as a natural catastrophe, an industrial accident, a blackout, a computer virus, a terrorist attack or war, our systems may be inaccessible to our employees, customers or business partners for an extended period of time. Even if our employees are able to report to work, they may be unable to perform their duties for an extended period of time if our data or systems are disabled or destroyed. Our systems could also be subject to physical and electronic break-ins, and subject to similar disruptions from unauthorized tampering with our systems. This may impede or interrupt our business operations and may have a material adverse effect on our business, consolidated operating results, financial condition or liquidity.

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

Potential changes in federal or state tax laws, including changes impacting the availability of the separate account dividend received deduction, could adversely affect our business, consolidated operating results or financial condition or liquidity.

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

We also may be subject to costly litigation in the event that another party alleges our operations or activities infringe upon another party’s intellectual property rights. Third parties may have, or may eventually be issued, patents that could be infringed by our products, methods, processes or services. Any party that holds such a patent could make a claim of infringement against us. We may also be subject to claims by third parties for breach of copyright, trademark, trade secret or license usage rights. Any such claims and any resulting litigation could result in significant liability for damages. If we were found to have infringed a third-party patent or other intellectual property rights, we could incur substantial liability, and in some circumstances could be enjoined from providing certain products or services to our customers or utilizing and benefiting from certain methods, processes, copyrights, trademarks, trade secrets or licenses, or alternatively could be required to enter into costly licensing arrangements with third parties, all of which could have a material adverse effect on our business, results of operations, and financial condition.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The Company’s principal executive offices are located in Simsbury, Connecticut. The Company’s home office complex consists of approximately 655 thousand square feet, and is leased from a third party by Hartford Fire Insurance Company (“Hartford Fire”), a direct subsidiary of The Hartford. This is an operating lease which expired on December 31, 2008 and was replaced by a capital lease between HLA and Hartford Fire. Expenses currently associated with these offices are allocated on a direct basis to the Company by Hartford Fire. The Company believes its properties and facilities are suitable and adequate for current operations.

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

All of the Company’s outstanding shares are ultimately owned by Hartford Life and Accident Insurance Company, which is ultimately a subsidiary of The Hartford. As of February 10, 2009, the Company had issued and outstanding 1,000 shares of Common Stock, $5,690 par value per share. There is no established public trading market for the Company’s Common Stock.

For a discussion regarding the Company’s payment of dividends, and the restrictions related thereto, see the Capital Resources and Liquidity section of the MD&A under “Dividends”.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in millions, unless otherwise stated)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Hartford Life Insurance Company and its subsidiaries (“Hartford Life Insurance Company”, “Life” or the “Company”) as of December 31, 2008, compared with December 31, 2007, and its results of operations for each of the three years in the period ended December 31, 2008. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes beginning on page F-1. Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

Certain of the statements contained herein are forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company’s control and have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in Part II, Item 1A, Risk Factors. These important risks and uncertainties include, without limitation, uncertainties related to the depth and duration of the current recession and related financial crisis, and the impact of these volatile market conditions on, among other things, our investment portfolio, liabilities from variable annuity products and capital position; the success of our efforts to preserve capital and reduce risk, and the costs and charges associated therewith; our ability to participate in programs under the Emergency Economic Stabilization Act of 2008 and similar initiatives and the terms of such participation; changes in financial and capital markets, including changes in interest rates, credit spreads, equity prices and foreign exchange rates; the inability to effectively mitigate the impact of equity market volatility on the Company’s financial position and results of operations arising from obligations under annuity product guarantees; the amount of statutory capital that the Company has, changes to the statutory reserves and/or risk based capital requirements, and the Company’s ability to hold sufficient statutory capital to maintain financial strength and credit ratings; a downgrade in the Company’s financial strength or credit ratings; the incidence and severity of catastrophes, both natural and man-made; losses due to nonperformance or defaults by others; the potential for differing interpretations of the methodologies, estimations and assumptions that underlie the valuation of the Company’s financial instruments that could result in changes to investment valuations; the subjective determinations that underlie the Company’s evaluation of other-than-temporary impairments on available-for-sale securities; the potential for acceleration of DAC amortization; the potential for an impairment of our goodwill; the possible occurrence of terrorist attacks; the response of reinsurance companies under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect the Company against losses; stronger than anticipated competitive activity; unfavorable judicial or legislative developments; the potential effect of domestic and foreign regulatory developments, including those which could increase the Company’s business costs and required capital levels; the Company’s ability to distribute its products through distribution channels, both current and future; the ability to recover the Company’s systems and information in the event of a disaster or other unanticipated event; potential for difficulties arising from outsourcing relationships; potential changes in federal or state tax laws, including changes impacting the availability of the separate account dividend received deduction; the Company’s ability to protect its intellectual property and defend against claims of infringement; and other factors described in such forward-looking statements.

INDEX

Overview	27	Other	59
Critical Accounting Estimates	27	Investments	60
Consolidated Results of Operations	40	Investment Credit Risk	69
Retail	51	Capital Markets Risk Management	85
Individual Life	53	Capital Resources and Liquidity	95
Retirement Plans	55	Impact of New Accounting Standards	100
Institutional	56

OVERVIEW

The Company is organized into three groups which are comprised of four reporting segments: The Retail Products Group (“Retail”) and Individual Life segments make up the Individual Markets Group. The Retirement Plans segment represents the Employer Market Group and the Institutional Solutions Group (“Institutional”) makes up its own group. The Company provides retail and institutional investment products such as variable and fixed annuities, private placement life insurance (“PPLI”) and retirement plan services, individual life insurance products including variable universal life, universal life, interest sensitive whole life and term life.

The Company includes in an Other category its leveraged PPLI product line of business; corporate items not directly allocated to any of its reportable operating segments; intersegment eliminations, guaranteed minimum income benefit (“GMIB’), guaranteed minimum death benefit (“GMDB”) guaranteed minimum withdrawal benefit (“GMWB”) and guaranteed minimum accumulation benefit (“GMAB”) reinsurance assumed from Hartford Life Insurance KK (“HLIKK”), a related party and subsidiary of Hartford Life, as well as certain group benefit products, including group life and group disability insurance that is directly written by the Company and for which nearly half is ceded to its parent, HLA.

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

The Company’s expenses essentially consist of interest credited to policyholders on general account liabilities, insurance benefits provided, amortization of deferred policy acquisition costs, expenses related to selling and servicing the various products offered by the Company, dividends to policyholders, and other general business expenses.

The Company’s profitability in its variable annuity and to a lesser extent, variable universal life businesses depends largely on the amount of the contract holder account value or assets under management on which it earns fees and the level of fees charged. Changes in account value or assets under management are driven by two main factors: net flows, which measure the success of the Company’s asset gathering and retention efforts, and the market return of the funds, which is heavily influenced by the return realized in the equity markets. Net flows are comprised of new sales and other deposits less surrenders, death benefits, policy charges and annuitizations of investment type contracts, such as variable annuity contracts. The Company uses the average daily value of the S&P 500 Index as an indicator for evaluating market returns of the underlying account portfolios in the United States. Relative profitability of variable products is highly correlated to the growth in account values or assets under management since these products generally earn fee income on a daily basis. An immediate significant downturn in the financial markets could result in a charge against deferred acquisition costs. See the Critical Accounting Estimates section of the MD&A for further information on DAC unlocks.

The profitability of the Company’s fixed annuities and other “spread-based” products depends largely on its ability to earn target spreads between earned investment rates on its general account assets and interest credited to policyholders. In addition, the size and persistency of gross profits from these businesses is an important driver of earnings as it affects the rate of amortization of deferred policy acquisition costs.

The Company’s profitability in its individual life insurance business depends largely on the size of its in-force block, the adequacy of product pricing and underwriting discipline, actual mortality experience, and the efficiency of its claims and expense management.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ, and in the past has differed, from those estimates.

The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: estimated gross profits used in the valuation and amortization of assets and liabilities associated with variable annuity and other universal life-type contracts; living benefits required to be fair valued; valuation of investments and derivative instruments; evaluation of other-than-temporary impairments on available-for-sale securities and contingencies relating to corporate litigation and regulatory matters; and goodwill impairment. In developing these estimates management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements.

Life Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts

Accounting Policy and Assumptions

Deferred Policy Acquisition Costs and Present Value of Future Profits

The deferred policy acquisition costs asset and present value of future profits (“PVFP”) intangible asset (hereafter, referred to collectively as “DAC”) related to investment contracts and universal life-type contracts (including variable annuities) are amortized in the same way, over the estimated life of the contracts acquired using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of estimated gross profits (“EGPs”). EGPs are also used to amortize other assets and liabilities on the Company’s balance sheet, such as sales inducement assets and unearned revenue reserves (“URR”). Components of EGPs are used to determine reserves for guaranteed minimum death, income and universal life secondary guarantee benefits accounted for and collectively referred to as “SOP 03-1 reserves”. At December 31, 2008 and 2007, the carrying value of the Company’s DAC asset was $9.7 billion and $8.4 billion, respectively. At December 31, 2008, the sales inducement, unearned revenue reserves, and SOP 03-1 balances were $515, $1.5 billion and $922, respectively. At December 31, 2007, the sales inducement, unearned revenue reserves and SOP 03-1 reserves were $445, $1.0 billion and $550, respectively.

For most contracts, the Company estimates gross profits over a 20 year horizon as estimated profits emerging subsequent to that time-frame are immaterial. The Company uses other amortization bases for amortizing DAC, such as gross costs (net of reinsurance), as a replacement for EGPs when EGPs are expected to be negative for multiple years of the contract’s life. Actual gross profits, in a given reporting period, that vary from management’s initial estimates result in increases or decreases in the rate of amortization, commonly referred to as a “true-up”, which are recorded in the current period. The true-up recorded for the years ended December 31, 2008, 2007 and 2006 was an increase (decrease) to amortization of $138, $(9) and $45, respectively.

Products sold in a particular year are aggregated into cohorts. Future gross profits for each cohort are projected over the estimated lives of the underlying contracts, and are, to a large extent, a function of future account value projections for variable annuity products and to a lesser extent for variable universal life products. The projection of future account values requires the use of certain assumptions. The assumptions considered to be important in the projection of future account value, and hence the EGPs, include separate account fund performance, which is impacted by separate account fund mix, less fees assessed against the contract holder’s account balance, surrender and lapse rates, interest margin, mortality, and hedging costs. The assumptions are developed as part of an annual process and are dependent upon the Company’s current best estimates of future events. The Company’s current 20 year separate account return assumption is approximately 7.2% (after fund fees, but before mortality and expense charges). The Company estimates gross profits using the mean of EGPs derived from a set of stochastic scenarios that have been calibrated to our estimated separate account return. The following table summarizes the impacts to individual variable annuity EGPs and earnings for DAC amortization caused by changes in separate account returns, mortality and future lapse rate assumptions:

Impact on Earnings
for DAC
Assumption	Impact to EGPs	Amortization

Future separate account return increases	Increase: Expected fee income would increase and expected claims would decrease.	Benefit
Future separate account return decreases	Decrease: Expected fee income would decrease and expected claims would increase.	Charge
Future mortality increases	Decrease: Expected fee income would decrease because the time period in which fees would be collected would be reduced and claims would increase.	Charge
Future mortality decreases	Increase: Expected fee income would increase because the time period in which fees would be collected would increase and claims would decrease.	Benefit
Future lapse rate increases	Decrease: Expected fee income would decrease because the time period in which fees would be collected would be reduced and claims would decrease.	Charge
Future lapse rate decreases	Increase: Expected fee income would increase because the time period in which fees would be collected would increase and claims would increase.	Benefit

In addition to changes to the assumptions described above, changes to other policyholder behaviors such as resets, partial surrenders, reaction to price increases, and asset allocations could cause EGPs to fluctuate.

Estimating future gross profits is a complex process requiring considerable judgment and the forecasting of events well into the future. Given the current volatility in the capital markets and the evaluation of other factors, the Company will continually evaluate its separate account return estimation process and may change that process from time to time.

The Company plans to complete a comprehensive assumptions study and refine its estimate of future gross profits during the third quarter of each year. Upon completion of an assumption study, the Company revises its assumptions to reflect its current best estimate, thereby changing its estimate of projected account values and the related EGPs in the DAC, sales inducement and unearned revenue reserve amortization models as well as SOP 03-1 reserving models. The DAC asset, as well as the sales inducement asset, unearned revenue reserves and SOP 03-1 reserves are adjusted with an offsetting benefit or charge to income to reflect such changes in the period of the revision, a process known as an “Unlock”. An Unlock that results in an after-tax benefit generally occurs as a result of actual experience or future expectations of product profitability being favorable compared to previous estimates. An Unlock that results in an after-tax charge generally occurs as a result of actual experience or future expectations of product profitability being unfavorable compared to previous estimates.

In addition to when a comprehensive assumption study is completed, revisions to best estimate assumptions used to estimate future gross profits are necessary when the EGPs in the Company’s models fall outside of an independently determined reasonable range of EGPs. The Company performs a quantitative process each quarter to determine the reasonable range of EGPs. This process involves the use of internally developed models, which run a large number of stochastically determined scenarios of separate account fund performance. Incorporated in each scenario are assumptions with respect to lapse rates, mortality and expenses, based on the Company’s most recent assumption study. These scenarios are run for the Company’s individual variable annuity businesses, the Company’s Retirement Plans businesses, and for the Company’s individual variable universal life business and are used to calculate statistically significant ranges of reasonable EGPs. The statistical ranges produced from the stochastic scenarios are compared to the present value of EGPs used in the Company’s models. If EGPs used in the Company’s models fall outside of the statistical ranges of reasonable EGPs, an “Unlock” would be necessary. If EGPs used in the Company’s models fall inside of the statistical ranges of reasonable EGPs, the Company will not solely rely on the results of the quantitative analysis to determine the necessity of an Unlock. In addition, the Company considers, on a quarterly basis, other qualitative factors such as product, regulatory and policyholder behavior trends and may also revise EGPs if those trends are expected to be significant and were not or could not be included in the statistically significant ranges of reasonable EGPs. As of December 31, 2008, the EGPs used in the Company’s models fell within the statistical ranges of reasonable EGPs. As a result of this statistical test and review of qualitative factors, the Company did not “Unlock” the EGPs used in the Company’s models during the fourth quarter of 2008.

Unlock and Results

As described above, as of September 30 2008, the Company completed a comprehensive study of assumptions underlying EGPs, resulting in an Unlock. The study covered all assumptions, including mortality, lapses, expenses, interest rate spreads, hedging costs, and separate account values, in substantially all product lines. The new best estimate assumptions were applied to the current policy related in-force or account returns to project future gross profits. The after-tax impact on the Company’s assets and liabilities as a result of the Unlock during the third quarter of 2008 was as follows:

			Death and
		Unearned	Income	Sales
Segment	DAC and	Revenue	Benefit	Inducement
After-tax (Charge) Benefit	PVFP	Reserves	Reserves(1)	Assets	Total(2)

Retail	$(647)	$18	$(75)	$(27)	$(731)
Individual Life	(29)	(12)	(3)	—	(44)
Retirement Plans	(49)	—	—	—	(49)

Total	$(725)	$6	$(78)	$(27)	$(824)

(1)	As a result of the Unlock, death benefit reserves, in Retail, increased $389, pre-tax, offset by an increase of $273, pre-tax, in reinsurance recoverables.

(2)	The following were the most significant contributors to the Unlock amounts recorded during the third quarter of 2008:

•	Actual separate account returns from the period ending July 31, 2007 to September 30, 2008 were significantly below our aggregated estimated return

•	The Company reduced its 20 year projected separate account return assumption from 7.8% to 7.2% in the U.S.

•	In Retirement Plans, the Company reduced its estimate of future fees as plans meet contractual size limits (“breakpoints”) causing a lower fee schedule to apply and the Company increased its assumption for future deposits by existing plan participants.

The after-tax impact on the Company’s assets and liabilities as a result of the Unlock during the third quarter of 2007 was as follows:

			Death and
		Unearned	Income	Sales
Segment	DAC and	Revenue	Benefit	Inducement
After-tax (Charge) Benefit	PVFP	Reserves	Reserves(1)	Assets	Total(2)

Retail	$181	$(5)	$(4)	$9	$181
Individual Life	24	(8)	—	—	16
Retirement Plans	(9)	—	—	—	(9)
Institutional	1	—	—	—	1

Total	$197	$(13)	$(4)	$9	$189

(1)	As a result of the Unlock, death benefit reserves, in Retail, decreased $4, pre-tax, offset by a decrease of $10, pre-tax, in reinsurance recoverables.

(2)	The following were the most significant contributors to the Unlock amounts recorded during the third quarter of 2007:

•	Actual separate account returns were above our aggregated estimated return.

•	During the third quarter of 2007, the Company estimated gross profits using the mean of EGPs derived from a set of stochastic scenarios that have been calibrated to our estimated separate account return as compared to prior year where we used a single deterministic estimation. The impact of this change in estimation was a benefit of $20, after-tax, for U.S. variable annuities.

•	As part of its continual enhancement to its assumption setting processes and in connection with its assumption study, the Company included dynamic lapse behavior assumptions. Dynamic lapses reflect that lapse behavior will be different depending upon market movements. The impact of this assumption change along with other base lapse rate changes was an approximate benefit of $40, after-tax, for U.S. variable annuities.

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

Variable Annuities

Effect on EGP-related
(Increasing separate account returns and decreasing lapse rates generally result in benefits.	Balances if Unlocked
Decreasing separate account returns and increasing lapse rates generally result in charges.)	(after-tax)(1)

If actual separate account returns were 1% above or below our aggregated estimated return	$20 - $40(3)
If actual lapse rates were 1% above or below our estimated aggregate lapse rate	$10 - $25(2)
If we changed our future separate account return rate by 1% from our aggregated estimated future return	$90 - $120
If we changed our future lapse rate by 1% from our estimated aggregate future lapse rate	$50 - $80(2)

(1)	These sensitivities are reflective of the results of our 2008 assumption studies. The Company’s EGP models assume that separate account returns are earned linearly and that lapses occur linearly (except for certain dynamic lapse features) throughout the year. Similarly, the sensitivities assume that differential separate account and lapse rates are linear and parallel and persist for one year from September 30, 2008, the date of our third quarter 2008 Unlock, and reflect all current in-force and account value data, including the corresponding market levels, allocation of funds, policyholder behavior and actuarial assumptions. These sensitivities are not perfectly linear nor perfectly symmetrical for increases and decreases. As such, extrapolating results over a wide range will decrease the accuracy of the sensitivities’ predictive ability. Sensitivity results are, in part, based on the current “in-the-moneyness” of various guarantees offered with the products. Future market conditions could significantly change the sensitivity results.

(2)	Sensitivity around lapses assumes lapses increase or decrease consistently across all cohort years and products.

(3)	The overall actual return generated by the variable annuity separate accounts is dependent on several factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds as well as equity sector weightings and as a result of the large proportion of separate account assets invested in equity markets, the Company’s overall separate account fund performance has been reasonably correlated to the overall performance of the S&P 500, although no assurance can be provided that this correlation will continue in the future. Since September 30, 2008, the date of the last unlock, the actual return on U.S. variable annuity assets has been 21% below our estimated aggregate return. The Company estimates the actual return would need to drop by an additional 6% before EGPs in the Company’s models fall outside of the statistical ranges of reasonable EGPs.

An “Unlock” only revises EGPs to reflect current best estimate assumptions. With or without an Unlock, and even after an Unlock occurs, the Company must also test the aggregate recoverability of the DAC and sales inducement assets by comparing the existing DAC balance to the present value of future EGPs. In addition, the Company routinely stress tests its DAC and sales inducement assets for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced a significant sell-off, as the majority of policyholders’ funds in the separate accounts is invested in the equity market. As of December 31, 2008, the Company believed individual variable annuity EGPs could fall, through a combination of negative market returns, lapses and mortality, by at least 6% before portions of its DAC and sales inducement assets would be unrecoverable. The extent of the charge against earnings upon the DAC and sales inducement assets becoming unrecoverable is dependent upon how much further beyond the thresholds listed above variable annuity EGPs decline. The Company estimates that for every 1% decline in variable annuity EGPs beyond the thresholds listed above, the DAC and sales inducements write-off would be $65, after-tax, for U.S. variable annuity. If, at the end of any quarter, the EGPs in the Company’s models fall outside of the statistical ranges of reasonable EGPs and the Company has exceeded the threshold for recoverability, the Company will first “Unlock” the future EGPs to reflect the Company’s revised best estimates and second will re-test for recoverability.

Living Benefits Required to be Fair Valued

The Company offers certain variable annuity products with a GMWB rider. The Company has also assumed, through reinsurance, from HLIKK, GMWB, GMIB, and GMAB. The fair value of the GMWB, GMIB and GMAB is a liability of $6.6 billion, $2.6 billion, and $1 million as of December 31, 2008, respectively.

Fair values for GMWB, GMIB and GMAB contracts are calculated based upon internally developed models because active, observable markets do not exist for those items. Below is a description of the Company’s fair value methodologies for guaranteed benefit liabilities, the related reinsurance and customized derivatives, all accounted for under SFAS 133, prior to the adoption of SFAS 157 and subsequent to adoption of SFAS 157.

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

Fair Value Under SFAS 157

The Company’s SFAS 157 fair value is calculated as an aggregation of the following components: Pre-SFAS 157 Fair Value; Actively-Managed Volatility Adjustment; Credit Standing Adjustment; Market Illiquidity Premium; and Behavior Risk Margin. The resulting aggregation is reconciled or calibrated, if necessary, to market information that is, or may be, available to the Company, but may not be observable by other market participants, including reinsurance discussions and transactions. The Company believes the aggregation of each of these components, as necessary and as reconciled or calibrated to the market information available to the Company, results in an amount that the Company would be required to transfer, for a liability or receive for an asset, to market participants in an active liquid market, if one existed, for those market participants to assume the risks associated with the guaranteed minimum benefits and the related reinsurance and customized derivatives required to be fair valued. The SFAS 157 fair value is likely to materially diverge from the ultimate settlement of the liability as the Company believes settlement will be based on our best estimate assumptions rather than those best estimate assumptions plus risk margins. In the absence of any transfer of the guaranteed benefit liability to a third party, the release of risk margins is likely to be reflected as realized gains in future periods’ net income. Each of the components described below are unobservable in the marketplace and require subjectivity by the Company in determining their value.

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

In valuing the embedded derivative, the Company attributes to the derivative a portion of fees collected from the contract holder equal to the present value of future claims (the “Attributed Fees”). Attributed Fees in dollars are determined at the inception of each quarterly cohort by setting the dollars equal to the present value of expected claims. The Attributed Fees, in basis points, are determined by dividing the Attributed Fees in dollars by the present value of account value. The Attributed Fees in basis points are locked-in for each quarterly cohort. Recent capital markets conditions, in particular high equity index volatility and low interest rates have increased the Attributed Fees for recent cohorts to a level above our rider fees.

Capital market assumptions can significantly change the value of embedded derivative living benefit guarantees, as well as those that are reinsured by the Company. For example, independent future decreases in equity market returns, future decreases in interest rates and future increases in equity index volatility will all have the effect of increasing the value of the embedded derivative liability and the value of the reinsurance liability as of December 31, 2008 resulting in a realized loss in net income. Furthermore, changes in policyholder behavior can also significantly change the value of the GMWB embedded derivative liability, as well as the GMIB reinsurance liability. For example, independent future increases in fund mix towards equity based funds vs. bond funds, future increases in withdrawals, future decreasing mortality, future increasing usage of the step-up feature, as applicable, and decreases in lapses will all have the effect of increasing the value of the GMWB embedded derivative liability, and decreasing the value of the GMIB reinsurance liability, as applicable, as of December 31, 2008 resulting in a realized loss in net income. Independent changes in any one of these assumptions moving in the opposite direction will have the effect of decreasing the value of the embedded derivative liability and the reinsurance liability as of December 31, 2008 resulting in a realized gain in net income. As markets change, mature and evolve and actual policyholder behavior emerges, management continually evaluates the appropriateness of its assumptions. In addition, management regularly evaluates the valuation model, incorporating emerging valuation techniques where appropriate, including drawing on the expertise of market participants and valuation experts.

Valuation of Investments and Derivative Instruments

The Company’s investments in fixed maturities include bonds, redeemable preferred stock and commercial paper. These investments, along with certain equity securities, which include common and non-redeemable preferred stocks, are classified as “available-for-sale” and are carried at fair value. The after-tax difference from cost or amortized cost is reflected in stockholders’ equity as a component of Accumulated Other Comprehensive Income (“AOCI”), after adjustments for the effect of deducting the life and pension policyholders’ share of the immediate participation guaranteed contracts and certain life and annuity deferred policy acquisition costs and reserve adjustments. Policy loans are carried at outstanding balance. Mortgage loans on real estate are recorded at the outstanding principal balance adjusted for amortization of premiums or discounts and net of valuation allowances, if any. Short-term investments are carried at amortized cost, which approximates fair value. Limited partnerships and other alternative investments are reported at their carrying value with the change in carrying value accounted for under the equity method and accordingly the Company’s share of earnings are included in net investment income. Recognition of limited partnerships and other alternative investment income is delayed due to the availability of the related financial statements, as private equity and other funds are generally on a three-month delay and hedge funds are on a one-month delay. Accordingly, income at December 31, 2008 may not include the full impact of current year changes in valuation of the underlying assets and liabilities. Other investments primarily consist of derivatives instruments which are carried at fair value.

Valuation of Fixed Maturity Short-Term and equity securities, available-for-sale

The fair value for fixed maturity, short-term and equity securities, available-for-sale, is determined by management after considering one of three primary sources of information: third party pricing services, independent broker quotations or pricing matrices. Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from third party pricing services, the remaining unpriced securities are submitted to independent brokers for prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these three pricing methods include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows and prepayments speeds. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third party pricing services will normally derive the security prices through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Included in the pricing of asset-backed securities (“ABS”), collateralized mortgage obligations (“CMOs”), and mortgage-backed securities (“MBS”) are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates.

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

The Company performs a monthly analysis on the prices and credit spreads received from third parties to ensure that the prices represent a reasonable estimate of the fair value. This process involves quantitative and qualitative analysis and is overseen by investment and accounting professionals. Examples of procedures performed include, but are not limited to, initial and on-going review of third party pricing services methodologies, review of pricing statistics and trends, back testing recent trades and monitoring of trading volumes. In addition, the Company ensures whether prices received from independent brokers represent a reasonable estimate of fair value through the use of internal and external cash flow models developed based on spreads, and when available, market indices. As a result of this analysis, if the Company determines that there is a more appropriate fair value based upon the available market data, the price received from the third party is adjusted accordingly. At December 31, 2008, the Company made fair value determinations which lowered prices received from third party pricing services and brokers by a total of $92. The securities adjusted had an amortized cost and fair value after the adjustment of $472 and $165, respectively, and were primarily commercial mortgage-backed securities (“CMBS”).

In accordance with SFAS 157, the Company has analyzed the third party pricing services valuation methodologies and related inputs, and has also evaluated the various types of securities in its investment portfolio to determine an appropriate SFAS 157 fair value hierarchy level based upon trading activity and the observability of market inputs. The SFAS 157 fair value hierarchy prioritizes the inputs in the valuation techniques used to measure fair value into three broad levels (Level 1 — quoted prices in active markets for identical assets, Level 2 — significant observable inputs, or Level 3 — significant unobservable inputs). For further discussion of SFAS 157, see Note 4 in the Notes to the Consolidated Financial Statements. Based on this, each price was classified into Level 1, 2, or 3. Most prices provided by third party pricing services are classified into Level 2 because the inputs used in pricing the securities are market observable.

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

The following table presents the fair value of fixed maturity, short-term and equity securities, available-for-sale, by pricing source and SFAS 157 hierarchy level as of December 31, 2008.

	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total

Priced via third party pricing services	$3,646	$27,435	$2,263	$33,344
Priced via independent broker quotations	—	—	3,060	3,060
Priced via matrices	—	107	3,084	3,191
Priced via other methods(1)	—	—	394	394
Short-term investments(2)	3,905	1,657	—	5,562

Total	$7,551	$29,199	$8,801	$45,551

% of Total	16.6%	64.1%	19.3%	100.0%

(1)	Represents securities for which adjustments were made to reduce prices received from third parties and certain private equity investments that are carried at the Company’s determination of fair value from inception.

(2)	Short-term investments are primarily valued at amortized cost, which approximates fair value.

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between knowledgeable, unrelated willing parties using inputs, including assumptions and estimates, a market participant would utilize. As the estimated fair value of a financial instrument utilizes assumptions and estimates, the amount that may be realized may differ significantly.

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

The following table presents the fair value of the significant asset sectors within the SFAS 157 Level 3 securities classification as of December 31, 2008.

		% of Total
	Fair Value	Fair Value

ABS
Below prime	$1,405	16.0%
Collateralized loan obligations (“CLOs”)	1,570	17.8%
Other	443	5.0%
Corporate
Matrix priced private placements	3,038	34.5%
Other	1,383	15.7%
CMBS	659	7.5%
Preferred stock	48	0.6%
Other	255	2.9%

Total Level 3 securities	$8,801	100.0%

•	ABS below prime primarily represents sub-prime and Alt-A securities which are classified as Level 3 due to the lack of liquidity in the market.

•	ABS CLOs represent senior secured bank loan CLOs which are primarily priced by independent brokers.

•	ABS other primarily represents broker priced securities.

•	Corporate matrix priced represents private placement securities that are thinly traded and priced using a pricing matrix which includes significant non-observable inputs.

•	Corporate other primarily represents broker priced public securities and private placement securities qualified for sale under rule 144A, and long-dated fixed maturities where the term of significant inputs may not be sufficient to be deemed observable.

•	CMBS primarily represents CMBS bonds and commercial real estate collateralized debt obligations (“CRE CDOs”) which were either fair valued by the Company or by independent brokers due to the illiquidity of this sector.

•	Preferred stock primarily represents lower quality preferred securities that are less liquid due to market conditions.

Valuation of Derivative Instruments, excluding embedded derivatives within liability contracts and reinsurance derivatives

Derivative instruments are reported on the consolidated balance sheets at fair value and are reported in Other Investments and Other Liabilities. Derivative instruments are fair valued using pricing valuation models, which utilize market data inputs or independent broker quotations. As of December 31, 2008 and 2007, 95% and 89% of derivatives, respectively, based upon notional values, were priced by valuation models, which utilize independent market data. The remaining derivatives were priced by broker quotations. The derivatives are valued using mid-market level inputs, with the exception of the customized swap contracts that hedge GMWB liabilities, that are predominantly observable in the market. Inputs used to value derivatives include, but are not limited to, interest swap rates, foreign currency forward and spot rates, credit spreads and correlations, interest and equity volatility and equity index levels. The Company performs a monthly analysis on derivative valuations which includes both quantitative and qualitative analysis. Examples of procedures performed include, but are not limited to, review of pricing statistics and trends, back testing recent trades, analyzing the impacts of changes in the market environment, and review of changes in market value for each derivative including those derivatives priced by brokers.

The following table presents the notional value and net fair value of derivatives instruments by SFAS 157 hierarchy level as of December 31, 2008.

	Notional Value	Fair Value

Quoted prices in active markets for identical assets (Level 1)	$4,480	$—
Significant observable inputs (Level 2)	19,050	788
Significant unobservable inputs (Level 3)	21,108	2,540

Total	$44,638	$3,328

The following table presents the notional value and net fair value of the derivative instruments within the SFAS 157 Level 3 securities classification as of December 31, 2008.

	Notional Value	Fair Value

Credit derivatives	$2,219	$(270)
Interest derivatives	3,130	49
Equity derivatives	15,729	2,761
Other	30	—

Total Level 3	$21,108	$2,540

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

Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities

One of the significant estimates related to available-for-sale securities is the evaluation of investments for other-than-temporary impairments. If a decline in the fair value of an available-for-sale security is judged to be other-than-temporary, a charge is recorded in net realized capital losses equal to the difference between the fair value and cost or amortized cost basis of the security. In addition, for securities expected to be sold, an other-than-temporary impairment charge is recognized if the Company does not expect the fair value of a security to recover to cost or amortized cost prior to the expected date of sale. The fair value of the other-than-temporarily impaired investment becomes its new cost basis. For fixed maturities, the Company accretes the new cost basis to par or to the estimated future cash flows over the expected remaining life of the security by adjusting the security’s yield.

The evaluation of securities for impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or future prospects, the effects of changes in interest rates or credit spreads and the expected recovery period. The Company has a security monitoring process overseen by a committee of investment and accounting professionals (“the committee”) that identifies securities that, due to certain characteristics, as described below, are subjected to an enhanced analysis on a quarterly basis. Based on this evaluation, during 2008, the Company concluded $1.9 billion of unrealized losses were other-than-temporarily impaired and as of December 31, 2008, the Company’s unrealized losses on available-for-sale securities of $9.8 billion were temporarily impaired.

Securities not subject to Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continued to Be Held by a

Transferor in Securitized Financial Assets” (“non-EITF Issue No. 99-20 securities”) that are in an unrealized loss position, are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. The primary factors considered in evaluating whether a decline in value for non-EITF Issue No. 99-20 securities is other-than-temporary include: (a) the length of time and extent to which the fair value has been less than cost or amortized cost of the security, (b) the financial condition, credit rating and future prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments and (d) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery.

Through September 30, 2008, for securitized financial assets with contractual cash flows, including those subject to EITF Issue No. 99-20, the Company periodically updated its best estimate of cash flows over the life of the security. The Company’s best estimate of cash flows used severe economic recession assumptions due to market uncertainty, similar to those the Company believed market participants would use. If the fair value of a securitized financial asset was less than its cost or amortized cost and there has been an adverse change in timing or amount of anticipated future cash flows since the last revised estimate, an other-than-temporary impairment charge was recognized. The Company also considered its intent and ability to retain a temporarily depressed security until recovery. Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third party sources along with certain internal assumptions and judgments regarding the future performance of the underlying collateral. In addition, projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral. Beginning in the fourth quarter of 2008, the Company implemented FSP No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (see Note 1 in the Notes to the Consolidated Financial Statements). Upon implementation, the Company continued to utilize the impairment process described above, however, rather than exclusively relying upon market participant assumptions, management judgment was also used in assessing the probability that an adverse change in future cash flows has occurred.

Each quarter, during this analysis, the Company asserts its intent and ability to retain until recovery those securities judged to be temporarily impaired. Once identified, these securities are systematically restricted from trading unless approved by the committee. The committee will only authorize the sale of these securities based on predefined criteria that relate to events that could not have been reasonably foreseen. Examples of the criteria include, but are not limited to, the deterioration in the issuer’s creditworthiness, a change in regulatory requirements or a major business combination or major disposition.

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

Goodwill Impairment

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill balances be reviewed for impairment at least annually or more frequently if events occur or circumstances change that would indicate that a triggering event, as defined in SFAS 142, has occurred. A reporting unit is defined as a operating segment or one level below a operating segment. The Company’s reporting unit, for which goodwill has been allocated, is equivalent to the Company’s operating segment as there is no discrete financial information available for the separate components of the segment and all of the components of the segment have similar economic characteristics. The variable life, universal life and term life components of Individual Life have been aggregated into one reporting unit.

As of December 31, 2008, the Company had $102 of goodwill allocated to the Individual Life reporting unit.

The goodwill impairment test follows a two step process as defined in SFAS 142. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. This allocation is similar to a purchase price allocation performed in purchase accounting. If the carrying amount of the reporting unit goodwill exceeds the implied goodwill value, an impairment loss shall be recognized in an amount equal to that excess.

Management’s determination of the fair value of each reporting unit incorporates multiple inputs including discounted cash flow calculations, peer company price to earnings multiples, the level of The Hartford’s share price and assumptions that market participants would make in valuing the reporting unit. Other assumptions include levels of economic capital, future business growth, earnings projections, assets under management and the weighted average cost of capital used for purposes of discounting. Decreases in the amount of economic capital allocated to a reporting unit, decreases in business growth, decreases in earnings projections and increases in the weighted average cost of capital will all cause the reporting unit’s fair value to decrease.

The Company completed its annual goodwill assessment for the individual reporting units of the Company as of January 1, 2008. The conclusion reached as a result of the annual goodwill impairment testing was that the fair value of each reporting unit, for which goodwill had been allocated, was in excess of the respective reporting unit’s carrying value (the first step of the goodwill impairment test).

However, as noted above, goodwill is reassessed at an interim date if certain circumstances occur which would cause the entity to conclude that it was more likely than not that the carrying value of one or more of its reporting units would be in excess of the respective reporting unit’s fair value. As a result of the sharp decline in the equity markets during the fourth quarter of 2008 and a comparable sharp decline in The Hartford’s share price below book value per share, the Company concluded, in connection with the preparation of its year end financial statements, that the conditions had been met to warrant an interim goodwill impairment test.

The Company believes one of the significant drivers in the decline of The Hartford’s traded per share price is the risks associated with the death and living benefit guarantees offered with the products sold by the Individual Annuity reporting unit and the related GAAP and statutory requirements.

As a result of the testing performed during the fourth quarter of 2008, which included the effects of decreasing sales outlooks and declining equity markets on future earnings, the fair value for the Individual Life reporting unit continued to be in excess of Individual Life’s carrying value. Individual Annuity’s fair value was below its carrying value.. For the Individual Annuity reporting unit, the Company concluded that the fair value of the reporting unit had declined significantly, as evidenced by the decline in The Hartford’s share price, due to the significant risks associated with the product suite discussed above. As a result of the step 2 analysis, the allocation of the fair value of the Individual Annuity reporting unit to its respective assets and liabilities as of December 31, 2008 indicated an implied level of goodwill of $0. Therefore, the Company recorded an impairment charge of $84 of goodwill in the Individual Annuity reporting unit.

If current market conditions persist during 2009, in particular, if The Hartford’s share price remains below book value per share, or if the Company’s actions to limit risk associated with its products or investments causes a significant change in Individual Life’s fair value, the Company may need to reassess goodwill impairment at the end of each quarter as part of an annual or interim impairment test. Subsequent reviews of goodwill could result in additional impairment of goodwill during 2009.

CONSOLIDATED RESULTS OF OPERATIONS

Operating Summary

	2008	2007	2006

Fee income and other	3,114	$3,509	$3,113
Earned premiums	984	983	547
Net investment income	2,617	3,048	2,728
Net realized capital losses(1)	(5,651)	(934)	(299)

Total revenues(1)	1,064	6,606	6,089
Benefits, losses and loss adjustment expenses	4,044	3,980	3,205
Insurance operating costs and other expenses	1,133	1,203	875
Amortization of deferred policy acquisition costs	1,525	515	1,175

Goodwill impairment	84	—	—

Total benefits, claims and expenses	6,786	5,698	5,255

Income (loss) before income taxes	(5,722)	908	834
Income tax expense (benefit)	(2,197)	168	103

Net income (loss)(2)	$(3,525)	$740	$731

(1)	The transition impact related to the SFAS 157 adoption was a reduction in revenues of $788, for the year ended December 31, 2008. For further discussion of the SFAS 157 transition impact, please refer to Note 3 in the Notes to the Condensed Consolidated Financial Statements.

(2)	The transition impact related to the SFAS 157 adoption was a reduction in net income of $311, for the year ended December 31, 2008. For further discussion of the SFAS 157 transition impact, please refer to Note 3 in the Notes to the Condensed Consolidated Financial Statements.

Year ended December 31, 2008 compared to the year ended December 31, 2007

The decrease in Life’s net income was due to the following:

•	Realized losses increased as compared to the comparable prior year period primarily due to net losses from impairments on investment securities as well as increased credit related losses and increased losses on GMWB/GMIB/GMAB reinsurance and the adoption of SFAS 157. For further discussion, please refer to the Realized Capital Gains and Losses by Segment table under the Operating Section of the MD&A.

•	Life recorded a DAC Unlock charge of $824, after-tax, during the third quarter of 2008 as compared to a DAC Unlock benefit of $189, after tax, during the third quarter of 2007. See Critical Accounting Estimates with Managements Discussion and Analysis for a further discussion on the DAC Unlock.

•	Declines in assets under management in Retail, primarily driven by market depreciation of $37.8 billion for Individual Annuity during 2008, drove declines in fee income compared to 2007.

•	Net investment income on securities, available-for-sale, and other declined primarily due to declines in limited partnership and other alternative investment income and a decrease in investment yield for fixed maturities.

Year ended December 31, 2007 compared to the year ended December 31, 2006

The increase in net income was due to the following:

•	The DAC unlock benefit recorded in the third quarter of 2007.

•	Increased income on asset growth in the variable annuity, retirement and institutional businesses.

•	Increased net investment income primarily due to strong limited partnership and other alternative investment income.

Partially offsetting the increase in net income were the following:

•	Increased non-deferrable individual annuity asset based commissions.

•	Unfavorable mortality in Individual Life.

•	Benefits, losses and loss adjustment expenses increased for the year ended December 31, 2007, as a result of the Company recording a reserve of $55, after tax, during the second quarter of 2007 for regulatory matters.

•	During the first quarter of 2006, the Company achieved favorable settlements in several cases brought against the Company by policyholders regarding their purchase of broad-based leveraged corporate owned life insurance (“leveraged COLI”) policies in the early to mid-1990s and therefore, released a reserve for these matters of $34, after-tax.

•	Realized capital losses increased for the year ended December 31, 2007 as compared to the comparable prior year periods primarily due to net losses on GMWB derivatives and impairments.

Net Realized Capital Gains and Losses

See “Investment Results” in the Investments section and the “Realized Capital Gains and Losses by Segment” table within this MD&A.

Income Taxes

The effective tax rate for 2008, 2007 and 2006 was 38%, 19% and 12%, respectively. The principal cause of the difference between the effective tax rate and the U.S. Statutory rate of 35% for 2008, 2007 and 2006 was the separate account dividends received deduction (“DRD”). This caused an increase in the tax benefit on the 2008 pretax loss and a decrease in the tax expense on the 2007 and 2006 pretax income. Income taxes paid/(refunded) in 2008, 2007 and 2006 were $(245), $125 and $(163) respectively. For additional information, see Note 11 of Notes to Consolidated Financial Statements.

The separate account dividends-received deduction (“DRD”) is estimated for the current year using information from the prior year-end, adjusted for current year equity market performance and other appropriate factors, including estimated levels of corporate dividend payments. The estimated DRD was updated in the third quarter for the provision-to-filed-return adjustments, and in the fourth quarter based on current year ultimate mutual fund distributions and fee income from the Company’s variable insurance products. The actual current year DRD varied from earlier estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distributions from these mutual funds, amounts of short-term capital gains and asset values at the mutual fund level and the Company’s taxable income before the DRD. Given recent financial markets’ volatility, the Company intends to review its DRD computations on a quarterly basis, beginning 2009. The Company recorded benefits of $176, $155 and $174 related to the separate account DRD in the years ended December 31, 2008, December 31, 2007 and December 31, 2006, respectively. The 2008 benefit included a benefit of $9 related to a true-up of the prior year tax return, the 2007 benefit included a charge of $1 related to a true-up of the prior year tax return, and the 2006 benefit included a benefit of $6 related to true-ups of the prior years’ tax returns.

In Revenue Ruling 2007-61, issued on September 25, 2007, the IRS announced its intention to issue regulations with respect to certain computational aspects of the DRD on separate account assets held in connection with variable annuity contracts. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54, issued in August 2007 that purported to change accepted industry and IRS interpretations of the statutes governing these computational questions. Any regulations that the IRS may ultimately propose for issuance in this area will be subject to public notice and comment, at which time insurance companies and other members of the public will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are unknown, but they could result in the elimination of some or all of the separate account DRD tax benefit that the Company receives. Management believes that it is highly likely that any such regulations would apply prospectively only.

The Company receives a foreign tax credit (“FTC”) against its U.S. tax liability for foreign taxes paid by the Company including payments from its separate account assets. The separate account FTC is estimated for the current year using information from the most recent filed return, adjusted for the change in the allocation of separate account investments to the international equity markets during the current year. The actual current year FTC can vary from the estimates due to actual FTCs passed through by the mutual funds. The Company recorded benefits of $16, $11 and $17 related to separate account FTC in the years ended December 31, 2008, December 31, 2007 and December 31, 2006 respectively. These amounts included benefits related to true-ups of prior years’ tax returns of $4, $0 and $7 in 2008, 2007 and 2006, respectively.

Outlook

Retail

In the long-term, management continues to believe the market for retirement products will expand as individuals increasingly save and plan for retirement. Demographic trends suggest that as the “baby boom” generation matures, a significant portion of the United States population will allocate a greater percentage of their disposable incomes to saving for their retirement years due to uncertainty surrounding the Social Security system and increases in average life expectancy.

Near-term, the industry and the Company are experiencing lower variable annuity sales as a result of recent market turbulence and uncertainty in the U.S. financial system. Current market pressures are also increasing the expected claim costs, the cost and volatility of hedging programs, and the level of capital needed to support living benefit guarantees. Some companies have already begun to increase the price of their guaranteed living benefits and change the level of guarantees offered. There is no assurance as to how long this de-risking activity will continue and whether the changes will become more significant. In 2009, the Company intends to increase pricing levels and de-risk its variable annuity product features in order to address the risks and costs associated with variable annuity benefit features in the current economic environment and explore other risk limiting techniques such as increased hedging or other reinsurance structures. Competitor reaction, including the extent of competitor de-risking strategies, is difficult to predict and may result in a decline in Retail’s market share.

Significant declines in equity markets and increased equity market volatility are also likely to continue to impact the cost and effectiveness of our GMWB hedging program. Continued equity market volatility could result in material losses in our hedging program. For more information on the GMWB hedging program, see the Equity Risk Management section within Capital Markets Risk Management.

During periods of volatile equity markets, policyholders may allocate more of their variable account assets to the fixed account options and fixed annuities may see increased sales. In the fourth quarter of 2008, the Company has seen an increase in fixed annuity deposits compared to prior quarters. Management expects this trend to continue throughout 2009 until the equity markets begin to stabilize and improve.

The decline in assets under management as a result of continued declines in the equity markets throughout 2008 have decreased the extent of the scale of efficiencies that Retail has benefited from in recent years. The significant reduction in assets under management has resulted in revenues declining faster than expenses causing lower earnings during the fourth quarter of 2008 and management expects this strain to continue in 2009. Management will continue to actively evaluate its expense structure to ensure the business is controlling costs while maintaining its level of service to our customers.

Individual Life

Sales and account values for variable universal life products have been under pressure due to continued equity market volatility and declines. For the year ended December 31, 2008, variable universal life sales and account values decreased 30% and 34%, respectively, compared to prior year. Continued volatility and declines in the equity markets may reduce the attractiveness of variable universal life products and put additional strain on future earnings as variable life fees earned by the Company are driven by the level of assets under management. The variable universal life mix was 41% of total life insurance in-force for the year ended December 31, 2008.

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

Effective November 1, 2007, Individual Life reinsured the policy liability related to statutory reserves in universal life with secondary guarantees to a captive reinsurance subsidiary. These reserves are calculated under prevailing statutory reserving requirements as promulgated under Actuarial Guideline 38, “The Application of the Valuation of Life Insurance Policies Model Regulation”. An unaffiliated standby third party letter of credit supports a portion of the statutory reserves that have been ceded to this subsidiary. As of December 31, 2008, the transaction provided approximately $429 of statutory capital relief associated with the Company’s universal life products with secondary guarantees. The Company expects this transaction to accommodate future statutory capital needs for in-force business and new business written through approximately December 31, 2009. The use of the letter of credit will result in a decline in net investment income and increased expenses in future periods for Individual Life. As its business evolves in this product line, Individual Life will evaluate the need for, and availability of, an additional capital transaction which may impact the capacity to write these policies in the future.

For risk management purposes, Individual Life accepts and retains up to $10 in risk on any one life. Individual Life uses reinsurance where appropriate to mitigate earnings volatility; however, death claim experience may lead to periodic short-term earnings volatility. Individual Life is currently evaluating and preparing to implement changes to its reinsurance structure in 2009 in an effort to balance the overall profitability of its business while minimizing earnings volatility associated with higher retention limits.

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

Retirement Plans

The future financial results of the Retirement Plans segment will depend on the Company’s ability to increase assets under management across all businesses, achieve scale in areas with a high degree of fixed costs and maintain its investment spread earnings on the general account products sold largely in the 403(b)/457 business. Disciplined expense management will continue to be a focus and additional investments in service and technology will occur.

Given the recent market declines and increased volatility during the fourth quarter of 2008, the Company has seen and expects that growth in Retirement deposits will be negatively affected if businesses reduce their workforces and offer more modest salary increases and as workers potentially allocate less to retirement accounts in the near term. The severe decline in equity markets in the second half of 2008 has significantly reduced Retirement Plans account values, which has strained its net income. This earnings strain is expected to continue throughout 2009 or until the equity markets improve.

Institutional

Institutional’s markets are highly competitive from a pricing perspective, and a small number of cases often account for a significant portion of deposits. Most Institutional product issuances depend on pricing levels as well as the Company’s credit ratings and perceived financial stability and may be negatively impacted by credit rating agency downgrades of the Company that have occurred during February 2009 or could occur in the future.

During 2008, the Company ceased issuance of retail and institutional funding agreement backed notes, largely due to the change in customer preference to FDIC-insured products. Prospectively, the Company will issue only Guaranteed Investment Contracts (GIC) and on a limited basis, funding agreements. The Company will be disciplined and opportunistic in capturing new GIC and funding agreement opportunities, and accordingly, deposits in 2009 are expected to be substantially lower than 2008 amounts. The Company expects stable value products will experience negative net flows in 2009 as contractual maturities and the payments associated with certain contracts which allow an investor to accelerate principal repayments (after a defined notice period of typically thirteen months). Approximately $3.9 billion of account value will be paid out on stable value contracts during 2009. As of December 31, 2008, Institutional has no remaining contracts that contain an investor option feature that allows for contract surrender at book value. The Company has the option to accelerate the repayment of principal for certain other stable value products and will evaluate calling these contracts on a contract by contract basis based upon the financial benefits to the Company.

The net income of this segment will depend on Institutional’s ability to increase assets under management, mix of business, net investment spread and investment performance. The net investment spread, as previously discussed in the Performance Measures section of this MD&A, has declined in 2008 versus prior year amounts and we expect investment spread will remain pressured in 2009 due to the anticipated performance of limited partnerships and other alternative investments as well as the decline in short term interest rates.

The following provides a summary of the significant factors used by management to assess the performance of the business.

Performance Measures

Fee Income

Fee income is largely driven from amounts collected as a result of contractually defined percentages of assets under management. These fees are generally collected on a daily basis. For individual life insurance products, fees are contractually defined as percentages based on levels of insurance, age, premiums and deposits collected and contract holder value. Life insurance fees are generally collected on a monthly basis. Therefore, the growth in assets under management either through positive net flows, or favorable equity market performance will have a favorable impact on fee income. Conversely, either negative net flows, or unfavorable equity market performance will reduce fee income.

	As of and for the
	Years Ended December 31,
Product/Key Indicator Information	2008	2007	2006

Retail Individual Variable Annuities
Account value, beginning of period	$119,071	$114,365	$105,314
Net flows	(6,235)	(2,733)	(3,150)
Change in market value and other	(38,258)	7,439	12,201

Account value, end of period	$74,578	$119,071	$114,365

Retirement Plans
Account value, beginning of period	$27,094	$23,575	$19,317
Net flows	2,418	1,669	2,545
Change in market value and other	(7,314)	1,850	1,713

Account value, end of period	$22,198	$27,094	$23,575

Individual Life
Variable universal life account value, end of period	$4,802	$7,284	$6,637
Total life insurance in-force	191,861	175,547	159,984

S&P 500 Index
Year end closing value	903	1,468	1,418
Daily average value	1,220	1,477	1,310

Year ended December 31, 2008 compared to year ended December 31, 2007

Account values, across all businesses, have had substantial reductions in values from prior year, primarily due to declines in equity markets during 2008. In addition:

•	Retail individual variable annuity recorded increased negative net flows as a result of increased competition and equity market volatility.

•	Retirement Plans group annuities has seen positive net flows driven by strong sales.

•	Individual Life variable universal life account values decreased primarily due to equity market declines, partially offset by positive net flows. Life insurance in-force growth has occurred across multiple product lines, including term, universal life and variable universal life.

Year ended December 31, 2007 compared to year ended December 31, 2006

•	Increases in Retail individual variable annuity account values as of December 31, 2007 can be primarily attributed to market growth during the year and improved net flows due to an increase in sales.

•	Retirement Plans account values increased for the year ended December 31, 2007 due to positive net flows driven by ongoing contributions and market appreciation during the year.

•	Individual Life variable universal life account values increased primarily due to market appreciation and positive net flows. Life insurance in-force increased from the prior periods due to business growth.

Net Investment Spread

Management evaluates performance of certain products based on net investment spread. These products include those that have insignificant mortality risk, such as fixed annuities, certain general account universal life contracts and certain institutional contracts. Net investment spread is determined by taking the difference between the earned rate and the related crediting rates on average general account assets under management. The net investment spreads shown below are for the total portfolio of relevant contracts in each segment and reflect business written at different times. When pricing products, the Company considers current investment yields and not the portfolio average. Net investment spread can be volatile period over period, which can have a significant positive or negative effect on the operating results of each segment. Investment earnings can also be influenced by factors such as the actions of the Federal Reserve and a decision to hold higher levels of short-term investments. The volatile nature of net investment spread is driven primarily by prepayment premiums on securities and earnings on limited partnership and other alternative investments.

Net investment spread is calculated as a percentage of general account assets and expressed in basis points (“bps”):

For the Years Ended December 31,
	2008	2007	2006

Retail — Individual Annuity	71.9 bps	172.9 bps	151.1 bps
Retirement Plans	91.4 bps	162.4 bps	146.1 bps
Institutional — Stable Value	20.5 bps	100.6 bps	84.8 bps
Individual Life	87.3 bps	130.5 bps	124.3 bps

Year ended December 31, 2008 compared to year ended December 31, 2007

•	Retail — Individual Annuity, Retirement Plans, Institutional and Individual Life net investment spread decreased primarily due to negative earnings on limited partnership and other alternative investment income in 2008 compared to strong earnings in these classes in 2007 and lower yields on fixed maturities, partially offset by reduced credited rates.

Year ended December 31, 2007 compared to year ended December 31, 2006

•	Retail individual annuity, Retirement Plans, Institutional and Individual Life net investment spreads increased or remained stable, primarily due to a higher allocation of investments in higher yield / higher risk investment classes, including limited partnerships and other alternative investments and relative strong performance of this asset class in 2007.

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

Retail — Individual Annuity business accounts for the majority of the amortization of deferred policy acquisition costs and present value of future profits for the Company.

	For the Years Ended December 31,
Retail	2008	2007	2006

General insurance expense ratio (individual annuity)	21.0 bps	17.9 bps	17.2 bps
DAC amortization ratio (individual annuity)(1)	162.8%	28.2%	71.5%
DAC amortization ratio (individual annuity) excluding DAC unlock(1),(2)	50.6%	53.1%	57.4%

Individual Life
Death benefits	$320	$266	$223
Institutional
General insurance expense ratio	14.9 bps	14.7 bps	15.4 bps

(1)	Excludes the effects of realized gains and losses.

(2)	See Unlock and Sensitivity Analysis in the Critical Accounting Estimates section of the MD&A.

Year ended December 31, 2008 compared to year ended December 31, 2007

•	The Retail DAC amortization ratio (individual annuity), excluding the effects of the DAC Unlock and realized losses, decreased due to the write-off of goodwill and changes in assumptions made as part of the 2007 Unlock.

•	The Retail general insurance expense ratio increased due to the impact of a declining asset base on relatively consistent expenses

•	Individual Life death benefits increased, primarily due to growth of life insurance in-force and unfavorable mortality.

•	Institutional general insurance expense ratio is unchanged, as additional product development expenses were offset by higher assets under management.

Year ended December 31, 2007 compared to year ended December 31, 2006

•	The ratio of Retail individual annuity DAC amortization over income before taxes and DAC amortization declined in 2007 primarily due to unlock charge in 2006. DAC unlock charges generally have the effect of reducing future DAC amortization rates. After an unlock charge, the DAC amortization rate will generally decline as amortization expected to occur in future years was recorded as part of the unlock charge.

•	Retail insurance expenses, net of deferrals, increased due to increasing trail commissions on growing variable annuity assets.

•	Individual Life death benefits increased in 2007 primarily due to growth of life insurance in-force and unfavorable mortality.

•	Institutional general insurance expense ratio decreased in 2007 primarily due to higher assets under management.

Profitability

Management evaluates the rates of return various businesses can provide as an input in determining where additional capital should be invested to increase net income and shareholder returns. The Company uses the return on assets for the individual annuity business for evaluating profitability. In Individual Life, after-tax margin is a key indicator of overall profitability.

Ratios	2008	2007	2006

Retail
Individual annuity return on assets (“ROA”)	(118.9) bps	52.6 bps	33.4 bps
Effect of net realized gains (losses), net of tax and DAC on ROA(1)	(96.4) bps	(13.3) bps	(7.8) bps
Effect of DAC Unlock on ROA(2)	(68.0) bps	15.6 bps	(6.0) bps

ROA excluding realized gains (losses) and DAC Unlock	45.5 bps	50.3 bps	47.2 bps

Retirement Plans
Retirement Plans (“ROA”)	(58.4) bps	20.9 bps	43.8 bps
Effect of net realized gains (losses), net of tax and DAC on ROA(1)	(68.1) bps	(11.1) bps	(3.3) bps
Effect of DAC Unlock on ROA(2)	(19.9) bps	(3.6) bps	9.3 bps

ROA excluding realized gains (losses) and DAC Unlock	29.6 bps	35.6 bps	37.8 bps

Institutional
Institutional (“ROA”)	(89.2) bps	1.3 bps	15.4 bps
Effect of net realized gains (losses), net of tax and DAC on ROA(1)	(89.4) bps	(23.3) bps	(5.6) bps
Effect of DAC Unlock on ROA(2)	—	0.2 bps	—

ROA excluding realized gains (losses) and DACUnlock	0.2 bps	24.4 bps	21.0 bps

Individual Life
After-tax margin	(6.0)%	15.9%	13.0%
Effect of net realized gains (losses), net of tax and DAC on after-tax margin(1)	(13.8)%	(1.3)%	(1.7)%
Effect of DAC Unlock on after-tax margin(2)	(5.1)%	1.5%	(1.5)%

After-tax margin excluding realized gains (losses) and DAC Unlock	12.9%	15.7%	16.2%

(1)	See “Realized Capital Gains and Losses by Segment” table within the this Section of the MD&A

(2)	See Unlock and Sensitivity Analysis within the Critical Accounting Estimates section of the MD&A

Year ended December 31, 2008 compared to year ended December 31, 2007

•	The decrease in Retail — Individual annuity ROA, excluding realized gains (losses) and the effect of the DAC Unlock, reflects the write-off of goodwill, lower limited partnership and other alternative investment income, and the net effect of lower fees.

•	The decrease in Retirement Plans ROA, excluding realized gains (losses) and the effect of the DAC Unlock, was primarily driven by lower yields on fixed maturity investments and a decline in limited partnership and other alternative investments income, as well as higher service and technology costs. Partially offsetting these decreases were tax benefits primarily associated with DRD.

•	The decrease in Institutional’s ROA, excluding realized gains (losses), is primarily due to a decline in limited partnership and other alternative investment income. The decrease is also due to unfavorable mortality and lower yields on fixed maturity investments.

•	The decrease in Individual Life’s after-tax margin, excluding realized gains (losses) and the effect of the DAC Unlock, was primarily due to lower net investment income from limited partnership and other alternative investments, unfavorable mortality, reduced net investment income associated with a more efficient capital approach for our secondary guarantee universal life business which released assets supporting capital and the related net investment income earned on those assets (described further in the “Outlook” section) and lower fees from equity market declines, partially offset by life insurance in-force growth, lower credited rates and higher surrender charges.

Year ended December 31, 2007 compared to year ended December 31, 2006

•	The increase in Retail Individual annuity’s ROA, excluding realized gain (losses) and DAC Unlock, was primarily due to increased net investment income on allocated capital and an increase in limited partnership and other alternative investment income. This was partially offset by an increase in the effective tax rate as a result of revisions in the estimates of the separate account DRD and FTC.

•	The decrease in Retirement Plans ROA, excluding realized gains (losses) and DAC Unlock, was primarily due to higher service and technology costs.

•	The increase in Institutional’s ROA, excluding realized gains (losses) and DAC Unlock, was primarily due to an increase in limited partnership and other alternative investment income and increased net investment income on allocated capital.

•	Individual Life’s decrease in after-tax margin, excluding realized gains (losses) and DAC Unlock, was primarily due to unfavorable mortality experience.

Realized Capital Gains and Losses by Segment

Life includes net realized capital gains and losses in each reporting segment. Following is a summary of the types of realized gains and losses by segment:

Net realized gains (losses) for the year ended December 31, 2008

	Retail	Individual Life	Retirement	Institutional	Other	Total
Gains/losses on sales, net	$(31)	$(21)	$(38)	$166	$(52)	24
Impairments	(474)	(235)	(243)	(734)	(202)	(1,888)
Japanese fixed annuity contract hedges, net	—	—	—	—	64	64
Periodic net coupon settlements on credit derivatives/Japan	(6)	(2)	(4)	—	(22)	(34)
SFAS 157 transition impact	(616)	—	—	—	(172)	(788)
Results of variable annuity hedge program
GMWB derivatives, net	(631)	—	—	—	—	(631)
Macro Hedge Program	40	—	—	—	34	74

Total results of variable annuity hedge program	(591)	—	—	—	34	(557)

GMIB/GMAB/GMWB Reinsurance	—	—	—	—	(1,986)	(1,986)
Other, net	(191)	11	13	(215)	(104)	(486)

Total net realized capital gains/(losses)	(1,909)	(247)	(272)	(783)	(2,440)	(5,651)
Income tax benefit and DAC	(859)	(89)	(101)	(274)	(854)	(2,177)

Total gains/(losses), net of tax and DAC	$(1,050)	$(158)	$(171)	$(509)	$(1,586)	(3,474)

Net realized gains (losses) for the year ended December 31, 2007

	Retail	Individual Life	Retirement	Institutional	Other	Total
Gains/losses on sales, net	$17	$7	$(11)	$13	$19	45
Impairments	(87)	(19)	(22)	(146)	(65)	(339)
Japanese fixed annuity contract hedges, net	—	—	—	—	18	18
Periodic net coupon settlements on credit derivatives/Japan	1	—	—	3	(44)	(40)
Results of variable annuity hedge program GMWB derivatives, net	(277)	—	—	—	—	(277)
Macro Hedge Program	(10)	—	—	—	(2)	(12)

Total results of variable annuity hedge program	(287)	—	—	—	(2)	(289)

GMIB/GMAB/GMWB Reinsurance	—	—	—	—	(155)	(155)
Other, net	(25)	(14)	(8)	(58)	(69)	(174)

Total net realized capital gains/(losses)	(381)	(26)	(41)	(188)	(298)	(934)
Income tax benefit and DAC	(212)	(12)	(13)	(65)	(101)	(403)

Total gains/(losses), net of tax and DAC	$(169)	$(14)	$(28)	$(123)	$(197)	(531)

Net realized gains (losses) for the year ended December 31, 2006

	Retail	Individual Life	Retirement	Institutional	Other	Total
Gains/losses on sales, net	$(44)	$—	$(9)	$15	$2	(36)
Impairments	(6)	(17)	(6)	(32)	(10)	(71)
Japanese fixed annuity contract hedges, net	—	—	—	—	(17)	(17)
Periodic net coupon settlements on credit derivatives/Japan	3	—	—	1	(52)	(48)
Results of variable annuity hedge program GMWB derivatives, net	(26)	—	—	—	—	(26)
Macro Hedge Program	(14)	—	—	—	—	(14)

Total results of variable annuity hedge program	(40)	—	—	—	—	(40)

GMIB/GMAB/GMWB Reinsurance	—	—	—	—	(53)	(53)
Other, net	—	(5)	(1)	(24)	(4)	(34)

Total net realized capital gains/(losses)	(87)	(22)	(16)	(40)	(134)	(299)
Income tax benefit and DAC	9	(4)	(9)	(15)	(47)	(66)

Total gains/(losses), net of tax and DAC	$(96)	$(18)	$(7)	$(25)	$(87)	(233)

The circumstances giving rise to the changes in these components are as follows:

Year ended December 31, 2008 compared to the years ended December 31, 2007 and 2006

Gross Gains and Losses on Sale	•	Gross gains and losses on sales for the year ended December 31, 2008 primarily resulted from the decision to reallocate the portfolio to securities with more favorable risk/return profiles. Also included was a gain of $141 from the sale of a synthetic CDO, as well as losses on sales of HIMCO managed CLOs in the first quarter. For more information regarding these CLO losses, refer to the Variable Interest Entities section below. During the year ended December 31, 2008, securities sold at a loss were depressed, on average, approximately 2% at the respective period’s impairment review date and were deemed to be temporarily impaired.
	•	Gross gains and losses on sales for the year ended December 31, 2007 were primarily comprised of corporate securities. During the year ended December 31, 2007, securities sold at a loss were depressed, on average, approximately 1% at the respective period’s impairment review date and were deemed to be temporarily impaired.
	•	Gross gains on sales for the year ended December 31, 2006 were primarily within fixed maturities and were concentrated in corporate, U.S. government, and foreign government securities. Gross losses on sale for the year ended December 31, 2006 were primarily within fixed maturities and were concentrated in the corporate and CMBS sectors.
Impairments	•	See the Other-Than-Temporary Impairments section of the “Investments” section of the MD&A for information on impairment losses.
SFAS 157	•	See Note 3 in the Notes to the Consolidated Financial Statements for a discussion of the SFAS 157 transition impact.
Variable Annuity Hedge Program	•	See Note 3 in the Notes to the Consolidated Financial Statements for a discussion of variable annuity hedge program gains and losses.
Other	•	Other, net losses for the year ended December 31, 2008 were primarily related to net losses of $304 related to transactional foreign currency losses predominately on the internal reinsurance of the Japan variable annuity business, which is entirely offset in AOCI, resulting from appreciation of the Yen and credit derivatives losses of $191 due to significant credit spread widening. Also included were losses on HIMCO managed CLOs in the first quarter and derivative related losses of $39 in the third quarter due to counterparty default related to the bankruptcy of Lehman Brothers Holdings Inc. For more information regarding the CLO losses, refer to the Variable Interest Entities section below.
	•	Other, net losses for the year ended December 31, 2007 were primarily driven by the change in value of non-qualifying derivatives due to credit spread widening as well as fluctuations in interest rates and foreign currency exchange rates. Credit spreads widened primarily due to the deterioration in the U.S. housing market, tightened lending conditions and the market’s flight to quality securities.

•	Other, net losses for the year ended December 31, 2006 were primarily driven from the change in value of non-qualifying derivatives due to fluctuations in interest rates and foreign currency exchange rates. These losses were partially offset by a before-tax benefit of $25 received from the WorldCom security settlement.

RETAIL

Operating Summary

	2008	2007	2006

Fee income and other	$1,851	$2,166	$1,924
Earned premiums	(4)	(62)	(86)
Net investment income	768	815	835
Net realized capital losses	(1,909)	(381)	(87)

Total revenues(1)	706	2,538	2,586
Benefits, losses and loss adjustment expenses	1,008	820	819
Insurance operating costs and other expenses	554	602	497
Amortization of deferred policy acquisition costs and present value of future profits	1,251	316	913
Goodwill impairment	84	—	—

Total benefits, losses and expenses	2,897	1,738	2,229

Income (loss) before income taxes	(2,191)	800	357
Income tax expense (benefit)	(911)	137	(40)

Net income (loss)(2)	$(1,280)	$663	$397

Account Values	2008	2007	2006

Individual variable annuity account values	$74,578	$119,071	$114,365
Individual fixed annuity and other account values[3]	11,278	10,243	9,937

Total Account Values	$85,856	$129,314	$124,302

(1)	For the year ended December 31, 2008, the transition impact related to the SFAS 157 adoption was a reduction in revenues of $616. For further discussion of the SFAS 157 transition impact, refer to Note 3 in the Notes to the Consolidated Financial Statements.

(2)	For the year ended December 31, 2008, the transition impact related to the SFAS 157 adoption was a reduction in net income of $209. For further discussion of the SFAS 157 transition impact, refer to Note 3 in the Notes to the Consolidated Financial Statements.

(3)	Includes policyholders’ balances for investment contracts and reserves for future policy benefits for insurance contracts

Retail focuses on the savings and retirement needs of the growing number of individuals who are preparing for retirement, or have already retired, through the sale of individual variable and fixed annuities and other investment products. The Company is both a leading writer and seller of individual variable annuities and a top seller of individual variable annuities through banks in the United States.

Year ended December 31, 2008 compared to the year ended December 31, 2007

Net income decreased primarily as a result of increased realized capital losses, the impact of the 2008 Unlock charge, the impairment of goodwill attributed to the individual annuity line of business and the effect of equity market declines on variable annuity fee income. Included in net realized capital losses in 2008 were changes in value on GMWB derivatives, impairments, and the adoption of SFAS 157 during the first quarter of 2008. For further discussion of the SFAS 157 transition impact, see Note 3 in the Notes to the Consolidated Financial Statements. For further discussion of realized capital losses, see the Realized Capital Gains and Losses by Segment table under the Consolidated Results of Operations Section of the MD&A. For further discussion of the 2008 and 2007 Unlock; and the impairment of goodwill, see the Critical Accounting Estimates section of the MD&A. The following other factors also contributed to the changes in net income:

•	Fee income and other decreased primarily as a result of lower variable annuity fee income of $342 due to a decline in average account values. The decrease in average variable annuity account values can be attributed to market depreciation of $38.2 billion and net outflows of $6.2 billion during the year. Net outflows were driven by surrender activity due to the aging of the variable annuity in-force block of business, volatility in the equity markets and increased sales competition, particularly competition related to guaranteed living benefits.

•	Earned Premiums increased primarily due to an increase in life contingent premiums combined with a decrease in reinsurance premiums as a result of the lapsing of business covered by reinsurance and the significant decline in the equity markets.

•	Net investment income was lower primarily due to a $77 decline in income from limited partnerships and other alternative investments, combined with lower yields on fixed maturity investments due to interest rate declines, partially offset by an increase in general account assets from increased fixed account sales.

•	Benefits, losses and loss adjustment expenses increased primarily as a result of the impact of the 2008 Unlock which increased the benefit ratio used in the calculation of GMDB reserves.

•	Insurance operating costs and other expenses decreased primarily as a result of lower non deferrable asset based trail commissions due to equity market declines.

•	Amortization of DAC increased, primarily due to the impact of the 2008 Unlock charge as compared to the 2007 Unlock benefit, offset by DAC amortization benefits associated with increased realized capital losses. This was partially offset by a DAC benefit associated with the adoption of SFAS 157 at the beginning of the first quarter of 2008.

•	As a result of testing performed during the fourth quarter of 2008, all goodwill attributed to the individual annuity business in Retail was deemed to be impaired and was written off. For further discussion of this impairment, see the Critical Accounting Estimates section of the MD&A.

•	The effective tax rate increased from 17% in 2007 to 41% in 2008 primarily due to losses before income taxes in 2008 compared to pre-tax earnings in 2007. The impact of DRD and other permanent differences caused an increase in the tax benefit to above 35% on the 2008 pre-tax loss and a decrease in the tax expense on the 2007 pre-tax income.

Year ended December 31, 2007 compared to the year ended December 31, 2006

Net income in Retail increased for the year ended December 31, 2007, primarily driven by lower amortization of DAC resulting from the unlock benefit in the third quarter of 2007, fee income growth in the variable annuity businesses, partially offset by increased non-deferrable individual annuity asset based commissions. In addition, realized capital losses increased $294 for the year ended December 31, 2007 as compared to the prior year period. For further discussion, see Realized Capital Gains and Losses by Segment table in the Consolidated Results of Operations Section section of the MD&A. A more expanded discussion of income growth is presented below:

•	Fee income increased for the year ended December 31, 2007 primarily as a result of growth in variable annuity average account values. The year-over-year increase in average variable annuity account values can be attributed to market appreciation of $7.4 billion during the year. Variable annuities had net outflows of $2.7 billion in 2007. Net outflows were driven by surrender activity due to the aging of the variable annuity inforce block of business and increased sales competition, particularly competition related to guaranteed living benefits.

•	Net investment income declined for the year ended December 31, 2007 due to a decrease in variable annuity fixed option account values of 11% or $635. The decrease in these account values can be attributed to a combination of transfers into separate accounts and surrender activity. Offsetting this decrease in net investment income was an increase in the returns on limited partnership and other alternative investment income of $14, after-tax, for the year ended December 31, 2007.

•	Insurance operating costs and other expenses increased for the year ended December 31, 2007. These increases were principally driven by non-deferrable variable annuity asset based commissions, which increased $67 for the year ended December 31, 2007 due to a 4% growth in assets under management, as well as an increase in the number of contracts reaching anniversaries when trail commission payments begin.

•	Lower amortization of DAC resulted from the unlock benefit during the third quarter of 2007 as compared to an unlock expense during the fourth quarter of 2006. For further discussion, see Unlock and Sensitivity Analysis in the Critical Accounting Estimates section of the MD&A.

•	The effective tax rate increased from (11)% to 17% for the year ended December 31, 2007 from the prior year period, due to an increase in income before income taxes and revisions in the estimates of the separate account DRD which resulted from an incremental tax of $17, and foreign tax credits.

INDIVIDUAL LIFE

Operating Summary

	2008	2007	2006

Fee income and other	$849	$816	$825
Earned premiums	(65)	(56)	(45)
Net investment income	308	331	293
Net realized capital losses	(247)	(26)	(22)

Total revenues	845	1,065	1,051
Benefits, losses and loss adjustment expenses	569	510	447
Insurance operating costs and other expenses	200	188	172
Amortization of deferred policy acquisition costs and present value of future profits	166	117	235

Total benefits, losses and expenses	935	815	854

Income (loss) before income taxes	(90)	250	197
Income tax expense (benefit)	(39)	81	60

Net income (loss)	$(51)	$169	$137

Account Values	2008	2007	2006

Variable universal life insurance	$4,802	$7,284	$6,637

Total account values	$9,733	$11,876	$10,884

Individual Life provides life insurance solutions to a wide array of business intermediaries to solve the wealth protection, accumulation and transfer needs of their affluent, emerging affluent and small business insurance clients.

Year ended December 31, 2008 compared to the year ended December 31, 2007

Net income decreased for the year ended December 31, 2008, driven primarily by significantly higher net realized capital losses and the impacts of the Unlock in the third quarter of 2007 as compared to the third quarter of 2008. For further discussion on the Unlock, see Unlock and Sensitivity Analysis in the Critical Accounting Estimates section of the MD&A. For further discussion of net realized capital losses, see Realized Capital Gains and Losses by Segment table under the Operating section of the MD&A. The following other factors contributed to the changes in net income:

•	Fee income and other increased primarily due to an increase in cost of insurance charges of $47 as a result of growth in guaranteed universal life insurance in-force and fees on higher surrenders of $12 due to internal exchanges from non-guaranteed universal life insurance to variable universal life insurance. Partially offsetting these increases are the impacts of the 2008 and 2007 Unlocks as well as lower variable life fees as a result of equity market declines.

•	Earned premiums, which include premiums for ceded reinsurance, decreased primarily due to increased ceded reinsurance premiums due to life insurance in-force growth.

•	Net investment income decreased primarily due to lower investment income from limited partnership and other alternative investments, lower yields on fixed maturity investments and reduced net investment income associated with a more efficient capital approach for our secondary guarantee universal life business, which released assets supporting capital and the related net investment income earned on those assets, (described further in the “Outlook” section), partially offset by growth in general account values.

•	Benefits, losses and loss adjustment expenses increased as a result of higher death benefits consistent with a larger life insurance in-force and unfavorable mortality, as well as the impact of the 2008 Unlock.

•	Insurance operating costs and other increased less than the growth of in-force business as a result of active expense management efforts.

•	Amortization of DAC increased primarily as a result of the unlock expense in 2008 as compared to the unlock benefit in 2007, partially offset by reduced DAC amortization primarily attributed to net realized capital losses. This increase had a partial offset in amortization of deferred revenues, included in fee income.

•	Income tax benefits were a result of lower income before income taxes primarily due to an increase in realized capital losses and DAC amortization.

Year ended December 31, 2007 compared to the year ended December 31, 2006

Net income increased for the year ended December 31, 2007, driven primarily by the unlock benefit in the third quarter of 2007 as compared to an unlock expense in the fourth quarter of 2006 partially offset by unfavorable mortality in 2007. For further discussion on the Unlock, see Unlock and Sensitivity Analysis in the Critical Accounting Estimates section of the MD&A. The year ended December 31, 2006 also included favorable revisions to prior period DAC estimates of $7, after-tax. A more expanded discussion of income growth is presented below:

•	Fee income and other decreased primarily due to the impacts of the 2007 and 2006 Unlocks. Offsetting the impacts of the Unlocks, fee income increased primarily due to higher cost of insurance charges, the largest component of fee income, of $35 primarily driven by growth in variable universal and universal life insurance in-force. Variable fee income increased consistent with the growth in variable universal life insurance account value.

•	Earned premiums, which include premiums for ceded reinsurance, decreased primarily due to increased ceded reinsurance premiums.

•	Net investment income increased consistent with growth in general account values. Individual Life earned additional net investment income throughout 2007 associated with higher returns from limited partnership and other alternative investments.

•	Benefits, losses and loss adjustment expenses increased due to life insurance in-force growth and unfavorable mortality.

•	Insurance operating costs and other expenses increased in 2007 consistent with life insurance in-force growth.

•	Lower amortization of DAC resulted from the unlock benefit in 2007 as compared to an unlock expense in 2006. This decrease had a partial offset in amortization of deferred revenues, included in fee income.

RETIREMENT PLANS

Operating Summary

	2008	2007	2006

Fee income and other	$212	$225	$180
Earned premiums	4	4	19
Net investment income	342	355	326
Net realized capital losses	(272)	(41)	(16)

Total revenues	286	543	509

Benefits, losses and loss adjustment expenses	271	249	250
Insurance operating costs and other expenses	195	169	134
Amortization of deferred policy acquisition costs and present value of future profits	91	58	(4)

Total benefits, losses and expenses	557	476	380

Income (loss) before income taxes	(271)	67	129
Income tax expense (benefit)	(127)	14	35

Net income (loss)	$(144)	$53	94

Account Values	2008	2007	2006

403(b)/457 account values	$10,242	$12,363	$11,540
401(k) account values	11,956	14,731	12,035

Total account values	$22,198	$27,094	$23,575

The Retirement Plans segment primarily offers customized wealth creation and financial protection for corporate, government and tax-exempt employers through its two business units, 403(b)/457 and 401(k).

Year ended December 31, 2008 compared to the year ended December 31, 2007

Net income in Retirement Plans decreased due to higher net realized capital losses, the higher DAC Unlock expense in 2008 as compared to 2007 and increased operating expenses. For further discussion of net realized capital losses, see Realized Capital Gains and Losses by Segment table under the Consolidated Results of Operations section of the MD&A. For further discussion of the DAC Unlock, see Unlock and Sensitivity Analysis in the Critical Accounting Estimates section of the MD&A. The following other factors contributed to the changes in net income:

•	Fee income declined as average account values were impacted by market depreciation of $7.3 billion, partially offset by positive net flows of $2.4 billion over the past four quarters.

•	Net investment income declined due to a decrease in limited partnership and other alternative investment income of $34, partially offset by growth in general account assets.

•	Insurance operating costs and other expenses increased for the year ended December 31, 2008, attributable to higher trail commissions from assets under management aging beyond their first year; and higher service and technology costs.

•	Amortization of deferred policy acquisition costs increased primarily as a result of the higher Unlock in the third quarter of 2008 as compared to the Unlock in the third quarter of 2007, partially offset by DAC amortization benefits associated with lower gross profits. For further discussion, see Unlock and Sensitivity Analysis in the Critical Accounting Estimates section of the MD&A.

•	The income tax benefit for 2008 as compared to the prior year income tax expense was due to lower income before income taxes primarily due to increased realized capital losses, the DAC Unlock in 2008 as compared to 2007, and increased tax benefits associated with DRD.

Year ended December 31, 2007 compared to the year ended December 31, 2006

Net income in Retirement Plans decreased for the year ended December 31, 2007 due to higher amortization of DAC as a result of the unlock expense in the third quarter of 2007, partially offset by growth in fee income. In addition, realized capital losses increased $25 for the year ended December 31, 2007 as compared to the prior year period. For further discussion, see Realized Capital Gains and Losses by Segment table in the Consolidated Results of Operations section of the MD&A. The following other factors contributed to the changes in income:

•	Fee income increased for the year ended December 31, 2007 primarily due to an increase in 401(k) average account values. This growth in 401(k) business is primarily driven by positive net flows of $1.8 billion in 2007 resulting from strong sales and increased ongoing deposits. Market appreciation contributed an additional $888 to assets under management in 2007.

•	Net investment income increased for the year ended December 31, 2007 for 403(b)/457 business due to growth in general account assets along with an increase in return on limited partnership and other alternative investments.

•	Insurance operating costs and other expenses increased for the year ended December 31, 2007, primarily attributable to greater assets under management aging beyond their first year resulting in higher trail commissions. Also contributing to higher insurance operating costs for the year ended December 31, 2007 were higher service and technology costs.

•	Benefits, losses and loss adjustment expenses and earned premiums decreased for the year ended December 31, 2008 primarily due to a large case annuitization in the 401(k) business of $12 which occurred in the first quarter of 2006. This decrease was partially offset by an increase in interest credited resulting from the growth in general account assets.

•	Higher amortization of DAC resulted from the unlock expense in the third quarter of 2007 as compared to an unlock benefit in the fourth quarter of 2006. For further discussion, see Unlock and Sensitivity Analysis in the Critical Accounting Estimates section of the MD&A.

INSTITUTIONAL

Operating Summary

	2008	2007	2006

Fee income and other	$139	$246	$119
Earned premiums	894	990	607
Net investment income	988	1,226	987
Net realized capital losses	(783)	(188)	(40)

Total revenues	1,238	2,274	1,673

Benefits, losses and loss adjustment expenses	1,899	2,066	1,471
Insurance operating costs and other expenses	112	183	75
Amortization of deferred policy acquisition costs and present value of future profits	19	23	32

Total benefits, losses and expenses	2,030	2,272	1,578

Income (loss) before income taxes	(792)	2	95
Income tax expense (benefit)	(284)	(5)	26

Net income (loss)	(508)	$7	$69

Account Value	2008	2007	2006

Institutional account values(1)	$23,810	$24,828	$21,933
Private Placement Life Insurance account values(2)	32,459	32,792	26,131

Total account values	$56,269	$57,620	$48,064

(1)	Institutional investment product account values include transfers from Retirement Plans of $413 and $350 from the Retail segment during 2006.

(2)	Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.

Institutional provides customized investment, insurance, and income solutions to select markets. Products include PPLI owned by corporations and high net worth individuals, structured settlements, institutional annuities, and stable value contracts. ,Furthermore, Institutional offers individual products including income annuities and longevity assurance.

Year ended December 31, 2008 compared to the year ended December 31, 2007

Net income in Institutional decreased primarily due to increased net realized capital losses and lower net investment income. For additional discussion of realized capital losses, see Realized Capital Gains and Losses by Segment table under Life’s Operating Section of the MD&A. Further discussion of income is presented below:

•	Fee income and other decreased primarily due to lower front-end loads on PPLI cases during 2008. PPLI collects front-end loads recorded in fee income, offset by corresponding premium taxes reported in insurance operating costs and other expenses. For 2008 and 2007, PPLI deposits of $247 and $5.2 billion, respectively, resulted in fee income due to front-end loads of $2 and $107, respectively.

•	Earned premiums decreased as compared to the prior year due to greater amounts of life contingent business sold in 2007. The decrease in earned premiums was offset by a corresponding decrease in benefits, losses, and loss adjustment expenses.

•	Net investment income declined due to negative yields on limited partnership and other alternative investments, lower yields on fixed maturity investments indexed to LIBOR, and lower assets under management. The decline in yield on fixed maturities was largely offset by a corresponding decrease in interest credited on liabilities reported in benefits, losses, and loss adjustment expenses.

•	Benefits, losses and loss adjustment expenses decreased primarily due to lower changes in reserve as the result of lower sales in life contingent business, as well as lower interest credited on liabilities indexed to LIBOR. The decrease was partially offset by $8 greater mortality loss.

•	Insurance operating costs and other expenses decreased due to a decline in premium tax, driven by reduced PPLI deposits, partially offset by discontinued administrative system projects and product development expenses.

•	The income tax benefit increased compared to the prior year primarily due to a decline in income before taxes primarily due to increased realized capital losses.

Year ended December 31, 2007 compared to the year ended December 31, 2006

Net income in Institutional decreased for the year ended December 31, 2007 primarily due to increased realized capital losses of $148 as compared to 2006. For further discussion, see Realized Capital Gains and Losses by Segment table under Life’s Operating Section of the MD&A. Offsetting the impact of realized capital losses, Institutional’s net income increased driven by higher assets under management, combined with increased returns on general account assets, primarily due to limited partnership and other alternative investment income. The following other factors contributed to the changes in income:

•	PPLI collects front-end loads recorded in fee income, offset by corresponding premium taxes reported in insurance operating costs and other expenses. During the year ended December 31, 2007, PPLI had deposits of $5.2 billion, which resulted in an increase in fee income due to front-end loads of $107.

•	Earned premiums increased for the year ended December 31, 2007 primarily as a result of increased structured settlement life contingent sales, and one large terminal funding life contingent case sold in the third quarter. This increase in earned premiums was offset by a corresponding increase in benefits, losses and loss adjustment expenses.

•	Net investment income increased due to higher assets under management resulting from positive net flows of $1.5 billion during the year, and higher returns on limited partnerships and other alternative investments. Net flows were favorable primarily as a result of the Company’s funding agreement backed Investor Notes program.

•	Benefits, losses and loss adjustment expenses increased as compared to the comparable prior year period primarily due to higher assets under management, in addition to one large terminal funding life contingent case sold in the third quarter of 2007.

•	Insurance operating costs and other expenses increased due to greater premium tax, driven by increased PPLI deposits.

•	The change in income taxes was due to lower income before income taxes primarily driven by the increase in realized capital losses.

OTHER

Operating Summary

	2008	2007	2006

Fee income and other	$63	$56	$65
Earned premiums	155	107	52
Net investment income	211	321	287
Net realized capital losses	(2,440)	(298)	(134)

Total revenues(1)	(2,011)	186	270

Benefits, losses and loss adjustment expenses	297	335	218
Insurance operating costs and other expenses	72	61	(3)
Amortization of deferred policy acquisition costs and present value of future profits	(2)	1	(1)

Total benefits, losses and expenses	367	397	214

Income (loss) before income taxes	(2,378)	(211)	56
Income tax expense (benefit)	(836)	(59)	22

Net income (loss)(2)	$(1,542)	$(152)	$34

(1)	The transition impact related to the SFAS 157 adoption was a reduction in revenues of $172 for Other for the year ended December 31,2008. For further discussion of the SFAS 157 transition impact, please refer to Note 3 in the Notes to the Condensed Consolidated Financial Statements.

(2)	The transition impact related to the SFAS 157 adoption was a reduction in net income of $102 for Other for the year ended December 31, 2008. For further discussion of the SFAS 157 transition impact, please refer to Note 3 in the Notes to the Condensed Consolidated Financial Statements.

The Company includes in an Other category its leveraged PPLI product line of business; corporate items not directly allocated to any of its reporting segments; intersegment eliminations, guaranteed minimum income benefit, guaranteed minimum death benefit (“GMDB”), guaranteed minimum accumulation benefit and guaranteed minimum withdrawal benefit (“GMWB”) and reinsurance assumed from Hartford Life Insurance KK (“HLIKK”), a related party and subsidiary of Hartford Life, as well as certain group benefit products, including group life and group disability insurance that is directly written by the Company and for which nearly half is ceded to its parent, HLA.

Year ended December 31, 2008 compared to the year ended December 31, 2007

•	Net investment income declined due to a decrease in investment yields on fixed maturities and declines in limited partnership and other alternative investment income.

•	See Realized Capital Gains and Losses by Segment table under the Consolidated Operating summary section of the MD&A.

•	The decrease in benefits, losses and loss adjustment expenses for the year ended December 31, 2008 was primarily due to a charge recorded in 2007 of $55, after-tax, for regulatory matters.

•	Insurance operating costs and other expenses decreased, primarily due to a charge of $21 for regulatory matters in the second quarter of 2007, a decline in 2008 expenses now allocated to other segments partially offset by increased tax expenses due to a state tax credit that was recorded in the third quarter of 2007.

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

•	Also contributing to the change in insurance operating costs and other expenses was an increase of $20 for the year ended December 31, 2007, as a result of recording penalties related to regulatory matters during the second quarter of 2007. During the year, the Company recorded an insurance recovery of $9 against the litigation costs associated with regulatory matters.

•	Benefits, losses and loss adjustment expenses increased $55, after tax for the year ended December 31, 2007, as a result of the Company recording a reserve during the second quarter of 2007 for regulatory matters.

•	See Realized Capital Gains and Losses by Segment table under the Consolidated Operating summary section of the MD&A.

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

Return on general account invested assets is an important element of the Company’s financial results. Significant fluctuations in the fixed income or equity markets could weaken the Company’s financial condition or its results of operations. Additionally, changes in market interest rates may impact the period of time over which certain investments, such as MBS, are repaid and whether certain investments are called by the issuers. Such changes may, in turn, impact the yield on these investments and also may result in reinvestment of funds received from calls and prepayments at rates below the average portfolio yield. Net investment income and net realized capital gains and losses reduced the Company’s consolidated revenues by $3.0 billion for the year ended December 31, 2008, and contributed to the Company’s consolidated revenues by $2.1 billion and $2.4 billion for the years ended December 31, 2007 and 2006, respectively.

Fluctuations in interest rates affect the Company’s return on, and the fair value of, fixed maturity investments, which comprised approximately 72% and 83% of the fair value of its invested assets as of December 31, 2008 and December 31, 2007, respectively. Other events beyond the Company’s control, including changes in credit spreads, a downgrade of an issuer’s credit rating or default of payment by an issuer, could also adversely impact the fair value of these investments.

The Company invests in private placement securities, mortgage loans and limited partnerships and other alternative investments in order to further diversify its investment portfolio. These investment types comprised approximately 30% of the fair value of its invested assets as of December 31, 2008 and 2007. These security types are typically less liquid than direct investments in publicly traded fixed income or equity investments. However, generally these securities have higher yields over the life of the investment to compensate for the liquidity risk.

A decrease in the fair value of any investment that is deemed other-than-temporary would result in the Company’s recognition of a net realized capital loss in its financial results prior to the actual sale of the investment. Following the recognition of an other-than-temporary impairment for fixed maturities, the Company accretes the new cost basis to par or to estimated future value over the remaining life of the security based on future estimated cash flows by adjusting the security’s yields. For a further discussion of the evaluation of other-than-temporary impairments, see the Critical Accounting Estimates section of the MD&A under “Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities”.

The primary investment objective of the Company’s general account is to maximize economic value within acceptable risk parameters, including the management of the interest rate sensitivity of invested assets, while generating sufficient after-tax income to meet policyholder and corporate obligations.

The following table identifies the invested assets by type held in the general account.

Composition of Invested Assets

	December 31,		December 31,
	2008		2007
	Amount	Percent	Amount	Percent

Fixed maturities, available-for-sale, at fair value	$39,560	72.1%	$45,611	82.9%
Equity securities, available-for-sale, at fair value	429	0.8%	722	1.3%
Mortgage loans, at amortized cost(1)	4,896	8.9%	4,166	7.5%
Policy loans, at outstanding balance	2,154	3.9%	2,016	3.7%
Limited partnerships and other alternative investments(2)	1,033	1.9%	1,246	2.3%
Short-term investments	5,562	10.2%	752	1.4%
Other investments(3)	1,234	2.2%	480	0.9%

Total investments	$54,868	100.0%	$54,993	100.0%

(1)	Consist of commercial and agricultural loans.

(2)	Includes a real estate joint venture.

(3)	Primarily relates to derivative instruments.

Total investments decreased $125 since December 31, 2007 primarily as a result of increased unrealized losses on available-for-sale securities due to credit spread widening, offset by positive operating cash flows. In addition, the Company increased its investment in short-term securities in preparation for funding liability outflows and to maintain higher than average liquidity while waiting for market and asset valuations to stabilize. Mortgage loans increased due to diversification opportunities.

Limited partnerships and other alternative investments decreased by $213 during 2008. The Company continuously evaluates its allocation to limited partnerships and other alternative investments and has taken steps to reduce its exposure to hedge funds, most of which will occur in 2009. In addition, HIMCO does not expect significant additions to limited partnerships and other alternative investments in 2009 except for unfunded commitments. HIMCO closely monitors the impact of these investments in relationship to the overall investment portfolio and the consolidated balance sheets.

The following table summarizes the Company’s limited partnerships and other alternative investments.

Composition of Limited Partnerships and Other Alternative Investments

	December 31,		December 31,
	2008		2007
	Amount	Percent	Amount	Percent

Hedge funds(1)	$263	25.5%	$514	41.3%
Mortgage and real estate(2)	228	22.1%	272	21.8%
Mezzanine debt(3)	78	7.5%	61	4.9%
Private equity and other(4)	464	44.9%	399	32.0%

Total	$1,033	100.0%	$1,246	100.0%

(1)	Hedge funds include investments in funds of funds as well as direct funds. The hedge funds of funds invest in approximately 25 to 50 different hedge funds within a variety of investment styles. Examples of hedge fund strategies include long/short equity or credit, event driven strategies and structured credit.

(2)	Mortgage and real estate funds consist of investments in funds whose assets consist of mortgage loans, participations in mortgage loans, mezzanine loans or other notes which may be below investment grade credit quality as well as equity real estate. Also included is the investment in a real estate joint venture.

(3)	Mezzanine debt funds consist of investments in funds whose assets consist of subordinated debt that often times incorporates equity-based options such as warrants and a limited amount of direct equity investments.

(4)	Private equity and other funds primarily consist of investments in funds whose assets typically consist of a diversified pool of investments in small non-public businesses with high growth potential.

Investment Results

The following table summarizes the Company’s net investment income.

	2008		2007		2006
(Before-tax)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)

Fixed maturities(2)	$2,487	5.2%	$2,710	6.0%	$2,459	5.8%
Equity securities, available-for-sale	38	5.3%	48	7.2%	12	4.3%
Mortgage loans	251	5.6%	227	6.4%	126	6.4%
Policy loans	136	6.5%	132	6.5%	140	7.0%
Limited partnerships and other alternative investments	(203)	(16.8)%	112	13.0%	67	12.5%
Other(3)	(43)	—	(125)	—	(26)	—
Investment expense	(49)	—	(56)	—	(50)	—

Total net investment income (loss)	$2,617	4.7%	$3,048	6.1%	$2,728	5.8%

(1)	Yields calculated using investment income before investment expenses divided by the monthly weighted average invested assets at cost, amortized cost, or adjusted carrying value, as applicable excluding collateral received associated with the securities lending program and consolidated variable interest entity minority interests. Included in the fixed maturity yield is Other income (loss) as it primarily relates to fixed maturities (see footnote (3) below). Included in the total net investment income yield is investment expense.

(2)	Includes net investment income on short-term bonds.

(3)	Includes fees associated with securities lending activities of $60, $84 and $0, respectively, for the years ended December 31, 2008, 2007 and 2006. The income from securities lending activities is included within fixed maturities. Also included are derivatives that qualify for hedge accounting under SFAS 133. These derivatives hedge fixed maturities.

Year ended December 31, 2008 compared to the year ended December 31, 2007

Net investment income decreased $431, or 14%, for the year ended December 31, 2008, compared to the prior year period. The decrease in net investment income was primarily due to a negative investment yield for limited partnership and other alternative investments and a lower yield on variable rate securities due to declines in short term interest rates, increased allocation to lower yielding U.S. Treasuries and short-term investments. The decrease in limited partnerships and other alternative investments yield was largely due to negative returns on hedge funds and real estate partnerships as a result of the lack of liquidity in the financial markets and a wider credit spread environment. Based upon the current interest rate and credit environment, the Company expects a slightly higher average portfolio yield for 2009 as compared to 2008.

Year ended December 31, 2007 compared to the year ended December 31, 2006

Net investment income increased $320, or 12%, for the year ended December 31, 2007, compared to the prior year period. The increase in net investment income was primarily due to a higher average invested asset base and a higher total portfolio yield. The increase in the average invested assets base as compared to the prior year period was primarily due to positive operating cash flows, investment contract sales such as retail and institutional notes, and universal life-type product sales. Limited partnerships and other alternative investments contributed to the increase in income compared to the prior year period, despite a lower yield, due to a greater allocation of investments to this asset class. While the limited partnership and other alternative investment yield continued to exceed the overall portfolio yield, it decreased compared to the prior year period primarily due to the market performance of the Company’s hedge fund investments largely due to disruptions in the credit market associated with structured securities.

The following table summarizes the Company’s net realized capital gains and losses results.

(Before-tax)	2008	2007	2006

Gross gains on sale	$383	$187	$199
Gross losses on sale	(359)	(142)	(235)
Impairments	(1,888)	(339)	(71)
Japanese fixed annuity contract hedges, net(1)	64	18	(17)
Periodic net coupon settlements on credit derivatives/Japan	(34)	(40)	(48)
SFAS 157 transition impact(2)	(788)	—	—
Results of variable annuity hedge program
U.S. GMWB derivatives, net	(631)	(277)	(26)
Macro hedge program	74	(12)	(14)

Total results of variable annuity hedge program	(557)	(289)	(40)
GMIB/GMAB/GMWB reinsurance	(1,986)	(155)	(53)
Other, net(3)	(486)	(174)	(34)

Net realized capital losses, before-tax	$(5,651)	$(934)	$(299)

(1)	Relates to the Japanese fixed annuity product (product and related derivative hedging instruments excluding periodic net coupon settlements).

(2)	Includes SFAS 157 implementation losses of $616 related to GMWB embedded derivatives and $148 and $24 related to free standing derivatives associated with the reinsurance of GMIB and GMAB liabilities, respectively.

(3)	Primarily consists of changes in fair value on non-qualifying derivatives, hedge ineffectiveness on qualifying derivative instruments, foreign currency gains and losses, and other investment gains and losses.

The circumstances giving rise to the changes in these components are as follows:

Year ended December 31, 2008 compared to the years ended December 31, 2007 and 2006

Gross Gains and Losses on Sale	•	Gross gains and losses on sales for the year ended December 31, 2008 primarily resulted from the decision to reallocate the portfolio to securities with more favorable risk/return profiles. Also included was a gain of $141 from the sale of a synthetic CDO, as well as losses on sales of HIMCO managed CLOs in the first quarter. For more information regarding these CLO losses, refer to the Variable Interest Entities section below. During the year ended December 31, 2008, securities sold at a loss were depressed, on average, approximately 2% at the respective period’s impairment review date and were deemed to be temporarily impaired.
	•	Gross gains and losses on sales for the year ended December 31, 2007 were primarily comprised of corporate securities. During the year ended December 31, 2007, securities sold at a loss were depressed, on average, approximately 1% at the respective period’s impairment review date and were deemed to be temporarily impaired.
	•	Gross gains on sales for the year ended December 31, 2006 were primarily within fixed maturities and were concentrated in corporate, U.S. government, and foreign government securities. Gross losses on sale for the year ended December 31, 2006 were primarily within fixed maturities and were concentrated in the corporate and CMBS sectors.
Impairments	•	See the Other-Than-Temporary Impairments section that follows for information on impairment losses.
SFAS 157	•	See Note 3 in the Notes to the Consolidated Financial Statements for a discussion of the SFAS 157 transition impact.
Variable Annuity Hedge Program	•	See Note 3 in the Notes to the Consolidated Financial Statements for a discussion of variable annuity hedge program gains and losses.
Other	•	Other, net losses for the year ended December 31, 2008 were primarily related to net losses of $304 related to transactional foreign currency losses predominately on the internal reinsurance of the Japan variable annuity business, which is entirely offset in AOCI, resulting from appreciation of the Yen and credit derivatives losses of $191 due to significant credit spread widening. Also included were losses on HIMCO managed CLOs in the first quarter and derivative related losses of $39 in the third quarter due to counterparty default related to the bankruptcy of Lehman Brothers Holdings Inc. For more information regarding the CLO losses, refer to the Variable Interest Entities section below.
	•	Other, net losses for the year ended December 31, 2007 were primarily driven by the change in value of non-qualifying derivatives due to credit spread widening as well as fluctuations in interest rates and foreign currency exchange rates. Credit spreads widened primarily due to the deterioration in the U.S. housing market, tightened lending conditions and the market’s flight to quality securities.
	•	Other, net losses for the year ended December 31, 2006 were primarily driven from the change in value of non-qualifying derivatives due to fluctuations in interest rates and foreign currency exchange rates. These losses were partially offset by a before-tax benefit of $25 received from the WorldCom security settlement.

Separate Account Products

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. The Company’s separate accounts reflect accounts wherein the policyholder assumes substantially all the risk and reward. Investment objectives for separate accounts, which consist of the participants’ account balances, vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. Separate account products include variable annuities, variable universal life insurance contracts, 401(K) and variable corporate owned life insurance. As of December 31, 2008 and 2007, the Company’s separate accounts totaled $129.8 billion and $199.3 billion, respectively.

Securities Lending

The Company participates in securities lending programs to generate additional income, whereby certain domestic fixed income securities are loaned from the Company’s portfolio to qualifying third party borrowers, in return for collateral in the form of cash or U.S. government securities. Borrowers of these securities provide collateral of 102% of the market value of the loaned securities and can return the securities to the Company for cash at varying maturity dates. As of December 31, 2008, the Company loaned securities with a fair value of $1.8 billion and had received collateral against the loaned securities in the amount of $1.8 billion. The Company reduced its securities lending program by approximately $300 since December 31, 2007 and plans to significantly reduce its term lending program in 2009 as securities mature.

The following table represents when the borrowers can return the loaned securities to the Company and, in turn, when the cash collateral would be returned to the borrower.

December 31, 2008
Cash Collateral

Thirty days or less	$810
Thirty one to 90 days	342
Over three to six months	261
Over six to nine months	424

Total	$1,837

Variable Interest Entities (“VIE”)

The Company is involved with variable interest entities primarily through its affiliate, Hartford Investment Management Company (“HIMCO”) as a collateral manager and as an investor through normal investment activities. The Company’s involvement includes providing investment management and administrative services for a fee and holding ownership or other interests as an investor.

VIEs may or may not be consolidated on the Company’s consolidated financial statements. When the Company is the primary beneficiary of the VIE, all of the assets and liabilities of the VIE are consolidated into the Company’s financial statements. The Company also reports a liability for the portion of the VIE that represents the minority interest of other investors in the VIE. When the Company concludes that it is not the primary beneficiary of the VIE, only the fair value of the Company’s interest in the VIE is recorded in the Company’s financial statements.

At December 31, 2007, HIMCO was the collateral manager of four VIEs with provisions that allowed for termination if the fair value of the aggregate referenced bank loan portfolio declined below a stated level. These VIEs were market value CLOs that invested in senior secured bank loans through total return swaps. Two of these market value CLOs were consolidated, and two were not consolidated. During the first quarter of 2008, the fair value of the aggregate referenced bank loan portfolio declined below the stated level in all four market value CLOs and the total return swap counterparties terminated the transactions. Three of these CLOs were restructured from market value CLOs to cash flow CLOs without market value triggers and the remaining CLO terminated in January 2009. The Company realized a capital loss of $50, before-tax, from the termination of these CLOs. In connection with the restructurings, the Company purchased interests in two of the resulting VIEs, one of which the Company is the primary beneficiary. These purchases resulted in an increase in the Company’s maximum exposure to loss for both consolidated and non-consolidated VIEs.

As of December 31, 2008 and 2007, the Company had relationships with five and six VIEs, respectively, where the Company was the primary beneficiary. The following table sets forth the carrying value of assets and liabilities, and the Company’s maximum exposure to loss on these consolidated VIEs.

	December 31, 2008			December 31, 2007
			Maximum			Maximum
	Total	Total	Exposure	Total	Total	Exposure
	Assets	Liabilities(1)	to Loss(2)	Assets	Liabilities(1)	to Loss

CLOs	$339	$89	$237	$128	$73	$74
Limited partnerships	151	72	79	309	121	188
Other investments	249	103	166	296	126	178

Total	$739	$264	$482	$733	$320	$440

(1)	Creditors have no recourse against the Company in the event of default by the VIE.

(2)	The Company’s maximum exposure to loss represents the maximum loss amount that the Company could recognize as a reduction in net investment income or as a realized capital loss and is the consolidated assets net of liabilities at cost. The Company has no implied or unfunded commitments to these VIEs.

CLOs represent one fund at December 31, 2008, which is a cash flow CLO financed by issuing debt in tranches of varying seniority and is a VIE due to the lack of voting equity in the capital structure. HIMCO provides collateral management services to the CLO and earns a fee for those services and the Company has investments in debt issued by the CLO. Taking those interests into consideration, the Company has performed a quantitative analysis and determined that it will absorb a majority of the expected losses or residual returns in the fund and as a result is the primary beneficiary. Consolidated assets are classified in cash and fixed maturities and consolidated liabilities are classified in other liabilities. At December 31, 2007, CLOs represent two market value CLOs, one of which converted to the cash flow CLO described above and the second which terminated during the fourth quarter of 2008.

At December 31, 2008 and 2007, limited partnerships represent investments in two hedge funds that are financed by issuing equity shares to investors, and are VIEs based on the lack of decision making ability held by the equity investors. The primary source of variability generated by these VIEs is the fund’s investment portfolio and that variability is passed to equity holders. The Company holds a majority interest in the equity of the funds and as a result will absorb the majority of the funds expected losses or residual returns and therefore is the primary beneficiary. Consolidated assets and liabilities are classified in other investments and other liabilities, respectively.

Other investments at December 31, 2008 consist of two investment trusts that are financed by issuing beneficial interests that do not have voting rights to investors. The Company holds a majority of the beneficial interests issued by these trusts and as the majority holder, will absorb a majority of expected losses or residual returns and therefore is the primary beneficiary. The Company was not the primary beneficiary of one of those trusts at December 31, 2007. Consolidated assets and liabilities are classified in fixed maturities and other liabilities, respectively. At December 31, 2007, other investments included two investment trusts, one of which has liquidated and the second remains at December 31, 2008.

As of December 31, 2008 and 2007, the Company also held significant variable interests in three and four VIEs, respectively, where the Company is not the primary beneficiary. That determination has been made based on a quantitative analysis of whether the Company will absorb a majority of the expected losses or residual returns of the VIE, considering its variable interests, as well as, those of other variable interest holders. These investments have been held by the Company for two years.

The following table sets forth the carrying value of assets and liabilities that relate to the Company’s variable interests in unconsolidated VIEs and the Company’s maximum exposure to loss resulting from involvement with those VIEs.

	December 31, 2008			December 31, 2007
			Maximum			Maximum
			Exposure			Exposure
	Assets	Liabilities	to Loss	Assets	Liabilities	to Loss

CLOs	$280	$—	$316	$11	$—	$14
CDOs	3	—	13	61	—	86

Total(1)	$283	$—	$329	$72	$—	$100

(1)	Maximum exposure to loss represents the Company’s investment in securities issued by CLOs/CDOs at cost. The Company has no implied or unfunded commitments to these VIEs.

At December 31, 2008, CLOs include one fund that is financed by issuing debt securities in tranches of varying seniority. That fund is a cash flow CLO and a VIE due to the lack of voting equity in its capital structure. The Company holds variable interests through fees earned by HIMCO as the collateral manager and investments in debt issued by the fund with a carrying amount at December 31, 2008 of $280. At December 31, 2007, CLOs represent two market value CLOs, one of which converted to the cash flow CLO described above and the second for which the Company is no longer involved with following its conversion from a market value to a cash flow CLO.

At December 31, 2008 and 2007, CDOs consist of two VIEs that are financed by issuing debt having no voting rights to investors. The Company has variable interests in each CDO by virtue of its investment in that debt and fees received by HIMCO as the collateral manager. The carrying amount of the investment in debt issued by the CDO is $3 at December 31, 2008 and is classified in fixed maturities.

Other-Than-Temporary Impairments

The Company has a comprehensive security monitoring process overseen by a committee of investment and accounting professionals that, on a quarterly basis, identifies securities that could potentially be other-than-temporarily impaired. When a security is deemed to be other-than-temporarily impaired, its cost or amortized cost is written down to current fair value and a realized loss is recorded in the Company’s consolidated statements of operations. For fixed maturities, the Company accretes the new cost basis to par or to the estimated future value over the expected remaining life of the security by adjusting the security’s yield. For further discussion regarding the Company’s other-than-temporary impairment policy, see “Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities” included in the Critical Accounting Estimates section of the MD&A and Note 1 of Notes to Consolidated Financial Statements.

The following table identifies the Company’s other-than-temporary impairments by type.

	2008	2007	2006

ABS
Sub-prime residential mortgages	$214	$188	$1
Other	11	18	7
CMBS
Bonds	55	6	—
IOs	68	—	1
CRE CDOs	212	—	—
CMOs/MBS	29	—	—
Corporate
Financial Services	803	40	—
Other	325	64	59
Equities
Financial Services	128	—	—
Other	28	18	3
Other	15	5	—

Total other-than-temporary impairments	$1,888	$339	$71

The following discussion provides an analysis of significant other-than-temporary impairments (“impairments”) recognized during 2008, 2007 and 2006 and the related circumstances giving rise to the impairments.

2008

For the year ended December 31, 2008, impairments of $1,888 were concentrated in subordinated fixed maturities within the financial services sector, as well as, in CMBS and sub-prime ABS securities.

Of the $931 of impairments on financial services companies for 2008, the Company does not anticipate substantial recovery of $224 due to bankruptcy, financial restructurings or concerns about the issuer’s ability to continue to make contractual payments. The remaining balance primarily relates to securities that experienced extensive credit spread widening and the Company could not reasonably assert that the security would recover in value in a reasonable period of time or the Company did not wish to assert its intent to hold the security until recovery. To the extent the Company does not sell these securities, the Company expects to recover principal and interest in accordance with the security’s contractual terms over a period up to and including the security’s contractual maturity.

Impairments on securitized securities totaled $589 for the year ended December 31, 2008. For these securities, the Company determines impairments by modeling cash flows in a severe negative economic outlook scenario. If the results of this cash flow modeling result in an economic loss, an impairment was taken. The Company continues to receive contractual principal and interest payments on the majority of CMBS and sub-prime ABS securities impaired, however the Company is uncertain of its ability to recover principal and interest in accordance with the security’s original contractual terms.

The remaining impairments of $368 were primarily recorded on securities in various sectors, primarily high yield non-financial services corporate securities that experienced significant credit spread widening and for which the Company was uncertain of its intent to retain the investments for a period of time sufficient to allow for recovery.

2007

For the year ended December 31, 2007, impairments of $339 were concentrated in securitized assets and corporate fixed maturities. Impairments for securitized assets totaled $212 and were primarily on securities backed by sub-prime residential mortgage loans rated A and below in the 2006 and 2007 vintage years. Impairments on corporate fixed maturities of $104 were primarily within the financial services and home builders sectors. The majority of these securities experienced extensive credit spread widening and the Company could not reasonably assert that the security would recover in value in a reasonable period of time. For the majority of these securities, the Company expects to recover principal and interest substantially greater than what the market price indicates.

The remaining impairments were primarily recorded on securities in various sectors that had declined in value for which the Company was uncertain of its intent to retain the investments for a period of time sufficient to allow for recovery.

2006

For the year ended December 31, 2006, impairments were primarily recorded on corporate fixed maturities and ABS. In fixed maturities, impairments were across over 25 issuers with individually significant impairments (i.e., $10 or greater) recorded on any single security or issuer. The impairments on ABS primarily related to investments backed by aircraft lease receivables. Impairments resulted from higher than expected maintenance expenses.

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

Other than U.S. government and certain U.S. government agencies backed by the full faith and credit of the U.S. government, the Company’s exposures to credit concentration risk of single issuers greater than 10% of the Company’s stockholders’ equity, are as follows:

	December 31, 2008
		Percentage of
	Fair Value	Stockholders’ Equity

Government of Japan	$1,869	99%
JPMorgan Chase & Company	263	14%
General Electric Company	231	12%
Credit Suisse Group	202	11%
Citigroup Inc.	185	10%
Verizon Communications	179	10%

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

The Company minimizes the credit risk of derivative instruments by entering into transactions with high quality counterparties rated A2/A or better, which are monitored and evaluated by the Company’s risk management team and reviewed by senior management. In addition, the internal compliance unit monitors counterparty credit exposure on a monthly basis to ensure compliance with Company policies and statutory limitations. The Company also maintains a policy of requiring that derivative contracts, other than exchange traded contracts, currency forward contracts, and certain embedded derivatives, be governed by an International Swaps and Derivatives Association Master Agreement which is structured by legal entity and by counterparty and permits right of offset.

The Company has developed credit exposure thresholds which are based upon counterparty ratings. Credit exposures are measured using the market value of the derivatives, resulting in amounts owed to the Company by its counterparties or potential payment obligations from the Company to its counterparties. Credit exposures are generally quantified daily based on the prior business day’s market value and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of derivatives exceeds the contractual thresholds. In accordance with industry standards and the contractual agreements, collateral is typically settled on the next business day. The Company has exposure to credit risk for amounts below the exposure thresholds which are uncollateralized, as well as, for market fluctuations that may occur between contractual settlement periods of collateral movements.

Excluding reinsurance contracts accounted for as derivatives, the maximum uncollateralized threshold for a derivative counterparty for a single legal entity is $10. The Company currently transacts derivatives in two legal entities and therefore the maximum combined threshold for a single counterparty over all legal entities that use derivatives is $20. In addition, the Company may have exposure to multiple counterparties in a single corporate family due to a common credit support provider. As of December 31, 2008, the maximum combined threshold for all counterparties under a single credit support provider over all legal entities that use derivatives is $40. Based on the contractual terms of the collateral agreements, these thresholds may be immediately reduced due to a downgrade in a counterparty’s credit rating.

For the year ended December 31, 2008, the Company has incurred losses of $39 on derivative instruments due to counterparty default related to the bankruptcy of Lehman Brothers Holdings Inc. These losses were a result of the contractual collateral threshold amounts and open collateral calls in excess of such amounts immediately prior to the bankruptcy filing, as well as, interest rate and credit spread movements from the date of the last collateral call to the date of the bankruptcy filing.

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

The credit default swaps are carried on the balance sheet at fair value. The Company received upfront premium payments on certain credit default swaps, which reduces the Company’s overall credit exposure. The following table summarizes the credit default swaps used by the Company to manage credit risk within the portfolio, excluding credit default swaps with offsetting positions.

Credit Default Swaps

	December 31, 2008			December 31, 2007
		Initial			Initial
	Notional	Premium		Notional	Premium
	Amount	Received	Fair Value	Amount	Received	Fair Value

Assuming credit risk	$834	$(1)	$(306)	$1,718	$(101)	$(234)
Reducing credit risk	2,633	(1)	246	3,494	(1)	56

Total credit default swaps	$3,467	$(2)	$(60)	$5,212	$(102)	$(178)

During 2008, the Company continued to reduce overall credit risk exposure to general credit spread movements by both reducing and rebalancing the total notional amount of the credit default swap portfolio. In addition, all credit derivatives that reference the first loss position of a basket of corporate issuers were terminated during 2008. The Company’s credit default swap portfolio has experienced and may continue to experience market value fluctuations based upon certain market conditions, including credit spread movement of specific referenced entities. For the year ended December 31, 2008, the Company realized losses of $102, including net periodic coupon settlement, on credit default swaps.

Prior to the first quarter of 2008, the Company also assumed credit exposure through credit index swaps referencing AAA rated CMBS indices. During the first and second quarter of 2008, the Company realized a loss of $56 and $1, before-tax, respectively, as a result of these swaps maturing as well as the Company eliminating exposure to the remaining swaps by entering into offsetting positions. As of December 31, 2008, the Company does not have exposure to CMBS through credit derivatives.

Available-for-Sale Securities

The following table identifies fixed maturities by credit quality. The ratings referenced below are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company’s internal analysis of such securities.

Fixed Maturities by Credit Quality

	December 31, 2008			December 31, 2007
			Percent			Percent
			of Total			of Total
	Amortized	Fair	Fair	Amortized	Fair	Fair
	Cost	Value	Value	Cost	Value	Value

AAA	$10,316	$7,368	18.6%	$14,217	$13,879	30.5%
AA	7,304	5,704	14.4%	6,015	5,700	12.5%
A	11,590	9,626	24.4%	10,887	10,999	24.1%
BBB	10,292	8,288	21.0%	9,980	9,937	21.8%
United States Government/Government agencies	7,200	7,289	18.4%	3,262	3,295	7.2%
BB & below	1,742	1,285	3.2%	1,847	1,801	3.9%

Total fixed maturities	$48,444	$39,560	100.0%	$46,208	$45,611	100.0%

The Company’s investment ratings as a percentage of total fixed maturities experienced a downward shift from AAA since December 31, 2007 primarily due to rating agency downgrades of monoline insurers, as well as, downgrades of sub-prime, CMBS, and financial services sector securities. The movement in both government rated and BB & below securities is attributable to efforts to reallocate the portfolio to higher quality, risk adverse assets through purchases of U.S. Treasuries and sales of high yield securities. The following table identifies available-for-sale securities by type.

	Available-for-Sale Securities by Type
	December 31, 2008					December 31, 2007
	Cost or	Gross	Gross		Percent of	Cost or	Gross	Gross		Percent of
	Amortized	Unrealized	Unrealized	Fair	Total Fair	Amortized	Unrealized	Unrealized	Fair	Total Fair
	Cost	Gains	Losses	Value	Value	Cost	Gains	Losses	Value	Value

ABS
Auto	$432	$—	$(106)	$326	0.8%	$536	$1	$(12)	$525	1.2%
Collateralized loan obligations (“CLOs”)(1)	2,107	—	(537)	1,570	4.0%	1,841	—	(79)	1,762	3.9%
Credit cards	751	—	(152)	599	1.5%	826	2	(18)	810	1.8%
Residential mortgage backed (“RMBS”)(2)	2,171	4	(769)	1,406	3.6%	2,558	6	(294)	2,270	5.0%
Student loan	697	—	(254)	443	1.1%	719	—	(37)	682	1.5%
Other(3)	937	5	(316)	626	1.6%	1,122	15	(79)	1,058	2.2%
CMBS
Agency backed(4)	243	8	—	251	0.6%	249	6	—	255	0.6%
Bonds	7,160	1	(2,719)	4,442	11.2%	8,351	75	(239)	8,187	17.9%
CRE CDOs	1,566	2	(1,170)	398	1.0%	1,872	—	(319)	1,553	3.4%
Interest only (“IOs”)	840	12	(196)	656	1.7%	1,043	78	(14)	1,107	2.4%
CMOs
Agency backed	539	30	(3)	566	1.4%	793	18	(3)	808	1.8%
Non-agency backed(5)	320	—	(102)	218	0.6%	411	4	(2)	413	0.9%
Corporate (6)
Basic industry	1,459	5	(233)	1,231	3.1%	1,552	45	(19)	1,578	3.5%
Capital goods	1,656	26	(201)	1,481	3.7%	1,460	72	(14)	1,518	3.3%
Consumer cyclical	1,588	29	(244)	1,373	3.5%	1,886	72	(34)	1,924	4.2%
Consumer non-cyclical	2,455	46	(172)	2,329	5.9%	2,023	72	(19)	2,076	4.6%
Energy	1,320	19	(118)	1,221	3.1%	1,117	53	(8)	1,162	2.5%
Financial services	5,563	163	(994)	4,732	12.0%	6,906	184	(308)	6,782	14.9%
Technology and communications	2,597	69	(248)	2,418	6.1%	2,455	141	(22)	2,574	5.6%
Transportation	410	8	(67)	351	0.9%	312	10	(7)	315	0.7%
Utilities	3,189	76	(376)	2,889	7.3%	2,797	138	(70)	2,865	6.3%
Other(7)	1,015	—	(305)	710	1.8%	1,420	20	(70)	1,370	3.0%
Government/Government agencies Foreign	2,094	86	(33)	2,147	5.4%	465	35	(2)	498	1.1%
United States	5,033	75	(39)	5,069	12.8%	516	14	(1)	529	1.2%
MBS	1,385	23	(5)	1,403	3.5%	1,750	15	(15)	1,750	3.8%
Municipal	917	8	(220)	705	1.8%	1,226	32	(20)	1,238	2.7%
Redeemable preferred stock	—	—	—	—	—	2	2	(2)	2	—

Fixed maturities	$48,444	$695	$(9,579)	$39,560	100.0%	$46,208	$1,110	$(1,707)	$45,611	100.0%
Equity securities, available-for-sale Financial Services	334	—	(107)	227		515	—	(45)	470
Other	276	3	(77)	202		248	10	(6)	252

Total securities, available-for-sale	$49,054	$698	$(9,763)	$39,989		$46,971	$1,120	$(1,758)	$46,333

(1)	As of December 31, 2008, 99% of these senior secured bank loan CLOs were AAA rated with an average subordination of 29%.

(2)	Includes securities with an amortized cost and fair value of $9 and $6, respectively, as of December 31, 2008, and $30 and $28, respectively, as of December 31, 2007, which were backed by pools of loans issued to prime borrowers. Includes securities with an amortized cost and fair value of $86 and $58, respectively, as of December 31, 2008, and $91 and $82, respectively, as of December 31, 2007, which were backed by pools of loans issued to Alt-A borrowers.

(3)	Includes CDO securities with an amortized cost and fair value of $8 and $5, respectively, as of December 31, 2008, and $16 and $15, respectively, as of December 31, 2007 that contain a below-prime residential mortgage loan component. Typically these CDOs are also backed by assets other than below-prime loans.

(4)	Represents securities with pools of loans by the Small Business Administration whose issued loans are backed by the full faith and credit of the U.S. government.

(5)	Includes securities with an amortized cost and fair value of $170 and $108, respectively, as of December 31, 2008, and $212 as of December 31, 2007 which were backed by pools of loans issued to Alt-A borrowers.

(6)	As of December 31, 2008 and 2007, 95% and 93%, respectively, of corporate securities were rated investment grade.

(7)	Includes structured investments with an amortized cost and fair value of $326 and $222, respectively, as of December 31, 2008, and $561 and $523, respectively, as of December 31, 2007. The underlying securities supporting these investments are primarily diversified pools of investment grade corporate issuers which can withstand a 15% cumulative default rate, assuming a 35% recovery.

The Company’s investment sector allocations as a percentage of total fixed maturities have significantly changed since December 31, 2007 primarily due to efforts to reallocate the portfolio to higher quality, risk adverse assets, such as U.S. government/government agencies, and recession resistance sectors, such as consumer non-cyclical, while reducing its exposure to CMBS, financial services and consumer cyclical sectors.

The available-for-sale net unrealized loss position increased $8.4 billion since December 31, 2007 primarily as a result of credit spread widening, partially offset by declining interest rates and impairments. Credit spreads widened primarily due to continued deterioration in the U.S. housing market, tightened lending conditions and the market’s flight to quality securities, as well as, a U.S. recession and a declining global economy. Despite steps taken by the government to stabilize the financial system, liquidity and confidence in the markets have not yet been restored. The sectors most significantly impacted include financial services, residential and commercial mortgage backed investments, and consumer loan backed investments. The following sections illustrate the Company’s holdings and provide commentary on these sectors.

Financial Services

Financial companies remain under significant stress driven initially by the housing market collapse which led to massive asset write-downs, an inability to source capital, funding pressure and a loss of confidence in the financial system. Numerous government initiatives were put forth over the course of 2008 to address the seizure in the financial and capital markets, including the injection of capital into financial institutions through the Treasury’s Capital Purchase Program, and the establishment of the FDIC Temporary Liquidity Guarantee Program (“TLGP”) whereby the FDIC guarantees newly issued unsecured debt for participating institutions. While the government’s efforts have provided some stability, financial institutions remain vulnerable to ongoing asset write-downs, increasing credit losses associated with a deteriorating economy, weak earnings prospects, and potentially the need for additional capital if losses further weaken current capital positions.

The Company has exposure to the financial services sector predominantly through banking, insurance and finance firms. A comparison of fair value to amortized cost is not indicative of the pricing of individual securities as rating downgrades and impairments have occurred. The following table represents the Company’s exposure to the financial services sector included in the corporate and equity securities, available-for-sale lines in the Available-for-Sale Securities by Type table above. Of the Company’s $5.0 billion on a fair value basis $2.4 billion is senior debt, $1.3 billion is subordinate and Tier 2 holdings and $1.2 billion is Tier 1 and preferred exposure. Our exposure to European financial institutions comprises $493 of senior debt, $613 of subordinate and Tier 2 holdings and $468 of Tier 1 and preferred holdings.

	Financial Services by Credit Quality
	December 31, 2008			December 31, 2007
			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value

AAA	$463	$394	8.0%	$404	$397	5.5%
AA	1,422	1,240	25.0%	2,200	2,131	29.4%
A	3,386	2,834	57.1%	3,780	3,752	51.7%
BBB	537	411	8.3%	795	739	10.2%
BB & below	89	80	1.6%	242	233	3.2%

Total	$5,897	$4,959	100.0%	$7,421	$7,252	100.0%

The following table represents Hartford Life Insurance Company’s, exclusive of its wholly-owned subsidiaries, exposure to the financial services sector. Of the Company’s $2.8 billion on a fair value basis, $1.3 billion is senior debt, $0.8 billion is subordinate and Tier 2 holdings and $0.7 billion is Tier 1 and preferred exposure. Our exposure to European financial institutions comprises $247 of senior debt, $394 of subordinate and Tier 2 holdings and $274 of Tier 1 and preferred holdings.

	Financial Services by Credit Quality
	December 31, 2008			December 31, 2007
			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value

AAA	$169	$122	4.3%	$300	$296	6.8%
AA	778	697	24.5%	1,205	1,157	26.7%
A	2,087	1,724	60.7%	2,321	2,313	53.3%
BBB	299	229	8.1%	438	399	9.2%
BB & below	71	68	2.4%	179	171	4.0%

Total	$3,404	$2,840	100.0%	$4,443	$4,336	100.0%

Sub-Prime Residential Mortgage Loans

The Company has exposure to sub-prime and Alt-A residential mortgage backed securities included in the Available-for-Sale Securities by Type table above. These securities continue to be affected by uncertainty surrounding the decline in home prices, negative technical factors and deterioration in collateral performance.

The following table presents the holdings of Hartford Life Insurance Company and its wholly-owned subsidiaries’ exposure to ABS supported by sub-prime mortgage loans by current credit quality and vintage year, including direct investments in CDOs that contain a sub-prime loan component, included in the RMBS and ABS other line in the Available-for-Sale Securities by Type table above. A comparison of fair value to amortized cost is not indicative of the pricing of individual securities as rating downgrades and impairments have occurred. Credit protection represents the current weighted average percentage, excluding wrapped securities, of the outstanding capital structure subordinated to the Company’s investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. The table below excludes the Company’s exposure to Alt-A residential mortgage loans, with an amortized cost and fair value of $256 and $166, respectively, as of December 31, 2008, and $303 and $294, respectively, as of December 31, 2007. These securities were primarily backed by 2007 vintage year collateral and rated A and above.

Sub-Prime Residential Mortgage Loans(1)(2)(3)(4)

	December 31, 2008(5)
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair		Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Amortized Cost	Value

2003 & Prior	$26	$22	$129	$109	$48	$35	$17	$13	$34	$19	$254	$198
2004	108	79	303	240	—	—	8	7	—	—	419	326
2005	73	56	525	353	138	70	24	16	22	18	782	513
2006	45	41	109	50	10	5	87	35	96	36	347	167
2007	42	27	40	9	33	15	35	19	132	73	282	143

Total	$294	$225	$1,106	$761	$229	$125	$171	$90	$284	$146	$2,084	$1,347

Credit protection	39.3%		48.3%		32.1%		23.5%		20.1%		41.4%

	December 31, 2007
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$50	$49	$180	$168	$79	$66	$6	$5	$7	$6	$322	$294
2004	129	127	304	276	—	—	—	—	—	—	433	403
2005	83	77	762	683	8	5	10	3	29	19	892	787
2006	336	304	48	39	1	1	2	1	3	1	390	346
2007	262	227	66	37	52	44	17	17	19	20	416	345

Total	$860	$784	$1,360	$1,203	$140	$116	$35	$26	$58	$46	$2,453	$2,175

Credit protection	32.3%		47.9%		22.7%		23.1%		19.2%		40.7%

(1)	The vintage year represents the year the underlying loans in the pool were originated.

(2)	The Company’s exposure to second lien residential mortgages is composed primarily of loans to prime and Alt-A borrowers, of which approximately over half were wrapped by monoline insurers. These securities are included in the table above and have an amortized cost and fair value of $120 and $60, respectively, as of December 31, 2008 and $206 and $170, respectively, as of December 31, 2007.

(3)	As of December 31, 2008, the weighted average life of the sub-prime residential mortgage portfolio was 3.8 years.

(4)	Approximately 88% of the portfolio is backed by adjustable rate mortgages.

(5)	The credit qualities above include downgrades which have shifted the portfolio from higher rated assets to lower rated assets since December 31, 2007.

The following table presents the holdings of Hartford Life Insurance Company’s, exclusive of its wholly-owned subsidiaries, exposure to ABS supported by sub-prime mortgage loans by current credit quality and vintage year, including direct investments in CDOs that contain a sub-prime loan component, included in the RMBS and ABS other line in the Available-for-Sale Securities by Type table above. A comparison of fair value to amortized cost is not indicative of the pricing of individual securities as rating downgrades and impairments have occurred. Credit protection represents the current weighted average percentage, excluding wrapped securities, of the outstanding capital structure subordinated to the Company’s investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. The table below does not include the Company’s exposure to Alt-A residential mortgage loans, with an amortized cost and fair value of $151 and $95, respectively, as of December 31, 2008, and $176 and $168, respectively, as of December 31, 2007. These securities were primarily rated AAA and backed by 2007 vintage year collateral.

Sub-Prime Residential Mortgage Loans(1)(2)(3)(4)

	December 31, 2008(5)
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$15	$11	$71	$59	$24	$19	$11	$7	$20	$13	$141	$109
2004	99	72	198	157	—	—	4	3	—	—	301	232
2005	53	40	444	306	83	42	23	16	22	18	625	422
2006	32	29	90	38	8	4	54	23	70	28	254	122
2007	14	9	25	5	21	7	10	6	119	67	189	94

Total	$213	$161	$828	$565	$136	$72	$102	$55	$231	$126	$1,510	$979

Credit protection	39.6%		48.6%		32.0%		24.1%		21.1%		41.5%

	December 31, 2007
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$23	$23	$95	$87	$49	$41	$4	$3	$3	$3	$174	$157
2004	112	111	199	181	—	—	—	—	—	—	311	292
2005	63	58	624	559	8	5	10	4	27	16	732	642
2006	241	217	29	24	—	—	1	1	—	—	271	242
2007	165	143	55	30	37	36	8	8	11	13	276	230

Total	$604	$552	$1,002	$881	$94	$82	$23	$16	$41	$32	$1,764	$1,563

Credit protection	32.7%		48.4%		24.1%		27.9%		23.3%		41.4%

(1)	The vintage year represents the year the underlying loans in the pool were originated.

(2)	The Company’s exposure to second lien residential mortgages is composed primarily of loans to prime and Alt-A borrowers. These securities are included in the table above and have an amortized cost and fair value of $61 and $36, respectively, as of December 31, 2008 and $145 and $118, respectively, as of December 31, 2007.

(3)	As of December 31, 2008, the weighted average life of the sub-prime residential mortgage portfolio was 3.9 years.

(4)	Approximately 93% of the portfolio is backed by adjustable rate mortgages.

(5)	The credit qualities above include downgrades which have shifted the portfolio from higher rated assets to lower rated assets since December 31, 2007.

Commercial Mortgage Loans

The Company has observed weakness in commercial real estate market fundamentals and expects continued pressure on these fundamentals including increased vacancies, rising delinquencies, lower rent growth and declining property values. The following tables represent the Company’s exposure to CMBS bonds, commercial real estate CDOs, and IOs by current credit quality and vintage year. A comparison of fair value to amortized cost is not indicative of the pricing of individual securities as rating downgrades and impairments have occurred. Credit protection represents the current weighted average percentage of the outstanding capital structure subordinated to the Company’s investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. This credit protection does not include any equity interest or property value in excess of outstanding debt.

CMBS — Bonds(1)

	December 31, 2008
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$1,492	$1,365	$259	$179	$71	$40	$11	$8	$23	$16	$1,856	$1,608
2004	365	317	53	22	41	15	20	8	—	—	479	362
2005	561	428	243	93	235	109	48	23	—	—	1,087	653
2006	1,732	1,025	228	76	353	140	354	129	39	12	2,706	1,382
2007	528	256	263	90	102	31	134	59	5	1	1,032	437

Total	$4,678	$3,391	$1,046	$460	$802	$335	$567	$227	$67	$29	$7,160	$4,442

Credit protection	24.7%		18.6%		12.6%		4.9%		4.3%		20.6%

	December 31, 2007
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$1,953	$1,983	$296	$303	$100	$99	$7	$7	$26	$29	$2,382	$2,421
2004	368	370	56	55	53	50	21	19	—	—	498	494
2005	623	615	247	236	255	247	67	65	22	19	1,214	1,182
2006	1,940	1,890	263	254	428	414	392	352	18	17	3,041	2,927
2007	673	662	263	249	102	91	175	158	3	3	1,216	1,163

Total	$5,557	$5,520	$1,125	$1,097	$938	$902	$662	$601	$69	$68	$8,351	$8,187

Credit protection	23.8%		16.4%		13.6%		6.8%
									3.7%		20.6%

(1)	The vintage year represents the year the pool of loans was originated.

The following table presents the holdings of Hartford Life Insurance Company’s, exclusive of its wholly-owned subsidiaries, exposure to CMBS.

CMBS — Bonds(1)

	December 31, 2008
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$747	$675	$111	$79	$30	$19	$7	$4	$14	$10	$909	$787
2004	214	187	18	9	22	9	11	6	—	—	265	211
2005	277	201	168	70	174	87	41	20	—	—	660	378
2006	1,218	716	192	68	277	107	271	99	26	8	1,984	998
2007	319	142	183	71	64	20	106	51	3	1	675	285

Total	$2,775	$1,921	$672	$297	$567	$242	$436	$180	$43	$19	$4,493	$2,659

Credit protection	24.9%		20.9%		13.9%		4.9%		5.2%		20.8%

	December 31, 2007
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$1,116	$1,129	$126	$128	$52	$52	$3	$3	$18	$20	$1,315	$1,332
2004	213	214	21	21	35	33	11	10	—	—	280	278
2005	310	304	168	160	197	193	49	47	22	19	746	723
2006	1,372	1,326	201	195	334	323	306	272	10	9	2,223	2,125
2007	377	369	183	174	64	58	129	117	2	2	755	720

Total	$3,388	$3,342	$699	$678	$682	$659	$498	$449	$52	$50	$5,319	$5,178

Credit protection	24.8%		21.2%		16.7%		7.4%		3.9%		21.5%

(1)	The vintage year represents the year the pool of loans was originated.

The following table presents the holdings of Hartford Life Insurance Company’s and its wholly-owned subsidiaries’ exposure to CMBS CRE CDOs.

CMBS — CRE CDOs(1)(2)(3)

	December 31, 2008(4)
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$127	$43	$90	$28	$59	$14	$48	$6	$30	$5	$354	$96
2004	118	35	16	5	31	9	12	2	13	2	190	53
2005	71	29	58	12	56	10	10	2	1	—	196	53
2006	222	68	83	18	74	19	15	2	—	—	394	107
2007	126	40	106	19	101	10	11	1	—	—	344	70
2008	39	11	22	5	24	3	3	—	—	—	88	19

Total	$703	$226	$375	$87	$345	$65	$99	$13	$44	$7	$1,566	$398

Credit protection	27.1%		21.3%		17.9%		17.0%		57.5%		23.9%

	December 31, 2007
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$270	$228	$70	$58	$31	$22	$7	$7	$—	$—	$378	$315
2004	86	69	16	13	11	8	4	3	—	—	117	93
2005	79	65	34	26	10	7	2	1	—	—	125	99
2006	436	386	142	113	187	145	50	38	—	—	815	682
2007	206	177	129	107	79	63	23	17	—	—	437	364

Total	$1,077	$925	$391	$317	$318	$245	$86	$66	$—	$—	$1,872	$1,553

Credit protection	31.5%		27.1%		16.7%		10.4%		—		27.5%

(1)	The vintage year represents the year that the underlying collateral in the pool was originated. Individual CDO market value is allocated by the proportion of collateral within each vintage year.

(2)	As of December 31, 2008, approximately 30% of the underlying CMBS CRE CDO collateral are seasoned, below investment grade securities.

(3)	For certain CDO’s, the collateral manager has the ability to reinvest proceeds that become available, primarily from collateral maturities. The increase in the 2008 vintage year represents reinvestment under these CDO’s.

(4)	The credit qualities above include downgrades since December 31, 2007.

The following table presents the holdings of Hartford Life Insurance Company’s, exclusive of its wholly-owned subsidiaries, exposure to CMBS CRE CDOs.

CMBS — CRE CDOs(1)(2)(3)

	December 31, 2008(4)
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$120	$40	$65	$17	$20	$4	$26	$3	$18	$3	$249	$67
2004	85	25	13	3	11	3	8	1	8	1	125	33
2005	60	24	50	11	37	6	8	2	—	—	155	43
2006	160	49	60	13	52	14	9	2	—	—	281	78
2007	89	26	79	14	88	9	5	1	—	—	261	50
2008	30	8	17	4	20	2	1	—	—	—	68	14

Total	$544	$172	$284	$62	$228	$38	$57	$9	$26	$4	$1,139	$285

Credit protection	31.1%		20.5%		16.5%		15.7%		59.9%		25.4%

	December 31, 2007
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$182	$153	$48	$38	$13	$10	$5	$4	$—	$—	$248	$205
2004	59	48	13	11	6	5	3	2	—	—	81	66
2005	50	41	32	24	9	7	1	—	—	—	92	72
2006	323	286	113	91	150	118	42	32	—	—	628	527
2007	126	107	90	74	67	53	16	11	—	—	299	245

Total	$740	$635	$296	$238	$245	$193	$67	$49	$—	$—	$1,348	$1,115

Credit protection	34.1%
	24.7%
	17.1%
	10.1%
	—
	28.0%

(1)	The vintage year represents the year that the underlying collateral in the pool was originated. Individual CDO market value is allocated by the proportion of collateral within each vintage year.

(2)	As of December 31, 2008, approximately 28% of the underlying CMBS CRE CDO collateral are seasoned, below investment grade securities.

(3)	For certain CDO’s, the collateral manager has the ability to reinvest proceeds that become available, primarily from collateral maturities. The increase in the 2008 vintage year represents reinvestment under these CDO’s.

(4)	The credit qualities above include downgrades since December 31, 2007.

The following table presents the holdings of Hartford Life Insurance Company’s and its wholly-owned subsidiaries’ exposure to CMBS IOs.

	CMBS IOs (1)
	December 31, 2008		December 31, 2007
	AAA		AAA
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value

2003 & Prior	$295	$287	$367	$411
2004	158	119	209	218
2005	200	136	235	243
2006	93	54	110	113
2007	94	60	122	122

Total	$840	$656	$1,043	$1,107

(1)	The vintage year represents the year the pool of loans was originated

The following table presents the holdings of Hartford Life Insurance Company’s, exclusive of its wholly-owned subsidiaries, exposure to CMBS IOs.

	CMBS IOs(1)
	December 31, 2008		December 31, 2007
	AAA		AAA
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value

2003 & Prior	$131	$127	$178	$200
2004	86	68	118	122
2005	109	74	127	132
2006	45	27	56	58
2007	44	28	58	59

Total	$415	$324	$537	$571

(1)	The vintage year represents the year the pool of loans was originated

In addition to commercial mortgage backed securities, the Company has whole loan commercial real estate investments. The carrying value of mortgage loans on real estate was $4.9 billion and $4.2 billion as of December 31, 2008 and 2007, respectively. The Company’s mortgage loans are collateralized by a variety of commercial and agricultural properties. The mortgage loans are diversified both geographically throughout the United States and by property type.

At December 31, 2008, the Company held delinquent mortgage loans on two properties with a carrying value of $32 which were deemed impaired and accordingly, a valuation allowance of $13 was established. At December 31, 2007, the Company held no impaired, restructured, delinquent or in-process-of-foreclosure mortgage loans and therefore had no valuation allowance.

The following table presents commercial mortgage loans by region and property type.

	Commercial Mortgage Loans on Real Estate by Region
	December 31, 2008		December 31, 2007
	Carrying	Percent of	Carrying	Percent of
	Value	Total	Value	Total

East North Central	$121	2.5%	$101	2.4%
Middle Atlantic	556	11.4%	503	12.1%
Mountain	115	2.3%	101	2.4%
New England	407	8.3%	348	8.4%
Pacific	1,205	24.6%	959	23.0%
South Atlantic	665	13.6%	749	18.0%
West North Central	56	1.1%	25	0.6%
West South Central	205	4.2%	179	4.3%
Other(1)	1,566	32.0%	1,201	28.8%

Total	$4,896	100.0%	$4,166	100.0%

(1)	Includes multi-regional properties.

	Commercial Mortgage Loans on Real Estate by Property Type
	December 31,		December 31,
	2008		2007
	Carrying	Percent of	Carrying	Percent of
	Value	Total	Value	Total

Industrial	$790	16.1%	$424	10.2%
Lodging	383	7.8%	424	10.2%
Agricultural	435	8.9%	236	5.7%
Multifamily	798	16.3%	708	17.0%
Office	1,456	29.8%	1,550	37.2%
Retail	790	16.1%	702	16.8%
Other	244	5.0%	122	2.9%

Total	$4,896	100.0%	$4,166	100.0%

Consumer Loans

The Company continues to see weakness in consumer credit fundamentals. Rising delinquency and loss rates have been driven by the recessionary economy and higher unemployment rates. Delinquencies and losses on consumer loans rose during 2008 and the Company expects this trend to continue in the upcoming year. However, the Company expects its ABS consumer loan holdings to face limited credit concerns, as the borrower collateral quality and structural credit enhancement of the securities are sufficient to absorb a significantly higher level of defaults than are currently anticipated. The following table presents the Company’s exposure to ABS consumer loans by credit quality.

ABS Consumer Loans

	December 31, 2008
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

Auto(1)	$108	$84	$7	$6	$142	$103	$160	$123	$15	$10	$432	$326
Credit card(2)	313	273	6	4	97	86	278	197	57	39	751	599
Student loan(3)	272	143	306	229	119	71	—	—	—	—	697	443

Total	$693	$500	$319	$239	$358	$260	$438	$320	$72	$49	$1,880	$1,368

	December 31, 2007
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

Auto(1)	$204	$201	$7	$7	$151	$148	$154	$150	$20	$19	$536	$525
Credit card(2)	156	157	19	19	130	130	521	504	—	—	826	810
Student loan(3)	290	274	308	293	121	115	—	—	—	—	719	682

Total	$650	$632	$334	$319	$402	$393	$675	$654	$20	$19	$2,081	$2,017

(1)	Includes monoline insured securities with an amortized cost and fair value of $35 and $28, respectively, at December 31, 2008, and amortized cost and fair value of $42 at December 31, 2007. Additionally, approximately 12% of the auto consumer loan-backed securities were issued by lenders whose primary business is to sub-prime borrowers.

(2)	As of December 31, 2008, approximately 8% of the securities were issued by lenders that lend primarily to sub-prime borrowers.

(3)	Includes monoline insured securities with an amortized cost and fair value of $102 and $38, respectively, at December 31, 2008, and amortized cost and fair value of $102 and $93, respectively, at December 31, 2007. Additionally, approximately half of the student loan-backed exposure is guaranteed by the Federal Family Education Loan Program, with the remainder comprised of loans to prime-borrowers.

The following table presents the Hartford Life Insurance Company’s, exclusive of its wholly-owned subsidiaries, exposure to ABS consumer loans by credit quality.

ABS Consumer Loans

	December 31, 2008
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

Auto(1)	$49	$37	$4	$4	$58	$37	$57	$43	$2	$1	$170	$122
Credit card(2)	60	46	—	—	54	50	166	131	50	34	330	261
Student loan(3)	177	101	230	172	63	40	—	—	—	—	470	313

Total	$286	$184	$234	$176	$175	$127	$223	$174	$52	$35	$970	$696

	December 31, 2007
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

Auto(1)	$74	$73	$1	$—	$62	$61	$56	$54	$7	$6	$200	$194
Credit card(2)	61	62	—	—	45	45	316	309	—	—	422	416
Student loan(3)	195	184	229	218	64	60	—	—	—	—	488	462

Total	$330	$319	$230	$218	$171	$166	$372	$363	$7	$6	$1,110	$1,072

(1)	Includes monoline insured securities with an amortized cost and fair value of $33 and $26, respectively, at December 31, 2008, and amortized cost and fair value of $42 at December 31, 2007. Additionally, approximately 15% of the auto consumer loan-backed securities were issued by lenders whose primary business is to sub-prime borrowers.

(2)	As of December 31, 2008, approximately 15% of the securities were issued by lenders that lend primarily to sub-prime borrowers.

(3)	Includes monoline insured securities with an amortized cost and fair value of $2 and $1, respectively, at December 31, 2008, and amortized cost and fair value of $2 at December 31, 2007. Additionally, approximately half of the student loan-backed exposure is guaranteed by the Federal Family Education Loan Program, with the remainder comprised of loans to prime-borrowers.

Monoline Insured Securities

Monoline insurers guarantee the timely payment of principal and interest of certain securities. Municipalities will often purchase monoline insurance to “wrap” a security issuance in order to benefit from better market execution. Rating agency downgrades of bond insurers have not had a significant impact on the fair value of the Company’s insured portfolio; however, these downgrades have caused a downshift in rating quality from AAA rated since December 31, 2007. As of December 31, 2008, the fair value of the Company’s total monoline insured securities was $868, with the fair value of the insured municipal securities totaling $580. At December 31, 2008 and 2007, the overall credit quality of the municipal bond portfolio, including the benefits of monoline insurance, was A+ and AA+, respectively, and excluding the benefits of monoline insurance, the overall credit quality was A+ and AA-, respectively. In addition to the insured municipal securities, as of December 31, 2008, the Company has other insured securities with a fair value of $288. These securities include below prime mortgage-backed securities and other consumer loan receivables discussed above, as well as, corporate securities. The Company also has direct investments in monoline insurers with a fair value of approximately $28 as of December 31, 2008.

Security Unrealized Loss Aging

The following table presents the Company’s unrealized loss aging for available-for-sale securities by length of time the security was in a continuous unrealized loss position.

	Consolidated Securities
	December 31, 2008				December 31, 2007
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
	Items	Cost	Value	Loss	Items	Cost	Value	Loss

Three months or less	1,039	$11,458	$10,538	$(920)	929	$6,580	$6,321	$(259)
Greater than three to six months	596	3,599	2,817	(782)	747	8,023	7,411	(612)
Greater than six to nine months	535	4,554	3,735	(819)	465	5,238	4,795	(443)
Greater than nine to twelve months	360	3,107	2,183	(924)	193	1,917	1,763	(154)
Greater than twelve months	1,626	16,303	9,985	(6,318)	1,165	5,971	5,681	(290)

Total	4,156	$39,021	$29,258	$(9,763)	3,499	$27,729	$25,971	$(1,758)

The following tables present the Company’s unrealized loss aging for available-for-sale securities by length of time the security was in a continuous greater than 20% unrealized loss position.

	Securitized Assets Depressed over 20%
	December 31, 2008				December 31, 2007
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss

Three months or less	709	$8,326	$4,772	$(3,554)	115	$918	$613	$(305)
Greater than three to six months	78	773	315	(458)	18	130	76	(54)
Greater than six to nine months	139	1,686	620	(1,066)	—	—	—	—
Greater than nine to twelve months	91	739	170	(569)	—	—	—	—
Greater than twelve months	17	203	34	(169)	3	33	22	(11)

Total	1,034	$11,727	$5,911	$(5,816)	136	$1,081	$711	$(370)

	All Other Securities Depressed over 20%
	December 31, 2008				December 31, 2007
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss

Three months or less	568	$6,396	$4,210	$(2,186)	52	$65	$50	$(15)
Greater than three to six months	26	224	116	(108)	5	30	5	(25)
Greater than six to nine months	20	250	139	(111)	—	—	—	—
Greater than nine to twelve months	3	99	61	(38)	—	—	—	—
Greater than twelve months	—	—	—	—	1	2	1	(1)

Total	617	$6,969	$4,526	$(2,443)	58	$97	$56	$(41)

	Consolidated Securities Depressed over 20%
	December 31, 2008				December 31, 2007
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss

Three months or less	1,277	$14,722	$8,982	$(5,740)	167	$983	$663	$(320)
Greater than three to six months	104	997	431	(566)	23	160	81	(79)
Greater than six to nine months	159	1,936	759	(1,177)	—	—	—	—
Greater than nine to twelve months	94	838	231	(607)	—	—	—	—
Greater than twelve months	17	203	34	(169)	4	35	23	(12)

Total	1,651	$18,696	$10,437	$(8,259)	194	$1,178	$767	$(411)

The following tables present the Company’s unrealized loss aging for available-for-sale securities (included in the tables above) by length of time the security was in a continuous greater than 20% unrealized loss position.

	Securitized Assets Depressed over 50%
	(included in the depressed over 20% table above)
	December 31, 2008				December 31, 2007
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss

Three months or less	440	$5,156	$1,733	$(3,423)	21	$81	$29	$(52)
Greater than three to six months	36	292	48	(244)	—	—	—	—
Greater than six to nine months	17	124	18	(106)	—	—	—	—
Greater than nine to twelve months	—	—	——	—	—	—	—	—
Greater than twelve months	—	—	——	—	—	—	—	—

Total	493	$5,572	$1,799	$(3,773)	21	$81	$29	$(52)

All Other Securities Depressed over 50%
(included in the depressed over 20% table above)
	December 31, 2008				December 31, 2007
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss

Three months or less	74	$832	$352	$(480)	6	2	1	(1)
Greater than three to six months	—	—	—	—	2	17	1	(16)
Greater than six to nine months	—	—	——	—	—	—	—	—
Greater than nine to twelve months	—	—	——	—	—	—	—	—
Greater than twelve months	—	—	——	—	—	—	—	—

Total	74	$832	$352	$(480)	8	19	2	(17)

	Consolidated Securities Depressed over 50%
	(included in the depressed over 20% table above)
	December 31, 2008				December 31, 2007
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss

Three months or less	514	$5,988	$2,085	$(3,903)	27	$83	$30	$(53)
Greater than three to six months	36	292	48	(244)	2	17	1	(16)
Greater than six to nine months	17	124	18	(106)	—	—	—	—
Greater than nine to twelve months	—	—	—	—	—	—	—	—
Greater than twelve months	—	—	—	—	—	—	—	—

Total	567	$6,404	$2,151	$(4,253)	29	$100	$31	$(69)

Securitized Assets

The majority of securitized assets depressed over 20%, as well as, over 50% for six consecutive months are primarily related to CMBS and sub-prime RMBS. Based upon the Company’s cash flow modeling in a severe negative economic outlook, which shows no loss of principal and interest, and the Company’s assertion of its ability and intent to retain the securities until recovery, it has been determined that these securities are temporarily impaired as of December 31, 2008.

All Other Securities

The majority of all other securities depressed over 20% for six consecutive months or greater in the tables above primarily relate to financial services sector securities that include corporate bonds, as well as, preferred equities issued by large high quality financial institutions that are lower in the capital structure, and as a result have incurred greater price depressions. Based upon the Company’s analysis of these securities and current macroeconomic conditions, the Company expects to see significant price recovery on these securities over time and, therefore, has determined that these securities are temporarily impaired as of December 31, 2008. For further discussion on these securities, see the discussion below the “Available-for-Sale Securities by Type” table in this section above.

Future changes in the fair value of the investment portfolio are primarily dependent on the extent of future issuer credit losses, return of liquidity and changes in general market conditions, including interest rates and credit spread movements.

As part of the Company’s ongoing security monitoring process by a committee of investment and accounting professionals, the Company has reviewed its investment portfolio and concluded that there were no additional other-than-temporary impairments as of December 31, 2008 and 2007. During this analysis, the Company asserts its intent and ability to retain until recovery those securities judged to be temporarily impaired. Once identified, these securities are systematically restricted from trading unless approved by the committee. The committee will only authorize the sale of these securities based on predefined criteria that relate to events that could not have been reasonably foreseen at the time the committee rendered its judgment on the Company’s intent and ability to retain such securities until recovery. Examples of the criteria include, but are not limited to, the deterioration in the issuer’s creditworthiness, a change in regulatory requirements or a major business combination or major disposition.

The evaluation for other-than-temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other-than-temporary. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition and/or future prospects, the effects of changes in interest rates or credit spreads and the expected recovery period. In addition, for securitized assets with contractual cash flows (e.g., ABS and CMBS), projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral. As of December 31, 2008 and 2007, management’s expectation of the discounted future cash flows on these securities was in excess of the associated securities’ amortized cost. For a further discussion, see “Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities” included in the “Critical Accounting Estimates” section of the MD&A and “Other-Than-Temporary Impairments on Available-for-Sale Securities” section in Note 1 of Notes to Consolidated Financial Statements.

CAPITAL MARKETS RISK MANAGEMENT

The Company has a disciplined approach to managing risks associated with its capital markets and asset/liability management activities. Investment portfolio management is organized to focus investment management expertise on the specific classes of investments, while asset/liability management is the responsibility of a dedicated risk management unit supporting the Company. Derivative instruments are utilized in compliance with established Company policy and regulatory requirements and are monitored internally and reviewed by senior management. During 2008, the continued deterioration in the U.S. housing market, tightened lending conditions, the market’s flight to quality securities, the U.S. recession, and the declining global economy contributed to substantial spread widening in the Company’s fixed maturity portfolio.

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

To calculate duration, projections of asset and liability cash flows are discounted to a present value using interest rate assumptions. These cash flows are then revalued at alternative interest rate levels to determine the percentage change in fair value due to an incremental change in rates. Cash flows from corporate obligations are assumed to be consistent with the contractual payment streams on a yield to worst basis. The primary assumptions used in calculating cash flow projections include expected asset payment streams taking into account prepayment speeds, issuer call options and contract holder behavior. ABS, CMOs and MBS are modeled based on estimates of the rate of future prepayments of principal over the remaining life of the securities. These estimates are developed using prepayment speeds provided in broker consensus data. Such estimates are derived from prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates.

The Company is also exposed to interest rate risk based upon the discount rate assumption associated with the Parent’s pension and other postretirement benefit obligations. The discount rate assumption is based upon an interest rate yield curve comprised of bonds rated Aa or higher with maturities primarily between zero and thirty years. For further discussion of interest rate risk associated with the benefit obligations, see the Critical Accounting Estimates section of the MD&A under “Pension and Other Postretirement Benefit Obligations” and Note 14 of Notes to Consolidated Financial Statements.

As interest rates decline, certain securities such as MBS and CMOs, as well as, other mortgage loan backed securities are more susceptible to paydowns and prepayments. During such periods, the Company generally will not be able to reinvest the proceeds at comparable yields, however in 2008, in general, increases in credit spreads off-set lower interest rates. Lower interest rates will also likely result in lower net investment income, increased hedging cost associated with variable annuities and, if declines are sustained for a long period of time, it may subject the Company to reinvestment risks, higher pension costs expense and possibly reduced profit margins associated with guaranteed crediting rates on certain products. Conversely, the fair value of the investment portfolio will increase when interest rates decline and the Company’s interest expense will be lower on its variable rate debt obligations.

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

Credit Risk

The Company is exposed to credit risk within our investment portfolio and through counterparties. Credit risk relates to the uncertainty of an obligor’s continued ability to make timely payments in accordance with the contractual terms of the instrument or contract. The Company manages credit risk through established investment credit policies which address quality of obligors and counterparties, credit concentration limits, diversification requirements and acceptable risk levels under expected and stressed scenarios. These policies are reviewed and approved by senior management and by the Company’s Board of Directors.

The derivative counterparty exposure policy establishes market-based credit limits, favors long-term financial stability and creditworthiness of the counterparty and typically requires credit enhancement/credit risk reducing agreements. The Company minimizes the credit risk in derivative instruments by entering into transactions with high quality counterparties rated A2/A or better, which are monitored and evaluated by the Company’s risk management team and reviewed by senior management. In addition, the internal compliance unit monitors counterparty credit exposure on a monthly basis to ensure compliance with Company policies and statutory limitations.

Derivative counterparty credit risk is measured as the amount owed to the Company based upon current market conditions and potential payment obligations between the Company and its counterparties. Credit exposures are generally quantified daily based on the prior business day’s market value and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of derivative instruments exceeds the contractual thresholds. In accordance with industry standards and the contractual agreements, collateral is typically settled on the next business day. The Company has exposure to credit risk for amounts below the exposure thresholds which are uncollateralized, as well as, for market fluctuations that may occur between contractual settlement periods of collateral movements.

The Company has developed credit exposure thresholds which are based upon counterparty ratings. The maximum uncollateralized threshold for a derivative counterparty for a single legal entity is $10, excluding reinsurance derivatives. The Company currently transacts derivatives in two legal entities and therefore the maximum combined threshold for a single counterparty over all legal entities that use derivatives is $20. In addition, the Company may have exposure to multiple counterparties in a single corporate family due to a common credit support provider. As of December 31, 2008, the maximum combined threshold for all counterparties under a single credit support provider over all legal entities that use derivatives is $40. Based on the contractual terms of the collateral agreements, these thresholds may be immediately reduced due to a downgrade in a counterparty’s credit rating.

In addition to counterparty credit risk, the Company enters into credit derivative instruments, including credit default, index and total return swaps, in which the Company assumes credit risk from or reduces credit risk to a single entity, referenced index, or asset pool, in exchange for periodic payments. For further information on credit derivatives, see the “Investment Credit Risk” section.

The Company is also exposed to credit spread risk related to security market price and cash flows associated with changes in credit spreads. Credit spread widening will reduce the fair value of the investment portfolio and will increase net investment income on new purchases. This will also result in losses associated with credit based non-qualifying derivatives where the Company assumes credit exposure. If issuer credit spreads increase significantly or for an extended period of time, it may result in higher other-than-temporary impairments. Credit spreads tightening will reduce net investment income associated with new purchases of fixed maturities and increase the fair value of the investment portfolio. During 2008, credit spread widening resulted in a significant increase in the Company’s unrealized losses and other-than-temporary impairments. For further discussion of sectors most significantly impacted, see the “Investment Credit Risk” section. Also, see “Capital Resources and Liquidity” for a discussion of the widening of credit spread impacts on the Company’s statutory financial results as it relates to the accounting and reporting for market value fixed annuities.

Equity Risk

The Company does not have significant equity risk exposure from invested assets. The Company’s primary exposure to equity risk relates to the potential for lower earnings associated with certain of the Company’s businesses such as variable annuities where fee income is earned based upon the fair value of the assets under management. In addition, the Company offers certain guaranteed benefits, primarily associated with variable annuity products, which increases the Company’s potential benefit exposure as the equity markets decline. For a further discussion, see Equity Risk under Key Market Risk Exposures section below.

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

Foreign Currency Exchange Risk

The Company’s foreign currency exchange risk is related to non — U.S. dollar denominated investments, which primarily consist of fixed maturity investments and non-U.S. dollar denominated liability contracts, including its GMDB, GMAB, GMWB and GMIB benefits associated with its reinsurance of Japanese variable annuities, and a yen denominated individual fixed annuity product. A significant portion of the Company’s foreign currency exposure is mitigated through the use of derivatives.

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

Financial futures are standardized commitments to either purchase or sell designated financial instruments, at a future date, for a specified price and may be settled in cash or through delivery of the underlying instrument. Futures contracts trade on organized exchanges. Margin requirements for futures are met by pledging securities or cash, and changes in the futures’ contract values are settled daily in cash.

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

Derivative activities are monitored and evaluated by the Company’s risk management team and reviewed by senior management. In addition, the internal compliance unit monitors counterparty credit exposure on a monthly basis to ensure compliance with Company policies and statutory limitations. The notional amounts of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. Notional amounts pertaining to derivative instruments used in the management of market risk, excluding the credit derivatives as discussed in the “Investment Credit Risk” section, at December 31, 2008 and 2007, were $118 billion and $110.6 billion, respectively. The increase in the derivative notional amount during 2008 was primarily due to the derivatives associated with the GMWB product feature. For further information, see Note 3 of Notes to Consolidated Financial Statements. For further discussion on credit derivatives, see the “Investment Credit Risk” section.

Key Market Risk Exposures

The following discussions focus on the key market risk exposures within the Company’s portfolios.

The Company is responsible for maximizing economic value within acceptable risk parameters, including the management of the interest rate sensitivity of invested assets, while generating sufficient after-tax income to support policyholder and corporate obligations. Company’s fixed maturity portfolios and certain investment contracts and insurance product liabilities have material market exposure to interest rate risk. In addition, Company’s operations are significantly influenced by changes in the equity markets. Company’s profitability depends largely on the amount of assets under management, which is primarily driven by the level of sales, equity market appreciation and depreciation and the persistency of the in-force block of business. Company’s foreign currency exposure is primarily related to non-U.S. dollar denominated fixed income securities, non-U.S. dollar denominated liability contracts and certain foreign currency based individual fixed annuity contracts, and its GMDB, GMAB, GMWB and GMIB benefits associated with its reinsurance of Japanese variable annuities.

Interest Rate Risk

The Company’s exposure to interest rate risk relates to the market price and/or cash flow variability associated with changes in market interest rates. As stated above, changes in interest rates can potentially impact the Company’s profitability. In certain scenarios where interest rates are volatile, the Company could be exposed to disintermediation risk and a reduction in net interest rate spread or profit margins. The investments and liabilities primarily associated with interest rate risk are included in the following discussion. Certain product liabilities both written and assumed through reinsurance, including those containing GMWB, GMIB, GMAB, or GMDB, expose the Company to interest rate risk but also have significant equity risk. These liabilities are discussed as part of the Equity Risk section below.

Fixed Maturity Investments

The Company’s investment portfolios primarily consist of investment grade fixed maturity securities, including corporate bonds, ABS, CMBS, tax-exempt municipal securities and government bonds. The fair value of fixed maturities was $39.6 billion and $45.6 billion at December 31, 2008 and 2007, respectively. The fair value of fixed maturities and other invested assets fluctuates depending on the interest rate environment and other general economic conditions. The weighted average duration of the fixed maturity portfolio was approximately 5.2 and 4.5 years as of December 31, 2008 and 2007, respectively.

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

The Company also manages the risk of certain insurance liabilities similar to how it manages the risk associated with investment type products due to the relative predictability of the aggregate cash flow payment streams. Products in this category may contain significant actuarial (including mortality and morbidity) pricing and cash flow risks. Product examples include structured settlement contracts, on-benefit annuities (i.e., the annuitant is currently receiving benefits thereon) and short-term and long-term disability contracts. The cash outflows associated with these policy liabilities are not interest rate sensitive but do vary based on the timing and amount of benefit payments. The primary risks associated with these products are that the benefits will exceed expected actuarial pricing and/or that the actual timing of the cash flows will differ from those anticipated, resulting in an investment return lower than that assumed in pricing. Average contract duration can range from less than one year to typically up to fifteen years.

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

At December 31, 2008 and 2007, notional amounts pertaining to derivatives utilized to manage interest rate risk totaled $14.2 billion and $14.3 billion, respectively ($12.3 billion and $10.6 billion, respectively, related to investments and $1.9 billion and $3.7 billion, respectively, related to life liabilities). The fair value of these derivatives was $247 and $35 as of December 31, 2008 and 2007, respectively.

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

	Change in Net Economic Value as of December 31,
	2008		2007

Basis point shift	−100	+ 100	−100	+ 100

Amount	$(133)	$84	$(145)	$59

The fixed liabilities included above represented approximately 59% and 69% of the Company’s general account liabilities as of December 31, 2008 and 2007, respectively. The assets supporting the fixed liabilities are monitored and managed within rigorous duration guidelines, and are evaluated on a monthly basis as well as annually using scenario simulation techniques in compliance with regulatory requirements.

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

	Change in Fair Value as of December 31,
	2008		2007

Basis point shift	−100	+ 100	−100	+ 100

Amount	$458	$(434)	$354	$(342)

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

Equity Product Risk

The Company’s operations are significantly influenced by changes in the equity markets, primarily in the U.S., but increasingly in Japan and other global markets due to the reinsurance of GMIB, GMAB, GMWB and GMDB benefits issued by HLIKK, an affiliate of the Company. Appreciation or depreciation in equity markets impacts certain assets and liabilities related to the Company’s variable products and the Company’s earnings derived from those products. The Company’s variable products include variable annuities and variable life insurance sold to retail and institutional customers. Substantially all of the Company’s variable annuity contracts contain a GMDB and a portion of those contracts also contain one or more living benefits. The Company’s maximum exposures disclosed below for death and living benefits are calculated independently; however, these exposures are substantially overlapping.

Generally, declines in equity markets , such as those experienced in 2008, will and did in 2008:

•	reduce the value of assets under management and the amount of fee income generated from those assets;

•	increase the liability for direct GMWB benefits and reinsured GMAB, GMWB and GMIB benefits, resulting in realized capital losses;

•	increase the value of derivative assets used to hedge product guarantees resulting in realized capital gains;

•	increase the Company’s net amount at risk for GMDB benefits; and

•	decrease the Company’s actual gross profits, resulting in a negative true-up to current period DAC amortization

•	increase the amount of required statutory capital necessary to maintain target risk based capital (RBC) ratios.

A prolonged or precipitous equity market decline may:

•	turn customer sentiment toward equity-linked products negative, causing a decline in sales;

•	cause a significant decrease in the range of reasonable estimates of future gross profits used in the Company’s quantitative assessment of its modeled estimates of gross profits. If, in a given financial statement period, the modeled estimates of gross profits are determined to be unreasonable, the Company will accelerate the amount of DAC amortization in that period. Particularly in the case of variable annuities, an acceleration of DAC amortization could potentially cause a material adverse deviation in that period’s earnings, but it would not affect the Company’s cash flow or liquidity position. See Life Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts within Critical Accounting Estimates for further information on DAC and related equity market sensitivities;

•	increase costs under the Company’s hedging program; and

GMWB and Intercompany Reinsurance of GMIB, GMWB and GMAB

The majority of the Company’s variable annuities are sold with a GMWB living benefit rider, which is accounted for under SFAS 133. Declines in the equity market may increase the Company’s exposure to benefits, under the GMWB contracts, leading to an increase in the Company’s existing liability for those benefits.

For example, a GMWB contract is ‘in the money’ if the contract holder’s guaranteed remaining benefit (GRB) becomes greater than the account value. As of December 31, 2008 and December 31, 2007, 88% and 19%, respectively, of all unreinsured GMWB ’in-force’ contracts were ‘in the money’. For GMWB contracts that were ‘in the money’ the Company’s exposure to the GRB, after reinsurance, as of December 31, 2008 and December 31, 2007, was $7.4 billion and $139, respectively.

However, the only ways the GMWB contract holder can monetize the excess of the GRB over the account value of the contract is upon death or if their account value is reduced to a contractually specified minimum level, through a combination of a series of withdrawals that do not exceed a specific percentage of the premiums paid per year and market declines. If the account value is reduced to the contractually specified minimum level, the contract holder will receive an annuity equal to the remaining GRB and, for the Company’s “life-time” GMWB products, the annuity can continue beyond the GRB. As the amount of the excess of the GRB over the account value can fluctuate with equity market returns on a daily basis, and the ultimate life-time GMWB payments can exceed the GRB, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than $7.4 billion.

The Company enters into various reinsurance agreements to reinsure GMIB, GMWB and GMAB benefits issued by HLIKK, an affiliate of the Company. For further discussion of transactions with affiliates, see Note 16. The reinsurance of GMIB, GMWB and GMAB is accounted for as a freestanding derivative under SFAS 133 with changes in fair value recorded in realized capital gains (losses) in earnings.

GMDB and Intercompany Reinsurance of GMDB

The Company sells variable annuity contracts that offer various guaranteed death benefits. Declines in the equity market may increase the Company’s exposure to death benefits under these contracts. The Company accounts for these death benefit liabilities under SOP 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts, and, as such, these liabilities are not carried at fair value under SFAS 157.

The Company’s total gross exposure (i.e., before reinsurance) to GMDB benefits as of December 31, 2008 is $36.3 billion. The Company will incur these GMDB payments in the future only if the policyholder has an in-the-money GMDB benefit at their time of death. The Company currently reinsures 51% of these GMDB benefit guarantees. Under certain of these reinsurance agreements, the reinsurers’ exposure is subject to an annual cap. The Company’s net exposure (i.e. after reinsurance) is $17.8 billion, as of December 31, 2008. This amount is often referred to as the retained net amount at risk.

The Company enters into various reinsurance agreements to reinsure GMDB benefits issued by an affiliated entity. For further discussion of transactions with affiliates, see Note 16.

Product Guarantee Accounting Models

The accounting for living and death benefit guarantees can be significantly different and may influence the form of risk management employed by the Company. Many benefit guarantees meet the definition of an embedded derivative under SFAS 133 (GMWB, reinsurance of GMIB and GMAB) and are recorded at fair value under SFAS 157, incorporating changes in equity indices and equity index volatility, with changes in fair value recorded in earnings. However, for other benefit guarantees, certain contract features that define how the contract holder can access the value and substance of the guaranteed benefit change the accounting from SFAS 133 to SOP 03-1. For contracts where the contract holder can only obtain the value of the guaranteed benefit upon the occurrence of an insurable event such as death (GMDB), the accounting for the benefit is prescribed by SOP 03-1. As a result of these significant accounting differences, the liability for guarantees recorded under SOP 03-1 may be significantly different than if it was recorded under SFAS 133 and vice versa.

Equity Product Risk Management

The Company has made considerable investment in analyzing current and potential future market risk exposures arising from a number of factors, including but not limited to, product guarantees (GMDB, GMWB and reinsurance of GMIB, GMWB, GMAB and GMDB), equity market and interest rate risks and foreign currency exchange rates. The Company evaluates these risks individually and, increasingly, in the aggregate to determine the risk profiles of all of its products and to judge their potential impacts on financial metrics including U.S. GAAP earnings and statutory surplus. The Company manages the equity market, interest rate and foreign currency exchange risks embedded in these product guarantees through product design, reinsurance, customized derivatives, and dynamic hedging and macro hedging programs.

In consideration of current market conditions, the Company’s risk management program for the variable annuity market will include redesigned product features which serve to lessen the financial risk of the product guarantees and increased rider fees charged for the product guarantees on new sales and in-force, as contractually permitted. Depending upon competitors’ reactions with respect to product suites and related rider charges, the Company’s strategies of reducing product risk and increasing fees may cause a decline in market share.

Reinsurance

The Company uses reinsurance to manage the risk exposure for a portion of contracts issued with GMWB riders prior to the third quarter of 2003 and, in addition, in 2008, the Company entered into a reinsurance agreement to reinsure GMWB risks associated with a block of business sold between the third quarter of 2003 and the second quarter of 2006. The Company’s GMWB reinsurance is accounted for as a freestanding derivative and is reported at fair value under SFAS 157. The Company also uses reinsurance to manage the risk exposure for a majority of the death benefit riders issued in the U.S.

Derivative Hedging Programs

The Company maintains derivative hedging programs for its product guarantee risk to meet multiple, and in some cases, competing risk management objectives, including providing protection against tail scenario equity market events, providing resources to pay product guarantee claims, and minimizing U.S. GAAP earnings volatility, statutory surplus volatility and other economic metrics. For reinsurance and derivatives, the Company retains credit risk associated with the third parties. Refer to preceding section “Credit Risk” for the Company’s discussion of credit risk.

The Company is continually exploring new ways and new markets to manage or layoff the capital markets and policyholder behavior risks associated with its GMWB living benefits. During 2007 and 2008, the Company entered into customized derivative contracts to hedge certain capital market risk components for the remaining term of specific blocks of non-reinsured GMWB riders. These customized derivative contracts provide protection from capital markets risks based on policyholder behavior assumptions specified by the Company at the inception of the derivative transactions. The Company retains the risk for actual policyholder behavior that is different from assumptions within the customized derivatives.

The Company’s dynamic hedging program uses derivative instruments to manage the U.S. GAAP earnings volatility associated with variable annuity product guarantees including equity market declines, equity implied volatility, declines in interest rates and foreign currency exchange risk. The Company uses hedging instruments including interest rate futures and swaps, variance swaps, S&P 500, NASDAQ and EAFE index put options and futures contracts. The dynamic hedging program involves a detailed monitoring of policyholder behavior and capital markets conditions on a daily basis and rebalancing of the hedge position as needed depending upon the risk strategy employed. While the Company actively manages this dynamic hedging program, increased GAAP earnings volatility may result from factors including, but not limited to, policyholder behavior, capital markets dislocation or discontinuity, divergence between the performance of the underlying funds and the hedging indices, and the relative emphasis placed on various risk management objectives.

The Company’s macro hedge program uses derivative instruments to partially hedge the statutory tail scenario risk associated primarily with its U.S. living and death benefit statutory reserves, providing an additional measure of protection, under tail scenarios, on statutory surplus and the associated RBC ratios. A consequence of the macro hedge program will be additional cost and volatility, under non-tail scenarios, as the macro hedge is intended to partially hedge certain equity-market sensitive liabilities calculated under statutory accounting (see Capital Resources and Liquidity) and changes in the value of the derivatives may not be closely aligned to changes in liabilities determined in accordance with U.S. GAAP, causing volatility in U.S. GAAP earnings.

In the fourth quarter of 2008, the global economy experienced severe weakening resulting from the dramatic decline in the equity markets, increasing equity index implied volatility, widening of credit spreads, significant declines in interest rates, and volatility in foreign currency exchanges rates. These significant and precipitous economic events increased, to varying degrees, the valuation of the Company’s exposure to death and living benefit guarantee liabilities, the statutory product guarantee liabilities, and the level of statutory surplus required to maintain the Company’s target RBC ratios.

In response to these severe economic drivers, the Company initiated a redesign of the variable annuity product suite strategy designed to lessen the financial risk of variable annuity product guarantees and increase the rider fees on new sales and on in-force, as contractually permitted. The Company will continue to hedge the risk of the product guarantees with a greater relative emphasis on protection of statutory surplus. This rebalancing of the hedging program affords an additional measure of protection to improve the Company’s capital efficiency in managing tail risk for statutory surplus during periods of declines in the equity markets. This shift in relative emphasis will likely result in greater U.S. GAAP earnings volatility.

In the fourth quarter of 2008, the rebalancing of variable annuity hedging programs resulted in the sale of certain derivative positions, a portion of which proceeds were used to purchase other derivatives for the protection of statutory surplus and the associated target RBC ratios. The Company entered into hedge positions on the S&P 500 index to economically hedge statutory reserves and to provide protection of statutory surplus arising primarily from GMDB and GMWB obligations. Refer to Footnote 5 for additional information on hedging derivatives.

The following table summarizes the Company’s GMWB account value by type of risk management strategy as of December 31, 2008:

			% of
		GMWB	GMWB
		Account	Account
Risk Management Strategy	Duration	Value	Value

Entire GMWB risk reinsured with a third party	Life of the product	$10,225	27%

Capital markets risk transferred to a third party — behavior risk retained by the Company	Designed to cover the effective life of the product	10,464	27%

Dynamic hedging of capital markets risk using various derivative instruments(1)	Weighted average of 5 years	17,628	46%

		$38,317	100%

(1)	During the fourth quarter of 2008, the Company maintained a reduced level of dynamic hedge protection on U.S. GAAP earnings while placing a greater relative emphasis on the protection of statutory surplus. This shift in emphasis includes the macro hedge program.

Equity Risk Impact on Statutory Capital and Risked Based Capital

See Capital Resources and Liquidity, Ratings for information on the equity risk impact on statutory results.

Foreign Currency Exchange Risk

The Company’s exposure to foreign currency exchange risk exists with respect to non-U.S. dollar denominated investments and non-U.S. dollar denominated liability contracts, including the yen based individual fixed annuity product and its GMDB, GMAB, GMWB and GMIB benefits associated with its Japanese variable annuities, all of which are assumed from a related party. A portion of the Company’s foreign fixed maturity currency exposure is mitigated through the use of derivatives.

Fixed Maturity Investments

The risk associated with the non-U.S. dollar denominated fixed maturities relates to potential decreases in value and income resulting from unfavorable changes in foreign exchange rates. The fair value of the non-U.S. dollar denominated fixed maturities, which are primarily denominated in euro, sterling, yen and Canadian dollars, at December 31, 2008 and 2007, were approximately $2.9 billion and $1.5 billion, respectively. In order to manage its currency exposures, the Company enters into foreign currency swaps and forwards to hedge the variability in cash flows associated with certain foreign denominated fixed maturities. These foreign currency swap and forward agreements are structured to match the foreign currency cash flows of the hedged foreign denominated securities. At December 31, 2008 and 2007, the derivatives used to hedge currency exchange risk related to non-U.S. dollar denominated fixed maturities had a total notional value of $1.2 billion and $1.3 billion, respectively, and total fair value of $8 and $(284), respectively.

Liabilities

The Company issues non-U.S. dollar denominated funding agreement liability contracts. The Company hedges the foreign currency risk associated with these liability contracts with currency rate swaps. At December 31, 2008 and 2007, the derivatives used to hedge foreign currency exchange risk related to foreign denominated liability contracts had a total notional value of $792 and $790, respectively, and a total fair value of $(76) and $32, respectively.

The yen based fixed annuity product is written by HLIKK and ceded to the Company. The underlying investment involves investing in U.S. securities markets, which offer favorable credit spreads. The yen denominated fixed annuity product (“yen fixed annuities”) assumed is recorded in the consolidated balance sheets with invested assets denominated in U.S. dollars while policyholder liabilities are denominated in yen and converted to U.S. dollars based upon the December 31, 2008 yen to U.S. dollar spot rate. The difference between U.S. dollar denominated investments and yen denominated liabilities exposes the Company to currency risk. The Company manages this currency risk associated with the yen fixed annuities primarily with pay variable U.S. dollar and receive fixed yen currency swaps. As of December 31, 2008 and 2007, the notional value and fair value of the currency swaps were $2.3 billion and $1.8 billion, respectively, and $383 and $(115), respectively. Although economically an effective hedge, a divergence between the yen denominated fixed annuity product liability and the currency swaps exists primarily due to the difference in the basis of accounting between the liability and the derivative instruments (i.e. historical cost versus fair value). The yen denominated fixed annuity product liabilities are recorded on a historical cost basis and are only adjusted for changes in foreign spot rates and accrued income. The currency swaps are recorded at fair value incorporating changes in value due to changes in forward foreign exchange rates, interest rates and accrued income. An after-tax net gain of $42 and $12 for the years ended December 31, 2008 and 2007, respectively, which includes the changes in value of the currency swaps, excluding net periodic coupon settlements, and the yen fixed annuity contract remeasurement, was recorded in net realized capital gains and losses.

Based on the fair values of the Company’s non-U.S. dollar denominated investments and derivative instruments (including its yen based individual fixed annuity product) as of December 31, 2008 and 2007, management estimates that a 10% unfavorable change in exchange rates would decrease the fair values by an after-tax total of $111 and $1, respectively. The estimated impact was based upon a 10% change in December 31 spot rates. The selection of the 10% unfavorable change was made only for illustration of the potential hypothetical impact of such an event and should not be construed as a prediction of future market events. Actual results could differ materially from those illustrated above due to the nature of the estimates and assumptions used in the above analysis.

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

Institutional began issuing consumer notes through its Retail Investor Notes Program in September 2006. A consumer note is an investment product distributed through broker-dealers directly to retail investors as medium-term, publicly traded fixed or floating rate, or a combination of fixed and floating rate, notes. Consumer notes are part of the Company’s spread-based business and proceeds are used to purchase investment products, primarily fixed rate bonds. Proceeds are not used for general operating purposes. Consumer notes maturities may extend up to 30 years and have contractual coupons based upon varying interest rates or indexes (e.g. consumer price index) and may include a call provision that allows the Company to extinguish the notes prior to its scheduled maturity date. Certain consumer notes may be redeemed by the holder in the event of death. Redemptions are subject to certain limitations, including calendar year aggregate and individual limits. The aggregate limit is equal to the greater of $1 or 1% of the aggregate principal amount of the notes as of the end of the prior year. The individual limit is $250 thousand per individual. Derivative instruments are utilized to hedge the Company’s exposure to market risks in accordance with Company policy.

As of December 31, 2008 and 2007, $1,210 and $809, respectively, of consumer notes were outstanding. As of December 31, 2008, these consumer notes have interest rates ranging from 4.0% to 6.3% for fixed notes and, for variable notes, based on December 31, 2008 rates, either consumer price index plus 80 to 267 basis points, or indexed to the S&P 500, Dow Jones Industrials, foreign currency, or the Nikkei 225. The aggregate maturities of Consumer Notes are as follows: $11 in 2009, $30 in 2010, $131 in 2011, $291 in 2012 and $751 thereafter. For 2008 and 2007, interest credited to holders of consumer notes was $59 and $11, respectively. During 2008, the Company made the decision to discontinue future issuances of consumer notes, this decision does not impact consumer notes currently outstanding.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The following table identifies the Company’s contractual obligations as of December 31, 2008:

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating leases(1)	29	10	12	6	1
Consumer Notes(2)	1,583	73	285	583	642
Other long-term liabilities	5,739	5,668	—	—	71
Life and Annuity obligations(3)	345,973	23,619	42,493	40,514	239,347

Total	353,324	29,370	42,790	41,103	240,061

(1)	Includes future minimum lease payments on operating lease agreements. See Note 10 of Notes to Consolidated Financial Statements for additional discussion on lease commitments.

(2)	Consumer notes include principal payments, contractual interest for fixed rate notes, interest based on current rates for floating rate notes, and the market value of embedded derivatives for equity — linked notes. See Note 12 of Notes to Consolidated Financial Statements for additional discussion of consumer notes.

(3)	Estimated Life and Annuity obligations include death and disability claims, other charges associated with policyholder reserves, policy surrenders and policyholder dividends, offset by expected future deposits on in-force contracts. Estimated contractual policyholder obligations are based on mortality, morbidity and lapse assumptions comparable with the Company’s historical experience, modified for recent observed trends. The Company has also assumed market growth consistent with assumptions used in amortizing deferred acquisition costs. In contrast to this table the majority of the Company’s obligations are recorded on the balance sheet at the current account values, as described in the Critical Accounting Policies, the Company’s recorded liability does not incorporate an expectation of future market growth or future deposits. Therefore, the estimated contractual policyholder obligations presented in this table significantly exceed the liabilities recorded in reserve for future policy benefits and unpaid loss and loss adjustment expenses, other policyholder funds and benefits payable and separate account liabilities. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results.

Dividends

The Company declared $154, $307 and $417 in dividends to HLA for 2008, 2007 and 2006, respectively. Future dividend decisions will be based on, and affected by, a number of factors, including the operating results and financial requirements of the Company on a stand-alone basis and the impact of regulatory restrictions.

Cash Flow	2008	2007	2006

Net cash provided by operating activities	$1,249	$2,559	$2,765
Net cash used for investing activities	(6,561)	(4,329)	(4,348)
Net cash provided by financing activities	5,268	1,873	1,644
Cash — End of Year	$241	$281	$186

Year ended December 31, 2008 compared to Year-ended December 31, 2007 — The decrease in cash provided by operating activities was primarily the result of a decrease in net investment income as a result of lower yields and reduced fee income as a result of declines in equity markets. Net purchases of available-for-sale securities continue to account for the majority of cash used for Investing activities The increase in net cash provided by financing activities was primarily due to increased transfers from the separate account to the general account for investment and universal life-type contracts and issuance of structured financing and consumer notes. Operating cash flows in both periods have been more than adequate to meet liquidity requirements.

Year ended December 31, 2007 compared to Year-ended December 31, 2006 — The decrease in cash provided by operating activities was primarily the result of timing and settlement of accrued taxes. Investing activities remained stable over the prior year period and consisted primarily of purchases of available-for-sale securities. The increase in net cash provided by financing activities was primarily due to issuance of consumer notes as well as higher net receipts from policyholders compared to 2006. Operating cash flows in both periods have been more than adequate to meet liquidity requirements.

Equity Markets

For a discussion of the potential impact of the equity markets on capital and liquidity, see the Capital Markets Risk Management section under “Market Risk”.

Ratings

Ratings are an important factor in establishing the competitive position in the insurance and financial services marketplace. There can be no assurance that the Company’s ratings will continue for any given period of time or that they will not be changed. In the event the Company’s ratings are downgraded, the level of revenues, or the persistency of the Company’s business may be adversely impacted.

On December 23, 2008, A.M. Best affirmed the financial strength ratings for the Company and assigned a negative outlook. In the same action, the financial strength rating has been removed from under review with negative implications.

On February 6, 2009, Moody’s downgraded the company’s insurance financial strength ratings to A1 from Aa3. The ratings outlook is negative.

On February 9, 2009, Fitch Ratings downgraded the Company’s insurer financial strength (IFS) ratings to “A” from “AA–”. The ratings outlook for the Company is negative. In the same action, the Company’s medium-term notes were downgraded to “A–” from “A+”.

On February 9, 2009, S&P placed the Company’s ratings on CreditWatch with negative implications.

The following table summarizes Hartford Life Insurance Company’s significant member companies’ financial ratings from the major independent rating organizations as of February 10, 2009:

	A.M. Best	Fitch	Standard & Poor’s	Moody’s

Insurance Ratings
Hartford Life Insurance Company	A+	A	AA−	A1
Hartford Life and Annuity Insurance Company	A+	A	AA−	A1
Other Ratings
Hartford Life Insurance Company:
Short term rating	—	—	A-1+	P-1
Consumer notes	a+	A−	AA−	A2

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

Statutory Capital

The Company’s stockholder’s equity, as prepared using U.S. generally accepted accounting principles (“US GAAP”) was $1.9 billion as of December 31, 2008. The Company’s estimated aggregate statutory capital and surplus, as prepared in accordance with the National Association of Insurance Commissioners’ Accounting Practices and Procedures Manual (“US STAT”) was $4.1 billion as of December 31, 2008.

The Company has received approval from the Connecticut Insurance Department regarding the use of two permitted practices in its statutory financial statements and those of its Connecticut-domiciled life insurance subsidiaries as of December 31, 2008. The first permitted practice relates to the statutory accounting for deferred income taxes. Specifically, this permitted practice modifies the accounting for deferred income taxes prescribed by the NAIC by increasing the realization period for deferred tax assets from one year to three years and increasing the asset recognition limit from 10% to 15% of adjusted statutory capital and surplus. The benefits of this permitted practice may not be considered by the Company when determining surplus available for dividends. The second permitted practice relates to the statutory reserving requirements for variable annuities with guaranteed living benefit riders. Actuarial guidelines prescribed by the NAIC require a stand-alone asset adequacy analysis reflecting only benefits, expenses and charges that are associated with the riders for variable annuities with guaranteed living benefits. The permitted practice allows for all benefits, expenses and charges associated with the variable annuity contract to be reflected in the stand-alone asset adequacy test. These permitted practices resulted in an increase to the Company’s estimated statutory surplus of $956 as of December 31, 2008. The effects of these permitted practices are included in the 2008 amount above. Significant differences between US GAAP stockholder’s equity and aggregate statutory capital and surplus prepared in accordance with US STAT include the following:

•	Costs incurred by the Company to acquire insurance policies are deferred under US GAAP while those costs are expensed immediately under US STAT.

•	Temporary differences between the book and tax basis of an asset or liability which are recorded as deferred tax assets are evaluated for recoverability under US GAAP while those amounts deferred are subject to limitations under US STAT.

•	Certain assumptions used in the determination of Life benefit reserves are prescribed under US STAT and are intended to be conservative, while the assumptions used under US GAAP are generally the Company’s best estimates. In addition, the methodologies used for determining life reserve amounts are different between US STAT and U.S. GAAP. Annuity reserving and cash-flow testing for death and living benefit reserves under US STAT are generally addressed by the Commissioners’ Annuity Reserving Valuation Methodology and the related Actuarial Guidelines. Under these Actuarial Guidelines, in general, future cash flows associated with the variable annuity business are included in these methodologies with estimates of future fee revenues, claim payments, expenses, reinsurance impacts and hedging impacts. At December 31, 2008, in determining the cash-flow impacts related to future hedging, assumptions were made in the scenarios that generate reserve requirements, about the potential future decreases in the hedge benefits and increases in hedge costs which resulted in increased reserve requirements. Reserves for death and living benefits under U.S. GAAP are either considered embedded derivatives and recorded at fair value or they may be considered SOP 03-1 reserves.

•	The difference between the amortized cost and fair value of fixed maturity and other investments, net of tax, is recorded as an increase or decrease to the carrying value of the related asset and to equity under US GAAP, while US STAT only records certain securities at fair value, such as equity securities and certain lower rated bonds required by the NAIC to be recorded at the lower of amortized cost or fair value. In the case of the Company’s market value adjusted (MVA) fixed annuity products, invested assets are marked to fair value (including the impact of audit spreads) and liabilities are marked to fair value (but generally excluding the impacts of audit spreads) for statutory purposes only. In the case of the Company’s market value adjusted (MVA) fixed annuity products, invested assets are marked to fair value (including the impact of credit spreads) and liabilities are marked to fair value (but generally actual credit spreads are not fully reflected) for statutory purposes only.

•	US STAT for life insurance companies establishes a formula reserve for realized and unrealized losses due to default and equity risks associated with certain invested assets (the Asset Valuation Reserve), while US GAAP does not. Also, for those realized gains and losses caused by changes in interest rates, US STAT for life insurance companies defers and amortizes the gains and losses, caused by changes in interest rates, into income over the original life to maturity of the asset sold (the Interest Maintenance Reserve) while US GAAP does not.

•	Goodwill arising from the acquisition of a business is tested for recoverability on an annual basis (or more frequently, as necessary) for US GAAP, while under US STAT goodwill is amortized over a period not to exceed 10 years and the amount of goodwill is limited.

In addition, certain assets, including a portion of premiums receivable and fixed assets, are non-admitted (recorded at zero value and charged against surplus) under US STAT. US GAAP generally evaluates assets based on their recoverability.

Risk-based Capital

State insurance regulators and the NAIC have adopted risk-based capital requirements for life insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks. The requirements provide a means of measuring the minimum amount of statutory surplus appropriate for an insurance company to support its overall business operations based on its size and risk profile.

A company’s risk-based statutory surplus is calculated by applying factors and performing calculations relating to various asset, premium, claim, expense and reserve items. Regulators can then measure the adequacy of a company’s statutory surplus by comparing it to the risk-based capital (“RBC”). Under RBC requirements, regulatory compliance is determined by the ratio of a company’s total adjusted capital, as defined by the insurance regulators, to its company action level of RBC (known as the RBC ratio), also as defined by insurance regulators. In addition, the rating agencies view RBC ratios along with their proprietary models as key factors in making ratings determinations. As of December 31, 2008, Hartford Life Insurance Company had more than sufficient capital to meet the NAIC’s minimum RBC requirements.

Sensitivity

In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending upon a variety of factors. The amount of change in the statutory surplus or RBC ratios can vary based on individual factors and may be compounded in extreme scenarios or if multiple factors occur at the same time. At times the impact of changes in certain market factors or a combination of multiple factors on RBC ratios can be varied and in some instances counterintuitive. Factors include:

•	In general, as equity market levels decline, our reserves for death and living benefit guarantees associated with variable annuity contracts increases, sometimes at a greater than linear rate, reducing statutory surplus levels. In addition, as equity market levels increase, generally surplus levels will increase. RBC ratios will also tend to increase when equity markets increase. However, as a result of a number of factors and market conditions, including the level of hedging costs and other risk transfer activities, reserve requirements for death and living benefit guarantees and RBC requirements could increase resulting in lower RBC ratios.

•	As the value of certain fixed-income and equity securities in our investment portfolio decreases, due in part to credit spread widening, statutory surplus and RBC ratios may decrease.

•	As the value of certain derivative instruments that do not get hedge accounting decreases, statutory surplus and RBC ratios may decrease.

•	Our statutory surplus is also impacted by widening credit spreads as a result of the accounting for the assets and liabilities in our fixed market value adjusted (“MVA”) annuities. Statutory separate account assets supporting the fixed MVA annuities are recorded at fair value. In determining the statutory reserve for the fixed MVA annuities, we are required to use current crediting rates. In many capital market scenarios, current crediting rates are highly correlated with market rates implicit in the fair value of statutory separate account assets. As a result, the change in statutory reserve from period to period will likely substantially offset the change in the fair value of the statutory separate account assets. However, in periods of volatile credit markets, such as we are now experiencing, actual credit spreads on investment assets may increase sharply for certain sub-sectors of the overall credit market, resulting in statutory separate account asset market value losses. As actual credit spreads are not fully reflected in the current crediting rates, the calculation of statutory reserves will not substantially offset the change in fair value of the statutory separate account assets resulting in reductions in statutory surplus and create funding obligations to the statutory separate account.

Most of these factors are outside of the Company’s control. The Company’s financial strength and credit ratings are significantly influenced by the statutory surplus amounts and RBC ratios of our insurance company subsidiaries. Due to all of these factors, projecting statutory capital and the related projected RBC ratios is complex. In addition, rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of statutory capital we must hold in order to maintain our current ratings.

The Company has reinsured approximately 27% of its risk associated with GMWB and 44% of its risk associated with the aggregate GMDB exposure. These reinsurance agreements serve to reduce the Company’s exposure to changes in the statutory reserves and the related capital and RBC ratios associated with changes in the equity markets. The Company also continues to explore other solutions for mitigating the capital market risk effect on surplus, such as internal and external reinsurance solutions, migrating towards a more statutory based hedging program, changes in product design, increasing pricing and expense management.

Contingencies

Legal Proceedings — For a discussion regarding contingencies related to the Company’s legal proceedings, please see Item 3, “Legal Proceedings”.

Regulatory Developments — For a discussion regarding contingencies related to regulatory developments that affect the Company, please see Note 10 of the Notes to the Consolidated Financial Statements.

For further information on other contingencies, see Note 10 of Notes to Consolidated Financial Statements.

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

The Company accounts for guaranty fund and other insurance assessments in accordance with Statement of Position No. 97-3, “Accounting by Insurance and Other Enterprises for Insurance-Related Assessments”. Liabilities for guaranty fund and other insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated, and when the event obligating the Company to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of other liabilities in the Consolidated Balance Sheets. As of December 31, 2008 and 2007, the liability balance was $4 and $4, respectively. As of December 31, 2008 and 2007, $11 and $12, respectively, related to premium tax offsets were included in other assets.

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

Evaluation of disclosure controls and procedures

The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of December 31, 2008.

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

The Company’s management assessed its internal controls over financial reporting as of December 31, 2008 in relation to criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment under those criteria, The Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”) for the audit of the Company’s annual financial statements, audit-related services, tax services and all other services for the years ended December 31, 2008 and 2007.

	Year Ended	Year Ended
	December 31,	December 31,
	2008	2007

(1) Audit fees	8,867,018	6,492,776
(2) Audit-related fees(a)	564,131	—
(3) Tax fees	—	—
(4) All other fees	—	—

(a)	Fees for the year ended December 31, 2008 principally consisted of internal control reviews.

The Hartford’s Audit Committee (the “Committee”) concluded that the provision of the non-audit services provided to The Hartford by the Deloitte Entities during 2008 and 2007 was compatible with maintaining the Deloitte Entities’ independence.

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
Hartford, Connecticut

We have audited the accompanying consolidated balance sheets of Hartford Life Insurance Company and its subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the consolidated financial statement schedules listed in the Index at S-1 to S-3. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hartford Life Insurance Company and its subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 of the consolidated financial statements, the Company changed its method of accounting and reporting for the fair value measurement of financial instruments in 2008.

DELOITTE & TOUCHE LLP

Hartford, Connecticut
February 11, 2009

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended December 31,
	2008	2007	2006
	(In millions)

Revenues
Fee income and other	$3,114	$3,509	$3,113
Earned premiums	984	983	547
Net investment income	2,617	3,048	2,728
Net realized capital losses	(5,651)	(934)	(299)

Total revenues	1,064	6,606	6,089

Benefits, losses and expenses
Benefits, loss and loss adjustment expenses	4,044	3,980	3,205
Insurance expenses and other	1,120	1,192	853
Amortization of deferred policy acquisition costs and present value of future profits	1,525	515	1,175
Goodwill impairment	84	—	—
Dividends to policyholders	13	11	22

Total benefits, losses and expenses	6,786	5,698	5,255

Income (loss) before income tax expense	(5,722)	908	834
Income tax expense (benefit)	(2,197)	168	103

Net income (loss)	$(3,525)	$740	$731

See Notes to Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

	As of December 31,
	2008	2007
	(In millions,
	except for share data)

ASSETS
Investments
Fixed maturities, available-for-sale, at fair value (amortized cost of $48,444 and $46,208)	$39,560	$45,611
Equity securities, available for sale, at fair value (cost of $610 and $763)	429	722
Policy loans, at outstanding balance	2,154	2,016
Mortgage loans on real estate	4,896	4,166
Limited partnership and other alternative investments	1,033	1,246
Other investments	1,234	480
Short-term investments	5,562	752

Total investments	54,868	54,993
Cash	241	281
Premiums receivable and agents’ balances	17	28
Reinsurance recoverables	3,193	1,730
Deferred income taxes	3,447	—
Deferred policy acquisition costs and present value of future profits	9,727	8,393
Goodwill	102	186
Other assets	3,011	1,348
Separate account assets	129,774	199,253

Total assets	$204,380	$266,212

LIABILITIES
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	10,555	$9,396
Other policyholder funds and benefits payable	52,569	42,377
Consumer notes	1,210	809
Deferred income taxes	—	124
Other liabilities	8,394	6,621
Separate account liabilities	129,774	199,253

Total liabilities	202,502	258,580

Commitments and contingent liabilities (Note 10)	—	—

Stockholder’s Equity
Common stock — 1,000 shares authorized, issued and outstanding, par value $5,690	6	6
Capital surplus	4,718	2,888
Accumulated other comprehensive loss, net of tax	(4,371)	(469)
Retained earnings	1,525	5,207

Total stockholder’s equity	1,878	7,632

Total liabilities and stockholder’s equity	$204,380	$266,212

See Notes To Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

Consolidated Statements Of Changes In Stockholder’s Equity

			Accumulated Other
			Comprehensive Income (Loss)
			Net Unrealized	Net (Loss)
			Capital	Gain On Cash	Foreign
			Gains (Losses)	Flow Hedging	Currency		Total
	Common	Capital	On Securities,	Instruments,	Translation	Retained	Stockholder’s
	Stock	Surplus	Net of Tax	Net of Tax	Adjustments	Earnings	Equity
	(In millions)

2008
Balance, December 31, 2007	$6	$2,888	$(332)	$(137)	$—	$5,207	$7,632

Comprehensive income
Net loss						(3,525)	(3,525)

Other comprehensive income, net of tax(1) Net change in unrealized capital gains (losses) on securities(2)			(4,479)				(4,479)
Net gains on cash flow hedging instruments				577			577
Cumulative translation adjustments					—		—
Total other comprehensive loss							(3,902)

Total comprehensive loss							(7,427)
Capital contribution from parent(3)		1,830					1,830
Dividends declared						(154)	(154)
Cumulative effect of accounting changes, net of tax						(3)	(3)

Balance, December 31, 2008	$6	$4,718	$(4,811)	$440	$—	$1,525	$1,878

2007
Balance, December 31, 2006	$6	$2,586	$500	$(210)	$1	$4,777	$7,660

Comprehensive income
Net income						740	740

Other comprehensive income, net of tax(1)
Net change in unrealized capital gains (losses) on securities(2)			(832)				(832)
Net loss on cash flow hedging instruments				73			73
Cumulative translation adjustments					(1)		(1)

Total other comprehensive income							(760)

Total comprehensive income							(20)
Capital contribution from parent		302					302
Dividends declared						(307)	(307)
Cumulative effect of accounting changes, net of tax						(3)	(3)

Balance, December 31, 2007	$6	$2,888	$(332)	$(137)	$—	$5,207	$7,632

2006
Balance, December 31, 2005	$6	$2,405	$577	$(113)	$(1)	$4,463	$7,337

Comprehensive income
Net income						731	731

Other comprehensive income, net of tax(1)
Net change in unrealized capital gains (losses) on securities(2)			(77)				(77)
Net gains on cash flow hedging instruments				(97)			(97)
Cumulative translation adjustments					2		2

Total other comprehensive income							(172)

Total comprehensive income							559
Capital contribution from parent		181					181
Dividends declared						(417)	(417)
Cumulative effect of accounting changes, net of tax						—	—

Balance, December 31, 2006	$6	$2,586	$500	$(210)	$1	$4,777	$7,660

(1)	Net change in unrealized capital gain on securities is reflected net of tax provision (benefit) and other items of $2,412, $448 and $(42) for the years ended December 31, 2008, 2007 and 2006, respectively. Net (loss) gain on cash flow hedging instruments is net of tax provision (benefit) of $(310) , $(39) and $(52) for the years ended December 31, 2008, 2007 and 2006, respectively. There is no tax effect on cumulative translation adjustments.

(2)	There were reclassification adjustments for after-tax gains (losses) realized in net income of $(1,358), $(140), and $(75) for the years ended December 31, 2008, 2007 and 2006, respectively.

(3)	The Company received a noncash asset capital contribution of $180 from its parent company during 2008

See Notes to Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2008	2007	2006
	(In millions)

Operating Activities
Net income(loss)	$(3,525)	$740	$731
Adjustments to reconcile net income(loss) to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	1,525	515	1,175
Additions to deferred policy acquisition costs and present value of future profits	(1,111)	(1,400)	(1,351)
Change in:
Reserve for future policy benefits, unpaid losses and loss adjustment expenses	1,159	1,187	836
Reinsurance recoverables	(28)	(236)	(47)
Receivables	80	190	11
Payables and accruals	(360)	560	210
Accrued and deferred income taxes	(2,114)	(102)	340
Net realized capital losses	5,651	934	299
Depreciation and amortization	78	438	404
Goodwill impairment	84	—	—

Other, net	(190)	(267)	157

Net cash provided by operating activities	$1,249	$2,559	$2,765

Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities and short-term investments, available for sale	$11,989	$15,892	$19,517
Equity securities, available-for-sale	126	296	249
Mortgage loans	325	958	301
Partnerships	250	175	91
Derivatives	1,676	—	—
Payments for the purchase of:
Fixed maturities and short-term investments, available for sale	(18,132)	(18,780)	(22,017)
Equity securities, available-for-sale	(144)	(484)	(455)
Mortgage loans	(1,067)	(2,492)	(1,574)
Partnerships	(330)	(607)	(496)
Derivatives	—	(237)	(84)
Change in policy loans, net	(139)	(6)	(39)
Change in payables for collateral under securities lending, net	(974)	1,306	788
Change in all other, net	(141)	(350)	(629)

Net cash used for investing activities	$(6,561)	$(4,329)	$(4,348)

Financing Activities
Deposits and other additions to investment and universal life-type contracts	21,990	32,396	26,991
Withdrawals and other deductions from investment and universal life-type contracts	(27,713)	(30,433)	(26,687)
Net transfers (to)/from separate accounts related to investment and universal life-type contracts	7,079	(606)	1,382
Issuance of structured financing	2,001	—	—
Capital contributions	1,650	270	—
Dividends paid	(140)	$(305)	$(300)
Proceeds from issuance of consumer notes	445	551	258
Repayment at maturity of consumer notes	(44)	—	—

Net cash provided by financing activities	$5,268	$1,873	$1,644

Impact of foreign exchange	4	(8)	1
Net (decrease) increase in cash	(40)	95	62

Cash — beginning of year	281	186	124

Cash — end of year	$241	$281	$186

Supplemental Disclosure of Cash Flow Information:
Net Cash Paid (Received) During the Year for:
Income taxes	$(245)	$125	$(163)

See Notes to Consolidated Financial Statements.

Supplemental schedule of noncash operating and financing activities:

The Company made noncash dividends of $54 related to the guaranteed minimum income and accumulation benefit reinsurance agreements with Hartford Life Insurance K.K and received a noncash asset capital contributions of $180 from its parent company during 2008. The Company made noncash dividends of $2 and received a noncash capital contributions of $20 from its parent company during 2007 related to the guaranteed minimum income benefit reinsurance agreement with Hartford Life Insurance K.K.

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

Consolidation

The consolidated financial statements include the accounts of Hartford Life Insurance Company and affiliated entities in which the Company directly or indirectly has a controlling financial interest and those variable interest entities in which the Company is the primary beneficiary. The Company determines if it is the primary beneficiary using both qualitative and quantitative analyses. Entities in which Hartford Life Insurance Company does not have a controlling financial interest but in which the Company has significant influence over the operating and financing decisions are reported using the equity method. All material intercompany transactions and balances between Hartford Life Insurance Company and its subsidiaries and affiliates have been eliminated.

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

The most significant estimates include those used in determining estimated gross profits used in the valuation and amortization of assets and liabilities associated with variable annuity and other universal life-type contracts; living benefits required to be fair valued; valuation of investments and derivative instruments, evaluation of other-than-temporary impairments on available-for-sale securities; and contingencies relating to corporate litigation and regulatory matters; and goodwill impairment.

Adoption of New Accounting Standards

Amendments to the Impairment Guidance of EITF Issue No. 99-20

In January 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” (“FSP EITF 99-20-1”). The FSP amends the impairment guidance of Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment of Purchased Beneficial Interest and Beneficial Interest that Continue to Be Held by a Transferor in Securitized Financial Assets,” by removing the exclusive reliance upon market participant

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumptions about future cash flows when evaluating impairment of securities within its scope. FSP EITF 99-20-1 requires companies to follow the impairment guidance in Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), which permits the use of reasonable management judgment of the probability that the holder will be unable to collect all amounts due. The FSP is effective prospectively for interim and annual reporting periods ending after December 15, 2008. The Company adopted the FSP on December 31, 2008 and the adoption did not have a material effect on the Company’s consolidated financial statements.

FSP FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” The purpose of this FSP is to promptly improve disclosures by public entities and enterprises until pending amendments to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), and FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”), are finalized and approved by the FASB. The FSP amends SFAS 140 to require public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets. It also amends FIN 46(R) to require public enterprises, to provide additional disclosures about their involvement with variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for financial statements issued for fiscal years and interim periods ending after December 15, 2008. For periods after the initial adoption date, comparative disclosures are required. The Company adopted the FSP on December 31, 2008. See Note 4 for the new disclosures.

Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161

In September 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-4 “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS 133-1 and FIN 45-4”). This FSP amends SFAS 133 to require disclosures by entities that assume credit risk through the sale of credit derivatives including credit derivatives embedded in a hybrid instrument. The intent of these enhanced disclosures is to enable users of financial statements to assess the potential effect on its financial position, financial performance, and cash flows from these credit derivatives. This FSP also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. FSP FAS 133-1 and FIN 45-4 are effective for financial statements issued for fiscal years and interim periods ending after November 15, 2008. For periods after the initial adoption date, comparative disclosures are required. The Company adopted FSP FAS 133-1 and FIN 45-4 on December 31, 2008. See Note 4 for the new disclosures.

Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which was issued by the FASB in September 2006. The Company also adopted on January 1, 2008, the SFAS 157 related FASB Staff Position (“FSP”) described below. For financial statement elements currently required to be measured at fair value, SFAS 157 redefines fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. The new definition of fair value focuses on the price that would be received to sell the asset or paid to transfer the liability regardless of whether an observable liquid market price existed (an exit price). SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (“Level 1, 2, and 3”).

The Company applied the provisions of SFAS 157 prospectively to financial assets and financial liabilities that are required to be measured at fair value under existing U.S. GAAP. The Company also recorded in opening retained

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earnings the cumulative effect of applying SFAS 157 to certain customized derivatives measured at fair value in accordance with EITF Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Involved in Energy Trading and Risk Management Activities” (“EITF 02-3”). See Note 3 for additional information regarding SFAS 157. Specifically, see the SFAS 157 Transition discussion within Note 3 for information regarding the effects of applying SFAS 157 on the Company’s consolidated financial statements in 2008.

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

As a result of the issuance of FSP FAS 157-2, the Company did not apply the provisions of SFAS 157 to the nonfinancial assets, nonfinancial liabilities and reporting units within the scope of FSP FAS 157-2.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115” (“SFAS 159”). The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported net income caused by measuring related assets and liabilities differently. This statement permits entities to choose, at specified election dates, to measure certain eligible items at fair value (i.e., the fair value option). SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. On January 1, 2008, the Company did not elect to apply the provisions of SFAS 159 to financial assets and liabilities.

Amendment of FASB Interpretation No. 39

In April 2007, the FASB issued FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FSP FIN 39-1”). FSP FIN 39-1 amends FIN 39, “Offsetting of Amounts Related to Certain Contacts”, by permitting a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in the statement of financial position in accordance with FIN 39. FSP FIN 39-1 also amends FIN 39 by modifying certain terms. FSP FIN 39-1 is effective for reporting periods beginning after November 15, 2007, with early application permitted. The Company early adopted FSP FIN 39-1 on December 31, 2007, by electing to offset cash collateral against amounts recognized for derivative instruments under the same master netting arrangements. The Company recorded the effect of adopting FSP FIN 39-1 as a change in accounting principle through retrospective application. See Note 4 for further discussions on the adoption of FSP FIN 39-1.

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

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption, the Company recognized a $11 decrease in the liability for unrecognized tax benefits and a corresponding increase in the January 1, 2007 balance of retained earnings. The Company had no unrecognized tax benefits as of January 1, 2007. The Company does not believe it would be subject to any penalties in any open tax years and, therefore, has not booked any such amounts. The Company classifies interest and penalties (if applicable) as income tax expense in the financial statements.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company’s federal income tax returns are routinely audited by the Internal Revenue Service (“IRS”). During 2008, the IRS completed its examination of the Company’s U.S. income tax returns for 2002 through 2003. The Company received notification of the approval by the Joint Committee on Taxation of the results of the examination subsequent to December 31, 2008. The examination will not have a material effect on the Company’s net income or financial position. The 2004 through 2006 examination began during 2008, and is expected to close by the end of 2010. In addition, the Company is working with the IRS on a possible settlement of an issue related to prior periods which, if settled, may result in the booking of tax benefits in 2009. Such benefits are not expected to be material to the Company’s net income or financial position. Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from tax examinations and other tax-related matters for all open tax years.

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

Future Adoption of New Accounting Standards

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands disclosures about an entity’s derivative and hedging activities with the intent of providing users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures. The Company adopted SFAS 161 on January 1, 2009. The adoption of this FSP by the Company is expected to result in expanded disclosures related to derivative instruments and hedging activities.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). This statement replaces SFAS No. 141, “Business Combinations” (“SFAS 141”) and establishes the principles and requirements for how the acquirer in a business combination: (a) measures and recognizes the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquired entity, (b) measures and recognizes positive goodwill acquired or a gain from bargain purchase (negative goodwill), and (c) determines the disclosure information that is decision-useful to users of financial statements in evaluating the nature and financial effects of the business combination. Some of the significant changes to the existing accounting guidance on business combinations made by SFAS 141(R) include the following:

•	Most of the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree shall be measured at their acquisition-date fair values in accordance with SFAS 157 fair value rather than SFAS 141’s requirement based on estimated fair values;

•	Acquisition-related costs incurred by the acquirer shall be expensed in the periods in which the costs are incurred rather than included in the cost of the acquired entity;

•	Goodwill shall be measured as the excess of the consideration transferred, including the fair value of any contingent consideration, plus the fair value of any noncontrolling interest in the acquiree, over the fair values of the acquired identifiable net assets, rather than measured as the excess of the cost of the acquired entity over the estimated fair values of the acquired identifiable net assets;

•	Contractual pre-acquisition contingencies are to be recognized at their acquisition date fair values and noncontractual pre-acquisition contingencies are to be recognized at their acquisition date fair values only if it is more likely than not that the contingency gives rise to an asset or liability, whereas SFAS 141 generally permits the deferred recognition of pre-acquisition contingencies until the recognition criteria of SFAS No. 5, “Accounting for Contingencies” are met; and

•	Contingent consideration shall be recognized at the acquisition date rather than when the contingency is resolved and consideration is issued or becomes issuable.

SFAS 141(R) is effective for and shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with earlier adoption prohibited. Assets and liabilities that arose from business combinations with acquisition dates prior to the SFAS 141(R) effective date shall not be adjusted upon adoption of SFAS 141(R) with certain exceptions for acquired deferred tax assets and acquired income tax positions. The adoption of SFAS 141(R) on January 1, 2009, did not have a material effect on the Company’s consolidated financial statements.

Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). This statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”). Noncontrolling interest refers to the minority interest portion of the equity of a subsidiary that is not attributable directly or indirectly to a parent. SFAS 160 establishes accounting and reporting standards that require for-profit entities that prepare consolidated financial statements to: (a) present noncontrolling interests as a component of equity, separate from the parent’s equity, (b) separately present the amount of consolidated net income attributable to noncontrolling interests in the income statement, (c) consistently account for changes in a parent’s ownership interests in a subsidiary in which the parent entity has a controlling financial interest as equity transactions, (d) require an entity to measure at fair value its remaining interest in a subsidiary that is deconsolidated, and (e) require an entity to provide sufficient disclosures that identify and clearly distinguish between interests of the parent and interests of noncontrolling owners. SFAS 160 applies to all for-profit entities that prepare consolidated financial statements, and affects those for-profit entities that have outstanding noncontrolling interests in one or more subsidiaries or that deconsolidate a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption prohibited.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s adoption of SFAS 160 on January 1, 2009 did not have a material effect on the Company’s consolidated financial statements.

Accounting Policies

Investments

The Company’s investments in fixed maturities include bonds, redeemable preferred stock and commercial paper. These investments, along with certain equity securities, which include common and non-redeemable preferred stocks, are classified as “available-for-sale” and are carried at fair value. The after-tax difference from cost or amortized cost is reflected in stockholders’ equity as a component of Accumulated Other Comprehensive Income (“AOCI”), after adjustments for the effect of deducting the life and pension policyholders’ share of the immediate participation guaranteed contracts and certain life and annuity deferred policy acquisition costs and reserve adjustments. Policy loans are carried at outstanding balance. Mortgage loans on real estate are recorded at the outstanding principal balance adjusted for amortization of premiums or discounts and net of valuation allowances, if any. Short-term investments are carried at amortized cost, which approximates fair value. Limited partnerships and other alternative investments are reported at their carrying value with the change in carrying value accounted for under the equity method and accordingly the Company’s share of earnings are included in net investment income. Recognition of limited partnerships and other alternative investment income is delayed due to the availability of the related financial statements, as private equity and other funds are generally on a three-month delay and hedge funds are on a one-month delay. Accordingly, income at December 31, 2008 may not include the full impact of current year changes in valuation of the underlying assets and liabilities. Other investments primarily consist of derivatives instruments which are carried at fair value.

Other-Than-Temporary Impairments on Available-for-Sale Securities

One of the significant estimates related to available-for-sale securities is the evaluation of investments for other-than-temporary impairments. If a decline in the fair value of an available-for-sale security is judged to be other-than-temporary, a charge is recorded in net realized capital losses equal to the difference between the fair value and cost or amortized cost basis of the security. In addition, for securities expected to be sold, an other-than-temporary impairment charge is recognized if the Company does not expect the fair value of a security to recover to cost or amortized cost prior to the expected date of sale. The fair value of the other-than-temporarily impaired investment becomes its new cost basis. For fixed maturities, the Company accretes the new cost basis to par or to the estimated future cash flows over the expected remaining life of the security by adjusting the security’s yield.

The evaluation of securities for impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition and/or future prospects, the effects of changes in interest rates or credit spreads and the expected recovery period. The Company has a security monitoring process overseen by a committee of investment and accounting professionals (“the committee”) that identifies securities that, due to certain characteristics, as described below, are subjected to an enhanced analysis on a quarterly basis. Based on this evaluation, during 2008, the Company concluded $1.9 billion of unrealized losses were other-than-temporarily impaired and as of December 31, 2008, the Company’s unrealized losses on available-for-sale securities of $9.8 billion were temporarily impaired.

Securities not subject to EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continued to Be Held by a Transferor in Securitized Financial Assets” (“non-EITF Issue No. 99-20 securities”) that are in an unrealized loss position, are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. The primary factors considered in evaluating whether a decline in value for non-EITF Issue No. 99-20 securities is other-than-temporary include: (a) the length of time and extent to which the fair value has been less than cost or amortized cost and the expected recovery period of the security, (b) the financial condition, credit rating and future prospects of the issuer, (c) whether the debtor is current on contractually obligated interest

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and principal payments and (d) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery.

Through September 30, 2008, for securitized financial assets with contractual cash flows, including those subject to EITF Issue No. 99-20, the Company periodically updated its best estimate of cash flows over the life of the security. The Company’s best estimate of cash flows used severe economic recession assumptions due to market uncertainty, similar to those the Company believed market participants would use. If the fair value of a securitized financial asset was less than its cost or amortized cost and there has been an adverse change in timing or amount of anticipated future cash flows since the last revised estimate, an other-than-temporary impairment charge was recognized. The Company also considered its intent and ability to retain a temporarily depressed security until recovery. Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third party sources along with certain internal assumptions and judgments regarding the future performance of the underlying collateral. In addition, projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral. Beginning in the fourth quarter of 2008, the Company implemented FSP No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20”. Upon implementation, the Company continued to utilize the impairment process described above; however, rather than exclusively relying upon market participant assumptions management judgment was also used in assessing the probability that an adverse change in future cash flows has occurred.

Each quarter, during this analysis, the Company asserts its intent and ability to retain until recovery those securities judged to be temporarily impaired. Once identified, these securities are systematically restricted from trading unless approved by the committee. The committee will only authorize the sale of these securities based on predefined criteria that relate to events that could not have been reasonably foreseen at the time the committee rendered its judgment on the Company’s intent and ability to retain such securities until recovery. Examples of the criteria include, but are not limited to, the deterioration in the issuer’s creditworthiness, a change in regulatory requirements or a major business combination or major disposition.

Mortgage Loan Impairments

Mortgage loans on real estate are considered to be impaired when management estimates that based upon current information and events, it is probable that the Company will be unable to collect amounts due according to the contractual terms of the loan agreement. For mortgage loans that are deemed impaired, a valuation allowance is established for the difference between the carrying amount and the Company’s share of either (a) the present value of the expected future cash flows discounted at the loan’s original effective interest rate, (b) the loan’s observable market price or (c) the fair value of the collateral. Changes in valuation allowances are recorded in net realized capital gains and losses.

Net Realized Capital Gains and Losses

Net realized capital gains and losses from investment sales, after deducting the life and pension policyholders’ share for certain products, are reported as a component of revenues and are determined on a specific identification basis. Net realized capital gains and losses also result from fair value changes in derivatives contracts (both free-standing and embedded) that do not qualify, or are not designated, as a hedge for accounting purposes, and the change in value of derivatives in certain fair-value hedge relationships. Impairments are recognized as net realized capital losses when investment losses in value are deemed other-than-temporary. Recoveries of principal received by the Company in excess of expected realizable value from securities previously recorded as other-than-temporarily impaired are included in net realized capital gains. Foreign currency transaction remeasurements are also included in net realized capital gains and losses.

Net Investment Income

Interest income from fixed maturities and mortgage loans on real estate is recognized when earned on the constant effective yield method based on estimated timing of cash flows. The amortization of premium and accretion of discount for fixed maturities also takes into consideration call and maturity dates that produce the lowest yield. For

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

securitized financial assets subject to prepayment risk, yields are recalculated and adjusted periodically to reflect historical and/or estimated future principal repayments using the retrospective method; however, if these investments are impaired, any yield adjustments are made using the prospective method. Prepayment fees on fixed maturities and mortgage loans are recorded in net investment income when earned. For limited partnerships, the equity method of accounting is used to recognize the Company’s share of earnings. For fixed maturities that have had an other-than-temporary impairment loss, the Company amortizes the new cost basis to par or to the estimated future value over the expected remaining life of the security by adjusting the security’s yield.

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

Accounting and Financial Statement Presentation of Derivative Instruments and Hedging Activities

Derivative instruments are recognized on the consolidated balance sheets at fair value. As of December 31, 2008 and 2007, approximately 95% and 89% of derivatives, respectively, based upon notional values, were priced by valuation models, which utilize independent market data, while the remaining 5% and 11%, respectively, were priced by broker quotations. The derivatives are valued using mid-market level inputs that are predominantly observable in the market place. Inputs used to value derivatives include, but are not limited to, interest swap rates, foreign currency forward and spot rates, credit spreads, interest and equity volatility and equity index levels. The Company performs a monthly analysis on the derivative valuation which includes both quantitative and qualitative analysis. Examples of procedures performed include, but are not limited to, review of pricing statistics and trends, back testing recent trades, analyzing changes in the market environment and monitoring trading volume. This discussion on derivative pricing excludes the GMWB rider and associated reinsurance contracts as well as the embedded derivatives associated with the GMAB product, which are discussed in Note 3.

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

Fair-Value Hedges

Changes in the fair value of a derivative that is designated and qualifies as a fair-value hedge, along with the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings with any differences between the net change in fair value of the derivative and the hedged item representing the hedge ineffectiveness. Periodic cash flows and accruals of income/expense (“periodic derivative net coupon settlements”) are recorded in the line item of the consolidated statements of operations in which the cash flows of the hedged item are recorded.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash-Flow Hedges

Changes in the fair value of a derivative that is designated and qualifies as a cash-flow hedge are recorded in AOCI and are reclassified into earnings when the variability of the cash flow of the hedged item impacts earnings. Gains and losses on derivative contracts that are reclassified from AOCI to current period earnings are included in the line item in the consolidated statements of operations in which the cash flows of the hedged item are recorded. Any hedge ineffectiveness is recorded immediately in current period earnings as net realized capital gains and losses. Periodic derivative net coupon settlements are recorded in the line item of the consolidated statements of operations in which the cash flows of the hedged item are recorded.

Foreign-Currency Hedges

Changes in the fair value of derivatives that are designated and qualify as foreign-currency hedges are recorded in either current period earnings or AOCI, depending on whether the hedged transaction is a fair-value hedge or a cash-flow hedge, respectively. Any hedge ineffectiveness is recorded immediately in current period earnings as net realized capital gains and losses. Periodic derivative net coupon settlements are recorded in the line item of the consolidated statements of operations in which the cash flows of the hedged item are recorded.

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

Hedge Documentation and Effectiveness Testing

To qualify for hedge accounting treatment, a derivative must be highly effective in mitigating the designated changes in fair value or cash flow of the hedged item. At hedge inception, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction. The documentation process includes linking derivatives that are designated as fair-value, cash-flow, foreign-currency or net investment hedges to specific assets or liabilities on the balance sheet or to specific forecasted transactions and defining the effectiveness and ineffectiveness testing methods to be used. The Company also formally assesses both at the hedge’s inception and ongoing on a quarterly basis, whether the derivatives that are used in hedging transactions have been and are expected to continue to be highly effective in offsetting changes in fair values or cash flows of hedged items. Hedge effectiveness is assessed using qualitative and quantitative methods. Qualitative methods may include comparison of critical terms of the derivative to the hedged item. Quantitative methods include regression or other statistical analysis of changes in fair value or cash flows associated with the hedge relationship. Hedge ineffectiveness of the hedge relationships are measured each reporting period using the “Change in Variable Cash Flows Method”, the “Change in Fair Value Method”, the “Hypothetical Derivative Method”, or the “Dollar Offset Method”.

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

Credit Risk

The Company’s derivative counterparty exposure policy establishes market-based credit limits, favors long-term financial stability and creditworthiness and typically requires credit enhancement/credit risk reducing agreements. Credit risk is measured as the amount owed to the Company based on current market conditions and potential payment obligations between the Company and its counterparties. For each legal entity of the Company’s credit exposures are generally quantified daily, netted by counterparty and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of derivatives exceeds the contractual thresholds which do not exceed $10, except for reinsurance derivatives. The Company also minimizes the credit risk in derivative instruments by entering into transactions with high quality counterparties rated A2/A or better, which are monitored and evaluated by the Company’s risk management team and reviewed by senior management. In addition, the compliance unit monitors counterparty credit exposure on a monthly basis to ensure compliance with Company policies and statutory limitations. The Company also maintains a policy of requiring that derivative contracts, other than exchange traded contracts, certain currency forward contracts, and certain embedded derivatives, be governed by an International Swaps and Derivatives Association Master Agreement which is structured by legal entity and by counterparty and permits right of offset.

Product Derivatives

The Company offers certain variable annuity products with a guaranteed minimum withdrawal benefit (“GMWB”) rider. The Company has also assumed, through reinsurance, from HLIKK GMIB, GMWB and GMAB. The fair value of the GMIB, GMWB and GMAB is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. Because of the dynamic and complex nature of these cash flows, best estimate assumptions and stochastic techniques under a variety of market return scenarios are used. Estimating these cash flows involves numerous estimates and subjective judgments including those regarding expected market rates of return, market volatility, correlations of market returns and discount rates. At each valuation date, the Company assumes expected returns based on risk-free rates as represented by the current LIBOR forward curve rates; market volatility assumptions for each underlying index based on a blend of observed market “implied volatility” data and annualized standard deviations of monthly returns using the most recent 20 years of observed market performance correlations of market returns across underlying indices based on actual observed market returns and relationships over the ten years preceding the valuation date; and current risk-free spot rates, as represented by the current LIBOR spot curve, to determine the present value of expected future cash flows produced in the stochastic projection process.

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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has reinsurance arrangements in place to transfer a portion of its risk of loss due to GMWB. These arrangements are recognized as derivatives and carried at fair value in reinsurance recoverables. Changes in the fair value of the reinsurance agreements are recorded in net realized capital gains and losses. See Note 3 for a complete discussion of GMWB reinsurance valuation.

Separate Accounts

The Company maintains separate account assets, which are reported at fair value. Separate account liabilities are reported at amounts consistent with separate account assets. Separate accounts include contracts, wherein the policyholder assumes the investment risk. Separate account assets are segregated from other investments and investment income and gains and losses accrue directly to the policyholder.

Deferred Policy Acquisition Costs and Present Value of Future Profits

The deferred policy acquisition costs asset and present value of future profits (“PVFP”) intangible asset (hereafter, referred to collectively as “DAC”) related to investment contracts and universal life-type contracts (including variable annuities) are amortized in the same way, over the estimated life of the contracts acquired using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of estimated gross profits (“EGPs”). EGPs are also used to amortize other assets and liabilities on the Company’s balance sheet, such as sales inducement assets and unearned revenue reserves (“URR”). Components of EGPs are used to determine reserves for guaranteed minimum death, income and universal life secondary guarantee benefits accounted for and collectively referred to as “SOP 03-1 reserves”. At December 31, 2008 and 2007, the carrying value of the Company’s DAC asset was $9.7 billion and $8.4 billion, respectively. At December 31, 2008, the sales inducement, unearned revenue reserves, and SOP 03-1 balances were $515, $1.5 billion and $922, respectively. At December 31, 2007, the sales inducement, unearned revenue reserves and SOP 03-1 reserves were $445, $1.0 billion and $550, respectively.

For most contracts, the Company estimates gross profits over a 20 year horizon as estimated profits emerging subsequent to that time-frame are immaterial. The Company uses other amortization bases for amortizing DAC, such as gross costs (net of reinsurance), as a replacement for EGPs when EGPs are expected to be negative for multiple years of the contract’s life. Actual gross profits, in a given reporting period, that vary from management’s initial estimates result in increases or decreases in the rate of amortization, commonly referred to as a “true-up”, which are recorded in the current period. The true-up recorded for the years ended December 31, 2008, 2007 and 2006 was an increase (decrease) to amortization of $138, $(9) and $45, respectively.

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

Estimating future gross profits is a complex process requiring considerable judgment and the forecasting of events well into the future. Given the current volatility in the capital markets and the evaluation of other factors, the Company will continually evaluate its separate account return estimation process and may change that process from time to time.

The Company plans to complete a comprehensive assumptions study and refine its estimate of future gross profits during the third quarter of each year. Upon completion of an assumption study, the Company revises its assumptions to reflect its current best estimate, thereby changing its estimate of projected account values and the related EGPs in the DAC, sales inducement and unearned revenue reserve amortization models as well as SOP 03-1 reserving

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

models. The DAC asset, as well as the sales inducement asset, unearned revenue reserves and SOP 03-1 reserves are adjusted with an offsetting benefit or charge to income to reflect such changes in the period of the revision, a process known as an “Unlock”. An Unlock that results in an after-tax benefit generally occurs as a result of actual experience or future expectations of product profitability being favorable compared to previous estimates. An Unlock that results in an after-tax charge generally occurs as a result of actual experience or future expectations of product profitability being unfavorable compared to previous estimates.

In addition to when a comprehensive assumption study is completed, revisions to best estimate assumptions used to estimate future gross profits are necessary when the EGPs in the Company’s models fall outside of an independently determined reasonable range of EGPs. The Company performs a quantitative process each quarter to determine the reasonable range of EGPs. This process involves the use of internally developed models, which run a large number of stochastically determined scenarios of separate account fund performance. Incorporated in each scenario are assumptions with respect to lapse rates, mortality and expenses, based on the Company’s most recent assumption study. These scenarios are run for the Company’s individual variable annuity businesses, the Company’s Retirement Plans businesses, and for the Company’s individual variable universal life business and are used to calculate statistically significant ranges of reasonable EGPs. The statistical ranges produced from the stochastic scenarios are compared to the present value of EGPs used in the Company’s models. If EGPs used in the Company’s models fall outside of the statistical ranges of reasonable EGPs, an “Unlock” would be necessary. If EGPs used in the Company’s models fall inside of the statistical ranges of reasonable EGPs, the Company will not solely rely on the results of the quantitative analysis to determine the necessity of an Unlock. In addition, the Company considers, on a quarterly basis, other qualitative factors such as product, regulatory and policyholder behavior trends and may also revise EGPs if those trends are expected to be significant and were not or could not be included in the statistically significant ranges of reasonable EGPs. As of December 31, 2008, the EGPs used in the Company’s models fell within the statistical ranges of reasonable EGPs. As a result of this statistical test and review of qualitative factors, the Company did not “Unlock” the EGPs used in the Company’s models during the fourth quarter of 2008.

Unlock and Results

As described above, as of September 30 2008, the Company completed a comprehensive study of assumptions underlying EGPs, resulting in an Unlock. The study covered all assumptions, including mortality, lapses, expenses, interest rate spreads, hedging costs, and separate account values, in substantially all product lines. The new best estimate assumptions were applied to the current policy related in-force or account returns to project future gross profits. The after-tax impact on the Company’s assets and liabilities as a result of the Unlock during the third quarter of 2008 was as follows:

				Sales
Segment		Unearned Revenue	Death and Income	Inducement
After-tax (charge) benefit	DAC and PVFP	Reserves	Benefit Reserves(1)	Assets	Total(2)

Retail	$(647)	$18	$(75)	$(27)	$(731)
Individual Life	(29)	(12)	(3)	—	(44)
Retirement Plans	(49)	—	—	—	(49)

Total	$(725)	$6	$(78)	$(27)	$(824)

(1)	As a result of the Unlock, death benefit reserves, in Retail, increased $389, pre-tax, offset by an increase of $273, pre-tax, in reinsurance recoverables.

(2)	The following were the most significant contributors to the Unlock amounts recorded during the third quarter of 2008:

•	Actual separate account returns from the period ending July 31, 2007 to September 30, 2008 were significantly below our aggregated estimated return

•	The Company reduced its 20 year projected separate account return assumption from 7.8% to 7.2% in the U.S.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	In Retirement Plans, the Company reduced its estimate of future fees as plans meet contractual size limits(“breakpoints”) causing a lower fee schedule to apply and the Company increased its assumption for future deposits by existing plan participants.

The after-tax impact on the Company’s assets and liabilities as a result of the Unlock during the third quarter of 2007 was as follows:

				Sales
Segment		Unearned Revenue	Death and Income	Inducement
After-tax (charge) benefit	DAC and PVFP	Reserves	Benefit Reserves(1)	Assets	Total(2)

Retail	$181	$(5)	$(4)	$9	$181
Individual Life	24	(8)	—	—	16
Retirement Plans	(9)	—	—	—	(9)
Institutional	1	—	—	—	1

Total	$197	$(13)	$(4)	$9	$189

(1)	As a result of the Unlock, death benefit reserves, in Retail, decreased $4, pre-tax, offset by a decrease of $10, pre-tax, in reinsurance recoverables.

(2)	The following were the most significant contributors to the Unlock amounts recorded during the third quarter of 2007:

•	Actual separate account returns were above our aggregated estimated return.

•	During the third quarter of 2007, the Company estimated gross profits using the mean of EGPs derived from a set of stochastic scenarios that have been calibrated to our estimated separate account return as compared to prior year where we used a single deterministic estimation. The impact of this change in estimation was a benefit of $20, after-tax, for U.S. variable annuities.

•	As part of its continual enhancement to its assumption setting processes and in connection with its assumption study, the Company included dynamic lapse behavior assumptions. Dynamic lapses reflect that lapse behavior will be different depending upon market movements. The impact of this assumption change along with other base lapse rate changes was an approximate benefit of $40, after-tax, for U.S. variable annuities.

An “Unlock” only revises EGPs to reflect current best estimate assumptions. With or without an Unlock, and even after an Unlock occurs, the Company must also test the aggregate recoverability of the DAC and sales inducement assets by comparing the existing DAC balance to the present value of future EGPs. In addition, the Company routinely stress tests its DAC and sales inducement assets for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced a significant sell-off, as the majority of policyholders’ funds in the separate accounts is invested in the equity market. As of December 31, 2008, the Company believed U.S. individual variable annuity EGPs could fall, through a combination of negative market returns, lapses and mortality, by at least 6% before portions of its DAC and sales inducement assets would be unrecoverable.

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

Certain contracts classified as universal life-type may also include additional death or other insurance benefit features, such as guaranteed minimum death benefits offered with variable annuity contracts or no lapse guarantees offered with universal life insurance contracts. An additional liability is established for these benefits by estimating the expected present value of the benefits in excess of the projected account value in proportion to the present value of total expected assessments. Excess benefits are accrued as a liability as actual assessments are recorded. Determination of the expected value of excess benefits and assessments are based on a range of scenarios and assumptions including those related to market rates of return and volatility, contract surrender rates and mortality experience. Revisions to assumptions are made consistent with the Company’s process for a DAC unlock. See Life Deferred Policy Acquisition Costs and Present value of Future Benefits in this Note.

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

The Company has classified its institutional and governmental products, without life contingencies, including funding agreements, certain structured settlements and guaranteed investment contracts, as investment contracts. The liability for investment contracts is equal to the balance that accrues to the benefit of the contract holder as of the financial statement date, which includes the accumulation of deposits plus credited interest, less withdrawals and amounts assessed through the financial statement date. Contract holder funds include funding agreements held by Variable Interest Entities issuing medium-term notes.

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

Participating life insurance in-force accounted for 7%, 7% and 3% as of December 31, 2008, 2007 and 2006, respectively, of total life insurance in-force. Dividends to policyholders were $14, $11 and $22 for the years ended December 31, 2008, 2007 and 2006, respectively. There were no additional amounts of income allocated to participating policyholders. If limitations exist on the amount of net income from participating life insurance contracts that may be distributed to stockholder’s, the policyholder’s share of net income on those contracts that cannot be distributed is excluded from stockholder’s equity by a charge to operations and a credit to a liability.

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

Goodwill

Goodwill represents the excess of costs over the fair value of net assets acquired. Goodwill is not amortized but is reviewed for impairment at least annually or more frequently if events occur or circumstances change that would indicate that a triggering event, as defined in SFAS 142, “Goodwill and Other Intangible Assets” (SFAS 142), has occurred. The goodwill impairment test follows a two step process as defined in SFAS 142. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. This allocation is similar to a purchase price allocation performed in purchase accounting. If the carrying amount of the reporting unit goodwill exceeds the implied goodwill value, an impairment loss shall be recognized in an amount equal to that excess.

Income Taxes

The Company recognizes taxes payable or refundable for the current year and deferred taxes for the tax consequences of differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse. See Note 11 for a further discussion of the account for income taxes.

Contingencies

Management follows the requirements of SFAS No. S “Accounting for Contingencies.” This statement requires management to evaluate each contingent matter separately. A loss is recorded if probable and reasonably estimable. Management establishes reserves for these contingencies at the “best estimate”, or, if no one number within the

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

range of possible losses is more probable then any other, the Company records an estimated reserve of the low end of the range of losses.

2.	Segment Information

The Company has three groups comprised of four reporting segments: The Retail Products Group (“Retail”) and Individual Life segments makes up the Individual Markets Group. The Retirement Plans segment represents the Employer Market Group and the Institutional Solutions Group (“Institutional”) make up its own group. In 2007, the Company changed its reporting for realized gains and losses, as well as credit risk charges previously allocated between Other and each of the reporting segments. All segment data for prior reporting periods have been adjusted to reflect the current segment reporting.

Retail offers individual variable and fixed market value adjusted (“MVA”) annuities.

Retirement Plans provides products and services to corporations pursuant to Section 401(k) and products and services to municipalities and not-for-profit organizations under Section 457 and 403(b) of the IRS code.

Institutional provides customized investment, insurance, and income solutions to select markets. Products include stable value contracts, institutional annuities (primarily terminal funding cases), variable Private Placement Life Insurance (“PPLI”) owned by corporations and high net worth individuals, and mutual funds owned by institutional investors. Furthermore, Institutional offers individual products including structured settlements, single premium immediate annuities, and longevity assurance.

Individual Life sells a variety of life insurance products, including variable universal life, universal life, interest sensitive whole life and term life.

The Company includes in an Other category its leveraged PPLI product line of business; corporate items not directly allocated to any of its reporting segments; intersegment eliminations, GMIB, GMDB, GMWB and GMAB reinsurance assumed from Hartford Life Insurance KK (“HLIKK”), a related party and subsidiary of Hartford Life, as well as certain group benefit products, including group life and group disability insurance that is directly written by the Company and for which nearly half is ceded to its parent, HLA.

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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables represent summarized financial information concerning the Company’s segments.

	For the Years Ended
	December 31,
Revenues by Product Line	2008	2007	2006

Revenues
Life
Earned premiums, fees, and other considerations
Retail
Individual annuity:
Individual variable annuity	$1,849	$2,103	$1,835
Fixed/MVA Annuity	(5)	1	3
Other	3	—	—

Total Retail	1,847	2,104	1,838
Individual Life
Total Individual Life	784	760	780
Total Individual Markets Group	2,631	2,864	2,618
Retirement Plans
401(k)	174	179	154
403(b)/457	42	50	45

Total Retirement Plans	216	229	199
Institutional
IIP	915	1,012	623
PPLI	118	224	103

Total Institutional	1,033	1,236	726
Other	218	163	117

Total Life premiums, fees, and other considerations	4,098	4,492	3,660

Net investment income	2,617	3,048	2,728
Net realized capital losses	(5,651)	(934)	(299)

Total Life	$1,064	$6,606	$6,089

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Years Ended December 31,
	2008	2007	2006

Net Income (Loss)
Retail	$(1,280)	$663	$397
Retirement Plans	(144)	53	94
Institutional	(508)	7	69
Individual Life	(51)	169	137
Other	(1,542)	(152)	34

Total net income	$(3,525)	$740	$731

Net investment income
Retail	$768	$815	$835
Individual Life	308	331	293
Retirement Plans	342	355	326
Institutional	988	1,226	987
Other	211	321	287

Total net investment income	$2,617	$3,048	$2,728

Amortization of deferred policy acquisition and present value of future profits
Retail	1,251	$316	$913
Individual Life	166	117	235
Retirement Plans	91	58	(4)
Institutional	19	23	32
Other	(2)	1	(1)

Total amortization of DAC	$1,525	$515	$1,175

Income tax expense (benefit)
Retail	(911)	$137	$(40)
Individual Life	(39)	81	60
Retirement Plans	(127)	14	35
Institutional	(284)	(5)	26
Other	(836)	(59)	22

Total income tax expense	$(2,197)	$168	$103

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2008	2007

Assets
Retail	$96,529	$135,244
Individual Life	13,244	15,151
Retirement Plans	22,570	28,157
Institutional	59,643	77,990
Other	12,394	9,670

Total assets	$204,380	$266,212

DAC
Retail	$5,695	$5,182
Individual Life	3,000	2,411
Retirement Plans	877	658
Institutional	156	143
Other	(1)	(1)

Total DAC	$9,727	$8,393

Reserve for Future Policy Benefits
Retail	$1,334	$944
Individual Life	726	685
Retirement Plans	313	333
Institutional	7,467	6,657
Other	715	777

Total Reserve for Future Policy Benefits	$10,555	$9,396

Other Policyholder Funds
Retail	$22,122	$15,391
Individual Life	5,553	5,210
Retirement Plans	6,437	5,591
Institutional	11,249	12,455
Other	7,208	3,730

Total Other Policyholder Funds	$52,569	$42,377

3.	Fair Value Measurements

The following financial instruments are carried at fair value in the Company’s consolidated financial statements: fixed maturities, equity securities, short term investments, freestanding and embedded derivatives, and separate account assets. These fair value disclosures include information regarding the valuation of the Company’s guaranteed benefits products and the impact of the adoption of SFAS 157, followed by the fair value measurement and disclosure requirements of SFAS 157.

Accounting for Guaranteed Benefits Offered With Variable Annuities

Many of the variable annuity contracts issued or reinsured by the Company offer various guaranteed minimum death, withdrawal, income and accumulation benefits. Those benefits are accounted for under SFAS 133 or AICPA Statement of Position No. 03-1 “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”). Guaranteed minimum benefits and reinsurance of guaranteed minimum benefits often meet the definition of an embedded derivative under SFAS 133 as they have notional amounts (the guaranteed balance) and underlyings (the investment fund options), they require no initial net investment and they have terms that require or permit net settlement. However, certain guaranteed minimum benefits settle only upon a single insurable event, such as death (guaranteed minimum death benefits or “GMDB”) or living (life contingent portion of guaranteed minimum withdrawal benefits or “GMWB”), and as such are outside of the scope of SFAS 133 under the “insurance contract exception”. Guaranteed minimum benefits that are outside of the scope of SFAS 133 or do not meet the net settlement requirements of SFAS 133 are accounted for as insurance benefits under SOP 03-1.

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

A GMWB contract is ‘in the money’ if the contract holder’s guaranteed remaining benefit becomes greater than the account value. As of December 31, 2008 and December 31, 2007, 88% and 19%, respectively, of all unreinsured U.S. GMWB ’in-force’ contracts were ‘in the money’. For contracts that were ‘in the money’ the Company’s exposure to the guaranteed remaining benefit, after reinsurance, as of December 31, 2008 and December 31, 2007, was $7.4 billion and $139, respectively. However, the only ways the GMWB contract holder can monetize the excess of the GRB over the account value of the contract is upon death or if their account value is reduced to a contractually specified minimum level, through a combination of a series of withdrawals that do not exceed a specific percentage of the premiums paid per year and market declines. If the account value is reduced to the contractually specified minimum level, the contract holder will receive an annuity equal to the remaining GRB and for the Company’s “life-time” GMWB products payments can continue beyond the GRB. As the amount of the excess of the GRB over the account value can fluctuate with equity market returns on a daily basis and the ultimate lifetime GMWB payments can exceed the GRB, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than $7.4 billion. Significant declines in equity markets since December 31, 2008 have significantly increased our exposure to these guarantees.

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

•	Reinsured GMAB: Effective September 30, 2007, HLAI entered into another reinsurance agreement where HLIKK agreed to cede and HLAI agreed to reinsure 100% of the risks associated with the in-force and prospective GMAB riders issued by HLIKK on certain of its variable annuity business. The GMAB provides the policyholder with the GRB if the account value is less than premiums after an accumulation period, generally 10 years, and if the account value has not dropped below 80% of the initial deposit, at which point a GMIB must either be exercised or the policyholder can elect to surrender 80% of the initial deposit without a surrender charge. The GRB is generally equal to premiums less surrenders. During the fourth quarter of 2008, nearly all contractholder account values had dropped below 80% of the initial deposit, at which point the GMIB was exercised.

•	Reinsured GMWB: Effective February 29, 2008, HLAI entered into a reinsurance agreement where HLIKK agreed to cede and HLAI agreed to reinsure 100% of the risks associated with the in-force and prospective GMWB riders issued by HLIKK on certain variable annuity business.

The contracts underlying the GMWB, GMIB and GMAB reinsurance contracts are ‘in the money’ if the contract holder’s GRB is greater than the account value. For contracts that were ‘in the money’ the Company’s exposure related to GMWB, GMIB and GMAB, as of December 31, 2008 and December 31, 2007, was $4.2 billion and $130, respectively. However, for GMIB’s, the only way the contract holder can monetize the excess of the GRB over the account value of the contract is upon annuitization and the amount to be paid by the Company will either be in the form of a lump sum, or over the annuity period for certain GMIB’s or over the annuity period only for other GMIB’s. For GMAB’s the only way that the contract holder can monetize the excess of the GRB over the account value of the contract is through a lump sum payment after a ten year waiting period. As the amount of the excess of the GRB over the account value can fluctuate with equity market returns on a daily basis, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than $4.2 billion. Significant declines in equity markets since December 31, 2008 have significantly increased our exposure to these guarantees.

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

Other Derivative Instruments

The Company uses other hedging instruments to hedge its unreinsured GMWB exposure. These instruments include interest rate futures and swaps, variance swaps, S&P 500 and NASDAQ index put options and futures contracts. The Company also uses EAFE Index swaps to hedge GMWB exposure to international equity markets. The Company also utilizes option contracts as well as futures contracts to partially economically hedge the statutory reserve impact of equity risk arising primarily from GMDB and GMWB obligations against a decline in the equity markets.

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

Moreover, the adoption of SFAS 157 has resulted in lower variable annuity fee income for new business issued in 2008 as Attributed Fees have increased consistent with incorporating additional risk margins and other indicia of “exit value” in the valuation of the embedded derivative. The level of Attributed Fees for new business each quarter also depends on the level of equity index volatility, as well as other factors, including interest rates. As equity index volatility has risen, interest rates have declined, and the Company adopted SFAS 157, the fees ascribed to the new business cohorts issued in 2008 have risen to levels above the rider fee for most products. The extent of any excess of Attributed Fee over rider fee will vary by product.

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

Level 1	Observable inputs that reflect quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. Level 1 securities include highly liquid U.S. Treasury securities, money market funds, certain mortgage-backed securities, and exchange traded equity and derivative securities.

Level 2	Observable inputs, other than quoted prices included in Level 1, for the asset or liability or prices for similar assets and liabilities. Most debt securities and some preferred stocks are model priced by vendors using observable inputs and are classified within Level 2. Also included in the Level 2 category are derivative instruments that are priced using models with observable market inputs, including interest rate, foreign currency and certain credit swap contracts.

Level 3	Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). Level 3 securities include less liquid securities such as highly structured and/or lower quality asset-backed securities (“ABS”) and commercial mortgage-backed securities (“CMBS”), including ABS backed by sub-prime loans, and private placement debt and equity securities. Embedded derivatives and complex derivatives securities, including equity derivatives, longer dated interest rate swaps and certain complex credit derivatives are also included in Level 3. Because Level 3 fair values, by their nature, contain unobservable market inputs as there is no observable market for these assets and liabilities, considerable judgment is used to determine the SFAS 157 Level 3 fair values. Level 3 fair values represent the Company’s best estimate of an amount that could be realized in a current market exchange absent actual market exchanges.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the Company’s assets and liabilities that are carried at fair value by SFAS 157 hierarchy levels, as of December 31, 2008:

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets accounted for at fair value on a recurring basis
Fixed maturities, available-for-sale	$39,560	$3,502	$27,316	$8,742
Equity securities, available-for-sale	429	144	226	59
Other investments
Other derivatives used to hedge U.S. GMWB	600	—	13	587
Other derivatives(1)	522	—	588	(66)

Total Other investments	1,122	—	601	521
Short-term investments	5,562	3,905	1,657	—
Reinsurance recoverables	1,302	—	—	1,302
Separate account assets(2)(5)	126,367	94,394	31,187	786

Total assets accounted for at fair value on a recurring basis	$174,342	$101,945	$60,987	$11,410

Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable U.S. GMWB	$(6,526)	$—	$—	$(6,526)
Reinsured Japan GMIB	(2,581)	—	—	(2,581)
Reinsured Japan GMAB	(1)	—	—	(1)
Reinsured Japan GMWB	(34)	—	—	(34)
Institutional Notes	(41)	—	—	(41)
Equity Linked Notes	(8)	—	—	(8)
Total other policyholder funds and benefits payable	(9,191)	—	—	(9,191)
Customized derivatives used to hedge U.S. GMWB	941	—	—	941
Other derivatives used to hedge U.S. GMWB	1,123	—	14	1,109
Macro hedge program	137	—	—	137
Other investments	5	—	173	(168)
Total Other liabilities	2,206	—	187	2,019
Consumer notes(4)	(5)	—	—	(5)

Total liabilities accounted for at fair value on a recurring basis	$(6,990)	—	$187	$(7,177)

(1)	Includes over-the-counter derivative instruments in a net asset value position which may require the counterparty to pledge collateral to the Company. At December 31, 2008, $507 was the amount of cash collateral liability that was netted against the derivative asset value on the condensed consolidated balance sheet, and is excluded from the table above. See footnote 3 below for derivative liabilities.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Pursuant to the conditions set forth in SOP 03-1, the value of separate account liabilities is set to equal the fair value for separate account assets.

(3)	Includes over-the-counter derivative instruments in a net negative market value (derivative liability). In the SFAS 157 Level 3 roll forward table included below in this Note, the derivative asset and liability are referred to as “freestanding derivatives” and are presented on a net basis.

(4)	Represents embedded derivatives associated with non-funding agreement-backed consumer equity-linked notes.

(5)	Excludes approximately $3 billion of investment sales receivable net of investment purchases payable that are not subject to SFAS 157.

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

The Company performs a monthly analysis on the prices and credit spreads received from third parties to ensure that the prices represent a reasonable estimate of the fair value. This process involves quantitative and qualitative analysis and is overseen by investment and accounting professionals. Examples of procedures performed include, but are not limited to, initial and on-going review of third party pricing services methodologies, review of pricing statistics and trends, back testing recent trades, and monitoring of trading volumes. In addition, the Company ensures whether prices received from independent brokers represent a reasonable estimate of fair value through the use of internal and external cash flow models developed based on spreads, and when available, market indices. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the available market data, the price received from the third party is adjusted accordingly. At December 31, 2008, the Company made fair value determinations which lowered prices received from third party pricing services and brokers by a total of $92. The securities adjusted had an amortized cost and fair value after adjustment of $472 and $165, respectively, and were primarily CMBS securities.

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

Due to a general lack of transparency in the process that the brokers use to develop prices, most valuations that are based on brokers’ prices are classified as Level 3. Some valuations may be classified as Level 2 if the price can be corroborated. Internal matrix-priced securities, primarily consisting of certain private placement debt, are also classified as Level 3. The matrix pricing of certain private placement debt includes significant non-observable inputs, the internally determined credit rating of the security and an externally provided credit spread.

The following table presents the fair value of the significant asset sectors within the SFAS 157 Level 3 securities classification as of December 31, 2008.

		% of Total
	Fair Value	Fair Value

ABS
Below Prime	1,405	16.0%
Collateralized Loan Obligations (CLOs)	1,570	17.8%
Other	443	5.0%
Corporate
Matrix priced private placements	3,038	34.5%
Other	1,383	15.7%
Commercial mortgage-backed securities (“CMBS”)	659	7.5%
Preferred stock	48	0.6%
Other	255	2.9%

Total Level 3 securities	8,801	100.0%

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	ABS below prime primarily represents sub-prime and Alt-A securities which are classified as Level 3 due to the lack of liquidity in the market.

•	ABS CLOs represent senior secured bank loan CLOs which are primarily priced by independent brokers.

•	ABS Other primarily represents broker priced securities.

•	Corporate-matrix priced represents private placement securities that are thinly traded and priced using a pricing matrix which includes significant non-observable inputs.

•	Corporate- other primarily represents broker-priced public securities and private placement securities qualified for sale under rule 144A and long-dated fixed maturities where the term of significant inputs may not be sufficient to be deemed observable.

•	CMBS primarily represents CMBS bonds and commercial real estate collateralized debt obligations (“CRE CDOs”) which were either fair valued by the Company or by independent brokers due to the illiquidity of this sector.

•	Preferred stock primarily represents lower quality preferred securities that are less liquid due to market conditions.

Derivative Instruments, including embedded derivatives within investments

Derivative instruments are reported on the consolidated balance sheets at fair value and are reported in Other Investments and Other Liabilities. Embedded derivatives are reported with the host instruments on the consolidated balance sheet. Derivative instruments are fair valued using pricing valuation models, which utilize market data inputs or independent broker quotations. Excluding embedded derivatives, as of December 31, 2008, 95% of derivatives, based upon notional values, were priced by valuation models, which utilize independent market data. The remaining derivatives were priced by broker quotations. The derivatives are valued using mid-market inputs that are predominantly observable in the market. Inputs used to value derivatives include, but are not limited to, interest swap rates, foreign currency forward and spot rates, credit spreads and correlations, interest and equity volatility and equity index levels. The Company performs a monthly analysis on derivative valuations which includes both quantitative and qualitative analysis. Examples of procedures performed include, but are not limited to, review of pricing statistics and trends, back testing recent trades, analyzing the impacts of changes in the market environment and review of changes in market value for each derivative including those derivatives priced by brokers.

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

Derivative instruments classified as Level 3 include complex derivatives, such as equity options and swaps, interest rate derivatives which have interest rate optionality, certain credit default swaps, and long-dated interest rate swaps. Also included in Level 3 classification for derivatives are customized equity swaps that partially hedge the U.S. GMWB liabilities. Additional information on the customized transactions is provided under the “Accounting for Guaranteed Benefits Offered With Variable Annuities” section of this Note 3. These derivative instruments are valued using pricing models which utilize both observable and unobservable inputs and, to a lesser extent, broker quotations. A derivative instrument containing Level 1 or Level 2 inputs will be classified as a Level 3 financial instrument in its entirety if it has as least one significant Level 3 input.

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

.

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

GMWB Embedded Derivatives and Reinsured GMWB, GMAB and GMIB Free-Standing Derivatives (in Other Policyholder Funds and Benefits Payable)

The fair value of GMWB embedded derivative and reinsured GMWB, GMAB and GMIB free-standing derivatives, reported in Other Policyholder Funds and Benefits Payable on the Company’s consolidated balance sheet, are calculated as an aggregation of the components described in the SFAS 157 Transition section of this Note 3. The fair value of those derivatives are modeled using significant unobservable policyholder behavior inputs, such as lapses, fund selection, resets and withdrawal utilization, and risk margins. As a result, the GMWB embedded derivatives and reinsured GMWB, GMAB and GMAB free-standing derivatives are categorized as Level 3.

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The tables below provide a fair value rollforward for the year ending December 31, 2008 for the financial instruments for which significant unobservable inputs (Level 3) are used in the fair value measurement on a recurring basis. The Company classifies the fair values of financial instruments within Level 3 if there are no observable markets for the instruments or, in the absence of active markets, the majority of the inputs used to determine fair value are based on the Company’s own assumptions about market participant assumptions. However, the Company prioritizes the use of market-based inputs over entity-based assumptions in determining Level 3 fair values in accordance with SFAS 157. Therefore, the gains and losses in the tables below include changes in fair value due partly to observable and unobservable factors.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Roll-forward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the twelve months from January 1, 2008 to December 31, 2008

							Changes in
							unrealized
							gains (losses)
							included in net
		Realized/unrealized					income related
		gains (losses)				SFAS 157	to financial
	SFAS 157 Fair	included in:		Purchases,	Transfers in	Fair value	instruments
	value as of	Net		issuances,	and/or	as of	still held at
	January 1,	income		and	(out) of	December 31,	December 31,
	2008	(2),(3)	AOCI(5)	settlements	Level 3(7)	2008	2008(3)

Assets
Fixed maturities	$13,558	$(659)	$(3,382)	$526	$(1,301)	$8,742	$(515)
Equity securities, available-for-sale	563	1	(27)	3	(481)	59	(2)
Freestanding derivatives(4)
Customized derivatives used to hedge U.S. GMWB	91	850	—	—	—	941	850
Other freestanding derivatives used to hedge U.S. GMWB	564	1,161	—	(29)	—	1,696	1,043
Macro hedge program	18	85	—	34	—	137	102
Other freestanding derivatives	(303)	(316)	16	271	98	(234)	(225)
Total Freestanding Derivatives	370	1,780	16	276	98	2,540	1,770
Reinsurance recoverable (1),(2),(9)	238	962	—	102	—	1,302	962
Separate accounts(6)	701	(204)	—	(26)	315	786	(73)

Supplemental Asset Information:
Total freestanding derivatives used to hedge U.S. GMWB including those in Levels 1, 2 and 3(10)	643	3,374	—	(1,353)	—	2,664	3,374

Liabilities
Other policyholder funds and benefits payable accounted for at fair value(2)
U.S. GMWB	$(1,433)	$(4,967)	$—	$(126)	$—	$(6,526)	$(4,967)
Reinsured Japan GMIB	(220)	(2,000)	(256)	(105)	—	(2,581)	(2,000)
Reinsured Japan GMWB	—	(28)	(3)	(3)	—	(34)	(28)
Reinsured Japan GMAB	(22)	32	(2)	(9)	—	(1)	32
Institutional Notes	(24)	(17)	—	—	—	(41)	(17)
Equity Linked Notes	(21)	13	—	—	—	(8)	13
Total other policyholder funds and benefits payable accounted for at fair value(2)	(1,720)	(6,967)	(261)	(243)	—	(9,191)	(6,967)
Consumer notes	(5)	5	—	(5)	—	(5)	5

Supplemental Information:
Net U.S. GMWB (Embedded derivatives, freestanding derivatives including those in Levels 1, 2 and 3 and reinsurance recoverable)(8)	(552)	(631)	—	(1,377)	—	(2,560)	(631)

(1)	The January 1, 2008 fair value of $238 includes the pre-SFAS 157 fair value of $128 and transitional adjustment of $110.

(2)	The Company classifies all the gains and losses on GMWB reinsurance derivatives and GMWB embedded derivatives and reinsured GMWB, GMIB and GMAB free standing derivatives as unrealized gains/losses for

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purposes of disclosure in this table because it is impracticable to track on a contract-by-contract basis the realized gains/losses for these derivatives and embedded derivatives.

(3)	All amounts in these columns are reported in net realized capital gains/losses, except for $6 for the twelve months ending December 31, 2008, which is reported in benefits, losses and loss adjustment expenses. All amounts are before income taxes and amortization of DAC.

(4)	The freestanding derivatives, excluding reinsurance derivatives instruments, are reported in this table on a net basis for asset/ (liability) positions and reported on the consolidated balance sheet in other investments and other liabilities.

(5)	AOCI refers to “Accumulated other comprehensive income” in the consolidated statement of changes in stockholder’s equity. All amounts are before income taxes and amortization of DAC.

(6)	The realized/unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities which results in a net zero impact on net income for the Company.

(7)	Transfers in and/or (out) of Level 3 during the twelve months ended December 31, 2008 are attributable to a change in the availability of market observable information for individual securities within respective categories.

(8)	The net loss on U.S. GMWB since January 1, 2008 was primarily related to liability model assumption updates for mortality in the first quarter and market-based hedge ineffectiveness due to extremely volatile capital markets in the second half of 2008.

(9)	During July 2008, the Company reinsured, with a third party, U.S. GMWB risks associated with approximately $7.8 billion of account value sold between 2003 and 2006. The reinsurance agreement is an 80% quota-share agreement. The third party’s financial strength is rated A+ by A.M. Best, AA- by Standard and Poor’s and Aa2 by Moody’s. The reinsurance agreement will be accounted for as a freestanding derivative.

(10)	The ‘Purchases, issuances, and settlements’ primarily relates to the receipt of cash on futures and option contracts classified as Level 1 and interest rate, currency and credit default swaps classified as Level 2.

For comparative and informational purposes only, the following tables rollforward the customized and freestanding derivatives used to hedge US GMWB, the reinsurance recoverable for US GMWB and the embedded derivatives reported in other policyholder funds and benefits payable for the year ended December 31, 2007. The fair value amounts in these following tables are the Pre-SFAS 157 fair values.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Roll-forward for the twelve months from January 1, 2007 to December 31, 2007

		Total
		Realized/unrealized		Fair value as
	Fair value as of	gains (losses)	Purchases,	of
	January 1,	included in:	issuances, and	December 31,
	2007	Net income	settlements	2007

Assets
Customized derivatives used to hedge US GMWB	$—	$50	$—	$50
Other freestanding derivatives used to hedge US GMWB	346	198	48	592
Reinsurance recoverable for US GMWB	(22)	127	23	128
Liabilities
Other policyholder funds and benefits payable accounted for at fair value
US GMWB	$53	$(661)	$(99)	$(707)
Reinsured Japan GMIB	119	(159)	(32)	(72)
Reinsured Japan GMAB	—	3	(1)	2
Institutional Notes	4	(28)	—	(24)
Equity Linked Notes	—	1	(22)	(21)
Total other policyholder funds and benefits payable accounted for at fair value	176	(844)	(154)	(822)
Supplemental Information:
Net US GMWB (Embedded derivative, freestanding derivatives and reinsurance recoverable)(1)	377	(286)	(28)	63

(1)	The net loss on US GMWB was primarily due to liability model assumption updates made during the second and third quarter to reflect newly reliable market inputs for volatility and model refinements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the notional amount and fair value of freestanding derivatives in other investments, reinsurance recoverables, embedded derivatives in other policyholder funds and benefits payable and consumer notes as of December 31, 2008, and December 31, 2007. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and are not necessarily reflective of credit risk. The fair value amounts of derivative assets and liabilities are presented on a net basis in the following table.

	December 31, 2008		December 31, 2007
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value

Reinsurance recoverables for U.S. GMWB(1)	$11,437	$1,302	$6,579	$128
Customized derivatives used to hedge U.S. GMWB(2)	10,464	941	12,784	50
Freestanding derivatives used to hedge U.S. GMWB	8,156	1,723	8,573	592
U.S. GMWB(3)	46,734	(6,526)	44,852	(707)
Reinsured Japan GMIB(4)	20,062	(2,581)	15,297	(72)
Reinsured Japan GMWB(3)	361	(34)	—	—
Reinsured Japan GMAB(5)	130	(1)	2,768	2
Macro hedge program(6)	2,188	137	661	18
Consumer Notes	70	(5)	19	(5)
Equity Linked Notes	55	(8)	50	(21)

Total	$99,657	$(5,052)	$91,583	$(15)

The decrease in the net fair value of the derivative instruments in the table above was primarily due to the adoption of SFAS 157 and the net effects of capital market movements during 2008.

(1)	The increase in notional amount of the reinsurance recoverables for U.S. GMWB was primarily due to the execution of a reinsurance transaction in July 2008.

(2)	The decrease in notional amount of customized derivatives used to hedge U.S. GMWB was primarily due to current market conditions causing policyholder account values to decrease. The notional on these customized derivatives is the policyholder account value.

(3)	The increase in notional amount of embedded derivatives associated with GMWB riders is primarily due to additional product sales.

(4)	The increase in notional amount of the internal reinsurance associated with GMIB was primarily due to the strengthening of the yen as compared to the U.S. dollar.

(5)	The decrease in notional amount of the Japan GMAB embedded derivative is primarily due to a significant decline in the equity markets triggering policyholders to elect the GMIB feature or lump sum payout in Japan’s 3Win product.

(6)	The increase in notional amount of the macro hedge program is primarily due to the rebalancing of the Company’s risk management program to place a greater relative emphasis on the protection of statutory surplus.

Financial Instruments Not Carried at Fair Value

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, requires additional disclosure of fair value information of financial instruments. The following include disclosures for other financial instruments not carried at fair value and not included in above FAS 157 discussion.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying amounts and fair values of the Company’s financial instruments not carried at fair value, at December 31, 2008 and 2007 were as follows:

	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets
Policy loans	$2,154	$2,366	$2,061	$2,061
Mortgage loans on real estate	4,896	4,265	4,166	4,169
Liabilities
Other policyholder funds and benefits payable(1)	$14,421	14,158	$15,148	$15,097
Consumer Notes	1,204	1,188	804	809

(1)	Excludes group accident and health and universal life insurance contracts, including corporate owned life insurance.

•	Fair value for policy loans and consumer notes were estimated using discounted cash flow calculations.

•	Fair values for mortgage loans on real estate were estimated using discounted cash flow calculations based on current incremental lending rates for similar type loans.

Other policyholder funds and benefits payable, not carried at fair value and not included in above FAS 157 fair value information, is determined by estimating future cash flows, discounted at the current market rate.

4.	Investments and Derivative Instruments

	For the Years Ended December 31,
Components of Net Investment Income	2008	2007	2006

Fixed maturities(1)	$2,487	$2,710	$2,459
Equity securities, available-for-sale	38	48	12
Mortgage loans	251	227	126
Policy loans	136	132	140
Limited partnerships and other alternative investments	(203)	112	67
Other investments	(43)	(125)	(26)

Gross investment income	2,666	3,104	2,778
Less: Investment expenses	49	56	50

Net investment income	$2,617	$3,048	$2,728

Components of Net Realized Capital Gains (Losses)
Fixed maturities	$(1,698)	$(248)	$(105)
Equity securities	(166)	(46)	(3)
Foreign currency transaction remeasurements	(450)	102	18
Derivatives and other(2)	(3,337)	(742)	(209)

Net realized capital gains (losses)	$(5,651)	$(934)	$(299)

(1)	Includes income on short-term bonds.

(2)	Primarily consists of changes in fair value on non-qualifying derivatives, hedge ineffectiveness on qualifying derivative instruments, foreign currency gains and losses, and other investment gains and losses.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of Net Unrealized Gains (Losses) on	For the Years Ended December 31,
Available-for-Sale Securities	2008	2007	2006

Fixed maturities	$(8,884)	$(597)	$800
Equity securities	(181)	(42)	8
Net unrealized gains (losses) credited to policyholders	(101)	3	(4)

Net unrealized gains (losses)	(9,166)	(636)	804
Deferred income taxes and other items	(4,355)	(304)	304

Net unrealized gains (losses), net of tax — end of year	(4,811)	(332)	500
Net unrealized gains (losses), net of tax — beginning of year	(332)	500	577

Change in unrealized gains (losses) on available-for-sale securities	$(4,479)	$(832)	$(77)

Components of Available-for-Sale Securities

	December 31, 2008				December 31, 2007
	Cost or	Gross	Gross		Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Value

ABS	$7,095	$9	$(2,134)	$4,970	$7,602	$24	$(519)	$7,107
CMBS
Agency backed	243	8	—	251	249	6	—	255
Non-agency backed	9,566	15	(4,085)	5,496	11,266	153	(572)	10,847
CMOs
Agency backed	539	30	(3)	566	793	18	(3)	808
Non-agency backed	320	—	(102)	218	411	4	(2)	413
Corporate	21,252	441	(2,958)	18,735	21,928	807	(571)	22,164
Government/government agencies
Foreign	2,094	86	(33)	2,147	465	35	(2)	498
United States	5,033	75	(39)	5,069	516	14	(1)	529
MBS	1,385	23	(5)	1,403	1,750	15	(15)	1,750
States, municipalities and political subdivisions	917	8	(220)	705	1,226	32	(20)	1,238
Redeemable preferred stock	—	—	—	—	2	2	(2)	2

Fixed maturities	48,444	695	(9,579)	39,560	46,208	$1,110	$(1,707)	$45,611
Equity securities, available-for-sale	610	3	(184)	429	763	10	(51)	722

Total securities, available-for-sale	$49,054	$698	$(9,763)	$39,989	$46,971	1,120	(1,758)	46,333

The amortized cost and estimated fair value of fixed maturity investments by contractual maturity year are shown below.

	December 31, 2008
Maturity	Amortized Cost	Fair Value

One year or less	$1,511	$1,564
Over one year through five years	9,297	8,757
Over five years through ten years	9,035	8,154
Over ten years	19,262	13,928

Subtotal	39,105	32,403
ABS, MBS, and CMOs	9,339	7,157

Total	$48,444	$39,560

Estimated maturities may differ from contractual maturities due to security call or prepayment provisions because of the potential for prepayment on certain mortgage- and asset-backed securities which is why ABS, MBS and

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CMOs are not categorized by contractual maturity. The CMBS are categorized by contractual maturity because they generally are not subject to prepayment risk as these securities are generally structured to include forms of call protections such as yield maintenance charges, prepayment penalties or lockouts, and defeasance.

Sales of Fixed Maturity and Available-for-Sale Equity Security Investments

	For the Years Ended December 31,
	2008	2007	2006

Sale of Fixed Maturities
Sale proceeds	$9,366	$12,415	$16,159
Gross gains	291	246	210
Gross losses	(433)	(135)	(230)
Sale of Equity Securities, Available-for-Sale
Sale proceeds	$126	$296	$249
Gross gains	11	12	5
Gross losses	(21)	(7)	(5)

Concentration of Credit Risk

The Company aims to maintain a diversified investment portfolio including issuer, sector and geographic stratification, where applicable, and has established certain exposure limits, diversification standards and review procedures to mitigate credit risk.

Other than U.S. government and certain U.S. government agencies backed by the full faith and credit of the U.S. government, the Company’s exposures to credit concentration risk of single issuers greater than 10% of the Company’s stockholders’ equity are as follows:

	December 31, 2008
		Percentage of
	Fair Value	Stockholders’ Equity

Government of Japan	$1,869	99%
JPMorgan Chase & Company	263	14%
General Electric Company	231	12%
Credit Suisse Group	202	11%
Citigroup Inc.	185	10%
Verizon Communications	179	10%

The Company’s largest exposures by issuer as of December 31, 2008 were the Government of Japan, JPMorgan Chase & Company and General Electric Company, which comprise less than 3.5%, 1% and 1%, respectively, of total invested assets. Other than U.S. government and certain U.S. government agencies, the Company’s largest three exposures by issuer as of December 31, 2007 were General Electric Company, Citigroup Inc. and Vodafone Group, which each comprise less than 1% of total invested assets.

The Company’s largest three exposures by sector, as of December 31, 2008 were commercial mortgage and real estate, basic industry and U.S. government/government agencies which comprised approximately 20%, 12% and 9%, respectively, of total invested assets. The Company’s largest three exposures by sector, as of December 31, 2007 were commercial mortgage and real estate, financial services and residential mortgages which comprised approximately 28%, 14% and 10%, respectively, of total invested assets.

The Company’s investments in states, municipalities and political subdivisions are geographically dispersed throughout the United States. The largest concentrations, as of December 31, 2008, were in California, Illinois and Hawaii which each comprise less than 0.5% of total invested assets and as of December 31, 2007, were in California, Oregon and Illinois which each comprise less than 1% of total invested assets.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Security Unrealized Loss Aging

As part of the Company’s ongoing security monitoring process by a committee of investment and accounting professionals, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired. For further discussion regarding the Company’s other-than-temporary impairment policy, see the Other-Than-Temporary Impairments on Available-for-Sale Securities section of Note 1. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, management’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that the prices of the securities in the sectors identified in the tables below were temporarily depressed as of December 31, 2008 and 2007.

The following tables present the Company’s unrealized loss aging for total fixed maturity and equity securities classified as available-for-sale by investment type and length of time the security was in a continuous unrealized loss position.

	December 31, 2008
	Less than 12 Months			12 Months or More			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses

ABS	$1,475	$1,169	$(306)	$5,463	$3,635	$(1,828)	$6,938	$4,804	$(2,134)
CMBS — Non-agency backed	4,108	2,992	(1,116)	5,300	2,331	(2,969)	9,408	5,323	(4,085)
CMOs
Agency backed	39	38	(1)	32	30	(2)	71	68	(3)
Non-agency backed	252	176	(76)	68	42	(26)	320	218	(102)
Corporate	11,101	9,500	(1,601)	4,757	3,400	(1,357)	15,858	12,900	(2,958)
Government/government agencies
Foreign	788	762	(26)	29	22	(7)	817	784	(33)
United States	3,952	3,913	(39)	38	38	—	3,990	3,951	(39)
MBS	46	46	—	183	178	(5)	229	224	(5)
States, municipalities and political subdivisions	524	381	(143)	297	220	(77)	821	601	(220)

Total fixed maturities	22,285	18,977	(3,308)	16,167	9,896	(6,271)	38,452	28,873	(9,579)
Equity securities, available-for-sale	433	296	(137)	136	89	(47)	569	385	(184)

Total temporarily impaired securities	$22,718	$19,273	$(3,445)	$16,303	$9,985	$(6,318)	$39,021	$29,258	$(9,763)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2007
	Less than 12 Months			12 Months or More			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses

ABS	$6,271	$5,789	$(482)	$497	460	$(37)	$6,768	$6,249	$(519)
CMBS — Non-agency backed	5,493	5,010	(483)	1,808	1,719	(89)	7,301	6,729	(572)
CMOs
Agency backed	270	268	(2)	60	59	(1)	330	327	(3)
Non-agency backed	97	96	(1)	33	32	(1)	130	128	(2)
Corporate	8,354	7,920	(434)	2,554	2,417	(137)	10,908	10,337	(571)
Government/government agencies
Foreign	86	84	(2)	43	43	—	129	127	(2)
United States	136	135	(1)	7	7	—	143	142	(1)
MBS	49	48	(1)	760	746	(14)	809	794	(15)
States, municipalities and political subdivisions	383	373	(10)	189	179	(10)	572	552	(20)
Redeemable preferred stock	4	2	(2)	—	—	—	4	2	(2)

Total fixed maturities	21,143	19,725	(1,418)	5,951	5,662	(289)	27,094	25,387	(1,707)
Equity securities, available-for-sale	615	565	(50)	20	19	(1)	635	584	(51)

Total temporarily impaired securities	$21,758	$20,290	$(1,468)	$5,971	$5,681	$(290)	$27,729	$25,971	$(1,758)

As of December 31, 2008, available-for-sale securities in an unrealized loss position, comprised of approximately 4,156 securities, were primarily concentrated in securitized assets, specifically CMBS and financial services sector securities. The increase in unrealized losses was largely the result of credit spread widening primarily due to continued deterioration in the U.S. housing market, tightened lending conditions and the market’s flight to quality securities, as well as, a U.S. recession and a declining global economy.

As of December 31, 2008, 60% of securities in an unrealized loss position were depressed less than 20% of amortized cost. Based upon the Company’s current evaluation of these securities in accordance with its impairment policy and the Company’s intent to retain these investments for a period of time sufficient to allow for recovery in value, the Company has determined that these securities are temporarily impaired.

The following tables present the Company’s unrealized loss aging by length of time the security was in a continuous greater than 20% unrealized loss position.

Securitized Assets Depressed over 20%
	December 31, 2008				December 31, 2007
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss

Three months or less	709	$8,326	$4,772	$(3,554)	115	$918	$613	$(305)
Greater than three to six months	78	773	315	(458)	18	130	76	(54)
Greater than six to nine months	139	1,686	620	(1,066)	—	—	—	—
Greater than nine to twelve months	91	739	170	(569)	—	—	—	—
Greater than twelve months	17	203	34	(169)	3	33	22	(11)

Total	1,034	$11,727	$5,911	$(5,816)	136	$1,081	$711	$(370)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All Other Securities Depressed over 20%
	December 31, 2008				December 31, 2007
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss

Three months or less	568	$6,396	$4,210	$(2,186)	52	$65	$50	$(15)
Greater than three to six months	26	224	116	(108)	5	30	5	(25)
Greater than six to nine months	20	250	139	(111)	—	—	—	—
Greater than nine to twelve months	3	99	61	(38)	—	—	—	—
Greater than twelve months	—	—	—	—	1	2	1	(1)

Total	617	$6,969	$4,526	$(2,443)	58	$97	$56	$(41)

The majority of securitized assets depressed over 20% for six consecutive months are primarily related to CMBS and sub-prime RMBS. Based upon the Company’s cash flow modeling in a severe negative economic outlook, which shows no loss of principal and interest, and the Company’s assertion of its ability and intent to retain the securities until recovery, it has been determined that these securities are temporarily impaired as of December 31, 2008.

The majority of all other securities depressed over 20% for six consecutive months or greater in the tables above primarily relate to financial services sector securities that include corporate bonds, as well as, preferred equity issued by large high quality financial institutions that are lower in the capital structure and, as a result, have incurred greater price depressions. Based upon the Company’s analysis of these securities and current macroeconomic conditions, the Company expects to see significant price recovery on these securities within a reasonable period of time and, therefore, has determined that these securities are temporarily impaired as of December 31, 2008.

Mortgage Loans

The carrying value of mortgage loans on real estate was $4.9 billion and $4.2 billion as of December 31, 2008 and 2007, respectively. The Company’s mortgage loans are collateralized by a variety of commercial and agricultural properties. The mortgage loans are diversified both geographically throughout the United States and by property type.

At December 31, 2008, the Company held delinquent mortgage loans on two properties with a carrying value of $32 which were deemed impaired and accordingly, a valuation allowance of $13 was established. At December 31, 2007, the Company held no impaired, restructured, delinquent or in-process-of-foreclosure mortgage loans and therefore had no valuation allowance.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents commercial mortgage loans by region and property type.

Commercial Mortgage Loans on Real Estate by Region
	December 31, 2008		December 31, 2007
	Carrying	Percent of	Carrying	Percent of
	Value	Total	Value	Total

East North Central	$121	2.5%	$101	2.4%
Middle Atlantic	556	11.4%	503	12.1%
Mountain	115	2.3%	101	2.4%
New England	407	8.3%	348	8.4%
Pacific	1,205	24.6%	959	23.0%
South Atlantic	665	13.6%	749	18.0%
West North Central	56	1.1%	25	0.6%
West South Central	205	4.2%	179	4.3%
Other(1)	1,566	32.0%	1,201	28.8%

Total	$4,896	100.0%	$4,166	100.0%

(1)	Includes multi-regional properties.

Commercial Mortgage Loans on Real Estate by Property Type
	December 31, 2008		December 31, 2007
	Carrying	Percent of	Carrying	Percent of
	Value	Total	Value	Total

Industrial	$790	16.1%	$424	10.2%
Lodging	383	7.8%	424	10.2%
Agricultural	435	8.9%	236	5.7%
Multifamily	798	16.3%	708	17.0%
Office	1,456	29.8%	1,550	37.2%
Retail	790	16.1%	702	16.8%
Other	244	5.0%	122	2.9%

Total	$4,896	100.0%	$4,166	100.0%

Variable Interest Entities (“VIE”)

The Company is involved with variable interest entities primarily through its affiliate, Hartford Investment Management Company (“HIMCO”) as a collateral manager and as an investor through normal investment activities. The Company’s involvement includes providing investment management and administrative services for a fee and holding ownership or other interests as an investor.

VIEs may or may not be consolidated on the Company’s consolidated financial statements. When the Company is the primary beneficiary of the VIE, all of the assets and liabilities of the VIE are consolidated into the Company’s financial statements. The Company also reports a liability for the portion of the VIE that represents the minority interest of other investors in the VIE. When the Company concludes that it is not the primary beneficiary of the VIE, only the fair value of the Company’s interest in the VIE is recorded in the Company’s financial statements.

At December 31, 2007, HIMCO was the collateral manager of four VIEs with provisions that allowed for termination if the fair value of the aggregate referenced bank loan portfolio declined below a stated level. These VIEs were market value CLOs that invested in senior secured bank loans through total return swaps. Two of these market value CLOs were consolidated, and two were not consolidated. During the first quarter of 2008, the fair value of the aggregate referenced bank loan portfolio declined below the stated level in all four market value CLOs

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and the total return swap counterparties terminated the transactions. Three of these CLOs were restructured from market value CLOs to cash flow CLOs without market value triggers and the remaining CLO terminated in January 2009. The Company realized a capital loss of $50, before-tax, from the termination of these CLOs. In connection with the restructurings, the Company purchased interests in two of the resulting VIEs, one of which the Company is the primary beneficiary. These purchases resulted in an increase in the Company’s maximum exposure to loss for both consolidated and non-consolidated VIEs.

As of December 31, 2008 and 2007, the Company had relationships with five and six VIEs, respectively, where the Company was the primary beneficiary. The following table sets forth the carrying value of assets and liabilities, and the Company’s maximum exposure to loss on these consolidated VIEs.

	December 31, 2008			December 31, 2007
			Maximum			Maximum
	Total	Total	Exposure	Total	Total	Exposure
	Assets	Liabilities(1)	to Loss(2)	Assets	Liabilities(1)	to Loss

CLOs	$339	$89	$237	$128	$73	$74
Limited partnerships	151	72	79	309	121	188
Other investments	249	103	166	296	126	178

Total	$739	$264	$482	$733	$320	$440

(1)	Creditors have no recourse against the Company in the event of default by the VIE.

(2)	The Company’s maximum exposure to loss represents the maximum loss amount that the Company could recognize as a reduction in net investment income or as a realized capital loss and is the consolidated assets net of liabilities at cost. The Company has no implied or unfunded commitments to these VIEs.

CLOs represent one fund at December 31, 2008, which is a cash flow CLO financed by issuing debt in tranches of varying seniority and is a VIE due to the lack of voting equity in the capital structure. HIMCO provides collateral management services to the CLO and earns a fee for those services and the Company has investments in debt issued by the CLO. Taking those interests into consideration, the Company has performed a quantitative analysis and determined that it will absorb a majority of the expected losses or residual returns in the fund and as a result is the primary beneficiary. Consolidated assets are classified in cash and fixed maturities and consolidated liabilities are classified in other liabilities. At December 31, 2007, CLOs represent two market value CLOs, one of which converted to the cash flow CLO described above and the second which terminated during the fourth quarter of 2008.

At December 31, 2008 and 2007, limited partnerships represent investments in two hedge funds that are financed by issuing equity shares to investors, and are VIEs based on the lack of decision making ability held by the equity investors. The primary source of variability generated by these VIEs is the fund’s investment portfolio and that variability is passed to equity holders. The Company holds a majority interest in the equity of the funds and as a result will absorb the majority of the funds expected losses or residual returns and therefore is the primary beneficiary. Consolidated assets and liabilities are classified in other investments and other liabilities, respectively.

Other investments at December 31, 2008 consist of two investment trusts that are financed by issuing beneficial interests that do not have voting rights to investors. The Company holds a majority of the beneficial interests issued by these trusts and as the majority holder, will absorb a majority of expected losses or residual returns and therefore is the primary beneficiary. The Company was not the primary beneficiary of one of those trusts at December 31, 2007. Consolidated assets and liabilities are classified in fixed maturities and other liabilities, respectively. At December 31, 2007, other investments included two investment trusts, one of which has liquidated and the second remains at December 31, 2008.

As of December 31, 2008 and 2007, the Company also held significant variable interests in three and four VIEs, respectively, where the Company is not the primary beneficiary. That determination has been made based on a quantitative analysis of whether the Company will absorb a majority of the expected losses or residual returns of the

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

VIE, considering its variable interests, as well as, those of other variable interest holders. These investments have been held by the Company for two years.

The following table sets forth the carrying value of assets and liabilities that relate to the Company’s variable interests in unconsolidated VIEs and the Company’s maximum exposure to loss resulting from involvement with those VIEs.

	December 31, 2008				December 31, 2007
				Maximum				Maximum
				Exposure				Exposure
	Assets		Liabilities	to Loss	Assets		Liabilities	to Loss

CLOs	$	280	$—	$316		$11	$—	$14
CDOs		3	—	13		61	—	86

Total(1)	$	283	$—	$329	$	72	$—	$100

(1)	Maximum exposure to loss represents the Company’s investment in securities issued by CLOs/CDOs at cost. The Company has no implied or unfunded commitments to these VIEs.

At December 31, 2008, CLOs include one fund that is financed by issuing debt securities in tranches of varying seniority. That fund is a cash flow CLO and a VIE due to the lack of voting equity in its capital structure. The Company holds variable interests through fees earned by HIMCO as the collateral manager and investments in debt issued by the fund with a carrying amount at December 31, 2008 of $280. At December 31, 2007, CLOs represent two market value CLOs, one of which converted to the cash flow CLO described above and the second for which the Company is no longer involved with following its conversion from a market value to a cash flow CLO.

At December 31, 2008 and 2007, CDOs consist of two VIEs that are financed by issuing debt having no voting rights to investors. The Company has variable interests in each CDO by virtue of its investment in that debt and fees received by HIMCO as the collateral manager. The carrying amount of the investment in debt issued by the CDO is $3 at December 31, 2008 and is classified in fixed maturities.

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

On the date the derivative contract is entered into, the Company designates the derivative as a fair-value hedge, a cash-flow hedge, a foreign-currency hedge, a net investment hedge, or held for other investment and/or risk management purposes.

The Company’s derivative transactions are used in strategies permitted under the derivative use plans required by the State of Connecticut and the State of New York insurance departments.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative instruments are recorded in the Consolidated Balance Sheets at fair value and are presented as assets or liabilities as determined by calculating the net position, taking into account income accruals and cash collateral held, for each derivative counterparty by legal entity. The fair value of derivative instruments, excluding income accruals and cash collateral held, are presented as of December 31, as follows:

	Asset Values		Liability Values
	2008	2007	2008	2007

Fixed maturities, available-for-sale	$—	$—	$3	$—
Other investments	1,122	446	—	—
Reinsurance recoverables	1,302	128	—	—
Other policyholder funds and benefits payable	—	2	9,150	801
Consumer notes	—	—	5	5
Other liabilities(1)	2,206	—	—	354

Total	$4,630	$576	$9,158	$1,160

(1)	Included in Other liabilities on the balance sheet is a liability value of $2,531 and $114 related to derivative collateral as of December 31, 2008 and 2007, respectively.

The following table summarizes the derivative instruments used by the Company and the primary hedging strategies to which they relate. Derivatives in the Company’s separate accounts are not included because the associated gains and losses accrue directly to policyholders. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. The fair value amounts of derivative assets and liabilities are presented on a net basis as of December 31, 2008 and 2007. The total ineffectiveness of all cash-flow, fair-value and net investment hedges and total change in value of other derivative-based strategies which do not qualify for hedge accounting treatment, including periodic derivative net coupon settlements, (“non-qualifying strategies”) are presented below on a before-tax basis for the years ended December 31, 2008 and 2007.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					Hedge Ineffectiveness,
	Notional Amount		Fair Value		Before-tax
Hedging Strategy	2008	2007	2008	2007	2008	2007

Cash-Flow Hedges

Interest rate swaps

Interest rate swaps are primarily used to convert interest receipts on floating-rate fixed maturity securities to fixed rates. These derivatives are predominantly used to better match cash receipts from assets with cash disbursements required to fund liabilities.

The Company also enters into forward starting swap agreements to hedge the interest rate exposure related to the purchase of fixed-rate securities or the anticipated future cash flows of floating-rate fixed maturity securities due to changes in the benchmark interest rate, London-Interbank Offered Rate (“LIBOR”). These derivatives are primarily structured to hedge interest rate risk inherent in the assumptions used to price certain liabilities.

Interest rate swaps are also used to hedge a portion of the Company’s floating-rate guaranteed investment contracts. These derivatives convert the floating-rate guaranteed investment contract payments to a fixed rate to better match the cash receipts earned from the supporting investment portfolio.	$6,798	$4,019	$422	$73	$7	2

Foreign currency swaps

Foreign currency swaps are used to convert foreign denominated cash flows associated with certain foreign denominated fixed maturity investments to U.S. dollars. The foreign fixed maturities are primarily denominated in euros and are swapped to minimize cash flow fluctuations due to changes in currency rates. In addition, foreign currency swaps are also used to convert foreign denominated cash flows associated with certain liability payments to U.S. dollars in order to minimize cash flow fluctuations due to changes in currency rates.	1,005	1,226	(21)	(269)	1	(2)

Total cash-flow hedges	$7,803	$5,245	$401	$(196)	$8	$—

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					Hedge Ineffectiveness,
	Notional Amount		Fair Value		Before-tax
Hedging Strategy	2008	2007	2008	2007	2008	2007

Fair-Value Hedges

Interest rate swaps

Interest rate swaps are used to hedge the changes in fair value of certain fixed rate liabilities and fixed maturity securities due to changes in the benchmark interest rate, LIBOR.	2,138	3,594	(86)	(38)	(1)	—

Foreign currency swaps

Foreign currency swaps are used to hedge the changes in fair value of certain foreign denominated fixed rate liabilities due to changes in foreign currency rates	696	696	(57)	25	—	—

Total fair-value hedges	$2,834	$4,290	$(143)	$(13)	$(1)	$—

Total cash-flow and fair-value hedges	$10,637	$9,535	$258	$(209)	$7	$—

					Derivative
					Change in
					Value,
	Notional Amount		Fair Value		Before-tax
Hedging Strategy	2008	2007	2008	2007	2008	2007

Non-qualifying Strategies

Interest rate swaps, caps, floors, and forwards

The Company uses interest rate swaps, caps and floors to manage duration risk between assets and liabilities in certain portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of December 31, 2008 and 2007, the notional amount of interest rate swaps in offsetting relationships was $3.9 billion and $1.2 billion, respectively.

The Company may also use interest rate forwards to replicate the purchase of mortgage-backed securities to manage duration risk and liquidity.	$5,269	$6,666	$(90)	—	$3	$22

Foreign currency swaps, forwards, and swaptions

The Company enters into foreign currency swaps and forwards to hedge the foreign currency exposures in certain of its foreign fixed maturity investments.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					Derivative
					Change in
					Value,
	Notional Amount		Fair Value		Before-tax
Hedging Strategy	2008	2007	2008	2007	2008	2007

The Company also enters into foreign currency interest rate swaps and swaptions to hedge Yen interest rate exposures related to certain liability contracts sold in Japan.	389	199	10	(8)	27	(8)

Credit default swaps that sell credit protection

The Company enters into credit default swap agreements in which the Company assumes credit risk of an individual entity, referenced index or asset pool. These contracts entitle the Company to receive a periodic fee in exchange for an obligation to compensate the derivative counterparty should a credit event occur on the part of the referenced security issuers. Also included are embedded derivatives associated with credit linked notes with a notional amount of $106 and $131 as of December 31, 2008 and 2007, respectively. The maximum potential future exposure to the Company is the notional amount of the swap contracts, which is $940 and $1,849, before-tax, as of December 31, 2008 and 2007, respectively.
	940	1,849	(309)	(235)	(313)	(128)

Total return and credit index swaps

The Company also assumes credit risk through total return and credit index swaps which reference a specific index or collateral portfolio. The maximum potential future exposure to the Company for the credit index swaps is the notional value and for the total return swaps is the cash collateral associated with the transaction, which has termination triggers that limit investment losses. The Company had no exposure to such contracts at December 31, 2008. As of December 31, 2007, the maximum potential future exposure to the Company from such contracts was $983, before-tax.	—	1,731	—	(62)	(99)	(74)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					Derivative
					Change in
					Value,
	Notional Amount		Fair Value		Before-tax
Hedging Strategy	2008	2007	2008	2007	2008	2007

Credit default swaps that purchase credit protection

The Company enters into credit default swap agreements in which the Company reduces credit risk to an individual entity. These contracts require the Company to pay a derivative counterparty a periodic fee in exchange for compensation from the counterparty should a credit event occur on the part of the referenced security issuer. The Company enters into these agreements as an efficient means to reduce credit exposure to specified issuers or sectors.	2,633	3,494	246	56	211	59

Credit default swaps in offsetting positions

The Company enters into credit default swap agreements to terminate existing credit default swaps, thereby offsetting the changes in value of the original swap going forward.	1,453	—	(8)	—	—	—

Japanese fixed annuity hedging instruments

The Company enters into currency rate swaps and forwards to mitigate the foreign currency exchange rate and Yen interest rate exposures associated with the Yen denominated individual fixed annuity product. The associated liability is adjusted for changes in spot rates which was $450 and $(102), before-tax, as of December 31, 2008 and 2007, respectively, and offsets the derivative change in value.	2,334	1,849	383	(115)	487	53

GMWB product derivatives

The Company offers certain variable annuity products with a GMWB rider primarily in the U.S and Japan. The GMWB is a bifurcated embedded derivative that provides the policyholder with a GRB if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. The policyholder also has the option, after a specified time period, to reset the GRB to the then-current account value, if greater. The notional value of the embedded derivative is the GRB balance. For a further discussion, see the Derivative Instruments section of Note 2.
	$46,734	$44,852	$(6,526)	$(707)	$(5,719)	$(661)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					Derivative
					Change in
					Value,
	Notional Amount		Fair Value		Before-tax
Hedging Strategy	2008	2007	2008	2007	2008	2007

GMWB reinsurance contracts

The Company has entered into reinsurance arrangements to offset a portion of its risk exposure to the GMWB for the remaining lives of covered variable annuity contracts. Reinsurance contracts covering GMWB are accounted for as free-standing derivatives. The notional amount of the reinsurance contracts is the GRB amount.	11,798	$6,579	1,268	128	1,073	127

GMWB hedging instruments

The Company enters into derivative contracts to partially economically hedge exposure to the volatility associated with the portion of the GMWB liabilities which are not reinsured. These derivative contracts include customized swaps, interest rate swaps and futures, and equity swaps, put and call options, and futures, on certain indices including the S&P 500 index, EAFE index, and NASDAQ index.	18,620	21,357	2,664	642	3,374	257

Guaranteed minimum benefit product reinsurance contracts

Reinsurance arrangements are used to offset the Company’s exposure to the GMIB and GMAB embedded derivatives for the lives of the host variable annuity contracts. The reinsurance contracts are accounted for as free-standing derivative contracts. The notional amount of the reinsurance contracts is the Yen denominated GRB balance value converted at the year-end Yen to U.S. dollar foreign spot exchange rate.	20,192	18,065	(2,582)	(70)	(2,133)	(156)

Equity index swaps, options, and futures

The Company offers certain equity indexed products, which may contain an embedded derivative that requires bifurcation. The Company enters into S&P index swaps and options to economically hedge the equity volatility risk associated with these embedded derivatives. In addition, the Company is exposed to bifurcated options embedded in certain fixed maturity investments.

The Company may also enter into equity indexed futures to hedge the equity volatility of certain liability contracts.	249	149	(14)	(22)	(23)	2

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					Derivative
					Change in
					Value,
	Notional Amount		Fair Value		Before-tax
Hedging Strategy	2008	2007	2008	2007	2008	2007

Japan variable annuity hedging instruments

The Company enters into foreign currency forward and option contracts that convert euros to Yen in order to economically hedge the foreign currency risk associated with certain Japanese variable annuity products.	259	—	35	—	40	(10)

Macro hedge program

The Company utilizes option contracts as well as futures contracts to partially economically hedge the statutory reserve impact of equity risk arising primarily from GMDB and GMWB obligations against a decline in the equity markets.	2,188	661	137	18	74	(12)

Coinsurance and modified coinsurance reinsurance contract

During 2007, a subsidiary insurance company entered into a coinsurance with funds withheld and modified coinsurance reinsurance agreement (“Agreement”) with an affiliate reinsurance company to provide statutory surplus relief for certain life insurance policies. The Agreement is accounted for as a financing transaction for GAAP and includes a compound embedded derivative.	1,068	655	—	—	—	—

Total non-qualifying strategies	$114,126	$108,106	$(4,786)	$(375)	$(2,998)	$(529)

Total derivatives(1)	$124,763	$117,641	$(4,528)	$(584)	$(2,991)	$(529)

(1)	Derivative change in value includes hedge ineffectiveness for cash-flow and fair-value hedges and total change in value, including periodic derivative net coupon settlements, for derivatives in non-qualifying strategies.

Change in Notional Amount

The notional amount of derivatives in cash-flow hedge relationships increased $2.6 billion since December 31, 2007, primarily due to an increase in interest rate swaps used to convert interest receipts on floating-rate securities to fixed rates. The Company increased the notional amount related to this strategy due to the significant decline in variable interest rates during 2008.

The notional amount of derivatives in fair-value hedge relationships decreased $1.5 billion since December 31, 2007, primarily due to a decline in interest rate swaps used to convert interest receipts of fixed-rate securities to floating-rates. The Company decreased the notional amount related to this strategy due to the significant decline in variable interest rates during 2008.

The notional amount of derivatives used in non-qualifying strategies increased $6.0 billion since December 31, 2007, primarily due to the following:

•	For a discussion on the increase in notional amount of derivatives associated with GMWB riders refer to Note 3.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	For a discussion on the increase in notional amount of derivatives associated with GMIB reinsured from a related party refer to Note 3.

•	The Company increased the notional amount of derivatives associated with the macro hedge program. During the three months ended December 31, 2008, the Company rebalanced its risk management program to place a greater relative emphasis on the protection of statutory surplus. As a result, the Company added the equivalent of $1.9 billion notional of equity futures as part of the macro hedge program to partially economically hedge the statutory reserve impact of equity risk arising primarily from GMDB and GMWB obligations against a decline in the equity markets.

•	For a discussion on the decline in notional amount related to derivatives associated with GMAB reinsured from a related party refer to Note 4.

•	The notional amount related to credit derivatives declined primarily due to terminations and maturities of credit derivatives, which reduced the overall net credit exposure assumed by the Company through credit derivatives.

Change in Fair Value

The decrease of $3.9 billion in total fair value of derivative instruments since December 31, 2007, was primarily related to the following:

•	For a discussion on the decrease in fair value on GMWB related derivatives refer to note 3.

•	For a discussion on the decrease in fair value of derivatives associated with the reinsurance of GMIB, GMWB and GMAB reinsured from a related party refer to Note 3.

•	The fair value of the Japanese fixed annuity hedging instruments increased primarily due to the Japanese Yen strengthening against the U.S. dollar.

•	The fair value of interest rate derivatives increased primarily due to a decline in interest rates as well as an increase in notional amount.

•	The fair value of foreign currency swaps hedging foreign fixed rate bonds increased primarily due to the U.S. dollar strengthening against the euro.

Net Realized Capital Gains (Losses)

The total change in value for non-qualifying strategies, including periodic derivative net coupon settlements, are reported in net realized capital gains (losses). For the year ended December 31, 2008, the net realized capital loss of $3.0 billion related to non-qualifying strategies was primarily due to the following:

•	For a discussion on the net loss on derivatives associated with GMIB reinsured from a related party refer to Note 3.

•	For a discussion on the net loss on derivatives associated with GMWB related hedging derivatives refer to Note 3.

•	The net loss on credit default swaps was primarily due to losses on credit derivatives that sell credit protection, partially offset by gains on credit derivatives that purchase credit protection, both resulting from credit spreads widening significantly during the year.

•	The gain on the Japanese fixed annuity hedging instruments was primarily a result of the Japanese Yen strengthening against the U.S. dollar.

•	The net gain on the macro hedge program was primarily driven by a decline in the equity markets, partially offset by losses due to swap spreads tightening.

For the year ended December 31, 2007, the net realized capital loss of $529 related to non-qualifying strategies was primarily related to the following:

•	For a discussion on the net loss associated with GMWB related derivatives refer to Note 3.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The net loss on credit derivatives, including credit default swaps, credit index swaps, and total return swaps, was a result of credit spreads widening.

•	For a discussion on the loss on derivatives associated with GMIB reinsured from a related party refer to Note 3.

•	The gain on the Japanese fixed annuity hedging instruments was primarily a result of the Japanese Yen strengthening against the U.S. dollar.

For the year ended December 31, 2008, the Company incurred losses of $39 on derivative instruments due to counterparty default related to the bankruptcy of Lehman Brothers Holdings Inc. These losses were a result of the contractual collateral threshold amounts and open collateral calls in excess of such amounts immediately prior to the bankruptcy filing, as well as interest rate and credit spread movements from the date of the last collateral call to the date of the bankruptcy filing.

For the year ended December 31, 2008 and 2007, the before tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $3 and ($16), respectively. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on existing variable-rate financial instruments) is five years. For the year ended December 31, 2008, the Company had $198, before-tax, of net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring. Of this amount, $202 resulted from the termination of an interest rate swap due to the sale of the related hedged structured security. The interest rate swap was used to convert the LIBOR based floating rate structured security to a fixed rate structured security. For the years ended December 31, 2007 and 2006, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.

Credit Risk Assumed through Credit Derivatives

The Company enters into credit default swaps that assume credit risk from a single entity, referenced index, or asset pool in order to synthetically replicate investment transactions. The Company will receive periodic payments based on an agreed upon rate and notional amount and will only make a payment if there is a credit event. A credit event payment will typically be equal to the notional value of the swap contract less the value of the referenced security issuer’s debt obligation. A credit event is generally defined as default on contractually obligated interest or principal payments or bankruptcy of the referenced entity. The credit default swaps in which the Company assumes credit risk primarily reference investment grade single corporate issuers, baskets of up to five corporate issuers, and diversified portfolios of corporate issuers. The diversified portfolios of corporate issuers are established within sector concentration limits and are typically divided into tranches that possess different credit ratings.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the notional amount, fair value, weighted average years to maturity, underlying referenced credit obligation type and average credit ratings, and offsetting notional amount and fair value for credit derivatives in which the Company is assuming credit risk as of December 31, 2008.

As of December 31, 2008
			Weighted	Underlying Referenced Credit
			Average	Obligation(s)(1)		Offsetting	Offsetting
Credit Derivative type by derivative	Notional		Years to		Average Credit	Notional	Fair
risk exposure	Amount(2)	Fair Value	Maturity	Type	Rating	Amount(3)	Value(3)

Single name credit default swaps
Investment grade risk exposure	$47	$—	4 years	Corporate Credit	A-	$35	$(9)
Below investment grade risk exposure	46	(12)	4 years	Corporate Credit	CCC+	—	—
Basket credit default swaps(4)
Investment grade risk exposure	1,139	(196)	5 years	Corporate Credit	A-	489	8
Investment grade risk exposure	203	(70)	42 years	CMBS Credit	AAA	203	70
Below investment grade risk exposure	125	(104)	6 years	Corporate Credit	BB+	—	—
Credit linked notes
Investment grade risk exposure	106	95	2 years	Corporate Credit	BBB+	—	—

Total	$1,666	$(287)				$727	$69

(1)	The average credit ratings are based on availability and the midpoint of the applicable ratings among Moody’s, S&P, and Fitch. If no rating is available from a rating agency, then an internally developed rating is used.

(2)	Notional amount is equal to the maximum potential future loss amount. There is no specific collateral related to these contracts or recourse provisions included in the contracts to offset losses.

(3)	The Company has entered into offsetting credit default swaps to terminate certain existing credit default swaps, thereby offsetting the future changes in value of or losses paid related to the original swap.

(4)	Includes $1.3 billion of standard market indices of diversified portfolios of corporate issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index. Also includes $175 of customized diversified portfolios of corporate issuers.

Securities Lending and Collateral Arrangements

The Company participates in securities lending programs to generate additional income, whereby certain domestic fixed income securities are loaned for a specified period of time from the Company’s portfolio to qualifying third parties, via two lending agents. Borrowers of these securities provide collateral of 102% of the market value of the loaned securities and can return the securities to the Company for cash at varying maturity dates. Acceptable collateral may be in the form of cash or U.S. government securities. The market value of the loaned securities is monitored and additional collateral is obtained if the market value of the collateral falls below 100% of the market value of the loaned securities. Under the terms of securities lending programs, the lending agent indemnifies the Company against borrower defaults. As of December 31, 2008 and 2007, the fair value of the loaned securities was approximately $1.8 billion and $2.1 billion, respectively, and was included in fixed maturities and short-term investments in the consolidated balance sheets. As of December 31, 2008, the Company had received collateral against the loaned securities in the amount of $1.8 billion. The Company earns income from the cash collateral or receives a fee from the borrower. The Company recorded before-tax income from securities lending transactions, net of lending fees, of $18 and $6 for the years ended December 31, 2008 and 2007, respectively, which was included in net investment income.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of December 31, 2008 and 2007, collateral pledged having a fair value of $821 and $355, respectively, was included in fixed maturities in the consolidated balance sheets.

The classification and carrying amount of the loaned securities and the derivative instrument collateral pledged were as follows:

	December 31,
Loaned Securities and Collateral Pledged	2008	2007

ABS	$—	$4
CMOs	—	21
CMBS	—	244
Corporate	1,386	1,554
MBS	374	221
Government/Government Agencies
Foreign	—	14
United States	215	303
Short-term	617	1
Preferred stock	9	53

Total	$2,601	$2,415

As of December 31, 2008 and 2007, the Company had accepted collateral relating to securities lending programs and derivative instruments consisting of cash, U.S. government and U.S. government agency securities with a fair value of $5.6 billion and $3.3 billion, respectively. At December 31, 2008 and 2007, cash collateral of $5.1 billion and $3.1 billion, respectively, was invested and recorded in the consolidated balance sheets in fixed maturities and short-term investments with a corresponding amount predominately recorded in other liabilities. Included in this cash collateral was $3.3 billion and $290 for derivative cash collateral as of December 31, 2008 and 2007, respectively. In accordance with FSP FIN 39-1, a portion of the liability associated with the derivative cash collateral was reclassed out of other liabilities and into a receivable in other assets of $507 and $175 as of December 31, 2008 and 2007, respectively. For further discussion on the adoption of FSP FIN 39-1, see Note 2. The Company is only permitted by contract to sell or repledge the noncash collateral in the event of a default by the counterparty. The Company incurred counterparty default losses related to the bankruptcy of Lehman Brothers Holdings Inc. for the year ended December 31, 2008, and no counterparty default losses for the year ended December 31, 2007. As of December 31, 2008 and 2007, noncash collateral accepted was held in separate custodial accounts.

Securities on Deposit with States

The Company is required by law to deposit securities with government agencies in states where it conducts business. As of December 31, 2008 and 2007, the fair value of securities on deposit was approximately $15 and $14, respectively.

5.	Reinsurance

The Company cedes insurance to other insurers in order to limit its maximum losses and to diversify its exposures and provide surplus relief. Such transfers do not relieve the Company of its primary liability under policies it wrote and, as such, failure of reinsurers to honor their obligations could result in losses to the Company. The Company also assumes reinsurance from other insurers and is a member of and participates in several reinsurance pools and associations. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2008 the Company’s reinsurance-related concentrations of credit risk greater than 10% of the Company’s stockholder’s equity are as follows:

Reinsurance
Recoverable

Transamerica Life Insurance Company	$206
AXA Corporate Solutions Life Reinsurance Company	208
Security Life of Denver Insurance Company	212
Swiss Re Life & Health America Inc.	247
Transamerica Financial Life Insurance Company	736
Connecticut General Life Insurance Company	$539

In accordance with normal industry practice, the Company is involved in both the cession and assumption of insurance with other insurance and reinsurance companies. As of December 31, 2008 and 2007, the Company’s policy for the largest amount retained on any one life by any Company comprising the life operations was $10. For further discussion on ceded reinsurance, see Reinsurance in the Capital Markets Risk Management section of the MD&A.

Insurance fees, earned premiums and other were comprised of the following:

	For the Years Ended December 31,
	2008	2007	2006

Gross fee income, earned premiums and other	$4,732	$5,173	$4,360
Reinsurance assumed	48	13	19
Reinsurance ceded	(682)	(694)	(719)

Net fee income, earned premiums and other	$4,098	$4,492	$3,660

The Company reinsures certain of its risks to other reinsurers under yearly renewable term, coinsurance, and modified coinsurance arrangements. Yearly renewable term and coinsurance arrangements result in passing all or a portion of the risk to the reinsurer. Generally, the reinsurer receives a proportionate amount of the premiums less an allowance for commissions and expenses and is liable for a corresponding proportionate amount of all benefit payments. Modified coinsurance is similar to coinsurance except that the cash and investments that support the liabilities for contract benefits are not transferred to the assuming company, and settlements are made on a net basis between the companies. Coinsurance with funds withheld is a form of coinsurance except that the investment assets that support the liabilities are withheld by the ceding company. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. Insurance recoveries on ceded reinsurance contracts, which reduce death and other benefits were $465, $285 and $241 for the years ended December 31, 2008, 2007 and 2006, respectively. The Company also assumes reinsurance from other insurers.

In addition, the Company reinsures a portion of U.S minimum death benefit guarantees as well as guaranteed minimum withdrawal benefits.

The Company maintains certain reinsurance agreements with HLA, whereby the Company cedes both group life and group accident and health risk. Under these treaties, the Company ceded group life premium of $148, $132 and $166 in 2008, 2007 and 2006, respectively, and accident and health premium of $236, $243 and $259, respectively, to HLA.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Deferred Policy Acquisition Costs and Present Value of Future Profits

Changes in deferred policy acquisition costs and present value of future profits is as follows:

	2008	2007	2006

Balance, January 1, before cumulative effect of accounting change, pre-tax	$8,393	$7,334	$7,101
Cumulative effect of accounting change, pre-tax (SOP 05-1)	—	(20)	—
Balance, January 1, as adjusted	8,393	7,314	7,101
Deferred costs	1,111	1,400	1,351
Amortization — Deferred policy acquisitions costs and present value of future profits	(408)	(817)	(1,033)
Amortization — Unlock, pre-tax (1)	(1,117)	302	(142)
Adjustments to unrealized gains and losses on securities available-for-sale and other	1,748	194	57

Balance, December 31	$9,727	$8,393	$7,334

(1)	For a discussion of unlock effects, see Unlock Results in Note 1.

Estimated future net amortization expense of present value of future profits for the succeeding five years is as follows.

For the Years Ended December 31,

2009	$26
2010	$24
2011	$21
2012	$20
2013	$18

7.	Goodwill and Other Intangible Assets

As of December 31, 2008 and December 31, 2007, the carrying amount of goodwill for the Company’s Individual Annuity and Individual Life reporting units was:

	December 31,	December 31,
Reporting Unit	2008	2007

Individual Annuity	$—	$84
Individual Life	102	102

Total	$102	$186

The Company’s interim goodwill impairment test performed in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”, and in connection with the preparation of our yearend 2008 financial statements, resulted in a pre-tax impairment charge of $84 in the Individual Annuity reporting unit. The impairment charge taken in 2008 was primarily due to the Company’s estimate of the Individual Annuity reporting unit’s fair value falling significantly below its book value. The fair value of this reporting unit declined as the statutory and capital risks associated with the death and living benefit guarantees sold with products offered by this reporting unit increased. These concerns had a comparable impact on The Hartford’s share price. The determination of fair value for the Individual Annuity reporting unit incorporated multiple inputs including discounted cash flow calculations, market participant assumptions and The Hartford’s share price. No goodwill impairment charges were recorded for the year ended December 31, 2007 or as a result of the Company’s 2008 annual goodwill impairment tests.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For a discussion of present value of future profits that continue to be subject to amortization and aggregate amortization expense, see Note 6.

8.	Separate Accounts, Death Benefits and Other Insurance Benefit Features

The Company records the variable portion of individual variable annuities, 401(k), institutional, 403(b)/457, private placement life and variable life insurance products within separate account assets and liabilities. Separate account assets are reported at fair value. Separate account liabilities are set equal to separate account assets. Separate account assets are segregated from other investments. Investment income and gains and losses from those separate account assets, which accrue directly to, and whereby investment risk is borne by the policyholder, are offset by the related liability changes within the same line item in the condensed consolidated statements of operations. The fees earned for administrative and contract holder maintenance services performed for these separate accounts are included in fee income. During 2008, 2007 and 2006, there were no gains or losses on transfers of assets from the general account to the separate account.

Many of the variable annuity and universal life (“UL”) contracts issued by the Company offer various guaranteed minimum death and withdrawal benefits and UL secondary guarantee benefits. UL secondary guarantee benefits ensure that the policy will not terminate, and will continue to provide a death benefit, even if there is insufficient policy value to cover the monthly deductions and charges. Guaranteed minimum death benefits are offered in various forms as described in further detail throughout this Note 8. The Company currently reinsures a portion of the death benefit guarantees associated with its in-force block of business. The Company also assumes, through reinsurance, minimum death, income, withdrawal and accumulation benefits offered by an affiliate.

Changes in the gross GMDB and UL secondary guarantee benefits sold with annuity and/or UL products accounted for and collectively known as “SOP 03-1 reserve liabilities” are as follows:

		UL Secondary
	GMDB(1)	Guarantees(1)

Liability balance as of January 1, 2008	$531	$19
Incurred	231	21
Unlock	389	—
Paid	(269)	—

Liability balance as of December 31, 2008	$882	$40

(1)	The reinsurance recoverable asset related to the GMDB was $593 as of December 31, 2008. The reinsurance recoverable asset related to the UL Secondary Guarantees was $16 as of December 31, 2008.

		UL Second ary
	GMDB(1)	Guarantees(1)

Liability balance as of January 1, 2007	$476	7
Incurred	144	12
Unlock	(4)	—
Paid	(85)	—

Liability balance as of December 31, 2007	$531	19

(1)	The reinsurance recoverable asset related to the GMDB was $325 as of December 31, 2007. The reinsurance recoverable asset related to the UL Secondary Guarantees was $10 as of December 31, 2007.

The net SOP 03-1 reserve liabilities are established by estimating the expected value of net reinsurance costs and death benefits in excess of the projected account balance. The excess death benefits and net reinsurance costs are recognized ratably over the accumulation period based on total expected assessments. The SOP 03-1 reserve liabilities are recorded in reserve for future policy benefits in the Company’s consolidated balance sheets. Changes

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the SOP 03-1 reserve liabilities are recorded in benefits, losses and loss adjustment expenses in the Company’s consolidated statements of operations. In a manner consistent with the Company’s accounting policy for deferred acquisition costs, the Company regularly evaluates estimates used and adjusts the additional liability balances, with a related charge or credit to benefit expense if actual experience or other evidence suggests that earlier assumptions should be revised. As described within the Unlock and Results in Note 1, the Company Unlocked its assumptions related to its SOP 03-1 reserves during the third quarter of 2008 and 2007.

The determination of the SOP 03-1 reserve liabilities and their related reinsurance recoverables, are based on models that involve a range of scenarios and assumptions, including those regarding expected market rates of return and volatility, contract surrender rates and mortality experience. The following assumptions were used as of December 31, 2008:

GMDB:

•	1,000 stochastically generated investment performance scenarios for all issue years

•	For all issue years, the weighted average return is 8.3%; it varies by asset class with a low of 3% for cash and a high of 9% for aggressive equities.

•	Discount rate of 7.5% for issue year 2002 & prior; discount rate of 7% for issue year 2003 & 2004 and discount rate of 5.6% for issue year 2005 — 2008.

•	Volatilities also vary by asset class with a low of 1% for cash, a high of 15% for aggressive equities, and a weighted average of 11%.

•	100% of the Hartford experience mortality table was used for the mortality assumptions

•	Lapse rates by calendar year vary from a low of 8% to a high of 11%, with an average of 10%

UL Secondary Guarantees:

•	Discount rate of 4.75% for issue year 2004, discount rate of 4.5% for issue year 2005 & 2006, discount rate of 4.25% for issue year 2007 and discount rate of 3.5% for issue year 2008.

•	100% of the Hartford pricing mortality table for mortality assumptions.

•	Lapse rates for single life policies average 4% in policy years 1-10, declining to 0% by age 95. Lapse rate for last survivor policies declining to 0.5% by age 91.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides details concerning GMDB exposure as of December 31, 2008:

Breakdown of Variable Annuity Account Value by GMDB Type at December 31, 2008

			Retained Net	Weighted Average
	Account	Net Amount	Amount	Attained Age of
Maximum anniversary value (MAV)(1)	Value	at Risk	at Risk(8)	Annuitant

MAV only	$25,961	$14,743	$5,019	66
With 5% rollup(2)	1,858	1,153	481	65
With Earnings Protection Benefit Rider (EPB)(3)	5,068	2,447	241	62
With 5% rollup & EPB	742	400	75	65

Total MAV	33,629	18,743	5,816
Asset Protection Benefit (APB)(4)	25,601	11,985	6,634	63
Lifetime Income Benefit (LIB)(5)	1,137	487	487	61
Reset (6) (5-7 years)	3,440	1,190	1,189	67
Return of Premium (7)/Other	17,321	3,889	3,638	58

Total	$81,128	$36,294	$17,764	63

(1)	MAV: the death benefit is the greatest of current account value, net premiums paid and the highest account value on any anniversary before age 80 (adjusted for withdrawals).

(2)	Rollup: the death benefit is the greatest of the MAV, current account value, net premium paid and premiums (adjusted for withdrawals) accumulated at generally 5% simple interest up to the earlier of age 80 or 100% of adjusted premiums.

(3)	EPB: the death benefit is the greatest of the MAV, current account value, or contract value plus a percentage of the contract’s growth. The contract’s growth is account value less premiums net of withdrawals, subject to a cap of 200% of premiums net of withdrawals.

(4)	APB: the death benefit is the greater of current account value or MAV, not to exceed current account value plus 25% times the greater of net premiums and MAV (each adjusted for premiums in the past 12 months).

(5)	LIB: the death benefit is the greatest of current account value, net premiums paid, or for certain contracts a benefit amount that ratchets over time, generally based on market performance.

(6)	Reset: the death benefit is the greatest of current account value, net premiums paid and the most recent five to seven year anniversary account value before age 80 (adjusted for withdrawals).

(7)	Return of premium: the death benefit is the greater of current account value and net premiums paid.

(8)	Net amount at risk and retained net amount at risk are highly sensitive to equity market movements. For example, as equity market declines, net amount at risk and retained net amount at risk will generally increase.

See Note 1 for a description of the Company’s guaranteed living benefits that are accounted for at fair value.

9.	Sales Inducements

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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in deferred sales inducement activity were as follows for the year ended December 31:

	2008	2007

Balance, beginning of period	$445	$397
Cumulative effect of accounting change, pre-tax (SOP 05-1)	—	(1)
Balance, January 1, as adjusted	445	396
Sales inducements deferred	131	97
Unlock	(18)	(15)
Amortization charged to income	(43)	(33)

Balance, end of period	$515	$445

10.	Commitments and Contingencies

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

Broker Compensation Litigation — Following the New York Attorney General’s filing of a civil complaint against Marsh & McLennan Companies, Inc., and Marsh, Inc. (collectively, “Marsh”) in October 2004 alleging that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them, private plaintiffs brought several lawsuits against The Hartford predicated on the allegations in the Marsh complaint, to which The Hartford was not party. Among these is a multidistrict litigation in the United States District Court for the District of New Jersey. There are two consolidated amended complaints filed in the multidistrict litigation, one related to conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. The Company is named in the group benefits products complaint. The complaints assert, on behalf of a putative class of persons who purchased insurance through broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group benefits products complaint, claims under the Employee Retirement Income Security Act of 1974 (“ERISA”). The claims are predicated upon allegedly undisclosed or otherwise improper payments of contingent commissions to the broker defendants to steer business to the insurance company defendants. The district court has dismissed the Sherman Act and RICO claims in both complaints for failure to state a claim and has granted the defendants’ motions for summary judgment on the ERISA claims in the group-

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

benefits products complaint. The district court further has declined to exercise supplemental jurisdiction over the state law claims, has dismissed those state law claims without prejudice, and has closed both cases. The plaintiffs have appealed the dismissal of claims in both consolidated amended complaints, except the ERISA claims.

Regulatory Developments -

On July 23, 2007, The Hartford entered into an agreement (the “Agreement”) with the New York Attorney General’s Office, the Connecticut Attorney General’s Office, and the Illinois Attorney General’s Office to resolve (i) the previously disclosed investigations by these Attorneys General regarding, among other things, The Hartford’s compensation agreements with brokers, alleged participation in arrangements to submit inflated bids, Compensation arrangements in connection with the administration of workers compensation plans and reporting of workers compensation premiums participants in finite reinsurance transactions sale of fixed and individual annuities used to fund structured settlements, and marketing and sale of individual and group variable annuity products and (ii) the previously disclosed investigation by the New York Attorney General’s Office of aspects of The Hartford’s variable annuity and mutual fund operations related to market timing. In light of the Agreement, the Staff of the Securities and Exchange Commission has informed The Hartford that it has determined to conclude its previously disclosed investigation into market timing without recommending any enforcement action. Under the terms of the Agreement, The Hartford paid $115, of which $84 represents restitution for market timing, $5 represents restitution for issues relating to the compensation of brokers, and $26 is a civil penalty.

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

Commitments

The rent paid to Hartford Fire for operating leases entered into by the Company was $14, $27 and $35 for the years ended December 31, 2008, 2007 and 2006, respectively. Included in Hartford Fire’s operating leases are the principal executive offices of Hartford Life Insurance Company, together with its parent, which are located in Simsbury, Connecticut. Rental expense for the facility located in Simsbury, Connecticut, which expired on December 31, 2008, as this operating lease has been be replaced by a capital lease between its parent Company HLA and Hartford Fire Insurance Company, amounted to approximately $0, $6 and $27 for the years ended December 31, 2008, 2007 and 2006, respectively.

Future minimum rental commitments on all operating leases are as follows:

2009	$10
2010	7
2011	5
2012	4
2013	2

Thereafter	1

Total	$29

Tax Matters

The Company’s federal income tax returns are routinely audited by the Internal Revenue Service (“IRS”). During 2008, the IRS completed its examination of the Company’s U.S. income tax returns for 2002 through 2003. The Company received notification of the approval by the Joint Committee on Taxation of the results of the examination subsequent to December 31, 2008. The examination will not have a material effect on the Company’s net income or financial position. The 2004 through 2006 examination began during 2008, and is expected to close by the end of 2010. In addition, the Company is working with the IRS on a possible settlement of an issue related to prior periods

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which, if settled, may result in the booking of tax benefits in 2009. Such benefits are not expected to be material to the Company’s net income or financial position. Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from tax examinations and other tax-related matters for all open tax years.

The separate account dividends-received deduction (“DRD”) is estimated for the current year using information from the prior year-end, adjusted for current year equity market performance and other appropriate factors, including estimated levels of corporate dividend payments. The estimated DRD was updated in the third quarter for the provision-to-filed-return adjustments, and in the fourth quarter based on current year ultimate mutual fund distributions and fee income from the Company’s variable insurance products. The actual current year DRD varied from earlier estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distributions from these mutual funds, amounts of short-term capital gains and asset values at the mutual fund level and the Company’s taxable income before the DRD. Given recent financial markets’ volatility, the Company intends to review its DRD computations on a quarterly basis, beginning 2009. The Company recorded benefits of $176, $155 and $174 related to the separate account DRD in the years ended December 31, 2008, December 31, 2007 and December 31, 2006, respectively. The 2008 benefit included a benefit of $9 related to a true-up of the prior year tax return, the 2007 benefit included a charge of $1 related to a true-up of the prior year tax return, and the 2006 benefit included a benefit of $6 related to true-ups of the prior years’ tax returns.

In Revenue Ruling 2007-61, issued on September 25, 2007, the IRS announced its intention to issue regulations with respect to certain computational aspects of the DRD on separate account assets held in connection with variable annuity contracts. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54, issued in August 2007 that purported to change accepted industry and IRS interpretations of the statutes governing these computational questions. Any regulations that the IRS may ultimately propose for issuance in this area will be subject to public notice and comment, at which time insurance companies and other members of the public will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are unknown, but they could result in the elimination of some or all of the separate account DRD tax benefit that the Company receives. Management believes that it is highly likely that any such regulations would apply prospectively only.

The Company receives a foreign tax credit (“FTC”) against its U.S. tax liability for foreign taxes paid by the Company including payments from its separate account assets. The separate account FTC is estimated for the current year using information from the most recent filed return, adjusted for the change in the allocation of separate account investments to the international equity markets during the current year. The actual current year FTC can vary from the estimates due to actual FTCs passed through by the mutual funds. The Company recorded benefits of $16, $11 and $17 related to separate account FTC in the years ended December 31, 2008, December 31, 2007 and December 31, 2006 respectively. These amounts included benefits related to true-ups of prior years’ tax returns of $4, $0 and $7 in 2008, 2007 and 2006, respectively.

Unfunded Commitments

At December 31, 2008, the Company has outstanding commitments totaling approximately $610, of which approximately $539 is committed to fund limited partnership investments. These capital commitments can be called by the partnership during the commitment period (on average two to five years) to fund the purchase of new investments and partnership expenses. Once the commitment period expires, the Company is under no obligation to fund the remaining unfunded commitment but may elect to do so. The remaining outstanding commitments are primarily related to various funding obligations associated with investments in mortgage and construction loans. These have a commitment period of one month to three years.

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

The Company accounts for guaranty fund and other insurance assessments in accordance with Statement of Position No. 97-3, “Accounting by Insurance and Other Enterprises for Insurance-Related Assessments”. Liabilities for guaranty fund and other insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated, and when the event obligating the Company to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of other liabilities in the Consolidated Balance Sheets. As of December 31, 2008 and 2007, the liability balance was $4 and $4, respectively. As of December 31, 2008 and 2007, $11 and $12, respectively, related to premium tax offsets were included in other assets.

11.	Income Tax

The Company is included in the Hartford’s consolidated Federal income tax return. The Company and The Hartford have entered into a tax sharing agreement under which each member in the consolidated U.S. Federal income tax return will make payments between them such that, with respect to any period, the amount of taxes to be paid by the Company, subject to certain tax adjustments, is consistent with the “parent down” approach. Under this approach, the Company’s deferred tax assets and tax attributes are considered realized by it so long as the group is able to recognize (or currently use) the related deferred tax asset or attribute. Thus the need for a valuation allowance is determined at the consolidated return level rather then at the level of the individual entities comprising the consolidated group.

Income tax expense (benefit) is as follows:

	For the Years Ended December 31,
	2008	2007	2006

Income Tax Expense (Benefit)
Current — U.S. Federal	$(722)	$106	$115

Deferred — U.S. Federal Excluding NOL Carryforward	(756)	62	(12)
— Net Operating Loss Carryforward	(719)	—	—

Total Deferred	(1475)	62	(12)

Total Income tax expense (benefit)	$(2,197)	$168	$103

A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision (benefit) for income taxes is as follows:

	For the Years Ended December 31,
	2008	2007	2006

Tax provision at the U.S. federal statutory rate	$(2,003)	$318	$292
Dividends received deduction	(176)	(155)	(174)
Penalties	—	7	—
Foreign related investments	(16)	(11)	(10)
Other	(2)	9	(5)

Total	$(2,197)	$168	$103

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liabilities) include the following as of December 31:

Deferred Tax Assets	2008	2007

Tax basis deferred policy acquisition costs	$660	$682
Net unrealized loss on investments	2,924	294
Investment-related items	2,408	455
NOL Carryover	719	—
Minimum tax credit	229	239
Capital Loss Carryforward	23	—
Foreign tax credit carryovers	18	—
Other	18	17

Total Deferred Tax Assets	6,999	1,687

Deferred Tax Liabilities
Financial statement deferred policy acquisition costs and reserves	(3,511)	(1,775)
Employee benefits	(41)	(36)

Total Deferred Tax Liabilities	(3,552)	(1,811)

Total Deferred Tax Asset (Liability)	$3,447	$(124)

The Company had current federal income tax receivable of $538 and $62 as of December 31, 2008 and 2007, respectively.

In management’s judgment, the net deferred tax asset will more likely than not be realized. Accordingly no valuation allowance has been recorded. Included in the deferred tax asset is the expected tax benefit attributable to net operating losses of $719, consisting of U.S. losses of $2,053, which expire in 2023.

If the Company were to follow a “separate entity” approach, it would have to record a valuation allowance of $324 related to realized capital losses. In addition, the current tax benefit related to any of the Company’s tax attributes realized by virtue of its inclusion in The Hartford’s consolidated tax return would have been recorded directly to surplus rather than income. These benefits were $556, $0 and $0 for 2008, 2007 and 2006, respectively.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004. During 2008, the Internal Revenue Service (“IRS”) completed its examination of the Company’s U.S. income tax returns for 2002 through 2003. The Company received notification of the approval by the Joint Committee on Taxation of the results of the examination subsequent to December 31, 2008. The examination will not have a material effect on the Company’s net income or financial position. The 2004 through 2006 examination began during 2008, and is expected to close by the end of 2010. In addition, the Company is working with the IRS on a possible settlement of an issue related to prior periods which if settled, may result in the booking of tax benefits in 2009. Such benefits are not expected to be material to the Company’s net income or financial position or in the balance of uncertain tax positions.

12.	Debt

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

Institutional began issuing consumer notes through its Retail Investor Notes Program in September 2006. A consumer note is an investment product distributed through broker-dealers directly to retail investors as medium-term, publicly traded fixed or floating rate, or a combination of fixed and floating rate, notes. Consumer notes are part of the Company’s spread-based business and proceeds are used to purchase investment products, primarily fixed rate bonds. Proceeds are not used for general operating purposes. Consumer notes maturities may extend up to 30 years and have contractual coupons based upon varying interest rates or indexes (e.g. consumer price index) and may include a call provision that allows the Company to extinguish the notes prior to its scheduled maturity date. Certain consumer notes may be redeemed by the holder in the event of death. Redemptions are subject to certain limitations, including calendar year aggregate and individual limits. The aggregate limit is equal to the greater of $1 or 1% of the aggregate principal amount of the notes as of the end of the prior year. The individual limit is $250 thousand per individual. Derivative instruments are utilized to hedge the Company’s exposure to market risks in accordance with Company policy.

As of December 31, 2008 and 2007, $1,210 and $809, respectively, of consumer notes were outstanding. As of December 31, 2008, these consumer notes have interest rates ranging from 4.0% to 6.3% for fixed notes and, for variable notes, based on December 31, 2008 rates, either consumer price index plus 80 to 267 basis points, or indexed to the S&P 500, Dow Jones Industrials, foreign currency, or the Nikkei 225. The aggregate maturities of Consumer Notes are as follows: $11 in 2009, $30 in 2010, $131 in 2011, $291 in 2012 and $751 thereafter. For 2008 and 2007, interest credited to holders of consumer notes was $59 and $11, respectively. During 2008, the Company made the decision to discontinue future issuances of consumer notes, this decision does not impact consumer notes currently outstanding.

13.	Statutory Results

The domestic insurance subsidiaries of the Company prepare their statutory financial statements in conformity with statutory accounting practices prescribed or permitted by the applicable state insurance department which vary materially from GAAP. Prescribed statutory accounting practices include publications of the National Association of Insurance Commissioners (“NAIC”), as well as state laws, regulations and general administrative rules. The differences between statutory financial statements and financial statements prepared in accordance with GAAP vary between domestic and foreign jurisdictions. The principal differences are that statutory financial statements do not reflect deferred policy acquisition costs and limit deferred income taxes, life benefit reserves predominately use interest rate and mortality assumptions prescribed by the NAIC, bonds are generally carried at amortized cost and reinsurance assets and liabilities are presented net of reinsurance. .

The statutory net income amounts for the years ended December 31, 2007 and 2006, and the statutory capital and surplus amounts as of December 31, 2007 and 2006 in the table below are based on actual statutory filings with the applicable regulatory authorities. The statutory net income amounts for the year ended December 31, 2008 the statutory capital and surplus amounts as of December 31, 2008 are estimates, as the respective 2008 statutory filings have not yet been made.

	For the Years Ended December 31,
	2008	2007	2006

Statutory net income	$(2,534)	$255	$777

Statutory capital and surplus	$4,073	$4,448	$3,276

The Company has received approval from the Connecticut Insurance Department regarding the use of two permitted practices in its statutory financial statements and those of its Connecticut-domiciled life insurance subsidiaries as of December 31, 2008. The first permitted practice relates to the statutory accounting for deferred income taxes. Specifically, this permitted practice modifies the accounting for deferred income taxes prescribed by the NAIC by

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

increasing the realization period for deferred tax assets from one year to three years and increasing the asset recognition limit from 10% to 15% of adjusted statutory capital and surplus. The benefits of this permitted practice may not be considered by the Company when determining surplus available for dividends. The second permitted practice relates to the statutory reserving requirements for variable annuities with guaranteed living benefit riders. Actuarial guidelines prescribed by the NAIC require a stand-alone asset adequacy analysis reflecting only benefits, expenses and charges that are associated with the riders for variable annuities with guaranteed living benefits. The permitted practice allows for all benefits, expenses and charges associated with the variable annuity contract to be reflected in the stand-alone asset adequacy test. These permitted practices resulted in an increase to the Company’s estimated statutory surplus of $956 as of December 31, 2008. The effects of these permitted practices are included in the 2008 amounts in the table above.

A significant percentage of the consolidated statutory surplus is permanently reinvested or is subject to various state regulatory restrictions which limit the payment of dividends without prior approval. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. Under these laws, the insurance subsidiaries may only make their dividend payments out of unassigned surplus. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting principles. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The insurance holding company laws of the other jurisdictions in which The Hartford’s insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. With respect to dividends to HLA, it is estimated that the Company’s dividend limitation under the holding company laws of Connecticut is approximately $374 in 2009. However, because the Company’s earned surplus is negative as of December 31, 2008, the Company will not be permitted to pay any dividends to HLA in 2009 without prior approval from the insurance commissioner until such time as earned surplus becomes positive.

14.	Pension Plans, Postretirement, Health Care and Life Insurance Benefit and Savings Plans

Pension Plans

Hartford Life’s employees are included in The Hartford’s non-contributory defined benefit pension and postretirement health care and life insurance benefit plans. Defined benefit pension expense, postretirement health care and life insurance benefits expense allocated by The Hartford to the Company, was $24, $22 and $22 for the years ended December 31, 2008, 2007 and 2006, respectively.

Investment and Savings Plan

Substantially all U.S. employees are eligible to participate in The Hartford’s Investment and Savings Plan under which designated contributions may be invested in common stock of The Hartford or certain other investments. These contributions are matched, up to 3% of compensation, by the Company. In 2004, the Company began allocating a percentage of base salary to the Plan for eligible employees. In 2008, employees whose prior year earnings were less than $100,000 received a contribution of 1.5% of base salary and employees whose prior year earnings were more than $100,000 received a contribution of 0.5% of base salary. The cost to Hartford Life for this plan was approximately $10, $11 and $9 for the years ended December 31, 2008, 2007 and 2006, respectively.

15.	Stock Compensation Plans —

Hartford Life’s employees are included in The Hartford 2005 Incentive Stock Plan and The Hartford Employee Stock Purchase Plan.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Hartford has two primary stock-based compensation plans which are described below. Shares issued in satisfaction of stock-based compensation may be made available from authorized but unissued shares, shares held by The Hartford in treasury or from shares purchased in the open market. The Hartford typically issues new shares in satisfaction of stock-based compensation. Hartford Life was allocated compensation expense of $18 million, $21 million and $19 million for the years ended December 31, 2008, 2007 and 2006, respectively. Hartford Life’s income tax benefit recognized for stock-based compensation plans was $5 million, $7 million and $6 million for the years ended December 31, 2008, 2007 and 2006, respectively. Hartford Life did not capitalize any cost of stock-based compensation.

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

Stock Option Awards

Under the 2005 Stock Plan, all options granted have an exercise price equal to the market price of The Hartford’s common stock on the date of grant, and an option’s maximum term is ten years. Certain options become exercisable over a three year period commencing one year from the date of grant, while certain other options become exercisable at the later of the three years from the date of grant or upon the attainment of specified market appreciation of The Hartford’s common shares. For any year, no individual employee may receive an award of options for more than 1,000,000 shares. As of December 31, 2008, The Hartford had not issued any incentive stock options under any plans.

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

Transactions of the Company with Hartford Fire Insurance Company, Hartford Holdings and its affiliates relate principally to tax settlements, reinsurance, insurance coverage, rental and service fees, payment of dividends and capital contributions. In addition, an affiliated entity purchased group annuity contracts from the Company to fund structured settlement periodic payment obligations assumed by the affiliated entity as part of claims settlements with property casualty insurance companies and self-insured entities. As of December 31, 2008 and 2007 the Company had $5.6 billion and $4.8 billion of reserves for claim annuities purchased by affiliated entities. For the year ended December 31, 2008, 2007 and 2006, the Company recorded earned premiums of $461, $525 and $296 for these intercompany claim annuities. Substantially all general insurance expenses related to the Company, including rent and employee benefit plan expenses are initially paid by The Hartford. Direct expenses are allocated to the Company using specific identification, and indirect expenses are allocated using other applicable methods. Indirect expenses include those for corporate areas which, depending on type, are allocated based on either a percentage of direct expenses or on utilization.

Hartford Life sells fixed market value adjusted (“MVA”) annuity products to customers in Japan. The yen based MVA product is written by HLIKK, a wholly owned Japanese subsidiary of Hartford Life and subsequently reinsured to the Company. As of December 31, 2008 and 2007, $2.8 billion and $1.8 billion, respectively, of the account value had been assumed by the Company.

Effective August 31, 2005, a subsidiary of the Company, Hartford Life and Annuity Insurance Company (“HLAI”), entered into a reinsurance agreement with Hartford Life, Insurance KK (“HLIKK”), a wholly owned Japanese subsidiary of Hartford Life, Inc. (“Hartford Life”). Through this agreement, HLIKK agreed to cede and HLAI agreed to reinsure 100% of the risks associated with the in-force and prospective GMIB riders issued by HLIKK on its variable annuity business. Effective July 31, 2006, the agreement was modified to include the GMDB on covered contracts that have an associated GMIB rider. The modified reinsurance agreement applies to all contracts, GMIB riders and GMDB riders in-force and issued as of July 31, 2006 and prospectively, except for policies and GMIB riders issued prior to April 1, 2005, which were recaptured. Additionally, a tiered reinsurance premium structure was implemented. On the date of recapture, HLAI forgave the reinsurance derivative asset of $110 and paid HLIKK $38. The net result of the recapture was recorded as a dividend of $93, after-tax. GMIB riders issued by HLIKK subsequent to April 1, 2005 continue to be reinsured by HLAI. While the form of the agreement between HLAI and HLIKK for GMIB business is reinsurance, in substance and for accounting purposes the agreement is a free standing derivative. As such, the reinsurance agreement for GMIB business is recorded at fair value on the Company’s balance sheet, with prospective changes in fair value recorded in net realized capital gains (losses) in net income. The fair value of GMIB liability at December 31, 2008 and December 31, 2007 is $2.6 billion (of which $148 relates to the adoption of SFAS 157) and $72, respectively.

Effective September 30, 2007, HLAI entered into another reinsurance agreement where HLIKK agreed to cede and HLAI agreed to reinsure 100% of the risks associated with the in-force and prospective GMAB, GMIB and GMDB riders issued by HLIKK on certain of its variable annuity business. The reinsurance of the GMAB riders is accounted for as a free-standing derivative in accordance with SFAS 133. Accordingly, the reinsurance of the GMAB is recorded at fair value on the Company’s balance sheet, with prospective changes in fair value recorded in net realized capital gains (losses) in net income. The fair value of the GMAB is liability of $1 at December 31, 2008. The fair value of the GMAB is an asset of $2 at December 31, 2007. This treaty covered HLIKK’s “3 Win” annuity.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

This product contains a GMIB feature that triggers at a float value of 80% of original premium and gives the policyholder an option to receive either an immediate withdrawal of account value without surrender charges or a payout annuity of the original premium over time. As a result of capital markets underperformance, 97% of contracts, a total of $3.1 billion triggered during the fourth quarter of 2008, and of this amount $2.2 billion have elected the payout annuity. The Company received the proceeds of this triggering impact, net of the first annuity payout, through a structured financing transaction with HLIKK and will pay the associated benefits to HLIKK over a 12-year payout.

Effective February 29, 2008, HLAI entered into another reinsurance agreement where HLIKK agreed to cede and HLAI agreed to reinsure 100% of the risks associated with the in-force and prospective GMWB riders issued by HLIKK on certain variable annuity business. The reinsurance of the GMWB riders is accounted for as a free-standing derivative in accordance with SFAS 133. Accordingly, the reinsurance of the GMWB is recorded at fair value on the Company’s balance sheet, with prospective changes in fair value recorded in net realized capital gains (losses) in net income. The fair value of the GMWB was a liability of $34 and $0 at December 31, 2008 and 2007, respectively.

The Reinsurance Agreement for GMDB business is accounted for under SOP 03-1 “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”). As of December 31, 2008 the liability for the assumed reinsurance of the GMDB and the net amount at risk was $14 and $7.7 billion, respectively. As of December 31, 2007 the liability for the assumed reinsurance of the GMDB and the net amount at risk was $4 and $380, respectively.

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

17.	Quarterly Results for 2008 and 2007 (unaudited)

	March 31,		June 30,		September 30,		December 31,
	2008	2007	2008	2007	2008	2007	2008	2007

Revenues	$70	$1,692	$1,806	$1,660	$(213)	$1,751	$(599)	$1,503

Benefits, claims and expenses	1,055	1,360	1,423	1,551	2,673	1,337	1,635	1,450

Net income (loss)(1)	(596)	262	324	110	(1,824)	290	(1,429)	78

(1)	Included in the three months ended September 30, 2008 are net realized capital losses of $1.9 billion and a DAC unlock charge of $824. Included in the three months ended December 31, 2008 are net realized capital losses of $2.0 billion

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

SCHEDULE I
SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN AFFILIATES

	As of December 31, 2008
			Amount at
			Which Shown on
Type of Investment	Cost	Fair Value	Balance Sheet
	($ in millions)

Fixed Maturities
Bonds and notes
U.S. government and government agencies and authorities (guaranteed and sponsored)	$5,033	$5,069	$5,069
U.S. government and government agencies and authorities (guaranteed and sponsored) — asset-backed	2,167	2,220	2,220
States, municipalities and political subdivisions	917	705	705
International governments	2,094	2,147	2,147
Public utilities	3,189	2,889	2,889
All other corporate bonds including international	18,063	15,846	15,846
All other mortgage-backed and asset-backed securities	16,981	10,684	10,684
Total fixed maturities	48,444	39,560	39,560

Equity Securities
Common stocks
Industrial, miscellaneous and all other	184	129	129
Nonredeemable preferred stocks	426	300	300

Total equity securities	610	429	429

Real Estate	101	101	101
Short-term Investments	5,562	5,562	5,562
Other Investments
Mortgage loans on real estate	4,896	4,265	4,896
Policy loans	2,154	2,366	2,154
Investments in partnerships and trusts	1,033	1,033	1,033
Other invested assets	657	1,133	1,133

Total other investments	8,740	8,797	9,216

Total investments	$63,457	$54,449	$54,868

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
For the Years Ended December 31, 2008, 2007 and 2006

				Net	Benefits,		Amortization
	Fee			Realized	Claims and		of Deferred
	Income		Net	Capital	Claim	Insurance	Policy	Dividends
	and	Earned	Investment	Gains	Adjustment	Expenses and	Acquisition	to Policy-	Goodwill
Segment	Other	Premiums	Income	(Losses)	Expenses	Other	Costs	Holders	Impairment
	(In million)

2008
Retail Products Group	$1,851	$(4)	$768	$(1,909)	$1,008	$554	$1,251	$—	$84
Retirement Plans	212	4	342	(272)	271	195	91	—	—
Institutional Solutions Group	139	894	988	(783)	1,899	112	19	—	—
Individual Life	849	(65)	308	(247)	569	198	166	2	—
Other	63	155	211	(2,440)	297	61	(2)	11	—

Consolidated operations	$3,114	$984	$2,617	$(5,651)	$4,044	$1,120	$1,525	$13	$84

2007
Retail Products Group	$2,166	$(62)	$815	$(381)	$820	$602	$316	$—	$—
Retirement Plans	225	4	355	(41)	249	169	58	—	—
Institutional Solutions Group	246	990	1,226	(188)	2,066	183	23	—	—
Individual Life	816	(56)	331	(26)	510	185	117	3	—
Other	56	107	321	(298)	335	53	1	8	—

Consolidated operations	$3,509	$983	$3,048	$(934)	$3,980	$1,192	$515	$11	$—

2006
Retail Products Group	$1,924	$(86)	$835	$(87)	$819	$497	$913	$—	$—
Retirement Plans	180	19	326	(16)	250	134	(4)	—	—
Institutional Solutions Group	119	607	987	(40)	1,471	75	32	—	—
Individual Life	825	(45)	293	(22)	447	170	235	2	—
Other	65	52	287	(134)	218	(23)	(1)	20	—

Consolidated operations	$3,113	547	2,728	$(299)	$3,205	$853	$1,175	$22	$—

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

SCHEDULE IV
REINSURANCE

			Assumed
		Ceded to	from		Percentage of
	Gross	Other	Other	Net	Amount Assumed
	Amount	Companies	Companies	Amount	to Net
	(In millions)

For the year ended December 31, 2008

Life insurance in force	$353,030	142,912	2,264	212,382	1.07%

Fee income, earned premiums and other

Life insurance and annuities	$4,427	446	48	4,029	—

Accident and health insurance	305	236	—	69	1.19%

Total fee income, earned premiums and other	4,732	682	48	4,098	1.17%

For the year ended December 31, 2007
Life insurance in force	$346,205	$147,021	$2,349	$201,533	1.2%

Fee income, earned premiums and other
Life insurance and annuities	$4,867	$451	$9	$4,425	0.1%
Accident and health insurance	306	243	4	67	6.0%

Total fee income, earned premiums and other	$5,173	$694	$13	$4,492	0.2%

For the year ended December 31, 2006
Life insurance in force	$340,345	$164,125	$6,822	$183,042	1.3%

Fee income, earned premiums and other
Life insurance and annuities	$4,072	$457	$12	$3,627	0.3%
Accident and health insurance	288	262	7	33	21.2%

Total fee income, earned premiums and other	$4,360	$719	$19	$3,660	0.5%

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARTFORD LIFE INSURANCE COMPANY

/s/ Ernest M. McNeill
Ernest M. McNeill Jr.
Senior Vice President and Chief Accounting Officer

Date: February 11, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John C. Walters John C. Walters	Chairman, President, Chief Executive Officer	February 11, 2009

/s/ Glenn D. Lammey Glenn D. Lammey	Executive Vice President, Chief Financial Officer and Director	February 11, 2009

/s/ Ernest M. McNeill Jr Ernest M. McNeill Jr	Senior Vice President and Chief Accounting Officer	February 11, 2009

/s/ Gregory McGreevy Gregory McGreevy	Director	February 11, 2009

II-1

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

FORM 10-K
For the Fiscal Year Ended December 31, 2008

EXHIBITS INDEX

Exhibit #

3.01	Restated Certificate of Incorporation of Hartford Life Insurance Company was filed as Exhibit 3.01 to Hartford Life Insurance Company’s Form 10-K filed for the year ended December 31, 2007 and is incorporated herein by reference.
3.02	By-Laws of Hartford Life Insurance Company was filed as Exhibit 3.02 to Hartford Life Insurance Company’s Form 10-K filed for the year ended December 31, 2007 and is incorporated herein by reference.
4.01	Restated Certificate of Incorporation and By-Laws of Hartford Life Insurance Company (included as Exhibits 3.01 and 3.02, respectively).
10.01	Management Agreement among Hartford Life Insurance Company, certain of its affiliates and Hartford Investment Services, Inc. was filed as Exhibit 10.4 to Hartford Life, Inc.’s Form 10-Q filed for the quarter ended June 30, 1997 (File No. 1-12749) and is incorporated herein by reference.
10.02	Management Agreement between Hartford Life Insurance Company and The Hartford Investment Management Company was filed as Exhibit 10.3 to Hartford Life, Inc.’s Form 10-Q filed for the quarter ended June 30, 1997 (File No. 1-12749) and is incorporated herein by reference.
12.01	Computation of Ratio of Earnings to Fixed Charges is filed herewith.
23.01	Consent of Deloitte & Touche, LLP, filed herewith.
31.01	Certification of John C. Walters, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Glenn D. Lammey, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification of John C. Walters, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	Certification of Glenn D. Lammey, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

II-2