Form 10-Q
period 2009-03-31
HARTFORD LIFE INSURANCE CO
filed 2009-04-30
CIK 45947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐    No ☐
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
As of April 28, 2009 there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant, all of which were directly owned by Hartford Life and Accident Insurance Company. The Hartford Financial Services Group, Inc. is the ultimate parent of the registrant.
The registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

Item I. FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of
Hartford Life Insurance Company
Hartford, Connecticut
We have reviewed the accompanying condensed consolidated balance sheet of Hartford Life Insurance Company and subsidiaries (the “Company”) as of March 31, 2009, and the related condensed consolidated statements of operations, changes in stockholder’s equity, and cash flows for the three-month periods ended March 31, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2008, and the related consolidated statements of operations, changes in stockholder’s equity, and cash flows for the year then ended prior to retrospective adjustments for the adoption of FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, and for the impact of the change in reporting entity structure described in Note 1, (not presented herein); and in our report dated February 11, 2009 (which report includes an explanatory paragraph relating to the Company’s change in its method of accounting and reporting for the fair value measurement of financial instruments in 2008), we expressed an unqualified opinion on those consolidated financial statements. We also audited the adjustments described in Note 1 that were applied to retrospectively adjust the December 31, 2008 consolidated balance sheet of the Company (not presented herein). In our opinion such adjustments are appropriate and have been properly applied to the previously issued consolidated balance sheet in deriving the accompanying retrospectively adjusted condensed consolidated balance sheet as of December 31, 2008.
DELOITTE & TOUCHE LLP
Hartford, Connecticut
April 29, 2009

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months ended
	March 31,
(In millions)	2009	2008

	(Unaudited)

Revenues
Fee income and other	$964	$1,080
Earned premiums	240	203
Net investment income (loss)
Securities available-for-sale and other	593	710
Equity securities held for trading	(111)	(79)
Total net investment income	482	631
Net realized capital gains (losses)	1,463	(1,712)

Total revenues	3,149	202

Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	1,663	925
Benefits, loss and loss adjustment expenses — returns credited on International unit-linked bonds and pension products	(111)	(79)
Insurance operating costs and other expenses	438	453
Amortization of deferred policy acquisition costs and present value of future profits	1,532	(116)
Dividends to policyholders	7	4

Total benefits, losses and expenses	3,529	1,187

Loss before income tax benefit	(380)	(985)
Income tax benefit	(172)	(372)

Net Loss	(208)	(613)
Less: Net (Income) Loss attributable to the noncontrolling interest	(5)	45
Net Loss attributable to Hartford Life Insurance Company	$(213)	$(568)

See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In millions, except for share data)	March 31, 2009	December 31, 2008

	(Unaudited)

Assets
Investments
Fixed maturities, available for sale, at fair value (amortized cost of $46,514 and $48,444)	$36,911	$39,560
Equity securities, held for trading, at fair value (cost of $2,063 and $1,830)	1,743	1,634
Equity securities, available for sale, at fair value (cost of $533 and $614)	309	434
Policy loans, at outstanding balance	2,148	2,154
Mortgage loans on real estate	4,840	4,896
Limited partnership and other alternative investments	870	1,033
Other investments	2,727	1,237
Short-term investments	7,655	5,742

Total investments	57,203	56,690
Cash	740	661
Premiums receivable and agents’ balances	25	25
Reinsurance recoverables	3,465	3,195
Deferred policy acquisition costs and present value of future profits	9,096	9,944
Deferred income taxes	3,602	3,444
Goodwill	470	462
Other assets	783	3,267
Separate account assets	124,727	130,171

Total assets	$200,111	$207,859

Liabilities
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	$11,879	$10,602
Other policyholder funds and benefits payable	50,719	52,647
Other policyholder funds and benefits payable — International unit-linked bonds and pension products	1,722	1,613
Consumer notes	1,202	1,210
Other liabilities	6,651	8,373
Separate account liabilities	124,727	130,171

Total liabilities	196,900	204,616

Commitments and Contingencies (Note 9)

Equity
Common stock - 1,000 shares authorized, issued and outstanding, par value $5,690	6	6
Additional paid in capital	6,537	6,157
Accumulated other comprehensive loss, net of tax	(4,624)	(4,531)
Retained earnings	1,195	1,446

Total stockholder’s equity	3,114	3,078

Noncontrolling interest	97	165

Total equity	3,211	3,243

Total liabilities and equity	$200,111	$207,859

See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements Of Changes In Stockholder’s Equity

(Unaudited)		Accumulated Other
		Comprehensive Income (Loss)
			Net
			Unrealized	Net (Loss)
			Capital	Gain On
			(Losses)	Cash Flow	Foreign			Non-
		Additional	On	Hedging	Currency			Controlling
	Common	Paid In	Securities,	Instruments,	Translation	Retained		Interest	Total
(In millions)	Stock	Capital	Net of Tax	Net of Tax	Adjustments	Earnings	Total S.E.	(Note 13)	Equity

Three months ended March 31, 2009

Balance, December 31, 2008	6	6,157	(4,806)	440	(165)	1,446	3,078	165	3,243
Comprehensive income
Net income (loss)						(213)	(213)		(213)
Other comprehensive income, net of tax (1)
net change in unrealized capital losses on securities (2)			(67)				(67)		(67)
Net gains on cash flow hedging instruments				(24)			(24)		(24)
Cumulative translation adjustments					(2)		(2)		(2)

Total other comprehensive income (loss)							(93)		(93)
Total comprehensive income (loss)							(306)		(306)

Capital contribution from parent		380					380		380
Dividends declared						(38)	(38)		(38)
Cumulative effect of accounting changes, net of tax						—	—		—

Change in noncontrolling interest ownership								(73)	(73)

Noncontrolling income (loss)								5	5

Balance, March 31, 2009	6	6,537	(4,873)	416	(167)	1,195	3,114	97	3,211

Three months ended March 31, 2008

Balance, December 31, 2007	6	3,746	(318)	(137)	8	5,315	8,620	255	8,875
Comprehensive income
Net income (loss)						(568)	(568)		(568)
Other comprehensive income, net of tax (1)
net change in unrealized capital gains on securities (2)			(941)				(941)		(941)
Net losses on cash flow hedging instruments				49			49		49
Cumulative translation adjustments					2		2		2

Total other comprehensive income (loss)							(890)		(890)
Total comprehensive income (loss)							(1,458)		(1,458)

Capital contribution from parent		260					260		260
Dividends declared						(151)	(151)		(151)
Cumulative effect of accounting changes, net of tax						(5)	(5)		(5)

Change in noncontrolling interest ownership								15	15

Noncontrolling income (loss)								(45)	(45)

Balance, March 31, 2008	6	4,006	(1,259)	(88)	10	4,591	7,266	225	7,491

(1)	Net change in unrealized capital gains on securities is reflected net of tax benefit and other items of $36 and $508 for the three months ended March 31, 2009 and 2008, respectively. Net gain (loss) on cash flow hedging instruments is net of tax provision (benefit) of $13 and $(26) for the three months ended March 31, 2009 and 2008, respectively. There is no tax effect on cumulative translation adjustments.

(2)	There were reclassification adjustments for after-tax gains (losses) realized in net income of $(55) and $(188) for the three months ended March 31, 2009 and 2008, respectively.
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
(In millions)	2009	2008

	(Unaudited)

Operating Activities
Net income (loss)	$(208)	$(613)
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	1,532	(116)
Additions to deferred policy acquisition costs and present value of future profits	(192)	(343)
Change in:
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	1,278	163
Reinsurance recoverables	(546)	(31)
Receivables	(97)	(72)
Payables and accruals	(134)	59
Accrued and deferred income taxes	365	(242)
Net realized capital (gains) losses	(1,463)	1,712
Net receipts from investment contracts related to policyholder funds — International unit-linked bonds and pension products	109	204
Net increase in equity securities held for trading	(109)	(204)
Depreciation and amortization	17	133
Other, net	(15)	(312)

Net cash provided by operating activities	537	338

Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities and short-term investments, available-for-sale	17,652	3,992
Equity securities, available-for-sale	57	14
Mortgage loans	20	111
Partnerships	80	18
Derivatives	591	—
Payments for the purchase of:
Fixed maturities and short-term investments, available-for-sale	(18,588)	(4,614)
Equity securities, available-for-sale	(7)	(72)
Mortgage loans	(12)	(151)
Partnerships	(43)	(76)
Purchase price of business acquired	(8)	(62)
Change in policy loans, net	6	(58)
Change in payables for collateral under securities lending, net	(796)	32
Change in all other, net	(69)	(434)

Net cash used for investing activities	(1,117)	(1,300)

Financing Activities
Deposits and other additions to investment and universal life-type contracts	2,298	6,462
Withdrawals and other deductions from investment and universal life-type contracts	(3,483)	(7,230)
Net transfers from (to) separate accounts related to investment and universal life-type contracts	1,740	1,608
Payments on structured financing	(141)	—
Capital Contributions	293	260
Dividends paid	(38)	(151)
Proceeds from issuance of consumer notes	—	162
Repayment at maturity of consumer notes	(8)	—

Net cash provided by financing activities	661	1,111

Foreign exchange rate effect on cash	(2)	1
Net increase in cash	79	150

Cash — beginning of period	661	424

Cash — end of period	$740	$574

Supplemental Disclosure of Cash Flow Information:
Net Cash Paid During the Period For:

Income taxes paid (received)	$(538)	$12
For the three months ended March 31, 2009, the Company made noncash net dividends of $ 4 to its parent company related to the guaranteed minimum income and accumulation benefit reinsurance agreements with Hartford Life Insurance K.K. (“HLIKK”) and received a noncash asset capital contribution of $87 from its parent during the three months ended March 31, 2009. For the three months ended March 31, 2008, the Company made noncash dividends of $6 from its parent company related to the guaranteed minimum income and accumulation benefit reinsurance agreements with HLIKK.
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in millions, unless otherwise stated)
(unaudited)
1. Basis of Presentation and Accounting Policies
Basis of Presentation
These condensed consolidated financial statements include Hartford Life Insurance Company and its wholly-owned subsidiaries (collectively, “Hartford Life Insurance Company” or the “Company”), Hartford Life and Annuity Insurance Company (“HLAI”), Hartford International Life Reassurance Corporation (“HLRe”) Hartford Financial Services LLC (“HFSC”), Hartford Life International LTD (“HLINT”) and Woodbury Financial Services Corporation (“WFS”). The Company is a wholly-owned subsidiary of Hartford Life and Accident Insurance Company (“HLA”), which is a wholly-owned subsidiary of Hartford Life, Inc. (“Hartford Life”). Hartford Life is a direct wholly-owned subsidiary of Hartford Holdings, Inc., a direct wholly-owned subsidiary of The Hartford Financial Services Group, Inc. (“The Hartford”), the Company’s ultimate parent company.
The accompanying condensed consolidated financial statements and notes as of March 31, 2009, and for the three months ended March 31, 2009 and 2008 are unaudited. These financial statements reflect all adjustments (consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in The Hartford’s 2008 Form 10-K Annual Report. The results of operations for the interim periods should not be considered indicative of the results to be expected for the full year.
Effective March 31,2009, Hartford Life changed its reporting entity structure to contribute certain wholly owned subsidiaries, including Hartford Life’s European insurance operations, several broker dealer entities and investment advisory and service entities from Hartford Life and Accident to the Company. The contribution of subsidiaries was effected to more closely align servicing entities with the writing company issuing the business they service as well as to more efficiently deploy capital across the organization. The change in reporting entity was retrospectively applied to the financial statements of the Company for all periods presented. The contributed subsidiaries resulted in an increase in stockholder’s equity of approximately $1.3 billion as of March 31, 2009.
Along with its parent, HLA, the Company is a financial services and insurance group which provides (a) investment products, such as individual variable annuities and fixed market value adjusted annuities, mutual funds and retirement plan services; (b) individual life insurance; (c) group benefits products such as group life and group disability insurance that is directly written by the Company and is substantially ceded to its parent, HLA, (d) private placement life insurance and (e) assumes fixed market value adjusted annuities, guaranteed minimum withdrawal benefits (“GMWB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”) and guaranteed minimum death benefits (“GMDB”) from Hartford Life’s international operations.
The condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“U.S. GAAP”), which differ materially from the accounting practices prescribed by various insurance regulatory authorities.
Consolidation
The condensed consolidated financial statements include the accounts of Hartford Life Insurance Company and affiliated entities in which the Company directly or indirectly has a controlling financial interest and those variable interest entities in which the Company is the primary beneficiary. The Company determines if it is the primary beneficiary using both qualitative and quantitative analyses. Entities in which Hartford Life Insurance Company does not have a controlling financial interest but in which the Company has significant influence over the operating and financing decisions are reported using the equity method. All material intercompany transactions and balances between Hartford Life Insurance Company and its subsidiaries and affiliates have been eliminated.
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
The most significant estimates include those used in determining estimated gross profits used in the valuation and amortization of assets and liabilities associated with variable annuity and other universal life-type contracts; living benefits required to be fair valued; valuation of investments and derivative instruments, evaluation of other-than-temporary impairments on available-for-sale securities; and contingencies relating to corporate litigation and regulatory matters; and goodwill impairment. Certain of these estimates are particularly sensitive to market conditions, and deterioration and/or volatility in the worldwide debt or equity markets could have a material impact on the condensed consolidated financial statements.
Significant Accounting Policies
For a description of significant accounting policies, see Note 1 of Notes to Consolidated Financial Statements included in the Company’s 2008 Form 10-K Annual Report.

Adoption of New Accounting Standards
Fair Value Measurements
In February 2008, the Financial Accounting Standards Board (“FASB”) issued Financial Statement of Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”) which delays the effective date of Statement of Financial Accounting Standard (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS 157”) to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and nonfinancial liabilities. Examples of applicable nonfinancial assets and nonfinancial liabilities to which FSP FAS 157-2 applies include, but are not limited to:
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
The Company applied the provisions of SFAS 157 to the nonfinancial assets, nonfinancial liabilities and reporting units within the scope of FSP FAS 157-2 on January 1, 2009. The Company’s adoption of FAS 157 did not materially impact the fair values of nonfinancial assets, nonfinancial liabilities and reporting units within the scope of this FSP.
Disclosures about Derivative Instruments and Hedging Activities
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands disclosures about an entity’s derivative and hedging activities with the intent of providing users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures. The Company adopted SFAS 161 on January 1, 2009. See Note 4 for the expanded disclosures related to Derivative instruments and hedging activities.
Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). This statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”). Noncontrolling interest refers to the minority interest portion of the equity of a subsidiary that is not attributable directly or indirectly to a parent. SFAS 160 establishes accounting and reporting standards that require for-profit entities that prepare consolidated financial statements to: (a) present noncontrolling interests as a component of equity, separate from the parent’s equity, (b) separately present the amount of consolidated net income attributable to noncontrolling interests in the income statement, (c) consistently account for changes in a parent’s ownership interests in a subsidiary in which the parent entity has a controlling financial interest as equity transactions, (d) require an entity to measure at fair value its remaining interest in a subsidiary that is deconsolidated, and (e) require an entity to provide sufficient disclosures that identify and clearly distinguish between interests of the parent and interests of noncontrolling owners. SFAS 160 applies to all for-profit entities that prepare consolidated financial statements, and affects those for-profit entities that have outstanding noncontrolling interests in one or more subsidiaries or that deconsolidate a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption prohibited. The Company adopted SFAS 160 on January 1, 2009. Upon adoption, the Company reclassified $255 of noncontrolling interest, recorded in other liabilities, to equity as of January 1, 2008. See the Company’s Condensed Consolidated Statement of Changes in Equity. The adoption of SFAS 160 resulted in certain reclassifications of noncontrolling interests within the Company’s Condensed Consolidated Statements of Operations. The adoption of SFAS 160 did not impact the Company’s accounting for separate account assets and liabilities. The FASB has added the following topic to the Emerging Issues Task Force (“EITF”) agenda, “Consideration of an Insurer’s Accounting for Majority Owned Investments When the Ownership Is Through a Separate Account”. This topic will be discussed at a future EITF meeting. The FASB has expressed three separate views on the treatment of noncontrolling interest in majority owned separate accounts, upon implementation of SFAS 160, all of which are acceptable to the United States Securities and Exchange Commission. The Company follows one of these three acceptable views and currently excludes the noncontrolling interest from its majority owned separate accounts. The resolution of this EITF agenda item on the Company’s accounting for separate account assets and liabilities is not known at this time.
Future Adoption of New Accounting Standards
In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). This FSP clarifies that the measurement objective in determining fair value when the volume and level of activity for the asset or liability have significantly decreased is the price that would be received to sell the asset in an orderly transaction between willing market participants under current market conditions, and not the value in a hypothetical active market. The FSP includes additional factors for determining whether there has been a significant decrease in the volume and level of activity for an asset or liability compared to normal activity for that asset or liability (or similar assets or liabilities) and provides additional guidance in estimating fair value in those instances. The FSP requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The FSP further requires an entity to disclose any change in valuation techniques, the related inputs, and the effects resulting from the application of the FSP.
In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). The FSP replaces the existing requirement for debt securities, that in order for an entity to conclude impairment is not other-than-temporary, it must have the intent and ability to hold an impaired security for a period sufficient to allow for recovery in value of the investment. To conclude impairment is not other-than-temporary, the FSP requires management assert that it does not have the intent to sell the security and that it is more likely than not it will not have to sell the security before recovery of its cost basis. The FSP also changes the presentation in the financial statements of non-credit related impairment amounts for instruments within its scope. When the entity asserts it does not have the intent to sell the security and it is more likely than not it will not have to sell the security before recovery of its cost basis, only the credit related impairment losses are to be recorded in earnings; non-credit losses are to be recorded in accumulated other comprehensive income. The FSP also expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities.
FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March, 15, 2009, provided both FSPs are adopted concurrently. The Company will adopt both FSPs for the interim period ending on June 30, 2009. The Company has not yet determined the effect of the adoption of these FSPs on the Company’s condensed consolidated financial statements.
Income Taxes
The effective tax rate for the three months ended March 31, 2009 and 2008 was 46% and 40%, respectively. The principal cause of the difference between the effective rate and the U.S. statutory rate of 35% was the separate account dividends received deduction (“DRD”). This caused an increase in the tax benefit on both the 2009 and 2008 pretax losses.
The separate account DRD is estimated for the current year using information from the prior year-end, adjusted for current year equity market performance and other appropriate factors, including estimated levels of corporate dividend payments. The actual current year DRD can vary from estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distribution from these mutual funds, amounts of short-term capital gains at the mutual fund level and the Company’s taxable income before the DRD. Given recent financial markets’ volatility, the Company is reviewing its DRD computations on a quarterly basis. The Company recorded benefits related to the separate account DRD of $38 and $41 in the three months ended March 31, 2009 and 2008, respectively.
The Company’s federal income tax returns are routinely audited by the IRS as part of the Hartford’s consolidated tax return. During the first quarter of 2009, the Company received notification of the approval by the Joint Committee on Taxation of the results of the 2002 through 2003 examination. As a result, the Company recorded a tax benefit of $4. The 2004 through 2006 examination began during the second quarter of 2008, and is expected to close in early 2010. In addition, the Company is working with the IRS on a possible settlement of a DRD issue related to prior periods which, if settled, may result in the booking of tax benefits in 2009. Such benefits are not expected to be material to the statement of operations.
The Company’s deferred tax asset valuation allowance has been determined pursuant to the provisions of FASB SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), including the Company’s estimation of future taxable income, if necessary, and is adequate to reduce the total deferred tax asset to an amount that will more likely than not be realized. In assessing the need for a valuation allowance, management considered future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, and taxable income in prior carry back years as defined in SFAS No. 109, as well as tax planning strategies that include holding debt securities with market value losses until maturity, selling appreciated securities to offset capital losses, and sales of certain corporate assets. Such tax planning strategies are viewed by management as prudent and feasible and will be implemented if necessary to realize the deferred tax asset. If the Company were to follow a “separate entity” approach, it would have to record a valuation allowance of $384 related to realized capital losses. In addition, the current tax benefit related to any of the Company’s tax attributes realized by virtue of its inclusion in The Hartford’s consolidated tax return would have recorded directly to surplus rather than income. These benefits were $58 and $0 for the three months ended March 31, 2009 and 2008, respectively.
Reinsurance
As of March 31, 2009 the Company’s reinsurance-related concentrations of credit risk greater than 10% of the Company’s stockholder’s equity are as follows:
Reinsurance
Recoverable
Connecticut General Life Insurance Company	$ 827
Transamerica Financial life Insurance Company	$ 510
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
For further discussion of the types of products offered by each segment, see Note 2 of Notes to the Consolidated Financial Statements included in the Company’s 2008 Form 10-K Annual Report.
The following tables represent summarized financial information concerning the Company’s segments.

	Three Months ended March 31,
	2009	2008

Revenues
Retail [1] [2]	$1,186	$158
Individual Life	302	241
Retirement Plans	91	122
Institutional	202	299
Other [1] [2]	1,368	(618)

Total revenues [1]	$3,149	$202

[1]	The transition impact related to the SFAS 157 adoption was a reduction in revenues of $616 and $172 in Retail and Other, respectively, for the three months ended March 31, 2008.

[2]	Increase in revenue was due to realized gains in the current period compared to losses in the comparable prior year period. Realized gains were primarily due to the impact of the Company’s change in estimate of the Credit Standing Adjustment on the valuation of the GMWB Derivatives and the GMIB/GMAB/GMWB Reinsurance and also the impact of the Company’s update of withdrawal, lapse and annuitization behavior assumptions on GMWB derivatives. See Note 3 of the Notes to the Condensed Consolidated Financial Statements for further information.

	Three Months ended March 31,
	2009	2008

Net Income (Loss)
Retail [1]	$(745)	$(77)
Individual Life	(21)	18
Retirement Plans	(88)	(5)
Institutional	(177)	(122)
Other [1]	818	(382)

Total net loss[1]	$(213)	$(568)

[1]	The transition impact related to the SFAS 157 adoption was a reduction in net income of $209 and $102 in Retail and Other, respectively, for the three months ended March 31, 2008.
Total assets decreased primarily due to market declines impacting separate account assets and reductions in the fair value of investments across reporting segments as follows:

	March 31,	December 31,
	2009	2008

Assets
Retail	$92,105	$97,453
Individual Life	12,726	13,347
Retirement Plans	22,085	22,668
Institutional	62,154	59,638
Other	11,041	14,753

Total assets	$200,111	$207,859

3. Fair Value Measurements
SFAS 157 establishes a fair value hierarchy that prioritizes the inputs in the valuation techniques used to measure fair value into three broad Levels (Level 1, 2, or 3). The following table presents the assets and (liabilities) carried at fair value by SFAS 157 Hierarchy Level.

	March 31, 2009
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets accounted for at fair value on a recurring basis
Fixed maturities, available-for-sale	$36,911	$830	$27,810	$8,271
Equity securities, held for trading	1,743	1,743	—	—
Equity securities, available-for-sale	309	114	136	59
Other investments
Customized derivatives used to hedge US GMWB	937	—	—	937
Other derivatives used to hedge U.S. GMWB	1,249	—	(67)	1,316
Macro hedge program	175	—	24	151
Other derivatives[1]	252	—	316	(64)

Total Other investments	2,613	—	273	2,340
Short-term investments	7,655	4,790	2,865	—
Reinsurance recoverables	1,058	—	—	1,058
Separate account assets[2][5]	119,212	87,218	31,355	639

Total assets accounted for at fair value on a recurring basis	$169,501	$94,695	$62,439	$12,367

Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
U.S. GMWB	$(5,829)	$—	$—	$(5,829)
U.K. GMWB	(70)	—	—	(70)
Reinsured Japan GMIB	(1,296)	—	—	(1,296)
Reinsured Japan GMAB	(1)	—	—	(1)
Reinsured Japan GMWB	(13)	—	—	(13)
Institutional Notes	(25)	—	—	(25)
Equity Linked Notes	(5)	—	—	(5)

Total other policyholder funds and benefits payable	(7,239)	—	—	(7,239)
Other liabilities[3]		—	—
Other derivatives used to hedge U.S. GMWB	136	—	10	126
Macro hedge program	22	—	—	22
Other liabilities	(331)	—	(77)	(254)

Total Other liabilities	(173)	—	(67)	(106)
Consumer notes[4]	(4)	—	—	(4)

Total liabilities accounted for at fair value on a recurring basis	$(7,416)	—	$(67)	$(7,349)

[1]	Includes over-the-counter derivative instruments in a net asset value position which may require the counterparty to pledge collateral to the Company. As of March 31, 2009, $2,290 of cash collateral liability was netted against the derivative asset value in the condensed consolidated balance sheet, and is excluded from the table above. See footnote 3 below for derivative liabilities.

[2]	Pursuant to the conditions set forth in AICPA Statement of Position No. 03-1 “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”), the value of separate account liabilities is set to equal the fair value for separate account assets.

[3]	Includes over-the-counter derivative instruments in a net negative market value (derivative liability). In the SFAS 157 Level 3 roll forward table included below in this Note, the derivative asset and liability are referred to as “freestanding derivatives” and are presented on a net basis.

[4]	Represents embedded derivatives associated with non-funding agreement-backed consumer equity-linked notes.

[5]	Excludes approximately $6 billion of investment sales receivable net of investment purchases payable that are not subject to SFAS 157.

Roll-forward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the three months ended March 31, 2009

							Changes in
							unrealized
							gains (losses)
							included in net
		Realized/unrealized					income related
		gains (losses)				SFAS 157	to financial
	SFAS 157 Fair	included in:		Purchases,	Transfers in	Fair value	instruments
	value as of	Net		issuances,	and/or	as of	still held at
	December 31,	income		and	(out) of	March 31,	March 31,
	2008	[1], [2]	AOCI [4]	settlements	Level 3 [6]	2009	2009 [2]

Assets
Fixed maturities	$8,742	$(134)	$(483)	$152	$(6)	$8,271	$(67)
Equity securities, available-for-sale	59	—	—	—	—	59	—
Freestanding derivatives [3]
Customized derivatives used to hedge U.S. GMWB	941	(4)	—	—	—	937	(4)
Other freestanding derivatives used to hedge U.S. GMWB	1,696	133	—	(387)	—	1,442	116
Macro hedge program	137	(21)	—	57	—	173	(21)
Other freestanding derivatives	(234)	(75)	(5)	(1)	(3)	(318)	(67)

Total Freestanding Derivatives	2,540	33	(5)	(331)	(3)	2,234	24
Reinsurance recoverable [1], [8]	1,302	(252)	—	8	—	1,058	(252)
Separate accounts [6]	786	(123)	—	87	(111)	639	(85)

Supplemental Asset Information:
Total freestanding derivatives used to hedge U.S. GMWB including those in Levels 1, 2 and 3 [9]	2,664	118	—	(460)	—	2,322	118

Liabilities
Other policyholder funds and benefits payable accounted for at fair value [1]
U.S. GMWB	$(6,526)	$728	$—	$(31)	$—	$(5,829)	$728
U.K. GMWB	(64)	(4)	—	(2)	—	(70)	(4)
Reinsured Japan GMIB	(2,581)	1,070	246	(31)	—	(1,296)	1,070
Reinsured Japan GMWB	(34)	19	3	(1)	—	(13)	19
Reinsured Japan GMAB	(1)	—	—	—	—	(1)	—
Institutional Notes	(41)	16	—	—	—	(25)	16
Equity Linked Notes	(8)	3	—	—	—	(5)	3
Total other policyholder funds and benefits payable accounted for at fair value [1]	(9,255)	1,832	249	(65)	—	(7,239)	1,832
Consumer notes	(5)	1	—	—	—	(4)	1

Supplemental Information:
Net U.S. GMWB (Embedded derivatives, freestanding derivatives including those in Levels 1, 2 and 3 and reinsurance recoverable) [7]	(2,560)	594	—	(483)	—	(2,449)	594

[1]	The Company classifies all the gains and losses on GMWB reinsurance derivatives and GMWB embedded derivatives and reinsured GMWB, GMIB and GMAB free standing derivatives as unrealized gains/losses for purposes of disclosure in this table because it is impracticable to track on a contract-by-contract basis the realized gains/losses for these derivatives and embedded derivatives.

[2]	All amounts in these columns are reported in net realized capital gains/losses, except for $6 for the three months ended March 31, 2009, which is reported in benefits, losses and loss adjustment expenses. All amounts are before income taxes and amortization of DAC.

[3]	The freestanding derivatives, excluding reinsurance derivatives instruments, are reported in this table on a net basis for asset/(liability) positions and reported on the condensed consolidated balance sheet in other investments and other liabilities.

[4]	AOCI refers to “Accumulated other comprehensive income” in the condensed consolidated statement of changes in stockholder’s equity. All amounts are before income taxes and amortization of DAC.

[5]	The realized/unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities which results in a net zero impact on net income for the Company.

[6]	Transfers in and/or (out) of Level 3 during the three months ended March 31, 2009 are attributable to a change in the availability of market observable information for individual securities within respective categories.

[7]	The net gain on U.S. GMWB since January 1, 2009 was primarily related to liability model assumption updates for withdrawal, lapses and credit standing which totaled $550 pre-tax..

[8]	During July 2008, the Company reinsured, with a third party, U.S. GMWB risks associated with approximately $7.8 billion of account value sold between 2003 and 2006. The reinsurance agreement is an 80% quota-share agreement. The third party’s financial strength is rated A+ by A.M. Best, AA- by Standard and Poor’s and Aa2 by Moody’s. The reinsurance agreement will be accounted for as a freestanding derivative.

[9]	The ‘Purchases, issuances, and settlements’ primarily relates to the receipt of cash on futures and option contracts classified as Level 1 and interest rate, currency and credit default swaps classified as Level 2.
During the first quarter of 2009, the Company updated the following assumptions used in its estimates of fair value for living benefit obligations and related uncollateralized reinsurance recoverable assets:
•	Credit Standing Adjustment. This assumption makes an adjustment that market participants would make to reflect the risk that guaranteed benefit obligations or the GMWB reinsurance recoverables will not be fulfilled (“nonperformance risk”). As a result of sustained volatility in the Company’s credit default spreads, the Company changed its estimate of the Credit Standing Adjustment to incorporate observable company credit default spreads from capital markets, adjusted for market recoverability. Prior to the first quarter of 2009, the Company calculated the Credit Standing Adjustment by using default rates provided by rating agencies, adjusted for market recoverability. The changes made in the first quarter of 2009 resulted in a realized gain of $383, before tax for U.S. GMWB liabilities, a realized gain of $1.1 billion, before-tax for reinsured Japan GMIB, and a realized loss of $185, before-tax, for uncollateralized reinsurance recoverable assets.

•	Behavior Risk Margin and Other Policyholder Behavior Assumptions. The behavior risk margin adds a margin that market participants would require for the risk that the Company’s assumptions about policyholder behavior could differ from actual experience. During the first quarter of 2009, the Company updated assumptions for withdrawals, lapses and annuitization behavior based primarily on emerging policyholder behavior experience. These changes, as well as other policyholder behavior assumption updates, resulted in a realized gain of $352, before tax.

Assets (Liabilities) Carried at Fair Value by SFAS 157 Hierarchy Level

	December 31, 2008
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets accounted for at fair value on a recurring basis
Fixed maturities, available-for-sale	$39,560	$3,502	$27,316	$8,742
Equity securities, held for trading	1,634	1,634	—	—
Equity securities, available-for-sale	434	148	227	59
Other investments
Other derivatives used to hedge U.S. GMWB	600	—	13	587
Other derivatives [1]	522	—	588	(66)

Total Other investments	1,122	—	601	521
Short-term investments	5,742	4,030	1,712	—
Reinsurance recoverables	1,302	—	—	1,302
Separate account assets [2] [5]	126,367	94,394	31,187	786

Total assets accounted for at fair value on a recurring basis	$176,161	$103,708	$61,043	$11,410

Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
U.S. GMWB	$(6,526)	$—	$—	$(6,526)
U.K. GMWB	(64)	—	—	(64)
Reinsured Japan GMIB	(2,581)	—	—	(2,581)
Reinsured Japan GMAB	(1)	—	—	(1)
Reinsured Japan GMWB	(34)	—	—	(34)
Institutional Notes	(41)	—	—	(41)
Equity Linked Notes	(8)	—	—	(8)

Total other policyholder funds and benefits payable	(9,255)	—	—	(9,255)
Other liabilities [3]
Customized derivatives used to hedge U.S. GMWB	941	—	—	941
Other derivatives used to hedge U.S. GMWB	1,123	—	14	1,109
Macro hedge program	137	—	—	137
Other investments	5	—	173	(168)

Total Other liabilities	2,206	—	187	2,019
Consumer notes [4]	(5)	—	—	(5)

Total liabilities accounted for at fair value on a recurring basis	$(7,054)	—	$187	$(7,241)

[1]	Includes over-the-counter derivative instruments in a net asset value position which may require the counterparty to pledge collateral to the Company. At December 31, 2008, $507 was the amount of cash collateral liability was netted against the derivative asset value in the condensed consolidated balance sheet and is excluded from the table above. See footnote 3 below for derivative liabilities.

[2]	Pursuant to the conditions set forth in SOP 03-1, the value of separate account liabilities is set to equal the fair value for separate account assets.

[3]	Includes over-the-counter derivative instruments in a net negative market value (derivative liability). In the SFAS 157 Level 3 roll forward table included below in this Note, the derivative asset and liability are referred to as “freestanding derivatives” and are presented on a net basis.

[4]	Represents embedded derivatives associated with non-funding agreement-backed consumer equity-linked notes.

[5]	Excludes approximately $3 billion of investment sales receivable net of investment purchases payable that are not subject to SFAS 157.

Roll-forward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the three months ended March 31, 2008

							Changes in
							unrealized
							gains (losses)
							included in net
							income related
		Realized/unrealized				SFAS 157	to financial
	SFAS 157 Fair	gains (losses)		Purchases,	Transfers in	Fair value	instruments
	value as of	included in:		issuances,	and/or	as of	still held at
	January 1,	Net income	AOCI	and	(out) of	March 31,	March 31,
	2008	[1],[2]	[4]	settlements	Level 3[5]	2008	2008[2]

Assets
Fixed maturities	$13,558	$(75)	$(890)	$587	$(1,026)	$12,154	$(64)
Equity securities, available-for-sale	563	(4)	(80)	20	—	499	(4)
Freestanding derivatives [3]
Customized derivatives used to hedge U.S. GMWB	91	53	—	—	—	144	53
Other freestanding derivatives used to hedge U.S. GMWB	564	209	—	54	—	827	197
Macro hedge program	18	9	—	—	—	27	9
Other freestanding derivatives	(303)	(118)	3	111	104	(203)	(56)

Total Freestanding Derivatives	370	153	3	165	104	795	203
Reinsurance recoverable [1],[6]	238	48	—	5	—	291	48
Separate accounts	701	(78)	—	77	(120)	580	(72)

Supplemental Asset Information:
Total freestanding derivatives used to hedge U.S. GMWB including those in Levels 1, 2 and 3	643	334	—	94	—	1,071	334

Liabilities
Other policyholder funds and benefits payable accounted for at fair value[1]
U.S. GMWB	$(1,433)	$(493)	$—	$(23)	$—	$(1,949)	(493)
U.K. GMWB	(17)	—	—	—	—	(17)	—
Reinsured Japan GMIB	(220)	(406)	—	2	—	(624)	(406)
Reinsured Japan GMAB	(22)	(4)	—	(1)	—	(27)	(4)
Reinsured Japan GMWB	—	—	—	1	—	1	—
Institutional Notes	(24)	(26)	—	—	—	(50)	(26)
Equity Linked Notes	(21)	6	—	—	—	(15)	6
Total other policyholder funds and benefits payable accounted for at fair value[1]	(1,737)	(923)	—	(21)	—	(2,681)	(923)
Consumer notes	(5)	1	—	—	—	(4)	1

Supplemental Information:
Net U.S. GMWB (Embedded derivatives, freestanding derivatives including those in Levels 1, 2 and 3 and reinsurance recoverable)	(552)	(111)	—	76	—	(587)	(111)

[1]	The Company classifies all the gains and losses on GMWB reinsurance derivatives and GMWB embedded derivatives and reinsured GMWB, GMIB and GMAB free standing derivatives as unrealized gains/losses for purposes of disclosure in this table because it is impracticable to track on a contract-by-contract basis the realized gains/losses for these derivatives and embedded derivatives.

[2]	All amounts in these columns are reported in net realized capital gains/losses, except for $1 for the three months ended March 31, 2008, which is reported in benefits, losses and loss adjustment expenses. All amounts are before income taxes and amortization of DAC.

[3]	The freestanding derivatives, excluding reinsurance derivatives instruments, are reported in this table on a net basis for asset/(liability) positions and reported on the consolidated balance sheet in other investments and other liabilities.

[4]	AOCI refers to “Accumulated other comprehensive income” in the consolidated statement of comprehensive income (loss). All amounts are before income taxes and amortization of DAC.

[5]	Transfers in and/or (out) of Level 3 during the three months ended March 31, 2008 are attributable to a change in the availability of market observable information for individual securities within respective categories.

[6]	The January 1, 2008 fair value of $238 includes the pre-SFAS 157 fair value of $128 and transitional adjustment of $110.
Fair Value of Significant Asset Sectors within the SFAS 157 Level 3 Securities Classification

	March 31, 2009		December 31, 2008
	Fair	% of Total	Fair	% of Total
	Value	Fair Value	Value	Fair Value

ABS
Below Prime	$1,077	12.9%	$1,405	16.0%
Collateralized Loan Obligations (CLOs)	1,501	18.0%	1,570	17.8%
Other	448	5.4%	443	5.0%
Corporate
Matrix priced private placements	3,030	36.4%	3,038	34.5%
Other	1,514	18.2%	1,383	15.7%
Commercial mortgage-backed securities (“CMBS”)	465	5.6%	659	7.5%
Preferred stock	48	0.6%	48	0.6%
Other	247	2.9%	255	2.9%

Total Level 3 securities	$8,330	100.0%	$8,801	100.0%

•	ABS below prime primarily represents sub-prime and Alt-A securities which are classified as Level 3 due to the lack of liquidity in the market.
•	ABS CLOs represent senior secured bank loan CLOs which are primarily priced by independent brokers.
•	ABS Other primarily represents broker priced securities.
•	Corporate-matrix priced represents private placement securities that are thinly traded and priced using a pricing matrix which includes significant non-observable inputs.
•	Corporate-Other primarily represents broker-priced public securities and private placement securities qualified for sale under rule 144A and long-dated fixed maturities where the term of significant inputs may not be sufficient to be deemed observable.
•	CMBS primarily represents CMBS bonds and commercial real estate collateralized debt obligations (“CRE CDOs”) which were either fair valued by the Company or by independent brokers due to the illiquidity of this sector.
•	Preferred stock primarily represents lower quality preferred securities that are less liquid due to market conditions.
Derivatives
The following table summarizes the notional amount and fair value of freestanding derivatives in other investments, reinsurance recoverables, embedded derivatives in other policyholder funds and benefits payable and consumer notes as of March 31, 2009, and December 31, 2008. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and are not necessarily reflective of credit risk. The fair value amounts of derivative assets and liabilities are presented on a net basis in the following table.

	March 31, 2009		December 31, 2008
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value

Reinsurance recoverables for U.S. GMWB [1]	$11,115	$1,058	$11,437	$1,302
Customized derivatives used to hedge U.S. GMWB [2]	9,341	937	10,464	941
Freestanding derivatives used to hedge U.S. GMWB [3]	7,232	1,385	8,156	1,723
U.S. GMWB [1]	46,137	(5,829)	46,734	(6,526)
U.K. GMWB	1,905	(70)	1,672	(64)
Reinsured Japan GMIB [4]	18,350	(1,296)	20,062	(2,581)
Reinsured Japan GMWB	383	(13)	361	(34)
Reinsured Japan GMAB	96	(1)	130	(1)
Macro hedge program [3] [5]	7,102	197	2,188	137
Consumer Notes	64	(4)	70	(5)
Equity Linked Notes	55	(5)	55	(8)

Total	$101,780	$(3,641)	$101,329	$(5,116)

[1]	The decline in fair value for US GMWB and Reinsurance recoverables for US GMWB was primarily related to model assumption updates for withdrawals, lapses and credit standing.

[2]	The Decrease in notional amount of customized derivatives used to hedge US GMWB was primarily due to current market conditions causing policyholder account values to decrease. The notional amount on these customized derivatives is the policyholder account value.

(3)	The increase in notional amount and fair value of the macro hedge program and the related decrease in notional and fair value of freestanding derivatives used to hedge US GMWB are primarily due to the rebalancing of the Company’s risk management program to place a greater relative emphasis on protection of statutory surplus.

(4)	The decrease in notional amount of the internal reinsurance associated with GMIB was primarily due to the strengthening of the U.S. dollar as compared to the yen. The decrease in fair value of the internal reinsurance associated with GMIB was primarily related to liability model assumption updates for credit standing.

(5)	The notional amount as of March 31, 2009, includes approximately $1.0 billion of short put option contracts, therefore resulting in a net notional amount of approximately $6.1 billion.
4. Investments and Derivative Instruments

	March 31, 2009				December 31, 2008
	Cost or	Gross	Gross		Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

Bonds and Notes
ABS	$6,853	$12	$(2,457)	$4,408	$7,095	$9	$(2,134)	$4,970
CMBS
Agency backed	171	11	—	182	243	8	—	251
Non-agency backed	9,337	21	(4,150)	5,208	9,566	15	(4,085)	5,496
CMOs
Agency backed	511	42	(2)	551	539	30	(3)	566
Non-agency backed	305	—	(111)	194	320	—	(102)	218
Corporate	21,805	352	(3,079)	19,078	21,252	441	(2,958)	18,735
Government/Government agencies
Foreign	407	17	(21)	403	2,094	86	(33)	2,147
United States	4,848	52	(116)	4,784	5,033	75	(39)	5,069
MBS	1,357	39	(2)	1,394	1,385	23	(5)	1,403
States, municipalities and political subdivisions	920	4	(215)	709	917	8	(220)	705

Fixed maturities	46,514	550	(10,153)	36,911	48,444	695	(9,579)	39,560
Equity securities, available-for-sale	533	3	(227)	309	614	4	(184)	434

Total securities, available-for-sale	$47,047	$553	$(10,380)	$37,220	$49,058	$699	$(9,763)	$39,994

Securities Lending
The Company participates in securities lending programs to generate additional income, whereby certain domestic fixed income securities are loaned from the Company’s portfolio to qualifying third party borrowers, in return for collateral in the form of cash or U.S. government securities. Borrowers of these securities provide collateral of 102% of the market value of the loaned securities at the time of the loan and can return the securities to the Company for cash at varying maturity dates. As of March 31, 2009 and December 31, 2008, under terms of securities lending programs, the fair value of loaned securities was approximately $1.0 billion and $1.8 billion, respectively, which was included in fixed maturities in the condensed consolidated balance sheets. As of March 31, 2009 and December 31, 2008, the Company held collateral associated with the loaned securities in the amount of $1.1 billion and $1.8 billion, respectively.
Security Unrealized Loss Aging
As part of the Company’s ongoing security monitoring process by a committee of investment and accounting professionals, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired. For further discussion regarding the Company’s other-than-temporary impairment policy, see the Investments section of Note 1 in the Company’s 2008 Form 10-K Annual Report. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, management’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value which includes the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that the prices of the securities in the sectors identified in the tables below were temporarily depressed as of March 31, 2009 and December 31, 2008.

The following tables present the Company’s unrealized loss aging for total fixed maturity and equity securities classified as available-for-sale, by investment type and length of time the security was in a continuous unrealized loss position.

	March 31, 2009
	Less Than 12 Months			12 Months or More			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses

ABS	$2,058	$1,566	$(492)	$4,616	$2,651	$(1,965)	$6,674	$4,217	$(2,457)
CMBS — Non-agency backed	3,672	2,540	(1,132)	5,325	2,307	(3,018)	8,997	4,847	(4,150)
CMOs
Agency backed	18	17	(1)	40	39	(1)	58	56	(2)
Non-agency backed	208	144	(64)	97	50	(47)	305	194	(111)
Corporate	9,710	8,360	(1,350)	5,715	3,986	(1,729)	15,425	12,346	(3,079)
Government/Government agencies
Foreign	105	92	(13)	54	46	(8)	159	138	(21)
United States	2,502	2,386	(116)	—	—	—	2,502	2,386	(116)
MBS	17	16	(1)	78	77	(1)	95	93	(2)
States, municipalities and political subdivisions	344	286	(58)	504	347	(157)	848	633	(215)

Total fixed maturities	18,634	15,407	(3,227)	16,429	9,503	(6,926)	35,063	24,910	(10,153)
Equity securities, available-for-sale	344	187	(157)	138	68	(70)	482	255	(227)

Total temporarily impaired securities	$18,978	$15,594	$(3,384)	$16,567	$9,571	$(6,996)	$35,545	$25,165	$(10,380)

	December 31, 2008
	Less Than 12 Months			12 Months or More			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses

ABS	$1,475	$1,169	$(306)	$5,463	$3,635	$(1,828)	$6,938	$4,804	$(2,134)
CMBS — Non-agency backed	4,108	2,992	(1,116)	5,300	2,331	(2,969)	9,408	5,323	(4,085)
CMOs
Agency backed	39	38	(1)	32	30	(2)	71	68	(3)
Non-agency backed	252	176	(76)	68	42	(26)	320	218	(102)
Corporate	11,101	9,500	(1,601)	4,757	3,400	(1,357)	15,858	12,900	(2,958)
Government/government agencies
Foreign	788	762	(26)	29	22	(7)	817	784	(33)
United States	3,952	3,913	(39)	38	38	—	3,990	3,951	(39)
MBS	46	46	—	183	178	(5)	229	224	(5)
States, municipalities and political subdivisions	524	381	(143)	297	220	(77)	821	601	(220)
Total fixed maturities	22,285	18,977	(3,308)	16,167	9,896	(6,271)	38,452	28,873	(9,579)
Equity securities, available-for-sale	433	296	(137)	136	89	(47)	569	385	(184)

Total temporarily impaired securities	$22,718	$19,273	$(3,445)	$16,303	$9,985	$(6,318)	$39,021	$29,258	$(9,763)

The majority of securities in an unrealized loss position are related to securitized assets, more specifically CMBS and sub-prime residential mortgage-backed securities (“RMBS”), and corporate securities, most significantly within the financial services sector, which have experienced significant price deterioration. Based upon the Company’s cash flow modeling and the expected continuation of contractually required principal and interest payments, and the Company’s assertion of its intent and ability to retain the securities until recovery, it has been determined that these securities are temporarily impaired as of March 31, 2009.
Mortgage Loans
The Company has whole loan commercial real estate investments with a carrying value of $4.8 billion and $4.9 billion as of March 31, 2009 and December 31, 2008, respectively. The Company’s mortgage loans are collateralized by a variety of commercial and agricultural properties and are diversified both geographically throughout the United States and by property type. As of March 31, 2009, the Company held three mortgage loans with a carrying value of $93 prior to valuation allowances of $60. As of December 31, 2008, the Company held two mortgage loans with a carrying value of $32 prior to valuation allowances of $13. The following table presents the activity in the Company’s valuation allowance for mortgage loans.

Valuation Allowance

Balance at December 31, 2008	$13
Additions	48
Deductions	(1)

Balance at March 31, 2009	$60

Variable Interest Entities (“VIEs”)
The Company is involved with VIEs primarily as a collateral manager and as an investor through normal investment activities. The Company’s involvement includes providing investment management and administrative services for a fee and holding ownership or other interests as an investor. The Company also has involvement with VIEs as a means of accessing capital.

The following table presents the carrying value of assets and liabilities and the maximum exposure to loss relating to VIEs for which the Company has concluded that it is the primary beneficiary and therefore are consolidated in the Company’s consolidated financial statements.

	March 31, 2009			December 31, 2008
			Maximum			Maximum
	Total	Total	Exposure	Total	Total	Exposure
	Assets	Liabilities [1]	to Loss [2]	Assets	Liabilities [1]	to Loss

CLOs	$312	$82	$230	$339	$89	$237
Limited partnerships	59	24	35	151	72	79
Other investments	152	74	92	249	103	166

Total	$523	$180	$357	$739	$264	$482

[1]	Creditors have no recourse against the Company in the event of default by the VIE. Includes noncontrolling interest in limited partnerships and other investments of $90 and $154 as of March 31, 2009 and December 31, 2008, respectively, that is reported as a separate component of equity in the Company’s Condensed Consolidated Balance Sheet pursuant to SFAS 160.

[2]	The Company’s maximum exposure to loss represents the maximum loss amount that the Company could recognize as a reduction in net investment income or as a realized capital loss and is the consolidated assets at cost net of liabilities. The Company has no implied or unfunded commitments to these VIEs.
During the three months ended March 31, 2009, the Company liquidated an investment trust and partially liquidated a hedge fund limited partnership; in each case, the Company was an investor. As a result, the Company is no longer the primary beneficiary and accordingly, it deconsolidated the VIEs.
The following table presents the carrying value of assets and liabilities and the maximum exposure to loss relating to VIEs for which the Company has concluded that it is not the primary beneficiary and therefore are not consolidated. Each of these investments have been held by the Company for approximately two years.

	March 31, 2009			December 31, 2008
			Maximum			Maximum
			Exposure			Exposure
	Assets	Liabilities	to Loss	Assets	Liabilities	to Loss

CLOs	$257	$—	$301	$280	$—	$316
CDOs	—	—	12	3	—	13

Total [1]	$257	$—	$313	$283	$—	$329

[1]	Maximum exposure to loss represents the Company’s investment in securities issued by CLOs/CDOs at cost. The Company has no implied or unfunded commitments to these VIEs.
Derivative instruments are recorded in the Condensed Consolidated Balance Sheets at fair value and are presented as assets or liabilities as determined by calculating the net position for each derivative counterparty by legal entity, taking into account income accruals and cash collateral held. The fair value of derivative instruments, excluding income accruals and cash collateral held, are presented as follows:

	Net Derivatives		Asset Derivatives		Liability Derivatives
	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,
	2009	2008	2009	2008	2009	2008

Fixed maturities, available-for-sale	$(11)	$(3)	$—	$—	$(11)	$(3)
Other investments	2,613	1,122	3,663	1,576	(1,050)	(454)
Reinsurance recoverables	1,058	1,302	1,058	1,302	—	—
Other policyholder funds and benefits payable	(7,214)	(9,214)	—	—	(7,214)	(9,214)
Consumer notes	(4)	(5)	—	—	(4)	(5)
Other liabilities [1]	(173)	2,206	558	3,370	(731)	(1,164)

Total	$(3,731)	$(4,592)	$5,279	$6,248	$(9,010)	$(10,840)

[1]	Included in Other liabilities in the Condensed Consolidated Balance Sheet is a liability value of $(81) and $(2,531) related to derivative collateral as of March 31, 2009 and December 31, 2008, respectively.

The following table summarizes the derivative instruments used by the Company and the primary hedging strategies to which they relate. Derivatives in the Company’s separate accounts are not included because the associated gains and losses accrue directly to policyholders. The Company’s derivative instruments are held for risk management purposes, unless otherwise noted in the tables below. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and are not necessarily reflective of credit risk.

					Asset		Liability
	Net Derivatives				Derivatives		Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,
Derivatives designated as hedging instruments under Statement 133	2009	2008	2009	2008	2009	2008	2009	2008

Cash Flow
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

Balance sheet location — Other investments	$5,162	$2,743	$253	$230	$260	$230	$(7)	$—
Balance sheet location — Other liabilities	2,951	4,055	106	192	106	195	—	(3)

Total interest rate swaps	8,113	6,798	359	422	366	425	(7)	(3)

					Asset		Liability
	Net Derivatives				Derivatives		Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,
Derivatives designated as hedging instruments under Statement 133	2009	2008	2009	2008	2009	2008	2009	2008

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

Balance sheet location — Other investments	$545	$496	$23	$29	$75	$75	$(52)	$(46)
Balance sheet location — Other liabilities	399	509	(8)	(50)	38	51	(46)	(101)

Total foreign currency swaps	944	1,005	15	(21)	113	126	(98)	(147)

Total cash flow	$9,057	$7,803	$374	$401	$479	$551	$(105)	$(150)

Fair Value
Interest rate swaps
Interest rate swaps are used to hedge the changes in fair value of certain fixed rate liabilities and fixed maturity securities due to changes in the benchmark interest rate, LIBOR.
Balance sheet location — Other investments	$1,051	$1,043	$(41)	$(45)	$11	$16	$(52)	$(61)
Balance sheet location — Other liabilities	990	1,095	(40)	(41)	14	25	(54)	(66)

Total interest rate swaps	2,041	2,138	(81)	(86)	25	41	(106)	(127)
Foreign currency swaps
Foreign currency swaps are used to hedge the changes in fair value of certain foreign denominated fixed rate liabilities due to changes in foreign currency rates.
Balance sheet location — Other investments	450	164	(18)	37	33	37	(51)	—
Balance sheet location — Other liabilities	246	532	(51)	(94)	—	11	(51)	(105)

Total foreign currency swaps	696	696	(69)	(57)	33	48	(102)	(105)

Total fair value	$2,737	$2,834	$(150)	$(143)	$58	$89	$(208)	$(232)

Total derivatives designated as hedging instruments under Statement 133	$11,794	$10,637	$224	$258	$537	$640	$(313)	$(382)

	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,
Derivatives not designated as hedging instruments under Statement 133	2009	2008	2009	2008	2009	2008	2009	2008

Interest rate swaps, caps, floors, and forwards
The Company uses interest rate swaps, caps and floors to manage duration risk between assets and liabilities in certain portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of March 31, 2009 and December 31, 2008, the notional amount of interest rate swaps in offsetting relationships was $3.9 billion

Balance sheet location — Other investments	$3,330	$1,285	$34	$(32)	$445	$101	$(411)	$(133)
Balance sheet location — Other liabilities	1,815	3,984	(107)	(58)	85	586	(192)	(644)

Total interest rate swaps, caps, floors, and forwards	5,145	5,269	(73)	(90)	530	687	(603)	(777)
Foreign currency swaps, forwards, and swaptions
The Company enters into foreign currency swaps and forwards to hedge the foreign currency exposures in certain of its foreign fixed maturity investments.
The Company also enters into foreign currency interest rate swaps and swaptions to hedge Yen interest rate exposures related to certain liability contracts assumed from HLIKK.
Balance sheet location — Fixed maturities, available-for-sale	98	98	—	—	—	—	—	—
Balance sheet location — Other investments	64	43	6	10	9	10	(3)	—
Balance sheet location — Other liabilities	84	248	6	—	6	6	—	(6)

Total foreign currency swaps, forwards, and swaptions	246	389	12	10	15	16	(3)	(6)

					Asset		Liability
	Net Derivatives				Derivatives		Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,
Derivatives not designated as hedging instruments under Statement 133	2009	2008	2009	2008	2009	2008	2009	2008

Credit derivatives that purchase credit protection
The Company enters into credit default swap agreements in which the Company reduces credit risk to an individual entity. These contracts require the Company to pay a derivative counterparty a periodic fee in exchange for compensation from the counterparty should a credit event occur on the part of the referenced security issuer. The Company enters into these agreements as an efficient means to reduce credit exposure to specified issuers or sectors.

Balance sheet location — Other investments	$1,706	$1,928	$132	$188	$142	$202	$(10)	$(14)
Balance sheet location — Other liabilities	1,420	705	39	58	67	60	(28)	(2)

Total credit derivatives that purchase credit protection	3,126	2,633	171	246	209	262	(38)	(16)
Credit derivatives that sell credit protection [1]
The Company enters into credit default swap agreements in which the Company assumes credit risk of an individual entity, referenced index or asset pool. These contracts entitle the Company to receive a periodic fee in exchange for an obligation to compensate the derivative counterparty should a credit event occur on the part of the referenced security issuers. Also included are embedded derivatives associated with credit linked notes. The maximum potential future exposure to the Company is the notional amount of the swap contracts.

Balance sheet location — Fixed maturities, available-for-sale	106	106	(11)	(3)	—	—	(11)	(3)
Balance sheet location — Other investments	268	504	(96)	(134)	—	—	(96)	(134)
Balance sheet location — Other liabilities	562	330	(273)	(172)	—	—	(273)	(172)

Total credit derivatives that sell credit protection	936	940	(380)	(309)	—	—	(380)	(309)
Credit derivatives in offsetting positions
The Company enters into credit default swap agreements to terminate existing credit default swaps, thereby offsetting the changes in value of the original swap going forward.
Balance sheet location — Other investments	1,036	576	(28)	37	35	75	(63)	(38)
Balance sheet location — Other liabilities	405	877	21	(45)	64	10	(43)	(55)

Total credit derivatives in offsetting positions	1,441	1,453	(7)	(8)	99	85	(106)	(93)
Japanese fixed annuity hedging instruments
The Company enters into currency rate swaps and forwards to mitigate the foreign currency exchange rate and Yen interest rate exposures associated with the Yen denominated individual fixed annuity product.

Balance sheet location — Other investments	2,031	922	176	165	191	165	(15)	—
Balance sheet location — Other liabilities	242	1,412	12	218	16	218	(4)	—

Total Japanese fixed annuity hedging instruments	2,273	2,334	188	383	207	383	(19)	—
Japan 3Win hedging derivatives
The Japan 3Win product offers both GMAB and GMIB riders attached to certain variable annuity contracts. If the policyholder account value drops below 80% of the initial deposit, either a GMIB must be exercised or the policyholder can elect a lump sum payment. During the fourth quarter of 2008, nearly all contract holder account values had dropped below 80% of the initial deposit, at which point the majority of policyholders had elected to exercise the GMIB. During the first quarter of 2009, the Company traded foreign currency swaps to hedge the foreign currency risk associated with the GMIB reinsurance fixed payments.

Balance sheet location — Other investments	2,214	—	(196)	—	—	—	(196)	—
Balance sheet location — Other liabilities	526	—	(35)	—	—	—	(35)	—

Total Japanese fixed annuity hedging instruments	2,740	—	(231)	—	—	—	(231)	—

					Asset		Liability
	Net Derivatives				Derivatives		Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,
Derivatives not designated as hedging instruments under Statement 133	2009	2008	2009	2008	2009	2008	2009	2008

GMWB product derivatives
The Company offers certain variable annuity products with a GMWB rider primarily in the U.S and to a lesser extent, the U.K. The GMWB is a bifurcated embedded derivative that provides the policyholder with a GRB if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. Certain contract provisions can increase the GRB at contractholder election or after the passage of time. The notional value of the embedded derivative is the GRB balance. For a further discussion, see the Derivative Instruments section of Note 2

Balance sheet location — Other policyholder funds and benefits payable	$48,041	$48,406	$(5,899)	$(6,590)	$—	$—	$(5,899)	$(6,590)

Total GMWB product derivatives	48,041	48,406	(5,899)	(6,590)	—	—	(5,899)	(6,590)
GMWB reinsurance contracts
The Company has entered into reinsurance arrangements to offset a portion of its risk exposure to the GMWB for the remaining lives of covered variable annuity contracts. Reinsurance contracts covering GMWB are accounted for as free-standing derivatives. The notional amount of the reinsurance contracts is the GRB amount.

Balance sheet location — Other policyholder funds and benefits payable	384	361	(13)	(34)	—	—	(13)	(34)
Balance sheet location — Reinsurance recoverables	11,115	11,437	1,058	1,302	1,058	1,302	—	—

Total GMWB reinsurance contracts	11,499	11,798	1,045	1,268	1,058	1,302	(13)	(34)
GMWB hedging instruments
The Company enters into derivative contracts to partially hedge exposure to the income volatility associated with the portion of the GMWB liabilities which are not reinsured. These derivative contracts include customized swaps, interest rate swaps and futures, and equity swaps, put and call options, and futures, on certain indices including the S&P 500 index, EAFE index, and NASDAQ index.

Balance sheet location — Other investments	13,589	2,265	2,186	599	2,252	627	(66)	(28)
Balance sheet location — Other liabilities	2,985	16,355	136	2,065	140	2,070	(4)	(5)

Total GMWB hedging instruments	16,574	18,620	2,322	2,664	2,392	2,697	(70)	(33)
Guaranteed minimum benefit product reinsurance contracts
The Company reinsured the GMIB and GMAB embedded derivatives for host VA contracts written by its affiliate, HLIKK, in Japan. The reinsurance contracts are accounted for as free-standing derivative contracts. The notional amount of the reinsurance contracts is the Yen denominated GRB balance value converted at the year-end Yen to U.S. dollar foreign spot exchange rate

Balance sheet location — Other policyholder funds and benefits payable	18,447	20,192	(1,297)	(2,582)	—	—	(1,297)	(2,582)

Total guaranteed minimum benefit product reinsurance contracts	18,447	20,192	(1,297)	(2,582)	—	—	(1,297)	(2,582)

					Asset		Liability
	Net Derivatives				Derivatives		Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,
Derivatives not designated as hedging instruments under Statement 133	2009	2008	2009	2008	2009	2008	2009	2008

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

The Company may also enter into equity indexed futures to hedge the equity volatility of certain liability contracts.
Balance sheet location — Other investments	$84	$21	$(5)	$2	$2	$2	$(7)	$—
Balance sheet location — Other liabilities	8	100	(1)	(3)	—	1	(1)	(4)
Balance sheet location — Consumer notes	64	70	(4)	(5)	—	—	(4)	(5)
Balance sheet location — Other policyholder funds and benefits payable	58	58	(5)	(8)	—	—	(5)	(8)

Total equity index swaps, options, and futures	214	249	(15)	(14)	2	3	(17)	(17)
Japanese variable annuity hedging instruments
The Company enters into foreign currency forward and option contracts that convert euros to Yen in order to economically hedge the foreign currency risk associated with certain assumed Japanese variable annuity products.

Balance sheet location — Other investments	239	207	12	36	20	36	(8)	—
Balance sheet location — Other liabilities	—	52	—	(1)	—	—	—	(1)

Total Japanese variable annuity hedging instruments	239	259	12	35	20	36	(8)	(1)
Macro hedge program
The Company utilizes option contracts as well as futures contracts to partially hedge the statutory reserve impact of equity risk and foreign currency risk arising primarily from GMDB and GMWB obligations against a decline in the equity markets or changes in foreign currency exchange rates. The notional amount as of March 31, 2009, includes approximately $1.0 billion of short put option contracts, therefore resulting in a net notional amount of approximately $6.1 billion.

Balance sheet location — Other investments	2,302	—	175	—	188	—	(13)	—
Balance sheet location — Other liabilities	4,800	2,188	22	137	22	137	—	—

Total macro hedge program	7,102	2,188	197	137	210	137	(13)	—
Coinsurance and modified coinsurance reinsurance contract During 2007, a subsidiary insurance company entered into a coinsurance with funds withheld and modified coinsurance reinsurance agreement (“Agreement”) with an affiliate reinsurance company to provide statutory surplus relief for certain life insurance policies. The Agreement is accounted for as a financing transaction for GAAP and includes a compound embedded derivative

Balance sheet location — Other policyholder funds and benefits payable	1,072	1,068	—	—	—	—	—	—
Total coinsurance and modified coinsurance reinsurance contract	1,072	1,068	—	—	—	—	—	—

Total derivatives not designated as hedging instruments under Statement 133	$119,095	$115,798	$(3,955)	$(4,850)	$4,742	$5,608	$(8,697)	$(10,458)

Total derivatives	$130,889	$126,435	$(3,731)	$(4,592)	$5,279	$6,248	$(9,010)	$(10,840)

[1]	The derivative instruments related to these hedging strategies are held for other investment purposes.
Change in Notional Amount
The notional amount of derivatives in cash-flow hedge relationships increased $1.3 billion during the first quarter of 2009 primarily due to an increase in interest rate swaps used to convert interest receipts from floating-rate securities to fixed rates.
The notional amount of derivatives not designated as hedging instruments under Statement 133 increased $3.3 billion during the first quarter of 2009 primarily due to the following:
•	The Company increased the notional amount of derivatives associated with the macro hedge program by approximately $4.9 billion as a result of the Company rebalancing its risk management strategy to place a greater relative emphasis on the protection of statutory surplus. Approximately $1.0 billion of the $4.9 billion increase in notional amount represents short put option contracts, therefore resulting in a net increase in notional of approximately $3.9 billion.
•	The Company added approximately $2.7 billion in notional related to foreign currency swaps used to hedge the GMIB fixed payments associated with the Japan 3Win product.
•	These amounts were offset by a decrease in notional amount of derivatives associated with GMWB riders and derivatives associated with the internal reinsurance of GMIB. Refer to Note 3 for further discussion.
Change in Fair Value
The increase of $861 in the total fair value of derivative instruments since December 31, 2008, was primarily related to an decrease in the fair value of the GMIB and GMAB reinsurance liabilities:
•	For a discussion on the increase in fair value of derivatives associated with the reinsurance of GMIB and GMWB reinsured from a related party refer to Note 3.
•	This gain was partially offset by a decrease in fair value of the Japanese fixed annuity hedging instruments primarily due to the Japanese Yen weakening against the U.S. dollar.
•	In addition, during the first quarter of 2009, the Company began hedging the foreign currency risk associated with the Japan 3Win product. The hedging derivatives declined in value due to the Japanese Yen weakening against the U.S. dollar since inception of the hedges.
Cash-Flow Hedges
For derivative instruments that are designated and qualify as a cash-flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
The following table presents the components of the gain or loss on derivatives that qualify as cash-flow hedges:

Derivatives in Cash-Flow Hedging Relationships For The Three Months Ended March 31,
	Gain or (Loss)
	Recognized in OCI on
	Derivative (Effective		Gain or (Loss) Recognized in Income on
	Portion)		Derivative (Ineffective Portion)
	2009	2008	Location	2009	2008

Interest rate swaps	$(57)	$87	Net realized capital gain/(loss)	$(1)	$2
Foreign currency swaps	(1)	(54)	Net realized capital gain/(loss)	15	(1)

Total	$(58)	$33		$14	$1

Derivatives in Cash-Flow Hedging Relationships For The Three Months Ended March 31,
	Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
	Location	2009	2008

Interest rate swaps	Net investment income	6	(8)
Foreign currency swaps	Net realized capital loss	(32)	(25)
Foreign currency swaps	Net investment income	1	—

Total		$(25)	$(33)

For the three months ended March 31, 2009 and 2008, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $26 and $(21), respectively. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on existing variable-rate financial instruments) is four years.
For the three months ended March 31, 2009 and 2008, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.

Fair-Value Hedges
For derivative instruments that are designated and qualify as a fair-value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. The Company includes the gain or loss on the derivative in the same line item as the offsetting loss or gain on the hedged item. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
The Company recognized in income gains (losses) representing the ineffective portion of all fair-value hedges as follows:

Derivatives in Fair-Value Hedging Relationships
		Gain or (Loss) Recognized in Income [1]
		Derivative		Hedge Item
		Three Months Ended		Three Months Ended
		March 31,		March 31,
	Location	2009	2008	2009	2008

Interest rate swaps	Net realized capital gain/(loss)	$17	$(52)	$(17)	$52
Interest rate swaps	Benefits, losses and loss adjustment expenses	(16)	28	17	(26)
Foreign currency swaps	Net realized capital gain/(loss)	(16)	31	16	(31)
Foreign currency swaps	Benefits, losses and loss adjustment expenses	5	1	(5)	(1)

Total		$(10)	$8	$11	$(6)

[1]	The amounts presented do not include the periodic net coupon settlements of the derivative or the coupon income (expense) related to the hedged item. The net of the amounts presented represent the ineffective portion of the hedge.
Derivatives Not Designated as Hedging Instruments
For derivative instruments that are not designated as hedges under SFAS 133, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized capital gains or losses. The following table presents the gain or loss recognized in income on derivatives not designated as hedging instruments for the three months ended March 31, 2009 and 2008:
Derivatives Not Designated as SFAS 133 Hedging Instruments
Gain or (Loss) Recognized within Net Realized Capital Gains and (Losses)

	Three Months Ended
	March 31,
	2009	2008

Interest rate swaps, caps, floors, and forwards	$15	$28
Foreign currency swaps, forwards, and swaptions	(3)	(4)
Credit derivatives that purchase credit protection	(81)	92
Credit derivatives that sell credit protection	(72)	(227)
Credit derivatives in offsetting positions	—	—
Japan fixed annuity hedging instruments [1]	(168)	182
Japan 3Win hedging derivatives [2]	(229)	—
GMWB product derivatives	724	(1,223)
GMWB reinsurance contracts	(231)	158
GMWB hedging instruments	118	329
Guaranteed minimum benefit product reinsurance contracts	1,075	(518)
Equity index swaps, options, and futures	(2)	2
Japanese variable annuity hedging instruments	(11)	3
Macro hedge program	204	9
Coinsurance and modified coinsurance reinsurance contract	—	—

Total	$1,339	$(1,169)

[1]	The associated liability is adjusted for changes in spot rates through realized capital gains and losses and was $205 and ($203) for the three months ended March 31, 2009 and 2008, respectively.

[2]	The associated liability is adjusted for changes in spot rates through realized capital gains and losses and was $184 from inception of the hedge through March 31, 2009.
For the three months ended March 31, 2009, the net realized capital gain of $1.3 billion related to derivatives not designated as hedging instruments under SFAS 133 was primarily due to GMWB embedded derivatives. For a discussion on the net gains associated with GMIB reinsured from a related party and GMWB related derivatives refer to Note 3. In addition the remaining net realized capital gain was primarily due to the following:
•	The net gain on the macro hedge program was primarily the result of a decline in the equity markets.
•	Also included were losses on the Japanese fixed annuity hedging instruments and the Japan 3Win hedging derivatives, which were primarily a result of the Japanese Yen weakening against the U.S. dollar.
•	Also included were losses on credit derivatives. The loss on credit derivatives that purchase credit protection was primarily due to corporate credit spreads tightening. The loss on credit derivatives that sell credit protection were primarily driven by credit spreads widening on certain credit default basket swaps.

For the three months ended March 31, 2008, the net realized capital loss of $1.2 billion related to derivatives not designated as hedging instruments under SFAS 133 was primarily due to the following:
•	For a discussion on the net loss associated with GMIB reinsured from a related party and GMWB related derivatives, refer to Note 3.
•	The loss on credit derivatives that sell credit protection and the gain on credit derivatives that purchase credit protection were primarily due to credit spreads widening.
•	These losses were partially offset by gains on the Japanese fixed annuity hedging instruments, primarily a result of the Japanese Yen strengthening against the U.S. dollar.
Refer to Note 9 for additional disclosures regarding contingent credit related features in derivative agreements.
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
The following tables present the notional amount, fair value, weighted average years to maturity, underlying referenced credit obligation type and average credit ratings, and offsetting notional amounts and fair value for credit derivatives in which the Company is assuming credit risk as of March 31, 2009 and December 31, 2008.

As of March 31, 2009
				Underlying Referenced
				Credit Obligation(s) [1]
			Weighted
			Average		Average	Offsetting
Credit Derivative type by derivative	Notional	Fair	Years to		Credit	Notional	Offsetting
risk exposure	Amount [2]	Value	Maturity	Type	Rating	Amount [3]	Fair Value [3]

Single name credit default swaps
Investment grade risk exposure	$47	$(1)	4 years	Corporate Credit	A	$35	$(7)
Below investment grade risk exposure	42	(11)	4 years	Corporate Credit	CCC+	—	—
Basket credit default swaps [4]
Investment grade risk exposure	1,133	(266)	5 years	Corporate Credit	BBB+	482	19
Investment grade risk exposure	203	(80)	8 years	CMBS Credit	AAA-	203	80
Below investment grade risk exposure	125	(111)	6 years	Corporate Credit	CCC	—	—
Credit linked notes
Investment grade risk exposure	106	96	2 years	Corporate Credit	BBB+	—	—

Total	$1,656	$(373)				$720	$92

As of December 31, 2008
				Underlying Referenced Credit
				Obligation(s) [1]
			Weighted
			Average		Average	Offsetting
Credit Derivative type by derivative	Notional	Fair	Years to		Credit	Notional	Offsetting
risk exposure	Amount [2]	Value	Maturity	Type	Rating	Amount [3]	Fair Value [3]

Single name credit default swaps
Investment grade risk exposure	$47	$—	4 years	Corporate Credit	A-	$35	$(9)
Below investment grade risk exposure	46	(12)	4 years	Corporate Credit	CCC+	—	—
Basket credit default swaps [4]
Investment grade risk exposure	1,139	(196)	5 years	Corporate Credit	A-	489	8
Investment grade risk exposure	203	(70)	8 years	CMBS Credit	AAA	203	70
Below investment grade risk exposure	125	(104)	6 years	Corporate Credit	BB+	—	—
Credit linked notes
Investment grade risk exposure	106	95	2 years	Corporate Credit	BBB+	—	—

Total	$1,666	$(287)				$727	$69

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
(4) Includes $1.3 billion of standard market indices of diversified portfolios of corporate issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index. Also includes $175 of customized diversified portfolios of corporate issuers referenced through credit default swaps.
5. Deferred Policy Acquisition Costs and Present Value of Future Profits
Life
Unlock Results
During the first quarter of 2009, as a result of significant market declines, the Company failed its quarterly tests resulting in an Unlock of future estimated gross profits (“EGPs”). The policy related in-force or account values at March 31, 2009 were used to project future gross profits. The after-tax impact on the Company’s assets and liabilities as a result of the Unlock during the first quarter was as follows:

			Death and
		Unearned	Income	Sales
Segment	DAC and	Revenue	Benefit	Inducement
After-tax (charge) benefit	PVFP	Reserves	Reserves [1]	Assets	Total

Retail	$(666)	$52	$(328)	$(43)	$(985)
Retirement Plans	(54)	—	(2)	(1)	(57)
Individual Life	(67)	41	—	—	(26)
Other			(37)		(37)

Total	$(787)	$93	$(367)	$(44)	$(1,105)

[1]	As a result of the Unlock, death benefit reserves, in Retail, increased $1,048, pre-tax, offset by an increase of $543, pre-tax, in reinsurance recoverables.
Changes in deferred policy acquisition costs and present value of future profits were as follows:

	2009	2008

Balance, January 1	9,944	8,603
Deferred costs	192	343
Amortization — Deferred policy acquisition costs and present value of future profits [1]	(322)	116
Amortization — Unlock, pre-tax	(1,210)	—
Adjustments to unrealized gains and losses on securities, available-for-sale and other	504	283
Effect of currency translation adjustment	(12)	7

Balance, March 31	9,096	9,352

[1]	The increase in amortization from the prior year period is due to lower actual gross profits in 2008 resulting from increased realized capital losses primarily from the adoption of SFAS 157 at the beginning of the first quarter of 2008.

6. Goodwill
The carrying amount of goodwill allocated to the Company’s reporting units as of March 31, 2009 and December 31, 2008 is shown below.

	March 31,	December 31,
Reporting Unit	2009	2008

Retail — Other	$159	$159
Retirement	87	79
Individual Life	224	224

Total	$470	$462

In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”, the Company performed a goodwill impairment test on the reporting units in the first quarter of 2009. No goodwill impairment charges were recorded as a result of that test.
7. Separate Accounts, Death Benefits and Other Insurance Benefit Features
The Company records the variable portion of individual variable annuities, 401(k), institutional, 403(b)/457, private placement life and variable life insurance products within separate account assets and liabilities. Separate account assets are reported at fair value. Separate account liabilities are set equal to separate account assets. Separate account assets are segregated from other investments. Investment income and gains and losses from those separate account assets, which accrue directly to, and whereby investment risk is borne by the policyholder, are offset by the related liability changes within the same line item in the condensed consolidated statements of operations. The fees earned for administrative and contract holder maintenance services performed for these separate accounts are included in fee income. For the three months ended March 31, 2009 and 2008, there were no gains or losses on transfers of assets from the general account to the separate account.
Many of the variable annuity and universal life (“UL”) contracts issued by the Company offer various guaranteed minimum death and withdrawal benefits and UL secondary guarantee benefits. UL secondary guarantee benefits ensure that the policy will not terminate, and will continue to provide a death benefit, even if there is insufficient policy value to cover the monthly deductions and charges. Guaranteed minimum death benefits are offered in various forms as described in further detail throughout this Note 7. The Company reinsures a portion of the death benefit guarantees associated with its in-force block of business. The Company also assumes, through reinsurance, minimum death, income, withdrawal and accumulation benefits offered by an affiliate. For additional information related to the risk associated with the affiliate reinsurance of the income, withdrawal and accumulation benefits, see Note 3.
Changes in the gross guaranteed minimum death benefit (“GMDB”) and UL secondary guarantee benefits sold with annuity and/or UL products accounted for and collectively known as “SOP 03-1 reserve liabilities” are as follows:

		UL Secondary
	GMDB [1]	Guarantees [1]

Liability balance as of January 1, 2009	$882	$40
Incurred	112	7
Unlock	1,105	—
Paid	(161)	—

Liability balance as of March 31, 2009	$1,938	$47

[1]	The reinsurance recoverable asset related to the GMDB was $1,116 as of March 31, 2009. The reinsurance recoverable asset related to the UL Secondary Guarantees was $17 as of March 31, 2009.

		UL Secondary
	GMDB [1]	Guarantees [1]

Liability balance as of January 1, 2008	$531	$19
Incurred	44	2
Paid	(37)	—

Liability balance as of March 31, 2008	$538	$21

[1]	The reinsurance recoverable asset related to the GMDB was $331 as of March 31, 2008. The reinsurance recoverable asset related to the UL Secondary Guarantees was $11 as of March 31, 2008.
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

The following table provides details concerning GMDB exposure directly written by the Company:

Breakdown of Variable Annuity Account Value by GMDB Type at March 31, 2009
			Retained Net	Weighted Average
	Account	Net Amount	Amount	Attained Age of
Maximum anniversary value (“MAV”) [1]	Value	at Risk [8]	at Risk [8]	Annuitant

MAV only	$23,212	$15,815	$5,452	66
With 5% rollup [2]	1,689	1,238	519	65
With Earnings Protection Benefit Rider (“EPB”) [3]	4,698	2,707	277	62
With 5% rollup & EPB	676	437	85	65

Total MAV	30,275	20,197	6,333
Asset Protection Benefit (“APB”) [4]	23,290	9,335	6,212	63
Lifetime Income Benefit (“LIB”)- Death Benefit [5]	1,038	550	550	61
Reset [6] (5-7 years)	3,093	1,313	1,312	67
Return of Premium [7] /Other	16,757	4,592	4,319	63

Total at March 31, 2009	$74,453	$35,987	$18,726	64

Note: This table does not include assumed GMDB reinsurance from HLIKK with net amount at risk of $4.3 billion as of March 31, 2009.

[1]	MAV: the death benefit is the greatest of current account value, net premiums paid and the highest account value on any anniversary before age 80 (adjusted for withdrawals).

[2]	Rollup: the death benefit is the greatest of the MAV, current account value, net premium paid and premiums (adjusted for withdrawals) accumulated at generally 5% simple interest up to the earlier of age 80 or 100% of adjusted premiums.

[3]	EPB: the death benefit is the greatest of the MAV, current account value, or contract value plus a percentage of the contract’s growth. The contract’s growth is account value less premiums net of withdrawals, subject to a cap of 200% of premiums net of withdrawals.

[4]	APB: the death benefit is the greater of current account value or MAV, not to exceed current account value plus 25% times the greater of net premiums and MAV (each adjusted for premiums in the past 12 months).

[5]	LIB: the death benefit is the greatest of current account value, net premiums paid, or for certain contracts a benefit amount that ratchets over time, generally based on market performance.

[6]	Reset: the death benefit is the greatest of current account value, net premiums paid and the most recent five to seven year anniversary account value before age 80 (adjusted for withdrawals).

[7]	Return of premium: the death benefit is the greater of current account value and net premiums paid.

[8]	Net amount at risk and retained net amount at risk are highly sensitive to equity market movements. For example, as equity market declines, net amount at risk and retained net amount at risk will generally increase.
See Note 3 for a description of the Company’s guaranteed living benefits that are accounted for at fair value.
8. Sales Inducements
The Company currently offers enhanced crediting rates or bonus payments to contract holders on certain of its individual and group annuity products. The expense associated with offering a bonus is deferred and amortized over the life of the related contract in a pattern consistent with the amortization of deferred policy acquisition costs. Amortization expense associated with expenses previously deferred is recorded over the remaining life of the contract. Consistent with the Company’s Unlock, the Company unlocked the amortization of the sales inducement asset. See Note 5, for more information concerning the Unlock.
Changes in deferred sales inducement activity were as follows for the three months ended March 31:

	2009	2008

Balance, January 1	533	459
Sales inducements deferred	13	36
Amortization — Unlock	(69)	—
Amortization charged to income	(40)	(3)

Balance, end of period	$437	$492

9. Commitments and Contingencies
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
Broker Compensation Litigation — Following the New York Attorney General’s filing of a civil complaint against Marsh & McLennan Companies, Inc., and Marsh, Inc. (collectively, “Marsh”) in October 2004 alleging that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them, private plaintiffs brought several lawsuits against The Hartford predicated on the allegations in the Marsh complaint, to which The Hartford was not party. Among these is a multidistrict litigation in the United States District Court for the District of New Jersey. There are two consolidated amended complaints filed in the multidistrict litigation, one related to conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. The Company is named in the group benefits products complaint. The complaints assert, on behalf of a putative class of persons who purchased insurance through broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group benefits products complaint, claims under the Employee Retirement Income Security Act of 1974 (“ERISA”). The claims are predicated upon allegedly undisclosed or otherwise improper payments of contingent commissions to the broker defendants to steer business to the insurance company defendants. The district court has dismissed the Sherman Act and RICO claims in both complaints for failure to state a claim and has granted the defendants’ motions for summary judgment on the ERISA claims in the group- benefits products complaint. The district court further has declined to exercise supplemental jurisdiction over the state law claims, has dismissed those state law claims without prejudice, and has closed both cases. The plaintiffs have appealed the dismissal of claims in both consolidated amended complaints, except the ERISA claims.
Structured Settlement Class Action Litigation — In October 2005, a putative nationwide class action was filed in the United States District Court for the District of Connecticut against the Company and several of its subsidiaries on behalf of persons who had asserted claims against an insured of a Hartford property & casualty insurance company that resulted in a settlement in which some or all of the settlement amount was structured to afford a schedule of future payments of specified amounts funded by an annuity from a Hartford life insurance company (“Structured Settlements”). The operative complaint alleges that since 1997 the Company has systematically deprived the settling claimants of the value of their damages recoveries by secretly deducting 15% of the annuity premium of every Structured Settlement to cover brokers’ commissions, other fees and costs, taxes, and a profit for the annuity provider, and asserts claims under the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and state law. The plaintiffs seek compensatory damages, punitive damages, pre-judgment interest, attorney’s fees and costs, and injunctive or other equitable relief. The Company vigorously denies that any claimant was misled or otherwise received less than the amount specified in the structured-settlement agreements. In March 2009, the district court certified a class for the RICO and fraud claims composed of all persons, other than those represented by a plaintiffs’ broker, who entered into a Structured Settlement since 1997 and received certain written representations about the cost or value of the settlement. The district court declined to certify a class for the breach-of-contract and unjust-enrichment claims. The Company has petitioned the United States Court of Appeals for the Second Circuit for permission to file an interlocutory appeal of the class-certification ruling. Proceedings in the district court are stayed until proceedings in the Second Circuit conclude.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the Company’s financial strength ratings as set by nationally recognized statistical rating agencies. If the Company’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the Company’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the Company. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of March 31, 2009, is $236. Of this $236, the Company has posted collateral of $226 in the normal course of business. Based on derivative market values as of March 31, 2009, a downgrade of one level below our current financial strength ratings by either Moody’s or S&P could require approximately an additional $14 to be posted as collateral. These collateral amounts could change as derivative market values change.
10. Stock Compensation Plans
Hartford Life’s employees are included in The Hartford 2005 Incentive Stock Plan and The Hartford Employee Stock Purchase Plan.
The Hartford has two primary stock-based compensation plans. Shares issued in satisfaction of stock-based compensation may be made available from authorized but unissued shares, shares held by The Hartford in treasury or from shares purchased in the open market. The Hartford issues shares from treasury in satisfaction of stock-based compensation. The Company was allocated compensation expense of $4 and $5 for the three months ended March 31, 2009 and 2008. The Company’s income tax benefit recognized for stock-based compensation plans was $1 and $1 for the three months ended March 31, 2009 and 2008 The Company did not capitalize any cost of stock-based compensation.

11. Consumer Notes
As of March 31, 2009 and December 31, 2008, $1.2 billion and $1.2 billion, respectively, of consumer notes were outstanding. As of March 31, 2009, these consumer notes have interest rates ranging from 4.0% to 6.3% for fixed notes and, for variable notes, based on March 31, 2009 rates, notes indexed to the consumer price index plus 80 to 267 basis points, or indexed to the S&P 500, Dow Jones Industrials, foreign currency, or the Nikkei 225. For the three months ended March 31, 2009 and 2008, interest credited to holders of consumer notes was $13 and $13, respectively.
For additional information regarding consumer notes, see Note 12 of Notes to Consolidated Financial Statements in The Company’s 2008 Form 10-K Annual Report.
12. Transactions with Affiliates
Transactions of the Company with Hartford Fire Insurance Company, Hartford Holdings and its affiliates relate principally to tax settlements, reinsurance, insurance coverage, rental and service fees, payment of dividends and capital contributions. In addition, an affiliated entity purchased group annuity contracts from the Company to fund structured settlement periodic payment obligations assumed by the affiliated entity as part of claims settlements with property casualty insurance companies and self-insured entities. As of March 31, 2009 and December 31, 2008 the Company had $49 and $49, respectively of claim annuities purchased from an affiliated entity. Substantially all general insurance expenses related to the Company, including rent and employee benefit plan expenses are initially paid by The Hartford. Direct expenses are allocated to the Company using specific identification, and indirect expenses are allocated using other applicable methods. Indirect expenses include those for corporate areas which, depending on type, are allocated based on either a percentage of direct expenses or on utilization.
Hartford Life sells fixed market value adjusted (“MVA”) annuity products to customers in Japan. The yen based MVA product is written by the Hartford Life Insurance KK (“HLIKK”), a wholly owned Japanese subsidiary of Hartford Life and subsequently reinsured to the Company. As of March 31, 2009 and December 31, 2008, $2.5 billion and $2.8 billion, respectively, of the account value had been assumed by the Company.
Effective August 31, 2005, a subsidiary of the Company, Hartford Life and Annuity Insurance Company (“HLAI”), entered into a reinsurance agreement with HLIKK. Through this agreement, HLIKK agreed to cede and HLAI agreed to reinsure 100% of the risks associated with the in-force and prospective GMIB riders issued by HLIKK on its variable annuity business. Effective July 31, 2006, the agreement was modified to include the GMDB on covered contracts that have an associated GMIB rider. The modified reinsurance agreement applies to all contracts, GMIB riders and GMDB riders in-force and issued as of July 31, 2006 and prospectively, except for policies and GMIB riders issued prior to April 1, 2005, which were recaptured. Additionally, a tiered reinsurance premium structure was implemented. On the date of recapture, HLAI forgave the reinsurance derivative asset of $110 and paid HLIKK $38. The net result of the recapture was recorded as a dividend of $93, after-tax. GMIB riders issued by HLIKK subsequent to April 1, 2005 continue to be reinsured by HLAI. While the form of the agreement between HLAI and HLIKK for GMIB business is reinsurance, in substance and for accounting purposes the agreement is a free standing derivative. As such, the reinsurance agreement for GMIB business is recorded at fair value on the Company’s balance sheet, with prospective changes in fair value recorded in net realized capital gains (losses) in net income. The fair value of GMIB liability at March 31, 2009 and December 31, 2008 is $1.3 and $2.6 billion (of which $148 relates to the adoption of SFAS 157), respectively. For additional information regarding GMIB liability, see Note 3 of Notes to Consolidated Financial Statements.
Effective September 30, 2007, HLAI entered into another reinsurance agreement where HLIKK agreed to cede and HLAI agreed to reinsure 100% of the risks associated with the in-force and prospective GMAB, GMIB and GMDB riders issued by HLIKK on certain of its variable annuity business. The reinsurance of the GMAB riders is accounted for as a free-standing derivative in accordance with SFAS 133. Accordingly, the reinsurance of the GMAB is recorded at fair value on the Company’s balance sheet, with prospective changes in fair value recorded in net realized capital gains (losses) in net income. The fair value of the GMAB is liability of $1 and $1 at March 31, 2009 and December 31, 2008, respectively. This treaty covered HLIKK’s “3 Win” annuity. This product contains a GMIB feature that triggers at a float value of 80% of original premium and gives the policyholder an option to receive either an immediate withdrawal of account value without surrender charges or a payout annuity of the original premium over time. As a result of capital markets underperformance, 97% of contracts, a total of $3.1 billion triggered during the fourth quarter of 2008, and of this amount $2.2 billion have elected the payout annuity. The Company received the proceeds of this triggering impact, net of the first annuity payout, through a structured financing transaction with HLIKK and will pay the associated benefits to HLIKK over a 12-year payout.
Effective February 29, 2008, HLAI entered into another reinsurance agreement where HLIKK agreed to cede and HLAI agreed to reinsure 100% of the risks associated with the in-force and prospective GMWB riders issued by HLIKK on certain variable annuity business. The reinsurance of the GMWB riders is accounted for as a free-standing derivative in accordance with SFAS 133. Accordingly, the reinsurance of the GMWB is recorded at fair value on the Company’s balance sheet, with prospective changes in fair value recorded in net realized capital gains (losses) in net income. The fair value of the GMWB was a liability of $13 and $34 at March 31, 2009 and December 31, 2008, respectively.
The Reinsurance Agreement for GMDB business is accounted for under SOP 03-1 “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”). As of March 31, 2009 the liability for the assumed reinsurance of the GMDB and the net amount at risk was $70 and $4.3 billion, respectively. As of December 31, 2008 the liability for the assumed reinsurance of the GMDB and the net amount at risk was $14 and $4.3 billion, respectively.

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
Effective November 1, 2007, a subsidiary of the Company (“Ceding Company”) entered into a coinsurance with funds withheld and modified coinsurance reinsurance agreement (“Agreement”) with an affiliate reinsurance company (“Reinsurer”) to provide statutory surplus relief for certain life insurance policies. The Agreement is accounted for as a financing transaction for GAAP. A standby unaffiliated third party Letter of Credit (“LOC”) supports a portion of the statutory reserves that have been ceded to the Reinsurer.
13. Equity
Noncontrolling Interests
The Company adopted SFAS 160 on January 1, 2009. The scope of this Statement applies to all entities that prepare consolidated financial statements and as such, includes variable interest entities in which the Company has concluded that it is the primary beneficiary. See Note 4 for further discussion of the Company’s involvement in VIEs. The Company also holds the majority interest in certain general account mutual funds, in which it has provided seed money. The scope of FAS 160 also applies to these mutual fund investments. Upon adoption of SFAS 160, the Company reclassified $255 as of January 1, 2008 from liabilities to equity, representing the noncontrolling interest of other investors in these VIEs and mutual fund investments. The noncontrolling interest within these entities is likely to change, as these entities represent investment vehicles whereby investors may frequently redeem or contribute to these investments. As such, the change in noncontrolling ownership interest represented in the Company’s Condensed Consolidated Statement of Changes in Stockholder’s Equity will primarily represent redemptions and additional subscriptions within these investment vehicles.
The following table represents the change in noncontrolling ownership interest recorded in the Company’s Condensed Consolidated Statement of Changes in Stockholder’s Equity for the VIEs and Mutual Fund Seed Investments as of March 31, 2009 and 2008:

	March 31,
	2009	2008

Redemptions of The Hartford’s interest in VIEs and Mutual Fund Investments resulting in deconsolidation (1)	$(45)	$(5)
Net (Redemptions) and Subscriptions from noncontrolling interests	$(28)	$20

Total change in noncontrolling interest ownership	$(73)	$15

(1)	The redemptions of The Hartford’s interest in VIEs and Mutual Fund Investments in the first quarter of 2009 and 2008 resulted in a realized capital loss of $2 and a realized capital gain of $1, respectively, which were recognized in realized capital gains (losses).

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in millions, unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Hartford Life Insurance Company and its subsidiaries (“Hartford Life Insurance Company”, “Life” or the “Company”) as of March 31, 2009, compared with December 31, 2008, and its results of operations for the three months ended March 31, 2009 compared to the comparable period in 2008. This discussion should be read in conjunction with the MD&A in Hartford Life Insurance Company’s 2008 Form 10-K Annual Report.
Certain of the statements contained herein are forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainties that which are, in many instances, beyond the Company’s control and have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in Part II, Item 1A, Risk Factors as well as Part I, Item 1A, Risk Factors in the Company Form 10-K Annual Report. These important risks and uncertainties include, without limitation, uncertainties related to the depth and duration of the current recession and financial market conditions which continued to adversely affect the Company’s business and results in the first quarter of 2009, the extent of the impact on the Company’s results and prospects of recent downgrades in the Company’s financial strength ratings and the impact of further downgrades on the Company’s business and results; the success of management initiatives to stabilize the Company’s ratings and mitigate and reduce risks associated with various business lines’ whether, if and to what extent the federal government will approve The Hartford’s application to participate in the Capital Purchase Program under the Emergency Economic Stabilization Act of 2008; changes in financial and capital markets, including changes in interest rates, credit spreads, equity prices and foreign exchange rates; the inability to effectively mitigate the impact of equity market volatility on the Company’s financial position and results of operations arising from obligations under annuity product guarantees; the amount of statutory capital that the Company has, changes to the statutory reserves and/or risk based capital requirements, and the Company’s ability to hold sufficient statutory capital to maintain financial strength and credit ratings;; the incidence and severity of catastrophes, both natural and man-made; losses due to nonperformance or defaults by others; the potential for differing interpretations of the methodologies, estimations and assumptions that underlie the valuation of the Company’s financial instruments that could result in changes to investment valuations; the subjective determinations that underlie the Company’s evaluation of other-than-temporary impairments on available-for-sale securities; the potential for further acceleration of DAC amortization; the potential for further impairment of our goodwill; the possible occurrence of terrorist attacks; the response of reinsurance companies under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect the Company against losses; stronger than anticipated competitive activity; unfavorable judicial or legislative developments; the potential effect of domestic and foreign regulatory developments, including those which could increase the Company’s business costs and required capital levels; the Company’s ability to distribute its products through distribution channels, both current and future; the ability to recover the Company’s systems and information in the event of a disaster or other unanticipated event; potential for difficulties arising from outsourcing relationships; potential changes in federal or state tax laws, including changes impacting the availability of the separate account dividend received deduction; the Company’s ability to protect its intellectual property and defend against claims of infringement; and other factors described in such forward-looking statements.
INDEX

Overview		Investments	54
Critical Accounting Estimates	37	Investment Credit Risk	59
Consolidated Results of Operations	46	Capital Resources and Liquidity	72
Retail	48	Accounting Standards	74
Individual Life	50
Retirement Plans	51
Institutional	52
Other	53

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
The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: estimated gross profits used in the valuation and amortization of assets and liabilities associated with variable annuity and other universal life-type contracts; living benefits required to be fair valued; valuation of investments and derivative instruments; evaluation of other-than-temporary impairments on available-for-sale securities and contingencies relating to corporate litigation, goodwill and regulatory matters certain of these estimates are particularly sensitive to market conditions, and deterioration and/or volatility in the worldwide debt or equity markets could have material impact on the condensed consolidated financial statements. In developing these estimates management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements. For discussion of the critical accounting estimates not discussed below, see MD&A in the Company’s 2008 Form 10-K Annual Report.
Life Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts
Accounting Policy and Assumptions
The deferred policy acquisition costs asset and present value of future profits (“PVFP”) intangible asset (hereafter, referred to collectively as “DAC”) related to investment contracts and universal life-type contracts (including variable annuities) are amortized in the same way, over the estimated life of the contracts acquired using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of estimated gross profits (“EGPs”). EGPs are also used to amortize other assets and liabilities on the Company’s balance sheet, such as sales inducement assets and unearned revenue reserves (“URR”). Components of EGPs are used to determine reserves for guaranteed minimum death, income and universal life secondary guarantee benefits accounted for and collectively referred to as “SOP 03-1 reserves”. At March 31, 2009 and December 31, 2008, the carrying value of the Company’s Life DAC asset was $9.1 billion and $9.9 billion, respectively. At March 31, 2009, the sales inducement asset, unearned revenue reserves, and SOP 03-1 balances were $437, $1.3 billion and $2.0 billion, respectively. At December 31, 2008, the sales inducement asset, unearned revenue reserves and SOP 03-1 were $533, $1.5 billion and $925, respectively.
For most contracts, the Company estimates gross profits over a 20 year horizon as estimated profits emerging subsequent to that timeframe are immaterial. The Company uses other amortization bases for amortizing DAC, such as gross costs (net of reinsurance), as a replacement for EGPs when EGPs are expected to be negative for multiple years of the contract’s life. Actual gross profits, in a given reporting period, that vary from management’s initial estimates result in increases or decreases in the rate of amortization, commonly referred to as a “true-up”, which are recorded in the current period. The true-up recorded for the three months ended March 31, 2009 and 2008 was an increase to amortization of $167 and $ 30, respectively.
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
The Company’s current 20 year separate account return assumption is approximately 7.2% (after fund fees, but before mortality and expense charges). Through March 31, 2009, the Company estimated gross profits using the mean of EGPs derived from a set of stochastic scenarios that had been calibrated to our estimated separate account return. Beginning in the second quarter of 2009, the Company will derive EGPs from a deterministic reversion to mean separate account return projection. Reversion to mean is a method commonly used by insurance entities to project future separate account returns. Through this method, the Company will “true-up” the DAC model account values to their actual amounts at the end of each quarter and through a consideration of recent returns, we will initially adjust future projected returns over a five year period so that the account value grows at the long-term expected rate of return for the entire period, providing that those projected returns for the next five years do not exceed certain caps or floors. This will result in a DAC unlock each quarter. However, benefits and assessments used in the determination of SOP 03-1 reserves will be derived from a set of stochastic scenarios that have been calibrated to our reversion to mean separate account returns.
The following table summarizes the general impacts to individual variable annuity EGPs and earnings for DAC amortization caused by changes in separate account returns, mortality and future lapse rate assumptions:

Impact on Earnings
for DAC
Assumption	Impact to EGPs	Amortization

Future separate account return increases	Increase: As expected fee income would increase and expected claims would decrease.	Benefit
Future separate account return decreases	Decrease: As expected fee income would decrease and expected claims would increase.	Charge
Future mortality increases	Decrease: As expected fee income would decrease because the time period in which fees would be collected would be reduced and claims would increase.	Charge
Future mortality decreases	Increase: As expected fee income would increase because the time period in which fees would be collected would increase and claims would decrease.	Benefit
Future lapse rate increases	Decrease: As expected fee income would decrease because the time period in which fees would be collected would be reduced at a greater rate than claims would decrease. (1)	Charge (1)
Future lapse rate decreases	Increase: As expected fee income would increase because the time period in which fees would be collected would increase at a greater rate than claims would increase. (1)	Benefit (1)

(1)	If a contract is significantly in-the-money such that expected lifetime claims exceed lifetime fee income, this relationship would reverse.
In addition to changes to the assumptions described above, changes to other policyholder behaviors such as resets, partial surrenders, reaction to price increases, and asset allocations could cause EGPs to fluctuate.
Estimating future gross profits is a complex process requiring considerable judgment and the forecasting of events well into the future. Even though the Company will be moving to a reversion to mean process for determining future separate account returns, the Company will continue to complete a comprehensive assumption study and refine its estimate of future gross profits, as a result of that study, during the third quarter of each year. Upon completion of an assumption study, the Company revises its assumptions to reflect its current best estimate, thereby changing its estimate of projected account values and the related EGPs in the DAC, sales inducement and unearned revenue reserve amortization models as well as SOP 03-1 reserving models. The DAC asset, as well as the sales inducement asset, unearned revenue reserves and SOP 03-1 reserves are adjusted with an offsetting benefit or charge to income to reflect such changes in the period of the revision, a process known as “Unlocking”. An Unlock that results in an after-tax benefit generally occurs as a result of actual experience or future expectations of product profitability being favorable compared to previous estimates. An Unlock that results in an after-tax charge generally occurs as a result of actual experience or future expectations of product profitability being unfavorable compared to previous estimates.
Prior to adopting the reversion to mean process for determining future separate account returns, in addition to the comprehensive assumption study performed in the third quarter of each year, revisions to best estimate assumptions used to estimate future gross profits were also necessary when the EGPs in the Company’s models fell outside of an independently determined reasonable range of EGPs. The Company performed a quantitative process each quarter to determine the reasonable range of EGPs. This process involved the use of internally developed models, which ran a large number of stochastically determined scenarios of separate account fund performance. Incorporated in each scenario are assumptions with respect to lapse rates, mortality and expenses, based on the Company’s most recent assumption study. These scenarios were run for the Company’s individual variable annuity businesses, the Company’s Retirement Plans businesses, and for the Company’s individual variable universal life business and were used to calculate statistically significant ranges of reasonable EGPs. The statistical ranges produced from the stochastic scenarios are compared to the present value of EGPs used in the Company’s models. If EGPs used in the Company’s models fell outside of the statistical ranges of reasonable EGPs, an “Unlock” would be necessary. If EGPs used in the Company’s models fell inside of the statistical ranges of reasonable EGPs, the Company would not solely rely on the results of the quantitative analysis to determine the necessity of an Unlock. In addition, the Company considered, on a quarterly basis, other qualitative factors such as product, regulatory and policyholder behavior trends and would also revise EGPs if those trends were expected to be significant and were not or could not be included in the statistically significant ranges of reasonable EGPs. After reviewing both the quantitative test results and certain qualitative factors as of March 31, 2009, the Company determined an interim “Unlock” was necessary.
Unlock
The after-tax impact on the Company’s assets and liabilities as a result of the Unlock during the first quarter of 2009 was as follows:

			Death and
		Unearned	Income	Sales
Segment	DAC and	Revenue	Benefit	Inducement
After-tax (charge) benefit	PVFP	Reserves	Reserves [1]	Assets	Total [2]

Retail	$(666)	$52	$(328)	$(43)	$(985)
Retirement Plans	(54)	—	(2)	(1)	(57)
Individual Life	(67)	41	—	—	(26)
Other			(37)		(37)

Total	$(787)	$93	$(367)	$(44)	$(1,105)

[1]	As a result of the Unlock, death benefit reserves, in Retail, increased $1,048, pre-tax, offset by an increase of $543, pre-tax, in reinsurance recoverables.

[2]	The most significant contributor to the Unlock amounts recorded during the first quarter of 2009 were as a result of actual separate account returns from the period ending October 1, 2008 to March 31, 2009 being significantly below our aggregated estimated return.
An “Unlock” only revises EGPs to reflect current best estimate assumptions. With or without an Unlock, and even after an Unlock occurs, the Company must also test the aggregate recoverability of the DAC and sales inducement assets by comparing the existing DAC balance to the present value of future EGPs. In addition, the Company routinely stress tests its DAC and sales inducement assets for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced a significant sell-off, as the majority of policyholders’ funds in the separate accounts is invested in the equity market. As of March 31, 2009, the Company believed individual variable annuity EGPs could fall, through a combination of negative market returns, lapses and mortality, by at least 24% before portions of its DAC and sales inducement assets would be unrecoverable.
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
Near-term, the industry and the Company are experiencing lower variable annuity sales as a result of recent market turbulence and concerns over the U.S. financial system and specifically in the U.S. Life Insurance Insurance industry. Current market pressures are also increasing the expected claim costs, the cost and volatility of hedging programs, and the level of capital needed to support living benefit guarantees. Some companies have already begun to increase the price of their guaranteed living benefits and change the level of guarantees offered. Management expects these de-risking trends to continue for the foreseeable future. In 2009, the Company has announced its intention to adjust pricing levels and take certain actions to de-risk its variable annuity product features in order to address the risks and costs associated with variable annuity benefit features in the current economic environment and continues to explore other risk limiting techniques such as changes to hedging or other reinsurance structures. Significant declines in equity markets and increased equity market volatility are also likely to continue to impact the cost and effectiveness of our GMWB hedging program. Continued equity market volatility could result in material losses in our hedging program. For more information on the GMWB hedging program, see the Equity Risk Management section within Capital Markets Risk Management.
During periods of volatile equity markets, policyholders may allocate more of their variable account assets to the fixed account options and fixed annuities may see increased sales. Management expects this trend to continue throughout 2009 until the equity markets begin to stabilize and improve. In the first quarter of 2009, the Company has also increased its crediting rates available to renewals of its market-value adjusted fixed annuity business.
For the retail mutual fund business net sales can vary significantly depending on market conditions. The Company has seen a decline in mutual fund deposits and net flows during the first quarter as a result of continued equity market volatility, which is consistent with declines in mutual fund industry deposits. As this business continues to evolve, success will be driven by diversifying net sales across the mutual fund platform, delivering superior investment performance and creating new investment solutions for current and future mutual fund shareholders.
The decline in assets under management as a result of continued declines in the equity markets throughout the first quarter of 2009 have decreased the extent of the scale efficiencies that Retail has benefited from in recent years. The significant reduction in assets under management has resulted in revenues declining faster than expenses causing lower earnings during the first quarter of 2009 and management expects this strain to continue throughout the year. Management will continue to actively evaluate its expense structure to ensure the business is controlling costs while maintaining an appropriate level of service to customers.
Individual Life
Future sales for all products will be influenced by the Company’s ratings, as published by the various ratings agencies, and active management of current distribution relationships, including recent merger and consolidation activity, and the development of new sources of distribution, while offering competitive and innovative new products and product features. The current economic environment poses challenges for future sales; while life insurance products respond well to consumer demand for financial security and wealth accumulation solutions, individuals may be reluctant to transfer funds when market volatility has recently resulted in significant declines in investment values. In addition, the availability and terms of capital solutions in the marketplace, as discussed below, to support universal life products with secondary guarantees, may influence future growth.
Sales and account values for variable universal life products have been under pressure due to continued equity market volatility and declines. For the three months ended March 31, 2009, variable universal life sales and account values decreased 71% and 31%, respectively, compared to prior year. Continued volatility and declines in the equity markets may reduce the attractiveness of variable universal life products and put additional strain on future earnings as variable life fees earned by the Company are driven by the level of assets under management. The variable universal life mix was 40% of total life insurance in-force as of March 31, 2009.
Individual Life reinsured the policy liability related to statutory reserves in universal life with secondary guarantees to a captive reinsurance subsidiary. These reserves are calculated under prevailing statutory reserving requirements as promulgated under Actuarial Guideline 38, “The Application of the Valuation of Life Insurance Policies Model Regulation”. An unaffiliated standby third party letter of credit supports a portion of the statutory reserves that have been ceded to this subsidiary. As of March 31, 2009, the transaction provided approximately $468 of statutory capital relief associated with the Company’s universal life products with secondary guarantees. At the current level of sales, the Company expects this transaction to accommodate future statutory capital needs for in-force business and new business written through 2009 and into 2010. Beginning in 2007, the use of the letter of credit resulted in a decline in net investment income and increased expenses in future periods for Individual Life. As its business evolves in this product line, Individual Life will evaluate the need for, and availability of, an additional capital transaction.
For risk management purposes, Individual Life accepts and retains up to $10 in risk on any one life. Individual Life uses reinsurance where appropriate to protect against the severity of losses on individual claims; however, death claim experience may continue to lead to periodic short-term earnings volatility. In the first quarter of 2009, Individual Life began ceding insurance under a new reinsurance structure for all new business excluding term life insurance. The new reinsurance structure allows Individual Life greater flexibility in writing larger policies, while retaining less of the overall risk associated with individual insured lives. This change helps balance the overall profitability of Individual Life’s business while minimizing earnings volatility associated with mortality experience.
Individual Life continues to face uncertainty surrounding estate tax legislation, aggressive competition from other life insurance providers, reduced availability and higher price of reinsurance, and the current regulatory environment related to reserving for term life insurance and universal life products with no-lapse guarantees. These risks may have a negative impact on Individual Life’s future earnings.
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
During 2008, the Company completed three Retirement Plans acquisitions. The acquisition of part of the defined contribution record keeping business of Princeton Retirement Group gives Life a foothold in the business of providing recordkeeping services to large financial firms which offer defined contribution plans to their clients and at acquisition added $2.9 billion in mutual funds to Retirement Plans assets under management and $5.7 billion of assets under administration. The acquisition of Sun Life Retirement Services, Inc., at acquisition added $15.8 billion in Retirement Plans assets under management across 6,000 plans and provides new service locations in Boston, Massachusetts and Phoenix, Arizona. The acquisition of TopNoggin LLC., provides web-based technology to address data management, administration and benefit calculations. These three acquisitions were not accretive to 2008 net income. Furthermore, net income as a percentage of assets is expected to be lower in 2009 reflecting a full year of the new business mix represented by the acquisitions, which includes larger, more institutionally priced plans, predominantly executed on a mutual fund platform, and the cost of maintaining multiple technology platforms during the integration period.
Given the recent market declines and increased volatility during the fourth quarter of 2008 and the first quarter of 2009, the Company has seen and expects that growth in Retirement deposits will be negatively affected if businesses reduce their workforces and offer more modest salary increases and as workers potentially allocate less to retirement accounts in the near term. The severe decline in equity markets in the second half of 2008 has significantly reduced Retirement Plans assets under management, which has strained its net income. This earnings strain is expected to continue throughout 2009 or until the equity markets improve.

Institutional
The Company is evaluating strategic options with respect to our Institutional market business. The Company expects stable value products will experience negative net flows in 2009 as a result of contractual maturities and the payments associated with certain contracts which allow an investor to accelerate principal repayments (after a defined notice period of typically thirteen months). Approximately $3.3 billion of account value will be paid out on stable value contracts during the remainder of 2009. Institutional will fund these obligations from cash and short-term investments presently held in its investment portfolios along with projected receipts of earned interest and principal maturities from long-term invested assets. As of March 31, 2009, Institutional has no remaining contracts that contain an unexercised investor option feature that allows for contract surrender at book value. The Company has the option to accelerate the repayment of principal for certain other stable value products and will evaluate calling these contracts on a contract by contract basis based upon the financial benefits to the Company.
During 2008, the Company ceased issuance of retail and institutional funding agreement backed notes, largely due to the change in customer preference to FDIC-insured products. The net income of this segment will depend on Institutional’s ability to retain and increase assets under management, mix of business, net investment spread and investment performance. The net investment spread, as discussed in the Performance Measures section of this MD&A, has declined in the first quarter of 2009 versus prior year amounts and management expects investment spread will remain pressured throughout the remainder of 2009 due to the anticipated performance of limited partnerships and other alternative investments as well as the decline in short-term interest rates.
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

			As of and For the
			Three Months Ended
			March 31,
Product/Key Indicator Information			2009	2008

Individual Variable Annuities
Account value, beginning of period			$74,578	$119,071
Net flows			(1,964)	(1,239)
Change in market value and other			(4,448)	(9,912)

Account value, end of period			$68,166	$107,920

Retail Mutual Funds
Assets under management, beginning of period			31,032	48,383
Net sales			(500)	1,121
Change in market value and other			(1,826)	(4,887)

Assets under management, end of period			28,706	44,617

Retirement Plans Group Annuities
Account value, beginning of period			$22,198	$27,094
Net flows			631	900
Change in market value and other			(977)	(1,655)

Account value, end of period			$21,852	$26,339

Retirement Plans Mutual Funds
Assets under management, beginning of period			14,838	1,454
Net sales			57	122
Acquisitions			—	18,725
Change in market value and other			(751)	(230)

Assets under management, end of period			14,144	20,071

Individual Life
Variable universal life account value, end of period			$4,550	$6,620
Variable universal life insurance in-force			77,913	78,145

S&P 500 Index

	12/31/2007	12/31/2008	3/31/2009	3/31/2008

Period end closing value	1,468	903	798	1,323
Daily average value	1,477	1,220	808	1,351

Assets under management, across all businesses, shown above, have had substantial reductions in values from prior year primarily due to declines in equity markets during 2008 and 2009. The changes in line of business assets under management have also been affected by:

•	Retail U.S. individual variable annuity recorded lower net flows as a result of increased competition and sharp equity market declines.

•	Retail Mutual funds have has seen a decline in net sales as a result of increasing surrenders driven by equity market declines and volatility.

•	Retirement Plans has seen positive net flows and net sales in group annuities and mutual funds, although less than the prior years as a result of the challenging economic environment.

•	Individual Life’s variable universal life account value decreased primarily due to equity market declines.
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
Net investment spread is calculated as a percentage of general account assets and expressed in basis points (“bps”):

Three Months Ended March 31,
	2009	2008

Retail- Individual Annuity	(20.4)bps	128.2bps
Retirement Plans	43.9bps	134.6bps
Institutional (GIC’s, Funding Agreements, Funding Agreement Backed Notes and Consumer Notes)	(77.8)bps	85.7bps
Individual Life	66.4bps	125.8bps

•	Individual Annuity, Individual Life, Retirement Plans and Institutional net investment spread decreased primarily due to significant losses on limited partnership and other alternative investments in the first quarter of 2009 compared to earnings in these classes in the first quarter of 2008 and lower yields on fixed maturities, partially offset by reduced credited rates. In addition, lower market interest rates and higher balances in cash and short-term investments have pressured spread levels. The Company expects these conditions to persist throughout 2009.
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

	Three Months ended March 31,
	2009	2008

Retail

General insurance expense ratio (individual annuity)	23.6 bps	16.8 bps
DAC amortization ratio (individual annuity)[1]	(315.9%)	47.5%
DAC amortization ratio (individual annuity) excluding DAC Unlock [1], [2]	65.0%	47.5%

Individual Life

Death benefits	$86	$84
Institutional
General insurance expense ratio	12.9 bps	13.1 bps

[1]	Excludes the effects of realized gains and losses.

[2]	See Unlock and Sensitivity Analysis in the Critical Accounting Estimates section of the MD&A.

•	The Retail general insurance expense ratio increased primarily due to the impact of a declining asset base on slightly lower expenses.

•	The Retail DAC amortization ratio (individual annuity), excluding the effects of the 2009 Unlock and realized losses, increased primarily due to lower actual gross profits in the current year.

•	Individual Life death benefits increased due to growth of life insurance in-force and an increase in net amount at risk for variable universal life policies caused by equity market declines.

•	Institutional general expense ratio decreased, as reduced expenses more than offset lower assets under management.

Profitability
Management evaluates the rates of return various businesses can provide as an input in determining where additional capital should be invested to increase net income and shareholder returns. The Company uses the return on assets for the individual annuity business for evaluating profitability. In Individual Life, after-tax margin is a key indicator of overall profitability.

Three Months Ended
March 31,
	2009	2008

Retail
Individual annuity return on assets (“ROA”)	(360.0)bps	(29.1)bps
Effect of net realized gains (losses), net of tax and DAC on ROA [1]	83.9 bps	(85.0)bps
Effect of DAC Unlock on ROA [2]	(475.3)bps	—

ROA excluding realized gains (losses) and effects of DAC Unlock	31.4 bps	55.9 bps

Retirement Plans
Retirement Plans ROA	(96.4)bps	(5.3)bps
Effect of net realized gains (losses), net of tax and DAC on ROA [1]	(35.1)bps	(24.2)bps
Effect of DAC Unlock on ROA [2]	(62.4)bps	––

ROA excluding realized gains (losses) and effects of DAC Unlock	1.1 bps	18.9 bps

Institutional
Institutional ROA	(124.6)bps	(92.0)bps
Effect of net realized gains (losses), net of tax and DAC on ROA [1]	(109.1)bps	(108.7)bps
Effect of DAC Unlock on ROA [2]	––	––

ROA excluding realized gains (losses) and effects of DAC Unlock	(15.5)bps	16.7 bps

Individual Life
After-tax margin	(7.0%)	7.5%
Effect of net realized gains (losses), net of tax and DAC on after-tax margin [1]	(4.7%)	(5.7%)
Effect of DAC Unlock on after-tax margin [2]	(10.9%)	—

After-tax margin excluding realized gains (losses) and effects of DAC Unlock	8.6%	13.2%

[1]	See “Realized Capital Gains and Losses by Segment” table within this section of the MD&A

[2]	See Unlock and Sensitivity Analysis within the Critical Accounting Estimates section of the MD&A.

•	The decrease in Individual Annuity’s ROA, excluding realized gains (losses) and the effect of the DAC Unlock, reflects significant losses on limited partnership and other alternative investments; and higher DAC rates due to lower actual gross profits over the past year.

•	The decrease in Retirement Plans ROA, excluding realized gains (losses) and the effect of the DAC Unlock, was primarily driven by lower returns on limited partnership and other alternative investments and the net effect of lower fee income from the declining equity markets.

•	The decrease in Institutional’s ROA, excluding realized gains (losses), is primarily due to a decline in limited partnership and other alternative investments income. The decrease is also due to lower yields on fixed maturity investments.

•	The decrease in Individual Life’s after-tax margin, excluding realized gains (losses) and the effect of the DAC Unlock, was due to lower net investment income from limited partnership and other alternative investments, lower fees from equity market declines, partially offset by life insurance in-force growth and lower credited rates.

Realized Capital Gains and Losses by Segment
Life includes net realized capital gains and losses in each reporting segment. Following is a summary of the types of realized gains and losses by segment:
Net realized gains (losses) for three months ended March 31, 2009

		Individual
	Retail	Life	Retirement	Institutional	Other	Total

Gains/losses on sales, net	$(204)	$(1)	$(24)	$(68)	$24	$(273)
Impairments	(33)	(2)	(7)	(108)	(29)	(179)
Japanese fixed annuity contract hedges, net	—	—	—	—	41	41
Periodic net coupon settlements on credit derivatives/Japan	(4)	(1)	(2)	(2)	(6)	(15)
Results of variable annuity hedge program
GMWB derivatives, net	594	—	—	—	(4)	590
Macro hedge	158	—	—	—	46	204

Total results of variable annuity hedge program	752	—	—	—	42	794

GMIB/GMAB/GMWB Reinsurance	—	—	—	—	1,096	1,096
Other, net	(43)	(29)	(26)	(61)	158	(1)

Total net realized capital gains/(losses)	468	(33)	(59)	(239)	1,326	1,463

Income tax benefit and DAC	291	(14)	(24)	(84)	462	631

Total gains/(losses), net of tax and DAC	$177	$(19)	$(35)	$(155)	$864	$832

Net realized gains (losses) for three months ended March 31, 2008

		Individual
	Retail	Life	Retirement	Institutional	Other	Total

Gains/losses on sales, net	$(5)	$(7)	$(12)	$(15)	$(59)	$(98)
Impairments	(32)	(27)	(27)	(106)	(32)	(224)
Japanese fixed annuity contract hedges, net	—	—	—	—	(14)	(14)
Periodic net coupon settlements on credit derivatives/Japan	(1)	—	(1)	—	(5)	(7)
SFAS 157 transition impact	(616)	—	—	—	(182)	(798)
Results of variable annuity hedge program
GMWB derivatives, net	(111)	—	—	—	1	(110)
Macro hedge	9	—	—	—	—	9

Total results of variable annuity hedge program	(110)	—	—	—	1	(101)

GMIB/GMAB/GMWB Reinsurance	—	—	—	—	(346)	(346)
Other, net	(1)	2	4	(99)	(30)	(124)

Total net realized capital gains/(losses)	(757)	(32)	(36)	(220)	(667)	(1,712)

Income tax benefit and DAC	(494)	(13)	(13)	(77)	(235)	(832)

Total gains/(losses), net of tax and DAC	$(263)	$(19)	$(23)	$(143)	$(432)	$(880)

Three months ended March 31, 2009 compared to the three months ended March 31, 2008
For the three months ended March 31, 2009, the circumstances giving rise to the net realized capital gains and losses in these components are as follows:

Gross Gains and Losses on Sale	•	Gross gains on sale for the three months ended March 31, 2009 were predominantly within foreign government, U.S. government and corporate securities. Gross losses were primarily within financial services, commercial mortgage-backed securities (“CMBS”), U.S. government securities and residential mortgage-backed securities (“RMBS”) and were on securities that had declined in value since December 31, 2008. These losses resulted primarily from an effort to reduce portfolio risk and improve liquidity while simultaneously reallocating the portfolio to securities with more favorable risk/return profiles.

	•	Gross losses on sales for the three months ended March 31, 2008 were predominantly within fixed maturities and were primarily comprised of corporate securities and CMBS, as well as, $14 of collateralized loan obligations (“CLOs”) for which HIMCO was the collateral manager. Gross gains and losses on sale, excluding the loss on CLOs, resulted from the decision to reallocate the portfolio to securities with more favorable risk/return profiles.

Impairments	•	See the Other-Than-Temporary Impairments section for further information.

GMWB Derivative, Net and GMIB/GMAB/GMWB Reinsurance	•	See Note 3 of the Notes to the Condensed Consolidated Financial Statements for further information on the impact of the Company’s change in estimate of the Credit Standing Adjustment on the valuation of the GMWB Derivatives and the GMIB/GMAB/GMWB reinsurance and also for further information on the impact of the Company’s update of withdrawal, lapse and annuitization behavior assumptions on GMWB derivatives.

Other	•	Other, net losses for the three months ended March 31, 2009 primarily resulted from net losses on credit derivatives and losses on the Japan 3Win contract hedges. Also contributing were valuation allowances on impaired mortgage loans of $48. These losses were offset by net gains related to transactional foreign currency gains predominately on the internal reinsurance of the Japan variable annuity business, which is entirely offset in AOCI.

	•	Other, net losses for the three months ended March 31, 2008 primarily resulted from the change in value of non-qualifying derivatives due to credit spread widening. Credit spreads widened primarily due to the deterioration in the U.S. housing market, tightened lending conditions, the market’s flight to quality securities, as well as increased likelihood of a U.S. recession. Also included in 2008 were losses on HIMCO managed CLOs of $33.

CONSOLIDATED RESULTS OF OPERATIONS

Operating Summary	Three Months Ended
	March 31,
	2009	2008	Change

Fee income and other	$964	$1,080	(11%)
Earned premiums	240	203	18%
Net investment income (loss)
Securities available-for-sale and other	593	710	(16%)
Equity securities held for trading [3]	(111)	(79)	(41%)
Total net investment income (loss)	482	631	(24%)
Net realized capital gains (losses )	1,463	(1,712)	NM

Total revenues [1]	3,149	202	NM
Benefits, losses and loss adjustment expenses	1,663	925	76%
Benefits, loss and loss adjustment expenses – returns credited on International unit-linked bonds and pension products [3]	(111)	(79)	(41%)
Insurance operating costs and other expenses	445	457	(3%)
Amortization of deferred policy acquisition costs and present value of future profits	1,532	(116)	NM

Total benefits, losses and expenses	3,529	1,187	NM
Loss before income taxes	(380)	(985)	65%
Income tax benefit	(172)	(372)	57%

Net loss [2]	(208)	(613)	70%

Net (income) loss attributable to the noncontrolling interest	(5)	45	NM
Net loss attributable to Hartford Life Insurance Company	$(213)	$(568)	67%

[1]	The transition impact related to the SFAS 157 adoption was a reduction in revenues of $788 for the three months ended March 31,2008.

[2]	The transition impact related to the SFAS 157 adoption was a reduction in net income of $311 for the three months ended March 31,2008.

[3]	Includes investment income and mark-to-market effects of equity securities held for trading supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders within benefits, losses and loss adjustment expenses
Three months ended March 31, 2009 compared to the three months ended March 31, 2008
The decrease in Life’s net loss was due to the following:
•	Realized gains in the current period as compared to losses in the comparable prior year period were primarily due to gains on the GMIB/GMAB/GMWB reinsurance and the variable annuity hedge program. For further discussion, please refer to the Realized Capital Gains and Losses by Segment table under the Operating Section of the MD&A.

•	Offsetting the decrease in Life’s net loss were the following:

•	Life recorded a DAC Unlock charge of $(1.1) billion, after-tax, during the first quarter of 2009. See Critical Accounting Estimates with Managements Discussion and Analysis for a further discussion on the DAC Unlock.

•	Declines in assets under management in Retail, primarily driven by market depreciation of $32.8 billion for Individual Annuity and $17.0 billion for retail mutual funds during the last 12 months, drove declines in fee income.

•	Net investment income on securities, available-for-sale, and other declined primarily due to declines in limited partnership and other alternative investment income and a decrease in investment yield for fixed maturities.

Income Taxes
The effective tax rate for the three months ended March 31, 2009 and 2008 was 46% and 40%, respectively. The principal cause of the difference between the effective rate and the U.S. statutory rate of 35% was the separate account dividends received deduction (“DRD”). This caused an increase in the tax benefit on both the 2009 and 2008 pretax losses.
The separate account DRD is estimated for the current year using information from the prior year-end, adjusted for current year equity market performance and other appropriate factors, including estimated levels of corporate dividend payments. The actual current year DRD can vary from estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distribution from these mutual funds, amounts of short-term capital gains at the mutual fund level and the Company’s taxable income before the DRD. Given recent financial markets’ volatility, the Company is reviewing its DRD computations on a quarterly basis. The Company recorded benefits related to the separate account DRD of $38 and $41 in the three months ended March 31, 2009 and 2008, respectively.
The Company’s federal income tax returns are routinely audited by the IRS as part of the Hartford’s consolidated tax return. During the first quarter of 2009, the Company received notification of the approval by the Joint Committee on Taxation of the results of the 2002 through 2003 examination. As a result, the Company recorded a tax benefit of $4. The 2004 through 2006 examination began during the second quarter of 2008, and is expected to close in early 2010. In addition, the Company is working with the IRS on a possible settlement of a DRD issue related to prior periods which, if settled, may result in the booking of tax benefits in 2009. Such benefits are not expected to be material to the statement of operations.
The Company’s deferred tax asset valuation allowance has been determined pursuant to the provisions of FASB SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), including the Company’s estimation of future taxable income, if necessary, and is adequate to reduce the total deferred tax asset to an amount that will more likely than not be realized. In assessing the need for a valuation allowance, management considered future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, and taxable income in prior carry back years as defined in SFAS No. 109, as well as tax planning strategies that include holding debt securities with market value losses until maturity, selling appreciated securities to offset capital losses, and sales of certain corporate assets. Such tax planning strategies are viewed by management as prudent and feasible and will be implemented if necessary to realize the deferred tax asset. If the Company were to follow a “separate entity” approach, it would have to record a valuation allowance of $384 related to realized capital losses. In addition, the current tax benefit related to any of the Company’s tax attributes realized by virtue of its inclusion in The Hartford’s consolidated tax return would have recorded directly to surplus rather than income. These benefits were $58 and $0 for the three months ended March 31, 2009 and 2008, respectively.

RETAIL

Operating Summary	Three Months Ended
	March 31,
	2009	2008	Change

Fee income and other	$535	$729	(27%)
Earned premiums	2	(6)	NM
Net investment income	181	192	(6%)
Net realized capital gains (losses )	468	(757)	NM

Total revenues [1]	1,186	158	NM
Benefits, losses and loss adjustment expenses	856	197	NM
Insurance operating costs and other expenses	229	294	(23%)
Amortization of deferred policy acquisition costs and present value of future profits	1,301	(156)	NM

Total benefits, losses and expenses	2,386	335	NM
Loss before income taxes	(1,200)	(177)	NM
Income tax benefit	(455)	(100)	NM

Net loss [2]	$(745)	$(77)	NM

Assets Under Management	2009	2008	Change

Individual variable annuity account values	$68,166	$107,920	(37%)
Individual fixed annuity and other account values [3]	11,747	10,130	16%
Other retail products account values [4]	—	604	(100%)

Total Account Values	$79,913	$118,654	(33%)
Retail mutual fund assets under management	28,706	44,617	(36%)
Other mutual fund assets under management [4]	837	2,143	(61%)

Total mutual fund assets under management	29,543	46,760	(37%)

Total assets under management	109,456	165,414	(34%)

[1]	During the three months ended March 31, 2008, the transition impact related to the SFAS 157 adoption was a reduction in revenues of $616.

[2]	During the three months ended March 31, 2008, the transition impact related to the SFAS 157 adoption was a reduction in net income of $209.

[3]	Includes policyholders’ balances for investment contracts and reserves for future policy benefits for insurance contracts.

[4]	Specialty products/ Other transferred to Other, effective January 1, 2009 on a prospective basis.
Three months ended March 31, 2009 compared to the three months ended March 31, 2008
Net loss increased for the three months ended March 31, 2009, primarily as a result of the impact of the 2009 Unlock charge and the effect of equity market declines on variable annuity and mutual fund fee income, partially offset by net realized capital gains. For further discussion of realized capital gains and losses, see the Realized Capital Gains and Losses by Segment table under Life’s Operating Section of the MD&A. For further discussion of the 2009 Unlock, see the Critical Accounting Estimates section of the MD&A. The following other factors contributed to the changes in net income:

Fee income and other	•	Fee income and other decreased $194 primarily as a result of lower variable annuity fee income due to a decline in average account values. The decrease in average variable annuity account values can be attributed to market depreciation of $32.8 billion and net outflows of $7.0 billion during the last 12 months. Net outflows were driven by decreased sales, and continued surrender activity resulting from the aging of the variable annuity in-force block of business. Also contributing to the decrease in fee income was lower mutual fund fees due to declining assets under management primarily driven by market depreciation of $17.0 billion, partially offset by $1.2 billion of net flows.

Net investment income	•	Net investment income was lower primarily due to a $33 decline in income from limited partnerships and other alternative investments, combined with lower yields on fixed maturity investments due to interest rate declines and a greater percentage of short term investments in the asset portfolio, partially offset by an increase in general account assets.

Benefits, losses and loss adjustment expenses	•	Benefits, losses and loss adjustment expenses increased primarily as a result of the impact of the 2009 Unlock which increased the benefit ratio used in the calculation of GMDB reserves.

Insurance operating costs and other expenses	•	Insurance operating costs and other expenses decreased primarily as a result of lower asset based trail commissions due to equity market declines.

Amortization of deferred policy acquisition costs and present value of future profits (“DAC”)	•	Amortization of DAC increased primarily due to the impact of the 2009 Unlock charge as compared to the first quarter of 2008, when there was no unlock. Additionally, the adoption of SFAS 157 at the beginning of the first quarter of 2008 resulted in a DAC benefit.

Income tax expense (benefit)	•	For the three months ended March 31, 2009, the increase in the income tax benefit as compared to the previous year’s benefit is caused by the pre-tax losses driven by the factors previously discussed. Differences from tax rates of 35% are caused by the recognition of tax benefits associated with the dividends received deduction and foreign tax credits.

INDIVIDUAL LIFE

Operating Summary	Three Months Ended
		March 31,
	2009	2008	Change

Fee income and other	$281	209	34%
Earned premiums	(18)	(17)	(6%)
Net investment income	72	81	(11%)
Net realized capital losses	(33)	(32)	(3%)

Total revenues	302	241	25%
Benefits, losses and loss adjustment expenses	151	142	6%
Insurance operating costs and other expenses	46	47	(2%)
Amortization of deferred policy acquisition costs and present value of future profits	139	28	NM

Total benefits, losses and expenses	336	217	55%
Income (loss) before income taxes	(34)	24	NM
Income tax expense (benefit)	(13)	6	NM

Net income (loss)	$(21)	18	NM

Account Values	2009	2008	Change

Variable universal life	4,550	6,620	(31%)

Total account values	9,538	11,309	(16%)

Three months ended March 31, 2009 compared to the three months ended March 31, 2008:
Net income decreased for the three months ended March 31, 2009, driven primarily by the impacts of the Unlock in the first quarter of 2009. For further discussion on the Unlock, see the Critical Accounting Estimates section of the MD&A. The following other factors contributed to the changes in net income:

Fee income and other	•	Fee income and other increased primarily due to the impact of the 2009 Unlock and an increase in cost of insurance charges of $12 as a result of growth in guaranteed universal life insurance in-force. Partially offsetting this increase is lower variable life fees as a result of equity market declines.

Net investment income	•	Net investment income was lower primarily due to a $12 decline in income from limited partnership and other alternative investments combined with lower yields on fixed maturity investments, partially offset by growth in general account values.

Benefits, losses and loss adjustment expenses	•	Benefits, losses and loss adjustment expenses increased as a result of higher death benefits consistent with a larger life insurance in-force and an increase in net amount at risk for variable universal life policies caused by equity market declines, as well as an increase in reserves related to secondary guarantee universal life business.

Insurance operating costs and other expenses	•	Insurance operating costs and other decreased as a result of active expense management efforts.

Amortization of deferred policy acquisition costs and present value of future profits (“DAC”)	•	Amortization of DAC increased primarily as a result of the Unlock in the first quarter of 2009, partially offset by reduced DAC amortization primarily attributed to net realized capital losses. This increase in DAC amortization had a partial offset in amortization of deferred revenues, included in fee income.

Income tax expense (benefit)	•	For the three months ended March 31, 2009, the income tax benefit as compared to the prior year’s income tax expense was a result of losses before income taxes primarily due to an increase in DAC amortization.

RETIREMENT PLANS

Operating Summary	Three Months Ended
	March 31,
	2009	2008	Change

Fee income and other	$72	$68	6%
Earned premiums	1	1	—
Net investment income	77	89	(13%)
Net realized capital losses	(59)	(36)	(64%)

Total revenues	91	122	(25%)
Benefits, losses and loss adjustment expenses	74	65	14%
Insurance operating costs and other expenses	79	61	30%
Amortization of deferred policy acquisition costs and present value of future profits	81	7	NM

Total benefits, losses and expenses	234	133	76%
Income loss before income taxes	(143)	(11)	NM
Income tax benefit	(55)	(6)	NM

Net loss	$(88)	$(5)	NM

Assets Under Management	2009	2008	Change

403(b)/457 account values	$10,004	$11,926	(16%)
401(k) account values	11,848	14,413	(18%)

Total account values [1]	$21,852	$26,339	(17%)
403(b)/457 mutual fund assets under management	127	66	92%
401(k) mutual fund assets under management	14,017	20,005	(30%)

Total mutual fund assets under management	14,144	20,071	(30%)

Total assets under management	$35,996	$46,410	(22%)

Total assets under administration – 401(k)	$5,024	$5,666	(11%)

[1]	Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.
Three months ended March 31, 2009 compared to the three months ended March 31, 2008
Net loss in Retirement Plans increased due to higher net realized capital losses, the DAC Unlock in the first quarter of 2009, lower net investment income and increased operating expenses partially offset by growth in fee income. For further discussion of net realized capital losses, see Realized Capital Gains and Losses by Segment table under the Operating section of the MD&A. For further discussion of the DAC Unlock, see the Critical Accounting Estimates section of the MD&A. The following other factors contributed to the changes in net income:

Fee income and other	•	For the three months ended March 31, 2009, fee income and other increased primarily due to fees earned on assets relating to the acquisitions in the first quarter of 2008. Offsetting this increase was lower annuity fees driven by lower average account values as market depreciation of $6.6 billion was partially offset by positive net flows of $2.1 billion.

Net investment income	•	Net investment income declined due to a decrease in the returns from limited partnership and other alternative investment income.

Insurance operating costs and other expenses	•	Insurance operating costs and other expenses increased primarily attributable to 2009 including a full quarter of operating expenses associated with the businesses acquired in the latter part of the first quarter of 2008.

Amortization of DAC	•	Amortization of deferred policy acquisition costs and present value of future profits increased for the three months ended March 31, 2009 as a result of the DAC Unlock in the first quarter of 2009, partially offset by lower DAC amortization associated with lower gross profits.

Income tax benefit	•	For the three months ended March 31, 2009 the income tax benefit is greater than the prior year periods income tax benefit due to lower income before income taxes primarily due to increased realized capital losses, and the DAC unlock.

INSTITUTIONAL

Operating Summary	Three Months Ended
	March 31,
	2009	2008	Change

Fee income and other	$40	$40	—
Earned premiums	211	189	12%
Net investment income	190	290	(34%)
Net realized capital losses	(239)	(220)	(9%)

Total revenues	202	299	(32%)
Benefits, losses and loss adjustment expenses [2]	447	454	(2%)
Insurance operating costs and other expenses	29	28	4%
Amortization of deferred policy acquisition costs and present value of future profits	5	6	(17%)

Total benefits, losses and expenses	481	488	(1%)
Loss before income taxes	(279)	(189)	(48%)
Income tax benefit	(102)	(67)	(52%)

Net loss	$(177)	$(122)	(45%)

Assets Under Management	2009	2008	Change

Institutional Investment Product account values [1]	$24,685	$25,010	(1%)
Private Placement Life Insurance account values [1]	32,154	32,784	(2%)
Mutual fund assets under management	2,416	3,489	(31%)

Total Assets Under Management	$59,255	$61,283	(3%)

[1]	Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.

[2]	Included in Benefits, losses and loss adjustment expenses is $11 of interest credited on an intercompany funding agreement that is eliminated in consolidation.
Three months ended March 31, 2009 compared to the three months ended March 31, 2008
Net loss in Institutional increased for the three months ended March 31, 2009, primarily due to a decline in net investment spread and increased net realized capital losses. For further discussion of net realized capital losses, see Realized Capital Gains and Losses by Segment table under Life’s Operating Section of the MD&A. Further discussion of income is presented below:

Earned premiums	•	Earned premiums increased compared to the prior year due to greater life contingent structured settlement business sold in the first quarter of 2009. The increase in earned premiums was offset by a corresponding increase in benefits, losses, and loss adjustment expenses.

Net investment income	•	Net investment income declined for the three months ended March 31, 2009, due to decreased returns on limited partnership and other alternative investments of $(42). The additional decline is attributable to lower yields on variable rate securities due to declines in short term interest rates, and an increased allocation to lower yielding U.S. Treasuries and short-term investments. The lower yield on variable rate securities was partially offset by a corresponding decrease in interest credited on liabilities reported in benefits, losses, and loss adjustment expenses.

Income tax benefit	•	The income tax benefit for the three months ended March 31, 2009 increased compared to the prior year primarily due to a decline in income before taxes due to a decline in net investment spread and increased realized capital losses. For further discussion of net realized capital losses, see Realized Capital Gains and Losses by Segment table under the Operating section of the MD&A.

OTHER

Operating Summary	Three Months Ended
	March 31,
	2009	2008	Change

Fee income and other	$36	$34	6%
Earned premiums	44	36	22%
Net investment income (loss)
Securities available-for-sale and other	73	58	26%
Equity securities held for trading [3]	(111)	(79)	(41%)
Total net investment income	(38)	(21)	81%
Net realized capital gains (losses)	1,326	(667)	NM

Total revenues [1]	1,368	(618)	NM

Benefits, losses and loss adjustment expenses	135	67	45%
Benefits, loss and loss adjustment expenses – returns credited on International unit-linked bonds and pension products [3]	(111)	(79)	(41%)
Insurance operating costs and other expenses	62	27	130%
Amortization of deferred policy acquisition costs and present value of future profits	6	(1)	NM

Total benefits, losses and expenses	92	14	NM
Income (loss) before income taxes	1,276	(632)	NM
Income tax expense (benefit)	453	(205)	NM

Net income (loss) [2]	$823	$(427)	NM

Less: Net (income) loss attributable to the noncontrolling interest	(5)	45	NM

Net income (loss) attributable to Hartford Life Insurance Company	$818	$(382)	NM

[1]	The transition impact related to the SFAS 157 adoption was a reduction in revenues of $172 for Other for the three months ended March 31,2008.

[2]	The transition impact related to the SFAS 157 adoption was a reduction in net income of $102 for Other for the three months ended March 31, 2008.

[3]	Includes investment income and mark-to-market effects of equity securities held for trading supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders within benefits, losses and loss adjustment expenses.
Three months ended March 31, 2009 compared to the three months ended March 31, 2008

Net investment income	•	Net investment income on securities available-for sale increased due to in the impacts of FAS 160 which is offset by the net loss attributable to the noncontrolling interest below. For additional information regarding noncontrolling interest, see Note 13 of Notes to Consolidated Financial Statements.

Realized capital gains (losses)	•	See Realized Capital Gains and Losses by Segment table under Life’s Operating section of the MD&A.

Insurance operating costs and other expenses	•	Insurance operating costs and other expenses increased for the three months ended March 31, 2009 as compared to the prior year period, primarily due to interest paid on the structure financing arrangement with HLIKK. See FN 12 of Notes to Consolidated Financial Statements for additional information regarding this funding agreement.

INVESTMENTS
General
The investment portfolios of the Company are managed by HIMCO, a wholly-owned subsidiary of The Hartford. HIMCO manages the portfolios to maximize economic value, while attempting to generate the income necessary to support the Company’s various product obligations, within internally established objectives, guidelines and risk tolerances. The portfolio objectives and guidelines are developed based upon the asset/liability profile, including duration, convexity and other characteristics within specified risk tolerances. The risk tolerances considered include, for example, asset and credit issuer allocation limits, maximum portfolio below investment grade (“BIG”) holdings and foreign currency exposure. The Company attempts to minimize adverse impacts to the portfolio and the Company’s results of operations due to changes in economic conditions through asset allocation limits, asset/liability duration matching and through the use of derivatives. For a further discussion of how HIMCO manages the investment portfolios, see the Investments section of the MD&A under the General section in the Company’s 2008 Form 10-K Annual Report. For a further discussion of how the investment portfolio’s credit and market risks are assessed and managed, see the Investment Credit Risk and Capital Markets Risk Management sections of the MD&A.
Return on general account invested assets is an important element of the Company’s financial results. Significant fluctuations in the fixed income or equity markets could weaken the Company’s financial condition or its results of operations. Additionally, changes in market interest rates may impact the period of time over which certain investments, such as MBS, are repaid and whether certain investments are called by the issuers. Such changes may, in turn, impact the yield on these investments and also may result in re-investment of funds received from calls and prepayments at rates below the average portfolio yield. Net investment income and net realized capital gains contributed $1.9 billion to the Company’s consolidated revenues for the three months ended March 31, 2009. Net investment income and net realized capital losses reduced the Company’s consolidated revenues by $1.1 billion for the three months ended March 31, 2008. Net investment income and net realized capital gains, excluding net investment income from trading securities, contributed $2.1 billion to the Company’s consolidated revenues for the three months ended March 31, 2009. Net investment income and net realized capital losses, excluding net investment income from trading securities, reduced the Company’s consolidated revenues by $1.0 billion for the three months ended March 31, 2008.
Fluctuations in interest rates affect the Company’s return on, and the fair value of, fixed maturity investments, which comprised approximately 65% and 70% of the fair value of its invested assets as of March 31, 2009 and December 31, 2008, respectively. Other events beyond the Company’s control, including changes in credit spreads, a downgrade of an issuer’s credit rating or default of payment by an issuer, could also adversely impact the fair value of these investments.
A decrease in the fair value of any investment that is deemed other-than-temporary would result in the Company’s recognition of a net realized capital loss in its financial results prior to the actual sale of the investment. Following the recognition of an other-than-temporary impairment for fixed maturities, the Company accretes the new cost basis to par or to estimated future value over the remaining life of the security based on future estimated cash flows by adjusting the security’s yields. For a further discussion of the evaluation of other-than-temporary impairments, see the Critical Accounting Estimates section of the MD&A under “Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities” in the Company’s 2008 Form 10-K Annual Report.
The primary investment objective of the Company’s general account is to maximize economic value consistent with acceptable risk parameters, including the management of credit risk and interest rate sensitivity of invested assets, while generating sufficient after-tax income to support policyholder and corporate obligations.
The following table presents invested assets as of March 31, 2009 and December 31, 2008.
Composition of Invested Assets

	March 31, 2009		December 31, 2008
	Amount	Percent	Amount	Percent

Fixed maturities, available-for-sale, at fair value	$36,911	66.6%	$39,560	71.9%
Equity securities, available-for-sale, at fair value	309	0.5%	434	0.8%
Policy loans, at outstanding balance	2,148	3.9%	2,154	3.9%
Mortgage loans, at amortized cost [1]	4,840	8.7%	4,896	8.9%
Limited partnerships and other alternative investments	870	1.6%	1,033	1.9%
Other investments [2]	2,727	4.9%	1,237	2.2%
Short-term investments	7,655	13.8%	5,742	10.4%

Total investments excl. equity securities, held for trading	55,460	100.0%	55,056	100.0%
Equity securities, held for trading, at fair value [3]	1,743		1,634

Total investments	$57,203		$56,690

[1]	Consist of commercial and agricultural loans.

[2]	Primarily relates to derivative instruments.

[3]	These assets primarily support the European variable annuity business. Changes in these balances are also reflected in the respective liabilities.
Total investments increased $513 since December 31, 2008 primarily as a result of an increase in Other investments, largely derivative instruments, partially offset by a decline in fixed maturities. Fixed maturities decreased due to security sales, primarily government and corporate securities, and increased unrealized losses on available-for-sale securities. Short-term securities increased in preparation for funding liability outflows and to maintain higher than average liquidity while waiting for market and asset valuations to stabilize.

Limited partnerships and other alternative investments decreased by $163 since December 31, 2008 primarily due to hedge fund redemptions and losses incurred on real estate and private equity partnerships. The Company expects further hedge fund redemptions and does not expect significant additions to limited partnerships and other alternative investments in 2009 except for unfunded commitments.
The following table summarizes the Company’s limited partnerships and other alternative investments.
Composition of Limited Partnerships and Other Alternative Investments

	March 31, 2009		December 31, 2008
	Amount	Percent	Amount	Percent

Hedge funds [1]	$162	18.6%	$263	25.5%
Mortgage and real estate [2]	206	23.7%	228	22.1%
Mezzanine debt [3]	65	7.5%	78	7.5%
Private equity and other [4]	437	50.2%	464	44.9%

Total	$870	100.0%	$1,033	100.0%

[1]	Hedge funds include investments in funds of funds as well as direct funds. The hedge funds of funds invest in approximately 25 to 50 different hedge funds within a variety of investment styles. Examples of hedge fund strategies include long/short equity or credit, event driven strategies and structured credit.

[2]	Mortgage and real estate funds consist of investments in funds whose assets consist of mortgage loans, participations in mortgage loans, mezzanine loans or other notes which may be below investment grade credit quality as well as equity real estate. Also included is the investment in a real estate joint venture.

[3]	Mezzanine debt funds consist of investments in funds whose assets consist of subordinated debt that often times incorporates equity-based options such as warrants and a limited amount of direct equity investments.

[4]	Private equity and other funds primarily consist of investments in funds whose assets typically consist of a diversified pool of investments in small non-public businesses with high growth potential.
Investment Results
The following table summarizes the Company’s net investment income (loss).

		Three Months Ended
		March 31,
	2009		2008
(Before-tax)	Amount	Yield [1]	Amount	Yield [1]

Fixed maturities [2]	$563	4.5%	$654	5.6%
Equity securities, available-for-sale	10	6.7%	14	7.0%
Policy loans	36	6.7%	32	6.3%
Mortgage loans	59	4.8%	61	5.8%
Limited partnerships and other alternative investments	(104)	(45.0%)	(11)	(3.0%)
Other [3]	46	—	(27)	—
Investment expense	(17)	—	(13)	—

Total net investment income excluding equity securities, held for trading	593	3.7%	710	5.4%
Equity securities, held for trading [4]	(111)		(79)	—

Total net investment income (loss), before-tax	$482		$631	—

[1]	Yields calculated using net investment income before investment expenses (excluding income related to consolidated variable interest entity non-controlling interest) divided by the monthly weighted average invested assets at cost, amortized cost, or adjusted carrying value, as applicable excluding collateral received associated with the securities lending program and consolidated variable interest entity non-controlling interests. Included in the fixed maturity yield is Other income (loss) as it primarily relates to fixed maturities (see footnote [3] below). Included in the total net investment income yield is investment expense.

[2]	Includes net investment income on short-term bonds.

[3]	Includes income from derivatives that qualify for hedge accounting under SFAS 133. These derivatives hedge fixed maturities. Also includes fees associated with securities lending activities of $(2) and $(19) as of March 31, 2009 and 2008, respectively. The income from securities lending activities is included within fixed maturities.

[4]	Includes investment income and mark-to-market effects of equity securities, held for trading.
Three months ended March 31, 2009 compared to the three months ended March 31, 2008
Net investment income, excluding equity securities, held for trading, decreased $117, or 16%, for the three months ended March 31, 2009, compared to the prior year period, primarily due to lower income on fixed maturities and limited partnerships and other alternative investments. The decrease in fixed maturity income was primarily due to lower yield on variable rate securities due to declines in short-term interest rates and increased allocation to lower yielding securities such as U.S. Treasuries and short-term investments. A portion of this decline was offset by income from interest rate swaps reported above as Other income. The decrease in limited partnerships and other alternative investments income was largely due to negative returns on real estate and private equity partnerships as a result of volatility in the equity, credit and real estate markets. Based upon the current interest rate and credit environment, the Company expects a lower average portfolio yield for 2009 as compared to 2008, including a negative yield on limited partnerships and other alternative investments.

The increase in net investment losses on equity securities, held for trading, for the three months ended March 31, 2009 compared to the prior year period was primarily attributed to a decline in the value of the underlying investment funds supporting the U.K. unit-linked and pension product due to negative market performance year over year.
The following table summarizes the Company’s net realized capital gains and losses results.

	Three Months Ended
	March 31,
(Before-tax)	2009	2008

Gross gains on sale	$125	$78
Gross losses on sale	(398)	(176)
Impairments	(179)	(224)
Japanese fixed annuity contract hedges, net [1]	41	(14)
Periodic net coupon settlements on credit derivatives/Japan	(15)	(7)
SFAS 157 transition impact	—	(798)
Results of variable annuity hedge program
GMWB derivatives, net	590	(110)
Macro hedge program	204	9

Total results of variable annuity hedge program	794	(101)
GMIB/GMAB/GMWB reinsurance	1,096	(346)
Other, net [2]	(1)	(124)

Net realized capital gains (losses), before-tax	$1,463	$(1,712)

[1]	Relates to the Japanese fixed annuity product (product and related derivative hedging instruments excluding periodic net coupon settlements).

[2]	Primarily consists of changes in fair value on non-qualifying derivatives, hedge ineffectiveness on qualifying derivative instruments, foreign currency gains and losses, valuation allowances and other investment gains and losses.
The circumstances giving rise to the net realized capital gains and losses in these components are as follows:

Gross Gains and Losses on Sale	•	Gross gains on sale for the three months ended March 31, 2009 were predominantly within foreign government, U.S. government and corporate securities. Gross losses were primarily within financial services, CMBS, U.S. government securities and RMBS and were on securities that had declined in value since December 31, 2008. These losses resulted primarily from an effort to reduce portfolio risk and improve liquidity while simultaneously reallocating the portfolio to securities with more favorable risk/return profiles.

	•	Gross losses on sales for the three months ended March 31, 2008 were predominantly within fixed maturities and were primarily comprised of corporate securities and CMBS, as well as, $14 of CLOs for which HIMCO was the collateral manager. Gross gains and losses on sale, excluding the loss on CLOs, resulted from the decision to reallocate the portfolio to securities with more favorable risk/return profiles.

Impairments	•	See the Other-Than-Temporary Impairments section that follows for information on impairment losses.

Variable Annuity Hedge Program	•	See Note 4 of the Notes to the Condensed Consolidated Financial Statements for further information.

Other	•	Other, net losses for the three months ended March 31, 2009 primarily resulted from net losses on credit derivatives and losses on the Japan 3Win contract hedges. Also contributing were valuation allowances on impaired mortgage loans of $48. These losses were offset by net gains related to transactional foreign currency gains predominately on the internal reinsurance of the Japan variable annuity business, which is entirely offset in AOCI.

	•	Other, net losses for the three months ended March 31, 2008 primarily resulted from the change in value of non-qualifying derivatives due to credit spread widening. Credit spreads widened primarily due to the deterioration in the U.S. housing market, tightened lending conditions, the market’s flight to quality securities, as well as increased likelihood of a U.S. recession. Also included in 2008 were losses on HIMCO managed CLOs of $33.
Securities Lending
The Company participates in securities lending programs to generate additional income, whereby certain domestic fixed income securities are loaned from the Company’s portfolio to qualifying third party borrowers, in return for collateral in the form of cash or U.S. government securities. Borrowers of these securities provide collateral of 102% of the market value of the loaned securities at the time of the loan and can return the securities to the Company for cash at varying maturity dates. The market value of the loaned securities is monitored and additional collateral is obtained if the market value of the collateral falls below 100% of the market value of the loaned securities. As of March 31, 2009 and December 31, 2008, under terms of securities lending programs, the fair value of loaned securities was approximately $1.0 billion and $1.8 billion, respectively. As of March 31, 2009 and December 31, 2008, the Company held collateral associated with the loaned securities in the amount of $1.1 billion and $1.8 billion, respectively. The Company reduced its securities lending program by $800 since December 31, 2008 and plans to continue to significantly reduce its term lending program throughout 2009.
The following table represents when the borrowers can return the loaned securities to the Company and, in turn, when the collateral would be returned to the borrower.

Cash Collateral
March 31, 2009

Thirty days or less	$462
Thirty one to 90 days	197
Over three to six months	416
Over six to nine months	—
Over nine months to one year	—

Total	$1,075

Other-Than-Temporary Impairments
The following table presents the Company’s other-than-temporary impairments by type.

	Three Months Ended
	March 31,
	2009	2008

ABS
RMBS	$36	$60
Other	4	—
CMBS
Bonds	—	7
Commercial real estate collateralized debt obligations (“CRE CDOs”)	8	83
Interest Only (“IOs”)	3	—
Corporate
Financial services	85	39
Other	8	16
Equities
Financial services	17	18
Other	18	1
Other	—	—

Total other-than-temporary impairments	$179	$224

For the three months ended March 31, 2009, impairments of $179 were concentrated in subordinated fixed maturities and preferred equities within the financial services sector, as well as in RMBS.
All of the $102 of impairments on financial services companies for the three months ended March 31, 2009 relates to securities that the Company expects to be sold or tendered in the near term (three months or less). The remaining balance primarily relates to additional writedowns on previously-impaired securities that the Company does not anticipate substantial recovery due to bankruptcy, financial restructurings or concerns about the issuer’s ability to continue to make contractual payments.
The Company determines impairments on securitized assets by using probabilistic discounted cash flow models that considers losses under current and expected economic conditions. Assumptions used over current recessionary period for our CMBS and RMBS portfolios in the first quarter 2009 impairment review include macro economic factors such as a continued increase in the unemployment rate and a continued gross domestic product contraction, as well as sector specific factors including but not limited to:
•	commercial property value declines that average approximately 30 percent from the valuation peak but differ by property type and location

•	residential property value declines that average approximately 40 percent from the valuation peak of property values

•	average cumulative CMBS collateral loss rates that vary by vintage year but reach approximately 7 percent for the 2006 and 2007 vintage years

•	average cumulative RMBS collateral loss rates that vary by vintage year but reach approximately 35 percent for the 2007 vintage year
If the cash flow modeling results in an economic loss and the Company believes the loss is probable of occurring, an impairment is recorded. Impairments on securitized assets totaled $51 for the three months ended March 31, 2009, of which $46 related to further writedowns on previously impaired securities as a result of continued market value decline. The Company continues to receive contractual principal and interest payments on substantially all of its impaired CMBS and a majority of its impaired RMBS, however, the Company is uncertain of its ability to recover principal and interest in accordance with the security’s original contractual terms. Future impairments of CMBS and RMBS may develop if actual results underperform current modeling assumptions, which may be the result of, but are not limited to, macro economic factors, property value declines beyond current average assumptions or security loss rates exceeding average assumptions.
The remaining impairments of $26 were primarily recorded on securities in various sectors, primarily $18 on equity investments in mutual funds sponsored by the Company, which pursuant to the Company’s policy have been impaired due the duration and severity of the loss associated with the securities. In addition, the Company recorded impairments of $6 on certain privately placed fixed maturities where the Company does not anticipate substantial recovery.
For the three months ended March 31, 2008, other-than-temporary impairments primarily consisted of CMBS, RMBS and corporate securities. The CMBS impairments were primarily related to CRE CDOs that contained below investment grade 2006 and 2007 vintage year collateral. RMBS impairments were primarily taken on securities backed by second lien residential mortgages. Corporate impairments were primarily due to a financial services company which experienced a lack of liquidity.

INVESTMENT CREDIT RISK
The Company has established investment credit policies that focus on the credit quality of obligors and counterparties, limit credit concentrations, encourage diversification and require frequent creditworthiness reviews. Investment activity, including setting of policy and defining acceptable risk levels, is subject to regular review and approval by senior management.
The Company invests primarily in securities which are rated investment grade and has established exposure limits, diversification standards and review procedures for all credit risks including borrower, issuer and counterparty. Creditworthiness of specific obligors is determined by consideration of external determinants of creditworthiness; typically ratings assigned by nationally recognized ratings agencies and is supplemented by an internal credit evaluation. Obligor, asset sector and industry concentrations are subject to established Company limits and are monitored on a regular basis.
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
The maximum uncollateralized threshold for a derivative counterparty for a single legal entity is $10. The Company currently transacts derivatives in two legal entities and therefore the maximum combined threshold for a single counterparty over all legal entities that use derivatives is $20. In addition, the Company may have exposure to multiple counterparties in a single corporate family due to a common credit support provider. As of March 31, 2009, the maximum combined threshold for all counterparties under a single credit support provider over all legal entities that use derivatives is $40. Based on the contractual terms of the collateral agreements, these thresholds may be immediately reduced due to a downgrade in a counterparty’s credit rating. For further discussion, see the Derivative Commitments section of Note 9 of the Condensed Consolidated Financial Statements.
For the three months ended March 31, 2009, the Company has incurred no losses on derivative instruments due to counterparty default.
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
The credit default swaps are carried on the balance sheet at fair value. The Company received upfront premium payments on certain credit default swaps, which reduces the Company’s overall credit exposure. The following table summarizes the credit default swaps used by the Company to manage credit risk within the portfolio, excluding credit default swaps in offsetting positions which had a notional amount of $1.4 billion as of March 31, 2009.
Credit Default Swaps

	March 31, 2009			December 31, 2008
		Initial			Initial
	Notional	Premium		Notional	Premium
	Amount	Received	Fair Value	Amount	Received	Fair Value

Assuming credit risk	$830	$—	$(369)	$834	$(1)	$(306)
Reducing credit risk	3,126	(1)	171	2,633	(1)	246

Total credit default swaps	$3,956	$(1)	$(198)	$3,467	$(2)	$(60)

As of March 31, 2009, the Company continued to reduce overall credit risk exposure to general credit spread movements within its fixed maturity portfolio by increasing the notional amount of the credit default swaps that reduce credit risk. The Company’s credit default swap portfolio has experienced and may continue to experience market value fluctuations based upon certain market conditions, including credit spread movement of specific referenced entities. For the three months ended March 31, 2009, the Company realized losses of $146, including periodic net coupon settlements, on credit default swaps. The loss on credit derivatives that reduce credit risk was primarily due to corporate credit spreads tightening while the loss on credit derivatives that assume credit risk was primarily driven by credit spreads widening on certain credit default basket swaps.
Available-for-Sale Securities
The following table presents the Company’s fixed maturities by credit quality. The ratings referenced below are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company’s internal analysis of such securities.
Fixed Maturities by Credit Quality

	March 31, 2009			December 31, 2008
			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value

United States Government/Government agencies	$6,887	$6,911	18.7%	$7,200	$7,289	18.4%
AAA	9,114	6,612	18.0%	10,316	7,368	18.6%
AA	5,836	4,114	11.1%	7,304	5,704	14.4%
A	11,466	9,384	25.4%	11,590	9,626	24.4%
BBB	10,603	8,389	22.7%	10,292	8,288	21.0%
BB & below	2,608	1,501	4.1%	1,742	1,285	3.2%

Total fixed maturities	$46,514	$36,911	100.0%	$48,444	$39,560	100.0%

The movement within the Company’s investment ratings as a percentage of total fixed maturities since December 31, 2008 is primarily attributable to recent rating agency downgrades. Offsetting the aforementioned downgrades were efforts to reallocate the portfolio to higher quality, risk-averse securities.

The following table presents the Company’s available-for-sale securities by type.
Available-for-Sale Securities by Type

	March 31, 2009					December 31, 2008
	Cost or	Gross	Gross		Percent of Total	Cost or	Gross	Gross		Percent of Total
	Amortized	Unrealized	Unrealized	Fair	Fair	Amortized	Unrealized	Unrealized	Fair	Fair
	Cost	Gains	Losses	Value	Value	Cost	Gains	Losses	Value	Value

Fixed maturities, available-for-sale
ABS
CLOs [1]	$2,089	$—	$(588)	$1,501	4.1%	$2,107	$—	$(537)	$1,570	4.0%
Consumer loans	1,795	—	(554)	1,241	3.3%	1,880	—	(512)	1,368	3.4%
RMBS [2]	2,042	7	(969)	1,080	2.9%	2,171	4	(769)	1,406	3.6%
Other [3]	927	5	(346)	586	1.6%	937	5	(316)	626	1.6%
CMBS
Agency backed [4]	171	11	—	182	0.5%	243	8	—	251	0.6%
Bonds	6,976	6	(2,741)	4,241	11.5%	7,160	1	(2,719)	4,442	11.2%
CRE CDOs	1,553	4	(1,251)	306	0.8%	1,566	2	(1,170)	398	1.0%
IOs	808	11	(158)	661	1.8%	840	12	(196)	656	1.7%
CMOs
Agency backed	511	42	(2)	551	1.5%	539	30	(3)	566	1.4%
Non-agency backed [5]	305	—	(111)	194	0.5%	320	—	(102)	218	0.6%
Corporate
Basic industry	1,560	74	(214)	1,420	3.8%	1,459	5	(233)	1,231	3.1%
Capital goods	1,771	18	(196)	1,593	4.3%	1,656	26	(201)	1,481	3.7%
Consumer cyclical	1,535	2	(172)	1,365	3.7%	1,588	29	(244)	1,373	3.5%
Consumer non-cyclical	2,922	53	(132)	2,843	7.7%	2,455	46	(172)	2,329	5.9%
Energy	1,651	15	(146)	1,520	4.1%	1,320	19	(118)	1,221	3.1%
Financial services	4,900	101	(1,315)	3,686	10.0%	5,563	163	(994)	4,732	12.0%
Tech. & comm.	2,582	33	(225)	2,390	6.5%	2,597	69	(248)	2,418	6.1%
Transportation	469	5	(86)	388	1.1%	410	8	(67)	351	0.9%
Utilities	3,318	46	(297)	3,067	8.3%	3,189	76	(376)	2,889	7.3%
Other [6]	1,097	5	(296)	806	2.2%	1,015	—	(305)	710	1.8%
Gov./Gov. agencies
Foreign	407	17	(21)	403	1.1%	2,094	86	(33)	2,147	5.4%
United States	4,848	52	(116)	4,784	13.0%	5,033	75	(39)	5,069	12.8%
MBS	1,357	39	(2)	1,394	3.8%	1,385	23	(5)	1,403	3.5%
Municipal	920	4	(215)	709	1.9%	917	8	(220)	705	1.8%

Fixed maturities, available-for-sale	46,514	550	(10,153)	36,911	100.0%	48,444	695	(9,579)	39,560	100.0%
Equity securities, available-for-sale
Financial Services	326	—	(167)	159		334	—	(107)	227
Other	207	3	(60)	150		280	4	(77)	207

Total equity securities, available-for-sale	533	3	(227)	309		614	4	(184)	434

Total securities, available-for-sale	$47,047	$553	$(10,380)	$37,220		$49,058	$699	$(9,763)	$39,994

[1]	As of March 31, 2009, 99% of these senior secured bank loan CLOs were AAA rated with an average subordination of 29%.

[2]	Includes securities with an amortized cost and fair value of $8 and $6, respectively, as of March 31, 2009 and $9 and $6, respectively, as of December 31, 2008, which were backed by pools of loans issued to prime borrowers, and $84 and $48, respectively, as of March 31, 2009 and $86 and $58, respectively, as of December 31, 2008, which were backed by pools of loans issued to Alt-A borrowers.

[3]	Includes CDO securities with an amortized cost and fair value of $7 and $3, respectively, as of March 31, 2009 and $8 and $5, respectively, as of December 31, 2008, that contain a sub-prime residential mortgage loan component.

[4]	Represents securities with pools of loans by the Small Business Administration whose issued loans are backed by the full faith and credit of the U.S. government.

[5]	Includes securities with an amortized cost and fair value of $164 and $97, respectively, as of March 31, 2009 and $170 and $108, respectively, as of December 31, 2008, which were backed by pools of loans issued to Alt-A borrowers.

[6]	Includes structured investments with an amortized cost and fair value of $325 and $209, respectively, as of March 31, 2009 and $326 and $222, respectively, as of December 31, 2008. The underlying securities supporting these investments are primarily diversified pools of investment grade corporate issuers which can withstand a 15% cumulative default rate, assuming a 35% recovery.
The Company’s investment sector allocations as a percentage of total fixed maturities that have changed most significantly since December 31, 2008 are corporate and foreign government securities. The shift in corporate securities from financial services to consumer non-cyclical and other recession resistant sectors was primarily due to efforts to reallocate the portfolio to higher quality, risk-averse securities.
The available-for-sale net unrealized loss position increased $763 billion since December 31, 2008 primarily as a result of rising interest rates and credit spread widening on the financial services and home equity sectors. Credit spreads widened primarily due to a global recession, continued deterioration in the U.S. housing market, and the market’s flight to quality securities. The sectors most significantly impacted include financial services, residential and commercial mortgage-backed, and consumer-loan backed investments. The following sections illustrate the Company’s holdings and provide commentary on these sectors.
Financial Services
While financial services companies remain under stress, the many government actions taken throughout 2008 and into 2009 to address the seizure in the financial and capital markets have provided some stability to the financial system. Following the introduction of Treasury’s Capital Purchase Program (“CPP”) and the establishment of the FDIC Temporary Liquidity Guarantee Program (“TLGP”) in 2008, the Treasury Department introduced a comprehensive Financial Stability Plan in February 2009. The Financial Stability Plan provides for additional measures designed to provide capital relief to financial institutions through a Capital Assistance Program, a means for financial institutions to dispose of troubled assets through a Public-Private Investment Fund (“PPIF”), and the commitment of additional funds to support consumer and business lending through the Term Asset-Backed Securities Loan Facility (“TALF”). Financial services companies continue to face a very difficult macroeconomic environment and remain vulnerable to deteriorating asset performance and quality, weak earnings prospects and pressured capital positions. It is still too early to determine the ultimate impact of the measures outlined in the Financial Stability Plan.
The Company has exposure to the financial services sector predominantly through banking, insurance and finance firms. A comparison of fair value to amortized cost is not indicative of the pricing of individual securities as impairments have occurred. The following table represents the Company’s exposure to the financial services sector included in the corporate and equity securities, available-for-sale lines in the Available-for-Sale Securities by Type table above.
Financial Services by Credit Quality [1]

		March 31, 2009		December 31, 2008
			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value

AAA	$173	$181	4.7%	$463	$394	8.0%
AA	1,331	1,068	27.8%	1,422	1,240	25.0%
A	2,681	2,050	53.3%	3,386	2,834	57.1%
BBB	606	417	10.8%	537	411	8.3%
BB & below	435	129	3.4%	89	80	1.6%

Total	$5,226	$3,845	100.0%	$5,897	$4,959	100.0%

[1]	The credit qualities above include downgrades that have shifted the portfolio from higher rated assets to lower rated assets since December 31, 2008.
Sub-Prime Residential Mortgage Loans
The Company has exposure to sub-prime and Alt-A residential mortgage-backed securities included in the Available-for-Sale Securities by Type table above. These securities continue to be affected by uncertainty surrounding the decline in home prices, negative technical factors and deterioration in collateral performance.
The following table presents the Company’s exposure to ABS supported by sub-prime mortgage loans by current credit quality and vintage year, including direct investments in CDOs that contain a sub-prime loan component, included in the RMBS and ABS Other line in the Available-for-Sale Securities by Type table above. A comparison of fair value to amortized cost is not indicative of the pricing of individual securities as impairments have occurred. Credit protection represents the current weighted average percentage, excluding wrapped securities, of the outstanding capital structure subordinated to the Company’s investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. The table below excludes the Company’s exposure to Alt-A residential mortgage loans, with an amortized cost and fair value of $248 and $145, respectively, as of March 31, 2009 and $256 and $166, respectively, as of December 31, 2008. These securities were primarily backed by 2007 vintage year collateral.
Sub-Prime Residential Mortgage Loans [1] [2] [3] [4] [5]

	March 31, 2009
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$22	$16	$123	$91	$44	$28	$20	$12	$34	$22	$243	$169
2004	106	78	301	192	—	—	8	4	—	—	415	274
2005	64	38	324	198	137	59	138	34	99	35	762	364
2006	31	30	27	10	12	9	76	20	188	65	334	134
2007	12	3	16	2	10	9	10	3	155	71	203	88

Total	$235	$165	$791	$493	$203	$105	$252	$73	$476	$193	$1,957	$1,029

Credit protection	40.8%		50.8%		41.0%		34.4%		27.1%		41.7%

	December 31, 2008
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$26	$22	$129	$109	$48	$35	$17	$13	$34	$19	$254	$198
2004	108	79	303	240	—	—	8	7	—	—	419	326
2005	73	56	525	353	138	70	24	16	22	18	782	513
2006	45	41	109	50	10	5	87	35	96	36	347	167
2007	42	27	40	9	33	15	35	19	132	73	282	143

Total	$294	$225	$1,106	$761	$229	$125	$171	$90	$284	$146	$2,084	$1,347

Credit protection	39.3%		48.3%		32.1%		23.5%		20.1%		41.4%

[1]	The vintage year represents the year the underlying loans in the pool were originated.

[2]	Includes second lien residential mortgages with an amortized cost and fair value of $102 and $39, respectively, as of March 31, 2009 and $120 and $60, respectively, as of December 31, 2008, which are composed primarily of loans to prime and Alt-A borrowers.

[3]	As of March 31, 2009, the weighted average life of the sub-prime residential mortgage portfolio was 3.8 years.

[4]	Approximately 89% of the portfolio is backed by adjustable rate mortgages.

[5]	The credit qualities above include downgrades that have shifted the portfolio from higher rated assets to lower rated assets since December 31, 2008.
Commercial Mortgage Loans
The Company has observed weakness in commercial real estate market fundamentals and expects continued pressure on these fundamentals including increased vacancies, rising delinquencies, lower rent growth and declining property values. The following tables present the Company’s exposure to CMBS bonds, CRE CDOs and IOs by current credit quality and vintage year, included in the CMBS lines in the Available-for-Sale Securities by Type table above. A comparison of fair value to amortized cost is not indicative of the pricing of individual securities as impairments have occurred. Credit protection represents the current weighted average percentage of the outstanding capital structure subordinated to the Company’s investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. This credit protection does not include any equity interest or property value in excess of outstanding debt.
CMBS — Bonds [1] [2]

	March 31, 2009
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$1,412	$1,341	$249	$172	$71	$38	$11	$8	$23	$14	$1,766	$1,573
2004	363	319	53	25	41	17	20	9	—	—	477	370
2005	556	421	231	96	188	78	84	45	8	4	1,067	644
2006	1,603	926	192	66	439	154	322	110	127	31	2,683	1,287
2007	447	208	246	84	88	22	113	29	89	24	983	367

Total	$4,381	$3,215	$971	$443	$827	$309	$550	$201	$247	$73	$6,976	$4,241

Credit protection	25.4%		19.5%		12.9%		8.1%		4.0%		20.9%

December 31, 2008
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$1,492	$1,365	$259	$179	$71	$40	$11	$8	$23	$16	$1,856	$1,608
2004	365	317	53	22	41	15	20	8	—	—	479	362
2005	561	428	243	93	235	109	48	23	—	—	1,087	653
2006	1,732	1,025	228	76	353	140	354	129	39	12	2,706	1,382
2007	528	256	263	90	102	31	134	59	5	1	1,032	437

Total	$4,678	$3,391	$1,046	$460	$802	$335	$567	$227	$67	$29	$7,160	$4,442

Credit protection	24.7%		18.6%		12.6%		4.9%		4.3%		20.6%

[1]	The vintage year represents the year the pool of loans was originated.

[2]	The credit qualities above include downgrades that have shifted the portfolio from higher rated assets to lower rated assets since December 31, 2008.
CMBS — CRE CDOs [1] [2] [3] [4]

March 31, 2009
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$39	$11	$39	$16	$64	$13	$160	$18	$59	$24	$361	$82
2004	19	7	74	6	36	1	32	9	26	21	187	44
2005	21	3	74	3	59	5	22	9	25	13	201	33
2006	157	12	77	4	89	15	26	17	15	18	364	66
2007	101	24	101	3	123	11	11	18	9	7	345	63
2008	37	8	18	1	23	2	2	4	3	2	83	17
2009	4	1	3	—	5	—	—	—	—	—	12	1

Total	$378	$66	$386	$33	$399	$47	$253	$75	$137	$85	$1,553	$306

Credit protection	25.1%		13.4%		18.5%		37.9%		38.2%		23.7%

December 31, 2008
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$127	$43	$90	$28	$59	$14	$48	$6	$30	$5	$354	$96
2004	118	35	16	5	31	9	12	2	13	2	190	53
2005	71	29	58	12	56	10	10	2	1	—	196	53
2006	222	68	83	18	74	19	15	2	—	—	394	107
2007	126	40	106	19	101	10	11	1	—	—	344	70
2008	39	11	22	5	24	3	3	—	—	—	88	19

Total	$703	$226	$375	$87	$345	$65	$99	$13	$44	$7	$1,566	$398

Credit protection	27.1%		21.3%		17.9%		17.0%		57.5%		23.9%

[1]	The vintage year represents the year that the underlying collateral in the pool was originated. Individual CDO market value is allocated by the proportion of collateral within each vintage year.

[2]	As of March 31, 2009, approximately 29% of the underlying CMBS CRE CDO collateral are seasoned, below investment grade securities.

[3]	For certain CDOs, the collateral manager has the ability to reinvest proceeds that become available, primarily from collateral maturities. The increase in the 2008 and 2009 vintage years represents reinvestment under these CDOs.

[4]	The credit qualities above include downgrades that have shifted the portfolio from higher rated assets to lower rated assets since December 31, 2008.

CMBS — IOs [1] [2]

	March 31, 2009								December 31, 2008
	AAA		A		BBB		Total		AAA
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$284	$264	$—	$—	$—	$—	$284	$264	$295	$287
2004	151	131	—	—	—	—	151	131	158	119
2005	190	146	—	—	1	1	191	147	200	136
2006	88	54	3	3	—	—	91	57	93	54
2007	91	62	—	—	—	—	91	62	94	60

Total	$804	$657	$3	$3	$1	$1	$808	$661	$840	$656

[1]	The vintage year represents the year the pool of loans was originated

[2]	The credit qualities above include downgrades that have shifted the portfolio from higher rated assets to lower rated assets since December 31, 2008.
ABS Consumer Loans
The Company continues to see weakness in consumer credit fundamentals. Rising delinquency and loss rates have been driven by the recessionary economy and higher unemployment rates. Delinquencies and losses on consumer loans rose during the three months ended March 31, 2009 and the Company expects this trend to continue throughout the year. However, the Company expects its ABS consumer loan holdings to face limited credit concerns, as the borrower collateral quality and structural credit enhancement of the securities are sufficient to absorb a significantly higher level of defaults than are currently anticipated. The following table presents the Company’s exposure to ABS consumer loans by credit quality, included in the ABS consumer loans line in the Available-for-Sale Securities by Type table above.
ABS Consumer Loans

March 31, 2009
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

Auto [1]	$34	$27	$77	$54	$176	$129	$118	$87	$18	$11	$423	$308
Credit card [2]	302	290	6	4	42	33	270	198	57	34	677	559
Student loan [3]	272	121	303	195	120	58	—	—	—	—	695	374

Total [4]	$608	$438	$386	$253	$338	$220	$388	$285	$75	$45	$1,795	$1,241

December 31, 2008
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

Auto [1]	$108	$84	$7	$6	$142	$103	$160	$123	$15	$10	$432	$326
Credit card [2]	313	273	6	4	97	86	278	197	57	39	751	599
Student loan [3]	272	143	306	229	119	71	—	—	—	—	697	443

Total [4]	$693	$500	$319	$239	$358	$260	$438	$320	$72	$49	$1,880	$1,368

[1]	As of March 31, 2009, approximately 11% of the auto consumer loan-backed securities were issued by lenders whose primary business is to sub-prime borrowers.

[2]	As of March 31, 2009, approximately 9% of the securities were issued by lenders that lend primarily to sub-prime borrowers.

[3]	As of March 31, 2009, approximately half of the student loan-backed exposure is guaranteed by the Federal Family Education Loan Program, with the remainder comprised of loans to prime-borrowers.

[4]	The credit qualities above include downgrades that have shifted the portfolio from higher rated assets to lower rated assets since December 31, 2008.

Security Unrealized Loss Aging
The following table presents the Company’s unrealized loss aging for available-for-sale securities by length of time the security was in a continuous unrealized loss position.
Consolidated Securities

	March 31, 2009				December 31, 2008
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
	Items	Cost	Value	Loss	Items	Cost	Value	Loss

Three months or less	615	$7,391	$6,188	$(1,203)	1,039	$11,458	$10,538	$(920)
Greater than three to six months	581	4,188	3,505	(683)	596	3,599	2,817	(782)
Greater than six to nine months	495	3,322	2,595	(727)	535	4,554	3,735	(819)
Greater than nine to twelve months	459	4,077	3,306	(771)	360	3,107	2,183	(924)
Greater than twelve months	1,706	16,567	9,571	(6,996)	1,626	16,303	9,985	(6,318)

Total	3,856	$35,545	$25,165	$(10,380)	4,156	$39,021	$29,258	$(9,763)

The following tables present the Company’s unrealized loss aging for available-for-sale securities by length of time the security was in a continuous greater than 20% unrealized loss position.
Securitized Assets Depressed over 20%

	March 31, 2009				December 31, 2008
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss

Three months or less	284	$3,722	$2,256	$(1,466)	652	$7,786	$4,561	$(3,225)
Greater than three to six months	397	4,369	2,238	(2,131)	119	1,122	444	(678)
Greater than six to nine months	114	1,035	371	(664)	89	1,145	458	(687)
Greater than nine to twelve months	87	1,093	321	(772)	143	1,363	391	(972)
Greater than twelve months	172	1,608	304	(1,304)	31	311	57	(254)

Total	1,054	$11,827	$5,490	$(6,337)	1,034	$11,727	$5,911	$(5,816)

All Other Securities Depressed over 20%

	March 31, 2009				December 31, 2008
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss

Three months or less	278	$2,520	$1,694	$(826)	564	$6,359	$4,188	$(2,171)
Greater than three to six months	312	3,804	2,270	(1,534)	28	238	124	(114)
Greater than six to nine months	21	214	103	(111)	14	173	102	(71)
Greater than nine to twelve months	12	96	41	(55)	11	199	112	(87)
Greater than twelve months	11	195	62	(133)	—	—	—	—

Total	634	$6,829	$4,170	$(2,659)	617	$6,969	$4,526	$(2,443)

Consolidated Securities Depressed over 20%

	March 31, 2009				December 31, 2008
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss

Three months or less	562	$6,242	$3,950	$(2,292)	1,216	$14,145	$8,749	$(5,396)
Greater than three to six months	709	8,173	4,508	(3,665)	147	1,360	568	(792)
Greater than six to nine months	135	1,249	474	(775)	103	1,318	560	(758)
Greater than nine to twelve months	99	1,189	362	(827)	154	1,562	503	(1,059)
Greater than twelve months	183	1,803	366	(1,437)	31	311	57	(254)

Total	1,688	$18,656	$9,660	$(8,996)	1,651	$18,696	$10,437	$(8,259)

The following tables present the Company’s unrealized loss aging for available-for-sale securities (included in the tables above) by length of time the security was in a continuous greater than 50% unrealized loss position.
Securitized Assets Depressed over 50%

	March 31, 2009				December 31, 2008
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss

Three months or less	278	$3,128	$1,184	$(1,944)	430	$5,072	$1,716	$(3,356)
Greater than three to six months	243	2,933	740	(2,193)	37	299	50	(249)
Greater than six to nine months	34	298	33	(265)	24	194	32	(162)
Greater than nine to twelve months	24	191	27	(164)	2	7	1	(6)
Greater than twelve months	2	7	1	(6)	—	––	––	––

Total	581	$6,557	$1,985	$(4,572)	493	$5,572	$1,799	$(3,773)

All Other Securities Depressed over 50%

	March 31, 2009				December 31, 2008
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss

Three months or less	108	$1,508	$589	$(919)	74	$832	$352	$(480)
Greater than three to six months	21	236	77	(159)	—	––	––	––
Greater than six to nine months	—	––	––	––	—	––	––	––
Greater than nine to twelve months	—	––	––	––	—	––	––	––
Greater than twelve months	—	––	––	––	—	––	––	––

Total	129	$1,744	$666	$(1,078)	74	$832	$352	$(480)

Consolidated Securities Depressed over 50%

	March 31, 2009				December 31, 2008
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss

Three months or less	386	$4,636	$1,773	$(2,863)	504	$5,904	$2,068	$(3,836)
Greater than three to six months	264	3,169	817	(2,352)	37	299	50	(249)
Greater than six to nine months	34	298	33	(265)	24	194	32	(162)
Greater than nine to twelve months	24	191	27	(164)	2	7	1	(6)
Greater than twelve months	2	7	1	(6)	—	—	—	—

Total	710	$8,301	$2,651	$(5,650)	567	$6,404	$2,151	$(4,253)

Securitized Assets
The majority of securitized assets depressed over 20%, as well as over 50% for six consecutive months or greater are primarily related to CMBS and RMBS. Based upon the Company’s cash flow modeling, which shows no expectation of loss of principal and interest, and the Company’s assertion of its intent and ability to retain the securities until recovery, it has been determined that these securities are temporarily impaired as of March 31, 2009.
All Other Securities
The majority of all other securities depressed over 20%, as well as over 50% for six consecutive months or greater primarily relate to financial services sector securities that have experience significant price deterioration. Based upon the Company’s analysis of these securities and current macroeconomic conditions, the Company expects to see significant price recovery on these securities and these securities continue to pay in accordance with their contractual terms; therefore, the Company has determined that these securities are temporarily impaired as of March 31, 2009. For further discussion on these securities, see the discussion below the “Available-for-Sale Securities by Type” table in this section above.
Future changes in the fair value of the investment portfolio are primarily dependent on the extent of future issuer credit losses, return of liquidity and changes in general market conditions, including interest rates and credit spread movements.
As part of the Company’s ongoing security monitoring process by a committee of investment and accounting professionals, the Company has reviewed its investment portfolio and concluded that there were no additional other-than-temporary impairments as of March 31, 2009 and December 31, 2008. During this analysis, the Company asserts its intent and ability to retain until recovery those securities judged to be temporarily impaired. Once identified, these securities are systematically restricted from trading unless approved by the committee. The committee will only authorize the sale of these securities based on predefined criteria that relate to events that could not have been reasonably foreseen at the time the committee rendered its judgment on the Company’s intent and ability to retain such securities until recovery. Examples of the criteria include, but are not limited to, the deterioration in the issuer’s creditworthiness, a change in regulatory requirements or a major business combination or major disposition.

The evaluation for other-than-temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments are other-than-temporary. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition and/or future prospects, the effects of changes in interest rates and/or credit spreads and the expected recovery period. In addition, for securitized assets with contractual cash flows (e.g., ABS and CMBS), projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral. As of March 31, 2009 and December 31, 2008, management’s expectation of the discounted future cash flows on these securities was in excess of the associated securities’ amortized cost. For a further discussion, see Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities discussion included in the Critical Accounting Estimates section of the MD&A and Other-Than-Temporary Impairments on Available-for-Sale Securities section in Note 1 of the Company’s 2008 Form 10-K Annual Report, and Future Adoption of New Accounting Standards section of Note 1 of the Condensed Consolidated Financial Statements.
CAPITAL MARKETS RISK MANAGEMENT
The Company has a disciplined approach to managing risks associated with its capital markets and asset/liability management activities. Investment portfolio management is organized to focus investment management expertise on the specific classes of investments, while asset/liability management is the responsibility of a dedicated risk management unit supporting the Company. Derivative instruments are utilized in compliance with established Company policy and regulatory requirements and are monitored internally and reviewed by senior management. During the first quarter of 2009, a global recession, continued deterioration in the U.S. housing market, and the market’s flight to quality securities contributed to increased unrealized losses on the Company’s investment portfolio.
Market Risk
The Company is exposed to market risk, primarily relating to the market price and/or cash flow variability associated with changes in interest rates, credit spreads including issuer defaults, equity prices or market indices, and foreign currency exchange rates. The Company is also exposed to credit and counterparty repayment risk. The Company analyzes interest rate risk using various models including parametric models that forecast cash flows of the liabilities and the supporting investments, including derivative instruments, under various market scenarios. For further discussion of market risk see the Capital Markets Risk Management section of the MD&A in the Company’s 2008 Form 10-K Annual Report.
Interest Rate Risk
The Company’s exposure to interest rate risk relates to the market price and/or cash flow variability associated with the changes in market interest rates. The Company manages its exposure to interest rate risk through asset allocation limits, asset/liability duration matching and through the use of derivatives. For further discussion of interest rate risk, see the Interest Rate Risk discussion within the Capital Markets Risk Management section of the MD&A in the Company’s 2008 Form 10-K Annual Report.
The Company is also exposed to interest rate risk based upon the discount rate assumption associated with the Parent’s pension and other postretirement benefit obligations. The discount rate assumption is based upon an interest rate yield curve comprised of bonds rated Aa or higher with maturities primarily between zero and thirty years. For further discussion of interest rate risk associated with the benefit obligations, see the Critical Accounting Estimates section of the MD&A under Pension and Other Postretirement Benefit Obligations and Note 14 of the Company’s 2008 Form 10-K Annual Report.
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
The Company has developed credit exposure thresholds which are based upon counterparty ratings. The maximum uncollateralized threshold for a derivative counterparty for a single legal entity is $10. The Company currently transacts derivatives in two legal entities and therefore the maximum combined threshold for a single counterparty over all legal entities that use derivatives is $20. In addition, the Company may have exposure to multiple counterparties in a single corporate family due to a common credit support provider. As of

March 31, 2009, the maximum combined threshold for all counterparties under a single credit support provider over all legal entities that use derivatives is $40. Based on the contractual terms of the collateral agreements, these thresholds may be immediately reduced due to a downgrade in a counterparty’s credit rating. For further discussion, see the Derivative Commitments section of Note 9 of the Condensed Consolidated Financial Statements.
In addition to counterparty credit risk, the Company enters into credit derivative instruments, including credit default, index and total return swaps, in which the Company assumes credit risk from or reduces credit risk to a single entity, referenced index, or asset pool, in exchange for periodic payments. For further information on credit derivatives, see the “Investment Credit Risk” section.
The Company is also exposed to credit spread risk related to security market price and cash flows associated with changes in credit spreads. Credit spread widening will reduce the fair value of the investment portfolio and will increase net investment income on new purchases. This will also result in losses associated with credit based non-qualifying derivatives where the Company assumes credit exposure. If issuer credit spreads increase significantly or for an extended period of time, it may result in higher other-than-temporary impairments. Credit spread tightening will reduce net investment income associated with new purchases of fixed maturities and increase the fair value of the investment portfolio. Credit spread widening in certain sectors resulted in an increase in the Company’s unrealized losses. For further discussion of sectors most significantly impacted, see the “Investment Credit Risk” section. Also, see “Capital Resources and Liquidity” for a discussion of the movements of credit spread impacts on the Company’s statutory financial results as it relates to the accounting and reporting for market value fixed annuities.
Equity Products Risk
The Company’s operations are significantly influenced by changes in the equity markets, primarily in the U.S., Japanese and other global markets. Appreciation or depreciation in equity markets impacts certain assets and liabilities related to the Company’s variable products and the Company’s earnings derived from those products. The Company’s variable products include variable annuities, mutual funds, and variable life insurance sold to retail and institutional customers. These variable products may include product guarantees such as guaranteed minimum withdrawal benefits (GMWB), guaranteed minimum death benefits (GMDB), and guaranteed minimum income benefits (GMIB). The Company also reinsures GMWB, GMDB and GMIB benefits issued by HLIKK, an affiliate of the Company.
Substantially all of the Company’s variable annuity contracts contain GMDBs and a portion of those contracts also contain GMWBs. The Company’s maximum exposures disclosed below for death and living benefits are calculated independently; however, these exposures are substantially overlapping.
Generally, declines in equity markets, such as those experienced in 2008 and 2009, will and did:
•	reduce the value of assets under management and the amount of fee income generated from those assets;
•	increase the liability for direct GMWB benefits, and reinsured GMWB and GMIB benefits, resulting in realized capital losses;
•	increase the value of derivative assets used to hedge product guarantees resulting in realized capital gains;
•	increase costs under the Company’s hedging program;
•	increase the Company’s net amount at risk for GMDB benefits;
•	decrease the Company’s actual gross profits, resulting in a negative true-up to current period DAC amortization;
•	increase the amount of required statutory capital necessary to maintain targeted risk based capital (RBC) ratios;
•	turn customer sentiment toward equity-linked products negative, causing a decline in sales; and
•	cause a significant decrease in the estimates of future gross profits used in the Company’s quantitative estimates of gross profits under the Company’s stochastic DAC methodology. As a result, during the first quarter of 2009, the Company’s estimates of gross profits were determined to be unreasonable, and the Company recorded an unlock charge of $1.1 billion after-tax. See Life Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts within Critical Accounting Estimates for further information on DAC and related equity market sensitivities.
GMWB and Intercompany Reinsurance of GMWB and GMIB
The majority of the Company’s U.S. and U.K. variable annuities are sold with a GMWB living benefit rider, which is accounted for under SFAS 133. Declines in the equity market will increase the Company’s exposure to benefits, under the GMWB contracts, leading to an increase in the Company’s existing liability for those benefits.
For example, a GMWB contract is ‘in the money’ if the contract holder’s guaranteed remaining benefit (GRB) becomes greater than the account value. As of March 31, 2009 and December 31, 2008, 90% and 88%, respectively, of all unreinsured U.S. GMWB ‘in-force’ contracts were ‘in the money’. For U.S. and U.K. GMWB contracts that were ‘in the money’ the Company’s exposure to the GRB, after reinsurance, as of March 31, 2009 and December 31, 2008, was $9.2 billion and $7.6 billion, respectively.

However, the only ways the GMWB contract holder can monetize the excess of the GRB over the account value of the contract is upon death or if their account value is reduced to a contractually specified minimum level, through a combination of a series of withdrawals that do not exceed a specific percentage of the premiums paid per year and market declines. If the account value is reduced to the contractually specified minimum level, the contract holder will receive an annuity equal to the remaining GRB and, for the Company’s “life-time” GMWB products, the annuity can continue beyond the GRB. As the amount of the excess of the GRB over the account value can fluctuate with equity market returns on a daily basis, and the ultimate life-time GMWB payments can exceed the GRB, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than $9.2 billion. For additional information on the Company’s GMWB liability, see Note 3.
The Company enters into various reinsurance agreements to reinsure GMWB and GMIB benefits issued by HLIKK, an affiliate of the Company. For further discussion of transactions with affiliates, see Note 12. The reinsurance of GMWB and GMIB is accounted for as a freestanding derivative under SFAS 133 with changes in fair value recorded in realized capital gains (losses) in earnings.
GMDB and Intercompany Reinsurance of GMDB
The Company sells variable annuity contracts that offer various GMDBs. Declines in the equity market will increase the Company’s liability for death benefits under these contracts. The Company accounts for these GMDB liabilities under SOP 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts, and, as such, these liabilities are not carried at fair value under SFAS 157.
The Company’s total gross exposure (i.e., before reinsurance) to GMDBs as of March 31, 2009 is $36 billion. The Company will incur these GMDB payments in the future only if the policyholder has an in-the-money GMDB benefit at their time of death. The Company currently reinsures 48% of these GMDB benefit guarantees. Under certain of these reinsurance agreements, the reinsurers’ exposure is subject to an annual cap. For these products, the Company’s net exposure (i.e. after reinsurance), referred to as the retained net amount at risk, is $18.7 billion, as of March 31, 2009. For additional information on the Company’s GMDB liability, see Note 7.
The Company enters into various reinsurance agreements to reinsure GMDB benefits issued by HLIKK, an affiliate of the Company. For further discussion of transactions with affiliates, see Note 12. The reinsurance of GMDBs is accounted for under SOP 03-1.
Product Guarantee Accounting Models
The accounting for various living and death benefit guarantees is significantly different and influences the form of risk management employed by the Company. GMWBs, and reinsurance of GMWBs and GMIBs, meet the definition of an embedded derivative under SFAS 133 and are recorded at fair value under SFAS 157, incorporating changes in equity indices and equity index volatility, with changes in fair value recorded in earnings. However, for other benefit guarantees, certain contract features that define how the contract holder can access the value and substance of the guaranteed benefit change the accounting from SFAS 133 to SOP 03-1. For contracts where the contract holder can only obtain the value of the guaranteed benefit upon the occurrence of an insurable event such as death (GMDB), the accounting for the benefit is prescribed by SOP 03-1. As a result of these significant accounting differences, the liability for guarantees recorded under SOP 03-1 is significantly different than if it was recorded under SFAS 133 and vice versa.
Equity Product Risk Management
The Company has made considerable investment in analyzing current and potential future market risk exposures arising from a number of factors, including but not limited to, product guarantees (GMDB, GMWB and reinsurance of GMIB, GMWB, and GMDB), equity market and interest rate risks (in the U.S., U.K. and Japan) and foreign currency exchange rates. The Company evaluates these risks individually and, increasingly, in the aggregate to determine the risk profiles of all of its products and to judge their potential impacts on financial metrics including U.S. GAAP earnings and statutory surplus. The Company manages the equity market, interest rate and foreign currency exchange risks embedded in these product guarantees through product design, reinsurance, customized derivatives, and dynamic hedging and macro hedging programs.
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
The Company also uses reinsurance to manage the risk exposure for a portion of the death benefit riders issued in the U.S.
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
Beginning in the fourth quarter of 2008, the global economy experienced severe weakening resulting from the dramatic decline in the equity markets, increasing equity index implied volatility, widening of credit spreads, significant declines in interest rates, and volatility in foreign currency exchanges rates. These significant and precipitous economic events increased, to varying degrees, the valuation of the Company’s exposure to death and living benefit guarantee liabilities, the statutory product guarantee liabilities, and the level of statutory surplus required to maintain the Company’s RBC ratios.
In response to these severe economic drivers, through the first quarter of 2009, the Company initiated a redesign of the variable annuity product suite strategy designed to lessen the financial risk of variable annuity product guarantees and increase the rider fees on new sales and on in-force, as contractually permitted. The Company will continue to hedge the risk of the product guarantees with a greater relative emphasis on protection of statutory surplus. This rebalancing of the hedging program affords an additional measure of protection to improve the Company’s capital efficiency in managing tail risk for statutory surplus during periods of declines in the equity markets. This shift in relative emphasis will likely result in greater U.S. GAAP earnings volatility.
In the first quarter of 2009, the rebalancing of variable annuity hedging programs resulted in the sale of certain derivative positions, a portion of which proceeds were used to purchase other derivatives for the protection of statutory surplus and the associated target RBC ratios. The Company maintains hedge positions on the S&P 500 index to economically hedge statutory reserves and to provide protection of statutory surplus arising primarily from GMDB and GMWB obligations. Refer to Footnote 5 for additional information on hedging derivatives.
The following table summarizes the Company’s U.S. GMWB account value by type of risk management strategy as of March 31, 2009:

			% of
		GMWB	GMWB
		Account	Account
Risk Management Strategy	Duration	Value	Value
Entire GMWB risk reinsured with a third party	Life of the product	$9,316	26%
Capital markets risk transferred to a third party – behavior risk retained by the Company	Designed to cover the effective life of the product	9,341	26%
Dynamic hedging of capital markets risk using various derivative instruments(1)	Weighted average of 5 years	16,983	48%
		$35,640	100%

(1)	Through the first quarter of 2009, the Company continued to maintain a reduced level of dynamic hedge protection on U.S. GAAP earnings while placing a greater relative emphasis on the protection of statutory surplus. This shift in emphasis includes the macro hedge program.
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
CAPITAL RESOURCES AND LIQUIDITY
Capital resources and liquidity represent the overall strength of Hartford Life Insurance Company and its ability to generate strong cash flows from each of the business segments, borrow funds at competitive rates and raise new capital to meet operating and growth needs over the next twelve months.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the Company’s financial strength ratings as set by nationally recognized statistical rating agencies. If the Company’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each such agreement. If the termination rights were to be exercised by the counterparties, it could impact the Company’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the Company. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of March 31, 2009, is $236. Of this $236, the Company has posted collateral of $226 in the normal course of business. Based on derivative market values as of March 31, 2009, a downgrade of one level below our current financial strength ratings by either Moody’s or S&P could require approximately an additional $14 to be posted as collateral.
The table below presents the aggregate notional amount and fair value of derivative relationships that could be subject to immediate termination in the event of further rating agency downgrades.

	As of March 31, 2009
Ratings levels	Notional Amount	Fair Value

Either BBB+ or Baa1	7,216	82
Both BBB+ and Baa1 [1] [2]	14,693	961

[1]	The notional amount and fair value include both the scenario where only one rating agency takes action to this level as well as where both rating agencies take action to this level..

[2]	With respect to a customized GMWB transaction reflecting a fair value of $486 and a notional amount of $4.7 billion, the Company has a contractual right to make a collateral payment in the amount of approximately $50 to prevent its termination.
Insurance Operations
As of March 31, 2009, the Company’s total assets under management were $252 billion. Of the total assets under management, approximately $173 billion is held in separate accounts, within mutual funds or were held in international statutory separate accounts. Mutual funds are not recorded on the Company’s balance sheet. The remaining $79 billion was held in the Company’s general account supported by the Company’s general account invested assets of $55.5 billion including a significant short-term investment position to meet liquidity needs. As of March 31, 2009 and December 31, 2008, the Company held total fixed maturity investments of $44.6 billion and $45.3 billion, respectively, of which $7.7 billion and $5.7 billion were short-term investments, respectively. As of March 31, 2009, the Company’s cash and short-term investments of $8.4 billion, included $2.3 billion of collateral received from, and held on behalf of, derivative counterparties and $599 of collateral pledged to derivative counterparties. The Company also held $4.8 billion of treasury securities, of which $226 had been pledged to derivative counterparties.
In the event customers elect to surrender separate account assets, international statutory separate accounts or retail mutual funds, the Company will use the proceeds from the sale of the assets to fund the surrender and the Company’s liquidity position will not be impacted. In many instances the Company will receive a percentage of the surrender amount as compensation for early surrender (surrender charge), increasing the Company’s liquidity position. In addition, a surrender of variable annuity separate account or general account assets (see below) will decrease the Company’s obligation for payments on guaranteed living and death benefits.
Capital resources available to fund liquidity, upon contract holder surrender, is a function of the legal entity in which the liquidity requirement resides. Generally, obligations of Individual Annuity and Individual Life will be generally funded by both Hartford Life Insurance Company and Hartford Life and Annuity Insurance Company; obligations of Retirement and Institutional will be generally funded by Hartford Life Insurance Company; and obligations of the Company’s European insurance operations will be generally funded by the legal entity in the country in which the obligation was generated.
$10.7 billion relates to the Company’s Retail Fixed MVA annuities that are held in a statutory separate account, but under U.S. GAAP are recorded in the general account as Fixed MVA annuity contract holders are subject to the Company’s credit risk. In the statutory separate account, the Company is required to maintain invested assets with a fair value equal to the market value adjusted surrender value of the Fixed MVA contract. In the event assets decline in value at a greater rate than the market value adjusted surrender value of the Fixed MVA contract, the Company is required to contribute additional capital to the statutory separate account. The Company will fund these required contributions with operating cash flows and short-term investments. In the event that operating cash flows or short-term investments are not sufficient to fund required contributions, the Company may have to sell other invested assets at a loss, potentially resulting in a decrease to statutory surplus. As the fair value of invested assets in the statutory separate account are generally equal to the market value adjusted surrender value of the Fixed MVA contract, surrender of Fixed MVA annuities will have an insignificant impact on the liquidity requirements of the Company.
Approximately $1.6 billion of GIC contracts are subject to discontinuance provisions which allow the policyholders to terminate their contracts prior to scheduled maturity at the lesser of the book value or market value. Generally, the market value adjustment is reflective of changes in interest rates and credit spreads. As a result, the market value adjustment feature in the GIC contract serves to protect the Company from interest rate risks and limit the Company’s liquidity requirements in the event of a surrender. Approximately $2.5 billion of funding agreements allow the policyholders to terminate at book value without a market value adjustment after a defined notice period typically of thirteen months. All policyholders with this provision have exercised it, and the associated account value will be paid out by December 31, 2009 and will be funded by cash flows from Institutional operations or existing short-term investments within the Institutional investment portfolio.
Surrenders of, or policy loans taken from, as applicable, the remaining $18.8 billion of general account liabilities, which include the general account option for Retail’s individual variable annuities and Individual Life’s variable life contracts, the general account option for Retirement Plan annuities and universal life contracts sold by Individual Life may be funded through operating cash flows of the Company, available short-term investments, or the Company may be required to sell fixed maturity investments to fund the surrender payment. Sales of fixed maturity investments could result in the recognition of significant realized losses and insufficient proceeds to fully fund the surrender amount. In this circumstance, the Company may need to acquire additional liquidity from the HFSG Holding Company or take other actions, including enforcing certain contract provisions which could restrict surrenders and/or slow or defer payouts.
Surrenders of term life and group benefits contracts will have no current effect on the Company’s liquidity requirements.
Consumer Notes
As of March 31, 2009 and December 31, 2008, $1.2 billion and $1.2 billion, respectively, of consumer notes were outstanding. As of March 31, 2009, these consumer notes have interest rates ranging from 4.0% to 6.3% for fixed notes and, for variable notes, based on March 31, 2009 rates, notes indexed to the consumer price index plus 80 to 267 basis points, or indexed to the S&P 500, Dow Jones Industrials, foreign currency, or the Nikkei 225. For the three months ended March 31, 2009 and 2008, interest credited to holders of consumer notes was $ 13 and $13, respectively.
For additional information regarding consumer notes, see Note 12 of Notes to Consolidated Financial Statements in The Company’s 2008 Form 10-K Annual Report.
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
On February 27, 2009, A.M. Best downgraded the Company’s insurer financial strength ratings to “A” from “A+”.
On March 3, 2009, S&P downgraded the Company’s insurer financial strength ratings to “A” from “A+”.
On March 30, 2009, Moody’s downgraded the Company’s insurer financial strength ratings to “A3” from “A1”.
The following table summarizes Hartford Life Insurance Company’s significant member companies’ financial ratings from the major independent rating organizations as of April 28, 2009:

	A.M. Best	Fitch	Standard & Poor’s	Moody’s

Insurance Ratings
Hartford Life Insurance Company	A	A	A	A3
Hartford Life and Annuity Insurance Company	A	A	A	A3
Hartford Life Limited (Ireland)	—	—	A	—
Other Ratings
Hartford Life Insurance Company:
Short Term Rating	—	—	A-1	P-2
Consumer Notes	a	A-	A	Baa1
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
The Company’s aggregate statutory capital and surplus, as prepared in accordance with the National Association of Insurance Commissioners’ Accounting Practices and Procedures Manual (“U.S. STAT”) was $5.0 billion as of March 31, 2009 and $4.1 billion as of December 31, 2008, respectively. The statutory surplus amount as of December 31, 2008 is based on actual statutory filings with the applicable regulatory authorities. The statutory surplus amount as of March 31, 2009, is an estimate, as the 2009 statutory filings have not yet been made.
The Company has received approval from the Connecticut Insurance Department regarding the use of two permitted practices in the statutory financial statements of its Connecticut-domiciled life insurance subsidiaries. The first permitted practice relates to the statutory accounting for deferred income taxes. The second permitted practice relates to the statutory reserving requirements for variable annuities with guaranteed living benefit riders. These permitted practices will expire in the fourth quarter of 2009.
As of March 31, 2009, the Company received a benefit to Statutory surplus of $248 related to the deferred income tax permitted practice and a Statutory surplus benefit of $722 related to the reserving permitted practice. When the reserving permitted practice expires in 2009, the Company will be required to adopt VACARVM which will differ from the current reserving standards. While it is difficult to predict what the ultimate impact of adopting VACARVM will be at December 31, 2009, the adoption will likely result in increased required reserves.
Risk-Based Capital
State insurance regulators and the NAIC have adopted risk-based capital requirements for life insurance companies to evaluate the adequacy of statutory capital and surplus appropriate for an insurance company to support its overall business operations based on its size and risk profile.
The calculation of certain risk based capital elements require the Company to project future tax benefits to offset projected losses. The realizeability of those tax benefits is subject to recoverability testing including the projection of future taxable income.
Equity Markets
For a discussion of the potential impact of the equity markets on capital and liquidity, see the Capital Markets Risk Management section under “Market Risk” above.
Contingencies
Legal Proceedings — For a discussion regarding contingencies related to the Company’s legal proceedings, please see Part II, Item 1, “Legal Proceedings”.
ACCOUNTING STANDARDS
For a discussion of accounting standards, see Note 1 of Notes to Consolidated Financial Statements included in the Company’s 2008 Form 10-K Annual Report and Note 1 of Notes to the Condensed Consolidated Financial Statements.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Capital Markets Risk Management section of Management’s Discussion and Analysis for a discussion of the Company’s market risk.
Item 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of March 31, 2009.
Changes in internal control over financial reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Broker Compensation Litigation — Following the New York Attorney General’s filing of a civil complaint against Marsh & McLennan Companies, Inc., and Marsh, Inc. (collectively, “Marsh”) in October 2004 alleging that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them, private plaintiffs brought several lawsuits against The Hartford predicated on the allegations in the Marsh complaint, to which The Hartford was not party. Among these is a multidistrict litigation in the United States District Court for the District of New Jersey. There are two consolidated amended complaints filed in the multidistrict litigation, one related to conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. The Company is named in the group benefits products complaint. The complaints assert, on behalf of a putative class of persons who purchased insurance through broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group benefits products complaint, claims under the Employee Retirement Income Security Act of 1974 (“ERISA”). The claims are predicated upon allegedly undisclosed or otherwise improper payments of contingent commissions to the broker defendants to steer business to the insurance company defendants. The district court has dismissed the Sherman Act and RICO claims in both complaints for failure to state a claim and has granted the defendants’ motions for summary judgment on the ERISA claims in the group- benefits products complaint. The district court further has declined to exercise supplemental jurisdiction over the state law claims, has dismissed those state law claims without prejudice, and has closed both cases. The plaintiffs have appealed the dismissal of claims in both consolidated amended complaints, except the ERISA claims.
Structured Settlement Class Action Litigation — In October 2005, a putative nationwide class action was filed in the United States District Court for the District of Connecticut against the Company and several of its subsidiaries on behalf of persons who had asserted claims against an insured of a Hartford property & casualty insurance company that resulted in a settlement in which some or all of the settlement amount was structured to afford a schedule of future payments of specified amounts funded by an annuity from a Hartford life insurance company (“Structured Settlements”). The operative complaint alleges that since 1997 the Company has systematically deprived the settling claimants of the value of their damages recoveries by secretly deducting 15% of the annuity premium of every Structured Settlement to cover brokers’ commissions, other fees and costs, taxes, and a profit for the annuity provider, and asserts claims under the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and state law. The plaintiffs seek compensatory damages, punitive damages, pre-judgment interest, attorney’s fees and costs, and injunctive or other equitable relief. The Company vigorously denies that any claimant was misled or otherwise received less than the amount specified in the structured-settlement agreements. In March 2009, the district court certified a class for the RICO and fraud claims composed of all persons, other than those represented by a plaintiffs’ broker, who entered into a Structured Settlement since 1997 and received certain written representations about the cost or value of the settlement. The district court declined to certify a class for the breach-of-contract and unjust-enrichment claims. The Company has petitioned the United States Court of Appeals for the Second Circuit for permission to file an interlocutory appeal of the class-certification ruling. Proceedings in the district court are stayed until proceedings in the Second Circuit conclude.

Item 1A RISK FACTORS
The risk factor set forth below updates the risk factors section previously disclosed in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008
Persistent stress in financial markets and recessionary global economic conditions have continued to adversely affect our business and results.
Persistent stress in financial markets and recessionary global economic conditions have continued to adversely affect our operations and results in the first quarter of 2009, and the impact and potential effects of governmental stimulus, budgetary and other financial measures in the world’s major economies remain uncertain. Although there is no material net change in our capital position at March 31, 2009 compared with the end of 2008, our capital position is likely to remain under pressure if the recessionary economic environment is prolonged. In addition, our financial strength ratings were downgraded by the major rating agencies in the first quarter of 2009, with a negative outlook. Certain of our lines of business have been particularly adversely affected by these conditions.
In light of these factors, we have been undertaking a wide-ranging review of initiatives to stabilize our ratings and to mitigate and reduce risks associated with various business lines (including product and pricing changes) and our investment portfolio. We have also been reviewing a number of strategic alternatives that could reduce risk and help stabilize ratings by improving the Company’s capital position, including the restructuring, discontinuation or disposition of various business lines. In this regard, we have announced that we are suspending all new sales in our European Operations and we are evaluating strategic options with respect to our Institutional Markets businesses. Another potential source of capital that could help stabilize ratings is the Capital Purchase Program (“CPP”) administered by the U.S. Treasury Department. The Hartford’s application to participate in the CPP remains pending, and we cannot predict whether, when or in what amount participation may be approved. In addition, even if The Hartford’s application to participate in CPP is approved, we cannot guarantee that capital The Hartford receives under the CPP will be used to support the Company’s operations. Our actions to date and other initiatives we may undertake, and any participation in the CPP by The Hartford, may not be concluded successfully or on favorable terms and may not fully achieve the anticipated benefits. Any such actions or initiatives could also significantly change the structure of our operations and perceptions of our prospects and materially affect our results and financial position.
Item 6. EXHIBITS
See Exhibits Index on page 79.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HARTFORD LIFE INSURANCE COMPANY

/s/ Ernest M. McNeill Jr.
Ernest M. McNeill Jr.
Senior Vice President and Chief Accounting Officer April 30, 2009

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2009
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