Form 10-Q
period 2009-06-30
HARTFORD LIFE INSURANCE CO
filed 2009-07-29
CIK 45947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
As of July 22, 2009 there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant, all of which were directly owned by Hartford Life and Accident Insurance Company. The Hartford Financial Services Group, Inc. is the ultimate parent of the registrant.
The registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format

Item I.	FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of
Hartford Life Insurance Company
Hartford, Connecticut
We have reviewed the accompanying condensed consolidated balance sheet of Hartford Life Insurance Company and subsidiaries (the “Company”) as of June 30, 2009, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2009 and 2008, and changes in stockholder’s equity and cash flows for the six-month periods ended June 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2008, and the related consolidated statements of operations, changes in stockholder’s equity, and cash flows for the year then ended (not presented herein); and in our report dated February 11, 2009 (April 29, 2009 as to the effects of the change in reporting entity structure and the retrospective adoption of FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements described in Note 1 and 17), (which report includes an explanatory paragraph relating to the Company’s change in its method of accounting and reporting for the fair value measurement of financial instruments in 2008), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
DELOITTE & TOUCHE LLP
Hartford, Connecticut
July 29, 2009

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months ended		Six Months ended
	June 30,		June 30,
(In millions)	2009	2008	2009	2008
	(Unaudited)		(Unaudited)

Revenues
Fee income and other	$823	$1,133	$1,787	$2,213
Earned premiums	96	253	336	456
Net investment income (loss)
Securities available-for-sale and other	644	725	1,237	1,435
Equity securities, trading	120	(43)	9	(122)
Total net investment income	764	682	1,246	1,313
Net realized capital gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(411)	(90)	(590)	(314)
OTTI losses transferred to other comprehensive income	157	—	157	—

Net OTTI losses recognized in earnings	(254)	(90)	(433)	(314)
Net realized capital gains (losses), excluding net OTTI losses recognized in earnings	285	92	1,927	(1,396)

Total net realized capital gains (losses)	31	2	1,494	(1,710)
Total revenues	1,714	2,070	4,863	2,272

Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	662	948	2,325	1,873
Benefits, loss and loss adjustment expenses — returns credited on International unit-linked bonds and pension products	120	(43)	9	(122)
Insurance operating costs and other expenses	449	512	888	965
Amortization of deferred policy acquisition costs and present value of future profits	167	207	1,699	91
Dividends to policyholders	5	6	11	10

Total benefits, losses and expenses	1,403	1,630	4,932	2,817

Income (loss) before income tax expense (benefit)	311	440	(69)	(545)
Income tax expense (benefit)	94	75	(78)	(297)

Net income (loss)	217	365	9	(248)
Less: Net (income) loss attributable to the noncontrolling interest	(1)	(4)	(6)	42
Net income (loss) attributable to shareholder	$216	$361	$3	$(206)

See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30,	December
(In millions, except for share data)	2009	31, 2008
	(Unaudited)

Assets
Investments
Fixed maturities, available for sale, at fair value (amortized cost of $46,339 and $48,444)	$38,188	$39,560
Equity securities, trading, at fair value (cost of $2,477 and $1,830)	2,284	1,634
Equity securities, available-for-sale, at fair value (cost of $516 and $614)	370	434
Mortgage loans on real estate	4,718	4,896
Policy loans, at outstanding balance	2,152	2,154
Limited partnership and other alternative investments	793	1,033
Other investments	860	1,237
Short-term investments	6,494	5,742

Total investments	55,859	56,690
Cash	991	661
Premiums receivable and agents’ balances	24	25
Reinsurance recoverables	2,838	3,195
Deferred policy acquisition costs and present value of future profits	8,722	9,944
Deferred income taxes	3,040	3,444
Goodwill	470	462
Other assets	1,361	3,267
Separate account assets	133,933	130,171

Total assets	$207,238	$207,859

Liabilities
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	$11,614	$10,602
Other policyholder funds and benefits payable	46,469	52,647
Other policyholder funds and benefits payable — International unit-linked bonds and pension products	2,265	1,613
Consumer notes	1,199	1,210
Other liabilities	6,714	8,373
Separate account liabilities	133,933	130,171

Total liabilities	$202,194	$204,616

Commitments and Contingencies (Note 9)
Equity
Common stock — 1,000 shares authorized, issued and outstanding, par value $5,690	6	6
Additional paid in capital	7,065	6,157
Accumulated other comprehensive loss, net of tax	(3,986)	(4,531)
Retained earnings	1,872	1,446

Total stockholder’s equity	4,957	3,078

Noncontrolling interest	87	165

Total equity	5,044	3,243

Total liabilities and equity	$207,238	$207,859

See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements Of Changes In Equity

	Accumulated Other
(Unaudited)	Comprehensive Income (Loss)
			Net
			Unrealized
			Capital	Net (Loss)
			Gains	Gain On
			(Losses)	Cash Flow	Foreign			Non-
		Additional	On	Hedging	Currency			Controlling
	Common	Paid In	Securities,	Instruments,	Translation	Retained		Interest	Total
(In millions)	Stock	Capital	Net of Tax	Net of Tax	Adjustments	Earnings	Total S.E.	(note 13)	Equity

Six months ended June 30, 2009
Balance, December 31, 2008	6	6,157	(4,806)	440	(165)	1,446	3,078	165	3,243
Comprehensive income
Net income (loss)						3	3		3
Other comprehensive income, net of tax (1)
Net change in unrealized capital losses on securities (2)			1,163				1,163		1,163
Net gains (losses) on cash flow hedging instruments				(273)			(273)		(273)
Cumulative translation adjustments					117		117		117

Total other comprehensive income (loss)							1,007		1,007
Total comprehensive income (loss)							1,010		1,010

Capital contribution from parent		908					908		908
Dividends declared						(39)	(39)		(39)
Cumulative effect of accounting changes, net of DAC and tax			(462)			462	—		—

Change in noncontrolling interest ownership								(84)	(84)

Noncontrolling income (loss)								6	6

Balance, June 30, 2009	6	7,065	(4,105)	167	(48)	1,872	4,957	87	5,044

Six months ended June 30, 2008
Balance, December 31, 2007	6	3,746	(318)	(137)	8	5,315	8,620	255	8,875
Comprehensive income
Net income (loss)						(206)	(206)		(206)
Other comprehensive income, net of tax (1)
Net change in unrealized capital gains on securities (2)			(1,167)				(1,167)		(1,167)
Net losses on cash flow hedging instruments				2			2		2
Cumulative translation adjustments					18		18		18

Total other comprehensive income (loss)							(1,147)		(1,147)
Total comprehensive income (loss)							(1,353)		(1,353)

Capital contribution from parent		305					305		305
Dividends declared						(185)	(185)		(185)
Cumulative effect of accounting changes, net of tax (FSP 115-2)						(5)	(5)		(5)

Change in noncontrolling interest ownership								39	39

Noncontrolling income (loss)								(42)	(42)

Balance, June 30, 2008	6	4,051	(1,485)	(135)	26	4,919	7,382	252	7,634

(1)	Net change in unrealized capital gains on securities is reflected net of tax benefit and other items of $(626) and $628 for the six months ended June 30, 2009 and 2008, respectively. Net gain (loss) on cash flow hedging instruments is net of tax provision (benefit) of $147 and $(1) for the six months ended June 30, 2009 and 2008, respectively. There is no tax effect on cumulative translation adjustments.

(2)	There were reclassification adjustments for after-tax gains (losses) realized in net income of $(443) and $(286) for the six months ended June 30, 2009 and 2008, respectively.
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
(In millions)	2009	2008
	(Unaudited)
Operating Activities
Net income (loss)	$9	$(248)
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	1,699	91
Additions to deferred policy acquisition costs and present value of future profits	(366)	(676)
Change in:
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	1,012	379
Reinsurance recoverables	(300)	(13)
Receivables	4	324
Payables and accruals	(380)	(196)
Accrued and deferred income taxes	513	(225)
Net realized capital (gains) losses	(1,494)	1,710
Net receipts from investment contracts related to policyholder funds — International unit-linked bonds and pension products	357	482
Net increase in equity securities trading	(365)	(482)
Depreciation and amortization	95	285
Other, net	35	(378)

Net cash provided by operating activities	819	1,053

Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities and short-term investments, available-for-sale	25,703	6,058
Equity securities, available-for-sale	100	53
Mortgage loans	255	195
Partnerships	111	76
Payments for the purchase of:
Fixed maturities and short-term investments, available-for-sale	(25,507)	(7,506)
Equity securities, available-for-sale	(32)	(95)
Mortgage loans	(183)	(485)
Partnerships	(70)	(193)
Purchase price of business acquired	(8)	(62)
Change in policy loans, net	3	(81)
Change in payables for collateral under securities lending, net	(1,142)	(135)
Derivative receipts (payments)	24	(180)
Change in all other, net	120	(522)

Net cash used for investing activities	(626)	(2,877)

Financing Activities
Deposits and other additions to investment and universal life-type contracts	5,742	11,726
Withdrawals and other deductions from investment and universal life-type contracts	(9,685)	(13,972)
Net transfers from (to) separate accounts related to investment and universal life-type contracts	3,249	3,630
Capital Contributions	821	301
Dividends paid	(39)	(176)
Proceeds from issuance of consumer notes	—	304
Repayment at maturity of consumer notes	(11)	—

Net cash provided by financing activities	77	1,813

Foreign exchange rate effect on cash	60	21
Net increase in cash	330	10

Cash — beginning of period	661	423

Cash — end of period	$991	$433

Supplemental Disclosure of Cash Flow Information:
Net Cash Paid During the Period For:
Income taxes paid (received)	$(574)	$24
For the six months ended June 30, 2009, the Company made noncash net dividends of $6 to its parent company related to the guaranteed minimum income and accumulation benefit reinsurance agreements with Hartford Life Insurance K.K. (“HLIKK”) and received a noncash asset capital contribution of $87 from its parent during the six months ended June 30, 2009. For the six months ended June 30, 2008, the Company made noncash dividends of $8 from its parent company related to the guaranteed minimum income and accumulation benefit reinsurance agreements with HLIKK.
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
The accompanying condensed consolidated financial statements and notes as of June 30, 2009, and for the three and six months ended June 30, 2009 and 2008 are unaudited. These financial statements reflect all adjustments (consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in The Company’s 2008 Form 10-K Annual Report and the Current Report on Form 8-K filed on April 30, 2009. The results of operations for the interim periods should not be considered indicative of the results to be expected for the full year.
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
Consolidation
The condensed consolidated financial statements include the accounts of Hartford Life Insurance Company, companies in which the Company directly or indirectly has a controlling financial interest and those variable interest entities in which the Company is the primary beneficiary. The Company determines if it is the primary beneficiary using both qualitative and quantitative analyses. Entities in which Hartford Life Insurance Company does not have a controlling financial interest but in which the Company has significant influence over the operating and financing decisions are reported using the equity method. Material intercompany transactions and balances between Hartford Life Insurance Company and its subsidiaries and affiliates have been eliminated.
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

Subsequent Events
The Company has evaluated events subsequent to June 30, 2009 and through the condensed consolidated financial statement issuance date of July 29, 2009. The Company has not evaluated subsequent events after that date for presentation in these condensed consolidated financial statements.
Significant Accounting Policies
For a description of significant accounting policies, see Note 1 of Notes to Condensed Consolidated Financial Statements included in the Company’s 2008 Form 10-K Annual Report and the Current Report on Form 8-K filed on April 30, 2009, which, accordingly, should be read in conjunction with these accompanying condensed consolidated financial statements.
Adoption of New Accounting Standards
Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). This statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. Noncontrolling interest refers to the minority interest portion of the equity of a subsidiary that is not attributable directly or indirectly to a parent. SFAS 160 establishes accounting and reporting standards that require for-profit entities that prepare consolidated financial statements to: (a) present noncontrolling interests as a component of equity, separate from the parent’s equity, (b) separately present the amount of consolidated net income attributable to noncontrolling interests in the income statement, (c) consistently account for changes in a parent’s ownership interests in a subsidiary in which the parent entity has a controlling financial interest as equity transactions, (d) require an entity to measure at fair value its remaining interest in a subsidiary that is deconsolidated, and (e) require an entity to provide sufficient disclosures that identify and clearly distinguish between interests of the parent and interests of noncontrolling owners. SFAS 160 applies to all for-profit entities that prepare consolidated financial statements, and affects those for-profit entities that have outstanding noncontrolling interests in one or more subsidiaries or that deconsolidate a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption prohibited. The Company adopted SFAS 160 on January 1, 2009. Upon adoption, the Company reclassified $255 of noncontrolling interest, recorded in other liabilities, to equity as of January 1, 2008. See the Company’s Condensed Consolidated Statement of Changes in Equity. The adoption of SFAS 160 resulted in certain reclassifications of noncontrolling interests within the Company’s Condensed Consolidated Statements of Operations. The adoption of SFAS 160 did not impact the Company’s accounting for separate account assets and liabilities. The FASB has added the following topic to the Emerging Issues Task Force (“EITF”) agenda, “Consideration of an Insurer’s Accounting for Majority Owned Investments When the Ownership Is Through a Separate Account”. This topic will be discussed at a future EITF meeting. The FASB has expressed three separate views on the treatment of noncontrolling interest in majority owned separate accounts, upon implementation of SFAS 160, all of which are acceptable to the United States Securities and Exchange Commission. The Company follows one of these three acceptable views and currently excludes the noncontrolling interest from its majority owned separate accounts. The resolution of this EITF agenda item on the Company’s accounting for separate account assets and liabilities is not known at this time.
Fair Value
In April 2009, the FASB issued Financial Statement of Position (“FSP”) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 clarifies that the measurement objective in determining fair value when the volume and level of activity for the asset or liability have significantly decreased is the price that would be received to sell the asset in an orderly transaction between willing market participants under current market conditions, and not the value in a hypothetical active market. The FSP includes additional factors for determining whether there has been a significant decrease in the volume and level of activity for an asset or liability compared to normal activity for that asset or liability (or similar assets or liabilities) and provides additional guidance in estimating fair value in those instances. The FSP requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The FSP expands fair value disclosures for quarterly financial statements and further requires an entity to disclose any change in valuation techniques, the related inputs, and the effects resulting from the application of the FSP. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of the FSP for its interim reporting period ending on June 30, 2009 and the adoption did not have a material effect on the Company’s condensed consolidated financial statements. See Note 3 for expanded interim disclosures.
In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”), which expands the disclosure requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to interim financial statements. FSP FAS 107-1 also requires entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in the financial statements on an interim basis and to highlight any changes of the method(s) and significant assumptions from prior periods. The disclosures in FSP FAS 107-1 are effective for interim reporting periods ending after June 15, 2009, and are not required for earlier periods that are presented for comparative purposes at initial adoption. In periods after initial adoption, FSP FAS 107-1 requires comparative disclosures only for periods ending after initial adoption. The Company adopted the FAS for its interim period ending on June 30, 2009. See Note 3 for expanded interim disclosures.

Recognition and Presentation of Other-Than-Temporary Impairments
In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”). FSP FAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP FAS 115-2 for its interim reporting period ending on June 30, 2009 which modifies the recognition of other-than-temporary impairment (“impairment”) losses for debt securities. This new FSP is also applied to certain equity securities with debt-like characteristics (collectively “debt securities”). Effective with the adoption of this FSP, a debt security is deemed to be other-than-temporarily impaired if the Company intends to sell or it is more likely than not the Company will be required to sell the security before a recovery in value. If a debt security meets either of these conditions, a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security. For those debt securities for which the Company does not expect to recover the entire amortized cost basis, the difference between the security’s amortized cost basis and the fair value is separated into the portion representing a credit impairment, which is recorded in net realized capital losses, and the remaining impairment, which is recorded in other comprehensive income (“OCI”). Generally, the Company determines a security’s credit impairment as the difference between its amortized cost basis and its best estimate of expected future cash flows discounted at the security’s effective yield prior to impairment. The previous amortized cost basis less the impairment recognized in net realized capital losses becomes the security’s new cost basis. The Company accretes the new cost basis to the estimated future cash flows over the expected remaining life of the security by prospectively adjusting the security’s yield, if necessary.
The Company evaluates whether it expects to recover the entire amortized cost basis of a debt security or if a credit impairment exists, by considering primarily the following factors: (a) the length of time and extent to which the fair value has been less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security. The Company’s best estimate of expected future cash flows used to determine the credit loss amount is a quantitative and qualitative process that incorporates information received from third party sources along with certain internal assumptions and judgments regarding the future performance of the security. The Company’s best estimate of future cash flows includes assumptions including, but not limited to, various performance indicators, such as historical default and recovery rates, credit ratings, current delinquency rates, and loan-to-value ratios. In addition, for securitized debt securities, the Company considers factors including, but not limited to, commercial and residential property value declines that vary by property type and location and average cumulative collateral loss rates that vary by vintage year. These assumptions require the use of significant management judgment and include the probability of issuer default and estimates regarding timing and amount of expected recoveries. In addition, projections of expected future debt security cash flows may change based upon new information regarding the performance of the issuer and/or underlying collateral.
FSP FAS 115-2 does not impact the evaluation for impairment for equity securities. For those equity securities where the decline in the fair value is deemed to be other-than-temporary, a charge is recorded in net realized capital losses equal to the difference between the fair value and cost basis of the security. The previous cost basis less the impairment becomes the security’s new cost basis. The Company asserts its intent and ability to retain those equity securities deemed to be temporarily impaired until the price recovers. Once identified, these securities are systematically restricted from trading unless approved by the committee of investment and accounting professionals (“the committee”). The committee will only authorize the sale of these securities based on predefined criteria that relate to events that could not have been reasonably foreseen. Examples of the criteria include, but are not limited to, the deterioration in the issuer’s financial condition, security price declines, a change in regulatory requirements or a major business combination or major disposition.
The primary factors considered in evaluating whether an impairment exists for an equity security include, but are not limited to: (a) the length of time and extent to which the fair value has been less than the cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated payments and (d) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery.
The FSP also expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. As a result of the adoption of FSP FAS 115-2, the Company recognized a $462, net of tax and deferred acquisition costs, increase to Retained Earnings with an offsetting decrease in Accumulated Other Comprehensive Income (“AOCI”). See Note 4 for expanded interim disclosures.
Subsequent Events
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes principles and disclosure requirements for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, the Statement sets forth a) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, b) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and c) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. An entity shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS 165 for its interim period ending on June 30, 2009. See Basis of Presentation within this Note 1 for expanded interim disclosures.

Future Adoption of New Accounting Standards
Accounting for Transfers of Financial Assets
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 amends the derecognition guidance in Statement 140 and eliminates the concept of a qualifying special-purpose entities (“QSPEs”). SFAS 166 is effective for fiscal years and interim periods beginning after November 15, 2009. Early adoption of SFAS 166 is prohibited. The Company will adopt SFAS 166 on January 1, 2010, and has not yet determined the effect of the adoption on its consolidated financial statements.
Amendments to FASB Interpretation No. 46(R)
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FIN46(R)”) (“SFAS 167”) which amends the consolidation guidance applicable to variable interest entities (“VIEs”). An entity would consolidate a VIE, as the primary beneficiary, when the entity has both of the following characteristics: a) The power to direct the activities of a VIE that most significantly impact the entity’s economic performance and b) The obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE is required. SFAS 167 amends FIN46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a VIE. This Statement is effective for fiscal years and interim periods beginning after November 15, 2009. The Company will adopt SFAS 167 on January 1, 2010 and has not yet determined the effect of the adoption on its consolidated financial statements.
FASB Accounting Standards Codification
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). This standard identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with U.S. GAAP. The Statement establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with GAAP. Codification does not create new accounting and reporting guidance rather it reorganizes GAAP pronouncements into approximately 90 topics within a consistent structure. All guidance contained in the Codification carries an equal level of authority. Relevant portions of authoritative content, issued by the Security and Exchange Commission (“SEC”), for SEC registrants, have been included in the Codification. After the effective date of this Statement, all non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will adopt SFAS 168 on September 30, 2009 and will update all disclosures to reference Codification in its September 30, 2009 quarterly report.
Income Taxes
The effective tax rate for the three months ended June 30, 2009 and 2008 was 30% and 17%, respectively. The effective tax rate for the six months ended June 30, 2009 and 2008 was 104% and 59%, respectively. The principal cause of the difference between the effective rate and the U.S. statutory rate of 35% was the separate account dividends received deduction (“DRD”). The DRD caused an increase from the statutory rate as a result of a tax benefit on pretax losses for the six months ended June 30, 2009 and 2008, whereas there was a decrease from the statutory rate for the three months ended June 30, 2009 and 2008 as a result of a tax benefit on pre-tax income.
The separate account DRD is estimated for the current year using information from the prior year-end, adjusted for current year equity market performance and other appropriate factors, including estimated levels of corporate dividend payments. The actual current year DRD can vary from estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distributions from these mutual funds, amounts of short-term capital gains at the mutual fund level and the Company’s taxable income before the DRD. Given recent financial markets’ volatility, the Company is reviewing its DRD computations on a quarterly basis. The Company recorded benefits related to the separate account DRD of $37 and $67 in the three months ended June 30, 2009 and 2008, and $75 and $108 in the six months ended June 30, 2009 and 2008, respectively.
The Company’s federal income tax returns are routinely audited by the IRS as part of the Hartford’s consolidated tax return. During the first quarter of 2009, the Company received notification of the approval by the Joint Committee on Taxation of the results of the 2002 through 2003 examination. As a result, the Company recorded a tax benefit of $4. The 2004 through 2006 examination began during the second quarter of 2008, and is expected to close in early 2010. In addition, the Company is working with the IRS on a possible settlement of a DRD issue related to prior periods which, if settled, may result in the booking of tax benefits. Such benefits are not expected to be material to the statement of operations.
The Company’s deferred tax asset valuation allowance has been determined pursuant to the provisions of FASB SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), including the Company’s estimation of future taxable income, if necessary, and is adequate to reduce the total deferred tax asset to an amount that will more likely than not be realized. In assessing the need for a valuation allowance, management considered future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, and taxable income in prior carry back years as defined in SFAS No. 109, as well as tax planning strategies that include holding debt securities with market value losses until maturity, selling appreciated securities to offset capital losses, and sales of certain corporate assets. Such tax planning strategies are viewed by management as prudent and feasible and will be implemented if necessary to realize the deferred tax asset. However, future realized losses on investment securities could result in the recognition of a valuation allowance if additional tax planning strategies are not available. At June 30, 2009 if the Company were to follow a “separate entity” approach, it would have recorded a valuation allowance of $266 related to realized capital losses. In addition, the current tax benefit related to any of the Company’s tax attributes realized by virtue of its inclusion in The Hartford’s consolidated tax return would have recorded directly to surplus rather than income. These benefits were $79 and $0 for the six months ended June 30, 2009 and 2008, respectively.
Reinsurance
As of June 30, 2009 the Company’s reinsurance-related concentrations of credit risk greater than 10% of the company’s stockholder’s equity was reinsurance recoverables of $697 with Connecticut General Life Insurance Company.
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
For further discussion of the types of products offered by each segment, see Note 2 of Notes to the Condensed Consolidated Financial Statements included in the Company’s 2008 Form 10-K Annual Report and the current report on Form 8-K filed on April 30, 2009.
The following tables represent summarized financial information concerning the Company’s segments.

	Three Months ended June 30,		Six Months ended June 30,
	2009	2008	2009	2008

Revenues
Retail [1][2]	$605	$854	1,791	$1,012
Individual Life	238	270	540	511
Retirement Plans	80	170	171	292
Institutional	233	470	435	769
Other [1][2]	558	306	1,926	(312)

Total revenues [1] [2]	$1,714	$2,070	$4,863	$2,272

[1]	The transition impact related to the SFAS 157 adoption was a reduction in revenues of $616 and $172 in Retail and Other, respectively, for the six months ended June 30, 2008.

[2]	Increase in revenue was due to realized gains in the six months ended June 30, 2009 compared to losses in the comparable prior year period. Realized gains were primarily due to the impact of the Company’s change in estimate of the Credit Standing Adjustment on the valuation of the GMWB Derivatives and the GMIB/GMAB/GMWB Reinsurance and also the impact of the Company’s update of withdrawal, lapse and annuitization behavior assumptions on GMWB derivatives. See Note 3 of the Notes to the Condensed Consolidated Financial Statements for further information.

	Three Months ended June 30,		Six Months ended June 30,
	2009	2008	2009	2008

Net Income (Loss)
Retail [1]	$192	$170	$(553)	$93
Individual Life	14	29	(7)	47
Retirement Plans	(40)	31	(128)	26
Institutional	(69)	(30)	(246)	(152)
Other [1]	120	165	943	(262)

Total net income (loss) [1] [2]	$217	$365	$9	$(248)

[1]	The transition impact related to the SFAS 157 adoption was a reduction in net income of $209 and $102 in Retail and Other, respectively, for the six months ended June 30, 2008.

[2]	Increase in net income was due to realized gains in the six months ended June 30, 2009 compared to losses in the comparable prior year period. Realized gains were primarily due to the impact of the Company’s change in estimate of the Credit Standing Adjustment on the valuation of the GMWB Derivatives and the GMIB/GMAB/GMWB Reinsurance and also the impact of the Company’s update of withdrawal, lapse and annuitization behavior assumptions on GMWB derivatives. See Note 3 of the Notes to the Condensed Consolidated Financial Statements for further information.
3. Fair Value Measurements
The following financial instruments are carried at fair value in the Company’s condensed consolidated financial statements: fixed maturities and equity securities available-for-sale (“AFS”), short-term investments, freestanding and embedded derivatives, and separate account assets. These fair value disclosures include the fair value measurement and disclosure requirements of SFAS 157 and related FSP’s including FSP FAS 157-4 and FSP FAS 107-1.
The following section applies the SFAS 157 fair value hierarchy and disclosure requirements for the Company’s financial instruments that are carried at fair value. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs in the valuation techniques used to measure fair value into three broad Levels (Level 1, 2 or 3)

Level 1	Observable inputs that reflect quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. Level 1 securities include highly liquid U.S. Treasury securities, money market funds, certain mortgage backed securities, and exchange traded equity and derivative securities.

Level 2	Observable inputs, other than quoted prices included in Level 1, for the asset or liability or prices for similar assets and liabilities. Most debt securities and preferred stocks are model priced by vendors using observable inputs and are classified within Level 2. Also included in the Level 2 category are derivative instruments that are priced using models with significant observable market inputs, including interest rate, foreign currency and certain credit swap contracts and no or insignificant unobservable market inputs.

Level 3	Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). Level 3 securities include less liquid securities such as highly structured and/or lower quality asset-backed securities (“ABS”), commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”) primarily backed by sub-prime loans, and private placement debt and equity securities. Collateralized debt obligations (“CDOs”) included in Level 3 primarily represent commercial real estate (“CRE”) CDOs and collateralized loan obligations (“CLOs”) which are primarily priced by independent brokers due to the illiquidity of this sector. Embedded derivatives and complex derivatives securities, including equity derivatives, longer dated interest rate swaps and certain complex credit derivatives are also included in Level 3. Because Level 3 fair values, by their nature, contain unobservable market inputs as there is little or no observable market for these assets and liabilities, considerable judgment is used to determine the SFAS 157 Level 3 fair values. Level 3 fair values represent the Company’s best estimate of an amount that could be realized in a current market exchange absent actual market exchanges.
In many situations, inputs used to measure the fair value of an asset or liability position may fall into different levels of the fair value hierarchy. In these situations, the Company will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value. In most cases, both observable (e.g., changes in interest rates) and unobservable (e.g., changes in risk assumptions) inputs are used in the determination of fair values that the Company has classified within Level 3. Consequently, these values and the related gains and losses are based upon both observable and unobservable inputs. The Company’s fixed maturities included in Level 3 are classified as such as they are primarily priced by independent brokers and/or within illiquid markets. Corporate securities included in Level 3 primarily relate to private placement securities which are thinly traded and priced using a pricing matrix which includes significant non-observable inputs. RMBS included in Level 3 primarily represent sub-prime and Alt-A securities which are classified as Level 3 due to the lack of liquidity in the market.

3. Fair Value Measurements (continued)
These disclosures provide information as to the extent to which the Company uses fair value to measure financial instruments and information about the inputs used to value those financial instruments to allow users to assess the relative reliability of the measurements. The following tables present assets and (liabilities) carried at fair value by SFAS 157 Hierarchy Level.

		June 30, 2009
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$1,946	$—	$1,545	$401
CDOs	1,922	—	—	1,922
CMBS	5,213	—	5,051	162
Corporate	21,534	—	17,148	4,386
Government/government agencies
Foreign	519	—	467	52
United States	3,314	245	3,069	—
RMBS	3,022	—	1,960	1,062
States, municipalities and political subdivisions	718	—	539	179

Total fixed maturities, AFS	38,188	245	29,779	8,164
Equity securities, trading	2,284	2,284	—	—
Equity securities, AFS	370	109	236	25
Other investments
Variable annuity hedging derivatives	604	—	3	601
Other derivatives(1)	132	—	167	(35)

Total other investments	736	—	170	566
Short-term investments	6,494	5,180	1,314	—
Reinsurance recoverable for U.S. guaranteed minimum withdrawal benefit (“GMWB”)	632	—	—	632
Separate account assets(2)	131,056	98,216	32,167	673

Total assets accounted for at fair value on a recurring basis	$179,760	$106,034	$63,666	$10,060
Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
Guaranteed living benefits	$(4,367)	$—	$—	$(4,367)
Institutional notes	2	—	—	2
Equity linked notes	(6)	—	—	(6)

Total other policyholder funds and benefits payable	(4,371)	—	—	(4,371)
Other liabilities(3)
Variable annuity hedging derivatives	391	—	(143)	534
Other liabilities	(393)	—	(187)	(206)

Total other liabilities	(2)	—	(330)	328
Consumer notes(4)	(4)	—	—	(4)

Total liabilities accounted for at fair value on a recurring basis	$(4,377)	$—	$(330)	$(4,047)

(1)	Includes over-the-counter derivative instruments in a net asset value position which may require the counterparty to pledge collateral to the Company. As of June 30, 2009, $575 of cash collateral liability was netted against the derivative asset value in the condensed consolidated balance sheet and is excluded from the table above. See footnote 3 below for derivative liabilities.

(2)	Excludes approximately $3 billion of investment sales receivable net of investment purchases payable that are not subject to SFAS 157.

(3)	Includes over-the-counter derivative instruments in a net negative market value (derivative liability). In the SFAS 157 Level 3 roll forward table included below in this Note, the derivative asset and liability are referred to as “freestanding derivatives” and are presented on a net basis.

(4)	Represents embedded derivatives associated with non-funding agreement-backed consumer equity-linked notes.

3. Fair Value Measurements (continued)

		December 31, 2008
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS	$39,560	$3,502	$27,316	$8,742
Equity securities, trading	1,634	1,634	—	—
Equity securities, AFS	434	148	227	59
Other investments
Variable annuity hedging derivatives	600	—	13	587
Other investments(1)	522	—	588	(66)

Total other investments	1,122	—	601	521
Short-term investments	5,742	4,030	1,712	—
Reinsurance recoverable for U.S. GMWB	1,302	—	—	1,302
Separate account assets(2)	126,367	94,394	31,187	786

Total assets accounted for at fair value on a recurring basis	$176,161	$103,708	$61,043	$11,410

Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
Guaranteed living benefits	$(9,206)	$—	$—	$(9,206)
Institutional notes	(41)	—	—	(41)
Equity linked notes	(8)	—	—	(8)

Total other policyholder funds and benefits payable	(9,255)	—	—	(9,255)
Other liabilities(3)
Variable annuity hedging derivatives	2,201	—	14	2,187
Other derivative liabilities	5	—	173	(168)

Total other liabilities	2,206	—	187	2,019
Consumer notes(4)	(5)	—	—	(5)

Total liabilities accounted for at fair value on a recurring basis	$(7,054)	$—	$187	$(7,241)

(1)	Includes over-the-counter derivative instruments in a net asset value position which may require the counterparty to pledge collateral to the Company. At December 31, 2008, $507 was the amount of cash collateral liability was netted against the derivative asset value in the condensed consolidated balance sheet and is excluded from the table above. See footnote 3 below for derivative liabilities.

(2)	Excludes approximately $3 billion of investment sales receivable net of investment purchases payable that are not subject to SFAS 157.

(3)	Includes over-the-counter derivative instruments in a net negative market value (derivative liability). In the SFAS 157 Level 3 roll forward table included below in this Note 3, the derivative asset and liability are referred to as “freestanding derivatives” and are presented on a net basis.

(4)	Represents embedded derivatives associated with non-funding agreement-backed consumer equity-linked notes.

3. Fair Value Measurements (continued)
Determination of fair values
The valuation methodologies used to determine the fair values of assets and liabilities under the “exit price” notion of SFAS 157 and related FSP’s reflect market-participant objectives and are based on the application of the fair value hierarchy that prioritizes relevant observable market inputs over unobservable inputs. The Company determines the fair values of certain financial assets and financial liabilities based on quoted market prices, where available and where prices represent a reasonable estimate of fair value. The Company also determines fair value based on future cash flows discounted at the appropriate current market rate. Fair values reflect adjustments for counterparty credit quality, the Company’s credit standing, liquidity and, where appropriate, risk margins on unobservable parameters. The following is a discussion of the methodologies used to determine fair values for the financial instruments listed in the above table.
Fixed Maturity, Short-Term, and Equity Securities, Available-for-Sale
The fair value for fixed maturity, short-term and equity securities, AFS, in an active and orderly market (e.g. not distressed or forced liquidation) is determined by management after considering one of three primary sources of information: third party pricing services, independent broker quotations or pricing matrices. Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from third party pricing services, the remaining unpriced securities are submitted to independent brokers for prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these three pricing methods include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows and prepayments speeds. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third party pricing services will normally derive the security prices from recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Included in the pricing of ABS and RMBS are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates.
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
The Company performs a monthly analysis of the prices and credit spreads received from third parties to ensure that the prices represent a reasonable estimate of the fair value. As a part of this analysis the Company considers trading volume and other factors to determine whether the decline in market activity is significant when compared to normal activity in an active market, and if so, whether transactions may not be orderly considering the weight of available evidence. If the available evidence indicates that pricing is based upon transactions that are stale or not orderly, the Company places little, if any, weight on the transaction price and will estimate fair value utilizing an internal pricing model. This process involves quantitative and qualitative analysis and is overseen by investment and accounting professionals. Examples of procedures performed include, but are not limited to, initial and on-going review of third party pricing services methodologies, review of pricing statistics and trends, back testing recent trades and monitoring of trading volumes, new issuance activity and other market activities. In addition, the Company ensures that prices received from independent brokers represent a reasonable estimate of fair value through the use of internal and external cash flow models developed based on spreads, and when available, market indices. As a result of this analysis, if the Company determines that there is a more appropriate fair value based upon the available market data, the price received from the third party is adjusted accordingly. The Company’s internal pricing model utilizes the Company’s best estimate of expected future cash flows discounted at a rate of return that a market participant would require. The significant inputs to the model include, but are not limited to, current market inputs, such as credit loss assumptions, estimated prepayment speeds and market risk premiums.
The Company adopted FSP No. FAS 157-4, “Determining Fair Value when the Volume and Level of Activity for the Asset or Liability Have Significantly Decresed and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”) effective April 1, 2009. For further discussion on FSP FAS 157-4, see Note 1 of the Notes to the Condensed Consolidated Financial Statements. The Company’s adoption of FSP FAS 157-4 did not have a material effect on the Company’s Condensed Consolidated Financial Statements.

3. Fair Value Measurements (continued)
In accordance with SFAS 157, the Company has analyzed the third party pricing services valuation methodologies and related inputs, and has also evaluated the various types of securities in its investment portfolio to determine an appropriate SFAS 157 fair value hierarchy level based upon trading activity and the observability of market inputs. The SFAS 157 fair value hierarchy prioritizes the inputs in the valuation techniques used to measure fair value into three broad levels (Level 1 — quoted prices in active markets for identical assets, Level 2 — significant observable inputs, or Level 3 — significant unobservable inputs). For further discussion of SFAS 157, see Note 4 of the Notes to the Condensed Consolidated Financial Statements. Based on this, each price was classified into Level 1, 2, or 3. Most prices provided by third party pricing services are classified into Level 2 because the inputs used in pricing the securities are market observable.
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
Derivative Instruments, including embedded derivatives within investments
Derivative instruments are reported on the consolidated balance sheets at fair value and are reported in Other Investments and Other Liabilities. Embedded derivatives are reported with the host instruments on the consolidated balance sheet. Derivative instruments are fair valued using pricing valuation models, which utilize market data inputs or independent broker quotations. Excluding embedded derivatives, as of June 30, 2009, 95% of derivatives based upon notional values were priced by valuation models, which utilize independent market data. The remaining derivatives were priced by broker quotations. The derivatives are valued using mid-market inputs that are predominantly observable in the market. Inputs used to value derivatives include, but are not limited to, interest swap rates, foreign currency forward and spot rates, credit spreads and correlations, interest and equity volatility and equity index levels. The Company performs a monthly analysis on derivative valuations which includes both quantitative and qualitative analysis. Examples of procedures performed include, but are not limited to, review of pricing statistics and trends, back testing recent trades, analyzing the impacts of changes in the market environment, and review of changes in market value for each derivative including those derivatives priced by brokers.
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
U.S. GMWB Reinsurance Derivative
The fair value of the U.S. GMWB reinsurance derivative is calculated as an aggregation of the components described in the Living Benefits Required to be Fair Valued discussion included in this Note and is modeled using significant unobservable policyholder behavior inputs, identical to those used in calculating the underlying liability, such as lapses, fund selection, resets and withdrawal utilization and risk margins. As a result, the U.S. GMWB reinsurance derivative is categorized as Level 3.
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

3. Fair Value Measurements (continued)
Living Benefits Required to be Fair Valued (in Other Policyholder Funds and Benefits Payable)
Fair values for directly written GMWB contracts and the related reinsurance and customized derivatives that hedge certain equity markets exposure for those contracts and GMIB, GMWB and GMAB contracts assumed under reinsurance are calculated based upon internally developed models because active, observable markets do not exist for those items. The fair value of the Company’s guaranteed benefit liabilities classified as embedded derivatives and the related reinsurance and customized freestanding derivatives is calculated as an aggregation of the following components: Best Estimate (formerly known as the “Pre-SFAS 157 Fair Value”); Actively-Managed Volatility Adjustment; Credit Standing Adjustment; Market Illiquidity Premium; and Behavior Risk Margin. The resulting aggregation is reconciled or calibrated, if necessary, to market information that is, or may be, available to the Company, but may not be observable by other market participants, including reinsurance discussions and transactions. The Company believes the aggregation of each of these components, as necessary and as reconciled or calibrated to the market information available to the Company, results in an amount that the Company would be required to transfer, for a liability or receive for an asset, to or from market participants in an active liquid market, if one existed, for those market participants to assume the risks associated with the guaranteed minimum benefits and the related reinsurance and customized derivatives. The SFAS 157 fair value is likely to materially diverge from the ultimate settlement of the liability as the Company believes settlement will be based on our best estimate assumptions rather than those best estimate assumptions plus risk margins. In the absence of any transfer of the guaranteed benefit liability to a third party, the release of risk margins is likely to be reflected as realized gains in future periods’ net income. Each of the components described below are unobservable in the marketplace and require subjectivity by the Company in determining their value.
•	Best Estimate. This component represents the estimated amount for which a financial instrument could be exchanged in a current transaction between knowledgeable, unrelated willing parties using identifiable, measurable and significant inputs. Since a reliable estimate of market risk margins is not obtainable, the present value of expected future cash flows under a risk neutral framework, discounted at the risk free rate of interest, is used to estimate this component.
The Best Estimate is calculated based on actuarial and capital market assumptions related to projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior such as lapses, fund selection, resets and withdrawal utilization (for the customized derivatives, policyholder behavior is prescribed in the derivative contract). Because of the dynamic and complex nature of these cash flows, best estimate assumptions and a Monte Carlo stochastic process involving the generation of thousands of scenarios that assume risk neutral returns consistent with swap rates and a blend of observable implied index volatility levels were used. Estimating these cash flows involves numerous estimates and subjective judgments including those regarding expected markets rates of return, market volatility, correlations of market index returns to funds, fund performance, discount rates and policyholder behavior. At each valuation date, the Company assumes expected returns based on:
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
•	Actively-Managed Volatility Adjustment. This component incorporates the basis differential between the observable index implied volatilities used to calculate the Best Estimate component and the actively-managed funds underlying the variable annuity product. The Actively-Managed Volatility Adjustment is calculated using historical fund and weighted index volatilities.
•	Credit Standing Adjustment. This assumption makes an adjustment that market participants would make to reflect the risk that guaranteed benefit obligations or the GMWB reinsurance recoverables will not be fulfilled (“nonperformance risk”). As a result of sustained volatility in the Company’s credit default spreads, during the first quarter of 2009 the Company changed its estimate of the Credit Standing Adjustment to incorporate observable Company and reinsurer credit default spreads from capital markets, adjusted for market recoverability. Prior to the first quarter of 2009, the Company calculated the Credit Standing Adjustment by using default rates published by rating agencies, adjusted for market recoverability. The changes made in the first quarter of 2009, resulted in a realized gain of $383, before-tax, for U.S. GMWB liabilities, a realized gain of $1.1 billion, before-tax for reinsured Japan GMIB, and a realized loss of $185, before-tax, for uncollateralized reinsurance recoverable assets.

3. Fair Value Measurements (continued)
•	Market Illiquidity Premium. This component makes an adjustment that market participants would require to reflect that guaranteed benefit obligations are illiquid and have no market observable exit prices in the capital markets.
•	Behavior Risk Margin and Other Policyholder Behavior Assumptions. The behavior risk margin adds a margin that market participants would require for the risk that the Company’s assumptions about policyholder behavior could differ from actual experience. The behavior risk margin is calculated by taking the difference between adverse policyholder behavior assumptions and best estimate assumptions. During the first half of 2009, the Company revised certain adverse assumptions in the behavior risk margin for withdrawals, lapses and annuitization behavior as emerging policyholder behavior experience suggested the prior adverse policyholder behavior assumptions were no longer representative of an appropriate margin for risk. These changes resulted in a realized gain of $352, before-tax in the first quarter of 2009 and a realized gain of $118, before-tax in the second quarter of 2009.
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The tables below provide a fair value roll forward for the three and six months ending June 30, 2009 and 2008, for the financial instruments for which significant unobservable inputs (Level 3) are used in the fair value measurement on a recurring basis. The Company classifies the fair values of financial instruments within Level 3 if there are no observable markets for the instruments or, in the absence of active markets, the majority of the inputs used to determine fair value are based on the Company’s own assumptions about market participant assumptions. However, the Company prioritizes the use of market-based inputs over entity-based assumptions in determining Level 3 fair values in accordance with SFAS 157. Therefore, the gains and losses in the tables below include changes in fair value due partly to observable and unobservable factors.

3. Fair Value Measurements (continued)
These disclosures reflect the impacts of recurring fair value measurements on earnings or changes in net assets and assist in the broad assessment of the quality of those earnings.
Roll-forward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the three months ended June 30, 2009:

							Changes in
							unrealized
							gains (losses)
							included in net
		Realized/unrealized					income related
		gains (losses)					to financial
	Fair	included in:		Purchases,	Transfers in	Fair value	instruments
	value as of	Net		issuances,	and/or	as of	still held at
	March 31,	income		and	(out) of	June 30,	June 30,
	2009	(1),(2)	OCI(3)	Settlements	Level 3(4)	2009	2009(2)
Assets
Fixed maturities, AFS
ABS	$436	$(3)	$58	$(29)	$(61)	$401	$(5)
CDO	1,819	(72)	204	(29)	—	1,922	(79)
CMBS	159	(18)	19	(2)	4	162	(8)
Corporate	4,544	6	313	(26)	(451)	4,386	(20)
Government/govt. agencies
Foreign	52	—	1	(1)	—	52	—
RMBS	1,089	(45)	(34)	49	3	1,062	(78)
States, municipalities and political subdivisions	172	—	2	(1)	6	179	—

Fixed maturities, AFS	8,271	(132)	563	(39)	(499)	8,164	(190)
Equity securities, AFS	59	—	—	(1)	(33)	25	—
Derivatives(5)
Variable annuity hedging derivatives	2,552	(1,201)	—	(216)	—	1,135	(1,133)
Other freestanding derivatives	(318)	71	(5)	14	(3)	(241)	77

Total derivatives	2,234	(1,130)	(5)	(202)	(3)	894	(1,056)
Reinsurance recoverable for U.S. GMWB(1)	1,058	(433)	—	7	—	632	(433)
Separate accounts(6)	639	—	—	23	11	673	12

Liabilities
Other policyholder funds and benefits payable accounted for at fair value
Guaranteed living benefits (1)	(7,209)	2,941	(39)	(60)	—	(4,367)	2,941
Institutional notes	(25)	27	—	—	—	2	27
Equity linked notes	(5)	(1)	—	—	—	(6)	(1)

Total other policyholder funds and benefits payable	(7,239)	2,967	(39)	(60)	—	(4,371)	2,967
Consumer notes	(4)	—	—	—	—	(4)	—

(1)	The Company classifies gains and losses on GMWB reinsurance derivatives and GMWB embedded derivatives and reinsured GMWB, GMIB and GMAB free standing derivatives as unrealized gains/losses for purposes of disclosure in this table because it is impracticable to track on a contract-by-contract basis the realized gains/losses for these derivatives and embedded derivatives.

(2)	All amounts in these columns are reported in net realized capital gains/losses, except for $1 for the three months ended June 30, 2009, which is reported in benefits, losses and loss adjustment expenses. All amounts are before income taxes and amortization of deferred policy acquisition costs and present value of future profits (“DAC”).

(3)	OCI refers to “Other comprehensive income” in the condensed consolidated statement of comprehensive income (loss). All amounts are before income taxes and amortization of DAC.

(4)	Transfers in and/or (out) of Level 3 during the three months ended June 30, 2009 are attributable to a change in the availability of market observable information and re-evaluation of the observability of pricing inputs primarily for certain long-dated corporate bonds and preferred stocks.

(5)	Derivatives are reported in this table on a net basis for asset/(liability) positions and reported in the condensed consolidated balance sheet in other investments and other liabilities.

(6)	The realized/unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities which results in a net zero impact on net income for the Company.

3. Fair Value Measurements (continued)
Roll-forward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the six months ended June 30, 2009:

							Changes in
							unrealized
							gains (losses)
							included in net
		Realized/unrealized					income related
		gains (losses)					to financial
	Fair	included in:		Purchases,	Transfers in	Fair value	Instruments
	value as of	Net		issuances,	and/or	as of	still held at
	January 1,	income		and	(out) of	June 30,	June 30,
	2009	(1),(2)	OCI(3)	Settlements	Level 3(4)	2009	2009(2)
Assets
Fixed maturities, AFS
ABS	$429	$(5)	$26	$2	$(51)	$401	$(5)
CDO	1,981	(80)	67	(46)	—	1,922	(79)
CMBS	263	(18)	(2)	(2)	(79)	162	(8)
Corporate	4,421	(40)	247	153	(395)	4,386	(20)
Government/govt. agencies
Foreign	74	—	(2)	(7)	(13)	52	—
RMBS	1,419	(123)	(251)	14	3	1,062	(78)
States, municipalities and political subdivisions	155	—	(5)	(1)	30	179	—

Fixed maturities, AFS	8,742	(266)	80	113	(505)	8,164	(190)
Equity securities, AFS	59	—	—	(1)	(33)	25	—
Derivatives(5)
Variable annuity hedging derivatives	2,774	(1,093)	—	(546)	—	1,135	(1,042)
Other freestanding derivatives	(234)	(4)	(10)	13	(6)	(241)	10

Total freestanding derivatives	2,540	(1,097)	(10)	(533)	(6)	894	(1,032)
Reinsurance recoverable for U.S. GMWB(1)	1,302	(685)	—	15	—	632	(685)
Separate account assets(6)	786	(122)	—	110	(101)	673	(73)

Liabilities
Other policyholder funds and benefits payable (1)
Guaranteed living benefits	(9,206)	4,761	203	(125)	—	(4,367)	4,761
Institutional notes	(41)	43	—	—	—	2	43
Equity linked notes	(8)	2	—	—	—	(6)	2

Total other policyholder funds and benefits payable accounted for at fair value (1)	(9,255)	4,806	203	(125)	—	(4,371)	4,806
Consumer notes	(5)	1	—	—	—	(4)	1

(1)	The Company classifies gains and losses on GMWB reinsurance derivatives and GMWB embedded derivatives and reinsured GMWB, GMIB and GMAB free standing derivatives as unrealized gains/losses for purposes of disclosure in this table because it is impracticable to track on a contract-by-contract basis the realized gains/losses for these derivatives and embedded derivatives.

(2)	All amounts in these columns are reported in net realized capital gains/losses, except for $2 for the six months ended June 30, 2009, which is reported in benefits, losses and loss adjustment expenses. All amounts are before income taxes and amortization of DAC.

(3)	OCI refers to “Other comprehensive income” in the condensed consolidated statement of comprehensive loss. All amounts are before income taxes and amortization of DAC.

(4)	Transfers in and/or (out) of Level 3 during the six months ended June 30, 2009 are attributable to a change in the availability of market observable information and re-evaluation of the observability of pricing inputs for individual securities within respective categories.

(5)	Derivatives are reported in this table on a net basis for asset/(liability) positions and reported in the condensed consolidated balance sheet in other investments and other liabilities.

(6)	The realized/unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities which results in a net zero impact on net income for the Company.

3. Fair Value Measurements (continued)
Roll-forward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the three months ended June 30, 2008

							Changes in
							unrealized
							gains (losses)
							included in net
		Realized/unrealized					income related
		gains (losses)					to financial
	Fair	included in:		Purchases,	Transfers in	Fair value	instruments
	value as of	Net		issuances,	and/or	as of	still held at
	March 31,	income		and	(out) of	June 30,	June 30,
	2008	(1),(2)	OCI(3)	Settlements	Level 3(4)	2008	2008(2)
Assets
Fixed maturities, AFS	$12,154	$(59)	$(166)	$151	$184	$12,264	$(60)
Equity securities, AFS	499	—	3	9	(3)	508	(3)
Derivatives(5)
Variable annuity hedging derivatives	998	(208)	—	3	—	793	(195)
Other freestanding derivatives	(203)	(62)	(1)	12	(6)	(260)	(33)

Total freestanding derivatives	795	(270)	(1)	15	(6)	533	(228)
Reinsurance recoverable for U.S. GMWB (1)	291	(46)	—	5	—	250	(46)
Separate account assets (6)	580	23	—	(58)	120	665	18

Liabilities
Other policyholder funds and benefits payable
Guaranteed living benefits (1)	(2,616)	536	—	(46)	—	(2,126)	536
Institutional notes	(50)	29	—	—	—	(21)	29
Equity linked notes	(15)	—	—	—	—	(15)	—
Total other policyholder funds and benefits payable	(2,681)	565	—	(46)	—	(2,162)	565
Consumer notes	$(4)	$1	$—	$—	$—	$(3)	$1

(1)	The Company classifies gains and losses on GMWB reinsurance derivatives and GMWB embedded derivatives and reinsured GMWB, GMIB and GMAB free standing derivatives as unrealized gains/losses for purposes of disclosure in this table because it is impracticable to track on a contract-by-contract basis the realized gains/losses for these derivatives and embedded derivatives.

(2)	All amounts in these columns are reported in net realized capital gains/losses, except for $(1) for the three months ended June 30, 2008, which is reported in benefits, losses and loss adjustment expenses. All amounts are before income taxes and amortization of DAC.

(3)	OCI refers to “Other comprehensive income” in the consolidated statement of comprehensive income (loss). All amounts are before income taxes and amortization of DAC.

(4)	Transfers in and/or (out) of Level 3 during the three months ended June 30, 2008 are attributable to a change in the availability of market observable information and re-evaluation of the observability of pricing inputs for individual securities within respective categories.

(5)	Derivatives instruments are reported in this table on a net basis for asset/(liability) positions and reported on the consolidated balance sheet in other investments and other liabilities.

(6)	The realized/unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on net income for the Company.

3. Fair Value Measurements (continued)
Roll-forward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the six months ended June 30, 2008

							Changes in
							unrealized
							gains (losses)
							included in net
		Realized/unrealized					income related
		gains (losses)					to financial
	Fair	included in:		Purchases,	Transfers in	Fair value	instruments
	value as of	Net		issuances,	and/or	as of	still held at
	January 1,	income		and	(out) of	June 30,	June 30,
	2008	(1),(2)	OCI(3)	Settlements	Level 3(4)	2008	2008(2)
Assets
Fixed maturities, AFS	$13,558	$(134)	$(1,056)	$738	$(842)	$12,264	$(60)
Equity securities, AFS	563	(4)	(77)	29	(3)	508	(3)
Derivatives(5)
Variable annuity hedging derivatives	673	63	—	57	—	793	64
Other freestanding derivatives	(303)	(180)	2	123	98	(260)	(121)

Total freestanding derivatives	370	(117)	2	180	98	533	(57)
Reinsurance recoverable for U.S. GMWB (1)(6)	238	2	—	10	—	250	2
Separate account assets (7)	701	(56)	—	20	—	665	(54)

Liabilities
Other policyholder funds and benefits payable
Guaranteed living benefits (1)	(1,692)	(366)	—	(68)	—	(2,126)	(366)
Institutional notes	(24)	3	—	—	—	(21)	3
Equity linked notes	(21)	6	—	—	—	(15)	6
Total other policyholder funds and benefits payable	(1,737)	(357)	—	(68)	—	(2,162)	(357)
Consumer notes	$(5)	$2	$—	$—	$—	$(3)	$2

(1)	The Company classifies gains and losses on GMWB reinsurance derivatives and GMWB embedded derivatives and reinsured GMWB, GMIB and GMAB free standing derivatives as unrealized gains/losses for purposes of disclosure in this table because it is impracticable to track on a contract-by-contract basis the realized gains/losses for these derivatives and embedded derivatives.

(2)	All amounts in these columns are reported in net realized capital gains/losses, except for $1 for the six months ended June 30, 2008, which is reported in benefits, losses and loss adjustment expenses. All amounts are before income taxes and amortization of DAC.

(3)	OCI refers to “Other comprehensive income” in the consolidated statement of comprehensive income (loss). All amounts are before income taxes and amortization of DAC.

(4)	Transfers in and/or (out) of Level 3 during the six months ended June 30, 2008 are attributable to a change in the availability of market observable information and re-evaluation of the observability of pricing inputs for individual securities within respective categories.

(5)	Derivatives instruments are reported in this table on a net basis for asset/(liability) positions and reported on the consolidated balance sheet in other investments and other liabilities.

(6)	The January 1, 2008 fair value of $238 includes the pre-SFAS 157 fair value of $128 and transitional adjustment of $110.

(7)	The realized/unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on net income for the Company.

3. Fair Value Measurements (continued)
Financial Instruments Not Carried at Fair Value
The following include disclosures for other financial instruments not carried at fair value and not included in above SFAS 157 discussion.
The carrying amounts and fair values of The Company’s financial instruments not carried at fair value, as of June 30, 2009 and December 31, 2008 were as follows:

	June 30,		December 31,
	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets
Policy loans	$2,152	$2,343	$2,154	$2,366
Mortgage loans on real estate	4,718	3,723	4,896	4,265

Liabilities
Other policyholder funds and benefits payable [1]	$13,990	13,961	$14,421	$14,158
Consumer Notes [2]	1,199	1,235	1,210	1,188

[1]	Excludes guarantees on variable annuities, group accident and health and universal life insurance contracts, including corporate owned life insurance.

[2]	Excludes amounts carried at fair value and included in SFAS 157 disclosures above.
The Company has not made any changes in its valuation methodologies for the following assets and liabilities since December 31, 2008.
•	Fair value for policy loans and consumer notes were estimated using discounted cash flow calculations using current interest rates.

•	Fair values for mortgage loans on real estate were estimated using discounted cash flow calculations based on current lending rates for similar type loans. Current lending rates reflect changes in credit spreads and the remaining terms of the loans.

•	Other policyholder funds and benefits payable, not carried at fair value and not included in above SFAS 157 fair value information, is determined by estimating future cash flows, discounted at the current market rate.
4. Investments and Derivative Instruments
Available-for-Sale Securities
The following table presents the Company’s AFS securities by type.

	June 30, 2009					December 31, 2008
	Cost or	Gross	Gross		Non-	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Credit	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	OTTI [1]	Cost	Gains	Losses	Value

AFS securities
ABS	$2,652	$13	$(719)	$1,946	$(38)	$2,790	$5	$(819)	$1,976
CDOs	3,581	3	(1,662)	1,922	(69)	3,692	2	(1,713)	1,981
CMBS	7,844	27	(2,658)	5,213	(63)	8,243	21	(2,915)	5,349
Corporate	23,188	524	(2,178)	21,534	(17)	21,252	441	(2,958)	18,735
Govt./govt. agencies
Foreign	508	25	(14)	519	—	2,094	86	(33)	2,147
United States	3,535	12	(233)	3,314	—	5,033	75	(39)	5,069
RMBS	4,124	57	(1,159)	3,022	(138)	4,423	57	(882)	3,598
States, municipalities and political subdivisions	907	5	(194)	718	—	917	8	(220)	705

Fixed maturities	46,339	666	(8,817)	38,188	(325)	48,444	695	(9,579)	39,560
Equity securities	516	11	(157)	370	—	614	4	(184)	434

Total AFS securities	$46,855	$677	$(8,974)	$38,558	$(325)	$49,058	$699	$(9,763)	$39,994

[1]	Represents the amount of cumulative non-credit other-than-temporary impairment (“OTTI”) losses transferred to other comprehensive loss in accordance with FSP FAS 115-2 for securities that also had a credit impairment of which $157 was added for the three months ended June 30, 2009. These losses are included in gross unrealized losses as of June 30, 2009.
The Company participates in securities lending programs to generate additional income. Through these programs, certain domestic fixed income securities are loaned from the Company’s portfolio to qualifying third party borrowers in return for collateral in the form of cash or U.S. government securities. As of June 30, 2009 and December 31, 2008, under terms of securities lending programs, the fair value of loaned securities was approximately $695 and $1.8 billion, respectively, which was included in fixed maturities in the

4. Investments and Derivative Instruments (continued)
Condensed Consolidated Balance Sheet. As of June 30, 2009 and December 31, 2008, the Company held collateral associated with the loaned securities in the amount of $707 and $1.8 billion, respectively.
The following table presents the Company’s fixed maturities by contractual maturity year.

	June 30, 2009
Maturity	Amortized Cost	Fair Value

One year or less	$1,429	$1,474
Over one year through five years	8,438	8,365
Over five years through ten years	8,134	7,376
Over ten years	19,480	14,392

Subtotal	37,481	31,607
ABS, CDOs and RMBS [1]	8,858	6,581

Total	$46,339	$38,188

[1]	Excludes CRE CDOs.
Estimated maturities may differ from contractual maturities due to security call or prepayment provisions. Due to the potential for prepayment on certain mortgage- and asset-backed securities, ABS, CDOs and RMBS are not categorized by contractual maturity. CMBS and CRE CDOs are categorized by contractual maturity because they generally are not subject to prepayment risk as these securities are generally structured to include forms of call protections such as yield maintenance charges, prepayment penalties or lockouts and defeasance.
Net Realized Capital Gains (Losses)
The following table presents the Company’s net realized capital gains and losses.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Before-tax)	2009	2008	2009	2008

Gross gains on sale	$74	$33	$199	$68
Gross losses on sale	(133)	(42)	(531)	(175)
Net other-than-temporary impairment losses recognized in earnings	(254)	(90)	(433)	(314)
Japanese fixed annuity contract hedges, net [1]	(6)	(9)	35	(23)
Periodic net coupon settlements on credit derivatives/Japan	(8)	(10)	(23)	(17)
SFAS 157 transition impact	—	—	—	(798)
Results of variable annuity hedge program
GMWB derivatives, net [2]	654	(14)	1,244	(124)
Macro hedge program	(568)	(4)	(364)	5

Total results of variable annuity hedge program	86	(18)	880	(119)
GMIB/GMAB/GMWB reinsurance	336	200	1,432	(146)
Other, net [3]	(64)	(62)	(65)	(186)

Net realized capital gains (losses)	$31	$2	$1,494	$(1,710)

[1]	Relates to the Japanese fixed annuity product (product and related derivative hedging instruments excluding periodic net coupon settlements).

[2]	The net gain on GMWB derivatives for the three and six months ended June 30, 2009 was primarily due to a decline in equity volatility levels, an increase in interest rates and liability model assumption updates for withdrawals, lapses, and credit standing.

[3]	Primarily consists of changes in fair value on non-qualifying derivatives, hedge ineffectiveness on qualifying derivative instruments, foreign currency gains and losses, valuation allowances on mortgage loans and other investment gains and losses.
Net realized capital gains and losses from investment sales, after deducting the life and pension policyholders’ share for certain products, are reported as a component of revenues and are determined on a specific identification basis. Net realized capital losses reported for the three and six months ended June 30, 2009 related to AFS other-than-temporary impairments and net losses on sales were $313 and $765, respectively, and were previously reported as unrealized losses in AOCI. Proceeds from sales of AFS securities totaled $5.9 billion and $21.1 billion, respectively, for the three and six months ended June 30, 2009, and $2.3 billion and $4.5 billion, respectively, for the three and six months ended June 30, 2008.

4. Investments and Derivative Instruments (continued)
Other-Than-Temporary Impairment Losses
The following table presents the Company’s credit other-than-temporary impairments (“credit impairments”) on debt securities held as of June 30, 2009.

Credit OTTI

Balance as of March 31, 2009	$(941)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	(171)
Securities previously impaired	(35)
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	—
Securities that the Company intends to sell or more likely than not will be required to sell before recovery	1
Securities due to an increase in expected cash flows	—

Balance as of June 30, 2009	$(1,146)

[1]	Total additions of $206 are included in the net other-than-temporary impairment losses recognized in earnings of $254 in the Condensed Consolidated Statements of Operations. Also included in the $254 are impairments of $7 representing securities the Company intends to sell and $41 representing equity securities.

4. Investments and Derivative Instruments (continued)
Security Unrealized Loss Aging
The following tables present the Company’s unrealized loss aging for AFS securities by type and length of time the security was in a continuous unrealized loss position.

	June 30, 2009
	Less Than 12 Months			12 Months or More			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses

AFS securities
ABS	$207	$145	$(62)	$2,082	$1,425	$(657)	$2,289	$1,570	$(719)
CDOs	1,273	963	(310)	2,301	949	(1,352)	3,574	1,912	(1,662)
CMBS	2,054	1,483	(571)	5,072	2,985	(2,087)	7,126	4,468	(2,658)
Corporate	5,166	4,394	(772)	7,764	6,358	(1,406)	12,930	10,752	(2,178)
Government/government agencies
Foreign	61	54	(7)	84	77	(7)	145	131	(14)
United States	2,455	2,222	(233)	—	—	—	2,455	2,222	(233)
RMBS	545	441	(104)	2,082	1,027	(1,055)	2,627	1,468	(1,159)
States, municipalities and political subdivisions	160	124	(36)	648	490	(158)	808	614	(194)

Fixed maturities	11,921	9,826	(2,095)	20,033	13,311	(6,722)	31,954	23,137	(8,817)
Equity securities	216	132	(84)	167	94	(73)	383	226	(157)

Total securities in an unrealized loss	$12,137	$9,958	$(2,179)	$20,200	$13,405	$(6,795)	$32,337	$23,363	$(8,974)

	December 31, 2008
	Less Than 12 Months			12 Months or More			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses

AFS securities
ABS	$873	$705	$(168)	$1,790	$1,139	$(651)	$2,663	$1,844	$(819)
CDOs	608	394	(214)	3,068	1,569	(1,499)	3,676	1,963	(1,713)
CMBS	3,875	2,907	(968)	3,978	2,031	(1,947)	7,853	4,938	(2,915)
Corporate	11,101	9,500	(1,601)	4,757	3,400	(1,357)	15,858	12,900	(2,958)
Government/government agencies
Foreign	788	762	(26)	29	22	(7)	817	784	(33)
United States	3,952	3,913	(39)	38	38	—	3,990	3,951	(39)
RMBS	564	415	(149)	2,210	1,477	(733)	2,774	1,892	(882)
States, municipalities and political subdivisions	524	381	(143)	297	220	(77)	821	601	(220)

Fixed maturities	22,285	18,977	(3,308)	16,167	9,896	(6,271)	38,452	28,873	(9,579)
Equity securities	433	296	(137)	136	89	(47)	569	385	(184)

Total securities in an unrealized loss	$22,718	$19,273	$(3,445)	$16,303	$9,985	$(6,318)	$39,021	$29,258	$(9,763)

As of June 30, 2009, AFS securities in an unrealized loss position, comprised of approximately 3,420 securities, primarily related to CMBS, corporate securities, most significantly within the financial services sector, CDOs and RMBS which have experienced significant price deterioration. The Company does not intend to sell nor does it expect to be required to sell the securities outlined above. In addition, the Company asserts its intent and ability to retain the above equity securities until price recovery. Furthermore, based upon the Company’s cash flow modeling and the expected continuation of contractually required principal and interest payments, the Company has deemed these securities to be temporarily impaired as of June 30, 2009.

4. Investments and Derivative Instruments (continued)
Mortgage Loans
The following table presents the Company’s mortgage loans on real estate by type.

	June 30, 2009			December 31, 2008
	Amortized	Valuation	Carrying	Amortized	Valuation	Carrying
	Cost [1]	Allowance	Value	Cost [1]	Allowance	Value

Agricultural	$422	$—	$422	$446	$11	$435
Commercial	4,386	90	4,296	4,463	2	4,461

Total	$4,808	$90	$4,718	$4,909	$13	$4,896

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.
The Company has a monitoring process that is overseen by a committee of investment and accounting professionals that identifies mortgage loans for impairment. For those mortgage loans that, based upon current information and events, it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement, an impairment is recognized and a valuation allowance is established with an offsetting charge to net realized capital losses.
The following table presents the activity within the Company’s valuation allowance for mortgage loans for the six months ended June 30, 2009.

Valuation Allowance

Balance at December 31, 2008	$13
Additions	92
Deductions	(15)

Balance at June 30, 2009	$90

The following tables present the Company’s commercial mortgage loans, including agricultural loans, by region and property type.
Commercial Mortgage Loans on Real Estate by Region

	June 30, 2009		December 31, 2008
	Carrying Value	Percent of Total	Carrying Value	Percent of Total

East North Central	$101	2.1%	$121	2.5%
Middle Atlantic	641	13.6%	556	11.4%
Mountain	81	1.7%	115	2.3%
New England	399	8.4%	407	8.3%
Pacific	1,204	25.5%	1,205	24.6%
South Atlantic	682	14.5%	665	13.6%
West North Central	55	1.2%	56	1.1%
West South Central	203	4.3%	205	4.2%
Other [1]	1,352	28.7%	1,566	32.0%

Total	$4,718	100.0%	$4,896	100.0%

[1]	Includes multi-regional properties.

4. Investments and Derivative Instruments (continued)
Commercial Mortgage Loans on Real Estate by Property Type

	June 30, 2009		December 31, 2008
	Carrying	Percent of	Carrying	Percent of
	Value	Total	Value	Total

Agricultural	$422	8.9%	$435	8.9%
Industrial	787	16.7%	790	16.1%
Lodging	381	8.1%	383	7.8%
Multifamily	717	15.2%	798	16.3%
Office	1,448	30.7%	1,456	29.8%
Retail	701	14.9%	790	16.1%
Other	262	5.5%	244	5.0%

Total	$4,718	100.0%	$4,896	100.0%

Variable Interest Entities
The Company is involved with VIEs primarily as a collateral manager and as an investor through normal investment activities. The Company’s involvement includes providing investment management and administrative services for a fee and holding ownership or other interests as an investor. The Company also has involvement with VIEs as a means of accessing capital.
The following table presents the carrying value of assets and liabilities and the maximum exposure to loss relating to VIEs for which the Company has concluded that it is the primary beneficiary and therefore are consolidated in the Company’s condensed consolidated financial statements.

	June 30, 2009			December 31, 2008
	Total	Total	Maximum Exposure	Total	Total	Maximum Exposure
	Assets	Liabilities 1]	to Loss [2]	Assets	Liabilities [1]	to Loss

CLOs	$251	$55	$212	$339	$89	$237
Limited partnerships	35	15	20	151	72	79
Other investments	163	73	92	249	103	166

Total	$449	$143	$324	$739	$264	$482

[1]	Creditors have no recourse against the Company in the event of default by the VIE. Includes noncontrolling interest in limited partnerships and other investments of $80 and $154 as of June 30, 2009 and December 31, 2008, respectively, that is reported as a separate component of equity in the Company’s Condensed Consolidated Balance Sheet pursuant to SFAS 160.

[2]	The Company’s maximum exposure to loss represents the maximum loss amount that the Company could recognize as a reduction in net investment income or as a realized capital loss and is the consolidated assets at cost net of liabilities. The Company has no implied or unfunded commitments to these VIEs.
During the six months ended June 30, 2009, the Company liquidated or partially liquidated two investments for which the Company had been the primary beneficiary. As a result of the liquidations, the Company is no longer deemed to be the primary beneficiary and accordingly, these VIEs were deconsolidated.

4. Investments and Derivative Instruments (continued)
The following table presents the carrying value of assets and liabilities and the maximum exposure to loss relating to VIEs for which the Company has a significant involvement with but has concluded that it is not the primary beneficiary and therefore are not consolidated. Each of these investments has been held by the Company for over two years.

	June 30, 2009			December 31, 2008
			Maximum			Maximum
			Exposure			Exposure
	Assets	Liabilities	to Loss	Assets	Liabilities	to Loss

CLOs	$255	$—	$284	$280	$—	$316
CDOs	2	—	29	3	—	13

Total [1]	$257	$—	$313	$283	$—	$329

[1]	Maximum exposure to loss represents the Company’s investment in securities issued by CLOs/CDOs at cost. The Company has no implied or unfunded commitments to these VIEs.
Derivative Instruments
The Company utilizes a variety of over-the-counter and exchange traded derivative instruments, including swaps, caps, floors, forwards, futures and options, through one of four Company-approved objectives: to manage risk associated with interest rate, equity market, credit spread and issuer default, price, or currency exchange rate risk or volatility; to manage liquidity; to control transaction costs; or to enter into replication transactions. The Company also purchases and issues financial instruments and products that either are accounted for as free-standing derivatives, such as certain reinsurance contracts, or may contain features that are deemed to be embedded derivative instruments, such as the GMWB rider included with certain variable annuity products.
Derivative instruments are recorded in the Condensed Consolidated Balance Sheets at fair value. Pursuant to FIN No. 39, Offsetting of Amounts Related to Certain Contracts and FIN No. 39-1 Amendment of FASB Interpretation No. 39, the Company offsets the fair value amounts, income accruals, and cash collateral held, related to derivative instruments executed in a legal entity and with the same counterparty under a master netting agreement. The following table summarizes the fair value of derivative instruments, excluding income accruals and cash collateral held, as they are presented in the Condensed Consolidated Balance Sheets:

	Net Derivatives		Asset Derivatives		Liability Derivatives
	June 30, 2009	Dec. 31, 2008	June 30, 2009	Dec. 31, 2008	June 30, 2009	Dec. 31, 2008

Fixed maturities, available-for-sale	$(9)	$(3)	$—	$—	$(9)	$(3)
Other investments	736	1,122	909	1,576	(173)	(454)
Reinsurance recoverables	632	1,302	632	1,302	—	—
Other policyholder funds and benefits payable	(4,373)	(9,214)	—	—	(4,373)	(9,214)
Consumer notes	(4)	(5)	—	—	(4)	(5)
Other liabilities [1]	(2)	2,206	1,437	3,370	(1,439)	(1,164)

Total	$(3,020)	$(4,592)	$2,978	$6,248	$(5,998)	$(10,840)

[1]	Included in Other liabilities in the Condensed Consolidated Balance Sheet is a liability value of $(660) and $(2,531) related to derivative collateral as of June 30, 2009 and December 31, 2008, respectively.
The Company will designate each derivative instrument in accordance with SFAS 133 as either a cash flow hedging instrument (“cash flow hedge”), a fair value hedging instrument (“fair value hedge”), or not qualified as a hedging instrument (“non-qualifying strategies”). See the related sections that follow for descriptions of the accounting treatment for each type of designation.
The purpose of the table presented below is to summarize the balance sheet classification of the Company’s derivative fair value amounts, categorized by the accounting designation, type of derivative instrument, and risk that they are hedging as is noted in the strategy descriptions. This table presents on a strategy level basis the balance sheet location of net fair value amounts of derivative instruments, as well as the gross asset and liability amounts. Derivatives in the Company’s separate accounts are not included because the associated gains and losses accrue directly to policyholders. The Company’s derivative instruments are held for risk management purposes, unless otherwise noted in the tables below. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and is presented in the table to quantify the volume of the Company’s derivative activity. Notional amounts are not necessarily reflective of credit risk. Below the table, the primary changes of notional amount and fair value are discussed in detail. The most significant change in notional amount since December 31, 2008, is related to derivatives associated with the macro hedge program, which reflects the Company’s increased focus on the protection of statutory surplus. The most significant contributors to the increase in fair value relate to GMIB internal reinsurance derivatives due to liability model assumption updates for credit standing and GMWB derivatives primarily due to market-based valuation changes as well as policyholder behavior and liability model assumption updates. For more information on the liability model assumption updates, refer to Note 3.

4. Investments and Derivative Instruments (continued)

					Asset		Liability
	Net Derivatives				Derivatives		Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,
Accounting Designation/Type/Hedging Strategy	2009	2008	2009	2008	2009	2008	2009	2008

Cash flow hedges
Interest rate swaps
Interest rate swaps are primarily used to convert interest receipts on floating-rate fixed maturity securities or interest payments on floating-rate guaranteed investment contracts to fixed rates. These derivatives are predominantly used to better match cash receipts from assets with cash disbursements required to fund liabilities.

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

Balance sheet location – Other investments	$1,306	$2,743	$59	$230	$66	$230	$(7)	$—
Balance sheet location – Other liabilities	6,903	4,055	(5)	192	137	195	(142)	(3)

Total interest rate swaps	8,209	6,798	54	422	203	425	(149)	(3)
Foreign currency swaps
Foreign currency swaps are used to convert foreign denominated cash flows related to certain investment receipts and liabilities payments to U.S. dollars in order to minimize cash flow fluctuations due to changes in currency rates.

Balance sheet location – Other investments	336	496	(4)	29	29	75	(33)	(46)
Balance sheet location – Other liabilities	378	509	(26)	(50)	21	51	(47)	(101)

Total foreign currency swaps	714	1,005	(30)	(21)	50	126	(80)	(147)

Total cash flow hedges	8,923	7,803	24	401	253	551	(229)	(150)

Fair value hedges
Interest rate swaps
Interest rate swaps are used to hedge the changes in fair value of certain fixed rate liabilities and fixed maturity securities due to changes in the benchmark interest rate, LIBOR.
Balance sheet location – Other investments	117	1,043	(5)	(45)	1	16	(6)	(61)
Balance sheet location – Other liabilities	1,669	1,095	(42)	(41)	13	25	(55)	(66)

Total interest rate swaps	1,786	2,138	(47)	(86)	14	41	(61)	(127)
Foreign currency swaps
Foreign currency swaps are used to hedge the changes in fair value of certain foreign denominated fixed rate liabilities due to changes in foreign currency rates.
Balance sheet location – Other investments	164	164	32	37	32	37	—	—
Balance sheet location – Other liabilities	532	532	(42)	(94)	10	11	(52)	(105)

Total foreign currency swaps	696	696	(10)	(57)	42	48	(52)	(105)

Total fair value hedges	2,482	2,834	(57)	(143)	56	89	(113)	(232)

Total cash flow hedges and fair value hedges	$11,405	$10,637	$(33)	$258	$309	$640	$(342)	$(382)

4. Investments and Derivative Instruments (continued)

					Asset		Liability
	Net Derivatives				Derivatives		Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,
Accounting Designation/Type/Hedging Strategy	2009	2008	2009	2008	2009	2008	2009	2008

Non-qualifying strategies
Interest rate swaps, caps, floors, and futures
The Company uses interest rate swaps, caps, floors, and futures to manage duration risk between assets and liabilities in certain portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of June 30, 2009 and December 31, 2008, the notional amount of interest rate swaps in offsetting relationships was $4.2 billion and $3.9 billion, respectively.

Balance sheet location – Other investments	$731	$1,285	$(30)	$(32)	$18	$101	$(48)	$(133)
Balance sheet location – Other liabilities	4,687	3,984	(51)	(58)	214	586	(265)	(644)

Total interest rate swaps, caps, floors, and forwards	5,418	5,269	(81)	(90)	232	687	(313)	(777)
Foreign currency swaps and forwards
The Company enters into foreign currency swaps and forwards to hedge the foreign currency exposures in certain of its foreign denominated fixed maturity investments.
Balance sheet location – Fixed maturities, available-for-sale	98	98	—	—	—	—	—	—
Balance sheet location – Other investments	218	43	3	10	3	10	—	—
Balance sheet location – Other liabilities	641	248	(8)	—	2	6	(10)	(6)

Total foreign currency swaps and forwards	957	389	(5)	10	5	16	(10)	(6)
Credit derivatives that purchase credit protection
Credit default swap agreements are used to purchase credit protection on an individual entity or referenced index to economically hedge against default risk and credit-related changes in value on fixed maturity securities. These contracts require the Company to pay a periodic fee in exchange for compensation from the counterparty should a credit event occur, as defined in the contract, on the part of the referenced security issuer.

Balance sheet location – Other investments	854	1,928	20	188	28	202	(8)	(14)
Balance sheet location – Other liabilities	2,099	705	(11)	58	59	60	(70)	(2)

Total credit derivatives that purchase credit protection	2,953	2,633	9	246	87	262	(78)	(16)
Credit derivatives that assume credit risk [1]
Credit default swaps are used to assume credit risk related to an individual entity, referenced index, or asset pool, as a part of replication transactions. Replication transactions are used as an economical means to synthetically replicate the characteristics and performance of assets that would otherwise be permissible investments under the Company’s investment policies. These contracts entitle the Company to receive a periodic fee in exchange for an obligation to compensate the derivative counterparty should a credit event occur, as defined in the contract, on the part of the referenced security issuers. The Company is also exposed to credit risk due to embedded derivatives associated with credit linked notes.

Balance sheet location – Fixed maturities, available-for-sale	76	106	(9)	(3)	—	—	(9)	(3)
Balance sheet location – Other investments	138	504	(33)	(134)	—	—	(33)	(134)
Balance sheet location – Other liabilities	692	330	(209)	(172)	—	—	(209)	(172)

Total credit derivatives that assume credit risk	906	940	(251)	(309)	—	—	(251)	(309)
Credit derivatives in offsetting positions
The Company enters into credit default swaps to terminate existing credit default swaps, thereby offsetting the changes in value of the original swap going forward.
Balance sheet location – Other investments	537	576	(3)	37	23	75	(26)	(38)
Balance sheet location – Other liabilities	1,604	877	(14)	(45)	137	10	(151)	(55)

Total credit derivatives in offsetting positions	2,141	1,453	(17)	(8)	160	85	(177)	(93)

4.	Investments and Derivative Instruments (continued)

					Asset		Liability
	Net Derivatives				Derivatives		Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,
Accounting Designation/Type/Hedging Strategy	2009	2008	2009	2008	2009	2008	2009	2008

Japanese fixed annuity hedging instruments
The Company enters into currency rate swaps and forwards to mitigate the foreign currency exchange rate and Yen interest rate exposures associated with the Yen denominated individual fixed annuity product.

Balance sheet location – Other investments	$718	$922	$91	$165	$91	$165	$—	$—
Balance sheet location – Other liabilities	1,547	1,412	138	218	140	218	(2)	—

Total Japanese fixed annuity hedging instruments	2,265	2,334	229	383	231	383	(2)	—
Japan 3Win hedging derivatives
During the first quarter of 2009, the Company traded foreign currency swaps to hedge the foreign currency risk exposure related to Japan 3Win product GMIB fixed liability payments. The Japan 3Win product offered both GMAB and GMIB riders attached to certain variable annuity contracts. If the policyholder account value drops below 80% of the initial deposit, either a GMIB must be exercised or the policyholder can elect a lump sum payment. During the fourth quarter of 2008, nearly all contract holder account values had dropped below 80% of the initial deposit, at which point the majority of policyholders had elected to exercise the GMIB.

Balance sheet location – Other investments	526	—	(5)	—	4	—	(9)	—
Balance sheet location – Other liabilities	2,214	—	(107)	—	—	—	(107)	—

Total Japanese fixed annuity hedging instruments	2,740	—	(112)	—	4	—	(116)	—
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

Balance sheet location – Other policyholder funds and benefits payable	48,051	48,406	(3,333)	(6,590)	—	—	(3,333)	(6,590)

Total GMWB product derivatives	48,051	48,406	(3,333)	(6,590)	—	—	(3,333)	(6,590)
GMWB reinsurance contracts
The Company has entered into reinsurance arrangements to offset a portion of its risk exposure to the GMWB for the remaining lives of covered variable annuity contracts. Reinsurance contracts covering GMWB are accounted for as free-standing derivatives. The notional amount of the reinsurance contracts is the GRB amount.

Balance sheet location – Other policyholder funds and benefits payable	414	361	(7)	(34)	—	—	(7)	(34)
Balance sheet location – Reinsurance recoverables	10,843	11,437	632	1,302	632	1,302	—	—

Total GMWB reinsurance contracts	11,257	11,798	625	1,268	632	1,302	(7)	(34)
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

Balance sheet location – Other investments	6,157	2,265	514	599	514	627	—	(28)
Balance sheet location – Other liabilities	9,920	16,355	341	2,065	565	2,070	(224)	(5)

Total GMWB hedging instruments	16,077	18,620	855	2,664	1,079	2,697	(224)	(33)

4. Investments and Derivative Instruments (continued)

					Asset		Liability
	Net Derivatives				Derivatives		Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,
Accounting Designation/Type/Hedging Strategy	2009	2008	2009	2008	2009	2008	2009	2008

GMIB and GMAB reinsurance contracts
The Company reinsured the GMIB and GMAB embedded derivatives for host VA contracts written by its affiliate, HLIKK, in Japan. The reinsurance contracts are accounted for as free-standing derivative contracts. The notional amount of the reinsurance contracts is the Yen denominated GRB balance value converted at the period-end Yen to U.S. dollar foreign spot exchange rate

Balance sheet location — Other policyholder funds and benefits payable	$18,792	$20,192	$(1,027)	$(2,582)	$—	$—	$(1,027)	$(2,582)

Total guaranteed minimum benefit product reinsurance contracts	18,792	20,192	(1,027)	(2,582)	—	—	(1,027)	(2,582)
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

The Company may also enter into equity indexed futures to hedge the equity volatility of certain liability contracts.
Balance sheet location — Other investments	21	21	2	2	2	2	—	—
Balance sheet location — Other liabilities	77	100	(9)	(3)	—	1	(9)	(4)
Balance sheet location — Consumer notes	64	70	(4)	(5)	—	—	(4)	(5)
Balance sheet location — Other policyholder funds and benefits payable	58	58	(6)	(8)	—	—	(6)	(8)

Total equity index swaps, options, and futures	220	249	(17)	(14)	2	3	(19)	(17)
Japanese variable annuity hedging instruments
The Company enters into foreign currency forward and option contracts that convert euros to Yen in order to economically hedge the foreign currency risk associated with certain assumed Japanese variable annuity products.

Balance sheet location — Other investments	71	207	4	36	6	36	(2)	—
Balance sheet location — Other liabilities	173	52	(7)	(1)	3	—	(10)	(1)

Total Japanese variable annuity hedging instruments	244	259	(3)	35	9	36	(12)	(1)
Macro hedge program
The Company utilizes equity and currency option and equity futures contracts partially hedge the statutory reserve impact of equity risk and foreign currency risk arising primarily from guaranteed minimum death benefit (“GMDB”) and GMWB obligations against a decline in the equity markets or changes in foreign currency exchange rates. The notional amount as of June 30, 2009, includes approximately $1.1 billion of short put option contracts, therefore resulting in a net notional amount of approximately $8.3 billion.

Balance sheet location — Other investments	2,008	—	91	—	92	—	(1)	—
Balance sheet location — Other liabilities	7,349	2,188	50	137	136	137	(86)	—

Total macro hedge program	9,357	2,188	141	137	228	137	(87)	—

4. Investments and Derivative Instruments (continued)

					Asset		Liability
	Net Derivatives				Derivatives		Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,
Accounting Designation/Type/Hedging Strategy	2009	2008	2009	2008	2009	2008	2009	2008

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

Balance sheet location – Other policyholder funds and benefits payable	$1,176	$1,068	$—	$—	$—	$—	$—	$—

Total coinsurance and modified coinsurance reinsurance contract	1,176	1,068	—	—	—	—	—	—

Total non-qualifying strategies	$122,554	$115,798	$(2,987)	$(4,850)	$2,669	$5,608	$(5,656)	$(10,458)

Total cash flow hedges, fair value hedges, and non-qualifying strategies	$133,959	$126,435	$(3,020)	$(4,592)	$2,978	$6,248	$(5,998)	$(10,840)

[1]	The derivative instruments related to these hedging strategies are held for other investment purposes.
Change in Notional Amount
The notional amount of derivatives increased approximately $7.5 billion since December 31, 2008, primarily due to the macro hedge program and, to a lesser extent, derivatives hedging the Japan 3Win product, partially offset by a decrease in notional of GMWB derivatives and GMIB internal reinsurance derivatives.
•	The Company increased the notional amount of derivatives associated with the macro hedge program by approximately $7.2 billion, while GMWB related derivatives decreased approximately $3.4 billion, as a result of the Company rebalancing its risk management strategy to place a greater relative emphasis on the protection of statutory surplus. Approximately $1.1 billion of the $7.2 billion increase in notional amount represents short put option contracts, therefore resulting in a net increase in notional of approximately $6.1 billion.
•	The Company added approximately $2.7 billion in notional related to foreign currency swaps used to hedge the GMIB fixed payments associated with the Japan 3Win product.
•	The notional amount of derivatives associated with the internal reinsurance of GMIB declined approximately $1.4 billion primarily due to the Japanese Yen weakening against the U.S. dollar.
Change in Fair Value
The increase of $1.6 billion in the total fair value of derivative instruments since December 31, 2008, was primarily related to an increase in GMIB internal reinsurance derivatives and GMWB derivatives, partially offset by a decrease in the fair value of interest rate derivatives, credit derivatives, and Japan fixed annuity and 3Win hedging derivatives.
•	The fair value of GMIB internal reinsurance derivatives increased primarily due to liability model assumption updates for credit standing. For more information on the liability model assumption update, refer to Note 3.
•	The fair value related to GMWB derivatives increased primarily due to market-based valuation changes, including a decrease in equity volatility levels and an increase in interest rates, as well as policyholder behavior and liability model assumption updates. For more information on the policyholder behavior and liability model assumption updates, refer to Note 3.
•	The fair value of interest rate derivatives used in cash flow hedge relationships declined due to rising interest rates.
•	The fair value related to credit derivatives that economically hedge fixed maturity securities decreased while the fair value related to credit derivatives that assume credit risk as a part of replication transactions increased, both resulting from credit spreads tightening.
•	The fair value of the Japanese fixed annuity and Japan 3Win hedging instruments decreased primarily due to the U.S. dollar strengthening against the Japanese Yen.

4. Investments and Derivative Instruments (continued)
Cash Flow Hedges
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
The following table presents the components of the gain or loss on derivatives that qualify as cash flow hedges:
Derivatives in Cash Flow Hedging Relationships

	Gain (Loss) Recognized in OCI on				Net Realized Capital Gains (Losses) Recognized in Net Income on Derivative
	Derivative (Effective Portion)				(Ineffective Portion)
	Three Months		Six Months		Three Months		Six Months
	Ended		Ended		Ended		Ended
	June 30,		June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009	2008	2009	2008

Interest rate swaps	$(300)	$(110)	$(357)	$(23)	$1	$2	$—	$4
Foreign currency swaps	(122)	9	(123)	(45)	24	—	39	(1)

Total	$(422)	$(101)	$(480)	$(68)	$25	$2	$39	$3

Derivatives in Cash Flow Hedging Relationships

		Gain (Loss) Reclassified from AOCI into
		Income (Effective Portion)
		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2009	2008	2009	2008

Interest rate swaps	Net realized capital gains (losses)	$—	$1	$—	$1
Interest rate swaps	Net investment income (loss)	6	(6)	12	(14)
Foreign currency swaps	Net realized capital gains (losses)	(41)	(24)	(73)	(49)
Foreign currency swaps	Net investment income (loss)	1	—	2	—

Total		$(34)	$(29)	$(59)	$(62)

As of June 30, 2009, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $26. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for forecasted transactions, excluding interest payments on existing variable-rate financial instruments) is four years.
For the three and six months ended June 30, 2009, the Company had $1, before-tax, of net reclassifications from AOCI to earnings resulting from the discontinuance of cash flow hedges due to forecasted transactions that were no longer probable of occurring. For the three and six months ended June 30, 2008, the Company had $(4), before-tax, of net reclassifications from AOCI to earnings resulting from the discontinuance of cash flow hedges due to forecasted transactions that were no longer probable of occurring.
Fair Value Hedges
For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. The Company includes the gain or loss on the derivative in the same line item as the offsetting loss or gain on the hedged item. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

4. Investments and Derivative Instruments (continued)
The Company recognized in income gains (losses) representing the ineffective portion of all fair value hedges as follows:
Derivatives in Fair Value Hedging Relationships

	Gain (Loss) Recognized in Income [1]
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2009		2008		2009		2008
		Hedge		Hedge		Hedge		Hedge
	Derivative	Item	Derivative	Item	Derivative	Item	Derivative	Item

Interest rate swaps
Net realized capital gains (losses)	$49	$(45)	$52	$(54)	$66	$(62)	$—	$(2)
Benefits, losses and loss adjustment expenses	(26)	27	(29)	29	(42)	44	(1)	3
Foreign currency swaps
Net realized capital gains (losses)	63	(63)	(7)	7	47	(47)	24	(24)
Benefits, losses and loss adjustment expenses	(5)	5	(21)	21	—	—	(20)	20

Total	$81	$(76)	$(5)	$3	$71	$(65)	$3	$(3)

[1]	The amounts presented do not include the periodic net coupon settlements of the derivative or the coupon income (expense) related to the hedged item. The net of the amounts presented represents the ineffective portion of the hedge.
Non-qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized capital gains (losses). The following table presents the gain or loss recognized in income on non-qualifying strategies:
Non-qualifying Strategies
Gain (Loss) Recognized within Net Realized Capital Gains (Losses)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Interest rate swaps, caps, floors, and forwards	$6	$(10)	$21	$18
Foreign currency swaps, forwards, and swaptions	(18)	(9)	(21)	(13)
Credit derivatives that purchase credit protection	(199)	(40)	(280)	52
Credit derivatives that assume credit risk	130	(6)	58	(233)
Japanese fixed annuity hedging instruments [1]	50	(141)	(118)	41
Japan 3Win hedging derivatives [2]	119	—	(110)	—
GMWB product derivatives	2,605	316	3,329	(907)
GMWB reinsurance contracts	(425)	(46)	(656)	112
GMWB hedging instruments	(1,518)	(284)	(1,400)	45
GMIB and GMAB product reinsurance contracts	328	200	1,403	(318)
Equity index swaps, options, and futures	(2)	(2)	(4)	—
Japanese variable annuity hedging instruments	(8)	(13)	(19)	(10)
Macro hedge program	(568)	(4)	(364)	5

Total	$500	$(39)	$1,839	$(1,208)

[1]	The associated liability is adjusted for changes in spot rates through realized capital gains and losses and was $(54) and $121 for the three months ended June 30, 2009 and 2008, respectively, and $151 and $(82) for the six months ended June 30, 2009 and 2008, respectively.

[2]	The associated liability is adjusted for changes in spot rates through realized capital gains and losses and was $(44) for the three months ended June 30, 2009 and $140 for the six months ended June 30, 2009.
For the three and six months ended June 30, 2009, the net realized capital gain of $500 and $1.8 billion, respectively, related to derivatives used in non-qualifying strategies was primarily due to the following:
•	The net gain on GMWB related derivatives was primarily due to market-based valuation changes, including a decrease in equity volatility levels and an increase in interest rates, as well as policyholder behavior and liability model assumption updates. For more information on the policyholder behavior and liability model assumption updates, refer to Note 3.
•	The net gain on derivatives associated with GMIB and GMAB product reinsurance contracts, which are reinsured to a related party, was primarily due to an increase in the equity markets and a decrease in equity volatility for the three months ended June 30, 2009, and liability model assumption updates for credit standing for the six months ended June 30, 2009. For more information on the liability model assumption update, refer to Note 3.

4. Investments and Derivative Instruments (continued)
•	The net gain on the Japanese fixed annuity and Japan 3Win hedging instruments for the three months ended June 30, 2009, was primarily due to weakening of the U.S. dollar against the Japanese Yen and an increase in U.S. interest rates. The net loss for the six months ended June 30, 2009, was primarily due to the U.S. dollar strengthening against the Japanese Yen.
•	The net loss on the macro hedge program was primarily the result of an increase in the equity markets and the impact of trading activity.
•	The net loss on credit derivatives that purchase credit protection to economically hedge fixed maturity securities and the net gain on credit derivatives that assume credit risk as a part of replication transactions resulted from credit spreads tightening.
For the three and six months ended June 30, 2008, the net realized capital loss of $(39) and $(1.2) billion related to non-qualifying strategies were primarily due to the following:
•	The net loss on GMWB related derivatives for the six months ended June 30, 2008, was primarily due to the transition to SFAS 157 and liability model assumption updates for mortality.
•	The net gain for the second quarter related to GMIB product reinsurance contract derivatives, which are reinsured to a related party, was primarily due to weakening of the Japanese Yen as compared to the U.S. dollar, while the net loss for the year was primarily due to weakening of the U.S. dollar as compared to the Japanese Yen.
•	The net loss on credit derivatives were comprised of losses in the first quarter on credit derivatives that assume credit risk as a result of credit spreads widening and losses in the second quarter on credit derivatives that purchase credit protection as a result of credit spreads tightening significantly on certain referenced corporate entities.
•	The net loss for second quarter on the Japanese fixed annuity hedging instruments was primarily due to a weakening of the Japanese Yen in comparison to the U.S. dollar as well as an increase in Japanese interest rates.
Refer to Note 9 for additional disclosures regarding contingent credit related features in derivative agreements.
Credit Risk Assumed through Credit Derivatives
The Company enters into credit default swaps that assume credit risk from a single entity, referenced index, or asset pool in order to synthetically replicate investment transactions. The Company will receive periodic payments based on an agreed upon rate and notional amount and will only make a payment if there is a credit event. A credit event payment will typically be equal to the notional value of the swap contract less the value of the referenced security issuer’s debt obligation. A credit event is generally defined as a default on contractually obligated interest or principal payments or bankruptcy of the referenced entity. The credit default swaps in which the Company assumes credit risk primarily reference investment grade single corporate issuers and baskets, which include trades ranging from baskets of up to five corporate issuers to standard and customized diversified portfolios of corporate issuers. The diversified portfolios of corporate issuers are established within sector concentration limits and are typically divided into tranches that possess different credit ratings.
The following tables present the notional amount, fair value, weighted average years to maturity, underlying referenced credit obligation type and average credit ratings, and offsetting notional amounts and fair value for credit derivatives in which the Company is assuming credit risk as of June 30, 2009 and December 31, 2008.
As of June 30, 2009

				Underlying Referenced Credit
				Obligation(s) [1]
			Weighted
			Average		Average	Offsetting
Credit Derivative type by derivative	Notional	Fair	Years to		Credit	Notional	Offsetting
risk exposure	Amount [2]	Value	Maturity	Type	Rating	Amount [3]	Fair Value [3]

Single name credit default swaps
Investment grade risk exposure	$228	$2	5 years	Corporate Credit/ Foreign Gov.	AAA-	$216	$(16)
Below investment grade risk exposure	63	(9)	4 years	Corporate Credit	B	20	(2)
Basket credit default swaps [4]
Investment grade risk exposure	1,132	(146)	5 years	Corporate Credit	BBB	482	5
Investment grade risk exposure	353	(146)	8 years	CMBS Credit	AA	353	146
Below investment grade risk exposure	125	(93)	5 years	Corporate Credit	BBB+	—	—
Credit linked notes
Investment grade risk exposure	76	67	2 years	Corporate Credit	BBB+	—	—

Total	$1,977	$(325)				$1,071	$133

4. Investments and Derivative Instruments (continued)
As of December 31, 2008

				Underlying Referenced Credit
				Obligation(s) [1]
			Weighted
			Average		Average	Offsetting
Credit Derivative type by derivative	Notional	Fair	Years to		Credit	Notional	Offsetting
risk exposure	Amount [2]	Value	Maturity	Type	Rating	Amount [3]	Fair Value [3]

Single name credit default swaps
Investment grade risk exposure	$47	$—	4 years	Corporate Credit	A-	$35	$(9)
Below investment grade risk exposure	46	(12)	4 years	Corporate Credit	CCC+	—	—
Basket credit default swaps [4]
Investment grade risk exposure	1,139	(196)	5 years	Corporate Credit	A-	489	8
Investment grade risk exposure	203	(70)	8 years	CMBS Credit	AAA	203	70
Below investment grade risk exposure	125	(104)	6 years	Corporate Credit	BB+	—	—
Credit linked notes
Investment grade risk exposure	106	95	2 years	Corporate Credit	BBB+	—	—

Total	$1,666	$(287)				$727	$69

[1]	The average credit ratings are based on availability and the midpoint of the applicable ratings among Moody’s, S&P, and Fitch. If no rating is available from a rating agency, then an internally developed rating is used.

[2]	Notional amount is equal to the maximum potential future loss amount. There is no specific collateral related to these contracts or recourse provisions included in the contracts to offset losses.

[3]	The Company has entered into offsetting credit default swaps to terminate certain existing credit default swaps, thereby offsetting the future changes in value of or losses paid related to the original swap.

[4]	Includes $1.4 billion and $1.3 billion as of June 30, 2009 and December 31, 2009, respectively, of standard market indices of diversified portfolios of corporate issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index. Also includes $175 as of June 30, 2009 and December 31, 2009, of customized diversified portfolios of corporate issuers referenced through credit default swaps.
5. Deferred Policy Acquisition Costs and Present Value of Future Profits
Life
Unlock Results
During the second quarter of 2009, the Company revised its methodology for estimating future gross profits using a “Reversion to Mean” (“RTM”) estimation technique to estimate future separate account returns. RTM is an estimation technique commonly used by insurance entities to project future separate account returns. Through this estimation technique, the Company’s DAC model will be adjusted to reflect actual account values at the end of each quarter and through a consideration of recent returns, we will adjust future projected returns over a five year period so that the account value grows to the long-term expected rate of return, providing that those projected returns for the next five years do not exceed certain caps or floors. This will result in a DAC unlock each quarter. However, benefits and assessments used in the determination of SOP 03-1 reserves will be derived from a set of stochastic scenarios that have been calibrated to our reversion to mean separate account returns. The policy related in-force or account values at June 30, 2009 were used to project future gross profits using this new separate account return estimate. The after-tax impact on the Company’s assets and liabilities as a result of the Unlock, which applied to the RTM estimation technique, for the three months ended June 30, 2009 was:

			Death and
		Unearned	Income	Sales
Segment		Revenue	Benefit	Inducement
After-tax (charge) benefit	DAC	Reserves	Reserves [1]	Assets	Total

Retail	$163	$(21)	$98	$13	$253
Retirement Plans	1	—	—	—	1
Individual Life	3	(1)	—	—	2
Other [2]	(75)	6	15	(8)	(62)

Total	$92	$(16)	$113	$5	$194

[1]	As a result of the Unlock, death benefit reserves, in Retail, decreased $307, pre-tax, offset by an decrease of $157, pre-tax, in reinsurance recoverables.

[2]	Includes $(49) related to DAC recoverability associated with the decision to suspend sales in the U.K. variable annuity business.

5. Deferred Policy Acquisition Costs and Present Value of Future Profits (continued)
In addition, during the first quarter of 2009, the Company failed its quarterly tests resulting in an Unlock of future estimated gross profits (the “Unlock”). The policy related in-force or account values at March 31, 2009 were used to project future gross profits. The after-tax impact on the Company’s assets and liabilities as a result of the first quarter Unlock, based on our quantitative and qualitative tests and the second quarter Unlock using the RTM estimation technique, for the six months ended June 30, 2009 was:

			Death and
		Unearned	Income	Sales
Segment		Revenue	Benefit	Inducement
After-tax (Charge) Benefit	DAC	Reserves	Reserves [1]	Assets	Total [2]

Retail	$(503)	$31	$(230)	$(30)	$(732)
Retirement Plans	(53)	—	(2)	(1)	(56)
Individual Life	(64)	40	—	—	(24)
Other [2]	(74)	6	(23)	(8)	(99)

Total	$(694)	$77	$(255)	$(39)	$(911)

[1]	As a result of the Unlock, death benefit reserves, in Retail, increased $741, pre-tax, offset by an increase of $386, pre-tax, in reinsurance recoverables.

[2]	The most significant contributor to the Unlock amounts recorded during the first quarter of 2009 were as a result of actual separate account returns from the period ending October 1, 2008 to March 31, 2009 being significantly below our aggregated estimated return
Changes in deferred policy acquisition costs and present value of future profits were as follows:

	2009	2008

Balance, January 1	9,944	8,601
Deferred costs	366	677
Amortization — Deferred policy acquisition costs and present value of future profits [1]	(673)	(91)
Amortization — Unlock, pre-tax	(1,026)	––
Adjustments to unrealized gains and losses on securities, available-for-sale and other [2]	141	494
Effect of currency translation adjustment	24	5
Effects of FSP FAS 115-2 [2]	(54)	—

Balance, June 30	8,722	9,686

[1]	The increase in amortization from the prior year period is due to lower actual gross profits in 2008 resulting from increased realized capital losses primarily from the adoption of SFAS 157 at the beginning of the first quarter of 2008.

[2]	The effect of adopting FSP FAS 115-2 resulted in an increase to retained earnings and as a result a DAC charge of $54. In addition, an offsetting amount was recorded in unrealized losses as unrealized losses increased upon adoption of FSP FAS 115-2.
6. Goodwill
The carrying amount of goodwill allocated to the Company’s reporting units as of June 30, 2009 and December 31, 2008 is shown below.

	June 30,	December 31,
Reporting Unit	2009	2008

Retail — Other	$159	$159
Retirement	87	79
Individual Life	224	224

Total	$470	$462

In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”, the Company performed a goodwill impairment test on its reporting units in the first quarter of 2009. No goodwill impairment charges were recorded as a result of that test.

7. Separate Accounts, Death Benefits and Other Insurance Benefit Features
The Company records the variable portion of individual variable annuities, 401(k), institutional, 403(b)/457, private placement life and variable life insurance products within separate account assets and liabilities. Separate account assets are reported at fair value. Separate account liabilities are set equal to separate account assets. Separate account assets are segregated from other investments. Investment income and gains and losses from those separate account assets, which accrue directly to, and whereby investment risk is borne by the policyholder, are offset by the related liability changes within the same line item in the condensed consolidated statements of operations. The fees earned for administrative and contract holder maintenance services performed for these separate accounts are included in fee income. For the six months ended June 30, 2009 and 2008, there were no gains or losses on transfers of assets from the general account to the separate account.
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
Changes in the gross GMDB and UL secondary guarantee benefits sold with annuity and/or UL products accounted for and collectively known as “SOP 03-1 reserve liabilities” are as follows:

		UL Secondary
	GMDB [1]	Guarantees [1]

Liability balance as of January 1, 2009	882	40
Incurred	194	14
Unlock	776	—
Paid	(293)	—

Liability balance as of June 30, 2009	1,559	54

[1]	The reinsurance recoverable asset related to the GMDB was $927 as of June 30, 2009. The reinsurance recoverable asset related to the UL Secondary Guarantees was $19 as of June 30, 2009.

		UL Secondary
	GMDB [1]	Guarantees [1]

Liability balance as of January 1, 2008	531	19
Incurred	84	6
Paid	(67)	—

Liability balance as of June 30, 2008	548	25

[1]	The reinsurance recoverable asset related to the GMDB was $336 as of June 30, 2008. The reinsurance recoverable asset related to the UL Secondary Guarantees was $12 as of June 30, 2008.
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

7. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)
The following table provides details concerning GMDB exposure directly written by the Company:
Breakdown of Variable Annuity Account Value by GMDB Type at June 30, 2009

			Retained Net	Weighted Average
	Account	Net amount	Amount	Attained Age of
Maximum anniversary value (“MAV”) [1]	Value	at Risk [8]	at Risk [8]	Annuitant

MAV only	$25,259	$12,600	$4,164	66
With 5% rollup [2]	1,835	1,016	413	65
With Earnings Protection Benefit Rider (“EPB”) [3]	5,280	2,091	217	63
With 5% rollup & EPB	729	346	68	65

Total MAV	33,103	16,053	4,862
Asset Protection Benefit (“APB”) [4]	25,761	8,334	5,432	64
Lifetime Income Benefit (“LIB”) [5]	1,164	407	407	62
Reset [6] (5-7 years)	3,402	943	942	70
Return of Premium [7] /Other	18,434	3,124	2,915	63

Subtotal Account Value Subject to U.S. Guaranteed Minimum Death Benefits [9]	$81,864	$28,861	$14,558	65
Less: General Account Value Subject to U.S. Guaranteed Minimum Death Benefits	6,961

Subtotal Separate Account Liabilities Subject to U.S. Guaranteed Minimum Death Benefits	74,903
Separate Account Liabilities Not Subject to U.S. Guaranteed Minimum Death Benefits	59,030

Total Separate Account Liabilities	133,933

Note: This table does not include assumed GMDB reinsurance from HLIKK with net amount at risk of $3.2 billion as of June 30, 2009

[1]	MAV: the death benefit is the greatest of current account value, net premiums paid and the highest account value on any anniversary before age 80 (adjusted for withdrawals).

[2]	Rollup: the death benefit is the greatest of the MAV, current account value, net premium paid and premiums (adjusted for withdrawals) accumulated at generally 5% simple interest up to the earlier of age 80 or 100% of adjusted premiums.

[3]	EPB: the death benefit is the greatest of the MAV, current account value, or contract value plus a percentage of the contract’s growth. The contract’s growth is account value less premiums net of withdrawals, subject to a cap of 200% of premiums net of withdrawals.

[4]	APB: the death benefit is the greater of current account value or MAV, not to exceed current account value plus 25% times the greater of net premiums and MAV (each adjusted for premiums in the past 12 months).

[5]	LIB: the death benefit is the greatest of current account value, net premiums paid, or for certain contracts a benefit amount that ratchets over time, generally based on market performance.

[6]	Reset: the death benefit is the greatest of current account value, net premiums paid and the most recent five to seven year anniversary account value before age 80 (adjusted for withdrawals).

[7]	Return of premium: the death benefit is the greater of current account value and net premiums paid.

[8]	Net amount at risk is defined as the guaranteed benefit in excess of the current account value. Retained net amount at risk is net amount at risk reduced by that amount which has been reinsured to third parties. Net amount at risk and retained net amount at risk are highly sensitive to equity market movements. For example, as equity market declines, net amount at risk and retained net amount at risk will generally increase.

[9]	Account value includes the contractholder’s investment in the separate account and the general account.
See Note 3 for a description of the Company’s guaranteed living benefits that are accounted for at fair value.
Account balances of contracts with guarantees were invested in variable separate accounts as follows:

Asset type	June 30, 2009	December 31, 2008

Equity securities	$65,476	$63,114
Cash and cash equivalents	9,427	10,174

Total	$74,903	$73,288

As of December 31, 2008, approximately 16% of the equity securities above were invested in fixed income securities through these funds and approximately 84% were invested in equity securities.
8. Sales Inducements
The Company currently offers enhanced crediting rates or bonus payments to contract holders on certain of its individual and group annuity products. The expense associated with offering a bonus is deferred and amortized over the life of the related contract in a pattern consistent with the amortization of deferred policy acquisition costs. Consistent with the Company’s Unlocks in the six months ended June 30, 2009, the Company unlocked the amortization of the sales inducement asset. See Note 5, for more information concerning the Unlocks.
Changes in deferred sales inducement activity were as follows for the six months ended June 30:

	2009	2008
Balance, January 1	$533	$459
Sales inducements deferred	28	78
Amortization — Unlock	(57)	0
Amortization	(81)	(5)

Balance, end of period	$423	$532

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
Structured Settlement Class Action Litigation — In October 2005, a putative nationwide class action was filed in the United States District Court for the District of Connecticut against the Company and several of its subsidiaries on behalf of persons who had asserted claims against an insured of a Hartford property & casualty insurance company that resulted in a settlement in which some or all of the settlement amount was structured to afford a schedule of future payments of specified amounts funded by an annuity from a Hartford life insurance company (“Structured Settlements”). The operative complaint alleges that since 1997 the Company has systematically deprived the settling claimants of the value of their damages recoveries by secretly deducting 15% of the annuity premium of every Structured Settlement to cover brokers’ commissions, other fees and costs, taxes, and a profit for the annuity provider, and asserts claims under the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and state law. The plaintiffs seek compensatory

9. Commitments and Contingencies (continued)
damages, punitive damages, pre-judgment interest, attorney’s fees and costs, and injunctive or other equitable relief. The Company vigorously denies that any claimant was misled or otherwise received less than the amount specified in the structured-settlement agreements. In March 2009, the district court certified a class for the RICO and fraud claims composed of all persons, other than those represented by a plaintiffs’ broker, who entered into a Structured Settlement since 1997 and received certain written representations about the cost or value of the settlement. The district court declined to certify a class for the breach-of-contract and unjust-enrichment claims. The Company has petitioned the United States Court of Appeals for the Second Circuit for permission to file an interlocutory appeal of the class-certification ruling. Proceedings in the district court are stayed until proceedings in the Second Circuit conclude.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the insurance operating entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the insurance operating entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the insurance operating entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of June 30, 2009, is $500. Of this $500, the insurance operating entities have posted collateral of $470 in the normal course of business. Based on derivative market values as of June 30, 2009, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require approximately an additional $6 to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we may be required to post is primarily in the form of U.S. Treasury bills and U.S. Treasury notes.

10. Stock Compensation Plans
Hartford Life’s employees are included in The Hartford 2005 Incentive Stock Plan and The Hartford Employee Stock Purchase Plan.
The Hartford has two primary stock-based compensation plans. Shares issued in satisfaction of stock-based compensation may be made available from authorized but unissued shares, shares held by The Hartford in treasury or from shares purchased in the open market. The Hartford typically issues shares from treasury in satisfaction of stock-based compensation. The Company was allocated compensation expense of $2 and $6 for the three months ended June 30, 2009 and 2008 and $6 and $11 for the six months ended June 30, 2009 and 2008, respectively. The Company’s income tax benefit recognized for stock-based compensation plans was $1 and $2 for the three months ended June 30, 2009 and 2008 and $2 and $3 for the six months ended June 30, 2009 and 2008, respectively. The Company did not capitalize any cost of stock-based compensation.
11. Transactions with Affiliates
Transactions of the Company with Hartford Fire Insurance Company, Hartford Holdings and its affiliates relate principally to tax settlements, reinsurance, insurance coverage, rental and service fees, payment of dividends and capital contributions. In addition, an affiliated entity purchased group annuity contracts from the Company to fund structured settlement periodic payment obligations assumed by the affiliated entity as part of claims settlements with property casualty insurance companies and self-insured entities. As of June 30, 2009 and December 31, 2008 the Company had $49 and $49, respectively of claim annuities purchased from an affiliated entity. Substantially all general insurance expenses related to the Company, including rent and employee benefit plan expenses are initially paid by The Hartford. Direct expenses are allocated to the Company using specific identification, and indirect expenses are allocated using other applicable methods. Indirect expenses include those for corporate areas which, depending on type, are allocated based on either a percentage of direct expenses or on utilization.
Hartford Life sells fixed market value adjusted (“MVA”) annuity products to customers in Japan. The yen based MVA product is written by the Hartford Life Insurance KK (“HLIKK”), a wholly owned Japanese subsidiary of Hartford Life and subsequently reinsured to the Company. As of June 30, 2009 and December 31, 2008, $2.6 billion and $2.8 billion, respectively, of the account value had been assumed by the Company.
Effective August 31, 2005, a subsidiary of the Company, Hartford Life and Annuity Insurance Company (“HLAI”), entered into a reinsurance agreement with HLIKK. Through this agreement, HLIKK agreed to cede and HLAI agreed to reinsure 100% of the risks associated with the in-force and prospective GMIB riders issued by HLIKK on its variable annuity business. Effective July 31, 2006, the agreement was modified to include the GMDB on covered contracts that have an associated GMIB rider. The modified reinsurance agreement applies to all contracts, GMIB riders and GMDB riders in-force and issued as of July 31, 2006 and prospectively, except for policies and GMIB riders issued prior to April 1, 2005, which were recaptured. Additionally, a tiered reinsurance premium structure was implemented. On the date of recapture, HLAI forgave the reinsurance derivative asset of $110 and paid HLIKK $38. The net result of the recapture was recorded as a dividend of $93, after-tax. GMIB riders issued by HLIKK subsequent to April 1, 2005 continue to be reinsured by HLAI. While the form of the agreement between HLAI and HLIKK for GMIB business is reinsurance, in substance and for accounting purposes the agreement is a free standing derivative. As such, the reinsurance agreement for GMIB business is recorded at fair value on the Company’s balance sheet, with prospective changes in fair value recorded in net realized capital gains (losses) in net income. The fair value of GMIB liability at June 30, 2009 and December 31, 2008 is $1.0 billion and $2.6 billion (of which $148 relates to the adoption of SFAS 157), respectively. For additional information regarding GMIB liability, see Note 3 of Notes to Condensed Consolidated Financial Statements.
Effective September 30, 2007, HLAI entered into another reinsurance agreement where HLIKK agreed to cede and HLAI agreed to reinsure 100% of the risks associated with the in-force and prospective GMAB, GMIB and GMDB riders issued by HLIKK on certain of its variable annuity business. The reinsurance of the GMAB riders is accounted for as a free-standing derivative in accordance with SFAS 133. Accordingly, the reinsurance of the GMAB is recorded at fair value on the Company’s balance sheet, with prospective changes in fair value recorded in net realized capital gains (losses) in net income. The fair value of the GMAB is a liability of $1 and $1 at June 30, 2009 and December 31, 2008, respectively. This treaty covered HLIKK’s “3 Win” annuity. This product contains a GMIB

11. Transactions with Affiliates (continued)
feature that triggers at a float value of 80% of original premium and gives the policyholder an option to receive either an immediate withdrawal of account value without surrender charges or a payout annuity of the original premium over time. As a result of capital markets underperformance, 97% of contracts, a total of $3.1 billion triggered during the fourth quarter of 2008, and of this amount $2.2 billion have elected the payout annuity. The Company received the proceeds of this triggering impact, net of the first annuity payout, through a structured financing transaction with HLIKK and will pay the associated benefits to HLIKK over a 12-year payout.
Effective February 29, 2008, HLAI entered into another reinsurance agreement where HLIKK agreed to cede and HLAI agreed to reinsure 100% of the risks associated with the in-force and prospective GMWB riders issued by HLIKK on certain variable annuity business. The reinsurance of the GMWB riders is accounted for as a free-standing derivative in accordance with SFAS 133. Accordingly, the reinsurance of the GMWB is recorded at fair value on the Company’s balance sheet, with prospective changes in fair value recorded in net realized capital gains (losses) in net income. The fair value of the GMWB was a liability of $6 and $34 at June 30, 2009 and December 31, 2008, respectively.
The Reinsurance Agreement for GMDB business is accounted for under SOP 03-1 “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”). As of June 30, 2009 the liability for the assumed reinsurance of the GMDB and the net amount at risk was $55 and $3.2 billion, respectively. As of December 31, 2008 the liability for the assumed reinsurance of the GMDB and the net amount at risk was $14 and $4.3 billion, respectively.
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
12. Equity
Noncontrolling Interests
The Company adopted SFAS 160 on January 1, 2009. The scope of this Statement applies to all entities that prepare consolidated financial statements and as such, includes VIEs in which the Company has concluded that it is the primary beneficiary. See Note 4 for further discussion of the Company’s involvement in VIEs. The Company also holds the majority interest in certain general account mutual funds, in which it has provided seed money. The scope of SFAS 160 also applies to these mutual fund investments. Upon adoption of SFAS 160, the Company reclassified $255 as of January 1, 2008 from liabilities to equity, representing the noncontrolling interest of other investors in these VIEs and mutual fund investments. The noncontrolling interest within these entities is likely to change, as these entities represent investment vehicles whereby investors may frequently redeem or contribute to these investments. As such, the change in noncontrolling ownership interest represented in the Company’s Condensed Consolidated Statement of Changes in Equity will primarily represent redemptions and additional subscriptions within these investment vehicles.
The following table represents the change in noncontrolling ownership interest recorded in the Company’s Condensed Consolidated Statement of Changes in Equity for the VIEs and mutual fund seed investments as of June 30, 2009 and 2008:

	June 30,
	2009	2008

Redemptions of The Hartford’s interest in VIEs and mutual fund seed investments resulting in deconsolidation (1)	$(48)	$(22)

Net (redemptions) and subscriptions from noncontrolling interests	$(36)	$61

Total change in noncontrolling interest ownership	$(84)	$39

(1)	The redemptions of the Company’s interest in VIEs and mutual fund seed investments for the six months ended June 30, 2009 and 2008 resulted in a realized capital loss of $6 and a realized capital gain of $1, respectively, which were recognized in realized capital gains (losses).

13. Restructuring, Severance and Other Costs
In the second quarter of 2009, we completed a review of several strategic alternatives with a goal of preserving capital, reducing risk and stabilizing our ratings. These alternatives included the potential restructuring, discontinuation or disposition of various business lines. Following that review, the Company announced that it would suspend all new sales in the European’s operations and that it was evaluating strategic options with respect to its Institutional Markets businesses. The Company has also initiated plans to change the management structure of the organization and fundamentally reorganize the nature and focus of the Company’s operations. These plans will result in termination benefits to current employees, costs to terminate leases and other contracts and asset impairment charges. The Company intends to complete these restructuring activities and execute final payment by December 2010.
Termination benefits related to workforce reductions have been accrued in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits”, (“SFAS 112”) through June 30, 2009. Termination benefits related to workforce reductions and lease terminations in accordance with SFAS 112 and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) are expected to be accrued in subsequent quarters, as appropriate. Asset impairment charges have been and will be recorded in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).
The following pre-tax charges were incurred during the three months ended June 30, 2009 in connection with the restructuring initiatives previously announced:

Total restructuring costs

Other severance benefits	18
Asset impairment charges	13

Total restructuring, severance and other costs for the three months ended June 30, 2009	$31

It is expected that the total costs associated with restructuring, severance and other costs will be appropriately $40 to $50, pre-tax, with the additional costs attributed mainly to the costs to exit various contracts. Amounts incurred during the three months ended June 30, 2009 were recorded in the Life Other segment as other expenses.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in millions, unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Hartford Life Insurance Company and its subsidiaries (“Hartford Life Insurance Company”, “Life” or the “Company”) as of June 30, 2009, compared with December 31, 2008, and its results of operations for the three and six months ended June 30, 2009 compared to the equivalent 2008 periods. This discussion should be read in conjunction with the MD&A in Hartford Life Insurance Company’s 2008 Form 10-K Annual Report and the Current Report on Form 8-K filed on April 30, 2009.
Certain of the statements contained herein are forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainties that are, in many instances, beyond the Company’s control and have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in Part II, Item 1A, Risk Factors as well as Part II, Item 1A, Risk Factors of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, and Part I, Item 1A, Risk Factors in the Company Form 10-K Annual Report and the Current Report on Form 8-K filed on April 30, 2009. These important risks and uncertainties include, without limitation, uncertainties related to the depth and duration of the current recession and financial market conditions which could continue to pressure our capital position and adversely affect the Company’s business and results; the extent of the impact on the Company’s results and prospects of recent downgrades in the Company’s financial strength ratings and the impact of further downgrades on the Company’s business and results; the success of management initiatives to stabilize the Company’s ratings and mitigate and reduce risks associated with various business lines, the additional restrictions, oversight, costs and other potential consequences of The Hartford’s participation in the Capital Purchase Program under the Emergency Economic Stabilization Act of 2008; changes in financial and capital markets, including changes in interest rates, credit spreads, equity prices and foreign exchange rates; the inability to effectively mitigate the impact of equity market volatility on the Company’s financial position and results of operations arising from obligations under annuity product guarantees; the amount of statutory capital that the Company has, changes to the statutory reserves and/or risk based capital requirements, and the Company’s ability to hold and protect sufficient statutory capital to maintain financial strength and credit ratings; the incidence and severity of catastrophes, both natural and man-made; losses due to nonperformance or defaults by others; the potential for differing interpretations of the methodologies, estimations and assumptions that underlie the valuation of the Company’s financial instruments that could result in changes to investment valuations; the subjective determinations that underlie the Company’s evaluation of other-than-temporary impairments on available-for-sale securities; the potential for further acceleration of DAC amortization; the potential for further impairment of our goodwill; the possible occurrence of terrorist attacks; the response of reinsurance companies under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect the Company against losses; stronger than anticipated competitive activity; unfavorable judicial or legislative developments; the potential effect of domestic and foreign regulatory developments, including those which could increase the Company’s business costs and required capital levels; the Company’s ability to distribute its products through distribution channels, both current and future; the ability to recover the Company’s systems and information in the event of a disaster or other unanticipated event; potential for difficulties arising from outsourcing relationships; potential changes in federal or state tax laws, including changes impacting the availability of the separate account dividend received deduction; the Company’s ability to protect its intellectual property and defend against claims of infringement; and other factors described in such forward-looking statements.
INDEX

Overview	48	Investment Credit Risk	73
Critical Accounting Estimates	48	Capital Resources and Liquidity	87
Consolidated Results of Operations	65	Accounting Standards	90
Retail	67
Individual Life	67
Retirement Plans	70
Institutional	71
Other	72
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
The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: estimated gross profits used in the valuation and amortization of assets and liabilities associated with variable annuity and other universal life-type contracts; living benefits required to be fair valued; valuation of investments and derivative instruments; evaluation of other-than-temporary impairments on available-for-sale securities and contingencies relating to corporate litigation, goodwill and regulatory matters certain of these estimates are particularly sensitive to market conditions, and deterioration and/or volatility in the worldwide debt or equity markets could have material impact on the condensed consolidated financial statements. In developing these estimates management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements. For discussion of the critical accounting estimates not discussed below, see MD&A in the Company’s 2008 Form 10-K Annual Report and the current report on Form 8-K filed on April 30, 2009.
Life Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts
Accounting Policy and Assumptions
The deferred policy acquisition costs asset and present value of future profits (“PVFP”) intangible asset (hereafter, referred to collectively as “DAC”) related to investment contracts and universal life-type contracts (including variable annuities) are amortized in the same way, over the estimated life of the contracts acquired using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of estimated gross profits (“EGPs”). EGPs are also used to amortize other assets and liabilities on the Company’s balance sheet, such as sales inducement assets and unearned revenue reserves (“URR”). Components of EGPs are used to determine reserves for guaranteed minimum death, income and universal life secondary guarantee benefits accounted for and collectively referred to as “SOP 03-1 reserves”. At June 30, 2009 and December 31, 2008, the carrying value of the Company’s DAC asset was $8.7 billion and $9.9 billion, respectively. At June 30, 2009, the sales inducement asset, unearned revenue reserves, and SOP 03-1 balances were $423, $1.3 billion and $1.6 billion, respectively. At December 31, 2008, the sales inducement asset, unearned revenue reserves and SOP 03-1 were $533, $1.5 billion and $925, respectively.
For most contracts, the Company estimates gross profits over a 20-year horizon as estimated profits emerging subsequent to that timeframe are immaterial. The Company uses other amortization bases for amortizing DAC, such as gross costs (net of reinsurance), as a replacement for EGPs when EGPs are expected to be negative for multiple years of the contract’s life. Actual gross profits, in a given reporting period, that vary from management’s initial estimates result in increases or decreases in the rate of amortization, commonly referred to as a “true-up”, which are recorded in the current period.
Products sold in a particular year are aggregated into cohorts. Future gross profits for each cohort are projected over the estimated lives of the underlying contracts, and are, to a large extent, a function of future account value projections for variable annuity products and to a lesser extent for variable universal life products. The projection of future account values requires the use of certain assumptions. The assumptions considered to be important in the projection of future account value, and hence the EGPs, include separate account fund performance, which is impacted by separate account fund mix, less fees assessed against the contract holder’s account balance, surrender and lapse rates, interest margin, mortality, and hedging costs. The assumptions are developed as part of an on-going process and are dependent upon the Company’s current best estimates of future events.
Through March 31, 2009, the Company estimated gross profits using the mean of EGPs derived from a set of stochastic scenarios that had been calibrated to our estimated separate account return. Beginning in the second quarter of 2009, the Company estimated gross profits from a single deterministic reversion-to-mean (“RTM”) separate account return projection. RTM is an estimation technique commonly used by insurance entities to project future separate account returns. Through this estimation technique, the Company’s DAC model will be adjusted to reflect actual account values at the end of each quarter and through a consideration of recent returns, we will adjust future projected returns over a five year period so that the account value grows to the long-term expected rate of return, providing that those projected returns for the next five years do not exceed certain caps or floors. This will result in a DAC unlock, describe below, each quarter. However, benefits and assessments used in the determination of SOP 03-1 reserves will be derived from a set of stochastic scenarios that have been calibrated to our reversion to mean separate account returns. Under RTM, the Company makes the following assumptions about the asset categories that comprise separate accounts:
•	Equities: The reversion period combines a five-year prospective period and a look-back period to April 1, 2009 intended to reflect the results of recent historical market experience. The expected long-term equity rate of return on the U.S. equity asset classes is 9.5%, subject to a 15% cap.
•	Fixed Income: The expected long-term rate of return on the U.S. fixed income asset class is 6.0%.
The following table summarizes the general impacts to individual variable annuity EGPs and earnings for DAC amortization caused by changes in separate account returns, mortality and future lapse rate assumptions:

Impact on Earnings
for DAC
Assumption	Impact to EGPs	Amortization
Expected long-term rates of return increases	Increase: As expected fee income would increase and expected claims would decrease.	Benefit

Expected long-term rates of return decreases	Decrease: As expected fee income would decrease and expected claims would increase.	Charge

Future mortality increases	Decrease: As expected fee income would decrease because the time period in which fees would be collected would be reduced and claims would increase.	Charge

Future mortality decreases	Increase: As expected fee income would increase because the time period in which fees would be collected would increase and claims would decrease.	Benefit

Future lapse rate increases	Decrease: As expected fee income would decrease because the time period in which fees would be collected would be reduced at a greater rate than claims would decrease. (1)	Charge (1)

Future lapse rate decreases	Increase: As expected fee income would increase because the time period in which fees would be collected would increase at a greater rate than claims would increase. (1)	Benefit (1)

(1)	If a contract is significantly in-the-money such that expected lifetime claims exceed lifetime fee income, this relationship would reverse.
In addition to changes to the assumptions described above, changes to other policyholder behaviors such as resets, partial surrenders, reaction to price increases, and asset allocations could cause EGPs to fluctuate.
Estimating future gross profits is complex and requires considerable judgment and the forecasting of events well into the future. Even though the Company has adopted a RTM estimation technique for determining future separate account returns, the Company will continue to complete a comprehensive assumption study and refine its estimate of future gross profits, as a result of that study, during the third quarter of each year. Upon completion of an assumption study, the Company revises its assumptions to reflect its current best estimate, thereby changing its estimate of projected account values and the related EGPs in the DAC, sales inducement and unearned revenue reserve amortization models as well as SOP 03-1 reserving models. The DAC asset, as well as the sales inducement asset, unearned revenue reserves and SOP 03-1 reserves are adjusted with an offsetting benefit or charge to income to reflect such changes in the period of the revision. All assumption changes that affect the estimate of future EGPs including the update of current account values, the use of the RTM estimation technique or policyholder behavior assumptions are considered an unlock in the period of revision. An Unlock that results in an after-tax benefit generally occurs as a result of actual experience or future expectations of product profitability being favorable compared to previous estimates. An Unlock that results in an after-tax charge generally occurs as a result of actual experience or future expectations of product profitability being unfavorable compared to previous estimates.
Prior to adopting the RTM estimation technique for determining future separate account returns, in addition to the comprehensive assumption study performed in the third quarter of each year, revisions to best estimate assumptions used to estimate future gross profits were also necessary when the EGPs in the Company’s models fell outside of an independently determined reasonable range of EGPs. In addition, the Company considered, on a quarterly basis, other qualitative factors such as product, regulatory and policyholder behavior trends and would also revise EGPs if those trends were expected to be significant and were not or could not be included in the statistically significant ranges of reasonable EGPs. After reviewing both the quantitative test results and certain qualitative factors as of March 31, 2009, the Company determined an interim Unlock was necessary.
Unlock
As a result of strong returns on the equity markets, offset by credit spread compression on the Company’s general account bond portfolio, the after-tax impact on the Company’s assets and liabilities as a result of the Unlock, which applied the RTM estimation technique, for the three months ended June 30, 2009 was:

			Death and
		Unearned	Income	Sales
Segment		Revenue	Benefit	Inducement
After-tax (charge) benefit	DAC	Reserves	Reserves [1]	Assets	Total

Retail	$163	$(21)	$98	$13	$253
Retirement Plans	1	—	—	—	1
Individual Life	3	(1)	—	—	2
Other [2]	(75)	6	15	(8)	(62)

Total	$92	$(16)	$113	$5	$194

[1]	As a result of the Unlock, death benefit reserves, in Retail, decreased $307, pre-tax, offset by an decrease of $157, pre-tax, in reinsurance recoverables.

[2]	Includes $(49) related to DAC recoverability associated with the decision to suspend sales in the U.K. variable annuity business.
The after-tax impact on the Company’s assets and liabilities as a result of the Unlock in the first quarter based on our quantitative and qualitative tests and the second quarter, based on the RTM estimation technique, for the six months ended June 30, 2009 was:

			Death and
		Unearned	Income	Sales
Segment		Revenue	Benefit	Inducement
After-tax (charge) benefit	DAC	Reserves	Reserves [1]	Assets	Total [2]

Retail	$(503)	$31	$(230)	$(30)	$(732)
Retirement Plans	(53)	—	(2)	(1)	(56)
Individual Life	(64)	40	—	—	(24)
Other	(74)	6	(23)	(8)	(99)

Total	$(694)	$77	$(255)	$(39)	$(911)

[1]	As a result of the Unlock, death benefit reserves, in Retail, increased $741, pre-tax, offset by an increase of $386, pre-tax, in reinsurance recoverables.

[2]	The most significant contributor to the Unlock amounts recorded during the first quarter of 2009 were as a result of actual separate account returns from the period ending October 1, 2008 to March 31, 2009 being significantly below our aggregated estimated return
An “Unlock” only revises EGPs to reflect current best estimate assumptions. With or without an Unlock, and even after an Unlock occurs, the Company must also test the aggregate recoverability of the DAC and sales inducement assets by comparing the existing DAC balance to the present value of future EGPs. In addition, the Company routinely stress tests its DAC and sales inducement assets for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced a significant sell-off, as the majority of policyholders’ funds in the separate accounts is invested in the equity market. The Company’s decision to suspend its U.K. variable annuity sales negatively impacted the loss recognition testing on the DAC and sales inducement assets. As a result, a $49 loss was reported within the earnings of the Other segment during the second quarter of 2009 and included in the Unlock results in the tables above. As of June 30, 2009, the Company believed individual variable annuity EGPs could fall, through a combination of negative market returns, lapses and mortality, by at least 30% before portions of its DAC and sales inducement assets would be unrecoverable.
Valuation of Investments and Derivative Instruments
The Company’s investments in fixed maturities include bonds, redeemable preferred stock and commercial paper. These investments, along with certain equity securities, which include common and non-redeemable preferred stocks, are classified as “available-for-sale” (“AFS”) and are carried at fair value. The after-tax difference from cost or amortized cost is reflected in stockholders’ equity as a component of Other Comprehensive Income (“OCI”), after adjustments for the effect of deducting the life and pension policyholders’ share of the immediate participation guaranteed contracts and certain life and annuity deferred policy acquisition costs and reserve adjustments. The equity investments associated with the variable annuity products offered in the U.K. are recorded at fair value and are classified as “trading” with changes in fair value recorded in net investment income. Policy loans are carried at outstanding balance. Mortgage loans on real estate are recorded at the outstanding principal balance adjusted for amortization of premiums or discounts and net of valuation allowances. Short-term investments are carried at amortized cost, which approximates fair value. Limited partnerships and other alternative investments are reported at their carrying value with the change in carrying value accounted for under the equity method and accordingly the Company’s share of earnings are included in net investment income. Recognition of limited partnerships and other alternative investment income is delayed due to the availability of the related financial statements, as private equity and other funds are generally on a three-month delay and hedge funds are on a one-month delay. Accordingly, income for the three and six months ended June 30, 2009 may not include the full impact of current year changes in valuation of the underlying assets and liabilities, which are generally obtained from the partnerships’ general partners. Other investments primarily consist of derivatives instruments which are carried at fair value.
Valuation of Fixed Maturity, Short-Term and Equity Securities, Available-for-Sale
The fair value for fixed maturity, short-term and equity securities, available-for-sale, in an active and orderly market (i.e. not distressed or forced liquidation) is determined by management after considering one of three primary sources of information: third party pricing services, independent broker quotations or pricing matrices. Security pricing is applied using a “waterfall” approach whereby prices are first sought from third party pricing services, the remaining unpriced securities are submitted to independent brokers for prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these three pricing methods include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows and prepayments speeds. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third party pricing services will normally derive the security prices through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. For further discussion, see Valuation of Fixed Maturity, Short-term and Equity Securities Available-for-Sale Section in Note 3 of the Notes to the Condensed Consolidated Financial Statements.
In accordance with SFAS 157, the Company has analyzed the third party pricing services valuation methodologies and related inputs, and has also evaluated the various types of securities in its investment portfolio to determine an appropriate SFAS 157 fair value hierarchy level based upon trading activity and the observability of market inputs. For further discussion of SFAS 157, see Note 3 of the Notes to the Condensed Consolidated Financial Statements.
The following table presents the fair value of fixed maturity, short-term and equity securities, available-for-sale, by pricing source and SFAS 157 hierarchy level as of June 30, 2009.

	Quoted Prices in
	Active Markets	Significant	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Priced via third party pricing services	$354	$29,954	$1,369	$31,677
Priced via independent broker quotations	—	—	2,946	2,946
Priced via matrices	—	8	3,631	3,639
Priced via other methods [1]	—	53	243	296
Short-term investments [2]	5,180	1,314	—	6,494

Total	$5,534	$31,329	$8,189	$45,052

% of Total	12.3%	69.5%	18.2%	100.0%

[1]	Represents securities for which adjustments were made to reduce prices received from third parties and certain private equity investments that are carried at the Company’s determination of fair value from inception.

[2]	Short-term investments are primarily valued at amortized cost, which approximates fair value.
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
Valuation of Derivative Instruments, excluding embedded derivatives within liability contracts
Derivative instruments are reported in the Condensed Consolidated Balance Sheets at fair value and are reported in Other Investments and Other Liabilities. Derivative instruments are fair valued using pricing valuation models, which utilize market data inputs or independent broker quotations. As of June 30, 2009 and December 31, 2008, 95% and 94% of derivatives, respectively, based upon notional values, were priced by valuation models, which utilize independent market data. The remaining derivatives were priced by broker quotations. The derivatives are valued using mid-market level inputs, with the exception of the customized swap contracts that hedge GMWB liabilities, that are predominantly observable in the market. Inputs used to value derivatives include, but are not limited to, interest swap rates, foreign currency forward and spot rates, credit spreads and correlations, interest and equity volatility and equity index levels. The Company performs a monthly analysis on derivative valuations which includes both quantitative and qualitative analysis. Examples of procedures performed include, but are not limited to, review of pricing statistics and trends, back testing recent trades, analyzing the impacts of changes in the market environment, and review of changes in market value for each derivative including those derivatives priced by brokers.
The following table presents the notional value and net fair value of derivatives instruments by SFAS 157 hierarchy level as of June 30, 2009.

	Notional Value	Fair Value

Quoted prices in active markets for identical assets (Level 1)	$2,647	$—
Significant observable inputs (Level 2)	26,643	(160)
Significant unobservable inputs (Level 3)	25,096	894

Total	$54,386	$734

The following table presents the notional value and net fair value of the derivative instruments within the SFAS 157 Level 3 securities classification as of June 30, 2009.

	Notional Value	Fair Value

Credit derivatives	$2,641	$(226)
Interest derivatives	2,896	(12)
Equity derivatives	19,535	1,132
Other	24	—

Total Level 3	$25,096	$894

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
Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities
One of the significant estimates related to AFS securities is the evaluation of investments for other-than-temporary-impairments (“impairment”). The Company has a security monitoring process overseen by a committee of investment and accounting professionals that identifies AFS securities that are subjected to an enhanced evaluation on a quarterly basis to determine if an impairment present. This evaluation is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of AFS securities should be recognized in current period earnings. For further discussion of the accounting policy, see the Recognition and Presentation of Other-Than-Temporary Impairments Section of Note 1 of the Notes to the Condensed Consolidated Financial Statements. For a discussion of results, see the Other-Than-Temporary Impairment Losses section of the MD&A.
Outlook
Life
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
Near-term, the industry and the Company are experiencing lower variable annuity sales as a result of recent market turbulence and concerns over the U.S. financial system, and specifically in the U.S. Life Insurance industry. Current market pressures are also increasing the expected claim costs, the cost and volatility of hedging programs, and the level of capital needed to support living benefit guarantees. Companies have responded by increasing the price of their guarantee living benefits and changing the amount of the guarantee offered. Management expects these de-risking trends to continue for the foreseeable future. In the first six months of 2009, the Company adjusted pricing levels and took other actions to de-risk its variable annuity product features in order to address the risks and costs associated with variable annuity benefit features in the current economic environment and continues to explore other risk limiting techniques such as changes to hedging or other reinsurance structures. The Company will continue to evaluate the benefits offered within its variable annuities and intends to launch a new VA product, and riders, in the second half of 2009 that will be responsive to customer needs within the risk tolerances of The Hartford..
Significant declines in equity markets and increased equity market volatility are also likely to continue to impact the cost and effectiveness of our GMWB hedging program. Continued equity market volatility could result in material losses in our hedging program. For more information on the GMWB hedging program, see the Equity Risk Management section within Capital Markets Risk Management.
During this period of volatile equity markets, the Company experienced an increase in fixed annuity sales. This trend reversed in the second quarter 2009 as lower interest rates and the transition to a new product lowered fixed annuity sales. Management expects fixed annuity sales to continue to be challenged until interest rates increase. In the second quarter of 2009, the Company has continued its policy of offering higher crediting rates available to renewals of its market-value adjusted fixed annuity business. This higher crediting rate strategy for MVA renewals is expected to continue for some time, which will strain earnings on this renewal business.
For the retail mutual fund business, net sales can vary significantly depending on market conditions, as was experienced in the first six months of 2009. The continued declines in equity markets in the first quarter of 2009 helped drive continued declines in the Company’s mutual fund deposits and assets under management. During the second quarter, the equity markets improved from the first quarter and as a result the Company’ mutual fund assets under management and deposits increased by 21% and 37%, respectively, compared to the first quarter of 2009. As this business continues to evolve, success will be driven by diversifying net sales across the mutual fund platform, delivering superior investment performance and creating new investment solutions for current and future mutual fund shareholders.
The decline in assets under management as compared to 2008 is the result of continued depressed values of the equity markets in 2009 as compared to 2008 which has decreased the extent of the scale efficiencies that Retail has benefited from in recent years. The significant reduction in assets under management has resulted in revenues declining faster than expenses causing lower earnings during the first half of 2009 and management expects this strain to continue throughout the year. Individual Annuity net investment spread has been impacted by losses on limited partnership and other alternative investments, lower yields on fixed maturities and an increase in crediting rates on renewals for market value adjusted annuities. Management expects these spread conditions to persist in the second half of 2009. Management will continue to actively evaluate its expense structure to ensure the business is controlling costs while maintaining an appropriate level of service to our customers.

Individual Life
Future sales for all products will be influenced by the Company’s ratings, as published by the various ratings agencies, and active management of current distribution relationships, responding to the impact of recent merger and consolidation activity on existing distribution relationships and the development of new sources of distribution, while offering competitive and innovative products and product features. The current economic environment poses challenges for future sales; while life insurance products respond well to consumer demand for financial security and wealth accumulation solutions, individuals may be reluctant to transfer funds when market volatility has recently resulted in significant declines in investment values. In addition, the availability and terms of capital solutions in the marketplace, as discussed below, to support universal life products with secondary guarantees, may reduce future growth in these products.
Sales and account values for variable universal life products have been under pressure due to continued equity market volatility and declines. For the three and six months ended June 30, 2009, variable universal life sales decreased 61% and 67%, respectively, and account values decreased 24% compared to prior year. Continued volatility and declines in the equity markets may reduce the attractiveness of variable universal life products and put additional strain on future earnings as variable life fees earned by the Company are driven by the level of assets under management. The variable universal life mix was 39% of total life insurance in-force as of June 30, 2009.
Individual Life reinsured the policy liability related to statutory reserves in universal life with secondary guarantees to a captive reinsurance subsidiary of The Hartford. These reserves are calculated under prevailing statutory reserving requirements as promulgated under Actuarial Guideline 38, “The Application of the Valuation of Life Insurance Policies Model Regulation”. An unaffiliated standby third party letter of credit supports a portion of the statutory reserves that have been ceded to this subsidiary. Beginning in 2007, the use of the letter of credit resulted in a decline in net investment income and increased expenses in future periods for Individual Life. As of June 30, 2009, the transaction provided approximately $540 of statutory capital relief associated with the Company’s universal life products with secondary guarantees. At the current level of sales, the Company expects this transaction to accommodate future statutory capital needs for in-force business and new business written through 2009 and into 2010. Under the terms of the letter of credit, the issuer has the right to require The Hartford to terminate the reinsurance agreement with the captive reinsurance subsidiary as it applies to new business any time after September 30, 2009. Management has not received any indication that the issuer intends to exercise this right. As the marketplace and its business evolves in this product line, Individual Life will evaluate the availability of and need for an additional capital transaction.
For risk management purposes, Individual Life accepts and retains up to $10 in risk on any one life. Individual Life uses reinsurance where appropriate to protect against the severity of losses on individual claims; however, death claim experience may continue to lead to periodic short-term earnings volatility. In the second quarter of 2009, Individual Life began ceding insurance under a new reinsurance structure for all new business excluding term life insurance. The new reinsurance structure allows Individual Life greater flexibility in writing larger policies, while retaining less of the overall risk associated with individual insured lives. This new reinsurance structure will help balance the overall profitability of Individual Life’s business. The financial results of the new structure will be recognized over time as new business subject to the structure grows as a percentage of Individual Life’s total in-force. As a result of the new reinsurance structure, Individual Life will recognize increasing reinsurance premiums while reducing earnings volatility associated with mortality experience.
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
Retirement Plans
The future financial results of the Retirement Plans segment will depend on Life’s ability to increase assets under management across all businesses, achieve scale in areas with a high degree of fixed costs and maintain its investment spread earnings on the general account products sold largely in the 403(b)/457 business. Disciplined expense management will continue to be a focus of the Retirement Plan segment as necessary investments in service and technology are made to effect the integration of the acquisitions described below.
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

Given the recent market declines in the fourth quarter of 2008 and first quarter of 2009 and increased market volatility, the Company has seen and expects that growth in Retirement deposits will be negatively affected if businesses reduce their workforces and offer more modest salary increases and as workers potentially allocate less to retirement accounts in the near term. The severe decline in equity markets in the second half of 2008 and through the first quarter of 2009 has significantly reduced Retirement Plans assets under management, which has strained its net income. This earnings strain is expected to continue throughout 2009 or until the equity markets improve.
Institutional
The Company is evaluating strategic options with respect to Institutional businesses. Sales for ratings-sensitive products such as stable value and payout annuities have declined to minimal levels. The net income of this segment depends on Institutional’s ability to retain assets under management, the relative mix of business, and net investment spread. Net investment spread, as discussed in the Performance Measures section of this MD&A, has declined in the second quarter of 2009 versus prior year amounts and management expects net investment spread will remain pressured throughout the remainder of 2009 due to the anticipated performance of limited partnerships and other alternative investments as well as the decline in short-term interest rates.
Stable value products will experience negative net flows in 2009 as a result of contractual maturities and the payments associated with certain contracts which allow an investor to accelerate principal repayments (after a defined notice period of typically thirteen months). Approximately $2.3 billion of account value will be paid out on stable value contracts during the remainder of 2009. Institutional will fund these obligations from cash and short-term investments presently held in its investment portfolios along with projected receipts of earned interest and principal maturities from long-term invested assets. As of June 30, 2009, Institutional has no remaining contracts that contain an unexercised investor option feature that allows for contract surrender at book value. The Company has the option to accelerate the repayment of principal for certain other stable value products and will evaluate calling these contracts on a contract by contract basis based upon the financial impact to the Company.

Performance Measures
DAC amortization ratio, return on assets (“ROA”)” or after-tax margin, excluding realized gains (losses) or DAC unlock are non-GAAP financial measures that the Company uses to evaluate, and believes are important measures of, segment operating performance. DAC amortization ratio, ROA or after-tax margin is the most directly comparable GAAP measure. The Hartford believes that the measures of DAC amortization ratio, ROA or after-tax margin, excluding realized gains (losses) and DAC unlock provide investors with a valuable measure of the performance of the Company’s on-going businesses because it reveals trends in our businesses that may be obscured by the effect of realized gains (losses) or periodic DAC unlocks. Some realized capital gains and losses are primarily driven by investment decisions and external economic developments, the nature and timing of which are unrelated to insurance aspects of our businesses. Accordingly, these non-GAAP measures exclude the effect of all realized gains and losses that tend to be highly variable from period to period based on capital market conditions. DAC unlocks occur when the Company determines that estimates of future gross profits should be revised in accordance with Statement of Financial Accounting Standards No. 97. As the DAC unlock is a reflection of the Company’s new best estimates of future gross profits, the result and its impact on DAC amortization ratio, ROA and after-tax margin is meaningful; however, it does distort the trend of DAC amortization ratio, ROA and after-tax margin. DAC amortization ratio, ROA or after-tax margin, excluding realized gains (losses) and DAC unlock should not be considered as a substitute for DAC amortization ratio, ROA or after-tax margin and does not reflect the overall profitability of our businesses. Therefore, the Company believes it is important for investors to evaluate both DAC amortization ratio, ROA and after-tax margin, excluding realized gains (losses) and DAC unlock and DAC amortization ratio, ROA and after-tax margin when reviewing the Company’s performance.
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

	As of and For the		As of and For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Product/Key Indicator Information	2009	2008	2009	2008

Individual Variable Annuities
Account value, beginning of period	68,166	107,920	74,578	119,071
Net flows	(1,596)	(1,578)	(3,560)	(2,817)
Change in market value and other	9,043	(997)	4,595	(10,909)

Account value, end of period	75,613	105,345	75,613	105,345

Retail Mutual Funds
Assets under management, beginning of period	28,706	44,617	31,032	48,383
Net sales	1,127	1,901	627	3,022
Change in market value and other	4,875	721	3,049	(4,166)

Assets under management, end of period	34,708	47,239	34,708	47,239

Retirement Plans Group Annuities
Account value, beginning of period	21,852	26,339	22,198	27,094
Net flows	(585)	611	46	1,511
Change in market value and other	2,223	79	1,246	(1,576)

Account value, end of period	23,490	27,029	23,490	27,029

Retirement Plans Mutual Funds
Assets under management, beginning of period	14,144	20,071	14,838	1,454
Net sales	(697)	(230)	(640)	(108)
Acquisitions	—	—	—	18,725
Change in market value and other	1,895	13	1,144	(217)

Assets under management, end of period	15,342	19,854	15,342	19,854

Individual Life
Variable universal life account value, end of period	5,049	6,625	5,049	6,625
Variable universal life insurance in-force	76,946	78,557	76,946	78,557

S&P 500 Index
Period end closing value	919	1,280	919	1,280
Daily average value	893	1,372	851	1,361

Assets under management, across all businesses, shown above, have had substantial reductions in values from prior year primarily due to declines in equity markets during 2008 and first quarter of 2009. The changes in line of business assets under management have also been affected by:

•	Retail U.S. individual variable annuity recorded lower deposits for the three and six months ended June 30, 2009 as a result of sharp equity market declines over the last twelve months.
•	Retail Mutual funds have seen a decline in net sales for the three and six months ended June 30, 2009 as a result of lower deposits driven by equity market declines and volatility.
•	For the three months ended June 30, 2009, Retirement Plans has seen declines in net flows in group annuities and net sales in mutual funds due largely to a few large case surrenders.
•	Individual Life experienced significant decreases in variable universal life account values as a result of the declines in equity markets, while variable universal life in-force declined slightly as a result of lower sales and aging of the variable universal life insurance block of business resulting in increasing mortality and surrender experience.
Net Investment Spread
Management evaluates performance of certain products based on net investment spread. These products include those that have insignificant mortality risk, such as fixed annuities, certain general account universal life contracts and certain institutional contracts. Net investment spread is determined by taking the difference between the earned rate, (excluding the effects of capital gains and losses, including those related to the Company’s GMWB product and related reinsurance and hedging programs), and the related crediting rates on average general account assets under management. The net investment spreads shown below are for the total portfolio of relevant contracts in each segment and reflect business written at different times. When pricing products, the Company considers current investment yields and not the portfolio average. Net investment spread can be volatile period over period, which can have a significant positive or negative effect on the operating results of each segment. Investment earnings can also be influenced by factors such as the actions of the Federal Reserve and a decision to hold higher levels of short-term investments. The volatile nature of net investment spread is driven primarily by prepayment premiums on securities and earnings on limited partnership and other alternative investments.
Net investment spread is calculated as a percentage of general account assets and expressed in basis points (“bps”):

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008

Retail- Individual Annuity	21.6	bps	137.7	bps	0.4	bps	132.9	bps
Retirement Plans	59.2	bps	141.6	bps	53.1	bps	138.4	bps
Institutional (GIC’s, Funding Agreements, Funding Agreement Backed Notes and Consumer Notes)	(31.0	) bps	85.1	bps	(54.3	) bps	84.5	bps
Individual Life	90.4	bps	138.4	bps	78.5	bps	132.2	bps

•	Individual Annuity, Individual Life, Retirement Plans and Institutional net investment spread decreased primarily due to significant losses on limited partnership and other alternative investments during the three and six months ended June 30, 2009 compared to earnings in these classes in the comparable 2008 periods and lower yields on fixed maturities, partially offset by reduced credited rates for Individual Life, Retirement Plans and Institutional. Crediting rates for renewals on Retail -Individual Annuity’s market value adjusted annuities have increased, which has added to the decrease in Retail’s net investment spread. In addition, lower market interest rates and higher balances in cash and short-term investments have pressured spread levels. The Company expects these conditions to persist throughout 2009.
Expenses
There are three major categories for expenses. The first major category of expenses is benefits and losses. These include the costs of mortality in the individual life business, as well as other contractholder benefits to policyholders. The second major category is insurance operating costs and expenses, which is commonly expressed in a ratio of a revenue measure depending on the type of business. The third major category is the amortization of deferred policy acquisition costs and the present value of future profits (“DAC amortization ratio”), which is typically expressed as a percentage of pre-tax income before the cost of this amortization (an approximation of actual gross profits) and excludes the effects of unrealized gains (losses). Retail — Individual Annuity business accounts for the majority of the amortization of deferred policy acquisition costs and present value of future profits for the Company.

	Three Months ended June 30,				Six months ended June 30,
	2009		2008		2009		2008

Retail

General insurance expense ratio (individual annuity)	23.4	bps	20.9	bps	22.6	bps	18.4	bps
DAC amortization ratio (individual annuity)	14.1%		47.6%		364.3%		46.4%

DAC amortization ratio (individual annuity) excluding DAC Unlock [1], [2]	72.3%		42.7%		68.7%		43.4%

Individual Life

Death benefits	$68		$77		$154		$161

Institutional

General insurance expense ratio	11.4	bps	16.2	bps	11.8	bps	14.6	bps

[1]	Excludes the effects of realized gains and losses.

[2]	See Unlock and Sensitivity Analysis in the Critical Accounting Estimates section of the MD&A.
•	The Retail general insurance expense ratio increased primarily due to the impact of a sharply declining asset base on slightly lower expenses.
•	The Retail DAC amortization ratio (individual annuity), excluding realized gains (losses) and the effect of the DAC Unlock increased as a result of lower actual gross profits primarily due to equity market declines and lower returns on investments in limited partnerships and other alternative investments.
•	Individual Life death benefits decreased due to favorable mortality volatility partially offset by an increase in net amount at risk for variable universal life policies caused by equity market declines.
•	Institutional general expense ratio decreased due to active expense management efforts and reduced information technology expenses.
Profitability
Management evaluates the rates of return various businesses can provide as an input in determining where additional capital should be invested to increase net income and shareholder returns. The Company uses the return on assets for the Individual Annuity, Retirement Plans and Institutional businesses for evaluating profitability. In Individual Life, after-tax margin is a key indicator of overall profitability.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2009		2008		2009		2008

Retail
Individual annuity return on assets (“ROA”)	89.3	bps	53.7	bps	(128.9	) bps	10.8	bps
Effect of net realized gains (losses), net of tax and DAC on ROA [1]	(62.0	) bps	(11.5	) bps	10.5	bps	(48.3	) bps
Effect of DAC Unlock on ROA [2]	120.8	bps	—		(168.8	) bps	—

ROA excluding realized gains (losses) and effects of DAC Unlock	30.5	bps	65.2	bps	29.4	bps	59.1	bps

Retirement Plans
Retirement Plans ROA	(42.8	) bps	26.6	bps	(67.5	) bps	13.8	bps
Effect of net realized gains (losses), net of tax and DAC on ROA [1]	(51.3	) bps	(2.4	) bps	(42.2	) bps	(13.2	) bps
Effect of DAC Unlock on ROA [2]	1.0	bps	—		(29.5	) bps	—

ROA excluding realized gains (losses) and effects of DAC Unlock	7.5	bps	29.0	bps	4.2	bps	27.0	bps

Institutional
Institutional ROA	(46.3	) bps	(19.5	) bps	(82.9	) bps	(49.3	) bps
Effect of net realized gains (losses), net of tax and DAC on ROA [1]	(41.6	) bps	(35.7	) bps	(73.1	) bps	(64.6	) bps

ROA excluding realized gains (losses) and effects of DAC Unlock	(4.7	) bps	16.2	bps	(9.8	) bps	15.3	bps

Individual Life
After-tax margin	5.9%		10.7%		(1.3%)		9.2%
Effect of net realized gains (losses), net of tax and DAC on after-tax margin [1]	(8.6%)		(3.0%)		(7.7%)		(4.3%)
Effect of DAC Unlock on after-tax margin [2]	0.8%		0.0%		(5.0%)		0.0%

After-tax margin excluding realized gains (losses) and effects of DAC Unlock	13.7%		13.7%		11.4%		13.5%

[1]	See “Realized Capital Gains and Losses by Segment” table within this section of the MD&A[2] See Unlock and Sensitivity Analysis within the Critical Accounting Estimates section of the MD&A.

•	The decrease in Individual Annuity’s ROA, excluding realized gains (losses) and the effect of the DAC Unlock, reflects significant losses on limited partnership and other alternative investments; and higher DAC rates due to lower actual gross profits over the past year.
•	The decrease in Retirement Plans ROA, excluding realized gains (losses) and the effect of the DAC Unlock, was primarily driven by lower returns on limited partnership and other alternative investments.
•	The decrease in Institutional’s ROA, excluding realized gains (losses), is primarily due to a decline in limited partnership and other alternative investments income. The decrease is also due to lower yields on fixed maturity investments.
•	The decrease in Individual Life’s after-tax margin, excluding realized gains (losses) and the effect of the DAC Unlock, was due to lower net investment income from limited partnership and other alternative investments and lower fees from equity market declines, partially offset by favorable mortality volatility, life insurance in-force growth and lower credited rates.
Investment Results
The following table summarizes the Company’s net investment income (loss).

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2009		2008		2009		2008
	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]

Fixed maturities [2]	$544	4.5%	$625	5.3%	$1,107	4.5%	$1,279	5.4%
Equity securities, AFS	13	10.2%	22	11.0%	23	8.2%	36	9.1%
Mortgage loans	60	5.0%	61	5.6%	119	4.9%	122	5.7%
Policy loans	35	6.5%	33	7.3%	71	6.6%	65	6.8%
Limited partnerships and other alternative investments	(45)	(19.5%)	12	3.9%	(149)	(30.9%)	1	0.2%
Other [3]	52	—	(10)	—	98	—	(37)	—
Investment expense	(15)	—	(18)	—	(32)	—	(31)	—

Total net investment income excl. equity securities, trading	644	4.2%	725	5.3%	1,237	4.0%	1,435	5.3%
Equity securities, trading [4]	120	—	(43)	—	9	—	(122)	—

Total net investment income (loss)	$764	—	$682	—	$1,246	—	$1,313	—

[1]	Yields calculated using net investment income before investment expenses divided by the monthly weighted average invested assets at cost, amortized cost, or adjusted carrying value, as applicable, excluding collateral received associated with the securities lending program and consolidated variable interest entity non-controlling interests. Included in the fixed maturity yield is other, which primarily relates to fixed maturities (see footnote [3] below). Included in the total net investment income yield is investment expense.

[2]	Includes net investment income on short-term bonds.

[3]	Includes income from derivatives that qualify for hedge accounting under SFAS 133. These derivatives hedge fixed maturities. Also includes fees associated with securities lending activities of ($1) and ($3), for the three and six months ended June 30, 2009, respectively, and ($14) and ($33) for the three and six months ended June 30, 2008, respectively. The income from securities lending activities is included within fixed maturities.

[4]	Includes investment income and mark-to-market effects of equity securities, trading.
Three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008
Net investment income, excluding equity securities, trading, decreased $81, or 11%, and decreased $198, or 14%, for the three and six months ended June 30, 2009, compared to the prior year periods, primarily due to lower income on fixed maturities and limited partnerships and other alternative investments. The decline in fixed maturity income was primarily due to lower yield on variable rate securities due to declines in short-term interest rates and increased allocation to securities with greater market liquidity but lower yield such as U.S. Treasuries and short-term investments. A portion of this decline was offset by income from interest rate swaps reported above as other income. The decline in limited partnerships and other alternative investments income was largely due to negative re-valuations of the underlying investments associated primarily with the real estate and private equity markets. Based upon the current interest rate and credit environment, the Company expects a lower average portfolio yield for 2009 as compared to 2008, including a negative yield on limited partnerships and other alternative investments.
The increase in net investment income on equity securities, trading, for the three and six months ended June 30, 2009 compared to the prior year period was primarily attributed to the market performance of the underlying investment funds supporting the U.K. unit-linked and pension product.

The primary investment objective of the Company’s general account is to maximize economic value consistent with acceptable risk parameters, including the management of credit risk and interest rate sensitivity of invested assets, while generating sufficient after-tax income to support policyholder and corporate obligations.
The following table presents the Company’s invested assets by type.
Composition of Invested Assets

	June 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent

Fixed maturities, AFS, at fair value	$38,188	71.3%	$39,560	71.9%
Equity securities, AFS, at fair value	370	0.7%	434	0.8%
Mortgage loans on real estate [1]	4,718	8.8%	4,896	8.9%
Policy loans, at outstanding balance	2,152	4.0%	2,154	3.9%
Limited partnerships and other alternative investments	793	1.5%	1,033	1.9%
Other investments [2]	860	1.6%	1,237	2.2%
Short-term investments	6,494	12.1%	5,742	10.4%

Total investments excl. equity securities, held for trading	53,575	100.0%	55,056	100.0%
Equity securities, trading, at fair value [3]	2,284		1,634

Total investments	$55,859		$56,690

[1]	Consist of commercial and agricultural loans.

[2]	Primarily relates to derivative instruments.

[3]	These assets primarily support the European variable annuity business. Changes in these balances are also reflected in the respective liabilities.
Total investments, excluding trading securities, decreased $1.5B since December 31, 2008, primarily due to declines in fixed maturities, other investments and limited partnerships and other alternative investments, partially offset by an increased investment in short-term investments. The decline in fixed maturities is primarily attributable to the unwind of the term lending program of approximately $868, partially offset by improved security valuations due to credit spread tightening. The decline in other investments primarily related to a decrease in value of derivative instruments as a result of rising interest rates. Limited partnerships and other alternative investments declined due to hedge fund redemptions and negative re-valuations of the underlying investments associated primarily with the real estate and private equity markets. Short-term investments increased in preparation for funding liability outflows, as well as the contribution to the Company of approximately $500 of funds initially received by The Hartford from the U.S. Department of Treasury’s Capital Purchase Program. For further information on the Capital Purchase Program, see the Capital Resources and Liquidity Section of the MD&A.
Equity securities, trading, increased $650 since December 31, 2008, primarily as a result of positive cash flows primarily generated from sales and deposits of U.K. unit-linked and pension product, as well as foreign currency gains due to the appreciation of the British pound in comparison to the U.S. dollar and positive market performance for the underlying investment funds supporting the U.K. unit-linked and pension product.

Realized Capital Gains and Losses by Segment
Life includes net realized capital gains and losses in each reporting segment. Following is a summary of the types of realized gains and losses by segment:
Net realized gains (losses) for three months ended June 30, 2009

		Individual
	Retail	Life	Retirement	Institutional	Other	Total

Gross gains on sale	$36	$7	$10	$14	$7	$74
Gross losses on sale	(70)	(18)	(5)	(29)	(11)	(133)
Impairments	(52)	(11)	(40)	(130)	(21)	(254)
Japanese fixed annuity contract hedges, net	—	—	—	—	(6)	(6)
Periodic net coupon settlements on credit derivatives/Japan	(4)	(1)	(2)	(2)	1	(8)
Results of variable annuity hedge program
GMWB derivatives, net	621	—	—	—	33	654
Macro hedge	(472)	—	—	—	(96)	(568)

Total results of variable annuity hedge program	149	—	—	—	(63)	86

GMIB/GMAB/GMWB
Reinsurance	—	—	—	—	336	336
Other, net	(65)	(24)	(43)	52	16	(64)

Total net realized capital gains/(losses)	(6)	(47)	(80)	(95)	259	31

Income tax expense/(benefit) and DAC	106	(20)	(32)	(32)	94	116

Total gains/(losses), net of tax and DAC	$(112)	$(27)	$(48)	$(63)	$165	$(85)

Net realized gains (losses) for six months ended June 30, 2009

		Individual
	Retail	Life	Retirement	Institutional	Other	Total

Gross gains on sale	$52	$10	$18	$28	$91	$199
Gross losses on sale	(290)	(22)	(37)	(111)	(71)	(531)
Impairments	(85)	(13)	(47)	(238)	(50)	(433)
Japanese fixed annuity contract hedges, net	—	—	—	—	35	35
Periodic net coupon settlements on credit derivatives/Japan	(8)	(2)	(4)	(4)	(5)	(23)
Results of variable annuity hedge program
GMWB derivatives, net	1,215	—	—	—	29	1,244
Macro hedge	(314)	—	—	—	(50)	(364)

Total results of variable annuity hedge program	901	—	—	—	(21)	880

GMIB/GMAB/GMWB
Reinsurance	—	—	—	—	1,432	1,432
Other, net	(108)	(53)	(69)	(9)	174	(65)

Total net realized capital gains/(losses)	462	(80)	(139)	(334)	1,585	1,494

Income tax expense/(benefit) and DAC	406	(33)	(56)	(116)	560	761

Total gains/(losses), net of tax and DAC	$56	$(47)	$(83)	$(218)	$1,025	$733

Net realized gains (losses) for three months ended June 30, 2008

		Individual
	Retail	Life	Retirement	Institutional	Other	Total

Gross gains on sale	$7	$2	$4	$11	$9	$33
Gross losses on sale	(10)	(5)	(6)	(32)	11	(42)
Impairments	(32)	(5)	(9)	(43)	(1)	(90)
Japanese fixed annuity contract hedges, net	—	—	—	—	(9)	(9)
Periodic net coupon settlements on credit derivatives/Japan	(1)	(1)	—	1	(9)	(10)
SFAS 157 transition impact
Results of variable annuity hedge program
GMWB derivatives, net	(15)	—	—	—	1	(14)
Macro hedge	(4)	—	—	—	—	(4)

Total results of variable annuity hedge program	(19)	—	—	—	1	(18)

GMIB/GMAB/GMWB Reinsurance	—	—	—	—	200	200
Other, net	(16)	(12)	(8)	(23)	(3)	(62)

Total net realized capital gains/(losses)	(71)	(21)	(19)	(86)	199	2

Income tax expense/(benefit) and DAC	(41)	(7)	(16)	(31)	71	(24)

Total gains/(losses), net of tax and DAC	$(30)	$(14)	$(3)	$(55)	$128	$26

Net realized gains (losses) for six months ended June 30, 2008

		Individual
	Retail	Life	Retirement	Institutional	Other	Total

Gross gains on sale	$20	$2	$7	$11	$28	$68
Gross losses on sale	(28)	(12)	(21)	(47)	(67)	(175)
Impairments	(64)	(32)	(36)	(149)	(33)	(314)
Japanese fixed annuity contract hedges, net	—	—	—	—	(23)	(23)

Periodic net coupon settlements on credit derivatives/Japan	(2)	(1)	(1)	1	(14)	(17)

SFAS 157 transition impact	(616)	—	—	—	(182)	(798)

Results of variable annuity hedge program
GMWB derivatives, net	(126)	—	—	—	2	(124)
Macro hedge	5	—	—	—	—	5

Total results of variable annuity hedge program	(121)	—	—	—	2	(119)

GMIB/GMAB/GMWB Reinsurance	—	—	—	—	(146)	(146)
Other, net	(17)	(10)	(4)	(122)	(33)	(186)

Total net realized capital gains/(losses)	(828)	(53)	(55)	(306)	(468)	(1,710)

Income tax benefit and DAC	(535)	(20)	(29)	(108)	(164)	(856)

Total gains/(losses), net of tax and DAC	$(293)	$(33)	$(26)	$(198)	$(304)	$(854)

Three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008
For the three and six months ended June 30, 2009 and 2008, the circumstances giving rise to the net realized capital gains and losses in these components are as follows:

Gross Gains and Losses on Sale
Gross gains on sale for the three and six months ended June 30, 2009 were predominantly within corporate, government and CMO securities. Gross losses were primarily within financial services, government and CMBS. These losses resulted primarily from an effort to reduce portfolio risk while simultaneously reallocating the portfolio to securities with more favorable risk/return profiles.

Gross gains on sales for the three and six months ended June 30, 2008 were predominantly within fixed maturities and were primarily comprised of corporate securities. Gross losses on sales for the three and six months ended June 30, 2008 were primarily comprised of corporate securities, municipal securities and CMBS, as well as $14 of CLOs. Gross gains and losses on sale, excluding the loss on CLOs, primarily resulted from the decision to reallocate the portfolio to securities with more favorable risk/return profiles.

Net impairments losses	For further information, see Other-Than-Temporary Impairment Losses within the Investment Credit Risk Section of the MD&A.

Variable Annuity Hedge Program
The net gain associated with GMWB related derivatives for the three and six months ended June 30, 2009, was primarily due to market-based valuation changes, including a decrease in equity volatility levels and an increase in interest rates, as well as policyholder behavior and liability model assumption updates. For more information on the policyholder behavior and liability model assumption updates, refer to Note 3 of the Notes to the Condensed Consolidated Financial Statements. The net loss on the macro hedge program was primarily the result of an increase in the equity markets and the impact of trading activity.

The net losses on GMWB related derivatives for the six months ended June 30, 2008, were primarily due to the transition to SFAS 157 and liability model assumption updates for mortality.

GMIB/GMAB/GMWB Reinsurance
The net gain on derivatives associated with GMIB/GMAB/GMWB product reinsurance contracts, which are reinsured to a related party, for the three months ended June 30, 2009 was primarily due to an increase in the equity markets and a decrease in equity volatility, while the gain for the six months ended was primarily due to liability model assumption updates for credit standing. For more information on the liability model assumption updates for credit standing, refer to Note 3 of the Notes to the Condensed Consolidated Financial Statements.

The net gain for the three months ended June 30, 2008, related to GMIB/GMAB/GMWB product reinsurance contract derivatives, which are reinsured to a related party, was primarily due to weakening of the Japanese Yen as compared to the U.S. dollar, while the net loss for the six months ended June 30, 2008, was primarily due to weakening of the U.S. dollar as compared to the Japanese Yen.

Other
Other, net losses for the three months ended June 30, 2009 primarily resulted from net losses on credit derivatives used to economically hedge fixed maturities driven by credit spread tightening and transactional foreign currency, predominately on the internal reinsurance of the Japan variable annuity business, which is entirely offset in OCI. Also included were valuation allowances on impaired mortgage loans of $42. These losses were partially offset by net gains related to the Japan 3Win contract hedges resulting from rising interest rates.

Other, net losses for the six months ended June 30, 2009 primarily resulted from net losses on credit derivatives used to economically hedge fixed maturities driven by credit spread tightening and valuation allowances on impaired mortgage loans of $77. These losses were offset by net gains related to transactional foreign currency and the Japan 3Win contract hedges.

Other, net losses for the three and six months ended June 30, 2008 were primarily related to net losses on credit derivatives of $45 and $178, respectively. The net losses on credit derivatives in the first quarter were due to significant credit spread widening on credit derivatives that assume credit exposure. The net losses on credit derivatives in the second quarter were due to credit spread tightening significantly on credit derivatives that reduce credit exposure on certain referenced corporate entities. Included in the six months ended June 30, 2008 were losses incurred on HIMCO managed CLOs.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Summary	2009	2008	2009	2008

Fee income and other	$823	$1,133	$1,787	$2,213
Earned premiums	96	253	336	456
Net investment income
Securities available-for-sale and other	644	725	1,237	1,435
Equity securities held for trading [3]	120	(43)	9	(122)
Total net investment income (loss)	764	682	1,246	1,313
Net realized capital gains (losses ):
Total other-than-temporary impairment (“OTTI”) losses	(411)	(90)	(590)	(314)
OTTI losses transferred to other comprehensive income	157	—	157	—

Net OTTI losses recognized in earnings	(254)	(90)	(433)	(314)
Net realized capital gains (losses), excluding net OTTI losses recognized in earnings	285	92	1,927	(1,396)

Total net realized capital gains (losses)	31	2	1,494	(1,710)
Total revenues [1]	1,714	2,070	4,863	2,272
Benefits, losses and loss adjustment expenses	662	948	2,325	1,873
Benefits, loss and loss adjustment expenses – returns credited on International unit-linked bonds and pension products [3]	120	(43)	9	(122)
Insurance operating costs and other expenses	454	518	899	975
Amortization of deferred policy acquisition costs and present value of future profits	167	207	1,699	91

Total benefits, losses and expenses	1,403	1,630	4,932	2,817
Income (loss) before income taxes	311	440	(69)	(545)
Income tax expense (benefit)	94	75	(78)	(297)

Net income (loss) [2]	$217	$365	$9	$(248)

Net (income) loss attributable to the noncontrolling interest	(1)	(4)	(6)	42

Net income (loss) attributable to shareholder	$216	$361	$3	$(206)

[1]	The transition impact related to the SFAS 157 adoption was a reduction in revenues of $798 for the six months ended June 30, 2008.

[2]	The transition impact related to the SFAS 157 adoption was a reduction in net income of $311 for the six months ended June 30, 2008.

[3]	Includes investment income and mark-to-market effects of equity securities held for trading supporting the European variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders within benefits, losses and loss adjustment expenses
Three months ended June 30, 2009 compared to the three months ended June 30, 2008
The decrease in Life’s net income was due to the following:
•	Declines in assets under management in Retail, primarily driven by market depreciation of $22.2 billion for Individual Annuity and $12.9 billion for retail mutual funds during the last 12 months, drove declines in fee income.

•	Net investment income on securities, available-for-sale, and other declined primarily due to declines in limited partnership and other alternative investments and fixed maturities income. See investment results.
Partially offsetting the decrease in Life’s net income were the following:
•	Net realized gains of $31 increased in the current period as compared to net realized gains of $2 in the comparable prior year period primarily due to gains on the GMIB/GMAB/GMWB reinsurance and the variable annuity hedge program. For further discussion, please refer to the Realized Capital Gains and Losses by Segment table under the Operating Section of the MD&A.
•	Life recorded a DAC Unlock benefit of $194, after-tax, during the second quarter of 2009. See Critical Accounting Estimates of the MD&A for a further discussion on the DAC Unlock.
Six months ended June 30, 2009 compared to the six months ended June 30, 2008
The increase in Life’s net income was due to the following:
•	Net realized gains of $1.5 billion increased in the current period as compared to net realized losses of $1.7 billion in the comparable prior year period primarily due to gains on the GMIB/GMAB/GMWB reinsurance and the variable annuity hedge program. For further discussion, please refer to the Realized Capital Gains and Losses by Segment table under the Operating Section of the MD&A.
Offsetting the increase in Life’s net income were the following:
•	Life recorded a DAC Unlock charge of $(911), after-tax, during the first half of 2009. See Critical Accounting Estimates of the MD&A for a further discussion on the DAC Unlock.
•	Declines in assets under management in Retail, primarily driven by market depreciation of $22.2 billion for Individual Annuity and $12.9 billion for retail mutual funds during the last 12 months, drove declines in fee income.
•	Net investment income on securities, available-for-sale, and other declined primarily due to declines in limited partnership and other alternative investment and fixed maturities income. See investment results.

Income Taxes
The effective tax rate for the three months ended June 30, 2009 and 2008 was 30% and 17%, respectively. The effective tax rate for the six months ended June 30, 2009 and 2008 was 104% and 59%, respectively. The principal cause of the difference between the effective rate and the U.S. statutory rate of 35% was the separate account dividends received deduction (“DRD”). The DRD caused an increase from the statutory rate as a result of a tax benefit on pretax losses for the six months ended June 30, 2009 and 2008, whereas there was a decrease from the statutory rate for the three months ended June 30, 2009 and 2008 as a result of a tax benefit on pre-tax income.
The separate account DRD is estimated for the current year using information from the prior year-end, adjusted for current year equity market performance and other appropriate factors, including estimated levels of corporate dividend payments. The actual current year DRD can vary from estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distributions from these mutual funds, amounts of short-term capital gains at the mutual fund level and the Company’s taxable income before the DRD. Given recent financial markets’ volatility, the Company is reviewing its DRD computations on a quarterly basis. The Company recorded benefits related to the separate account DRD of $37 and $67 in the three months ended June 30, 2009 and 2008, and $75 and $108 in the six months ended June 30, 2009 and 2008, respectively.
The Company’s federal income tax returns are routinely audited by the IRS as part of the Hartford’s consolidated tax return. During the first quarter of 2009, the Company received notification of the approval by the Joint Committee on Taxation of the results of the 2002 through 2003 examination. As a result, the Company recorded a tax benefit of $4. The 2004 through 2006 examination began during the second quarter of 2008, and is expected to close in early 2010. In addition, the Company is working with the IRS on a possible settlement of a DRD issue related to prior periods which, if settled, may result in the booking of tax benefits. Such benefits are not expected to be material to the statement of operations.
The Company’s deferred tax asset valuation allowance has been determined pursuant to the provisions of FASB SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), including the Company’s estimation of future taxable income, if necessary, and is adequate to reduce the total deferred tax asset to an amount that will more likely than not be realized. In assessing the need for a valuation allowance, management considered future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, and taxable income in prior carry back years as defined in SFAS No. 109, as well as tax planning strategies that include holding debt securities with market value losses until maturity, selling appreciated securities to offset capital losses, and sales of certain corporate assets. Such tax planning strategies are viewed by management as prudent and feasible and will be implemented if necessary to realize the deferred tax asset. If the Company were to follow a “separate entity” approach, it would have to record a valuation allowance of $266 related to realized capital losses. In addition, the current tax benefit related to any of the Company’s tax attributes realized by virtue of its inclusion in The Hartford’s consolidated tax return would have recorded directly to surplus rather than income. These benefits were $79 and $0 for the six months ended June 30, 2009 and 2008, respectively.

RETAIL

	Three Months Ended			Six Months Ended
	June 30,			June 30,

Operating Summary	2009	2008	Change	2009	2008	Change

Fee income and other	$435	$738	(41%)	$970	$1,467	(34%)
Earned premiums	(4)	(7)	43%	(2)	(13)	85%
Net investment income	180	194	(7%)	361	386	(6%)
Net realized capital gains (losses)	(6)	(71)	92%	462	(828)	NM

Total revenues [1]	605	854	(29%)	1,791	1,012	77%
Benefits, losses and loss adjustment expenses	90	193	(53%)	946	390	143%
Insurance operating costs and other expenses	215	312	(30%)	443	606	(27%)
Amortization of deferred policy acquisition costs and present value of future profits	52	168	(69%)	1,353	12	NM

Total benefits, losses and expenses	357	673	(47%)	2,742	1,008	172%

Income (loss) before income taxes	248	181	36%	(951)	4	NM
Income tax expense (benefit)	56	11	NM	(398)	(89)	NM

Net income (loss) [2]	$192	$170	13%	$(553)	$93	NM

Assets Under Management	2009	2008	Change

Individual variable annuity account values	$75,613	$105,345	(28%)
Individual fixed annuity and other account values	11,949	10,366	15%
Other retail products account values [4]	—	578	(100%)

Total account values [3]	$87,562	$116,289	(25%)
Retail mutual fund assets under management	34,708	47,239	(27%)
Other mutual fund assets under management	985	2,276	(57%)

Total mutual fund assets under management	35,693	49,515	(28%)

Total assets under management	123,255	165,804	(26%)

[1]	During the six months ended June 30, 2008, the transition impact related to the SFAS 157 adoption was a reduction in revenues of $616.

[2]	During the six months ended June 30, 2008, the transition impact related to the SFAS 157 adoption was a reduction in net income of $209.

[3]	Includes policyholders’ balances for investment contracts and reserves for future policy benefits for insurance contracts.

[4]	Specialty products/ Other transferred to Other, effective January 1, 2009 on a prospective basis.
Three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008
Net income increased for the three months ended June 30, 2009 primarily related to the second quarter 2009 DAC Unlock benefit of $253. The DAC Unlock benefit was driven by improvements in equity markets since the first quarter of 2009. Partially offsetting the impact of the DAC unlock was the effect of equity market declines, compared to the second quarter 2008, on variable annuity and mutual fund fee income.
Net income decreased for the six months ended June 30, 2009 primarily due to the net impact of the 2009 DAC Unlocks. Individual Annuity incurred a $985 DAC Unlock charge in the first quarter 2009, partially offset by the $253 DAC Unlock benefit in the second quarter 2009. Also contributing to the decrease was the effect of equity market declines on variable annuity and mutual fund income.
Net realized capital gains (losses) improved for the three and six months ended June 30, 2009. The changes in net realized capital gains and losses primarily relate to the results of the U.S. variable annuity hedge program. For the three and six months ended June 30, 2009, the net GMWB realized gain was $621 and $1.2 billion, respectively, due primarily to changes in volatility levels and interest rates, basis differentials, and assumption updates in the Company’s hedging models. Offsetting the net gain on GMWB financial instruments were losses on the Company’s macro hedge program of $472 and $314 for the three and six months ended June 30, 2009, respectively. Losses on the macro hedge program were primarily driven by increases in equity markets.
For further discussion of realized capital gains and losses, see the Realized Capital Gains and Losses by Segment table under Life’s Operating Section of the MD&A. For further discussion of the 2009 Unlocks, see the Critical Accounting Estimates section of the MD&A. The following other factors contributed to the changes in net income:

Fee income and other	•	Fee income and other decreased primarily as a result of lower variable annuity fee income due to a decline in average account values. The decrease in average variable annuity account values can be attributed to market depreciation of $22.7 billion and net outflows of $7.0 billion during the last 12 months. Net outflows were driven by decreased sales, and continued surrender activity resulting from the aging of the variable annuity in-force block of business. Also contributing to the decrease in fee income was lower mutual fund fees due to declining assets under management primarily driven by market depreciation of $12.9 billion, partially offset by $445 of net flows during the last 12 months.

Net investment income	•	Net investment income was lower primarily due to a decline in income from limited partnerships and other alternative investments, combined with lower yields on fixed maturities primarily due to short-term interest rate declines and a greater percentage of short-term investments in the asset portfolio, partially offset by an increase in general account assets.

Benefits, losses and loss adjustment expenses	•	For the three months ended June 30, 2009 benefits, losses and loss adjustment expenses decreased primarily as a result of the impact of the second quarter 2009 Unlock.

	•	For the six months ended June 30, 2009, benefits, losses and loss adjustment expenses increased primarily as a result of the impact of the net 2009 Unlocks which increased the benefit ratio used in the calculation of GMDB reserves.

Insurance operating costs and other expenses	•	Insurance operating costs and other expenses decreased primarily as a result of lower asset based trail commissions due to equity market declines.

Amortization of deferred policy acquisition costs and present value of future profits (“DAC”)	•	For the three months ended June 30, 2009, amortization of DAC decreased primarily due to the impact of the second quarter 2009 Unlock benefit as compared to the second quarter of 2008, when there was no Unlock.

	•	For the six months ended June 30, 2009, amortization of DAC increased primarily due to the net impact of the 2009 Unlocks as compared to 2008, when there was no Unlock. Additionally, the adoption of SFAS 157 at the beginning of the first quarter of 2008 resulted in a DAC benefit.

Income tax benefit	•	For the three months ended June 30, 2009 income tax expense increased compared with the respective prior year period as a result of higher pre-tax income and a decline in DRD and other permanent differences.

	•	For the six months ended June 30, 2009, the income tax benefit is caused by the pre-tax losses driven by the factors previously discussed. The difference from a 35% tax rate is caused by the recognition of tax benefits associated with the dividends received deduction and foreign tax credits. For the six months ended June 30, 2008, the income tax benefit on the pre-tax income is caused by the recognition of tax benefits associated with the dividends received deduction and foreign tax credits.

INDIVIDUAL LIFE

	Three Months Ended			Six Months Ended
		June 30,			June 30,
Operating Summary	2009	2008	Change	2009	2008	Change

Fee income and other	$229	$224	2%	$510	$433	18%
Earned premiums	(20)	(17)	(18%)	(38)	(34)	(12%)
Net investment income	76	84	(10%)	148	165	(10%)
Net realized capital losses	(47)	(21)	(124%)	(80)	(53)	(51%)

Total revenues	238	270	(12%)	540	511	6%
Benefits, losses and loss adjustment expenses	132	137	(4%)	283	279	1%
Insurance operating costs and other expenses	48	52	(8%)	94	99	(5%)
Amortization of deferred policy acquisition costs and present value of future profits	40	39	3%	179	67	167%

Total benefits, losses and expenses	220	228	(4%)	556	445	25%
Income (loss) before income taxes	18	42	(57%)	(16)	66	NM
Income tax expense (benefit)	4	13	(69%)	(9)	19	NM

Net income (loss)	$14	$29	(52%)	$(7)	$47	NM

Account Values	2009	2008	Change

Variable universal life insurance	5,049	6,625	(24%)

Total account values	$10,124	$11,393	(11%)

Three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008:
Net income decreased for the three and six months ended June 30, 2009, driven primarily by net realized capital losses and the impacts of the Unlock in the first quarter of 2009. For further discussion of realized capital losses, see Realized Capital Gains and Losses section of the MD&A. For further discussion on the Unlock, see the Critical Accounting Estimates section of the MD&A. The following other factors contributed to the changes in net income:

Fee income and other	•	Fee income and other increased for the three and six months ended June 30, 2009 primarily due to an increase in cost of insurance charges of $12 and $24, respectively, as a result of growth in guaranteed universal life insurance in-force. Also contributing to the increase in the six months ended June 30, 2009 was the impact of the first quarter 2009 Unlock. Partially offsetting these increases were lower variable life fees as a result of equity market declines.

Net investment income	•	Net investment income was lower for the three and six months ended June 30, 2009 primarily due to a decline in income from limited partnership and other alternative investments of $7 and $19, respectively, combined with lower yields on fixed maturity investments, partially offset by growth in general account values.

Benefits, losses and loss adjustment expenses	•	Benefits, losses and loss adjustment expenses for the three months ended June 30, 2009 improved slightly over the prior year period due to lower death benefits related to favorable mortality experience partially offset by increased claims costs as a result of an increase in net amount at risk for the variable universal life policies caused by equity market declines. For the six months ended June 30, 2009, benefits, losses and loss adjustment expenses increased slightly over the prior year period as a result of reserve increases on certain products partially offset by favorable mortality experience.

Insurance operating costs and other expenses	•	Insurance operating costs and other expenses decreased as a result of continued active expense management efforts.

Amortization of deferred policy acquisition costs and present value of future profits (“DAC”)	•	Amortization of DAC increased primarily as a result of the Unlock charge in the first quarter of 2009, partially offset by reduced DAC amortization primarily attributed to net realized capital losses. This increase in DAC amortization had a partial offset in amortization of deferred revenues, included in fee income.

Income tax expense (benefit)	•	For the three and six months ended June 30, 2009, the income tax expense (benefit) as compared to the prior year’s income tax expense was a result of lower earnings before income taxes primarily due to an increase in net realized capital losses and the effects of the first quarter 2009 Unlock.

RETIREMENT PLANS

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Operating Summary	2009	2008	Change	2009	2008	Change

Fee income and other	$79	$97	(19%)	$151	$165	(8%)
Earned premiums	1	1	—	2	2	—
Net investment income	80	91	(12%)	157	180	(13%)
Net realized capital losses	(80)	(19)	NM	(139)	(55)	(153%)

Total revenues	80	170	(53%)	171	292	(41%)
Benefits, losses and loss adjustment expenses	68	66	3%	142	131	8%
Insurance operating costs and other expenses	81	92	(12%)	160	153	5%
Amortization of deferred policy acquisition costs and present value of future profits	(3)	(8)	63%	78	(1)	NM

Total benefits, losses and expenses	146	150	(3%)	380	283	34%
Income (loss) before income taxes	(66)	20	NM	(209)	9	NM
Income tax expense (benefit)	(26)	(11)	(136%)	(81)	(17)	NM

Net income (loss)	$(40)	$31	NM	$(128)	$26	NM

Assets Under Management

403(b)/457 account values				$9,955	$12,197	(18%)
401(k) account values				13,535	14,832	(9%)

Total account values [1]				23,490	27,029	(13%)
403(b)/457 mutual fund assets under management				165	106	56%
401(k) mutual fund assets under management				15,177	19,748	(23%)

Total mutual fund assets under management				15,342	19,854	(23%)

Total assets under management				$38,832	$46,883	(17%)

Total assets under administration – 401(k)				$5,372	$6,282	(14%)

[1]	Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.
Three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008
Net loss in Retirement Plans increased due to higher net realized capital losses, the DAC Unlock in the first quarter of 2009 and lower net investment income. For further discussion of net realized capital losses, see Realized Capital Gains and Losses by Segment table under Life’s Operating section of the MD&A. For further discussion of the DAC Unlock, see the Critical Accounting Estimates section of the MD&A. The following other factors contributed to the changes in net income:

Fee income and other	•	For the three and six months ended June 30, 2009, fee income and other decreased primarily due to lower average account values as a result of market depreciation of $8.0 billion over the past 12 months.

Net investment income	•	Net investment income declined due to a decrease in the returns from limited partnership and other alternative investment income.

Insurance operating costs and other expenses	•	Insurance operating costs and other expenses decreased for the three months ended June 30, 2009 due to expense management initiatives and higher expenses incurred in the prior year period associated with the acquired businesses. For the six months ended June 30, 2009, insurance operating costs and other expenses increased primarily due to the first half of 2009 including a full six months of operating expenses associated with the businesses acquired in the latter part of the first quarter of 2008.

Amortization of DAC	•	Amortization of deferred policy acquisition costs and present value of future profits increased for the six months ended June 30, 2009 as a result of the DAC Unlock in the first quarter of 2009.

Income tax benefit	•	For the three and six months ended June 30, 2009 the income tax benefit is greater than the prior year periods income tax benefit due to lower income before income taxes primarily due to increased realized capital losses and the DAC unlock in the first quarter of 2009. Differences from tax rates of 35% are caused by the recognition of tax benefits associated with the dividends received deduction.

INSTITUTIONAL

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Operating Summary	2009	2008	Change	2009	2008	Change
Fee income and other	$38	$40	(5%)	$78	$80	(3%)
Earned premiums	74	241	(69%)	285	430	(34%)
Net investment income	216	275	(21%)	406	565	(28%)
Net realized capital losses	(95)	(86)	(10%)	(334)	(306)	(9%)

Total revenues	233	470	(50%)	435	769	(43%)
Benefits, losses and loss adjustment expenses [2]	322	485	(34%)	769	939	(18%)
Insurance operating costs and other expenses	18	31	(42%)	47	59	(20%)
Amortization of deferred policy acquisition costs and present value of future profits	2	5	(60%)	7	11	(36%)

Total benefits, losses and expenses	342	521	(34%)	823	1,009	(62%)
Loss before income taxes	(109)	(51)	(114%)	(388)	(240)	(62%)
Income tax benefit	(40)	(21)	(90%)	(142)	(88)	(61%)

Net loss	$(69)	$(30)	(130%)	$(246)	$(152)	(62%)

Assets Under Management	2009	2008	Change

Institutional Investment Product account values [1]	$23,662	$25,272	(6%)
Private Placement Life Insurance account values [1]	32,594	32,944	(1%)
Mutual fund assets under management	3,654	3,844	(5%)

Total Assets Under Management	$59,910	$62,060	(3%)

[1]	Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.

[2]	Included in Benefits, losses and loss adjustment expenses is $19 and $30 of interest credited on an intercompany funding agreement that is eliminated in consolidation for the three and six months ended June 30, 2009, respectively.
Three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008
Net loss in Institutional increased for the three and six months ended June 30, 2009, primarily due to a decline in net investment spread and increased net realized capital losses. For further discussion of net realized capital losses, see Realized Capital Gains and Losses by Segment table under Life’s Operating Section of the MD&A. The following other factors contributed to changes in net income:

Earned premiums	•	Earned premiums decreased for the three and six months ended June 30, 2009 as ratings downgrades reduced payout annuity sales. The decrease in earned premiums was offset by a corresponding decrease in benefits, losses, and loss adjustment expenses.

Net investment income	•	Net investment income declined for the three and six months ended June 30, 2009, due to decreased returns on limited partnership and other alternative investments of $(25) and $(67). Additional decline is attributable to lower yields on variable rate securities due to declines in short term interest rates, and an increased allocation to lower yielding U.S. Treasuries and short-term investments. The lower yield on variable rate securities was partially offset by a corresponding decrease in interest credited on liabilities reported in benefits, losses, and loss adjustment expenses.

Insurance operating costs and other expenses	•	Insurance operating costs and other expenses decreased for the three and six months ended June 30, 2009 due to active expense management efforts and reduced information technology expenses.

Income tax benefit	•	The income tax benefit for the three and six months ended June 30, 2009 increased compared to the prior year primarily due to a decline in income before taxes due to a decline in net investment spread and increased realized capital losses. For further discussion of net realized capital losses, see Realized Capital Gains and Losses by Segment table under the Operating section of the MD&A.

OTHER

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Operating Summary	2009	2008	Change	2009	2008	Change

Fee income and other	42	34	24%	78	68	15%
Earned premiums	45	35	29%	89	71	25%
Net investment income
Securities available-for-sale and other	92	81	14%	165	139	19%
Equity securities held for trading [3]	120	(43)	NM	9	(122)	NM
Total net investment income	212	38	NM	174	17	NM
Net realized capital gains (losses)	259	199	30%	1,585	(468)	NM

Total revenues [1]	558	306	82%	1,926	(312)	NM

Benefits, losses and loss adjustment expenses	50	67	(25%)	185	134	38%
Benefits, loss and loss adjustment expenses – returns credited on International unit-linked bonds and pension products [3]	120	(43)	NM	9	(122)	164%
Insurance operating costs and other expenses	90	31	190%	153	58	NM
Amortization of deferred policy acquisition costs and present value of future profits	76	3	NM	82	2	NM

Total benefits, losses and expenses	336	58	NM	429	72	NM
Income (loss) before income taxes	222	248	(10%)	1,497	(384)	NM
Income tax expense (benefit)	102	83	23%	554	(122)	NM

Net income (loss) [2]	120	165	(27%)	943	(262)	NM

Net (income) loss attributable to the noncontrolling interest	(1)	(4)	1%	(6)	42	NM

Net income (loss) attributable to shareholder	119	161	(26%)	937	(220)	NM

[1]	The transition impact related to the SFAS 157 adoption was a reduction in revenues of $172 for the six months ended June 30, 2008.

[2]	The transition impact related to the SFAS 157 adoption was a reduction in net income of $102 for the six months ended June 30, 2008.

[3]	Includes investment income and mark-to-market effects of equity securities held for trading supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders within benefits, losses and loss adjustment expenses.
The Company includes in an Other category its leveraged PPLI product line of business; corporate items not directly allocated to any of its reporting segments; intersegment eliminations; European insurance operations; several broker dealer entities and investment advisory and service entities; GMIB, GMDB, GMWB and GMAB reinsurance assumed from Hartford Life Insurance KK (“HLIKK”), a related party and subsidiary of Hartford Life, as well as certain group benefit products, including group life and group disability insurance that is directly written by the Company and for which nearly half is ceded to its parent, HLA.
Three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008

Realized capital gains (losses)	•	See Realized Capital Gains and Losses by Segment table under Life’s Operating section of the MD&A.

Benefits, losses and loss adjustment expenses	•	Benefits, losses and loss adjustment expenses decreased for the three months ended June 30, 2009 due to intersegment eliminations of $19. Benefits, losses and loss adjustment expenses increased for the six months ended June 30, 2009 as a result of the impact of the net 2009 Unlocks and was partially offset by the intersegment eliminations of $30.

Insurance operating costs and other expenses	•	Insurance operating costs and other expenses increased for the three and six months ended June 30, 2009 due to restructuring costs that are severance benefits and other costs associated with the suspension of sales in the Company’s European operations as well as interest expense for the structured financing transaction with HLIKK that was initiated in the fourth quarter of 2008. See Note 13 for further details on the Company’s restructuring, severance and other costs and restructurings within other Life segments and Note 11 for further details on the structured financing transaction with HLIKK.

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
The Company is not exposed to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholders’ equity other than U.S. government and U.S. government agencies backed by the full faith and credit of the U.S. government. For further discussion of concentration of credit risk, see the Concentration of Credit Risk Section in Note 4 of Notes to the Condensed Consolidated Financial Statements in the Company’s Form 10-K Annual Report and the Current Report on Form 8-K filed on April 30, 2009.
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
The maximum uncollateralized threshold for a derivative counterparty for a single legal entity is $10. The Company currently transacts derivatives in two legal entities and therefore the maximum combined threshold for a single counterparty over all legal entities that use derivatives is $20. In addition, the Company may have exposure to multiple counterparties in a single corporate family due to a common credit support provider. As of June 30, 2009, the maximum combined threshold for all counterparties under a single credit support provider over all legal entities that use derivatives is $40. Based on the contractual terms of the collateral agreements, these thresholds may be immediately reduced due to a downgrade in a counterparty’s credit rating. For further discussion, see the Derivative Commitments Section of Note 9 of the Condensed Consolidated Financial Statements.
For the three and six months ended June 30, 2009, the Company has incurred no losses on derivative instruments due to counterparty default.
In addition to counterparty credit risk, the Company enters into credit derivative instruments to manage credit exposure. Credit derivatives used by the Company include credit default swaps, credit index swaps, and total return swaps.
Credit default swaps involve a transfer of credit risk of one or many referenced entities from one party to another in exchange for periodic payments. The party that purchases credit protection will make periodic payments based on an agreed upon rate and notional amount, and for certain transactions there will also be an upfront premium payment. The second party, who sells credit protection, will typically only make a payment if there is a credit event and such payment will be equal to the notional value of the swap contract less the value of the referenced security issuer’s debt obligation. A credit event is generally defined as default on contractually obligated interest or principal payments or bankruptcy of the referenced entity.
Credit index swaps and total return swaps involve the periodic exchange of payments with other parties, at specified intervals, calculated using the agreed upon index and notional principal amounts. Generally, no cash or principal payments are exchanged at the inception of the contract.

The Company uses credit derivatives to purchase credit protection and assume credit risk with respect to a single entity, referenced index, or asset pool. The Company enters into credit default swaps that assume credit risk as part of replication transactions. Replication transactions are used as an economical means to synthetically replicate the characteristics and performance of assets that would otherwise be permissible investments under the Company’s investment policies. These swaps reference investment grade single corporate issuers and baskets, which include trades ranging from baskets of up to five corporate issuers to standard and customized diversified portfolios of corporate issuers. The baskets of diversified portfolios are established within sector concentration limits and are typically divided into tranches which possess different credit ratings ranging from AAA through the CCC rated first loss position. In addition to the credit default swaps that assume credit risk, the Company also purchases credit protection through credit default swaps to economically hedge and manage credit risk of certain fixed maturity investments across multiple sectors of the investment portfolio.
The credit default swaps are carried on the balance sheet at fair value. The Company received upfront premium payments on certain credit default swaps, which reduces the Company’s overall credit exposure with respect to credit default swaps. The following table summarizes the credit default swaps used by the Company to manage credit risk within the portfolio, excluding credit default swaps in offsetting positions which had a notional amount of $2.1 billion as of June 30, 2009.
Credit Default Swaps

	June 30, 2009			December 31, 2008
		Initial			Initial
	Notional	Premium		Notional	Premium
	Amount	Received	Fair Value	Amount	Received	Fair Value

Assume credit risk	$830	$—	$(242)	$834	$(1)	$(306)
Purchase credit protection	2,953	(5)	9	2,633	(1)	246

Total credit default swaps	$3,783	$(5)	$(233)	$3,467	$(2)	$(60)

During the six months ended June 30, 2009, the Company continued to reduce overall credit risk exposure to general credit spread movements within its fixed maturity portfolio by increasing the notional amount of the credit default swaps that purchase credit protection. The Company’s credit default swap portfolio has experienced and may continue to experience market value fluctuations based upon certain market conditions, including credit spread movement of specific referenced entities. For the three and six months ended June 30, 2009, the Company realized net losses of $70 and $216, respectively, including periodic net coupon settlements, on credit default swaps. The net loss on credit derivatives that purchase credit protection, which are used to economically hedge fixed maturity securities, and the net gain on credit derivatives that assume credit risk as a part of replication transactions resulted from credit spreads tightening.
Available-for-Sale Securities
The following table presents the Company’s fixed maturities by credit quality. The ratings referenced below are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company’s internal analysis of such securities.
Fixed Maturities by Credit Quality

	June 30, 2009			December 31, 2008
			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value

Government/Government agencies — U.S.	$5,578	$5,409	14.2%	$7,200	$7,289	18.4%
AAA	8,505	6,486	17.0%	10,316	7,368	18.6%
AA	5,744	4,424	11.6%	7,304	5,704	14.4%
A	12,030	10,380	27.2%	11,590	9,626	24.4%
BBB	11,223	9,637	25.2%	10,292	8,288	21.0%
BB & below	3,259	1,852	4.8%	1,742	1,285	3.2%

Total fixed maturities	$46,339	$38,188	100.0%	$48,444	$39,560	100.0%

The movement within the Company’s investment ratings as a percentage of total fixed maturities since December 31, 2008 is primarily attributable to recent rating agency downgrades across multiple sectors, the unwind of the Company’s term lending program and sales of U.S. Treasuries being re-deployed into corporate securities. Currently, Standard & Poor (“S&P”) is contemplating changes to its rating methodology for certain CMBS and anticipates potential downgrades in the upcoming months which may impact the Company’s CMBS and CRE CDO portfolios.

The following table presents the Company’s AFS securities by type.
Available-for-Sale Securities by Type

	June 30, 2009					December 31, 2008
					Percent					Percent
	Cost or	Gross	Gross		of Total	Cost or	Gross	Gross		of Total
	Amortized	Unrealized	Unrealized	Fair	Fair	Amortized	Unrealized	Unrealized	Fair	Fair
	Cost	Gains	Losses	Value	Value	Cost	Gains	Losses	Value	Value

AFS securities
ABS
Consumer loans	$1,747	$3	$(400)	$1,350	3.5%	$1,880	$—	$(512)	$1,368	3.4%
Small business	412	—	(205)	207	0.5%	428	––	(197)	231	0.6%
Other	493	10	(114)	389	1.0%	482	5	(110)	377	1.0%
Collateralized debt obligations (“CDOs”)
Collateralized loan obligations (“CLOs”) [1]	2,063	—	(455)	1,608	4.2%	2,107	—	(537)	1,570	4.0%
CRE	1,499	3	(1,193)	309	0.8%	1,566	2	(1,170)	398	1.0%
Other	19	—	(14)	5	—	19	––	(6)	13	––
CMBS
Agency backed [2]	202	7	(3)	206	0.5%	243	8	—	251	0.6%
Bonds	6,881	9	(2,508)	4,382	11.5%	7,160	1	(2,719)	4,442	11.2%
Interest only (“IOs”)	761	11	(147)	625	1.6%	840	12	(196)	656	1.7%
Corporate
Basic industry	1,680	40	(140)	1,580	4.1%	1,459	5	(233)	1,231	3.1%
Capital goods	1,823	35	(119)	1,739	4.6%	1,656	26	(201)	1,481	3.7%
Consumer cyclical	1,571	22	(120)	1,473	3.9%	1,588	29	(244)	1,373	3.5%
Consumer non-cyclical	3,182	108	(74)	3,216	8.4%	2,455	46	(172)	2,329	5.9%
Energy	1,858	61	(41)	1,878	4.9%	1,320	19	(118)	1,221	3.1%
Financial services	5,170	48	(1,105)	4,113	10.8%	5,563	163	(994)	4,732	12.0%
Tech. & comm.	2,743	86	(119)	2,710	7.1%	2,597	69	(248)	2,418	6.1%
Transportation	470	6	(58)	418	1.1%	410	8	(67)	351	0.9%
Utilities	3,583	109	(189)	3,503	9.2%	3,189	76	(376)	2,889	7.3%
Other [3]	1,108	9	(213)	904	2.4%	1,015	—	(305)	710	1.8%
Gov./Gov. agencies
Foreign	508	25	(14)	519	1.4%	2,094	86	(33)	2,147	5.4%
United States	3,535	12	(233)	3,314	8.7%	5,033	75	(39)	5,069	12.8%
Municipal	907	5	(194)	718	1.9%	917	8	(220)	705	1.8%
RMBS
Agency	1,841	54	(6)	1,889	4.9%	1,924	53	(8)	1,969	5.0%
Non-agency	140	—	(42)	98	0.3%	159	––	(43)	116	0.3%
Alt-A	248	—	(118)	130	0.3%	256	––	(90)	166	0.4%
Sub-prime [4]	1,895	3	(993)	905	2.4%	2,084	4	(741)	1,347	3.4%

Fixed maturities	46,339	666	(8,817)	38,188	100.0%	48,444	695	(9,579)	39,560	100.0%
Equity securities
Financial Services	331	1	(136)	196		334	—	(107)	227
Other	185	10	(21)	174		280	4	(77)	207

Total equity securities	516	11	(157)	370		614	4	(184)	434

Total AFS securities	$46,855	$677	$(8,974)	$38,558		$49,058	$699	$(9,763)	$39,994

[1]	As of June 30, 2009, 87% of these senior secured bank loan CLOs were AAA rated with an average subordination of 27%.

[2]	Represents securities with pools of loans by the Small Business Administration whose issued loans are backed by the full faith and credit of the U.S. government.

[3]	Includes structured investments with an amortized cost and fair value of $355 and $252, respectively, as of June 30, 2009 and $326 and $222, respectively, as of December 31, 2008. The underlying securities supporting these investments are primarily diversified pools of investment grade corporate issuers which can withstand a 15% cumulative default rate, assuming a 35% recovery.

[4]	Includes CDO securities with an amortized cost and fair value of $6 and $1, respectively, as of June 30, 2009 and $8 and $5, respectively, as of December 31, 2008, that contain a sub-prime residential mortgage loan component.
The Company continues to reallocate its AFS investment portfolio to securities with more favorable risk/return profiles, in particular corporate securities within consumer non-cyclical and other recession resistant sectors. In conjunction with this strategy, the Company sold U.S. Treasuries in an effort to reallocate the portfolio to higher quality securities. The Company’s AFS net unrealized loss position decreased $767 since December 31, 2008 primarily as a result of improved security valuations due to credit spread tightening, partially offset by the cumulative effect adjustment of $738 related to the adoption of FSP No. 115-2. For further discussion of FSP No. 115-2, see Note 1 of the Notes to the Condensed Consolidated Financial Statements. The following sections highlight the Company’s investment sectors which have experienced significant declines in value.

Financial Services
Several positive developments for financial services firms occurred in the second quarter of 2009. The Federal Reserve completed its Supervisory Capital Assessment Program (“SCAP”), or stress test, of the top nineteen banks. The results of the SCAP indicated a capital need of $75 billion for these banks, and subsequent capital raising activities, including equity issuance, liability management and asset sales, largely filled the capital shortfall, with the remainder expected to be filled through future earnings. The SCAP results helped to reduce fears of systemic risk and consequently stabilized and reopened the capital markets to financial services companies. Additionally, several firms repaid their Troubled Asset Relief Program (“TARP”) preferred investments from the U.S. Department of Treasury and are expected to reduce or eliminate reliance on the FDIC Temporary Liquidity Guarantee Program. Insurance companies were also able to access the capital markets during the quarter, raising over $14 billion in common equity and debt, helping to stabilize capital and liquidity positions. Despite these positives, financial services companies continue to face a difficult macroeconomic environment and remain vulnerable to deteriorating asset performance and quality, as well as weak earnings prospects.
The Company has exposure to the financial services sector predominantly through banking, insurance and finance firms. Since December 31, 2008, the Company has reduced its exposure to this sector. A comparison of fair value to amortized cost is not indicative of the pricing of individual securities as impairments have occurred. The following table presents the Company’s exposure to the financial services sector included in the corporate and equity securities lines in the AFS Securities by Type table above.
Financial Services by Credit Quality [1]

	June 30, 2009			December 31, 2008
			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value

AAA	$112	$112	2.6%	$463	$394	8.0%
AA	1,371	1,195	27.8%	1,422	1,240	25.0%
A	2,603	2,036	47.2%	3,386	2,834	57.1%
BBB	844	607	14.1%	537	411	8.3%
BB & below	571	359	8.3%	89	80	1.6%

Total	$5,501	$4,309	100.0%	$5,897	$4,959	100.0%

[1]	The credit qualities above include downgrades that have shifted the portfolio from higher rated assets to lower rated assets since December 31, 2008.
Sub-Prime Residential Mortgage Loans
The following table presents the Company’s exposure to RMBS supported by sub-prime mortgage loans by current credit quality and vintage year included in the RMBS subprime line in the AFS Securities by Type table above. These securities continue to be affected by declining home prices, negative technical factors and deterioration in collateral performance. A comparison of fair value to amortized cost is not indicative of the pricing of individual securities as impairments have occurred. Credit protection represents the current weighted average percentage, excluding wrapped securities, of the outstanding capital structure subordinated to the Company’s investment holding that is available to absorb losses before the security incurs the first dollar loss of principal.
Sub-Prime Residential Mortgage Loans [1] [2] [3] [4] [5]

June 30, 2009
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$21	$14	$118	$81	$39	$24	$17	$9	$43	$22	$238	$150
2004	87	61	311	182	3	1	4	2	4	2	409	248
2005	61	31	284	173	134	70	103	24	156	28	738	326
2006	18	17	12	7	11	7	28	7	232	70	301	108
2007	—	—	—	—	9	8	7	1	193	64	209	73

Total	$187	$123	$725	$443	$196	$110	$159	$43	$628	$186	$1,895	$905

Credit protection	42.1%		49.4%		55.3%		33.5%		27.1%		42.0%

December 31, 2008
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$26	$22	$129	$109	$48	$35	$17	$13	$34	$19	$254	$198
2004	108	79	303	240	—	—	8	7	—	—	419	326
2005	73	56	525	353	138	70	24	16	22	18	782	513
2006	45	41	109	50	10	5	87	35	96	36	347	167
2007	42	27	40	9	33	15	35	19	132	73	282	143

Total	$294	$225	$1,106	$761	$229	$125	$171	$90	$284	$146	$2,084	$1,347

Credit protection	39.3%		48.3%		32.1%		23.5%		20.1%		41.4%

[1]	The vintage year represents the year the underlying loans in the pool were originated.

[2]	Includes second lien residential mortgages with an amortized cost and fair value of $80 and $35, respectively, as of June 30, 2009 and $120 and $60, respectively, as of December 31, 2008, which are composed primarily of loans to prime and Alt-A borrowers.

[3]	As of June 30, 2009, the weighted average life of the sub-prime residential mortgage portfolio was 3.8 years.

[4]	Approximately 90% of the portfolio is backed by adjustable rate mortgages.

[5]	The credit qualities above include downgrades that have shifted the portfolio from higher rated assets to lower rated assets since December 31, 2008.
Commercial Mortgage Loans
The Company has observed weakness in commercial real estate market fundamentals and expects continued pressure on these fundamentals including increased vacancies, rising delinquencies, lower rent growth and declining property values. The following tables present the Company’s exposure to CMBS bonds, CRE CDOs and CMBS IOs by current credit quality and vintage year, included in the CMBS and CRE CDO lines in the AFS Securities by Type table above. A comparison of fair value to amortized cost is not indicative of the pricing of individual securities as impairments have occurred. Credit protection represents the current weighted average percentage of the outstanding capital structure subordinated to the Company’s investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. This credit protection does not include any equity interest or property value in excess of outstanding debt. The Company’s CMBS and CRE CDO portfolios may be negatively impacted by contemplated changes to S&P’s rating methodologies in the upcoming months. For further discussion, see Fixed Maturities by Credit Quality.
CMBS — Bonds [1] [2]

June 30, 2009
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$1,365	$1,314	$251	$179	$69	$41	$11	$9	$23	$16	$1,719	$1,559
2004	358	332	53	28	41	20	20	9	—	—	472	389
2005	556	453	208	109	162	82	105	57	40	14	1,071	715
2006	1,553	981	229	91	376	130	350	113	134	30	2,642	1,345
2007	447	231	209	73	74	18	93	21	154	31	977	374

Total	$4,279	$3,311	$950	$480	$722	$291	$579	$209	$351	$91	$6,881	$4,382

Credit protection	25.6%		21.3%		12.8%		8.8%		6.1%		21.2%

December 31, 2008
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$1,492	$1,365	$259	$179	$71	$40	$11	$8	$23	$16	$1,856	$1,608
2004	365	317	53	22	41	15	20	8	—	—	479	362
2005	561	428	243	93	235	109	48	23	—	—	1,087	653
2006	1,732	1,025	228	76	353	140	354	129	39	12	2,706	1,382
2007	528	256	263	90	102	31	134	59	5	1	1,032	437

Total	$4,678	$3,391	$1,046	$460	$802	$335	$567	$227	$67	$29	$7,160	$4,442

Credit protection	24.7%		18.6%		12.6%		4.9%		4.3%		20.6%

[1]	The vintage year represents the year the pool of loans was originated.

[2]	The credit qualities above include downgrades that have shifted the portfolio from higher rated assets to lower rated assets since December 31, 2008.

CMBS — CRE CDOs [1] [2] [3] [4]

June 30, 2009
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$39	$23	$31	$9	$70	$18	$159	$18	$67	$17	$366	$85
2004	19	17	70	4	39	3	32	14	29	7	189	45
2005	19	5	74	4	60	4	21	5	20	13	194	31
2006	137	6	66	9	89	14	47	13	26	26	365	68
2007	88	4	38	19	95	7	46	14	33	18	300	62
2008	26	2	6	4	11	1	14	3	16	6	73	16
2009	3	—	2	1	4	—	1	—	2	1	12	2

Total	$331	$57	$287	$50	$368	$47	$320	$67	$193	$88	$1,499	$309

Credit protection	25.2%		12.5%		17.3%		34.7%		36.9%		24.4%

December 31, 2008
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$127	$43	$90	$28	$59	$14	$48	$6	$30	$5	$354	$96
2004	118	35	16	5	31	9	12	2	13	2	190	53
2005	71	29	58	12	56	10	10	2	1	—	196	53
2006	222	68	83	18	74	19	15	2	—	—	394	107
2007	126	40	106	19	101	10	11	1	—	—	344	70
2008	39	11	22	5	24	3	3	—	—	—	88	19

Total	$703	$226	$375	$87	$345	$65	$99	$13	$44	$7	$1,566	$398

Credit protection	27.1%		21.3%		17.9%		17.0%		57.5%		23.9%

[1]	The vintage year represents the year that the underlying collateral in the pool was originated. Individual CDO market value is allocated by the proportion of collateral within each vintage year.

[2]	As of June 30, 2009, approximately 32% of the underlying CRE CDOs collateral are seasoned, below investment grade securities.

[3]	For certain CRE CDOs, the collateral manager has the ability to reinvest proceeds that become available, primarily from collateral maturities. The increase in the 2008 and 2009 vintage years represents reinvestment under these CRE CDOs.

[4]	The credit qualities above include downgrades that have shifted the portfolio from higher rated assets to lower rated assets since December 31, 2008.
CMBS — IOs [1] [2]

	June 30, 2009								December 31, 2008
	AAA		A		BBB		Total		AAA
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$263	$247	$—	$—	$—	$—	$263	$247	$295	$287
2004	141	123	—	—	—	—	141	123	158	119
2005	178	140	—	—	1	1	179	141	200	136
2006	86	51	3	3	—	—	89	54	93	54
2007	89	60	—	—	—	—	89	60	94	60

Total	$757	$621	$3	$3	$1	$1	$761	$625	$840	$656

[1]	The vintage year represents the year the pool of loans was originated

[2]	The credit qualities above include downgrades that have shifted the portfolio from higher rated assets to lower rated assets since December 31, 2008.
In addition to commercial mortgage backed securities, the Company has commercial mortgage loans on real estate, including agricultural loans, with a carrying value of $4.7 billion and $4.9 billion as of June 30, 2009 and December 31, 2008, respectively. These commercial mortgage loans are collateralized by a variety of commercial and agricultural properties and are diversified both geographically throughout the United States and by property type. The Company’s commercial mortgage loans may be either in the form of a whole loan, where the Company is the sole lender, or a loan participation, where the Company is not the sole lender. Loan participations are loans where the Company has purchased or retained a portion of an outstanding loan or package of loans and participates on a pro-rata basis in collecting interest and principal pursuant to the terms of the participation agreement. In general, A-Note participations have senior payment priority, followed by B-Note participations and then mezzanine loan participations. At origination, the weighted-average loan-to-value (“LTV”) rate of the Company’s portfolio was approximately 64%.

The following table presents the Company’s commercial mortgage loans, including agricultural loans, by type and loan structure, net of valuation allowances.

	Net Carrying Value
	June 30, 2009	December 31, 2008

Agricultural	$422	$435
Commercial
Whole loans	2,619	2,705
A-Note participations	334	335
B-Note participations	544	562
Mezzanine loans	799	859

Total	$4,718	$4,896

ABS Consumer Loans
The Company continues to see weakness in consumer credit fundamentals. Rising delinquency and loss rates have been driven primarily by the recessionary economy and higher unemployment rates. Delinquencies and losses on consumer loans rose during the second quarter of 2009 and the Company expects this trend to continue throughout the year. Currently, the Company expects its ABS consumer loan holdings will continue to pay contractual principal and interest payments due to the ultimate expected borrower repayment performance and structural credit enhancements, which remain sufficient to absorb a significantly higher level of defaults than are currently anticipated. The following table presents the Company’s exposure to ABS consumer loans by credit quality, included in the ABS consumer loans line in the AFS Securities by Type table above.
ABS Consumer Loans

June 30, 2009
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

Auto [1]	$18	$19	$94	$81	$158	$143	$103	$80	$19	$11	$392	$334
Credit card	299	299	6	5	42	39	258	235	57	50	662	628
Student loan [2]	272	124	302	207	119	57	—	—	—	—	693	388

Total [3]	$589	$442	$402	$293	$319	$239	$361	$315	$76	$61	$1,747	$1,350

December 31, 2008
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

Auto	$108	$84	$7	$6	$142	$103	$160	$123	$15	$10	$432	$326
Credit card	313	273	6	4	97	86	278	197	57	39	751	599
Student loan	272	143	306	229	119	71	—	—	—	—	697	443

Total	$693	$500	$319	$239	$358	$260	$438	$320	$72	$49	$1,880	$1,368

[1]	As of June 30, 2009, approximately 10% of the auto consumer loan-backed securities were issued by lenders whose primary business is to sub-prime borrowers.

[2]	As of June 30, 2009, approximately half of the student loan-backed exposure is guaranteed by the Federal Family Education Loan Program, with the remainder comprised of loans to prime-borrowers.

[3]	The credit qualities above include downgrades that have shifted the portfolio from higher rated assets to lower rated assets since December 31, 2008.

Limited Partnerships and Other Alternative Investments
Limited partnerships and other alternative investments decreased by $240 since December 31, 2008 primarily due to hedge fund redemptions and negative re-valuations of the underlying investments associated primarily with the real estate and private equity markets. The Company expects further hedge fund redemptions and does not expect significant additions to limited partnerships and other alternative investments in 2009 except for unfunded commitments.
The following table summarizes the Company’s limited partnerships and other alternative investments.
Composition of Limited Partnerships and Other Alternative Investments

	June 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent

Hedge funds [1]	$125	15.8%	$263	25.5%
Mortgage and real estate [2]	174	21.9%	228	22.1%
Mezzanine debt [3]	66	8.3%	78	7.5%
Private equity and other [4]	428	54.0%	464	44.9%

Total	$793	100.0%	$1,033	100.0%

[1]	Hedge funds include investments in funds of funds as well as direct funds. The hedge funds of funds invest in approximately 25 to 50 different hedge funds within a variety of investment styles. Examples of hedge fund strategies include long/short equity or credit, event driven strategies and structured credit.

[2]	Mortgage and real estate funds consist of investments in funds whose assets consist of mortgage loans, participations in mortgage loans, mezzanine loans or other notes which may be below investment grade credit quality as well as equity real estate. A portion of these partnerships’ underlying investments may be purchased through lines of credit or other borrowings. Also includes investments in real estate joint venture.

[3]	Mezzanine debt funds consist of investments in funds whose assets consist of subordinated debt that often times incorporates equity-based options such as warrants and a limited amount of direct equity investments.

[4]	Private equity and other funds primarily consist of investments in funds whose assets typically consist of a diversified pool of investments in small non-public businesses with high growth potential.
Other-Than-Temporary Impairment Losses
The following table presents the Company’s net impairment losses recognized in earnings.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

ABS	$3	$—	$6	$—
CDOs
CREs	81	30	89	114
Other	1	—	2	—
CMBS
Bonds	49	1	49	7
IOs	14	—	17	—
Corporate
Financial services	5	13	90	52
Other	7	22	15	38
Equities
Financial services	13	3	30	21
Other	28	1	46	2
Government/government agencies — foreign	—	1	—	1
Government/government agencies — U.S.	2	—	2	—
Municipal	—	1	—	1
RMBS
Non-agency	1	—	1	—
Alt-A	1	—	1	—
Sub-prime	49	18	85	78

Net impairment losses recognized in earnings	$254	$90	$433	$314

For the three months ended June 30, 2009, the Company recognized $254 of impairment losses in earnings. Of these losses, $206 represented credit impairments, $7 represented impairments on debt securities for which the Company intends to sell and $41 represented impairments on equity securities, including $2 due to the Company’s intent to sell.
Credit impairments were primarily concentrated in CRE CDOs, CMBS bonds and sub-prime RMBS. The Company determined these impairments by using discounted cash flow models that considered losses under current and expected future economic conditions. Assumptions used over the current recessionary period in the second quarter 2009 impairment review included macro economic factors, such as a continued increase in the unemployment rate and continued gross domestic product contraction, as well as sector specific factors including, but not limited to:

•	Commercial property value declines that average 35% to 40% from the valuation peak, but differ by property type and location.
•	Residential property value declines that averaged approximately 40% from the valuation peak, but differ by location.
•	Average cumulative CMBS collateral loss rates that vary by vintage year, but reach approximately 9% for the 2006 and 2007 vintage years.
•	Average cumulative RMBS collateral loss rates that vary by vintage year, but reach approximately 40% for the 2007 vintage year.
If these cash flow models result in an economic loss, a credit impairment is taken equal to the difference between the security’s amortized cost basis and its best estimate of expected future cash flows discounted at the security’s effective yield prior to impairment. Future impairments may develop if actual results underperform current modeling assumptions, which may be the result of, but are not limited to, macro economic factors, changes in assumptions used, property value declines beyond current average assumptions or security loss rates exceeding average assumptions.
The Company recognized $7 of impairment losses for the three months ended June 30, 2009, on debt securities and $2 of impairment losses on equity securities for which the Company had the intent to sell the securities as of June 30, 2009. These securities were primarily corporate securities where the Company has an active plan to dispose of the securities. In addition, the Company recognized $39 of impairments primarily on common stock and below investment grade hybrid equity securities.
For the six months ended June 30, 2009, the Company recognized $433 of impairment losses in earnings. Of these losses, $279 represented impairments taken on securities due to credit concerns; $206 were credit impairments taken in the second quarter under the new FSP 115-2 methodology and $73 were credit impairments taken in the first quarter and included a non-credit component due to the entire difference between amortized cost and fair value which was recorded in net realized capital losses. Of the $279 of impairments taken on securities due to credit concerns, $250 related to structured securities that incurred losses in our cash flow modeling as described above. In addition to the $279 of credit impairments, the Company recognized $78 of impairments on debt securities for which the Company intends to sell, largely corporate financial services securities.
Equity security impairments of $76 for the six months ended June 30, 2009 include $23 of impairments taken on affiliated mutual funds, which pursuant to the Company’s policy have been impaired due to the duration and severity of the loss associated with the securities, as well as $19 of impairments taken on equity securities where the Company has an intent to sell.
For the three and six months ended June 30, 2008, impairments primarily consisted of CMBS, CRE CDO, RMBS and corporate securities. The CMBS impairments were primarily related to securities that contained recent vintage year collateral. The CRE CDO impairments were primarily related to securities that contained below investment grade 2006 and 2007 vintage year collateral. RMBS impairments were primarily taken on securities backed by second lien residential mortgages. Corporate impairments were primarily due to financial services securities which experienced a lack of liquidity.
Security Unrealized Loss Aging
As part of the Company’s ongoing security monitoring process, the Company has reviewed its AFS securities in an unrealized loss position and concluded that there were no additional impairments as of June 30, 2009 and December 31, 2008. During this analysis, the Company determined that it does not intend to sell nor does it expect to be required to sell the securities outlined below. In addition, the Company asserts its intent and ability to retain the equity securities below until price recovery. Furthermore, based upon the Company’s cash flow modeling and the expected continuation of contractually required principal and interest payments, the Company has deemed these securities to be temporarily impaired as of June 30, 2009. For further discussion, see the Recognition and Presentation of Other-Than-Temporary Impairments Section in Note 1 of the Notes to the Condensed Consolidated Financial Statements.

The following table presents the Company’s unrealized loss aging for AFS securities by length of time the security was in a continuous unrealized loss position.

Consolidated Securities
	June 30, 2009				December 31, 2008
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
	Items	Cost [1]	Value	Loss [1]	Items	Cost	Value	Loss

Six months or less	624	$3,542	$3,128	$(414)	1,039	$11,458	$10,538	$(920)
Greater than three to six months	164	3,059	2,288	(771)	596	3,599	2,817	(782)
Greater than six to nine months	297	3,236	2,570	(666)	535	4,554	3,735	(819)
Greater than nine to twelve months	387	2,300	1,972	(328)	360	3,107	2,183	(924)
Greater than twelve months	1,948	20,200	13,405	(6,795)	1,626	16,303	9,985	(6,318)

Total	3,420	$32,337	$23,363	$(8,974)	4,156	$39,021	$29,258	$(9,763)

[1] Includes the cumulative effect adjustment of $738 as a result of the adoption of FSP FAS 115-2.

The following tables present the Company’s unrealized loss aging for available-for-sale securities by length of time the security was in a continuous greater than 20% unrealized loss position.

Securitized Assets Depressed over 20%
	June 30, 2009				December 31, 2008
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost [1]	Value	Loss [1]	Items	Cost	Value	Loss

Three months or less	146	$771	$496	$(275)	652	$7,786	$4,561	$(3,225)
Greater than three to six months	94	2,018	1,189	(829)	119	1,122	444	(678)
Greater than six to nine months	327	3,124	1,804	(1,320)	89	1,145	458	(687)
Greater than nine to twelve months	202	2,189	887	(1,302)	143	1,363	391	(972)
Greater than twelve months	266	2,784	703	(2,081)	31	311	57	(254)

Total	1,035	$10,886	$5,079	$(5,807)	1,034	$11,727	$5,911	$(5,816)

[1] Includes cumulative effect adjustments as a result of the adoption of FSP FAS 115-2.

All Other Securities Depressed over 20%
	June 30, 2009				December 31, 2008
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost [1]	Value	Loss [1]	Items	Cost	Value	Loss

Three months or less	132	$1,794	$1,241	$(553)	564	$6,359	$4,188	$(2,171)
Greater than three to six months	41	550	330	(220)	28	238	124	(114)
Greater than six to nine months	166	1,939	1,290	(649)	14	173	102	(71)
Greater than nine to twelve months	69	973	634	(339)	11	199	112	(87)
Greater than twelve months	25	402	204	(198)	—	—	—	—

Total	433	$5,658	$3,699	$(1,959)	617	$6,969	$4,526	$(2,443)

[1] Includes cumulative effect adjustments as a result of the adoption of FSP FAS 115-2.

Consolidated Securities Depressed over 20%
	June 30, 2009				December 31, 2008
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost [1]	Value	Loss [1]	Items	Cost	Value	Loss

Three months or less	278	$2,565	$1,737	$(828)	1,216	$14,145	$8,749	$(5,396)
Greater than three to six months	135	2,568	1,519	(1,049)	147	1,360	568	(792)
Greater than six to nine months	493	5,063	3,094	(1,969)	103	1,318	560	(758)
Greater than nine to twelve months	271	3,162	1,521	(1,641)	154	1,562	503	(1,059)
Greater than twelve months	291	3,186	907	(2,279)	31	311	57	(254)

Total	1,468	$16,544	$8,778	$(7,766)	1,651	$18,696	$10,437	$(8,259)

[1] Includes cumulative effect adjustments as a result of the adoption of FSP FAS 115-2.

The following tables present the Company’s unrealized loss aging for available-for-sale securities (included in the tables above) by length of time the security was in a continuous greater than 50% unrealized loss position.

Securitized Assets Depressed over 50%
	June 30, 2009				December 31, 2008
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost [1]	Value	Loss [1]	Items	Cost	Value	Loss

Three months or less	111	$500	$193	$(307)	430	$5,072	$1,716	$(3,356)
Greater than three to six months	96	1,298	461	(837)	37	299	50	(249)
Greater than six to nine months	277	3,060	937	(2,123)	24	194	32	(162)
Greater than nine to twelve months	66	786	121	(665)	2	7	1	(6)
Greater than twelve months	27	238	33	(205)	—	—	—	—

Total	577	$5,882	$1,745	$(4,137)	493	$5,572	$1,799	$(3,773)

[1] Includes cumulative effect adjustments as a result of the adoption of FSP FAS 115-2.

All Other Securities Depressed over 50%
	June 30, 2009				December 31, 2008
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost [1]	Value	Loss [1]	Items	Cost	Value	Loss

Three months or less	27	$319	$143	$(176)	74	$832	$352	$(480)
Greater than three to six months	15	295	127	(168)	—	—	—	—
Greater than six to nine months	10	135	45	(90)	—	—	—	—
Greater than nine to twelve months	—	—	—	—	—	—	—	—
Greater than twelve months	—	—	—	—	—	—	—	—

Total	52	$749	$315	$(434)	74	$832	$352	$(480)

[1] Includes cumulative effect adjustments as a result of the adoption of FSP FAS 115-2.

Consolidated Securities Depressed over 50%
	June 30, 2009				December 31, 2008
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost [1]	Value	Loss [1]	Items	Cost	Value	Loss

Three months or less	138	$819	$336	$(483)	504	$5,904	$2,068	$(3,836)
Greater than three to six months	111	1,593	588	(1,005)	37	299	50	(249)
Greater than six to nine months	287	3,195	982	(2,213)	24	194	32	(162)
Greater than nine to twelve months	66	786	121	(665)	2	7	1	(6)
Greater than twelve months	27	238	33	(205)	—	—	—	—

Total	629	$6,631	$2,060	$(4,571)	567	$6,404	$2,151	$(4,253)

[1]	Includes cumulative effect adjustments as a result of the adoption of FSP FAS 115-2.
CAPITAL MARKETS RISK MANAGEMENT
The Company has a disciplined approach to managing risks associated with its capital markets and asset/liability management activities. Investment portfolio management is organized to focus investment management expertise on the specific classes of investments, while asset/liability management is the responsibility of a dedicated risk management unit supporting the Company. Derivative instruments are utilized in compliance with established Company policy and regulatory requirements and are monitored internally and reviewed by senior management. During 2009, a global recession, continued deterioration in the U.S. housing market, and the market’s flight to quality securities contributed to increased unrealized losses on the Company’s investment portfolio.
Market Risk
The Company is exposed to market risk, primarily relating to the market price and/or cash flow variability associated with changes in interest rates, credit spreads including issuer defaults, equity prices or market indices, and foreign currency exchange rates. The Company is also exposed to credit and counterparty repayment risk. The Company analyzes interest rate risk using various models including parametric models that forecast cash flows of the liabilities and the supporting investments, including derivative instruments, under various market scenarios. For further discussion of market risk, see the Capital Markets Risk Management Section of the MD&A in the Company’s 2008 Form 10-K Annual Report and the Current Report on Form 8-K filed on April 30, 2009.
Interest Rate Risk
The Company’s exposure to interest rate risk relates to the market price and/or cash flow variability associated with the changes in market interest rates. The Company manages its exposure to interest rate risk through asset allocation limits, asset/liability duration matching and through the use of derivatives. For further discussion of interest rate risk, see the Interest Rate Risk discussion within the

Capital Markets Risk Management Section of the MD&A in the Company’s 2008 Form 10-K Annual Report and the Current Report on Form 8-K filed on April 30, 2009.
The Company is also exposed to interest rate risk based upon the discount rate assumption associated with the Parent’s pension and other postretirement benefit obligations. The discount rate assumption is based upon an interest rate yield curve comprised of bonds rated Aa or higher with maturities primarily between zero and thirty years. For further discussion of interest rate risk associated with the benefit obligations, see the Critical Accounting Estimates Section of the MD&A under Pension and Other Postretirement Benefit Obligations and Note 14 of the Company’s 2008 Form 10-K Annual Report and the Current Report on Form 8-K filed on April 30, 2009.
Credit Risk
For further information on credit risk derivatives, see the Investment Credit Risk Section of the MD&A.
The Company is also exposed to credit spread risk related to security market price and cash flows associated with changes in credit spreads. Credit spread widening will reduce the fair value of the investment portfolio and will increase net investment income on new purchases. This will also result in losses associated with credit based non-qualifying derivatives where the Company assumes credit exposure. If issuer credit spreads increase significantly or for an extended period of time, it may result in higher other-than-temporary impairments. Credit spread tightening will reduce net investment income associated with new purchases of fixed maturities and increase the fair value of the investment portfolio. Credit spread tightening in certain sectors resulted in a decrease in the Company’s unrealized losses. For further discussion of sectors most significantly impacted, see the Investment Credit Risk Section of the MD&A. Also, see the Capital Resources and Liquidity Section of the MD&A for a discussion of the movements of credit spread impacts on the Company’s statutory financial results as it relates to the accounting and reporting for market value fixed annuities.
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
Generally, declines in equity markets, such as those experienced in 2008 and in the first quarter of 2009, will and did:
•	reduce the value of assets under management and the amount of fee income generated from those assets;
•	increase the liability for direct GMWB benefits, and reinsured GMWB and GMIB benefits, resulting in realized capital losses;
•	increase the value of derivative assets used to hedge product guarantees resulting in realized capital gains;
•	increase costs under the Company’s hedging program;
•	increase the Company’s net amount at risk for GMDB benefits;
•	decrease the Company’s actual gross profits, resulting in increased DAC amortization;
•	increase the amount of required statutory capital necessary to maintain targeted risk based capital (RBC) ratios;
•	turn customer sentiment toward equity-linked products negative, causing a decline in sales; and
•	cause a significant decrease in the Company’s estimates of future gross profits. See Life Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts within Critical Accounting Estimates for further information on DAC and related equity market sensitivities.
GMWB and Intercompany Reinsurance of GMWB and GMIB
The majority of the Company’s U.S. and U.K. variable annuities include a GMWB living benefit rider, which is accounted for under SFAS 133. As of May 8, 2009, the Company suspended all new product sales in the U.K. For the in-force block of U.S. and U.K. business, declines in the equity market will increase the Company’s exposure to benefits, under the GMWB contracts, leading to an increase in the Company’s existing liability for those benefits.

For example, a GMWB contract is ‘in the money’ if the contract holder’s guaranteed remaining benefit (“GRB”) becomes greater than the account value. As of June 30, 2009 and December 31, 2008, 78% and 88%, respectively, of all unreinsured U.S. GMWB ‘in-force’ contracts were ‘in the money’. For U.S. and U.K. GMWB contracts that were ‘in the money’ the Company’s exposure to the GRB, after reinsurance, as of June 30, 2009 and December 31, 2008, was $6.0 billion and $7.4 billion, respectively.
However, the only ways the GMWB contract holder can monetize the excess of the GRB over the account value of the contract is upon death or if their account value is reduced to a contractually specified minimum level, through a combination of a series of withdrawals that do not exceed a specific percentage of the premiums paid per year and market declines. If the account value is reduced to the contractually specified minimum level, the contract holder will receive an annuity equal to the remaining GRB and, for the Company’s “life-time” GMWB products, the annuity can continue beyond the GRB. As the amount of the excess of the GRB over the account value can fluctuate with equity market returns on a daily basis, and the ultimate life-time GMWB payments can exceed the GRB, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than $6.0 billion. For additional information on the Company’s GMWB liability, see Note 3 of Notes to Condensed Consolidated Financial Statements.
The Company enters into various reinsurance agreements to reinsure GMWB and GMIB benefits issued by HLIKK, a Japan affiliate of the Company. As of June 1, 2009, all new product sales in the Japan affiliate were suspended. The reinsurance of GMWB and GMIB is accounted for as a freestanding derivative under SFAS 133 with changes in fair value recorded in realized capital gains (losses) in earnings. For further discussion of transactions with affiliates, see Note 11 of Notes to Condensed Consolidated Financial Statements.
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
The Company’s total gross exposure (i.e., before reinsurance) to GMDBs as of June 30, 2009 is $ 28.9 billion. The Company will incur these GMDB payments in the future only if the policyholder has an in-the-money GMDB benefit at their time of death. The Company currently reinsures 50% of these GMDB benefit guarantees. Under certain of these reinsurance agreements, the reinsurers’ exposure is subject to an annual cap. For these products, the Company’s net exposure (i.e. after reinsurance), referred to as the retained net amount at risk, is $14.6 billion, as of June 30, 2009. For additional information on the Company’s GMDB liability, see Note 7 of Notes to Condensed Consolidated Financial Statements.
The Company enters into various reinsurance agreements to reinsure GMDB benefits issued by HLIKK, a Japan affiliate of the Company. As of June 1, 2009, all new product sales in the Japan affiliate were suspended. The reinsurance of GMDB is accounted for under SOP 03-1. For further discussion of transactions with affiliates, see Note 11.
Product Guarantee Accounting Models
The accounting for various living and death benefit guarantees is significantly different and influences the form of risk management employed by the Company. GMWBs, and reinsurance of GMWBs and GMIBs, meeting the definition of an embedded derivative under SFAS 133 are reported at fair value under SFAS 157, incorporating changes in equity indices and equity index volatility, with changes in fair value recorded in earnings. However, for other benefit guarantees, certain contract features that define how the contract holder can access the value and substance of the guaranteed benefit change the accounting from SFAS 133 to SOP 03-1. For contracts where the contract holder can only obtain the value of the guaranteed benefit upon the occurrence of an insurable event such as death (GMDB), the accounting for the benefit is prescribed by SOP 03-1. As a result of these significant accounting differences, the liability for guarantees recorded under SOP 03-1 is significantly different than if it was recorded under SFAS 133 and vice versa.
Equity Product Risk Management
The Company has made considerable investment in analyzing current and potential future market risk exposures arising from a number of factors, including but not limited to, product guarantees (GMDB, GMWB and reinsurance of GMIB, GMWB, and GMDB), equity market and interest rate risks (in the U.S., U.K. and Japan) and foreign currency exchange rates. The Company evaluates these risks individually and, increasingly, in the aggregate to determine the risk profiles of all of its products and to judge their potential impacts on financial metrics including U.S. GAAP earnings and statutory surplus. The Company suspended all new product sales in the U.K., as of May 8, 2009, as did its affiliate in Japan, as of June 1, 2009. The Company continues to manage the product risk of all in-force blocks of business including the equity market, interest rate and foreign currency exchange risks embedded in these product guarantees through a combination of product design, reinsurance, customized derivatives, and dynamic hedging and macro hedging programs.
In consideration of current market conditions, the Company’s risk management program for the U.S. variable annuity market will include redesigned product features which serve to lessen the financial risk of the product guarantees and increased rider fees charged for the product guarantees on new sales and in-force, as contractually permitted. Depending upon competitors’ reactions with respect to product suites and related rider charges, the Company’s strategies of reducing product risk and increasing fees may cause a further decline in market share.

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
Derivative Hedging Programs
The Company maintains derivative hedging programs for its product guarantee risk to meet multiple, and in some cases, competing risk management objectives, including providing protection against tail scenario equity market events, providing resources to pay product guarantee claims, and minimizing U.S. GAAP earnings volatility, statutory surplus volatility and other economic metrics. For reinsurance and derivatives, the Company retains credit risk associated with the third parties. Refer to the preceding “Credit Risk” section for the Company’s discussion of credit risk.
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
The Company’s macro hedge program uses derivative instruments to partially hedge the statutory tail scenario risk associated primarily with its U.S. living and death benefit statutory reserves, providing an additional measure of protection, under tail scenarios, on statutory surplus and the associated RBC ratios. A consequence of the macro hedge program will be additional cost and volatility, under non-tail scenarios, as the macro hedge is intended to partially hedge certain equity-market sensitive liabilities calculated under statutory accounting (see Capital Resources and Liquidity) and changes in the value of the derivatives may not be closely aligned to changes in liabilities determined in accordance with U.S. GAAP, causing volatility in U.S. GAAP earnings including significant losses in periods of equity market growth.
In the first and second quarters of 2009, the rebalancing of variable annuity hedging programs resulted in the sale of certain derivative positions, a portion of which proceeds were used to purchase other derivatives for the protection of statutory surplus and the associated target RBC ratios. The Company maintains hedge positions on the S&P 500 index to economically hedge statutory reserves and to provide protection of statutory surplus arising primarily from GMDB and GMWB obligations. Refer to Footnote 4 of Notes to Condensed Consolidated Financial Statements for additional information on hedging derivatives.
The following table summarizes the Company’s U.S. GMWB account value by type of risk management strategy as of June 30, 2009:

		GMWB
		Account	% of GMWB
Risk Management Strategy	Duration	Value	Account Value

Entire GMWB risk reinsured with a third party	Life of the product	$10,254	26%

Capital markets risk transferred to a third party — behavior risk retained by the Company	Designed to cover the effective life of the product	10,086	25%

Dynamic hedging of capital markets risk using various derivative instruments (1)	Weighted average of 5 years	19,660	49%

		$40,000	100%

(1)	Through the second quarter of 2009, the Company continued to maintain a reduced level of dynamic hedge protection on U.S. GAAP earnings while placing a greater relative emphasis on the protection of statutory surplus. This shift in emphasis includes the macro hedge program.
Based on the construction of our derivative hedging program (both dynamic and macro hedge) as of June 30, 2009, which can change based on capital market conditions, notional amounts and other factors and has changed as we have disclosed elsewhere, an independent change in the following capital market factors is likely to have the following impacts. Each of the sensitivities set forth below is estimated individually, without consideration of any correlation among the key assumptions. Therefore, it would be inappropriate to take each of the sensitivities below and add them together in an attempt to estimate the volatility in our variable annuity hedging program. In addition, there are other factors, including policyholder behavior, which could materially impact the GMWB liability. As a result, actual net changes in the value of the GMWB liability, the related dynamic hedging program derivative assets and the macro hedge program derivative assets may vary materially from those calculated using only the sensitivities disclosed below:

	Net Impact on
	Hedging
	Program Pre-
	Tax/DAC Gain
Capital Market Factor	(Loss)

Equity markets decrease 1%	$25	[1]
Volatility increases 1%	$(38	) [2]
Interest rates decrease 1 basis point	$(2	) [3]

[1]	Represents the aggregate net impact of a 1% decrease in each of the S&P 500, NASDAQ and EAFE indices.

[2]	Represents the aggregate net impact of a 1% increase in blended implied volatility that is generally skewed towards longer durations of each of the S&P 500, NASDAQ and EAFE indices.

[3]	Represents the aggregate net impact of a 1 basis point parallel shift on the LIBOR yield curve.
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
Capital Purchase Program
On June 26, 2009, as part of the Capital Purchase Program (“CPP”) established by the U.S. Department of the Treasury (“Treasury”) under the Emergency Economic Stabilization Act of 2008 (the “EESA”), The Hartford entered into a Private Placement Purchase Agreement with the Treasury pursuant to which The Hartford issued and sold to the Treasury 3,400,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series E, having a liquidation preference of $1,000 per share, and a ten-year warrant to purchase up to 52,093,973 shares of The Hartford’s common stock, par value $.01 per share, at an initial exercise price of $9.79 per share, for an aggregate purchase price of $3.4 billion. The Hartford has contributed $500 of the CPP funds to the Company.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the insurance operating entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the insurance operating entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the insurance operating entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of June 30, 2009, is $500. Of this $500, the Company has posted collateral of $470 in the normal course of business. Based on derivative market values as of June 30, 2009, a downgrade of one level below our current financial strength ratings by either Moody’s or S&P could require approximately an additional $6 to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of change in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we may be required to post is primarily in the form of U.S. Treasury bills and U.S. Treasury notes.
The table below presents the aggregate notional amount and fair value of derivative relationships that could be subject to immediate termination in the event of further rating agency downgrades.

	As of June 30, 2009
Ratings levels	Notional Amount	Fair Value

Either BBB+ or Baa1	$4,218	$107
Both BBB+ and Baa1 [1] [2]	$12,134	$569

[1]	The notional amount and fair value include both the scenario where only one rating agency takes action to this level as well as where both rating agencies take action to this level.

[2]	The notional and fair value amounts include a customized GMWB derivative with a notional amount of $5.0 billion and a fair value of $233, for which the Company has a contractual right to make a collateral payment in the amount of approximately $57 to prevent its termination.
Securities Lending
The Company participates in securities lending programs to generate additional income. Through these programs, certain domestic fixed income securities are loaned from the Company’s portfolio to qualifying third party borrowers in return for collateral in the form of cash or U.S. government securities. Borrowers of these securities provide collateral of 102% of the market value of the loaned securities at the time of the loan and can return the securities to the Company for cash at varying maturity dates. The market value of the loaned securities is monitored and additional collateral is obtained if the market value of the collateral falls below 100% of the market value of the loaned securities. As of June 30, 2009 and December 31, 2008, under terms of securities lending programs, the fair value of loaned securities was approximately $695 and $1.8 billion, respectively. As of June 30, 2009 and December 31, 2008, the Company held collateral associated with the loaned securities in the amount of $707 and $1.8 billion, respectively. The Company reduced its securities lending program by $1.1 billion since December 31, 2008 and plans to eliminate the term lending program by the end of third quarter 2009.
The following table represents when the borrowers can return the loaned securities to the Company and, in turn, when the collateral would be returned to the borrower.

Cash Collateral
June 30, 2009

Thirty days or less	$416
Thirty-one to ninety days	291
Over three to six months	—
Over six to nine months	—
Over nine months to one year	—

Total [1]	$707

[1]	Includes $426 of collateral associated with the term lending program.
Insurance Operations
As of June 30, 2009, the Company’s total assets under management were $261.9 billion. Of the total assets under management, approximately $188.6 billion is held in separate accounts, within mutual funds or were held in international statutory separate accounts. Mutual funds are not recorded on the Company’s balance sheet. The remaining $73.3 billion was held in the Company’s general account supported by the Company’s general account invested assets of $53.6 billion including a significant short-term investment position to meet liquidity needs. As of June 30, 2009 and December 31, 2008, the Company held total fixed maturity investments of $44.7 billion and $45.3 billion, respectively, of which $6.5 billion and $5.7 billion were short-term investments, respectively. As of June 30, 2009, the Company’s cash and short-term investments of $7.5 billion, included $1.2 billion of collateral received from, and held on behalf of, derivative counterparties and $577 of collateral pledged to derivative counterparties. The Company also held $3.3 billion of treasury securities, of which $470 had been pledged to derivative counterparties.
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
$10.9 billion relates to the Company’s Retail Fixed MVA annuities that are held in a statutory separate account, but under U.S. GAAP are recorded in the general account as Fixed MVA annuity contract holders are subject to the Company’s credit risk. In the statutory separate account, the Company is required to maintain invested assets with a fair value equal to the market value adjusted surrender value of the Fixed MVA contract. In the event assets decline in value at a greater rate than the market value adjusted surrender value of the Fixed MVA contract, the Company is required to contribute additional capital to the statutory separate account. The Company will fund these required contributions with operating cash flows and short-term investments. In the event that operating cash flows or short-term investments are not sufficient to fund required contributions, the Company may have to sell other invested assets at a loss, potentially resulting in a decrease to statutory surplus. As the fair value of invested assets in the statutory separate account are generally equal to the market value adjusted surrender value of the Fixed MVA contract, surrender of Fixed MVA annuities will have an insignificant impact on the liquidity requirements of the Company.
Approximately $1.5 billion of GIC contracts are subject to discontinuance provisions which allow the policyholders to terminate their contracts prior to scheduled maturity at the lesser of the book value or market value. Generally, the market value adjustment is reflective of changes in interest rates and credit spreads. As a result, the market value adjustment feature in the GIC contract serves to protect the Company from interest rate risks and limit the Company’s liquidity requirements in the event of a surrender. Approximately $1.7 billion of funding agreements allow the policyholders to terminate at book value without a market value adjustment after a defined notice period typically of thirteen months. All policyholders with this provision have exercised it, and the associated account value will be paid out by December 31, 2009 and will be funded by cash flows from Institutional operations or existing short-term investments within the Institutional investment portfolio.
Surrenders of, or policy loans taken from, as applicable, the remaining $18.1 billion of general account liabilities, which include the general account option for Retail’s individual variable annuities and Individual Life’s variable life contracts, the general account option for Retirement Plan annuities and universal life contracts sold by Individual Life may be funded through operating cash flows of the Company, available short-term investments, or the Company may be required to sell fixed maturity investments to fund the surrender payment. Sales of fixed maturity investments could result in the recognition of significant realized losses and insufficient proceeds to fully fund the surrender amount. In this circumstance, the Company may need to acquire additional liquidity from the HFSG Holding Company or take other actions, including enforcing certain contract provisions which could restrict surrenders and/or slow or defer payouts.
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
On May 12, 2009, Fitch Ratings downgraded the Company’s insurer financial strength (IFS) ratings to “A-” from “A”. The ratings outlook for the Company is negative. In the same action, the Company’s medium-term notes were downgraded to “BBB+” from “A-”.
On June 16, 2009, Fitch affirmed the financial strength ratings of the Company and maintained the negative outlook for all ratings.
On May 18, 2009, Moody’s affirmed the insurance financial strength ratings and changed the outlook to developing from negative.
On June 15, 2009, S&P revised the outlook on the financial strength ratings on the Company to stable from negative.
The following table summarizes Hartford Life Insurance Company’s significant member companies’ financial ratings from the major independent rating organizations as of July 24, 2009:

Standard &
	A.M. Best	Fitch	Poor’s	Moody’s

Insurance Ratings
Hartford Life Insurance Company	A	A-	A	A3
Hartford Life and Annuity Insurance Company	A	A-	A	A3
Hartford Life Limited (Ireland)	—	—	A	—
Other Ratings
Hartford Life Insurance Company:
Short Term Rating	—	—	A-1	P-2
Consumer Notes	a	BBB+	A	Baa1
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
The Company’s aggregate statutory capital and surplus, as prepared in accordance with the National Association of Insurance Commissioners’ Accounting Practices and Procedures Manual (“US STAT”) was $5.5 billion as of June 30, 2009 and $4.1 billion as of December 31, 2008, respectively. The statutory surplus amount as of December 31, 2008 is based on actual statutory filings with the applicable regulatory authorities. The $4.1 billion of statutory surplus at December 31, 2008 does not reflect the impact of the contribution of certain subsidiaries to HLIC on March 31, 2009, which increased statutory surplus by $1.3 billion. The statutory surplus amount as of June 30, 2009, is an estimate, as the 2009 statutory filings have not yet been made.
HLIC

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
As of June 30, 2009, the Company received a benefit to Statutory surplus of $492 related to both the deferred income tax permitted practice and the reserving permitted practice. When the reserving permitted practice expires in 2009, the Company will be required to adopt VA CARVM, which will differ from the current reserving standards. While it is difficult to predict what the ultimate impact of adopting VA CARVM will be at December 31, 2009, it is estimated that the adoption will result in increased required reserves.
Risk Based Capital
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
Legislative Developments
On May 11, 2009, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals.” Although the Administration has not released proposed statutory language, the “General Explanations of the Administration’s Revenue Proposals” includes proposals which if enacted, would affect the taxation of life insurance companies and certain life insurance products. In particular, the proposals would affect the treatment of corporate owned life insurance policies or “COLIs” by limiting the availability of certain interest deductions for companies that purchase those policies. The proposals would also change the method used to determine the amount of dividend income received by a life insurance company on assets held in separate accounts used to support products, including variable life insurance and variable annuity contracts, that is eligible for the dividends-received deduction, or “DRD.” The DRD reduces the amount of dividend income subject to tax and is a significant component of the difference between the Company’s actual tax expense and expected amount determined using the federal statutory tax rate of 35%. If proposals of this type were enacted, the Company’s sale of COLI, variable annuities, and variable life products could be adversely affected and the Company’s actual tax expense could increase, reducing earnings.
ACCOUNTING STANDARDS
For a discussion of accounting standards, see Note 1 of Notes to Condensed Consolidated Financial Statements included in the Company’s 2008 Form 10-K Annual Report and the Current Report on Form 8-K filed on April 30, 2009 and Note 1 of Notes to the Condensed Consolidated Financial Statements.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Capital Markets Risk Management section of Management’s Discussion and Analysis for a discussion of the Company’s market risk.
Item 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of June 30, 2009.
Changes in internal control over financial reporting
HLIC

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Structured Settlement Class Action Litigation — In October 2005, a putative nationwide class action was filed in the United States District Court for the District of Connecticut against the Company and several of its subsidiaries on behalf of persons who had asserted claims against an insured of a Hartford property & casualty insurance company that resulted in a settlement in which some or all of the settlement amount was structured to afford a schedule of future payments of specified amounts funded by an annuity from a Hartford life insurance company (“Structured Settlements”). The operative complaint alleges that since 1997 the Company has systematically deprived the settling claimants of the value of their damages recoveries by secretly deducting 15% of the annuity premium of every Structured Settlement to cover brokers’ commissions, other fees and costs, taxes, and a profit for the annuity provider, and asserts claims under RICO and state law. The plaintiffs seek compensatory damages, punitive damages, pre-judgment interest, attorney’s fees and costs, and injunctive or other equitable relief. The Company vigorously denies that any claimant was misled or otherwise received less than the amount specified in the structured-settlement agreements. In March 2009, the district court certified a class for the RICO and fraud claims composed of all persons, other than those represented by a plaintiffs’ broker, who entered into a Structured Settlement since 1997 and received certain written representations about the cost or value of the settlement. The district court declined to certify a class for the breach-of-contract and unjust-enrichment claims. The Company has petitioned the United States Court of Appeals for the Second Circuit for permission to file an interlocutory appeal of the class-certification ruling. Proceedings in the district court are stayed until proceedings in the Second Circuit conclude.
HLIC

Item 1A. RISK FACTORS
The risk factor set forth below updates the risk factors section previously disclosed in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008
Persistent stress in global financial markets and recessionary economic conditions worldwide have continued to pressure our capital position and adversely affect our business and results in material ways.
Persistent stress in financial markets and recessionary global economic conditions have continued to pressure our capital position and adversely affect our operations and results in the second quarter of 2009, and the impact and potential effects of governmental stimulus, budgetary and other financial measures in the world’s major economies remain uncertain. Our capital position is likely to remain under pressure if the recessionary economic environment is prolonged. In addition, our financial strength ratings have been downgraded by the major rating agencies several times in 2009. If we cannot stabilize our ratings and strengthen our capital resources, our business, results and prospects could continue to be adversely affected, particularly if economic conditions remain challenging.
Because financial markets have remained volatile in 2009, we also expect continuing pressure on returns in our investment portfolios. Fluctuations in the fixed income or equity markets could result in investment losses that impact the Company’s financial condition, statutory capital and results of operations through realized and unrealized losses. In addition, investments we own have experienced and could continue to experience rating agency downgrades. These rating agency downgrades have negatively impacted and could continue to negatively impact our statutory capital and RBC ratios.
Although The Hartford, our ultimate parent company, closed on a definitive investment agreement to participate in the Capital Purchase Program (“CPP”) of the U.S. Treasury Department (the “Treasury”) in the amount of $3.4 billion in the second quarter of 2009, participation will subject us to additional restrictions, oversight and costs, and have other potential consequences, that could materially affect our business, results and prospects.
In the second quarter of 2009, The Hartford, our ultimate parent company, closed on a definitive investment agreement to participate in the Treasury’s CPP in the amount of $3.4 billion. On June 30, 2009, The Hartford contributed $500 of the CPP funds to Hartford Life Insurance Company. Although participation in the CPP is an important component of The Hartford’s strategy to enhance its capital position and financial flexibility, participation will subject The Hartford to additional restrictions, oversight and costs, and have other potential consequences, that could materially affect our business, results and prospects, including the following:
•	The Hartford’s acceptance of CPP funds could cause us to be perceived as having greater capital needs and weaker overall financial prospects than those of our competitors that have stated that they do not intend to participate in the CPP, which could adversely affect our competitive position and results, including new product sales and policy retention rates, and depress trading prices for our common stock.
•	As a condition to The Hartford’s participation in CPP, it acquired Federal Trust Corporation, the parent company of Federal Trust Bank (“FTB”), a federally chartered, FDIC-insured thrift, in the second quarter of 2009. As a result, as a savings and loan holding company, The Hartford will be subject to regulation, supervision and examination by the Office of Thrift Supervision (“OTS”) and OTS reporting requirements. In addition, as previously reported, The Hartford is required to be a source of strength to FTB, which could require further capital contributions. As a savings and loan holding company, The Hartford is subject to the requirement that its activities be financially-related activities as defined by federal law (which includes insurance activities), and OTS has enforcement authority over The Hartford, including the right to pursue administrative orders or penalties and the right to restrict or prohibit activities determined by OTS to be a serious risk to FTB.
•	Receipt of CPP funds subjects The Hartford to restrictions, oversight and costs that may have an adverse impact on our business, financial condition, results or the trading prices for our common stock. For example, the recently enacted American Recovery and Reinvestment Act of 2009 contains significant limitations on the amount and form of bonus, retention and other incentive compensation that participants in the CPP may pay to executive officers and senior management. These provisions may adversely affect our ability to attract and retain executive officers and other key personnel. Other regulatory initiatives applicable to participants in federal funding programs may also be forthcoming as the U.S. government continues to address dislocations in the financial markets. Compliance with such current and potential regulation and scrutiny may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and limit our ability to pursue business opportunities in an efficient manner.
•	Future federal statutes may adversely affect the terms of the CPP that are applicable to The Hartford and the Treasury may amend the terms of The Hartford’s agreement with them unilaterally if required by future statutes, including in a manner materially adverse to us.
HLIC

The decisions that The Hartford’s management has made in connection with its review of strategic alternatives may not achieve the anticipated benefits, may not be sufficient to stabilize our ratings and mitigate and reduce risks associated with various business lines and our investment portfolio, particularly if the current market conditions persist or deteriorate.
In the second quarter of 2009, The Hartford’s management completed a review of several strategic alternatives with a goal of preserving capital, reducing risk and stabilizing ratings. These alternatives included the potential restructuring, discontinuation or disposition of various business lines. Following that review, management determined to suspend all new sales in Japan and the United Kingdom and to close its German branch. While management is pursuing options for our Institutional business with the goals of preserving capital and reducing risks, it determined not to pursue other alternatives in light of market conditions and its expectations with respect to The Hartford’s core portfolio of protection businesses, particularly property and casualty, group benefits and life insurance. The Hartford also determined to retain our wealth management and retirement business, including mutual funds, retirement plans and a restructured annuities business. These decisions may not achieve the anticipated benefits and could have an adverse effect on sales in certain lines of business, and even taken together with our participation in the CPP, may not be sufficient to stabilize our ratings and mitigate and reduce risks associated with our various business lines.
We recently adjusted our risk management program relating to products we offer with guaranteed benefits to emphasize protection of statutory surplus, which will likely result in greater U.S. GAAP volatility in our earnings and potentially material charges to net income in periods of rising equity market pricing levels.
Some of our products, especially variable annuities, offer certain guaranteed benefits which, in the event of a decline in equity markets, would not only result in lower earnings, but will also increase our exposure to liability for benefit claims. During 2008 and early 2009, our liability for guaranteed benefits increased significantly as equity markets declined. We are also subject to equity market volatility related to these benefits, especially the guaranteed minimum death benefit (“GMDB”) and guaranteed minimum withdrawal benefit (“GMWB”) offered with variable annuity products. As of June 30, 2009, the liability for GMWB was $3.3 billion. At that date, the liability for GMDB was $632, net of reinsurance. We use reinsurance structures and have modified benefit features to mitigate the exposure associated with GMDB. We also use reinsurance in combination with a modification of benefit features and derivative instruments to attempt to minimize the claim exposure and to reduce the volatility of net income associated with the GMWB liability. However, due to the severe economic conditions in the fourth quarter of 2008, we adjusted our risk management program to place greater relative emphasis on the protection of statutory surplus. This shift in relative emphasis will likely result in greater U.S. GAAP earnings volatility and, based upon the types of hedging instruments used can result in potentially material charges to net income in periods of rising equity market pricing levels. While we believe that these actions have improved the efficiency of our risk management related to these benefits, we remain liable for the guaranteed benefits in the event that reinsurers or derivative counterparties are unable or unwilling to pay. We are also subject to the risk that other management procedures prove ineffective or that unanticipated policyholder behavior, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed, which individually or collectively may have a material adverse effect on our consolidated results of operations, financial condition and cash flows.
The markets in the United States and elsewhere have been experiencing extreme and unprecedented volatility and disruption. We are exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads, equity prices, foreign exchange rates and global real estate market deterioration which may have a material adverse effect on our results of operations, financial condition and liquidity.
The markets in the United States and elsewhere have been experiencing and in certain markets are expected to continue to experience extreme and unprecedented volatility and disruption. We are exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads, equity prices foreign currency exchange rates and global real estate market deterioration.
One important exposure to equity risk relates to the potential for lower earnings associated with certain of our businesses, such as variable annuities, where fee income is earned based upon the fair value of the assets under management. The significant declines in equity markets over the last twelve to eighteen months have negatively impacted assets under management. As a result, fee income earned from those assets has also been negatively impacted. In addition, certain of our products offer guaranteed benefits which increase our potential obligation and statutory capital exposure should equity markets decline. Due to declines in equity markets, our liability for these guaranteed benefits has significantly increased and our statutory capital position has decreased. Further sustained declines in equity markets during 2009 and beyond may result in the need to devote significant additional capital to support these products.
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
Our exposure to credit spreads primarily relates to market price and cash flow variability associated with changes in credit spreads. The overall widening of credit spreads over the last twelve to eighteen months has contributed to the increase in the net unrealized loss position of our investment portfolio which, as of June 30, 2009, was $[__] billion, before DAC effects and tax, and has also contributed to increases in other-than-temporary impairments. If issuer credit spreads widen significantly or retain historically wide levels over an extended period of time, these effects will likely exacerbate, resulting in greater and additional other-than-temporary impairments. Increased losses have also occurred due to the volatility in credit spreads. When credit spreads widen, we incur losses associated with the credit derivatives where the Company assumes exposure. When credit spreads tighten, we incur losses associated with derivatives where the Company has purchased credit protection. If credit spreads tighten significantly, the Company’s net investment income associated with new purchases of fixed maturities may be reduced. In addition, a reduction in market liquidity has made it difficult to value certain of our securities as trading has become less frequent. As such, valuations may include assumptions or estimates that may be more susceptible to significant period to period changes which could have a material adverse effect on our consolidated results of operations or financial condition.
Our statutory surplus is also impacted by widening credit spreads as a result of the accounting for the assets and liabilities on our fixed market value adjusted (“MVA”) annuities. Statutory separate account assets supporting the fixed MVA annuities are recorded at fair value. In determining the statutory reserve for the fixed MVA annuities we are required to use current crediting rates in the U.S. and Japanese LIBOR in Japan. In many capital market scenarios, current crediting rates in the U.S. are highly correlated with market rates implicit in the fair value of statutory separate account assets. As a result, the change in the statutory reserve from period to period will likely substantially offset the change in the fair value of the statutory separate account assets. However, in periods of volatile credit markets, such as we arc now experiencing, actual credit spreads on investment assets may increase sharply for certain sub-sectors of the overall credit market, resulting in statutory separate account asset market value losses. As actual credit spreads are not fully reflected in current crediting rates in the U.S. or Japanese LIBOR in Japan, the calculation of statutory reserves will not substantially offset the change in fair value of the statutory separate account assets resulting in reductions in statutory surplus. This has resulted and may continue to result in the need to devote significant additional capital to support the product.
Our primary foreign currency exchange risks are related to net income from foreign operations, non-U.S. dollar denominated investments, investments in foreign subsidiaries, our yen-denominated individual fixed annuity product, and certain guaranteed benefits associated with the Japan and U.K. variable annuities. These risks relate to potential decreases in value and income resulting from a strengthening or weakening in foreign exchange rates versus the U.S. dollar. In general, the weakening of foreign currencies versus the U.S. dollar will unfavorably affect net income from foreign operations, the value of non-U.S. dollar denominated investments, investments in foreign subsidiaries and realized gains or losses on the yen denominated individual fixed annuity product. In comparison, a strengthening of the Japanese yen or British pound in comparison to the U.S. dollar and other currencies will increase our exposure to the guarantee benefits associated with the Japan or U.K. variable annuities. Correspondingly, a strengthening of the U.S. dollar compared to other currencies will increase our exposure to the U.S. variable annuity guarantee benefits where policyholders have elected to invest in international funds.
Our real estate market exposure includes investments in CMBS, RMBS, CRE CDOs, mortgage and real estate partnerships, and mortgage loans. Deterioration in the global real estate market, as evidenced by increases in property vacancy rates, delinquencies and foreclosures, has negatively impacted property values and sources of refinancing which could result in further reductions in net investment income associated with real estate partnerships, impairments of real estate backed securities and increases in our valuation allowance for mortgage loans.
If significant, further declines in equity prices, changes in U.S. interest rates, changes in credit spreads, the strengthening or weakening of foreign currencies against the U.S. dollar, and global real estate market deterioration, individually or in combination, could continue to have a material adverse effect on our consolidated results of operations, financial condition and liquidity both directly and indirectly by creating competitive and other pressures such as employee retention issues and the potential loss of distributors for our products.
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
Declines in equity markets, changes in interest rates and credit spreads and global real estate market deterioration can also negatively impact the fair values of each of our segments. If a significant decline in the fair value of a segment occurred and this resulted in an excess of that segment’s book value over fair value, the goodwill assigned to that segment might be impaired and could cause the Company to record a charge to impair a part or all of the related goodwill assets.
Item 6. EXHIBITS
See Exhibits Index on page 79.
HLIC

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HARTFORD LIFE INSURANCE COMPANY

/s/ Ernest M. McNeill Jr.
Ernest M. McNeill Jr. Senior Vice President and Chief Accounting Officer July 29, 2009
HLIC

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
FORM 10-Q
FOR THE THREE MONTHS ENDED June 30, 2009
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
HLIC