Form 10-Q
period 2009-09-30
HARTFORD LIFE INSURANCE CO
filed 2009-11-03
CIK 45947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
As of October 27, 2009 there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant, all of which were directly owned by Hartford Life and Accident Insurance Company. The Hartford Financial Services Group, Inc. is the ultimate parent of the registrant.
The registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format

Item I. FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of
Hartford Life Insurance Company
Hartford, Connecticut
We have reviewed the accompanying condensed consolidated balance sheet of Hartford Life Insurance Company and subsidiaries (the “Company”) as of September 30, 2009, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2009 and 2008, and changes in stockholder’s equity and cash flows for the nine-month periods ended September 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2008, and the related consolidated statements of operations, changes in stockholder’s equity, and cash flows for the year then ended (not presented herein); and in our report dated February 11, 2009 (April 29, 2009 as to the effects of the change in reporting entity structure and the retrospective adoption of Financial Accounting Standards Board Accounting Standards Codification 810, Consolidation described in Notes 1 and 17), (which report includes an explanatory paragraph relating to the Company’s change in its method of accounting and reporting for the fair value measurement of financial instruments in 2008), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
DELOITTE & TOUCHE LLP
Hartford, Connecticut
November 3, 2009

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months ended		Nine Months ended
	September 30,		September 30,
(In millions)	2009	2008	2009	2008
	(Unaudited)		(Unaudited)

Revenues
Fee income and other	$910	$1,082	$2,697	$3,295
Earned premiums	51	277	387	733
Net investment income (loss)
Securities available-for-sale and other	644	643	1,881	2,078
Equity securities, trading	299	(118)	308	(240)
Total net investment income	943	525	2,189	1,838
Net realized capital gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(588)	(1,310)	(1,178)	(1,624)
OTTI losses recognized to other comprehensive income	173	—	330	—

Net OTTI losses recognized in earnings	(415)	(1,310)	(848)	(1,624)
Net realized capital gains (losses), excluding net OTTI losses recognized in earnings	(1,097)	(650)	830	(2,046)

Total net realized capital gains (losses)	(1,512)	(1,960)	(18)	(3,670)
Total revenues	392	(76)	5,255	2,196

Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	674	1,136	2,999	3,009
Benefits, loss and loss adjustment expenses — returns credited on International unit-linked bonds and pension products	299	(118)	308	(240)
Insurance operating costs and other expenses	482	498	1,370	1,463
Amortization of deferred policy acquisition costs and present value of future profits	93	1,289	1,792	1,380
Dividends to policyholders	1	—	12	10

Total benefits, losses and expenses	1,549	2,805	6,481	5,622

Income (loss) before income tax expense (benefit)	(1,157)	(2,881)	(1,226)	(3,426)
Income tax expense (benefit)	(447)	(1,049)	(525)	(1,346)

Net income (loss)	(710)	(1,832)	(701)	(2,080)
Less: Net (income) loss attributable to the noncontrolling interest	(3)	10	(9)	52
Net income (loss) attributable to shareholder	$(713)	$(1,822)	$(710)	$(2,028)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September	December
(In millions, except for share data)	30, 2009	31, 2008
	(Unaudited)

Assets
Investments
Fixed maturities, available for sale, at fair value (amortized cost of $44,197 and $48,444)	$39,436	$39,560

Equity securities, trading, at fair value (cost of $2,359 and $1,830)	2,465	1,634
Equity securities, available-for-sale, at fair value (cost of $464 and $614)	409	434
Mortgage loans	4,630	4,896
Policy loans, at outstanding balance	2,156	2,154
Limited partnership and other alternative investments	776	1,033
Other investments	1,370	1,237
Short-term investments	5,901	5,742

Total investments	57,143	56,690

Cash	956	661
Premiums receivable and agents’ balances	25	25
Reinsurance recoverables	2,557	3,195
Deferred policy acquisition costs and present value of future profits	7,932	9,944
Deferred income taxes	2,671	3,444
Goodwill	470	462
Other assets	1,098	3,267
Separate account assets	155,944	130,171

Total assets	$228,796	$207,859

Liabilities
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	$11,285	$10,602
Other policyholder funds and benefits payable	45,605	52,647
Other policyholder funds and benefits payable — International unit-linked bonds and pension products	2,441	1,613
Consumer notes	1,193	1,210
Other liabilities	6,225	8,373
Separate account liabilities	155,944	130,171

Total liabilities	$222,693	$204,616

Commitments and Contingencies (Note 9)
Equity
Common stock - 1,000 shares authorized, issued and outstanding, par value $5,690	6	6
Additional paid in capital	7,065	6,157
Accumulated other comprehensive loss, net of tax	(2,184)	(4,531)
Retained earnings	1,159	1,446

Total stockholder’s equity	6,046	3,078

Noncontrolling interest	57	165

Total equity	6,103	3,243

Total liabilities and equity	$228,796	$207,859

See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements Of Changes In Equity

	Accumulated Other
(Unaudited)	Comprehensive Income (Loss)
			Net
			Unrealized
			Capital	Net (Loss)
			Gains	Gain On
			(Losses)	Cash Flow	Foreign
		Additional	On	Hedging	Currency			Non-
	Common	Paid In	Securities,	Instruments,	Translation	Retained	Total	Controlling	Total
(In millions)	Stock	Capital	Net of Tax	Net of Tax	Adjustments	Earnings	S.E.	Interest	Equity

Nine months ended September 30, 2009
Balance, December 31, 2008	6	6,157	(4,806)	440	(165)	1,446	3,078	165	3,243
Comprehensive income
Net income (loss)						(710)	(710)		(710)
Other comprehensive income, net of tax (1)
Net change in unrealized capital losses on securities (2)			2,897				2,897		2,897
Net gains (losses) on cash flow hedging instruments				(199)			(199)		(199)
Cumulative translation adjustments					111		111		111

Total other comprehensive income (loss)							2,809		2,809
Total comprehensive income (loss)							2,099		2,099

Capital contribution from parent		908					908		908

Dividends declared						(39)	(39)		(39)
Cumulative effect of accounting changes, net of DAC and tax			(462)			462

Change in noncontrolling interest ownership								(117)	(117)

Noncontrolling income (loss)								9	9

Balance, September 30, 2009	6	7,065	(2,371)	241	(54)	1,159	6,046	57	6,103

Nine months ended September 30, 2008
Balance, December 31, 2007	6	3,746	(318)	(137)	8	5,315	8,620	255	8,875
Comprehensive income
Net income (loss)						(2,028)	(2,028)		(2,028)
Other comprehensive income, net of tax (1)
Net change in unrealized capital gains on securities (2)			(2,161)				(2,161)		(2,161)
Net losses on cash flow hedging instruments				134			134		134
Cumulative translation adjustments					(40)		(40)		(40)

Total other comprehensive income (loss)							(2,067)		(2,067)
Total comprehensive income (loss)							(4,095)		(4,095)

Capital contribution from parent		480					480		480
Dividends declared						(268)	(268)		(268)
Cumulative effect of accounting changes, net of tax						(3)	(3)		(3)

Change in noncontrolling interest ownership								50	50

Noncontrolling income (loss)								(52)	(52)

Balance, September 30, 2008	6	4,226	(2,479)	(3)	(32)	3,016	4,734	253	4,987

(1)	Net change in unrealized capital gains on securities is reflected net of tax benefit and other items of $(1,560) and $1,165 for the nine months ended September 30, 2009 and 2008, respectively. Net gain (loss) on cash flow hedging instruments is net of tax provision (benefit) of $107 and $(72) for the nine months ended September 30, 2009 and 2008, respectively. There is no tax effect on cumulative translation adjustments.

(2)	There were reclassification adjustments for after-tax gains (losses) realized in net income of $(12) and $(2,386) for the nine months ended September 30, 2009 and 2008, respectively.
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
(In millions)	2009	2008
	(Unaudited)
Operating Activities
Net income (loss)	$(701)	$(2,080)
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	1,792	1,380
Additions to deferred policy acquisition costs and present value of future profits	(537)	(990)
Change in:
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	464	1,006
Reinsurance recoverables	31	(53)
Receivables	(127)	512
Payables and accruals	(15)	(477)
Accrued and deferred income taxes	344	(1,202)
Net realized capital (gains) losses	18	3,670
Net receipts from investment contracts related to policyholder funds — International unit-linked bonds and pension products	828	481
Net increase in equity securities trading	(832)	(469)
Depreciation and amortization	126	115
Other, net	(285)	(724)

Net cash provided by operating activities	1,107	1,169

Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities and short-term investments, available-for-sale	31,939	8,368
Equity securities, available-for-sale	134	406
Mortgage loans	314	310
Partnerships	202	85
Payments for the purchase of:
Fixed maturities and short-term investments, available-for-sale	(29,580)	(9,721)
Equity securities, available-for-sale	(50)	(116)
Mortgage loans	(189)	(848)
Partnerships	(97)	(266)
Purchase price of business acquired	(8)	—
Change in policy loans, net	(2)	(91)
Change in payables for collateral under securities lending, net	(1,648)	(104)
Derivative receipts (payments)	(542)	(121)
Change in all other, net	26	(380)

Net cash provided by investing activities	499	(2,478)

Financing Activities
Deposits and other additions to investment and universal life-type contracts	10,172	16,603
Withdrawals and other deductions from investment and universal life-type contracts	(17,466)	(20,924)
Net transfers from (to) separate accounts related to investment and universal life-type contracts	5,021	5,407
Capital Contributions	902	483
Dividends paid	(34)	(255)
Proceeds from issuance of consumer notes	—	445
Repayment at maturity of consumer notes	(17)	(29)

Net cash used for financing activities	(1,422)	1,730

Foreign exchange rate effect on cash	111	(29)
Net increase in cash	295	392

Cash — beginning of period	661	423

Cash — end of period	$956	$815

Supplemental Disclosure of Cash Flow Information:
Net Cash Paid During the Period For:
Income taxes paid (received)	$(552)	$(35)
For the nine months ended September 30, 2009, the Company made noncash net dividends of $6 to its parent company related to the guaranteed minimum income and accumulation benefit reinsurance agreements with Hartford Life Insurance K.K. (“HLIKK”). For the nine months ended September 30, 2008, the Company made noncash dividends of $11 from its parent company related to the guaranteed minimum income and accumulation benefit reinsurance agreements with HLIKK.
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in millions, unless otherwise stated)
(unaudited)
1. Basis of Presentation and Accounting Policies
Basis of Presentation
These condensed consolidated financial statements include Hartford Life Insurance Company and its wholly-owned subsidiaries (collectively, “Hartford Life Insurance Company” or the “Company”), Hartford Life and Annuity Insurance Company (“HLAI”), Hartford International Life Reassurance Corporation (“HLRe”) Hartford Financial Services LLC (“HFSC”), Hartford Life International LTD (“HLINT”) and Woodbury Financial Services Corporation (“WFS”). The Company is a wholly-owned subsidiary of Hartford Life and Accident Insurance Company (“HLA”), which is a wholly-owned subsidiary of Hartford Life, Inc. (“Hartford Life”). Hartford Life is a direct wholly-owned subsidiary of Hartford Holdings, Inc., a direct wholly-owned subsidiary of The Hartford Financial Services Group, Inc., the Company’s ultimate parent company. As used herein, “The Hartford” refers broadly to The Hartford Financial Services Group, Inc. and its subsidiaries, which may or may not include the Company and its subsidiaries with respect to a particular issue.
The accompanying condensed consolidated financial statements and notes as of September 30, 2009, and for the three and nine months ended September 30, 2009 and 2008 are unaudited. These financial statements reflect all adjustments (consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in The Company’s 2008 Form 10-K Annual Report and the Current Report on Form 8-K filed on April 29, 2009. The results of operations for the interim periods should not be considered indicative of the results to be expected for the full year.
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

1. Basis of Presentation and Accounting Policies (continued)
Subsequent Events
The Company has evaluated events subsequent to September 30, 2009 and through the condensed consolidated financial statement issuance date of November 3, 2009. The Company has not evaluated subsequent events after that date for presentation in these condensed consolidated financial statements.
Significant Accounting Policies
For a description of significant accounting policies, see Note 1 of Notes to Consolidated Financial Statements included in the Company’s 2008 Form 10-K Annual Report and the Current Report on Form 8-K filed on April 29, 2009, which, accordingly, should be read in conjunction with these accompanying condensed consolidated financial statements.
Adoption of New Accounting Standards
Fair Value
In August 2009, the Financial Accounting Standards Board (“FASB”) updated the accounting standard related to the fair value measurement of liabilities. This update provides guidance on the fair value measurement of liabilities and reaffirms that the fair value measurement of a liability assumes the transfer of a liability to a market participant, that is the liability is presumed to continue and is not settled with the counterparty. This guidance also provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following valuation techniques: a) quoted price of an identical liability when traded as an asset, b) quoted price of a similar liability or of a similar liability when traded as an asset, or c) another valuation technique consistent with the fair value principles within U.S. GAAP such as a market approach or an income approach. The amendments in this guidance also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate adjustment relating to transfer restriction of the liability. This guidance is effective for the first reporting period, including interim periods, beginning after issuance. The Company adopted this guidance as of September 30, 2009, and the adoption did not have an impact on the Company’s condensed consolidated financial statements
Recognition and Presentation of Other-Than-Temporary Impairments
In April 2009, the FASB updated the guidance related to the recognition and presentation of other-than-temporary impairments which modifies the recognition of other-than-temporary impairment (“impairment”) losses for debt securities. This new guidance is also applied to certain equity securities with debt-like characteristics (collectively “debt securities”). Under the new guidance, a debt security is deemed to be other-than-temporarily impaired if it meets the following conditions: 1) the Company intends to sell or it is more likely than not the Company will be required to sell the security before a recovery in value, or 2) the Company does not expect to recover the entire amortized cost basis of the security. If the Company intends to sell or it is more likely than not that the Company will be required to sell the security before a recovery in value, a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security. For those other-than-temporarily impaired debt securities which do not meet the first condition and for which the Company does not expect to recover the entire amortized cost basis, the difference between the security’s amortized cost basis and the fair value is separated into the portion representing a credit impairment, which is recorded in net realized capital losses, and the remaining impairment, which is recorded in other comprehensive income (“OCI”). Generally, the Company determines a security’s credit impairment as the difference between its amortized cost basis and its best estimate of expected future cash flows discounted at the security’s effective yield prior to impairment. The previous amortized cost basis less the impairment recognized in net realized capital losses becomes the security’s new cost basis. The Company accretes the new cost basis to the estimated future cash flows over the expected remaining life of the security by prospectively adjusting the security’s yield, if necessary.
The Company evaluates whether a credit impairment exists, by considering primarily the following factors: (a) the length of time and extent to which the fair value has been less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security. The Company’s best estimate of expected future cash flows used to determine the credit loss amount is a quantitative and qualitative process that incorporates information received from third party sources along with certain internal assumptions and judgments regarding the future performance of the security. The Company’s best estimate of future cash flows involves assumptions including, but not limited to, various performance indicators, such as historical and projected default and recovery rates, credit ratings, current delinquency rates, loan-to-value ratios and the possibility of obligor re-financing. In addition, for securitized debt securities, the Company considers factors including, but not limited to, commercial and residential property value declines that vary by property type and location and average cumulative collateral loss rates that vary by vintage year. These assumptions require the use of significant management judgment and include the probability of issuer default and estimates regarding timing and amount of expected recoveries which may include estimating the underlying collateral value. In addition, projections of expected future debt security cash flows may change based upon new information regarding the performance of the issuer and/or underlying collateral such as changes in the projections of the underlying property value estimates.
This guidance does not impact the evaluation for impairment for equity securities. For those equity securities where the decline in the fair value is deemed to be other-than-temporary, a charge is recorded in net realized capital losses equal to the difference between the fair value and cost basis of the security. The previous cost basis less the impairment becomes the security’s new cost basis. The Company asserts its intent and ability to retain those equity securities deemed to be temporarily impaired until the price recovers. Once identified, these securities are systematically restricted from trading unless approved by the committee of investment and accounting

1. Basis of Presentation and Accounting Policies (continued)
professionals (“the Committee”). The Committee will only authorize the sale of these securities based on predefined criteria that relate to events that could not have been reasonably foreseen. Examples of the criteria include, but are not limited to, the deterioration in the issuer’s financial condition, security price declines, a change in regulatory requirements or a major business combination or major disposition.
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
This guidance also expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. The Company adopted this new guidance for its interim reporting period ending on June 30, 2009 and upon adoption of this guidance, the Company recognized a $462, net of tax and deferred acquisition costs, increase to Retained Earnings with an offsetting decrease in Accumulated Other Comprehensive Income (“AOCI”). See Note 4 for expanded interim disclosures. Disclosures regarding the effect of the adoption of this guidance on income for interim periods subsequent to adoption have not been made, as it is not practicable to estimate the effect of such amounts.
Noncontrolling Interests in Consolidated Financial Statements
In December 2007, the FASB updated guidance for noncontrolling interests. A noncontrolling interest refers to the minority interest portion of the equity of a subsidiary that is not attributable directly or indirectly to a parent. This updated guidance establishes accounting and reporting standards that require for-profit entities that prepare consolidated financial statements to: (a) present noncontrolling interests as a component of equity, separate from the parent’s equity, (b) separately present the amount of consolidated net income attributable to noncontrolling interests in the income statement, (c) consistently account for changes in a parent’s ownership interests in a subsidiary in which the parent entity has a controlling financial interest as equity transactions, (d) require an entity to measure at fair value its remaining interest in a subsidiary that is deconsolidated, and (e) require an entity to provide sufficient disclosures that identify and clearly distinguish between interests of the parent and interests of noncontrolling owners. This guidance applies to all for-profit entities that prepare consolidated financial statements, and affects those for-profit entities that have outstanding noncontrolling interests in one or more subsidiaries or that deconsolidate a subsidiary. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption prohibited. Upon adoption of this guidance on January 1, 2009, the Company reclassified $255 of noncontrolling interest, recorded in other liabilities, to equity as of January 1, 2008. See the Company’s Condensed Consolidated Statement of Changes in Equity. The adoption of this guidance resulted in certain reclassifications of noncontrolling interests within the Company’s Condensed Consolidated Statements of Operations. The adoption did not impact the Company’s accounting for separate account assets and liabilities. The FASB has added a topic to the Emerging Issues Task Force (“EITF”) agenda, “Consideration of an Insurer’s Accounting for Majority Owned Investments When the Ownership Is Through a Separate Account”. In September 2009 the FASB issued for comment, a proposal on this topic in which they clarify that specialized accounting for investments held by a separate account should continue in consolidation. In addition, the proposed amendments would not require an insurer to consolidate a majority owned voting-interest investment held by a separate account if the investment is not or would not be consolidated in the stand-alone financial statement of the separate account. The Company currently follows this proposed guidance and excludes the noncontrolling interest from its majority owned separate accounts. The resolution of this FASB agenda item will continue to be followed by the Company; however it is not expected to have an impact on the Company’s accounting for separate account assets and liabilities.

1. Basis of Presentation and Accounting Policies (continued)
Future Adoption of New Accounting Standards
Accounting for Transfers of Financial Assets
In June 2009, the FASB issued updated guidance related to the accounting for transfers of financial assets. These amendments revise derecognition guidance and eliminates the concept of a qualifying special-purpose entities (“QSPEs”). This guidance is effective for fiscal years and interim periods beginning after November 15, 2009. Early adoption is prohibited. The Company will adopt this guidance on January 1, 2010 and has not yet determined the effect of the adoption on its consolidated financial statements.
Amendments to Consolidation Guidance for Variable Interest Entities
In June 2009, the FASB issued updated guidance which amends the consolidation requirements applicable to variable interest entities (“VIE”). An entity would consolidate a VIE, as the primary beneficiary, when the entity has both of the following characteristics: (a) The power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) The obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE is required. This updated guidance replaces the quantitative approach previously required for determining the primary beneficiary of a VIE with a qualitative approach, modifies the criteria for determining whether a service provider or decision maker contract is a variable interest. and changes the consideration of removal rights in determining if an entity is a VIE. These changes may cause certain additional entities to now be considered a VIE. This Statement is effective for fiscal years and interim periods beginning after November 15, 2009. Although the Company has not yet determined the effect of the adoption on its consolidated financial statements, a review of the impact to the Company is currently being evaluated. The following areas of potential impact are being assessed: The Hartford managed mutual funds, (both retail and those within the Company’s separate accounts), limited partnership investments, and Company sponsored collateralized debt obligations (“CDOs”) and collateralized loan obligations (“CLOs”). The Company will adopt this guidance on January 1, 2010.
Income Taxes
The effective tax rate for the three months ended September 30, 2009 and 2008 was 39% and 37%, respectively. The effective tax rate for the nine months ended September 30, 2009 and 2008 was 43% and 40%, respectively. The principal cause of the difference between the effective rate and the U.S. statutory rate of 35% was the separate account dividends received deduction (“DRD”). The DRD caused an increase from the statutory rate as a result of a tax benefit on pretax losses.
The separate account DRD is estimated for the current year using information from the prior year-end, adjusted for current year equity market performance and other appropriate factors, including estimated levels of corporate dividend payments. The actual current year DRD can vary from estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distributions from these mutual funds, amounts of short-term capital gains at the mutual fund level and the Company’s taxable income before the DRD. Given recent financial markets’ volatility, the Company is reviewing its DRD computations on a quarterly basis. The Company recorded benefits related to the separate account DRD of $33 and $50 in the three months ended September 30, 2009 and 2008, and $108 and $158 in the nine months ended September 30, 2009 and 2008, respectively. The benefit recorded in the three months ended September 30, 2009 included prior period adjustments of $(6) related to the 2008 tax return and $1 related to the three months ended June 30, 2009.
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
The Company has determined a deferred tax asset valuation allowance that is adequate to reduce the total deferred tax asset to an amount that will more likely than not be realized. In assessing the need for a valuation allowance, management considered future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, and taxable income in prior carry back years, as well as tax planning strategies that include holding debt securities with market value losses until maturity, selling appreciated securities to offset capital losses, and sales of certain corporate assets. Such tax planning strategies are viewed by management as prudent and feasible and will be implemented if necessary to realize the deferred tax asset. However, future realized losses on investment securities could result in the recognition of additional valuation allowance if additional tax planning strategies are not available. At September 30, 2009 if the Company were to follow a “separate entity” approach, it would have recorded a valuation allowance of $280 related to realized capital losses. In addition, the current tax benefit related to any of the Company’s tax attributes realized by virtue of its inclusion in The Hartford’s consolidated tax return would have recorded directly to surplus rather than income. These benefits were $153 and $231 for the nine months ended September 30, 2009 and 2008, respectively.

1. Basis of Presentation and Accounting Policies (Continued)
Reinsurance
As of September 30, 2009 the Company’s reinsurance-related concentrations of credit risk greater than 10% of the company’s stockholder’s equity was reinsurance recoverables of $614 with Connecticut General Life Insurance Company.
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
The following tables represent summarized financial information concerning the Company’s segments.

	Three Months ended September 30,		Nine Months ended September 30,
	2009	2008	2009	2008

Revenues
Retail [1]	$90	$420	1,881	$1,432
Individual Life	258	103	798	614
Retirement Plans	75	1	246	293
Institutional	126	(81)	561	688
Other [1][2]	(157)	(519)	1,769	(831)

Total revenues [1][2]	$392	$(76)	$5,255	$2,196

[1]	The transition impact related to the adoption of fair value was a reduction in revenues of $616 and $172 in Retail and Other, respectively, for the nine months ended September 30, 2008.

[2]	Other segment contains the free standing derivative associated with the GMIB and GMAB reinsurance from the Company’s, affiliate, HLIKK. The reinsurance agreement is the primary driver of the revenue and net income (loss) for the Other segment.

	Three Months ended September 30,		Nine Months ended September 30,
	2009	2008	2009	2008

Net Income (Loss)
Retail [1]	$(172)	$(825)	$(725)	$(732)
Individual Life	(1)	(105)	(8)	(58)
Retirement Plans	(34)	(160)	(162)	(134)
Institutional	(104)	(391)	(350)	(543)
Other [1][2]	(399)	(351)	544	(613)

Total net income (loss) [1]	$(710)	$(1,832)	$(701)	$(2,080)

[1]	The transition impact related to the adoption of fair value was a reduction in net income of $209 and $102 in Retail and Other, respectively, for the nine months ended September 30, 2008.

[2]	Other segment contains the free standing derivative associated with the GMIB and GMAB reinsurance from the Company’s, affiliate, HLIKK. The reinsurance agreement is the primary driver of the revenue and net income (loss) for the Other segment.

3. Fair Value Measurements
The following financial instruments are carried at fair value in the Company’s Condensed Consolidated Financial Statements: fixed maturities and equity securities, available-for-sale (“AFS”), equity securities, trading, short-term investments, freestanding and embedded derivatives, and separate account assets.
The following section applies the fair value hierarchy and disclosure requirements for the Company’s financial instruments that are carried at fair value. The fair value hierarchy prioritizes the inputs in the valuation techniques used to measure fair value into three broad Levels (Level 1, 2 or 3)

Level 1	Observable inputs that reflect quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. Level 1 securities include highly liquid U.S. Treasuries, money market funds and exchange traded equity, open-ended mutual funds reported in separate account assets and derivative securities, including futures and certain option contracts.

Level 2	Observable inputs, other than quoted prices included in Level 1, for the asset or liability or prices for similar assets and liabilities. Most debt securities and preferred stocks, including those reported in separate account assets, are model priced by vendors using observable inputs and are classified within Level 2. Also included in the Level 2 category are derivative instruments that are priced using models with significant observable market inputs, including interest rate, foreign currency and certain credit swap contracts and have no significant unobservable market inputs.

Level 3	Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). Level 3 securities include less liquid securities such as highly structured and/or lower quality asset-backed securities (“ABS”), commercial mortgage-backed securities (“CMBS”), commercial real estate (“CRE”) CDOs, residential mortgage-backed securities (“RMBS”) primarily backed by below- prime loans, and private placement debt and equity securities reported in both the general and separate accounts. Embedded derivatives, including GMWB liabilities, and complex derivatives securities, including equity derivatives, longer dated interest rate swaps or swaps with optionality and certain complex credit derivatives are also included in Level 3. Because Level 3 fair values, by their nature, contain unobservable market inputs as there is little or no observable market for these assets and liabilities, considerable judgment is used to determine the Level 3 fair values. Level 3 fair values represent the Company’s best estimate of an amount that could be realized in a current market exchange absent actual market exchanges.
In many situations, inputs used to measure the fair value of an asset or liability position may fall into different levels of the fair value hierarchy. In these situations, the Company will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value. In most cases, both observable (e.g., changes in interest rates) and unobservable (e.g., changes in risk assumptions) inputs are used in the determination of fair values that the Company has classified within Level 3. Consequently, these values and the related gains and losses are based upon both observable and unobservable inputs. The Company’s fixed maturities included in Level 3 are classified as such as they are primarily priced by independent brokers and/or within illiquid markets (i.e., below-prime RMBS).

3. Fair Value Measurements (continued)
These disclosures provide information as to the extent to which the Company uses fair value to measure financial instruments and information about the inputs used to value those financial instruments to allow users to assess the relative reliability of the measurements. The following tables present assets and (liabilities) carried at fair value by hierarchy level.

	September 30, 2009
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$1,988	$—	$1,502	$486
CDOs	2,114	—	34	2,080
CMBS	5,673	—	5,333	340
Corporate	23,192	—	18,474	4,718
Foreign government/government agencies	525	—	471	54
RMBS	3,309	—	2,315	994
States, municipalities and political subdivisions	800	—	580	220
U.S. Treasuries	1,835	181	1,654	—

Total fixed maturities, AFS	39,436	181	30,363	8,892
Equity securities, trading	2,465	2,465	—	—
Equity securities, AFS	409	98	287	24
Other investments
Variable annuity hedging derivatives	733	—	(21)	754
Other derivatives[1]	509	—	518	(9)

Total other investments	1,242	—	497	745
Short-term investments	5,901	4,051	1,850	—
Reinsurance recoverable for U.S. GMWB	538	—	—	538
Separate account assets [2]	144,009	110,050	33,241	718

Total assets accounted for at fair value on a recurring basis	$194,000	$116,845	$66,238	$10,917

Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
Guaranteed living benefits	$(4,559)	$—	$—	$(4,559)
Institutional notes	(7)	—	—	(7)
Equity linked notes	(8)	—	—	(8)

Total other policyholder funds and benefits payable	(4,574)	—	—	(4,574)
Other liabilities [3]
Variable annuity hedging derivatives	(27)	—	(44)	17
Other derivative liabilities	(355)	—	(180)	(175)

Total other liabilities	(382)	—	(224)	(158)
Consumer notes [4]	(5)	—	—	(5)

Total liabilities accounted for at fair value on a recurring basis	$(4,961)	$—	$(224)	$(4,737)

(1)	Includes over-the-counter derivative instruments in a net asset value position which may require the counterparty to pledge collateral to the Company. As of September 30, 2009, $1 billion of cash collateral liability was netted against the derivative asset value in the Condensed Consolidated Balance Sheets and is excluded from the table above. See footnote 3 below for derivative liabilities.

(2)	As of September 30, 2009, excludes approximately $12 billion of investment sales receivable net of investment purchases payable that are not subject to fair value accounting.

(3)	Includes over-the-counter derivative instruments in a net negative market value (derivative liability). In the Level 3 roll forward table included below in this Note 3, the derivative asset and liability are referred to as “freestanding derivatives” and are presented on a net basis.

(4)	Represents embedded derivatives associated with non-funding agreement-backed consumer equity-linked notes.

3. Fair Value Measurements (continued)

	December 31, 2008
		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS	$39,560	$3,502	$27,316	$8,742
Equity securities, trading	1,634	1,634	—	—
Equity securities, AFS	434	148	227	59
Other investments
Variable annuity hedging derivatives	600	—	13	587
Other derivatives [1]	522	—	588	(66)

Total other investments	1,122	—	601	521
Short-term investments	5,742	4,030	1,712	—
Reinsurance recoverable for U.S. GMWB	1,302	—	—	1,302
Separate account assets [2]	126,367	94,394	31,187	786

Total assets accounted for at fair value on a recurring basis	$176,161	$103,708	$61,043	$11,410

Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
Guaranteed living benefits	$(9,206)	$—	$—	$(9,206)
Institutional notes	(41)	—	—	(41)
Equity linked notes	(8)	—	—	(8)

Total other policyholder funds and benefits payable	(9,255)	—	—	(9,255)
Other liabilities [3]
Variable annuity hedging derivatives	2,201	—	14	2,187
Other derivative liabilities	5	—	173	(168)

Total other liabilities	2,206	—	187	2,019
Consumer notes [4]	(5)	—	—	(5)

Total liabilities accounted for at fair value on a recurring basis	$(7,054)	$—	$187	$(7,241)

(1)	Includes over-the-counter derivative instruments in a net asset value position which may require the counterparty to pledge collateral to the Company. As of December 31, 2008, $507 of cash collateral liability was netted against the derivative asset value in the Condensed Consolidated Balance Sheets and is excluded from the table above. See footnote 3 below for derivative liabilities.

(2)	As of December 31, 2008, excludes approximately $3 billion of investment sales receivable net of investment purchases payable that are not subject to fair value accounting.

(3)	Includes over-the-counter derivative instruments in a net negative market value (derivative liability). In the Level 3 roll-forward table included below in this Note 3, the derivative asset and liability are referred to as “freestanding derivatives” and are presented on a net basis.

(4)	Represents embedded derivatives associated with non-funding agreement-backed consumer equity linked notes.

3. Fair Value Measurements (continued)
Determination of fair values
The valuation methodologies used to determine the fair values of assets and liabilities under the “exit price” notion, reflect market-participant objectives and are based on the application of the fair value hierarchy that prioritizes relevant observable market inputs over unobservable inputs. The Company determines the fair values of certain financial assets and financial liabilities based on quoted market prices, where available and where prices represent a reasonable estimate of fair value. The Company also determines fair value based on future cash flows discounted at the appropriate current market rate. Fair values reflect adjustments for counterparty credit quality, the Company’s default spreads, liquidity and, where appropriate, risk margins on unobservable parameters. The following is a discussion of the methodologies used to determine fair values for the financial instruments listed in the above tables.
Available-for-Sale Securities and Short-term Investments
The fair value of AFS securities and short-term investments, in an active and orderly market (e.g. not distressed or forced liquidation) is determined by management after considering one of three primary sources of information: third party pricing services, independent broker quotations or pricing matrices. Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from third party pricing services, the remaining unpriced securities are submitted to independent brokers for prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these three pricing methods include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows and prepayments speeds. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third party pricing services will normally derive the security prices from recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Included in the pricing of ABS and RMBS are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates.
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
The Company performs a monthly analysis of the prices and credit spreads received from third parties to ensure that the prices represent a reasonable estimate of the fair value. As a part of this analysis, the Company considers trading volume and other factors to determine whether the decline in market activity is significant when compared to normal activity in an active market, and if so, whether transactions may not be orderly considering the weight of available evidence. If the available evidence indicates that pricing is based upon transactions that are stale or not orderly, the Company places little, if any, weight on the transaction price and will estimate fair value utilizing an internal pricing model. This process involves quantitative and qualitative analysis and is overseen by investment and accounting professionals. Examples of procedures performed include, but are not limited to, initial and on-going review of third party pricing services methodologies, review of pricing statistics and trends, back testing recent trades, and monitoring of trading volumes, new issuance activity and other market activities. In addition, the Company ensures that prices received from independent brokers represent a reasonable estimate of fair value through the use of internal and external cash flow models developed based on spreads, and when available, market indices. As a result of this analysis, if the Company determines that there is a more appropriate fair value based upon the available market data, the price received from the third party is adjusted accordingly. The Company’s internal pricing model utilizes the Company’s best estimate of expected future cash flows discounted at a rate of return that a market participant would require. The significant inputs to the model include, but are not limited to, current market inputs, such as credit loss assumptions, estimated prepayment speeds and market risk premiums.

3. Fair Value Measurements (continued)
The Company has analyzed the third party pricing services valuation methodologies and related inputs, and has also evaluated the various types of securities in its investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. Most prices provided by third party pricing services are classified into Level 2 because the inputs used in pricing the securities are market observable. Due to a general lack of transparency in the process that brokers use to develop prices, most valuations that are based on brokers’ prices are classified as Level 3. Some valuations may be classified as Level 2 if the price can be corroborated. Internal matrix priced securities, primarily consisting of certain private placement debt, are also classified as Level 3 due to significant non-observable inputs.
Derivative Instruments, including embedded derivatives within investments
Freestanding derivative instruments are reported in the condensed consolidated balance sheets at fair value and are reported in Other Investments and Other Liabilities. Embedded derivatives are reported with the host instruments on the consolidated balance sheet. Derivative instruments are fair valued using pricing valuation models, which utilize market data inputs or independent broker quotations. Excluding embedded and reinsurance related derivatives, as of September 30, 2009, 96% of derivatives, based upon notional values, were priced by valuation models, which utilize independent market data. The remaining derivatives were priced by broker quotations. The derivatives are valued using mid-market inputs that are predominantly observable in the market. Inputs used to value derivatives include, but are not limited to, interest swap rates, foreign currency forward and spot rates, credit spreads and correlations, interest and equity volatility and equity index levels. The Company performs a monthly analysis on derivative valuations which includes both quantitative and qualitative analysis. Examples of procedures performed include, but are not limited to, review of pricing statistics and trends, back testing recent trades, analyzing the impacts of changes in the market environment, and review of changes in market value for each derivative including those derivatives priced by brokers.
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
U.S. GMWB Reinsurance Derivatives
The fair values of the U.S. GMWB reinsurance derivatives are calculated as an aggregation of the components described in the Living Benefits Required to be Fair Valued discussion below and is modeled using significant unobservable policyholder behavior inputs, identical to those used in calculating the underlying liability, such as lapses, fund selection, resets and withdrawal utilization and risk margins.
Separate Account Assets
Separate account assets are primarily invested in mutual funds but also have investments in fixed maturity and equity securities. The separate account investments are valued in the same manner, and using the same pricing sources and inputs, as the fixed maturity, equity security, and short-term investments of the Company.
Living Benefits Required to be Fair Valued (in Other Policyholder Funds and Benefits Payable)
Fair values for directly written GMWB contracts and the related reinsurance and customized derivatives that hedge certain equity markets exposure for those contracts and GMIB, GMWB and GMAB contracts assumed under reinsurance are calculated based upon internally developed models because active, observable markets do not exist for those items. The fair value of the Company’s guaranteed benefit liabilities, classified as embedded derivatives, and the related reinsurance and customized freestanding derivatives is calculated as an aggregation of the following components: Best Estimate; Actively-Managed Volatility Adjustment; Credit Standing Adjustment; Market Illiquidity Premium; and Behavior Risk Margin. The resulting aggregation is reconciled or calibrated, if necessary, to market information that is, or may be, available to the Company, but may not be observable by other market participants, including reinsurance discussions and transactions. The Company believes the aggregation of each of these components, as necessary and as reconciled or calibrated to the market information available to the Company, results in an amount that the Company would be required to transfer, for a liability, or receive, for an asset, to or from market participants in an active liquid market, if one existed, for those market participants to assume the risks associated with the guaranteed minimum benefits and the related reinsurance and customized derivatives. The fair value is likely to materially diverge from the ultimate settlement of the liability as the Company believes settlement will be based on our best estimate assumptions rather than those best estimate assumptions plus risk margins. In the absence of any transfer of the guaranteed benefit liability to a third party, the release of risk margins is likely to be reflected as realized gains in future periods’ net income. Each of the components described below are unobservable in the marketplace and require subjectivity by the Company in determining their value.
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

3. Fair Value Measurements (continued)
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
On a daily basis, the Company updates capital market assumptions used in the GMWB liability model such as interest rates, equity indices and a blend of implied equity index volatilities. The Company continually monitors actual policyholder behavior and revises assumptions regarding policyholder behavior as credible trends of policyholder behavior emerge. With the unprecedented market conditions beginning in the third quarter of 2008, the Company, for the first time, was able to observe policyholder behavior on its living benefit products in adverse market conditions. As actual policyholder behavior emerged in this environment, new data suggested that policyholder behavior in declining market scenarios was not as adverse as our prior assumptions. As a result, in the second quarter the Company adjusted the behavior assumptions in the GMWB model. The Company is continually evaluating various aspects of policyholder behavior and may modify certain of its assumptions, including living benefit lapses and withdrawal rates, if credible emerging data indicates that changes are warranted. At a minimum, all policyholder behavior assumptions are reviewed and updated, as appropriate, in conjunction with the completion of the Company’s comprehensive study to refine its estimate of future gross profits during the third quarter of each year.
•	Actively-Managed Volatility Adjustment. This component incorporates the basis differential between the observable index implied volatilities used to calculate the Best Estimate component and the actively-managed funds underlying the variable annuity product. The Actively-Managed Volatility Adjustment is calculated using historical fund and weighted index volatilities.
•	Credit Standing Adjustment. This assumption makes an adjustment that market participants would make to reflect the risk that guaranteed benefit obligations or the GMWB reinsurance recoverables will not be fulfilled (“nonperformance risk”). As a result of sustained volatility in the Company’s credit default spreads, during the first quarter of 2009 the Company changed its estimate of the Credit Standing Adjustment to incorporate observable Company and reinsurer credit default spreads from capital markets, adjusted for market recoverability. Prior to the first quarter of 2009, the Company calculated the Credit Standing Adjustment by using default rates published by rating agencies, adjusted for market recoverability. The changes made in the first quarter of 2009 resulted in a realized gain of $383, before-tax, for U.S. GMWB liabilities, a realized gain of $1.1 billion, before-tax for reinsured Japan GMIB, and a realized loss of $185, before-tax, for uncollateralized reinsurance recoverable assets. For the three and nine months ended September 30, 2009, the credit standing adjustment for U.S. GMWB liabilities resulted in a pre-tax loss of $70 and a pre-tax gain of $163, respectively. For the three and nine months ended September 30, 2009, the credit standing adjustment for reinsured Japan GMIB liabilities resulted in a pre-tax loss of $456 and a pre-tax gain of $286, respectively.
•	Market Illiquidity Premium. This component makes an adjustment that market participants would require to reflect that guaranteed benefit obligations are illiquid and have no market observable exit prices in the capital markets.
•	Behavior Risk Margin and Other Policyholder Behavior Assumptions. The behavior risk margin adds a margin that market participants would require for the risk that the Company’s assumptions about policyholder behavior could differ from actual experience. The behavior risk margin is calculated by taking the difference between adverse policyholder behavior assumptions and best estimate assumptions. During the first half of 2009, the Company revised certain adverse assumptions in the behavior risk margin for withdrawals, lapses and annuitization behavior as emerging policyholder behavior experience suggested the prior adverse policyholder behavior assumptions were no longer representative of an appropriate margin for risk. These changes resulted in a realized gain of $352, before-tax, in the first quarter of 2009 and a realized gain of $118, before-tax, in the second quarter of 2009.

3. Fair Value Measurements (continued)
In addition to the credit standing update described above, during the third quarter of 2009, the Company recognized non-market-based updates to the U.S. GMWB fair value driven by:
•	The impact of having lower future expected separate account growth assumption caused by the Company’s decision to increase the mortality and expense fees charged to policyholders and mortality assumption updates, resulting in a pre-tax loss of approximately $126; and
•	The relative outperformance of the underlying actively managed funds as compared to their respective indices and regression updates, resulting in a pre-tax gain of approximately $165.
For the nine months ended September 30, 2009, the Company recognized non-market-based assumption updates to the U.S. GMWB fair value driven by:
•	The relative outperformance of the underlying actively managed funds as compared to their respective indices and regression updates, resulting in a pre-tax gain of approximately $528;
•	Updates to the behavior risk margin (described above), the third quarter increase in mortality and expense fees (described above) and other policyholder behavior assumption changes made during the nine months ended September 30, 2009, resulting in a pre-tax gain of approximately $306; and
•	The credit standing adjustment (described above), resulting in a pre-tax gain of approximately $163.
In addition to the non-market-based updates described above, during the third quarter of 2009, the Company recognized non-market-based updates to the reinsured Japan GMIB fair value primarily driven by updates to dynamic lapse assumptions and mortality assumptions, resulting in a pre-tax loss of approximately $233. For the nine months ended September 30, 2009, the Company recognized non-market-based assumption updates to the reinsured Japan GMIB fair value primarily driven by:
•	The credit standing adjustment (described above), resulting in a pre-tax gain of approximately $286; and
•	The aforementioned updates to dynamic lapse assumptions and mortality assumptions.
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The tables below provide a fair value roll forward for the three and nine months ending September 30, 2009 and 2008, for the financial instruments classified as Level 3.

3. Fair Value Measurements (continued)
Roll-forward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the three months ended September 30, 2009:

							Changes in unrealized
							gains (losses)
		Total realized/unrealized		Purchases,			included in net income
	Fair value	gains (losses) included in:		issuances,	Transfers in	Fair value	related to financial
	as of	Net income		and	and/or (out)	as of	instruments still held at
Asset (Liability)	July 1, 2009	[1], [2]	OCI [3]	settlements	of Level 3 [4]	September 30, 2009	September 30, 2009 [2]

Assets
Fixed maturities, AFS
ABS	$401	$(31)	$113	$(15)	$18	$486	$(31)
CDO	1,922	(168)	393	(36)	(31)	2,080	(168)
CMBS	162	(67)	96	(3)	152	340	(67)
Corporate	4,386	(13)	352	41	(48)	4,718	(14)
Foreign govt./govt. agencies	52	—	3	(1)	—	54	—
RMBS	1,062	(65)	150	(102)	(51)	994	(65)
States, municipalities and political subdivisions	179	—	12	22	7	220	—

Fixed maturities, AFS	8,164	(344)	1,119	(94)	47	8,892	(345)
Equity securities, AFS	25	(1)	—	—	—	24	—
Derivatives [5]
Variable annuity hedging derivatives	1,135	(441)	—	77	—	771	(234)
Other freestanding derivatives	(241)	47	5	5	—	(184)	52

Total freestanding derivatives	894	(394)	5	82	—	587	(182)
Reinsurance recoverable for U.S. GMWB [1]	632	(103)	—	9	—	538	(103)
Separate accounts [6]	673	40	—	29	(24)	718	34

Supplemental Asset Information:
Total freestanding derivatives used to hedge U.S. GMWB including those in Levels 1, 2 and 3	855	(478)	—	7	—	384	(478)

Liabilities
Other policyholder funds and benefits payable
Guaranteed living benefits[1]	$(4,367)	$(30)	$(100)	$(62)	$—	$(4,559)	$(30)
Institutional notes	2	(9)	—	—	—	(7)	(9)
Equity linked notes	(6)	(2)	—	—	—	(8)	(2)

Total other policyholder funds and benefits payable	(4,371)	(41)	(100)	(62)	—	(4,574)	(41)
Consumer notes	(4)	(1)	—	—	—	(5)	(1)
Supplemental Information:
Net U.S. GMWB (Embedded derivatives, freestanding derivatives including those in Levels 1, 2 and 3 and reinsurance recoverable) [7]	(1,802)	(198)	—	(21)	—	(2,021)	(198)

(1)	The Company classifies gains and losses on GMWB reinsurance derivatives and Guaranteed Living Benefit embedded derivatives and reinsured free standing derivatives as unrealized gains (losses) for purposes of disclosure in this table because it is impracticable to track on a contract-by-contract basis the realized gains (losses) for these derivatives and embedded derivatives.

(2)	All amounts in these columns are reported in net realized capital gains (losses). All amounts are before income taxes and amortization of deferred policy acquisition costs and present value of future profits (“DAC”).

(3)	All amounts are before income taxes and amortization of DAC.

(4)	Transfers in and/or (out) of Level 3 are attributable to a change in the availability of market observable information, as well as downgrades of CMBS.

(5)	Derivative instruments are reported in this table on a net basis for asset/(liability) positions and reported in the Condensed Consolidated Balance Sheets in other investments and other liabilities.

(6)	The realized/unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on net income for the Company.

(7)	The net (loss) on U.S. GMWB since July 1, 2009 was primarily due to losses of $154 resulting from the Company’s net market-based dynamic hedging positions, of which approximately $97 related to falling long-term risk-free interest rates and non-market-based assumption updates described above.

3. Fair Value Measurements (continued)
Roll-forward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the nine months ended September 30, 2009:

							Changes in unrealized
							gains (losses)
	Fair value	Total realized/unrealized		Purchases,			included in net income
	as of	gains (losses) included in:		issuances,	Transfers in	Fair value	related to financial
	January 1,	Net income		and	and/or (out)	as of	instruments still held at
Asset (Liability)	2009	[1], [2]	OCI [3]	settlements	of Level 3 [4]	September 30, 2009	September 30, 2009 [2]

Assets
Fixed maturities, AFS
ABS	$429	$(36)	$139	$(13)	$(33)	$486	$(32)
CDO	1,981	(248)	460	(82)	(31)	2,080	(247)
CMBS	263	(85)	94	(5)	73	340	(75)
Corporate	4,421	(53)	599	194	(443)	4,718	(35)
Foreign govt./govt. agencies	74	—	1	(8)	(13)	54	—
RMBS	1,419	(188)	(101)	(88)	(48)	994	(143)
States, municipalities and political subdivisions	155	—	7	21	37	220	—

Fixed maturities, AFS	8,742	(610)	1,199	19	(458)	8,892	(532)
Equity securities, AFS	59	(1)	—	(1)	(33)	24	—
Derivatives [5]
Variable annuity hedging derivatives	2,774	(1,534)	—	(469)	—	771	(1,276)
Other freestanding derivatives	(234)	43	(5)	18	(6)	(184)	62

Total freestanding derivatives	2,540	(1,491)	(5)	(451)	(6)	587	(1,214)
Reinsurance recoverable for U.S. GMWB [1]	1,302	(788)	—	24	—	538	(788)
Separate accounts [6]	786	(82)	—	139	(125)	718	(39)

Supplemental Asset Information:
Total freestanding derivatives used to hedge U.S. GMWB including those in Levels 1, 2 and 3	2,664	(1,878)	—	(402)	—	384	(1,878)

Liabilities
Other policyholder funds and benefits payable [1]
Guaranteed living benefits	$(9,206)	$4,731	$103	$(187)	$—	$(4,559)	$4,731
Institutional notes	(41)	34	—	—	—	(7)	34
Equity linked notes	(8)	—	—	—	—	(8)	—

Total other policyholder funds and benefits payable [1]	(9,255)	4,765	103	(187)	—	(4,574)	4,765
Consumer notes	(5)	—	—	—	—	(5)	—
Supplemental Information:
Net U.S. GMWB (Embedded derivatives, freestanding derivatives including those in Levels 1, 2 and 3 and reinsurance recoverable) [7]	(2,560)	1,017	—	(478)	—	(2,021)	1,017

(1)	The Company classifies gains and losses on GMWB reinsurance derivatives and Guaranteed Living Benefit embedded derivatives and reinsured free standing derivatives as unrealized gains (losses) for purposes of disclosure in this table because it is impracticable to track on a contract-by-contract basis the realized gains (losses) for these derivatives and embedded derivatives.

(2)	All amounts in these columns are reported in net realized capital gains (losses), except for $2, which is reported in benefits, losses and loss adjustment expenses. All amounts are before income taxes and amortization of DAC.

(3)	All amounts are before income taxes and amortization of DAC.

(4)	Transfers in and/or (out) of Level 3 are attributable to a change in the availability of market observable information and re-evaluation of the observability of pricing inputs for individual securities within respective categories.

(5)	Derivative instruments are reported in this table on a net basis for asset/(liability) positions and reported in the Condensed Consolidated Balance Sheets in other investments and other liabilities.

(6)	The realized/unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities which results in a net zero impact on net income for the Company.

(7)	The net gain on U.S. GMWB since January 1, 2009 was primarily due to the non-market-based assumption updates described above.

3. Fair Value Measurements (continued)
Roll-forward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the three months ended September 30, 2008

							Changes in unrealized
							gains (losses)
		Total realized/unrealized		Purchases,			included in net income
	Fair value	gains (losses) included in:		issuances,	Transfers in	Fair value	related to financial
	as of	Net income		and	and/or (out)	as of	instruments still held at
Asset (Liability)	July 1, 2008	[1], [2]	OCI [3]	settlements	of Level 3 [4]	September 30, 2008	September 30, 2008 [2]

Assets
Fixed maturities, AFS	$12,264	$(391)	$(616)	$5	$887	$12,149	$(389)
Equity securities, AFS	508	(73)	26	(3)	(10)	448	(73)
Derivatives [5]
Variable annuity hedging derivatives	793	437	—	9	—	1,239	394
Other freestanding derivatives	(260)	(125)	(4)	23	—	(366)	(116)

Total freestanding derivatives	533	312	(4)	32	—	873	278
Reinsurance recoverable for U.S. GMWB [1]	250	106	—	82	—	438	106
Separate accounts [6]	665	(53)	—	(25)	426	1,013	(34)

Supplemental Asset Information:
Total freestanding derivatives used to hedge U.S. GMWB including those in Levels 1, 2, and 3	784	475	—	(106)	—	1,153	475

Liabilities
Other policyholder funds and benefits payable
Guaranteed living benefits [1]	$(2,126)	$(1,113)	$1	$(68)	$—	$(3,306)	$(1,113)
Institutional notes	(21)	12	—	—	—	(9)	12
Equity linked notes	(15)	3	—	—	—	(12)	3

Total other policyholder funds and benefits payable	(2,162)	(1,098)	1	(68)	—	(3,327)	(1098)
Consumer notes	(3)	2	—	(5)	—	(6)	2
Supplemental Information:
Net U.S. GMWB (Embedded derivatives, freestanding derivatives including those in Levels 1, 2 and 3 and reinsurance recoverable) [7]	(630)	(116)	—	(60)	—	(806)	(116)

(1)	The Company classifies gains and losses on GMWB reinsurance derivatives and Guaranteed Living Benefit embedded derivatives and reinsured free standing derivatives as unrealized gains (losses) for purposes of disclosure in this table because it is impracticable to track on a contract-by-contract basis the realized gains (losses) for these derivatives and embedded derivatives.

(2)	All amounts in these columns are reported in net realized capital gains (losses), except for $2, which is reported in benefits, losses and loss adjustment expenses. All amounts are before income taxes and amortization of DAC.

(3)	All amounts are before income taxes and amortization of DAC.

(4)	Transfers in and/or (out) of Level 3 are attributable to a change in the availability of market observable information and re-evaluation of the observability of pricing inputs for individual securities within respective categories.

(5)	Derivative instruments are reported in this table on a net basis for asset/(liability) positions and reported on the Condensed Consolidated Balance Sheets in other investments and other liabilities.

(6)	The realized/unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on net income for the Company.

(7)	The net loss on U.S. GMWB was primarily related to market-based hedge ineffectiveness in the third quarter due to extremely volatile capital markets in September.

3. Fair Value Measurements (continued)
Roll-forward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the nine months ended September 30, 2008

							Changes in unrealized
							gains (losses)
	Fair value	Total realized/unrealized		Purchases,			included in net income
	as of	gains (losses) included in:		issuances,	Transfers in	Fair value	related to financial
	January 1,	Net income		and	and/or (out)	as of	instruments still held at
Asset (Liability)	2008	[1], [2]	OCI [3]	settlements	of Level 3 [4]	September 30, 2008	September 30, 2008 [2]

Assets
Fixed maturities, AFS	$13,558	$(525)	$(1,672)	$743	$45	$12,149	$(506)
Equity securities, AFS	563	(77)	(51)	26	(13)	448	(81)
Derivatives [5]
Variable annuity hedging derivatives	673	500	—	66	—	1,239	453
Other freestanding derivatives	(303)	(305)	(2)	146	98	(366)	(211)

Total freestanding derivatives	370	195	(2)	212	98	873	242
Reinsurance recoverable for U.S. GMWB [1] [7]	238	108	—	92	—	438	108
Separate accounts [6]	701	(109)	—	(5)	426	1,013	(89)

Supplemental Asset Information:
Total freestanding derivatives used to hedge U.S. GMWB including those in Levels 1, 2 and3	643	520	—	(10)	—	1,153	520

Liabilities
Other policyholder funds and benefits payable
Guaranteed living benefits [1]	$(1,692)	$(1,430)	$3	$(187)	$—	$(3,306)	$(1,430)
Institutional notes	(24)	15	—	—	—	(9)	15
Equity linked notes	(21)	9	—	—	—	(12)	9

Total other policyholder funds and benefits payable	(1,737)	(1,406)	3	(187)	—	(3,327)	(1,406)
Consumer notes	(5)	4	—	(5)	—	(6)	4
Supplemental Information:
Net U.S. GMWB (Embedded derivatives, freestanding derivatives including those in Levels 1, 2 and 3 and reinsurance recoverable) (7)	(552)	(241)	—	(13)	—	(806)	(241)

(1)	The Company classifies gains and losses on GMWB reinsurance derivatives and Guaranteed Living Benefit embedded derivatives and reinsured free standing derivatives as unrealized gains (losses) for purposes of disclosure in this table because it is impracticable to track on a contract-by-contract basis the realized gains (losses) for these derivatives and embedded derivatives.

(2)	All amounts in these columns are reported in net realized capital gains (losses), except for $3, which is reported in benefits, losses and loss adjustment expenses. All amounts are before income taxes and amortization of DAC.

(3)	All amounts are before income taxes and amortization of DAC.

(4)	Transfers in and/or (out) of Level 3 are attributable to a change in the availability of market observable information and re-evaluation of the observability of pricing inputs for individual securities within respective categories.

(5)	Derivative instruments are reported in this table on a net basis for asset/(liability) positions and reported on the Condensed Consolidated Balance Sheets in other investments and other liabilities.

(6)	The realized/unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on net income for the Company.

(7)	The net loss on U.S. GMWB since January 1, 2008 was primarily related to liability model assumption updates for mortality in the first quarter and market-based hedge ineffectiveness in the third quarter due to extremely volatile capital markets in September.

3. Fair Value Measurements (continued)
Financial Instruments Not Carried at Fair Value
The following include disclosures for other financial instruments not carried at fair value and not included in above fair value discussion.
The carrying amounts and fair values of the Company’s financial instruments not carried at fair value, as of September 30, 2009 and December 31, 2008 were as follows:

	September 30,		December 31,
	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets
Policy loans	$2,156	$2,347	$2,154	$2,366
Mortgage loans	4,630	3,719	4,896	4,265

Liabilities
Other policyholder funds and benefits payable [1]	$12,692	12,882	$14,421	$14,158
Consumer Notes [2]	1,193	1,268	1,210	1,188

[1]	Excludes guarantees on variable annuities, group accident and health and universal life insurance contracts, including corporate owned life insurance.

[2]	Excludes amounts carried at fair value and included in disclosures above.
The Company has not made any changes in its valuation methodologies for the following assets and liabilities since December 31, 2008.
•	Fair value for policy loans and consumer notes were estimated using discounted cash flow calculations using current interest rates.
•	Fair values for mortgage loans were estimated using discounted cash flow calculations based on current lending rates for similar type loans. Current lending rates reflect changes in credit spreads and the remaining terms of the loans.
•	Other policyholder funds and benefits payable, not carried at fair value, is determined by estimating future cash flows, discounted at the current market rate.

4. Investments and Derivative Instruments
Available-for-Sale Securities
The following table presents the Company’s AFS securities by type.

	September 30, 2009					December 31, 2008
	Cost or	Gross	Gross		Non-	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Credit	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	OTTI [1]	Cost	Gains	Losses	Value

ABS	$2,488	$43	$(543)	$1,988	$(27)	$2,790	$5	$(819)	$1,976
CDOs	3,377	23	(1,286)	2,114	(111)	3,692	2	(1,713)	1,981
CMBS	7,496	99	(1,922)	5,673	4	8,243	21	(2,915)	5,349
Corporate	23,227	1,167	(1,202)	23,192	(10)	21,252	441	(2,958)	18,735
Foreign govt./govt. agencies	492	40	(7)	525	—	2,094	86	(33)	2,147
RMBS	4,200	74	(965)	3,309	(121)	4,423	57	(882)	3,598
States, municipalities and political subdivisions	961	10	(171)	800	—	917	8	(220)	705
U.S. Treasuries	1,956	23	(144)	1,835	—	5,033	75	(39)	5,069

Total fixed maturities	44,197	1,479	(6,240)	39,436	(265)	48,444	695	(9,579)	39,560
Equity securities	464	28	(83)	409	—	614	4	(184)	434

Total AFS securities	$44,661	$1,507	$(6,323)	$39,845	$(265)	$49,058	$699	$(9,763)	$39,994

[1]	Represents the amount of cumulative non-credit OTTI losses recognized in other comprehensive loss on securities that also had a credit impairment. These losses are included in gross unrealized losses as of September 30, 2009.
The Company participates in securities lending programs to generate additional income. Through these programs, certain domestic fixed income securities are loaned from the Company’s portfolio to qualifying third party borrowers in return for collateral in the form of cash or U.S. Treasuries. As of September 30, 2009 and December 31, 2008, under terms of securities lending programs, the fair value of loaned securities was approximately $209 and $1.8 billion, respectively, which was included in fixed maturities in the Condensed Consolidated Balance Sheet. As of September 30, 2009 and December 31, 2008, the Company held collateral associated with the loaned securities in the amount of $213 and $1.8 billion, respectively. The decrease in both the fair value of loaned securities and the associated collateral is attributable to the maturation of the loans in the term lending program throughout 2009.
The following table presents the Company’s fixed maturities by contractual maturity year.

	September 30, 2009
Maturity	Amortized Cost	Fair Value

One year or less	$985	$1,017
Over one year through five years	7,672	7,864
Over five years through ten years	7,356	7,329
Over ten years	10,623	10,142

Subtotal	26,636	26,352
Mortgage-backed and asset-backed securities	17,561	13,084

Total fixed maturities	$44,197	$39,436

Estimated maturities may differ from contractual maturities due to security call or prepayment provisions. Due to the potential for variability in payment spreads (i.e. prepayments or extensions), mortgage-backed and asset-backed securities are not categorized by contractual maturity.

4. Investments and Derivative Instruments (continued)
Net Realized Capital Losses
The following table presents the Company’s net realized capital losses.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Before-tax)	2009	2008	2009	2008

Gross gains on sales	$103	$34	$302	$102
Gross losses on sales	(57)	(85)	(588)	(260)
Net OTTI losses recognized in earnings	(415)	(1,310)	(848)	(1,624)
Japanese fixed annuity contract hedges, net [1]	(7)	36	28	13
Periodic net coupon settlements on credit derivatives/Japan	(2)	(9)	(25)	(26)
Fair value measurement transition impact	—	—	—	(798)
Results of variable annuity hedge program
GMWB derivatives, net	(191)	(133)	1,053	(257)
Macro hedge program	(328)	24	(692)	29

Total results of variable annuity hedge program	(519)	(109)	361	(228)
GMIB/GMAB/GMWB reinsurance	(420)	(403)	1,012	(549)
Other, net [2]	(195)	(114)	(260)	(300)

Net realized capital losses	$(1,512)	$(1,960)	$(18)	$(3,670)

[1]	Relates to derivative hedging instruments, excluding periodic net coupon settlements, and is net of the Japanese fixed annuity product liability adjustment for changes in the dollar/yen exchange spot rate.

[2]	Consists of changes in fair value on non-qualifying derivatives, hedge ineffectiveness on qualifying derivative instruments, foreign currency gains and losses related to the internal reinsurance of the Japan variable annuity business, which is offset in AOCI, valuation allowances and other investment gains and losses.
Net realized capital gains and losses from investment sales, after deducting the life and pension policyholders’ share for certain products, are reported as a component of revenues and are determined on a specific identification basis. Net realized capital losses reported for the three and nine months ended September 30, 2009 related to AFS impairments and net losses on sales were $369 and $1.1 billion, respectively, and were previously reported as unrealized losses in AOCI. Proceeds from sales of AFS securities totaled $4.1 billion and $25.2 billion, respectively, for the three and nine months ended September 30, 2009, and $1.6 billion and $6.1 billion, respectively, for the three and nine months ended September 30, 2008.
Other-Than-Temporary Impairment Losses
The following table presents a roll-forward of the Company’s cumulative credit impairments on debt securities held as of September 30, 2009.

	Three Months Ended	Six Months Ended
	September 30, 2009	September 30, 2009

Balance as of beginning of period	$(1,146)	$(941)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	(273)	(444)
Securities previously impaired	(105)	(140)
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	22	22
Securities that the Company intends to sell or more likely than not will be required to sell before recovery	—	1
Securities due to an increase in expected cash flows	1	1

Balance as of September 30, 2009	$(1,501)	$(1,501)

[1]	Total additions of $378 and $584 for the three and six months ended September 30, 2009, respectively, are included in the net OTTI losses recognized in earnings of $415 and $848, respectively, in the Condensed Consolidated Statements of Operations.

4. Investments and Derivative Instruments (continued)
Security Unrealized Loss Aging
The following tables present the Company’s unrealized loss aging for AFS securities by type and length of time the security was in a continuous unrealized loss position.

	September 30, 2009
	Less Than 12 Months			12 Months or More			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses

ABS	$135	$89	$(46)	$1,753	$1,256	$(497)	$1,888	$1,345	$(543)
CDOs	1,119	949	(170)	2,245	1,129	(1,116)	3,364	2,078	(1,286)
CMBS	1,080	827	(253)	4,512	2,843	(1,669)	5,592	3,670	(1,922)
Corporate	2,174	1,813	(361)	5,371	4,530	(841)	7,545	6,343	(1,202)
Foreign govt./govt. agencies	56	53	(3)	39	35	(4)	95	88	(7)
RMBS	307	243	(64)	1,979	1,078	(901)	2,286	1,321	(965)
States, municipalities and political subdivisions	110	79	(31)	680	540	(140)	790	619	(171)
U.S. Treasuries	1,010	866	(144)	—	—	—	1,010	866	(144)

Total fixed maturities	5,991	4,919	(1,072)	16,579	11,411	(5,168)	22,570	16,330	(6,240)
Equity securities	188	145	(43)	135	95	(40)	323	240	(83)

Total securities in an unrealized loss	$6,179	$5,064	$(1,115)	$16,714	$11,506	$(5,208)	$22,893	$16,570	$(6,323)

	December 31, 2008
	Less Than 12 Months			12 Months or More			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses

ABS	$873	$705	$(168)	$1,790	$1,139	$(651)	$2,663	$1,844	$(819)
CDOs	608	394	(214)	3,068	1,569	(1,499)	3,676	1,963	(1,713)
CMBS	3,875	2,907	(968)	3,978	2,031	(1,947)	7,853	4,938	(2,915)
Corporate	11,101	9,500	(1,601)	4,757	3,400	(1,357)	15,858	12,900	(2,958)
Foreign govt./govt. agencies	788	762	(26)	29	22	(7)	817	784	(33)
RMBS	564	415	(149)	2,210	1,477	(733)	2,774	1,892	(882)
States, municipalities and political subdivisions	524	381	(143)	297	220	(77)	821	601	(220)
U.S. Treasuries	3,952	3,913	(39)	38	38	—	3,990	3,951	(39)

Total fixed maturities	22,285	18,977	(3,308)	16,167	9,896	(6,271)	38,452	28,873	(9,579)
Equity securities	433	296	(137)	136	89	(47)	569	385	(184)

Total securities in an unrealized loss	$22,718	$19,273	$(3,445)	$16,303	$9,985	$(6,318)	$39,021	$29,258	$(9,763)

As of September 30, 2009, AFS securities in an unrealized loss position, comprised of 2,326 securities, primarily related to CMBS, CDOs, corporate securities primarily within the financial services sector and RMBS which have experienced significant price deterioration. The Company neither has an intention to sell nor does it expect to be required to sell the securities outlined above.

4. Investments and Derivative Instruments (continued)
Mortgage Loans
The following table presents the Company’s mortgage loans by type.

	September 30, 2009			December 31, 2008
	Amortized	Valuation	Carrying	Amortized	Valuation	Carrying
	Cost [1]	Allowance	Value	Cost [1]	Allowance	Value

Agricultural	$426	$—	$426	$446	$(11)	$435
Commercial	4,319	(115)	4,204	4,463	(2)	4,461

Total mortgage loans	$4,745	$(115)	$4,630	$4,909	$(13)	$4,896

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.
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
The following table presents the activity within the Company’s valuation allowance for mortgage loans for the nine months ended September 30, 2009.

Valuation Allowance

Balance at December 31, 2008	$(13)
Additions	(136)
Deductions	34

Balance at September 30, 2009	$(115)

The following tables present the Company’s mortgage loans by region and property type.

Mortgage Loans by Region
	September 30, 2009		December 31, 2008
	Carrying	Percent of	Carrying	Percent of
	Value	Total	Value	Total

East North Central	$100	2.2%	$121	2.5%
Middle Atlantic	620	13.4%	664	13.6%
Mountain	74	1.6%	115	2.3%
New England	380	8.2%	407	8.3%
Pacific	1,207	26.1%	1,205	24.6%
South Atlantic	647	14.0%	665	13.6%
West North Central	56	1.2%	56	1.1%
West South Central	202	4.4%	205	4.2%
Other [1]	1,344	28.9%	1,458	29.8%

Total mortgage loans	$4,630	100.0%	$4,896	100.0%

[1]	Primarily represents multi-regional properties.

Mortgage Loans by Property Type
	September 30, 2009		December 31, 2008
	Carrying	Percent of	Carrying	Percent of
	Value	Total	Value	Total

Agricultural	$426	9.2%	$435	8.9%
Industrial	786	17.0%	790	16.1%
Lodging	377	8.1%	383	7.8%
Multifamily	668	14.4%	798	16.3%
Office	1,434	31.0%	1,456	29.8%
Retail	682	14.7%	764	15.6%
Other	257	5.6%	270	5.5%

Total mortgage loans	$4,630	100.0%	$4,896	100.0%

4. Investments and Derivative Instruments (continued)
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

	September 30, 2009			December 31, 2008
			Maximum			Maximum
	Total	Total	Exposure	Total	Total	Exposure
	Assets	Liabilities [1]	to Loss [2]	Assets	Liabilities [1]	to Loss

CLOs	$238	$45	$197	$339	$89	$237
Limited partnerships	32	14	18	151	72	79
Other investments	75	41	32	249	103	166

Total	$345	$100	$247	$739	$264	$482

[1]	Creditors have no recourse against the Company in the event of default by the VIE. Includes noncontrolling interest in limited partnerships and other investments of $43 and $154 as of September 30, 2009 and December 31, 2008, respectively, that is reported as a separate component of equity in the Company’s Condensed Consolidated Balance Sheets.

[2]	The Company’s maximum exposure to loss represents the maximum loss amount that the Company could recognize as a reduction in net investment income or as a realized capital loss and is the consolidated assets at cost net of liabilities. The Company has no implied or unfunded commitments to these VIEs.
During the nine months ended September 30, 2009, the Company partially liquidated one limited partnership and liquidated one other investment for which the Company had been the primary beneficiary. As a result of the liquidations, the Company is no longer deemed to be the primary beneficiary and accordingly, these VIEs were deconsolidated.
The following table presents the carrying value of assets and liabilities and the maximum exposure to loss relating to VIEs for which the Company has a significant involvement with but has concluded that it is not the primary beneficiary and therefore are not consolidated. Each of these investments has been held by the Company for less than three years.

	September 30, 2009			December 31, 2008
			Maximum			Maximum
			Exposure			Exposure
	Assets	Liabilities	to Loss	Assets	Liabilities	to Loss

CLOs	$249	$—	$264	$280	$—	$316
CDOs	7	—	8	3	—	13

Total [1]	$256	$—	$272	$283	$—	$329

[1]	Maximum exposure to loss represents the Company’s investment in securities issued by CLOs/CDOs at cost. The Company has no implied or unfunded commitments to these VIEs.

4. Investments and Derivative Instruments (continued)
Derivative instruments
The Company utilizes a variety of over-the-counter and exchange traded derivative instruments as a part of its overall risk management strategy as well as to enter into replication transactions. Derivative instruments are used to manage risk associated with interest rate, equity market, credit spread, issuer default, price, and currency exchange rate risk or volatility. Replication transactions are used as an economical means to synthetically replicate the characteristics and performance of assets that would otherwise be permissible investments under the Company’s investment policies. The Company also purchases and issues financial instruments and products that either are accounted for as free-standing derivatives, such as certain reinsurance contracts, or may contain features that are deemed to be embedded derivative instruments, such as the GMWB rider included with certain variable annuity products.
The Company designates each derivative instrument as either a cash flow hedging instrument (“cash flow hedge”), a fair value hedging instrument (“fair value hedge”), or not qualified as a hedging instrument (“non-qualifying strategies”).
Cash flow hedges
Interest rate swaps
Interest rate swaps are primarily used to convert interest receipts on floating-rate fixed maturity securities or interest payments on floating-rate guaranteed investment contracts to fixed rates. These derivatives are predominantly used to better match cash receipts from assets with cash disbursements required to fund liabilities.
The Company also enters into forward starting swap agreements to hedge the interest rate exposure related to the purchase of fixed-rate securities or the anticipated future cash flows of floating-rate fixed maturity securities due to changes in interest rates. These derivatives are primarily structured to hedge interest rate risk inherent in the assumptions used to price certain liabilities.
Foreign currency swaps
Foreign currency swaps are used to convert foreign denominated cash flows related to certain investment receipts and liability payments to U.S. dollars in order to minimize cash flow fluctuations due to changes in currency rates.
Fair value hedges
Interest rate swaps
Interest rate swaps are used to hedge the changes in fair value of certain fixed rate liabilities and fixed maturity securities due to fluctuations in interest rates.
Foreign currency swaps
Foreign currency swaps are used to hedge the changes in fair value of certain foreign denominated fixed rate liabilities due to changes in foreign currency rates by swapping the fixed foreign payments to floating rate U.S. dollar denominated payments.
Non-qualifying strategies
Interest rate swaps, caps, floors, and futures
The Company uses interest rate swaps, caps, floors, and futures to manage duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of September 30, 2009 and December 31, 2008, the notional amount of interest rate swaps in offsetting relationships was $4.4 billion and $3.9 billion, respectively.
Foreign currency swaps and forwards
The Company enters into foreign currency swaps and forwards to convert the foreign currency exposures to U.S. dollars in certain of its foreign denominated fixed maturity investments. The Company also enters into foreign currency forward contracts that convert Euros to Yen in order to economically hedge the foreign currency risk associated with certain assumed Japanese variable annuity products.
Japan 3Win related foreign currency swaps
During the first quarter of 2009, the Company entered into foreign currency swaps to hedge the foreign currency exposure related to the Japan 3Win product guaranteed minimum income benefit (“GMIB”) fixed liability payments.
Japanese fixed annuity hedging instruments
The Company enters into currency rate swaps and forwards to mitigate the foreign currency exchange rate and Yen interest rate exposures associated with the Yen denominated individual fixed annuity product.

4. Investments and Derivative Instruments (continued)
Credit derivatives that purchase credit protection
Credit default swaps are used to purchase credit protection on an individual entity or referenced index to economically hedge against default risk and credit-related changes in value on fixed maturity securities. These contracts require the Company to pay a periodic fee in exchange for compensation from the counterparty should the referenced security issuers experience a credit event, as defined in the contract.
Credit derivatives that assume credit risk
Credit default swaps are used to assume credit risk related to an individual entity, referenced index, or asset pool, as a part of replication transactions. These contracts entitle the Company to receive a periodic fee in exchange for an obligation to compensate the derivative counterparty should the referenced security issuers experience a credit event, as defined in the contract. The Company is also exposed to credit risk due to embedded derivatives associated with credit linked notes.
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
GMWB product derivatives
The Company offers certain variable annuity products with a GMWB rider in the U.S. and formerly in the U.K. and Japan. The GMWB is a bifurcated embedded derivative that provides the policyholder with a GRB if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. Certain contract provisions can increase the GRB at contractholder election or after the passage of time. The notional value of the embedded derivative is the GRB balance.
GMWB reinsurance contracts
The Company has entered into reinsurance arrangements to offset a portion of its risk exposure to the GMWB for the remaining lives of covered variable annuity contracts. Reinsurance contracts covering GMWB are accounted for as free-standing derivatives. The notional amount of the reinsurance contracts is the GRB amount.
GMWB hedging instruments
The Company enters into derivative contracts to partially hedge exposure to the income volatility associated with the portion of the GMWB liabilities which are not reinsured. These derivative contracts include customized swaps, interest rate swaps and futures, and equity swaps, options, and futures, on certain indices including the S&P 500 index, EAFE index, and NASDAQ index. As of September 30, 2009, the notional amount related to the GMWB hedging instruments is $15.9 billion and consists of $10.9 billion of customized swaps, $1.4 billion of interest rate swaps and futures, and $3.6 billion of equity swaps, options, and futures.
Macro hedge program
The Company utilizes equity options, currency options, and equity futures contracts to partially hedge the statutory reserve impact of equity risk and foreign currency risk arising primarily from guaranteed minimum death benefit (“GMDB”) and GMWB obligations against a decline in the equity markets or changes in foreign currency exchange rates. As of September 30, 2009, the notional amount related to the macro hedge program is $18.1 billion and consists of $15.6 billion of equity options, $2.1 billion of currency options, and $0.4 billion of equity futures. The $2.1 billion of currency options include $1.1 billion of short put option contracts, therefore resulting in a net notional amount for the macro hedge program of approximately $17.0 billion.
GMIB and guaranteed minimum accumulation benefit (“GMAB”) reinsurance contracts
The Company reinsured the GMIB and GMAB embedded derivatives for host variable annuity contracts written by its affiliate, HLIKK, in Japan. The reinsurance contracts are accounted for as free-standing derivative contracts. The notional amount of the reinsurance contracts is the Yen denominated GRB balance value converted at the period-end Yen to U.S. dollar foreign spot exchange rate.
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

4. Investments and Derivative Instruments (continued)
Derivative Balance Sheet Classification
Derivative instruments are recorded in the Condensed Consolidated Balance Sheets at fair value. The Company offsets the fair value amounts, income accruals, and cash collateral held, related to derivative instruments executed in a legal entity and with the same counterparty under a master netting agreement. The table below summarizes the balance sheet classification of the Company’s derivative related fair value amounts, as well as the gross asset and liability fair value amounts. Derivatives in the Company’s separate accounts are not included because the associated gains and losses accrue directly to policyholders. The Company’s derivative instruments are held for risk management purposes, unless otherwise noted in the table below. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and is presented in the table to quantify the volume of the Company’s derivative activity. Notional amounts are not necessarily reflective of credit risk.

					Asset		Liability
	Net Derivatives				Derivatives		Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
	Sep. 30,	Dec. 31,	Sep. 30,	Dec. 31,	Sep. 30,	Dec. 31,	Sep. 30,	Dec. 31,
Hedge Designation/ Derivative Type	2009	2008	2009	2008	2009	2008	2009	2008

Cash flow hedges
Interest rate swaps	$8,743	$6,798	$174	$422	$249	$425	$(75)	$(3)
Foreign currency swaps	491	1,005	(6)	(21)	44	126	(50)	(147)

Total cash flow hedges	$9,234	$7,803	$168	$401	$293	$551	$(125)	$(150)

Fair value hedges
Interest rate swaps	$1,667	$2,138	$(41)	$(86)	$15	$41	$(56)	$(127)
Foreign currency swaps	696	696	(9)	(57)	53	48	(62)	(105)

Total fair value hedges	$2,363	$2,834	$(50)	$(143)	$68	$89	$(118)	$(232)

Non-qualifying strategies
Interest rate contracts
Interest rate swaps, caps, floors, and futures	$5,615	$5,269	$(86)	$(90)	$311	$687	$(397)	(777)
Foreign exchange contracts
Foreign currency swaps and forwards	937	648	(15)	45	8	52	(23)	(7)
Japan 3Win related foreign currency swaps	2,740	—	15	—	36	—	(21)	—
Japanese fixed annuity hedging instruments	2,270	2,334	396	383	396	383	—	—
Credit contracts
Credit derivatives that purchase credit protection	2,228	2,633	(31)	246	49	262	(80)	(16)
Credit derivatives that assume credit risk [1]	906	940	(209)	(309)	—	—	(209)	(309)
Credit derivatives in offsetting positions	3,023	1,453	(40)	(8)	115	85	(155)	(93)
Equity contracts
Equity index swaps, options, and futures	220	249	(15)	(14)	3	3	(18)	(17)
Variable annuity hedge program
GMWB product derivatives [1]	47,456	48,406	(2,981)	(6,590)	—	—	(2,981)	(6,590)
GMWB reinsurance contracts	11,035	11,798	524	1,268	538	1,302	(14)	(34)
GMWB hedging instruments	15,870	18,620	384	2,664	584	2,697	(200)	(33)
Macro hedge program	18,118	2,188	322	137	513	137	(191)	—
Other
GMIB and GMAB reinsurance contracts	20,123	20,192	(1,564)	(2,582)	—	—	(1,564)	(2,582)
Coinsurance and modified coinsurance reinsurance contract	1,359	1,068	—	—	—	—	—	—

Total non-qualifying strategies	$131,900	$115,798	$(3,300)	$(4,850)	$2,553	$5,608	$(5,853)	$(10,458)

Total cash flow hedges, fair value hedges, and non-qualifying strategies	$143,497	$126,435	$(3,182)	$(4,592)	$2,914	$6,248	$(6,096)	$(10,840)

Balance Sheet Location
Fixed maturities, available-for-sale	$170	$204	$(8)	$(3)	$—	$—	$(8)	$(3)
Other investments	40,716	12,197	1,242	1,122	1,843	1,576	(601)	(454)
Other liabilities	22,515	32,442	(382)	2,206	533	3,370	(915)	(1,164)
Consumer notes	64	70	(5)	(5)	—	—	(5)	(5)
Reinsurance recoverables	10,593	11,437	538	1,302	538	1,302	—	—
Other policyholder funds and benefits payable	69,439	70,085	(4,567)	(9,214)	—	—	(4,567)	(9,214)

Total Derivatives	$143,497	$126,435	$(3,182)	$(4,592)	$2,914	$6,248	$(6,096)	$(10,840)

[1]	The derivative instruments related to these hedging strategies are held for other investment purposes.

4. Investments and Derivative Instruments (continued)
Change in Notional Amount
The notional amount of derivatives increased since December 31, 2008, primarily related to derivatives associated with the macro hedge program, while GMWB related derivatives decreased, as a result of the Company rebalancing its risk management strategy to place a greater relative emphasis on the protection of statutory surplus. Approximately $1.1 billion of the $15.9 billion increase in the macro hedge notional amount represents short put option contracts therefore resulting in a net increase in notional of approximately $14.8 billion.
Change in Fair Value
The increase in the total fair value of derivative instruments since December 31, 2008, was primarily related to a net increase in GMIB and GMAB internal reinsurance derivatives and GMWB related derivatives, partially offset by a decrease in the fair value of interest rate derivatives, and credit derivatives.
•	The net improvement in the fair value of all GMWB related derivatives is primarily due to lower implied market volatility and a general increase in long-term interest rates, partially offset by rising equity markets. Additional improvements in GMWB product derivatives beyond market impacts include the relative outperformance of the underlying actively managed funds as compared to their respective indices, liability model assumption updates, and changes in credit standing. For more information on the policyholder behavior and liability model assumption updates, refer to Note 3.
•	The fair value of GMIB and GMAB internal reinsurance derivatives improved primarily due to liability model assumption updates for credit standing, an increase in the Japan equity markets, an increase in interest rates, and a decline in Japan equity market volatility. For more information on the liability model assumption update, refer to Note 3.
•	The fair value of interest rate derivatives used in cash flow hedge relationships declined due to rising long-term interest rates.
•	The fair value related to credit derivatives that economically hedge fixed maturity securities decreased while the fair value related to credit derivatives that assume credit risk as a part of replication transactions increased, both resulting from credit spreads tightening.
Cash Flow Hedges
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
The following table presents the components of the gain or loss on derivatives that qualify as cash flow hedges:
Derivatives in Cash Flow Hedging Relationships

					Net Realized Capital Gains (Losses)
	Gain (Loss) Recognized in OCI				Recognized in Income
	on Derivative (Effective Portion)				on Derivative (Ineffective Portion)
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009	2008	2009	2008

Interest rate swaps	$120	$71	$(237)	$48	$—	$(1)	$—	$3
Foreign currency swaps	(21)	107	(144)	79	17	—	57	(1)

Total	$99	$178	$(381)	$127	$17	$(1)	$57	$2

4. Investments and Derivative Instruments (continued)
Derivatives in Cash Flow Hedging Relationships

		Gain (Loss) Reclassified from AOCI into
		Income (Effective Portion)
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2009	2008	2009	2008

Interest rate swaps	Net realized capital gains (losses)	$—	$—	$—	$—
Interest rate swaps	Net investment income (loss)	8	(5)	20	(19)
Foreign currency swaps	Net realized capital gains (losses)	(24)	(19)	(97)	(59)
Foreign currency swaps	Net investment income (loss)	—	—	2	—

Total		$(16)	$(24)	$(75)	$(78)

As of September 30, 2009, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $27. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for forecasted transactions, excluding interest payments on existing variable-rate financial instruments) is four years.
For the three and nine months ended September 30, 2009 and 2008, the Company had $1 and $(4), respectively, before-tax, of net reclassifications from AOCI to earnings resulting from the discontinuance of cash flow hedges due to forecasted transactions that were no longer probable of occurring.
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
The Company recognized in income gains (losses) representing the ineffective portion of all fair value hedges as follows:
Derivatives in Fair Value Hedging Relationships

	Gain (Loss) Recognized in Income [1]
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2009		2008		2009		2008
	Derivative	Hedged Item	Derivative	Hedged Item	Derivative	Hedged Item	Derivative	Hedged Item

Interest rate swaps
Net realized capital gains (losses)	$(15)	$15	$(13)	$12	$51	$(47)	$(13)	$10
Benefits, losses and loss adjustment expenses	9	(9)	(11)	12	(33)	35	(12)	15
Foreign currency swaps
Net realized capital gains (losses)	(1)	1	(74)	74	46	(46)	(50)	50
Benefits, losses and loss adjustment expenses	2	(2)	25	(25)	2	(2)	5	(5)

Total	$(5)	$5	$(73)	$73	$66	$(60)	$(70)	$70

[1]	The amounts presented do not include the periodic net coupon settlements of the derivative or the coupon income (expense) related to the hedged item. The net of the amounts presented represents the ineffective portion of the hedge.

4. Investments and Derivative Instruments (continued)
Non-qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized capital gains (losses). The following table presents the gain or loss recognized in income on non-qualifying strategies:
Non-qualifying Strategies
Gain (Loss) Recognized within Net Realized Capital Gains (Losses)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Interest rate contracts
Interest rate swaps, caps, floors, and forwards	$3	$(11)	$24	$7
Foreign exchange contracts
Foreign currency swaps and forwards	(9)	37	(49)	14
Japan 3Win hedging derivatives [1]	128	—	18	—
Japanese fixed annuity hedging instruments [2]	178	28	60	69
Credit contracts
Credit derivatives that purchase credit protection	(71)	20	(351)	72
Credit derivatives that assume credit risk	45	(114)	103	(347)
Equity contracts
Equity index swaps, options, and futures	2	2	(2)	2
Variable annuity hedge program
GMWB product derivatives	390	(714)	3,719	(1,621)
GMWB reinsurance contracts	(110)	106	(766)	218
GMWB hedging instruments	(478)	475	(1,878)	520
Macro hedge program	(328)	24	(692)	29
Other
GMIB and GMAB product reinsurance contracts	(413)	(399)	990	(717)

Total	$(663)	$(546)	$1,176	$(1,754)

[1]	The associated liability is adjusted for changes in dollar/yen exchange spot rates through realized capital gains and losses and was $(150) for the three months ended September 30, 2009 and $(10) for the nine months ended September 30, 2009.

[2]	The associated liability is adjusted for changes in dollar/yen exchange spot rates through realized capital gains and losses and was $(176) and $0 for the three months ended September 30, 2009 and 2008, respectively, and $(25) and $(82) for the nine months ended September 30, 2009 and 2008, respectively.
The net realized capital loss for the three months ended and the net realized capital gain for the nine months ended September 30, 2009, related to derivatives used in non-qualifying strategies was primarily due to the following:
•	The net loss on all GMWB related derivatives for the three months ended September 30, 2009, was primarily due to a general decrease in long-term interest rates, higher implied market volatility, and rising equity markets. Additional losses in the GMWB product related derivatives beyond market impacts include liability model assumption updates and changes in credit standing, partially offset by gains due to the relative outperformance of the underlying actively managed funds as compared to their respective indices. The net gain for the nine months ended September 30, 2009, was primarily due to lower implied market volatility and a general increase in long-term interest rates, partially offset by rising equity markets. Additional gains on GMWB product derivatives beyond market impacts include the relative outperformance of the underlying actively managed funds as compared to their respective indices, liability model assumption updates, and changes in credit standing. For more information on the policyholder behavior and liability model assumption updates, refer to Note 3.
•	The net loss for the three months ended September 30, 2009, on derivatives associated with GMIB and GMAB product reinsurance contracts, which are reinsured to a related party, was primarily due to changes in the credit market and liability model assumption updates for lapses and mortality. The net gain for the nine months ended September 30, 2009, was primarily due to liability model assumption updates for credit standing, an increase in the Japan equity markets, an increase in interest rates, and a decline in Japan equity market volatility. For more information on the liability model assumption update, refer to Note 3.
•	The net loss on the macro hedge program was primarily the result of an increase in the equity markets and the impact of trading activity.
•	The net gain on the Japanese fixed annuity and Japan 3Win hedging instruments for the three months ended September 30, 2009, was primarily due to weakening of the U.S. dollar against the Japanese Yen.
•	The net loss on credit derivatives that purchase credit protection to economically hedge fixed maturity securities and the net gain on credit derivatives that assume credit risk as a part of replication transactions resulted from credit spreads tightening.

4. Investments and Derivative Instruments (continued)
For the three and nine months ended September 30, 2008, the net realized capital loss of related to non-qualifying strategies were primarily due to the following:
•	The net losses on GMWB related derivatives were primarily related to liability model assumption updates for mortality in the first quarter and market-based hedge ineffectiveness in the third quarter due to extremely volatile capital markets.
•	The net loss related to GMIB product reinsurance contract derivatives, which are reinsured to a related party, was primarily due to a decline in the Japan equity markets.
•	The losses on credit derivatives that assume credit risk and the gains on credit derivatives that purchase credit protection were a result of credit spreads widening.
•	The gains on the Japanese fixed annuity hedging instruments for nine months ended September 30, 2008, were primarily due to the Japanese yen strengthening against the U.S. dollar.
For the three and nine months ended September 30, 2008, the Company has incurred losses of $(39) on derivative instruments due to counterparty default related to the bankruptcy of Lehman Brothers Inc. These losses were a result of the contractual collateral threshold amounts and open collateral calls in excess of such amounts immediately prior to the bankruptcy filing, as well as interest rate and credit spread movements from the date of the last collateral call to the date of the bankruptcy filing.
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
The following tables present the notional amount, fair value, weighted average years to maturity, underlying referenced credit obligation type and average credit ratings, and offsetting notional amounts and fair value for credit derivatives in which the Company is assuming credit risk as of September 30, 2009 and December 31, 2008.

As of September 30, 2009
				Underlying Referenced
				Credit Obligation(s) [1]
			Weighted
			Average		Average	Offsetting
Credit Derivative type by derivative	Notional	Fair	Years to		Credit	Notional	Offsetting
risk exposure	Amount [2]	Value	Maturity	Type	Rating	Amount [3]	Fair Value [3]

Single name credit default swaps
Investment grade risk exposure	$466	$6	5 years	Corporate Credit/ Foreign Gov.	A+	$454	$(33)
Below investment grade risk exposure	114	(7)	4 years	Corporate Credit	B+	71	(10)
Basket credit default swaps [4]
Investment grade risk exposure	684	8	4 years	Corporate Credit	BBB+	634	(9)
Investment grade risk exposure	353	(91)	7 years	CMBS Credit	BBB+	353	91
Below investment grade risk exposure	725	(196)	5 years	Corporate Credit	BBB	—	—
Credit linked notes
Investment grade risk exposure	76	68	2 years	Corporate Credit	BBB+	—	—

Total	$2,418	$(212)				$1,512	$39

4. Investments and Derivative Instruments (continued)

As of December 31, 2008
				Underlying Referenced
				Credit Obligation(s) [1]
			Weighted
			Average		Average	Offsetting
Credit Derivative type by derivative	Notional	Fair	Years to		Credit	Notional	Offsetting
risk exposure	Amount [2]	Value	Maturity	Type	Rating	Amount [3]	Fair Value [3]

Single name credit default swaps
Investment grade risk exposure	$47	$—	4 years	Corporate Credit	A-	$35	$(9)
Below investment grade risk exposure	46	(12)	4 years	Corporate Credit	CCC+	—	—
Basket credit default swaps [4]
Investment grade risk exposure	1,139	(196)	5 years	Corporate Credit	A-	489	8
Investment grade risk exposure	203	(70)	8 years	CMBS Credit	AAA	203	70
Below investment grade risk exposure	125	(104)	6 years	Corporate Credit	BB+	—	—
Credit linked notes
Investment grade risk exposure	106	95	2 years	Corporate Credit	BBB+	—	—

Total	$1,666	$(287)				$727	$69

[1]	The average credit ratings are based on availability and the midpoint of the applicable ratings among Moody’s, S&P, and Fitch. If no rating is available from a rating agency, then an internally developed rating is used.

[2]	Notional amount is equal to the maximum potential future loss amount. There is no specific collateral related to these contracts or recourse provisions included in the contracts to offset losses.

[3]	The Company has entered into offsetting credit default swaps to terminate certain existing credit default swaps, thereby offsetting the future changes in value of or losses paid related to the original swap.

[4]	Includes $1.6 billion and $1.3 billion as of September 30, 2009 and December 31, 2008, respectively, of standard market indices of diversified portfolios of corporate issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index. Also includes $175 as of September 30, 2009 and December 31, 2008, of customized diversified portfolios of corporate issuers referenced through credit default swaps.
5. Deferred Policy Acquisition Costs and Present Value of Future Profits
Life
Unlock Results
During the second quarter of 2009, the Company revised its estimation of future gross profits using a “Reversion to Mean” (“RTM”) estimation technique to estimate future separate account returns. RTM is an estimation technique commonly used by insurance entities to project future separate account returns. Through this estimation technique, the Company’s DAC model will be adjusted to reflect actual account values at the end of each quarter and through a consideration of recent returns, we will adjust future projected returns over a five year period so that the account value returns to the long-term expected rate of return, providing that those projected returns for the next five years do not exceed certain caps or floors. This will result in a DAC Unlock, described below, each quarter. However, benefits and assessments used in the determination of death benefits and other insurance benefit reserves, on variable annuity and universal life contracts which are in addition to the account value liability representing the policyholders’ funds, will be derived from a set of stochastic scenarios that have been calibrated to our reversion to mean separate account returns. Refer to Note 7 for further information on death benefits and other insurance benefit reserves. In addition, at a minimum, annually during third quarter, the Company completes non-market related assumptions studies and incorporates the results of those studies into its projection of future gross profits.

5. Deferred Policy Acquisition Costs and Present Value of Future Profits (continued)
The policy related in-force or account values at September 30, 2009 were used to project future gross profits using the RTM separate account return estimate. During the third quarter of 2009, the Company recorded an Unlock benefit of $62. This Unlock benefit included the effect of strong equity market returns generating an Unlock benefit of $224, offset by changes in non-market related assumptions generating an Unlock charge of $162. The Unlock benefit resulting from equity market growth was less than that recorded in the second quarter of 2009 despite comparable returns of the S&P 500. This decline was primarily due to actual Company separate account returns earning less than in the second quarter and a slower decline in expected death benefits as policyholders become less “in-the- money”. Unlock charges from non-market assumption changes were primarily driven by the Company’s estimate of higher assumed macro hedge program costs in 2010. Other significant assumption changes included decreases in mortality, increases in credit loss estimates and declines in net investment spread. The Company is continually evaluating various aspects of policyholder behavior and may modify certain of its assumptions, including living benefit lapses and withdrawal rates, if credible emerging data indicates that changes are warranted. The following table displays the components, by segment, of the Company’s third quarter Unlock.

			Death
			and Other
		Unearned	Insurance	Sales
Segment		Revenue	Benefit	Inducement
After-tax (charge) benefit	DAC	Reserves	Reserves [1]	Assets	Total

Retail	$14	$(13)	$77	$(9)	$69
Retirement Plans	(1)	—	1	—	—
Individual Life	(27)	7	(4)	—	(24)
Institutional	(1)	—	—	—	(1)
Other	7	—	12	(1)	18
Total	$(8)	$(6)	$86	$(10)	$62

[1]	As a result of the Unlock, reserves, in Retail, decreased $223, pre-tax, offset by a decrease of $105, pre-tax, in reinsurance recoverables.
In addition, during the first quarter of 2009, the Company failed its quarterly tests resulting in an Unlock of future estimated gross profits (the “Unlock”). The policy related in-force or account values at March 31, 2009 were used to project future gross profits. The after-tax impact on the Company’s assets and liabilities as a result of the first quarter Unlock, based on our quantitative and qualitative tests and the third quarter Unlock using the RTM estimation technique, for the nine months ended September 30, 2009 was:

			Death
			and Other
		Unearned	Insurance	Sales
Segment		Revenue	Benefit	Inducement
After-tax (charge) benefit	DAC	Reserves	Reserves [1]	Assets	Total

Retail	$(489)	$18	$(153)	$(39)	$(663)
Retirement Plans	(54)	—	(1)	(1)	(56)
Institutional	(1)	—	—	—	(1)
Individual Life	(91)	47	(4)	—	(48)
Other [2]	(67)	6	(11)	(9)	(81)
Total	$(702)	$71	$(169)	$(49)	$(849)

[1]	As a result of the Unlock, reserves, in Retail, increased $518, pre-tax, offset by an increase of $281, pre-tax, in reinsurance recoverables.

[2]	The most significant contributor to the Unlock amounts recorded during the first quarter of 2009 were as a result of actual separate account returns from the period ending October 1, 2008 to March 31, 2009 being significantly below our aggregated estimated return while the opposite was true for the second and third quarters of 2009.

5. Deferred Policy Acquisition Costs and Present Value of Future Profits (continued)
The after-tax impact on the Company’s assets and liabilities as a result of the Unlock during the third quarter 2008 was as follows:

			Death and
			Other
		Unearned	Insurance	Sales
Segment		Revenue	Benefit	Inducement
After-tax (charge) benefit	DAC	Reserves	Reserves [1]	Assets	Total

Retail	$(648)	$18	$(75)	$(27)	$(732)
Retirement Plans	(49)	—	—	—	(49)
Individual Life	(29)	(12)	(3)	—	(44)

Total	$(726)	$6	$(78)	$(27)	$(825)

[1]	As a result of the Unlock, death benefit reserves, in Retail, increased $389, pre-tax, offset by an increase of $273, pre-tax, in reinsurance recoverables.
Changes in deferred policy acquisition costs and present value of future profits were as follows:

	2009	2008

Balance, January 1	9,944	8,601
Deferred costs	537	991
Amortization — Deferred policy acquisition costs and present value of future profits [1]	(749)	(265)
Amortization — Unlock, pre-tax	(1,043)	(1,118)
Adjustments to unrealized gains and losses on securities, available-for-sale and other [3]	(724)	811
Effect of currency translation adjustment	21	(2)
Effects of new accounting guidance for investments other-than-temporarily impaired [2]	(54)	—

Balance, September 30	7,932	9,018

[1]	The increase in amortization from the prior year period is due to lower actual gross profits in 2008 resulting from increased realized capital losses primarily from the adoption of new accounting guidance for fair values at the beginning of the first quarter of 2008.

[2]	The adjustment reflects the effect of credit spreads tightening, resulting in unrealized gains on securities in 2009.

[3]	The effect of adopting new accounting guidance for investments other-than-temporarily impaired resulted in an increase to retained earnings and as a result a DAC charge of $54. In addition, an offsetting amount was recorded in unrealized losses as unrealized losses increased upon adoption of new accounting guidance for investments other-than-temporarily impaired.
6. Goodwill
The carrying amount of goodwill allocated to the Company’s reporting units as of September 30, 2009 and December 31, 2008 is shown below.

	September 30,	December 31,
Reporting Unit	2009	2008
Retail — Other	$159	$159
Retirement	87	79
Individual Life	224	224

Total	$470	$462

In accordance with Goodwill and Other Intangible Assets, the Company performed a goodwill impairment test on its reporting units in the first quarter of 2009. No goodwill impairment charges were recorded as a result of that test.

7. Separate Accounts, Death Benefits and Other Insurance Benefit Features
The Company records the variable portion of individual variable annuities, 401(k), institutional, 403(b)/457, private placement life and variable life insurance products within separate account assets and liabilities. Separate account assets are reported at fair value. Separate account liabilities are set equal to separate account assets. Separate account assets are segregated from other investments. Investment income and gains and losses from those separate account assets, which accrue directly to, and whereby investment risk is borne by the policyholder, are offset by the related liability changes within the same line item in the condensed consolidated statements of operations. The fees earned for administrative and contract holder maintenance services performed for these separate accounts are included in fee income. For the nine months ended September 30, 2009 and 2008, there were no gains or losses on transfers of assets from the general account to the separate account.
Many of the variable annuity and universal life (“UL”) contracts issued by the Company offer death benefits and other insurance benefit features including guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefit (“GMIB”), and UL secondary guarantee benefits. UL secondary guarantee benefits ensure that the policy will not terminate, and will continue to provide a death benefit, even if there is insufficient policy value to cover the monthly deductions and charges. GMDBs are offered in various forms as described in further detail throughout this Note 7. These death benefits and other insurance benefit features require an additional liability be held above the account value liability representing the policy holders funds. The Company reinsures a portion of the GMDBs and UL secondary guarantees associated with its in-force block of business. The Company also assumes, through reinsurance, GMDB, GMIB, GMWB, and GMAB offered by an affiliate. For additional information related to the risk associated with the affiliate reinsurance of the GMIB, GMWB, and GMAB, see Note 3.
Changes in the gross GMDB and UL secondary guarantee benefits sold with annuity and/or UL products are as follows:

		UL Secondary
	GMDB [1]	Guarantees [1]

Liability balance as of January 1, 2009	882	40
Incurred	293	21
Unlock	537	5
Paid	(417)	—

Liability balance as of September 30, 2009	1,295	66

[1]	The reinsurance recoverable asset related to the GMDB was $802 as of September 30, 2009. The reinsurance recoverable asset related to the UL Secondary Guarantees was $20 as of September 30, 2009.

		UL Secondary
	GMDB [1]	Guarantees [1]

Liability balance as of January 1, 2008	531	19
Incurred	135	16
Unlock	389	—
Paid	(127)	—

Liability balance as of September 30, 2008	928	35

[1]	The reinsurance recoverable asset related to the GMDB was $611 as of September 30, 2008. The reinsurance recoverable asset related to the UL Secondary Guarantees was $14 as of September 30, 2008.
The net death benefit and other insurance benefit reserves are established by estimating the expected value of net reinsurance costs and death benefits in excess of the projected account balance. The additional death benefits and net reinsurance costs are recognized ratably over the accumulation period based on total expected assessments. The death benefit and other insurance benefit reserves are recorded in reserve for future policy benefits in the Company’s condensed consolidated balance sheets. Changes in the death benefit and other insurance benefit reserves are recorded in benefits, losses and loss adjustment expenses in the Company’s condensed consolidated statements of operations. In a manner consistent with the Company’s accounting policy for deferred acquisition costs, the Company regularly evaluates estimates used and adjusts the additional liability balances, with a related charge or credit to benefit expense if actual experience or other evidence suggests that earlier assumptions should be revised.

7. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)
The following table provides details concerning GMDB exposure directly written by the Company:
Breakdown of Variable Annuity Account Value by GMDB Type at September 30, 2009

			Retained Net	Weighted Average
	Account	Net amount	Amount	Attained Age of
Maximum anniversary value (“MAV”) [1]	Value	at Risk [8]	at Risk [8]	Annuitant

MAV only	$27,380	$9,565	$2,929	66
With 5% rollup [2]	1,991	802	306	66
With Earnings Protection Benefit Rider (“EPB”) [3]	5,880	1,490	159	63
With 5% rollup & EPB	784	257	51	66

Total MAV	36,035	12,114	3,445
Asset Protection Benefit (“APB”) [4]	28,303	6,480	4,158	64
Lifetime Income Benefit (“LIB”) [5]	1,299	260	260	62
Reset [6] (5-7 years)	3,715	604	604	67
Return of Premium [7] /Other	20,724	1,898	1,751	64

Subtotal Account Value Subject to U.S. Guaranteed Minimum Death Benefits [9]	$90,076	$21,356	$10,218	65
Less: General Account Value Subject to U.S. Guaranteed Minimum Death Benefits	6,858

Subtotal Separate Account Liabilities Subject to U.S. Guaranteed Minimum Death Benefits	83,218
Separate Account Liabilities Not Subject to U.S. Guaranteed Minimum Death Benefits	72,726

Total Separate Account Liabilities	155,944

Note:	This table does not include assumed GMDB reinsurance from HLIKK with net amount at risk of $3.1 billion as of September 30, 2009

[1]	MAV: the death benefit is the greatest of current account value, net premiums paid and the highest account value on any anniversary before age 80 (adjusted for withdrawals).

[2]	Rollup: the death benefit is the greatest of the MAV, current account value, net premium paid and premiums (adjusted for withdrawals) accumulated at generally 5% simple interest up to the earlier of age 80 or 100% of adjusted premiums.

[3]	EPB: the death benefit is the greatest of the MAV, current account value, or contract value plus a percentage of the contract’s growth. The contract’s growth is account value less premiums net of withdrawals, subject to a cap of 200% of premiums net of withdrawals.

[4]	APB: the death benefit is the greater of current account value or MAV, not to exceed current account value plus 25% times the greater of net premiums and MAV (each adjusted for premiums in the past 12 months).

[5]	LIB: the death benefit is the greatest of current account value, net premiums paid, or for certain contracts a benefit amount that ratchets over time, generally based on market performance.

[6]	Reset: the death benefit is the greatest of current account value, net premiums paid and the most recent five to seven year anniversary account value before age 80 (adjusted for withdrawals).

[7]	Return of premium: the death benefit is the greater of current account value and net premiums paid.

[8]	Net amount at risk is defined as the guaranteed benefit in excess of the current account value. Retained net amount at risk is net amount at risk reduced by that amount which has been reinsured to third parties. Net amount at risk and retained net amount at risk are highly sensitive to equity market movements. For example, as equity market declines, net amount at risk and retained net amount at risk will generally increase.

[9]	Account value includes the contractholder’s investment in the separate account and the general account.
See Note 3 for a description of the Company’s guaranteed living benefits that are accounted for at fair value.
Account balances of contracts with guarantees were invested in variable separate accounts as follows:

Asset type	September 30, 2009	December 31, 2008

Equity securities	$73,808	$63,114
Cash and cash equivalents	9,410	10,174

Total	$83,218	$73,288

As of September 30, 2009 and December 31, 2008, approximately 15% and 16%, respectively, of the equity securities above were invested in fixed income securities through these funds and approximately 85% and 84%, respectively, were invested in equity securities.

8. Sales Inducements
The Company currently offers enhanced crediting rates or bonus payments to contract holders on certain of its individual and group annuity products. The expense associated with offering a bonus is deferred and amortized over the life of the related contract in a pattern consistent with the amortization of deferred policy acquisition costs. Consistent with the Company’s Unlocks in the nine months ended September 30, 2009, the Company Unlocked the amortization of the sales inducement asset. See Note 5, for more information concerning the Unlocks.
Changes in deferred sales inducement activity were as follows for the nine months ended September 30:

	2009	2008

Balance, January 1	$533	$459
Sales inducements deferred	37	121
Amortization — Unlock	(70)	(43)
Amortization	(95)	13

Balance, end of period	$405	$550

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
Broker Compensation Litigation -
Following the New York Attorney General’s filing of a civil complaint against Marsh & McLennan Companies, Inc., and Marsh, Inc. (collectively, “Marsh”) in October 2004 alleging that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them, private plaintiffs brought several lawsuits against the Company predicated on the allegations in the Marsh complaint, to which the Company was not party. Among these is a multidistrict litigation in the United States District Court for the District of New Jersey. There are two consolidated amended complaints filed in the multidistrict litigation, one related to conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. The Company and various of its subsidiaries are named in both complaints. The complaints assert, on behalf of a putative class of persons who purchased insurance through broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group benefits complaint, claims under the Employee Retirement Income Security Act of 1974 (“ERISA”). The claims are predicated upon allegedly undisclosed or otherwise improper payments of contingent commissions to the broker defendants to steer business to the insurance company defendants. The district court has dismissed the Sherman Act and RICO claims in both complaints for failure to state a claim and has granted the defendants’ motions for summary judgment on the ERISA claims in the group-benefits products complaint. The district court further has declined to exercise supplemental jurisdiction over the state law claims, has dismissed those state law claims without prejudice, and has closed both cases. The plaintiffs have appealed the dismissal of the claims in both consolidated amended complaints, except the ERISA claims.
Structured Settlement Class Action Litigation - In October 2005, a putative nationwide class action was filed in the United States District Court for the District of Connecticut against the Company and several of its subsidiaries on behalf of persons who had asserted claims against an insured of a Hartford property & casualty insurance company that resulted in a settlement in which some or all of the

9. Commitments and Contingencies
settlement amount was structured to afford a schedule of future payments of specified amounts funded by an annuity from a Hartford life insurance company (“Structured Settlements”). The operative complaint alleges that since 1997 the Company has systematically deprived the settling claimants of the value of their damages recoveries by secretly deducting 15% of the annuity premium of every Structured Settlement to cover brokers’ commissions, other fees and costs, taxes, and a profit for the annuity provider, and asserts claims under the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and state law. The plaintiffs seek compensatory damages, punitive damages, pre-judgment interest, attorney’s fees and costs, and injunctive or other equitable relief. The Company vigorously denies that any claimant was misled or otherwise received less than the amount specified in the structured-settlement agreements. In March 2009, the district court certified a class for the RICO and fraud claims composed of all persons, other than those represented by a plaintiffs’ broker, who entered into a Structured Settlement since 1997 and received certain written representations about the cost or value of the settlement. The district court declined to certify a class for the breach-of-contract and unjust-enrichment claims. The Company’s petition to the United States Court of Appeals for the Second Circuit for permission to file an interlocutory appeal of the class-certification ruling was denied in October 2009.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the insurance operating entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the insurance operating entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the insurance operating entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of September 30, 2009, is $578. Of this $578, the insurance operating entities have posted collateral of $577 in the normal course of business. Based on derivative market values as of September 30, 2009, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require approximately an additional $17 to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we may be required to post is primarily in the form of U.S. Treasury bills and U.S. Treasury notes.
10. Stock Compensation Plans
Hartford Life’s employees are included in The Hartford 2005 Incentive Stock Plan and The Hartford Employee Stock Purchase Plan and The Hartford Deferred Stock Unit Plan.
The Hartford has two primary stock-based compensation plans. Shares issued in satisfaction of stock-based compensation may be made available from authorized but unissued shares, shares held by The Hartford in treasury or from shares purchased in the open market. The Hartford typically issues shares from treasury in satisfaction of stock-based compensation. The Company was allocated compensation expense of $9 and $3 for the three months ended September 30, 2009 and 2008 and $15 and $14 for the nine months ended September 30, 2009 and 2008, respectively. The Company’s income tax benefit recognized for stock-based compensation plans was $2 and $1 for the three months ended September 30, 2009 and 2008 and $4 and $4 for the nine months ended September 30, 2009 and 2008, respectively. The Company did not capitalize any cost of stock-based compensation.

11. Transactions with Affiliates
Transactions of the Company with Hartford Fire Insurance Company, Hartford Holdings and its affiliates relate principally to tax settlements, reinsurance, insurance coverage, rental and service fees, payment of dividends and capital contributions. In addition, an affiliated entity purchased group annuity contracts from the Company to fund structured settlement periodic payment obligations assumed by the affiliated entity as part of claims settlements with property casualty insurance companies and self-insured entities. As of September 30, 2009 and December 31, 2008 the Company had $49 and $49, respectively of claim annuities purchased from an affiliated entity. Substantially all general insurance expenses related to the Company, including rent and employee benefit plan expenses are initially paid by The Hartford. Direct expenses are allocated to the Company using specific identification, and indirect expenses are allocated using other applicable methods. Indirect expenses include those for corporate areas which, depending on type, are allocated based on either a percentage of direct expenses or on utilization.
Hartford Life sold fixed market value adjusted (“MVA”) annuity products to customers in Japan. The yen based MVA product was written by the Hartford Life Insurance KK (“HLIKK”), a wholly owned Japanese subsidiary of Hartford Life and subsequently reinsured to the Company. As of September 30, 2009 and December 31, 2008, $ 2.7 billion and $2.8 billion, respectively, of the account value had been assumed by the Company.
Effective August 31, 2005, a subsidiary of the Company, Hartford Life and Annuity Insurance Company (“HLAI”), entered into a reinsurance agreement with HLIKK. Through this agreement, HLIKK agreed to cede and HLAI agreed to reinsure 100% of the risks associated with the in-force and prospective GMIB riders issued by HLIKK on its variable annuity business. Effective July 31, 2006, the agreement was modified to include the GMDB on covered contracts that have an associated GMIB rider. The modified reinsurance agreement applies to all contracts, GMIB riders and GMDB riders in-force and issued as of July 31, 2006 and prospectively, except for policies and GMIB riders issued prior to April 1, 2005, which were recaptured. Additionally, a tiered reinsurance premium structure was implemented. On the date of recapture, HLAI forgave the reinsurance derivative asset of $110 and paid HLIKK $38. The net result of the recapture was recorded as a dividend of $93, after-tax. GMIB riders issued by HLIKK subsequent to April 1, 2005 continue to be reinsured by HLAI. While the form of the agreement between HLAI and HLIKK for GMIB business is reinsurance, in substance and for accounting purposes the agreement is a free standing derivative. As such, the reinsurance agreement for GMIB business is recorded at fair value on the Company’s balance sheet, with prospective changes in fair value recorded in net realized capital gains (losses) in net income. The fair value of GMIB liability at September 30, 2009 and December 31, 2008 is $1.6 billion and $2.6 billion (of which $148 relates to the adoption of fair value), respectively. HLIKK ceased issuing new business effective June 1, 2009. For additional information regarding GMIB liability, see Note 3 of Notes to Condensed Consolidated Financial Statements.
Effective September 30, 2007, HLAI entered into another reinsurance agreement where HLIKK agreed to cede and HLAI agreed to reinsure 100% of the risks associated with the in-force and prospective GMAB, GMIB and GMDB riders issued by HLIKK on certain of its variable annuity business. The reinsurance of the GMAB riders is accounted for as a free-standing derivative recorded at fair value on the Company’s balance sheet, with prospective changes in fair value recorded in net realized capital gains (losses) in net income. The fair value of the GMAB is a liability of $1 and $1 at September 30, 2009 and December 31, 2008, respectively. This treaty covered HLIKK’s “3 Win” annuity. This product contains a GMIB feature that triggers at a float value of 80% of original premium and gives the policyholder an option to receive either an immediate withdrawal of account value without surrender charges or a payout annuity of the original premium over time. As a result of capital markets underperformance, 97% of contracts, a total of $3.1 billion triggered during the fourth quarter of 2008, and of this amount $2.2 billion have elected the payout annuity. The Company received the proceeds of this triggering impact, net of the first annuity payout, through a structured financing transaction with HLIKK and will pay the associated benefits to HLIKK over a 12-year payout.
Effective February 29, 2008, HLAI entered into another reinsurance agreement where HLIKK agreed to cede and HLAI agreed to reinsure 100% of the risks associated with the in-force and prospective GMWB riders issued by HLIKK on certain variable annuity business. The reinsurance of the GMWB riders is accounted for as a free-standing derivative recorded at fair value on the Company’s balance sheet, with prospective changes in fair value recorded in net realized capital gains (losses) in net income. The fair value of the GMWB was a liability of $14 and $34 at September 30, 2009 and December 31, 2008, respectively.
The Reinsurance Agreement for GMDB business is accounted for as a Death Benefit and Other Insurance Benefit Reserves which is not reported at fair value. As of September 30, 2009 the liability for the assumed reinsurance of the GMDB and the net amount at risk was $50 and $ 3.1 billion, respectively. As of December 31, 2008 the liability for the assumed reinsurance of the GMDB and the net amount at risk was $14 and $4.3 billion, respectively.
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

12. Equity
Noncontrolling Interests
Noncontrolling interest includes VIEs in which the Company has concluded that it is the primary beneficiary; see Note 4 for further discussion of the Company’s involvement in VIEs, and general account mutual funds where the Company holds the majority interest in seed money investments. The Company records noncontrolling interest as a component of equity. The noncontrolling interest within these entities is likely to change, as these entities represent investment vehicles whereby investors may frequently redeem or contribute to these investments. As such, the change in noncontrolling ownership interest represented in the Company’s Condensed Consolidated Statement of Changes in Equity will primarily represent redemptions and additional subscriptions within these investment vehicles.
The following table represents the change in noncontrolling ownership interest recorded in the Company’s Condensed Consolidated Statement of Changes in Equity for the VIEs and mutual fund seed investments for the nine months ended September 30, 2009 and 2008:

	September 30,
	2009	2008

Redemptions of The Hartford’s interest in VIEs and mutual fund seed investments resulting in deconsolidation (1)	$(48)	$(22)

Net (redemptions) and subscriptions from noncontrolling interests	$(69)	$72

Total change in noncontrolling interest ownership	$(117)	$50

(1)	The redemptions of the The Hartford’s interest in VIEs and mutual fund seed investments for the nine months ended September 30, 2009 and 2008 resulted in a loss of $6 and a gain of $1, respectively, which were recognized in realized capital gains (losses).

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
Termination benefits related to workforce reductions, asset impairment charges and lease and other contract terminations have been accrued through September 30, 2009. No significant additional costs are expected.
The following pre-tax charges were incurred during the nine months ended September 30, 2009 in connection with the restructuring initiatives previously announced:

Total restructuring costs

Other severance benefits	$19
Asset impairment charges	$26
Other contract termination charges	$5

Total restructuring, severance and other costs for the three months ended September 30, 2009	$50

As of September 30, 2009 the liability for other contract termination charges was $5 as there were no payments made during the three months ended September 30, 2009 for these charges. Amounts incurred during the three months ended September 30, 2009 were recorded in the Life Other segment as other expenses.
14. Subsequent Events
On October 29, 2009 approval was received from the domiciliary state for a subsidiary of HLIC to enter into one or more reinsurance agreements with an affiliated captive reinsurance company to cede both in-force and future U.S. and assumed Japan variable annuity business. The arrangement includes both modified coinsurance and coinsurance with funds withheld components.
In ceding this business, future profits of these contracts will be transferred to the affiliated captive reinsurance company. This transfer of future profits will result in a reduction of DAC and a corresponding charge to Net Income. Partially offsetting this will be a reduction in the fair value associated with guaranteed living benefit riders on the contracts being reinsured. This reduction in liability will result in an increase to HLIC’s equity. The combination of these two components as well as capital anticipated to be contributed to the affiliated entity is expected to reduce HLIC’s consolidated GAAP equity between $700 and $1.3 billion dollars.
The purpose of this transaction is to reduce the volatility associated with statutory risk based capital requirements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in millions, unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Hartford Life Insurance Company and its subsidiaries (“Hartford Life Insurance Company”, “Life” or the “Company”) as of September 30, 2009, compared with December 31, 2008, and its results of operations for the three and nine months ended September 30, 2009 compared to the equivalent 2008 periods. This discussion should be read in conjunction with the MD&A in Hartford Life Insurance Company’s 2008 Form 10-K Annual Report and the Current Report on Form 8-K filed on April 30, 2009.
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
INDEX

Overview	47	Other	75

Critical Accounting Estimates	48	Investment Credit Risk	76

Consolidated Results of Operations	66	Capital Resources and Liquidity	91

Retail	68	Accounting Standards	94

Individual Life	70

Retirement Plans	72

Institutional	74

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
The deferred policy acquisition costs asset and present value of future profits (“PVFP”) intangible asset (hereafter, referred to collectively as “DAC”) related to investment contracts and universal life-type contracts (including variable annuities) are amortized in the same way, over the estimated life of the contracts acquired using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of estimated gross profits (“EGPs”). EGPs are also used to amortize other assets and liabilities on the Company’s balance sheet, such as sales inducement assets and unearned revenue reserves (“URR”). Components of EGPs are used to determine reserves for guaranteed minimum death, income and universal life secondary guarantee benefits accounted for and collectively referred to as the death benefit and other insurance benefit reserves. At September 30, 2009 and December 31, 2008, the carrying value of the Company’s DAC asset was $7.9 billion and $9.9 billion, respectively. At September 30, 2009, the sales inducement asset, unearned revenue reserves, and the death benefit and other insurance benefit reserve balances were $405, $1.3 billion and $1.4 billion, respectively. At December 31, 2008, the sales inducement asset, unearned revenue reserves and the death benefit and other insurance benefit reserves were $533, $1.5 billion and $925, respectively.
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
Through March 31, 2009, the Company estimated gross profits using the mean of EGPs derived from a set of stochastic scenarios that had been calibrated to our estimated separate account return. Beginning in the second quarter of 2009, the Company estimated gross profits from a single deterministic reversion-to-mean (“RTM”) separate account return projection. RTM is an estimation technique commonly used by insurance entities to project future separate account returns. Through this estimation technique, the Company’s DAC model will be adjusted to reflect actual account values at the end of each quarter and through a consideration of recent returns, we will adjust future projected returns over a five year period so that the account value grows to the long-term expected rate of return, providing that those projected returns for the next five years do not exceed certain caps or floors. This will result in a DAC Unlock, describe below, each quarter. However, benefits and assessments used in the determination of the death benefit and other insurance benefit reserves will be derived from a set of stochastic scenarios that have been calibrated to our reversion to mean separate account returns. Under RTM, the Company makes the following assumptions about the asset categories that comprise separate accounts:
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
Estimating future gross profits is complex and requires considerable judgment and the forecasting of events well into the future. Even though the Company has adopted a RTM estimation technique for determining future separate account returns, the Company will continue to complete a comprehensive assumption study and refine its estimate of future gross profits, as a result of that study, during the third quarter of each year. Upon completion of an assumption study, the Company revises its assumptions to reflect its current best estimate, thereby changing its estimate of projected account values and the related EGPs in the DAC, sales inducement and unearned revenue reserve amortization models as well as the death benefit and other insurance benefit reserving models. The DAC asset, as well as the sales inducement asset, unearned revenue reserves and the death benefit and other insurance benefit reserves are adjusted with an offsetting benefit or charge to income to reflect such changes in the period of the revision. All assumption changes that affect the estimate of future EGPs including the update of current account values, the use of the RTM estimation technique or policyholder behavior assumptions are considered an Unlock in the period of revision. An Unlock that results in an after-tax benefit generally occurs as a result of actual experience or future expectations of product profitability being favorable compared to previous estimates. An Unlock that results in an after-tax charge generally occurs as a result of actual experience or future expectations of product profitability being unfavorable compared to previous estimates.
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

Unlock
During the third quarter of 2009, the Company recorded an Unlock benefit of $62. This Unlock benefit included the effect of strong equity market returns generating an Unlock benefit of $224 offset by changes in non-market related assumptions generating an Unlock charge of $162. The Unlock benefit resulting from equity market growth was less than that recorded in the second quarter of 2009 despite comparable returns of the S&P 500. This decline was primarily due to actual Company separate account returns earnings less than in the second quarter and a slower decline in expected death benefits as policyholders become less “in-the-money”. Unlock charges from non-market assumption changes were primarily driven by the Company’s estimate of higher assumed macro hedge program costs in 2010. Other significant assumption changes included decreases in mortality, increases in credit loss estimates and declines in net investment spread. The Company is continually evaluating various aspects of policyholder behavior and may modify certain of its assumptions, including living benefit lapses and withdrawal rates, if credible emerging data indicates that changes are warranted. The following table displays the components, by segment, of the Company’s third quarter Unlock.

			Death
			and Other
		Unearned	Insurance	Sales
Segment		Revenue	Benefit	Inducement
After-tax (charge) benefit	DAC	Reserves	Reserves [1]	Assets	Total

Retail	$14	$(13)	$77	$(9)	$69
Retirement Plans	(1)	—	1	—	—
Individual Life	(27)	7	(4)	—	(24)
Institutional	(1)	—	—	—	(1)
Other	7	—	12	(1)	18

Total	$(8)	$(6)	$86	$(10)	$62

[1]	As a result of the Unlock, reserves, in Retail, decreased $223, pre-tax, offset by a decrease of $105, pre-tax, in reinsurance recoverables.
The after-tax impact on the Company’s assets and liabilities as a result of the Unlock in the first quarter based on our quantitative and qualitative tests and the third quarter, based on the RTM estimation technique, for the nine months ended September 30, 2009 was:

			Death
			and Other
		Unearned	Insurance	Sales
Segment		Revenue	Benefit	Inducement
After-tax (charge) benefit	DAC	Reserves	Reserves [1]	Assets	Total

Retail	$(489)	$18	$(153)	$(39)	$(663)
Retirement Plans	(54)	—	(1)	(1)	(56)
Individual Life	(91)	47	(4)	—	(48)
Institutional	(1)	—	—	—	(1)
Other [2]	(67)	6	(11)	(9)	(81)

Total	$(702)	$71	$(169)	$(49)	$(849)

[1]	As a result of the Unlock, reserves, in Retail, increased $518, pre-tax, offset by an increase of $281, pre-tax, in reinsurance recoverables.

[2]	The most significant contributor to the Unlock amounts recorded during the first quarter of 2009 were as a result of actual separate account returns from the period ending October 1, 2008 to March 31, 2009 being significantly below our aggregated estimated return.
The after-tax impact on the Company’s assets and liabilities as a result of the Unlock during the third quarter 2008 was as follows:

			Death
			and Other
		Unearned	Insurance	Sales
Segment		Revenue	Benefit	Inducement
After-tax (charge) benefit	DAC	Reserves	Reserves [1]	Assets	Total

Retail	$(648)	$18	$(75)	$(27)	$(732)
Retirement Plans	(49)	—	—	—	(49)
Individual Life	(29)	(12)	(3)	—	(44)

Total	$(726)	$6	$(78)	$(27)	$(825)

[1]	As a result of the Unlock, death benefit reserves, in Retail, increased $389, pre-tax, offset by an increase of $273, pre-tax, in reinsurance recoverables.

An “Unlock” only revises EGPs to reflect current best estimate assumptions. With or without an Unlock, and even after an Unlock occurs, the Company must also test the aggregate recoverability of the DAC and sales inducement assets by comparing the existing DAC balance to the present value of future EGPs. In addition, the Company routinely stress tests its DAC and sales inducement assets for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced a significant sell-off, as the majority of policyholders’ funds in the separate accounts is invested in the equity market. The Company’s decision to suspend its U.K. variable annuity sales negatively impacted the loss recognition testing on the DAC and sales inducement assets. As a result, a $49 loss was reported within the earnings of the Other segment during the second quarter of 2009 and included in the Unlock results in the tables above. As of September 30, 2009, the Company believed individual variable annuity EGPs could fall, through a combination of negative market returns, lapses and mortality, by at least 22% before portions of its DAC and sales inducement assets would be unrecoverable as compared to 23% as of June 30, 2009.
Valuation of Investments and Derivative Instruments
The Company’s investments in fixed maturities include bonds, redeemable preferred stock and commercial paper. These investments, along with certain equity securities, which include common and non-redeemable preferred stocks, are classified as “available-for-sale” (“AFS”) and are carried at fair value. The after-tax difference from cost or amortized cost is reflected in stockholders’ equity as a component of Other Comprehensive Income (Loss), after adjustments for the effect of deducting the life and pension policyholders’ share of the immediate participation guaranteed contracts and certain life and annuity deferred policy acquisition costs and reserve adjustments. The equity investments associated with the variable annuity products offered in the U.K. are recorded at fair value and are classified as “trading” with changes in fair value recorded in net investment income. Policy loans are carried at outstanding balance. Mortgage loans are recorded at the outstanding principal balance adjusted for amortization of premiums or discounts and net of valuation allowances. Short-term investments are carried at amortized cost, which approximates fair value. Limited partnerships and other alternative investments are reported at their carrying value with the change in carrying value accounted for under the equity method and accordingly the Company’s share of earnings are included in net investment income. Recognition of limited partnerships and other alternative investment income is delayed due to the availability of the related financial statements, as private equity and other funds are generally on a three-month delay and hedge funds are on a one-month delay. Accordingly, income for the three and nine months ended September 30, 2009 may not include the full impact of current year changes in valuation of the underlying assets and liabilities, which are generally obtained from the limited partnership and other alternative investments’ general partners. Other investments primarily consist of derivatives instruments which are carried at fair value.
Available-for-Sale Securities and Short-term Investments
The fair value of AFS securities and short-term investments in an active and orderly market (i.e. not distressed or forced liquidation) is determined by management after considering one of three primary sources of information: third party pricing services, independent broker quotations or pricing matrices. Security pricing is applied using a “waterfall” approach whereby prices are first sought from third party pricing services, the remaining unpriced securities are submitted to independent brokers for prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these pricing methods include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows and prepayments speeds. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third party pricing services will normally derive the security prices through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. For further discussion, see the Available-for-Sale and Short-term Investments Section in Note 3 of the Notes to the Condensed Consolidated Financial Statements.
The Company has analyzed the third party pricing services valuation methodologies and related inputs, and has also evaluated the various types of securities in its investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. For further discussion of fair value measurement, see Note 3 of the Notes to the Condensed Consolidated Financial Statements.

The following table presents the fair value of AFS securities and short-term investments by pricing source and hierarchy level as of September 30, 2009.

	Quoted Prices in
	Active Markets		Significant
	for Identical	Significant	Unobservable
	Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Priced via third party pricing services [1]	$279	$30,613	$1,595	$32,487
Priced via independent broker quotations	—	—	3,016	3,016
Priced via matrices	—	—	4,092	4,092
Priced via other methods [2]	—	37	213	250
Short-term investments	4,051	1,850	—	5,901

Total	$4,330	$32,500	$8,916	$45,746

% of Total	9.5%	71.0%	19.5%	100.0%

[1]	Includes index pricing

[2]	Represents securities for which adjustments were made to reduce prices received from third parties and certain private equity investments that are carried at the Company’s determination of fair value from inception.
The fair value is the amount at which the security could be exchanged in a current transaction between knowledgeable, unrelated willing parties using inputs, including assumptions and estimates, a market participant would utilize. As the estimated fair value of a security utilizes assumptions and estimates, the amount that may be realized may differ significantly.
Valuation of Derivative Instruments, excluding embedded derivatives within liability contracts
Derivative instruments are reported in the Condensed Consolidated Balance Sheets at fair value and are reported in Other Investments and Other Liabilities. Derivative instruments are fair valued using pricing valuation models, which utilize market data inputs or independent broker quotations. Excluding embedded and reinsurance related derivatives, as of September 30, 2009 and December 31, 2008, 96% and 95% of derivatives, respectively, based upon notional values, were priced by valuation models, which utilize independent market data. The remaining derivatives were priced by broker quotations. The derivatives are valued using mid-market level inputs, with the exception of the customized swap contracts that hedge GMWB liabilities, that are predominantly observable in the market. Inputs used to value derivatives include, but are not limited to, interest swap rates, foreign currency forward and spot rates, credit spreads and correlations, interest and equity volatility and equity index levels. The Company performs a monthly analysis on derivative valuations which includes both quantitative and qualitative analysis. Examples of procedures performed include, but are not limited to, review of pricing statistics and trends, back testing recent trades, analyzing the impacts of changes in the market environment, and review of changes in market value for each derivative including those derivatives priced by brokers.
The following table presents the notional value and net fair value of derivatives instruments by hierarchy level as of September 30, 2009.

	Notional Value	Fair Value

Quoted prices in active markets for identical assets (Level 1)	$1,736	$—
Significant observable inputs (Level 2)	26,831	273
Significant unobservable inputs (Level 3)	34,663	587

Total	$63,230	$860

The following table presents the notional value and net fair value of the derivative instruments within the Level 3 securities classification as of September 30, 2009.

	Notional Value	Fair Value

Credit derivatives	$2,798	$(189)
Interest derivatives	2,842	5
Equity derivatives	28,999	771
Other	24	—

Total Level 3	$34,663	$587

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

Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities
One of the significant estimates related to AFS securities is the evaluation for other-than-temporary impairments (“impairment”). The Company has a security monitoring process overseen by a committee of investment and accounting professionals that identifies AFS securities that are subjected to an enhanced evaluation on a quarterly basis to determine if an impairment is present. This evaluation is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of AFS securities should be recognized in current period earnings. For further discussion of the accounting policy, see the Recognition and Presentation of Other-Than-Temporary Impairments Section of Note 1 of the Notes to the Condensed Consolidated Financial Statements. For a discussion of results, see the Other-Than-Temporary Impairments section of the MD&A.

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
Near-term, the Company is continuing to experience lower variable annuity sales as a result of market disruption and the competitiveness of the Company’s current product offerings. Despite the partial equity market recovery over the past six months, the current market level and market volatility have resulted in higher claim costs, and have increased the cost and volatility of hedging programs, and the level of capital needed to support living benefit guarantees. Many competitors have responded to recent market turbulence by increasing the price of their guaranteed living benefits and changing the amount of the guarantee offered. Management believes that the most significant industry de-risking changes have occurred. In the first six months of 2009, the Company adjusted pricing levels and took other actions to de-risk its variable annuity product features in order to address the risks and costs associated with variable annuity benefit features in the current economic environment and continues to explore other risk limiting techniques such as changes to hedging or other reinsurance structures. The Company will continue to evaluate the benefits offered within its variable annuities and launched a new variable annuity product in October 2009 that responds to customer needs for growth and income within the risk tolerances of The Hartford.
Continued equity market volatility or significant declines in interest rates are also likely to continue to impact the cost and effectiveness of our GMWB hedging program and could result in material losses in our hedging program. For more information on the GMWB hedging program, see the Life Equity Product Risk Management section within Capital Markets Risk Management.
The Company’s fixed annuity sales have declined throughout 2009 as a result of lower interest rates and the transition to a new product. Management expects fixed annuity sales to continue to be challenged until interest rates increase. In the third quarter of 2009, the Company has continued, but moderated, its policy of offering higher crediting rates available to renewals of its market value adjusted (“MVA”) fixed annuity business. This higher crediting rate strategy for MVA renewals is expected to continue for some time, which will strain earnings on this renewal business. The Company actively monitors this strategy and will continue to adjust crediting rates in response to market conditions and the Company’s capital position.
For the retail mutual fund business, net sales can vary significantly depending on market conditions, as was experienced in the first nine months of 2009. The continued declines in equity markets in the first quarter of 2009 helped drive declines in the Company’s mutual fund deposits and assets under management. During the second and third quarter, the equity markets improved from the first quarter and as a result the Company’s mutual fund assets under management and deposits have increased correspondingly. As this business continues to evolve, success will be driven by diversifying net sales across the mutual fund platform, delivering superior investment performance and creating new investment solutions for current and future mutual fund shareholders.
The decline in assets under management as compared to 2008 is the result of continued depressed values of the equity markets in 2009 as compared to 2008, which has decreased the extent of the scale efficiencies that Retail has benefited from in recent years. The significant reduction in assets under management has resulted in revenues declining faster than expenses causing lower earnings during the first three quarters of 2009 and management expects this strain to continue in the fourth quarter. Individual Annuity net investment spread has been impacted by losses on limited partnership and other alternative investments, lower yields on fixed maturities and an increase in crediting rates on renewals for MVA annuities. Management expects these conditions to persist in the fourth quarter of 2009 and beyond. Management has evaluated, and will continue to actively evaluate, its expense structure to ensure the business is controlling costs while maintaining an appropriate level of service to our customers.
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
Even considering the previous six months of partial equity market recovery, sales and account values for variable universal life products have been under pressure due to continued equity market volatility and declines. For the three and nine months ended September 30, 2009, variable universal life sales decreased 64% and 66%, respectively, and account values decreased 5% compared to prior year. Continued volatility and declines in the equity markets may reduce the attractiveness of variable universal life products and put additional strain on future earnings as variable life fees earned by the Company are driven by the level of assets under management. The variable universal life mix was 39% of total life insurance in-force as of September 30, 2009.

Individual Life has reinsured the policy liability related to statutory reserves in universal life with secondary guarantees to a captive reinsurance affiliate. An unaffiliated standby third party letter of credit supports a portion of the statutory reserves that have been ceded to this affiliate. As of September 30, 2009, the transaction provided approximately $490 of statutory capital relief associated with the Company’s universal life products with secondary guarantees. For the three and nine months ended September 30, 2009 and 2008, the use of the letter of credit resulted in a decline in net investment income and increased expenses. At the current level of sales, the Company expects this transaction to accommodate future statutory capital needs for in-force business and new business written through 2009 and into 2010. Under the terms of the letter of credit, the issuer has the right to require The Hartford to terminate the reinsurance agreement with the captive reinsurance affiliate, as it applies to new business, at any time after September 30, 2009. The Company is currently in discussions with the issuer of the letter of credit regarding the possible modification of terms of the letter of credit for business written after September 30, 2009. The modification of terms could lead to increased costs for Individual Life. Management is currently reviewing product design with the objective of developing a competitively priced product that meets the Company’s capital efficiency objectives.
For risk management purposes, Individual Life accepts and retains up to $10 in risk on any one life. Individual Life uses reinsurance where appropriate to protect against the severity of losses on individual claims; however, death claim experience may continue to lead to periodic short-term earnings volatility. In the fourth quarter of 2008, Individual Life began ceding insurance under a new reinsurance structure for all new business excluding term life insurance. The new reinsurance structure allows Individual Life greater flexibility in writing larger policies, while retaining less of the overall risk associated with individual insured lives. This new reinsurance structure will help balance the overall profitability of Individual Life’s business. The financial results of the new structure will be recognized over time as new business subject to the structure grows as a percentage of Individual Life’s total in-force. As a result of the new reinsurance structure, Individual Life will recognize increasing reinsurance premiums while reducing earnings volatility associated with mortality experience.
Individual Life continues to face uncertainty surrounding estate tax legislation, aggressive competition from other life insurance providers, reduced availability and higher price of reinsurance, and the current regulatory environment related to reserving for term life insurance and universal life products with no-lapse guarantees. These risks may have a negative impact on Individual Life’s future sales and earnings.
Retirement Plans
The future financial results of the Retirement Plans segment will depend on Life’s ability to increase assets under management across all businesses, achieve scale in areas with a high degree of fixed costs and maintain its investment spread earnings on the general account products sold largely in the 403(b)/457 business. Disciplined expense management will continue to be a focus of the Retirement Plans segment as necessary investments in service and technology are made to effect the integration of the acquisitions described below.
During 2008, the Company completed three Retirement Plans acquisitions. The acquisition of part of the defined contribution record keeping business of Princeton Retirement Group gives Life a foothold in the business of providing recordkeeping services to large financial firms which offer defined contribution plans to their clients and at acquisition added $2.9 billion in mutual funds to Retirement Plans assets under management and $5.7 billion of assets under administration. The acquisition of Sun Life Retirement Services, Inc., at acquisition added $15.8 billion in Retirement Plans assets under management across 6,000 plans and provides new service locations in Boston, Massachusetts and Phoenix, Arizona. The acquisition of TopNoggin LLC, provides web-based technology to address data management, administration and benefit calculations. These three acquisitions were not accretive to 2008 net income. Furthermore, return on assets has been lower in 2009 reflecting a full year of the new business mix represented by the acquisitions, which includes larger, more institutionally priced plans, predominantly executed on a mutual fund platform, and the cost of maintaining multiple technology platforms during the integration period.
Given the market declines in the fourth quarter of 2008 and first quarter of 2009 and increased market volatility, the Company has seen and expects that growth in Retirement Plans deposits have been, and will continue to be, negatively affected if businesses reduce their workforces and offer more modest salary increases and as workers potentially allocate less to retirement accounts in the near term. The impact of the partial equity markets recovery over the last six months has been offset by a few large case surrenders, resulting in an overall decline in assets under management compared to 2008. The reduction in assets under management has strained net income over the past three quarters, and this earnings strain is expected to continue until average account value exceeds the level seen in the first half of 2008.

Institutional
The Company has completed the strategic review of the Instutional businesses and has decided to exit several businesses that have been determined to be outside of the Company’s core business model. Several lines — institutional mutual funds, private placement life insurance, income annuities and certain institutional annuities will continue to be managed for growth. The remaining businesses, Structured Settelements, Guaranteed Investment Products, and most Institutional Annuities will be managed in conjunction with other businesses that the Company has previously decided will not be actively marketed. Certain Guaranteed Investment Products may be offered on a selective basis.
The net income of this segment depends on Institutional’s ability to retain assets under management, the relative mix of business, and net investment spread. Net investment spread, as discussed in the Performance Measures section of this MD&A, has declined in the third quarter of 2009 versus prior year and management expects net investment spread will remain pressured in the intermediate future due to the low level of short-term interest rates, increased allocation to lower yielding U.S. Treasuries and short-term investments, and anticipated performance of limited partnerships and other alternative investments.
Stable value products will experience negative net flows in 2009 as a result of contractual maturities and the payments associated with certain contracts which allow an investor to accelerate principal repayments (after a defined notice period of typically thirteen months). Approximately $825 of account value will be paid out on stable value contracts during the remainder of 2009. Institutional will fund these obligations from cash and short-term investments presently held in its investment portfolios along with projected receipts of earned interest and principal maturities from long-term invested assets. As of September 30, 2009, Institutional has no remaining contracts that contain an unexercised investor option feature that allows for contract surrender at book value. The Company has the option to accelerate the repayment of principal for certain other stable value products and will evaluate calling these contracts on a contract by contract basis based upon the financial impact to the Company.
Performance Measures
DAC amortization ratio, return on assets (“ROA”)” or after-tax margin, excluding realized gains (losses) or DAC Unlock are non-GAAP financial measures that the Company uses to evaluate, and believes are important measures of, segment operating performance. DAC amortization ratio, ROA or after-tax margin is the most directly comparable GAAP measure. The Hartford believes that the measures of DAC amortization ratio, ROA or after-tax margin, excluding realized gains (losses) and DAC Unlock provide investors with a valuable measure of the performance of the Company’s on-going businesses because it reveals trends in our businesses that may be obscured by the effect of realized gains (losses) or periodic DAC Unlocks. Some realized capital gains and losses are primarily driven by investment decisions and external economic developments, the nature and timing of which are unrelated to insurance aspects of our businesses. Accordingly, these non-GAAP measures exclude the effect of all realized gains and losses that tend to be highly variable from period to period based on capital market conditions. The Company believes, however, that some realized capital gains and losses are integrally related to our insurance operations, so DAC amortization ratio, ROA and after-tax margin, excluding the realized gains (losses) and DAC Unlock but should include net realized gains and losses on net periodic settlements on the Japan fixed annuity cross-currency swap. These net realized gains and losses are directly related to an offsetting item included in the statement of operations such as net investment income. DAC Unlocks occur when the Company determines based on actual experience or other evidence, that estimates of future gross profits should be revised. As the DAC Unlock is a reflection of the Company’s new best estimates of future gross profits, the result and its impact on DAC amortization ratio, ROA and after-tax margin is meaningful; however, it does distort the trend of DAC amortization ratio, ROA and after-tax margin. DAC amortization ratio, ROA or after-tax margin, excluding realized gains (losses) and DAC Unlock should not be considered as a substitute for DAC amortization ratio, ROA or after-tax margin and does not reflect the overall profitability of our businesses. Therefore, the Company believes it is important for investors to evaluate both DAC amortization ratio, ROA and after-tax margin, excluding realized gains (losses) and DAC Unlock and DAC amortization ratio, ROA and after-tax margin when reviewing the Company’s performance.

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

	As of and For the		As of and For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Product/Key Indicator Information	2009	2008	2009	2008

Individual Variable Annuities
Account value, beginning of period	75,613	105,345	74,578	119,071
Net flows	(1,683)	(1,540)	(5,243)	(4,357)
Change in market value and other	9,385	(11,555)	13,980	(22,464)

Account value, end of period	83,315	92,250	83,315	92,250

Retail Mutual Funds
Assets under management, beginning of period	34,708	47,239	31,032	48,383
Net sales	779	816	1,406	3,838
Change in market value and other	4,640	(7,152)	7,689	(11,318)

Assets under management, end of period	40,127	40,903	40,127	40,903

Retirement Plans Group Annuities
Account value, beginning of period	23,490	27,029	22,198	27,094
Net flows	259	587	305	2,098
Change in market value and other	2,350	(2,448)	3,596	(4,024)

Account value, end of period	26,099	25,168	26,099	25,168

Retirement Plans Mutual Funds
Assets under management, beginning of period	15,342	19,854	14,838	1,454
Net sales	(748)	39	(1,388)	(69)
Acquisitions	—	—	—	18,725
Change in market value and other	2,054	(1,767)	3,198	(1,984)

Assets under management, end of period	16,648	18,126	16,648	18,126

Individual Life
Variable universal life account value, end of period	5,552	5,848	5,552	5,848
Variable universal life insurance in-force	75,667	78,809	75,667	78,809

S&P 500 Index
Period end closing value	1,057	1,165	1,057	1,165
Daily average value	996	1,252	900	1,324

Assets under management, across all businesses, shown above, have had substantial reductions in values from prior year primarily due to declines in equity markets during 2008 and first quarter of 2009. The changes in line of business assets under management have also been affected by:
•	Retail U.S. individual variable annuity recorded lower deposits for the three and nine months ended September 30, 2009 as a result of market disruptions, recent pricing actions and management’s review of product offerings.
•	Retail Mutual funds have seen a decline in net sales for the three and nine months ended September 30, 2009 as a result of lower deposits driven by equity market declines and volatility.
•	Retirement Plans has seen declines in net flows in group annuities and net sales in mutual funds due largely to a few large case surrenders.
•	Individual Life experienced decreases in variable universal life account values as a result of the declines in equity markets, while variable universal life in-force declined as a result of lower sales in 2009 and aging of the variable universal life insurance block of business resulting in increasing mortality and surrender experience.

Net Investment Spread
Management evaluates performance of certain products based on net investment spread. These products include those that have insignificant mortality risk, such as fixed annuities, certain general account universal life contracts and certain institutional contracts. Net investment spread is determined by taking the difference between the earned rate, (excluding the effects of capital gains and losses, including those related to the Company’s GMWB product and related reinsurance and hedging programs), and the related crediting rates on average general account assets under management. The net investment spreads shown below are for the total portfolio of relevant contracts in each segment and reflect business written at different times. When pricing products, the Company considers current investment yields and not the portfolio average. The determination of credited rates is based upon consideration of current market rates for similar products, portfolio yields and contractually guaranteed minimum credited rates. Net investment spread can be volatile period over period, which can have a significant positive or negative effect on the operating results of each segment. Investment earnings can also be influenced by factors such as the actions of the Federal Reserve and a decision to hold higher levels of short-term investments. The volatile nature of net investment spread is driven primarily by prepayment premiums on securities and earnings on limited partnership and other alternative investments.
Net investment spread is calculated as a percentage of general account assets and expressed in basis points (“bps”):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008

Retail- Individual Annuity	64.0	bps	70.3	bps	21.4	bps	111.5	bps
Retirement Plans	93.8	bps	106.4	bps	65.2	bps	127.1	bps
Institutional (GIC’s, Funding Agreements, Funding Agreement Backed Notes and Consumer Notes)	(33.2	) bps	20.5	bps	(47.6	) bps	63.0	bps
Individual Life	109.9	bps	83.5	bps	89.0	bps	115.6	bps

The primary reasons for the drop in net investment spread during the three and nine months ended September 30, 2009 compared to the comparable 2008 periods were negative limited partnership income, lower earnings on fixed maturities offset by certain reductions in credited rates. The Company expects these conditions to persist throughout 2009.
•	For Retail — Individual Annuity for the three months ended September 30, 2009 the drop in net investment spread is primarily related to higher crediting rates of 11 bps and lower earnings on fixed maturities of 10 bps, partially offset by improved partnership returns of 15 bps. For the nine months ended September 30, 2009 the drop in net investment spread is primarily related to lower partnership returns of 35 bps, lower earnings on fixed maturities of 31 bps and higher crediting rates of 18 bps. The decline in fixed maturity returns was primarily related to a higher percentage of fixed maturities being held in short-term investments.
•	In Individual Life, the increase in net investment spread for the three months ended September 30, 2009 is attributable to increased partnership returns of 26 bps and a reduction in the credited rate of 30 bps partially offset by lower fixed maturity income returns. The drop in net investment spread for the nine months ended September 30, 2009 is attributable to lower partnership returns of 30 bps and lower maturity income returns partially offset by a reduction in the credited rate of 20 bps.
•	In Retirement Plans, for the three months ended September 30, 2009, lower net investment spread was a result of lower fixed income returns of 46 bps, partially offset by higher limited partnership returns of 19 bps and lower crediting rates of 15 bps. For the nine months ended September 30, 2009, lower net investment spread was a result of lower limited partnership returns of 32 bps and lower fixed income returns of 43 bps, partially offset by lower crediting rates of 13 bps.
•	In Institutional — Stable Value, for the three months ended September 30,2009,net investment spreads were negatively impacted in the amount of 79 bps due to lower yields on variable rate securities and management’s desire to maintain additional liquidity in the Institutional portfolios, partially offset by 30 bps of higher limited partnership returns. For the nine months ended September 30, 2009, net investment spreads were negatively impacted by 100 bps due to lower yields on variable rate securities and maintaining additional liquidity in the Institutional portfolios in the form of short term and Treasury securities, and 33 bps attributable to negative limited partnership returns.
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

	Three Months ended September 30,				Nine months ended September 30,
	2009		2008		2009		2008

Retail

General insurance expense ratio (individual annuity)	19.7	bps	20.9	bps	21.0	bps	19.5	bps
DAC amortization ratio (individual annuity) [1]	33.3%		632.4%		437.1%		168.8%
DAC amortization ratio (individual annuity) excluding DAC Unlock [1], [2]	56.2%		44.3%		63.5%		46.2%

Individual Life

Death benefits	$79		$78		$233		$238

Institutional

General insurance expense ratio	12.0	bps	13.7	bps	11.8	bps	14.5	bps

[1]	Excludes the effects of realized gains and losses.

[2]	See Unlock and Sensitivity Analysis in the Critical Accounting Estimates section of the MD&A.
•	The Retail general insurance expense ratio decreased for the three months ended September, 30 2009 as a result of management’s efforts to reduce expenses. For the nine months ended September 30, 2009 the Retail general expense ratio increased primarily due to the impact of a sharply declining asset base on lower expenses.
•	The Retail DAC amortization ratio (Individual Annuity) excluding realized gains (losses) and the effect of the DAC Unlock increased as a result of lower actual gross profits primarily as a result of lower fees earned on declining assets and for the nine months ended September 30, 2009, lower net investment income due to a greater percentage of fixed maturities being held in short-term and lower returns on limited partnerships and other alternative investments.
•	Individual Life death benefits decreased for the nine months ended September 30, 2009 due to favorable mortality volatility partially offset by an increase in net amount at risk for variable universal life policies caused by equity market declines.
•	Institutional general expense ratio decreased due to active expense management efforts and reduced information technology expenses.
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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2009		2008		2009		2008
Retail
Individual annuity return on assets (“ROA”)	(80.0	) bps	(305.9	) bps	(109.2	) bps	(88.4	) bps
Effect of net realized gains (losses), net of tax and DAC on ROA [1]	(149.4	) bps	(99.9	) bps	(43.5	) bps	(65.4	) bps
Effect of DAC Unlock on ROA [2]	30.2	bps	(267.5)		(97.6	) bps	(83.9	) bps

ROA excluding realized gains (losses) and effects of DAC Unlock	39.2	bps	61.5	bps	31.9	bps	60.9	bps

Retirement Plans
Retirement Plans ROA	(33.3	) bps	(141.9	) bps	(54.1	) bps	(49.7	) bps
Effect of net realized gains (losses), net of tax and DAC on ROA [1]	(41.6	) bps	(109.1	) bps	(40.9	) bps	(55.1	) bps
Effect of DAC Unlock on ROA [2]	—	bps	(43.4	) bps	(18.7	) bps	(18.1	) bps

ROA excluding realized gains (losses) and effects of DAC Unlock	8.3	bps	10.6	bps	5.5	bps	23.5	bps

Institutional
Institutional ROA	(69.1	) bps	(255.4	) bps	(78.2	) bps	(119.1	) bps
Effect of net realized gains (losses), net of tax and DAC on ROA [1]	(63.5	) bps	(255.1	) bps	(69.8	) bps	(129.3	) bps

ROA excluding realized gains (losses) and effects of DAC Unlock	(5.6	) bps	(0.3	) bps	(8.4	) bps	10.2	bps

Individual Life
After-tax margin	(0.4%)		(101.9%)		(1.0%)		(9.4%)
Effect of net realized gains (losses), net of tax and DAC on after-tax margin [1]	(5.4%)		(75.4%)		(7.2%)		(14.8%)
Effect of DAC Unlock on after-tax margin [2]	(9.7%)		(39.5%)		(6.6%)		(8.0%)

After-tax margin excluding realized gains (losses) and effects of DAC Unlock	14.7%		13.0%		12.8%		13.3%

[1]	See “Realized Capital Gains and Losses by Segment” table within this section of the MD&A

[2]	See Unlock and Sensitivity Analysis within the Critical Accounting Estimates section of the MD&A.
•	The decrease in Individual Annuity’s ROA, excluding realized gains (losses) and the effect of the DAC Unlock, reflects higher DAC rates due to lower actual gross profits over the past year; lower tax benefits, primarily related to DRD; and for the nine months ended September 30, 2009 significant losses on limited partnership and other alternative investments.

•	The decrease in Retirement Plans ROA, excluding realized gains (losses) and the effect of the DAC Unlock for the three months ended September 30, 2009, was primarily driven by lower fees from equity market declines. For the nine months ended September 30, 2009, the decrease in ROA, excluding realized gains (losses) and the effect of the DAC Unlock was driven by lower returns on limited partnership and other alternative investments and lower fees from equity market declines.

•	The decrease in Institutional’s ROA, excluding realized gains (losses), is primarily due to lower yields on investments and a decline in income from limited partnership and other alternative investments

•	The increase in Individual Life’s after-tax margin, excluding realized gains (losses) and the effect of the DAC Unlock, for the three months ended September 30, 2009 was primarily due to the recognition of tax benefits associated with the dividends received deduction. For the nine months ended September 30, 2009 the after-tax margin decreased primarily due to reserve increases on secondary guaranteed universal life insurance products, lower fees from equity market declines and lower net investment income from limited partnership and other alternative investments, partially offset by increased cost of insurance charges, favorable mortality volatility and life insurance in-force growth.

Investment Results
The primary investment objective of the Company’s general account is to maximize economic value consistent with acceptable risk parameters, including the management of credit risk and interest rate sensitivity of investment assets, while generating sufficient after-tax income to support policyholder and corporate obligations.
The following table presents the Company’s invested assets by type.
Composition of Invested Assets

	September 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent

Fixed maturities, AFS, at fair value	$39,436	72.2%	$39,560	71.9%
Equity securities, AFS, at fair value	409	0.7%	434	0.8%
Mortgage loans	4,630	8.5%	4,896	8.9%
Policy loans, at outstanding balance	2,156	3.9%	2,154	3.9%
Limited partnerships and other alternative investments	776	1.4%	1,033	1.9%
Other investments [1]	1,370	2.5%	1,237	2.2%
Short-term investments	5,901	10.8%	5,742	10.4%

Total investments excl. equity securities, trading	54,678	100.0%	55,056	100.0%
Equity securities, trading, at fair value [2]	2,465		1,634

Total investments	$57,143		$56,690

[1]	Primarily relates to derivative instruments.

[2]	These assets primarily support the European variable annuity business. Changes in these balances are also reflected in the respective liabilities.
Total investments increased primarily due to equity securities, trading, partially offset by declines in mortgage loans and limited partnerships and other alternative investments. Equity securities, trading, increased primarily as a result of positive cash flows generated from sales and deposits of U.K. unit-linked and pension product, as well as foreign currency gains due to the appreciation of the British pound in comparison to the U.S. dollar and positive market performance for the underlying investment funds. The decline in mortgage loans resulted from valuation allowances and maturities, and the decline in limited partnerships and other alternative investments was due to hedge fund redemptions and negative re-valuations of the underlying investments associated with the real estate and private equity markets.
The following table summarizes the Company’s net investment income (loss).

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2009		2008		2009		2008
	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]

Fixed maturities [2]	$513	4.5%	$614	5.3%	$1,620	4.5%	$1,893	5.4%
Equity securities, AFS	12	9.6%	12	6.6%	35	8.7%	48	8.4%
Mortgage loans	58	5.0%	62	5.4%	177	4.9%	184	5.6%
Policy loans	35	6.5%	33	6.3%	106	6.6%	98	6.3%
Limited partnerships and other alternative investments	(16)	(7.2%)	(57)	(17.5%)	(165)	(23.1%)	(56)	(6.1%)
Other [3]	65	—	(4)	—	163	—	(41)	—
Investment expense	(23)	—	(17)	—	(55)	—	(48)	—

Total net investment income excl. equity securities, trading	644	4.3%	643	4.7%	1,881	4.1%	2,078	5.1%
Equity securities, trading	299	—	(118)	—	308	—	(240)	—

Total net investment income (loss)	$943	—	$525	—	$2,189	—	$1,838	—

[1]	Yields calculated using annualized net investment income before investment expenses divided by the monthly average invested assets at cost, amortized cost, or adjusted carrying value, as applicable, excluding collateral received associated with the securities lending program and consolidated variable interest entity non-controlling interests. Included in the fixed maturity yield is other, which primarily relates to fixed maturities (see footnote [3] below). Included in the total net investment income yield is investment expense.

[2]	Includes net investment income on short-term bonds.

[3]	Includes income from derivatives that qualify for hedge accounting and hedge fixed maturities. Also includes fees associated with securities lending activities of $0 and $4, for the three and nine months ended September 30, 2009, respectively, and $9 and $42 for the three and nine months ended September 30, 2008, respectively. The income from securities lending activities is included within fixed maturities.

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008
Net investment income, excluding equity securities, trading, decreased primarily due to lower income on fixed maturities and limited partnerships and other alternative investments, partially offset by other income. The decline in fixed maturity income was primarily due to increased allocation to short-term investments and lower yields on variable rate securities due to declines in short-term interest rates. The decline in limited partnerships and other alternative investment income was largely due to negative re-valuations of the underlying investments associated primarily with the real estate and private equity markets. These losses were partially offset by income from interest rate swaps reported above as other income.
The increase in net investment income on equity securities, trading, for the three and nine months ended September 30, 2009 compared to the prior year periods was primarily attributed to the market performance of the underlying investment funds supporting the U.K. unit-linked and pension product.

Realized Capital Gains and Losses by Segment
The Company includes net realized capital gains and losses in each reporting segment. Following is a summary of the types of realized gains and losses by segment:
Net realized capital gains (losses) for three months ended September 30, 2009

		Individual
	Retail	Life	Retirement	Institutional	Other	Total

Gross gains on sales	$28	$9	$10	$37	$19	$103
Gross losses on sales	(24)	(10)	(2)	(8)	(13)	(57)
Net OTTI losses recognized in earnings	(111)	(28)	(83)	(168)	(25)	(415)
Japanese fixed annuity contract hedges, net	—	—	—	—	(7)	(7)
Periodic net coupon settlements on credit derivatives/Japan	(4)	(1)	(2)	(2)	7	(2)
Results of variable annuity hedge program
GMWB derivatives, net	(198)	—	—	—	7	(191)
Macro hedge	(282)	—	—	—	(46)	(328)

Total results of variable annuity hedge program	(480)	—	—	—	(39)	(519)

GMIB/GMAB/GMWB reinsurance	—	—	—	—	(420)	(420)
Other, net	(26)	(7)	(12)	(5)	(145)	(195)

Total net realized capital gains/(losses)	(617)	(37)	(89)	(146)	(623)	(1,512)

Income tax expense/(benefit) and DAC	(118)	(13)	(39)	(52)	(215)	(437)

Total net realized losses, net of tax and DAC	$(499)	$(24)	$(50)	$(94)	$(408)	$(1,075)

Net realized capital gains (losses) for three months ended September 30, 2008

		Individual
	Retail	Life	Retirement	Institutional	Other	Total

Gross gains on sales	$6	$7	$1	$16	$4	$34
Gross losses on sales	(22)	(12)	(12)	(25)	(14)	(85)
Net OTTI losses recognized in earnings	(329)	(165)	(174)	(494)	(148)	(1,310)
Japanese fixed annuity contract hedges, net	—	—	—	—	36	36
Periodic net coupon settlements on credit derivatives/Japan	(1)	—	(1)	—	(7)	(9)
Fair value measurement transition impact	—	—	—	—	—	—
Results of variable annuity hedge program
GMWB derivatives, net	(115)	—	—	—	(18)	(133)
Macro hedge	19	—	—	—	5	24

Total results of variable annuity hedge program	(96)	—	—	—	(13)	(109)

GMIB/GMAB/GMWB reinsurance	—	—	—	—	(403)	(403)
Other, net	(40)	4	5	(98)	15	(114)

Total net realized capital gains/(losses)	(482)	(166)	(181)	(601)	(530)	(1,960)

Income tax expense/(benefit) and DAC	(201)	(61)	(58)	(210)	(174)	(704)

Total net realized losses, net of tax and DAC	$(281)	$(105)	$(123)	$(391)	$(356)	$(1,256)

Net realized capital gains (losses) for nine months ended September 30, 2009

		Individual
	Retail	Life	Retirement	Institutional	Other	Total

Gross gains on sales	$80	$19	$28	$65	$110	$302
Gross losses on sales	(314)	(32)	(39)	(119)	(84)	(588)
Net OTTI losses recognized in earnings	(196)	(41)	(130)	(406)	(75)	(848)
Japanese fixed annuity contract hedges, net	—	—	—	—	28	28
Periodic net coupon settlements on credit derivatives/Japan	(12)	(3)	(6)	(6)	2	(25)
Results of variable annuity hedge program
GMWB derivatives, net	1,017	—	—	—	36	1,053
Macro hedge	(596)	—	—	—	(96)	(692)

Total results of variable annuity hedge program	421	—	—	—	(60)	361

GMIB/GMAB/GMWB reinsurance	—	—	—	—	1,012	1,012
Other, net	(134)	(60)	(81)	(14)	29	(260)

Total net realized capital gains/(losses)	(155)	(117)	(228)	(480)	962	(18)

Income tax expense/(benefit) and DAC	288	(46)	(95)	(168)	345	324

Total net realized gains/(losses), net of tax and DAC	$(443)	$(71)	$(133)	$(312)	$617	$(342)

Net realized capital gains (losses) for nine months ended September 30, 2008

		Individual
	Retail	Life	Retirement	Institutional	Other	Total

Gross gains on sales	$26	$9	$8	$27	$32	$102
Gross losses on sales	(50)	(24)	(33)	(72)	(81)	(260)
Net OTTI losses recognized in earnings	(393)	(197)	(210)	(643)	(181)	(1,624)
Japanese fixed annuity contract hedges, net	—	—	—	—	13	13
Periodic net coupon settlements on credit derivatives/Japan	(3)	(1)	(2)	1	(21)	(26)
Fair value measurement transition impact	(616)	—	—	—	(182)	(798)
Results of variable annuity hedge program
GMWB derivatives, net	(241)	—	—	—	(16)	(257)
Macro hedge	24	—	—	—	5	29

Total results of variable annuity hedge program	(217)	—	—	—	(11)	(228)

GMIB/GMAB/GMWB reinsurance	—	—	—	—	(549)	(549)
Other, net	(57)	(6)	1	(220)	(18)	(300)

Total net realized capital gains/(losses)	(1,310)	(219)	(236)	(907)	(998)	(3,670)

Income tax benefit and DAC	(736)	(81)	(87)	(318)	(338)	(1,560)

Total net realized losses, net of tax and DAC	$(574)	$(138)	$(149)	$(589)	$(660)	$(2,110)

For the three and nine months ended September 30, 2009 and 2008, the circumstances giving rise to the Company’s net realized capital losses are as follows:

Gross gains and losses on sales
•     Gross gains and losses on sales for the three and nine months ended September 30, 2009 were predominantly within corporate securities resulting primarily from efforts to reduce portfolio risk and within U.S. Treasuries in order to reallocate the portfolio to securities with more favorable return profiles.

•     Gross gains and losses on sales for the three and nine months ended September 30, 2008 were predominantly within fixed maturities and were primarily comprised of corporate securities. Gross gains and losses on sales primarily resulted from the decision to reallocate the portfolio to securities with more favorable risk/return profiles.

Net OTTI losses	• For further information, see Other-Than-Temporary Impairments within the Investment Credit Risk Section of the MD&A.

Variable annuity hedge program
•     For the three months ended September 30, 2009, the Company recorded a loss of $191 on GMWB derivatives, net, comprised of a loss of $103 related to the Company’s GMWB reinsurance recoverable and a loss of $478 related to the Company’s GMWB dynamic hedging program partially offset by a gain of $390 related to the decrease in the liability for GMWB. Increasing equity markets resulted in a loss of $328 related to the Company’s macro hedge program.

•     For the nine months ended September 30, 2009, the Company recorded a gain of $1.1 billion on GMWB derivatives, net, comprised of a gain of $3.7 billion related to the decrease in the liability for GMWB, significantly offset by a loss of $788 related to the Company’s GMWB reinsurance recoverable and a loss of $1.9 billion related to the Company’s GMWB dynamic hedging program. Increasing equity markets resulted in a loss of $692 related to the Company’s macro hedge program. For further information, see Investments and Derivative Instruments in Note 4 of the Notes to Condensed Consolidated Financial Statements. In addition, see the Company’s variable annuity hedging program sensitivity disclosures within Capital Markets Risk Management section of the MD&A.

GMIB/GMAB/GMWB reinsurance
•     The net loss on derivatives associated with GMIB/GMAB/GMWB product reinsurance contracts, which are reinsured to a related party, for the three months ended September 30, 2009, was primarily due to changes in the credit market and liability model assumption updates for lapses and mortality, while the gain for the nine months ended was primarily due to liability model assumption updates for credit standing, an increase in the Japan equity markets, an increase in interest rates, and a decline in Japan equity market volatility. For more information on the liability model assumption updates for credit standing, refer to Note 3 of the Notes to the Condensed Consolidated Financial Statements.

•     The net loss for the three and nine months ended September 30, 2008, related to GMIB/GMAB/GMWB product reinsurance contract derivatives, which are reinsured to a related party, was primarily due to a decline in the Japan equity markets.

Other, net
•     Other, net losses for the three months ended September 30, 2009 primarily resulted from transactional foreign currency losses of $99, predominately on the internal reinsurance of the Japan variable annuity business, which is offset in AOCI. Also included were net additions to valuation allowances on impaired mortgage loans of $43.

•     Other, net losses for the nine months ended September 30, 2009 primarily resulted from net losses of $212 on credit derivatives driven by credit spread tightening and net additions to valuation allowances on impaired mortgage loans of $135. These losses were partially offset by transactional foreign currency gains of $85, predominately on the internal reinsurance of the Japan variable annuity business.

•     Other, net losses for the three and nine months ended September 30, 2008 were primarily related to net losses on credit derivatives of $93 and $271, respectively, due to significant credit spread widening on credit derivatives that assume credit exposure. Also included were derivative related losses of $39 due to counterparty default related to the bankruptcy of Lehman Brothers Holdings Inc.

     CONSOLIDATED RESULTS OF OPERATIONS
Operating Summary

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Fee income and other	$910	$1,082	$2,697	$3,295
Earned premiums	51	277	387	733
Net investment income
Securities available-for-sale and other	644	643	1,881	2,078
Equity securities, trading [3]	299	(118)	308	(240)
Total net investment income	943	525	2,189	1,838
Net realized capital gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(588)	(1,310)	(1,178)	(1,624)
OTTI losses recognized to other comprehensive income	173	—	330	—

Net OTTI losses recognized in earnings	(415)	(1,310)	(848)	(1,624)
Net realized capital gains (losses), excluding net OTTI losses recognized in earnings	(1,097)	(650)	830	(2,046)

Total net realized capital losses	(1,512)	(1,960)	(18)	(3,670)
Total revenues [1]	392	(76)	5,255	2,196
Benefits, losses and loss adjustment expenses	674	1,136	2,999	3,009
Benefits, loss and loss adjustment expenses — returns credited on International unit-linked bonds and pension products [3]	299	(118)	308	(240)
Insurance operating costs and other expenses	483	498	1,382	1,473
Amortization of deferred policy acquisition costs and present value of future profits	93	1,289	1,792	1,380

Total benefits, losses and expenses	1,549	2,805	6,481	5,622
Income (loss) before income taxes	(1,157)	(2,881)	(1,226)	(3,426)
Income tax expense (benefit)	(447)	(1,049)	(525)	(1,346)

Net income (loss) [2]	$(710)	$(1,832)	$(701)	$(2,080)

Net (income) loss attributable to the noncontrolling interest	(3)	10	(9)	(52)

Net income (loss) attributable to shareholder	$(713)	$(1,822)	$(710)	$(2,028)

[1]	The transition impact related to the adoption of fair value accounting guidance was a reduction in revenues of $798 for the nine months ended September 30, 2008.

[2]	The transition impact related to the adoption of fair value accounting guidance was a reduction in net income of $311 for the nine months ended September 30, 2008.

[3]	Includes investment income and mark-to-market effects of equity securities, trading supporting the European variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders within benefits, losses and loss adjustment expenses.
Three months ended September 30, 2009 compared to the three months ended September 30, 2008
The decrease in Life’s net loss was due to the following:
•	Favorable DAC Unlock in the Retail segment compared to prior year period. See Critical Accounting Estimates of the MD&A for a further discussion on the DAC Unlock. Lower realized losses resulting from greater impaired assets in the comparable prior year period. For further discussion, please refer to the Realized Capital Gains and Losses by Segment table under the Operating Section of the MD&A.
Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008
The decrease in Life’s net loss was due to the following:
•	Net realized losses decreased in the current period as compared to the prior year period primarily due to gains on the GMWB derivative and lower net OTTI losses. For further discussion, please refer to the Realized Capital Gains and Losses by Segment table under the Operating Section of the MD&A.
Partially offsetting these results was:
•	A DAC Unlock charge of $849, after-tax, during the nine months ended September 30, 2009. See Critical Accounting Estimates of the MD&A for a further discussion on the DAC Unlock.

•	Continued declines in assets under management in Retail effecting fee income.

•	Net investment income on securities, available-for-sale, and other declined primarily due to declines in limited partnership and other alternative investment and fixed maturities income. See investment results.

Income Taxes
The effective tax rate for the three months ended September 30, 2009 and 2008 was 39% and 37%, respectively. The effective tax rate for the nine months ended September 30, 2009 and 2008 was 43% and 40%, respectively. The principal cause of the difference between the effective rate and the U.S. statutory rate of 35% was the separate account dividends received deduction (“DRD”). The DRD caused an increase from the statutory rate as a result of a tax benefit on pretax losses.
The separate account DRD is estimated for the current year using information from the prior year-end, adjusted for current year equity market performance and other appropriate factors, including estimated levels of corporate dividend payments. The actual current year DRD can vary from estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distributions from these mutual funds, amounts of short-term capital gains at the mutual fund level and the Company’s taxable income before the DRD. Given recent financial markets’ volatility, the Company is reviewing its DRD computations on a quarterly basis. The Company recorded benefits related to the separate account DRD of $33 and $50 in the three months ended September 30, 2009 and 2008, and $108 and $158 in the nine months ended September 30, 2009 and 2008, respectively. The benefit recorded in the three months ended September 30, 2009 included prior period adjustments of $(6) related to the 2008 tax return and $1 related to the three months ended June 30, 2009.
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
The Company has determined a deferred tax asset valuation allowance that is adequate to reduce the total deferred tax asset to an amount that will more likely than not be realized. In assessing the need for a valuation allowance, management considered future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, and taxable income in prior carry back years, as well as tax planning strategies that include holding debt securities with market value losses until maturity, selling appreciated securities to offset capital losses, and sales of certain corporate assets. Such tax planning strategies are viewed by management as prudent and feasible and will be implemented if necessary to realize the deferred tax asset. However, future realized losses on investment securities could result in the recognition of additional valuation allowance if additional tax planning strategies are not available. At September 30, 2009 if the Company were to follow a “separate entity” approach, it would have recorded a valuation allowance of $280 related to realized capital losses. In addition, the current tax benefit related to any of the Company’s tax attributes realized by virtue of its inclusion in The Hartford’s consolidated tax return would have recorded directly to surplus rather than income. These benefits were $153 and $231 for the nine months ended September 30, 2009 and 2008, respectively.

RETAIL
Operating Summary

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change

Fee income and other	$506	$704	28%	$1,476	$2,171	(32%)
Earned premiums	2	11	(82%)	—	(2)	100%
Net investment income	199	187	6%	560	573	(2%)
Net realized capital losses	(617)	(482)	(28%)	(155)	(1,310)	88%

Total revenues [1]	90	420	(79%)	1,881	1,432	31%
Benefits, losses and loss adjustment expenses	132	350	(62%)	1,078	740	46%
Insurance operating costs and other expenses	247	281	(12%)	690	887	(22%)
Amortization of deferred policy acquisition costs and present value of future profits	20	1,121	(98%)	1,373	1,133	21%

Total benefits, losses and expenses	399	1,752	(77%)	3,141	2,760	14%

Income (loss) before income taxes	(309)	(1,332)	77%	(1,260)	(1,328)	5%
Income tax expense (benefit)	(137)	(507)	73%	(535)	(596)	10%

Net income (loss) [2]	$(172)	$(825)	79%	$(725)	$(732)	1%

				2009	2008	Change
Assets Under Management
Individual variable annuity account values				$83,315	$92,250	(10%)
Individual fixed annuity and other account values [3]				12,084	10,687	13%
Other retail products account values				—	500	(100%)

Total account values [4]				$95,399	$103,437	(8%)
Retail mutual fund assets under management				40,127	40,903	(2%)
Other mutual fund assets under management				1,123	2,084	(46%)

Total mutual fund assets under management				41,250	42,987	(4%)

Total assets under management				136,649	146,424	(7%)

[1]	During the nine months ended September 30, 2008, the transition impact related to the adoption of fair value accounting guidance was a reduction in revenues of $616.

[2]	During the nine months ended September 30, 2008, the transition impact related to the adoption of fair value accounting guidance was a reduction in net income of $209.

[3]	Includes policyholders’ balances for investment contracts and reserves for future policy benefits for insurance contracts.

[4]	Specialty products/ Other transferred to Other, effective January 1, 2009 on a prospective basis.
Three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008
Net loss improved for the three months ended September 30, 2009 primarily related to the third quarter 2009 DAC Unlock benefit of $69 compared with the third quarter 2008 DAC Unlock charge of $732, partially offset by higher realized capital losses and lower variable annuity and mutual fund fee income. The DAC Unlock benefit was driven primarily by improvements in equity markets throughout the second and third quarters of 2009. Net loss increased for the nine months ended September 30, 2009 primarily due to the impacts of equity market declines on variable annuity and mutual fund fee income and a higher 2009 individual annuity DAC amortization rate due to assumption changes from the DAC Unlocks and lower gross profits; offset by lower net realized capital losses due primarily to gains on GMWB derivatives and the transition impact related to the adoption of fair value accounting guidance, which resulted in the recognition of $616 of net realized capital losses in the nine months ended September 30, 2008.
Net realized capital losses worsened for the three months ended September 30, 2009, primarily due to the U.S. variable annuity hedge program, partially offset by lower impairment levels. Net realized capital losses improved for the nine months ended September 30, 2009 primarily due to gains in the variable annuity hedge program of $421 in 2009 compared with losses of $217 in 2008; as well as the recognition of $616 of losses associated with the transition impact related to the adoption of fair value accounting guidance.

For further discussion of realized capital losses, see the Realized Capital Gains and Losses by Segment table under Life’s Operating Section of the MD&A. For further discussion of the 2009 and 2008 DAC Unlocks, see the Critical Accounting Estimates section of the MD&A. The following other factors contributed to the changes in net loss:

Fee income and other
•     For the three and nine months ended September 30, 2009, fee income and other decreased primarily as a result of lower variable annuity and mutual fund fee income due to a decline in average account values. The decrease in average variable annuity account values can be attributed to market depreciation of $1.8 billion and net outflows of $7.1 billion during the last 12 months. Net outflows were driven by decreased sales, and continued surrender activity resulting from the aging of the variable annuity in-force block of business. The decline in mutual fund assets under management is primarily driven by market depreciation of $1.1 billion, partially offset by $408 of net flows during the last 12 months.

Net investment income	• For the three months ended September 30, 2009 net investment income increased primarily due to lower losses from limited partnerships and other alternative investments.

•     For the nine months ended September 30, 2009 net investment income decreased primarily due to a decline in income from limited partnerships and other alternative investments, combined with lower yields on fixed maturities primarily due to interest rate declines and maintaining a greater percentage of short-term investments in the asset portfolio, partially offset by an increase in general account assets.

Benefits, losses and loss adjustment expenses
•     For the three months ended September 30, 2009 benefits, losses and loss adjustment expenses decreased primarily as a result of the impacts of the third quarter 2009 and 2008 Unlocks. The 2009 Unlock reduced death benefit expense, while the 2008 Unlock increased death benefit expense.

•     For the nine months ended September 30, 2009, benefits, losses and loss adjustment expenses increased primarily as a result of the net impact of the Unlocks over the last twelve months, which increased the benefit ratio used in the calculation of GMDB reserves.

Insurance operating costs and other expenses
•     For the three and nine months ended September 30, 2009, insurance operating costs and other expenses decreased primarily as a result of lower asset based trail commissions due to equity market declines as well as ongoing efforts to actively reduce operating expenses.

Amortization of deferred policy acquisition costs and present value of future profits (“DAC”)
•     For the three months ended September 30, 2009, amortization of DAC decreased primarily due to the impact of the third quarter 2009 Unlock benefit as compared to the third quarter of 2008 Unlock charge.

•     For the nine months ended September 30, 2009, amortization of DAC increased primarily due to the higher individual annuity DAC amortization rate in 2009 as compared to 2008 due primarily to Unlock assumption changes made over the last twelve months and lower gross profits in 2009. Additionally, the adoption of fair value accounting guidance at the beginning of the first quarter of 2008 resulted in a DAC benefit.

Income tax benefit
•     For the three and nine months ended September 30, 2009, the income tax benefit is primarily due to the pre-tax losses driven by the factors discussed previously. For the three months ended September 30, 2009, the decline in tax benefits is relatively consistent with the improvement in pre-tax losses. For the nine months ended September 30, 2009, tax benefits declined primarily due to lower DRD benefit. The difference from a 35% tax rate is primarily due to the recognition of tax benefits associated with the DRD and foreign tax credits.

INDIVIDUAL LIFE
Operating Summary

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change

Fee income and other	$238	$208	14%	$748	$641	17%
Earned premiums	(22)	(15)	(47%)	(60)	(49)	(22%)
Net investment income	79	76	4%	227	241	(6%)
Net realized capital losses	(37)	(166)	78%	(117)	(219)	47%

Total revenues	258	103	150%	798	614	30%

Benefits, losses and loss adjustment expenses	154	145	6%	437	424	3%

Insurance operating costs and other expenses	45	51	(12%)	139	150	(7%)
Amortization of deferred policy acquisition costs and present value of future profits	78	73	7%	257	140	84%

Total benefits, losses and expenses	277	269	3%	833	714	17%
Income (loss) before income taxes	(19)	(166)	89%	(35)	(100)	65%
Income tax expense (benefit)	(18)	(61)	70%	(27)	(42)	36%

Net income (loss)	$(1)	$(105)	99%	$(8)	$(58)	86%

	2009	2008	Change

Account Values

Variable universal life insurance	5,552	5,848	(5%)

Total account values	$10,710	$10,709	—

Three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008:
Net income increased for the three and nine months ended September 30, 2009, driven primarily by lower net realized capital losses and the impacts of the Unlocks. For further discussion of net realized capital losses, see Realized Capital Gains and Losses by Segment section of the MD&A. For further discussion on the Unlock, see the Critical Accounting Estimates section of the MD&A. The following other factors contributed to the changes in net income:

Fee income and other	•	Fee income and other increased for the three and nine months ended September 30, 2009 primarily due to an increase in cost of insurance charges of $9 and $33, respectively, as a result of growth in guaranteed universal life insurance in-force. Also contributing to these increases were the 2009 impact of the Unlocks, partially offset by lower variable life fees as a result of equity market declines.

Earned premiums	•	Earned premiums, which include premiums for ceded reinsurance, decreased for the three and nine months ended primarily due to increased ceded reinsurance premiums due to aging and growth in life insurance in-force.

Net investment income	•	Net investment income was higher for the three months ended September 30, 2009 primarily due to lower losses from limited partnership and other alternative investments. Net investment income was lower for the nine months ended September 30, 2009 primarily due to higher losses from limited partnership and other alternative investments, combined with lower yields on fixed maturity investments, partially offset by growth in general account values.

Benefits, losses and loss adjustment expenses	•	Benefits, losses and loss adjustment expenses for the three and nine months ended September 30, 2009 increased slightly over the prior year periods primarily due to reserve increases on secondary guaranteed universal life products. Partially offsetting the nine month increase was lower death benefits related to favorable mortality experience.

Insurance operating costs and other expenses	•	For the three and nine months ended September 30, 2009, insurance operating costs and other expenses decreased as a result of continued active expense management efforts.

Amortization of DAC	•	For the three and nine months ended September 30, 2009, the increase in DAC amortization was primarily attributed to additional Unlock charges in 2009 compared to 2008. DAC amortization had a partial offset in amortization of deferred revenues, included in fee income.

Income tax benefit	•	For the three and nine months ended September 30, 2009, income tax benefit decreased as a result of improved earnings before income taxes primarily due to lower net realized capital losses and the effects of the 2009 Unlocks. The effective tax rate differs from the statutory rate of 35% for the three and nine months ended September 30, 2009 and 2008 primarily due to the recognition of the dividends received deduction.

RETIREMENT PLANS
Operating Summary

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change

Fee income and other	$83	$94	(12%)	$234	$259	(10%)
Earned premiums	1	1	—	3	3	—
Net investment income	80	87	(8%)	237	267	(11%)
Net realized capital losses	(89)	(181)	51%	(228)	(236)	3%

Total revenues	75	1	NM	246	293	(16%)
Benefits, losses and loss adjustment expenses	62	69	(10%)	204	200	2%
Insurance operating costs and other expenses	81	95	(15%)	241	248	(3%)
Amortization of deferred policy acquisition costs and present value of future profits	(15)	94	NM	63	93	(32%)

Total benefits, losses and expenses	128	258	(50%)	508	541	(6%)
Loss before income taxes	(53)	(257)	79%	(262)	(248)	(6%)
Income tax benefit	(19)	(97)	80%	(100)	(114)	12%

Net loss	$(34)	$(160)	79%	$(162)	$(134)	(21%)

Assets Under Management

403(b)/457 account values				$10,760	$11,432	(6%)
401(k) account values				15,339	13,736	12%

Total account values [1]				26,099	25,168	4%
403(b)/457 mutual fund assets under management				207	104	99%
401(k) mutual fund assets under management				16,441	18,022	(9%)

Total mutual fund assets under management				16,648	18,126	(8%)

Total assets under management				$42,747	$43,294	(1%)

Total assets under administration — 401(k)				$5,867	$5,853	—

[1]	Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.
Three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008
Net loss for the three months ended September 30, 2009 decreased primarily due to lower net realized capital losses, along with the third quarter 2009 DAC Unlock of $0 compared to the third quarter 2008 DAC Unlock charge of $49. Net loss in Retirement Plans increased for the nine months ended September 30, 2009 due to lower net investment income and fee income. For further discussion of net realized capital losses, see Realized Capital Gains and Losses by Segment table under Life’s Operating section of the MD&A. For further discussion of the DAC Unlock, see the Critical Accounting Estimates section of the MD&A. The following other factors contributed to the changes in net loss:

Fee income and other	•	For the three and nine months ended September 30, 2009, fee income and other decreased primarily due to lower average account values.

Net investment income	•	For the three months ended September 30, 2009, net investment income decreased primarily as a result of lower yields on fixed maturity investments. For the nine months ended September 30, 2009, net investment income decreased primarily as a result of lower yields on fixed maturity investments and lower limited partnership and other alternative investment returns.

Insurance operating costs and other expenses	•	Insurance operating costs and other expenses decreased for the three and nine months ended September 30, 2009 due to expense management initiatives and higher expenses incurred in the prior year period associated with the acquired businesses. Partially offsetting this favorability for the nine months ended September 30, 2009 is that 2009 includes a full nine months of operating expenses associated with the businesses acquired in the latter part of the first quarter of 2008.

Amortization of DAC	•	Amortization of deferred policy acquisition costs and present value of future profits decreased for the three months ended September 30, 2009 as a result of a higher DAC Unlock change in the third quarter of 2008 as compared to an Unlock of $0 in the third quarter of 2009.

Income tax benefit	•	For the three months ended September 30, 2009 the income tax benefit is lower than the prior year periods income tax benefit due to a lower loss before income taxes primarily due to decreased realized capital losses and the DAC Unlock change in the third quarter of 2008. The effective tax rate differs from the statutory rate of 35% for the three and nine months ended September 30, 2009 and September 30, 2008 primarily due to the recognition of the DRD.

INSTITUTIONAL
Operating Summary

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change

Fee income and other	$29	$40	(28%)	$107	$120	(11%)
Earned premiums	31	244	(87%)	316	674	(53%)
Net investment income	212	236	(10%)	618	801	(23%)
Net realized capital losses	(146)	(601)	—	(480)	(907)	47%

Total revenues	126	(81)	NM	561	688	(18%)
Benefits, losses and loss adjustment expenses [2]	259	484	(46%)	1,028	1,423	(28%)
Insurance operating costs and other expenses	21	34	(38%)	68	93	(27%)
Amortization of deferred policy acquisition costs and present value of future profits	6	5	20%	13	16	(19%)

Total benefits, losses and expenses	286	523	(45%)	1,109	1,532	(28%)
Loss before income taxes	(160)	(604)	74%	(548)	(844)	35%
Income tax benefit	(56)	(213)	74%	(198)	(301)	34%

Net loss	$(104)	$(391)	73%	$(350)	$(543)	36%

	2009	2008	Change

Assets Under Management
Institutional Investment Product account values [1]	$22,862	$24,496	(6%)
Private Placement Life Insurance account values [1]	33,197	32,866	1%
Mutual fund assets under management	4,453	3,325	34%

Total Assets Under Management	$60,512	$60,687	—

[1]	Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.

[2]	Included in Benefits, losses and loss adjustment expenses is $19 and $49 of interest credited on an intercompany funding agreement that is eliminated in consolidation for the three and nine months ended September 30, 2009, respectively.
Three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008
Net loss in Institutional decreased for the three and nine months ended September 30, 2009 as lower net realized capital losses were partially offset by a decline in net investment spread. For further discussion of net realized capital losses, see Realized Capital Gains and Losses by Segment table under Life’s Operating Section of the MD&A. The following other factors contributed to changes in net loss:

Earned premiums	•	Earned premiums decreased for the three and nine months ended September 30, 2009 as ratings downgrades reduced payout annuity sales. The decrease in earned premiums was offset by a corresponding decrease in benefits, losses, and loss adjustment expenses.

Net investment income	•	Net investment income declined for the three and nine months ended September 30, 2009. The decline is a result of lower yields on variable rate securities due to declines in short-term interest rates, an increased allocation to lower yielding U.S. Treasuries and short-term investments, and for the nine months ended September 30, 2009, decreased returns on limited partnership and other alternative investments. The lower yield on variable rate securities was partially offset by a corresponding decrease in interest credited on liabilities reported in benefits, losses, and loss adjustment expenses.

Insurance operating costs and other expenses	•	Insurance operating costs and other expenses decreased for the three and nine months ended September 30, 2009 due to active expense management efforts and reduced information technology expenses.

OTHER
Operating Summary

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2009	2008	Change		2009	2008	Change

Fee income and other	$54	$36	54%		$132	$104	28%
Earned premiums	39	36	8%		128	107	20%
Net investment income
Securities available-for-sale and other	74	57	30%		239	196	22%
Equity securities, trading [3]	299	(118)	NM		308	(240)	NM
Total net investment income	373	(61)	NM		547	(44)	NM
Net realized capital gains (losses)	(623)	(530)	(18%)		962	(998)	NM

Total revenues [1]	(157)	(519)	70%		1,769	(831)	NM

Benefits, losses and loss adjustment expenses	67	88	(24%)		252	222	14%
Benefits, loss and loss adjustment expenses — returns credited on International unit-linked bonds and pension products [3]	299	(118)	NM		308	(240)	NM
Insurance operating costs and other expenses	91	37	146 146	% %	244	95	157%

Amortization of deferred policy acquisition costs and present value of future profits	4	(4)	NM		86	(2)	NM

Total benefits, losses and expenses	461	3	NM		890	75	NM
Income (loss) before income taxes	(618)	(522)	(19%)		879	(906)	NM
Income tax expense (benefit)	(219)	(171)	(29%)		335	(293)	NM

Net income (loss) [2]	(399)	(351)	(14%)		544	(613)	NM

Net income (loss) attributable to the noncontrolling interest	(3)	10	NM		(9)	52	NM

Net income (loss) attributable to Hartford Life Insurance Company	$(402)	$(341)	(18%)		$535	$(561)	NM

[1]	The transition impact related to the adoption of fair value accounting was a reduction in revenues of $172 for the nine months ended September 30, 2008.

[2]	The transition impact related to the adoption of fair value accounting was a reduction in net income of $102 for the nine months ended September 30, 2008.

[3]	Includes investment income and mark-to-market effects of equity securities, trading, supporting the European variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders within benefits, losses and loss adjustment expenses.
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
Three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008

Realized capital gains (losses)	•	See Realized Capital Gains and Losses by Segment table under Life’s Operating section of the MD&A.

Benefits, losses and loss adjustment expenses	•	Benefits, losses and loss adjustment expenses increased for the three months ended September 30, 2009 due to intersegment eliminations of $19. Benefits, losses and loss adjustment expenses increased for the nine months ended September 30, 2009 as a result of the impact of the net 2009 Unlocks and was partially offset by the intersegment eliminations of $49.

Insurance operating costs and other expenses	•	Insurance operating costs and other expenses increased for the three and nine months ended September 30, 2009 due to restructuring costs that are severance benefits and other costs associated with the suspension of sales in the Company’s European operations as well as interest expense for the structured financing transaction with HLIKK that was initiated in the fourth quarter of 2008. Additionally, litigation reserves increased in the third quarter of 2009. See Note 13 for further details on the Company’s restructuring, severance and other costs and restructurings within other Life segments and Note 11 for further details on the structured financing transaction with HLIKK.

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
The Company is not exposed to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholders’ equity other than U.S. government and government agencies backed by the full faith and credit of the U.S. government. For further discussion of concentration of credit risk, see the Concentration of Credit Risk Section in Note 4 of Notes to the Condensed Consolidated Financial Statements in the Company’s Form 10-K Annual Report and the Current Report on Form 8-K filed on April 30, 2009.
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
The maximum uncollateralized threshold for a derivative counterparty for a single legal entity is $10. The Company currently transacts derivatives in two legal entities and therefore the maximum combined threshold for a single counterparty over all legal entities that use derivatives is $20. In addition, the Company may have exposure to multiple counterparties in a single corporate family due to a common credit support provider. As of September 30, 2009, the maximum combined threshold for all counterparties under a single credit support provider over all legal entities that use derivatives is $40. Based on the contractual terms of the collateral agreements, these thresholds may be immediately reduced due to a downgrade in a counterparty’s credit rating. For further discussion, see the Derivative Commitments Section of Note 9 of the Condensed Consolidated Financial Statements.
For the three and nine months ended September 30, 2009, the Company has incurred no losses on derivative instruments due to counterparty default.
In addition to counterparty credit risk, the Company enters into credit default swaps to manage credit exposure.
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

The Company uses credit derivatives to purchase credit protection and, to a lesser extent, assume credit risk with respect to a single entity, referenced index, or asset pool. The Company purchases credit protection through credit default swaps to economically hedge and manage credit risk of certain fixed maturity investments across multiple sectors of the investment portfolio. The Company has also entered into credit default swaps that assume credit risk as part of replication transactions. Replication transactions are used as an economical means to synthetically replicate the characteristics and performance of assets that would otherwise be permissible investments under the Company’s investment policies. These swaps reference investment grade single corporate issuers and baskets, which include trades ranging from baskets of up to five corporate issuers to standard and customized diversified portfolios of corporate issuers. The baskets of diversified portfolios are established within sector concentration limits and are typically divided into tranches which possess different credit ratings ranging from AAA through the CCC rated first loss position.
Available-for-Sale Securities
The following table presents the Company’s fixed maturities by credit quality. The ratings referenced below are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company’s internal analysis of such securities.

Fixed Maturities by Credit Quality
	September 30, 2009			December 31, 2008
			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value

U.S. government/government agencies	$4,200	$4,159	10.5%	$7,200	$7,289	18.4%
AAA	6,766	5,980	15.2%	10,316	7,368	18.6%
AA	6,391	5,447	13.8%	7,304	5,704	14.4%
A	12,026	11,187	28.4%	11,590	9,626	24.4%
BBB	11,300	10,417	26.4%	10,292	8,288	21.0%
BB & below	3,514	2,246	5.7%	1,742	1,285	3.2%

Total fixed maturities	$44,197	$39,436	100.0%	$48,444	$39,560	100.0%

The movement within the Company’s investment ratings was primarily attributable to rating agency downgrades across multiple sectors and sales of U.S. Treasuries being re-deployed into corporate securities. The ratings associated with the Company’s commercial mortgage backed-securities (“CMBS”) and commercial real estate (“CRE”) collateralized debt obligations (“CDOs”) may be negatively impacted as rating agencies contemplate changes to their methodologies and/or continue to monitor security performance in the upcoming months.

The following table presents the Company’s AFS securities by type.

Available-for-Sale Securities by Type
	September 30, 2009					December 31, 2008
					Percent					Percent
	Cost or	Gross	Gross		of Total	Cost or	Gross	Gross		of Total
	Amortized	Unrealized	Unrealized	Fair	Fair	Amortized	Unrealized	Unrealized	Fair	Fair
	Cost	Gains	Losses	Value	Value	Cost	Gains	Losses	Value	Value

Asset-backed securities (“ABS”)
Consumer loans	$1,652	$14	$(297)	$1,369	3.5%	$1,880	$—	$(512)	$1,368	3.4%
Small business	429	1	(186)	244	0.6%	428	—	(197)	231	0.6%
Other	407	28	(60)	375	0.9%	482	5	(110)	377	1.0%
CDOs
CLOs [1]	2,033	—	(298)	1,735	4.4%	2,107	—	(537)	1,570	4.0%
CRE	1,340	22	(987)	375	0.9%	1,566	2	(1,170)	398	1.0%
Other	4	1	(1)	4	—	19	—	(6)	13	—
CMBS
Agency backed [2]	183	10	—	193	0.5%	243	8	—	251	0.6%
Bonds	6,597	45	(1,876)	4,766	12.1%	7,160	1	(2,719)	4,442	11.2%
Interest only (“IOs”)	716	44	(46)	714	1.8%	840	12	(196)	656	1.7%
Corporate
Basic industry	1,725	77	(68)	1,734	4.4%	1,459	5	(233)	1,231	3.1%
Capital goods	1,972	116	(48)	2,040	5.2%	1,656	26	(201)	1,481	3.7%
Consumer cyclical	1,401	55	(47)	1,409	3.6%	1,588	29	(244)	1,373	3.5%
Consumer non-cyclical	3,152	233	(21)	3,364	8.5%	2,455	46	(172)	2,329	5.9%
Energy	2,072	144	(14)	2,202	5.6%	1,320	19	(118)	1,221	3.1%
Financial services	5,051	89	(725)	4,415	11.2%	5,563	163	(994)	4,732	12.0%
Tech./comm.	2,524	161	(43)	2,642	6.7%	2,597	69	(248)	2,418	6.1%
Transportation	515	19	(30)	504	1.3%	410	8	(67)	351	0.9%
Utilities	3,794	256	(73)	3,977	10.1%	3,189	76	(376)	2,889	7.3%
Other [3]	1,021	17	(133)	905	2.3%	1,015	—	(305)	710	1.8%
Foreign govt./govt. agencies	492	40	(7)	525	1.3%	2,094	86	(33)	2,147	5.4%
Municipal	961	10	(171)	800	2.0%	917	8	(220)	705	1.8%
RMBS
Agency	2,061	71	(1)	2,131	5.4%	1,924	53	(8)	1,969	5.0%
Non-agency	133	—	(25)	108	0.3%	159	—	(43)	116	0.3%
Alt-A	213	—	(73)	140	0.4%	256	—	(90)	166	0.4%
Sub-prime	1,793	3	(866)	930	2.4%	2,084	4	(741)	1,347	3.4%
U.S. Treasuries	1,956	23	(144)	1,835	4.6%	5,033	75	(39)	5,069	12.8%

Total fixed maturities	44,197	1,479	(6,240)	39,436	100.0%	48,444	695	(9,579)	39,560	100.0%
Equity securities
Financial Services	300	6	(72)	234		334	—	(107)	227
Other	164	22	(11)	175		280	4	(77)	207

Total equity securities	464	28	(83)	409		614	4	(184)	434

Total AFS securities	$44,661	$1,507	$(6,323)	$39,845		$49,058	$699	$(9,763)	$39,994

[1]	As of September 30, 2009, 86% of these senior secured bank loan collateralized loan obligations (“CLOs”) were rated AA and above with an average subordination of 27%.

[2]	Represents securities with pools of loans by the Small Business Administration whose issued loans are backed by the full faith and credit of the U.S. government.

[3]	Includes structured investments with an amortized cost and fair value of $333 and $252, respectively, as of September 30, 2009 and $326 and $222, respectively, as of December 31, 2008. The underlying securities supporting these investments are primarily diversified pools of investment grade corporate issuers which can withstand a 15% cumulative default rate, assuming a 35% recovery.
The Company continued to reallocate its AFS investment portfolio to securities with more favorable return profiles, in particular corporate securities within consumer non-cyclical and other recession resistant sectors while reducing U.S. Treasuries. The Company’s AFS net unrealized loss position decreased as a result of improved security valuations due to credit spread tightening, partially offset by $738 due to a before-tax cumulative effect of accounting change related to impairments. For further discussion on the accounting change, see Note 1 of the Notes to the Condensed Consolidated Financial Statements. The following sections highlight the Company’s significant investment sectors.
Financial Services
Several positive developments occurred in the financial services sectors during the three months ended September 30, 2009. Earnings for large domestic banks surpassed expectations, and losses for banks that underwent the Supervisory Capital Assessment Program (“SCAP”), or stress test, were less than the Federal Reserve’s projections. In addition, unrealized losses on banks’ investment portfolios decreased as credit spreads tightened and banks improved their capitalization through common equity capital raises, exchanges and tenders. Banks and insurance firms were also able to access re-opened debt capital markets, reducing their dependence on government guarantee programs and enhancing their liquidity positions. Despite these positive developments, financial services companies continue to face a difficult macroeconomic environment and remain vulnerable to deteriorating asset performance and quality, as well as weak earnings prospects.
The Company has exposure to the financial services sector predominantly through banking and insurance firms. Since December 31, 2008, the Company has reduced its exposure to this sector. A comparison of fair value to amortized cost is not indicative of the pricing of individual securities as impairments have occurred. The following table presents the Company’s exposure to the financial services sector included in the AFS Securities by Type table above.

Financial Services by Credit Quality [1]
	September 30, 2009			December 31, 2008
			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value

AAA	$162	$165	3.6%	$463	$394	8.0%
AA	1,306	1,245	26.8%	1,422	1,240	25.0%
A	2,614	2,238	48.1%	3,386	2,834	57.1%
BBB	779	633	13.6%	537	411	8.3%
BB & below	490	368	7.9%	89	80	1.6%

Total	$5,351	$4,649	100.0%	$5,897	$4,959	100.0%

[1]	The credit qualities above include downgrades that have shifted the portfolio from higher rated assets to lower rated assets since December 31, 2008.
Sub-Prime Residential Mortgage Loans
The following table presents the Company’s exposure to residential mortgage-backed securities (“RMBS”) supported by sub-prime mortgage loans by current credit quality and vintage year included in the AFS Securities by Type table above. These securities have been affected by deterioration in collateral performance caused by declining home prices and continued macroeconomic pressures. A comparison of fair value to amortized cost is not indicative of the pricing of individual securities as impairments have occurred. Credit protection represents the current weighted average percentage, excluding wrapped securities, of the outstanding capital structure subordinated to the Company’s investment holding that is available to absorb losses before the security incurs the first dollar loss of principal.
Sub-Prime Residential Mortgage Loans [1] [2] [3] [4] [5]

September 30, 2009
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$20	$14	$59	$45	$74	$48	$10	$6	$58	$33	$221	$146
2004	82	66	246	160	63	39	4	2	3	2	398	269
2005	58	24	270	173	135	75	83	23	165	35	711	330
2006	8	7	11	8	11	7	27	8	224	76	281	106
2007	—	—	—	—	—	—	7	1	175	78	182	79

Total	$168	$111	$586	$386	$283	$169	$131	$40	$625	$224	$1,793	$930

Credit protection	43.7%		53.1%		40.6%		36.9%		25.8%		40.7%

December 31, 2008
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$26	$22	$129	$109	$48	$35	$17	$13	$34	$19	$254	$198
2004	108	79	303	240	—	—	8	7	—	—	419	326
2005	73	56	525	353	138	70	24	16	22	18	782	513
2006	45	41	109	50	10	5	87	35	96	36	347	167
2007	42	27	40	9	33	15	35	19	132	73	282	143

Total	$294	$225	$1,106	$761	$229	$125	$171	$90	$284	$146	$2,084	$1,347

Credit protection	39.3%		48.3%		32.1%		23.5%		20.1%		41.4%

[1]	The vintage year represents the year the underlying loans in the pool were originated.

[2]	Includes second lien residential mortgages with an amortized cost and fair value of $75 and $34, respectively, as of September 30, 2009 and $120 and $60, respectively, as of December 31, 2008, which are composed primarily of loans to prime and Alt-A borrowers.

[3]	As of September 30, 2009, the weighted average life of the sub-prime residential mortgage portfolio was 4.8 years.

[4]	Approximately 91% of the portfolio is backed by adjustable rate mortgages.

[5]	The credit qualities above include downgrades that have shifted the portfolio from higher rated assets to lower rated assets since December 31, 2008.
Commercial Mortgage Loans
The Company has observed and expects continued pressure on commercial real estate market fundamentals including increased vacancies, rising delinquencies, lower rent growth and declining property values. The following tables present the Company’s exposure to CMBS bonds, CRE CDOs and CMBS IOs by current credit quality and vintage year, included in the AFS Securities by Type table above. A comparison of fair value to amortized cost is not indicative of the pricing of individual securities as impairments have occurred. Credit protection represents the current weighted average percentage of the outstanding capital structure subordinated to the Company’s investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. This credit protection does not include any equity interest or property value in excess of outstanding debt. The ratings associated with the Company’s CMBS and CRE CDOs may be negatively impacted as rating agencies contemplate changes to their methodologies and/or continue to monitor security performance in the upcoming months.
CMBS — Bonds [1] [2]

September 30, 2009
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$1,196	$1,199	$251	$202	$69	$50	$10	$9	$23	$17	$1,549	$1,477
2004	347	343	49	32	40	23	30	14	—	—	466	412
2005	569	519	197	117	108	53	86	49	109	59	1,069	797
2006	1,213	991	152	81	346	159	537	273	313	107	2,561	1,611
2007	376	264	30	10	40	14	284	117	222	64	952	469

Total	$3,701	$3,316	$679	$442	$603	$299	$947	$462	$667	$247	$6,597	$4,766

Credit protection	26.9%		22.3%		15.4%		14.9%		6.9%		21.5%

December 31, 2008
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$1,492	$1,365	$259	$179	$71	$40	$11	$8	$23	$16	$1,856	$1,608
2004	365	317	53	22	41	15	20	8	—	—	479	362
2005	561	428	243	93	235	109	48	23	—	—	1,087	653
2006	1,732	1,025	228	76	353	140	354	129	39	12	2,706	1,382
2007	528	256	263	90	102	31	134	59	5	1	1,032	437

Total	$4,678	$3,391	$1,046	$460	$802	$335	$567	$227	$67	$29	$7,160	$4,442

Credit protection	24.7%		18.6%		12.6%		4.9%		4.3%		20.6%

[1]	The vintage year represents the year the pool of loans was originated.

[2]	The credit qualities above include downgrades that have shifted the portfolio from higher rated assets to lower rated assets since December 31, 2008.

CMBS — CRE CDOs [1] [2] [3] [4]

September 30, 2009
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$38	$11	$31	$12	$69	$11	$152	$38	$59	$34	$349	$106
2004	18	12	70	4	38	4	28	8	25	19	179	47
2005	17	3	73	2	30	7	47	7	16	17	183	36
2006	49	12	127	5	65	21	55	12	16	43	312	93
2007	55	7	28	7	64	24	36	11	41	18	224	67
2008	17	2	6	—	18	5	6	3	17	9	64	19
2009	9	2	2	—	7	3	2	1	9	1	29	7

Total	$203	$49	$337	$30	$291	$75	$326	$80	$183	$141	$1,340	$375

Credit protection	34.9%		10.7%		23.6%		31.3%		29.4%		24.7%

December 31, 2008
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$127	$43	$90	$28	$59	$14	$48	$6	$30	$5	$354	$96
2004	118	35	16	5	31	9	12	2	13	2	190	53
2005	71	29	58	12	56	10	10	2	1	—	196	53
2006	222	68	83	18	74	19	15	2	—	—	394	107
2007	126	40	106	19	101	10	11	1	—	—	344	70
2008	39	11	22	5	24	3	3	—	—	—	88	19

Total	$703	$226	$375	$87	$345	$65	$99	$13	$44	$7	$1,566	$398

Credit protection	27.1%		21.3%		17.9%		17.0%		57.5%		23.9%

[1]	The vintage year represents the year that the underlying collateral in the pool was originated. Individual CDO market value is allocated by the proportion of collateral within each vintage year.

[2]	As of September 30, 2009, approximately 32% of the underlying CRE CDOs collateral are seasoned, below investment grade securities.

[3]	For certain CRE CDOs, the collateral manager has the ability to reinvest proceeds that become available, primarily from collateral maturities. The increase in the 2008 and 2009 vintage years represents reinvestment under these CRE CDOs.

[4]	The credit qualities above include downgrades that have shifted the portfolio from higher rated assets to lower rated assets since December 31, 2008.
CMBS — IOs [1] [2]

	September 30, 2009								December 31, 2008
	AAA		A		BBB		Total		AAA
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$243	$264	$—	$—	$—	$—	$243	$264	$295	$287
2004	132	138	—	—	—	—	132	138	158	119
2005	169	164	—	—	1	1	170	165	200	136
2006	83	65	2	3	—	—	85	68	93	54
2007	86	79	—	—	—	—	86	79	94	60

Total	$713	$710	$2	$3	$1	$1	$716	$714	$840	$656

[1]	The vintage year represents the year the pool of loans was originated

[2]	The credit qualities above include downgrades that have shifted the portfolio from higher rated assets to lower rated assets since December 31, 2008.
In addition to commercial mortgage-backed securities, the Company has commercial mortgage loans with a carrying value of $4.2 billion and $4.5 billion as of September 30, 2009 and December 31, 2008, respectively. These loans are collateralized by a variety of commercial properties and are diversified both geographically throughout the United States and by property type. These loans may be either in the form of a whole loan, where the Company is the sole lender, or a loan participation. Loan participations are loans where the Company has purchased or retained a portion of an outstanding loan or package of loans and participates on a pro-rata basis in collecting interest and principal pursuant to the terms of the participation agreement. In general, A-Note participations have senior payment priority, followed by B-Note participations and then mezzanine loan participations. As of September 30, 2009, loans within the Company’s mortgage loan portfolio have had minimal extension or restructurings.

The following table presents the Company’s amortized cost and valuation allowances for commercial mortgage loans by type and loan structure.

Commercial Mortgage Loans
	September 30, 2009			December 31, 2008
	Amortized	Valuation	Carrying	Amortized	Valuation	Carrying
	Cost [1]	Allowance	Value	Cost [1]	Allowance	Value

Whole loans	$2,611	$(20)	$2,591	$2,707	$(2)	$2,705
A-Note participations	326	—	326	335	—	335
B-Note participations	525	(37)	488	562	—	562
Mezzanine loans	857	(58)	799	859	—	859

Total [2]	$4,319	$(115)	$4,204	$4,463	$(2)	$4,461

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.

[2]	Excludes agricultural mortgage loans. For further information on the total mortgage loan portfolio, see Note 4 of Notes to the Condensed Consolidated Financial Statements.
At origination, the weighted average loan-to-value (“LTV”) rate of the Company’s commercial mortgage loan portfolio was approximately 55%. As of September 30, 2009, the current weighted average LTV was approximately 70%. LTV rates compare the loan amount to the value of the underlying property collateralizing the loan. The loan values are updated periodically through property level reviews of the mortgage loan portfolio. Factors considered in the property valuation include, but are not limited to, actual and expected property cash flows, geographic market data and capitalization rates.
ABS Consumer Loans
The following table presents the Company’s exposure to ABS consumer loans by credit quality, included in the AFS Securities by Type table above. Currently, the Company expects its ABS consumer loan holdings will continue to pay contractual principal and interest payments due to the ultimate expected borrower repayment performance and structural credit enhancements, which remain sufficient to absorb a significantly higher level of defaults than are currently anticipated.
ABS Consumer Loans

September 30, 2009
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

Auto [1]	$46	$46	$89	$86	$106	$104	$100	$95	$11	$8	$352	$339
Credit card	319	331	—	—	36	35	195	181	58	52	608	599
Student loan [2]	271	164	302	210	119	57	—	—	—	—	692	431

Total [3]	$636	$541	$391	$296	$261	$196	$295	$276	$69	$60	$1,652	$1,369

December 31, 2008
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

Auto	$108	$84	$7	$6	$142	$103	$160	$123	$15	$10	$432	$326
Credit card	313	273	6	4	97	86	278	197	57	39	751	599
Student loan	272	143	306	229	119	71	—	—	—	—	697	443

Total	$693	$500	$319	$239	$358	$260	$438	$320	$72	$49	$1,880	$1,368

[1]	As of September 30, 2009, approximately 9% of the auto consumer loan-backed securities were issued by lenders whose primary business is to sub-prime borrowers.

[2]	As of September 30, 2009, approximately half of the student loan-backed exposure is guaranteed by the Federal Family Education Loan Program, with the remainder comprised of loans to prime borrowers.

[3]	The credit qualities above include downgrades that have shifted the portfolio from higher rated assets to lower rated assets since December 31, 2008.

Limited Partnerships and Other Alternative Investments
The Company has investments in limited partnerships and other alternative investments which include hedge funds, mortgage and real estate funds, mezzanine debt funds, and private equity and other funds. Hedge funds include investments in funds of funds and direct funds. Mortgage and real estate funds consist of investments in funds whose assets consist of mortgage loans, mortgage loan participations, mezzanine loans or other notes which may be below investment grade quality, as well as equity real estate and real estate joint ventures. Mezzanine debt funds include investments in funds whose assets consist of subordinated debt that often incorporates equity-based options such as warrants and a limited amount of direct equity investments. Private equity and other funds primarily consist of investments in funds whose assets typically consist of a diversified pool of investments in small non-public businesses with high growth potential.
The following table summarizes the Company’s limited partnerships and other alternative investments by type.

Limited Partnerships and Other Alternative Investments
	September 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent

Hedge funds	$116	15.0%	$263	25.5%
Mortgage and real estate funds	142	18.3%	228	22.1%
Mezzanine debt funds	66	8.5%	78	7.5%
Private equity and other funds	452	58.2%	464	44.9%

Total	$776	100.0%	$1,033	100.0%

Limited partnerships and other alternative investments decreased primarily due to hedge fund redemptions and negative re-valuations of the underlying investments associated primarily with the real estate and private equity markets. The Company expects further hedge fund redemptions and does not expect significant additions to limited partnerships and other alternative investments in 2009 except for the funding of existing commitments.
Other-Than-Temporary Impairments
The following table presents the Company’s impairments recognized in earnings.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

ABS	$41	$11	$47	$11
CDOs
CREs	153	95	242	209
Other	21	—	23	—
CMBS
Bonds	69	26	118	33
IOs	—	34	17	34
Corporate
Financial services	23	714	113	766
Other	20	177	35	215
Equities
Financial services	23	120	53	128
Other	1	1	47	15
Foreign govt./govt. agencies	—	1	—	3
Municipal	—	—	—	1
RMBS
Non-agency	2	13	3	13
Alt-A	28	16	29	16
Sub-prime	34	102	119	180
U. S. Treasuries	—	—	2	—

Impairments recognized in earnings	$415	$1,310	$848	$1,624

Three months ended September 30, 2009
Impairments recognized in earnings were comprised of credit impairments of $378, impairments on debt securities for which the Company intends to sell of $13 and impairments on equity securities of $24.

Credit impairments were primarily concentrated on structured securities, mainly CRE CDOs, CMBS bonds and below-prime RMBS. These securities were impaired primarily due to increased severity in macroeconomic assumptions and continued deterioration of the underlying collateral. The Company determined these impairments using discounted cash flow models that considered losses under current and expected future economic conditions. Assumptions used over the current recessionary period included macroeconomic factors, such as a continued increase in the unemployment rate and continued gross domestic product contraction, as well as sector specific factors including, but not limited to:
•	Commercial property value declines that averaged 40% to 45% from the valuation peak but differed by property type and location.

•	Average cumulative CMBS collateral loss rates that varied by vintage year but reached approximately 11% for the 2006 and 2007 vintage years.

•	Residential property value declines that averaged approximately 40% from the valuation peak but differed by location.

•	Average cumulative RMBS collateral loss rates that varied by vintage year but reached approximately 40% for the 2007 vintage year.
Impairments on securities for which the Company had the intent to sell were primarily on corporate financial services securities where the Company has an active plan to dispose of the securities. Impairments on equity securities were primarily on below investment grade hybrid securities.
Nine months ended September 30, 2009
Impairments recognized in earnings were comprised of credit impairments of $657, including $73 of impairments taken prior to the accounting change related to impairments, impairments on securities for which the Company intends to sell of $91 primarily related to corporate financial services securities and impairments on equity securities of $100 primarily related to common stock and below investment grade hybrid securities.
Future impairments may develop as the result of changes in intent to sell or if actual results underperform current modeling assumptions, which may be the result of, but are not limited to, macroeconomic factors, changes in assumptions used, property value declines beyond current average assumptions or security loss rates exceeding average assumptions.
Three and nine months ended September 30, 2008
Impairments were primarily concentrated in subordinated fixed maturities and preferred equities within the financial services sector, as well as on structured securities. The remaining impairments were comprised of securities in various sectors that experienced significant credit spread widening and for which the Company was uncertain of its intent to retain the investments for a period of time sufficient to allow for recovery.
Security Unrealized Loss Aging
As part of the Company’s ongoing security monitoring process, the Company has reviewed its AFS securities in an unrealized loss position and concluded that there were no additional impairments as of September 30, 2009 and December 31, 2008. During this analysis, the Company determined that it neither has an intention to sell nor does it expect to be required to sell the securities outlined below. For further discussion, see the Recognition and Presentation of Other-Than-Temporary Impairments Section in Note 1 of the Notes to the Condensed Consolidated Financial Statements.
The following table presents the Company’s unrealized loss aging for AFS securities by length of time the security was in a continuous unrealized loss position.

Consolidated Securities
	September 30, 2009				December 31, 2008
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
	Items	Cost	Value	Loss	Items	Cost	Value	Loss

Three months or less	222	$740	$708	$(32)	1,039	$11,458	$10,538	$(920)
Greater than three to six months	245	1,483	1,256	(227)	596	3,599	2,817	(782)
Greater than six to nine months	81	1,960	1,496	(464)	535	4,554	3,735	(819)
Greater than nine to twelve months	145	1,996	1,604	(392)	360	3,107	2,183	(924)
Greater than twelve months	1,633	16,714	11,506	(5,208)	1,626	16,303	9,985	(6,318)

Total	2,326	$22,893	$16,570	$(6,323)	4,156	$39,021	$29,258	$(9,763)

The following tables present the Company’s unrealized loss aging for AFS securities by length of time the security was in a continuous greater than 20% unrealized loss position.

Securitized Assets Depressed over 20%
	September 30, 2009				December 31, 2008
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss

Three months or less	17	$62	$41	$(21)	652	$7,786	$4,561	$(3,225)
Greater than three to six months	97	399	255	(144)	119	1,122	444	(678)
Greater than six to nine months	61	1,409	925	(484)	89	1,145	458	(687)
Greater than nine to twelve months	189	1,804	1,045	(759)	143	1,363	391	(972)
Greater than twelve months	402	4,413	1,633	(2,780)	31	311	57	(254)

Total	766	$8,087	$3,899	$(4,188)	1,034	$11,727	$5,911	$(5,816)

All Other Securities Depressed over 20%
	September 30, 2009				December 31, 2008
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss

Three months or less	16	$201	$151	$(50)	564	$6,359	$4,188	$(2,171)
Greater than three to six months	53	1,198	870	(328)	28	238	124	(114)
Greater than six to nine months	24	350	219	(131)	14	173	102	(71)
Greater than nine to twelve months	78	1,048	723	(325)	11	199	112	(87)
Greater than twelve months	60	1,025	680	(345)	—	—	—	—

Total	231	$3,822	$2,643	$(1,179)	617	$6,969	$4,526	$(2,443)

Consolidated Securities Depressed over 20%
	September 30, 2009				December 31, 2008
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss

Three months or less	33	$263	$192	$(71)	1,216	$14,145	$8,749	$(5,396)
Greater than three to six months	150	1,597	1,125	(472)	147	1,360	568	(792)
Greater than six to nine months	85	1,759	1,144	(615)	103	1,318	560	(758)
Greater than nine to twelve months	267	2,852	1,768	(1,084)	154	1,562	503	(1,059)
Greater than twelve months	462	5,438	2,313	(3,125)	31	311	57	(254)

Total	997	$11,909	$6,542	$(5,367)	1,651	$18,696	$10,437	$(8,259)

The following tables present the Company’s unrealized loss aging for AFS securities (included in the tables above) by length of time the security was in a continuous greater than 50% unrealized loss position.

Securitized Assets Depressed over 50%
	September 30, 2009				December 31, 2008
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss

Three months or less	16	$61	$27	$(34)	430	$5,072	$1,716	$(3,356)
Greater than three to six months	71	221	81	(140)	37	299	50	(249)
Greater than six to nine months	69	643	202	(441)	24	194	32	(162)
Greater than nine to twelve months	194	2,069	624	(1,445)	2	7	1	(6)
Greater than twelve months	74	843	143	(700)	—	—	—	—

Total	424	$3,837	$1,077	$(2,760)	493	$5,572	$1,799	$(3,773)

All Other Securities Depressed over 50%
	September 30, 2009				December 31, 2008
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss

Three months or less	—	$—	$—	$—	74	$832	$352	$(480)
Greater than three to six months	3	42	16	(26)	—	—	—	—
Greater than six to nine months	9	79	31	(48)	—	—	—	—
Greater than nine to twelve months	7	44	18	(26)	—	—	—	—
Greater than twelve months	—	—	—	—	—	—	—	—

Total	19	$165	$65	$(100)	74	$832	$352	$(480)

Consolidated Securities Depressed over 50%
	September 30, 2009				December 31, 2008
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss

Three months or less	16	$61	$27	$(34)	504	$5,904	$2,068	$(3,836)
Greater than three to six months	74	263	97	(166)	37	299	50	(249)
Greater than six to nine months	78	722	233	(489)	24	194	32	(162)
Greater than nine to twelve months	201	2,113	642	(1,471)	2	7	1	(6)
Greater than twelve months	74	843	143	(700)	—	—	—	—

Total	443	$4,002	$1,142	$(2,860)	567	$6,404	$2,151	$(4,253)

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
Interest Rate Risk
The Company’s exposure to interest rate risk relates to the market price and/or cash flow variability associated with the changes in market interest rates. In addition, the Company manages net investment spread in certain products. The Company manages its exposure to interest rate risk through asset allocation limits, asset/liability duration matching and through the use of derivatives. For further discussion of interest rate risk, see the Interest Rate Risk discussion within the Capital Markets Risk Management Section of the MD&A in the Company’s 2008 Form 10-K Annual Report and the Current Report on Form 8-K filed on April 30, 2009.
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
The Company is also exposed to credit spread risk related to security market price and cash flows associated with changes in credit spreads. Credit spread widening will reduce the fair value of the investment portfolio and will increase net investment income on new purchases. This will also result in losses associated with credit based non-qualifying derivatives where the Company assumes credit exposure. If issuer credit spreads increase significantly or for an extended period of time, it may result in higher OTTI losses. Credit spread tightening will reduce net investment income associated with new purchases of fixed maturities and increase the fair value of the investment portfolio. Credit spread tightening results in a decrease in the Company’s unrealized losses. For further discussion of sectors most significantly impacted, see the Investment Credit Risk Section of the MD&A. Also, for a discussion of the movements of credit spread impacts on the Company’s statutory financial results as it relates to the accounting and reporting for market value fixed annuities, see the Capital Resources and Liquidity Section of the MD&A.

Equity Product Risk
The Company’s operations are significantly influenced by changes in the equity markets, primarily in the U.S., Japanese and other global markets. Appreciation or depreciation in equity markets impacts certain assets and liabilities related to the Company’s variable products and the Company’s earnings derived from those products. The Company’s variable products include variable annuities, mutual funds, and variable life insurance sold to retail and institutional customers. These variable products may include product guarantees such as GMWB, GMDB, and GMIB. The Company also reinsures GMWB, GMDB and GMIB benefits issued by HLIKK, an affiliate of the Company.
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
GMWB and Intercompany Reinsurance of GMWB and GMIB
The majority of the Company’s U.S. and U.K. variable annuities include a GMWB living benefit rider, which is accounted for as an embedded derivative reported at fair value with changes in fair value recorded in realized capital gains (losses) in earnings. As of May 8, 2009, the Company suspended all new product sales in the U.K. For the in-force block of U.S. and U.K. business, declines in the equity market will increase the Company’s exposure to benefits, under the GMWB contracts, leading to an increase in the Company’s existing liability for those benefits.
For example, a GMWB contract is ‘in the money’ if the contract holder’s guaranteed remaining benefit (“GRB”) becomes greater than the account value. As of September 30, 2009 and December 31, 2008, 53% and 88%, respectively, of all unreinsured U.S. GMWB ‘in-force’ contracts were ‘in the money’. For U.S. and U.K. GMWB contracts that were ‘in the money’ the Company’s exposure to the GRB, after reinsurance, as of September 30, 2009 and December 31, 2008, was $3.3 billion and $7.4 billion, respectively.
However, the only ways the GMWB contract holder can monetize the excess of the GRB over the account value of the contract is upon death or if their account value is reduced to a contractually specified minimum level, through a combination of a series of withdrawals that do not exceed a specific percentage of the premiums paid per year and market declines. If the account value is reduced to the contractually specified minimum level, the contract holder will receive an annuity equal to the remaining GRB and, for the Company’s “life-time” GMWB products, the annuity can continue beyond the GRB. As the amount of the excess of the GRB over the account value can fluctuate with equity market returns on a daily basis, and the ultimate life-time GMWB payments can exceed the GRB, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than $3.3 billion. For additional information on the Company’s GMWB liability, see Note 3 of Notes to Condensed Consolidated Financial Statements.
The Company enters into various reinsurance agreements to reinsure GMWB and GMIB benefits issued by HLIKK, a Japan affiliate of the Company. As of June 1, 2009, all new product sales in the Japan affiliate were suspended. The reinsurance of GMWB and GMIB is accounted for as a freestanding derivative with changes in fair value recorded in realized capital gains (losses) in earnings. For further discussion of transactions with affiliates, see Note 11 of Notes to Condensed Consolidated Financial Statements.

GMDB and Intercompany Reinsurance of GMDB
The Company sells variable annuity contracts that offer various GMDBs. Declines in the equity market will increase the Company’s liability for death benefits under these contracts. The Company accounts for these GMDB liabilities as death benefit and other insurance benefit liabilities which are not reported at fair value.
The Company’s total gross exposure (i.e. before reinsurance) to U.S. GMDBs as of September 30, 2009 is $21.4 billion. The Company will incur these GMDB payments in the future only if the policyholder has an in-the-money GMDB benefit at their time of death. The Company currently reinsures 52% of these GMDB benefit guarantees. Under certain of these reinsurance agreements, the reinsurers’ exposure is subject to an annual cap. For these products, the Company’s net exposure (i.e. after reinsurance), referred to as the retained net amount at risk, is $10.2 billion, as of September 30, 2009. For additional information on the Company’s GMDB liability, see Note 7 of Notes to Condensed Consolidated Financial Statements.
The Company enters into various reinsurance agreements to reinsure GMDB benefits issued by HLIKK, a Japan affiliate of the Company. As of June 1, 2009, all new product sales in the Japan affiliate were suspended. The reinsurance of GMDB is accounted for as a death benefit and other insurance benefit liability which is not reported at fair value. For further discussion of transactions with affiliates, see Note 11.
Product Guarantee Accounting Models
The accounting for various living and death benefit guarantees is significantly different and influences the form of risk management employed by the Company. GMWBs, and reinsurance of GMWBs and GMIBs, meet the definition of an embedded derivative and are accounted for at fair value, incorporating changes in equity indices and equity index volatility, with changes in fair value recorded in earnings. For contracts where the contract holder can only obtain the value of the guaranteed benefit upon the occurrence of an insurable event such as death (GMDB), the accounting is not reported at fair value. As a result of these accounting differences under U.S. GAAP, the liability valuation for GMWBs is significantly different than for GMDBs and GMIBs.
Equity Product Risk Management
The Company has made considerable investment in analyzing current and potential future market risk exposures arising from a number of factors, including but not limited to, product guarantees (GMDB, GMWB and reinsurance of GMIB, GMWB, and GMDB), equity market and interest rate risks (in the U.S., U.K. and Japan) and foreign currency exchange rates. The Company evaluates these risks individually and, increasingly, in the aggregate to determine the risk profiles of all of its products and to judge their potential impacts on financial metrics including U.S. GAAP earnings and statutory surplus., The Company suspended all new product sales in the U.K., as of May 8, 2009, as did its affiliate in Japan, as of June 1, 2009. The Company continues to manage the product risk of all in-force blocks of business including the equity market, interest rate and foreign currency exchange risks embedded in these product guarantees through a combination of product design, reinsurance, customized derivatives, and dynamic hedging and macro hedging programs.
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
Reinsurance
The Company uses reinsurance to manage the risk exposure for a portion of contracts issued with GMWB riders prior to the third quarter of 2003 and, in addition, in 2008, the Company entered into a reinsurance agreement to reinsure GMWB risks associated with a block of business sold between the third quarter of 2003 and the second quarter of 2006. The Company’s GMWB reinsurance is accounted for as a freestanding derivative and is reported at fair value.
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
Throughout 2009, the rebalancing of variable annuity hedging programs resulted in the sale of certain derivative positions, a portion of which proceeds were used to purchase other derivatives for the protection of statutory surplus and the associated target RBC ratios. The Company maintains hedge positions on the S&P 500 index to economically hedge statutory reserves and to provide protection of statutory surplus arising primarily from GMDB and GMWB obligations. Refer to Footnote 4 of Notes to Condensed Consolidated Financial Statements for additional information on hedging derivatives.
The following table summarizes the Company’s U.S. GMWB account value by type of risk management strategy as of September 30, 2009:

		GMWB
		Account	% of GMWB
Risk Management Strategy	Duration	Value	Account Value

Entire GMWB risk reinsured with a third party	Life of the product	$11,227	25%

Capital markets risk transferred to a third party — behavior risk retained by the Company	Designed to cover the effective life of the product	$10,857	24%

Dynamic hedging of capital markets risk using various derivative instruments(1)	Weighted average of 3 years	$22,421	51%

		$44,505	100%

(1)	Through the second quarter of 2009, the Company continued to maintain a reduced level of dynamic hedge protection on U.S. GAAP earnings while placing a greater relative emphasis on the protection of statutory surplus. This shift in emphasis includes the macro hedge program.
Based on the construction of our derivative hedging program (both dynamic and macro hedge) as of September 30, 2009, which can change based on capital market conditions, notional amounts and other factors and has changed as we have disclosed elsewhere, an independent change in the following capital market factors is likely to have the following impacts. These sensitivities do not capture the impact of elapsed time on liabilities or hedge assets. Each of the sensitivities set forth below is estimated individually, without consideration of any correlation among the key assumptions. Therefore, it would be inappropriate to take each of the sensitivities below and add them together in an attempt to estimate the volatility in our GMWB hedging program. In addition, there are other factors, including policyholder behavior, which could materially impact the GMWB liability. As a result, actual net changes in the value of the GMWB liability, the related derivative hedging assets and the macro hedge program may vary materially from those calculated using only the sensitivities disclosed below:

	Net Impact on
	Hedging
	Program Pre-
	Tax/DAC Gain
Capital Market Factor	(Loss)

Equity markets decrease 1%	$11	[1]
Volatility increases 1%	$(47	) [2]
Interest rates decrease 1 basis point	$(2	) [3]

[1]	Represents the aggregate net impact of a 1% decrease in each of the S&P 500, NASDAQ and EAFE indices.

[2]	Represents the aggregate net impact of a 1% increase in blended implied volatility that is generally skewed towards longer durations of each of the S&P 500, NASDAQ and EAFE indices.

[3]	Represents the aggregate net impact of a 1 basis point parallel shift on the LIBOR yield curve.

During the quarter ended September 30, 2009. U.S. GMWB liabilities, net of our dynamic and macro hedging program, incurred a net realized pre-tax loss of $480. This net realized loss was primarily driven by increases in U.S. equity markets of approximately 15%, increases in volatility of approximately 40 basis points, interest rate decreases of approximately 30 basis points, a tightening of the Company’s own credit spread and liability model assumption changes, partially offset by gains resulting from the relative outperformance of the underlying actively managed funds as compared to their respective indices. See Note 3 for a description and impact of the Company’s own credit spread and liability model assumption changes. During the quarter ended September 30, 2009, the Company rebalanced its hedging position, which decreased the net impact on hedging program amounts from $25 to $11 for the equity market factor and from $(38) to $(47) for the volatility factor. During the nine months ended September 30, 2009. U.S. GMWB liabilities, net of our dynamic and macro hedging program, incurred a net realized pre-tax gain of $421. This net realized gain was primarily driven by decreases in volatility of approximately 7%, interest rate increases of approximately 50 basis points, an increase in the Company’s own credit risk, the relative outperformance of the underlying actively managed funds as compared to their respective indices and liability model assumption changes, partially offset by increases in U.S. equity markets of approximately 20%. See Note 3 for a description and impact of the Company’s own credit spread and liability model assumption changes.
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
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the insurance operating entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the insurance operating entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the insurance operating entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of September 30, 2009, is $578. Of this $578, the Company has posted collateral of $577 in the normal course of business. Based on derivative market values as of September 30, 2009, a downgrade of one level below our current financial strength ratings by either Moody’s or S&P could require approximately an additional $17 to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of change in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we may be required to post is primarily in the form of U.S. Treasury bills and U.S. Treasury notes.
The table below presents the aggregate notional amount and fair value of derivative relationships that could be subject to immediate termination in the event of further rating agency downgrades.

	As of September 30, 2009
Ratings levels	Notional Amount	Fair Value

Either BBB+ or Baa1	$4,175	$200
Both BBB+ and Baa1 [1] [2]	$12,174	$537

[1]	The notional amount and fair value include both the scenario where only one rating agency takes action to this level as well as where both rating agencies take action to this level.

[2]	The notional and fair value amounts include a customized GMWB derivative with a notional amount of $5.4 billion and a fair value of $199, for which the Company has a contractual right to make a collateral payment in the amount of approximately $61 to prevent its termination.
Securities Lending
The Company participates in securities lending programs to generate additional income. Through these programs, certain domestic fixed income securities are loaned from the Company’s portfolio to qualifying third party borrowers in return for collateral in the form of cash or U.S. Treasuries. Borrowers of these securities provide collateral of 102% of the market value of the loaned securities at the time of the loan and can return the securities to the Company for cash at varying maturity dates. The market value of the loaned securities is monitored and additional collateral is obtained if the market value of the collateral falls below 100% of the market value of the loaned securities. As of September 30, 2009 and December 31, 2008, under terms of securities lending programs, the fair value of loaned securities was approximately $209 and $1.8 billion, respectively. The Company held collateral of $213 as of September 30, 2009 which represents collateral associated with the Company’s open lending program. This collateral may be returned to the borrowers in thirty days or less. The Company held collateral associated with the loaned securities of $1.8 billion at December 31, 2008. The decrease in both the fair value of loan securities and the associated collateral is attributable to the maturation of the loans in the term lending program throughout 2009.
Insurance Operations
As of September 30, 2009, the Company’s total assets under management were $291.1 billion. Of the total assets under management, approximately $218.3 billion is held in separate accounts, within mutual funds or were held in international statutory separate accounts. Mutual funds are not recorded on the Company’s balance sheet. The remaining $72.9 billion was held in the Company’s general account supported by the Company’s general account invested assets of $54.7 billion including a significant short-term investment position to meet liquidity needs. As of September 30, 2009 and December 31, 2008, the Company held total fixed maturity investments of $45.3 billion and $45.3 billion, respectively, of which $5.9 billion and $5.7 billion were short-term investments, respectively. As of September 30, 2009, the Company’s cash and short-term investments of $6.9 billion, included $1.0 billion of collateral received from, and held on behalf of, derivative counterparties and $327 of collateral pledged to derivative counterparties. The Company also held $1.8 billion of treasury securities, of which $577 had been pledged to derivative counterparties.
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
$11.0 billion relates to the Company’s Retail Fixed MVA annuities that are held in a statutory separate account, but under U.S. GAAP are recorded in the general account as Fixed MVA annuity contract holders are subject to the Company’s credit risk. In the statutory separate account, the Company is required to maintain invested assets with a fair value equal to the market value adjusted surrender value of the Fixed MVA contract. In the event assets decline in value at a greater rate than the market value adjusted surrender value of the Fixed MVA contract, the Company is required to contribute additional capital to the statutory separate account. The Company will fund these required contributions with operating cash flows and short-term investments. In the event that operating cash flows or short-term investments are not sufficient to fund required contributions, the Company may have to sell other invested assets at a loss, potentially resulting in a decrease to statutory surplus. As the fair value of invested assets in the statutory separate account are generally equal to the market value adjusted surrender value of the Fixed MVA contract, surrender of Fixed MVA annuities will have an insignificant impact on the liquidity requirements of the Company.
Approximately $1.4 billion of GIC contracts are subject to discontinuance provisions which allow the policyholders to terminate their contracts prior to scheduled maturity at the lesser of the book value or market value. Generally, the market value adjustment is reflective of changes in interest rates and credit spreads. As a result, the market value adjustment feature in the GIC contract serves to protect the Company from interest rate risks and limit the Company’s liquidity requirements in the event of a surrender. Approximately $0.7 billion of funding agreements allow the policyholders to terminate at book value without a market value adjustment after a defined notice period typically of thirteen months. All policyholders with this provision have exercised it, and the associated account value will be paid out by December 31, 2009 and will be funded by cash flows from Institutional operations or existing short-term investments within the Institutional investment portfolio.

Surrenders of, or policy loans taken from, as applicable, the remaining $18.2 billion of general account liabilities, which include the general account option for Retail’s individual variable annuities and Individual Life’s variable life contracts, the general account option for Retirement Plan annuities and universal life contracts sold by Individual Life may be funded through operating cash flows of the Company, available short-term investments, or the Company may be required to sell fixed maturity investments to fund the surrender payment. Sales of fixed maturity investments could result in the recognition of significant realized losses and insufficient proceeds to fully fund the surrender amount. In this circumstance, the Company may need to acquire additional liquidity from the HFSG Holding Company or take other actions, including enforcing certain contract provisions which could restrict surrenders and/or slow or defer payouts.
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
The following table summarizes Hartford Life Insurance Company’s significant member companies’ financial ratings from the major independent rating organizations as of November 3, 2009:

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
The Company’s aggregate statutory capital and surplus, as prepared in accordance with the National Association of Insurance Commissioners’ Accounting Practices and Procedures Manual (“US STAT”) was $5.4 billion as of September 30, 2009 and $4.1 billion as of December 31, 2008, respectively. The statutory surplus amount as of December 31, 2008 is based on actual statutory filings with the applicable regulatory authorities. The $4.1 billion of statutory surplus at December 31, 2008 does not reflect the impact of the contribution of certain subsidiaries to HLIC on March 31, 2009, which increased statutory surplus by $1.3 billion. The statutory surplus amount as of September 30, 2009, is an estimate, as the 2009 statutory filings have not yet been made.
The Company has received approval from the Connecticut Insurance Department regarding the use of two permitted practices in the statutory financial statements of its Connecticut-domiciled life insurance subsidiaries. The first permitted practice relates to the statutory accounting for deferred income taxes for both life and property and casualty insurers. The second permitted practice relates to the statutory reserving requirements for variable annuities with guaranteed living benefit riders. These permitted practices will expire in the fourth quarter of 2009.
As of September 30, 2009, the Company received a benefit to statutory surplus of $89 related to the deferred income tax permitted practice and a statutory surplus benefit of $224 related to the reserving permitted practice. When the reserving permitted practice expires in 2009, the Company will be required to adopt VA CARVM, which will differ from the current reserving standards. While it is difficult to predict what the ultimate impact of adopting VA CARVM will be at December 31, 2009, it is estimated that the adoption will likely result in increased required reserves, if market conditions at September 30, 2009 persist.
The National Association of Insurance Commissioners (“NAIC”) is actively considering modifying its statutory accounting practice for deferred tax assets to allow for greater admissibility of deferred income taxes. The proposal under consideration is similar in many respects to the permitted practice granted to the company by the State of Connecticut for year-end 2008, and the first three quarters of 2009. The NAIC proposal would apply to 2009 and 2010 during which time the NAIC would decide whether to make permanent changes in this area of statutory accounting. It is expected that the NAIC will act at or before its national meeting in early December 2009.

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
ACCOUNTING STANDARDS
For a discussion of accounting standards, see Note 1 of Notes to the Condensed Consolidated Financial Statements included in the Company’s 2008 Form 10-K Annual Report and the Current Report on Form 8-K filed on April 30, 2009 and Note 1 of Notes to the Condensed Consolidated Financial Statements.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Capital Markets Risk Management section of Management’s Discussion and Analysis for a discussion of the Company’s market risk.
Item 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of September 30, 2009.
Changes in internal control over financial reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Broker Compensation Litigation -
Following the New York Attorney General’s filing of a civil complaint against Marsh & McLennan Companies, Inc., and Marsh, Inc. (collectively, “Marsh”) in October 2004 alleging that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them, private plaintiffs brought several lawsuits against the Company predicated on the allegations in the Marsh complaint, to which the Company was not party. Among these is a multidistrict litigation in the United States District Court for the District of New Jersey. There are two consolidated amended complaints filed in the multidistrict litigation, one related to conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. The Company and various of its subsidiaries are named in both complaints. The complaints assert, on behalf of a putative class of persons who purchased insurance through broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group benefits complaint, claims under the Employee Retirement Income Security Act of 1974 (“ERISA”). The claims are predicated upon allegedly undisclosed or otherwise improper payments of contingent commissions to the broker defendants to steer business to the insurance company defendants. The district court has dismissed the Sherman Act and RICO claims in both complaints for failure to state a claim and has granted the defendants’ motions for summary judgment on the ERISA claims in the group-benefits products complaint. The district court further has declined to exercise supplemental jurisdiction over the state law claims, has dismissed those state law claims without prejudice, and has closed both cases. The plaintiffs have appealed the dismissal of the claims in both consolidated amended complaints, except the ERISA claims.
Structured Settlement Class Action Litigation - In October 2005, a putative nationwide class action was filed in the United States District Court for the District of Connecticut against the Company and several of its subsidiaries on behalf of persons who had asserted claims against an insured of a Hartford property & casualty insurance company that resulted in a settlement in which some or all of the settlement amount was structured to afford a schedule of future payments of specified amounts funded by an annuity from a Hartford life insurance company (“Structured Settlements”). The operative complaint alleges that since 1997 the Company has systematically deprived the settling claimants of the value of their damages recoveries by secretly deducting 15% of the annuity premium of every Structured Settlement to cover brokers’ commissions, other fees and costs, taxes, and a profit for the annuity provider, and asserts claims under the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and state law. The plaintiffs seek compensatory damages, punitive damages, pre-judgment interest, attorney’s fees and costs, and injunctive or other equitable relief. The Company vigorously denies that any claimant was misled or otherwise received less than the amount specified in the structured-settlement agreements. In March 2009, the district court certified a class for the RICO and fraud claims composed of all persons, other than those represented by a plaintiffs’ broker, who entered into a Structured Settlement since 1997 and received certain written representations about the cost or value of the settlement. The district court declined to certify a class for the breach-of-contract and unjust-enrichment claims. The Company’s petition to the United States Court of Appeals for the Second Circuit for permission to file an interlocutory appeal of the class-certification ruling was denied in October 2009.

Item 1A. RISK FACTORS
Refer to Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and in Item 1A of Part II of the Company’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009 for an explanation of the Company’s risk factors.
Item 6. EXHIBITS
See Exhibits Index on page 79.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HARTFORD LIFE INSURANCE COMPANY

/s/ Ernest M. McNeill Jr. Ernest M. McNeill Jr.
Senior Vice President and Chief Accounting Officer
November 3, 2009

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
FORM 10-Q
FOR THE THREE MONTHS ENDED September 30, 2009
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