Form 10-K
period 2009-12-31
HARTFORD LIFE INSURANCE CO
filed 2010-02-23
CIK 45947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of June 30, 2009 was $0, because all of the outstanding shares of Common Stock were owned by Hartford Life and Accident Insurance Company, a direct wholly owned subsidiary of Hartford Life, Inc.

As of February 15, 2010 there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant.

The registrant meets the conditions set forth in General Instruction (I) (1) (a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

CONTENTS

Item		Description	Page

PART I	1.	Business*	5
	1A.	Risk Factors	9
	1B.	Unresolved Staff Comments	22
	2.	Properties*	22
	3.	Legal Proceedings	22
	4.	**
PART II	5.	Market for Hartford Life Insurance Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
	6.	**
	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations*	22
	7A.	Quantitative and Qualitative Disclosures About Market Risk	84
	8.	Financial Statements and Supplementary Data	85
	9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	85
	9A.	Controls and Procedures	85
	9B.	Other Information	86
PART III	10.	**
	11.	**
	12.	**
	13.	**
	14.	Principal Accounting Fees and Services	86
PART IV	15.	Exhibits, Financial Statement Schedules	86
		Signatures	II-1
		Exhibits Index	II-2
EX-12.01
EX-23.01
EX-31.02
EX-31.03
EX-32.02
EX-32.03

*	Item prepared in accordance with General Instruction I (2) of Form 10-K

**	Item omitted in accordance with General Instruction I (2) of Form 10-K

Forward-Looking Statements

Certain of the statements contained herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” and similar references to future periods.

Forward-looking statements are based on our current expectations and assumptions regarding economic, competitive and legislative developments. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. They have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon Hartford Life Insurance Company (“the Company”). Future developments may not be in line with management’s expectations or have unanticipated effects. Actual results could differ materially from expectations, depending on the evolution of various factors, including those set forth in Part I, Item 1A. These important risks and uncertainties include:

•	significant risks and uncertainties related to the Company’s current operating environment, which reflects continued volatility in financial markets, constrained capital and credit markets and uncertainty about the timing and strength of an economic recovery and the impact of governmental budgetary and regulatory initiatives and whether management’s initiatives to address these risks will be effective;

•	risks associated with our continued execution of steps to realign our business and reposition our investment portfolio, including the potential need to adjust our plans to take other restructuring actions, such as divestitures;

•	market risks associated with our business, including changes in interest rates, credit spreads, equity prices, foreign exchange rates, as well as challenging or deteriorating conditions in key sectors such as the commercial real estate market, that have pressured our results and are expected to continue to do so in 2010;

•	volatility in our earnings resulting from our recent adjustment of our risk management program to emphasize protection of statutory surplus;

•	the impact on our statutory capital of various factors, including many that are outside the Company’s control, which can in turn affect our credit and financial strength ratings, cost of capital, regulatory compliance and other aspects of our business and results;

•	risks to our business, financial position, prospects and results associated with downgrades in the Company’s financial strength and credit ratings or negative rating actions relating to our investments;

•	the potential for differing interpretations of the methodologies, estimations and assumptions that underlie the valuation of the Company’s financial instruments that could result in changes to investment valuations;

•	the subjective determinations that underlie the Company’s evaluation of other-than-temporary impairments on available-for-sale securities;

•	losses due to nonperformance or defaults by others;

•	the potential for further acceleration of deferred policy acquisition cost amortization;

•	the potential for further impairments of our goodwill or the potential for establishing valuation allowances against deferred tax assets;

•	the possible occurrence of terrorist attacks and the Company’s ability to contain its exposure, including the effect of the absence or insufficiency of applicable terrorism legislation on coverage;

•	the possibility of a pandemic or other man-made disaster that may adversely affect the Company’s businesses and cost and availability of reinsurance;

•	weather and other natural physical events, including the severity and frequency of storms, hail, snowfall and other winter conditions, natural disasters such as hurricanes and earthquakes, as well as climate change, including effects on weather patterns, greenhouse gases, sea, land and air temperatures, sea levels, rain and snow;

•	the response of reinsurance companies under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect the Company against losses;

•	the possibility of unfavorable loss development;

•	actions by our competitors, many of which are larger or have greater financial resources than we do;

•	the costs, compliance and other consequences of The Hartford’s participation in the Capital Purchase Program under the Emergency Economic Stabilization Act of 2008 and the eventual repayment thereof;

•	unfavorable judicial or legislative developments;

•	the potential effect of domestic and foreign regulatory developments, including those that could adversely impact the demand for the Company’s products, operating costs and required capital levels, including changes to statutory reserves and/or risk-based capital requirements related to secondary guarantees under universal life and variable annuity products;

•	the Company’s ability to distribute its products through distribution channels, both current and future;

•	the uncertain effects of emerging claim and coverage issues;

•	the ability of the Company’s subsidiaries to pay dividends to the Company;

•	the Company’s ability to maintain the availability of its systems and safeguard the security of its data in the event of a disaster or other unanticipated events;

•	the potential for difficulties arising from outsourcing relationships;

•	the impact of potential changes in federal or state tax laws, including changes affecting the availability of the separate account dividend received deduction;

•	the impact of potential changes in accounting principles and related financial reporting requirements;

•	the Company’s ability to protect its intellectual property and defend against claims of infringement; and

•	other factors described in such forward-looking statements.

Any forward-looking statement made by us in this document speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

PART I

Item 1.	BUSINESS
(Dollar Amounts In Millions, Unless Otherwise Stated)

General

Hartford Life Insurance Company (together with its subsidiaries, “HLIC”, “Company”, “we” or “our”), is an indirect wholly-owned subsidiary of The Hartford Financial Services Group, Inc. (“The Hartford”), an insurance and financial services company. HLIC is among the largest providers of insurance and investment products in the United States. The Company also assumes fixed annuity products and living and death benefit riders on variable annuities from The Hartford’s Japan operations and also cedes insurance risks to affiliates and third party reinsurance companies. At December 31, 2009, total assets and total stockholder’s equity were $221.3 billion and $6.2 billion, respectively.

Reporting Segments

The Company is organized into four reporting segments: Retail Products Group (“Retail”), Individual Life (“Individual Life”), Retirement Plans (“Retirement Plans”), and Institutional Solutions Group (“Institutional”). Life’s Other category includes: its leveraged PPLI product line of business; corporate items not directly allocated to any of its reportable operating segments; intersegment eliminations; assumed and ceded reinsurance of death and living benefits from The Hartford’s Japan operations; certain direct group life and group disability insurance that is ceded to an affiliate; as well as other International operations.

For disclosures on revenues, net income and assets for each reporting segment, see Note 2 of Notes to Consolidated Financial Statements. For disclosures of assets under management, account values, life insurance in-force and net investment spread, see Part 11, Item 7, MD&A, Life Operations, Key Performance Measures and Ratios and the respective segment discussions. Life provides investment products for approximately 7 million customers and life insurance products for approximately 730,000 customers.

Life Principal Products

Retail provides fixed annuities and individual variable annuities with living and death benefit guarantees, mutual funds and 529 plans in the United States. In October 2009, the Company launched a new variable annuity product designed to meet customer needs for growth and income within the risk tolerances of The Hartford which is replacing its guaranteed minimum withdrawal benefit product.

Individual Life provides variable universal life, universal life, interest sensitive whole life and term life insurance products to affluent, emerging affluent and business life insurance clients.

Retirement Plans provide retirement products and services, including asset management and plan administration, to small and medium-size corporations pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (“401(k)”).

Retirement also provides retirement products and services, including asset management and plan administration, to municipalities and not-for-profit organizations pursuant to Section 457 and 403(b) of the Internal Revenue Code of 1986, as amended (“457 and 403(b)”). In 2008, Retirement completed three acquisitions. These three acquisitions were not accretive to 2008 net income. Furthermore, return on assets was lower for retirement overall in 2009 reflecting, in part, a full year of the new business mix represented by the acquisitions, which includes larger, more institutionally priced plans, predominantly executed on a mutual fund platform, and the cost of maintaining multiple technology platforms during the integration period.

Institutional, prior to the fourth quarter of 2009, provided variable private placement life insurance (“PPLI”), structured settlements, institutional annuities, longevity assurance, income annuities, institutional mutual funds and stable value investment products. In the fourth quarter of 2009, the Company has completed the strategic review of the Institutional businesses and has decided to exit several businesses that have been determined to be outside of the Company’s core business model. Several lines — institutional mutual funds, private placement life insurance, income annuities and certain institutional annuities will continue to be managed for growth. The private placement life insurance industry (including the corporate-owned and bank-owned life insurance markets) has experienced a slowdown in sales due to, among other things, limited availability of stable value wrap providers. We believe that the Company’s current PPLI assets will experience high persistency, but our ability to grow this business in the future will be affected by near term market and industry challenges. The remaining businesses, Structured Settlements, Guaranteed Investment Products, and most Institutional Annuities will be managed in conjunction with other businesses that the Company has previously decided will not be actively marketed. Certain guaranteed investment products may be offered on a selective basis.

Life Distribution

Retail’s distribution network includes national and regional broker-dealer organizations, banks and other financial institutions and independent financial advisors. Life periodically negotiates provisions and terms of its relationships with unaffiliated parties, and there can be no assurance that such terms will remain acceptable to Life or such third parties. Life’s primary wholesaler of its individual annuities is Hartford Life Distributors, LLC, and its affiliate, PLANCO, LLC (collectively “HLD”) which are indirect wholly-owned subsidiaries of Hartford Life. HLD provides sales support to registered representatives, financial planners and broker-dealers at brokerage firms and banks across the United States. As part of the Company’s assessment of its opportunities in the variable annuity marketplace it significantly scaled back its HLD operations in 2009.

Individual Life’s distribution network includes national and regional broker-dealer organizations, banks, independent agents, independent life and property-casualty agents, and Woodbury Financial Services, an indirect, wholly-owned subsidiary retail broker-dealer. To wholesale Life’s products, Life has a group of highly qualified life insurance professionals with specialized training in sophisticated life insurance sales.

Retirement Plans distribution network includes Company employees with extensive experience selling its products and services through national and regional broker-dealer firms, banks and other financial institutions.

Institutional’s PPLI distribution network includes: specialized brokers, with expertise in the large case market; financial advisors that work with individual investors; investment banking and wealth management specialists; benefits consulting firms; investment consulting firms employed by retirement plan sponsors; and Hartford employees.

Life Competition

Retail and Retirement compete with numerous other insurance companies as well as certain banks, securities brokerage firms, independent financial advisors and other financial intermediaries marketing annuities, mutual funds and other retirement-oriented products. Product sales are affected by competitive factors such as investment performance ratings, product design, visibility in the marketplace, financial strength ratings, distribution capabilities, levels of charges and credited rates, reputation and customer service. Retail’s annuity deposits continue to decline resulting from the recent equity market volatility. Many competitors have responded to the recent equity market volatility by increasing the price of their living benefit products and changing the level of the guarantee offered. Management believes that the most significant industry de-risking changes have occurred. In the first six months of 2009, the Company increased fees on in-force variable annuity guarantees in order to address the risks and costs associated with variable annuity benefit features. The Company continues to explore other risk limiting techniques including product design, hedging and reinsurance. As part of the Company’s de-risking initiative, the Company is transitioning to a new variable annuity product designed to meet customers future income needs within the risk tolerances of the Company.

Retail’s mutual funds compete with other mutual fund companies and differentiate themselves through product solutions, performance, expenses, wholesaling and service. In this non-proprietary broker sold market, the Company and its competitors compete aggressively for net sales. Success will be driven by diversifying net sales across the mutual fund platform, delivering superior investment performance and creating new investment solutions for current and future mutual fund shareholders.

For the 457 and 403(b) as well as the 401(k) markets, which offer mutual funds wrapped in a variable annuity, variable funding agreement, or mutual fund retirement program, the variety of available funds and their performance is most important to plan sponsors. The competitors tend to be the major mutual fund companies. The past few years have seen consolidation among industry providers seeking to increase scale, improve cost efficiencies, and enter new market segments. The consolidation of providers is expected to continue as smaller providers exit the market.

Individual Life competes with approximately 1,000 life insurance companies in the United States, as well as other financial intermediaries marketing insurance products. Product sales are affected primarily by the breadth and quality of life insurance products, pricing, relationships with third-party distributors, effectiveness of wholesaling support, pricing and availability of reinsurance, and the quality of underwriting and customer service. The individual life industry continues to see a distribution shift away from the traditional life insurance sales agents, to the consultative financial advisor as the place people go to buy their life insurance. Individual Life’s regional sales office system is a differentiator in the market and allows it to compete effectively across multiple distribution outlets.

Institutional competes with other life insurance companies and asset managers who provide investment and risk management solutions. Product sales are often affected by competitive factors such as investment performance, company credit ratings, perceived financial strength, product design, marketplace visibility, distribution capabilities, fees, credited rates, and customer service. In 2009, ratings agency downgrades, as well as changes in the Company’s strategic business model, limited Institutional sales and resulted in the Company exiting certain markets. For institutional mutual funds, the variety of available funds, fee levels, and fund performance are most important to plan sponsors and investment consultants. Competitors tend to be the major mutual fund companies, insurance companies, and asset managers.

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

Ceded Reinsurance

The Company cedes insurance risk to reinsurance companies. Reinsurance does not relieve the Company of its primary liability and, as such, failure of reinsurers to honor their obligations could result in losses to The Hartford. The Company evaluates the risk transfer of its reinsurance contracts, the financial condition of its reinsurers and monitors concentrations of credit risk. The Company’s monitoring procedures include careful initial selection of its reinsurers, structuring agreements to provide collateral funds where possible, and regularly monitoring the financial condition and ratings of its reinsurers. Reinsurance accounting is followed for ceded transactions that provide indemnification against loss or liability relating to insurance risk (i.e. risk transfer). The Company cedes certain insurance risks to various affiliate entities to enable the Company to manage capital and risk exposure. For further discussion of reinsurance, see Note 5 and Note 16 of Notes to Consolidated Financial Statements. If the ceded transactions do not provide risk transfer, the Company accounts for these transactions as financing transactions.

Investment Operations

The investment portfolios of the Company are managed by Hartford Investment Management Company (“HIMCO”), a wholly-owned subsidiary of The Hartford. HIMCO manages the portfolios to maximize economic value, while attempting to generate the income necessary to support the Company’s various product obligations, within internally established objectives, guidelines and risk tolerances. The portfolio objectives and guidelines are developed based upon the asset/liability profile, including duration, convexity and other characteristics within specified risk tolerances. The risk tolerances considered include, for example, asset and credit issuer allocation limits, maximum portfolio below investment grade holdings and foreign currency exposure. The Company attempts to minimize adverse impacts to the portfolio and the Company’s results of operations from changes in economic conditions through asset allocation limits, asset/liability duration matching and through the use of derivatives. For further discussion of HIMCO’s portfolio management approach, see the Investment Credit Risk Section of the MD&A.

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

Most states have enacted legislation that regulates insurance holding company systems such as Hartford Life. This legislation provides that each insurance company in the system is required to register with the insurance department of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. All transactions within a holding company system affecting insurers must be fair and equitable. Notice to the insurance departments is required prior to the consummation of transactions affecting the ownership or control of an insurer and of certain material transactions between an insurer and any entity in its holding company system. In addition, certain of such transactions cannot be consummated without the applicable insurance department’s prior approval. In the jurisdictions in which the Company’s insurance company subsidiaries are domiciled, the acquisition of more than 10% of The Hartford’s outstanding common stock would require the acquiring party to make various regulatory filings.

The extent of insurance regulation on business outside the United States varies significantly among the countries in which the Company operates. Some countries have minimal regulatory requirements, while others regulate insurers extensively. Foreign insurers in certain countries are faced with greater restrictions than domestic competitors domiciled in that particular jurisdiction. The Company’s international operations are comprised of insurers licensed in their respective countries.

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

Investing in The Hartford involves risk. In deciding whether to invest in the securities of the Company, you should carefully consider the following risk factors, any of which could have a significant or material adverse effect on the business, financial condition, operating results or liquidity of the Company. This information should be considered carefully together with the other information contained in this report and the other reports and materials filed by the Company with the Securities and Exchange Commission (the “SEC”).

Our operating environment remains challenging in light of uncertainty about the timing and strength of an economic recovery and the impact of governmental budgetary and regulatory initiatives. The steps we have taken to realign our businesses and strengthen our capital position may not be adequate to mitigate the financial, competitive and other risks associated with our operating environment, particularly if economic conditions deteriorate from their current levels or regulatory requirements change significantly, and we may be required to or we may seek to raise additional capital or take other strategic or financial actions that could adversely affect our business and results or trading prices for The Hartford’s common stock.

Persistent volatility in financial markets and uncertainty about the timing and strength of a recovery in the global economy adversely affected our business and results in 2009, and we believe that these conditions may continue to affect our operating environment in 2010. High unemployment, lower family income, lower business investment and lower consumer spending in most geographic markets we serve have adversely affected the demand for financial and insurance products, as well as their profitability in some cases. Our results, financial condition and statutory capital remain sensitive to equity and credit market performance, and we expect that market volatility will continue to pressure returns in our life and property and casualty investment portfolios and that our hedging costs will remain high. Until economic conditions become more stable and improve, we also expect to experience realized and unrealized investment losses, particularly in the commercial real estate sector where significant market illiquidity and risk premiums exist that reflect the current uncertainty in the real estate market. Deterioration or negative rating agency actions with respect to our investments, or our own credit and financial strength ratings, could also indirectly adversely affect our statutory capital and RBC ratios, which could in turn have other negative consequences for our business and results.

The steps we have taken to realign our businesses and strengthen our capital position may not be adequate if economic conditions do not stabilize in line with our forecasts or if they experience a significant deterioration. Many of these steps involve ongoing initiatives, particularly those relating to repositioning our investment portfolios, so we are also exposed to significant execution risk. In addition, we have modified our variable annuity product offerings and, in October 2009, launched a new variable annuity product. However, the future success of this new variable annuity product will be dependent on market acceptance. The level of market acceptance of this new product will directly affect the level of variable annuity sales of the Company in the future. If our actions are not adequate, our ability to support the scale of our business and to absorb operating losses and liabilities under our customer contracts could be impaired, which would in turn adversely affect our overall competitiveness. We could be required to raise additional capital or consider other actions to manage our capital position and liquidity or further reduce our exposure to market and financial risks. While the Hartford participated in the Capital Purchase Program (the “CPP”) of the U.S. Treasury Department (“Treasury”) as a means to strengthen its capital position, it may seek to repay those funds, which would also likely require them to raise capital. Any capital that it raises may be on terms that are dilutive to shareholders or otherwise unfavorable to it. We may also be forced to sell assets on unfavorable terms that could cause us to incur charges or lose the potential for market upside on those assets in a market recovery. We could also face other pressures, such as employee recruitment and retention issues and potential loss of distributors for our products. Finally, trading prices for The Hartford’s common stock could decline as a result or in anticipation of sales of The Hartford’s common stock or equity-linked instruments.

Even if the measures we have taken (or take in the future) are effective to mitigate the risks associated with our current operating environment, they may have unintended consequences. For example, rebalancing our hedging program may better protect our statutory surplus, but also results in greater U.S. GAAP earnings volatility. Actions we take may also entail impairment or other charges or adversely affect our ability to compete successfully in an increasingly difficult consumer market.

Regulatory developments relating to the recent financial crisis may also significantly affect our operations and prospects in ways that we cannot predict. U.S. and overseas governmental or regulatory authorities, including the SEC, the Office of Thrift Supervision (“OTS”), the New York Stock Exchange or the Financial Industry Regulatory Authority (“FINRA”), are considering enhanced or new regulatory requirements intended to prevent future crises or otherwise stabilize the institutions under their supervision. New regulations will likely affect critical matters, including capital requirements, and published proposals by insurance regulatory authorities that could reduce the pressure on our capital position may not be adopted or may be adopted in a form that does not afford as much capital relief as anticipated. If we fail to manage the impact of these developments effectively, our prospects, results and financial condition could be materially adversely affected.

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

One important exposure to equity risk relates to the potential for lower earnings associated with certain of our Life businesses, such as variable annuities, where fee income is earned based upon the fair value of the assets under management. The decline in equity markets over the last two years has significantly reduced assets under management and related fee income during that period. In addition, certain of our Life products offer guaranteed benefits which increase our potential obligation and statutory capital exposure should equity markets decline. Due to declines in equity markets, our liability for these guaranteed benefits has significantly increased and our statutory capital position has decreased. Further sustained declines in equity markets may result in the need to devote significant additional capital to support these products. We are also exposed to interest rate and equity risk based upon the discount rate and expected long-term rate of return assumptions associated with our pension and other post-retirement benefit obligations. Sustained declines in long-term interest rates or equity returns are likely to have a negative effect on the funded status of these plans.

Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates, in the absence of other countervailing changes, will increase the net unrealized loss position of our investment portfolio and, if long-term interest rates rise dramatically within a six to twelve month time period, certain of our Life businesses may be exposed to disintermediation risk. Disintermediation risk refers to the risk that our policyholders may surrender their contracts in a rising interest rate environment, requiring us to liquidate assets in an unrealized loss position. Due to the long-term nature of the liabilities associated with certain of our Life businesses, such as structured settlements and guaranteed benefits on variable annuities, sustained declines in long term interest rates may subject us to reinvestment risks and increased hedging costs. In other situations, declines in interest rates or changes in credit spreads may result in reducing the duration of certain Life liabilities, creating asset liability duration mismatches and lower spread income.

Our exposure to credit spreads primarily relates to market price and cash flow variability associated with changes in credit spreads. If issuer credit spreads widen significantly or retain historically wide levels over an extended period of time, additional other-than-temporary impairments and increases in the net unrealized loss position of our investment portfolio will likely result. In addition, increased losses have also occurred due to the volatility in credit spreads. When credit spreads widen, we incur losses associated with the credit derivatives where the Company assumes exposure. When credit spreads tighten, we incur losses associated with derivatives where the Company has purchased credit protection. If credit spreads tighten significantly, the Company’s net investment income associated with new purchases of fixed maturities may be reduced. In addition, a reduction in market liquidity has made it difficult to value certain of our securities as trading has become less frequent. As such, valuations may include assumptions or estimates that may be more susceptible to significant period-to-period changes which could have a material adverse effect on our consolidated results of operations or financial condition.

Our statutory surplus is also affected by widening credit spreads as a result of the accounting for the assets and liabilities on our fixed market value adjusted (“MVA”) annuities. Statutory separate account assets supporting the fixed MVA annuities are recorded at fair value. In determining the statutory reserve for the fixed MVA annuities we are required to use current crediting rates in the U.S. and Japanese LIBOR in Japan. In many capital market scenarios, current crediting rates in the U.S. are highly correlated with market rates implicit in the fair value of statutory separate account assets. As a result, the change in the statutory reserve from period to period will likely substantially offset the change in the fair value of the statutory separate account assets. However, in periods of volatile credit markets, actual credit spreads on investment assets may increase sharply for certain sub-sectors of the overall credit market, resulting in statutory separate account asset market value losses. As actual credit spreads are not fully reflected in current crediting rates in the U.S. or Japanese LIBOR in Japan, the calculation of statutory reserves will not substantially offset the change in fair value of the statutory separate account assets resulting in reductions in statutory surplus. This has resulted and may continue to result in the need to devote significant additional capital to support the product.

One important exposure to foreign currency exchange risks are related to net income from reinsurance with affiliated foreign operations, non-U.S. dollar denominated investments, investments in foreign subsidiaries, our yen-denominated individual fixed annuity product, and certain guaranteed benefits associated with the Japan and U.K. variable annuities. One important exposure to foreign currency exchange risks is related to net income from foreign operations, non-U.S. dollar denominated investments, investments in foreign subsidiaries, our yen-denominated individual fixed annuity product, and certain guaranteed benefits associated with the Japan and U.K. variable annuities. These risks relate to potential decreases in value and income resulting from a strengthening or weakening in foreign exchange rates versus the U.S. dollar. In general, the weakening of foreign currencies versus the U.S. dollar will unfavorably affect net income from foreign operations, the value of non-U.S. dollar denominated investments, investments in foreign subsidiaries and realized gains or losses on the yen denominated individual fixed annuity product. In comparison, certain of our Life products offer guaranteed benefits which could substantially increase our potential obligation and statutory capital exposure should the yen strengthen versus other currencies. Correspondingly, a strengthening of the U.S. dollar compared to other currencies will increase our exposure to the U.S. variable annuity guarantee benefits where policyholders have elected to invest in international funds.

Our real estate market exposure includes investments in commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”), commercial real estate (“CRE”), collateralized debt obligations (“CDOs”), mortgage and real estate partnerships, and mortgage loans. The recent deterioration in the global real estate market, as evidenced by increases in property vacancy rates, delinquencies and foreclosure, has negatively impacted property values and sources of refinancing resulting in market illiquidity and risk premiums that reflect the current uncertainty in the real estate market. Should these trends continue further reductions in net investment income associated with real estate partnership, impairments of real estate backed securities and increases in our valuation allowance for mortgage loans.

If significant, further declines in equity prices, changes in U.S. interest rates, changes in credit spreads, the strengthening or weakening of foreign currencies against the U.S. dollar, and global real estate market deterioration, individually or in combination, could continue to have a material adverse effect on our consolidated results of operations, financial condition and liquidity both directly and indirectly by creating competitive and other pressures, including, but not limited to, employee retention issues and the potential loss of distributors for our products.

In addition, in the conduct of our business, there could be scenarios where in order to reduce risks, fulfill our obligations or to raise incremental liquidity, we would sell assets at a loss.

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

Our adjustment of our risk management program relating to products we offer with guaranteed benefits to emphasize protection of statutory surplus will likely result in greater U.S. GAAP volatility in our earnings and potentially material charges to net income in periods of rising equity market pricing levels.

Some of the products offered by our life businesses, especially variable annuities, offer certain guaranteed benefits which, in the event of a decline in equity markets, would not only result in lower earnings, but will also increase our exposure to liability for benefit claims. We are also subject to equity market volatility related to these benefits, especially the guaranteed minimum death benefit (“GMDB”), guaranteed minimum withdrawal benefit (“GMWB”), guaranteed minimum accumulation benefit (“GMAB”) and guaranteed minimum income benefit (“GMIB”) offered with variable annuity products. We use reinsurance structures and have modified benefit features to mitigate the exposure associated with GMDB. We also use reinsurance in combination with a modification of benefit features and derivative instruments to attempt to minimize the claim exposure and to reduce the volatility of net income associated with the GMWB liability. However, due to the severe economic conditions in the fourth quarter of 2008, we adjusted our risk management program to place greater relative emphasis on the protection of statutory surplus. This shift in relative emphasis has resulted in greater U.S. GAAP earnings volatility in 2009 and, based upon the types of hedging instruments used, can result in potentially material charges to net income in periods of rising equity market pricing levels. While we believe that these actions have improved the efficiency of our risk management related to these benefits, we remain liable for the guaranteed benefits in the event that reinsurers or derivative counterparties are unable or unwilling to pay. We are also subject to the risk that other management procedures prove ineffective or that unanticipated policyholder behavior, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed, which individually or collectively may have a material adverse effect on our consolidated results of operations, financial condition and cash flows.

The amount of statutory capital that we have and the amount of statutory capital that we must hold to maintain our financial strength and credit ratings and meet other requirements can vary significantly from time to time and is sensitive to a number of factors outside of our control, including equity market, credit market, interest rate and foreign currency conditions, changes in policyholder behavior and changes in rating agency models.

We conduct the vast majority of our business through licensed insurance company subsidiaries. Accounting standards and statutory capital and reserve requirements for these entities are prescribed by the applicable insurance regulators and the National Association of Insurance Commissioners (“NAIC”). Insurance regulators have established regulations that provide minimum capitalization requirements based on risk-based capital (“RBC”) formulas for the life companies. The RBC formula for life companies establishes capital requirements relating to insurance, business, asset and interest rate risks, including equity, interest rate and expense recovery risks associated with variable annuities and group annuities that contain death benefits or certain living benefits.

In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors — the amount of statutory income or losses generated by Life (which itself is sensitive to equity market and credit market conditions), the amount of additional capital Life must hold to support business growth, changes in equity market levels, the value of certain fixed-income and equity securities in our investment portfolio, the value of certain derivative instruments, changes in interest rates and foreign currency exchange rates, as well as changes to the NAIC RBC formulas. Most of these factors are outside of the Company’s control. The Company’s financial strength and credit ratings are significantly influenced by its statutory surplus amounts and RBC ratios of Life. In addition, rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of statutory capital we must hold in order to maintain our current ratings. Also, in extreme scenarios of equity market declines, the amount of additional statutory reserves that we are required to hold for our variable annuity guarantees increases at a greater than linear rate. This reduces the statutory surplus used in calculating our RBC ratios. When equity markets increase, surplus levels and RBC ratios will generally increase, however, as a result of a number of factors and market conditions, including the level of hedging costs and other risk transfer activities, reserve requirements for death and living benefit guarantees and RBC requirements could increase resulting in lower RBC ratios. Due to all of these factors, projecting statutory capital and the related RBC ratios is complex. In 2009, our financial strength and credit ratings were downgraded by multiple rating agencies. If our statutory capital resources are insufficient to maintain a particular rating by one or more rating agencies, The Hartford may seek to raise additional capital through public or private equity or debt financing. If it is not to raise additional capital, either at its discretion or because The Hartford was unable to do so, our financial strength and credit ratings might be further downgraded by one or more rating agencies.

We have experienced and may experience additional future downgrades in our financial strength or credit ratings, which may make our products less attractive, increase our cost of capital and inhibit our ability to refinance our debt, which would have a material adverse effect on our business, results of operations, financial condition and liquidity.

Financial strength and credit ratings, including commercial paper ratings, are an important factor in establishing the competitive position of insurance companies. In 2009, our financial strength and credit ratings were downgraded by multiple rating agencies. Rating agencies assign ratings based upon several factors. While most of the factors relate to the rated company, some of the factors relate to the views of the rating agency, general economic conditions, and circumstances outside the rated company’s control. In addition, rating agencies may employ different models and formulas to assess the financial strength of a rated company, and from time to time rating agencies have at their discretion, altered these models. Changes to the models, general economic conditions, or circumstances outside our control could impact a rating agency’s judgment of its rating and the rating it assigns us. We cannot predict what actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which may adversely affect us.

Our financial strength ratings, which are intended to measure our ability to meet policyholder obligations, are an important factor affecting public confidence in most of our products and, as a result, our competitiveness. A downgrade or an announced potential further downgrade in the rating of our financial strength or of one of our principal insurance subsidiaries could affect our competitive position and reduce future sales of our products.

Our credit ratings also affect our cost of capital. A downgrade or an announced potential downgrade of our credit ratings could make it more difficult or costly to refinance maturing debt obligations, to support business growth at Life and to maintain or improve the financial strength ratings of our principal insurance subsidiaries. Downgrades could begin to trigger potentially material collateral calls on certain of our derivative instruments and counterparty rights to terminate derivative relationships, both of which could limit our ability to purchase additional derivative instruments. These events could materially adversely affect our business, results of operations, financial condition and liquidity.

Our valuations of many of our financial instruments include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations and financial condition.

The following financial instruments are carried at fair value in the Company’s consolidated financial statements: fixed maturities, equity securities, freestanding and embedded derivatives, and separate account assets. The Company is required to categorize these securities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). In many situations, inputs used to measure the fair value of an asset or liability position may fall into different levels of the fair value hierarchy. In these situations, the Company will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value.

The determination of fair values are made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts.

During periods of market disruption, including periods of rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities, if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the financial environment. In such cases, more securities may fall to Level 3 and thus require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation thereby resulting in values that may differ materially from the value at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value could have a material adverse effect on our results of operations and financial condition.

Evaluation of available-for-sale securities for other than temporary impairment involves subjective determinations and could materially impact our results of operations.

The evaluation of impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether a credit and/or non-credit impairment exists and whether an impairment should be recognized in current period earnings or in other comprehensive income. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or future recovery prospects, the effects of changes in interest rates or credit spreads and the expected recovery period. For securitized financial assets with contractual cash flows, the Company currently uses its best estimate of cash flows over the life of the security. In addition, estimating future cash flows involves incorporating information received from third party sources and making internal assumptions and judgments regarding the future performance of the underlying collateral and assessing the probability that an adverse change in future cash flows has occurred. The determination of the amount of other than temporary impairments is based upon our quarterly evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available.

Additionally, our management considers a wide range of factors about the security issuer and uses their best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations in the impairment evaluation process include, but are not limited to:

•	the length of time and the extent to which the fair value has been less than cost or amortized cost;

•	changes in the financial condition, credit rating and near-term prospects of the issuer;

•	whether the issuer is current on contractually obligated interest and principal payments;

•	changes in the financial condition of the security’s underlying collateral;

•	the payment structure of the security;

•	the potential for impairments in an entire industry sector or sub-sector;

•	the potential for impairments in certain economically depressed geographic locations;

•	the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources;

•	unfavorable changes in forecasted cash flows on mortgage-backed and asset-backed securities;

•	for mortgage-backed and asset-backed securities, commercial and residential property value declines that vary by property type and location and average cumulative collateral loss rates that vary by vintage year;

•	other subjective factors, including concentrations and information obtained from regulators and rating agencies;

•	our intent to sell a debt or an equity security with debt-like characteristics (collectively, “debt security”) or whether it is more likely than not that the Company will be required to sell the debt security before its anticipated recovery; and

•	our intent and ability to retain an equity security without debt-like characteristics for a period of time sufficient to allow for the recovery of its value.

During 2009, the Company recognized impairment losses in earnings. Additional impairments may be recorded in the future, which could materially adversely affect our results and financial condition.

Losses due to nonperformance or defaults by others, including issuers of investment securities (which include structured securities such as commercial mortgage backed securities and residential mortgage backed securities or other high yielding bonds), mortgage loans, or reinsurance and derivative instrument counterparties, could have a material adverse effect on the value of our investments, results of operations, financial condition and cash flows.

Issuers or borrowers whose securities or loans we hold, customers, trading counterparties, counterparties under swaps and other derivative contracts, reinsurers, clearing agents, exchanges, clearing houses and other financial intermediaries and guarantors may default on their obligations to us due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud, government intervention or other reasons. Such defaults could have a material adverse effect on our results of operations, financial condition and cash flows. Additionally, the underlying assets supporting our structured securities or loans may deteriorate causing these securities or loans to incur losses.

Our investment portfolio includes securities backed by real estate assets that have been adversely impacted due to the recent recessionary period and the associated property value declines, resulting in a reduction in expected future cash flow for certain securities. Additional significant property value declines and loss rates, which exceed our current estimates, as outlined in Part II, Item 7, MD&A — Investment Credit Risk — Other-Than-Temporary Impairments could have a material adverse effect on our results of operations, financial condition and cash flows.

The Company is not exposed to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholders’ equity other than U.S. government and U.S. government agencies backed by the full faith and credit of the U.S. government. However, if issuers of securities or loans we hold are acquired, merge or otherwise consolidate with other issuers of securities or loans held by the Company’s, the Company’s credit concentration risk could increase above the 10% threshold, for a period of time, until the Company is able to sell securities to get back in compliance with the established investment credit policies.

If assumptions used in estimating future gross profits differ from actual experience, we may be required to accelerate the amortization of DAC and increase reserves for guaranteed minimum death and income benefits, which could have a material adverse effect on our results of operations and financial condition.

The Company defers acquisition costs associated with the sales of its universal and variable life and variable annuity products. These costs are amortized over the expected life of the contracts. The remaining deferred but not yet amortized cost is referred to as the Deferred Acquisition Cost (“DAC”) asset. We amortize these costs in proportion to the present value of estimated gross profits (“EGPs”). The Company also establishes reserves for GMDB and GMIB using components of EGPs. The projection of estimated gross profits requires the use of certain assumptions, principally related to separate account fund returns in excess of amounts credited to policyholders, surrender and lapse rates, interest margin (including impairments), mortality, and hedging costs. Of these factors, we anticipate that changes in investment returns are most likely to impact the rate of amortization of such costs. However, other factors such as those the Company might employ to reduce risk, such as the cost of hedging or other risk mitigating techniques could also significantly reduce estimates of future gross profits. Estimating future gross profits is a complex process requiring considerable judgment and the forecasting of events well into the future. If our assumptions regarding policyholder behavior, hedging costs or costs to employ other risk mitigating techniques prove to be inaccurate, if significant impairment charges are anticipated or if significant or sustained equity market declines persist, we could be required to accelerate the amortization of DAC related to variable annuity and variable universal life contracts, and increase reserves for GMDB and GMIB which would result in a charge to net income. Such adjustments could have a material adverse effect on our results of operations and financial condition.

If our businesses do not perform well, we may be required to recognize an impairment of our goodwill or to establish a valuation allowance against the deferred income tax asset, which could have a material adverse effect on our results of operations and financial condition.

Goodwill represents the excess of the amounts we paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. We test goodwill at least annually for impairment. Impairment testing is performed based upon estimates of the fair value of the “reporting unit” to which the goodwill relates. The reporting unit is the operating segment or a business one level below that operating segment if discrete financial information is prepared and regularly reviewed by management at that level. The fair value of the reporting unit is impacted by the performance of the business and could be adversely impacted by any efforts made by the Company to limit risk. If it is determined that the goodwill has been impaired, the Company must write down the goodwill by the amount of the impairment, with a corresponding charge to net income. These write downs could have a material adverse effect on our results of operations or financial condition. Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. Factors in management’s determination include the performance of the business including the ability to generate capital gains, to offset previously recognized capital losses, from a variety of sources and tax planning strategies. However, we anticipate limited ability, going forward, to recognize a full tax benefit certain on realized capital losses. Therefore, if based on available information, it is more likely than not that the deferred income tax asset will not be realized then a valuation allowance must be established with a corresponding charge to net income. Our valuation allowance of $80, as of December 2009, based on future facts and circumstances may not be sufficient. Charges to increase our valuation allowance could have a material adverse effect on our results of operations and financial condition.

The occurrence of one or more terrorist attacks or the threat of terrorism in general may have a material adverse effect on our business, consolidated operating results, financial condition and liquidity.

The occurrence of one or more terrorist attacks could result in substantially higher claims under our insurance policies than we have anticipated. Private sector catastrophe reinsurance is extremely limited and generally unavailable for terrorism losses caused by attacks with nuclear, biological, chemical or radiological weapons. Reinsurance coverage from the federal government under the Terrorism Risk Insurance Program Reauthorization Act of 2007 is also limited. Accordingly, the effects of a terrorist attack may result in claims and related losses for which we do not have adequate reinsurance. This would likely cause us to increase our reserves, adversely affect our earnings during the period or periods affected and, if significant enough, could adversely affect our liquidity and financial condition. Further, the continued threat of terrorism and the occurrence of terrorist attacks, as well as heightened security measures and military action in response to these threats and attacks, may cause significant volatility in global financial markets, disruptions to commerce and reduced economic activity. These consequences could have an adverse effect on the value of the assets in our investment portfolio as well as those in our separate accounts. The continued threat of terrorism also could result in increased reinsurance prices and potentially cause us to retain more risk than we otherwise would retain if we were able to obtain reinsurance at lower prices. Terrorist attacks also could disrupt our operations centers in the U.S. or abroad. As a result, it is possible that any, or a combination of all, of these factors may have a material adverse effect on our business, consolidated operating results, financial condition and liquidity.

We are particularly vulnerable to losses from the incidence and severity of catastrophes, both natural and man-made, the occurrence of which may have a material adverse effect on our financial condition, consolidated results of operations and liquidity.

Our life insurance operations are also exposed to risk of loss from catastrophes. For example, natural or man-made disasters or a disease pandemic such as could arise from avian flu, could significantly increase our mortality and morbidity experience. Policyholders may be unable to meet their obligations to pay premiums on our insurance policies or make deposits on our investment products. Our liquidity could be constrained by a catastrophe, or multiple catastrophes, which could result in extraordinary losses or a further downgrade of our debt or financial strength ratings. In addition, in part because accounting rules do not permit insurers to reserve for such catastrophic events until they occur, claims from catastrophic events could have a material adverse effect on our financial condition, consolidated results of operations and cash flows. To the extent that loss experience unfolds or models improve, we will seek to reflect any increased risk in the design and pricing of our products. However, the Company may be exposed to regulatory or legislative actions that prevent a full accounting of loss expectations in the design or price of our products or result in additional risk-shifting to the insurance industry.

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

Our consolidated results of operations, financial condition and cash flows may be materially adversely affected by unfavorable loss development.

Our success, in part, depends upon our ability to accurately assess the risks associated with the businesses that we insure. We establish loss reserves to cover our estimated liability for the payment of all unpaid losses and loss expenses incurred with respect to premiums earned on the policies that we write. Loss reserves do not represent an exact calculation of liability. Rather, loss reserves are estimates of what we expect the ultimate settlement and administration of claims will cost, less what has been paid to date. These estimates are based upon actuarial and statistical projections and on our assessment of currently available data, as well as estimates of claims severity and frequency, legal theories of liability and other factors. Loss reserve estimates are refined periodically as experience develops and claims are reported and settled. Establishing an appropriate level of loss reserves is an inherently uncertain process. Because of this uncertainty, it is possible that our reserves at any given time will prove inadequate. Furthermore, since estimates of aggregate loss costs for prior accident years are used in pricing our insurance products, we could later determine that our products were not priced adequately to cover actual losses and related loss expenses in order to generate a profit. To the extent we determine that losses and related loss expenses are emerging unfavorably to our initial expectations, we will be required to increase reserves. Increases in reserves would be recognized as an expense during the period or periods in which these determinations are made, thereby adversely affecting our results of operations for the related period or periods. Depending on the severity and timing of any changes in these estimated losses, such determinations could have a material adverse effect on our consolidated results of operations, financial condition and cash flows.

Competitive activity may adversely affect our market share and financial results, which could have a material adverse effect on our business, results of operations and financial condition.

The insurance industry is highly competitive. Our competitors include other insurers and, because many of our products include an investment component, securities firms, investment advisers, mutual funds, banks and other financial institutions. In recent years, there has been substantial consolidation and convergence among companies in the insurance and financial services industries resulting in increased competition from large, well-capitalized insurance and financial services firms that market products and services similar to ours. The current economic environment has only served to further increase competition. Many of these firms also have been able to increase their distribution systems through mergers or contractual arrangements. These competitors compete with us for producers such as brokers and independent agents and for our employees. Larger competitors may have lower operating costs and an ability to absorb greater risk while maintaining their financial strength ratings, thereby allowing them to price their products more competitively. These highly competitive pressures could result in increased pricing pressures on a number of our products and services, particularly as competitors seek to win market share, and may harm our ability to maintain or increase our profitability. In addition, as actual or potential future downgrades occur, and if our competitors have not been similarly downgraded, sales of our products could be significantly reduced. Because of the highly competitive nature of the insurance industry, there can be no assurance that we will continue to effectively compete with our industry rivals, or that competitive pressure will not have a material adverse effect on our business, results of operations and financial condition.

The Hartford’s participation in the CPP subjects us to additional restrictions, oversight and cost that could materially affect our business, results and prospects.

Although participation in the CPP has been an important component of the Hartford’s strategy to enhance its capital position and financial flexibility, The Hartford’s continued participation subjects us to additional restrictions, oversight and costs, and have other potential consequences, that could materially affect our business, results and prospects, including the following:

•	The Hartford’s continued participation in the CPP, even as other financial institutions have repaid their government assistance, may cause us to be perceived as having greater capital needs and weaker overall financial prospects than those of our competitors that have not participated in the CPP, which could adversely affect our competitive position and results, including new product sales and policy retention rates, and affect trading prices for the Hartford’s common stock.

•	As a condition to The Hartford’s participation in CPP, The Hartford acquired Federal Trust Corporation, the parent company of Federal Trust Bank (“FTB”), a federally chartered, FDIC-insured thrift. As a member of a savings and loan holding company, we are subject to regulation, supervision and examination by the Office of Thrift Supervision (“OTS”) and OTS reporting requirements. All of our activities must be financially-related activities as defined by federal law (which includes insurance activities), and OTS has enforcement authority over us, including the right to pursue administrative orders or penalties and the right to restrict or prohibit activities determined by OTS to be a serious risk to FTB. The Hartford must also be a source of strength to FTB, which could require further capital contributions.

•	Receipt of CPP funds subjects us to restrictions, oversight and costs that may have an adverse impact on our business results or the trading prices for The Hartford’s common stock. For example, we are subject to significant limitations on the amount and form of bonus, retention and other incentive compensation that we may pay to executive officers and senior management. These provisions may adversely affect our ability to attract and retain executive officers and other key personnel. Other regulatory initiatives applicable to participants in federal funding programs may also be forthcoming. Compliance with such current and potential regulation and scrutiny may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and limit our ability to pursue business opportunities in an efficient manner.

•	Future federal statutes may adversely affect the terms of the CPP that are applicable to us, and the Treasury may amend the terms of our agreement unilaterally if required by future statutes, including in a manner materially adverse to us.

•	While The Hartford’s eventual objective is to repay the CPP funds invested in us, its ability to do so is subject to federal regulatory approvals that may impose significant conditions, including a requirement that it raises additional capital, and we cannot predict whether or when The Hartford may reach agreement with the federal regulators with respect to the terms of its repayment. The Hartford’s ability to raise capital as a condition to repayment will in turn depend on a variety of considerations, including its capital resources and market conditions at the time, as well as the terms on which it could raise capital, including the potential dilutive impact on shareholders.

We may experience unfavorable judicial or legislative developments that could have a material adverse effect on our results of operations, financial condition and liquidity.

The Company is involved in claim litigation arising in the ordinary course of business. The Company is also involved in legal actions that do not arise in the ordinary course of business, some of which assert claims for substantial amounts. Pervasive or significant changes in the judicial environment relating to matters such as trends in the size of jury awards, developments in the law relating to the liability of insurers, and rulings concerning the availability or amount of certain types of damages could cause our ultimate liabilities to change from our current expectations. Changes in federal or state litigation laws or other applicable law could have a similar effect. It is not possible to predict changes in the judicial and legislative environment and their impact on the outcome of litigation field against the Company. Our results, financial condition and liquidity could also be adversely affected if judicial or legislative developments cause our ultimate liabilities to increase from current expectations.

Potential changes in domestic and foreign regulation may increase our business costs and required capital levels, which could have a material adverse effect on our business, consolidated operating results, financial condition and liquidity.

We are subject to extensive U.S. and non-U.S. laws and regulations that are complex, subject to change and often conflicting in their approach or intended outcomes. Compliance with these laws and regulations is costly and can affect our strategy, as well as the demand for and profitability of the products we offer. There is also a risk that any particular regulator’s or enforcement authority’s interpretation of a legal issue may change over time to our detriment, or expose us to different or additional regulatory risks.

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

State insurance regulators and the NAIC, regularly re-examine existing laws and regulations applicable to insurance companies and their products. Our international operations are subject to regulation in the relevant jurisdictions in which they operate, which in many ways is similar to the state regulation outlined above, with similar related restrictions. Our asset management businesses are also subject to extensive regulation in the various jurisdictions where they operate. These laws and regulations are primarily intended to protect investors in the securities markets or investment advisory clients and generally grant supervisory authorities broad administrative powers. Changes in these laws and regulations, or in the interpretations thereof, are often made for the benefit of the consumer at the expense of the insurer and thus could have a material adverse effect on our business, consolidated operating results, financial condition and liquidity. Compliance with these laws and regulations is also time consuming and personnel-intensive, and changes in these laws and regulations may increase materially our direct and indirect compliance costs and other expenses of doing business, thus having an adverse effect on our business, consolidated operating results, financial condition and liquidity.

We may experience difficulty in marketing and distributing products through our current and future distribution channels.

We distribute our annuity and life insurance products through a variety of distribution channels, including brokers, broker-dealers, banks, wholesalers, our own internal sales force and other third-party organizations. We periodically negotiate provisions and renewals of these relationships, and there can be no assurance that such terms will remain acceptable to us or such third parties. An interruption in our continuing relationship with certain of these third parties could materially affect our ability to market our products and could have a material adverse effect on our business, operating results and financial condition.

Our business, results of operations, financial condition and liquidity may be adversely affected by the emergence of unexpected and unintended claim and coverage issues.

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may either extend coverage beyond our underwriting intent or increase the frequency or severity of claims. In some instances, these changes may not become apparent until some time after we have issued insurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance contracts may not be known for many years after a contract is issued, and this liability may have a material adverse effect on our business, results of operations, financial condition and liquidity at the time it becomes known.

Limits on the ability of our insurance subsidiaries to pay dividends to us could have a material adverse effect on our liquidity.

State insurance regulatory authorities limit the payment of dividends by insurance subsidiaries. These restrictions and other regulatory requirements affect the ability of our insurance subsidiaries to make dividend payments. Limits on the ability of the insurance subsidiaries to pay dividends could have a material adverse effect on our liquidity, including our ability to pay dividends to our parent.

If we are unable to maintain the availability of our systems and safeguard the security of our data due to the occurrence of disasters or other unanticipated events, our ability to conduct business may be compromised, which may have a material adverse effect on our business, consolidated results of operations, financial condition or cash flows.

We use computer systems to store, retrieve, evaluate and utilize customer and company data and information. Our computer, information technology and telecommunications systems, in turn, interface with and rely upon third-party systems. Our business is highly dependent on our ability, and the ability of certain affiliated third parties, to access these systems to perform necessary business functions, including, without limitation, providing insurance quotes, processing premium payments, making changes to existing policies filing and paying claims, administering variable annuity products and mutual funds, providing customer support and managing our investment portfolios. Systems failures or outages could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business and hurt our relationships with our business partners and customers. In the event of a disaster such as a natural catastrophe, an industrial accident, a blackout, a computer virus, a terrorist attack or war, our systems may be inaccessible to our employees, customers or business partners for an extended period of time. Even if our employees are able to report to work, they may be unable to perform their duties for an extended period of time if our data or systems are disabled or destroyed. Our systems could also be subject to physical and electronic break-ins, and subject to similar disruptions from unauthorized tampering with our systems. This may impede or interrupt our business operations and may have a material adverse effect on our business, consolidated operating results, financial condition or liquidity.

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

Due in large part to the recent financial crisis that has affected many governments, there is an increasing risk that federal and/or state tax legislation could be enacted that would result in higher taxes on insurance companies and/or their policyholders. Although the specific form of any such potential legislation is uncertain, it could include lessening or eliminating some or all of the tax advantages currently benefiting the Company or its policyholders including, but not limited to, those mentioned above. This could occur in the context of deficit reduction or other tax reforms. The effects of any such changes could result in materially lower product sales, lapses of policies currently held, and/or our incurrence of materially higher corporate taxes.

Changes in accounting principles and financial reporting requirements could result in material changes to our reported results and financial condition.

U.S. GAAP and related financial reporting requirements are complex, continually evolving and may be subject to varied interpretation by the relevant authoritative bodies. Such varied interpretations could result from differing views related to specific facts and circumstances. Changes in U.S. GAAP and financial reporting requirements, or in the interpretation of U.S. GAAP or those requirements, could result in material changes to our reported results and financial condition.

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

The Company’s principal executive offices are located in Simsbury, Connecticut. The Company’s home office complex consists of approximately 655 thousand square feet, and is leased from a third party by Hartford Fire Insurance Company (“Hartford Fire”), a direct subsidiary of The Hartford. This is an operating lease which expired on December 31, 2009 and was replaced by a capital lease between HLA and Hartford Fire. Expenses currently associated with these offices are allocated on a direct basis to the Company by Hartford Fire. The Company believes its properties and facilities are suitable and adequate for current operations.

Item 3.	LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 10 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in millions, unless otherwise stated)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Hartford Life Insurance Company and its subsidiaries (“Hartford Life Insurance Company”, “Life” or the “Company”) as of December 31, 2009, compared with December 31, 2008, and its results of operations for each of the three years in the period ended December 31, 2009. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes beginning on page F-1. Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

INDEX

Consolidated Results of Operations	23	Institutional	50
Outlook	25	Other	53
Critical Accounting Estimates	28	Investment Results	54
Overview	37	Investment Credit Risk	57
Key Performance Measures and Ratios	38	Capital Markets Risk Management	69
Retail	41	Capital Resources and Liquidity	78
Individual Life	45	Impact of New Accounting Standards	84
Retirement Plans	48

CONSOLIDATED RESULTS OF OPERATIONS

Operating Summary

	2009	2008	2007

Fee income and other	$3,752	$4,155	$4,470
Earned premiums	377	984	983
Net investment income
Securities available-for-sale and other	2,505	2,588	3,056
Equity securities, trading(3)	343	(246)	1

Total net investment income	2,848	2,342	3,057
Net realized capital gains (losses):
Total other-than-impairment (“OTTI”) losses	(1,722)	(1,888)	(339)
OTTI losses recognized to other comprehensive income	530	—	—

Net OTTI losses recognized in earnings	(1,192)	(1,888)	(339)
Net realized capital gains (losses), excluding net OTTI losses recognized in earnings	315	(3,875)	(595)

Total net realized capital losses	(877)	(5,763)	(934)

Total revenues(1)	6,100	1,718	7,576
Benefits, losses and loss adjustment expenses	3,716	4,047	3,982
Benefits, losses and loss adjustment expenses — returns credited on International unit — linked bonds and pension products(3)	343	(246)	1
Insurance operating costs and other expenses	1,850	1,940	1,832
Amortization of deferred policy acquisition costs and present value of future profits	3,727	1,620	605
Goodwill impairment	—	184	—
Dividends to policyholders	12	13	11

Total benefits, claims and expenses	9,648	7,558	6,431

Income (loss) before income taxes	(3,548)	(5,840)	1,145
Income tax expense (benefit)	(1,401)	(2,181)	252

Net income (loss)(2)	$(2,147)	$(3,659)	$893

Net (income) loss attributable to the noncontrolling interest	(10)	105	(7)

Net income (loss) attributable to Hartford Life Insurance Company	$(2,157)	$(3,554)	$886

(1)	The transition impact related to the adoption of fair value accounting guidance was a reduction in revenues of $788, for year ended December 31, 2008.

(2)	The transition impact related to the adoption of fair value accounting guidance was a reduction in net income of $311 for the year ended December 31, 2008.

(3)	Net investment income includes investment income and mark-to-market effects of equity securities, trading, supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policy holders.

Year ended December 31, 2009 compared to the year ended December 31, 2008

Net loss improved as a result of lower net realized losses. The following factors detail changes in operating results between these two periods:

•	Lower realized losses were primarily due to lower net losses from impairments on investment securities, as well as decreased credit related losses and gains on GMWB/GMIB/GMAB reinsurance compared to 2008 and the impact of the adoption of fair value accounting guidance in 2008. For further discussion on refer to Note 16 Transactions with Affiliates.

•	In the fourth quarter of 2009, Retail recorded a DAC Unlock of $1.9 billion, pre-tax at the inception of a reinsurance transaction with an affiliated captive reinsurer. For further discussions refer to Note 16.

•	Earned premiums declined in Other as a result of ceded premiums upon inception of an October 1st reinsurance transaction with an affiliated captive reinsurer. For further discussions on transaction with affiliates, refer to Note 16. Additionally, declines resulted from ratings downgrades in the later half of 2008 restricting sales of payout annuities within Institutional and a corresponding decrease in losses and loss adjustment expenses.

•	Fee income and other decreased as a result of the decline in average account values of the variable annuity and mutual fund assets in Retail.

•	In the fourth quarter of 2009, the Company recorded an increase in benefits, losses and loss adjustments expense as a result of a reinsurance transaction with an affiliated captive reinsurer. For further discussions on transaction with affiliates, refer to Note 16. Interest credited recorded in Retail decreased by $152.

Year ended December 31, 2008 compared to the year ended December 31, 2007

The decrease in Life’s net income was due to the following:

•	Realized losses increased as compared to the comparable prior year period primarily due to net losses from impairments on investment securities as well as increased credit related losses and increased losses on GMWB/GMIB/GMAB reinsurance and the adoption of fair value guidance.

•	Life recorded a DAC Unlock charge of $825, after-tax, during the third quarter of 2008 as compared to a DAC Unlock benefit of $188, after tax, during the third quarter of 2007. See Critical Accounting Estimates with Managements Discussion and Analysis for a further discussion on the DAC Unlock.

•	Declines in assets under management in Retail, primarily driven by market depreciation of $37.8 billion for Individual Annuity and $20.2 billion for retail mutual funds during 2008, drove declines in fee income compared to 2007.

•	Net investment income on securities, available-for-sale, and other declined primarily due to declines in limited partnership and other alternative investment income and a decrease in investment yield for fixed maturities.

Net Realized Capital Gains and Losses

For further discussion of net realized capital gains and losses, see “Investment Results” within the Investments section as well as each segment’s operating summary discussion.

Income Taxes

The effective tax rate for 2009, 2008 and 2007 was 39%, 38%, and 22%, respectively. The principal cause of the difference between the effective rate and the U.S. statutory rate of 35% for 2009, 2008 and 2007 was the separate account dividends received deduction (“DRD”). This caused an increase in the tax benefit on the 2009 and 2008 pretax losses and a decrease in the tax expense on the 2007 pretax income. Income taxes refunded in 2009 and 2008 were $(282) and $(183), respectively, in 2007 income taxes paid were $329.

The separate account DRD is estimated for the current year using information from the prior year-end, adjusted for current year equity market performance and other appropriate factors, including estimated levels of corporate dividend payments. The actual current year DRD can vary from estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distributions from these mutual funds, amounts of short-term capital gains at the mutual fund level and the Company’s taxable income before the DRD. The Company recorded benefits of $181, $176 and $155 related to the separate account DRD in the years ended December 31, 2009, 2008 and 2007, respectively, which included a benefit (charge) in 2009 of $29 related to prior year tax returns, in 2008 of $9 related to a true-up of the prior year tax return, and in 2007 of $(1) related to a true-up of the prior year tax return.

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

The Company receives a foreign tax credit against its U.S. tax liability for foreign taxes paid by the Company including payments from its separate account assets. The separate account foreign tax credit is estimated for the current year using information from the most recent filed return, adjusted for the change in the allocation of separate account investments to the international equity markets during the current year. The actual current year foreign tax credit can vary from the estimates due to actual foreign tax credits passed through by the mutual funds. The Company recorded benefits of $16, $16 and $11 related to separate account foreign tax credit in the years ended December 31, 2009, 2008 and, 2007 respectively. These amounts included benefits related to true-ups of prior years’ tax returns of $3, $4 and $0 in 2009, 2008 and 2007, respectively.

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

Near-term, the Company is continuing to experience lower variable annuity sales as a result of market disruption, and the competitiveness of the Company’s current product offerings. The Company expects these lower sales levels to continue into 2010. Despite the partial equity market recovery over the past nine months, the current market level and market volatility have resulted in higher claim costs, and have increased the cost and volatility of hedging programs, and the level of capital needed to support living benefit guarantees. Many competitors have responded to recent market turbulence by increasing the price of their guaranteed living benefits and changing the amount of the guarantee offered. Management believes that the most significant industry de-risking changes have occurred. In the first six months of 2009, the Company adjusted pricing levels and took other actions to de-risk its variable annuity product features in order to address the risks and costs associated with variable annuity benefit features in the current economic environment and continues to explore other risk limiting techniques such as changes to hedging or other reinsurance structures. The Company will continue to evaluate the benefits offered within its variable annuities and launched a new variable annuity product in October 2009 that responds to customer needs for growth and income within the risk tolerances of The Hartford.

The Company’s fixed annuity sales have declined throughout 2009 as a result of lower interest rates and the transition to a new product. Management expects fixed annuity sales to continue to be challenged until interest rates increase.

For the retail mutual fund business, net sales can vary significantly depending on market conditions, as was experienced throughout 2009. The continued declines in equity markets in the first quarter of 2009 helped drive declines in the Company’s mutual fund deposits and assets under management. During the last nine months of 2009, the equity markets improved from the first quarter and as a result the Company’s mutual fund assets under management and deposits have increased correspondingly. As this business continues to evolve, success will be driven by diversifying net sales across the mutual fund platform, delivering superior investment performance and creating new investment solutions for current and future mutual fund shareholders.

The decline in assets under management as compared to 2008 is the result of continued depressed values of the equity markets in 2009 as compared to 2008, which has decreased the extent of the scale efficiencies that Retail has benefited from in recent years. The significant reduction in assets under management has resulted in revenues declining faster than expenses causing lower earnings during 2009. The equity markets have partially recovered during the last nine months of 2009, which has helped improve profitability in recent quarters. Retail’s profitability in 2010 as compared to historical levels will be affected by an affiliated reinsurance transaction entered into in the fourth quarter of 2009. This reinsurance transaction cedes the economic risks and rewards on a large portion of Retail’s in-force variable annuity block and future variable annuity business to an affiliated captive reinsurer. Retail’s net income will be reduced as a result of the affiliated reinsurance transaction. Individual Annuity net investment spread has been impacted by losses on limited partnership and other alternative investments, lower yields on fixed maturities and an increase in crediting rates on renewals for MVA annuities. Management expects these conditions to persist in 2010. Management has evaluated, and will continue to actively evaluate, its expense structure to ensure the business is controlling costs while maintaining an appropriate level of service to our customers.

Individual Life

Future sales for all products will be influenced by active management of current distribution relationships, responding to the negative impact of recent merger and consolidation activity on existing distribution relationships and the development of new sources of distribution, and the Company’s ratings as published by the various ratings agencies, while offering competitive and innovative products and product features. The current economic environment poses challenges for future sales; while life insurance products respond well to consumer demand for financial security and wealth accumulation solutions, individuals may be reluctant to transfer funds when market volatility has recently resulted in significant declines in investment values. In addition, the availability and terms of capital solutions in the marketplace, as discussed below, to support universal life products with secondary guarantees, may reduce future growth in these products.

Effective November 1, 2007, Individual Life reinsured the policy liability related to statutory reserves in universal life with secondary guarantees to a captive reinsurance affiliate. An unaffiliated standby third party letter of credit supports a portion of the statutory reserves that have been ceded to this subsidiary. The use of the letter of credit enhanced statutory capital but resulted in a decline in net investment income and increased expenses in future periods for Individual Life. As of December 31, 2009, the transaction provided approximately $585 of statutory capital relief associated with the Company’s universal life products with secondary guarantees. The Company has received notice from the issuer of the letter of credit that they will be terminating the letter of credit as it applies to the new business written after January 31, 2010. In addition, the issuer has notified the Company that it will not extend the letter of credit covering the inforce beyond its current expiration date of December 31, 2028. The letter of credit is expected to provide sufficient coverage for the reinsured business through 2028. Management is reviewing product design alternatives with the objective of developing a competitively priced product that meets the Company’s capital efficiency objectives.

For risk management purposes, Individual Life accepts and retains up to $10 in risk on any one life. Individual Life uses reinsurance where appropriate to protect against the severity of losses on individual claims; however, death claim experience may continue to lead to periodic short-term earnings volatility. In the fourth quarter of 2008, Individual Life began ceding insurance under a new reinsurance structure for all new business excluding term life insurance. The new reinsurance structure allows Individual Life greater flexibility in writing larger policies, while retaining less of the overall risk associated with individual insured lives. This new reinsurance structure will help balance the overall profitability of Individual Life’s business. The financial results of this change in the reinsurance structure will be recognized over time as the percentage of new business subject to the structure grows. This will result in Individual Life recognizing increasing reinsurance premiums while reducing earnings volatility associated with mortality experience over time.

Individual Life continues to face uncertainty surrounding estate tax legislation, aggressive competition from other life insurance providers, reduced availability and higher price of reinsurance, and the current regulatory environment related to reserving for term life insurance and universal life products with no-lapse guarantees. Additionally, volatility in the equity markets may reduce the attractiveness of variable universal life products. These risks may have a negative impact on Individual Life’s future sales and earnings. Despite these risks, management believes there are opportunities to increase future sales by implementing strategies to expand distribution capabilities, including utilizing independent agents and continuing to build on the strong relationships within the financial institution marketplace.

Retirement Plans

The future financial results of the Retirement Plans segment will depend on Life’s ability to increase assets under management across all businesses, achieve scale in areas with a high degree of fixed costs and maintain its investment spread earnings on the general account products sold largely in the 403(b)/457 business.

During 2008, the Company completed three Retirement Plans acquisitions. These acquisitions gave Retirement Plans a foothold in the business of providing recordkeeping services to large financial firms which offer defined contribution plans to their clients, added substantial assets under management which helped provide a level of scale, and the ability to provide web-based technology to address data management, administration and benefit calculations. Disciplined expense management will continue to be a focus of the Retirement Plans segment as necessary investments in service and technology are made to effect the integration of the 2008 acquisitions.

Retirement Plans deposits have been negatively impacted by market volatility and by the market decline in 2008 and the first quarter of 2009 as businesses reduce their workforces and offer more modest salary increases and as workers potentially allocate less to retirement accounts in the near term. The impact of the partial equity markets recovery over the last nine months has been offset by a few large case surrenders, resulting in an overall decline in average assets under management compared to 2008. The reduction in average assets under management has strained net income in 2009, and this earnings strain is expected to continue until average account value exceeds the level seen in the first half of 2008.

Institutional

The Company has completed the strategic review of the Institutional businesses and has decided to exit several businesses that have been determined to be outside of the Company’s core business model. Several lines — institutional mutual funds, private placement life insurance, income annuities and certain institutional annuities will continue to be managed for growth. The private placement life insurance industry (including the corporate-owned and bank-owned life insurance markets) has experienced a slowdown in sales due to, among other things, limited availability of stable value wrap providers. We believe that the Company’s current PPLI assets will experience high persistency, but our ability to grow this business in the future will be affected by near term market and industry challenges. The remaining businesses, Structured Settlements, Guaranteed Investment Products, and most Institutional Annuities will be managed in conjunction with other businesses that the Company has previously decided will not be actively marketed. Certain guaranteed investment products may be offered on a selective basis.

The net income of this segment depends on Institutional’s ability to retain assets under management, the relative mix of business, and net investment spread. Net investment spread, as discussed in Institutional’s Operating section of this MD&A, has declined year over year and management expects net investment spread will remain pressured in the intermediate future due to the low level of short-term interest rates, increased allocation to lower yielding U.S. Treasuries and short-term investments, and anticipated performance of limited partnerships and other alternative investments.

Stable value products experienced net outflows in 2009 as a result of contractual maturities and the payments associated with certain contracts which allow an investor to accelerate principal repayments (after a defined notice period of typically thirteen months) as well as the Company opting to accelerate the repayment of principal for certain stable value products. $3.9B of account value was paid out on stable value contracts during 2009. The Company has the option to accelerate the repayment of principal for certain other stable value products and will continue to evaluate calling these contracts on a contract by contract basis based upon the financial impact to the Company. In addition, the Company may seek to retire or repurchase certain stable value products in open market transactions. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. Institutional will fund these obligations from cash and short-term investments presently held in its investment portfolios along with projected receipts of earned interest and principal maturities from long-term invested assets.

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

The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: estimated gross profits used in the valuation and amortization of assets and liabilities associated with variable annuity and other universal life-type contracts; living benefits required to be fair valued; valuation of investments and derivative instruments; evaluation of other-than-temporary impairments on available-for-sale securities and contingencies relating to corporate litigation and regulatory matters; DTA and goodwill impairment. In developing these estimates management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements.

Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts

Estimated gross profits (“EGPs”) are used in the amortization of: the Company’s deferred policy acquisition cost (“DAC”) asset, which includes the present value of future profits; sales inducement assets (“SIA”); and unearned revenue reserves (“URR”). See Note 6 of the Notes to Consolidated Financial Statements for additional information on DAC. See Note 9 of the Notes to Consolidated Financial Statements for additional information on SIA. EGPs are also used in the valuation of reserves for death and other insurance benefit features on variable annuity and universal life-type contracts. See Note 8 of the Notes to Consolidated Financial Statements for additional information on death and other insurance benefit feature reserves.

For most contracts, the Company estimates gross profits over 20 years as EGPs emerging subsequent to that timeframe are immaterial. Products sold in a particular year are aggregated into cohorts. Future gross profits for each cohort are projected over the estimated lives of the underlying contracts, based on future account value projections for variable annuity and variable universal life products. The projection of future account values requires the use of certain assumptions including: separate account returns; separate account fund mix; fees assessed against the contract holder’s account balance; surrender and lapse rates; interest margin; mortality; and hedging costs. Changes in these assumptions and, in addition, changes to other policyholder behavior assumptions such as resets, partial surrenders, reaction to price increases, and asset allocations causes EGPs to fluctuate which impacts earnings.

Prior to the second quarter of 2009, the Company determined EGPs using the mean derived from stochastic scenarios that had been calibrated to the estimated separate account return. The Company also completed a comprehensive assumption study, in the third quarter of each year and revised best estimate assumptions used to estimate future gross profits when the EGPs in the Company’s models fell outside of an independently determined reasonable range of EGPs. The Company also considered, on a quarterly basis, other qualitative factors such as product, regulatory and policyholder behavior trends and would revise EGPs if those trends were expected to be significant.

Beginning with the second quarter of 2009, the Company now determines EGPs from a single deterministic reversion to mean (“RTM”) separate account return projection which is an estimation technique commonly used by insurance entities to project future separate account returns. Through this estimation technique, the Company’s DAC model is adjusted to reflect actual account values at the end of each quarter. Through a consideration of recent market returns, the Company will unlock, or adjust, projected returns over a future period so that the account value returns to the long-term expected rate of return, providing that those projected returns do not exceed certain caps or floors. This DAC Unlock, for future separate account returns, is determined each quarter. Under RTM, the expected long term rate of return is 7.1%, on a weighted average basis, including 9.5% for equities and 6.0% for fixed income.

In the third quarter of each year, the Company completes a comprehensive non-market related policyholder behavior assumption study and incorporates the results of those studies into its projection of future gross profits. Additionally, throughout the year, the Company evaluates various aspects of policyholder behavior and periodically revises its policyholder assumptions as credible emerging data indicates that changes are warranted. In the fourth quarter of 2009, recent market volatility provided the Company additional credible information regarding policyholder behavior, related to living benefit lapses, withdrawal rates and GMDB lapses. This information was incorporated into the Company’s assumptions used in determining estimated gross profits. Upon completion of an assumption study or evaluation of credible new information, the Company will revise its assumptions to reflect its current best estimate. These assumption revisions will change the projected account values and the related EGPs in the DAC, SIA and URR amortization models, as well as the death and other insurance benefit reserving model.

All assumption changes that affect the estimate of future EGPs including: the update of current account values; the use of the RTM estimation technique; and policyholder behavior assumptions, are considered an Unlock in the period of revision. An Unlock adjusts DAC, SIA, URR and death and other insurance benefit reserve balances in the Consolidated Balance Sheets with an offsetting benefit or charge in the Consolidated Statements of Operations in the period of the revision. An Unlock that results in an after-tax benefit generally occurs as a result of actual experience or future expectations of product profitability being favorable compared to previous estimates. An Unlock that results in an after-tax charge generally occurs as a result of actual experience or future expectations of product profitability being unfavorable compared to previous estimates.

An Unlock revises EGPs, on a quarterly basis, to reflect the Company’s current best estimate assumptions. After each quarterly Unlock, the Company also tests the aggregate recoverability of DAC by comparing the DAC balance to the present value of future EGPs. As of December 31, 2009, the margin between the DAC balance and to the present value of future EGPs was 1% for U.S. individual variable annuities, reflective of the reinsurance of a block of individual variable annuities with an affiliated captive reinsurer. If the margin between the DAC asset and the present value of future EGPs is exhausted, further reductions in EGPs would cause portions of DAC to be unrecoverable.

Estimated gross profits are also used to determine the expected excess benefits and assessments included in the measurement of death and other insurance benefit reserves. These excess benefits and assessments are derived from a range of stochastic scenarios that have been calibrated to the Company’s RTM separate account returns. The determination of death and other insurance benefit reserves is also impacted by discount rates, lapses, volatilities and mortality assumptions.

Effective October 1, 2009, a subsidiary of HLIC, Hartford Life and Annuity Insurance Company (“HLAI”) entered into a reinsurance agreement with an affiliated captive reinsurer, White River Life Reinsurance Company (“the affiliated captive reinsurer” or “WRR”). This agreement provides that HLAI will cede, and WRR will reinsure 100% of the in-force and prospective U.S. variable annuities and the associated GMDB and GMWB riders. This transaction resulted in a DAC Unlock of $2.0 billion, pre-tax and $1.3 billion, after-tax as the related EGP’s were ceded to the affiliate. See Note 16 Transactions with Affiliates for further information on the transaction.

Unlocks

The after-tax impact on the Company’s assets and liabilities as a result of the Unlocks for the years ended 2009, 2008 and 2007 were:

For the year ended 2009:

			Death and
			Insurance
Segment			Benefit
After-tax (Charge) Benefit	DAC	URR	Reserves(1)	SIA	Total(2)

Retail(4)	$(1,682)	$78	$(158)	$(180)	$(1,942)
Retirement Plans	(55)	—	—	(1)	(56)
Individual Life	(100)	54	(4)	—	(50)
Institutional	(1)	—	—	—	(1)
Other(3)	(77)	6	(17)	(8)	(96)

Total	$(1,915)	$138	$(179)	$(189)	$(2,145)

(1)	As a result of the Unlock, Retail reserves increased $522, pre-tax, offset by an increase in reinsurance recoverables of $279, pre-tax.

(2)	The most significant contributor to the Unlock was a result of actual separate account returns being significantly below our aggregated estimated return.

(3)	Includes $(49) related to DAC recoverability impairment associated with the decision to suspend sales in the U.K. variable annuity business.

(4)	Includes $(1.3) billion related to reinsurance of a block of in-force and prospective U.S. variable annuities and the associated GMDB and GMWB riders with an affiliated captive reinsurer.

For the year ended 2008:

			Death and
			Insurance
Segment			Benefit
After-tax (Charge) Benefit	DAC	URR	Reserves(1)	SIA	Total(2)

Retail	$(648)	$18	$(75)	$(27)	$(732)
Retirement Plans	(49)	—	—	—	(49)
Individual Life	(29)	(12)	(3)	—	(44)

Total	$(726)	$6	$(78)	$(27)	$(825)

(1)	As a result of the Unlock, Retail reserves increased $389, pre-tax, offset by an increase in reinsurance recoverables of $273, pre-tax.

(2)	The most significant contributors to the Unlock were:

•	Actual separate account returns were significantly below our aggregated estimated return.

•	The Company reduced its 20 year projected separate account return assumption from 7.8% to 7.2% in the U.S.

•	Retirement Plans reduced its estimate of future fees as plans met contractual size limits (“breakpoints”), causing a lower fee schedule to apply, and the Company increased its assumption for future deposits by existing plan participants.

For the year ended 2007:

			Death and
			Insurance
Segment			Benefit
After-tax (Charge) Benefit	DAC	URR	Reserves(1)	SIA	Total(2)

Retail	$180	$(5)	$(4)	$9	$180
Retirement Plans	(9)	—	—	—	(9)
Individual Life	24	(8)	—	—	16
Institutional	1	—	—	—	1

Total	$196	$(13)	$(4)	$9	$188

(1)	As a result of the Unlock, Retail reserves decreased $4, pre-tax, offset by a decrease, in reinsurance recoverables of $10, pre-tax.

(2)	The most significant contributors to the Unlock were:

•	Actual separate account returns were above our aggregated estimated return.

•	During the third quarter of 2007, the Company estimated gross profits using the mean of EGPs derived from a set of stochastic scenarios that have been calibrated to our estimated separate account return as compared to prior year where we used a single deterministic estimation. The impact of this change in estimation was a benefit of $20, after-tax, for U.S. variable annuities.

•	Dynamic lapse behavior assumptions, reflecting that lapse behavior will be different depending upon market movements, along with other base lapse rate assumption changes resulted in an approximate benefit of $40, after-tax, for U.S. variable annuities.

Living Benefits Required to be Fair Valued (in Other Policyholder Funds and Benefits Payable)

The Company offers certain variable annuity products with a GMWB rider in the U.S. and formerly in the U.K. The Company has also assumed, through reinsurance, from HLIKK, GMWB, GMIB, and GMAB. The fair value of the GMWB, GMIB and GMAB is a liability of approximately $2.0 billion, $1.4 billion and $1 million as of December 31, 2009, respectively. Effective October 1, 2009, the Company ceded U.S. and International variable annuity contracts to an affiliated captive reinsurer including assumed GMWB, GMIB and GMAB. The initial fair value of the derivative associated with the business was approximately $1.3 billion.

Fair values for direct, assumed and ceded GMWB, GMIB and GMAB contracts are calculated based upon internally developed models because active, observable markets do not exist for those items. The fair value of the Company’s guaranteed benefit liabilities, classified as embedded derivatives, and the related reinsurance and customized freestanding derivatives is calculated as an aggregation of the following components: Best Estimate Claims Costs; Credit Standing Adjustment; and Margins. The resulting aggregation is reconciled or calibrated, if necessary, to market information that is, or may be, available to the Company, but may not be observable by other market participants, including reinsurance discussions and transactions. The Company believes the aggregation of each of these components, as necessary and as reconciled or calibrated to the market information available to the Company, results in an amount that the Company would be required to transfer, or receive, to or from market participants in an active liquid market, if one existed, for those market participants to assume the risks associated with the guaranteed minimum benefits and the related reinsurance and customized derivatives. The fair value is likely to materially diverge from the ultimate settlement of the liability as the Company believes settlement will be based on our best estimate assumptions rather than those best estimate assumptions plus risk margins. In the absence of any transfer of the guaranteed benefit liability to a third party, the release of risk margins is likely to be reflected as realized gains in future periods’ net income. Each of the components described below are unobservable in the marketplace and require subjectivity by the Company in determining their value.

Best Estimate Claims Costs

The Best Estimate Claims Costs is calculated based on actuarial and capital market assumptions related to projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior such as lapses, fund selection, resets and withdrawal utilization (for the customized derivatives, policyholder behavior is prescribed in the derivative contract). Because of the dynamic and complex nature of these cash flows, best estimate assumptions and a Monte Carlo stochastic process involving the generation of thousands of scenarios that assume risk neutral returns consistent with swap rates and a blend of observable implied index volatility levels were used. Estimating these cash flows involves numerous estimates and subjective judgments including those regarding expected markets rates of return, market volatility, correlations of market index returns to funds, fund performance, discount rates and policyholder behavior. At each valuation date, the Company assumes expected returns based on:

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

On a daily basis, the Company updates capital market assumptions used in the GMWB liability model such as interest rates and equity indices. On a weekly basis, the blend of implied equity index volatilities is updated. The Company continually monitors various aspects of policyholder behavior and may modify certain of its assumptions, including living benefit lapses and withdrawal rates, if credible emerging data indicates that changes are warranted. At a minimum, all policyholder behavior assumptions are reviewed and updated, as appropriate, in conjunction with the completion of the Company’s comprehensive study to refine its estimate of future gross profits during the third quarter of each year.

Credit Standing Adjustment

This assumption makes an adjustment that market participants would make to reflect the risk that guaranteed benefit obligations or the GMWB reinsurance recoverables will not be fulfilled (“nonperformance risk”). As a result of sustained volatility in the Company’s credit default spreads, during 2009 the Company changed its estimate of the Credit Standing Adjustment to incorporate observable Company and reinsurer credit default spreads from capital markets, adjusted for market recoverability. Prior to the first quarter of 2009, the Company calculated the Credit Standing Adjustment by using default rates published by rating agencies, adjusted for market recoverability. For the twelve months ended December 31, 2009 and 2008, the credit standing adjustment resulted in a pre-tax gain of $135 and $6 for U.S. GMWB liabilities net of reinsurance.

Margins

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

Assumption updates, including policyholder behavior assumptions, affected best estimates and margins for a total realized gain before-tax of $495 and $470 for the years ended December 31, 2009 and 2008 for U.S. GMWB liabilities net of third party reinsurance. For the year ended December 31, 2007, these updates affected best estimates resulting in a pre-tax loss of $(158).

In addition to the non-market-based updates described above, for the twelve months ended December 31, 2009, 2008, and 2007, the Company recognized non-market-based updates to the U.S. GMWB fair value driven by:

•	The relative outperformance (underperformance) of the underlying actively managed funds as compared to their respective indices resulting in a pre-tax gain/(loss) of approximately $481, $ (355), and $(2), respectively.

In addition to the non-market based updates described above, the Company recognized non-market based updates to the reinsured Japan GMWB, GMIB, and GMAB fair values primarily driven by:

•	Updates to assumptions, including policyholder behavior resulting in a pre-tax loss of approximately $ (264) for the year ended December 31, 2009; and

•	The credit standing adjustment (described above), resulting in a pre-tax gain (loss) of approximately $155 and $(115) for the years ended December 31, 2009 and 2008.

Valuation of Investments and Derivative Instruments

The Company’s investments in fixed maturities include bonds, redeemable preferred stock and commercial paper. These investments, along with certain equity securities, which include common and non-redeemable preferred stocks, are classified as “available-for-sale” (“AFS”) and are carried at fair value. The after-tax difference from cost or amortized cost is reflected in stockholders’ equity as a component of Other Comprehensive Income (Loss), after adjustments for the effect of deducting the life and pension policyholders’ share of the immediate participation guaranteed contracts and certain life and annuity deferred policy acquisition costs and reserve adjustments. The equity investments associated with the variable annuity products offered in the U.K. are recorded at fair value and are classified as “trading” with changes in fair value recorded in net investment income. Policy loans are carried at outstanding balance. Mortgage loans are recorded at the outstanding principal balance adjusted for amortization of premiums or discounts and net of valuation allowances. Short-term investments are carried at amortized cost, which approximates fair value. Limited partnerships and other alternative investments are reported at their carrying value with the change in carrying value accounted for under the equity method and accordingly the Company’s share of earnings are included in net investment income. Recognition of limited partnerships and other alternative investment income is delayed due to the availability of the related financial information, as private equity and other funds are generally on a three-month delay and hedge funds are on a one-month delay. Accordingly, income for the years ended December 31, 2009, 2008 and 2007 may not include the full impact of current year changes in valuation of the underlying assets and liabilities, which are generally obtained from the limited partnerships and other alternative investments’ general partners. Other investments primarily consist of derivatives instruments which are carried at fair value.

Available-for-Sale Securities and Short-Term Investments

The fair value of AFS securities and short-term investments in an active and orderly market (i.e. not distressed or forced liquidation) is determined by management after considering one of three primary sources of information: third-party pricing services, independent broker quotations or pricing matrices. Security pricing is applied using a “waterfall” approach whereby prices are first sought from third party pricing services, the remaining unpriced securities are submitted to independent brokers for prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these pricing methods include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows and prepayments speeds. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third-party pricing services will normally derive the security prices through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. For further discussion, see the Available-for-Sale and Short-term Investments Section in Note 3 of the Notes to the Consolidated Financial Statements.

The Company has analyzed the third-party pricing services valuation methodologies and related inputs, and has also evaluated the various types of securities in its investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. For further discussion of fair value measurement, see Note 3 of the Notes to the Consolidated Financial Statements.

The following table presents the fair value of AFS securities and short-term investments by pricing source and hierarchy level as of December 31, 2009.

	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Priced via third party pricing services	$438	$30,945	$1,448	$32,831
Priced via independent broker quotations	—	—	3,101	3,101
Priced via matrices	—	—	4,542	4,542
Priced via other methods(1)	—	—	348	348
Short-term investments	3,785	1,343	—	5,128

Total	$4,223	$32,288	$9,439	$45,950

% of Total	9.2%	70.3%	20.5%	100.0%

(1)	Represents securities for which adjustments were made to reduce prices received from third parties and certain private equity investments that are carried at the Company’s determination of fair value from inception.

The fair value is the amount at which the security could be exchanged in a current transaction between knowledgeable, unrelated willing parties using inputs, including assumptions and estimates, a market participant would utilize. As the estimated fair value of a security utilizes assumptions and estimates, the amount that may be realized may differ significantly.

Valuation of Derivative Instruments, excluding embedded derivatives within liability contracts and reinsurance related derivatives

Derivative instruments are reported on the Consolidated Balance Sheets at fair value and are reported in Other Investments and Other Liabilities. Derivative instruments are fair valued using pricing valuation models, which utilize market data inputs or independent broker quotations. Excluding embedded and reinsurance related derivatives, as December 31, 2009 and 2008, 96% and 95% of derivatives, respectively, based upon notional values, were priced by valuation models, which utilize independent market data. The remaining derivatives were priced by broker quotations. The derivatives are valued using mid-market level inputs that are predominantly observable in the market, with the exception of the customized swap contracts that hedge guaranteed minimum withdrawal benefits (“GMWB”) liabilities. Inputs used to value derivatives include, but are not limited to, swap interest rates, foreign currency forward and spot rates, credit spreads and correlations, interest and equity volatility and equity index levels. The Company performs a monthly analysis on derivative valuations which includes both quantitative and qualitative analysis. Examples of procedures performed include, but are not limited to, review of pricing statistics and trends, back testing recent trades, analyzing the impacts of changes in the market environment, and review of changes in market value for each derivative including those derivatives priced by brokers.

The following table presents the notional value and net fair value of derivative instruments by hierarchy level as of December 31, 2009.

	Notional Value	Fair Value

Quoted prices in active markets for identical assets (Level 1)	$2,276	$6
Significant observable inputs (Level 2)	29,764	(41)
Significant unobservable inputs (Level 3)	42,533	368

Total	$74,573	$333

The following table presents the notional value and net fair value of the derivative instruments within the Level 3 securities classification as of December 31, 2009.

	Notional Value	Fair Value

Credit derivatives	$2,782	$(162)
Interest derivatives	2,591	(2)
Equity derivatives	37,136	532
Other	24	—

Total Level 3	$42,533	$368

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

Other-Than-Temporary Impairments and Valuation Allowances on Investments

The Company has a monitoring process overseen by a committee of investment and accounting professionals that identifies investments that are subject to an enhanced evaluation on a quarterly basis to determine if an other-than-temporary impairment (“impairment”) is present for AFS securities or a valuation allowance is required for mortgage loans. This evaluation is a quantitative and qualitative process, which is subject to risks and uncertainties. For further discussion of the accounting policies, see the Significant Investment Accounting Policies Section in Note 4 of the Notes to the Consolidated Financial Statements. For a discussion of results, see the Other-Than-Temporary Impairments Section within the Investment Credit Risk section of the MD&A.

Goodwill Impairment

Goodwill balances are reviewed for impairment at least annually or more frequently if events occur or circumstances change that would indicate that a triggering event has occurred. A reporting unit is defined as an operating segment or one level below an operating segment. The Company’s reporting units, for which goodwill has been allocated, is equivalent to the Company’s operating segments as there is no discrete financial information available for the separate components of the segment or all of the components of the segment have similar economic characteristics. The 401(k), 457 and 403(b) components of Retirement have been aggregated into one reporting unit; the variable life, universal life and term life components of Individual Life have been aggregated into one reporting unit. In circumstances where the components of an operating segment constitute a business for which discrete financial information is available and segment management regularly reviews the operating results of that component such as with Other Retail, the Company has classified those components as reporting units.

As of December 31, 2009 and 2008, the Company had goodwill allocated to the following reporting units:

	December 31,	December 31,
	2009	2008

Retail — Other	159	159
Retirement(1)	87	79
Individual Life	224	224

Total	470	462

(1)	In 2009, the Company added $8 of goodwill related to a contingent earnout provisions.

The goodwill impairment test follows a two step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. This allocation is similar to a purchase price allocation performed in purchase accounting. If the carrying amount of the reporting unit goodwill exceeds the implied goodwill value, an impairment loss shall be recognized in an amount equal to that excess.

Management’s determination of the fair value of each reporting unit incorporates multiple inputs including cash flow calculations, price to earnings multiples, the level of The Hartford’s share price and assumptions that market participants would make in valuing the reporting unit. Other assumptions include levels of economic capital, future business growth, earnings projections, assets under management and the weighted average cost of capital used for purposes of discounting. Decreases in the amount of economic capital allocated to a reporting unit, decreases in business growth, decreases in earnings projections and increases in the weighted average cost of capital will all cause the reporting unit’s fair value to decrease.

The Company completed its annual goodwill assessment for the individual reporting units of the Company as of January 1, 2009. The conclusion reached as a result of the annual goodwill impairment testing was that the fair value of each reporting unit, for which goodwill had been allocated, was in excess of the respective reporting unit’s carrying value (the first step of the goodwill impairment test).

However, as noted above, goodwill is reassessed at an interim date if certain circumstances occur which would cause the entity to conclude that it was more likely than not that the carrying value of one or more of its reporting units would be in excess of the respective reporting unit’s fair value. As a result of the continued decline in the equity markets from January 1, 2009, rating agency downgrades, and a decline in The Hartford’s share price, the Company concluded, during the first quarter of 2009, that the conditions had been met to warrant an interim goodwill impairment test.

As a result of the first quarter 2009 interim goodwill impairment test which included the effects of decreasing sales outlooks and declining equity markets on future earnings, the fair value in step two of the goodwill impairment analysis for the Individual Life reporting unit continued to be in excess of its carrying value.

Valuation Allowance on Deferred Tax Assets

Deferred tax assets represent the tax benefit of future deductible temporary differences and operating loss and tax credit carryforwards. Deferred tax assets are measured using the enacted tax rates expected to be in effect when such benefits are realized if there is no change in tax law. Under U.S. GAAP, we test the value of deferred tax assets for impairment on a quarterly basis at the entity level within each tax jurisdiction, consistent with our filed tax returns. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The determination of the valuation allowance for our deferred tax assets requires management to make certain judgments and assumptions. In evaluating the ability to recover deferred tax assets, we have considered all available evidence including past operating results, the existence of cumulative losses in the most recent years, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. In the event we determine that we most likely would not be able to realize all or part of our deferred tax assets in the future, an increase to the valuation allowance would be charged to earnings in the period such determination is made. Likewise, if it is later determined that it is more likely than not that those deferred tax assets would be realized, the previously provided valuation allowance would be reversed. Our judgments and assumptions are subject to change given the inherent uncertainty in predicting future performance, which is impacted by such things as policyholder behavior, competitor pricing, new product introductions, and specific industry and investment market conditions.

In management’s judgment, the net deferred tax asset will more likely than not be realized. Included in the deferred tax asset is the expected tax benefit attributable to net operating losses of $290, which have no expiration. A valuation allowance of $80 has been recorded which relates to foreign operations. No valuation allowance has been recorded for realized or unrealized losses. In assessing the need for a valuation allowance, management considered taxable income in prior carryback years, future taxable income and tax planning strategies that include holding debt securities with market value losses until recovery, selling appreciated securities to offset capital losses, and sales of certain corporate assets. Such tax planning strategies are viewed by management as prudent and feasible and will be implemented if necessary to realize the deferred tax asset. However, we anticipate limited ability, going forward, to recognize a full tax benefit on realized losses, which will result in additional valuation allowances and, if interest rates rise, an increased likelihood of recording a valuation allowance on previously recognized realized capital losses.

If the Company were to follow a “separate entity” approach, it would have to record a valuation allowance of $387 related to realized capital losses. In addition, the current tax benefit related to any of the Company’s tax attributes realized by virtue of its inclusion in The Hartford’s consolidated tax return would have been recorded directly to surplus rather than income. These benefits were $65, $500 and $0 for 2009, 2008 and 2007 respectively.

OVERVIEW

The Company is organized into four reporting segments: Retail Products Group (“Retail”), Individual Life (“Individual Life”), Retirement Plans (“Retirement Plans”), and Institutional Solutions Group (“Institutional”). The Company provides retail and institutional investment products such as variable and fixed annuities, mutual funds, private placement life insurance (“PPLI”) and retirement plan services, individual life insurance products including variable universal life, universal life, interest sensitive whole life and term life.

The Company includes in an Other category its leveraged PPLI product line of business; corporate items not directly allocated to any of its reporting segments; intersegment eliminations, guaranteed minimum income benefit (“GMIB”), guaranteed minimum death benefit (“GMDB”), guaranteed minimum accumulation benefit (“GMAB”) and guaranteed minimum withdrawal benefit (“GMWB”) and reinsurance assumed from and subsequently ceded to another related party and certain group benefit products, including group life and group disability insurance that is directly written by the Company and for which nearly half is ceded to its parent, HLA, as well as other International operations.

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

KEY PERFORMANCE MEASURES AND RATIOS

DAC amortization ratio

DAC amortization ratio, return on assets (“ROA”)” or after-tax margin, excluding realized gains (losses) or DAC Unlock are non-GAAP financial measures that the Company uses to evaluate, and believes are important measures of, segment operating performance. DAC amortization ratio, ROA or after-tax margin is the most directly comparable GAAP measure. The Hartford believes that the measures of DAC amortization ratio, ROA or after-tax margin, excluding realized gains (losses) and DAC Unlock provide investors with a valuable measure of the performance of the Company’s on-going businesses because it reveals trends in our businesses that may be obscured by the effect of realized gains (losses) or periodic DAC Unlocks. Some realized capital gains and losses are primarily driven by investment decisions and external economic developments, the nature and timing of which are unrelated to insurance aspects of our businesses. Accordingly, these non-GAAP measures exclude the effect of all realized gains and losses that tend to be highly variable from period to period based on capital market conditions. The Company believes, however, that some realized capital gains and losses are integrally related to our insurance operations, so DAC amortization ratio, ROA and after-tax margin, excluding the realized gains (losses) and DAC Unlock should include net realized gains and losses on net periodic settlements on the Japan fixed annuity cross-currency swap. These net realized gains and losses are directly related to an offsetting item included in the statement of operations such as net investment income. DAC Unlocks occur when the Company determines based on actual experience or other evidence, that estimates of future gross profits should be revised. As the DAC Unlock is a reflection of the Company’s new best estimates of future gross profits, the result and its impact on DAC amortization ratio, ROA and after-tax margin is meaningful; however, it does distort the trend of DAC amortization ratio, ROA and after-tax margin. DAC amortization ratio, ROA or after-tax margin, excluding realized gains (losses) and DAC Unlock should not be considered as a substitute for DAC amortization ratio, ROA or after-tax margin and does not reflect the overall profitability of our businesses. Therefore, the Company believes it is important for investors to evaluate both DAC amortization ratio, ROA and after-tax margin, excluding realized gains (losses) and DAC Unlock and DAC amortization ratio, ROA and after-tax margin when reviewing the Company’s performance.

Fee Income

Fee income is largely driven from amounts collected as a result of contractually defined percentages of assets under management. These fees are generally collected on a daily basis. For individual life insurance products, fees are contractually defined as percentages based on levels of insurance, age, premiums and deposits collected and contract holder value. Life insurance fees are generally collected on a monthly basis. Therefore, the growth in assets under management either through positive net flows or net sales, or favorable equity market performance will have a favorable impact on fee income. Conversely, either negative net flows of net sales, or unfavorable equity market performance will reduce fee income. For a detailed discussion of account value activity, refer the individual segment’s analysis of operating results.

Net Investment Spread

Management evaluates performance of certain products based on net investment spread. These products include those that have insignificant mortality risk, such as fixed annuities, certain general account universal life contracts and certain institutional contracts. Net investment spread is determined by taking the difference between the earned rate, (excluding the effects of capital gains and losses, including those related to the Company’s GMWB product and related reinsurance and hedging programs), and the related crediting rates on average general account assets under management. The net investment spreads are for the total portfolio of relevant contracts in each segment and reflect business written at different times. When pricing products, the Company considers current investment yields and not the portfolio average. The determination of credited rates is based upon consideration of current market rates for similar products, portfolio yields and contractually guaranteed minimum credited rates. Net investment spread can be volatile period over period, which can have a significant positive or negative effect on the operating results of each segment. Investment earnings can also be influenced by factors such as the actions of the Federal Reserve and a decision to hold higher levels of short-term investments. The volatile nature of net investment spread is driven primarily by prepayment premiums on securities and earnings on limited partnership and other alternative investments.

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

Ratios	2009	2008	2007

Retail
Individual annuity return on assets (“ROA”)	(214.8) bps	(119.3) bps	58.8 bps
Effect of net realized gains (losses), net of tax and DAC on ROA	(42.1) bps	(96.6) bps	(14.7) bps
Effect of DAC Unlock on ROA(1)	(213.1) bps	(67.9) bps	15.7 bps

ROA excluding realized gains (losses) and DAC Unlock(2)	40.4 bps	45.2 bps	56.5 bps

Retirement Plans
Retirement Plans (“ROA”)	(54.8) bps	(47.9) bps	22.9 bps
Effect of net realized gains (losses), net of tax and DAC on ROA	(44.8) bps	(51.5) bps	(10.5) bps
Effect of DAC Unlock on ROA(1)	(13.8) bps	(15.0) bps	(3.4) bps

ROA excluding realized gains (losses) and DAC Unlock	3.8 bps	18.6 bps	36.8 bps

Institutional
Institutional (“ROA”)	(93.9) bps	(84.0) bps	2.2 bps
Effect of net realized gains (losses), net of tax and DAC on ROA	(85.2) bps	(84.8) bps	(23.4) bps
Effect of DAC Unlock on ROA(1)	(0.2) bps	— bps	0.3 bps

ROA excluding realized gains (losses) and DAC Unlock	(8.5) bps	0.8 bps	25.1 bps

Individual Life
After-tax margin	0.8%	(5.5)%	16.3%
Effect of net realized gains (losses), net of tax and DAC on after-tax margin	(6.6)%	(13.7)%	(0.7)%
Effect of DAC Unlock on after-tax margin(1)	(5.2)%	(5.0)%	1.5%

After-tax margin excluding realized gains (losses) and
DAC Unlock	12.6%	13.2%	15.5%

(1)	See Unlocks within the Critical Accounting Estimates section of the MD&A

(2)	Excludes the effect of the October 1st reinsurance transaction with an affiliated captive reinsurer. Refer to Note 16 Transactions with Affiliates.

Year ended December 31, 2009 compared to year ended December 31, 2008

•	The decrease in Individual Annuity’s ROA, excluding realized gains (losses) and the effect of the DAC Unlock, reflects significant losses on limited partnership and other alternative investments, a higher DAC amortization rate and lower investment spread in 2009. Return on assets in Retail is expected to be lower in the future due to cession of a large block of variable annuity contracts to an affiliate in the fourth quarter of 2009.

•	The decrease in Retirement Plans ROA, excluding realized losses and DAC Unlock was primarily driven by lower returns on fixed maturities and a full year of activity from the business acquired in 2008, which produce a lower ROA as they are primarily mutual fund businesses.

•	The decrease in Institutional’s ROA, excluding realized gains (losses), is primarily due to lower yields on investments.

•	The decrease in Individual Life’s after-tax margin, excluding realized gains (losses) and the effect of the DAC Unlock, was primarily due to higher DAC amortization rate, partially offset by lower effective tax rate and lower operating expenses.

Year ended December 31, 2008 compared to year ended December 31, 2007

•	The decrease in Retail — Individual annuity ROA, excluding realized gains (losses) and the effect of the DAC Unlock, reflects the write-off of goodwill, lower limited partnership and other alternative investment income, and the net effect of lower fees.

•	The decrease in Retirement Plans ROA, excluding realized gains (losses) and the effect of the DAC Unlock, was primarily driven by an increase in assets under management due to the acquired rights to service $18.7 billion in mutual funds, comprised of $15.8 billion in mutual funds from Sun Life Retirement Services, Inc., and $2.9 billion in mutual funds from Princeton Retirement Group, both of which closed in the first quarter of 2008. The acquired blocks of assets produce a lower ROA as they are comprised of mutual fund assets and assets under administration as opposed to traditional annuity contracts. Also contributing to the decrease was lower yields on fixed maturity investments and a decline in limited partnership and other alternative investments income, as well as higher service and technology costs. Partially offsetting these decreases were tax benefits primarily associated with DRD.

•	The decrease in Institutional’s ROA, excluding realized gains (losses), is primarily due to a decline in limited partnership and other alternative investment income. The decrease is also due to unfavorable mortality and lower yields on fixed maturity investments.

•	The decrease in Individual Life’s after-tax margin, excluding realized gains (losses) and the effect of the DAC Unlock, was primarily due to unfavorable mortality expense, partially offset by lower DAC amortization rate.

RETAIL

Operating Summary

	2009	2008	2007

Fee income and other	$2,117	$2,681	$3,039
Earned premiums	(7)	(4)	(62)
Net investment income	756	755	810
Net realized capital losses	(491)	(1,911)	(381)

Total revenues(1)	2,375	1,521	3,406
Benefits, losses, and loss adjustment expenses	1,374	1,008	820
Insurance operating costs and other expenses	972	1,124	1,160
Amortization of deferred policy acquisition costs and present value of future profits	3,239	1,347	404
Goodwill impairment	—	184	—

Total benefits, losses and expenses	5,585	3,663	2,384

Income (loss) before income taxes	(3,210)	(2,142)	1,022
Income tax expense (benefit)	(1,281)	(894)	213

Net income (loss)(2)	$(1,929)	$(1,248)	$809

Assets Under Management	2009	2008	2007
Individual variable annuity account values	$84,679	$74,578	$119,071
Individual fixed annuity and other account values(3)	12,110	11,278	10,243
Other retail products account values	—	398	677

Total Account Values	$96,789	$86,254	$129,991

Retail mutual fund assets under management	42,829	31,032	48,383
Other mutual fund assets under management	1,202	1,678	2,113

Total mutual fund assets under management	44,031	32,710	50,496
Total assets under management	$140,820	$118,964	$180,487

Account Value and Assets Under Management Roll-Forward	2009	2008	2007
Retail Individual Variable Annuities
Account value, beginning of period	$74,578	$119,071	$114,365
Net flows	(7,122)	(6,235)	(2,733)
Change in market value and other	17,223	(38,258)	7,439

Account value, end of period	$84,679	$74,578	$119,071

Retail Mutual Funds
Assets under management, beginning of period	$31,032	$48,383	$38,536

Net sales	2,004	2,840	5,545
Change in market value and other	9,793	(20,191)	4,302

Assets under management, end of period	$42,829	$31,032	$48,383

Net Investment Spread	2009	2008	2007
Individual Annuity	20 bps	72 bps	173 bps

Expense Ratios	2009	2008	2007
Individual Variable Annuities
General insurance expense ratio (individual annuity)	21.0 bps	21.0 bps	17.9 bps
DAC amortization ratio (individual annuity)(4)	692.2%	164.0%	25.4%
DAC amortization ratio (individual annuity) excluding DAC unlock(4),(5)	62.4%	50.9%	49.4%

(1)	For the year ended December 31, 2008, the transition impact related to the adoption of fair value guidance was a reduction in revenues of $616. For further discussion of the fair value guidance transition impact, refer to Note 3 in the Notes to the Consolidated Financial Statements.

(2)	For the year ended December 31, 2008, the transition impact related to the fair value guidance was a reduction in net income of $209. For further discussion of the fair value guidance transition impact, refer to Note 3 in the Notes to the Consolidated Financial Statements.

(3)	Includes policyholders’ balances for investment contracts and reserves for future policy benefits for insurance contracts

(4)	Excludes the effects of realized gains and losses.

(5)	See Unlock in the Critical Accounting Estimates section of the MD&A.

Retail focuses on the savings and retirement needs of the growing number of individuals who are preparing for retirement, or have already retired, through the sale of individual variable and fixed annuities, mutual funds and other investment products.

Year ended December 31, 2009 compared to the year ended December 31, 2008

Net loss increased primarily as a result of the write-off of DAC related to the variable annuity business reinsured to an affiliated captive reinsurer; as well as lower fee income driven by a decrease in average account values.

For further discussion of the fair value guidance transition impact, see Note 3 in the Notes to the Consolidated Financial Statements. For further discussion of the 2009 and 2008 DAC Unlocks, see the Critical Accounting Estimates section of the MD&A. The following other factors contributed to the changes in net loss:

Fee income and other	•	Fee income and other decreased $564 primarily as a result of lower variable annuity and mutual fund fee income due to a decline in average account values. Average variable annuity account values declined from $99.8 billion in 2008 to $77 billion in 2009 driven by net outflows of $7.1 billion during 2009 as well as the effect of the equity market declines. Net outflows were driven by surrender activity resulting from the aging of the variable annuity in-force block of business; lower deposits driven by increased competition, particularly competition related to guaranteed living benefits, and volatility in the equity markets. Average retail mutual fund assets under management declined from $42.4 billion to $35.5 billion driven primarily by the effect of the equity market declines, partially offset by net flows of $2.0 billion during 2009.
Net investment income	•	Net investment income in 2009 was relatively consistent with 2008 as increased derivative income and an increase in general account assets was largely offset by a greater percentage of assets in short-term investments, lower yields on fixed maturities and greater losses on limited partnerships and other alternative investments..
Net investment spread	•	The drop in net investment spread is primarily related to lower earnings on fixed maturities and lower partnership returns,
Realized capital losses	•	Net realized capital losses decreased as a result of the recognition of $1.5 billion of gains on GMWB derivatives in 2009 compared with losses of $631 in 2008; the transition impact related to the adoption of fair value accounting guidance, which resulted in losses of $616 in 2008; and impairment losses of $263 in 2009 compared with $474 in 2008. Partially offsetting these items were losses of $733 in 2009 related to the Company’s macro hedge program compared with gains of $40 in 2008; losses of $183 related to the affiliated captive reinsurance transaction and net losses on sales of $329 in 2009 compared with net losses of $31 in 2008.
Benefits, losses and loss adjustment expenses	•	Benefits, losses and loss adjustment expenses increased primarily as a result of the net impact of the Unlocks over the last twelve months, which increased the benefit ratio used in the calculation of GMDB reserves.
Insurance operating costs and other expenses	•	Insurance operating costs and other expenses decreased primarily as a result of lower asset based trail commissions due to equity market declines as well as ongoing efforts to actively reduce operating expenses.
General insurance expense ratio	•	The general insurance expense ratio has remained flat as a result of management’s efforts to reduce expenses, offset by a decline in the average asset base.
Amortization of DAC	•	Amortization of DAC increased primarily due to the write-off of DAC related to the variable annuity business reinsured to an affiliated captive reinsurer as well as a higher individual annuity DAC amortization rate in 2009 as compared to 2008 due primarily to Unlock assumption changes made in 2008 and 2009 and lower gross profits in 2009. Additionally, the adoption of fair value accounting guidance at the beginning of the first quarter of 2008 resulted in a DAC benefit.
DAC amortization ratio, excluding DAC Unlocks	•	The Retail DAC amortization ratio (Individual Annuity) excluding realized losses, DAC Unlocks including the Unlock of DAC related to the variable annuity business reinsured to an affiliated captive reinsurer increased due to the lower fee income due to declines in average account value and lower net investment income due to a greater percentage of fixed maturities being held in short-term investments and lower returns on limited partnerships and other alternative investments.
Income tax expense (benefit)	•	The income tax benefit is primarily due to the pre-tax losses driven by the factors discussed previously. 2009 included a higher DRD benefit than 2008. The difference from a 35% tax rate is primarily due to the recognition of tax benefits associated with the DRD and foreign tax credits.

Year ended December 31, 2008 compared to the year ended December 31, 2007

Net income decreased primarily as a result of increased realized capital losses, the impact of the 2008 Unlock charge, the impairment of goodwill attributed to the individual annuity line of business and the effect of equity market declines on variable annuity and mutual fund fee income. The following other factors also contributed to the changes in net income:

Fee income and other	•	Fee income and other decreased primarily as a result of lower variable annuity fee income of $342 due to a decline in average account values. The decrease in average variable annuity account values can be attributed to market depreciation of $38.3 billion and net outflows of $6.2 billion during the year. Net outflows were driven by surrender activity due to the aging of the variable annuity in-force block of business, volatility in the equity markets and increased sales competition, particularly competition related to guaranteed living benefits. Also contributing to the decrease in fee income was lower mutual fund fees due to declining assets under management primarily driven by market depreciation of $20.1 billion, partially offset by $2.8 billion of net flows.
Earned Premiums	•	Earned Premiums increased primarily due to an increase in life contingent premiums combined with a decrease in reinsurance premiums as a result of the lapsing of business covered by reinsurance and the significant decline in the equity markets.
Net investment income	•	Net investment income was lower primarily due to a $77 decline in income from limited partnerships and other alternative investments, combined with lower yields on fixed maturity investments due to interest rate declines, partially offset by an increase in general account assets from increased fixed account sales.
Net investment spread	•	Net investment spread decreased primarily due to negative earnings on limited partnership and other alternative investment income in 2008 compared to strong earnings in these classes in 2007 and lower yields on fixed maturities, partially offset by reduced average credited rates.
Realized capital losses	•	Net realized capital losses increased primarily as a result of losses on GMWB derivatives of $631 in 2008 compared with losses of $286 million in 2007; the transition impact related to the adoption of fair value accounting guidance, which resulted in losses of $616 in 2008; and impairments of $474 in 2008 compared with $87 in 2007.

Benefits, losses and loss adjustment expenses	•	Benefits, losses and loss adjustment expenses increased primarily as a result of the impact of the 2008 Unlock which increased the benefit ratio used in the calculation of GMDB reserves.
Insurance operating costs and other expenses	•	Insurance operating costs and other expenses decreased primarily as a result of lower non deferrable asset based trail commissions due to equity market declines.
General insurance expense ratio	•	General insurance expense ratio increased from 2007 to 2008 due to the impact of a declining asset base on relatively consistent expenses
Amortization of DAC	•	Amortization of DAC increased, primarily due to the impact of the 2008 Unlock charge as compared to the 2007 Unlock benefit, offset by DAC amortization benefits associated with increased realized capital losses. This was partially offset by a DAC benefit associated with the adoption of fair value accounting guidance at the beginning of the first quarter of 2008.
DAC amortization ratio, excluding DAC Unlocks	•	DAC amortization ratio (individual annuity), excluding the effects of the DAC Unlock and realized losses, increased in 2008 as compared to 2007 due to the write-off of goodwill and changes in assumptions made as part of the 2007 Unlock.
Goodwill impairment	•	As a result of testing performed during the fourth quarter of 2008, all goodwill attributed to the individual annuity business in Retail was deemed to be impaired and was written off. For further discussion of this impairment, see the Critical Accounting Estimates section of the MD&A.
Income tax expense (benefit)	•	The effective tax rate increased from 21% in 2007 to 42% in 2008 primarily due to losses before income taxes in 2008 compared to pre-tax earnings in 2007. The impact of DRD and other permanent differences caused an increase in the tax benefit to above 35% on the 2008 pre-tax loss and a decrease in the tax expense on the 2007 pre-tax income.

INDIVIDUAL LIFE

Operating Summary

	2009	2008	2007

Fee income and other	$989	$857	$827
Earned premiums	(87)	(65)	(56)
Net investment income	304	308	331
Net realized capital losses	(144)	(247)	(27)

Total revenues	1,062	853	1,075

Benefits, losses and loss adjustment expenses	584	569	510
Insurance operating costs and other expenses	185	201	188
Amortization of deferred policy acquisition costs and present value of future profits	312	166	117

Total benefits, losses and expenses	1,081	936	815

Income (loss) before income taxes	(19)	(83)	260
Income tax expense (benefit)	(27)	(36)	85

Net income (loss)	$8	$(47)	$175

	2009	2008	2007

Account Values
Variable universal life insurance	$5,766	$4,802	$7,284

Total account values	$11,034	$9,733	$11,876

Life Insurance In-force
Total life insurance in-force	$201,366	$191,861	$175,547

Net Investment Spread	82 bps	87 bps	131 bps

Death Benefits	$308	$320	$266

Individual Life provides life insurance solutions to a wide array of business intermediaries to solve the wealth protection, accumulation and transfer needs of their affluent, emerging affluent and small business insurance clients.

Year ended December 31, 2009 compared to the year ended December 31, 2008

Net income improvements are primarily attributed to lower net realized capital losses. The following other factors contributed to the changes in net income:

Fee income and other	•	Fee income and other increased primarily due to the impact of the 2009 Unlock amortization of unearned revenue reserves of $83 and increased cost of insurance charges of $40 as a result of growth in guaranteed universal life insurance in-force, partially offset by lower variable life fees as a result of equity market declines. For further discussion on the Unlock, see Unlock in the Critical Accounting Estimates section of the MD&A.
Earned premiums	•	Earned premiums, which include premiums for ceded reinsurance, decreased primarily due to increased ceded reinsurance premiums due to aging and growth in life insurance in-force.
Net investment spread	•	Net investment spread was lower due to a $4 decline in investment income and a $3 increase in interest credited. Interest credited increased due primarily to increased average account values, partially offset by a reduction in the average credited rate of 19 bps.
Net realized capital losses	•	Net realized capital losses improved primarily related to lower losses from impairments. For further discussion on impairments, see Other-Than-Temporary Impairments within the Investment Credit Risk Section of the MD&A.
Benefits, losses and loss adjustment expenses	•	Benefits, losses and loss adjusted expenses increased primarily related to reserve increases on secondary guaranteed universal life products due to aging and growth in life insurance in-force, partially offset by favorable mortality experience
Death benefits	•	Death benefits decreased due to favorable mortality volatility partially offset by an increase in net amount at risk for variable universal life policies caused by equity market declines.
Insurance operating costs and other expenses	•	Insurance operating costs and other expenses decreased primarily as a result of continued active expense management efforts.
Amortization of DAC	•	Amortization of DAC increased primarily as a result of the additional Unlock charges in 2009 compared to 2008. DAC amortization had a partial offset in amortization of unearned revenue reserve, which drove the increase in fee income noted above.
Income tax expense (benefit)	•	Income tax expense (benefit) decreased as a result of improved earnings before income taxes primarily due to lower net realized capital losses and the effects of the 2009 Unlocks. The effective tax rate for 2009 differs from the statutory rate of 35% primarily due to the recognition of the DRD.

Year ended December 31, 2008 compared to the year ended December 31, 2007

Net income decreased for the year ended December 31, 2008, driven primarily by significantly higher net realized capital losses and the impacts of the Unlock in the third quarter of 2008 as compared to the third quarter of 2007. For further discussion on the Unlock, see Unlock in the Critical Accounting Estimates section of the MD&A. The following other factors contributed to the changes in net income:

Fee income and other	•	Fee income and other increased primarily due to an increase in cost of insurance charges of $47 as a result of growth in guaranteed universal life insurance in-force and fees on higher surrenders of $12 due to internal exchanges from non-guaranteed universal life insurance to variable universal life insurance. Partially offsetting these increases are the impacts of the 2008 and 2007 Unlocks as well as lower variable life fees as a result of equity market declines.
Earned premiums	•	Earned premiums, which include premiums for ceded reinsurance, decreased primarily due to increased ceded reinsurance premiums due to life insurance in-force growth.
Net investment income	•	Net investment income decreased primarily due to lower investment income from limited partnership and other alternative investments, lower yields on fixed maturity investments and reduced net investment income associated with a more efficient capital approach for our secondary guarantee universal life business, which released assets supporting capital and the related net investment income earned on those assets, (described further in the “Outlook” section), partially offset by growth in general account values.
Net investment spread	•	Net investment spread decreased attributable to lower partnership returns of 57 bps and lower maturity income returns, partially offset by a reduction in the credited rate of 24 bps.
Net realized capital losses	•	Net realized capital losses increased primarily related to losses from impairments. For further discussion on impairments, see Other-Than-Temporary Impairments within the Investment Credit Risk Section of the MD&A.
Benefits, losses and loss adjustment expenses	•	Benefits, losses and loss adjustment expenses increased as a result of higher death benefits consistent with a larger life insurance in-force and unfavorable mortality, as well as the impact of the 2008 Unlock.
Death benefits	•	Death benefits increased, primarily due to growth of life insurance in-force and unfavorable mortality.
Insurance operating costs and other expenses	•	Insurance operating costs and other increased less than the growth of in- force business as a result of active expense management efforts.
Amortization of DAC	•	Amortization of DAC increased primarily as a result of the unlock expense in 2008 as compared to the unlock benefit in 2007, partially offset by reduced DAC amortization primarily attributed to net realized capital losses. This increase had a partial offset in amortization of unearned revenue reserve included in fee income.
Income tax expense (benefit)	•	Income tax benefits were a result of lower income before income taxes primarily due to an increase in realized capital losses and DAC amortization.

RETIREMENT PLANS

Operating Summary

	2009	2008	2007

Fee income and other	$321	$334	$238
Earned premiums	3	4	4
Net investment income	315	342	355
Net realized capital losses	(333)	(272)	(41)

Total revenues	306	408	556

Benefits, losses and loss adjustment expenses	269	271	249
Insurance operating costs and other expenses	346	335	170
Amortization of deferred policy acquisition costs and present value of future profits	56	91	58

Total benefits, losses and expenses	671	697	477

Income (loss) before income taxes	(365)	(289)	79
Income tax expense (benefit)	(143)	(132)	18

Net income (loss)	$(222)	$(157)	$61

Assets Under Management
403(b)/457 account values	11,116	10,242	12,363
401(k) account values	16,142	11,956	14,731

Total account values(1)	27,258	22,198	$27,094

403(b)/457 mutual fund assets under management	245	99	26
401(k) mutual fund assets under management(2)	16,459	14,739	1,428

Total mutual fund assets under management	$16,704	$14,838	$1,454

Total assets under management	$43,962	$37,036	$28,548

Total assets under administration — 401(k)(3)	$5,588	$5,122	$—

Account Value and Assets Under Management Rollforward
Retirement Plans Group Annuities
Account value, beginning of period	$22,198	$27,094	$23,575
Net flows	563	2,418	1,669
Change in market value and other	4,497	(7,314)	1,850

Account value, end of period	$27,258	$22,198	$27,094

Retirement Plans Mutual Funds
Assets under management, beginning of period	14,838	1,454	1,140
Net sales/(redemptions)	(1,705)	(446)	103
Acquisitions	—	18,725	—
Change in market value and other	3,571	(4,895)	211

Assets under management, end of period	$16,704	$14,838	$1,454

Net Investment Spread	66 bps	92 bps	162 bps

(1)	Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.

(2)	During the year ended December 31, 2008, Life acquired the rights to service mutual fund assets from Sun Life Retirement Services, Inc., and Princeton Retirement Group.

(3)	During the year ended December 31, 2008, Life acquired the rights to service assets under administration (“AUA”) from Princeton Retirement Group. Servicing revenues from AUA are based on the number of plan participants and do not vary directly with asset levels. As such, they are not included in AUM upon which asset based returns are calculated.

The Retirement Plans segment primarily offers customized wealth creation and financial protection for corporate, government and tax-exempt employers through its two business units, 403(b)/457 and 401(k).

Year ended December 31, 2009 compared to the year ended December 31, 2008

Net loss in Retirement Plans increased due to an increase in net realized capital losses, lower net investment income and lower fee income. For further discussion of the DAC Unlock, see Unlocks within the Critical Accounting Estimates section of the MD&A. The following other factors contributed to the changes in net loss:

Fee income and other	•	Fee income and other decreased primarily due to lower average account values. Despite equity market improvements during the last nine months of 2009, account values have not returned to early 2008 levels. Net flows in group annuities and net sales in mutual funds have declined due primarily to a few large case surrenders.
Net investment income	•	Net investment income decreased primarily as a result of lower yields on fixed maturity investments partially offset by an increase in derivative income.
Net investment spread	•	The decline in net investment spread is attributable to lower fixed income returns of 34 bps and lower partnership returns of 3 bps, partially offset by a reduction in credited rates of 10 bps.
Realized capital gains and losses	•	Net realized capital losses increased primarily as a result of realized losses of $56 on non-qualifying derivatives in 2009 compared with $14 of gains in 2008 and mortgage valuation allowances of $38 in 2009, partially offset by impairment losses of $178 in 2009 compared with $243 in 2008.
Insurance operating costs and other expenses	•	Insurance operating costs and other expenses increased primarily due to a full year of operating expenses associated with the businesses acquired in the latter part of the first quarter of 2008 and lower deferrable acquisition expenses unable to be deferred due to low sales levels, partially offset by expense management initiatives.
Amortization of DAC	•	Amortization of deferred policy acquisition costs decreased as a result of lower gross profits in 2009 than 2008.
Income tax expense (benefit)	•	The income tax benefit is greater than the prior year income tax benefit due to a higher loss before income taxes primarily due to the income items discussed above. The effective tax rate differs from the statutory rate of 35% primarily due to the recognition of the DRD.

Year ended December 31, 2008 compared to the year ended December 31, 2007

Net income in Retirement Plans decreased due to higher net realized capital losses, the higher DAC Unlock expense in 2008 as compared to 2007 and increased operating expenses partially offset by growth in fee income. For further discussion of the DAC Unlocks, see Unlock within the Critical Accounting Estimates section of the MD&A. The following other factors contributed to the changes in net income:

Fee income and other	•	Fee income and other increased primarily due to $109 of fees earned on assets relating to the acquisitions in the first quarter of 2008. Offsetting this increase was lower annuity fees driven by lower average account values as a result of market depreciation of $7.3 billion, partially offset by positive net flows of $2.4 billion over the past four quarters. Group annuities had positive net flows driven by higher deposits as a result of the expanded sales force obtained through the 2008 acquisitions.
Net investment income	•	Net investment income declined due to a decrease in the returns from limited partnership and other alternative investment income of $33, partially offset by growth in general account assets.
Net investment spread	•	The decline in net investment spread is attributable to lower limited partnership returns of 50 bps and lower fixed income returns of 25 bps, partially offset by a reduction in credited rates of 6 bps.
Realized capital gains and losses	•	Net realized capital losses increased primarily due to impairment losses of $243 in 2008 compared with losses of $22 in 2007.
Insurance operating costs and other expenses	•	Insurance operating costs and other expenses increased primarily attributable to operating expenses associated with the acquired businesses. Also contributing to higher insurance operating costs were higher trail commissions resulting from an aging portfolio and higher service and technology costs.
Amortization of DAC	•	Amortization of deferred policy acquisition costs increased primarily as a result of the higher Unlock charge in the third quarter of 2008 of $76 as compared to the Unlock charge in the third quarter of 2007 of $14, partially offset by DAC amortization benefits associated with lower gross profits. For further discussion, see Unlocks within in the Critical Accounting Estimates section of the MD&A.
Income tax expense (benefit)	•	The income tax benefit for 2008 as compared to the prior year periods income tax expense was due to lower income before income taxes primarily due to increased realized capital losses and increased tax benefits associated with the DRD.

INSTITUTIONAL

Operating Summary

	2009	2008	2007

Fee income and other	$145	$153	$252
Earned premiums	356	894	990
Net investment income	817	988	1,227
Net realized capital losses	(738)	(784)	(187)

Total revenues	$580	$1,251	$2,282

Benefits, losses and loss adjustment expenses	1,296	1,899	2,066
Insurance operating costs and other expenses	89	120	183
Amortization of deferred policy acquisition costs and present value of future profits	17	19	23

Total benefits, losses and expenses	1,402	2,038	2,272

Income (loss) before income taxes	(822)	(787)	10
Income tax expense (benefit)	(295)	(283)	(2)

Net income (loss)	$(527)	$(504)	$12

	2009	2008	2007

Account Value
Institutional account values(1)	$22,110	$23,810	$24,828
Private Placement Life Insurance account values(2)	33,356	32,459	32,792

Mutual fund assets under management	4,262	2,578	3,581

Total account values	$59,728	$58,847	$61,201

Net Investment Spread
Stable Value (GICs, Funding Agreements, Funding Agreement Backed Notes and Consumer Notes)	(48) bps	21 bps	101 bps

Expense Ratio
General insurance expense ratio	11.4 bps	14.2 bps	13.8 bps

(1)	Institutional investment product account values include transfers from Retirement Plans of $413 and $350 from the Retail segment during 2007.

(2)	Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.

During 2009, the Company decided to not actively market or sell certain products. As a part of that strategic initiative the Company will no longer actively market structured settlements, guaranteed investment products or most institutional annuities. Prior to this change in strategy, Institutional provided customized investment, insurance, and income solutions to select markets. Products included PPLI owned by corporations and high net worth individuals, institutional annuities, mutual funds owned by institutional investors, structured settlements, stable value contracts and individual products including income annuities and longevity assurance.

Year ended December 31, 2009 compared to the year ended December 31, 2008

Net income in Institutional increased primarily due to decreased revenue and lower net investment income, partially offset by a decrease in net realized capital losses. The following other factors contributed to changes in net income:

Earned premiums	•	Earned premiums decreased as ratings downgrades reduced payout annuity sales. The decrease in earned premiums was offset by a corresponding decrease in benefits, losses, and loss adjustment expenses.
Net investment income	•	Net investment income declined due to lower income on fixed maturities resulting from a decline in average rates and fixed maturity investments, as well as an increased average asset base of securities with greater market liquidity. This lower yield on income was partially offset by a corresponding decrease in interest credited on liabilities reported in benefits, losses, and loss adjustment expenses.
Net investment spread	•	Stable Value, net investment spreads were negatively impacted by 166 bps due to lower yields on variable rate securities and maintaining additional liquidity in the Institutional portfolios in the form of short term and Treasury securities. In both periods, the drop in variable rate yields was partially offset by lower credited rates on floating rate liabilities.
Realized capital gains and losses	•	Net realized capital losses were slightly lower due to smaller impairments
Benefits, losses and loss adjustment expenses	•	Benefits, losses and loss adjustment expenses decreased primarily due to lower interest credited due to lower rates on floating rate guaranteed investment products as well as an overall lower block of business.

Insurance operating costs and other expenses	•	Insurance operating costs and other expenses decreased due to active expense management efforts and reduced information technology expenses.
General insurance expense ratio	•	Institutional general expense ratio decreased from 2009 as compared to 2008 due to active expense management efforts and reduced information technology expenses.

Year ended December 31, 2008 compared to the year ended December 31, 2007

Net income in Institutional decreased primarily due to increased net realized capital losses and lower net investment income. Further discussion of income is presented below:

Fee income and other	•	Fee income and other decreased primarily due to lower front-end loads on PPLI cases during 2008. PPLI collects front-end loads recorded in fee income, offset by corresponding premium taxes reported in insurance operating costs and other expenses. For 2008 and 2007, PPLI deposits of $247 and $5.2 billion, respectively, resulted in fee income due to front-end loads of $2 and $107, respectively.
Earned premiums	•	Earned premiums decreased as compared to the prior year due to greater amounts of life contingent business sold in 2007. The decrease in earned premiums was offset by a corresponding decrease in benefits, losses, and loss adjustment expenses.
Net investment income	•	Net investment income declined due to negative yields on limited partnership and other alternative investments, lower yields on fixed maturity investments indexed to LIBOR, and lower assets under management. The decline in yield on fixed maturities was largely offset by a corresponding decrease in interest credited on liabilities reported in benefits, losses, and loss adjustment expenses.
Net investment spread	•	Net investment spread decreased primarily due to negative earnings on limited partnership and other alternative investment income in 2008 compared to strong earnings in these classes in 2007 and lower yields on fixed maturities, partially offset by reduced credited rates.
Realized capital gains and losses	•	Net realized capital losses were higher due to large impairments
Benefits, losses and loss adjustment expenses	•	Benefits, losses and loss adjustment expenses decreased primarily due to lower changes in reserve as the result of lower sales in life contingent business, as well as lower interest credited on liabilities indexed to LIBOR. The decrease was partially offset by $8 greater mortality loss.
Insurance operating costs and other expenses and general insurance expense ratio	•	Insurance operating costs and other expenses decreased due to a decline in premium tax, driven by reduced PPLI deposits, partially offset by discontinued administrative system projects and product development expenses.
General insurance expense ratio	•	Institutional general insurance expense ratio increased from 2008 as compared to 2007 due to additional product development expenses.
Income tax expense (benefit)	•	The income tax benefit increased compared to the prior year primarily due to a decline in income before taxes primarily due to increased realized capital losses.

OTHER

Operating Summary

	2009	2008	2007

Fee income and other	$180	$130	$114
Earned premiums	112	155	107
Net investment income (loss)
Securities available-for-sale and other	313	195	333
Equity securities held for trading(3)	343	(246)	1
Total net investment income (loss)	656	(51)	334
Net realized capital gains (losses)	829	(2,549)	(298)

Total revenues(1)	$1,777	$(2,315)	$257

Benefits, losses and loss adjustment expenses	193	301	337
Benefits, losses and loss adjustment expenses — returns credited on International unit-linked bonds and pension products(3)	343	(246)	1
Insurance operating costs and other expenses	270	172	139
Amortization of deferred policy acquisition costs and present value of future profits	103	(3)	3

Total benefits, losses and expenses	909	224	480

Income (loss) before income taxes	868	(2,539)	(223)
Income tax expense (benefit)	345	(836)	(59)

Net income (loss)(2)	$523	$(1,703)	$(164)
Less: Net (income) loss attributable to the noncontrolling interest	(10)	105	(7)
Net income (loss) attributable to Hartford Life Insurance Company	513	$(1,598)	$(171)

(1)	The transition impact related to the fair value adoption was a reduction in revenues of $172 for Other for the year ended December 31, 2008. For further discussion of the fair value transition impact, refer to Note 3 in the Notes to the Consolidated Financial Statements.

(2)	The transition impact related to the fair value adoption was a reduction in net income of $102 for Other for the year ended December 31, 2008. For further discussion of the fair value transition impact, refer to Note 3 in the Notes to the Consolidated Financial Statements.

(3)	Net investment income includes investment income and mark-to-market effects of equity securities, held for trading, supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders.

The Company includes in an Other category its leveraged PPLI product line of business; corporate items not directly allocated to any of its reporting segments; intersegment eliminations, guaranteed minimum income benefit (“GMIB”), guaranteed minimum death benefit. (“GMDB”), guaranteed minimum accumulation benefit (“GMAB”) and guaranteed minimum withdrawal benefit (“GMWB”) and reinsurance assumed from an affiliate and subsequently ceded to another related party, certain group benefit products, including group life and group disability insurance that is directly written by the Company and for which nearly half is ceded to its parent, HLA, as well as other International operations.

Year ended December 31, 2009 compared to the year ended December 31, 2008

Earned Premiums	•	Earned premiums decreased as compared to the prior year as a result of ceded premiums at inception of October 1st reinsurance transaction with an affiliated captive reinsurer. Refer to Note 16 Transaction with Affiliates.
Net investment income — securities available for sale and other	•	Net investment income on securities available-for-sale and other increased as compared to the prior year period due to lower losses on limited partnerships and other alternative investments.
Net realized capital gains	•	Net realized capital gains increased due to gains on the derivates resulting from assumed GMIB/AB/WB reinsurance through the first nine months of 2009. Partially offsetting these gains was a loss of $51 attributed to the sale of a joint venture recorded in fourth quarter. Refer to Note 18 Sale of Joint Venture Interest in ICATU Hartford Seguros, S.A.
Insurance operating costs and other expenses	•	Insurance operating costs and other expenses increased due to restructuring costs that are severance benefits and other costs associated with the suspension of sales in the Company’s European operations and severance and other benefits associated with the restructuring of the Company’s domestic insurance operations as well as interest expense for the structured financing transaction with HLIKK that was initiated in the fourth quarter of 2008. See Note 17 for further details on the Company’s restructuring, severance and other costs and restructurings within other Life segments and Note 16 for further details on the structured financing transaction with HLIKK.
Benefits, losses and loss adjustment expenses	•	The decrease in benefits, losses and loss adjustment expenses relates to reinsurance transaction with an affiliated captive reinsurer. Refer to Note 16 Transaction with Affiliate for further discussion.

Year ended December 31, 2008 compared to the year ended December 31, 2007

Net investment income — securities available-for-sale and other	•	Net investment income declined due to a decrease in investment yields on fixed maturities and declines in limited partnership and other alternative investment income.
Net realized capital gains (losses)	•	Net realized capital losses increased due to decreased valuations on the embedded derivates resulting from GMIB/AB/WB reinsurance.
Benefits, losses and loss adjustment expenses	•	The decrease in benefits, losses and loss adjustment expenses for the year ended December 31, 2008 was primarily due to a charge recorded in 2007 of $55, after-tax, for regulatory matters.
Insurance operating costs and other expenses	•	Insurance operating costs and other expenses decreased, primarily due to a charge of $21 for regulatory matters in the second quarter of 2007, a decline in 2008 expenses now allocated to other segments partially offset by increased tax expenses due to a state tax credit that was recorded in the third quarter of 2007.

INVESTMENT RESULTS

Composition of Invested Assets

The primary investment objective of the Company is to maximize economic value, consistent with acceptable risk parameters, including the management of credit risk and interest rate sensitivity of invested assets, while generating sufficient after-tax income to support policyholder and corporate obligations. Investment strategies are developed based on a variety of factors including business needs, regulatory requirements and tax considerations.

	December 31,		December 31,
	2009		2008
	Amount	Percent	Amount	Percent

Fixed maturities, AFS, at fair value	$40,403	75.6%	$39,560	71.9%
Equity securities, AFS, at fair value	419	0.8%	434	0.8%
Mortgage loans	4,304	8.0%	4,896	8.9%
Policy loans, at outstanding balance	2,120	4.0%	2,154	3.9%
Limited partnerships and other alternative investments	759	1.4%	1,033	1.9%
Other investments(1)	338	0.6%	1,237	2.2%
Short-term investments	5,128	9.6%	5,742	10.4%

Total investments excluding equity securities, trading	$53,471	100.0%	$55,056	100.0%
Equity securities, trading, at fair value(2)	2,443		1,634

Total investments	$55,914		$56,690

(1)	Primarily relates to derivative instruments.

(2)	These assets primarily support the European variable annuity business. Changes in these balances are also reflected in the respective liabilities.

Total investments decreased primarily due to declines in short-term investments largely due to funding liability outflows, mortgage loans resulting from valuation allowances and maturities, and limited partnerships and other alternative investments attributable to hedge fund redemptions and negative re-valuations of the underlying investments. These declines were offset by an increase in equity securities, trading, primarily due to positive cash flows generated from sales and deposits of the U.K. unit-linked and pension product foreign currency gains attributable to the appreciation of the British pound as compared to the U.S. dollar and positive market performance of the underlying investment funds.

Net Investment Income (Loss)

	For the Years Ended December 31,
	2009		2008		2007
(Before-tax)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)

Fixed maturities(2)	$2,094	4.5%	$2,458	5.0%	$2,714	5.9%
Equity securities, AFS	43	8.3%	65	9.3%	54	9.9%
Mortgage loans	232	4.9%	251	5.6%	227	6.4%
Policy loans	136	6.3%	136	6.5%	132	6.5%
Limited partnerships and other alternative investments	(171)	(18.1)%	(224)	(16.3)%	112	13.0%
Other(3)	242	—	(33)	—	(120)	—
Investment expense	(71)	—	(65)	—	(63)	—

Total net investment income excluding equity securities, trading	$2,505	4.2%	$2,588	4.6%	$3,056	6.0%
Equity securities, trading	343	—	(246)	—	1	—

Total net investment income	$2,848		$2,342		$3,057

(1)	Yields calculated using annualized net investment income before investment expenses divided by the monthly average invested assets at cost, amortized cost, or adjusted carrying value, as applicable, excluding collateral received associated with the securities lending program and consolidated variable interest entity noncontrolling interests. Included in the fixed maturity yield is other, which primarily relates to fixed maturities (see footnote (3) below). Included in the total net investment income yield is investment expense.

(2)	Includes net investment income on short-term investments.

(3)	Includes income from derivatives that qualify for hedge accounting and hedge fixed maturities. Also, includes fees associated with securities lending activities of $4, $60 and $84, respectively, for the years ended December 31, 2009, 2008 and 2007. The income from securities lending activities is included within fixed maturities.

Year ended December 31, 2009 compared to the year ended December 31, 2008

Total net investment income increased primarily due to equity securities, trading resulting from improved market performance of the underlying investment funds supporting the U.K. unit-linked and pension product.

Year ended December 31, 2008 compared to the year ended December 31, 2007

Total net investment income decreased primarily due to a negative yield on limited partnerships and other alternative investments and a lower yield on variable rate securities due to declines in short-term interest rates, increased allocation to lower yielding U.S. Treasuries and short-term investments. The decline in limited partnerships and other alternative investments yield was largely due to negative returns on hedge funds and real estate partnerships as a result of the lack of liquidity in the financial markets and a wider credit spread environment. Also contributing to the decline in net investment income was lower income on equity securities, trading due to a decline in the value of the underlying investment funds supporting the U.K. unit-linked and pension product as a result of negative market performance year over year.

Net Realized Capital Losses

	For the Years Ended December 31,
(Before-tax)	2009	2008	2007

Gross gains on sales	$364	$383	$187
Gross losses on sales	(828)	(398)	(142)
Net OTTI losses recognized in earnings	(1,192)	(1,888)	(339)
Japanese fixed annuity contract hedges, net(1)	47	64	18
Periodic net coupon settlements on credit derivatives/Japan	(33)	(34)	(40)
Fair value measurement transition impact	—	(798)	—
Results of variable annuity hedge program
GMWB derivatives, net	1,505	(687)	(286)
Macro hedge program	(895)	74	(12)

Total results of variable annuity hedge program	610	(613)	(298)
GMAB/GMWB/GMIB reinsurance	1,106	(1,986)	(155)
Coinsurance and modified coinsurance reinsurance contracts	(577)	—	—
Other, net	(374)	(493)	(165)

Net realized capital losses	$(877)	$(5,763)	$(934)

(1)	Relates to derivative hedging instruments, excluding periodic net coupon settlements, and is net of the Japanese fixed annuity product liability adjustment for changes in the dollar/yen exchange spot rate.

The circumstances giving rise to the changes in these components are as follows:

Gross gains and losses on sales	•	Gross gains and losses on sales for the year ended December 31, 2009 were predominantly within structured, government and corporate securities resulting primarily from efforts to reduce portfolio risk through sales of subordinated financials and real estate related securities and from sales of U.S. Treasuries to manage liquidity.
	•	Gross gains and losses on sales for the year ended December 31, 2008 primarily resulted from the decision to reallocate the portfolio to securities with more favorable risk/return profiles. Also included was a gain of $141 from the sale of a synthetic CDO.
Net OTTI losses	•	For further information, see Other- Than-Temporary Impairments within the Investment Credit Risk section of the MD&A.
Variable annuity hedge program	•	See Note 4 of the Notes to the Consolidated Financial Statements for a discussion of the gains related to the variable annuity hedge program.
GMAB/GMWB/GMIB reinsurance	•	The net gain on these reinsurance contracts was primarily due to an increase in interest rates, an increase in the Japan equity markets, a decline in Japan equity market volatility, and liability model assumption updates for credit standing.
Coinsurance and modified coinsurance reinsurance contracts	•	Under the reinsurance agreement with an affiliate, the gains experienced from the GMAB, GMWB, and GMIB reinsurance along with the net gains from liability model assumption updates, lower volatility, increases in long-term interest rates, and rising equity markets on the US GMWB are ceded to the affiliated reinsurer and result in a realized loss.
Other, net	•	Other, net losses for the year ended December 31, 2009 primarily resulted from net losses of $329 on credit derivatives where the company purchased credit protection due to credit spread tightening and $289 related to net additions to valuation allowances on impaired mortgage loans. These losses were partially offset by gains of $128 on credit derivatives that assume credit risk due to credit spread tightening, as well as $191 from a change in spot rates related to transactional foreign currency predominately on the internal reinsurance of the Japan variable annuity business, which is offset in accumulated other comprehensive income (“AOCI”).
	•	Other, net losses for the year ended December 31, 2008 were primarily related to net losses of $295 related to transactional foreign currency predominately on the internal reinsurance of the Japan variable annuity business, which is offset in AOCI, resulting from appreciation of the yen, as well as credit derivatives losses of $191 due to significant credit spread widening. Also included were derivative related losses of $39 due to counterparty default related to the bankruptcy of Lehman Brothers Holdings Inc.
	•	Other, net losses for the year ended December 31, 2007 were primarily driven by the change in value of non-qualifying derivatives due to credit spread widening, as well as fluctuations in interest rates and foreign currency exchange rates.

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

The Company is not exposed to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholders’ equity other than U.S. government and government agencies backed by the full faith and credit of the U.S. government. For further discussion of concentration of credit risk, see the Concentration of Credit Risk section in Note 4 of Notes to the Consolidated Financial Statements.

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

The Company minimizes the credit risk of derivative instruments by entering into transactions with high quality counterparties rated A2/A or better, which are monitored by the Company’s internal compliance unit and reviewed frequently by senior management. In addition, the Company monitors counterparty credit exposure on a monthly basis to ensure compliance with Company policies and statutory limitations. The Company also maintains a policy of requiring that derivative contracts, other than exchange traded contracts, certain currency forward contracts, and certain embedded and reinsurance derivatives, be governed by an International Swaps and Derivatives Association Master Agreement, which is structured by legal entity and by counterparty and permits right of offset.

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

The maximum uncollateralized threshold for a derivative counterparty for a single legal entity is $10. The Company currently transacts over-the-counter derivatives in two legal entities and therefore the maximum combined threshold for a single counterparty over all legal entities that use derivatives is $20. In addition, the Company may have exposure to multiple counterparties in a single corporate family due to a common credit support provider. As of December 31, 2009, the maximum combined threshold for all counterparties under a single credit support provider over all legal entities that use derivatives is $40. Based on the contractual terms of the collateral agreements, these thresholds may be immediately reduced due to a downgrade in a counterparty’s credit rating. For further discussion, see the Derivative Commitments Section of Note 9 of the Consolidated Financial Statements.

For the year ended December 31, 2009, the Company has incurred no losses on derivative instruments due to counterparty default.

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

59

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

Investments

The following table presents the Company’s fixed maturities by credit quality. The ratings referenced below are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company’s internal analysis of such securities.

Fixed Maturities by Credit Quality

	December 31, 2009			December 31, 2008
			Percent			Percent
			of Total			of Total
	Amortized	Fair	Fair	Amortized	Fair	Fair
	Cost	Value	Value	Cost	Value	Value

U.S. government/government agencies	$4,707	$4,552	11.3%	$7,200	$7,289	18.4%
AAA	6,564	5,966	14.8%	10,316	7,368	18.6%
AA	6,701	5,867	14.5%	7,304	5,704	14.4%
A	11,957	11,093	27.4%	11,590	9,626	24.4%
BBB	11,269	10,704	26.5%	10,292	8,288	21.0%
BB & below	3,086	2,221	5.5%	1,742	1,285	3.2%

Total fixed maturities	$44,284	$40,403	100.0%	$48,444	$39,560	100.0%

The movement within the Company’s investment ratings was primarily attributable to rating agency downgrades across multiple sectors and sales of U.S. Treasuries that were re-deployed to securities with more favorable risk profiles, in particular investment grade corporate securities. The ratings associated with the Company’s commercial mortgage backed-securities (“CMBS”), commercial real estate (“CRE”) collateralized debt obligations (“CDOs”) and residential mortgage-backed securities (“RMBS”) may be negatively impacted as rating agencies continue to make changes to their methodologies and monitor security performance.

The following table presents the Company’s AFS securities by type.

	Available-for-Sale Securities by Type
	December 31, 2009					December 31, 2008
	Cost or	Gross	Gross		Percent of	Cost or	Gross	Gross		Percent of
	Amortized	Unrealized	Unrealized	Fair	Total Fair	Amortized	Unrealized	Unrealized	Fair	Total Fair
	Cost	Gains	Losses	Value	Value	Cost	Gains	Losses	Value	Value

Asset-backed securities (“ABS”)
Consumer loans	$1,596	$13	$(248)	$1,361	3.4%	$1,880	$—	$(512)	$1,368	3.4%
Small business	418	—	(185)	233	0.6%	428	—	(197)	231	0.6%
Other	330	18	(39)	309	0.8%	482	5	(110)	377	1.0%
CDOs
CLOs(1)	1,997	—	(208)	1,789	4.4%	2,107	—	(537)	1,570	4.0%
CRE	1,157	14	(804)	367	0.9%	1,566	2	(1,170)	398	1.0%
Other	4	5	—	9	—	19	—	(6)	13	—
CMBS
Agency backed(2)	62	3	—	65	0.2%	243	8	—	251	0.6%
Bonds	6,138	33	(1,519)	4,652	11.5%	7,160	1	(2,719)	4,442	11.2%
Interest only (“IOs”)	644	40	(36)	648	1.6%	840	12	(196)	656	1.7%
Corporate
Basic industry	1,794	78	(45)	1,827	4.5%	1,459	5	(233)	1,231	3.1%
Capital goods	2,078	100	(33)	2,145	5.3%	1,656	26	(201)	1,481	3.7%
Consumer cyclical	1,324	53	(33)	1,344	3.3%	1,588	29	(244)	1,373	3.5%
Consumer non-cyclical	3,260	205	(15)	3,450	8.6%	2,455	46	(172)	2,329	5.9%
Energy	2,239	130	(13)	2,356	5.8%	1,320	19	(118)	1,221	3.1%
Financial services	5,054	84	(590)	4,548	11.3%	5,563	163	(994)	4,732	12.0%
Tech./comm	2,671	145	(40)	2,776	6.9%	2,597	69	(248)	2,418	6.1%
Transportation	544	16	(19)	541	1.3%	410	8	(67)	351	0.9%
Utilities	3,790	161	(52)	3,899	9.7%	3,189	76	(376)	2,889	7.3%
Other(3)	867	13	(99)	781	1.9%	1,015	—	(305)	710	1.8%
Foreign govt./govt. agencies	824	35	(13)	846	2.1%	2,094	86	(33)	2,147	5.4%
Municipal	971	3	(194)	780	1.9%	917	8	(220)	705	1.8%
RMBS
Agency	2,088	63	(5)	2,146	5.3%	1,924	53	(8)	1,969	5.0%
Non-agency	125	—	(14)	111	0.3%	159	—	(43)	116	0.3%
Alt-A	187	—	(52)	135	0.3%	256	—	(90)	166	0.4%
Sub-prime	1,565	5	(626)	944	2.3%	2,084	4	(741)	1,347	3.4%
U.S. Treasuries	2,557	5	(221)	2,341	5.8%	5,033	75	(39)	5,069	12.8%

Total fixed maturities	44,284	1,222	(5,103)	40,403	100.0%	48,444	695	(9,579)	39,560	100.0%
Equity securities
Financial Services	273	4	(51)	226		334	—	(107)	227
Other	174	34	(15)	193		280	4	(77)	207

Total equity securities	447	38	(66)	419		614	4	(184)	434

Total AFS securities	$44,731	$1,260	$(5,169)	$40,822		$49,058	$699	$(9,763)	$39,994

(1)	As of December 31, 2009, 80% of these senior secured bank loan collateralized loan obligations (“CLOs”) were rated AA and above with an average subordination of 29%.

(2)	Represents securities with pools of loans by the Small Business Administration whose issued loans are backed by the full faith and credit of the U.S. government.

(3)	Includes structured investments with an amortized cost and fair value of $332 and $268, respectively, as of December 31, 2009 and $326 and $222, respectively, as of December 31, 2008. The underlying securities supporting these investments are primarily diversified pools of investment grade corporate issuers which can withstand a 15% cumulative default rate, assuming a 35% recovery.

The Company reallocated its AFS investment portfolio to securities with more favorable risk profiles, in particular investment grade corporate securities, while reducing its exposure to real estate related securities. Additionally, the Company reduced its allocation to U.S. Treasuries in order to manage liquidity. The Company’s AFS net unrealized loss position decreased as a result of improved security valuations due to credit spread tightening, partially offset by rising interest rates and a $738 before-tax cumulative effect of accounting change related to impairments. For further discussion on the accounting change, see Note 1 of the Notes to the Consolidated Financial Statements. The following sections highlight the Company’s significant investment sectors.

Financial Services

Several positive developments occurred in the financial services sectors during the second half of 2009. Earnings for large domestic banks surpassed expectations and losses for banks that underwent the Supervisory Capital Assessment Program (“SCAP”), or stress test, were less than the Federal Reserve’s projections. Unrealized losses on banks’ investment portfolios decreased as credit spreads tightened and the pace of deterioration of the credit quality of certain assets slowed. Banks and insurance firms were also able to access re-opened debt capital markets, reducing their dependence on government guarantee programs and enhancing their liquidity positions. In addition, certain financial institutions were able to improve their junior capital ratios through common equity capital raises, exchanges and tenders. Despite these positive developments, financial services companies continue to face a difficult macroeconomic environment and regulatory uncertainty which could affect future earnings.

The Company has exposure to the financial services sector predominantly through banking and insurance firms. The following table presents the Company’s exposure to the financial services sector included in the AFS Securities by Type table above. A comparison of fair value to amortized cost is not indicative of the pricing of individual securities as impairments have occurred.

	December 31, 2009			December 31, 2008
			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value

AAA	$151	$152	3.2%	$463	$394	8.0%
AA	1,311	1,273	26.7%	1,422	1,240	25.0%
A	2,702	2,373	49.7%	3,386	2,834	57.1%
BBB	805	681	14.2%	537	411	8.3%
BB & below	358	295	6.2%	89	80	1.6%

Total(1)	$5,327	$4,774	100.0%	$5,897	$4,959	100.0%

(1)	The credit qualities above include downgrades that have shifted the portfolio from higher rated assets to lower rated assets since December 31, 2008.

Sub-Prime Residential Mortgage Loans

The following table presents the Company’s exposure to RMBS supported by sub-prime mortgage loans by current credit quality and vintage year included in the AFS Securities by Type table above. These securities have been affected by deterioration in collateral performance caused by declining home prices and continued macroeconomic pressures including higher unemployment levels. A comparison of fair value to amortized cost is not indicative of the pricing of individual securities as impairments have occurred. Credit protection represents the current weighted average percentage, excluding wrapped securities, of the outstanding capital structure subordinated to the Company’s investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. The ratings associated with the Company’s RMBS may be negatively impacted as rating agencies make changes to their methodologies and continue to monitor security performance.

Sub-Prime Residential Mortgage Loans(1)(2)(3)(4)(5)

	December 31, 2009
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$20	$15	$54	$43	$63	$43	$14	$9	$55	$33	$206	$143
2004	79	66	243	178	60	37	6	4	—	—	388	285
2005	56	31	263	190	134	83	84	25	142	37	679	366
2006	4	3	11	8	11	8	27	10	133	65	186	94
2007	—	—	—	—	—	—	—	—	106	56	106	56

Total	$159	$115	$571	$419	$268	$171	$131	$48	$436	$191	$1,565	$944

Credit protection	46.1%		54.4%		41.1%		36.5%		25.8%		41.8%

	December 31, 2008
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$26	$22	$129	$109	$48	$35	$17	$13	$34	$19	$254	$198
2004	108	79	303	240	—	—	8	7	—	—	419	326
2005	73	56	525	353	138	70	24	16	22	18	782	513
2006	45	41	109	50	10	5	87	35	96	36	347	167
2007	42	27	40	9	33	15	35	19	132	73	282	143

Total	$294	$225	$1,106	$761	$229	$125	$171	$90	$284	$146	$2,084	$1,347

Credit protection	39.3%		48.3%		32.1%		23.5%		20.1%		41.4%

(1)	The vintage year represents the year the underlying loans in the pool were originated.

(2)	Includes second lien residential mortgages with an amortized cost and fair value of $33 and $28, respectively, as of December 31, 2009 and $120 and $60, respectively, as of December 31, 2008, which are composed primarily of loans to prime and Alt-A borrowers.

(3)	As of December 31, 2009, the weighted average life of the sub-prime residential mortgage portfolio was 4.5 years.

(4)	Approximately 94% of the portfolio is backed by adjustable rate mortgages.

(5)	The credit qualities above include downgrades that have shifted the portfolio from higher rated assets to lower rated assets since December 31, 2008.

Commercial Mortgage Loans

The Company observed significant pressure on commercial real estate market fundamentals throughout 2009 including increased vacancies, rising delinquencies and declining property values and expects continued pressure in the upcoming year. The following tables present the Company’s exposure to CMBS bonds, CRE CDOs and CMBS IOs by current credit quality and vintage year, included in the AFS Securities by Type table above. A comparison of fair value to amortized cost is not indicative of the pricing of individual securities as impairments have occurred. Credit protection represents the current weighted average percentage of the outstanding capital structure subordinated to the Company’s investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. This credit protection does not include any equity interest or property value in excess of outstanding debt. The ratings associated with the Company’s CMBS and CRE CDOs may be negatively impacted as rating agencies continue to make changes to their methodologies and monitor security performance.

CMBS — Bonds(1)(2)

	December 31, 2009
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$1,198	$1,192	$159	$120	$50	$34	$14	$13	$6	$4	$1,427	$1,363
2004	342	338	61	39	27	17	15	7	—	—	445	401
2005	490	449	199	133	126	72	87	54	61	45	963	753
2006	1,293	1,091	374	238	377	167	244	95	199	71	2,487	1,662
2007	283	223	36	24	116	42	180	88	201	96	816	473

Total	$3,606	$3,293	$829	$554	$696	$332	$540	$257	$467	$216	$6,138	$4,652

Credit protection	27.4%		21.5%		13.3%		11.7%		9.1%		22.2%

	December 31, 2008
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$1,492	$1,365	$259	$179	$71	$40	$11	$8	$23	$16	$1,856	$1,608
2004	365	317	53	22	41	15	20	8	—	—	479	362
2005	561	428	243	93	235	109	48	23	—	—	1,087	653
2006	1,732	1,025	228	76	353	140	354	129	39	12	2,706	1,382
2007	528	256	263	90	102	31	134	59	5	1	1,032	437

Total	$4,678	$3,391	$1,046	$460	$802	$335	$567	$227	$67	$29	$7,160	$4,442

Credit protection	24.7%		18.6%		12.6%		4.9%		4.3%		20.6%

(1)	The vintage year represents the year the pool of loans was originated.

(2)	The credit qualities above include downgrades that have shifted the portfolio from higher rated assets to lower rated assets since December 31, 2008.

CRE CDOs(1)(2)(3)(4)

	December 31, 2009
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$37	$24	$30	$15	$65	$24	$143	$38	$53	$7	$328	$108
2004	18	11	70	22	33	8	24	3	20	3	165	47
2005	16	8	73	12	23	6	39	5	22	5	173	36
2006	23	12	108	33	76	23	62	20	21	10	290	98
2007	51	26	12	3	20	5	26	8	15	10	124	52
2008	17	9	—	—	5	1	15	4	13	3	50	17
2009	12	6	—	—	2	—	4	1	9	2	27	9

Total	$174	$96	$293	$85	$224	$67	$313	$79	$153	$40	$1,157	$367

Credit protection	39.9%		10.9%		22.4%		35.0%		31.3%		26.8%

	December 31, 2008
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$127	$43	$90	$28	$59	$14	$48	$6	$30	$5	$354	$96
2004	118	35	16	5	31	9	12	2	13	2	190	53
2005	71	29	58	12	56	10	10	2	1	—	196	53
2006	222	68	83	18	74	19	15	2	—	—	394	107
2007	126	40	106	19	101	10	11	1	—	—	344	70
2008	39	11	22	5	24	3	3	—	—	—	88	19

Total	$703	$226	$375	$87	$345	$65	$99	$13	$44	$7	$1,566	$398

Credit protection	27.1%		21.3%		17.9%		17.0%		57.5%		23.9%

(1)	The vintage year represents the year that the underlying collateral in the pool was originated. Individual CDO fair value is allocated by the proportion of collateral within each vintage year.

(2)	As of December 31, 2009, approximately 37% of the underlying CRE CDOs collateral are seasoned, below investment grade securities.

(3)	For certain CRE CDOs, the collateral manager has the ability to reinvest proceeds that become available, primarily from collateral maturities. The increase in the 2008 and 2009 vintage years represents reinvestment under these CRE CDOs.

(4)	The credit qualities above include downgrades that have shifted the portfolio from higher rated assets to lower rated assets since December 31, 2008.

CMBS — IOs(1)(2)

	December 31, 2009										December 31, 2008
	AAA		A		BBB		BB and Below		Total		AAA
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$224	$241	$—	$—	$—	$—	$—	$—	$224	$241	$295	$287
2004	123	130	—	—	—	—	—	—	123	130	158	119
2005	160	156	—	—	1	1	—	—	161	157	200	136
2006	79	68	2	1	—	—	1	1	82	70	93	54
2007	54	50	—	—	—	—	—	—	54	50	94	60

Total	$640	$645	$2	$1	$1	$1	$1	$1	$644	$648	$840	$656

(1)	The vintage year represents the year the pool of loans was originated.

(2)	The credit qualities above include downgrades that have shifted the portfolio from higher rated assets to lower rated assets since December 31, 2008.

In addition to CMBS, the Company has exposure to commercial mortgage loans as presented in the following table. These loans are collateralized by a variety of commercial properties and are diversified both geographically throughout the United States and by property type. These loans may be either in the form of a whole loan, where the Company is the sole lender, or a loan participation. Loan participations are loans where the Company has purchased or retained a portion of an outstanding loan or package of loans and participates on a pro-rata basis in collecting interest and principal pursuant to the terms of the participation agreement. In general, A-Note participations have senior payment priority, followed by B-Note participations and then mezzanine loan participations. As of December 31, 2009, loans within the Company’s mortgage loan portfolio have had minimal extensions or restructurings. The recent deterioration in the global real estate market, as evidenced by increases in property vacancy rates, delinquencies and foreclosures, has negatively impacted property values and sources of refinancing and should these trends continue, additional increases in the Company’s valuation allowance for mortgage loans may result.

Commercial Mortgage Loans

	December 31, 2009			December 31, 2008
	Amortized	Valuation	Carrying	Amortized	Valuation	Carrying
	Cost(1)	Allowance	Value	Cost(1)	Allowance	Value

Whole loans	$2,505	$(26)	$2,479	$2,707	$(2)	$2,705
A-Note participations	326	—	326	335	—	335
B-Note participations	508	(131)	377	562	—	562
Mezzanine loans	856	(100)	756	859	—	859

Total(2)	$4,195	$(257)	$3,938	$4,463	$(2)	$4,461

(1)	Amortized cost represents carrying value prior to valuation allowances, if any.

(2)	Excludes agricultural mortgage loans. For further information on the total mortgage loan portfolio, see Note 4 of the Notes to Consolidated Financial Statements.

Included in the table above are valuation allowances on mortgage loans held for sale associated with B-note participations and mezzanine loans of $36 and $40, respectively, which had a carrying value of $38 and $85, respectively, as of December 31, 2009.

At origination, the weighted average loan-to-value (“LTV”) rate of the Company’s commercial mortgage loan portfolio was approximately 63%. As of December 31, 2009, the current weighted average LTV was approximately 81%. LTV rates compare the loan amount to the value of the underlying property collateralizing the loan. The loan values are updated periodically through property level reviews of the portfolio. Factors considered in the property valuation include, but are not limited to, actual and expected property cash flows, geographic market data and capitalization rates.

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

	December 31, 2009
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

Auto(1)	$69	$71	$47	$46	$96	$96	$83	$83	$11	$8	$306	$304
Credit card	422	431	—	—	26	25	153	143	—	—	601	599
Student loan(2)	271	168	300	229	118	61	—	—	—	—	689	458

Total(3)	$762	$670	$347	$275	$240	$182	$236	$226	$11	$8	$1,596	$1,361

	December 31, 2008
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

Auto	$108	$84	$7	$6	$142	$103	$160	$123	$15	$10	$432	$326
Credit card	313	273	6	4	97	86	278	197	57	39	751	599
Student loan	272	143	306	229	119	71	—	—	—	—	697	443

Total	$693	$500	$319	$239	$358	$260	$438	$320	$72	$49	$1,880	$1,368

(1)	As of December 31, 2009, approximately 9% of the auto consumer loan-backed securities were issued by lenders whose primary business is to sub-prime borrowers.

(2)	As of December 31, 2009, approximately half of the student loan-backed exposure is guaranteed by the Federal Family Education Loan Program, with the remainder comprised of loans to prime borrowers.

(3)	The credit qualities above include downgrades that have shifted the portfolio from higher rated assets to lower rated assets since December 31, 2008.

Limited Partnerships and Other Alternative Investments

The following table presents the Company’s investments in limited partnerships and other alternative investments which include hedge funds, mortgage and real estate funds, mezzanine debt funds, and private equity and other funds. Hedge funds include investments in funds of funds and direct funds. Mortgage and real estate funds consist of investments in funds whose assets consist of mortgage loans, mortgage loan participations, mezzanine loans or other notes which may be below investment grade quality, as well as equity real estate and real estate joint ventures. Mezzanine debt funds include investments in funds whose assets consist of subordinated debt that often incorporates equity-based options such as warrants and a limited amount of direct equity investments. Private equity and other funds primarily consist of investments in funds whose assets typically consist of a diversified pool of investments in small non-public businesses with high growth potential.

	December 31, 2009		December 31, 2008
	Amount	Percent	Amount	Percent

Hedge funds	$105	13.8%	$263	25.5%
Mortgage and real estate funds	124	16.4%	228	22.1%
Mezzanine debt funds	66	8.7%	78	7.5%
Private equity and other funds	464	61.1%	464	44.9%

Total	$759	100.0%	$1,033	100.0%

Limited partnerships and other alternative investments decreased primarily due to hedge fund redemptions and negative re-valuations of the underlying investments associated primarily with the real estate markets.

Security Unrealized Loss Aging

As part of the Company’s ongoing security monitoring process, the Company has reviewed its AFS securities in an unrealized loss position and concluded that there were no additional impairments as of December 31, 2009 and 2008 and that these securities have sufficient expected future cash flows to recover the entire amortized cost basis, are temporarily depressed and are expected to recover in value as the securities approach maturity or as CMBS and sub-prime RMBS market spreads return to more normalized levels.

Most of the securities depressed over 20% for nine months or more are supported by real estate related assets, specifically investment grade CMBS bonds, sub-prime RMBS and CRE CDOs, and have a weighted average current rating of A. Current market spreads continue to be significantly wider for securities supported by real estate related assets, as compared to spreads at the security’s respective purchase date, largely due to the continued effects of the recession and the economic and market uncertainties regarding future performance of commercial and residential real estate. The Company reviewed these securities as part of its impairment evaluation process. The Company’s best estimate of future cash flows utilized in its impairment process involves both macroeconomic and security specific assumptions that may differ based on asset class, vintage year and property location including, but not limited to, historical and projected default and recovery rates, current and expected future delinquency rates, property value declines and the impact of obligor re-financing. For these securities in an unrealized loss position where a credit impairment has not been recorded, the Company’s best estimate of expected future cash flows are sufficient to recover the amortized cost basis of the security.

For further discussion on the Company’s ongoing impairment evaluation process and the factors considered in determining whether a credit impairment exists, see the Recognition and Presentation of Other-Than-Temporary Impairments Section in Note 4 of the Notes to the Consolidated Financial Statements.

The following table presents the Company’s unrealized loss aging for AFS securities by length of time the security was in a continuous unrealized loss position.

	December 31, 2009				December 31, 2008
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
	Items	Cost	Value	Loss	Items	Cost	Value	Loss

Three months or less	766	$5,878	$5,622	$(256)	1,039	$11,458	$10,538	$(920)
Greater than three to six months	39	161	143	(18)	596	3,599	2,817	(782)
Greater than six to nine months	172	1,106	931	(175)	535	4,554	3,735	(819)
Greater than nine to twelve months	62	1,501	1,205	(296)	360	3,107	2,183	(924)
Greater than twelve months	1,434	15,309	10,885	(4,424)	1,626	16,303	9,985	(6,318)

Total	2,473	$23,955	$18,786	$(5,169)	4,156	$39,021	$29,258	$(9,763)

The following tables present the Company’s unrealized loss aging for AFS securities continuously depressed over 20% by length of time.

	December 31, 2009				December 31, 2008
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss

Three months or less	79	$591	$395	$(196)	1,216	$14,145	$8,749	$(5,396)
Greater than three to six months	16	52	36	(16)	147	1,360	568	(792)
Greater than six to nine months	99	1,237	844	(393)	103	1,318	560	(758)
Greater than nine to twelve months	67	1,201	801	(400)	154	1,562	503	(1,059)
Greater than twelve months	585	6,235	3,115	(3,120)	31	311	57	(254)

Total	846	$9,316	$5,191	$(4,125)	1,651	$18,696	$10,437	$(8,259)

The following tables present the Company’s unrealized loss aging for AFS securities (included in the tables above) continuously depressed over 50% by length of time.

	December 31, 2009				December 31, 2008
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss

Three months or less	42	$132	$46	$(86)	504	$5,904	$2,068	$(3,836)
Greater than three to six months	11	5	2	(3)	37	299	50	(249)
Greater than six to nine months	51	175	69	(106)	24	194	32	(162)
Greater than nine to twelve months	52	499	173	(326)	2	7	1	(6)
Greater than twelve months	205	2,105	601	(1,504)	—	—	—	—

Total	361	$2,916	$891	$(2,025)	567	$6,404	$2,151	$(4,253)

Other-Than-Temporary Impairments

The following table presents the Company’s impairments recognized in earnings by type.

	For the Years Ended December 31,
	2009	2008	2007

ABS	$50	$11	$18
CDOs
CREs	421	212	—
Other	23	—	—
CMBS
Bonds	140	55	6
IOs	17	68	—
Corporate
Financial services	126	803	40
Other	50	325	64
Equity securities
Financial services	62	128	—
Other	47	28	18
Foreign govt./govt. agencies	—	14	5
Municipal	—	1	—
RMBS
Non-agency	4	13	—
Alt-A	46	16	—
Sub-prime	204	214	188
U.S. Treasuries	2	—	—

Total	$1,192	$1,888	$339

Year ended December 31, 2009

Impairments recognized in earnings were comprised of credit impairments of $965, impairments on debt securities for which the Company intended to sell of $127 and impairments on equity securities of $100.

Credit impairments were primarily concentrated on structured securities, mainly CRE CDOs, below-prime RMBS and CMBS bonds. These securities were impaired primarily due to increased severity in macroeconomic assumptions and continued deterioration of the underlying collateral. The Company determined these impairments utilizing both a top down modeling approach and, for certain real estate-backed securities, a loan by loan collateral review. The top down modeling approach used discounted cash flow models that considered losses under current and expected future economic conditions. Assumptions used over the current recessionary period included macroeconomic factors, such as a high unemployment rate, as well as sector specific factors including, but not limited to:

•	Commercial property value declines that averaged 40% to 45% from the valuation peak but differed by property type and location.

•	Average cumulative CMBS collateral loss rates that varied by vintage year but reached approximately 12% for the 2007 vintage year.

•	Residential property value declines that averaged 40% to 45% from the valuation peak but differed by location.

•	Average cumulative RMBS collateral loss rates that varied by vintage year but reached approximately 50% for the 2007 vintage year.

In addition to the top down modeling approach, the Company reviewed the underlying collateral of certain of its real estate-backed securities to estimate potential future losses. This review included loan by loan underwriting utilizing assumptions about expected future collateral cash flows discounted at the security’s book yield prior to impairment. The expected future cash flows included projected rental rates and occupancy levels that varied based on property type and sub-market. Impairments are recorded to the lower discounted value between the top down modeling approach and loan by loan collateral review.

Impairments on securities for which the Company had the intent to sell were primarily on corporate financial services securities where the Company had an active plan to dispose of the securities. Impairments on equity securities were primarily on below investment grade hybrid securities that had been depressed 20% for six continuous months.

In addition to the credit impairments recognized in earnings, the Company recognized $530 of non-credit impairments in other comprehensive income, predominately concentrated in RMBS and CRE CDOs. These non-credit impairments represent the difference between the fair value and the Company’s best estimate of expected future cash flows discounted at the security’s effective yield prior to impairment, rather than at current credit spreads. The non-credit impairments primarily represent increases in market liquidity premiums and credit spread widening that occurred after the securities were purchased. In general, larger liquidity premiums and wider credit spreads are the result of deterioration of the underlying collateral performance of the securities, as well as the risk premium required to reflect future uncertainty in the real estate market.

Future impairments may develop as the result of changes in intent to sell or if actual results underperform current modeling assumptions, which may be the result of, but are not limited to, macroeconomic factors, changes in assumptions used and property performance below current expectations.

Year ended December 31, 2008

Impairments were primarily concentrated in subordinated fixed maturities within the financial services sector, as well as in sub-prime RMBS and CRE CDOs. The remaining impairments were primarily recorded on securities in various sectors that experienced significant credit spread widening and for which the Company was uncertain of its intent to retain the investments for a period of time sufficient to allow for recovery.

Year ended December 31, 2007

Impairments were primarily concentrated in securitized assets backed by sub-prime RMBS and corporate fixed maturities primarily within the financial services and home builders sectors. The remaining impairments were primarily recorded on securities in various sectors that had declined in value for which the Company was uncertain of its intent to retain the investments for a period of time sufficient to allow for recovery.

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

The Company utilizes a variety of over-the-counter and exchange traded derivative instruments as a part of its overall risk management strategy, as well as to enter into replication transactions. Derivative instruments are used to manage risk associated with interest rate, equity market, credit spread, issuer default, price, and currency exchange rate risk or volatility. Replication transactions are used as an economical means to synthetically replicate the characteristics and performance of assets that would otherwise be permissible investments under the Company’s investment policies. For further information, see Note 4 of the Notes to Consolidated Financial Statements.

Derivative activities are monitored and evaluated by the Company’s risk management team and reviewed by senior management. In addition, the Company monitors counterparty credit exposure on a monthly basis to ensure compliance with Company policies and statutory limitations. The notional amounts of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. For further information on the Company’s use of derivatives, see Note 4 of the Notes to Consolidated Financial Statements.

Market Risk

The Company is exposed to market risk, primarily relating to the market price and/or cash flow variability associated with changes in interest rates, credit spreads including issuer defaults, equity prices or market indices, and foreign currency exchange rates. The Company is also exposed to credit and counterparty repayment risk.

Interest Rate Risk

The Company’s exposure to interest rate risk relates to the market price and/or cash flow variability associated with changes in market interest rates. The Company manages its exposure to interest rate risk by constructing investment portfolios that maintain asset allocation limits and asset/liability duration matching targets which include the use of derivatives. The Company analyzes interest rate risk using various models including parametric models and cash flow simulation of the liabilities and the supporting investments, including derivative instruments under various market scenarios. Measures the Company uses to quantify its exposure to interest rate risk inherent in its invested assets and interest rate sensitive liabilities include duration, convexity and key rate duration. Duration is the weighted average term-to-maturity of a security’s cash flows and is used to approximate the percentage change in the price of a security for a given change in market interest rates. For example, a duration of 5 means the price of the security will change by approximately 5% for a 1% change in interest rates. Convexity is used to approximate how the duration of a security changes as interest rates change. As duration in convexity calculations assume parallel yield curve shifts, key rate duration analysis considers price sensitivity to changes in various interest rate terms-to-maturity. Key rate duration analysis enables the Company to estimate the price change of a security assuming non-parallel interest rate movements.

To calculate duration, convexity and key rate duration, projections of asset and liability cash flows are discounted to a present value using interest rate assumptions. These cash flows are then revalued at alternative interest rate levels to determine the percentage change in fair value due to an incremental change in rates. Cash flows from corporate obligations are assumed to be consistent with the contractual payment streams on a yield to worst basis. Yield to worst is the lowest possible yield when all potential call dates prior to maturity are considered. The primary assumptions used in calculating cash flow projections include expected asset payment streams taking into account prepayment speeds, issuer call options and contract holder behavior. Mortgage-backed and asset-backed securities are modeled based on estimates of the rate of future prepayments of principal over the remaining life of the securities. These estimates are developed by incorporating collateral surveillance and anticipated future market dynamics. Actual prepayment experience may vary from these estimates.

The Company is also exposed to interest rate risk based upon the discount rate assumption associated with the Parent’s pension and other postretirement benefit obligations. The discount rate assumption is based upon an interest rate yield curve comprised of bonds rated Aa with maturities primarily between zero and thirty years. For further discussion of interest rate risk associated with the benefit obligations, see Pension and Other Postretirement Benefit Obligations within the Critical Accounting Estimates Section of the MD&A and Note 14 of Notes to Consolidated Financial Statements.

In addition, management evaluates performance of certain products based on net investment spread which is, in part, influenced by changes in interest rates. For further discussion, see the Consolidated Results Section of the MD&A.

As interest rates decline, certain mortgage-backed securities are more susceptible to paydowns and prepayments. During such periods, the Company generally will not be able to reinvest the proceeds at comparable yields. Lower interest rates will also likely result in lower net investment income, increased hedging cost associated with variable annuities and, if declines are sustained for a long period of time, it may subject the Company to reinvestment risks, higher pension costs expense and possibly reduced profit margins associated with guaranteed crediting rates on certain products. Conversely, the fair value of the investment portfolio will increase when interest rates decline and the Company’s interest expense will be lower on its variable rate debt obligations.

The Company believes that an increase in interest rates from the current levels is generally a favorable development for the Company. Rate increases are expected to provide additional net investment income, increase sales of fixed rate investment products, reduce the cost of the variable annuity hedging program, limit the potential risk of margin erosion due to minimum guaranteed crediting rates in certain products and, if sustained, could reduce the Company’s prospective pension expense. Conversely, a rise in interest rates will reduce the fair value of the investment portfolio, increase interest expense on the Company’s variable rate debt obligations and, if long-term interest rates rise dramatically within a six to twelve month time period, certain businesses may be exposed to disintermediation risk. Disintermediation risk refers to the risk that policyholders will surrender their contracts in a rising interest rate environment requiring the Company to liquidate assets in an unrealized loss position. In conjunction with the interest rate risk measurement and management techniques, certain of the Company’s fixed income product offerings have market value adjustment provisions at contract surrender. An increase in interest rates may also impact the Company’s tax planning strategies and in particular its ability to utilize tax benefits to offset certain previously recognized realized capital losses.

The investments and liabilities primarily associated with interest rate risk are included in the following discussion. Certain product liabilities, including those containing GMWB, GMIB, GMAB, or GMDB, expose the Company to interest rate risk but also have significant equity risk. These liabilities are discussed as part of the Equity Risk section below.

Fixed Maturity Investments

The Company’s investment portfolios primarily consist of investment grade fixed maturity securities. The fair value of fixed maturities was $40.4 billion and $39.6 billion at December 31, 2009 and 2008, respectively. The fair value of fixed maturities and other invested assets fluctuates depending on the interest rate environment and other general economic conditions. The weighted average duration of the fixed maturity portfolio was approximately 5.2 years as of December 31, 2009 and 2008, respectively.

Liabilities

The Company’s investment contracts and certain insurance product liabilities, other than non-guaranteed separate accounts, include asset accumulation vehicles such as fixed annuities, guaranteed investment contracts, other investment and universal life-type contracts and certain insurance products such as long-term disability.

Asset accumulation vehicles primarily require a fixed rate payment, often for a specified period of time. Product examples include fixed rate annuities with a market value adjustment feature and fixed rate guaranteed investment contracts. The term to maturity of these contracts generally range from less than one year to ten years. In addition, certain products such as universal life contracts and the general account portion of variable annuity products, credit interest to policyholders subject to market conditions and minimum interest rate guarantees. The term to maturity of these products is short to intermediate.

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

Derivatives

The Company utilizes a variety of derivative instruments to mitigate interest rate risk. Interest rate swaps are primarily used to convert interest receipts or payments to a fixed or variable rate. The use of such swaps enables the Company to customize contract terms and conditions to customer objectives and satisfies its asset/liability duration matching policy. Interest rate swaps are also used to hedge the variability in the cash flow of a forecasted purchase or sale of fixed rate securities due to changes in interest rates. Forward rate agreements are used to convert interest receipts on floating-rate securities to fixed rates. These derivatives are used to lock in the forward interest rate curve and reduce income volatility that results from changes in interest rates. Interest rate caps, floors, swaptions, and futures are primarily used to manage portfolio duration.

At December 31, 2009 and 2008, notional amounts pertaining to derivatives utilized to manage interest rate risk totaled $16.0 billion and $14.2 billion, respectively ($12.6 billion and $12.3 billion, respectively, related to investments and $3.4 billion and $1.9 billion, respectively, related to life liabilities). The fair value of these derivatives was ($47) and $247 as of December 31, 2009 and 2008, respectively.

Calculated Interest Rate Sensitivity

The after-tax change in the net economic value of investment contracts (e.g., guaranteed investment contracts) and certain insurance product liabilities (e.g., short-term and long-term disability contracts), for which the payment rates are fixed at contract issuance and the investment experience is substantially absorbed by the Company, are included in the following table along with the corresponding invested assets. Also included in this analysis are the interest rate sensitive derivatives used by the Company to hedge its exposure to interest rate risk. Certain financial instruments, such as limited partnerships and other alternative investments, have been omitted from the analysis due to the fact that the investments are accounted for under the equity method and generally lack sensitivity to interest rate changes. The calculation of the estimated hypothetical change in net economic value below assumes a 100 basis point upward and downward parallel shift in the yield curve.

	Change in Net Economic Value as of December 31,
	2009		2008

Basis point shift	−100	+ 100	−100	+ 100

Amount	$(11)	$(7)	$(133)	$84

The fixed liabilities included above represented approximately 61% and 59% of the Company’s general account liabilities as of December 31, 2009 and 2008, respectively. The assets supporting the fixed liabilities are monitored and managed within rigorous duration guidelines, and are evaluated on a monthly basis, as well as annually using scenario simulation techniques in compliance with regulatory requirements.

The following table provides an analysis showing the estimated after-tax change in the fair value of the Company’s fixed maturity investments and related derivatives, assuming 100 basis point upward and downward parallel shifts in the yield curve as of December 31, 2009 and 2008. Certain financial instruments, such as limited partnerships and other alternative investments, have been omitted from the analysis due to the fact that the investments are accounted for under the equity method and generally lack sensitivity to interest rate changes.

	Change in Fair Value as of December 31,
	2009		2008

Basis point shift	−100	+ 100	−100	+ 100

Amount	$939	$(864)	$458	$(434)

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

Credit Risk

The Company is exposed to credit risk within our investment portfolio and through counterparties. Credit risk relates to the uncertainty of an obligor’s continued ability to make timely payments in accordance with the contractual terms of the instrument or contract. The Company manages credit risk through established investment credit policies which address quality of obligors and counterparties, credit concentration limits, diversification requirements and acceptable risk levels under expected and stressed scenarios. These policies are regularly reviewed and approved by senior management.

The derivative counterparty exposure policy establishes market-based credit limits, favors long-term financial stability and creditworthiness of the counterparty and typically requires credit enhancement/credit risk reducing agreements. The Company minimizes the credit risk in derivative instruments by entering into transactions with high quality counterparties rated A2/A or better, which are monitored and evaluated by the Company’s risk management team and reviewed by senior management. In addition, the Company monitors counterparty credit exposure on a monthly basis to ensure compliance with Company policies and statutory limitations. For further information on derivative counterparty credit risk, see the Investment Credit Risk section of the MD&A.

In addition to counterparty credit risk, the Company enters into credit derivative instruments to manage credit exposure. The Company purchases credit protection through credit default swaps to economically hedge and manage credit risk of certain fixed maturity investments across multiple sectors of the investment portfolio. The Company has also entered into credit default swaps that assume credit risk to synthetically replicate the characteristics and performance of assets that would otherwise be permissible investments under the Company’s investment policies. Credit spread widening will generally result in an increase in fair value of derivatives that purchase credit protection and a decrease in fair value of derivatives that assume credit risk. These derivatives do not receive hedge accounting treatment and, as such, changes in fair value are reported through earnings. As of December 31, 2009 and 2008, the notional amount related to credit derivatives that purchase credit protection was $1.9 billion and $2.6 billion, respectively, while the fair value was ($34) and $246, respectively. As of December 31, 2009 and 2008, the notional amount related to credit derivatives that assume credit risk was $902 and $940, respectively, while the fair value was ($176) and ($309), respectively. For further information on credit derivatives, see the Investment Credit Risk section of the MD&A and Note 4 of Notes to Consolidated Financial Statements.

The Company is also exposed to credit spread risk related to security market price and cash flows associated with changes in credit spreads. Credit spread widening will reduce the fair value of the investment portfolio and will increase net investment income on new purchases. If issuer credit spreads increase significantly or for an extended period of time, it may result in higher impairment losses. Credit spread tightening will reduce net investment income associated with new purchases of fixed maturities and increase the fair value of the investment portfolio. For further discussion of sectors most significantly impacted, see the Investment Credit Risk section of the MD&A. Also, for a discussion of the movement of credit spread impacts on the Company’s statutory financial results as it relates to the accounting and reporting for market value fixed annuities, see the Capital Resources & Liquidity section of the MD&A.

Equity Risk

The Company does not have significant equity risk exposure from invested assets. The Company’s primary exposure to equity risk relates to the potential for lower earnings associated with certain of its businesses such as variable annuities where fee income is earned based upon the fair value of the assets under management. During 2009, the Company’s fee income declined $404 or 10%. In addition, the Company offers certain guaranteed benefits, primarily associated with variable annuity products, which increases the Company’s potential benefit exposure as the equity markets decline.

Foreign Currency Exchange Risk

The Company’s foreign currency exchange risk is related to non-U.S. dollar denominated investments, which primarily consist of fixed maturity investments, the investment in and net income of the U.K. Life operations, and non-U.S. dollar denominated liability contracts, including its GMDB, GMAB, GMWB and GMIB benefits associated with its reinsurance of Japanese variable annuities, and a yen denominated individual fixed annuity product. A portion of the Company’s foreign currency exposure is mitigated through the use of derivatives.

Fixed Maturity Investments

The risk associated with the non-U.S. dollar denominated fixed maturities relates to potential decreases in value and income resulting from unfavorable changes in foreign exchange rates. The fair value of the non-U.S. dollar denominated fixed maturities, which are primarily denominated in euro, sterling, yen and Canadian dollars, at December 31, 2009 and 2008, were approximately $549 and $2.9 billion, respectively.

In order to manage its currency exposures, the Company enters into foreign currency swaps and forwards to hedge the variability in cash flows associated with certain foreign denominated fixed maturities. These foreign currency swap and forward agreements are structured to match the foreign currency cash flows of the hedged foreign denominated securities. At December 31, 2009 and 2008, the derivatives used to hedge currency exchange risk related to non-U.S. dollar denominated fixed maturities had a total notional amount of $316 and $1.2 billion, respectively, and total fair value of ($22) and $8 respectively.

Based on the fair values of the Company’s non-U.S. dollar denominated securities and derivative instruments as of December 31, 2009 and 2008, management estimates that a 10% unfavorable change in exchange rates would decrease the fair values by a before-tax total of approximately $21 and $171, respectively. The estimated impact was based upon a 10% change in December 31 spot rates. The selection of the 10% unfavorable change was made only for illustration of the potential hypothetical impact of such an event and should not be construed as a prediction of future market events. Actual results could differ materially from those illustrated above due to the nature of the estimates and assumptions used in the above analysis.

Liabilities

The Company issues non-U.S. dollar denominated funding agreement liability contracts. The Company hedges the foreign currency risk associated with these liability contracts with currency rate swaps. At December 31, 2009 and 2008, the derivatives used to hedge foreign currency exchange risk related to foreign denominated liability contracts had a total notional amount of $814 and $820, respectively, and a total fair value of ($2) and ($76), respectively.

The Company enters into foreign currency forward and option contracts that convert euros to yen in order to economically hedge the foreign currency risk associated with certain Japanese variable annuity products. As of December 31, 2009 and 2008, the derivatives used to hedge foreign currency risk associated with Japanese variable annuity products had a total notional amount of $257 and $259, respectively, and a total fair value of ($8) and $35, respectively.

The yen based fixed annuity product is written by HLIKK and ceded to the Company. The underlying investment involves investing in U.S. securities markets, which offer favorable credit spreads. The yen denominated fixed annuity product (“yen fixed annuities”) assumed is recorded in the consolidated balance sheets with invested assets denominated in U.S. dollars while policyholder liabilities are denominated in yen and converted to U.S. dollars based upon the December 31, 2009 yen to U.S. dollar spot rate. The difference between U.S. dollar denominated investments and yen denominated liabilities exposes the Company to currency risk. The Company manages this currency risk associated with the yen fixed annuities primarily with pay variable U.S. dollar and receive fixed yen currency swaps. As of December 31, 2009 and 2008, the notional value of the currency swaps was $2.3 billion and the fair value was $316 and $383, respectively. Although economically an effective hedge, a divergence between the yen denominated fixed annuity product liability and the currency swaps exists primarily due to the difference in the basis of accounting between the liability and the derivative instruments (i.e. historical cost versus fair value). The yen denominated fixed annuity product liabilities are recorded on a historical cost basis and are only adjusted for changes in foreign spot rates and accrued income. The currency swaps are recorded at fair value incorporating changes in value due to changes in forward foreign exchange rates, interest rates and accrued income. A before-tax net gain of $47 and $64 for the years ended December 31, 2009 and 2008, respectively, which includes the changes in value of the currency swaps, excluding net periodic coupon settlements, and the yen fixed annuity contract remeasurement, was recorded in net realized capital gains and losses.

Equity Product Risk

The Company’s equity product risk is managed at the Life Operations level of the Hartford Financial Services Group (“HFSG”). The disclosures in the following equity product risk section are reflective of Life Operations risk management program, including reinsurance with third parties and the dynamic and macro derivative hedging programs which are structured at a parent company level. The following disclosures are also reflective of the Company’s reinsurance of the majority of variable annuities with living and death benefit riders to an affiliate, effective October 1, 2009. See Note 16 Transactions with Affiliates for further information on the reinsurance transaction.

The Company’s operations are significantly influenced by the U.S., Japanese and other global equity markets. Increases or decreases in equity markets impact certain assets and liabilities related to the Company’s variable products and the Company’s earnings derived from those products. These variable products include variable annuities, mutual funds, and variable life insurance.

Generally, declines in equity markets will:

•	reduce the value of assets under management and the amount of fee income generated from those assets;

•	increase the liability for direct GMWB benefits, and reinsured GMWB and GMIB benefits, resulting in realized capital losses;

•	increase the value of derivative assets used to hedge product guarantees resulting in realized capital gains;

•	increase costs under the Company’s hedging program;

•	increase the Company’s net amount at risk for GMDB benefits;

•	decrease the Company’s actual gross profits, resulting increased DAC amortization;

•	increase the amount of required statutory capital necessary to maintain targeted risk based capital ratios;

•	turn customer sentiment toward equity-linked products negative, causing a decline in sales; and

•	decrease the Company’s estimated future gross profits See Life Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts within Critical Accounting Estimates for further information.

Generally, increases in equity markets will reduce the value of derivative assets used to provide a macro hedge on statutory surplus, resulting in realized capital losses during periods of market appreciation.

GMWB and Intercompany Reinsurance of GMWB, GMAB, and GMIB

The majority of the Company’s U.S. and U.K. variable annuities include a GMWB rider. In the second quarter of 2009, the Company suspended all new sales in the U.K. and Japan. The Company’s new U.S. variable annuity product, launched in October 2009, does not offer a GMWB. Declines in the equity markets will increase the Company’s liability for these benefits. A GMWB contract is ‘in the money’ if the contract holder’s guaranteed remaining benefit (“GRB”) becomes greater than the account value. As of December 31, 2009 and December 31, 2008, 60% and 88%, respectively, of all unreinsured U.S GMWB ‘in-force’ contracts were ‘in the money’. For U.S. and U.K. GMWB contracts that were ‘in the money’ the Company’s exposure to the GRB, after reinsurance, as of December 31, 2009 and December 31, 2008, was $775 and $7.6 billion, respectively. However, the Company expects to incur these payments in the future only if the policyholder has an ‘in the money’ GMWB at their death or their account value is reduced to a specified minimum level, through contractually permitted withdrawals and/or market declines. If the account value is reduced to the specified level, the contract holder will receive an annuity equal to the remaining GRB. For the Company’s “life-time” GMWB products, this annuity can continue beyond the

GRB. As the account value fluctuates with equity market returns on a daily basis and the “life-time” GMWB payments can exceed the GRB, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than $775. For additional information on the Company’s GMWB liability, see Note 3 of Notes to Consolidated Financial Statements.

The Company enters into various reinsurance agreements to reinsure GMWB, GMAB and GMIB benefits issued by HLIKK, a Japan affiliate of the Company. In the second quarter of 2009, the Company suspended new product sales in the Company’s Japan affiliate and in the fourth quarter the Company reinsured 100% of the assumed benefits to an affiliated captive reinsurer. See Note 16 Transactions with Affiliates for further discussion.

GMDB and Intercompany Reinsurance of GMDB

The majority of the Company’s variable annuity contracts include a GMDB rider. Declines in the equity market will generally increase the Company’s liability for GMDB riders. The Company’s total gross exposure (i.e. before reinsurance) to U.S. GMDBs as of December 31, 2009 is $18.4 billion. The Company will incur these payments in the future only if the policyholder has an ‘in-the-money’ GMDB at their time of death. The Company currently reinsures 86% of these GMDB benefit guarantees. Under certain of these reinsurance agreements, the reinsurers’ exposure is subject to an annual cap. The Company’s net exposure (i.e. after reinsurance) is $2.6 billion, as of December 31, 2009. For additional information on the Company’s GMDB liability, see Note 8 of Notes to Consolidated Financial Statements.

The Company enters into various reinsurance agreements to reinsure GMDB benefits issued by HLIKK, a Japan affiliate of the Company. In the second quarter of 2009, the Company suspended new product sales in the Company’s Japan affiliate and in the fourth quarter the company reinsured 100% of the assumed benefits to an affiliated captive reinsurer. See Note 16, Transactions with Affiliates for further discussion.

Equity Product Risk Management

The Company has made considerable investment in analyzing market risk exposures arising from: GMDB, GMWB and reinsurance of GMIB, GMWB, and GMDB); equity market and interest rate risks; and foreign currency exchange rates. The Company evaluates these risks both individually and, in the aggregate, to determine the financial risk of its products and to judge their potential impacts on U.S. GAAP earnings and statutory surplus. The Company manages the equity market, interest rate and foreign currency exchange risks embedded in its products through product design, reinsurance, customized derivatives, and dynamic hedging and macro hedging programs. The Company recently launched a new variable annuity product with reduced equity risk and has increased GMWB rider fees on new sales of the Company’s legacy variable annuities and the related in-force, as contractually permitted. Depending upon competitors’ reactions with respect to products and related rider charges, the Company’s strategy of reducing product risk and increasing fees may cause a decline in market share.

Third Party Reinsurance

The Company uses third party reinsurance for a portion of U.S. contracts issued with GMWB riders prior to the third quarter of 2003. The Company also reinsures to a third party GMWB risks associated with a block of business sold between the third quarter of 2003 and the second quarter of 2006. The Company also uses third party reinsurance for a portion of the GMDB issued in the U.S.

Derivative Hedging Programs

The Company’s derivative hedging programs are structured at a parent company level, as the Company is a member of a controlled group of subsidiaries which are consolidated and reported by their parent company HFSG. Certain portions of the derivative hedging program are held in the Company for the purpose of hedging U.S. equity product risk within the controlled group.

The Company maintains derivative hedging programs for its product guarantee risk to meet multiple, and in some cases, competing risk management objectives, including providing protection against tail scenario equity market events, providing resources to pay product guarantee claims, and minimizing U.S GAAP earnings volatility, statutory surplus volatility and other economic metrics.

The Company holds customized derivative contracts to provide protection from certain capital market risk for the remaining term of specific blocks of non-reinsured GMWB riders. These customized derivative contracts provide protection from capital markets risks based on policyholder behavior assumptions specified at the inception of the derivative transactions. The Company retains the risk for actual policyholder behavior that is different from assumptions within the customized derivatives.

The Company’s dynamic hedging program uses derivative instruments to manage the U.S. GAAP earnings volatility associated with variable annuity product guarantees including equity market declines, equity implied volatility, declines in interest rates and foreign currency exchange risk. The Company uses hedging instruments including interest rate futures and swaps, variance swaps, S&P 500, NASDAQ and EAFE index put options and futures contracts. While the Company actively manages this dynamic hedging program, increased U.S. GAAP earnings volatility may result from factors including, but not limited to, policyholder behavior, capital markets, divergence between the performance of the underlying funds and the hedging indices, and the relative emphasis placed on various risk management objectives.

The Company’s macro hedge program uses derivative instruments to partially hedge the statutory tail scenario risk, arising from U.S. and Japan GMWB, GMDB, and GMIB statutory liabilities, on statutory surplus and the associated RBC ratios. See Capital Resources and Liquidity for additional information. The macro hedge program will result in additional cost and U.S. GAAP earnings volatility in times of market increases as changes in the value of the macro hedge derivatives which hedge statutory liabilities may not be closely aligned to U.S. GAAP liabilities.

See Note 4 of Notes to Consolidated Financial Statements for additional information on hedging derivatives.

The following table summarizes the Company’s GMWB account value by type of risk management strategy as of December 31, 2009:

			% of
		GMWB	GMWB
		Account	Account
Risk Management Strategy	Duration	Value	Value

Entire GMWB risk reinsured with a third party	Life of the product	$5,173	11%

Dynamic hedging of capital markets risk using various derivative instruments(1)	Weighted average of 4 years(2)	$7,828	17%

Entire GMWB risk reinsured with an affiliate	Life of the product	$32,505	72%

		$45,506	100%

(1)	During 2009, the Company continued to maintain a reduced level of dynamic hedge protection on U.S. GAAP earnings while placing a greater relative emphasis on the protection of statutory surplus. This shift in emphasis includes the macro hedge program.

(2)	The weighted average of 4 years reflects varying durations by hedging strategy and the impact of non-parallel shifts will increase GAAP volatility.

During the quarter ended December 31, 2009, U.S. GMWB liabilities, net of the dynamic and macro hedging programs, reported a net realized pre-tax loss of ($154), net of reinsurance with third parties and an affiliated captive reinsurer, primarily driven by increases in U.S. equity markets offset by model assumption changes of $260, increases in interest rates, decreases in volatility and the relative outperformance of the underlying actively managed funds as compared to their respective indices. During the year ended December 31, 2009, U.S. GMWB liabilities, net of the dynamic and macro hedging programs, reported a net realized pre-tax gain of $267, net of reinsurance with third parties and an affiliated captive reinsurer, primarily driven by model assumption changes of $566, increases in interest rates, decreases in volatility, the relative outperformance of the underlying actively managed funds as compared to their respective indices, and the impact of the Company’s credit spread, partially offset by increases in U.S. equity markets. See Note 3 of the Notes to Consolidated Financial Statements for description and impact of the Company’s credit spread and liability model assumption changes.

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

Derivative Commitments

Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the insurance operating entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the insurance operating entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the insurance operating entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of December 31, 2009, is $473. Of this $473, the insurance operating entities have posted collateral of $454 in the normal course of business. Based on derivative market values as of December 31, 2009, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require approximately an additional $23 to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we may be required to post is primarily in the form of U.S. Treasury bills and U.S. Treasury notes.

The table below presents the aggregate notional amount and fair value of derivative relationships that could be subject to immediate termination in the event of further rating agency downgrades.

	As of December 31, 2009
Ratings levels	Notional Amount	Fair Value

Either BBB+ or Baa1	$4,138	$170
Both BBB+ and Baa1(1)(2)	$12,373	$351

(1)	The notional amount and fair value include both the scenario where only one rating agency takes action to this level as well as where both rating agencies take action to this level.

(2)	The notional and fair value amounts include a customized GMWB derivative with a notional amount of $5.4 billion and a fair value of $137, for which the Company has a contractual right to make a collateral payment in the amount of approximately $61 to prevent its termination.

Insurance Operations

As of December 31, 2009, the Company’s total assets under management were $286.4 billion. Of the total assets under management, approximately $217.8 billion is held in separate accounts, within mutual funds or were held in international statutory separate accounts. Mutual funds are not recorded on the Company’s balance sheet. The remaining $68.5 billion was held in the Company’s general account supported by the Company’s general account invested assets of $53.5 billion including a significant short-term investment position to meet liquidity needs. As of December 31, 2009 and December 31, 2008, the Company held total fixed maturity investments of $45.5 billion and $45.3 billion, respectively. As of December 31, 2009, the Company’s cash and short-term investments of $5.9 billion, included $833 of collateral received from, and held on behalf of, derivative counterparties and $212 of collateral pledged to derivative counterparties. The Company also held $2.3 billion of treasury securities, of which $454 had been pledged to derivative counterparties.

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

Approximately $1.4 billion of GIC contracts are subject to discontinuance provisions which allow the policyholders to terminate their contracts prior to scheduled maturity at the lesser of the book value or market value. Generally, the market value adjustment is reflective of changes in interest rates and credit spreads. As a result, the market value adjustment feature in the GIC contract serves to protect the Company from interest rate risks and limit the Company’s liquidity requirements in the event of a surrender. At December 31, 2009 all policyholders with the ability to terminate at book value after proper notice have exercised that option and have been paid out.

Surrenders of, or policy loans taken from, as applicable, the remaining $18.4 billion of general account liabilities, which include the general account option for Retail’s individual variable annuities and Individual Life’s variable life contracts, the general account option for Retirement Plan annuities and universal life contracts sold by Individual Life may be funded through operating cash flows of the Company, available short-term investments, or the Company may be required to sell fixed maturity investments to fund the surrender payment. Sales of fixed maturity investments could result in the recognition of significant realized losses and insufficient proceeds to fully fund the surrender amount. In this circumstance, the Company may need to acquire additional liquidity from the HFSG Holding Company or take other actions, including enforcing certain contract provisions which could restrict surrenders and/or slow or defer payouts.

Surrenders of term life and group benefits contracts will have no current effect on the Company’s liquidity requirements.

Debt

Consumer Notes

In 2008, the Company made the decision to discontinue future issuances of consumer notes; this decision does not impact consumer notes currently outstanding.

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

As of December 31, 2009 and 2008 $1,136 and $1,210, respectively, of consumer notes were outstanding. As of December 31, 2009, these consumer notes have interest rates ranging from 4% to 6% for fixed notes and, for variable notes, based on December 31, 2009 rates, either consumer price index plus 80 to 260 basis points, or indexed to the S&P 500, Dow Jones Industrials, foreign currency, or the Nikkei 225. The aggregate maturities of Consumer Notes are as follows: $24 in 2010, $120 in 2011, $274 in 2012 and $200 in 2013, and $518 thereafter. For 2009 and 2008, interest credited to holders of consumer notes was $51 and $59, and $11 respectively.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The following table identifies the Company’s contractual obligations as of December 31, 2009:

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Operating leases(1)	43	15	20	8	—
Consumer Notes(2)	1,392	176	471	338	407
Other long-term liabilities	2,020	1,973	—	—	47
Life and Annuity obligations(3)	352,730	24,310	48,100	43,030	237,290

Total	356,185	26,474	48,591	43,376	237,744

(1)	Includes future minimum lease payments on operating lease agreements. See Note 10 of Notes to Consolidated Financial Statements for additional discussion on lease commitments.

(2)	Consumer notes include principal payments, contractual interest for fixed rate notes and, interest based on current rates for floating rate notes. See Note 12 of Notes to Consolidated Financial Statements for additional discussion of consumer notes.

(3)	Estimated life and annuity obligations include death claims, other charges associated with policyholder reserves, policy surrenders and policyholder dividends, offset by expected future deposits on in-force contracts. Estimated life and annuity obligations are based on mortality, morbidity and lapse assumptions comparable with the Company’s historical experience, modified for recent observed trends. The Company has also assumed market growth consistent with assumptions used in amortizing deferred acquisition costs. In contrast to this table, the majority of the Company’s obligations are recorded on the balance sheet at the current account values and do not incorporate an expectation of future market growth, interest crediting, or future deposits. Therefore, the estimated obligations presented in this table significantly exceed the liabilities recorded in reserve for future policy benefits and unpaid loss and loss adjustment expenses, other policyholder funds and benefits payable and separate account liabilities. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results.

Dividends

The Company declared dividends of $38, $313 and $461 to HLA for 2009, 2008 and 2007, respectively. Future dividend decisions will be based on, and affected by, a number of factors, including the operating results and financial requirements of the Company on a stand-alone basis and the impact of regulatory restrictions.

Cash Flow	2009	2008	2007

Net cash provided by (used for) operating activities	$2,522	$1,211	$2,615
Net cash provided by (used for) investing activities	(192)	(6,597)	(4,372)
Net cash provided by (used for) financing activities	(2,183)	5,752	1,865
Cash — End of Year	793	661	423

Year ended December 31, 2009 compared to Year-ended December 31, 2008 — Cash provided by operating activities increased due to an intercompany deposit liability in 2008. Refer to Note 16, Transaction with Affiliates, for further discussion. Cash used for financing activities increased as there was significant redemption activity within the Institutional segment, the loss of two large governmental plans in Retirement, and capital was returned to the parent company in conjunction with the reinsurance transaction with a related party during the fourth quarter.

Year ended December 31, 2008 compared to Year-ended December 31, 2007 — The decrease in cash provided by operating activities was primarily the result of a decrease in net investment income as a result of lower yields and reduced fee income as a result of declines in equity markets. Net purchases of available-for-sale securities continue to account for the majority of cash used for Investing activities. The increase in net cash provided by financing activities was primarily due to increased transfers from the separate account to the general account for investment and universal life-type contracts and issuance of structured financing and consumer notes. Operating cash flows in both periods have been more than adequate to meet liquidity requirements.

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

On January 29, 2010, Standard & Poor’s Ratings Services withdrew its ‘A’ financial strength ratings on Hartford Life Ltd. of Ireland (“HLL”) at the request of the parent company.

The following table summarizes Hartford Life Insurance Company’s significant member companies’ financial ratings from the major independent rating organizations as of February 2010:

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

Statutory Capital

The Company’s stockholder’s equity, as prepared using U.S. generally accepted accounting principles (“US GAAP”) was $6.2 billion as of December 31, 2009. The Company’s estimated aggregate statutory capital and surplus, as prepared in accordance with the National Association of Insurance Commissioners’ Accounting Practices and Procedures Manual (“US STAT”) was $5.4 billion as of December 31, 2009.

In December, 2009 the NAIC issued SSAP 10R which modified the accounting for deferred income taxes prescribed by the NAIC by increasing the realization period for deferred tax assets from one year to three years and increasing the asset recognition limit from 10% to 15% of adjusted statutory capital and surplus. SSAP 10R will expire for periods after December 31, 2010.

Significant differences between US GAAP stockholder’s equity and aggregate statutory capital and surplus prepared in accordance with US STAT include the following:

•	Costs incurred by the Company to acquire insurance policies are deferred under US GAAP while those costs are expensed immediately under US STAT.

•	Temporary differences between the book and tax basis of an asset or liability which are recorded as deferred tax assets are evaluated for recoverability under US GAAP while those amounts deferred are subject to limitations under US STAT.

•	Certain assumptions used in the determination of Life benefit reserves are prescribed under US STAT and are intended to be conservative, while the assumptions used under US GAAP are generally the Company’s best estimates. In addition, the methodologies used for determining life reserve amounts are different between U.S. STAT and U.S. GAAP. Annuity reserving and cash-flow testing for death and living benefit reserves under US STAT are generally addressed by the Commissioners’ Annuity Reserving Valuation Methodology and the related Actuarial Guidelines. Under these Actuarial Guidelines, in general, future cash flows associated with the variable annuity business are included in these methodologies with estimates of future fee revenues, claim payments, expenses, reinsurance impacts and hedging impacts. At December 31, 2008, in determining the cash-flow impacts related to future hedging, assumptions were made in the scenarios that generate reserve requirements, about the potential future decreases in the hedge benefits and increases in hedge costs which resulted in increased reserve requirements. Reserves for death and living benefits under U.S. GAAP are either considered embedded derivatives and recorded at fair value, or they may be considered death and other insurance benefit reserves.

•	The difference between the amortized cost and fair value of fixed maturity and other investments, net of tax, is recorded as an increase or decrease to the carrying value of the related asset and to equity under US GAAP, while US STAT only records certain securities at fair value, such as equity securities and certain lower rated bonds required by the NAIC to be recorded at the lower of amortized cost or fair value. In the case of the Company’s market value adjusted (MVA) fixed annuity products, invested assets are marked to fair value (including the impact of credit spreads) and liabilities are marked to fair value (but generally excluding the impacts of credited spreads) for statutory purposes only. In the case of the Company’s market value adjusted (MVA) fixed annuity products, invested assets are marked to fair value (but generally actual credit spreads are not fully reflected) for statutory purposes only.

•	US STAT for life insurance companies establishes a formula reserve for realized and unrealized losses due to default and equity risks associated with certain invested assets (the Asset Valuation Reserve), while US GAAP does not. Also, for those realized gains and losses caused by changes in interest rates, US STAT for life insurance companies defers and amortizes the gains and losses, caused by changes in interest rates, into income over the original life to maturity of the asset sold (the Interest Maintenance Reserve) while US GAAP does not.

•	Goodwill arising from the acquisition of a business is tested for recoverability on an annual basis (or more frequently, as necessary) for US GAAP, while under US STAT goodwill is amortized over a period not to exceed 10 years and the amount of goodwill is limited.

In addition, certain assets, including a portion of premiums receivable and fixed assets, are non-admitted (recorded at zero value and charged against surplus) under US STAT. US GAAP generally evaluates assets based on their recoverability.

Risk-based Capital

State insurance regulators and the NAIC have adopted risk-based capital requirements for life insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks. The requirements provide a means of measuring the minimum amount of statutory surplus appropriate for an insurance company to support its overall business operations based on its size and risk profile. Under risk-based capital (“RBC”) requirements, a company’s RBC is calculated by applying factors and performing calculations relating to various asset, premium, claim, expense and reserve items. The adequacy of a company’s actual capital is determined by the ratio of a company’s total adjusted capital, as defined by the insurance regulators, to its company action level of RBC (known as the RBC ratio), also as defined by insurance regulators. RBC standards are used by regulators to set in motion appropriate regulatory actions related to insurers that show indications of inadequate conditions. In addition, rating agencies consider RBC ratios, along with their proprietary models, in making ratings determinations.

Sensitivity

In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending upon a variety of factors. The amount of change in the statutory surplus or RBC ratios can vary based on individual factors and may be compounded in extreme scenarios or if multiple factors occur at the same time. At times the impact of changes in certain market factors or a combination of multiple factors on RBC ratios can be varied and in some instances counterintuitive. Factors include:

•	In general, as equity market levels decline, our reserves for death and living benefit guarantees associated with variable annuity contracts increases, sometimes at a greater than linear rate, reducing statutory surplus levels. In addition, as equity market levels increase, generally surplus levels will increase. RBC ratios will also tend to increase when equity markets increase. However, as a result of a number of factors and market conditions, including the level of hedging costs and other risk transfer activities, reserve requirements for death and living benefit guarantees and RBC requirements could increase resulting in lower RBC ratios.

•	As the value of certain fixed-income and equity securities in our investment portfolio decreases, due in part to credit

•	spread widening, statutory surplus and RBC ratios may decrease.

•	As the value of certain derivative instruments that do not get hedge accounting decreases, statutory surplus and RBC ratios may decrease.

•	Our statutory surplus is also impacted by widening credit spreads as a result of the accounting for the assets and liabilities in our fixed market value adjusted (“MVA”) annuities. Statutory separate account assets supporting the fixed MVA annuities are recorded at fair value. In determining the statutory reserve for the fixed MVA annuities, we are required to use current crediting rates. In many capital market scenarios, current crediting rates are highly correlated with market rates implicit in the fair value of statutory separate account assets. As a result, the change in statutory reserve from period to period will likely substantially offset the change in the fair value of the statutory separate account assets. However, in periods of volatile credit markets, such as we are now experiencing, actual credit spreads on investment assets may increase sharply for certain sub-sectors of the overall credit market, resulting in statutory separate account asset market value losses. As actual credit spreads are not fully reflected in the current crediting rates, the calculation of statutory reserves will not substantially offset the change in fair value of the statutory separate account assets resulting in reductions in statutory surplus. This has resulted and may continue to result in the need to devote significant additional capital to support the product.

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

The Company has reinsured approximately 11% of its risk associated with GMWB with a third party and 72% of its risk associated with GMWB with an affiliated captive reinsurer. The Company has also reinsured 86% of its risk associated with the aggregate GMDB exposure. These reinsurance agreements serve to reduce the Company’s exposure to changes in the statutory reserves and the related capital and RBC ratios associated with changes in the equity markets. The Company also continues to explore other solutions for mitigating the capital market risk effect on surplus, such as internal and external reinsurance solutions, migrating towards a more statutory based hedging program, changes in product design, increasing pricing and expense management.

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

Liabilities for guaranty fund and other insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated, and when the event obligating the Company to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of other liabilities in the Consolidated Balance Sheets. As of December 31, 2009 and 2008, the liability balance was $7 and $4, respectively. As of December 31, 2009 and 2008, $10 and $11, respectively, related to premium tax offsets were included in other assets.

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

Evaluation of disclosure controls and procedures

The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of December 31, 2009.

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

The Company’s management assessed its internal controls over financial reporting as of December 31, 2009 in relation to criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment under those criteria, The Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2009.

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

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”) for the audit of the Company’s annual financial statements, audit-related services, tax services and all other services for the years ended December 31, 2009 and 2008.

	Year Ended	Year Ended
	December 31,	December 31,
	2009	2008

(1) Audit fees	$9,036,682	$8,867,018
(2) Audit-related fees(a)	735,674	564,131
(3) Tax fees(b)	14,000	—
(4) All other fees(c)	$30,000	$—

Total	$9,816,356	$9,431,149

(a)	Principally consisted of internal control reviews.

(b)	Fees for the year ended December 31, 2009 principally consisted of domestic and international tax compliance services and tax examination assistance.

(c)	Fees for the year ended December 31, 2009 consisted of benchmark studies.

The Hartford’s Audit Committee (the “Committee”) concluded that the provision of the non-audit services provided to The Hartford by the Deloitte Entities during 2009 and 2008 was compatible with maintaining the Deloitte Entities’ independence.

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
Hartford, Connecticut

We have audited the accompanying consolidated balance sheets of Hartford Life Insurance Company and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the consolidated financial statement schedules listed in the Index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hartford Life Insurance Company and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 of the consolidated financial statements, the Company changed its method of accounting and reporting for other-than-temporary impairments in 2009 and for the fair value measurement of financial instruments in 2008.

DELOITTE & TOUCHE LLP

Hartford, Connecticut
February 23, 2010

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended December 31,
	2009	2008	2007
	(In millions)

Revenues
Fee income and other	$3,752	$4,155	$4,470
Earned premiums	377	984	983
Net investment income (loss)
Securities available-for-sale and other	2,505	2,588	3,056
Equity securities held for trading	343	(246)	1
Total net investment income	2,848	2,342	3,057
Net realized capital gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(1,722)	(1,888)	(339)
OTTI losses recognized in other comprehensive income	530	—	—

Net OTTI losses recognized in earnings	(1,192)	(1,888)	(339)
Net realized capital gains (losses), excluding net OTTI losses recognized in earnings	315	(3,875)	(595)

Total net realized capital losses	(877)	(5,763)	(934)
Total revenues	6,100	1,718	7,576

Benefits, losses and expenses
Benefits, loss and loss adjustment expenses	3, 716	4,047	3,982
Benefits, loss and loss adjustment expenses — returns credited on International unit-linked bonds and pension products	343	(246)	1
Insurance expenses and other	1,850	1,940	1,832
Amortization of deferred policy acquisition costs and present value of future profits	3,727	1,620	605
Goodwill impairment	—	184	—
Dividends to policyholders	12	13	11

Total benefits, losses and expenses	9,648	7,558	6,431

Income (loss) before income tax expense	(3,548)	(5,840)	1,145
Income tax expense (benefit)	(1,401)	(2,181)	252

Net income (loss)	(2,147)	$(3,659)	$893

Less: Net (income) loss attributable to the noncontrolling interest	(10)	105	(7)

Net income (loss) attributable to Hartford Life Insurance Company	$(2,157)	$(3,554)	$886

See Notes to Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

	As of December 31,
	2009	2008
	(In millions,
	except for share data)

ASSETS
Investments
Fixed maturities, available-for-sale, at fair value (amortized cost of $44,284 and $48,444)	$40,403	$39,560
Equity securities, held for trading, at fair value (cost of $2,359 and $1,830)	2,443	1,634
Equity securities, available for sale, at fair value (cost of $447 and $614)	419	434
Policy loans, at outstanding balance	2,120	2,154
Mortgage loans (net of allowances for loan losses of $260 and $13)	4,304	4,896
Limited partnership and other alternative investments	759	1,033
Other investments	338	1,237
Short-term investments	5,128	5,742

Total investments	55,914	56,690
Cash	793	661
Premiums receivable and agents’ balances, net	69	25
Reinsurance recoverables, net	3,140	3,195
Deferred income taxes, net	3,066	3,444
Deferred policy acquisition costs and present value of future profits	5,779	9,944
Goodwill	470	462
Other assets	1,709	3,267
Separate account assets	150,380	130,171

Total assets	$221, 320	$207,859

LIABILITIES
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	11,318	10,602
Other policyholder funds and benefits payable	43,526	52,647
Other policyholder funds and benefits payable — International unit-liked bonds and pension products	2,419	1,613
Consumer notes	1,136	1,210
Other liabilities	6,245	8,373
Separate account liabilities	150,380	130,171

Total liabilities	215,024	204,616

Commitments and contingent liabilities (Note 10)

Stockholder’s Equity
Common stock — 1,000 shares authorized, issued and outstanding, par value $5,690	6	6
Capital surplus	8,457	6,157
Accumulated other comprehensive loss, net of tax	(1,941)	(4,531)
Retained earnings	(287)	1,446

Total stockholder’s equity	6,235	3,078

Noncontrolling interest	61	165

Total equity	6,296	3,243

Total liabilities and stockholder’s equity	$221,320	$207,859

See Notes to Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholder’s Equity

			Accumulated Other
			Comprehensive Income (Loss)
			Net Unrealized	Net (Loss)
			Capital	Gain On Cash	Foreign			Non-
			Gains (Losses)	Flow Hedging	Currency		Total	Controlling
	Common	Capital	On Securities,	Instruments,	Translation	Retained	Stockholder’s	Interest	Total
	Stock	Surplus	Net of Tax	Net of Tax	Adjs	Earnings	Equity	(Note 17)	Equity
	(In millions)

2009
Balance, December 31, 2008	$6	$6,157	$(4,806)	$440	$(165)	$1,446	$3,078	$165	$3,243
Comprehensive income
Net loss						(2,157)	(2,157)		(2,157)
Other comprehensive income, net of tax(1)
Net change in unrealized capital gains (losses) on securities(2)			3,229				3,229		3,229
Net gains on cash flow hedging instruments				(292)			(292)		(292)
Cumulative translation adjustments					115		115		115

Total other comprehensive income							3,052		3,052
Total comprehensive income							895		895
Capital contribution from parent(3)		2,300					2,300		2,300
Dividends declared						(38)	(38)		(38)
Cumulative effect of accounting changes, net of tax			(462)			462	—		—

Change in noncontrolling interest ownership								(114)	(114)

Noncontrolling income (loss)								10	10

Balance, December 31, 2009	$6	$8,457	$(2,039)	$148	$(50)	$(287)	$6,235	$61	6,296

2008
Balance, December 31, 2007	$6	$3,746	$(318)	$(137)	$8	$5,315	$8,620	$255	$8,875
Comprehensive income
Net loss						(3,554)	(3,554)		(3,554)
Other comprehensive income, net of tax(1)
net change in unrealized capital gains (losses) on securities(2)			(4,488)				(4,488)		(4,488)
Net loss on cash flow hedging instruments				577			577		577
Cumulative translation adjustments					(173)		(173)		(173)

Total other comprehensive loss							(4,084)		(4,084)

Total comprehensive loss							(7,638)		(7,638)
Capital contribution from parent(3)		2,411					2,411		2,411
Dividends declared						(313)	(313)		(313)
Cumulative effect of accounting changes, net of tax						(2)	(2)		(2)

Change in noncontrolling interest ownership								15	15

Noncontrolling income (loss)								(105)	(105)
Balance, December 31, 2008	$6	$6,157	$(4,806)	$440	$(165)	$1,446	$3,078	$165	$3,243

2007
Balance, December 31, 2006
Comprehensive income	$6	$3,317	$503	$(210)	$(4)	$4,894	$8,506	$142	$8,648
Net income						886	886		886
Other comprehensive income, net of tax(1)
net change in unrealized capital gains (losses) on securities(2)			(821)				(821)		(821)
Net loss on cash flow hedging instruments				73			73		73
Cumulative translation adjustments					12		12		12

Total other comprehensive income							(736)		(736)

Total comprehensive income							150		150
Capital contribution from parent		429					429		429
Dividends declared						(461)	(461)		(461)
Cumulative effect of accounting changes, net of tax						(4)	(4)		(4)

Change in noncontrolling interest ownership								106	106

Noncontrolling income (loss)								7	7

Balance, December 31, 2007	$6	$3,746	$(318)	$(137)	$8	$5,315	$8,620	$255	$8,875

(1)	Net change in unrealized capital gain on securities is reflected net of tax provision (benefit) and other items of $(1,739), $2,416 and $443 for the years ended December 31, 2009, 2008 and 2007, respectively. Net (loss) gain on cash flow hedging instruments is net of tax provision (benefit) of $157, $(310) and $(39) for the years ended December 31, 2009, 2008 and 2007, respectively. There is no tax effect on cumulative translation adjustments.

(2)	There were reclassification adjustments for after-tax gains (losses) realized in net income of $(1,076), $(1,396), and $(135) for the years ended December 31, 2009, 2008 and 2007, respectively.

(3)	The Company received $2.1 billion in capital contributions from its parent and returned capital of $700 to its parent. The Company received noncash capital contributions of $887 as a result of valuations associated with the October 1st reinsurance transaction with an affiliated captive reinsurer. Refer to Note 16 Transactions with Affiliates. The Company received a noncash asset capital contribution of $180 from its parent company during 2008.

See Notes to Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2009	2008	2007
	(In millions)

Operating Activities
Net income(loss)	$(2,147)	$(3,659)	$893
Adjustments to reconcile net income(loss) to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	3,727	1,620	605
Additions to deferred policy acquisition costs and present value of future profits	(674)	(1,258)	(1,557)
Change in:
Reserve for future policy benefits, unpaid losses and loss adjustment expenses	574	1,161	1,228
Reinsurance recoverables	66	(29)	(235)
Receivables and other assets	(20)	66	188
Payables and accruals	420	(369)	585
Accrued and deferred income taxes	(797)	(2,166)	(112)
Net realized capital losses	877	5,763	934
Net receipts from investment contracts related to policyholder funds — International unit-linked bonds and pension products	804	396	867
Net increase in equity securities held for trading	(809)	(386)	(877)
Depreciation and amortization	173	78	441
Goodwill impairment	—	184	—
Other, net	328	(190)	(345)

Net cash provided by (used for) operating activities	$2,522	$1,211	$2,615

Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities and short-term investments, available for sale	$37,224	$12,104	$19,094
Equity securities, available-for-sale	162	140	315
Mortgage loans	413	325	958
Partnerships	173	250	175
Payments for the purchase of:
Fixed maturities and short-term investments, available for sale	(35,519)	(18,216)	(22,027)
Equity securities, available-for-sale	(61)	(144)	(484)
Mortgage loans	(197)	(1,067)	(2,492)
Partnerships	(121)	(330)	(607)
Derivative net	(520)	1,170	(274)
Purchase price of businesses acquired	—	(78)	(10)
Change in policy loans, net	34	(139)	(6)
Change in payables for collateral under securities lending, net	(1,805)	(974)	1,306
Change in all other, net	25	362)	(320)

Net cash provided by (used for) investing activities	$(192)	$(6,597)	$(4,372)

Financing Activities
Deposits and other additions to investment and universal life-type contracts	13,398	22,449	.33,282
Withdrawals and other deductions from investment and universal life-type contracts	(23,487)	(28,105)	(31,299)
Net transfers (to)/from separate accounts related to investment and universal life-type contracts	6,805	7,074	(607)
Issuances (repayments) of structured financing	(189)	2,001	—
Capital contributions(1),(2)	1,397	2,231	397
Dividends paid(1)	(33)	(299)	(459)
Net Issuances/(Repayments) at maturity or settlement of consumer notes	(74)	401	551

Net cash provided by (used for) financing activities	$(2,183)	$5,752	$1,865

Impact of foreign exchange	(15)	(128)	3
Net (decrease) increase in cash	132	238	111

Cash — beginning of year	661	423	312

Cash — end of year	$793	$661	$423

Supplemental Disclosure of Cash Flow Information:
Net Cash Paid (Received) During the Year for:
Income taxes	$(282)	$(183)	$329

See Notes to Consolidated Financial Statements.

Supplemental schedule of noncash operating and financing activities:

(1)	The Company made noncash dividends of $5 related to the assumed reinsurance agreements with Hartford Life Insurance K.K. The Company made noncash dividends of $54 and received a noncash capital contributions of $180 from its parent company during 2008 related to the assumed reinsurance agreement with Hartford Life Insurance K.K.

(2)	The Company received noncash capital contributions of $887 as a result of valuations associated with an October 1st reinsurance transaction with an affiliated captive reinsurer. Refer to Note 16 Transactions with Affiliates for further discussion of this transaction.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in millions, unless otherwise stated)

1.	Basis of Presentation and Accounting Policies

Hartford Life Insurance Company (together with its subsidiaries, “HLIC”, “Company”, “we” or “our”) is a provider of insurance and investment products in the United States (“U.S.”) and is an indirect wholly-owned subsidiary of The Hartford Financial Services Group, Inc. (“The Hartford”).

The Consolidated Financial Statements have been prepared on the basis of accounting principles generally accepted in the U.S. (“U.S. GAAP”), which differ materially from the accounting practices prescribed by various insurance regulatory authorities.

Consolidation

The Consolidated Financial Statements include the accounts of Hartford Life Insurance Company, companies in which the Company directly or indirectly has a controlling financial interest and those variable interest entities (“VIEs”) in which the Company is required to consolidate. Entities in which HLIC has significant influence over the operating and financing decisions but are not required to consolidate are reported using the equity method. Material intercompany transactions and balances between HLIC and its subsidiaries have been eliminated. For further information on VIEs, see Note 4.

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

The most significant estimates include those used in determining estimated gross profits used in the valuation and amortization of assets and liabilities associated with variable annuity and other universal life-type contracts; living benefits required to be fair valued; valuation of investments and derivative instruments, evaluation of other-than-temporary impairments on available-for-sale securities; and contingencies relating to corporate litigation and regulatory matters; goodwill impairment and valuation allowance on deferred tax assets. Certain of these estimates are particularly sensitive to market conditions, and deterioration and/or volatility in the worldwide debt or equity markets could have a material impact on the Consolidated Financial Statements.

Subsequent Events

The Company has evaluated events subsequent to December 31, 2009 and through the Consolidated Financial Statement issuance date of February 23, 2010. The Company has not evaluated subsequent events after that date for presentation in these Consolidated Financial Statements.

Reclassifications

Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

Adoption of New Accounting Standards

Other-Than-Temporary Impairments

In April 2009, the Financial Accounting Standards Board (“FASB”) updated the guidance related to the recognition and presentation of other-than-temporary impairments. The Company adopted this new guidance for its interim reporting period ending on June 30, 2009 and upon adoption of this guidance, the Company recognized a $462, net

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of tax and deferred acquisition costs, increase to Retained Earnings with an offsetting decrease in Accumulated Other Comprehensive Income. See Note 4 for the Company’s accounting policy and disclosures.

Noncontrolling Interests in Consolidated Financial Statements

A noncontrolling interest refers to the minority interest portion of the equity of a subsidiary that is not attributable directly or indirectly to a parent. This updated guidance establishes accounting and reporting standards that require for-profit entities that prepare consolidated financial statements to: (a) present noncontrolling interests as a component of equity, separate from the parent’s equity, (b) separately present the amount of consolidated net income attributable to noncontrolling interests in the income statement, (c) consistently account for changes in a parent’s ownership interests in a subsidiary in which the parent entity has a controlling financial interest as equity transactions, (d) require an entity to measure at fair value its remaining interest in a subsidiary that is deconsolidated, and (e) require an entity to provide sufficient disclosures that identify and clearly distinguish between interests of the parent and interests of noncontrolling owners. This guidance applies to all for-profit entities that prepare consolidated financial statements, and affects those for-profit entities that have outstanding noncontrolling interests in one or more subsidiaries or that deconsolidate a subsidiary. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption prohibited. Upon adoption of this guidance on January 1, 2009, the Company reclassified $142 of noncontrolling interest, recorded in other liabilities, to equity as of January 1, 2007. The adoption of this guidance resulted in certain reclassifications of noncontrolling interests within the Company’s Consolidated Statements of Operations. See Note 4 for the Company’s accounting policy and disclosures.

Future Adoption of New Accounting Standards

Amendments to Consolidation Guidance for VIEs

In June 2009, the FASB issued accounting guidance which amends the current quantitative consolidation requirements applicable to variable interest entities (“VIE”). Under this new guidance, an entity would consolidate a VIE when the entity has both the (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) The obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. The FASB also issued a proposed amendment to this guidance in January 2010 which defers application of this guidance to certain entities that apply specialized accounting guidance for investment companies.

The Company adopted this updated guidance on January 1, 2010, the effective date. As a result of adoption, in addition to those VIEs the Company currently consolidates under the old guidance, the Company determined it will consolidate a Company sponsored collateralized debt obligation (“CDO”) and a Company sponsored collateralized loan obligation (“CLO”) that are VIEs. The Company expects the impact of these consolidations on its consolidated financial statements to be an increase in assets and increase in liabilities of approximately $350 million. The Company concluded that it has control over the activities that most significantly impact the economic performance of these VIEs as they provide collateral management services, earn a fee for these services and also have investments issued by the entities. These vehicles issued debt and the debt holders have no recourse to the general credit of the Company. The Company’s maximum exposure to loss for these vehicles is their investment in the entities, fair valued at $240 million as of December 31, 2009.

The Company’s has investments in mutual funds, limited partnerships and other alternative investments including hedge funds, mortgage and real estate funds, mezzanine debt funds, and private equity and other funds which may be VIEs. The accounting for these investments will remain unchanged as they fall within the scope of the proposed deferral of this new consolidation guidance.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant Accounting Policies

The Company’s significant accounting policies are described below or are referenced below to the applicable Note where the description is included.

Accounting Policy	Note

Fair Value Measurements	3
Investments and Derivative Instruments	4
Reinsurance	5
Deferred Policy Acquisition Costs and Present Value of Future Profits	6
Goodwill and Other Intangible Assets	7
Separate Accounts	8
Sales Inducements	9
Commitments and Contingencies	10
Income Taxes	11

Dividends to Policyholders

Policyholder dividends are paid to certain policies, which are referred to as participating policies. Such dividends are accrued using an estimate of the amount to be paid based on underlying contractual obligations under policies and applicable state laws.

Participating life insurance in-force accounted for 7% as of December 31, 2009, 2008 and 2007 of total life insurance in-force. Dividends to policyholders were $12, $13 and $11 for the years ended December 31, 2009, 2008 and 2007, respectively. There were no additional amounts of income allocated to participating policyholders. If limitations exist on the amount of net income from participating life insurance contracts that may be distributed to stockholder’s, the policyholder’s share of net income on those contracts that cannot be distributed is excluded from stockholder’s equity by a charge to operations and a credit to a liability.

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

Mutual Funds

The Company maintains a retail mutual fund operation, whereby the Company, through wholly-owned subsidiaries, provides investment management and administrative services to series of The Hartford Mutual Funds, Inc.; The Hartford Mutual Funds II, Inc.; and The Hartford Income Shares Fund, Inc. (collectively, “mutual funds”), consisting of 52 mutual funds and 1 closed-end fund, as of December 31, 2009. The Company charges fees to these funds, which are recorded as revenue by the Company. These funds are registered with the Securities and Exchange Commission under the Investment Company Act of 1940. The Company, through its wholly-owned subsidiaries, also provides investment management and administrative services (for which it receives revenue) for 18 mutual funds established under the laws of the Province of Ontario, Canada, and registered with the Ontario Securities Commission.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The mutual funds are owned by the shareholders of those funds and not by the Company. As such, the mutual fund assets and liabilities and related investment returns are not reflected in the Company’s consolidated financial statements since they are not assets, liabilities and operations of the Company.

Other Policyholder Funds and Benefits Payable

The Company has classified its fixed and variable annuities, 401(k), certain governmental annuities, private placement life insurance, variable universal life insurance, universal life insurance and interest sensitive whole life insurance as universal life-type contracts. The liability for universal life-type contracts is equal to the balance that accrues to the benefit of the policyholders as of the financial statement date (commonly referred to as the account value), including credited interest, amounts that have been assessed to compensate the Company for services to be performed over future periods, and any amounts previously assessed against policyholders that are refundable on termination of the contract.

The Company has classified its institutional and governmental products, without life contingencies, including funding agreements, certain structured settlements and guaranteed investment contracts, as investment contracts. The liability for investment contracts is equal to the balance that accrues to the benefit of the contract holder as of the financial statement date, which includes the accumulation of deposits plus credited interest, less withdrawals and amounts assessed through the financial statement date. Contract holder funds include funding agreements held by VIEs issuing medium-term notes.

Reserve for Future Policy Benefits and Unpaid Losses and Loss Adjustment

Liabilities for the Company’s group life and disability contracts as well as its individual term life insurance policies include amounts for unpaid losses and future policy benefits. Liabilities for unpaid losses include estimates of amounts to fully settle known reported claims as well as claims related to insured events that the Company estimates have been incurred but have not yet been reported. Liabilities for future policy benefits are calculated by the net level premium method using interest, withdrawal and mortality assumptions appropriate at the time the policies were issued. The methods used in determining the liability for unpaid losses and future policy benefits are standard actuarial methods recognized by the American Academy of Actuaries. For the tabular reserves, discount rates are based on the Company’s earned investment yield and the morbidity/mortality tables used are standard industry tables modified to reflect the Company’s actual experience when appropriate. In particular, for the Company’s group disability known claim reserves, the morbidity table for the early durations of claim is based exclusively on the Company’s experience, incorporating factors such as gender, elimination period and diagnosis. These reserves are computed such that they are expected to meet the Company’s future policy obligations. Future policy benefits are computed at amounts that, with additions from estimated premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet the Company’s policy obligations at their maturities or in the event of an insured’s death. Changes in or deviations from the assumptions used for mortality, morbidity, expected future premiums and interest can significantly affect the Company’s reserve levels and related future operations and, as such, provisions for adverse deviation are built into the long-tailed liability assumptions.

Certain contracts classified as universal life-type may also include additional death or other insurance benefit features, such as guaranteed minimum death benefits offered with variable annuity contracts and no lapse guarantees offered with universal life insurance contracts. An additional liability is established for these benefits by estimating the expected present value of the benefits in excess of the projected account value in proportion to the present value of total expected assessments. Excess benefits are accrued as a liability as actual assessments are recorded. Determination of the expected value of excess benefits and assessments are based on a range of scenarios and assumptions including those related to market rates of return and volatility, contract surrender rates and mortality experience. Revisions to assumptions are made consistent with the Company’s process for a DAC unlock.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For further information, see MD&A, Critical Accounting Estimates, Life Deferred Policy Acquisition Costs and Present Value of Future Benefits.

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

2.	Segment Information

The Company has four reporting segments: the Retail Products Group (“Retail”) , Individual Life (“Individual Life”), Retirement Plans (“Retirement Plans”) segment, and Institutional Solutions Group (“Institutional”).

Retail offers individual variable and fixed market value adjusted (“MVA”) annuities and retail mutual funds, 529 college savings plans, Canadian and offshore investments products.

Retirement Plans provides products and services to corporations pursuant to Section 401(k) and products and services to municipalities and not-for-profit organizations under Section 457 and 403(b) of the IRS code. Retirement Plans also offers mutual funds to institutional investors.

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

The Company includes in an Other category its leveraged PPLI product line of business; corporate items not directly allocated to any of its reporting segments; intersegment eliminations, direct and assumed guaranteed minimum income benefit (“GMIB”), guaranteed minimum death benefit (“GMDB”), guaranteed minimum accumulation benefit (“GMAB”) and guaranteed minimum withdrawal benefit (“GMWB”) which is subsequently ceded to an affiliated captive reinsurer. In addition, Other includes certain group benefit products, including group life and group disability insurance that is directly written by the Company and for which nearly half is ceded to its parent, HLA, as well as other International operations.

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

The following tables represent summarized financial information concerning the Company’s segments.

	For the Years Ended
	December 31,
Revenues by Product Line	2009	2008	2007

Revenues
Life
Earned premiums, fees, and other considerations
Retail
Individual annuity:
Individual variable annuity	$1,552	$1,943	$2,225
Fixed / MVA Annuity	(3)	(5)	1
Other	138	3	—

Retail mutual funds	423	736	751

Total Retail	2,110	2,677	2,977
Individual Life
Variable Life	503	374	379
Universal Life	362	376	344
Term Life	37	42	48

Total Individual Life	902	792	771
Retirement Plans
401(k)	286	290	187
403(b)/457	38	48	55

Total Retirement Plans	324	338	242
Institutional
IIP	386	929	1,018
PPLI	115	118	224

Total Institutional	501	1,047	1,242
Other	292	285	221

Total Life premiums, fees, and other considerations	4,129	5,139	5,453

Net investment income	2,848	2,342	3,057
Net realized capital losses	(877)	(5,763)	(934)

Total Life	$6,100	$1,718	$7,576

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Years Ended
	December 31,
	2009	2008	2007

Net Income (Loss)
Retail	$(1,929)	$(1,248)	$809
Individual Life	8	(47)	175
Retirement Plans	(222)	(157)	61
Institutional	(527)	(504)	12
Other	513	(1,598)	(171)

Total net loss	$(2,157)	$(3,554)	$886

Net investment income
Retail	$756	$755	$810
Individual Life	304	308	331
Retirement Plans	315	342	355
Institutional	817	988	1,227
Other	656	(51)	334

Total net investment income	$2,848	$2,342	$3,057

Amortization of deferred policy acquisition and present value of future profits
Retail	$3,239	$1,347	$404
Individual Life	312	166	117
Retirement Plans	56	91	58
Institutional	17	19	23
Other	103	(3)	3

Total amortization of DAC	$3,727	$1,620	$605

Income tax expense (benefit)
Retail	$(1,281)	$(894)	$213
Individual Life	(27)	(36)	85
Retirement Plans	(143)	(132)	18
Institutional	(295)	(283)	(2)
Other	345	(836)	(59)

Total income tax expense	$(1,401)	$(2,181)	$255

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2009	2008

Assets
Retail	$100,946	$97,453
Individual Life	14,527	13,347
Retirement Plans	28,180	22,668
Institutional	61,925	59,638
Other	15,742	14,753

Total assets	$221, 320	$207,859

3.	Fair Value Measurements

Fair Value Disclosures

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

Level 1	Observable inputs that reflect quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. Level 1 securities include highly liquid U.S. Treasuries, money market funds, and exchange traded equity and derivative securities.

Level 2	Observable inputs, other than quoted prices included in Level 1, for the asset or liability or prices for similar assets and liabilities. Most debt securities and some preferred stocks are model priced by vendors using observable inputs and are classified within Level 2. Also included in the Level 2 category are derivative instruments that are priced using models with observable market inputs, including interest rate, foreign currency and certain credit default swap contracts and have no significant unobservable market inputs.

Level 3	Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). Level 3 securities include less liquid securities such as highly structured and/or lower quality asset-backed securities (“ABS”), commercial mortgage-backed securities (“CMBS”), commercial real estate (“CRE”) collateralized debt obligations (“CDOs”), residential mortgage-backed securities (“RMBS”) primarily below prime loans, and private placement securities. Also included in Level 3 are guaranteed product embedded and reinsurance derivatives and other complex derivatives securities, including customized GMWB hedging derivatives, equity derivatives, longer dated derivatives, swaps with optionality, and certain complex credit derivatives. Because Level 3 fair values, by their nature, contain unobservable market inputs as there is little or no observable market for these assets and liabilities, considerable judgment is used to determine the Level 3 fair values. Level 3 fair values represent the Company’s best estimate of an amount that could be realized in a current market exchange absent actual market exchanges.

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

	December 31, 2009
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets accounted for at fair value on a recurring basis
ABS	$1,903	$—	$1,406	$497
CDOs	2,165	—	56	2,109
CMBS	5,365	—	5,096	269
Corporate	23,667	—	18,428	5,239
Foreign government/government agencies	846	—	766	80
States, municipalities and political subdivisions (“Municipal”)	780	—	562	218
RMBS	3,336	—	2,341	995
U.S. Treasuries	2,341	325	2,016	—

Total fixed maturities	40,403	325	30,671	9,407
Equity securities, trading	2,443	2,443	—	—
Equity securities, AFS	419	113	274	32
Other investments
Variable annuity hedging derivatives and macro hedge program	212	8	16	188
Other derivatives(1)	8	—	(4)	12

Total other investments	220	8	12	200
Short-term investments	5,128	3,785	1,343	—
Reinsurance recoverable for U.S. GMWB and Japan GMWB, GMIB, and GMAB(2)	1,108	—	—	1,108
Separate account assets(3)	147,418	112,863	33,593	962

Total assets accounted for at fair value on a recurring basis	$197,139	$119,537	$65,893	$11,709

Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
Guaranteed living benefits	$(3,439)	$—	$—	$(3,439)
Institutional notes	(2)	—	—	(2)
Equity linked notes	(10)	—	—	(10)

Total other policyholder funds and benefits payable	(3,451)	—	—	(3,451)
Other liabilities(4)
Variable annuity hedging derivatives and macro hedge program	158	(2)	(178)	338
Other derivative liabilities	(45)	—	125	(170)

Total other liabilities	113	(2)	(53)	168
Consumer notes(5)	(5)	—	—	(5)

Total liabilities accounted for at fair value on a recurring basis	$(3,343)	$(2)	$(53)	$(3,288)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Includes over-the-counter derivative instruments in a net asset value position which may require the counterparty to pledge collateral to the Company. At December 31, 2009, $104 was the amount of cash collateral liability that was netted against the derivative asset value on the Consolidated Balance Sheet, and is excluded from the table above. See footnote 3 below for derivative liabilities.

(2)	Includes fair value of reinsurance recoverables of approximately $761 related to a transaction entered into on October 1, 2009 with an affiliated captive reinsurer. Please see note 16 Transactions with Affiliates for more information.

(3)	As of December 31 ,2009 excludes approximately $3 billion of investment sales receivable that are not subject to fair value accounting.

(4)	Includes over-the-counter derivative instruments in a net negative market value position (derivative liability). In the Level 3 roll forward table included below in this Note, the derivative asset and liability are referred to as “freestanding derivatives” and are presented on a net basis.

(5)	Represents embedded derivatives associated with non-funding agreement-backed consumer equity-linked notes.

	December 31, 2008
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets accounted for at fair value on a recurring basis
Fixed maturities	$39,560	$3,502	$27,316	$8,742
Equity securities, trading	1,634	1,634	—	—
Equity securities, AFS	434	148	227	59
Other investments
Variable annuity hedging derivatives and macro hedge program	600	—	13	587
Other derivatives(1)	522	—	588	(66)

Total other investments	1,122	—	601	521
Short-term investments	5,742	4,030	1,712	—
Reinsurance recoverable for U.S. GMWB	1,302	—	—	1,302
Separate account assets(2)	126,367	94,394	31,187	786

Total assets accounted for at fair value on a recurring basis	$176,161	$103,708	$61,043	$11,410

Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
Guaranteed living benefits	$(9,206)	$—	$—	$(9,206)
Institutional notes	(41)	—	—	(41)
Equity linked notes	(8)	—	—	(8)

Total other policyholder funds and benefits payable	(9,255)	—	—	(9,255)
Other liabilities
Variable annuity hedging derivatives and macro hedge program	2,201	—	14	2,187
Other derivative liabilities	5	—	173	(168)

Total Other liabilities(3)	2,206	—	187	2,019
Consumer notes(4)	(5)	—	—	(5)

Total liabilities accounted for at fair value on a recurring basis	$(7,054)	$—	$187	$(7,241)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Includes over-the-counter derivative instruments in a net asset value position which may require the counterparty to pledge collateral to the Company. At December 31, 2008, $507 of cash collateral liability was netted against the derivative asset value on the Consolidated Balance Sheet, and is excluded from the table above. See footnote 3 below for derivative liabilities.

(2)	As of December 31, 2008 excludes approximately $3 billion of investment sales receivable net of investment purchases payable that are not subject to fair value accounting.

(3)	Includes over-the-counter derivative instruments in a net negative market value position (derivative liability). In the Level 3 roll-forward table included below in this Note, the derivative asset and liability are referred to as “freestanding derivatives” and are presented on a net basis.

(4)	Represents embedded derivatives associated with non-funding agreement-backed consumer equity-linked notes.

Determination of fair values

The valuation methodologies used to determine the fair values of assets and liabilities under the “exit price” notion, reflect market-participant objectives and are based on the application of the fair value hierarchy that prioritizes relevant observable market inputs over unobservable inputs. The Company determines the fair values of certain financial assets and financial liabilities based on quoted market prices where available and where prices represent a reasonable estimate of fair value. The Company also determines fair value based on future cash flows discounted at the appropriate current market rate. Fair values reflect adjustments for counterparty credit quality, the Company’s default spreads, liquidity, and, where appropriate, risk margins on unobservable parameters. The following is a discussion of the methodologies used to determine fair values for the financial instruments listed in the above tables.

Available-for-Sale Securities and Short-Term Investments

The fair value of AFS securities and short-term investments in an active and orderly market (e.g. not distressed or forced liquidation) is determined by management after considering one of three primary sources of information: third party pricing services, independent broker quotations or pricing matrices. Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from third party pricing services, the remaining unpriced securities are submitted to independent brokers for prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these three pricing methods include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows and prepayments speeds. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third party pricing services will normally derive the security prices from recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Included in the pricing of ABS and RMBS are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates.

Prices from third party pricing services are often unavailable for securities that are rarely traded or are traded only in privately negotiated transactions. As a result, certain securities are priced via independent broker quotations which utilize inputs that may be difficult to corroborate with observable market based data. Additionally, the majority of these independent broker quotations are non-binding. A pricing matrix is used to price securities for which the Company is unable to obtain either a price from a third party pricing service or an independent broker quotation, by discounting the expected future cash flows from the security by a developed market discount rate utilizing current credit spread levels. Credit spreads are developed each month using market based data for public securities adjusted

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for credit spread differentials between public and private securities which are obtained from a survey of multiple private placements brokers.

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

The Company has analyzed the third party pricing services’ valuation methodologies and related inputs, and has also evaluated the various types of securities in its investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. Most prices provided by third party pricing services are classified into Level 2 because the inputs used in pricing the securities are market observable. Due to a general lack of transparency in the process that brokers use to develop prices, most valuations that are based on brokers’ prices are classified as Level 3. Some valuations may be classified as Level 2 if the price can be corroborated. Internal matrix priced securities, primarily consisting of certain private placement securities, are also classified as Level 3 due to significant non-observable inputs.

Derivative Instruments, including embedded derivatives within investments

Freestanding derivative instruments are reported in the Consolidated Balance Sheets at fair value and are reported in other investments and other liabilities. Embedded derivatives are reported with the host instruments in the Consolidated Balance Sheets. Derivative instruments are fair valued using pricing valuation models, which utilize market data inputs or independent broker quotations. Excluding embedded and reinsurance related derivatives, as of December 31, 2009 and 2008, 96% and 95%, respectively, of derivatives, based upon notional values, were priced by valuation models, which utilize independent market data. The remaining derivatives were priced by broker quotations. The derivatives are valued using mid-market inputs that are predominantly observable in the market. Inputs used to value derivatives include, but are not limited to, swap interest rates, foreign currency forward and spot rates, credit spreads and correlations, interest and equity volatility and equity index levels. The Company performs a monthly analysis on derivative valuations which includes both quantitative and qualitative analysis. Examples of procedures performed include, but are not limited to, review of pricing statistics and trends, back testing recent trades, analyzing the impacts of changes in the market environment, and review of changes in market value for each derivative including those derivatives priced by brokers.

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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Product Derivatives

The Company currently offers certain variable annuity products with a guaranteed minimum withdrawal benefit (“GMWB”) rider in the U.S., and formerly offered GMWBs in the U.K. and Japan. The Company has also assumed, through reinsurance, from HLIKK GMIB, GMWB and GMAB. The GMWB represents an embedded derivative in the variable annuity contract. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host for measurement purposes. The embedded derivative, which is reported with the host instrument in the consolidated balance sheets, is carried at fair value with changes in fair value reported in net realized capital gains and losses. The Company’s GMWB liability is carried at fair value and reported in other policyholder funds.

In valuing the embedded derivative, the Company attributes to the derivative a portion of the fees collected from the contract holder equal to the present value of future GMWB claims (the “Attributed Fees”). All changes in the fair value of the embedded derivative are recorded in net realized capital gains and losses. The excess of fees collected from the contract holder over the Attributed Fees are associated with the host variable annuity contract reported in fee income.

The reinsurance assumed on the HLIK.K. GMIB, GMWB, and GMAB meet the characteristics of a free-standing derivative instrument. As a result, the derivative asset or liability is recorded at fair value with changes in the fair value reported in net realized capital gains and losses.

U.S. GMWB Ceded Reinsurance Derivative

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

During 2009, the Company entered into a reinsurance arrangement with an affiliated captive reinsurer to transfer a portion of its risk of loss associated with direct US GMWB and assumed HLIKK GMIB, GMWB, and GMAB. This arrangement is recognized as a derivative and carried at fair value in reinsurance recoverables. Changes in the fair value of the reinsurance agreement are reported in net realized capital gains and losses. Please see Footnote 16 for more information on this transaction.

Adoption of Fair Value Accounting

The impact on January 1, 2008 of adopting fair value measurement guidance for guaranteed benefits and the related reinsurance was a reduction to net income of $311, after the effects of DAC amortization and income taxes.

The adoption of fair value accounting resulted in lower variable annuity fee income for new business issued as Attributed Fees increased consistent with incorporating additional risk margins and other indicia of “exit value” in the valuation of the embedded derivative. The level of Attributed Fees for new business each quarter also depends on the level of equity index volatility, as well as other factors, including interest rates. As equity index volatility increased, interest rates have declined and fees ascribed to new business cohorts issued have risen to levels above the rider fee for most products. The extent of any excess of Attributed Fee over rider fee will vary by product.

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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Living Benefits Required to be Fair Valued (in Other Policyholder Funds and Benefits Payable)

Fair values for GMWB and guaranteed minimum accumulation benefit (“GMAB”) contracts are calculated based upon internally developed models because active, observable markets do not exist for those items. The fair value of the Company’s guaranteed benefit liabilities, classified as embedded derivatives, and the related reinsurance and customized freestanding derivatives is calculated as an aggregation of the following components: Best Estimate Claims Costs calculated based on actuarial and capital market assumptions related to projected cash flows over the lives of the contracts; Credit Standing Adjustment; and Margins representing an amount that market participants would require for the risk that the Company’s assumptions about policyholder behavior could differ from actual experience. The resulting aggregation is reconciled or calibrated, if necessary, to market information that is, or may be, available to the Company, but may not be observable by other market participants, including reinsurance discussions and transactions. The Company believes the aggregation of these components, as necessary and as reconciled or calibrated to the market information available to the Company, results in an amount that the Company would be required to transfer or receive, for an asset, to or from market participants in an active liquid market, if one existed, for those market participants to assume the risks associated with the guaranteed minimum benefits and the related reinsurance and customized derivatives. The fair value is likely to materially diverge from the ultimate settlement of the liability as the Company believes settlement will be based on our best estimate assumptions rather than those best estimate assumptions plus risk margins. In the absence of any transfer of the guaranteed benefit liability to a third party, the release of risk margins is likely to be reflected as realized gains in future periods’ net income. Each component is unobservable in the marketplace and requires subjectivity by the Company in determining their value.

The Company recognized the following non-market based assumption updates to the living benefits models for the U.S. and International guaranteed living benefits, net of reinsurance:

US GMWB

•	The relative outperformance (underperformance) of the underlying actively managed funds as compared to their respective indices resulting in a pre-tax gain (loss) of approximately $481 and $(355), for 2009 and 2008; and

•	Assumption updates, including policyholder behavior assumptions, affected best estimates and margins for a total realized gain before-tax of $495 and $470 for 2009 and 2008; and

•	The credit standing adjustment, resulting in a pre-tax gain of approximately $135 and $6 for 2009 and 2008.

International GMWB, GMAB, and GMIB

•	Assumption updates, including policyholder behavior assumptions, affected best estimates and margins for a total realized gain (loss) before-tax of $(264) and $0 for 2009 and 2008; and

•	The credit standing adjustment, resulting in a pre-tax gain (loss) of approximately $155 and $(115) for 2009 and 2008.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The tables below provide a fair value roll forward for the twelve months ending December 31, 2009 and 2008, for the financial instruments classified as Level 3.

Roll-forward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the twelve months from January 1, 2009 to December 31, 2009

							Changes in
		Total realized/unrealized					unrealized
		gains (losses)					gains (losses)
	Fair value	included in:		Purchases,	Transfers in	Fair value	included in net
	as of	Net		issuances,	and/or	as of	income related
	January 1,	income		and	(out) of	December 31,	to financial
Asset (Liability)	2009	(1),(2),(8)	OCI(3)	settlements	Level 3(4)	2009	Asset (Liability)

Assets
Fixed maturities
ABS	$429	$(39)	$148	$(21)	$(20)	$497	$(29)
CDO	1,981	(426)	720	(118)	(48)	2,109	(382)
CMBS	263	(170)	196	(53)	33	269	(37)
Corporate	4,421	(56)	723	552	(401)	5,239	(45)
Foreign govt./govt. agencies	74	—	—	19	(13)	80	—
Municipal	155	—	4	29	30	218	—
RMBS	1,419	(344)	136	(174)	(42)	995	(220)

Total fixed maturities	8,742	(1,035)	1,927	234	(461)	9,407	(713)
Equity securities, AFS	59	(1)	8	(1)	(33)	32	(1)
Derivatives(5)
Variable annuity hedging derivatives and macro hedge program	2,774	(1,643)	—	(605)	—	526	(1,170)
Other freestanding derivatives	(234)	73	(4)	16	(9)	(158)	129

Total freestanding derivatives	2,540	(1,570)	(4)	(589)	(9)	368	(1,041)
Reinsurance recoverable for U.S. GMWB and Japan GMWB, GMIB, and GMAB(1),(7),(9)	1,302	(1,565)	(51)	1,422	—	1,108	(1,565)
Separate accounts(6)	786	(65)	—	344	(103)	962	(38)

Liabilities
Other policyholder funds and benefits payable(1)
Guaranteed living benefits	$(9,206)	5,833	174	(240)	—	(3,439)	5,833
Institutional notes	(41)	39	—	—	—	(2)	39
Equity linked notes	(8)	(2)	—	—	—	(10)	(2)

Total other policyholder funds and benefits payable(1)	(9,255)	5,870	174	(240)	—	(3,451)	5,870
Consumer notes	(5)	—	—	—	—	(5)	—

(1)	The Company classifies gains and losses on GMWB reinsurance derivatives and Guaranteed Living Benefit embedded derivatives as unrealized gains (losses) for purposes of disclosure in this table because it is impracticable to track on a contract-by-contract basis the realized gains (losses) for these derivatives and embedded derivatives.

(2)	All amounts in these columns are reported in net realized capital gains (losses) except for $3, which is reported in benefits, losses and loss adjustment expenses. All amounts are before income taxes and amortization of DAC.

(3)	All amounts are before income taxes and amortization of DAC.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Transfers in and/or (out) of Level 3 are attributable to a change in the availability of market observable information and re-evaluation of the observability of pricing inputs primarily for certain long-dated corporate bonds and preferred stocks.

(5)	Derivative instruments are reported in this table on a net basis for asset/(liability) positions and reported in the Consolidated Balance Sheet in other investments and other liabilities.

(6)	The realized/unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on net income for the Company.

(7)	Includes fair value of reinsurance recoverables of approximately $761 related to a transaction entered into on October 1, 2009 with an affiliated captive reinsurer. Please see Note 16 Transactions with Affiliates for more information.

(8)	Includes both market and non-market impacts in deriving realized and unrealized gains (losses)

(9)	During July 2008, the Company reinsured, with a third party, U.S. GMWB risks associated with approximately $7.8 billion of account value sold between 2003 and 2006. The reinsurance agreement is an 80% quota-share agreement. The third party’s financial strength is rated A+ by A.M. Best, AA- by Standard and Poor’s and Aa2 by Moody’s. The reinsurance agreement will be accounted for as a freestanding derivative

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Roll-forward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the twelve months from January 1, 2008 to December 31, 2008

							Changes in
							unrealized
							gains (losses)
		Total					included in net
		realized/unrealized					income related
		gains (losses)					to financial
	Fair value	included in:		Purchases,	Transfers in	Fair value	instruments
	as of	Net		issuances,	and/or	as of	still held at
	January 1,	income		and	(out) of	December 31,	December 31,
Asset (Liability)	2008	(1),(2),(11)	OCI(3)	settlements	Level 3(4)	2008	2008(2)

Assets
Fixed maturities	$13,558	$(659)	$(3,382)	$526	$(1,301)	$8,742	$(515)
Equity securities, AFS	563	1	(27)	3	(481)	59	(2)
Freestanding derivatives(4)
Variable annuity hedging derivatives and macro hedge program	673	2,096	—	5	—	2,774	1,995
Other freestanding derivatives	(303)	(316)	16	271	98	(234)	(225)

Total freestanding derivatives	370	1,780	16	276	98	2,540	1,770
Reinsurance recoverable(1),(2),(9)	238	962	—	102	—	1,302	962
Separate accounts(6)	701	(204)	—	(26)	315	786	(73)

Supplemental Asset Information
Total freestanding derivatives used to hedge U.S. GMWB including those in Levels 1, 2 and 3(10)	643	3,374	—	(1,353)	—	2,664	3,374

Liabilities
Other policyholder funds and benefits payable(2)
Guaranteed living benefits	$(1,692)	$(7,019)	$(248)	$(247)	$—	$(9,206)	$(7,019)
Institutional notes	(24)	(17)	—	—	—	(41)	(17)
Equity linked notes	(21)	13	—	—	—	(8)	13

Total other policyholder funds and benefits payable accounted for at fair value(2)	(1,737)	(7,023)	(248)	(247)	—	(9,255)	(7,023)
Consumer notes	(5)	5	—	(5)	—	(5)	5

Supplemental Information
Net U.S. GMWB (Embedded derivatives, freestanding derivatives including those in Levels 1, 2 and 3 and reinsurance recoverable)(8)	$(552)	$(631)	$—	$(1,377)	$—	$(2,560)	$(631)

(1)	The January 1, 2008 fair value of $238 includes the pre fair value amount of $128 and transitional adjustment of $110.

(2)	The Company classifies all the gains and losses on GMWB reinsurance derivatives and GMWB embedded derivatives and reinsured GMWB, GMIB and GMAB free standing derivatives as unrealized gains/losses for purposes of disclosure in this table because it is impracticable to track on a contract-by-contract basis the realized gains/losses for these derivatives and embedded derivatives.

(3)	All amounts in these columns are reported in net realized capital gains/losses, except for $6 for the twelve months ending December 31, 2009, which is reported in benefits, losses and loss adjustment expenses. All amounts are before income taxes and amortization of DAC.

(4)	The freestanding derivatives, excluding reinsurance derivatives instruments, are reported in this table on a net basis for asset/ (liability) positions and reported on the Consolidated Balance Sheet in other investments and other liabilities.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	All amounts are before income taxes and amortization of DAC.

(6)	The realized/unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities which results in a net zero impact on net income for the Company.

(7)	Transfers in and/or (out) of Level 3 are attributable to a change in the availability of market observable information for individual securities within respective categories.

(8)	The net loss on U.S. GMWB since January 1, 2008 was primarily related to liability model assumption updates for mortality in the first quarter and market-based hedge ineffectiveness in the third and fourth quarters due to extremely volatile capital markets, partially offset by gains in the fourth quarter related to liability model assumption updates for lapse rates.

(9)	During July 2008, the Company reinsured, with a third party, U.S. GMWB risks associated with approximately $7.8 billion of account value sold between 2003 and 2006. The reinsurance agreement is an 80% quota-share agreement. The third party’s financial strength is rated A+ by A.M. Best, AA- by Standard and Poor’s and Aa2 by Moody’s. The reinsurance agreement will be accounted for as a freestanding derivative.

(10)	The ‘Purchases, issuances, and settlements’ primarily relates to the receipt of cash on futures and option contracts classified as Level 1 and interest rate, currency and credit default swaps classified as Level 2.

(11)	Includes both market and non-market impacts in deriving realized and unrealized gains (losses)

Financial Instruments Not Carried at Fair Value

The following presents carrying amounts and fair values of the Company’s financial instruments not carried at fair value, and not included in the above fair value discussion as of December 31, 2009 and 2008 were as follows:

	December 31,		December 31,
	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets
Policy loans	$2,120	$2,252	$2,154	$2,366
Mortgage loans	4,304	3,645	4,896	4,265

Liabilities
Other policyholder funds and benefits payable(1)	$11,919	$12,101	$14,421	$14,158
Consumer notes	1,131	1,194	1,210	1,188

(1)	Excludes group accident and health and universal life insurance contracts, including corporate owned life insurance.

•	Fair value for policy loans and consumer notes were estimated using discounted cash flow calculations.

•	Fair values for mortgage loans were estimated using discounted cash flow calculations based on current lending rates for similar type loans. Current incremental lending rates reflect changes in credit spreads and the remaining terms of the loans.

•	Other policyholder funds and benefits payable, not carried at fair value, is determined by estimating future cash flows, discounted at the current market rate.

4.	Investments and Derivative Instruments

Significant Investment Accounting Policies

The Company’s investments in fixed maturities include bonds, redeemable preferred stock and commercial paper. These investments, along with certain equity securities, which include common and non-redeemable preferred stocks, are classified as AFS and are carried at fair value. The after-tax difference from cost or amortized cost is

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reflected in stockholders’ equity as a component of Other Comprehensive Income (Loss) (“OCI”), after adjustments for the effect of deducting the life and pension policyholders’ share of the immediate participation guaranteed contracts and certain life and annuity deferred policy acquisition costs and reserve adjustments. The equity investments associated with the variable annuity products offered in the United Kingdom are recorded at fair value and are classified as trading with changes in fair value recorded in net investment income. Policy loans are carried at outstanding balance. Mortgage loans are recorded at the outstanding principal balance adjusted for amortization of premiums or discounts and net of valuation allowances. Short-term investments are carried at amortized cost, which approximates fair value. Limited partnerships and other alternative investments are reported at their carrying value with the change in carrying value accounted for under the equity method and accordingly the Company’s share of earnings are included in net investment income. Recognition of limited partnerships and other alternative investment income is delayed due to the availability of the related financial information, as private equity and other funds are generally on a three-month delay and hedge funds are on a one-month delay. Accordingly, income for the years ended December 31, 2009, 2008 and 2007 may not include the full impact of current year changes in valuation of the underlying assets and liabilities, which are generally obtained from the limited partnerships and other alternative investments’ general partners. Other investments primarily consist of derivatives instruments which are carried at fair value.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB updated the guidance related to the recognition and presentation of other-than-temporary impairments which modifies the recognition of other-than-temporary impairment (“impairment”) losses for debt securities. This new guidance is also applied to certain equity securities with debt-like characteristics (collectively “debt securities”). Under the new guidance, a debt security is deemed to be other-than-temporarily impaired if it meets the following conditions: 1) the Company intends to sell or it is more likely than not the Company will be required to sell the security before a recovery in value, or 2) the Company does not expect to recover the entire amortized cost basis of the security. If the Company intends to sell or it is more likely than not that the Company will be required to sell the security before a recovery in value, a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security. For those other-than-temporarily impaired debt securities which do not meet the first condition and for which the Company does not expect to recover the entire amortized cost basis, the difference between the security’s amortized cost basis and the fair value is separated into the portion representing a credit impairment, which is recorded in net realized capital losses, and the remaining impairment, which is recorded in OCI. Generally, the Company determines a security’s credit impairment as the difference between its amortized cost basis and its best estimate of expected future cash flows discounted at the security’s effective yield prior to impairment. The remaining non-credit impairment, which is recorded in OCI, is the difference between the security’s fair value and the Company’s best estimate of expected future cash flows discounted at the security’s effective yield prior to the impairment. The remaining non-credit impairment typically represents current market liquidity and risk premiums. The previous amortized cost basis less the impairment recognized in net realized capital losses becomes the security’s new cost basis. The Company accretes the new cost basis to the estimated future cash flows over the expected remaining life of the security by prospectively adjusting the security’s yield, if necessary. Prior to the adoption of this accounting guidance, the Company recorded the entire difference between the fair value and cost or amortized cost basis of the security in net realized capital losses unless the Company could assert the intent and ability to hold the security for a period sufficient to allow for recovery of fair value to its amortized cost basis.

The Company evaluates whether a credit impairment exists for debt securities by considering primarily the following factors: (a) the length of time and extent to which the fair value has been less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security. The Company’s best estimate of expected future cash flows used to determine the credit loss amount is a quantitative and qualitative process that

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

incorporates information received from third-party sources along with certain internal assumptions and judgments regarding the future performance of the security. The Company’s best estimate of future cash flows involves assumptions including, but not limited to, various performance indicators, such as historical and projected default and recovery rates, credit ratings, current delinquency rates, loan-to-value ratios and the possibility of obligor re-financing. In addition, for securitized debt securities, the Company considers factors including, but not limited to, commercial and residential property value declines that vary by property type and location and average cumulative collateral loss rates that vary by vintage year. These assumptions require the use of significant management judgment and include the probability of issuer default and estimates regarding timing and amount of expected recoveries which may include estimating the underlying collateral value. In addition, projections of expected future debt security cash flows may change based upon new information regarding the performance of the issuer and/or underlying collateral such as changes in the projections of the underlying property value estimates.

For equity securities where the decline in the fair value is deemed to be other-than-temporary, a charge is recorded in net realized capital losses equal to the difference between the fair value and cost basis of the security. The previous cost basis less the impairment becomes the security’s new cost basis. The Company asserts its intent and ability to retain those equity securities deemed to be temporarily impaired until the price recovers. Once identified, these securities are systematically restricted from trading unless approved by a committee of investment and accounting professionals (“Committee”). The Committee will only authorize the sale of these securities based on predefined criteria that relate to events that could not have been reasonably foreseen. Examples of the criteria include, but are not limited to, the deterioration in the issuer’s financial condition, security price declines, a change in regulatory requirements or a major business combination or major disposition.

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

Mortgage Loan Valuation Allowances

Mortgage loans are considered to be impaired when management estimates that based upon current information and events, it is probable that the Company will be unable to collect amounts due according to the contractual terms of the loan agreement. Criteria used to determine if an impairment exists include, but are not limited to: current and projected macroeconomic factors, such as unemployment rates, as well as rental rates, occupancy levels, delinquency rates and property values, and debt service coverage ratios. These assumptions require the use of significant management judgment and include the probability and timing of borrower default and loss severity estimates. In addition, projections of expected future cash flows may change based upon new information regarding the performance of the borrower and/or underlying collateral such as changes in the projections of the underlying property value estimates.

For mortgage loans that are deemed impaired, a valuation allowance is established for the difference between the carrying amount and the Company’s share of either (a) the present value of the expected future cash flows discounted at the loan’s original effective interest rate, (b) the loan’s observable market price or (c) the fair value of the collateral. Additionally, a loss contingency valuation allowance is established for estimated probable credit losses on certain homogenous groups of loans. Changes in valuation allowances are recorded in net realized capital gains and losses. Interest income on an impaired loan is accrued to the extent it is deemed collectable and the loan continues to perform under its original or restructured terms. Interest income on defaulted loans is recognized when received.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Realized Capital Gains and Losses

Net realized capital gains and losses from investment sales, after deducting the life and pension policyholders’ share for certain products, are reported as a component of revenues and are determined on a specific identification basis. Net realized capital gains and losses also result from fair value changes in derivatives contracts (both free-standing and embedded) that do not qualify, or are not designated, as a hedge for accounting purposes, and the change in value of derivatives in certain fair-value hedge relationships. Impairments are recognized as net realized capital losses in accordance with the Company’s impairment policy previously discussed. Foreign currency transaction remeasurements are also included in net realized capital gains and losses.

Net Investment Income

Interest income from fixed maturities and mortgage loans is recognized when earned on the constant effective yield method based on estimated timing of cash flows. The amortization of premium and accretion of discount for fixed maturities also takes into consideration call and maturity dates that produce the lowest yield. For securitized financial assets subject to prepayment risk, yields are recalculated and adjusted periodically to reflect historical and/or estimated future repayments using the retrospective method; however, if these investments are impaired, any yield adjustments are made using the prospective method. Prepayment fees on fixed maturities and mortgage loans are recorded in net investment income when earned. For limited partnerships and other alternative investments, the equity method of accounting is used to recognize the Company’s share of earnings. For impaired debt securities, the Company accretes the new cost basis to the estimated future cash flows over the expected remaining life of the security by prospectively adjusting the security’s yield, if necessary. The Company’s non-income producing investments were not material for the years ended December 31, 2009, 2008 and 2007.

Net investment income on equity securities, trading includes dividend income and the changes in market value of the securities associated with the variable annuity products sold in the United Kingdom. The returns on these policyholder-directed investments inure to the benefit of the variable annuity policyholders but the underlying funds do not meet the criteria for separate account reporting. Accordingly, these assets are reflected in the Company’s general account and the returns credited to the policyholders are reflected in interest credited, a component of benefits, losses and loss adjustment expenses.

Significant Derivative Instruments Accounting Policies

Overview

The Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards, futures and options through one of four Company-approved objectives: to hedge risk arising from interest rate, equity market, credit spread and issuer default, price or currency exchange rate risk or volatility; to manage liquidity; to control transaction costs; or to enter into replication transactions.

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

Forward contracts are customized commitments that specify a rate of interest or currency exchange rate to be paid or received on an obligation beginning on a future start date and are typically settled in cash.

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

Accounting and Financial Statement Presentation of Derivative Instruments and Hedging Activities

Derivative instruments are recognized on the Consolidated Balance Sheets at fair value. For balance sheet presentation purposes, the Company offsets the fair value amounts, income accruals, and cash collateral held, related to derivative instruments executed in a legal entity and with the same counterparty under a master netting agreement, which provides the Company with the legal right of offset.

On the date the derivative contract is entered into, the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability (“fair value” hedge), (2) a hedge of the variability in cash flows of a forecasted transaction or of amounts to be received or paid related to a recognized asset or liability (“cash flow” hedge), (3) a hedge of a net investment in a foreign operation (“net investment” hedge) or (4) held for other investment and/or risk management purposes, which primarily involve managing asset or liability related risks which do not qualify for hedge accounting.

Fair Value Hedges

Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, including foreign-currency fair value hedges, along with the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings with any differences between the net change in fair value of the derivative and the hedged item representing the hedge ineffectiveness. Periodic cash flows and accruals of income/expense (“periodic derivative net coupon settlements”) are recorded in the line item of the Consolidated Statement of Operations in which the cash flows of the hedged item are recorded.

Cash Flow Hedges

Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge, including foreign-currency cash flow hedges, are recorded in AOCI and are reclassified into earnings when the variability of the cash flow of the hedged item impacts earnings. Gains and losses on derivative contracts that are reclassified from AOCI to current period earnings are included in the line item in the Consolidated Statements of Operations in which the cash flows of the hedged item are recorded. Any hedge ineffectiveness is recorded immediately in current period earnings as net realized capital gains and losses. Periodic derivative net coupon settlements are recorded in the line item of the consolidated statements of operations in which the cash flows of the hedged item are recorded.

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

Hedge Documentation and Effectiveness Testing

To qualify for hedge accounting treatment, a derivative must be highly effective in mitigating the designated changes in fair value or cash flow of the hedged item. At hedge inception, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction. The documentation process includes linking derivatives that are designated as fair value, cash flow, or net investment hedges to specific assets or liabilities on the balance sheet or to specific forecasted transactions and defining the effectiveness and ineffectiveness testing methods to be used. The Company also formally assesses both at the hedge’s inception and ongoing on a quarterly basis, whether the derivatives that are used in hedging transactions have been and are expected to continue to be highly effective in offsetting changes in fair values or cash flows of hedged items. Hedge effectiveness is assessed using qualitative and quantitative methods. Qualitative methods may include comparison of critical terms of the derivative to the hedged item. Quantitative methods include regression or other statistical analysis of changes in fair value or cash flows associated with the hedge relationship. Hedge ineffectiveness of the hedge relationships are measured each reporting period using the “Change in Variable Cash Flows Method”, the “Change in Fair Value Method”, the “Hypothetical Derivative Method”, or the “Dollar Offset Method”.

Discontinuance of Hedge Accounting

The Company discontinues hedge accounting prospectively when (1) it is determined that the derivative is no longer highly effective in offsetting changes in the fair value or cash flows of a hedged item; (2) the derivative is de-designated as a hedging instrument; or (3) the derivative expires or is sold, terminated or exercised.

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

Credit Risk

The Company’s derivative counterparty exposure policy establishes market-based credit limits, favors long-term financial stability and creditworthiness and typically requires credit enhancement/credit risk reducing agreements. Credit risk is measured as the amount owed to the Company based on current market conditions and potential payment obligations between the Company and its counterparties. For each legal entity of the Company credit exposures are generally quantified daily, netted by counterparty and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of derivatives exceeds the contractual thresholds which do not exceed $10. The Company also minimizes the credit risk in derivative instruments by entering into transactions with high quality counterparties rated A2/A or better, which are monitored and evaluated by the Company’s risk management team and reviewed by senior management. In addition, the Company monitors counterparty credit exposure on a monthly basis to ensure compliance with Company policies and statutory limitations. The Company also maintains a policy of requiring that derivative contracts, other than exchange traded contracts, certain currency forward contracts, and certain embedded derivatives, be governed by an International Swaps and Derivatives Association Master Agreement which is structured by legal entity and by counterparty and permits right of offset.

Net Investment Income

	For the Years Ended December 31,
(Before-tax)	2009	2008	2007

Fixed maturities	$2,094	$2,458	$2,714
Equity securities, AFS	43	65	54
Mortgage loans	232	251	227
Policy loans	136	136	132
Limited partnerships and other alternative investments	(171)	(224)	112
Other investments	242	(33)	(120)
Investment expenses	(71)	(65)	(63)

Net investment income excluding equity securities, trading	2,505	2,588	3,056
Equity securities, trading	343	(246)	1

Total net investment income	$2,848	$2,342	$3,057

The net unrealized gain (loss) on equity securities, trading, included in net investment income during the years ended December 31, 2009, 2008 and 2007, was $276, $(250) and $(17), respectively, substantially all of which have corresponding amounts credited to policyholders. These amounts were not included in gross unrealized gains (losses).

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Realized Capital Losses

	For the Years Ended
	December 31,
(Before-tax)	2009	2008	2007

Gross gains on sales	$364	$383	$187
Gross losses on sales	(828)	(398)	(142)
Net OTTI losses recognized in earnings	(1,192)	(1,888)	(339)
Japanese fixed annuity contract hedges, net(1)	47	64	18
Periodic net coupon settlements on credit derivatives/Japan	(33)	(34)	(40)
Fair value measurement transition impact	—	(798)	—
Results of variable annuity hedge program
GMWB derivatives, net	1,505	(687)	(286)
Macro hedge program	(895)	74	(12)

Total results of variable annuity hedge program	610	(613)	(298)
GMIB/GMAB/GMWB reinsurance assumed	1,106	(1,986)	(155)
Coinsurance and modified coinsurance ceded reinsurance contracts	(577)

Other, net(2)	(374)	(493)	(165)

Net realized capital losses	$(877)	$(5,763)	$(934)

(1)	Relates to derivative hedging instruments, excluding periodic net coupon settlements, and is net of the Japanese fixed annuity product liability adjustment for changes in the dollar/yen exchange spot rate.

(2)	Consists of changes in fair value on non-qualifying derivatives, hedge ineffectiveness on qualifying derivative instruments, foreign currency gains and losses related to the internal reinsurance of the Japan variable annuity business, which is offset in AOCI, valuation allowances and other investment gains and losses.

Sales of Available-for-Sale Securities

	For the Years Ended
	December 31,
	2009	2008	2007

Fixed maturities
Sale proceeds	$27,809	$9,366	$12,415
Gross gains	495	291	246
Gross losses	(830)	(472)	(135)
Equity securities, AFS
Sale proceeds	$162	$126	$296
Gross gains	2	11	12
Gross losses	(27)	(21)	(7)

Sales of AFS securities were the result of the Company’s repositioning of its investment portfolio throughout 2009.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other-Than-Temporary Impairment Losses

The following table presents a roll-forward of the Company’s cumulative credit impairments on debt securities held as of December 31, 2009.

Credit Impairment

Balance as of January 1, 2009	$—
Credit impairments remaining in retained earnings related to adoption of new accounting guidance in April 2009	(941)
Additions for credit impairments recognized on(1):
Securities not previously impaired	(690)
Securities previously impaired	(201)
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	196
Securities that the Company intends to sell or more likely than not will be required to sell before recovery	1
Securities due to an increase in expected cash flows	3

Balance as of December 31, 2009	$(1,632)

(1) These additions are included in the net OTTI losses recognized in earnings of $1.2 billion in the Consolidated Statements of Operations, as well as impairments on debt securities for which the Company intended to sell and on equity securities.

Available-for-Sale Securities

The following table presents the Company’s AFS securities by type.

	December 31, 2009					December 31, 2008
	Cost or	Gross	Gross			Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Non-Credit	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	OTTI(1)	Cost	Gains	Losses	Value

ABS	$2,344	$31	$(472)	$1,903	$(26)	$2,790	$5	$(819)	$1,976
CDOs	3,158	19	(1,012)	2,165	(123)	3,692	2	(1,713)	1,981
CMBS	6,844	76	(1,555)	5,365	(8)	8,243	21	(2,915)	5,349
Corporate	23,621	985	(939)	23,667	(11)	21,252	441	(2,958)	18,735
Foreign govt./govt. agencies	824	35	(13)	846	—	2,094	86	(33)	2,147
Municipal	971	3	(194)	780	—	917	8	(220)	705
RMBS	3,965	68	(697)	3,336	(166)	4,423	57	(882)	3,598
U.S. Treasuries	2,557	5	(221)	2,341	—	5,033	75	(39)	5,069

Total fixed maturities	44,284	1,222	(5,103)	40,403	(334)	48,444	695	(9,579)	39,560
Equity securities	447	38	(66)	419	—	614	4	(184)	434

Total AFS securities	$44,731	$1,260	$(5,169)	$40,822	$(334)	$49,058	$699	$(9,763)	$39,994

(1)	Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had a credit impairment. These losses are included in gross unrealized losses as of December 31, 2009.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the Company’s fixed maturities by contractual maturity year.

	December 31, 2009
Maturity	Amortized Cost	Fair Value

One year or less	$828	$844
Over one year through five years	8,555	8,786
Over five years through ten years	7,436	7,511
Over ten years	11,154	10,493

Subtotal	27,973	27,634
Mortgage-backed and asset-backed securities	16,311	12,769

Total	$44,284	$40,403

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

As of December 31, 2009, the Company was not exposed to any concentration of credit risk of a single issuer greater than 10% of the Company’s stockholders’ equity other than U.S. government and certain U.S. government agencies. Other than U.S. government and certain U.S. government agencies, the Company’s three largest exposures by issuer were JP Morgan Chase & Co., Bank of America Corporation and Wells Fargo & Co. which each comprised less than 0.6% of total invested assets. As of December 31, 2008, the Company’s only exposure to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholders’ equity was the Government of Japan, which represented $1.9 billion, or 61% of stockholders’ equity, and approximately 3.3% of total invested assets. The Company’s second and third largest exposures by issuer were JPMorgan Chase & Company and General Electric Company, which each comprised approximately 0.5% and 0.4%, respectively, of total invested assets.

The Company’s three largest exposures by sector as of December 31, 2009 were commercial real estate, basic industry and financial services, which comprised approximately 18%, 13% and 9%, respectively, of total invested assets. The Company’s three largest exposures by sector as of December 31, 2008 were commercial real estate, basic industry and U.S. government/government agencies which comprised approximately 19%, 12% and 9%, respectively, of total invested assets.

Security Unrealized Loss Aging

The following tables present the Company’s unrealized loss aging for AFS securities by type and length of time the security was in a continuous unrealized loss position.

	December 31, 2009
	Less Than 12 Months			12 Months or More			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses

ABS	$278	$230	$(48)	$1,364	$940	$(424)	$1,642	$1,170	$(472)
CDOs	990	845	(145)	2,158	1,291	(867)	3,148	2,136	(1,012)
CMBS	1,207	1,016	(191)	4,001	2,637	(1,364)	5,208	3,653	(1,555)
Corporate	3,434	3,207	(227)	4,403	3,691	(712)	7,837	6,898	(939)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2009
	Less Than 12 Months			12 Months or More			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses

Foreign govt./govt. agencies	316	307	(9)	30	26	(4)	346	333	(13)
Municipal	119	113	(6)	791	603	(188)	910	716	(194)
RMBS	664	600	(64)	1,688	1,055	(633)	2,352	1,655	(697)
U.S. Treasuries	1,573	1,534	(39)	628	446	(182)	2,201	1,980	(221)

Total fixed maturities	8,581	7,852	(729)	15,063	10,689	(4,374)	23,644	18,541	(5,103)
Equity securities	65	49	(16)	246	196	(50)	311	245	(66)

Total securities in an unrealized loss	$8,646	$7,901	$(745)	$15,309	$10,885	$(4,424)	$23,955	$18,786	$(5,169)

	December 31, 2008
	Less Than 12 Months			12 Months or More			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses

ABS	$873	$705	$(168)	$1,790	$1,139	$(651)	$2,663	$1,844	$(819)
CDOs	608	394	(214)	3,068	1,569	(1,499)	3,676	1,963	(1,713)
CMBS	3,875	2,907	(968)	3,978	2,031	(1,947)	7,853	4,938	(2,915)
Corporate	11,101	9,500	(1,601)	4,757	3,400	(1,357)	15,858	12,900	(2,958)
Foreign govt./govt. agencies	788	762	(26)	29	22	(7)	817	784	(33)
Municipal	524	381	(143)	297	220	(77)	821	601	(220)
RMBS	564	415	(149)	2,210	1,477	(733)	2,774	1,892	(882)
U.S. Treasuries	3,952	3,913	(39)	38	38	—	3,990	3,951	(39)

Total fixed maturities	22,285	18,977	(3,308)	16,167	9,896	(6,271)	38,452	28,873	(9,579)
Equity securities	433	296	(137)	136	89	(47)	569	385	(184)

Total securities in an unrealized loss	$22,718	$19,273	$(3,445)	$16,303	$9,985	$(6,318)	$39,021	$29,258	$(9,763)

As of December 31, 2009, AFS securities in an unrealized loss position, comprised of 2,473 securities, primarily related to CMBS, CDOs, corporate securities primarily within the financial services sector and RMBS which have experienced significant price deterioration. As of December 31, 2009, 66% of these securities were depressed less than 20% of amortized cost. The decline in unrealized losses during 2009 was primarily attributable to credit spread tightening, impairments and, to a lesser extent, sales, partially offset by rising interest rates. The Company neither has an intention to sell nor does it expect to be required to sell the securities outlined above.

Mortgage Loans

	December 31, 2009			December 31, 2008
		Valuation			Valuation
	Amortized Cost(1)	Allowance	Carrying Value	Amortized Cost(1)	Allowance	Carrying Value

Agricultural	$369	$(3)	$366	$446	$(11)	$435
Commercial	4,195	(257)	3,938	4,463	(2)	4,461

Total mortgage loans	$4,564	$(260)	$4,304	$4,909	$(13)	$4,896

(1) Amortized cost represents carrying value prior to valuation allowances, if any.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the activity within the Company’s valuation allowance for mortgage loans. Included in the 2009 Additions are valuation allowances of $79 on mortgage loans held for sale, which have a carrying value of $161 and are included in mortgage loans in the Company’s Consolidated Balance Sheet as of December 31, 2009.

	2009	2008

Balance as of January 1	$(13)	$—
Additions	(292)	(13)
Deductions	45	—

Balance as of December 31	$(260)	$(13)

Mortgage Loans by Region
	December 31, 2009		December 31, 2008
	Carrying	Percent of	Carrying	Percent of
	Value	Total	Value	Total

East North Central	$76	1.8%	$121	2.5%
Middle Atlantic	592	13.8%	664	13.6%
Mountain	51	1.2%	115	2.3%
New England	368	8.6%	407	8.3%
Pacific	1,102	25.5%	1,205	24.6%
South Atlantic	615	14.3%	665	13.6%
West North Central	22	0.5%	56	1.1%
West South Central	172	4.0%	205	4.2%
Other(1)	1,306	30.3%	1,458	29.8%

Total mortgage loans	$4,304	100.0%	$4,896	100.0%

(1) Primarily represents multi-regional properties.

Mortgage Loans by Property Type
	December 31, 2009		December 31, 2008
	Carrying	Percent of	Carrying	Percent of
	Value	Total	Value	Total

Agricultural	$366	8.5%	$435	8.9%
Industrial	784	18.2%	790	16.1%
Lodging	329	7.6%	383	7.8%
Multifamily	582	13.5%	798	16.3%
Office	1,387	32.3%	1,456	29.8%
Retail	602	14.0%	764	15.6%
Other	254	5.9%	270	5.5%

Total mortgage loans	$4,304	100.0%	$4,896	100.0%

Variable Interest Entities

The Company is involved with VIEs primarily as a collateral manager and as an investor through normal investment activities, as well as a means of accessing capital. This involvement includes providing investment management and administrative services for a fee and holding ownership or other interests as an investor.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Primary Beneficiary

The Company has performed a quantitative analysis and concluded that for those VIEs for which it will absorb a majority of the expected losses or residual returns, it is the primary beneficiary and therefore these VIEs were consolidated in the Company’s Consolidated Financial Statements. Creditors have no recourse against the Company in the event of default by these VIEs. The Company has no implied or unfunded commitments to these VIEs. The following table presents the carrying value of assets and liabilities and the maximum exposure to loss relating to these VIEs.

	December 31, 2009			December 31, 2008
			Maximum			Maximum
	Total	Total	Exposure	Total	Total	Exposure
	Assets	Liabilities(1)	to Loss(2)	Assets	Liabilities(1)	to Loss(2)

CDO	$226	$47	$181	$339	$89	$237
Limited partnerships	31	13	18	151	72	79
Other investments	75	40	32	249	103	166

Total	$332	$100	$231	$739	$264	$482

(1)	Includes noncontrolling interest in limited partnerships and other investments of $41 and $154 as of December 31, 2009 and 2008, respectively, that is reported as a separate component of equity in the Company’s Consolidated Balance Sheets.

(2)	The maximum exposure to loss represents the maximum loss amount that the Company could recognize as a reduction in net investment income or as a realized capital loss and is the consolidated assets at cost net of liabilities.

The CDO represents a cash flow CLO for which the Company provides collateral management services, earns a fee for those services and also holds investments in the debt issued by the CLO. Limited partnerships represent hedge funds for which the Company holds a majority interest in the equity of the funds as an investment. Other investments primarily represent investment trusts for which the Company provides investment management services, earns a fee for those services and also holds investments in the equity issued by the trusts. In 2009, a hedge fund and investment trust were liquidated and, therefore, the Company was no longer deemed to be the primary beneficiary. Accordingly, these two VIEs were deconsolidated.

Non-Primary Beneficiary

The Company has performed a quantitative analysis and concluded that for those VIEs for which it holds a significant variable interest but will not absorb a majority of the expected losses or residual returns, the Company is not the primary beneficiary and therefore, these VIEs were not consolidated in the Company’s Consolidated Financial Statements. The Company has no implied or unfunded commitments to these VIEs. Each of these investments has been held by the Company for three years or less. The total carrying value of assets and liabilities for the CDOs as of December 31, 2009 was $239 and $0, respectively, with a maximum exposure to loss of $248, and as of December 31, 2008 was $283 and $0, respectively, with a maximum exposure to loss of $329. The maximum exposure to loss represents the Company’s investment in securities issued by CDOs at cost.

CDOs represent a cash flow CLO and a CDO for which the Company provides collateral management services, earns fees for those services and holds investments in the debt and/or preferred equity issued by the CDOs.

Derivative instruments

The Company utilizes a variety of over-the-counter and exchange traded derivative instruments as a part of its overall risk management strategy, as well as to enter into replication transactions. Derivative instruments are used to manage risk associated with interest rate, equity market, credit spread, issuer default, price, and currency exchange rate risk or volatility. Replication transactions are used as an economical means to synthetically replicate the

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

characteristics and performance of assets that would otherwise be permissible investments under the Company’s investment policies. The Company also purchases and issues financial instruments and products that either are accounted for as free-standing derivatives, such as certain reinsurance contracts, or may contain features that are deemed to be embedded derivative instruments, such as the GMWB rider included with certain variable annuity products.

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

Forward rate agreements

Forward rate agreements are used to convert interest receipts on floating-rate securities to fixed rates. These derivatives are used to lock in the forward interest rate curve and reduce income volatility that results from changes in interest rates.

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

Non-qualifying strategies

Interest rate swaps, caps, floors, and futures

The Company uses interest rate swaps, caps, floors, and futures to manage duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of December 31, 2009 and 2008, the notional amount of interest rate swaps in offsetting relationships was $4.5 billion and $4.4 billion, respectively.

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

Equity index swaps, options, and futures

The Company offers certain equity indexed products, which may contain an embedded derivative that requires bifurcation. The Company enters into S&P index swaps, futures and options to economically hedge the equity volatility risk associated with these embedded derivatives. In addition, the Company is exposed to bifurcated options embedded in certain fixed maturity investments.

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

GMWB hedging instruments

The Company enters into derivative contracts to partially hedge exposure to the income volatility associated with the portion of the GMWB liabilities which are not reinsured. These derivative contracts include customized swaps, interest rate swaps and futures, and equity swaps, options, and futures, on certain indices including the S&P 500 index, EAFE index, and NASDAQ index. As of December 31, 2009, the notional amount related to the GMWB hedging instruments is $15.6 billion and consists of $10.8 billion of customized swaps, $1.8 billion of interest rate swaps and futures, and $3.0 billion of equity swaps, options, and futures.

Macro hedge program

The Company utilizes equity options, currency options, and equity futures contracts to partially hedge the statutory reserve impact of equity risk and foreign currency risk arising primarily from guaranteed minimum death benefit (“GMDB”), GMIB and GMWB obligations against a decline in the equity markets or changes in foreign currency exchange rates. As of December 31, 2009, the notional amount related to the macro hedge program is $27.4 billion and consists of $25.1 billion of equity options, $2.1 billion of currency options, and $0.2 billion of equity futures. The $27.4 billion of notional includes $1.2 billion of short put option contracts, therefore resulting in a net notional amount for the macro hedge program of approximately $26.2 billion.

GMAB, GMWB and GMIB reinsurance contracts

The Company reinsured the GMAB, GMWB, and GMIB embedded derivatives for host variable annuity contracts written by its affiliate, HLIKK, in Japan. The reinsurance contracts are accounted for as free-standing derivative contracts. The notional amount of the reinsurance contracts is the Yen denominated GRB balance value converted at the period-end Yen to U.S. dollar foreign spot exchange rate.

Coinsurance and modified coinsurance reinsurance contracts

During 2009, a subsidiary entered into a coinsurance with funds withheld and modified coinsurance reinsurance agreement with an affiliated captive reinsurer, which creates an embedded derivative. In addition, provisions of this agreement include reinsurance to cede a portion of direct written U.S. GMWB riders, which is accounted for as an embedded derivative. Additional provisions of this agreement cede variable annuity contract GMAB, GMWB and GMIB riders reinsured by the Company that have been assumed from an affiliate, HLIKK, and is accounted for as a free-standing derivative. Refer to note 16 “Transactions with Affiliates” for more information on this transaction.

During 2007, a subsidiary insurance company entered into a coinsurance with funds withheld and modified coinsurance reinsurance agreement with an affiliate reinsurance company to provide statutory surplus relief for certain life insurance policies. This agreement is accounted for as a financing transaction and includes a compound embedded derivative.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative Balance Sheet Classification

The table below summarizes the balance sheet classification of the Company’s derivative related fair value amounts, as well as the gross asset and liability fair value amounts. The fair value amounts presented do not include income accruals or cash collateral held amounts, which are netted with derivative fair value amounts to determine balance sheet presentation. Derivatives in the Company’s separate accounts are not included because the associated gains and losses accrue directly to policyholders. The Company’s derivative instruments are held for risk management purposes, unless otherwise noted in the table below. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and is presented in the table to quantify the volume of the Company’s derivative activity. Notional amounts are not necessarily reflective of credit risk.

					Asset		Liability
	Net Derivatives				Derivatives		Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
Hedge Designation/Derivative Type	2009	2008	2009	2008	2009	2008	2009	2008

Cash flow hedges
Interest rate swaps	$8,729	$6,798	$53	$422	$201	$425	$(148)	$(3)
Forward rate agreements	3,000	—	—	—	—	—	—	—
Foreign currency swaps	301	1,005	(4)	(21)	21	126	(25)	(147)

Total cash flow hedges	$12,030	$7,803	$49	$401	$222	$551	$(173)	$(150)

Fair value hedges
Interest rate swaps	$1,744	$2,138	$(21)	$(86)	$16	$41	$(37)	$(127)
Foreign currency swaps	696	696	(9)	(57)	53	48	(62)	(105)

Total fair value hedges	$2,440	$2,834	$(30)	$(143)	$69	$89	$(99)	$(232)

Non-qualifying strategies
Interest rate contracts
Interest rate swaps, caps, floors, and futures	$5,511	$5,269	$(79)	$(90)	$157	$687	$(236)	$(777)
Foreign exchange contracts
Foreign currency swaps and forwards	484	648	(19)	45	—	52	(19)	(7)
Japan 3Win related foreign currency swaps	2,514	—	(19)	—	35	—	(54)	—
Japanese fixed annuity hedging instruments	2,271	2,334	316	383	319	383	(3)	—
Credit contracts
Credit derivatives that purchase credit protection	1,887	2,633	(34)	246	36	262	(70)	(16)
Credit derivatives that assume credit risk(1)	902	940	(176)	(309)	2	—	(178)	(309)
Credit derivatives in offsetting positions	3,591	1,453	(52)	(8)	114	85	(166)	(93)
Equity contracts
Equity index swaps, options, and futures	221	249	(16)	(14)	3	3	(19)	(17)
Variable annuity hedge program
GMWB product derivatives(2)	46,906	48,406	(1,991)	(6,590)	—	—	(1,991)	(6,590)
GMWB reinsurance contracts	10,301	11,437	347	1,302	347	1,302	—	—
GMWB hedging instruments	15,567	18,620	52	2,664	264	2,697	(212)	(33)
Macro hedge program	27,448	2,188	318	137	558	137	(240)	—
Other
GMAB, GMWB, and GMIB reinsurance contracts	19,618	20,553	(1,448)	(2,616)	—	—	(1,448)	(2,616)
Coinsurance and modified coinsurance reinsurance contracts	49,545	1,068	761	—	1,226	—	(465)	—

Total non-qualifying strategies	$186,766	$115,798	$(2,040)	$(4,850)	$3,061	$5,608	$(5,101)	$(10,458)

Total cash flow hedges, fair value hedges, and non-qualifying strategies	$201,236	$126,435	$(2,021)	$(4,592)	$3,352	$6,248	$(5,373)	$(10,840)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					Asset		Liability
	Net Derivatives				Derivatives		Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
Hedge Designation/Derivative Type	2009	2008	2009	2008	2009	2008	2009	2008

Balance Sheet Location
Fixed maturities, available-for-sale	$170	$204	$(8)	$(3)	$—	$—	$(8)	$(3)
Other investments	18,049	12,197	220	1,122	270	1,576	(50)	(454)
Other liabilities	56,524	32,442	113	2,206	1,509	3,370	(1,396)	(1,164)
Consumer notes	64	70	(5)	(5)	—	—	(5)	(5)
Reinsurance recoverables	58,380	11,437	1,108	1,302	1,573	1,302	(465)	—
Other policyholder funds and benefits payable	68,049	70,085	(3,449)	(9,214)	—	—	(3,449)	(9,214)

Total derivatives	$201,236	$126,435	$(2,021)	$(4,592)	$3,352	$6,248	$(5,373)	$(10,840)

(1)	The derivative instruments related to these hedging strategies are held for other investment purposes.

(2)	These derivatives are embedded within liabilities and are not held for risk management purposes.

Change in Notional Amount

The increase in notional amount of derivatives since December 31, 2008, was primarily due to the following:

•	During the fourth quarter of 2009, the Company entered into a reinsurance agreement with an affiliated captive reinsurer, which is accounted for as a derivative instrument and resulted in a $48.1 billion increase in notional. For a discussion related to the reinsurance agreement refer to Note 16.

•	The Company increased the notional amount of derivatives associated with the macro hedge program, while GMWB related derivatives decreased, as a result of the Company rebalancing its risk management strategy to place a greater relative emphasis on the protection of statutory surplus. Approximately $1.2 billion of the $25.3 billion increase in the macro hedge notional amount represents short put option contracts therefore resulting in a net increase in notional of approximately $24.1 billion.

Change in Fair Value

The increase in the total fair value of derivative instruments since December 31, 2008, was primarily due to the following:

•	The fair value of GMAB, GMWB and GMIB product assumed reinsurance contracts, was primarily due to an increase in interest rates, an increase in the Japan equity markets, a decline in Japan equity market volatility, and liability model assumption updates for credit standing.

•	The net improvement in the fair value of GMWB related derivatives is primarily due to liability model assumption updates related to favorable policyholder experience, the relative outperformance of the underlying actively managed funds as compared to their respective indices, the impacts of the Company’s own credit standing. Additional improvements in the net fair value of GMWB derivatives include lower implied market volatility and a general increase in long-term interest rates, partially offset by rising equity markets. For more information on the policyholder behavior and liability model assumption updates, refer to Note 3.

•	The increase in fair value of the coinsurance and modified coinsurance reinsurance contracts was due to the execution of a transaction with an affiliated captive reinsurer on October 1, 2009. This transaction consisted of a freestanding derivative and an embedded derivative which are required to be held at fair value.

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

The following table presents the components of the gain or loss on derivatives that qualify as cash flow hedges:

Derivatives in Cash Flow Hedging Relationships
	Gain (Loss) Recognized in OCI			Net Realized Capital Gains (Losses) Recognized
	on Derivative (Effective Portion)			in Income on Derivative (Ineffective Portion)
	2009	2008	2007	2009	2008	2007

Interest rate swaps	$(357)	$648	$70	$1	$7	$2
Foreign currency swaps	(177)	193	(41)	75	1	(2)

Total	$(534)	$841	$29	$76	$8	$—

Derivatives in Cash Flow Hedging Relationships
		Gain (Loss) Reclassified from AOCI
		into Income (Effective Portion)
		2009	2008	2007

Interest rate swaps	Net realized capital gains (losses)	$—	$34	$—
Interest rate swaps	Net investment income (loss)	28	(20)	(21)
Foreign currency swaps	Net realized capital gains (losses)	(115)	(60)	(64)
Foreign currency swaps	Net investment income (loss)	2	1	—

Total		$(85)	$(45)	$(85)

As of December 31, 2009, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $25. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for forecasted transactions, excluding interest payments on existing variable-rate financial instruments) is 3 years.

For the year ended December 31, 2009 and 2008, the Company had before-tax gains of $1 and $198, respectively, related to net reclassifications from AOCI to earnings resulting from the discontinuance of cash flow hedges due to forecasted transactions that were no longer probable of occurring. For the year ended December 31, 2007, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash flow hedges due to forecasted transactions that were no longer probable of occurring.

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. The Company includes the gain or loss on the derivative in the same line item as the offsetting loss or gain

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on the hedged item. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

The Company recognized in income gains (losses) representing the ineffective portion of all fair value hedges as follows:

Derivatives in Fair Value Hedging Relationships
	Gain (Loss) Recognized in Income(1)
	2009		2008		2007
		Hedged		Hedged		Hedged
	Derivative	Item	Derivative	Item	Derivative	Item

Interest rate swaps
Net realized capital gains (losses)	$72	$(68)	$(140)	$132	$(73)	$69
Benefits, losses and loss adjustment expenses	(37)	40	25	(18)	32	(28)
Foreign currency swaps
Net realized capital gains (losses)	51	(51)	(124)	124	25	(25)
Benefits, losses and loss adjustment expenses	2	(2)	42	(42)	9	(9)

Total	$88	$(81)	$(197)	$196	$(7)	$7

(1)	The amounts presented do not include the periodic net coupon settlements of the derivative or the coupon income (expense) related to the hedged item. The net of the amounts presented represents the ineffective portion of the hedge.

Non-qualifying Strategies

For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized capital gains or losses. The following table presents the gain or loss recognized in income on non-qualifying strategies:

Non-qualifying Strategies
Gain (Loss) Recognized within Net Realized Capital Gains (Losses)
	December 31,
	2009	2008	2007

Interest rate contracts
Interest rate swaps, caps, floors, and forwards	$32	$3	$21
Foreign exchange contracts
Foreign currency swaps and forwards	(54)	67	(18)
Japan 3Win related foreign currency swaps(1)	(22)	—	—
Japanese fixed annuity hedging instruments(2)	(12)	487	53
Credit contracts
Credit derivatives that purchase credit protection	(379)	211	59
Credit derivatives that assume credit risk	137	(412)	(202)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-qualifying Strategies
Gain (Loss) Recognized within Net Realized Capital Gains (Losses)
	December 31,
	2009	2008	2007

Equity contracts
Equity index swaps, options, and futures	(3)	(23)	2
Variable annuity hedge program
GMWB product derivatives	4,727	(5,760)	(670)
GMWB reinsurance contracts	(988)	1,073	127
GMWB hedging instruments	(2,234)	3,374	257
Macro hedge program	(895)	74	(12)
Other
GMAB, GMWB, and GMIB reinsurance contracts	1,106	(2,158)	(155)
Coinsurance and modified coinsurance reinsurance contracts	(577)	—	—

Total	$838	$(3,064)	$(538)

(1)	The associated liability is adjusted for changes in dollar/yen exchange spot rates through realized capital gains and losses and was $64 for the year ended December 31, 2009. There was no Japan 3Win related foreign currency swaps for the years ended December 31, 2008 and 2007.

(2)	The associated liability is adjusted for changes in dollar/yen exchange spot rates through realized capital gains and losses and was $67, $450 and $(102) for the years ended December 31, 2009, 2008 and 2007, respectively

For the year ended December 31, 2009, the net realized capital gain related to derivatives used in non-qualifying strategies was primarily due to the following:

•	The net gain on GMWB related derivatives for the year ended December 31, 2009, was primarily due to liability model assumption updates, the relative outperformance of the underlying actively managed funds as compared to their respective indices, and the impact of the Company’s own credit standing. Additional net gains on GMWB related derivatives include lower implied market volatility and a general increase in long-term interest rates, partially offset by rising equity markets. For more information on the policyholder behavior and liability model assumption updates, refer to Note 3.

•	The net gain on derivatives associated with assumed GMAB, GMWB, and GMIB product reinsurance contracts, which are reinsured to an affiliated captive reinsurer, was primarily due to an increase in interest rates, an increase in the Japan equity markets, a decline in Japan equity market volatility, and liability model assumption updates for credit standing.

•	The net loss on the macro hedge program was primarily the result of an increase in the equity markets and the impact of trading activity.

•	During the fourth quarter of 2009, the Company entered into a reinsurance agreement, which is accounted for as a derivative instrument and resulted in a loss. For a discussion related to the reinsurance agreement refer to Note 16.

For the year ended December 31, 2008, the net realized capital loss related to derivatives used in non-qualifying strategies was primarily due to the following:

•	The net loss on GMWB related derivatives was primarily due to liability model assumption updates related to market-based hedge ineffectiveness due to extremely volatile capital markets, and the relative underperformance of the underlying actively managed funds as compared to their respective indices, partially offset by gains in the fourth quarter related to liability model assumption updates for lapse rates.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The net loss on derivatives associated with GMAB, GMWB, and GMIB product reinsurance contracts was primarily due to a decrease in Japan equity markets, a decrease in interest rates, an increase in Japan equity market volatility, and the impact of the fair value measurements transition.

In addition, for the year ended December 31, 2008, the Company has incurred losses of $39 on derivative instruments due to counterparty default related to the bankruptcy of Lehman Brothers Inc. These losses were a result of the contractual collateral threshold amounts and open collateral calls in excess of such amounts immediately prior to the bankruptcy filing, as well as interest rate and credit spread movements from the date of the last collateral call to the date of the bankruptcy filing.

For the year ended December 31, 2007, net realized capital loss related to derivatives used in non-qualifying strategies was primarily due to the following:

•	The net loss on GMWB related derivatives was primarily due to liability model assumption updates and model refinements made during the year, including those for dynamic lapse behavior and correlations of market returns across underlying indices, as well as other assumption updates made during the second quarter to reflect newly reliable market inputs for volatility.

•	The net loss on credit derivatives that assume credit risk was due to credit spreads widening.

•	The net losses on derivatives associated with the internal reinsurance of GMIB were primarily driven by liability model refinements, a decrease in interest rates, and changes in Japan equity volatility levels.

•	The gain on the Japanese fixed annuity hedging instruments was primarily a result of the Japanese Yen strengthening against the U.S. dollar.

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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present the notional amount, fair value, weighted average years to maturity, underlying referenced credit obligation type and average credit ratings, and offsetting notional amounts and fair value for credit derivatives in which the Company is assuming credit risk as of December 31, 2009 and 2008.

As of December 31, 2009
			Weighted	Underlying Referenced
			Average	Credit Obligation(s)(1)		Offsetting	Offsetting
Credit Derivative type	Notional	Fair	Years to		Average	Notional	Fair
by derivative risk exposure	Amount(2)	Value	Maturity	Type	Credit Rating	Amount(3)	Value(3)

Single name credit default swaps
Investment grade risk exposure	$755	$4	4 years	Corporate Credit	AA-	$742	$(43)
Below investment grade risk exposure	114	(4)	4 years	Corporate Credit	B+	75	(11)
Basket credit default swaps(4)
Investment grade risk exposure	1,276	(57)	4 years	Corporate Credit	BBB+	626	(11)
Investment grade risk exposure	352	(91)	7 years	CMBS Credit	A	352	91
Below investment grade risk exposure	125	(98)	5 years	Corporate Credit	BBB+	—	—
Credit linked notes
Investment grade risk exposure	76	73	2 years	Corporate Credit	BBB+	—	—

Total	$2,698	$(173)				$1,795	$26

As of December 31, 2008
			Weighted	Underlying Referenced
			Average	Credit Obligation(s)(1)		Offsetting	Offsetting
Credit Derivative type	Notional	Fair	Years to		Average	Notional	Fair
by derivative risk exposure	Amount(2)	Value	Maturity	Type	Credit Rating	Amount(3)	Value(3)

Single name credit default swaps
Investment grade risk exposure	$47	$—	4 years	Corporate Credit	A-	$35	$(9)
Below investment grade risk exposure	46	(12)	4 years	Corporate Credit	CCC+	—	—
Basket credit default swaps(4)
Investment grade risk exposure	1,139	(196)	5 years	Corporate Credit	A-	489	8
Investment grade risk exposure	203	(70)	8 years	CMBS Credit	AAA	203	70
Below investment grade risk exposure	125	(104)	6 years	Corporate Credit	BB+	—	—
Credit linked notes
Investment grade risk exposure	106	95	2 years	Corporate Credit	BBB+	—	—

Total	$1,666	$(287)				$727	$69

(1)	The average credit ratings are based on availability and the midpoint of the applicable ratings among Moody’s, S&P, and Fitch. If no rating is available from a rating agency, then an internally developed rating is used.

(2)	Notional amount is equal to the maximum potential future loss amount. There is no specific collateral related to these contracts or recourse provisions included in the contracts to offset losses.

(3)	The Company has entered into offsetting credit default swaps to terminate certain existing credit default swaps, thereby offsetting the future changes in value of or losses paid related to the original swap.

(4)	Includes $1.6 billion and $1.3 billion as of December 31, 2009 and 2008, respectively, of standard market indices of diversified portfolios of corporate issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index. Also includes $175 as of December 31, 2009 and 2008, of customized diversified portfolios of corporate issuers referenced through credit default swaps.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Securities Lending and Collateral Arrangements

The Company participates in securities lending programs to generate additional income. Through these programs, certain domestic fixed income securities are loaned from the Company’s portfolio to qualifying third party borrowers in return for collateral in the form of cash or U.S. Treasuries. Borrowers of these securities provide collateral of 102% of the fair value of the loaned securities at the time of the loan and can return the securities to the Company for cash at varying maturity dates. The fair value of the loaned securities is monitored and additional collateral is obtained if the fair value of the collateral falls below 100% of the fair value of the loaned securities. As of December 31, 2009 and 2008, under terms of securities lending programs, the fair value of loaned securities was approximately $45 and $1.8 billion, respectively and the associated collateral held was $46 and $1.8 billion, respectively. The decrease in both the fair value of loaned securities and the associated collateral is attributable to the maturation of the loans in the term lending portion of the securities lending program in 2009. The Company earns income from the cash collateral or receives a fee from the borrower. The Company recorded before-tax income from securities lending transactions, net of lending fees, of $14 and $18 for the years ended December 31, 2009 and 2008, respectively, which was included in net investment income.

The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of December 31, 2009 and 2008, collateral pledged having a fair value of $667 and $821, respectively, was included in fixed maturities in the Consolidated Balance Sheets.

The following table presents the classification and carrying amount of loaned securities and derivative instruments collateral pledged.

	December 31,	December 31,
	2009	2008

Fixed maturities	$712	$1,975
Equity securities, AFS	—	9
Short-term investments	14	617

Total loaned securities and collateral pledged	$726	$2,601

As of December 31, 2009, the Company had accepted collateral with a fair value of $906, of which $833 was derivative cash collateral which was invested and recorded in the Consolidated Balance Sheets in fixed maturities and short-term investments with a corresponding amount predominately recorded in other liabilities. As of December 31, 2008, the Company had accepted collateral of $5.6 billion, of which $5.1 billion was cash collateral, including $3.3 billion of derivative cash collateral. The Company offsets the fair value amounts, income accruals and cash collateral held related to derivative instruments, as discussed above in the “Significant Derivative Instruments Accounting Policies” section and accordingly a portion of the liability associated with the derivative cash collateral was reclassed out of other liabilities and into other assets of $104 and $507 as of December 31, 2009 and 2008, respectively. The Company is only permitted by contract to sell or repledge the noncash collateral in the event of a default by the counterparty. As of December 31, 2009 and 2008, noncash collateral accepted was held in separate custodial accounts and were not included in the Company’s Consolidated Balance Sheets.

Securities on Deposit with States

The Company is required by law to deposit securities with government agencies in states where it conducts business. As of December 31, 2009 and 2008, the fair value of securities on deposit was approximately $14 and $15, respectively.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Reinsurance

Accounting Policy

The Company cedes a share of the risks it has underwritten to other insurance companies through reinsurance treaties. The Company also assumes reinsurance of certain insurance risks that other insurance companies have underwritten. Reinsurance accounting is followed for ceded and assumed transactions when the risk transfer provisions have been met including insurance risk, consisting of both underwriting and timing risk, and the reasonable possibility of significant loss to the reinsurer. Premiums and benefits, losses and loss adjustment expenses reflect the net effects of ceded and assumed reinsurance transactions. Included in other assets are prepaid reinsurance premiums, which represent the portion of premiums ceded to reinsurers applicable to the unexpired terms of the reinsurance contracts. Reinsurance recoverables include balances due from reinsurance companies for paid and unpaid losses and loss adjustment expenses and are presented net of an allowance for uncollectible reinsurance.

The Company cedes insurance to other insurers in order to limit its maximum losses and to diversify its exposures and provide surplus relief. Such transfers do not relieve the Company of its primary liability under policies it wrote and, as such, failure of reinsurers to honor their obligations could result in losses to the Company. The Company also assumes reinsurance from other insurers and is a member of and participates in reinsurance pools and associations. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. As of December 31, 2009 there were no reinsurance-related concentrations of credit risk greater than 10% of the Company’s stockholder’s equity. As of December 31, 2009 and 2008, the Company’s policy for the largest amount retained on any one life by the life operations was $10.

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

Insurance recoveries on ceded reinsurance contracts, which reduce death and other benefits were $450, $465 and $285 for the years ended December 31, 2009, 2008 and 2007, respectively. The Company reinsures a portion of GMDB as well as 27% of the GMWB, on contracts issued prior to July 2007, offered in connection with its variable annuity contracts. The Company maintains certain reinsurance agreements with HLA, whereby the Company cedes both group life and group accident and health risk. Under these treaties, the Company ceded group life premium of $178, $148, and $132 in 2009, 2008 and 2007, respectively, and accident and health premium of $232, $236 and $243, respectively, to HLA. In addition, the Company entered into a reinsurance transaction with an affiliated captive reinsurer on October 1, 2009 which ceded a portion of the Company’s direct variable annuity policies with GMWB and GMDB and all of the Company’s other assumed GMAB, GMWB, GMDB and GMIB exposures. Under this transaction, the Company ceded $62 of premiums during the fourth quarter. Refer to Note 16, Transactions with Affiliates for further information.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net fee income, earned premiums and other were comprised of the following:

	For the Years Ended December 31,
	2009	2008	2007

Gross fee income, earned premiums and other	$4,919	$5,773	$6,134
Reinsurance assumed	70	48	13
Reinsurance ceded	(860)	(682)	(694)

Net fee income, earned premiums and other	$4,129	$5,139	$5,453

6.	Deferred Policy Acquisition Costs and Present Value of Future Profits

Accounting Policy

The Company capitalizes acquisition costs that vary with and are primarily related to the acquisition of new and renewal insurance contracts. The Company’s deferred policy acquisition cost (“DAC”) asset, which includes the present value of future profits, related to most universal life-type contracts (including variable annuities) is amortized over the estimated life of the contracts acquired in proportion to the present value of estimated gross profits (“EGPs”). EGPs are also used to amortize other assets and liabilities in the Company’s Consolidated Balance Sheets, such as, sales inducement assets (“SIA”) and unearned revenue reserves (“URR”). Components of EGPs are used to determine reserves for universal life type contracts (including variable annuities) with death or other insurance benefits such as guaranteed minimum death, guaranteed minimum income and universal life secondary guarantee benefits. These benefits are accounted for and collectively referred to as death and other insurance benefit reserves and are held in addition to the account value liability representing policyholder funds.

For most contracts, the Company estimates gross profits over 20 years as EGPs emerging subsequent to that timeframe are immaterial. Products sold in a particular year are aggregated into cohorts. Future gross profits for each cohort are projected over the estimated lives of the underlying contracts, based on future account value projections for variable annuity and variable universal life products. The projection of future account values requires the use of certain assumptions including: separate account returns; separate account fund mix; fees assessed against the contract holder’s account balance; surrender and lapse rates; interest margin; mortality; and hedging costs.

Prior to the second quarter of 2009, the Company determined EGPs using the mean derived from stochastic scenarios that had been calibrated to the estimated separate account return. The Company also completed a comprehensive assumption study, in the third quarter of each year and revised best estimate assumptions used to estimate future gross profits when the EGPs in the Company’s models fell outside of an independently determined reasonable range of EGPs. The Company also considered, on a quarterly basis, other qualitative factors such as product, regulatory and policyholder behavior trends and would also revise EGPs if those trends were expected to be significant.

Beginning with the second quarter of 2009, the Company now determines EGPs from a single deterministic reversion to mean (“RTM”) separate account return projection which is an estimation technique commonly used by insurance entities to project future separate account returns. Through this estimation technique, the Company’s DAC model is adjusted to reflect actual account values at the end of each quarter and through a consideration of recent market returns, the Company will “unlock” or adjust projected returns over a future period so that the account value returns to the long-term expected rate of return, providing that those projected returns do not exceed certain caps or floors. This DAC Unlock, for future separate account returns, is determined each quarter.

In the third quarter of each year, the Company completes a comprehensive non-market related policyholder behavior assumption study and incorporates the results of those studies into its projection of future gross profits. Additionally, throughout the year, the Company evaluates various aspects of policyholder behavior and periodically

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revises its policyholder assumptions as credible emerging data indicates that changes are warranted. Upon completion of an assumption study or evaluation of credible new information, the Company will revise its assumptions to reflect its current best estimate. These assumption revisions will change the projected account values and the related EGPs in the DAC, SIA and URR amortization models, as well as the death and other insurance benefit reserving models.

All assumption changes that affect the estimate of future EGPs including: the update of current account values; the use of the RTM estimation technique; or policyholder behavior assumptions, are considered an Unlock in the period of revision. An Unlock adjusts the DAC, SIA, URR and death and other insurance benefit reserve balances in the Consolidated Balance Sheets with an offsetting benefit or charge in the Consolidated Statements of Operations in the period of the revision. An Unlock that results in an after-tax benefit generally occurs as a result of actual experience or future expectations of product profitability being favorable compared to previous estimates. An Unlock that results in an after-tax charge generally occurs as a result of actual experience or future expectations of product profitability being unfavorable compared to previous estimates.

An Unlock revises EGPs to reflect current best estimate assumptions. The Company must also test the aggregate recoverability of DAC and SIA by comparing the existing DAC and SIA balance to the present value of future EGPs.

Effective October 1, 2009, a subsidiary of HLIC, Hartford Life and Annuity Insurance Company (“HLAI”) entered into a reinsurance agreement with an affiliated captive reinsurer. This agreement provides that HLAI will cede, and the affiliated captive reinsurer will assume 100% of the in-force and prospective U.S. variable annuities and the associated GMDB and GMWB riders. This transaction resulted in a DAC Unlock of $2.0 billion, pre-tax and $1.3 billion, after-tax. See Note 16 Transactions with Affiliates for further information on the transaction.

Changes in the DAC balance are as follows:

	2009	2008	2007

Balance, January 1, before cumulative effect of accounting change, pre-tax	$9,944	$8,601	$7,474
Cumulative effect of accounting change, pre-tax	(54)	—	(20)
Balance, January 1, as adjusted	9,890	8,601	7,454
Deferred costs	674	1,258	1,557
Amortization — DAC	(824)	(509)	(907)
Amortization — Unlock, pre-tax (1),(2)	(2,905)	(1,111)	302
Adjustments to unrealized gains and losses on securities available-for-sale and other(3)	(1,080)	1,747	194
Effect of currency translation	24	(42)	—

Balance, December 31	$5,779	$9,944	$8,601

(1)	Includes for 2009, $1.9 billion DAC Unlock resulting from reinsurance agreement with an affiliated captive reinsurer.

(2)	Additional contributors to the Unlock amount recorded for the year ended 2009 was a result of actual separate account returns being significantly below our aggregated estimated return for the period from October 1, 2008 to March 31, 2009, offset by actual returns being greater than our aggregated estimated return for the period from April 1, 2009 to December 31, 2009.

(3)	The adjustment reflects the effect of credit spreads tightening, resulting in unrealized gains on securities in 2009.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated future net amortization expense of present value of future profits for the succeeding five years is as follows.

For the Year Ended December 31,

2010	$22
2011	$20
2012	$18
2013	$16
2014	$15

7.	Goodwill and Other Intangible Assets

Accounting Policy

Goodwill represents the excess of costs over the fair value of net assets acquired. Goodwill is not amortized but is reviewed for impairment at least annually or more frequently if events occur or circumstances change that would indicate that a triggering event has occurred. The goodwill impairment test follows a two step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. This allocation is similar to a purchase price allocation performed in purchase accounting. If the carrying amount of the reporting unit goodwill exceeds the implied goodwill value, an impairment loss shall be recognized in an amount equal to that excess.

The carrying amount of goodwill allocated to reporting segments as of December 31 is shown below:

	December 31, 2009			December 31, 2008
		Accumulated	Carrying		Accumulated	Carrying
Reporting Unit	Gross	Impairments	Value	Gross	Impairments	Value

Retail	$343	$(184)	$159	$343	$(184)	$159
Retirement Plans(1)	87	—	87	79	—	79
Individual Life	224	—	224	224	—	224

Total	$654	$(184)	$470	646	(184)	$462

(1)	The Company recorded a purchase price adjustment in 2009 associated with these acquisitions resulting in additional goodwill of $8.

Management’s determination of the fair value of each reporting unit incorporates multiple inputs including cash flow calculations, price to earnings multiples, the level of The Hartford’s share price and assumptions that market participants would make in valuing the reporting unit. Other assumptions include levels of economic capital, future business growth, earnings projections, assets under management and the weighted average cost of capital used for purposes of discounting. Decreases in the amount of economic capital allocated to a reporting unit, decreases in business growth, decreases in earnings projections and increases in the weighted average cost of capital will all cause the reporting unit’s fair value to decrease.

The Company completed its annual goodwill assessment for the individual reporting units of the Company as of January 1, 2009. The conclusion reached as a result of the annual goodwill impairment testing was that the fair value of each reporting unit, for which goodwill had been allocated, was in excess of the respective reporting unit’s carrying value (the first step of the goodwill impairment test).

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

However, as noted above, goodwill is reassessed at an interim date if certain circumstances occur which would cause the entity to conclude that it was more likely than not that the carrying value of one or more of its reporting units would be in excess of the respective reporting unit’s fair value. As a result of the continued decline in the equity markets from January 1, 2009, rating agency downgrades, and a decline in The Hartford’s share price, the Company concluded, during the first quarter of 2009, that the conditions had been met to warrant an interim goodwill impairment test.

As a result of the first quarter 2009 interim goodwill impairment test which included the effects of decreasing sales outlooks and declining equity markets on future earnings, the fair value in step two of the goodwill impairment analysis for the Individual Life reporting unit continued to be in excess of its carrying value.

The Company’s interim goodwill impairment test performed in connection with the preparation of our yearend 2008 financial statements, resulted in a pre-tax impairment charge of $184 in the Individual Annuity reporting unit. The impairment charge taken in 2008 was primarily due to the Company’s estimate of the Individual Annuity reporting unit’s fair value falling significantly below its book value. The fair value of this reporting unit declined as the statutory and capital risks associated with the death and living benefit guarantees sold with products offered by this reporting unit increased. These concerns had a comparable impact on The Hartford’s share price. The determination of fair value for the Individual Annuity reporting unit incorporated multiple inputs including discounted cash flow calculations, market participant assumptions and The Hartford’s share price.

The Company’s goodwill impairment test performed for the year ended December 31, 2007 resulted in no write-downs.

Other Intangible Assets

The following table shows the Company’s acquired intangible assets that continue to be subject to amortization and aggregate amortization expense, net of interest accretion, if any. Acquired intangible assets are included in other assets in the consolidated balance sheet. Except for goodwill, the Company has no intangible assets with indefinite useful lives.

	2009		2008
	Gross	Accumulated	Gross	Accumulated
	Carrying	Net	Carrying	Net
Acquired Intangible Assets	Amount	Amortization	Amount	Amortization

Servicing intangibles	$13	$1	$14	$1
Other	1	—	1	—

Total Acquired Intangible Assets	$14	$1	$15	$1

Net amortization expense for the years ended December 31, 2009 and 2008 was $1 and $1, and included in other expense in the consolidated statement of operations. As of December 31, 2009, the weighted average amortization period was 20 years for servicing intangibles, 20 years for other and 20 years for total acquired intangible assets.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is detail of the net acquired intangible asset activity for the years ended December 31, 2009 and 2008:

	Servicing
For the Year Ended December 31, 2009	Intangibles	Other	Total

Balance, beginning of year	$13	$1	$14
Acquisition of business	—	—	—
Amortization, net of the accretion of interest	(1)	—	(1)

Balance, end of year	$12	$1	$13

For the year ended December 31, 2008

Balance, beginning of year	$—	$—	$—

Acquisition of business	14	1	15

Amortization, net of the accretion of interest	(1)	—	(1)

Balance, end of year	$13	$1	$14

Estimated future net amortization expense for the succeeding five years is as follows:

For the Years Ended December 31,

2010	$1
2011	1
2012	1
2013	1
2014	1

For a discussion of present value of future profits that continue to be subject to amortization and aggregate amortization expense, see Note 6.

8.	Separate Accounts, Death Benefits and Other Insurance Benefit Features

Accounting Policy

The Company records the variable portion of individual variable annuities, 401(k), institutional, 403(b)/457, private placement life and variable life insurance products within separate accounts. Separate account assets are reported at fair value and separate account liabilities are reported at amounts consistent with separate account assets. Investment income and gains and losses from those separate account assets accrue directly to the policyholder, who assumes the related investment risk, and are offset by the related liability changes reported in the same line item in the Consolidated Statements of Operations. The Company earns fees for investment management, certain administrative expenses, and mortality and expense risks assumed which are reported in fee income.

Certain contracts classified as universal life-type include death and other insurance benefit features including guaranteed minimum death benefits (“GMDB”) offered with variable annuity contracts, or secondary guarantee benefits offered with universal life (“UL”) insurance contracts. GMDBs have been written in various forms as described in this note. UL secondary guarantee benefits ensure that the policy will not terminate, and will continue to provide a death benefit, even if there is insufficient policy value to cover the monthly deductions and charges. These death and other insurance benefit features require an additional liability be held above the account value liability representing the policyholders’ funds. This liability is reported in reserve for future policy benefits in the Company’s Consolidated Balance Sheets. Changes in the death and other insurance benefit reserves are recorded in benefits, losses and loss adjustment expenses in the Company’s Consolidated Statements of Operations.

Consistent with the Company’s policy on DAC Unlock, the Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefits, losses and loss adjustment expense. For

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

further information on the DAC Unlock, see Note 6 Deferred Policy Acquisition Costs and Present Value of Future Benefits.

The Company reinsures the GMDBs associated with its in-force block of business. The Company also assumes, through reinsurance, minimum death, income, withdrawal and accumulation benefits offered by an affiliate. The death and other insurance benefit liability is determined by estimating the expected present value of the benefits in excess of the policyholder’s expected account value in proportion to the present value of total expected assessments. The additional death and other insurance benefits and net reinsurance costs are recognized ratably over the accumulation period based on total expected assessments.

Changes in the gross GMDB and UL secondary guarantee benefits are as follows:

		UL Secondary
	GMDB(1)	Guarantees(1)

Liability balance as of January 1, 2009	$882	$40
Incurred	378	41
Unlock	547	(5)
Paid	(503)	—

Liability balance as of December 31, 2009	$1,304	$76

(1)	The reinsurance recoverable asset related to the GMDB was $787 as of December 31, 2009. The reinsurance recoverable asset related to the UL Secondary Guarantees was $22 as of December 31, 2009.

		UL Secondary
	GMDB(1)	Guarantees(1)

Liability balance as of January 1, 2008	$531	$19
Incurred	231	21
Unlock	389	—
Paid	(269)	—

Liability balance as of December 31, 2008	$882	$40

(1)	The reinsurance recoverable asset related to the GMDB was $593 as of December 31, 2008. The reinsurance recoverable asset related to the UL Secondary Guarantees was $16 as of December 31, 2008.

During 2009, 2008 and 2007, there were no gains or losses on transfers of assets from the general account to the separate account.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides details concerning GMDB exposure as of December 31, 2009:

Breakdown of Variable Annuity Account Value by GMDB Type at December 31, 2009

			Retained Net
	Account	Net Amount	Amount	Weighted Average
	Value	at Risk	at Risk	Attained Age of
Maximum anniversary value (MAV)(1)	(“AV”)	(“NAR”)(9)	(“RNAR”)(9)	Annuitant

MAV only	$27,423	$8,408	$789	67
With 5% rollup(2)	1,868	664	52	67
With Earnings Protection Benefit Rider (EPB)(3)	6,567	1,409	29	63
With 5% rollup & EPB	784	224	9	66

Total MAV	36,642	10,705	879	64
Asset Protection Benefit (APB)(4)	28,612	5,508	1,067	64
Lifetime Income Benefit (LIB)(5)	1,330	214	66	62
Reset(6) (5-7 years)	3,790	490	266	67
Return of Premium(7)/Other	21,446	1,445	331	64

Subtotal U.S. GMDB(8)	$91,820	$18,362	$2,609	65
Less: General Account Value with U.S. GMDB	6,802

Subtotal Separate Account Liabilities with GMDB	85,018
Separate Account Liabilities without U.S. GMDB	65,362

Total Separate Account Liabilities	$150,380

Japan GMDB and GMIB(10)	$16,953	2,741	—

(1)	MAV: the GMDB is the greatest of current AV, net premiums paid and the highest AV on any anniversary before age 80 (adjusted for withdrawals).

(2)	Rollup: the GMDB is the greatest of the MAV, current AV, net premium paid and premiums (adjusted for withdrawals) accumulated at generally 5% simple interest up to the earlier of age 80 or 100% of adjusted premiums.

(3)	EPB GMDB is the greatest of the MAV, current AV, or contract value plus a percentage of the contract’s growth. The contract’s growth is AV less premiums net of withdrawals, subject to a cap of 200% of premiums net of withdrawals.

(4)	APB GMDB is the greater of current AV or MAV, not to exceed current AV plus 25% times the greater of net premiums and MAV (each adjusted for premiums in the past 12 months).

(5)	LIB GMDB is the greatest of current AV, net premiums paid, or for certain contracts a benefit amount that ratchets over time, generally based on market performance.

(6)	Reset GMDB is the greatest of current AV, net premiums paid and the most recent five to seven year anniversary AV before age 80 (adjusted for withdrawals).

(7)	ROP: the GMDB is the greater of current AV and net premiums paid.

(8)	AV includes the contract holder’s investment in the separate account and the general account.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	NAR is defined as the guaranteed benefit in excess of the current AV. RNAR is NAR reduced for reinsurances. NAR and RNAR are highly sensitive to equity market movements and increase when equity markets decline.

(10)	Assumed GMDB includes a ROP and MAV (before age 80) paid in a single lump sum. GMIB is a guarantee to return initial investment, adjusted for earnings liquidity, paid through a fixed annuity, after a minimum deferral period of 10, 15 or 20 years. The guaranteed remaining balance (“GRB”) related to the Japan GMIB was $19.1 billion and $20.1 billion as of December 31, 2009 and 2008, respectively. The GRB related to the Japan GMAB and GMWB was $522.2 and $490.5 as of December 31, 2009 and December 31, 2008. These liabilities are not included in the Separate Account as they are not legally insulated from the general account liabilities of the insurance enterprise. As of December 31, 2009, 59% of the AV and 52% of RNAR is reinsured to an affiliate. See Note 16 Transaction with Affiliates for further discussion.

See Note 3 for a description of the Company’s guaranteed living benefits that are accounted for at fair value.

Account balances of contracts with guarantees were invested in variable separate accounts as follows:

	December 31,	December 31,
Asset type	2009	2008

Equity securities (including mutual funds)(1)	$75,720	$63,114
Cash and cash equivalents	9,298	10,174

Total	$85,018	$73,288

(1)	As of December 31, 2009 and December 31, 2008, approximately 16% and 16%, respectively, of the equity securities above were invested in fixed income securities through these funds and approximately 84% and 84%, respectively, were invested in equity securities.

9.	Sales Inducements

The Company currently offers enhanced crediting rates or bonus payments to contract holders on certain of its individual and group annuity products. The expense associated with offering a bonus is deferred and amortized over the life of the related contract in a pattern consistent with the amortization of deferred policy acquisition costs. The Company unlocks the amortization of the sales inducement asset consistent with the DAC Unlock.

Changes in deferred sales inducement activity were as follows for the year ended December 31:

	2009	2008

Balance, January 1	$533	$459
Sales inducements deferred	43	137
Unlock	(886)	(43)
Amortization charged to income	(96)	(21)

Balance, December 31,	$194	$532

10.	Commitments and Contingencies

Contingencies

Management follows the requirements of accounting for contingencies. This statement requires management to evaluate each contingent matter separately. A loss is recorded if probable and reasonably estimable. Management establishes reserves for these contingencies at the “best estimate”, or, if no one number within the range of possible losses is more probable than any other, the Company records an estimated reserve of the low end of the range of losses.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting Policy

Management evaluates each contingent matter separately. A loss is recorded if probable and reasonably estimable. Management establishes reserves for these contingencies at the “best estimate”, or, if no one number within the range of possible losses is more probable than any other, the Company records an estimated reserve of the low end of the range of losses.

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

Structure Settlement Class Action — In October 2005, a putative nationwide class action was filed in the United States District Court for the District of Connecticut against the Company and several of its subsidiaries on behalf of persons who had asserted claims against an insured of a Hartford property & casualty insurance company that

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

resulted in a settlement in which some or all of the settlement amount was structured to afford a schedule of future payments of specified amounts funded by an annuity from a Hartford life insurance company (“Structured Settlements”). The operative complaint alleges that since 1997 the Company has systematically deprived the settling claimants of the value of their damages recoveries by secretly deducting 15% of the annuity premium of every Structured Settlement to cover brokers’ commissions, other fees and costs, taxes, and a profit for the annuity provider, and asserts claims under the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and state law. The plaintiffs seek compensatory damages, punitive damages, pre-judgment interest, attorney’s fees and costs, and injunctive or other equitable relief. The Company vigorously denies that any claimant was misled or otherwise received less than the amount specified in the structured-settlement agreements. In March 2009, the district court certified a class for the RICO and fraud claims composed of all persons, other than those represented by a plaintiffs’ broker, who entered into a Structured Settlement since 1997 and received certain written representations about the cost or value of the settlement. The district court declined to certify a class for the breach-of-contract and unjust-enrichment claims. The Company’s petition to the United States Court of Appeals for the Second Circuit for permission to file an interlocutory appeal of the class-certification ruling was denied in October 2009. A trial on liability and the methodology for computing class-wide damages is scheduled to commence in September 2010. It is possible that an adverse outcome could have a material adverse effect on the Company’s financial condition and consolidated results of operations or cash flows. The Company is defending this litigation vigorously.

Derivative Commitments

Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the insurance operating entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the insurance operating entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the insurance operating entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of December 31, 2009, is $473. Of this $473, the insurance operating entities have posted collateral of $454 in the normal course of business. Based on derivative market values as of December 31, 2009, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require approximately an additional $23 to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we may be required to post is primarily in the form of U.S. Treasury bills and U.S. Treasury notes.

Regulatory Developments

On July 23, 2007, The Hartford entered into an agreement (the “Agreement”) with the New York Attorney General’s Office, the Connecticut Attorney General’s Office, and the Illinois Attorney General’s Office to resolve (i) the previously disclosed investigations by these Attorneys General regarding, among other things, The Hartford’s compensation agreements with brokers, alleged participation in arrangements to submit inflated bids, compensation arrangements in connection with the administration of workers compensation plans and reporting of workers compensation premiums participants in finite reinsurance transactions, sale of fixed and individual annuities used to fund structured settlements, and marketing and sale of individual and group variable annuity products and (ii) the previously disclosed investigation by the New York Attorney General’s Office of aspects of The Hartford’s variable annuity and mutual fund operations related to market timing. In light of the Agreement, the Staff of the Securities and Exchange Commission has informed The Hartford that it has determined to conclude its previously disclosed investigation into market timing without recommending any enforcement action. Under the terms of the

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Agreement, The Hartford paid $115, of which $84 represents restitution for market timing, $5 represents restitution for issues relating to the compensation of brokers, and $26 is a civil penalty.

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

Commitments

The rent paid to Hartford Fire for operating leases entered into by the Company was $25, $14 and $27 for the years ended December 31, 2009, 2008 and 2007, respectively. Included in Hartford Fire’s operating leases are the principal executive offices of Hartford Life Insurance Company, together with its parent, which are located in Simsbury, Connecticut. Rental expense for the facility located in Simsbury, Connecticut, which expired on December 31, 2008, as this operating lease has been be replaced by a capital lease between its parent Company HLA and Hartford Fire Insurance Company, amounted to approximately $0, $0 and $6 for the years ended December 31, 2009, 2008 and 2007, respectively.

Future minimum rental commitments on all operating leases are as follows:

2010	$17
2011	14
2012	9
2013	6
2014	2
Thereafter	—

Total	$48

Unfunded Commitments

As of December 31, 2009, the Company has outstanding commitments totaling $595, of which $437 is committed to fund limited partnerships and other alternative investments. These capital commitments may be called by the partnership during the commitment period (on average two to five years) to fund the purchase of new investments and partnership expenses. Once the commitment period expires, the Company is under no obligation to fund the remaining unfunded commitment but may elect to do so. The remaining outstanding commitments are primarily related to various funding obligations associated with private placement securities and mortgage loans. These have a commitment period of one month to three years.

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

The Company accounts for guaranty fund and other insurance assessments in accordance with Statement of Position No. 97-3, “Accounting by Insurance and Other Enterprises for Insurance-Related Assessments”. Liabilities for guaranty fund and other insurance-related assessments are accrued when an assessment is probable, when it can be

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reasonably estimated, and when the event obligating the Company to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of other liabilities in the Consolidated Balance Sheets. As of December 31, 2009 and 2008, the liability balance was $7 and $4, respectively. As of December 31, 2009 and 2008, $10 and $11, respectively, related to premium tax offsets were included in other assets.

11.	Income Tax

The Company is included in The Hartford’s consolidated Federal income tax return. The Company and The Hartford have entered into a tax sharing agreement under which each member in the consolidated U.S. Federal income tax return will make payments between them such that, with respect to any period, the amount of taxes to be paid by the Company, subject to certain tax adjustments, is consistent with the “parent down” approach. Under this approach, the Company’s deferred tax assets and tax attributes are considered realized by it so long as the group is able to recognize (or currently use) the related deferred tax asset or attribute. Thus the need for a valuation allowance is determined at the consolidated return level rather than at the level of the individual entities comprising the consolidated group.

Income tax expense (benefit) is as follows:

	For the Years Ended December 31,
	2009	2008	2007

Income Tax Expense (Benefit)
Current — U.S. Federal	$298	$(686)	$177

Deferred — U.S. Federal Excluding NOL Carryforward	(2,387)	(776)	75
— Net Operating Loss Carryforward	688	(719)	—

Total Deferred	(1,699)	(1,495)	75

Total Income tax expense (benefit)	$(1,401)	$(2,181)	$252

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liabilities) include the following as of December 31:

Deferred Tax Assets	2009	2008

Tax basis deferred policy acquisition costs	$596	$660
Net unrealized loss on investments	1,258	2,924
Investment-related items	1,637	2,424
NOL Carryover	80	768
Minimum tax credit	514	241
Capital Loss Carryforward	256	24
Foreign tax credit carryovers	50	18
Depreciable & Amortizable assets	59	64
Other	35	19

Total Deferred Tax Assets	4,485	7,142
Valuation Allowance	(80)	(49)

Net Deferred Tax Assets	4,405	7,093

Deferred Tax Liabilities
Financial statement deferred policy acquisition costs and reserves	(1,302)	(3,614)
Employee benefits	(37)	(35)

Total Deferred Tax Liabilities	(1,339)	(3,649)

Total Deferred Tax Asset (Liability)	$3,066	$3,444

The Company had current federal income tax (payable)/ recoverable of $(15) and $566 as of December 31, 2009 and 2008, respectively.

In management’s judgment, the net deferred tax asset will more likely than not be realized. Included in the deferred tax asset is the expected tax benefit attributable to foreign net operating losses of $290, which have no expiration. A valuation allowance of $80 has been recorded which relates to foreign operations. No valuation allowance has been recorded for realized or unrealized losses. In assessing the need for a valuation allowance, management considered taxable income in prior carryback years, future taxable income and tax planning strategies that include holding debt securities with market value losses until recovery, selling appreciated securities to offset capital losses, and sales of certain corporate assets. Such tax planning strategies are viewed by management as prudent and feasible and will be implemented if necessary to realize the deferred tax asset. However, we anticipate limited ability, going forward, to recognize a full tax benefit on realized losses which will result in additional valuation allowances.

If the Company were to follow a “separate entity” approach, it would have to record a valuation allowance of $387 related to realized capital losses. In addition, the current tax benefit related to any of the Company’s tax attributes realized by virtue of its inclusion in The Hartford’s consolidated tax return would have been recorded directly to surplus rather than income. These benefits were $65, $500 and $0 for 2009, 2008 and 2007 respectively.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004. During the first quarter of 2009, the Company received notification of the approval by the Joint Committee on Taxation of the results of the 2002 through 2003 examination. As a result, the Company recorded a tax benefit of $4. The IRS examination of 2004 through 2006 was concluded in the fourth quarter of 2009. As a result, the Company recorded a tax benefit of $35. In addition, the Company is working with the IRS on a possible settlement of a DRD issue related to prior periods which, if settled, may result in the booking of tax benefits. Such benefits are not expected to be material to the

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statement of operations. The Company does not anticipate that any of these items will result in a significant change in the balance of unrecognized tax benefits within 12 months.

A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision (benefit) for income taxes is as follows:

	For the Years Ended December 31,
	2009	2008	2007

Tax provision at the U.S. federal statutory rate	$(1,245)	$(2,007)	$398
Dividends received deduction	(181)	(176)	(155)
Penalties	—	—	7
Foreign related investments	28	3	(4)
Other	(3)	(1)	6

Total	$(1,401)	$(2,181)	$252

12.	Debt

In 2008, the Company made the decision to discontinue future issuances of consumer notes; this decision does not impact consumer notes currently outstanding.

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

As of December 31, 2009 and 2008 $1,136 and $1,210, respectively, of consumer notes were outstanding. As of December 31, 2009, these consumer notes have interest rates ranging from 4% to 6% for fixed notes and, for variable notes, based on December 31, 2009 rates, either consumer price index plus 80 to 260 basis points, or indexed to the S&P 500, Dow Jones Industrials, foreign currency, or the Nikkei 225. The aggregate maturities of Consumer Notes are as follows: $24 in 2010, $120 in 2011, $274 in 2012 and $200 in 2013, and $518 thereafter. For 2009 and 2008, interest credited to holders of consumer notes was $51 and $59, respectively.

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

The statutory net income amounts for the years ended December 31, 2008 and 2007, and the statutory capital and surplus amounts as of December 31, 2008 and 2007 in the table below are based on actual statutory filings with the applicable regulatory authorities. The statutory net income amounts for the year ended December 31, 2009 the statutory capital and surplus amounts as of December 31, 2009 are estimates, as the respective 2009 statutory filings have not yet been made.

	For the Years Ended December 31,
	2009	2008	2007

Statutory net income	$(539)	$(2,533)	$255

Statutory capital and surplus	$5,365	$4,073	$4,448

The Company received approval from with the Connecticut Insurance Department regarding the use of two permitted practices in its statutory financial statements and those of its Connecticut-domiciled life insurance subsidiaries as of December 31, 2008. The first permitted practice related to the statutory accounting for deferred income taxes. Specifically, this permitted practice modified the accounting for deferred income taxes prescribed by the NAIC by increasing the realization period for deferred tax assets from one year to three years and increasing the asset recognition limit from 10% to 15% of adjusted statutory capital and surplus. The benefits of this permitted practice could not be considered by the Company when determining surplus available for dividends. The second permitted practice related to the statutory reserving requirements for variable annuities with guaranteed living benefit riders. Actuarial guidelines prescribed by the NAIC required a stand-alone asset adequacy analysis reflecting only benefits, expenses and charges that are associated with the riders for variable annuities with guaranteed living benefits. The permitted practice allowed for all benefits, expenses and charges associated with the variable annuity contract to be reflected in the stand-alone asset adequacy test. These permitted practices resulted in an increase to the Company’s estimated statutory surplus of $956 as of December 31, 2008. The effects of these permitted practices are included in the 2008 amounts in the table above.

In December, 2009 the NAIC issued SSAP 10R which modified the accounting for deferred income taxes prescribed by the NAIC by increasing the realization period for deferred tax assets from one year to three years and increasing the asset recognition limit from 10% to 15% of adjusted statutory capital and surplus. SSAP 10R will expire for periods after December 31, 2010.

14.	Pension Plans, Postretirement, Health Care and Life Insurance Benefit and Savings Plans

Pension Plans

Hartford Life’s employees are included in The Hartford’s non-contributory defined benefit pension and postretirement health care and life insurance benefit plans. Defined benefit pension expense, postretirement health care and life insurance benefits expense allocated by The Hartford to the Company, was $32, $24 and $22 for the years ended December 31, 2009, 2008 and 2007, respectively.

Investment and Savings Plan

Substantially all U.S. employees are eligible to participate in The Hartford’s Investment and Savings Plan under which designated contributions may be invested in common stock of The Hartford or certain other investments. These contributions are matched, up to 3% of compensation, by the Company. In 2004, the Company began allocating a percentage of base salary to the Plan for eligible employees. In 2009, employees whose prior year earnings were less than $105,000 received a contribution of 1.5% of base salary and employees whose prior year

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earnings were more than $105,000 received a contribution of 0.5% of base salary. The cost to Hartford Life for this plan was approximately $13, $10 and $11 for the years ended December 31, 2009, 2008 and 2007, respectively.

15.	Stock Compensation Plans

Hartford Life’s employees are included in The Hartford 2005 Incentive Stock Plan, The Hartford Employee Stock Purchase Plan and The Hartford Deferred Stock Unit Plan.

The Hartford has three primary stock-based compensation plans which are described below. Shares issued in satisfaction of stock-based compensation may be made available from authorized but unissued shares, shares held by The Hartford in treasury or from shares purchased in the open market. In 2009 and 2008, The Hartford issued shares from treasury in satisfaction of stock-based compensation. In 2007, The Hartford issued new shares in satisfaction of stock-based compensation. Hartford Life was allocated compensation expense of $25 million, $18 million and $21 million for the years ended December 31, 2009, 2008 and 2007, respectively. Hartford Life’s income tax benefit recognized for stock-based compensation plans was $7 million, $5 million and $7 million for the years ended December 31, 2009, 2008 and 2007, respectively. Hartford Life did not capitalize any cost of stock-based compensation.

Stock Plan

In 2005, the shareholders of The Hartford approved The Hartford 2005 Incentive Stock Plan (the “2005 Stock Plan”), which superseded and replaced The Hartford Incentive Stock Plan and The Hartford Restricted Stock Plan for Non-employee Directors. The terms of the 2005 Stock Plan are substantially similar to the terms of these superseded plans.

The 2005 Stock Plan provides for awards to be granted in the form of non-qualified or incentive stock options qualifying under Section 422 of the Internal Revenue Code, stock appreciation rights, restricted stock units, restricted units, restricted stock, performance shares, or any combination of the foregoing.

The fair values of awards granted under the 2005 Stock Plan are generally measured as of the grant date and expensed ratably over the awards’ vesting periods, generally three years. For stock option awards granted or modified in 2006 and later, the Company began expensing awards to retirement-eligible employees hired before January 1, 2002 immediately or over a period shorter than the stated vesting period because the employees receive accelerated vesting upon retirement and therefore the vesting period is considered non-substantive. All awards provide for accelerated vesting upon a change in control of The Hartford as defined in the 2005 Stock Plan.

Stock Option Awards

Under the 2005 Stock Plan, options granted have generally an exercise price equal to the market price of The Hartford’s common stock on the date of grant, and an option’s maximum term is ten years. Certain options become exercisable over a three year period commencing one year from the date of grant, while certain other options become exercisable at the later of the three years from the date of grant or upon the attainment of specified market appreciation of The Hartford’s common shares. For any year, no individual employee may receive an award of options for more than 1,000,000 shares. As of December 31, 2008, The Hartford had not issued any incentive stock options under any plans.

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

Restricted Unit awards

In 2009, The Hartford began issuing restricted units as part of The Hartford’s 2005 Stock Plan. Restricted stock unit awards under the plan have historically been settled in shares, but under this award will be settled in cash and are thus referred to as “Restricted Units”. The economic value recipients will ultimately realize will be identical to the value that would have been realized if the awards had been settled in shares, i.e., upon settlement, recipients will receive cash equal to The Hartford’s share price multiplied by the number of restricted units awards.

Deferred Stock Unit Plan

Effective July 31, 2009, the Compensation and Personnel Committee of the Board authorized The Hartford Deferred Stock Unit Plan (“Deferred Stock Unit Plan”), and, on October 22, 2009, it was amended. The Deferred Stock Unit Plan provides for contractual rights to receive cash payments based on the value of a specified number of shares of stock. The Deferred Stock Unit Plan provides for two award types, Deferred Units and Restricted Units. Deferred Units are earned ratably over a year, based on the number of regular pay periods occurring during such year. Deferred Units are credited to the participants account on a quarterly basis based on the market price of the Company’s common stock on the date of grant and are fully vested at all times. Deferred Units credited to employees prior to January 1, 2010 (other than senior executive officers hired on or after October 1, 2009) are not paid until after two years from their grant date. Deferred Units credited on or after January 1, 2010 (and any credited to senior executive officers hired on or after October 1, 2009) are paid in three equal installments after the first, second and third anniversaries of their grant date. Restricted Units are intended to be incentive compensation and unlike Deferred Units, vest over time, generally three years, and are subject to forfeiture. The Deferred Stock Unit Plan is structured consistent with the limitations and restrictions on employee compensation arrangements imposed by the Emergency Economic Stabilization Act of 2008 and the TARP Standards for Compensation and Corporate Governance Interim Final Rule issued by the U.S. Department of Treasury on June 10, 2009.

Employee Stock Purchase Plan

In 1996, The Hartford established The Hartford Employee Stock Purchase Plan (“ESPP”). Under this plan, eligible employees of The Hartford may purchase common stock of The Hartford at a 15% discount from the lower of the closing market price at the beginning or end of the offering period. Employees purchase a variable number of shares of stock through payroll deductions elected as of the beginning of the period. The fair value is estimated based on the 15% discount off of the beginning stock price plus the value of six-month European call and put options on shares of stock at the beginning stock price calculated using the Black-Scholes model.

Effective with the offering period beginning January 2010, the discount rate will change to 5% and the discounted price will be based on the market price per share on the last trading day of the offering period.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Transactions with Affiliates

Parent Company Transactions

Transactions of the Company with Hartford Fire Insurance Company, Hartford Holdings and its affiliates relate principally to tax settlements, reinsurance, insurance coverage, rental and service fees, payment of dividends and capital contributions. In addition, an affiliated entity purchased group annuity contracts from the Company to fund structured settlement periodic payment obligations assumed by the affiliated entity as part of claims settlements with property casualty insurance companies and self-insured entities. As of December 31, 2009 and 2008 the Company had $50 billion and $49 billion of reserves for claim annuities purchased by affiliated entities. For the year ended December 31, 2009, 2008 and 2007, the Company recorded earned premiums of $285, $461 and $525 for these intercompany claim annuities. Substantially all general insurance expenses related to the Company, including rent and employee benefit plan expenses are initially paid by The Hartford. Direct expenses are allocated to the Company using specific identification, and indirect expenses are allocated using other applicable methods. Indirect expenses include those for corporate areas which, depending on type, are allocated based on either a percentage of direct expenses or on utilization.

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

Reinsurance Assumed from Affiliates

Hartford Life sells fixed market value adjusted (“MVA”) annuity products to customers in Japan. The yen based MVA product is written by the Hartford Life Insurance KK (“HLIKK”), a wholly owned Japanese subsidiary of Hartford Life and subsequently reinsured to the Company. As of December 31, 2009 and 2008, $2.6 billion and $2.8 billion, respectively, of the account value had been assumed by the Company.

Effective August 31, 2005, a subsidiary of the Company, Hartford Life and Annuity Insurance Company (“HLAI”), entered into a reinsurance agreement with Hartford Life Insurance KK (“HLIKK”) a wholly owned Japanese subsidiary of Hartford Life, Inc. (“Hartford Life”). Through this agreement, HLIKK agreed to cede and HLAI agreed to reinsure 100% of the risks associated with the in-force and prospective GMIB riders issued by HLIKK on its variable annuity business. Effective July 31, 2006, the agreement was modified to include the GMDB on covered contracts that have an associated GMIB rider. The modified reinsurance agreement applies to all contracts, GMIB riders and GMDB riders in-force and issued as of July 31, 2006 and prospectively, except for policies and GMIB riders issued prior to April 1, 2005, which were recaptured. Additionally, a tiered reinsurance premium structure was implemented. GMIB riders issued by HLIKK subsequent to April 1, 2005 continue to be reinsured by HLAI. While the form of the agreement between HLAI and HLIKK for GMIB business is reinsurance, in substance and for accounting purposes the agreement is a free standing derivative. As such, the reinsurance agreement for GMIB business is recorded at fair value on the Company’s balance sheet, with prospective changes in fair value recorded in net realized capital gains (losses) in net income. The fair value of GMIB liability at December 31, 2009 and December 31, 2008 is $1.4 billion and $2.6 billion (of which $148 relates to the adoption of fair value), respectively.

Effective September 30, 2007, HLAI entered into another reinsurance agreement where HLIKK agreed to cede and HLAI agreed to reinsure 100% of the risks associated with the in-force and prospective GMAB, GMIB and GMDB riders issued by HLIKK on certain of its variable annuity business. The reinsurance of the GMAB riders is accounted for as a free-standing derivative recorded at fair value on the Company’s balance sheet, with prospective changes in fair value recorded in net realized capital gains (losses) in net income. Accordingly, the reinsurance of the GMAB is recorded at fair value on the Company’s balance sheet, with prospective changes in fair value recorded

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in net realized capital gains (losses) in net income. The fair value of the GMAB is a liability of $1 and $1 at December 31, 2009, and 2008, respectively. This treaty covered HLIKK’s “3 Win” annuity. This product contains a GMIB feature that triggers at a float value of 80% of original premium and gives the policyholder an option to receive either an immediate withdrawal of account value without surrender charges or a payout annuity of the original premium over time. As a result of capital markets underperformance, 97% of contracts, a total of $3.1 billion triggered during the fourth quarter of 2008, and of this amount $2.2 billion have elected the payout annuity. The Company received the proceeds of this triggering impact, net of the first annuity payout, through a structured financing transaction with HLIKK and will pay the associated benefits to HLIKK over a 12-year payout.

Effective February 29, 2008, HLAI entered into another reinsurance agreement where HLIKK agreed to cede and HLAI agreed to reinsure 100% of the risks associated with the in-force and prospective GMWB riders issued by HLIKK on certain variable annuity business. The reinsurance of the GMWB riders is accounted for as a free-standing derivative recorded at fair value on the Company’s balance sheet, with prospective changes in fair value recorded in net realized capital gains (losses) in net income. The fair value of the GMWB was a liability of $13 and $34 at December 31, 2009 and 2008, respectively.

The Reinsurance Agreement for GMDB business is accounted for as a Death Benefit and Other Insurance Benefit Reserves which is not reported at fair value. As of December 31, 2009 the liability for the assumed reinsurance of the GMDB and the net amount at risk was $52 and $2.7 billion respectively. As of December 31, 2008 the liability for the assumed reinsurance of the GMDB and the net amount at risk was $14 and $4.3 billion, respectively.

Reinsurance Ceded to Affiliates

Effective October 1, 2009, HLAI entered into a modified coinsurance and coinsurance with funds withheld reinsurance agreement with an affiliated captive reinsurer, White River Life Reinsurance (“WRR”). The agreement provides that HLAI will cede, and the affiliated captive reinsurer will reinsure 100% of the in-force and prospective variable annuities and riders written or reinsured by HLAI summarized below:

•	Direct written variable annuities and the associated GMDB and GMWB riders.

•	Variable annuity contract rider benefits written by HLIKK, which are reinsured to HLAI.

•	Annuity contracts and riders written by Union Security Insurance Company, an affiliate, that are reinsured to HLAI.

•	Annuitizations of and certain other settlement options offered under deferred annuity contracts

Under modified coinsurance, the assets and the liabilities associated with the reinsured business will remain on the consolidated balance sheet of HLIC in segregated portfolios, and the affiliated reinsurer will receive the economic risks and rewards related to the reinsured business through modco adjustments.

The consolidated balance sheet as of December 31, 2009 reflects the unlock of deferred policy acquisition costs, unearned revenue reserves and sales inducement assets which were reduced by $1,883, $93 and $218, respectively related to the direct U.S. variable annuity business of HLAI. In addition, the balance sheet reflects a modco reinsurance receivable of $182 and a deposit liability of $600 from the affiliated captive reinsurer as well as a net reinsurance recoverable of $761 related to this agreement. This reinsurance recoverable is comprised of an embedded derivative.

Under the coinsurance funds withheld portion of the agreement, HLIC’s balance sheet as of December 31, 2009 reflected a reduction in reserves of $143 which were passed to WRR and an offsetting funds withheld liability.

The initial fair value of the derivative associated with the ceded business was recorded as an in substance capital contribution between these related parties of $887 after-tax.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At inception of the contract, HLIC recognized in net income the unlock of the unearned revenue reserve, sales inducement asset and deferred policy acquisition costs related to the direct U.S. variable annuity business of HLAI as well as the impact of remitting the premiums and reserves to WRR. The following table illustrates the transaction’s impact at inception on the Company’s Statement of Operations:

Fee income and other	$84
Earned premiums	(50)

Total revenues	34

Benefits, losses and loss adjustment expenses	168
Amortization of deferred policy acquisition value of future profits	1,883
Other expenses	(9)

Total expenses	2,042

Loss before income taxes	(2,008)

Income tax benefit	(703)

Net loss	$(1,305)

In addition to these impacts upon inception, this transaction transfers the economics of a portion of the Company’s direct and all of the Company’s assumed GMIB, GMAB, and GMWB exposures to WRR. In the fourth quarter, the Company recognized a reduction of the direct and assumed liability ceded in this transaction along with a corresponding realized capital loss associated with the reduction in value of the embedded and freestanding derivative.

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

17.	Restructuring, Severance and Other Costs

In the year ended December 31, 2009, the Company completed a review of several strategic alternatives with a goal of preserving capital, reducing risk and stabilizing its ratings. These alternatives included the potential restructuring, discontinuation or disposition of various business lines. Following that review, the Company announced that it would suspend all new sales in the European’s operations and that it was evaluating strategic options with respect to its Institutional Markets businesses. The Company has also executed on plans to change the management structure of the organization and fundamentally reorganized the nature and focus of the Company’s operations. These plans resulted in termination benefits to current employees, costs to terminate leases and other contracts and asset impairment charges. The Company will complete these restructuring activities and execute final payment by December 2010.

Termination benefits related to workforce reductions and lease and other contract terminations have been accrued through December 31, 2009. Asset impairment charges have also been recorded in 2009. No significant additional costs are expected.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following pre-tax charges were incurred during the year-ended December 31, 2009 in connection with the restructuring initiatives previously announced:

Total restructuring costs

Severance benefits	$19
Asset impairment charges	26
Other contract termination charges	5

Total restructuring, severance and other costs for the year ended December 31, 2009	$50

As of December 31, 2009 the liability for other contract termination charges was $5 as there were no payments made during the year ended December 31, 2009 for these charges. Amounts incurred during the year ended December 31, 2009 were recorded in the Life Other segment as other expenses.

18.	Sale of Joint Venture Interest in ICATU Hartford Seguros, S.A.

On November 23, 2009, in keeping with the Company’s June 2009 announcement to return to its historical strengths as a U.S.-centric insurance company, the Company entered into a Share Purchase Agreement to sell its joint venture interest in ICATU Hartford Seguros, S.A., (“IHS”), its Brazilian insurance operation, to its partner, ICATU Holding S.A., for $135. The transaction is expected to close in the first quarter of 2010. IHS primarily sells life insurance policies, capitalization products and private pension plans. The investment in IHS was reported by the Company as an equity method investment in Other Assets. As a result of the asset impairment charge, net of unrealized capital gains and foreign currency translation adjustments, the Company incurred an approximate $51 loss, pre-tax, or $44 loss, after-tax.

19.	Quarterly Results for 2009 and 2008 (unaudited)

	March 31,		June 30,		September 30,		December 31,
	2009	2008	2009	2008	2009	2008	2009	2008

Revenues	$3,149	$202	$1,714	$2,070	$392	$(77)	$845	$(477)

Benefits, claims and expenses	3,529	1,187	1,403	1,630	1,549	2,804	3,167	1,937

Net income (loss)	(213)	(568)	216	362	(713)	(1,823)	(1,447)	(1,525)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

SCHEDULE I
SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN AFFILIATES

	As of December 31, 2009
			Amount at
			Which Shown on
Type of Investment	Cost	Fair Value	Balance Sheet
	($ in millions)

Fixed maturities
Bonds and notes
U.S. government and government agencies and authorities (guaranteed and sponsored)	$4,707	$4,552	$4,552
States, municipalities and political subdivisions	971	780	780
Foreign governments	824	846	846
Public utilities	3,790	3,899	3,899
All other corporate bonds	19,831	19,768	19,768
All other mortgage-backed and asset-backed securities	14,161	10,558	10,558

Total fixed maturities	44,284	40,403	40,403

Equity securities
Common stocks
Industrial, miscellaneous and all other	102	134	134
Non-redeemable preferred stocks	345	285	285

Total equity securities, available-for-sale	447	419	419
Equity securities, trading	2,359	2,443	2,443

Total equity securities	2,806	2,862	2,862

Mortgage loans	4,304	3,645	4,304
Real estate	105	105	105
Policy loans	2,120	2,252	2,120
Investments in partnerships and trusts	759	759	759
Futures, options and miscellaneous	506	233	233
Short-term investments	5,128	5,128	5,128

Total investments	$60,012	$55,387	$55,914

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

SCHEDULE III

SUPPLEMENTARY INSURANCE INFORMATION
For the Years Ended December 31, 2009, 2008 and 2007

				Net	Benefits,		Amortization
	Fee			Realized	Claims and		of Deferred
	Income		Net	Capital	Claim	Insurance	Policy	Dividends
	and	Earned	Investment	Gains	Adjustment	Expenses and	Acquisition	to Policy-
Segment	Other	Premiums	Income	(Losses)	Expenses	Other	Costs	Holders	Goodwill
	(In millions)

2009
Retail Products Group	$2,117	$(7)	$756	$(491)	$1,374	$972	$3,239	$—	$—
Retirement Plans	321	3	315	(333)	269	346	56	—	—
Institutional Solutions Group	145	356	817	(738)	1,296	89	17	—	—
Individual Life	989	(87)	304	(144)	584	184	312	1	—
Other	180	112	656	829	536	259	103	11	—

Consolidated operations	$3,752	$377	$2,848	$(877)	$4,059	$1,850	$3,727	$12	$—

2008
Retail Products Group	$2,681	$(4)	$755	$(1,911)	$1,008	$1,124	$1,347	$—	$184
Retirement Plans	334	4	342	(272)	271	355	91	—	—
Institutional Solutions Group	153	894	988	(784)	1,899	120	19	—	—
Individual Life	857	(65)	308	(247)	569	201	166	2	—
Other	130	155	(51)	(2,549)	55	160	(3)	11	—

Consolidated operations	$4,155	$984	$2,342	$(5,763)	$3,801	$1,940	$1,620	$13	$184

2007
Retail Products Group	$3,039	$(62)	$810	$(381)	$820	$1,160	$404	$—	$—
Retirement Plans	238	4	355	(41)	249	170	58	—	—
Institutional Solutions Group	252	990	1,227	(187)	2,066	183	23	—	—
Individual Life	827	(56)	331	(27)	510	185	117	3	—
Other	114	107	334	(304)	337	134	2	8	—

Consolidated operations	$4,470	$983	$3,057	$(934)	$3,982	$1,832	$605	$11	$—

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

SCHEDULE IV

REINSURANCE

					Percent-
			Assumed		age of
		Ceded to	from		Amount
	Gross	Other	Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net
	(In millions)

For the year ended December 31, 2009
Life insurance in force	$356,432	145,639	2,157	212,951	1.01%

Insurance Revenues

Life insurance and annuities	$4,581	628	70	4,023	—

Accident and health insurance	338	232	—	106	—

Total insurance Revenues	4,919	860	70	4,129	1.50%

For the year ended December 31, 2008
Life insurance in force	$353,030	$142,912	$2,264	$212,382	1.07%

Insurance Revenues
Life insurance and annuities	$5,467	$446	$48	$5,069	0.9%
Accident and health insurance	305	236	—	69	1.19%

Total insurance Revenues	$5,773	$682	$48	$5,139	0.9%

For the year ended December 31, 2007
Life insurance in force	$346,205	$147,021	$2,349	$201,533	1.2%

Insurance Revenues
Life insurance and annuities	$5,829	$451	$9	$5,387	0.2%
Accident and health insurance	306	243	4	67	6.0%

Total insurance Revenues	$6,134	$694	$13	$5,453	0.2%

SCHEDULE V

VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
		Charged to		Write-
	Balance	Costs and	Translation	offs/Payments/	Balance,
	January 1	Expenses	Adjustment	Other	December 31

2009
Accumulated depreciation of property and equipment	$11	$1	$—	$2	$14
Valuation allowance on deferred tax asset	$49	$31	$—	$—	$80
Valuation allowance on mortgage loans	$13	$292	$—	$(45)	$260
2008
Valuation allowance on deferred tax asset	$19	$30	$—	$—	$49
Valuation allowance on mortgage loans	$—	$13	$—	$—	$13
2007
Valuation allowance on deferred tax asset	$20	$(1)	$—	$—	$19

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARTFORD LIFE INSURANCE COMPANY

/s/ Ernest M. McNeill, Jr.
Ernest M. McNeill, Jr.
Senior Vice President and Chief Accounting Officer

Date: February 23, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John C. Walters John C. Walters	Chairman, President, Chief Executive Officer	February 23, 2010

/s/ Glenn D. Lammey Glenn D. Lammey	Executive Vice President, Chief Financial Officer and Director	February 23, 2010

/s/ Ernest M. McNeill, Jr. Ernest M. McNeill, Jr.	Senior Vice President and Chief Accounting Officer	February 23, 2010

/s/ Gregory McGreevey Gregory McGreevey	Chief Investment Officer, Executive Vice President and Director	February 23, 2010

II-1

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

FORM 10-K
For the Fiscal Year Ended December 31, 2009

EXHIBITS INDEX

Exhibit #

3.01	Restated Certificate of Incorporation of Hartford Life Insurance Company was filed as Exhibit 3.01 to Hartford Life Insurance Company’s Form 10-K filed for the year ended December 31, 2008 and is incorporated herein by reference.
3.02	By-Laws of Hartford Life Insurance Company was filed as Exhibit 3.02 to Hartford Life Insurance Company’s Form 10-K filed for the year ended December 31, 2008 and is incorporated herein by reference.
4.01	Restated Certificate of Incorporation and By-Laws of Hartford Life Insurance Company (included as Exhibits 3.01 and 3.02, respectively).
10.01	Management Agreement among Hartford Life Insurance Company, certain of its affiliates and Hartford Investment Services, Inc. was filed as Exhibit 10.4 to Hartford Life, Inc.’s Form 10-Q filed for the quarter ended June 30, 1997 (File No. 1-12749) and is incorporated herein by reference.
10.02	Management Agreement between Hartford Life Insurance Company and The Hartford Investment Management Company was filed as Exhibit 10.3 to Hartford Life, Inc.’s Form 10-Q filed for the quarter ended June 30, 1997 (File No. 1-12749) and is incorporated herein by reference.
12.01	Computation of Ratio of Earnings to Fixed Charges is filed herewith.
23.01	Consent of Deloitte & Touche, LLP, filed herewith.
31.02	Certification of John C. Walters, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.03	Certification of Glenn D. Lammey, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.02	Certification of John C. Walters, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.03	Certification of Glenn D. Lammey, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

II-2