Form 10-Q
period 2010-03-31
HARTFORD LIFE INSURANCE CO
filed 2010-04-29
CIK 45947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
As of April 29, 2010 there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant, all of which were directly owned by Hartford Life and Accident Insurance Company. The Hartford Financial Services Group, Inc. is the ultimate parent of the registrant.
The registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format

Forward - Looking Statements
Certain of the statements contained herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “projects,” and similar references to future periods.
Forward-looking statements are based on our current expectations and assumptions regarding economic, competitive and legislative developments. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. They have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon Hartford Life Insurance Company (“the Company”). Future developments may not be in line with management’s expectations or have unanticipated effects. Actual results could differ materially from expectations, depending on the evolution of various factors, including those set forth in Part Ii, Item 1A. These important risks and uncertainties include:
•	significant risks and uncertainties related to the Company’s current operating environment, which reflects continued volatility in financial markets, constrained capital and credit markets and uncertainty about the timing and strength of an economic recovery and the impact of governmental budgetary and regulatory initiatives and whether management’s initiatives to address these risks will be effective;
•	risks associated with our continued execution of steps to realign our business and reposition our investment portfolio, including the potential need to adjust our plans to take other restructuring actions, such as divestitures;
•	market risks associated with our business, including changes in interest rates, credit spreads, equity prices, foreign exchange rates, as well as challenging or deteriorating conditions in key sectors such as the commercial real estate market, that have pressured our results and are expected to continue to do so in 2010;
•	volatility in our earnings resulting from our recent adjustment of our risk management program to emphasize protection of statutory surplus;
•	the impact on our statutory capital of various factors, including many that are outside the Company’s control, which can in turn affect our credit and financial strength ratings, cost of capital, regulatory compliance and other aspects of our business and results;
•	risks to our business, financial position, prospects and results associated with negative ratings actions or downgrades in the Company’s financial strength and credit ratings or negative rating actions or downgrades relating to our investments;
•	the potential for differing interpretations of the methodologies, estimations and assumptions that underlie the valuation of the Company’s financial instruments that could result in changes to investment valuations;
•	the subjective determinations that underlie the Company’s evaluation of other-than-temporary impairments on available-for-sale securities;
•	losses due to nonperformance or defaults by others;
•	the potential for further acceleration of deferred policy acquisition cost amortization;
•	the potential for further impairments of our goodwill or the potential for establishing valuation allowances against deferred tax assets;
•	the possible occurrence of terrorist attacks and the Company’s ability to contain its exposure, including the effect of the absence or insufficiency of applicable terrorism legislation on coverage;
•	the possibility of a pandemic or other man-made disaster that may adversely affect the Company’s businesses and cost and availability of reinsurance;
•	weather and other natural physical events, including the severity and frequency of storms, hail, snowfall and other winter conditions, natural disasters such as hurricanes and earthquakes, as well as climate change, including effects on weather patterns, greenhouse gases, sea, land and air temperatures, sea levels, rain and snow;
•	the response of reinsurance companies under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect the Company against losses;
•	the possibility of unfavorable loss development;
•	actions by our competitors, many of which are larger or have greater financial resources than we do;
•	the restrictions, oversight, costs and other consequences of our parent, The Hartford Financial Services Group, Inc. (“The Hartford”), being a savings and loan holding company, including from the supervision, regulation and examination by the Office of Thrift Supervision (the “OTS”), and arising from our participation in the Capital Purchase Program (the “CPP”), under the Emergency Economic Stabilization Act of 2008, certain elements of which will continue to apply to The Hartford for so long as the U.S. Department of the Treasury (“Treasury”), holds the warrant or shares of The Hartford’s common stock received on exercise of the warrant that The Hartford issued to Treasury as part of its participation in the CPP even after The Hartford’s repurchase of the preferred stock issued in connection therewith;

•	unfavorable judicial or legislative developments;
•	the potential effect of domestic and foreign regulatory developments, including those that could adversely impact the demand for the Company’s products, operating costs and required capital levels, including changes to statutory reserves and/or risk-based capital requirements related to secondary guarantees under universal life and variable annuity products;
•	the Company’s ability to distribute its products through distribution channels, both current and future;
•	the uncertain effects of emerging claim and coverage issues;
•	the ability of the Company’s subsidiaries to pay dividends to the Company;
•	the Company’s ability to maintain the availability of its systems and safeguard the security of its data in the event of a disaster or other unanticipated events;
•	the risk that our framework for managing business risks may not be effective in mitigating risk and loss to us that could adversely affect our business;
•	the potential for difficulties arising from outsourcing relationships;
•	the impact of potential changes in federal or state tax laws, including changes affecting the availability of the separate account dividend received deduction;
•	the impact of potential changes in accounting principles and related financial reporting requirements;
•	the Company’s ability to protect its intellectual property and defend against claims of infringement; and
•	other factors described in such forward-looking statements.
Any forward-looking statement made by us in this document speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item I. FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of
Hartford Life Insurance Company
Hartford, Connecticut
We have reviewed the accompanying condensed consolidated balance sheet of Hartford Life Insurance Company and subsidiaries (the “Company”) as of March 31, 2010, and the related condensed consolidated statements of operations, changes in stockholder’s equity, and cash flows for the three-month periods ended March 31, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2009, and the related consolidated statements of operations, changes in stockholder’s equity, and cash flows for the year then ended (not presented herein); and in our report dated February 23, 2010, (which report includes an explanatory paragraph relating to the Company’s change in its method of accounting and reporting for other-than-temporary impairments in 2009 and for the fair value measurement of financial instruments in 2008), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2009 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
DELOITTE & TOUCHE LLP
Hartford, Connecticut
April 29, 2010

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months ended
	March 31,
(In millions)	2010	2009
	(Unaudited)

Revenues
Fee income and other	$960	$964
Earned premiums	55	240
Net investment income (loss)
Securities available-for-sale and other	637	593
Equity securities, trading	118	(111)
Total net investment income	755	482
Net realized capital gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(316)	(179)
OTTI losses recognized in other comprehensive income	179	—

Net OTTI losses recognized in earnings	(137)	(179)
Net realized capital gains (losses), excluding net OTTI losses recognized in earnings	(377)	1,642

Total net realized capital gains (losses)	(514)	1,463
Total revenues	1,256	3,149

Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	727	1,663
Benefits, loss and loss adjustment expenses — returns credited on International unit-linked bonds and pension products	118	(111)
Insurance operating costs and other expenses	333	438
Amortization of deferred policy acquisition costs and present value of future profits	68	1,532
Dividends to policyholders	2	7

Total benefits, losses and expenses	1,248	3,529

Income (loss) before income tax expense (benefit)	8	(380)
Income tax expense (benefit)	16	(172)

Net income (loss)	(8)	(208)
Less: Net (income) loss attributable to the noncontrolling interest	(2)	(5)
Net income (loss) attributable to shareholder	$(10)	$(213)

See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31,	December 31,
(In millions, except for share data)	2010	2009
	(Unaudited)

Assets
Investments
Fixed maturities, available for sale, at fair value (amortized cost of $46,108 and $44,284) (includes variable interest entity assets , at fair value, of $953 as of March, 31, 2010)	$43,469	$40,403
Equity securities, held for trading, at fair value (cost of $2,137 and $2,359)	2,331	2,443
Equity securities, available-for-sale, at fair value (cost of $341 and $447)	338	419
Mortgage loans (net of allowance for loan losses of $131 and $260)	3,783	4,304
Policy loans, at outstanding balance	2,125	2,120
Limited partnership and other alternative investments (includes variable interest entity assets of $27 as of March 31, 2010)	751	759
Other investments	710	338
Short-term investments	3,631	5,128

Total investments	57,138	55,914
Cash	815	793
Premiums receivable and agents’ balances, net	63	69
Reinsurance recoverables, net	2,778	3,140
Deferred policy acquisition costs and present value of future profits	5,435	5,779
Deferred income taxes, net	2,690	3,066
Goodwill	470	470
Other assets	1,915	1,709
Separate account assets	160,184	150,380

Total assets	$231,488	$221,320

Liabilities
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	11,319	11,318
Other policyholder funds and benefits payable	42,937	43,526
Other policyholder funds and benefits payable — International unit-linked bonds and pension products	2,306	2,419
Consumer notes	834	1,136
Other liabilities (including variable interest entity liabilities of $488 as of March 31, 2010)	7,092	6,245
Separate account liabilities	160,184	150,380

Total liabilities	$224,672	$215,024

Commitments and Contingencies (Note 9)
Equity
Common stock - 1,000 shares authorized, issued and outstanding, par value $5,690	6	6
Capital surplus	8,460	8,457
Accumulated other comprehensive loss, net of tax	(1,378)	(1,941)
Retained earnings	(272)	(287)

Total stockholder’s equity	6,816	6,235

Noncontrolling interest	—	61

Total equity	6,816	6,296

Total liabilities and stockholder’s equity	$231,488	$221,320

See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements Of Changes In Equity

	Accumulated Other
	Comprehensive Income (Loss)
			Net
			Unrealized
			Capital	Net (Loss)
			Gains	Gain On
			(Losses)	Cash Flow	Foreign
		Additional	On	Hedging	Currency			Non-
(Unaudited)	Common	Paid In	Securities,	Instruments,	Translation	Retained	Total	Controlling	Total
(In millions)	Stock	Capital	Net of Tax	Net of Tax	Adjustments	Earnings	S.E.	Interest	Equity

Three months ended March 31, 2010
Balance, December 31, 2009	$6	$8,457	$(2,039)	$148	$(50)	$(287)	$6,235	$61	$6,296
Comprehensive income
Net income (loss)						(10)	(10)		(10)
Other comprehensive income, net of tax (1)
Net change in unrealized capital losses on securities (2)			559				559		559
Net gains (losses) on cash flow hedging instruments				51			51		51
Cumulative translation adjustments					(47)		(47)		(47)

Total other comprehensive income (loss)							563		563
Total comprehensive income (loss)							553		553

Capital contribution from parent		3					3		3
Dividends declared						—	—		—
Cumulative effect of accounting changes, net of DAC and tax						25	25		25

Change in noncontrolling interest ownership								(63)	(63)

Noncontrolling income (loss)								2	2

Balance, March 31, 2010	$6	$8,460	$(1,480)	$199	$(97)	$(272)	$6,816	$—	$6,816

Three months ended March 31, 2009
Balance, December 31, 2008	$6	$6,157	$(4,806)	$440	$(165)	$1,446	$3,078	$165	$3,243
Comprehensive income
Net income (loss)						(213)	(213)		(213)
Other comprehensive income, net of tax (1)
Net change in unrealized capital gains on securities (2)			(67)				(67)		(67)
Net losses on cash flow hedging instruments				(24)			(24)		(24)
Cumulative translation adjustments					(2)		(2)		(2)

Total other comprehensive income (loss)							(93)		(93)
Total comprehensive income (loss)							(306)		(306)

Capital contribution from parent		380					380		380
Dividends declared						(38)	(38)		(38)
Cumulative effect of accounting changes, net of tax						—	—		—

Change in noncontrolling interest ownership								(73)	(73)

Noncontrolling income (loss)								5	5

Balance, March 31, 2009	$6	$6,537	$(4,873)	$416	$(167)	$1,195	$3,114	$97	$3,211

(1)	Net change in unrealized capital gains on securities is reflected net of tax benefit and other items of $(301) and $36 for the three months ended March 31, 2010 and 2009, respectively. There is no tax effect on cumulative translation adjustments.

(2)	There were reclassification adjustments for after-tax gains (losses) realized in net income of $(83) and $(55) for the three months ended March 31, 2010 and 2009, respectively.
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
(In millions)	2010	2009
	(Unaudited)
Operating Activities
Net income (loss)	$(8)	$(208)
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	68	1,532
Additions to deferred policy acquisition costs and present value of future profits	(134)	(192)
Change in:
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	42	1,278
Reinsurance recoverables	(9)	(546)
Receivables and other assets	(332)	(97)
Payables and accruals	159	(134)
Accrued and deferred income taxes	70	365
Net realized capital losses	515	(1,463)
Net receipts from investment contracts related to policyholder funds — International unit-linked bonds and pension products	(111)	109
Net increase in equity securities held for trading	108	(109)
Depreciation and amortization	43	17
Other, net	(28)	(15)

Net cash provided by (used for) operating activities	383	537

Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities and short-term investments, available-for-sale	5,520	17,652
Equity securities, available-for-sale	68	57
Mortgage loans	496	20
Partnerships	40	80
Payments for the purchase of:
Fixed maturities and short-term investments, available-for-sale	(5,720)	(18,588)
Equity securities, available-for-sale	(6)	(7)
Mortgage loans	(2)	(12)
Partnerships	(27)	(43)
Derivatives, net	(253)	591
Purchase price of business acquired		(8)
Change in policy loans, net	(5)	6
Change in payables for collateral under securities lending, net		(796)
Change in all other, net		(69)

Net cash provided by (used for) investing activities	111	(1,117)

Financing Activities
Deposits and other additions to investment and universal life-type contracts	5,670	2,298
Withdrawals and other deductions from investment and universal life-type contracts	(7,826)	(3,483)
Net transfers from (to) separate accounts related to investment and universal life-type contracts	2,009	1,740
Capital Contributions (1)		293
Dividends paid (1)		(38)
Net issuances/(Repayments) at maturity or settlement of consumer notes	(302)	(149)

Net cash provided by (used for) financing activities	(449)	661

Impact of foreign exchange	(11)	(2)
Net increase (decrease) in cash	34	79

Cash — beginning of period	781	661

Cash — end of period	$815	$740

Supplemental Disclosure of Cash Flow Information:
Net Cash Paid (Received) During the Period For:
Income taxes	$(43)	$(538)
Supplemental schedule of noncash operating and financing activities:

(1)	For the three months ended March 31, 2010, there were no noncash net dividends and $3 of capital contributions made or received. For the three months ended March 31, 2009, the Company made noncash net dividends of $4 to its parent company related to the guaranteed minimum income and accumulation benefit reinsurance agreements with Hartford Life Insurance K.K. (“HLIKK”) and received a noncash asset capital contribution of $87 from its parent during the three months ended March 31, 2009.
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
The accompanying condensed consolidated financial statements and notes as of March 31, 2010, and for the three months ended March 30, 2010 and 2009 are unaudited. These financial statements reflect all adjustments (consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in The Company’s 2009 Form 10-K Annual Report. The results of operations for the interim periods should not be considered indicative of the results to be expected for the full year.
Consolidation
The Condensed Consolidated Financial Statements include the accounts of Hartford Life Insurance Company, companies in which the Company directly or indirectly has a controlling financial interest and those variable interest entities (“VIEs”) in which the Company is required to consolidate. Entities in which HLIC has significant influence over the operating and financing decisions but are not required to consolidate are reported using the equity method. For further information on VIEs, see Note 4. Material intercompany transactions and balances between HLIC and its subsidiaries have been eliminated.
Reclassifications
Certain reclassifications have been made to prior period financial information to conform to the current period classifications.
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
The most significant estimates include those used in determining estimated gross profits used in the valuation and amortization of assets and liabilities associated with variable annuity and other universal life-type contracts; evaluation of other-than-temporary impairments on available-for-sale securities and valuation allowances on investments; living benefits required to be fair valued; goodwill impairment; valuation of investments and derivative instruments, valuation allowance on deferred tax assets; and contingencies relating to corporate litigation and regulatory matters. Certain of these estimates are particularly sensitive to market conditions, and deterioration and/or volatility in the worldwide debt or equity markets could have a material impact on the Consolidated Financial Statements.
Significant Accounting Policies
For a description of significant accounting policies, see Note 1 of the Notes to Consolidated Financial Statements included in HLIC’s 2009 Form 10-K Annual Report, which should be read in conjunction with these accompanying Condensed Consolidated Financial Statements.
Adoption of New Accounting Standards
Variable Interest Entities
In June 2009, the Financial Accounting Standards Board (“FASB”) updated the guidance which amends the consolidation requirements applicable to variable interest entities (“VIE”). Under this new guidance, an entity would consolidate a VIE when the entity has both (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. The FASB also issued an amendment to this guidance in February 2010 which defers application of this guidance to certain entities that apply specialized accounting guidance for investment companies. The Company adopted this guidance on January 1, 2010. As a result of adoption, in addition to those VIEs the Company consolidates under the previous guidance, the Company consolidated a Company sponsored Collateralized Debt Obligation (“CDO”) electing the fair value option, and a Company sponsored Collateralized Loan Obligation, at carrying values carried forward as if the Company had been the primary beneficiary from the date the Company entered into the VIE arrangement. The Company believes this will reflect a consolidated balance sheet which more appropriately reflects the economics of the entity. The impact on the Company’s Condensed Consolidated Balance Sheet as a result of adopting this guidance is an increase in assets of $432, an increase in liabilities of $406, and in increase in January 1, 2010 retained earnings, net of tax, of $26. The Company has investments in mutual funds, limited partnerships and other alternative investments including hedge funds, mortgage and real estate funds, mezzanine debt funds, and private equity and other funds which may be VIEs. The accounting for these investments will remain unchanged as they fall within the scope of the deferral of this new consolidation guidance. See Note 4 for further discussion.
Future Adoption of New Accounting Standards
Embedded Credit Derivatives
In March 2010, the FASB issued guidance clarifying the scope exception for credit derivatives embedded within structured securities which may result in bifurcation of these credit derivatives. Embedded credit derivatives resulting only from subordination of one financial instrument to another continue to qualify for the exemption. As a result, entities that have investments with an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. Upon adoption, an entity may irrevocably elect the fair value option, with changes in fair value measurement recognized in earnings, rather than bifurcate the embedded credit derivative. The guidance is effective, on a prospective basis only, for fiscal years and interim periods within those fiscal years, beginning on or after June 15, 2010. The Company will adopt this guidance for the interim period ending on September 30, 2010. The Company has not yet determined the effect of the adoption of this guidance on the Company’s Condensed Consolidated Financial Statements.
Income Taxes
The effective tax rate for the three months ended March 31, 2010 and 2009 was 262% and 45%, respectively. In 2010, the rate reflected tax expense on pre-tax income and in 2009 the rate reflected a tax benefit on pre-tax losses. In 2010, the principal causes of the difference between the effective rate and the U.S. statutory rate of 35% were a low pre-tax income coupled with a valuation allowance on deferred tax benefits related to certain realized losses that significantly increased the rate above 35%, which was partially offset by the separate account dividends received deduction (“DRD”). In 2009, the principal cause of the rate differential was DRD, which increased the tax benefit on the pre-tax loss.
The separate account DRD is estimated for the current year using information from the prior year-end, adjusted for current year equity market performance and other appropriate factors, including estimated levels of corporate dividend payments. The actual current year DRD can vary from estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distribution from these mutual funds, amounts of short-term capital gains at the mutual fund level and the Company’s taxable income before the DRD. Given recent financial markets’ volatility, the Company is reviewing its DRD computations on a quarterly basis. The Company recorded benefits related to the separate account DRD of $39 and $38 in the three months ended March 31, 2010 and 2009 respectively.
The Company’s federal income tax returns are routinely audited by the Internal Revenue Service(“IRS”) as part of the Hartford’s consolidated tax return. Audits have been concluded for all years through 2006. The audit of 2007 and 2008 is expected to commence in the second quarter of 2010. In addition, the Company is working with the IRS on a possible settlement of a DRD issue related to prior periods which, if settled, may result in the booking of tax benefits. Such benefits are not expected to be material to the statement of operations
The Company has recorded a deferred tax asset valuation allowance that is adequate to reduce the total deferred tax asset to an amount that will more likely than not be realized. In assessing the need for a valuation allowance, management considered future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, and taxable income in prior carry back years, as well as tax planning strategies that include holding debt securities with market value losses until recovery, selling appreciated securities to offset capital losses, and sales of certain corporate assets. Such tax planning strategies are viewed by management as prudent and feasible and will be implemented if necessary to realize the deferred tax asset. An increase in interest rates can also impact the Company’s tax planning strategies and in particular the Company’s ability to utilize tax benefits to offset certain previously recognized realized capital losses. Realized losses on investment securities during the first three months of 2010 resulted in the recognition of a valuation allowance of $56. At March 31, 2010 if the Company were to follow a “separate entity” approach, it would have recorded an additional valuation allowance of $347 related to realized capital losses. In addition, the current tax benefit related to any of the Company’s tax attributes realized by virtue of its inclusion in The Hartford’s consolidated tax return would have recorded directly to surplus rather than income. These benefits would be $81 and $58 for the three months ended March 31, 2010 and 2009, respectively

2. Segment Information
Effective for first quarter 2010 reporting, Life made changes to its segments as described below. Life changed its reporting structure to realign mutual funds businesses into Retirement from Global Annuity – U.S (formerly the Retail Products Group or “Retail”). In addition, certain fee revenue and commission expenses associated with sales of non-proprietary products by a subsidiary broker-dealer have been moved from Global Annuity – U.S. to Other, with no impact on net income in either Global Annuity – U.S. or Other. The impact of these changes on the annual periods presented in Hartford Life Insurance Company’s 2009 Annual Report Form 10-K, which annual periods are not contained in the accompanying interim financial statements, is disclosed in the following tables:
Revenues – Total earned premiums, fees and other considerations

	As Reported in the	Realignment of	Movement of	Segment
	2009 Annual Report	Mutual Fund	Non-Proprietary	Results,
	on Form 10-K	Businesses	Product Results	As Revised

For the year ended December 31, 2009
Global Annuity – U.S. (formerly Retail)	$2,110	$(437)	$(124)	$1,549
Retirement	324	437	—	761
Life- Other	292	—	124	416

For the year ended December 31, 2008
Global Annuity – U.S. (formerly Retail)	$2,677	$(589)	$(150)	$1,938
Retirement	338	589	—	927
Life- Other	285	—	150	435

For the year ended December 31, 2007
Global Annuity – U.S. (formerly Retail)	$2,977	$(611)	$(140)	$2,226
Retirement	242	611	—	853
Life-Other	221	—	140	361
Net Income (loss)

	As Reported in the	Realignment of	Segment
	2009 Annual Report	Mutual Fund	Results,
	on Form 10-K	Businesses	As Revised

For the year ended December 31, 2009
Global Annuity – U.S. (formerly Retail)	$(1,929)	$(33)	$(1,962)
Retirement	(222)	33	(189)

For the year ended December 31, 2008
Global Annuity – U.S. (formerly Retail)	$(1,248)	$(36)	$(1,284)
Retirement	(157)	36	(121)

For the year ended December 31, 2007
Global Annuity – U.S. (formerly Retail)	$809	$(64)	$745
Retirement	61	64	125
The Company is now organized into four reporting segments: Global Annuity – U.S. (formerly Retail), Individual Life, Retirement and Institutional. Life’s Other category includes: corporate items not directly allocated to any of its reportable operating segments; intersegment eliminations; assumed and ceded reinsurance of death and living benefits from The Hartford’s Japan operations; certain direct group life and group disability insurance that is ceded to an affiliate; as well as revenues and expenses related to the sale of non-proprietary insurance and investment products by the Company’s broker-dealer subsidiaries; as well as other International operations.
Global Annuity – U.S. offers individual variable and fixed market value adjusted (“MVA”) annuities.
Retirement provides products and services to corporations pursuant to Section 401(k) and products and services to municipalities and not-for-profit organizations under Section 457 and 403(b) of the IRS code, as well as Retail mutual funds, Insurance Product mutual funds, Investment - only mutual funds and 529 college savings plans.
Institutional, primarily offers institutional liability products, such as variable Private Placement Life Insurance (“PPLI”) owned by corporations and high net worth individuals and stable value products. Institutional continues to service existing customers of its discontinued businesses, which includes Leveraged PPLI, structured settlements and institutional annuities (primarily terminal funding cases).
Individual Life sells a variety of life insurance products, including variable universal life, universal life and term life.

The accounting policies of the reportable operating segments are the same as those described in the summary of significant accounting policies in Note 1. The Company primarily evaluates performance of its segments based on revenues, net income and the segment’s return on allocated capital. Each operating segment is allocated corporate surplus as needed to support its business.
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
For further discussion of the types of products offered by each segment, see Note 2 of Notes to the Consolidated Financial Statements included in the Company’s 2009 Form 10-K Annual Report filed on February 23, 2010.
The following tables represent summarized financial information concerning the Company’s segments.

	Three Months ended March 31,
Revenues by product line	2010	2009

Revenues
Life
Earned premiums, fees and other considerations
Global Annuity – U.S.
Individual Annuity:
Individual Variable Annuity	404	414
Fixed/MVA Annuity [2]	3	(1)

Total Global Annuity – U.S.	407	413
Individual Life
Variable Life	102	164
Universal Life	99	90
Term Life	10	9

Total Individual Life	211	263
Retirement
401(k)	76	63
403(b)/457	11	10
Mutual funds	121	87
Other [3]	31	3

Total Retirement	239	163
Institutional
Institutional investment products	15	217
PPLI [4]	41	34

Total Institutional	56	251
Other[1]	102	114

Total Life premiums, fees and considerations	1,015	1,204
Net investment income	755	482
Net realized capital gains (losses)	(514)	1,463

Total Life	1,256	3,149

	Three Months ended March 31,
	2010	2009

Net Income (Loss)
Global Annuity – U.S.	106	(746)
Individual Life	16	(21)
Retirement	19	(87)
Institutional	(91)	(177)
Other [1]	(60)	818

Total net income (loss)	(10)	(213)

[1]	As of March 31, 2010 Other segment contains the free standing derivative associated with the GMIB, GMWB and GMAB reinsurance from the Company’s affiliate, HLIKK. Effective October 1, 2009, HLAI entered into a modified coinsurance and coinsurance with funds withheld reinsurance agreement with an affiliated captive reinsurer, which passed the economic risks and rewards related to the reinsured business to the affiliated captive reinsurer through modco adjustments

[2]	Single premium immediate annuities were transferred from Institutional to Global Annuity – U.S. effective January 1, 2010.

[3]	Includes Insurance Product, Investment Only, and Canadian mutual funds transferred in on January 1, 2010 and 529 plan assets.

[4]	Includes leveraged PPLI transferred from Other effective January 1, 2010.

3. Fair Value Measurements
Fair Value Disclosures
The following financial instruments are carried at fair value in the Company’s Condensed Consolidated Financial Statements: fixed maturities and equity securities, available-for-sale (“AFS”), equity securities, trading, short-term investments, freestanding and embedded derivatives, separate account assets and certain other liabilities.
The following section applies the fair value hierarchy and disclosure requirements for the Company’s financial instruments that are carried at fair value. The fair value hierarchy prioritizes the inputs in the valuation techniques used to measure fair value into three broad Levels (Level 1, 2 and 3).

Level 1	Observable inputs that reflect quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. Level 1 securities include highly liquid U.S. Treasuries, money market funds and exchange traded equity and derivative securities.

Level 2	Observable inputs, other than quoted prices included in Level 1, for the asset or liability or prices for similar assets and liabilities. Most debt securities and some preferred stocks are model priced by vendors using observable inputs and are classified within Level 2. Also included in the Level 2 category are derivative instruments that are priced using models with observable market inputs, including interest rate, foreign currency and certain credit default swap contracts and have no significant unobservable market inputs.

Level 3	Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). Level 3 securities include less liquid securities such as highly structured and/or lower quality asset-backed securities (“ABS”), commercial mortgage-backed securities (“CMBS”), commercial real estate (“CRE”) collateralized debt obligations (“CDOs”), residential mortgage-backed securities (“RMBS”) primarily backed by below-prime loans, and private placement securities. Also included in Level 3 are guaranteed product embedded and reinsurance derivatives and other complex derivative securities, including customized GMWB hedging derivatives, equity derivatives, long dated derivatives, swaps with optionality, certain complex credit derivatives and certain other liabilities. Because Level 3 fair values, by their nature, contain unobservable market inputs as there is little or no observable market for these assets and liabilities, considerable judgment is used to determine the Level 3 fair values. Level 3 fair values represent the Company’s best estimate of an amount that could be realized in a current market exchange absent actual market exchanges.
In many situations, inputs used to measure the fair value of an asset or liability position may fall into different levels of the fair value hierarchy. In these situations, the Company will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value. Transfers of securities among the levels occur at the beginning of the reporting period. Transfers between Level 1 and Level 2 were not material for the three months ended March 31, 2010. In most cases, both observable (e.g., changes in interest rates) and unobservable (e.g., changes in risk assumptions) inputs are used in the determination of fair values that the Company has classified within Level 3. Consequently, these values and the related gains and losses are based upon both observable and unobservable inputs. The Company’s fixed maturities included in Level 3 are classified as such as they are primarily priced by independent brokers and/or within illiquid markets (i.e., below-prime RMBS).

These disclosures provide information as to the extent to which the Company uses fair value to measure financial instruments and information about the inputs used to value those financial instruments to allow users to assess the relative reliability of the measurements. The following tables present assets and (liabilities) carried at fair value by hierarchy level.

	March 31, 2010
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$2,079	$—	$1,633	$446
CDOs	2,048	—	41	2,007
CMBS	5,485	—	5,146	339
Corporate	25,861	—	20,128	5,733
Foreign government/government agencies	865	—	824	41
States, municipalities and political subdivisions (“Municipal”)	877	—	613	264
RMBS	3,238	—	2,211	1,027
U.S. Treasuries	3,016	1,149	1,867	—

Total fixed maturities. AFS	43,469	1,149	32,463	9,857
Equity securities, trading	2,331	2,331	—	—
Equity securities, AFS	338	117	184	37
Derivative assets
Credit derivatives	(8)	—	(11)	3
Equity derivatives	3	—	—	3
Foreign exchange	196	—	196	—
Interest rate derivatives	(7)	—	(14)	7
Variable annuity hedging derivatives and macro hedge program	409	4	30	375

Total derivatives assets [1]	593	4	201	388
Short-term investments	3,631	1,369	2,262	—
Reinsurance recoverable for U.S. GMWB and Japan GMWB, GMIB, and GMAB	780	—	—	780
Separate account assets [2]	150,195	115,725	33,515	955

Total assets accounted for at fair value on a recurring basis	$201,337	$120,695	$68,625	$12,017

Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
Guaranteed living benefits	$(3,033)	$—	$—	$(3,033)
Institutional notes	(7)	—	—	(7)
Equity linked notes	(9)	—	—	(9)

Total other policyholder funds and benefits payable	(3,049)	—	—	(3,049)
Derivative liabilities
Credit derivatives	(505)	—	(73)	(432)
Equity derivatives	(4)	—	—	(4)
Foreign exchange	(38)	—	(38)	—
Interest rate derivatives	15	—	28	(13)
Variable annuity hedging derivatives and macro hedge program	(59)	—	(146)	87

Total derivative liabilities [3]	(591)	—	(229)	(362)
Other liabilities	(22)	—	—	(22)
Consumer notes [4]	(5)	—	—	(5)

Total liabilities accounted for at fair value on a recurring basis	$(3,667)	$—	$(229)	$(3,438)

[1]	Includes over-the-counter derivative instruments in a net asset value position which may require the counterparty to pledge collateral to the Company. As of March 31, 2010, $467 of a cash collateral liability was netted against the derivative asset value in the Condensed Consolidated Balance Sheet and is excluded from the table above. See footnote 3 below for derivative liabilities.

[2]	As of March 31, 2010, excludes approximately $10 billion of investment sales receivable that are not subject to fair value accounting.

[3]	Includes over-the-counter derivative instruments in a net negative market value (derivative liability). In the Level 3 roll forward table included below in this Note 3, the derivative asset and liability are referred to as “freestanding derivatives” and are presented on a net basis.

[4]	Represents embedded derivatives associated with non-funding agreement-backed consumer equity-linked notes.

	December 31, 2009
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$1,903	$—	$1,406	$497
CDOs	2,165	—	56	2,109
CMBS	5,365	—	5,096	269
Corporate	23,667	—	18,428	5,239
Foreign government/government agencies	846	—	766	80
Municipal	780	—	562	218
RMBS	3,336	—	2,341	995
U.S. Treasuries	2,341	325	2,016	—

Total fixed maturities, AFS	40,403	325	30,671	9,407
Equity securities, trading	2,443	2,443	—	—
Equity securities, AFS	419	113	274	32
Other investments
Variable annuity hedging derivatives and macro hedge program	212	8	16	188
Other derivatives [1]	8	—	(4)	12

Total other investments	220	8	12	200
Short-term investments	5,128	3,785	1,343	—
Reinsurance recoverable for U.S. guaranteed minimum withdrawal benefit (“GMWB”)[2]	1,108	—	—	1,108
Separate account assets [3]	147,418	112,863	33,593	962

Total assets accounted for at fair value on a recurring basis	$197,139	$119,537	$65,893	$11,709

Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
Guaranteed living benefits	$(3,439)	$—	$—	$(3,439)
Institutional notes	(2)	—	—	(2)
Equity linked notes	(10)	—	—	(10)

Total other policyholder funds and benefits payable	(3,451)	—	—	(3,451)
Other liabilities [4]
Variable annuity hedging derivatives and macro hedge program	158	(2)	(178)	338
Other derivative liabilities	(45)	—	125	(170)

Total other liabilities	113	(2)	(53)	168
Consumer notes [5]	(5)	—	—	(5)

Total liabilities accounted for at fair value on a recurring basis	$(3,343)	$(2)	$(53)	$(3,288)

[1]	Includes over-the-counter derivative instruments in a net asset value position which may require the counterparty to pledge collateral to the Company. At December 31, 2009, $104 of a cash collateral liability was netted against the derivative asset value on the Consolidated Balance Sheet, and is excluded from the table above. See footnote 3 below for derivative liabilities.

[2]	Includes fair value of reinsurance recoverables from an affiliated reinsurer of approximately $761.

[3]	As of December 31, 2009, excludes approximately $3 billion of investment sales receivable that are not subject to fair value accounting.

[4]	Includes over-the-counter derivative instruments in a net negative market value position (derivative liability). In the Level 3 roll forward table included below in this Note, the derivative asset and liability are referred to as “freestanding derivatives” and are presented on a net basis.

[5]	Represents embedded derivatives associated with non-funding agreement-backed consumer equity-linked notes.
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

Available-for-Sale Securities and Short-term Investments
The fair value of AFS securities and short-term investments, in an active and orderly market (e.g. not distressed or forced liquidation) is determined by management after considering one of three primary sources of information: third party pricing services, independent broker quotations or pricing matrices. Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from third party pricing services, the remaining unpriced securities are submitted to independent brokers for prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these three pricing methods include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows and prepayments speeds. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third party pricing services will normally derive the security prices from recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recently reported trades, the third-party pricing services and independent brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Included in the pricing of ABS and RMBS are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates.
Prices from third party pricing services are often unavailable for securities that are rarely traded or are traded only in privately negotiated transactions. As a result, certain securities are priced via independent broker quotations which utilize inputs that may be difficult to corroborate with observable market based data. Additionally, the majority of these independent broker quotations are non-binding. A pricing matrix is used to price securities for which the Company is unable to obtain either a price from a third party pricing service or an independent broker quotation by discounting the expected future cash flows from the security by a developed market discount rate utilizing current credit spreads. Credit spreads are developed each month using market based data for public securities adjusted for credit spread differentials between public and private securities which are obtained from a survey of multiple private placement brokers.
The Company performs a monthly analysis of the prices and credit spreads received from third parties to ensure that the prices represent a reasonable estimate of the fair value. As a part of this analysis, the Company considers trading volume and other factors to determine whether the decline in market activity is significant when compared to normal activity in an active market, and if so, whether transactions may not be orderly considering the weight of available evidence. If the available evidence indicates that pricing is based upon transactions that are stale or not orderly, the Company places little, if any, weight on the transaction price and will estimate fair value utilizing an internal pricing model. This process involves quantitative and qualitative analysis and is overseen by investment and accounting professionals. Examples of procedures performed include, but are not limited to, initial and on-going review of third-party pricing services methodologies, review of pricing statistics and trends, back testing recent trades, and monitoring of trading volumes, new issuance activity and other market activities. In addition, the Company ensures that prices received from independent brokers represent a reasonable estimate of fair value through the use of internal and external cash flow models developed based on spreads, and when available, market indices. As a result of this analysis, if the Company determines that there is a more appropriate fair value based upon the available market data, the price received from the third party is adjusted accordingly. The Company’s internal pricing model utilizes the Company’s best estimate of expected future cash flows discounted at a rate of return that a market participant would require. The significant inputs to the model include, but are not limited to, current market inputs, such as credit loss assumptions, estimated prepayment speeds and market risk premiums.
The Company has analyzed the third party pricing services’ valuation methodologies and related inputs, and has also evaluated the various types of securities in its investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. Most prices provided by third-party pricing services are classified into Level 2 because the inputs used in pricing the securities are market observable. Due to a general lack of transparency in the process that brokers use to develop prices, most valuations that are based on brokers’ prices are classified as Level 3. Some valuations may be classified as Level 2 if the price can be corroborated. Internal matrix priced securities, primarily consisting of certain private placement securities, are also classified as Level 3 due to significant non-observable inputs.
Derivative Instruments, including embedded derivatives within investments
Freestanding derivative instruments are reported in the Condensed Consolidated Balance Sheets at fair value and are reported in other investments and other liabilities. Embedded derivatives are reported with the host instruments in the Condensed Consolidated Balance Sheet. Derivative instruments are fair valued using pricing valuation models, which utilize market data inputs or independent broker quotations. Excluding embedded and reinsurance related derivatives, as of March 31, 2010 and December 31, 2009, 99% and 96%, respectively, of derivatives, based upon notional values, were priced by valuation models, which utilize independent market data. The remaining derivatives were priced by broker quotations. The derivatives are valued using mid-market inputs that are predominantly observable in the market. Inputs used to value derivatives include, but are not limited to, interest swap rates, foreign currency forward and spot rates, credit spreads and correlations, interest and equity volatility and equity index levels. The Company performs a monthly analysis on derivative valuations which includes both quantitative and qualitative analysis. Examples of procedures performed include, but are not limited to, review of pricing statistics and trends, back testing recent trades, analyzing the impacts of changes in the market environment, and review of changes in market value for each derivative including those derivatives priced by brokers.
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
Product Derivatives
The Company currently offers certain variable annuity products with a guaranteed minimum withdrawal benefit (“GMWB”) rider in the U.S., and formerly offered GMWBs in the U.K. The Company has also assumed, through reinsurance, from HLIKK GMIB, GMWB and GMAB. As of October 1, 2009 the Company has subsequently ceded the GMWB and assumed reinsurance from HLIKK to an affiliated captive reinsurer. The GMWB represents an embedded derivative in the variable annuity contract. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host for measurement purposes. The embedded derivative, which is reported with the host instrument in the Condensed Consolidated Balance Sheets, is carried at fair value with changes in fair value reported in net realized capital gains and losses. The Company’s GMWB liability is carried at fair value and reported in other policyholder funds.
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
The reinsurance assumed on the HLIKK, GMIB, GMWB, and GMAB and ceded to an affiliated captive reinsurer meet the characteristics of a free-standing derivative instrument. As a result, the derivative asset or liability is recorded at fair value with changes in the fair value reported in net realized capital gains and losses.
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
During 2009, the Company entered into a reinsurance arrangement with an affiliated captive reinsurer to transfer a portion of its risk of loss associated with direct US GMWB and assumed HLIKK GMIB, GMWB, and GMAB. This arrangement is recognized as a derivative and carried at fair value in reinsurance recoverables. Changes in the fair value of the reinsurance agreement are reported in net realized capital gains and losses. Please see Note 10 for more information on this transaction.
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
The Company recognized the following non-market based assumption updates to the living benefits models for the U.S. and International guaranteed living benefits, net of reinsurance:
•	The relative outperformance of the underlying actively managed funds as compared to their respective indices resulting in a pre-tax realized gain of approximately $8 and $152 for the three months ended March 31, 2010 and 2009, respectively; and

•	Assumption updates, including policyholder behavior assumptions, affected best estimates and margins for a total realized gain before-tax of $0 and $314 for the three months ended March 31, 2010 and 2009, respectively; and

•	Updates to the credit standing adjustment assumption, net of reinsurance, resulting in a pre-tax gain of approximately $33 and $222 in the three months ended March 31, 2010 and 2009, respectively.

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The tables below provide a fair value roll forward for the three months ending March 31, 2010 and 2009, for the financial instruments classified as Level 3.
Roll-forward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the three months ended March 31, 2010:

								Changes in unrealized
	Fair value	Total realized/unrealized		Purchases,			Fair value	gains (losses) included in
	as of	gains (losses) included in:		issuances,	Transfers	Transfers	as of	net income related to
	January 1,	Net		and	in to	out of	March 31,	financial instruments still
Asset (liability)	2010	income [1], [2]	OCI [3]	settlements	Level 3 [4]	Level 3 [4]	2010	held at March 31, 2010 [2]

Assets
Fixed maturities, AFS
ABS	$497	$—	$23	$(9)	$—	$(65)	$446	$—
CDO	2,109	(63)	192	(12)	16	(235)	2,007	(62)
CMBS	269	(60)	68	(5)	67	—	339	(59)
Corporate	5,239	2	105	106	336	(55)	5,733	—
Foreign govt./govt. agencies	80	—	—	(6)	—	(33)	41	—
Municipal	218	—	19	31	—	(4)	264	—
RMBS	995	(12)	80	(24)	—	(12)	1,027	(12)

Fixed maturities, AFS	9,407	(133)	487	81	419	(404)	9,857	(133)
Equity securities, AFS	32	—	4	1	—	—	37	(1)
Derivatives
Credit derivatives	(161)	22	—	—	(290)	—	(429)	23
Equity derivatives	(2)	1	—	—	—	—	(1)	1
Interest rate derivatives	5	—	—	—	—	(11)	(6)	—
Variable annuity hedging derivatives and macro hedge program	526	442	—	(506)	—	—	462	(254)

Total derivatives [5]	368	465	—	(506)	(290)	(11)	26	(230)
Reinsurance recoverable for U.S. GMWB [1]	1,108	(440)	(2)	114	—	—	780	(440)
Separate accounts [6]	962	18		77	6	(108)	955	3

Liabilities
Other policyholder funds and benefits payable [1]
Guaranteed living benefits [7]	$(3,439)	$461	$6	$(61)	$—	$—	$(3,033)	$461
Institutional notes	(2)	(5)	—	—	—	—	(7)	(5)
Equity linked notes	(10)	1	—	—	—	—	(9)	1

Total other policyholder funds and benefits payable [1]	(3,451)	457	6	(61)	—	—	(3,049)	457
Other liabilities	—	—	—	—	(22)	—	(22)	—
Consumer notes	(5)	—	—	—	—	—	(5)	—

[1]	The Company classifies gains and losses on GMWB reinsurance derivatives and Guaranteed Living Benefit embedded derivatives as unrealized gains (losses) for purposes of disclosure in this table because it is impracticable to track on a contract-by-contract basis the realized gains (losses) for these derivatives and embedded derivatives.

[2]	All amounts in these columns are reported in net realized capital gains (losses) except for less than $1, which is reported in benefits, losses and loss adjustment expenses. All amounts are before income taxes and amortization of DAC.

[3]	All amounts are before income taxes and amortization of DAC.

[4]	Transfers in and/or (out) of Level 3 are primarily attributable to changes in the availability of market observable information and re-evaluation of the observability of pricing inputs. Transfers in also include the consolidation of additional VIEs due to the adoption of new accounting guidance on January 1, 2010, as well as the election of fair value option for one of these VIEs.

[5]	Derivative instruments are reported in this table on a net basis for asset/(liability) positions and reported in the Condensed Consolidated Balance Sheet in other investments and other liabilities.

[6]	The realized/unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on net income for the Company.

[7]	The net gain on U.S. GMWB since January 1, 2010 was primarily due to higher equity market valuation and lower implied market volatility.

Roll-forward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the three months ended March 31, 2009

							Changes in unrealized
							gains (losses)
	Fair value	Total realized/unrealized		Purchases,			included in net income
	as of	gains (losses) included in:		issuances,	Transfers in	Fair value	related to financial
	January 1,	Net income		and	and/or (out)	as of	instruments still held at
Asset (Liability)	2009	[1], [2]	OCI [2], [4]	Settlements [8]	of Level 3 [6]	March 31, 2009	March 31, 2009 [1]

Assets
Fixed maturities, AFS
ABS	$429	$(2)	$(32)	$31	$10	$436	$(2)
CDO	1,981	(8)	(137)	(17)	—	1,819	(8)
CMBS	263	—	(21)	—	(83)	159	—
Corporate	4,421	(46)	(66)	179	56	4,544	(21)
Foreign govt./govt. agencies	74	—	(3)	(6)	(13)	52	—
Municipal	155	—	(7)	—	24	172	—
RMBS	1,419	(78)	(217)	(35)	—	1,089	(36)

Fixed maturities, AFS	8,742	(134)	(483)	152	(6)	8,271	(67)
Equity securities, AFS	59	—	—	—	—	59	—
Derivatives [3]
Variable annuity hedging derivatives and macro hedge program	2,774	108	—	(330)	—	2,552	91
Other freestanding derivatives	(234)	(75)	(5)	(1)	(3)	(318)	(67)

Total freestanding derivatives	2,540	33	(5)	(331)	(3)	2,234	24
Reinsurance recoverable for U.S. GMWB and Japan GMWB, GMIB, and GMAB(1),(7)	1,302	(252)	—	8	—	1,058	(252)
Separate accounts [5]	786	(123)	—	87	(111)	639	(85)

Liabilities
Other policyholder funds and benefits payable [1]
Guaranteed living benefits	$(9,206)	$1,813	$249	$(65)	$—	$(7,209)	$1,813
Institutional notes	(41)	16	—	—	—	(25)	16
Equity linked notes	(8)	3	—	—	—	(5)	3

Total other policyholder funds and benefits payable	(9,255)	1,832	249	(65)	—	(7,239)	1,832
Consumer notes	(5)	1	—	—	—	(4)	1

[1]	The Company classifies all the gains and losses on GMWB reinsurance derivatives and GMWB embedded derivatives and reinsured GMWB, GMIB and GMAB free standing derivatives as unrealized gains/losses for purposes of disclosure in this table because it is impracticable to track on a contract-by-contract basis the realized gains/losses for these derivatives and embedded derivatives.

[2]	All amounts in these columns are reported in net realized capital gains (losses) except for $1, which is reported in benefits, losses and loss adjustment expenses. All amounts are before income taxes and amortization of DAC.

[3]	The freestanding derivatives, excluding reinsurance derivatives instruments, are reported in this table on a net basis for asset/(liability) positions and reported on the Condensed Consolidated Balance Sheet in other investments and other liabilities.

[4]	AOCI refers to “Accumulated other comprehensive income” in the Condensed Consolidated Statement of Changes in Stockholders’ Equity. All amounts are before income taxes and amortization of DAC.

[5]	The realized/unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on net income for the Company.

[6]	Transfers in and/or (out) of Level 3 are attributable to a change in the availability of market observable information and re-evaluation of the observability of pricing inputs.

[7]	The net gain on U.S. GMWB since January 1, 2009 was primarily related to liability model assumption updates for withdrawal, lapses and credit standing which totaled $550 pre-tax (8) During July 2008, the Company reinsured, with a third party, U.S. GMWB risks associated with approximately $7.8 billion of account value sold between 2003 and 2006. The reinsurance agreement is an 80% quota-share agreement. The third party’s financial strength is rated A+ by A.M. Best, AA- by Standard and Poor’s and Aa2 by Moody’s. The reinsurance agreement will be accounted for as a freestanding derivative.

[8]	The ‘Purchases, issuances, and settlements’ primarily relates to the receipt of cash on futures and option contracts classified as Level 1 and interest rate, currency and credit default swaps classified as Level 2.

Fair Value Option
The Company has elected the fair value option for one of its consolidated VIEs in order to employ a consistent accounting model for the VIE’s assets and liabilities. The fair value option requires the VIE’s assets and liabilities be reported on the Company’s Condensed Consolidated Balance Sheets at fair value with the changes in fair value reported in net realized capital gains and losses in the Company’s Condensed Consolidated Statements of Operations. The consolidated VIE is an investment vehicle that holds high quality investments, derivative instruments that references third-party corporate credit and issues notes to investors that reflect the credit characteristics of the high quality investments and derivative instruments. The investors inure the risks and rewards associated with the assets of the VIE and have no recourse against the Company. As a result, there has been no adjustment to the market value of the notes for the Company’s own credit risk.
The following table presents the gains and losses recorded for those assets and liabilities accounted using the fair value option:

Three Months Ended
March 31, 2010

Assets
Fixed maturities	$1
Other liabilities
Credit-linked notes	(11)

Total realized capital gains (losses)	$(10)

Included in the Company’s Condensed Consolidated Balance Sheet as of March 31, 2010, are high quality investments of $331 in fixed maturities, and other liabilities comprised of derivative instruments of $283 and notes at fair value of $22 with an outstanding principal balance of $243. Electing the fair value option resulted in lowering other liabilities with an offsetting impact to the cumulative effect adjustment to retained earnings of $232, representing the difference between fair value and outstanding principal of the notes as of January 1, 2010.
Financial Instruments Not Carried at Fair Value
The following presents carrying amounts and fair values of the Company’s financial instruments not carried at fair value and not included in the above fair value discussion as of March 31, 2010 and December 31, 2009.

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets
Policy loans	$2,125	$2,249	$2,120	$2,252
Mortgage loans	3,783	3,449	4,304	3,645

Liabilities
Other policyholder funds and benefits payable [1]	$11,749	11,929	$11,919	$12,101
Consumer notes [2]	827	852	1,131	1,194

[1]	Excludes group accident and health and universal life insurance contracts, including corporate owned life insurance.

[2]	Excludes amounts carried at fair value and included in disclosures above.
The Company has not made any changes in its valuation methodologies for the following assets and liabilities since December 31, 2009.
•	Fair value for policy loans and consumer notes were estimated using discounted cash flow calculations using current interest rates.

•	Fair values for mortgage loans were estimated using discounted cash flow calculations based on current lending rates for similar type loans. Current lending rates reflect changes in credit spreads and the remaining terms of the loans.

•	Other policyholder funds and benefits payable, not carried at fair value, is determined by estimating future cash flows, discounted at the current market rate.
4. Investments and Derivative Instruments
Significant Investment Accounting Policies
Recognition and Presentation of Other-Than-Temporary Impairments
The Company deems debt securities and certain equity securities with debt-like characteristics (collectively “debt securities”) to be other-than-temporarily impaired (“impaired”) if a security meets the following conditions: a) the Company intends to sell or it is more likely than not the Company will be required to sell the security before a recovery in value, or b) the Company does not expect to recover the entire amortized cost basis of the security. If the Company intends to sell or it is more likely than not the Company will be required to sell the security before a recovery in value, a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security. For those impaired debt securities which do not meet the first condition and for which the Company does not expect to recover the entire amortized cost basis, the difference between the security’s amortized cost basis and the fair value is separated into the portion representing a credit other-than-temporary impairment (“impairment”), which is recorded in net realized capital losses, and the remaining impairment, which is recorded in OCI. Generally, the Company determines a security’s credit impairment as the difference between its amortized cost basis and its best estimate of expected future cash flows discounted at the security’s effective yield prior to impairment. The remaining non-credit impairment, which is recorded in OCI, is the difference between the security’s fair value and the Company’s best estimate of expected future cash flows discounted at the security’s effective yield prior to the impairment. The remaining non-credit impairment typically represents current market liquidity and risk premiums. The previous amortized cost basis less the impairment recognized in net realized capital losses becomes the security’s new cost basis. The Company accretes the new cost basis to the estimated future cash flows over the expected remaining life of the security by prospectively adjusting the security’s yield, if necessary.
The Company evaluates whether a credit impairment exists for debt securities by considering primarily the following factors: (a) changes in the financial condition of the security’s underlying collateral, (b) whether the issuer is current on contractually obligated interest and principal payments, (c) changes in the financial condition, credit rating and near-term prospects of the issuer, (d) the extent to which the fair value has been less than the amortized cost of the security and (e) the payment structure of the security. The Company’s best estimate of expected future cash flows used to determine the credit loss amount is a quantitative and qualitative process that incorporates information received from third-party sources along with certain internal assumptions and judgments regarding the future performance of the security. The Company’s best estimate of future cash flows involves assumptions including, but not limited to, various performance indicators, such as historical and projected default and recovery rates, credit ratings, current delinquency rates, loan-to-value ratios and the possibility of obligor re-financing. In addition, for structured securities, the Company considers factors including, but not limited to, commercial and residential property value declines that vary by property type and location and average cumulative collateral loss rates that vary by vintage year. These assumptions require the use of significant management judgment and include the probability of issuer default and estimates regarding timing and amount of expected recoveries which may include estimating the underlying collateral value. In addition, projections of expected future debt security cash flows may change based upon new information regarding the performance of the issuer and/or underlying collateral such as changes in the projections of the underlying property value estimates.
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

Net Realized Capital Gains (Losses)

	Three Months Ended
	March 31,
(Before-tax)	2010	2009

Gross gains on sales	$71	$125
Gross losses on sales	(61)	(398)
Net OTTI losses recognized in earnings	(137)	(179)
Japanese fixed annuity contract hedges, net [1]	(16)	41
Periodic net coupon settlements on credit derivatives/Japan	(4)	(15)
Results of variable annuity hedge program
GMWB derivatives, net	122	590
Macro hedge program	(164)	204

Total results of variable annuity hedge program	(42)	794
GMIB/GMAB/GMWB reinsurance	115	1,096
Coinsurance and modified coinsurance reinsurance contracts	(379)	—
Other, net [2]	(61)	(1)

Net realized capital gains (losses)	$(514)	$1,463

[1]	Relates to derivative hedging instruments, excluding periodic net coupon settlements, and is net of the Japanese fixed annuity product liability adjustment for changes in the dollar/yen exchange spot rate.

[2]	Primarily consists of valuation allowances on mortgage loans, losses on Japan 3Win related foreign currency swaps, changes in fair value on non-qualifying derivatives and other investment gains and losses.
Net realized capital gains and losses from investment sales, after deducting the life and pension policyholders’ share for certain products, are reported as a component of revenues and are determined on a specific identification basis. Net realized capital losses reported for the three months ended March 31, 2010 and 2009 related to AFS impairments and net losses on sales were ($127) and ($452), respectively, and were previously reported as unrealized losses in AOCI. Proceeds from sales of AFS securities totaled $2.4 billion and $15.2 billion, respectively, for the three months ended March 31, 2010 and 2009.
Other-Than-Temporary Impairment Losses
The following table presents a roll-forward of the Company’s cumulative credit impairments on debt securities held as of March 31, 2010.

Credit Impairment

Balance as of January 1, 2010	$(1,632)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	(103)
Securities previously impaired	(33)
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	1
Securities that the Company intends to sell or more likely than not will be required to sell before recovery	—
Securities due to an increase in expected cash flows	4

Balance as of March 31, 2010	$(1,763)

[1]	These additions are included in the net OTTI losses recognized in earnings of $137 in the Condensed Consolidated Statements of Operations, along with impairments on equity securities.
Available-for-Sale Securities

	March 31, 2010					December 31, 2009
	Cost or	Gross	Gross		Non-	Cost or	Gross	Gross		Non-
	Amortized	Unrealized	Unrealized	Fair	Credit	Amortized	Unrealized	Unrealized	Fair	Credit
	Cost	Gains	Losses	Value	OTTI [1]	Cost	Gains	Losses	Value	OTTI [1]

ABS	$2,450	$39	$(410)	$2,079	$(22)	$2,344	$31	$(472)	$1,903	$(26)
CDOs	2,843	39	(834)	2,048	(132)	3,158	19	(1,012)	2,165	(123)
CMBS	6,553	123	(1,191)	5,485	(7)	6,844	76	(1,555)	5,365	(8)
Corporate	25,404	1,143	(686)	25,861	(1)	23,621	985	(939)	23,667	(11)
Foreign govt./govt. agencies	843	38	(16)	865	—	824	35	(13)	846	—
Municipal	1,027	5	(155)	877	—	971	3	(194)	780	—
RMBS	3,766	77	(605)	3,238	(124)	3,965	68	(697)	3,336	(166)
U.S. Treasuries	3,222	7	(213)	3,016	—	2,557	5	(221)	2,341	—

Total fixed maturities	46,108	1,471	(4,110)	43,469	(286)	44,284	1,222	(5,103)	40,403	(334)
Equity securities	341	45	(48)	338	—	447	38	(66)	419	—

Total AFS securities	$46,449	$1,516	$(4,158)	$43,807	$(286)	$44,731	$1,260	$(5,169)	$40,822	$(334)

[1]	Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses as of March 31, 2010 and December 31, 2009.

	March 31, 2010
Contractual Maturity	Amortized Cost	Fair Value

One year or less	$1,044	$1,064
Over one year through five years	10,638	10,994
Over five years through ten years	7,492	7,657
Over ten years	11,322	10,904

Subtotal	30,496	30,619
Mortgage-backed and asset-backed securities	15,612	12,850

Total	$46,108	$43,469

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

	March 31, 2010
	Less Than 12 Months			12 Months or More			Total
	Cost or			Cost or			Cost or
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses

ABS	$269	$240	$(29)	$1,329	$948	$(381)	$1,598	$1,188	$(410)
CDOs	353	295	(58)	2,474	1,698	(776)	2,827	1,993	(834)
CMBS	571	533	(38)	3,848	2,695	(1,153)	4,419	3,228	(1,191)
Corporate	3,669	3,512	(157)	4,114	3,585	(529)	7,783	7,097	(686)
Foreign govt./govt. agencies	310	301	(9)	40	33	(7)	350	334	(16)
Municipal	117	113	(4)	792	641	(151)	909	754	(155)
RMBS	523	482	(41)	1,660	1,096	(564)	2,183	1,578	(605)
U.S. Treasuries	1,179	1,148	(31)	632	450	(182)	1,811	1,598	(213)

Total fixed maturities	6,991	6,624	(367)	14,889	11,146	(3,743)	21,880	17,770	(4,110)
Equity securities	67	56	(11)	155	118	(37)	222	174	(48)

Total securities in an unrealized loss	$7,058	$6,680	$(378)	$15,044	$11,264	$(3,780)	$22,102	$17,944	$(4,158)

	December 31, 2009
	Less Than 12 Months			12 Months or More			Total
	Cost or			Cost or			Cost or
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses

ABS	$278	$230	$(48)	$1,364	$940	$(424)	$1,642	$1,170	$(472)
CDOs	990	845	(145)	2,158	1,291	(867)	3,148	2,136	(1,012)
CMBS	1,207	1,016	(191)	4,001	2,637	(1,364)	5,208	3,653	(1,555)
Corporate	3,434	3,207	(227)	4,403	3,691	(712)	7,837	6,898	(939)
Foreign govt./govt. agencies	316	307	(9)	30	26	(4)	346	333	(13)
Municipal	119	113	(6)	791	603	(188)	910	716	(194)
RMBS	664	600	(64)	1,688	1,055	(633)	2,352	1,655	(697)
U.S. Treasuries	1,573	1,534	(39)	628	446	(182)	2,201	1,980	(221)

Total fixed maturities	8,581	7,852	(729)	15,063	10,689	(4,374)	23,644	18,541	(5,103)
Equity securities	65	49	(16)	246	196	(50)	311	245	(66)

Total securities in an unrealized loss	$8,646	$7,901	$(745)	$15,309	$10,885	$(4,424)	$23,955	$18,786	$(5,169)

As of March 31, 2010, AFS securities in an unrealized loss position, comprised of 2,090 securities, primarily related to CMBS, CDOs and corporate securities primarily within the financial services sector which have experienced significant price deterioration. As of March 31, 2010, 67% of these securities were depressed less than 20% of cost or amortized cost. The decline in unrealized losses during 2010 was primarily attributable to credit spread tightening and declining interest rates. The Company neither has an intention to sell nor does it expect to be required to sell the securities outlined above.

Mortgage Loans

	March 31, 2010			December 31, 2009
	Amortized	Valuation	Carrying	Amortized	Valuation	Carrying
	Cost [1]	Allowance	Value	Cost [1]	Allowance	Value

Agricultural	$339	$(5)	$334	$369	$(3)	$366
Commercial	3,575	(126)	3,449	4,195	(257)	3,938

Total mortgage loans	$3,914	$(131)	$3,783	$4,564	$(260)	$4,304

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.
The following table presents the activity within the Company’s valuation allowance for mortgage loans. Included in the balance as of March 31, 2010 are valuation allowances of $100 on mortgage loans held for sale, which have a carrying value of $426 and are included in mortgage loans in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2010.

	2010	2009

Balance as of January 1	$(260)	$(13)
Additions	(72)	(48)
Deductions	201	1

Balance as of March 31	$(131)	$(60)

Mortgage Loans by Region
	March 31, 2010		December 31, 2009
	Carrying	Percent of	Carrying	Percent of
	Value	Total	Value	Total

East North Central	$73	1.9%	$76	1.8%
Middle Atlantic	501	13.2%	592	13.8%
Mountain	51	1.3%	51	1.2%
New England	339	9.0%	368	8.6%
Pacific	1,062	28.1%	1,102	25.5%
South Atlantic	601	15.9%	615	14.3%
West North Central	21	0.6%	22	0.5%
West South Central	130	3.4%	172	4.0%
Other [1]	1,005	26.6%	1,306	30.3%

Total mortgage loans	$3,783	100.0%	$4,304	100.0%

[1]	Primarily represents multi-regional properties.

Mortgage Loans by Property Type
	March 31, 2010		December 31, 2009
	Carrying	Percent of	Carrying	Percent of
	Value	Total	Value	Total

Agricultural	$334	8.8%	$366	8.5%
Industrial	782	20.7%	784	18.2%
Lodging	275	7.3%	329	7.6%
Multifamily	561	14.8%	582	13.5%
Office	1,026	27.1%	1,387	32.3%
Retail	553	14.6%	602	14.0%
Other	252	6.7%	254	5.9%

Total mortgage loans	$3,783	100.0%	$4,304	100.0%

Variable Interest Entities
The Company is involved with various special purpose entities and other entities that are deemed to be VIEs primarily as a collateral manager and as an investor through normal investment activities, as well as a means of accessing capital. A VIE is an entity that either has investors that lack certain essential characteristics of a controlling financial interest or lacks sufficient funds to finance its own activities without financial support provided by other entities.
The Company performs ongoing qualitative assessments of its VIEs to determine whether the Company has a controlling financial interest in the VIE and therefore is the primary beneficiary. The Company is deemed to have a controlling financial interest when it has both the ability to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. Based on the Company’s assessment, if it determines it is the primary beneficiary, the Company consolidates the VIE in the Company’s Condensed Consolidated Financial Statements.
Consolidated VIEs
The following table presents the carrying value of assets and liabilities, and the maximum exposure to loss relating to the VIEs for which the Company is the primary beneficiary. Creditors have no recourse against the Company in the event of default by these VIEs nor does the Company have any implied or unfunded commitments to these VIEs. The Company’s financial or other support provided to these VIEs is limited to its investment management services. As a result of accounting guidance adopted on January 1, 2010, certain CDO VIEs were consolidated in the current period and are included in the following table, while in prior periods they were reported in the Non-Consolidated VIEs table further below. See Note 1 for further information on the adoption.

	March 31, 2010			December 31, 2009
			Maximum			Maximum
	Total	Total	Exposure	Total	Total	Exposure
	Assets	Liabilities [1]	to Loss [2]	Assets	Liabilities	to Loss [21]

CDOs [3]	$875	$449	$400	$226	$47	$181
Limited partnerships	27	11	16	31	13	18
Other investments [3]	78	28	41	75	40	32

Total	$980	$488	$457	$332	$100	$231

[1]	Included in other liabilities in the Company’s Condensed Consolidated Balance Sheets.

[2]	The maximum exposure to loss represents the maximum loss amount that the Company could recognize as a reduction in net investment income or as a realized capital loss and is the cost basis of the Company’s investment.

[3]	Total assets included in fixed maturities in the Company’s Condensed Consolidated Balance Sheets.
CDOs represent structured investment vehicles for which the Company has a controlling financial interest as it provides collateral management services, earns a fee for those services and also holds investments in the securities issued by these vehicles. Limited partnerships represent a hedge fund for which the Company holds a majority interest in the fund’s securities as an investment. Other investments represent an investment trust for which the Company has a controlling financial interest as it provides investment management services, earns a fee for those services and also holds investments in the securities issued by the trusts.
Non-Consolidated VIEs
The following table presents the carrying value of assets and liabilities, and the maximum exposure to loss relating to significant VIEs for which the Company is not the primary beneficiary. The Company has no implied or unfunded commitments to these VIEs.

	March 31, 2010			December 31, 2009
			Maximum			Maximum
			Exposure			Exposure
	Assets	Liabilities	to Loss	Assets	Liabilities	to Loss

CDOs [1]	$—	$—	$—	$239	$—	$248

Total	$—	$—	$—	$239	$—	$248

[1]	Maximum exposure to loss represents the Company’s investment in securities issued by CDOs at cost.
In addition, the Company, through normal investment activities, makes passive investments in structured securities issued by VIEs for which the Company is not the manager. These structured securities include ABS, CDOs, CMBS and RMBS and are included in the Available-for-Sale Securities table. The Company’s maximum exposure to loss on these structured securities, both VIEs and non-VIEs, is limited to the amount of its investment. The Company has not provided financial or other support with respect to these structured securities other than its original investment. The Company has determined that it is not the primary beneficiary of these structured securities due to the relative size of the Company’s investment in comparison to the principal amount of the structured securities issued by the VIE and the level of credit subordination which reduces the Company’s obligation to absorb losses or right to receive benefits.

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
Forward rate agreements
Forward rate agreements are used to convert interest receipts on floating-rate securities to fixed rates. These derivatives are used to lock in the forward interest rate curve and reduce income volatility that results from changes in interest rates. As of March 31, 2010 the Company does not have any forward rate agreements.
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
Non-qualifying strategies
Interest rate swaps, caps, floors, and futures
The Company uses interest rate swaps, caps, floors, and futures to manage duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of March 31, 2010 and December 31, 2009 the notional amount of interest rate swaps in offsetting relationships was $4.5 billion.
Foreign currency swap and forwards
The Company enters into foreign currency swaps and forwards to convert the foreign currency exposures to U.S. dollars in certain of its foreign denominated fixed maturity investments. The Company also enters into foreign currency forward contracts that convert Euros to Yen in order to economically hedge the foreign currency risk associated with certain assumed Japanese variable annuity products.
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
The following table represents notional and fair value for GMWB hedging instruments.

	Notional Amount		Fair Value
	March 31,	December 31,	March 31,	December 31,
	2010	2009	2010	2009

Customized swaps	$10,751	$10,838	$174	$234
Equity swaps, options, and futures	3,475	2,994	144	9
Interest rate swaps and futures	2,381	1,735	(173)	(191)

Total	$16,607	$15,567	$145	$52

Macro hedge program
The Company utilizes equity options, currency options, and equity futures contracts to partially hedge against a decline in the equity markets or changes in foreign currency exchange rates and the resulting statutory reserve impact primarily arising from guaranteed minimum death benefit (“GMDB”), GMIB and GMWB obligations.
The following table represents notional and fair value for macro hedge program.

	Notional Amount		Fair Value
	March 31,	December 31,	March 31,	December 31,
	2010	2009	2010	2009

Equity options and futures	$15,327	$25,373	$154	$296
Long currency options	2,867	1,000	59	22
Short currency options	3,480	1,075	(8)	—

Total	$21,674	$27,448	$205	$318

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

Coinsurance and modified coinsurance reinsurance contracts
During 2009, a subsidiary entered into a coinsurance with funds withheld and modified coinsurance reinsurance agreement with an affiliated captive reinsurer, which creates an embedded derivative. In addition, provisions of this agreement include reinsurance to cede a portion of direct written U.S. GMWB riders, which is accounted for as an embedded derivative. Additional provisions of this agreement cede variable annuity contract GMAB, GMWB and GMIB riders reinsured by the Company that have been assumed from an affiliate, HLIKK, and is accounted for as a free-standing derivative. Refer to Note 10 “Transactions with Affiliates” for more information on this transaction.
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

	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,
Hedge Designation/ Derivative Type	2010	2009	2010	2009	2010	2009	2010	2009

Cash flow hedges
Interest rate swaps	$8,488	$8,729	$114	$53	$216	$201	$(102)	$(148)
Forward rate agreements	—	3,000	—	—	—	—	—	—
Foreign currency swaps	292	301	(2)	(4)	18	21	(20)	(25)

Total cash flow hedges	8,780	12,030	112	49	234	222	(122)	(173)

Fair value hedges
Interest rate swaps	1,621	1,744	(25)	(21)	13	16	(38)	(37)
Foreign currency swaps	696	696	(39)	(9)	48	53	(87)	(62)

Total fair value hedges	2,317	2,440	(64)	(30)	61	69	(125)	(99)

Non-qualifying strategies
Interest rate contracts
Interest rate swaps, caps, floors, and futures	5,458	5,511	(81)	(79)	172	157	(253)	(236)
Foreign exchange contracts
Foreign currency swaps and forwards	459	484	—	(19)	9	—	(9)	(19)
Japan 3Win related foreign currency swaps	2,514	2,514	(75)	(19)	10	35	(85)	(54)
Japanese fixed annuity hedging instruments	2,227	2,271	274	316	276	319	(2)	(3)
Credit contracts
Credit derivatives that purchase credit protection	1,669	1,887	(16)	(34)	31	36	(47)	(70)
Credit derivatives that assume credit risk [1]	1,210	902	(437)	(176)	2	2	(439)	(178)
Credit derivatives in offsetting positions	3,827	3,591	(60)	(52)	107	114	(167)	(166)
Equity contracts
Equity index swaps, options, and futures	197	221	(16)	(16)	3	3	(19)	(19)
Variable annuity hedge program
GMWB product derivatives [2]	45,935	46,906	(1,680)	(1,991)	—	—	(1,680)	(1,991)
GMWB reinsurance contracts	9,947	10,301	295	347	295	347	—	—
GMWB hedging instruments	16,607	15,567	145	52	373	264	(228)	(212)
Macro hedge program	21,674	27,448	205	318	213	558	(8)	(240)
Other
GMAB, GMWB, and GMIB reinsurance contracts	19,307	19,618	(1,353)	(1,448)	—	—	(1,353)	(1,448)
Coinsurance and modified coinsurance reinsurance contracts	49,115	49,545	485	761	1,102	1,226	(617)	(465)
Total non-qualifying strategies	180,146	186,766	(2,314)	(2,040)	2,593	3,061	(4,907)	(5,101)

Total cash flow hedges, fair value hedges, and non-qualifying strategies	$191,243	$201,236	$(2,266)	$(2,021)	$2,888	$3,352	$(5,154)	$(5,373)

Balance Sheet Location
Fixed maturities, available-for-sale	$143	$170	$(1)	$(8)	$—	$—	$(1)	$(8)
Other investments	32,605	18,049	593	220	927	270	(334)	(50)
Other liabilities	34,092	56,524	(591)	113	564	1,509	(1,155)	(1,396)
Consumer notes	41	64	(5)	(5)	—	—	(5)	(5)
Reinsurance recoverables	57,479	58,380	780	1,108	1,397	1,573	(617)	(465)
Other policyholder funds and benefits payable	66,883	68,049	(3,042)	(3,449)	—	—	(3,042)	(3,449)

Total derivatives	$191,243	$201,236	$(2,266)	$(2,021)	$2,888	$3,352	$(5,154)	$(5,373)

[1]	The derivative instruments related to these hedging strategies are held for other investment purposes.

[2]	These derivatives are embedded within liabilities and are not held for risk management purposes.
Change in Notional Amount

The decrease in notional amount of derivatives since December 31, 2009, was primarily due to the following:
•	The notional amount related to the macro hedge program declined $5.8 billion primarily due to the expiration of certain equity index options during January of 2010.
•	The Company terminated $3.0 billion notional of forward rate agreements. The $3.0 billion notional was comprised of a series of one month forward contracts that were hedging the variability of cash flows related to coupon payments on $250 of variable rate securities for consecutive monthly periods during 2010.
Change in Fair Value
The change in the total fair value of derivative instruments since December 31, 2009, was primarily due to the following:
•	The fair value related to credit derivatives that assume credit risk decreased as a result of the Company adopting new accounting guidance related to the consolidation of VIEs, see Adoption of New Accounting Standards in Note 1. As a result of this new guidance, the Company has consolidated a Company sponsored CDO that included credit default swaps with a notional amount of $353 and a fair value of ($283) as of March 31, 2010. These swaps reference a standard market basket of corporate issuers.
•	The decrease in the fair value of the macro hedge program is primarily due to higher equity market valuation, lower implied market volatility, and time decay.
•	Under an internal reinsurance agreement with an affiliate, the increases in fair value associated with the GMAB, GMWB, and GMIB reinsurance along with a portion of the GMWB related derivatives are ceded to the affiliated reinsurer and result in an offsetting decrease in fair value of the coinsurance and modified coinsurance reinsurance contracts.
•	The net improvement in the fair value of GMWB related derivatives is primarily due to lower implied market volatility and the relative outperformance of the underlying actively managed funds as compared to their respective indices, partially offset by trading costs given actual volatility in equity markets.
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
The following table presents the components of the gain or loss on derivatives that qualify as cash flow hedges:

Derivatives in Cash Flow Hedging Relationships
			Net Realized Capital Gains
	Gain (Loss) Recognized in		(Losses) Recognized in
	OCI on Derivative		Income on Derivative
	(Effective Portion)		(Ineffective Portion)
	2010	2009	2010	2009

Interest rate swaps	$77	$(57)	$—	$(1)
Foreign currency swaps	4	(1)	—	15

Total	$81	$(58)	$—	$14

Derivatives in Cash Flow Hedging Relationships For The Three Months Ended March 31,
	Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
	Location	2010	2009

Interest rate swaps	Net investment income	$7	$6
Foreign currency swaps	Net realized capital gain/(loss)	(5)	(32)
Foreign currency swaps	Net investment income	—	1

Total		$2	$(25)

For the three months ended March 31, 2010, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $24. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for forecasted transactions, excluding interest payments on existing variable-rate financial instruments) is three years.

During the three months ended March 31, 2010, the Company has less than $1 of net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring. For the three months ended March 31, 2009, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
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
The Company recognized in income gains (losses) representing the ineffective portion of fair value hedges as follows:

Derivatives in Fair-Value Hedging Relationships
	Gain or (Loss) Recognized in Income [1]
	Derivative		Hedge Item
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Interest rate swaps
Net realized capital gain/(loss)	$(12)	$17	$10	$(17)
Benefits, losses and loss adjustment expenses	5	(16)	(5)	17
Foreign currency swaps
Net realized capital gain/(loss)	(29)	(16)	29	16
Benefits, losses and loss adjustment expenses	(1)	5	1	(5)

Total	$(37)	$(10)	$35	$11

[1]	The amounts presented do not include the periodic net coupon settlements of the derivative or the coupon income (expense) related to the hedged item. The net of the amounts presented represents the ineffective portion of the hedge.
Non-qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized capital gains or losses. The following table presents the gain or loss recognized in income on non-qualifying strategies:

Derivatives Used in Non-Qualifying Strategies
Gain or (Loss) Recognized within Net Realized Capital Gains and Losses
	Three Months Ended
	March 31,
	2010	2009

Interest rate contracts
Interest rate swaps, caps, floors, and forwards	$—	$15
Foreign exchange contracts
Foreign currency swaps and forwards	16	(14)
Japan 3Win related foreign currency swaps [1]	(56)	(229)
Japanese fixed annuity hedging instruments [2]	(19)	(168)
Credit contracts
Credit derivatives that purchase credit protection	(1)	(81)
Credit derivatives that assume credit risk	32	(72)
Equity contracts
Equity index swaps, options, and futures	1	(2)
Variable annuity hedge program
GMWB product derivatives	346	724
GMWB reinsurance contracts	(61)	(252)
GMWB hedging instruments	(163)	118
Macro hedge program	(164)	204
Other
GMAB, GMWB, and GMIB reinsurance contracts	115	1,096
Coinsurance and modified coinsurance reinsurance contracts	(379)	—

Total	$(333)	$1,339

[1]	The associated liability is adjusted for changes in dollar/yen exchange spot rates through realized capital gains and losses and was $7 and $184 for the three months ended March 31, 2010 and 2009, respectively.

[2]	The associated liability is adjusted for changes in dollar/yen exchange spot rates through realized capital gains and losses and was $7 and $205 for the three months ended March 31, 2010 and 2009, respectively.
For the three months ended March 31, 2010, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily due to the following:
•	The net loss on the coinsurance and modified coinsurance reinsurance agreement, which is accounted for as a derivative instrument, primarily offsets the net gain on the GMAB, GMWB, and GMIB reinsurance contracts as well as a portion of the GMWB product derivatives. For a discussion related to the reinsurance agreement refer to Note 10 “Transactions with Affiliates” for more information on this transaction.

•	The net loss on the macro hedge program is primarily the result of higher equity market valuation, lower implied market volatility, and time decay.

•	The net gain on all GMWB related derivatives is primarily driven by lower implied market volatility and the relative outperformance of the underlying actively managed funds as compared to their respective indices, partially offset by trading costs given actual volatility in equity markets.

•	The net gain on derivatives associated with GMAB, GMWB, and GMIB product assumed reinsurance contracts, was primarily due to a decline in Japan equity market volatility, an increase in Japan interest rates, and an increase in Japan equity markets, partially offset by liability model assumption updates for credit standing.
For the three months ended March 31, 2009, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily due to the following:
•	The net gain on derivatives associated with GMAB, GMWB, and GMIB product assumed reinsurance contracts was primarily due to liability model assumption updates.

•	The net gain associated with all GMWB related derivatives was primarily driven by liability model assumption updates for withdrawals, lapses, and credit standing.

•	The net gain on the macro hedge program was primarily the result of a decline in the equity markets.

•	The losses on the Japanese fixed annuity hedging instruments and the Japan 3Win hedging derivatives were primarily a result of the Japanese Yen weakening against the U.S. dollar.

•	The loss on credit derivatives that purchase credit protection was primarily due to corporate credit spreads tightening while the loss on credit derivatives that assume credit risk was driven by credit spreads widening on certain credit default basket swaps.
Refer to Note 8 for additional disclosures regarding contingent credit related features in derivative agreements.
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
The following tables present the notional amount, fair value, weighted average years to maturity, underlying referenced credit obligation type and average credit ratings, and offsetting notional amounts and fair value for credit derivatives in which the Company is assuming credit risk as of March 31, 2010 and December 31, 2009.

As of March 31, 2010
				Underlying Referenced
			Weighted	Credit Obligation(s) [1]
			Average		Average	Offsetting
Credit Derivative type by derivative	Notional	Fair	Years to		Credit	Notional	Offsetting
risk exposure	Amount [2]	Value	Maturity	Type	Rating	Amount [3]	Fair Value [3]

Single name credit default swaps
Investment grade risk exposure	$889	$—	4 years	Corporate Credit/Foreign Gov.	A+	$876	$(48)
Below investment grade risk exposure	96	(5)	4 years	Corporate Credit	B+	75	(10)
Basket credit default swaps [4]
Investment grade risk exposure	659	11	4 years	Corporate Credit	BBB+	609	(11)
Investment grade risk exposure	353	(84)	7 years	CMBS Credit	A	353	84
Below investment grade risk exposure	1,078	(433)	4 years	Corporate Credit	BBB	—	—
Credit linked notes
Investment grade risk exposure	49	48	3 years	Corporate Credit	BBB-	—	—

Total	$3,124	$(463)				$1,913	$15

As of December 31, 2009
				Underlying Referenced
			Weighted	Credit Obligation(s) [1]
			Average		Average	Offsetting
Credit Derivative type by derivative	Notional	Fair	Years to		Credit	Notional	Offsetting
risk exposure	Amount [2]	Value	Maturity	Type	Rating	Amount [3]	Fair Value [3]

Single name credit default swaps
Investment grade risk exposure	$755	$4	4 years	Corporate Credit/ Foreign Gov.	AA-	$742	$(43)
Below investment grade risk exposure	114	(4)	4 years	Corporate Credit	B+	75	(11)
Basket credit default swaps [4]
Investment grade risk exposure	1,276	(57)	4 years	Corporate Credit	BBB+	626	(11)
Investment grade risk exposure	352	(91)	7 years	CMBS Credit	A	352	91
Below investment grade risk exposure	125	(98)	5 years	Corporate Credit	BBB+	—	—
Credit linked notes
Investment grade risk exposure	76	73	2 years	Corporate Credit	BBB+	—	—

Total	$2,698	$(173)				$1,795	$26

[1]	The average credit ratings are based on availability and the midpoint of the applicable ratings among Moody’s, S&P, and Fitch. If no rating is available from a rating agency, then an internally developed rating is used.

[2]	Notional amount is equal to the maximum potential future loss amount. There is no specific collateral related to these contracts or recourse provisions included in the contracts to offset losses.

[3]	The Company has entered into offsetting credit default swaps to terminate certain existing credit default swaps, thereby offsetting the future changes in value of, or losses paid related to, the original swap.

[4]	Includes $1.6 billion as of March 31, 2010 and December 31, 2009, respectively, of standard market indices of diversified portfolios of corporate issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index. Also includes $528 and $175 as of March 31, 2010 and December 31, 2009 of customized diversified portfolios of corporate issuers referenced through credit default swaps.
5. Deferred Policy Acquisition Costs and Present Value of Future Profits
Changes in DAC balance are as follows:

	2010	2009

Balance, January 1	5,779	9,944
Deferred costs	135	192
Amortization — DAC	(95)	(322)
Amortization — Unlock, pre-tax [1], [2]	25	(1,210)
Adjustments to unrealized gains and losses on securities, available-for-sale and other [3]	(407)	504
Effect of currency translation adjustment	(2)	(12)

Balance, March 31	5,435	9,096

[1]	The most significant contributor to the Unlock benefit recorded during the first quarter of 2010 was actual separate account returns from January 1, 2010 to March 31, 2010 being above our aggregated estimated return.

[2]	A significant contributor to the Unlock amount recorded for the quarter ended March 31, 2009 was a result of actual separate account returns being significantly below our aggregated estimated return for the period from October 1, 2008 to March 31, 2009.

[3]	The adjustment reflects the effect of credit spreads tightening, resulting in unrealized gains on securities in 2010.
6. Separate Accounts, Death Benefits and Other Insurance Benefit Features
Changes in the gross GMDB and UL secondary guarantee benefits are as follows:

		UL Secondary
	GMDB [1]	Guarantees [1]

Liability balance as of January 1, 2010	$1,304	$76
Incurred	65	9
Unlock	(60)	—
Paid	(91)	—

Liability balance as of March 31, 2010	$1,218	85

[1]	The reinsurance recoverable asset related to the GMDB was $748 as of March 31, 2010. The reinsurance recoverable asset related to the UL Secondary Guarantees was $24 as of March 31, 2010.

		UL Secondary
	GMDB [1]	Guarantees [1]

Liability balance as of January 1, 2009	$882	$40
Incurred	112	7
Unlock	1,105	—
Paid	(161)	—

Liability balance as of March 31, 2009	$1,938	$47

[1]	The reinsurance recoverable asset related to the GMDB was $1,116 as of March 31, 2009. The reinsurance recoverable asset related to the UL Secondary Guarantees was $17 as of March 31, 2009.
The following table provides details concerning GMDB exposure as of March, 31 2010:

Breakdown of Variable Annuity Account Value by GMDB Type at March 31, 2010
			Retained Net
	Account	Net amount	Amount	Weighted Average
	Value	at Risk	at Risk	Attained Age of
Maximum anniversary value (“MAV”) [1]	(“AV”)	(“NAR”)[9]	(“RNAR”)[9]	Annuitant

MAV only	27,277	7,358	664	67
With 5% rollup [2]	1,857	595	45	67
With Earnings Protection Benefit Rider (“EPB”) [3]	6,640	1,210	25	64
With 5% rollup & EPB	780	197	8	66

Total MAV	36,554	9,360	742
Asset Protection Benefit (APB) [4]	28,770	4,571	884	64
Lifetime Income Benefit (LIB) [5]	1,343	169	51	62
Reset [6] (5-7 years)	3,811	389	207	67
Return of Premium [7] /Other	22,216	1,156	331	64

Subtotal U.S. GMDB [9]	92,694	15,645	$2,215	65
Less: General Account Value with U.S. GMBD	6,753

Subtotal Separate Account Liabilities with GMDB	85,941
Separate Account Liabilities without U.S. GMDB	74,243

Total Separate Account Liabilities	160,184

Japan GMDB and GMIB [10]	16,816	2,568	—	68

[1]	MAV: the GMDB is the greatest of current AV, net premiums paid and the highest AV on any anniversary before age 80 (adjusted for withdrawals).

[2]	Rollup: the GMDB is the greatest of the MAV, current AV, net premium paid and premiums (adjusted for withdrawals) accumulated at generally 5% simple interest up to the earlier of age 80 or 100% of adjusted premiums.

[3]	EPB GMDB is the greatest of the MAV, current AV, or contract value plus a percentage of the contract’s growth. The contract’s growth is AV less premiums net of withdrawals, subject to a cap of 200% of premiums net of withdrawals.

[4]	APB GMDB is the greater of current AV or MAV, not to exceed current AV plus 25% times the greater of net premiums and MAV (each adjusted for premiums in the past 12 months).

[5]	LIB GMDB is the greatest of current AV, net premiums paid, or for certain contracts a benefit amount that ratchets over time, generally based on market performance.

[6]	Reset GMDB is the greatest of current AV, net premiums paid and the most recent five to seven year anniversary AV before age 80 (adjusted for withdrawals).

[7]	ROP: the GMDB is the greater of current AV and net premiums paid.

[8]	AV includes the contract holder’s investment in the separate account and the general account.

[9]	NAR is defined as the guaranteed benefit in excess of the current AV. RNAR is NAR reduced for reinsurance. NAR and RNAR are highly sensitive to equity market movements and increase when equity markets decline.

[10]	Assumed GMDB includes a ROP and MAV (before age 80) paid in a single lump sum. GMIB is a guarantee to return initial investment, adjusted for earnings liquidity, paid through a fixed annuity, after a minimum deferral period of 10, 15 or 20 years. The guaranteed remaining balance (“GRB”) related to the Japan GMIB was $18.8 billion and $18.4 billion as of March 31, 2010 and 2009, respectively. The GRB related to the Japan GMAB and GMWB was $513 and $481 as of March 31, 2010 and March 31, 2009.
See Note 3 for a description of the Company’s guaranteed living benefits that are accounted for at fair value.

Account balances of contracts with guarantees were invested in variable separate accounts as follows:

Asset type	March 31, 2010	December 31, 2009

Equity securities	77,000	$75,720
Cash and cash equivalents	8,941	9,298

Total	$85,941	$85,018

As of March 31, 2010 and December 31, 2009, approximately 16% and 16%, respectively, of the equity securities above were invested in fixed income securities through these funds and approximately 84% and 84%, respectively, were invested in equity securities.
7. Sales Inducements
Changes in deferred sales inducement activity were as follows for the three months March 31:

	2010	2009

Balance, January 1	$194	$533
Sales inducements deferred	3	13
Unlock	1	(69)
Amortization charged to income	(3)	(40)

Balance, March 31	$195	$437

8. Commitments and Contingencies
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
Structured Settlement Class Action - In October 2005, a putative nationwide class action was filed in the United States District Court for the District of Connecticut against the Company and several of its subsidiaries on behalf of persons who had asserted claims against an insured of a Hartford property & casualty insurance company that resulted in a settlement in which some or all of the settlement amount was structured to afford a schedule of future payments of specified amounts funded by an annuity from a Hartford life insurance company (“Structured Settlements”). The operative complaint alleges that since 1997 the Company has systematically deprived the settling claimants of the value of their damages recoveries by secretly deducting 15% of the annuity premium of every Structured Settlement to cover brokers’ commissions, other fees and costs, taxes, and a profit for the annuity provider, and asserts claims under the

Racketeer Influenced and Corrupt Organizations Act (“RICO”) and state law. The Company vigorously denies that any claimant was misled or otherwise received less than the amount specified in the structured-settlement agreements. In March 2009, the district court certified a class for the RICO and fraud claims composed of all persons, other than those represented by a plaintiffs’ broker, who entered into a Structured Settlement since 1997 and received certain written representations about the cost or value of the settlement. The district court declined to certify a class for the breach-of-contract and unjust-enrichment claims. The Company’s petition to the United States Court of Appeals for the Second Circuit for permission to file an interlocutory appeal of the class-certification ruling was denied in October 2009. In April 2010, the parties reached an agreement in principle to settle on a nationwide class basis, under which the Company would pay $54 million in exchange for a full release and dismissal of the litigation. The settlement is contingent upon the execution of a final stipulation of settlement and the preliminary and final approval of the court. The settlement was recorded in the accompanying financial statements for the period ended March 31, 2010.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of March 31, 2010, is $472. Related to this $472, the legal entities have posted collateral of $473 in the normal course of business. Based on derivative market values as of March 31, 2010, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require approximately an additional $15 to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we may be required to post is primarily in the form of U.S. Treasury bills and U.S. Treasury notes.
9. Stock Compensation Plans
Hartford Life’s employees are included in The Hartford 2005 Incentive Stock Plan, The Hartford Employee Stock Purchase Plan and The Hartford Deferred Stock Unit Plan.
The Hartford has three primary stock-based compensation plans. Shares issued in satisfaction of stock-based compensation may be made available from authorized but unissued shares, shares held by The Hartford in treasury or from shares purchased in the open market. The Hartford typically issues shares from treasury in satisfaction of stock-based compensation. Hartford Life was allocated compensation expense of $8 and $4 for the three months ended March 31, 2010 and 2009, respectively. Hartford Life’s income tax benefit recognized for stock-based compensation plans was $3 and $1 for the three months ended March 31, 2010 and 2009, respectively. Hartford Life did not capitalize any cost of stock-based compensation.
10. Transactions with Affiliates
Transactions with Affiliates
Transactions of the Company with Hartford Fire Insurance Company, Hartford Holdings and its affiliates relate principally to tax settlements, reinsurance, insurance coverage, rental and service fees, payment of dividends and capital contributions. In addition, an affiliated entity purchased group annuity contracts from the Company to fund structured settlement periodic payment obligations assumed by the affiliated entity as part of claims settlements with property casualty insurance companies and self-insured entities. As of March 31, 2010 and December 31, 2009 the Company had $52.6 billion and $50 billion of reserves for claim annuities purchased by affiliated entities. For the three months ended March 31, 2010 and March 31, 2009, the Company recorded earned premiums of $14 and $160 for these intercompany claim annuities. In the fourth quarter of 2008, The Company issued a payout annuity to an affiliate for $2.2 billion of consideration. The Company will pay the benefits associated with this payout annuity over 12 years.
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
Reinsurance Assumed from Affiliates
Prior to June 1, 2009, Hartford Life sold fixed market value adjusted (“MVA”) annuity products to customers in Japan. The yen based MVA product was written by the Hartford Life Insurance KK (“HLIKK”), a wholly owned Japanese subsidiary of Hartford Life and subsequently reinsured to the Company. As of March 31, 2010 and December 31, 2009, $2.5 billion and $2.6 billion, respectively, of the account value had been assumed by the Company.
A subsidiary of the Company, Hartford Life and Annuity Insurance Company (“HLAI”), entered into a reinsurance agreement with HLIKK. Through this agreement, HLIKK agreed to cede and HLAI agreed to reinsure 100% of the risks associated with the in-force and prospective GMIB riders and the GMDB riders on covered contracts that have an associated GMIB rider issued by HLIKK on its variable annuity business. The reinsurance agreement applies to all contracts, GMIB riders and GMDB riders in-force and issued as of July 31, 2006 and prospectively, except for policies and GMIB riders issued prior to April 1, 2005. This agreement contains a tiered reinsurance premium structure. While the form of the agreement between HLAI and HLIKK for GMIB business is reinsurance, in substance and for accounting purposes the agreement is a free standing derivative. As such, the reinsurance agreement for GMIB business is recorded at fair value on the Company’s balance sheet, with prospective changes in fair value recorded in net realized capital gains (losses) in net income. The fair value of GMIB liability at March 31, 2010 and December 31, 2009 is $1.3 billion and $1.4 billion, respectively.
In addition to this agreement, HLAI has two additional reinsurance agreements with HLIKK, one to assume 100% of the GMAB, GMIB and GMDB riders issued by HLIKK on certain of its variable annuity business. The second agreement is for HLAI to assume 100% of the in-force and prospective GMWB riders issued by HLIKK on certain variable annuity business. The GMAB, GMIB and GMWB reinsurance is accounted for as freestanding derivatives at fair value. The fair value of the GMWB and GMAB was a liability of $9 and $1 at March 31, 2010 and $13 and $1 at December 2009, respectively. The Reinsurance Agreement for GMDB business is accounted for as a Death Benefit and Other Insurance Benefit Reserves which is not reported at fair value. The liability and net amount at risk for the assumed GMDB reinsurance was $50 and $2.6 billion at March 31, 2010 and $52 and $2.7 billion at December 31, 2009, respectively.
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
Under modified coinsurance, the assets and the liabilities associated with the reinsured business will remain on the consolidated balance sheet of HLIC in segregated portfolios, and the affiliated reinsurer will receive the economic risks and rewards related to the reinsured business through modco adjustments. These modco adjustments are recorded as a reduction of Operating Expenses. The net impact of this transaction was a reduction to earnings of $(120) after-tax. Included in this amount are net realized capital losses of ($338), which represents the change in valuation of the derivative, associated with this transaction. In addition, the balance sheet of the Company reflects a modco reinsurance recoverable, a deposit liability as well as a net reinsurance recoverable that is comprised of an embedded derivative. The balance of the modco reinsurance recoverable, deposit liability and net reinsurance recoverable were $64, $400, and $485 and $182, $600 and $761 at March 31, 2010 and December 31, 2009, respectively.
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
11. Equity
Noncontrolling Interests
Noncontrolling interest includes VIEs in which the Company has concluded that it is the primary beneficiary; see Note 4 for further discussion of the Company’s involvement in VIEs, and general account mutual funds where the Company holds the majority interest in seed money investments. During the quarter ended March 31, 2010, the Company recognized the noncontrolling interest in these entities in other liabilities since these entities represent investment vehicles whereby the noncontrolling interests may redeem these investments at any time.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in millions, unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Hartford Life Insurance Company and its subsidiaries (“Hartford Life Insurance Company”, “Life” or the “Company”) as of March 31, 2010, and its results of operations for the three months ended March 31, 2010 compared to the equivalent 2009 periods. This discussion should be read in conjunction with the MD&A in Hartford Life Insurance Company’s 2009 Form 10-K Annual Report.
The Company meets the conditions specified in General Instruction H(1)(a) and (b) of Form 10-Q and is filing this Form with the reduced disclosure format permitted for wholly-owned subsidiaries of reporting entities. The Company has omitted, from this Form 10-Q, certain information in Part I Item 2 Management Discussion and Analysis of Financial Condition and Results of Operations. The Company has included, under Item 2, Consolidated Results of Operations to explain any material changes in revenue and expense items for the periods presented.

OVERVIEW
Hartford Life Insurance Company is among the largest providers of insurance and investment products in the United States. The Company also assumes fixed annuity products and living and death benefit riders on variable annuities from The Hartford’s Japan operations and also cedes insurance risks to affiliates and third party reinsurance companies.
Effective January 1, 2010, the Company changed its reporting structure to realign mutual funds business into Retirement from Global Annuity-U.S. The Company is organized into these four reporting segments: Global Annuity — U.S. (formerly Retail), Individual Life, Retirement and Institutional. Life’s Other category includes: corporate items not directly allocated to any of its reportable operating segments; intersegment eliminations; assumed and ceded reinsurance of death and living benefits from The Hartford’s Japan operations; certain direct group life and group disability insurance that is ceded to an affiliate; as well as other International operations. In addition, certain fee revenue and commission expenses associated with sales of non-proprietary products by a subsidiary broker-dealer have been moved from Global Annuity-U.S. to Other. The realignment of this business was retrospectively applied to the financial statements of the Company for all periods presented.
Principal Products
Global Annuity- U.S. provides fixed annuities and individual variable annuities with living and death benefit guarantees in the United States. In October 2009, the Company launched a new variable annuity product designed to meet customer needs for growth and income within the risk tolerances of The Hartford which is replacing its guaranteed minimum withdrawal benefit product. A significant portion of the living and death benefit guarantees associated with the variable annuities issued by this segment have been reinsured to an affiliated captive reinsurer. See Reinsurance Ceded to Affiliates in the MD&A for further information.
Individual Life provides variable universal life, universal life, and term life insurance products to affluent, emerging affluent and business life insurance clients.
Retirement provides retirement products and services as well as asset management and plan administration, to small and medium-size corporations pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (“401(k)”). Retirement also provides retirement products and services, including asset management and plan administration, to municipalities and not-for-profit organizations pursuant to Section 457 and 403(b) of the Internal Revenue Code of 1986, as amended (“457 and 403(b)”). In addition, Retirement also provides retail and institutional mutual funds, 529 plans, longevity assurance, and income annuities. In 2008, Retirement completed three acquisitions. These three acquisitions were not accretive to 2008 net income. Furthermore, return on assets was lower for Retirement overall in 2009 reflecting, in part, a full year of the new business mix represented by the acquisitions, which includes larger, more institutionally priced plans, predominantly executed on a mutual fund platform, and the cost of maintaining multiple technology platforms during the integration period.
Institutional, provides variable private placement life insurance (“PPLI”), and stable value investment products. The private placement life insurance industry (including the corporate-owned and bank-owned life insurance markets) has experienced a slowdown in sales due to, among other things, limited availability of stable value wrap providers. We believe that the Company’s current PPLI assets will experience high persistency, but our ability to grow this business in the future will be affected by near term market and industry challenges. The remaining businesses, Structured Settlements, leveraged private placement life insurance and most Institutional Annuities will be managed in conjunction with other businesses that the Company has previously decided will not be actively marketed.

Distribution
Global Annuity — U.S.’ distribution network includes national and regional broker-dealer organizations, banks and other financial institutions and independent financial advisors. Life periodically negotiates provisions and terms of its relationships with unaffiliated parties, and there can be no assurance that such terms will remain acceptable to Life or such third parties. Life’s primary wholesaler of its individual annuities is Hartford Life Distributors, LLC, and its affiliate, PLANCO, LLC (collectively “HLD”) which are indirect wholly-owned subsidiaries of Hartford Life. HLD provides sales support to registered representatives, financial planners and broker-dealers at brokerage firms and banks across the United States. As part of the Company’s assessment of its opportunities in the variable annuity marketplace it significantly scaled back its HLD operations in 2009.
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
Retirement’s distribution network includes Company employees with extensive experience selling its retirement plan products and services through national and regional broker-dealer firms, banks and other financial institutions. Retirement also utilizes HLD to wholesale certain mutual fund and other investment products.
Institutional’s PPLI distribution network includes: specialized brokers, with expertise in the large case market; financial advisors that work with individual investors; investment banking and wealth management specialists; benefits consulting firms; investment consulting firms employed by retirement plan sponsors; and Hartford employees.
Competition
Global Annuity — U.S. and Retirement compete with numerous other insurance companies as well as certain banks, securities brokerage firms, independent financial advisors and other financial intermediaries marketing annuities, mutual funds and other retirement-oriented products. Product sales are affected by competitive factors such as investment performance ratings, product design, visibility in the marketplace, financial strength ratings, distribution capabilities, levels of charges and credited rates, reputation and customer service. Global Annuity — U.S. annuity deposits continue to decline resulting from the recent equity market volatility. Many competitors have responded to the recent equity market volatility by increasing the price of their living benefit products and changing the level of the guarantee offered. Management believes that the most significant industry de-risking changes have occurred. In the first six months of 2009, the Company increased fees on in-force variable annuity guarantees in order to address the risks and costs associated with variable annuity benefit features. The Company continues to explore other risk limiting techniques including product design, hedging and reinsurance. As part of the Company’s de-risking initiative, the Company is transitioning to a new variable annuity product designed to meet customers future income needs within the risk tolerances of the Company.
For the 457 and 403(b) as well as the 401(k) markets within Retirement, which offer mutual funds wrapped in a variable annuity, variable funding agreement, or mutual fund retirement program, the variety of available funds and their performance is most important to plan sponsors. The competitors tend to be the major mutual fund companies. The past few years have seen consolidation among industry providers seeking to increase scale, improve cost efficiencies, and enter new market segments. The consolidation of providers is expected to continue as smaller providers exit the market.
Retail mutual funds within Retirement compete with other mutual fund companies and differentiate themselves through product solutions, performance, expenses, wholesaling and service. In this non-proprietary broker sold market, the Company and its competitors compete aggressively for net sales. Success will be driven by diversifying net sales across the mutual fund platform, delivering superior investment performance and creating new investment solutions for current and future mutual fund shareholders. Insurance product mutual funds are sold through Company sponsored annuity, individual life, retirement and other insurance and investment products. The variety of available funds, fee levels, and fund performance are most important to contractholders and plan sponsors and investment consultants. Competitors tend to be the major mutual fund companies. For investment only mutual funds, the variety of available funds, fee levels, and fund performance are most important to plan sponsors and investment consultants. Competitors tend to be the major mutual fund companies, insurance companies, and asset managers.
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

Reinsurance
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
Reinsurance Assumed from Affiliates
Hartford Life, Inc. sells fixed market value adjusted (“MVA”) annuity products to customers in Japan. The yen based MVA product is written by the Hartford Life Insurance KK (“HLIKK”), a wholly owned Japanese subsidiary of Hartford Life and subsequently reinsured to the Company, effective August 31, 2005. Through this agreement, HLIKK agreed to cede and HLAI agreed to reinsure 100% of the risks associated with the in-force and prospective GMIB riders issued by HLIKK on its variable annuity business. Effective July 31, 2006, the agreement was modified to include the GMDB on covered contracts that have an associated GMIB rider. The modified reinsurance agreement applies to all contracts, GMIB riders and GMDB riders in-force and issued as of July 31, 2006 and prospectively, except for policies and GMIB riders issued prior to April 1, 2005, which were recaptured. Additionally, a tiered reinsurance premium structure was implemented. GMIB riders issued by HLIKK subsequent to April 1, 2005 continue to be reinsured by HLAI.
Effective September 30, 2007, HLAI entered into another reinsurance agreement where HLIKK agreed to cede and HLAI agreed to reinsure 100% of the risks associated with the in-force and prospective GMAB, GMIB and GMDB riders issued by HLIKK on certain of its variable annuity business
Effective February 29, 2008, HLAI entered into another reinsurance agreement where HLIKK agreed to cede and HLAI agreed to reinsure 100% of the risks associated with the in-force and prospective GMWB riders issued by HLIKK on certain variable annuity business.
Reinsurance Ceded to Affiliates
Effective October 1, 2009, HLAI entered into a modified coinsurance and coinsurance with funds withheld reinsurance agreement with an affiliated captive reinsurer, White River Life Reinsurance (“WRR”). The agreement provides that HLAI will cede, and the affiliated captive reinsurer will reinsure 100% of the in-force and prospective variable annuities and riders written or reinsured by HLAI: direct written variable annuities and the associated GMDB and GMWB riders, variable annuity contract rider benefits written by HLIKK, which are reinsured to HLAI, annuity contracts and riders written by Union Security Insurance Company, an affiliate, that are reinsured to HLAI, annuitizations of and certain other settlement options offered under deferred annuity contracts
Under modified coinsurance, the assets and the liabilities associated with the reinsured business will remain on the consolidated balance sheet of HLIC in segregated portfolios, and the affiliated reinsurer will receive the economic risks and rewards related to the reinsured business through modco adjustments.
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

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended
	March 31,
Operating Summary	2010	2009	Change

Fee income and other	960	964	—
Earned premiums	55	240	(77%)
Net investment income
Securities available-for-sale and other	637	593	7%
Equity securities, trading [1]	118	(111)	NM
Total net investment income	755	482	57%
Net realized capital gains (losses ):
Total other-than-temporary impairment (“OTTI”) losses	(316)	—	NM
OTTI losses recognized in other comprehensive income	179	(179)	NM

Net OTTI losses recognized in earnings	(137)	(179)	23%
Net realized capital gains (losses), excluding net OTTI losses recognized in earnings	(377)	1,642	NM

Total net realized capital gains (losses)	(514)	1,463	NM

Total revenues	1,256	3,149	(60%)
Benefits, losses and loss adjustment expenses	727	1,663	(56%)
Benefits, loss and loss adjustment expenses — returns credited on International unit-linked bonds and pension products [1]	118	(111)	NM
Insurance operating costs and other expenses	333	438	NM
Amortization of deferred policy acquisition costs and present value of future profits	68	1,532	(96%)
Dividends to policyholders	2	7	(71%)

Total benefits, losses and expenses	1,248	3,529	(65%)
Income (loss) before income taxes	8	(380)	NM
Income tax expense (benefit)	16	(172)	NM

Net income (loss)	(8)	(208)	96%

Net (income) loss attributable to the noncontrolling interest	(2)	(5)	60%

Net income (loss) attributable to shareholder	(10)	(213)	95%

[1]	Net investment income includes investment income and mark-to-market effects of equity securities, held-for-trading, supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders.
Three months ended March 31, 2010 compared to the three months ended March 31, 2009
Net loss decreased due to the following:
•	Earned premiums decreased compared to the prior year comparable period due to the suspension of new sales within the Institutional segment. In 2009, Institutional contributed 88% of the total earned premiums of the Company. In 2010, Institutional’s contribution declined to 22%. Also contributing to the overall decline in earned premium is the cession of premium on the living benefit riders associated with the assumed International variable annuity contracts to an affiliated captive reinsurer.

•	Net investment income increased primarily due to higher investment income from limited partnership and other alternative investments, which had significant losses in 2009.

•	Realized losses recognized in first quarter 2010 are attributed to derivative losses, and impairments. Realized gains in 2009 are attributed to the change in the credit standing adjustment component of the fair value of the reinsured Japan GMIB. For further discussion on impairments, see Other-Than-Temporary Impairments within the Investment Credit Risk Section of the MD&A.

•	Insurance operating costs and other expenses declined from the prior year comparable period as a result of the impact of the co-insurance funds withheld portion of the reinsurance treaty that cedes both the assumed International living benefits riders, and the base and rider contracts of the domestic variable annuity products directly written by a subsidiary of the Company to an affiliate captive reinsurer. For further discussions on transaction with affiliates, refer to Note 10. This decline also benefitted from lower operating expenses, offset by a $54 charge related to a litigation settlement and a higher percentage of non-deferrable trail commissions.

•	Life recorded a DAC Unlock benefit of $25 in the first quarter of 2010 verses a charge of $1.1 billion, after tax during the first quarter of 2009. See Critical Accounting Estimates with Managements Discussion and Analysis for a further discussion on the DAC Unlock. In addition, ongoing DAC amortization was lower as a result of the DAC unlock recorded in the fourth quarter of 2009 related to the reinsurance agreement with an affiliated captive reinsurer.

•	The decrease in benefits losses and loss adjustment expenses on a comparable period basis resulted from an increased benefits ratio used in the calculation of GMDB reserves within Global Annuity — U.S. in the first quarter 2009 Unlock. Declines can also be attributed to decreases in the Institutional segment, as well decreased in Global Annuity — U.S. resulting from both the cession of the assumed International living benefits riders, and the base and rider contracts of the domestic variable annuity products directly written by a subsidiary of the Company. For further discussions on transaction with affiliates, refer to Note 10.

•	The decrease in net loss in the current period was offset by the current period financial impacts of the intercompany reinsurance agreement on net loss of $(120).

Income Taxes
The effective tax rate for the three months ended March 31, 2010 and 2009 was 262% and 45%, respectively. In 2010, the rate reflected tax expense on pre-tax income and in 2009 the rate reflected a tax benefit on pre-tax losses. In 2010, the principal causes of the difference between the effective rate and the U.S. statutory rate of 35% were a low pre-tax income coupled with a valuation allowance on deferred tax benefits related to certain realized losses that significantly increased the rate above 35%, which was partially offset by the separate account dividends received deduction (“DRD”). In 2009, the principal cause of the rate differential was DRD, which increased the tax benefit on the pre-tax loss.
The separate account DRD is estimated for the current year using information from the prior year-end, adjusted for current year equity market performance and other appropriate factors, including estimated levels of corporate dividend payments. The actual current year DRD can vary from estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distribution from these mutual funds, amounts of short-term capital gains at the mutual fund level and the Company’s taxable income before the DRD. Given recent financial markets’ volatility, the Company is reviewing its DRD computations on a quarterly basis. The Company recorded benefits related to the separate account DRD of $39 and $38 in the three months ended March 31, 2010 and 2009 respectively.
The Company’s federal income tax returns are routinely audited by the Internal Revenue Service (“IRS”) as part of the Hartford’s consolidated tax return. Audits have been concluded for all years through 2006. The audit of 2007 and 2008 is expected to commence in the second quarter of 2010. In addition, the Company is working with the IRS on a possible settlement of a DRD issue related to prior periods which, if settled, may result in the booking of tax benefits. Such benefits are not expected to be material to the statement of operations
The Company has recorded a deferred tax asset valuation allowance that is adequate to reduce the total deferred tax asset to an amount that will more likely than not be realized. In assessing the need for a valuation allowance, management considered future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, and taxable income in prior carry back years, as well as tax planning strategies that include holding debt securities with market value losses until recovery, selling appreciated securities to offset capital losses, and sales of certain corporate assets. Such tax planning strategies are viewed by management as prudent and feasible and will be implemented if necessary to realize the deferred tax asset. An increase in interest rates can also impact the Company’s tax planning strategies and in particular the Company’s ability to utilize tax benefits to offset certain previously recognized realized capital losses. Realized losses on investment securities during the first three months of 2010 resulted in the recognition of a valuation allowance of $56. At March 31, 2010 if the Company were to follow a “separate entity” approach, it would have recorded an additional valuation allowance of $347 related to realized capital losses. In addition, the current tax benefit related to any of the Company’s tax attributes realized by virtue of its inclusion in The Hartford’s consolidated tax return would have recorded directly to surplus rather than income. These benefits would have been $81 and $58 for the three months ended March 31, 2010 and 2009, respectively.
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
The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: estimated gross profits used in the valuation and amortization of assets and liabilities associated with variable annuity and other universal life-type contracts; living benefits required to be fair valued; valuation of investments and derivative instruments; evaluation of other-than-temporary impairments on available-for-sale securities and contingencies relating to corporate litigation, goodwill and regulatory matters certain of these estimates are particularly sensitive to market conditions, and deterioration and/or volatility in the worldwide debt or equity markets could have material impact on the condensed consolidated financial statements. In developing these estimates management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements. For discussion of the critical accounting estimates not discussed below, see MD&A in the Company’s 2009 Form 10-K Annual Report filed on February 23, 2010

Life Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts
Estimated gross profits (“EGPs”) are used in the amortization of: Life’s deferred policy acquisition cost (“DAC”) asset, which includes the present value of future profits; sales inducement assets (“SIA”); and unearned revenue reserves (“URR”). See Note 6 of the Notes to Consolidated Financial Statements for additional information on DAC. See Note 9 of the Notes to Consolidated Financial Statements for additional information on SIA. EGPs are also used in the valuation of reserves for death and other insurance benefit features on variable annuity and universal life-type contracts. See Note 8 of the Notes to Consolidated Financial Statements for additional information on death and other insurance benefit feature reserves.
The after-tax impact on the Company’s assets and liabilities as a result of the Unlock are as follows:
First Quarter 2010:

			Death and
			Other
			Insurance
Segment			Benefit
After-tax (charge) benefit	DAC	URR	Reserves [1]	SIA	Total [2]

Global Annuity — U.S.	$15	$—	$18	$1	$34
Retirement	1	—	—	—	1
Individual Life	2	1	—	—	3
Institutional	—	—	—	—	—
Other	(1)	—	2	—	1

Total	$17	$1	$20	$1	$39

[1]	As a result of the Unlock, Global Annuity — U.S. reserves decreased $58, pre-tax, offset by an decrease in reinsurance recoverables of $30, pre-tax.

[2]	The most significant contributor to the Unlock benefit recorded during the first quarter of 2010 was actual separate account returns from January 1, 2010 to March 31, 2010 being above our aggregated estimated return.
First Quarter 2009:

			Death and
			Other
			Insurance
Segment			Benefit
After-tax (charge) benefit	DAC	URR	Reserves [1]	SIA	Total

Global Annuity — U.S.	$(666)	$52	$(328)	$(43)	$(985)
Retirement	(54)	—	(2)	(1)	(57)
Individual Life	(67)	41	—	—	(26)
Other	—	—	(37)	—	(37)

Total	$(787)	$93	$(367)	$(44)	$(1,105)

[1]	As a result of the Unlock, Global Annuity — U.S. reserves increased $1,048, pre-tax, offset by an increase in reinsurance recoverables of $543, pre-tax.

[2]	The most significant contributor to the Unlock amounts recorded during the first quarter of 2009 were as a result of actual separate account returns from the period ending October 1, 2008 to March 31, 2009 being significantly below our aggregated estimated return.
An Unlock revises EGPs, on a quarterly basis, to reflect market updates of policyholder account value and the Company’s current best estimate assumptions. After each quarterly Unlock, the Company also tests the aggregate recoverability of DAC by comparing the DAC balance to the present value of future EGPs. As of March 31, 2010, the margin between the DAC balance and the present value of future EGPs was 5% for U.S. individual variable annuities. If the margin between the DAC asset and the present value of future EGPs is exhausted, further reductions in EGPs would cause portions of DAC to be unrecoverable.
Goodwill Impairment
The Company completed its annual goodwill assessment for the individual reporting units within Life as of January 1, 2010, which resulted in no write-downs of goodwill for the three months ended March 31, 2010. The reporting units passed the first step of their annual impairment tests with a significant margin with the exception of the Individual Life reporting unit. Individual Life completed the second step of the annual goodwill impairment test resulting in an implied goodwill value that was in excess of its carrying value. The implied level of goodwill in Individual Life exceeds the carrying amount of goodwill, even though the fair value of the reporting unit is less than its carrying value, primarily as a result of the implied value of present value of future profits being substantially less in value than the DAC asset removed in purchase accounting due to the higher discount rate used in valuing present value of future profits as compared to that used in present valuing estimated gross profits for DAC.

Investment Results
Composition of Invested Assets
The primary investment objective for the Company is to maximize economic value, consistent with acceptable risk parameters, including the management of credit risk and interest rate sensitivity of invested assets, while generating sufficient after-tax income to meet policyholder and corporate obligations. Investment strategies are developed based on a variety of factors including business needs, regulatory requirements and tax considerations.

	March 31, 2010		December 31, 2009
	Amount	Percent	Amount	Percent

Fixed maturities, AFS, at fair value	$43,469	79.3%	$40,403	75.6%
Equity securities, AFS, at fair value	338	0.6%	419	0.8%
Mortgage loans	3,783	6.9%	4,304	8.0%
Policy loans, at outstanding balance	2,125	3.9%	2,120	4.0%
Limited partnerships and other alternative investments	751	1.4%	759	1.4%
Other investments [1]	710	1.3%	338	0.6%
Short-term investments	3,631	6.6%	5,128	9.6%

Total investments excluding equity securities, trading	$54,807	100.0%	$53,471	100.0%
Equity securities, trading, at fair value [2]	2,331		2,443

Total investments	$57,138		$55,914

[1]	Primarily relates to derivative instruments. Also includes investments in real estate.

[2]	These assets primarily support the European variable annuity business. Changes in these balances are also reflected in the respective liabilities.
Total investments increased since December 31, 2009 primarily due to an increase in fixed maturities, partially offset by declines in short-term investments and mortgage loans. The increase in fixed maturities was largely the result of improved security valuations due to credit spread tightening and declining interest rates, as well as the reinvestment of short-term investment proceeds, which contributed to the decline in short-term investments. The decline in mortgage loans resulted from sales and, to a lesser extent, additional valuation allowances.

Net Investment Income (Loss)

	Three Months Ended
	March 31,
	2010		2009
(Before-tax)	Amount	Yield [1]	Amount	Yield [1]

Fixed maturities [2]	$491	4.5%	$563	4.5%
Equity securities, AFS	4	3.8%	10	6.7%
Mortgage loans	51	5.0%	59	4.8%
Policy loans	33	6.2%	36	6.7%
Limited partnerships and other alternative investments	7	3.8%	(104)	(45.0)%
Other [3]	66	—	46	—
Investment expense	(15)	—	(17)	—

Total net investment income excluding equity securities, trading	637	4.5%	593	3.7%
Equity securities, trading	118	—	(111)	—

Total net investment income	$755	—	$482	—

[1]	Yields calculated using annualized investment income before investment expenses divided by the monthly average invested assets at cost, amortized cost, or adjusted carrying value, as applicable, excluding securities lending collateral and consolidated variable interest entity noncontrolling interests. Included in the fixed maturity yield is other, which primarily relates to fixed maturities (see footnote [3] below). Included in the total net investment income yield is investment expense.

[2]	Includes net investment income on short-term investments.

[3]	Includes income from derivatives that qualify for hedge accounting and hedge fixed maturities.
Three months ended March 31, 2010 compared to the three months ended March 31, 2009
Total net investment income increased largely due to equity securities, trading, resulting from improved market performance of the underlying investment funds supporting the European variable annuity product. Total net investment income, excluding equity securities, trading, increased primarily due to improved performance of limited partnerships and other alternative investments primarily within real estate and private equity funds. This increase was partially offset by lower income on fixed maturities resulting from a decline in short-term interest rates.

Net Realized Capital Gains (Losses)

	Three Months Ended
	March 31,
(Before-tax)	2010	2009

Gross gains on sales	$71	$125
Gross losses on sales	(61)	(398)
Net OTTI losses recognized in earnings	(137)	(179)
Japanese fixed annuity contract hedges, net [1]	(16)	41
Periodic net coupon settlements on credit derivatives/Japan	(4)	(15)
Results of variable annuity hedge program
GMWB derivatives, net	122	590
Macro hedge program	(164)	204

Total results of variable annuity hedge program	(42)	794
GMIB/GMAB/GMWB assumed reinsurance	115	1,096
Coinsurance and modified coinsurance reinsurance contracts	(379)	—
Other, net	(61)	(1)

Net realized capital gains	$(514)	$1,463

[1]	Relates to derivative hedging instruments, excluding periodic net coupon settlements, and is net of the Japanese fixed annuity product liability adjustment for changes in the dollar/yen exchange spot rate.
The circumstances giving rise to the Company’s net realized capital gains and losses are as follows:

Gross gains and losses on sales
•     Gross gains and losses on sales for the three months ended March 31, 2010 were predominantly from corporates and real estate related investments due to efforts to reduce portfolio risk. In addition, gross losses included U.S. Treasuries in order to manage duration.

•     Gross gains and losses on sales for the three months ended March 31, 2009 were predominantly within financial services, structured and government securities due to efforts to reduce portfolio risk and improve liquidity while simultaneously reallocating the portfolio to securities with more favorable risk/return profiles.

Net OTTI losses	• For further information, see Other-Than-Temporary Impairments within the Investment Credit Risk section of the MD&A.

Variable annuity hedge program	• For further information, see Note 3 of the Notes to the Condensed Consolidated Financial Statements for a discussion of the gains and losses related to the variable annuity hedge program.

GMAB/GMWB/GMIB reinsurance
•     For the three months ended March 31, 2010 the net gain on derivatives associated with GMAB, GMWB, and GMIB product assumed reinsurance contracts, was primarily due to a decline in Japan equity market volatility, an increase in Japan interest rates, and an increase in Japan equity markets, partially offset by liability model assumption updates for credit standing.

•     For the three months ended March 31, 2009 the net gain on derivatives associated with GMAB, GMWB, and GMIB product assumed reinsurance contracts was primarily due to liability model assumption updates.

Coinsurance and modified coinsurance reinsurance contracts
•     Under a reinsurance agreement with an affiliate, the gains experienced from the GMAB, GMWB, and GMIB reinsurance along with a portion of the net gains from GMWB derivatives are ceded to the affiliated reinsurer and result in a realized loss.

Other, net
•     Other, net losses for the three months ended March 31, 2010 primarily resulted from additions to valuation allowances on impaired mortgage loans of $72, which includes $64 on mortgage loans held for sale, and losses of $49 on Japan 3Win related foreign currency swaps primarily driven by a decrease in U.S. interest rates. These losses were partially offset by gains of $39 on credit derivatives that assume credit risk due to credit spread tightening.

•     Other, net losses for the three months ended March 31, 2009 primarily resulted from net losses on credit derivatives of $144, losses on the Japan 3Win contract hedges of $45 and valuation allowances on impaired mortgage loans of $48. These losses were partially offset by net gains of $226 related to transactional foreign currency gains predominantly on the internal reinsurance of the Japan variable annuity business, which is entirely offset in AOCI.

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
The Company is not exposed to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholders’ equity other than U.S. government and government agencies backed by the full faith and credit of the U.S. government. For further discussion of concentration of credit risk, see the Concentration of Credit Risk section in Note 4 of Notes to Consolidated Financial Statements in the Company’s 2009 Form 10-K Annual Report.
Derivative Instruments
In the normal course of business, the Company uses various derivative counterparties in executing its derivative transactions. The use of counterparties creates credit risk that the counterparty may not perform in accordance with the terms of the derivative transaction. The Company has developed exposure policies which limit the Company’s exposure to credit risk.
The derivative counterparty exposure policy establishes market-based credit limits, favors long-term financial stability and creditworthiness of the counterparty and typically requires credit enhancement/credit risk reducing agreements.
The Company minimizes the credit risk of derivative instruments by entering into transactions with high quality counterparties rated A2/A or better, which are monitored and evaluated by the Company’s risk management team and reviewed by senior management. In addition, the Company monitors counterparty credit exposure on a monthly basis to ensure compliance with Company policies and statutory limitations. The Company also generally requires that derivative contracts, other than exchange traded contracts, certain forward contracts, and certain embedded and reinsurance derivatives, be governed by an International Swaps and Derivatives Association Master Agreement which is structured by legal entity and by counterparty and permits right of offset.
The Company has developed credit exposure thresholds which are based upon counterparty ratings. Credit exposures are measured using the market value of the derivatives, resulting in amounts owed to the Company by its counterparties or potential payment obligations from the Company to its counterparties. Credit exposures are generally quantified daily based on the prior business day’s market value and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of derivatives exceeds the contractual thresholds. In accordance with industry standards and the contractual agreements, collateral is typically settled on the next business day. The Company has exposure to credit risk for amounts below the exposure thresholds which are uncollateralized, as well as for market fluctuations that may occur between contractual settlement periods of collateral movements.
The maximum uncollateralized threshold for a derivative counterparty for a single legal entity is $10. The Company currently transacts over-the-counter derivatives in two legal entities and therefore the maximum combined threshold for a single counterparty over all legal entities that use derivatives is $20. In addition, the Company may have exposure to multiple counterparties in a single corporate family due to a common credit support provider. As of March 31, 2010, the maximum combined threshold for all counterparties under a single credit support provider over all legal entities that use derivatives is $40. Based on the contractual terms of the collateral agreements, these thresholds may be immediately reduced due to a downgrade in a counterparty’s credit rating. For further discussion, see the Derivative Commitments section of Note 9 of the Notes to Condensed Consolidated Financial Statements.
For the three months ended March 31, 2010, the Company has incurred no losses on derivative instruments due to counterparty default.
In addition to counterparty credit risk, the Company enters into credit default swaps to manage credit exposure. Credit default swaps involve a transfer of credit risk of one or many referenced entities from one party to another in exchange for periodic payments. The party that purchases credit protection will make periodic payments based on an agreed upon rate and notional amount, and for certain transactions there will also be an upfront premium payment. The second party, who assumes credit risk, will typically only make a payment if there is a credit event and such payment will be equal to the notional value of the swap contract less the value of the referenced security issuer’s debt obligation. A credit event is generally defined as default on contractually obligated interest or principal payments or bankruptcy of the referenced entity after the occurrence of the credit event.

The Company uses credit derivatives to purchase credit protection and, to a lesser extent, assume credit risk with respect to a single entity, referenced index, or asset pool. The Company purchases credit protection through credit default swaps to economically hedge and manage credit risk of certain fixed maturity investments across multiple sectors of the investment portfolio. The Company has also entered into credit default swaps that assume credit risk as part of replication transactions. Replication transactions are used as an economical means to synthetically replicate the characteristics and performance of assets that would otherwise be permissible investments under the Company’s investment policies. These swaps reference investment grade single corporate issuers and baskets, which include trades ranging from baskets of up to five corporate issuers to standard and customized diversified portfolios of corporate issuers, which are established within sector concentration limits and are typically divided into tranches which possess different credit ratings ranging from AAA through the CCC rated first loss position.
Investments
The following table presents the Company’s fixed maturities by credit quality. The ratings referenced below are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company’s internal analysis of such securities.

Fixed Maturities by Credit Quality
	March 31, 2010			December 31, 2009
			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value

United States Government/Government agencies	$5,267	$5,125	11.8%	$4,707	$4,552	11.3%
AAA	6,285	5,944	13.7%	6,564	5,966	14.8%
AA	6,941	6,328	14.6%	6,701	5,867	14.5%
A	12,062	11,609	26.6%	11,957	11,093	27.4%
BBB	12,259	11,858	27.3%	11,269	10,704	26.5%
BB & below	3,294	2,605	6.0%	3,086	2,221	5.5%

Total fixed maturities	$46,108	43,469	100.0%	$44,284	$40,403	100.0%

The movement within the Company’s investment ratings was primarily attributable to purchases predominantly of investment grade corporate securities, partially offset by rating agency downgrades across multiple sectors, in particular commercial mortgage-backed securities (“CMBS”) and commercial real estate (“CRE”) collateralized debt obligations (“CDOs”). The ratings associated with CMBS and CRE CDOs, along with residential mortgage-backed securities (“RMBS”), may continue to be negatively impacted as rating agencies make changes to their methodologies and monitor security performance.

The following table presents the Company’s AFS securities by type.

Available-for-Sale Securities by Type
	March 31, 2010					December 31, 2009
					Percent					Percent
	Cost or		Gross		of Total	Cost or	Gross	Gross		of Total
	Amortized	Gross	Unrealized	Fair	Fair	Amortized	Unrealized	Unrealized	Fair	Fair
	Cost	Unrealized Gains	Losses	Value	Value	Cost	Gains	Losses	Value	Value

Asset-backed securities (“ABS”)
Consumer loans	$1,719	20	$(213)	$1,526	3.5%	$1,596	$13	$(248)	$1,361	3.4%
Small business	408	—	(167)	241	0.6%	418	—	(185)	233	0.6%
Other	323	19	(30)	312	0.7%	330	18	(39)	309	0.8%
CDOs
CLOs [1]	1,747	—	(171)	1,576	3.6%	1,997	—	(208)	1,789	4.4%
CREs	1,089	30	(663)	456	1.1%	1,157	14	(804)	367	0.9%
Other	7	9	—	16	—	4	5	—	9	––
CMBS
Agency backed [2]	97	4	—	101	0.2%	62	3	—	65	0.2%
Bonds	5,854	65	(1,168)	4,751	10.9%	6,138	33	(1,519)	4,652	11.5%
Interest only (“IOs”)	602	54	(23)	633	1.5%	644	40	(36)	648	1.6%
Corporate
Basic industry	1,935	95	(24)	2,006	4.6%	1,794	78	(45)	1,827	4.5%
Capital goods	2,077	116	(20)	2,173	5.0%	2,078	100	(33)	2,145	5.3%
Consumer cyclical	1,411	66	(19)	1,458	3.4%	1,324	53	(33)	1,344	3.3%
Consumer non-cyclical	3,771	226	(15)	3,982	9.2%	3,260	205	(15)	3,450	8.6%
Energy	2,336	142	(8)	2,470	5.7%	2,239	130	(13)	2,356	5.8%
Financial services	5,475	125	(434)	5,166	11.8%	5,054	84	(590)	4,548	11.3%
Tech./comm.	2,847	160	(46)	2,961	6.8%	2,671	145	(40)	2,776	6.9%
Transportation	625	25	(9)	641	1.5%	544	16	(19)	541	1.3%
Utilities	4,127	179	(43)	4,263	9.8%	3,790	161	(52)	3,899	9.7%
Other [3]	800	9	(68)	741	1.7%	867	13	(99)	781	1.9%
Foreign govt./govt. agencies	843	38	(16)	865	2.0%	824	35	(13)	846	2.1%
Municipal	1,027	5	(155)	877	2.0%	971	3	(194)	780	1.9%
RMBS
Agency	1,948	62	(2)	2,008	4.6%	2,088	63	(5)	2,146	5.3%
Non-agency	120	—	(11)	109	0.3%	125	—	(14)	111	0.3%
Alt-A	173	2	(40)	135	0.3%	187	—	(52)	135	0.3%
Sub-prime	1,525	13	(552)	986	2.3%	1,565	5	(626)	944	2.3%
U.S. Treasuries	3,222	7	(213)	3,016	6.9%	2,557	5	(221)	2,341	5.8%

Total fixed maturities	46,108	1,471	(4,110)	43,469	100.0%	44,284	1,222	(5,103)	40,403	100.0%
Equity securities
Financial Services	207	4	(42)	169		273	4	(51)	226
Other	134	41	(6)	169		174	34	(15)	193

Total equity securities	341	45	(48)	338		447	38	(66)	419

Total AFS securities	$46,449	1,516	$(4,158)	$43,807		$44,731	$1,260	$(5,169)	$40,822

[1]	As of March 31, 2010, 73% of these senior secured bank loan collateralized loan obligations (“CLOs”) were rated AA and above with an average subordination of 29%.

[2]	Represents securities with pools of loans by the Small Business Administration whose issued loans are backed by the full faith and credit of the U.S. government.

[3]	Includes structured investments with an amortized cost and fair value of $325 and $276, respectively, as of March 31, 2010 and $332 and $268, respectively, as of December 31, 2009. The underlying securities supporting these investments are primarily diversified pools of investment grade corporate issuers which can withstand a 15% cumulative default rate, assuming a 35% recovery.
The Company continues to reallocate its AFS investment portfolio to securities with more favorable risk/return profiles, in particular investment grade corporate securities, while reducing its exposure to real estate related securities. The Company’s AFS net unrealized loss position decreased primarily as a result of improved security valuations due to credit spread tightening and declining interest rates. The following sections highlight the Company’s significant investment sectors.

Financial Services
The Company has exposure to the financial services sector predominantly through banking and insurance firms. This sector continues to face a difficult macroeconomic environment and regulatory uncertainty which could affect future earnings. The following table presents the Company’s exposure to the financial services sector included in the AFS Securities by Type table above.

	March 31, 2010			December 31, 2009
			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value

AAA	$128	$130	2.4%	$151	$152	3.2%
AA	1,656	1,632	30.6%	1,311	1,273	26.7%
A	2,692	2,499	46.8%	2,702	2,373	49.7%
BBB	896	811	15.2%	805	681	14.2%
BB & below	310	263	5.0%	358	295	6.2%

Total	$5,682	$5,335	100.0%	$5,327	$4,774	100.0%

Commercial Mortgage Loans
The following tables present the Company’s exposure to CMBS bonds, CRE CDOs and CMBS IOs by current credit quality and vintage year, included in the AFS Securities by Type table above. This sector continues to face pressure from commercial real estate market fundamentals including lower rent rates. Credit protection represents the current weighted average percentage of the outstanding capital structure subordinated to the Company’s investment holding that is available to absorb losses before the security incurs the first dollar loss of principal and excludes any equity interest or property value in excess of outstanding debt. The ratings associated with the Company’s CMBS and CRE CDOs may be negatively impacted as rating agencies continue to make changes to their methodologies and monitor security performance.
CMBS — Bonds [1]

March 31, 2010
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$1,016	$1,022	$164	$131	$45	$34	$18	$14	$5	$5	$1,248	$1,206
2004	342	349	48	35	25	18	24	14	6	4	445	420
2005	475	467	147	102	116	68	117	72	68	50	923	759
2006	1,317	1,207	337	249	301	173	296	148	211	107	2,462	1,884
2007	244	196	36	30	67	38	191	102	235	112	773	478
2008	3	4	—	—	—	—	—	—	—	—	3	4

Total	$3,397	$3,245	$732	$547	$554	$331	$646	$350	$525	$278	$5,854	$4,751

Credit protection	26.8%		22.8%		12.7%		11.8%		10.2%		21.8%

December 31, 2009
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$1,198	$1,192	$159	$120	$50	$34	$14	$13	$6	$4	$1,427	$1,363
2004	342	338	61	39	27	17	15	7	—	—	445	401
2005	490	449	199	133	126	72	87	54	61	45	963	753
2006	1,293	1,091	374	238	377	167	244	95	199	71	2,487	1,662
2007	283	223	36	24	116	42	180	88	201	96	816	473

Total	$3,606	$3,293	$829	$554	$696	$332	$540	$257	$467	$216	$6,138	$4,652

Credit protection	27.4%		21.5%		13.3%		11.7%		9.1%		22.2%

[1]	The vintage year represents the year the pool of loans was originated.

CRE CDOs [1] [2]

March 31, 2010
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$36	$29	$30	$14	$64	$40	$144	$41	$43	$9	$317	$133
2004	19	12	70	22	32	16	24	5	16	4	161	59
2005	15	9	37	12	49	15	37	17	8	4	146	57
2006	22	13	94	35	80	22	58	27	20	14	274	111
2007	50	29	11	3	10	4	32	11	12	16	115	63
2008	17	10	—	—	—	—	18	6	11	5	46	21
2009	12	7	—	—	—	—	5	1	9	2	26	10
2010	2	1	—	—	—	—	2	1	—	—	4	2

Total	$173	$110	$242	$86	$235	$97	$320	$109	$119	$54	$1,089	$456

Credit protection	40.9%		11.9%		17.4%		36.4%		34.9%		27.4%

December 31, 2009
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$37	$24	$30	$15	$65	$24	$143	$38	$53	$7	$328	$108
2004	18	11	70	22	33	8	24	3	20	3	165	47
2005	16	8	73	12	23	6	39	5	22	5	173	36
2006	23	12	108	33	76	23	62	20	21	10	290	98
2007	51	26	12	3	20	5	26	8	15	10	124	52
2008	17	9	—	—	5	1	15	4	13	3	50	17
2009	12	6	—	—	2	—	4	1	9	2	27	9

Total	$174	$96	$293	$85	$224	$67	$313	$79	$153	$40	$1,157	$367

Credit protection	39.9%		10.9%		22.4%		35.0%		31.3%		26.8%

[1]	The vintage year represents the year that the underlying collateral in the pool was originated. Individual CRE CDO fair value is allocated by the proportion of collateral within each vintage year.

[2]	For certain CRE CDOs, the collateral manager has the ability to reinvest proceeds that become available, primarily from collateral maturities. The increase in recent vintage years represents reinvestment under these CRE CDOs.
CMBS — IOs [1]

March 31, 2010
	AAA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$200	$223	$—	$—	$—	$—	$—	$—	$200	$223
2004	116	127	—	—	—	—	—	—	116	127
2005	154	157	—	—	—	—	—	—	154	157
2006	78	72	—	—	—	—	2	1	80	73
2007	52	53	—	—	—	—	—	—	52	53

Total	$600	$632	$—	$—	$—	$—	$2	$1	$602	$633

December 31, 2009
	AAA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$224	$241	$—	$—	$—	$—	$—	$—	$224	$241
2004	123	130	—	—	—	—	—	—	123	130
2005	160	156	—	—	1	1	—	—	161	157
2006	79	68	2	1	—	—	1	1	82	70
2007	54	50	—	—	—	—	—	—	54	50

Total	$640	$645	$2	$1	$1	$1	$1	$1	$644	$648

[1]	The vintage year represents the year the pool of loans was originated.
In addition to CMBS, the Company has exposure to commercial mortgage loans as presented in the following table. These loans are collateralized by a variety of commercial properties and are diversified both geographically throughout the United States and by property type. These loans may be either in the form of a whole loan, where the Company is the sole lender, or a loan participation.

Loan participations are loans where the Company has purchased or retained a portion of an outstanding loan or package of loans and participates on a pro-rata basis in collecting interest and principal pursuant to the terms of the participation agreement. In general, A-Note participations have senior payment priority, followed by B-Note participations and then mezzanine loan participations. As of March 31, 2010, loans within the Company’s mortgage loan portfolio have had minimal extension or restructurings. The ongoing deterioration in the global real estate market, as evidenced by declining market rents and increases in property vacancy rates and delinquencies, has negatively impacted property values. Should these trends continue, additional increases in our valuation allowance for mortgage loans may result.
Commercial Mortgage Loans

	March 31, 2010			December 31, 2009
	Amortized	Valuation	Carrying	Amortized	Valuation	Carrying
	Cost [1]	Allowance	Value	Cost [1]	Allowance	Value

Whole loans	$2,443	$(19)	$2,424	$2,505	$(26)	$2,479
A-Note participations	325	—	325	326	—	326
B-Note participations	344	(30)	314	508	(131)	377
Mezzanine loans	463	(77)	386	856	(100)	756

Total [2]	$3,575	$(126)	$3,449	$4,195	$(257)	$3,938

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.

[2]	Excludes agricultural loans. For further information on the total mortgage loan portfolio, see Note 4 of the Notes to Condensed Consolidated Financial Statements.
Included in the table above are valuation allowances on mortgage loans held for sale associated with B-note participations and mezzanine loans of $25 and $70, respectively, which have a carrying value of $93 and $215, respectively, as of March 31, 2010. As of December 31, 2009, valuation allowances on mortgage loans held for sale associated with B-note participations and mezzanine loans were $36 and $40, respectively, which had a carrying value of $38 and $85, respectively.
At origination, the weighted average loan-to-value (“LTV”) ratio of the Company’s commercial mortgage loan portfolio was approximately 63%. As of March 31, 2010, the current weighted average LTV ratio was approximately 80%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan values are updated periodically through property level reviews of the portfolio. Factors considered in the property valuation include, but are not limited to, actual and expected property cash flows, geographic market data and capitalization rates.
Limited Partnerships and Other Alternative Investments
The following table presents the Company’s investments in limited partnerships and other alternative investments which include hedge funds, mortgage and real estate funds, mezzanine debt funds, and private equity and other funds. Hedge funds include investments in funds of funds and direct funds. Mortgage and real estate funds consist of investments in funds whose assets consist of mortgage loans, mortgage loan participations, mezzanine loans or other notes which may be below investment grade, as well as equity real estate and real estate joint ventures. Mezzanine debt funds include investments in funds whose assets consist of subordinated debt that often incorporates equity-based options such as warrants and a limited amount of direct equity investments. Private equity and other funds primarily consist of investments in funds whose assets typically consist of a diversified pool of investments in small non-public businesses with high growth potential.

	March 31, 2010		December 31, 2009
	Amount	Percent	Amount	Percent

Hedge funds	$88	11.7%	$105	13.8%
Mortgage and real estate funds	112	14.9%	124	16.4%
Mezzanine debt funds	68	9.1%	66	8.7%
Private equity and other funds	483	64.3%	464	61.1%

Total	$751	100.0%	$759	100.0%

Security Unrealized Loss Aging
As part of the Company’s ongoing security monitoring process, the Company has reviewed its AFS securities in an unrealized loss position and concluded that there were no additional impairments as of March 31, 2010 and that these securities have sufficient expected future cash flows to recover the entire amortized cost basis, are temporarily depressed and are expected to recover in value as the securities approach maturity or as real estate related market spreads return to more normalized levels.

Most of the securities depressed over 20% for nine months or more are supported by real estate related and financial services sector assets, and have a weighted average current rating of A-. Current market spreads continue to be significantly wider for securities supported by real estate related assets, as compared to spreads at the security’s respective purchase date, largely due to the continued effects of the recession and the economic and market uncertainties regarding future performance of commercial and residential real estate. The Company reviewed these securities as part of its impairment evaluation process. The Company’s best estimate of future cash flows utilized in its impairment process involves both macroeconomic and security specific assumptions that may differ based on asset class, vintage year and property location including, but not limited to, historical and projected default and recovery rates, current and expected future delinquency rates, property value declines and the impact of obligor re-financing. For these securities in an unrealized loss position where a credit impairment has not been recorded, the Company’s best estimate of expected future cash flows are sufficient to recover the amortized cost basis of the security.
The same market conditions noted above also apply to AFS securities depressed over 50% for more than twelve months, which consist primarily of CMBS bonds and CRE CDOs. These structured debt securities are all fixed maturities with contractual cash flows. Based upon the Company’s cash flow modeling and current market and collateral performance assumptions, these CMBS and CRE CDOs have sufficient credit protection levels to receive contractually obligated principal and interest payments, and accordingly, the Company has concluded that no credit impairment exists on these securities. Furthermore, the Company neither has an intention to sell nor does it expect to be required to sell these securities.
For the CMBS and CRE CDOs which primarily comprise the AFS securities depressed over 50% for more than twelve months, current market pricing reflects market illiquidity and risk premiums, and for a majority of the securities, a floating coupon rate. The illiquidity and risk premiums are the result of the underlying collateral performance to-date and the potential uncertainty in the securities’ future cash flows. Because of the uncertainty surrounding the future performance of commercial real estate, market participants are requiring substantially greater returns, in comparison to the securities’ stated coupon rate, to assume the associated securities’ credit risk. If the securities’ collateral underperforms the macroeconomic and collateral assumptions in the future, the loss severity may be significant mainly due to the erosion of the securities’ credit subordination. In addition, coupon amounts associated with floating rate coupon securities are typically based upon a market based rate such as LIBOR. When the floating rate on which the coupon is based declines, the valuation of the respective security may also decline. LIBOR rates have declined subsequent to the date the CMBS and CRE CDOs were purchased. For further information regarding the Company’s security valuation process, see Note 3 of the Notes to Condensed Consolidated Financial Statements. For further information regarding the future collateral cash flows assumptions included in the Company’s impairment analysis, see Other-Than-Temporary Impairments in the Investment Credit Risk section of this MD&A. For further discussion on the Company’s ongoing security monitoring process and the factors considered in determining whether a credit impairment exists, see the Recognition and Presentation of Other-Than-Temporary Impairments section in Note 4 of the Notes to Condensed Consolidated Financial Statements.
The following table presents the Company’s unrealized loss aging for AFS securities by length of time the security was in a continuous unrealized loss position.

	March 31, 2010				December 31, 2009
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
	Items	Cost	Value	Loss	Items	Cost	Value	Loss

Three months or less	435	$3,809	$3,728	$(81)	766	$5,878	$5,622	$(256)
Greater than three to six months	238	2,262	2,097	(165)	39	161	143	(18)
Greater than six to nine months	23	111	97	(14)	172	1,106	931	(175)
Greater than nine to twelve months	131	876	758	(118)	62	1,501	1,205	(296)
Greater than twelve months	1,263	15,044	11,264	(3,780)	1,434	15,309	10,885	(4,424)

Total	2,090	$22,102	$17,944	$(4,158)	2,473	$23,955	$18,786	$(5,169)

The following tables present the Company’s unrealized loss aging for AFS securities continuously depressed over 20% by length of time (included in the table above).

	March 31, 2010				December 31, 2009
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss

Three months or less	38	$264	$193	$(71)	79	$591	$395	$(196)
Greater than three to six months	42	282	174	(108)	16	52	36	(16)
Greater than six to nine months	13	41	29	(12)	99	1,237	844	(393)
Greater than nine to twelve months	73	960	654	(306)	67	1,201	801	(400)
Greater than twelve months	525	5,828	3,168	(2,660)	585	6,235	3,115	(3,120)

Total	691	$7,375	$4,218	$(3,157)	846	$9,316	$5,191	$(4,125)

The following tables present the Company’s unrealized loss aging for AFS securities continuously depressed over 50% by length of time (included in the tables above).

	March 31, 2010				December 31, 2009
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss

Three months or less	22	$76	$36	$(40)	42	$132	$46	$(86)
Greater than three to six months	30	82	28	(54)	11	5	2	(3)
Greater than six to nine months	7	2	1	(1)	51	175	69	(106)
Greater than nine to twelve months	39	146	62	(84)	52	499	173	(326)
Greater than twelve months	201	1,925	628	(1,297)	205	2,105	601	(1,504)

Total	299	$2,231	$755	$(1,476)	361	$2,916	$891	$(2,025)

Other-Than-Temporary Impairments
The following table presents the Company’s impairments recognized in earnings by security type.

	Three Months Ended
	March 31,
	2010	2009

ABS	$—	$4
CRE CDOs	62	8
CMBS
Bonds	60	—
IOs	—	3
Corporate	—	93
Equity	1	35
RMBS
Alt-A	2	—
Sub-prime	12	36

Total	$137	$179

Three months ended March 31, 2010
Impairments recognized in earnings were comprised of credit impairments of $136 and impairments on equity securities of $1.
Credit impairments were primarily concentrated on structured securities, mainly CRE CDOs and CMBS bonds. These securities were impaired primarily due to continued property-specific deterioration of the underlying collateral and increased delinquencies. The Company determined these impairments utilizing both a top down modeling approach and, for certain commercial real estate backed securities, a loan by loan collateral review.
The top down modeling approach used discounted cash flow models that considered losses under current and expected future economic conditions. Assumptions used over the current recessionary period included macroeconomic factors, such as a high unemployment rate, as well as sector specific factors including, but not limited to:
•	Commercial property value declines that averaged 40% to 45% from the valuation peak but differed by property type and location.
•	Average cumulative CMBS collateral loss rates that varied by vintage year but reached approximately 12% for the 2007 vintage year.
•	Residential property value declines that averaged 37% to 40% from the valuation peak but differed by location.
•	Average cumulative RMBS collateral loss rates that varied by vintage year but reached approximately 46% for the 2007 vintage year.
The Company’s loan by loan collateral review for certain of its commercial real estate backed securities utilized assumptions about expected future collateral cash flows, including the expected timing of each security’s first loss, if any, and the probability and severity of ultimate loss, discounted at the security’s book yield prior to impairment. The expected future cash flows included projected rental rates and occupancy levels that varied based on property type and sub-market.
In addition to the credit impairments recognized in earnings, the Company recognized $179 of non-credit impairments in other comprehensive income, predominately concentrated in CRE CDOs. These non-credit impairments represent the difference between fair value and the Company’s best estimate of expected future cash flows discounted at the security’s effective yield prior to impairment, rather than at current market implied credit spreads. The non-credit impairments primarily represent increases in market liquidity premiums and credit spread widening that occurred after the securities were purchased. In general, larger liquidity premiums and wider credit spreads are the result of deterioration of the underlying collateral performance of the securities, as well as the risk premium required to reflect future uncertainty in the real estate market.
Future impairments may develop as the result of changes in intent to sell specific securities or if actual results underperform current modeling assumptions, which may be the result of, but are not limited to, macroeconomic factors, changes in assumptions used and property performance below current expectations.
Three months ended March 31, 2009
For the three months ended March 31, 2009, impairments were concentrated on subordinated fixed maturities and preferred equities within the financial services sector that the Company did not anticipate substantial recovery due to concerns about the issuer’s ability to continue to make contractual payments, including bankruptcy and financial restructurings. The remaining impairments primarily related to sub-prime RMBS as a result of continued market value decline.

Valuation Allowances on Mortgage Loans
Three months ended March 31, 2010
The Company recorded additions to the mortgage loan valuation allowance of $72 which were comprised of $64 on mortgage loans held for sale for which the Company plans to sell in 2010 and $8 due to credit-related concerns. The additions for mortgage loans held for sale were comprised of $10 of B-note, $51 of mezzanine and $3 of agricultural loans which have a carrying value, net of valuation allowances, of $93, $191 and $104, respectively. For further information on the B-note and mezzanine loans, see the Commercial Mortgage Loans section further above.
Three months ended March 31, 2009
The Company recorded additions to the mortgage loan valuation allowance of $48 due to credit-related concerns.
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
The Company utilizes a variety of over-the-counter and exchange traded derivative instruments as a part of its overall risk management strategy, as well as to enter into replication transactions. Derivative instruments are used to manage risk associated with interest rate, equity market, credit spread, issuer default, price, and currency exchange rate risk or volatility. Replication transactions are used as an economical means to synthetically replicate the characteristics and performance of assets that would otherwise be permissible investments under the Company’s investment policies. For further information, see Note 4 of the Notes to Condensed Consolidated Financial Statements.
Derivative activities are monitored and evaluated by the Company’s risk management team and reviewed by senior management. In addition, the Company monitors counterparty credit exposure on a monthly basis to ensure compliance with Company policies and statutory limitations. The notional amounts of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. For further information on the Company’s use of derivatives, see Note 4 of the Notes to Condensed Consolidated Financial Statements.
Market Risk
The Company is exposed to market risk, primarily relating to the market price and/or cash flow variability associated with changes in interest rates, credit spreads including issuer defaults, equity prices or market indices and the related volatility, and foreign currency exchange rates. The Company is also exposed to credit and counterparty repayment risk. For further discussion of market risk, see the Capital Markets Risk Management section of the MD&A in the Company’s 2009 Form 10-K Annual Report.
Interest Rate Risk
The Company’s exposure to interest rate risk relates to the market price and/or cash flow variability associated with changes in market interest rates. The Company manages its exposure to interest rate risk by constructing investment portfolios that maintain asset allocation limits and asset/liability duration matching targets which include the use of derivatives. For further discussion of interest rate risk, see the Interest Rate Risk discussion within the Capital Markets Risk Management section of the MD&A in the Company’s 2009 Form 10-K Annual Report.
The Company is also exposed to interest rate risk based upon the discount rate assumption associated with the Company’s pension and other postretirement benefit obligations. The discount rate assumption is based upon an interest rate yield curve comprised of bonds rated Aa with maturities primarily between zero and thirty years. For further discussion of interest rate risk associated with the benefit obligations, see the Critical Accounting Estimates section of the MD&A under Pension and Other Postretirement Benefit Obligations and Note 14 of the Notes to Consolidated Financial Statements in the Company’s 2009 Form 10-K Annual Report.
In addition, management evaluates performance of certain products based on net investment spread which is, in part, influenced by changes in interest rates. For further discussion, see the Consolidated Results section of the MD&A.
As interest rates decline, certain mortgage-backed securities are more susceptible to paydowns and prepayments. During such periods, the Company generally will not be able to reinvest the proceeds at comparable yields. Lower interest rates will also likely result in lower net investment income, increased hedging cost associated with variable annuities and, if declines are sustained for a long period of time, it may subject the Company to reinvestment risks, higher pension costs expense, higher ultimate claim costs on our living benefit guarantee programs, particularly in Japan, and possibly reduced profit margins associated with guaranteed crediting rates on certain products. Conversely, the fair value of the investment portfolio will increase when interest rates decline and the Company’s interest expense will be lower on its variable rate debt obligations.

Credit Risk
The Company is exposed to credit risk within our investment portfolio and through counterparties. Credit risk relates to the uncertainty of an obligor’s continued ability to make timely payments in accordance with the contractual terms of the instrument or contract. The Company manages credit risk through established investment credit policies which address quality of obligors and counterparties, credit concentration limits, diversification requirements and acceptable risk levels under expected and stressed scenarios. For further discussion of credit risk, see the Credit Risk section of the MD&A in the Company’s 2009 Form 10-K Annual Report.
For further information on credit risk associated with derivatives, see the Investment Credit Risk section of the MD&A.
The Company is also exposed to credit spread risk related to security market price and cash flows associated with changes in credit spreads. Credit spread tightening will reduce net investment income associated with new purchases of fixed maturities and increase the fair value of the investment portfolio resulting in lower impairment losses. For a discussion of the movement of credit spread impacts on the Company’s statutory financial results as it relates to the accounting and reporting for market value fixed annuities, see the Capital Resources & Liquidity section of the MD&A.
Equity Product Risk
The Company’s equity product risk is managed at the Life Operations level of the Hartford Financial Services Group (“HFSG”). The disclosures in the following equity product risk section are reflective of Life Operations risk management program, including reinsurance with third parties and the dynamic and macro derivative hedging programs which are structured at a parent company level. The following disclosures are also reflective of the Company’s reinsurance of the majority of variable annuities with living and death benefit riders to an affiliated captive reinsurer, effective October 1, 2009. See Note 10 Transactions with Affiliates for further information on the reinsurance transaction.
The Company’s operations are significantly influenced by the U.S., Japanese and other global equity markets. Increases or decreases in equity markets impact certain assets and liabilities related to the Company’s variable products and the Company’s earnings derived from those products. These variable products include variable annuities, mutual funds, and variable life insurance.
Generally, declines in equity markets will:
•	reduce the value of assets under management and the amount of fee income generated from those assets;

•	increase the liability for direct GMWB benefits, and reinsured GMWB and GMIB benefits, resulting in realized capital losses;

•	increase the value of derivative assets used to hedge product guarantees resulting in realized capital gains;

•	increase costs under the Company’s hedging program;

•	increase the Company’s net amount at risk for GMDB benefits;

•	decrease the Company’s actual gross profits, resulting in increased DAC amortization;

•	increase the amount of required statutory capital necessary to maintain targeted risk based capital ratios;

•	turn customer sentiment toward equity-linked products negative, causing a decline in sales; and

•	decrease the Company’s estimated future gross profits. See Life Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts within Critical Accounting Estimates for further information.
Generally, increases in equity markets will reduce the value of derivative assets used to provide a macro hedge on statutory surplus, resulting in realized capital losses during periods of market appreciation.
GMWB and Intercompany Reinsurance of GMWB and GMIB
The majority of the Company’s U.S. and U.K. variable annuities include a GMWB rider. In the second quarter of 2009, the Company suspended all product sales in the U.K and Japan. The Company’s new U.S. variable annuity product, launched in October 2009, does not offer a GMWB. Declines in the equity markets will increase the Company’s liability for these benefits. The Company reinsures a majority of the GMWB benefits with an affiliated captive reinsurer. A GMWB contract is ‘in the money’ if the contract holder’s guaranteed remaining benefit (“GRB”) becomes greater than the account value. As of March 31, 2010 and December 31, 2009, 55% and 59%, respectively, of all unreinsured U.S. GMWB ‘in-force’ contracts were ‘in the money’. For U.S. and U.K. GMWB contracts that were ‘in the money’ the Company’s exposure to the GRB, after internal and external reinsurance, as of March 31, 2010 and December 31, 2009, was $586 and $775, respectively. However, the Company expects to incur these payments in the future only if the policyholder has an ‘in the money’ GMWB at their death or their account value is reduced to a specified minimum level, through contractually permitted withdrawals and/or market declines. If the account value is reduced to the specified level, the contract holder will receive an annuity equal to the remaining GRB. For the Company’s “life-time” GMWB products, this annuity can continue beyond the GRB. As the account value fluctuates with equity market returns on a daily basis, and the “life-time” GMWB payments can exceed the GRB, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than $586. For additional information on the Company’s GMWB liability, see Note 3 of Notes to Consolidated Financial Statements.
The Company enters into various reinsurance agreements to reinsure GMWB and GMIB benefits issued by HLIKK, a Japan affiliate of the Company. In the second quarter of 2009, the Company suspended new product sales in the Company’s Japan affiliate and in the fourth quarter the Company reinsured 100% of the assumed benefits to an affiliated captive reinsurer. See Note 10 Transactions with Affiliates for further discussion.
GMDB and Intercompany Reinsurance of GMDB
The majority of the Company’s variable annuity contracts include a GMDB rider. A majority of the Company’s GMDB benefits, both direct and assumed, are reinsured with an affiliated captive reinsurer. Declines in the equity market will generally increase the Company’s liability GMDB riders. The Company’s total gross exposure (i.e. before reinsurance) to U.S. GMDBs as of March 31, 2010 and December 31, 2009 is $15.6 and $18.4 billion. The Company will incur these payments in the future only if the policyholder has an ‘in-the-money’ GMDB at their time of death. The Company reinsures a majority of these GMDB benefit guarantees externally and internally with an affiliated captive reinsurer. As of March 31, 2010, of the remaining net amount at risk for the GMDB benefit after the Company’s 55% of external reinsurance, 69% is internally reinsured with an affiliated captive reinsurer. As of December 31, 2009, of the remaining net amount at risk for GMDB benefit after the Company’s 53% of external reinsurance, 69% is internally reinsured with an affiliated captive reinsurer. Under certain of these reinsurance agreements, the reinsurers’ exposure is subject to an annual cap. The Company’s net exposure (i.e. after reinsurance), referred to as the retained net amount at risk, is $2.2 and $2.6 billion, as of March 31, 2010 and December 31, 2009. For additional information on the Company’s GMDB liability, see Note 7 of Notes to Condensed Consolidated Financial Statements.
The Company enters into various reinsurance agreements to reinsure GMDB benefits issued by HLIKK, a Japan affiliate of the Company. In the second quarter of 2009, the Company suspended new product sales in the Company’s Japan affiliate and, in the fourth quarter, the company reinsured 100% of the assumed benefits to an affiliated captive reinsurer. See Note 10, Transactions with Affiliates for further discussion.
Equity Product Risk Management
The Company has made considerable investment in analyzing market risk exposures arising from: GMDB, GMWB and reinsurance of GMIB, GMWB, and GMDB; equity market and interest rate risks; and foreign currency exchange risk. The Company evaluates these risks both individually and, in the aggregate, to determine financial risk of its products and to judge their potential impacts on U.S. GAAP earnings and statutory surplus. The Company manages the equity market, interest rate and foreign currency exchange risks embedded in its products through product design, reinsurance, customized derivatives, and dynamic hedging and macro hedging programs. The Company recently launched a new variable annuity product with reduced equity risk and has increased GMWB rider fees on new sales of the Company’s legacy variable annuities and the related in-force, as contractually permitted. Depending upon competitors’ reactions with respect to products and related rider charges, the Company’s strategy of reducing product risk and increasing fees may cause a decline in market share.
Third Party Reinsurance
The Company uses third-party reinsurance for a portion of U.S. contracts issued with GMWB riders prior to the third quarter of 2003. The Company also reinsures to a third party GMWB risks associated with a block of business sold between the third quarter of 2003 and the second quarter of 2006. The Company also uses third party reinsurance for a portion of the GMDB issued in the U.S.
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
The Company’s macro hedge program uses derivative instruments to partially hedge the statutory tail scenario risk, arising from U.S. and Japan GMWB, GMDB, and GMIB statutory liabilities, on statutory surplus and the associated RBC ratios. See Capital Resources and Liquidity for additional information. The macro hedge program will result in additional cost and U.S, GAAP earnings volatility in times of market increases as changes in the value of the macro hedge derivatives which hedge statutory liabilities may not be closely aligned to U.S. GAAP liabilities.
See Note 4 of Notes to Condensed Consolidated Financial Statements for additional information on hedging derivatives.
The following table summarizes the Company’s U.S. GMWB account value by type of risk management strategy as of March 31, 2010:

		GMWB
		Account	% of GMWB
Risk Management Strategy	Duration	Value	Account Value

Entire GMWB risk reinsured with a third party	Life of the product	$5,153	11%

Dynamic hedging of capital markets risk using various derivative instruments [1]	Maturity of up to 10 years [2]	$7,983	17%

Entire GMWB risk reinsured with an affiliate	Life of the product	$32,865	72%

		$46,001	100%

[1]	During 2009, the Company continued to maintain a reduced level of dynamic hedge protection on U.S. GAAP earnings while placing a greater relative emphasis on the protection of statutory surplus. This shift in emphasis includes the macro hedge program.

[2]	This portion of the GMWB hedge strategy may include derivatives with maturities of up to 10 years. Non-parallel shifts for both equity implied volatility and LIBOR yield curves may increase U.S. GAAP volatility..
During the quarter ended March 31, 2010, U.S. GMWB liabilities, net of the dynamic and macro hedging programs, reported a net realized pre-tax loss of ($240) primarily driven by decreases in interest rates of approximately 20 basis points and increases in U.S. equity markets of approximately 5%, partially offset by decreases in volatility of approximately 2% and the relative outperformance of the underlying actively managed funds as compared to their respective indices.
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
Further downgrades to the credit ratings of the Company’s insurance operating companies may have adverse implications for its use of derivatives including those used to hedge benefit guarantees of variable annuities. In some cases, further downgrades may give derivative counterparties the unilateral contractual right to cancel and settle outstanding derivative trades or require additional collateral to be posted. In addition, further downgrades may result in counterparties becoming unwilling to engage in additional over-the-counter (“OTC”) derivatives or may require collateralization before entering into any new trades. This will restrict the supply of derivative instruments commonly used to hedge variable annuity guarantees, particularly long-dated equity derivatives and interest rate swaps. Under these circumstances, the Company’s operating subsidiaries could conduct hedging activity using available OTC derivatives, as well as a combination of cash and exchange-traded instruments.
CAPITAL RESOURCES AND LIQUIDITY
Capital resources and liquidity represent the overall strength of Hartford Life Insurance Company and its ability to generate strong cash flows from each of the business segments, borrow funds at competitive rates and raise new capital to meet operating and growth needs over the next twelve months.
Capital Purchase Program
On March 31, 2010, The Hartford repurchased all 3.4 million shares of Series E Preferred Stock issued to the U.S. Treasury (the “Treasury”) for an aggregate purchase price of $3.4 billion. The Hartford used approximately $423 of the net proceeds from the debt issuance, $1.6 billion from the common stock issuance, $556 from the preferred stock issuance together with available funds at the HFSG Holding Company to repurchase the Series E Preferred Stock. The Hartford recorded a $440 charge to retained earnings representing the acceleration of the accretion of the remaining discount on the preferred stock. Treasury continues to hold warrants to purchase approximately 52 million shares of the Hartford’s common stock at an exercise price of $9.79 per share. During The Hartford’s participation in the Capital Purchase Program (“CPP”), The Hartford was subject to numerous additional regulations, including restrictions on the ability to increase the common stock dividend, limitations on the compensation arrangements for senior executives and additional corporate governance standards. As a result of the redemption of Series E Preferred Stock, The Hartford believes it is no longer subject to these regulations other than certain reporting and certification obligations to U.S. regulating agencies.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of March 31, 2010, is $472. Related to this $472, the legal entities have posted collateral of $473 in the normal course of business. Based on derivative market values as of March 31, 2010, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require approximately an additional $15 to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we may be required to post is primarily in the form of U.S. Treasury bills and U.S. Treasury notes.
The table below presents the aggregate notional amount and fair value of derivative relationships that could be subject to immediate termination in the event of further rating agency downgrades.

	As of March 31, 2010
Ratings levels	Notional Amount	Fair Value

Either BBB+ or Baa1	$3,116	$129
Both BBB+ and Baa1 [1] [2]	$11,957	$306

[1]	The notional amount and fair value include both the scenario where only one rating agency takes action to this level as well as where both rating agencies take action to this level.

[2]	The notional and fair value amounts include a customized GMWB derivative with a notional amount of $5 billion and a fair value of $107, for which the Company has a contractual right to make a collateral payment in the amount of approximately $61 to prevent its termination.
Insurance Operations
As of March 31, 2010, the Company’s total assets under management were $302 billion. Of the total assets under management, approximately $230.7 billion is held in separate accounts, within mutual funds or were held in international statutory separate accounts. Mutual funds are not recorded on the Company’s balance sheet. The remaining $71.3 billion was held in the Company’s general account supported by the Company’s general account invested assets of $54.8 billion including a significant short-term investment position to meet liquidity needs. As of March 31, 2010 and December 31, 2009, the Company held total fixed maturity investments of $47.1 billion and $45.5 billion, respectively. As of March 31, 2010, the Company’s cash and short-term investments of $4.4 billion, included $678 billion of collateral received from, and held on behalf of, derivative counterparties and $143 of collateral pledged to derivative counterparties. The Company also held $3.0 billion of treasury securities, of which $473 had been pledged to derivative counterparties.
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
$11.0 billion relates to the Company’s Global Annuity – U.S. Fixed MVA annuities that are held in a statutory separate account, but under U.S. GAAP are recorded in the general account as Fixed MVA annuity contract holders are subject to the Company’s credit risk. In the statutory separate account, the Company is required to maintain invested assets with a fair value equal to the market value adjusted surrender value of the Fixed MVA contract. In the event assets decline in value at a greater rate than the market value adjusted surrender value of the Fixed MVA contract, the Company is required to contribute additional capital to the statutory separate account. The Company will fund these required contributions with operating cash flows and short-term investments. In the event that operating cash flows or short-term investments are not sufficient to fund required contributions, the Company may have to sell other invested assets at a loss, potentially resulting in a decrease to statutory surplus. As the fair value of invested assets in the statutory separate account are generally equal to the market value adjusted surrender value of the Fixed MVA contract, surrender of Fixed MVA annuities will have an insignificant impact on the liquidity requirements of the Company.

Approximately $1.3 billion of GIC contracts are subject to discontinuance provisions which allow the policyholders to terminate their contracts prior to scheduled maturity at the lesser of the book value or market value. Generally, the market value adjustment is reflective of changes in interest rates and credit spreads. As a result, the market value adjustment feature in the GIC contract serves to protect the Company from interest rate risks and limit the Company’s liquidity requirements in the event of a surrender. At December 31, 2009 all policyholders with the ability to terminate at book value after proper notice have exercised it that option and have been paid out.
Surrenders of, or policy loans taken from, as applicable, the remaining $18.8 billion of general account liabilities, which include the general account option for Global Annuity – U.S.’s individual variable annuities and Individual Life’s variable life contracts, the general account option for Retirement Plan annuities and universal life contracts sold by Individual Life may be funded through operating cash flows of the Company, available short-term investments, or the Company may be required to sell fixed maturity investments to fund the surrender payment. Sales of fixed maturity investments could result in the recognition of significant realized losses and insufficient proceeds to fully fund the surrender amount. In this circumstance, the Company may need to acquire additional liquidity from the HFSG Holding Company or take other actions, including enforcing certain contract provisions which could restrict surrenders and/or slow or defer payouts.
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
On March 16, 2010, Fitch affirmed the financial strength ratings of the Company and maintained the negative outlook for all ratings.
On March 17, 2010, S&P affirmed the financial strength ratings of the Company and revised the outlook to negative from stable.
On March 17, 2010, Moody’s affirmed the financial strength ratings of the Company and maintained the stable outlook for all ratings.
On March 24, 2010, A.M. Best affirmed the financial strength ratings of the Company and revised the outlook to stable from negative.
The following table summarizes Hartford Life Insurance Company’s significant member companies’ financial ratings from the major independent rating organizations as of April 23, 2010:

Standard &
	A.M. Best	Fitch	Poor’s	Moody’s

Insurance Financial Strength Ratings
Hartford Life Insurance Company	A	A-	A		A3
Hartford Life and Annuity Insurance Company	A	A-	A		A3
Other Ratings
Hartford Life Insurance Company:
Short Term Rating	—	—	A-1	P	-2
Consumer Notes	a	BBB+	A	Baa1
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
The Company’s aggregate statutory capital and surplus, as prepared in accordance with the National Association of Insurance Commissioners’ Accounting Practices and Procedures Manual (“US STAT”) was $5.6 billion as of March 31, 2010 and $5.4 billion as of December 31, 2009, respectively. The statutory surplus amount as of December 31, 2009 is based on actual statutory filings with the applicable regulatory authorities. The statutory surplus amount as of March 31, 2010, is an estimate, as the 2010 statutory filings have not yet been made.
Equity Markets
For a discussion of the potential impact of the equity markets on capital and liquidity, see the Capital Markets Risk Management section under “Market Risk” above.
Contingencies
Legal Proceedings — For a discussion regarding contingencies related to the Company’s legal proceedings, please see Part II, Item 1, “Legal Proceedings”.
Legislative Developments

On February 1, 2010, the Obama Administration released its “FY 2011, Budget of the United States Government” (the “Budget”). Although the Administration has not released proposed statutory language, the Budget includes proposals which if enacted, would affect the taxation of life insurance companies and certain life insurance products. In particular, the proposals would affect the treatment of corporate owned life insurance (“COLI”) policies by limiting the availability of certain interest deductions for companies that purchase those policies. The proposals would also change the method used to determine the amount of dividend income received by a life insurance company on assets held in separate accounts used to support products, including variable life insurance and variable annuity contracts, that is eligible for the dividends received deduction (“DRD”). The DRD reduces the amount of dividend income subject to tax and is a significant component of the difference between the Company’s actual tax expense and expected amount determined using the federal statutory tax rate of 35%. If proposals of this type were enacted, the Company’s sale of COLI, variable annuities, and variable life products could be adversely affected and the Company’s actual tax expense could increase, reducing earnings. The Budget also included a proposal to levy a $90 billion “Financial Crisis Responsibility Fee” on large financial institutions, including The Hartford.
ACCOUNTING STANDARDS
For a discussion of accounting standards, see Note 1 of Notes to the Condensed Consolidated Financial Statements included in the Company’s 2009 Form 10-K Annual Report and Note 1 of Notes to the Condensed Consolidated Financial Statements.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Capital Markets Risk Management section of Management’s Discussion and Analysis for a discussion of the Company’s market risk.
Item 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of March 31, 2010.
Changes in internal control over financial reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
For a discussion of legal proceedings, see “Litigation” under Note 8 of the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.
Item 1A. RISK FACTORS
Investing in The Company involves risk. In deciding whether to invest in the securities of the Company, you should carefully consider the following risk factors, any of which could have a significant or material adverse effect on the business, financial condition, operating results or liquidity of the Company. This information should be considered carefully together with the other information contained in this report and the other reports and materials filed by the Company with the SEC.
Our operating environment remains challenging in light of uncertainty about the timing and strength of an economic recovery and the impact of governmental budgetary and regulatory initiatives. The steps we have taken to realign our businesses and strengthen our capital position may not be adequate to mitigate the financial, competitive and other risks associated with our operating environment, particularly if economic conditions deteriorate from their current levels or regulatory requirements change significantly, and we may be required to or we may seek to raise additional capital or take other strategic or financial actions that could adversely affect our business and results or trading prices for our capital stock.
Persistent volatility in financial markets and uncertainty about the timing and strength of a recovery in the global economy adversely affected our business and results in 2009, and we believe that these conditions may continue to affect our operating environment in 2010. High unemployment, lower family income, lower business investment and lower consumer spending in most geographic markets we serve have adversely affected the demand for financial and insurance products, as well as their profitability in some cases. Our results, financial condition and statutory capital remain sensitive to equity and credit market performance, and we expect that market volatility will continue to pressure returns in our life and property and casualty investment portfolios and that our hedging costs will remain high. Until economic conditions become more stable and improve, we also expect to experience realized and unrealized investment losses, particularly in the commercial real estate sector where significant market illiquidity and risk premiums exist that reflect the current uncertainty in the real estate market. Deterioration or negative rating agency actions with respect to our investments could also indirectly adversely affect our statutory capital and risk-based capital ratios, which could in turn have other negative consequences for our business and results.
The steps we have taken to realign our businesses and strengthen our capital position may not be adequate if economic conditions do not stabilize in line with our forecasts or if they experience a significant deterioration. These steps include ongoing initiatives, particularly the execution risk relating to the repositioning of our investment portfolios. In addition, we have modified our variable annuity product offerings and, in October 2009, launched a new variable annuity product. However, the future success of this new variable annuity product will be dependent on market acceptance. The level of market acceptance of this new product will directly affect the level of variable annuity sales of the Company in the future. If our actions are not adequate, our ability to support the scale of our business and to absorb operating losses and liabilities under our customer contracts could be impaired, which would in turn adversely affect our overall competitiveness. We could be required to raise additional capital or consider other actions to manage our capital position and liquidity or further reduce our exposure to market and financial risks. We may also be forced to sell assets on unfavorable terms that could cause us to incur charges or lose the potential for market upside on those assets in a market recovery. We could also face other pressures, such as employee recruitment and retention issues and potential loss of distributors for our products. Finally, trading prices for our capital stock could decline as a result or in anticipation of sales of our common stock or equity-linked instruments.
Even if the measures we have taken (or take in the future) are effective to mitigate the risks associated with our current operating environment, they may have unintended consequences. For example, rebalancing our hedging program may better protect our statutory surplus, but also result in greater U.S. GAAP earnings volatility. Actions we take may also entail impairment or other charges or adversely affect our ability to compete successfully in an increasingly difficult consumer market.
Regulatory developments relating to the recent financial crisis may also significantly affect our operations and prospects in ways that we cannot predict. U.S. and overseas governmental and regulatory authorities, including the SEC, the Office of Thrift Supervision, or the OTS, the New York Stock Exchange, or NYSE, or the Financial Industry Regulatory Authority are considering enhanced or new regulatory requirements intended to prevent future crises or otherwise stabilize the institutions under their supervision. The reforms being discussed include several that contemplate comprehensive restructuring of the regulation of the financial services industry, including possibly the merger of the OTS with the Office of the Comptroller of the Currency. Enactment of such measures likely would lead to stricter regulation of financial institutions generally, and heightened prudential requirements for systemically important firms in particular. Such measures could include taxation of financial transactions, liabilities and employee compensation.
Other changes under discussion in the U.S. include: breaking up firms that are considered “too big to fail” or mandating certain barriers between their activities in order to allow for an orderly resolution of failing financial institutions; establishing a “Federal Insurance Office” within Treasury to, among other things, conduct a study of how to improve insurance regulation in the United States; providing regulators with new means of limiting activities of financial firms; regulating compensation in the financial services industry; enhancing corporate governance, especially regarding risk management; and creating a new agency, the “Consumer Financial Protection Agency,” to protect U.S. consumers who buy financial products. A substantial number of the financial reforms currently discussed in the U.S. and globally may become law, although it is difficult to predict which will become law, how such reforms will be implemented or the exact impact they will have on our business, financial condition, results of operations and cash flows for a particular future period. If adopted, these changes will require regulatory implementation, the full impact of which will not be known until later.
New regulations will likely affect critical matters, including capital requirements, and published proposals by insurance regulatory authorities that have reduced or could reduce the pressure on our capital position may not be adopted, may be adopted in a form that does not afford as much capital relief as anticipated, or may be subsequently reversed in the future. If we fail to manage the impact of these developments effectively, our prospects, results and financial condition could be materially adversely affected.
Although The Hartford repurchased the Series E Preferred Stock issued to Treasury in the CPP, The Hartford remains subject to certain restrictions, oversight and costs relating to its receipt of federal assistance and its status as a savings and loan holding company that could materially affect its business, results and prospects.
Even though The Hartford repurchased all of the Series E Preferred Stock, it does not intend to repurchase the related warrant. Although it believes it will no longer be subject to the executive compensation restrictions, provisions of its agreement with Treasury relating to the CPP will remain in effect for so long as Treasury continues to hold the warrant or shares of The Hartford’s common stock received upon exercising the warrant, and it will continue to be a savings and loan holding company by virtue of its ownership of Federal Trust Bank (“FTB”), a federally chartered, FDIC-insured thrift, the acquisition of which was a condition to The Hartford’s participation in the CPP. The Hartford will therefore remain subject to various restrictions, oversight and costs and other potential consequences that could materially affect our business, results and prospects, including the following:
•	As a savings and loan holding company, The Hartford is subject to regulation, supervision and examination by the OTS, including with respect to required capital, cash flow, organizational structure, risk management and earnings at the parent company level, and to the OTS reporting requirements. All of The Hartford’s activities must be financially-related activities as defined by federal law (which includes insurance activities), and the OTS has enforcement authority over The Hartford, including the right to pursue administrative orders or penalties and the right to restrict or prohibit activities determined by the OTS to be a serious risk to FTB. The Hartford must also be a source of strength to FTB, which could require further capital contributions.

•	The Hartford believes that the limitations on the amount and form of bonus, retention and other incentive compensation that it may pay to executive officers and senior management no longer apply to it from and after the date it repurchased all of the Series E Preferred Stock. Nevertheless, recipients of federal assistance continue to be subject to intense scrutiny, and future regulatory initiatives could be adopted at the federal or state level that have the effect of constraining the business or management of those enterprises. These initiatives include a pending proposal before the Connecticut legislature that would, if adopted, impose a tax on bonuses paid by recipients of TARP funds. In addition, the Obama administration has proposed a financial crisis responsibility tax that would be levied on the largest financial institutions in terms of assets for at least the next ten years to recoup any shortfall from the TARP. We cannot predict the scope or impact of future regulatory initiatives or the effect that they may have on our ability to attract and retain key personnel, the cost and complexity of our compliance programs or on required levels of regulatory capital.
•	Future federal statutes may adversely affect the terms of the CPP that remain applicable to The Hartford, and Treasury may amend the terms of The Hartford’s agreement unilaterally if required by future statutes, including in a manner materially adverse to us.
Our framework for managing business risks may not be effective in mitigating risk and loss to us that could adversely affect our businesses.
Our business performance is highly dependent on our ability to manage risks that arise from a large number of day-to-day business activities, including insurance underwriting, claims processing, servicing, investment, financial and tax reporting and other activities, many of which are very complex and for some of which we rely on third parties. We seek to monitor and control our exposure to risks arising out of these activities through a risk control framework encompassing a variety of reporting systems, internal controls, management review processes and other mechanisms. We cannot be completely confident that these processes and procedures will effectively control all known risks or effectively identify unforeseen risks, or that our employees and third-party agents will effectively implement them. Management of business risks can fail for a number of reasons, including design failure, systems failure, failures to perform or unlawful activities on the part of employees or third parties. In the event that our controls are not effective or not properly implemented, we could suffer financial or other loss, disruption of our businesses, regulatory sanctions or damage to our reputation. Losses resulting from these failures can vary significantly in size, scope and scale and may have material adverse effects on our financial condition or results of operations.
For additional risk factors, please refer to Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 6. EXHIBITS
See Exhibits Index on page 69.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HARTFORD LIFE INSURANCE COMPANY

/s/ Ernest M. McNeill Jr.
Ernest M. McNeill Jr.
Senior Vice President and Chief Accounting Officer April 29, 2010

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
FORM 10-Q
FOR THE THREE MONTHS ENDED March 31, 2010
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